Form 10-Q
period 2014-03-31
NAVIENT CORP
filed 2014-05-09
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-13251

Navient Corporation

(Exact name of registrant as specified in its charter)

Delaware	52-2013874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Continental Drive, Newark, Delaware	19713
(Address of principal executive offices)	(Zip Code)

(302) 283-8000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, par value $0.01 per share	Outstanding at April 30, 2014 422,739,239

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
FFELP Loans (net of allowance for losses of $107 and $119, respectively)	$102,635	$104,588
Private Education Loans (net of allowance for losses of $2,059 and $2,097 respectively)	38,157	37,512
Investments
Available-for-sale	135	109
Other	652	783

Total investments	787	892
Cash and cash equivalents	3,742	5,190
Restricted cash and investments	3,794	3,650
Goodwill and acquired intangible assets, net	421	424
Other assets	6,936	7,287

Total assets	$156,472	$159,543

Liabilities
Short-term borrowings	$11,626	$13,795
Long-term borrowings	136,177	136,648
Other liabilities	3,071	3,458

Total liabilities	150,874	153,901

Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165	165
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400	400
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 549 million and 545 million shares issued, respectively	110	109
Additional paid-in capital	4,461	4,399
Accumulated other comprehensive income (loss) (net of tax (expense) benefit of $(4) and $(7), respectively)	7	13
Retained earnings	2,733	2,584

Total Navient Corporation stockholders’ equity before treasury stock	7,876	7,670
Less: Common stock held in treasury at cost: 127 million and 116 million shares, respectively	(2,283)	(2,033)

Total Navient Corporation stockholders’ equity	5,593	5,637
Noncontrolling interest	5	5

Total equity	5,598	5,642

Total liabilities and equity	$156,472	$159,543

Supplemental information — assets and liabilities of consolidated variable interest entities:

	March 31, 2014	December 31, 2013
FFELP Loans	$97,380	$99,254
Private Education Loans	25,139	25,530
Restricted cash and investments	3,618	3,395
Other assets	2,163	2,322
Short-term borrowings	1,694	3,655
Long-term borrowings	115,533	115,538

Net assets of consolidated variable interest entities	$11,073	$11,308

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest income:
FFELP Loans	$646	$735
Private Education Loans	644	623
Other loans	3	3
Cash and investments	3	5

Total interest income	1,296	1,366
Total interest expense	530	571

Net interest income	766	795
Less: provisions for loan losses	185	241

Net interest income after provisions for loan losses	581	554

Other income (loss):
Gains on sales of loans and investments	—	55
Losses on derivative and hedging activities, net	(8)	(31)
Servicing revenue	61	70
Contingency revenue	111	99
Gains on debt repurchases	—	23
Other	6	34

Total other income (loss)	170	250

Expenses:
Salaries and benefits	142	125
Other operating expenses	224	110

Total operating expenses	366	235
Goodwill and acquired intangible asset impairment and amortization expense	4	3
Restructuring and other reorganization expenses	26	10

Total expenses	396	248

Income from continuing operations, before income tax expense	355	556
Income tax expense	136	211

Net income from continuing operations	219	345
Income from discontinued operations, net of tax expense	—	1

Net income	219	346
Less: net loss attributable to noncontrolling interest	—	—

Net income attributable to Navient Corporation	219	346
Preferred stock dividends	5	5

Net income attributable to Navient Corporation common stock	$214	$341

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$.50	$.76
Discontinued operations	—	—

Total	$.50	$.76

Average common shares outstanding	427	451

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$.49	$.74
Discontinued operations	—	—

Total	$.49	$.74

Average common and common equivalent shares outstanding	435	458

Dividends per common share attributable to Navient Corporation	$.15	$.15

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$219	$346
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	(11)	1
Reclassification adjustments for derivative losses included in net income (interest expense)	3	3

Total unrealized gains (losses) on derivatives	(8)	4
Unrealized gains (losses) on investments	—	(1)
Income tax (expense) benefit	2	(1)

Other comprehensive income (loss), net of tax	(6)	2

Total comprehensive income	$213	$348

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2012	7,300,000	535,507,965	(82,910,021)	452,597,944	$565	$107	$4,237	$(6)	$1,451	$(1,294)	$5,060	$6	$5,066
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	346	—	346	—	346
Other comprehensive income, net of tax	—	—	—	—	—	—	—	2	—	—	2	—	2

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	348	—	348
Cash dividends:
Common stock ($.15 per share)	—	—	—	—	—	—	—	—	(68)	—	(68)	—	(68)
Preferred stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Preferred stock, series B ($.49 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	—	4,157,795	—	4,157,795	—	1	33	—	—	—	34	—	34
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	2	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	—	19	—	—	—	19	—	19
Common stock repurchased	—	—	(10,220,804)	(10,220,804)	—	—	—	—	—	(199)	(199)	—	(199)
Shares repurchased related to employee stock-based compensation plans	—	—	(2,324,575)	(2,324,575)	—	—	—	—	—	(42)	(42)	—	(42)

Balance at March 31, 2013	7,300,000	539,665,760	(95,455,400)	444,210,360	$565	$108	$4,291	$(4)	$1,723	$(1,535)	$5,148	$6	$5,154

Balance at December 31, 2013	7,300,000	545,210,941	(116,262,066)	428,948,875	$565	$109	$4,399	$13	$2,584	$(2,033)	$5,637	$5	$5,642
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	219	—	219	—	219
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(6)	—	—	(6)	—	(6)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	213	—	213
Cash dividends:
Common stock ($.15 per share)	—	—	—	—	—	—	—	—	(64)	—	(64)	—	(64)
Preferred stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Preferred stock, series B ($.49 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	—	4,238,182	—	4,238,182	—	1	33	—	—	—	34	—	34
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	11	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	—	—	—	18	—	—	—	18	—	18
Common stock repurchased	—	—	(8,368,300)	(8,368,300)	—	—	—	—	—	(200)	(200)	—	(200)
Shares repurchased related to employee stock-based compensation plans	—	—	(2,115,470)	(2,115,470)	—	—	—	—	—	(50)	(50)	—	(50)

Balance at March 31, 2014	7,300,000	549,449,123	(126,745,836)	422,703,287	$565	$110	$4,461	$7	$2,733	$(2,283)	$5,593	$5	$5,598

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$219	$346
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(1)
Gains on loans and investments, net	—	(55)
Gains on debt repurchases	—	(23)
Goodwill and acquired intangible asset impairment and amortization expense	4	3
Stock-based compensation expense	18	19
Unrealized gains on derivative and hedging activities	(181)	(138)
Provisions for loan losses	185	241
Decrease (increase) in restricted cash — other	5	(15)
Decrease in accrued interest receivable	109	19
(Decrease) increase in accrued interest payable	(69)	2
Decrease in other assets	257	291
Increase (decrease) in other liabilities	11	(158)

Cash provided by operating activities — continuing operations	558	531

Cash (used in) operating activities — discontinued operations	—	(2)

Total net cash provided by operating activities	558	529

Investing activities
Student loans acquired and originated	(1,975)	(1,559)
Reduction of student loans:
Installment payments, claims and other	3,090	3,349
Proceeds from sales of student loans	—	226
Other investing activities, net	119	65
Purchases of available-for-sale securities	(25)	(14)
Proceeds from maturities of available-for-sale securities	2	9
Purchases of held-to-maturity and other securities	(65)	(93)
Proceeds from sales and maturities of held-to-maturity and other securities	67	94
(Increase) decrease in restricted cash — variable interest entities	(221)	107

Total net cash provided by investing activities	992	2,184

Financing activities
Borrowings collateralized by loans in trust — issued	2,649	2,588
Borrowings collateralized by loans in trust — repaid	(2,834)	(3,182)
Asset-backed commercial paper conduits, net	(1,918)	427
ED Conduit Program facility, net	—	(2,583)
Other long-term borrowings issued	834	1,489
Other long-term borrowings repaid	(1,535)	(1,433)
Other financing activities, net	(11)	(358)
Retail and other deposits, net	86	396
Common stock repurchased	(200)	(199)
Common stock dividends paid	(64)	(68)
Preferred stock dividends paid	(5)	(5)

Net cash used in financing activities	(2,998)	(2,928)

Net decrease in cash and cash equivalents	(1,448)	(215)
Cash and cash equivalents at beginning of period	5,190	3,900

Cash and cash equivalents at end of period	$3,742	$3,685

Cash disbursements made (refunds received) for:
Interest	$519	$568

Income taxes paid	$38	$15

Income taxes received	$(1)	$(1)

Noncash activity:
Investing activity — Student loans and other assets removed related to sale of Residual Interest in securitization	$—	$(3,665)

Financing activity — Borrowings removed related to sale of Residual Interest in securitization	$—	$(3,681)

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2014 and for the three months ended

March 31, 2014 and 2013 is unaudited)

1.	Organization and Business

On May 29, 2013, SLM Corporation (“Existing SLM”) first announced its intent to separate into two distinct publicly traded entities — a loan management, servicing and asset recovery business and a consumer banking business. The loan management, servicing and asset recovery business, Navient Corporation (“Navient”), would be comprised primarily of Existing SLM’s portfolios of education loans not currently held in Sallie Mae Bank, as well as servicing and asset recovery activities on these loans and loans held by third parties. The consumer banking business would be comprised primarily of Sallie Mae Bank and its Private Education Loan origination business, the Private Education Loans it holds and a related servicing business, and would be a consumer banking franchise with expertise in helping families save, plan and pay for college.

On April 8, 2014, the board of directors of Existing SLM approved the distribution of all of the issued and outstanding shares of Navient common stock on the basis of one share of Navient common stock for each share of Existing SLM common stock issued and outstanding as of the close of business on April 22, 2014, the record date for the distribution. The distribution occurred on April 30, 2014. The distribution was preceded by an internal corporate reorganization of Existing SLM pursuant to which, on April 29, 2014, New BLC Corporation (“SLM BankCo”) replaced Existing SLM as the parent holding company of Sallie Mae pursuant to a holding company merger (the “Merger”). In accordance with Section 251(g) of the Delaware General Corporation Law, by action of the Existing SLM board of directors and without a shareholder vote, Existing SLM was merged into Navient, LLC, a wholly-owned subsidiary of SLM BankCo, with Navient, LLC surviving (“Existing SLM SurvivorCo”). Immediately following the effective time of the Merger, SLM BankCo changed its name to “SLM Corporation.” Following the Merger, the assets and liabilities associated with the education loan management, servicing and asset recovery business were transferred to Navient, and those assets and liabilities associated with the consumer banking business were transferred to Existing SLM. The internal corporate reorganization and the distribution of Navient common stock are sometimes collectively referred to herein as the “Spin-Off.” The separation and distribution is intended to be tax-free to stockholders of Sallie Mae. For further information on the Spin-Off, please refer to Navient’s Registration Statement on Form 10 (File No. 001-36228) filed with the Securities and Exchange Commission (“SEC”) on April 10, 2014 and declared effective on April 14, 2014 (the “Form 10”) and Existing SLM’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 19, 2014 (the “2013 Form 10-K”).

Due to the relative significance of Navient to Existing SLM, among other factors, for financial reporting purposes Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to Existing SLM, notwithstanding the legal form of the Spin-Off. As a result, the historical financial statements of Existing SLM are the historical financial statements of Navient. For that reason, the historical financial information contained in this Quarterly Report on Form 10-Q is that of Existing SLM (which includes the consolidated results of both Navient and the consumer banking business). Navient will show the distribution of the approximate $1.7 billion of consumer banking business net assets as of the distribution date.

By virtue of Navient’s Form 10 registration statement being declared effective by the SEC on April 14, 2014, Navient is required to file this Form 10-Q for the quarter ended March 31, 2014.

On May 6, 2014, SLM BankCo, as reconstituted after the Spin Off, issued audited consolidated financial statements on a stand-alone basis for SLM BankCo and its subsidiaries for each of the three years ended December 31, 2013. These carve-out financial statements were presented on a basis of accounting that reflects a change in reporting entity. They reflected the results of the consumer banking business and did not include Navient’s results. As previously discussed, the historical financial statements of Existing SLM prior to the Spin-Off have become the historical financial statements of Navient.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Organization and Business (Continued)

For purposes of this Quarterly Report on Form 10-Q, any references to “we,” “our,” “us,” or the “Company” with respect to any period on or prior to the date of the Spin-Off means and refers to Existing SLM and its consolidated subsidiaries as constituted prior to the Spin-Off, and any references to “Navient,” “we,” “our,” “us,” or the “Company” with respect to any period after the date of the Spin-Off means and refers to Navient and its consolidated subsidiaries.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient Corporation have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient Corporation and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Form 10 and the 2013 Form 10-K. Definitions for certain capitalized terms used in this document can be found in the Form 10 and the 2013 Form 10-K.

Consolidation

In first-quarter 2013, we sold the Residual Interest in a FFELP Loan securitization trust to a third party. We will continue to service the student loans in the trust under existing agreements. Prior to the sale of the Residual Interest, we had consolidated the trust as a VIE because we had met the two criteria for consolidation. We had determined we were the primary beneficiary because (1) as servicer to the trust we had the power to direct the activities of the VIE that most significantly affected its economic performance and (2) as the residual holder of the trust we had an obligation to absorb losses or receive benefits of the trust that could potentially be significant. Upon the sale of the Residual Interest we are no longer the residual holder, thus we determined we no longer met criterion (2) above and deconsolidated the trust. As a result of this transaction we removed trust assets of $3.8 billion and the related liabilities of $3.7 billion from the balance sheet and recorded a $55 million gain as part of “gains on sales of loans and investments.”

Reclassifications

Certain reclassifications have been made to the balances as of and for the three months ended March 31, 2013 to be consistent with classifications adopted for 2014, and had no effect on net income, total assets, or total liabilities.

3.	Allowance for Loan Losses

Our provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses, net of expected recoveries, in the held-for-investment loan portfolios. The evaluation of the provisions for loan losses is inherently subjective as it requires material estimates that may be

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

susceptible to significant changes. We believe that the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios. We segregate our Private Education Loan portfolio into two classes of loans — traditional and non-traditional. Non-traditional loans are loans to (i) customers attending for-profit schools with an original Fair Isaac and Company (“FICO”) score of less than 670 and (ii) customers attending not-for-profit schools with an original FICO score of less than 640. The FICO score used in determining whether a loan is non-traditional is the greater of the customer or cosigner FICO score at origination. Traditional loans are defined as all other Private Education Loans that are not classified as non-traditional.

Allowance for Loan Losses Metrics

	Three Months Ended March 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$119	$2,097	$28	$2,244
Total provision	10	175	—	185
Charge-offs(1)	(22)	(218)	(1)	(241)
Reclassification of interest reserve(2)	—	5	—	5

Ending balance	$107	$2,059	$27	$2,193

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,081	$20	$1,101
Ending balance: collectively evaluated for impairment	$107	$978	$7	$1,092
Loans:
Ending balance: individually evaluated for impairment	$—	$9,590	$44	$9,634
Ending balance: collectively evaluated for impairment	$101,727	$31,307	$79	$133,113
Charge-offs as a percentage of average loans in repayment (annualized)	.12%	2.82%	3.62%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.10%	2.72%	3.62%
Allowance as a percentage of the ending total loan balance	.10%	5.03%	21.80%
Allowance as a percentage of the ending loans in repayment	.15%	6.58%	21.80%
Allowance coverage of charge-offs (annualized)	1.2	2.3	5.9
Ending total loans(3)	$101,727	$40,897	$123
Average loans in repayment	$73,496	$31,416	$126
Ending loans in repayment	$73,061	$31,309	$123

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Three Months Ended March 31, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$159	$2,171	$47	$2,377
Total provision	16	225	—	241
Charge-offs(1)	(22)	(232)	(5)	(259)
Student loan sales	(6)	—	—	(6)
Reclassification of interest reserve(2)	—	6	—	6

Ending balance	$147	$2,170	$42	$2,359

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,157	$31	$1,188
Ending balance: collectively evaluated for impairment	$147	$1,013	$11	$1,171
Loans:
Ending balance: individually evaluated for impairment	$—	$8,018	$65	$8,083
Ending balance: collectively evaluated for impairment	$118,058	$32,389	$106	$150,553
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	2.97%	10.95%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.09%	2.87%	10.95%

Allowance as a percentage of the ending total loan balance	.12%	5.37%	24.55%
Allowance as a percentage of the ending loans in repayment	.17%	6.88%	24.55%
Allowance coverage of charge-offs (annualized)	1.6	2.3	2.1
Ending total loans(3)	$118,058	$40,407	$171
Average loans in repayment	$87,256	$31,645	$179
Ending loans in repayment	$85,304	$31,533	$171

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

Key Credit Quality Indicators

FFELP Loans are substantially insured and guaranteed as to their principal and accrued interest in the event of default; therefore, the key credit quality indicator for this portfolio is loan status. The impact of changes in loan status is incorporated quarterly into the allowance for loan losses calculation.

For Private Education Loans, the key credit quality indicators are school type, FICO scores, the existence of a cosigner, the loan status and loan seasoning. The school type/FICO score are assessed at origination and maintained through the traditional/non-traditional loan designation. The other Private Education Loan key quality indicators can change and are incorporated quarterly into the allowance for loan losses calculation. The following table highlights the principal balance (excluding the receivable for partially charged-off loans) of our Private Education Loan portfolio stratified by the key credit quality indicators.

	Private Education Loans Credit Quality Indicators
	March 31, 2014		December 31, 2013
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$36,822	93%	$36,140	93%
Non-Traditional(1)	2,778	7	2,860	7

Total	$39,600	100%	$39,000	100%

Cosigners:
With cosigner	$27,084	68%	$26,321	67%
Without cosigner	12,516	32	12,679	33

Total	$39,600	100%	$39,000	100%

Seasoning(2):
1-12 payments	$5,305	13%	$5,171	14%
13-24 payments	5,282	13	5,511	14
25-36 payments	5,186	13	5,506	14
37-48 payments	5,038	13	5,103	13
More than 48 payments	11,714	30	11,181	29
Not yet in repayment	7,075	18	6,528	16

Total	$39,600	100%	$39,000	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was due.

(3)	Balance represents gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	March 31, 2014		December 31, 2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$13,016		$13,678
Loans in forbearance(2)	15,650		13,490
Loans in repayment and percentage of each status:
Loans current	62,721	85.9%	63,330	82.8%
Loans delinquent 31-60 days(3)	3,059	4.2	3,746	4.9
Loans delinquent 61-90 days(3)	1,784	2.4	2,207	2.9
Loans delinquent greater than 90 days(3)	5,497	7.5	7,221	9.4

Total FFELP Loans in repayment	73,061	100%	76,504	100%

Total FFELP Loans, gross	101,727		103,672
FFELP Loan unamortized premium	1,015		1,035

Total FFELP Loans	102,742		104,707
FFELP Loan allowance for losses	(107)		(119)

FFELP Loans, net	$102,635		$104,588

Percentage of FFELP Loans in repayment		71.8%		73.8%

Delinquencies as a percentage of FFELP Loans in repayment		14.2%		17.2%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		17.6%		15.0%

(1)

Loans for customers who may still be attending school or engaging in other permitted educational activities and are not required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for customers who have requested and qualify for other permitted program deferments such as military, unemployment, or economic hardships.

(2)

Loans for customers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Private Education Traditional Loan Delinquencies
	March 31, 2014		December 31, 2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,637		$6,088
Loans in forbearance(2)	1,069		969
Loans in repayment and percentage of each status:
Loans current	27,364	94.0%	26,977	92.8%
Loans delinquent 31-60 days(3)	550	1.9	674	2.3
Loans delinquent 61-90 days(3)	353	1.2	420	1.4
Loans delinquent greater than 90 days(3)	849	2.9	1,012	3.5

Total traditional loans in repayment	29,116	100%	29,083	100%

Total traditional loans, gross	36,822		36,140
Traditional loans unamortized discount	(609)		(629)

Total traditional loans	36,213		35,511
Traditional loans receivable for partially charged-off loans	795		799
Traditional loans allowance for losses	(1,583)		(1,592)

Traditional loans, net	$35,425		$34,718

Percentage of traditional loans in repayment		79.1%		80.5%

Delinquencies as a percentage of traditional loans in repayment		6.0%		7.2%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.5%		3.2%

(1)

Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)

Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Private Education Non-Traditional Loan Delinquencies
	March 31, 2014		December 31, 2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$438		$440
Loans in forbearance(2)	147		133
Loans in repayment and percentage of each status:
Loans current	1,792	81.7%	1,791	78.3%
Loans delinquent 31-60 days(3)	105	4.8	128	5.6
Loans delinquent 61-90 days(3)	77	3.5	93	4.1
Loans delinquent greater than 90 days(3)	219	10.0	275	12.0

Total non-traditional loans in repayment	2,193	100%	2,287	100%

Total non-traditional loans, gross	2,778		2,860
Non-traditional loans unamortized discount	(72)		(75)

Total non-traditional loans	2,706		2,785
Non-traditional loans receivable for partially charged-off loans	502		514
Non-traditional loans allowance for losses	(476)		(505)

Non-traditional loans, net	$2,732		$2,794

Percentage of non-traditional loans in repayment		79.0%		80.0%

Delinquencies as a percentage of non-traditional loans in repayment		18.3%		21.7%

Loans in forbearance as a percentage of loans in repayment and forbearance		6.3%		5.5%

(1)

Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)

Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2008 and 2013 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. There was $334 million and $209 million in the allowance for Private Education Loan losses at March 31, 2014 and 2013, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Receivable at beginning of period	$1,313	$1,347
Expected future recoveries of current period defaults(1)	71	78
Recoveries(2)	(61)	(68)
Charge-offs(3)	(26)	(18)

Receivable at end of period	1,297	1,339
Allowance for estimated recovery shortfalls(4)	(334)	(209)

Net receivable at end of period	$963	$1,130

(1)	Represents the difference between the loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash recoveries.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in the Private Education Loan total charge-offs as reported in the “Allowance for Loan Losses Metrics” tables.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $2.1 billion and $2.2 billion overall allowance for Private Education Loan losses as of March 31, 2014 and 2013, respectively.

Troubled Debt Restructurings (“TDRs”)

We modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 46 percent and 45 percent of the loans granted forbearance have qualified as a TDR loan at March 31, 2014 and December 31, 2013, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of March 31, 2014 and December 31, 2013 was $1.7 billion and $1.5 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

At March 31, 2014 and December 31, 2013, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
March 31, 2014
Private Education Loans — Traditional	$7,800	$7,856	$852
Private Education Loans — Non-Traditional	1,441	1,439	229

Total	$9,241	$9,295	$1,081

December 31, 2013
Private Education Loans — Traditional	$7,515	$7,559	$812
Private Education Loans — Non-Traditional	1,434	1,427	236

Total	$8,949	$8,986	$1,048

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended March 31,
	2014		2013
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$7,631	$118	$6,185	$96
Private Education Loans — Non-Traditional	1,434	29	1,315	27

Total	$9,065	$147	$7,500	$123

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	March 31, 2014		December 31, 2013
(Dollars in millions)	Balance	%	Balance	%
Loans in deferment(1)	$997		$913
Loans in forbearance(2)	786		740
Loans in repayment and percentage of each status:
Loans current	6,045	80.5%	5,613	76.5%
Loans delinquent 31-60 days(3)	413	5.5	469	6.4
Loans delinquent 61-90 days(3)	286	3.8	330	4.5
Loans delinquent greater than 90 days(3)	768	10.2	921	12.6

Total TDR loans in repayment	7,512	100%	7,333	100%

Total TDR loans, gross	$9,295		$8,986

(1)

Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not required to make payments on the loans, e.g. residency periods for medical students or a grace period for bar exam preparation.

(2)

Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

The following table provides the amount of modified loans that resulted in a TDR in the periods presented. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan.

	Three Months Ended March 31,
	2014			2013
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$466	$100	$119	$545	$97	$216
Private Education Loans — Non-Traditional	57	34	29	90	34	57

Total	$523	$134	$148	$635	$131	$273

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans. The table also discloses the amount of accrued interest on loans greater than 90 days past due as compared to our allowance for uncollectible interest. The allowance for uncollectible interest exceeds the amount of accrued interest on our 90 days past due portfolio for all periods presented.

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
March 31, 2014
Private Education Loans — Traditional	$939	$29	$41
Private Education Loans — Non-Traditional	85	11	18

Total	$1,024	$40	$59

December 31, 2013
Private Education Loans — Traditional	$926	$35	$46
Private Education Loans — Non-Traditional	97	13	20

Total	$1,023	$48	$66

4.	Borrowings

The following table summarizes our borrowings.

	March 31, 2014			December 31, 2013
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,046	$16,836	$17,882	$2,213	$16,056	$18,269
Bank deposits	5,964	2,755	8,719	6,133	2,807	8,940
Other(1)	684	—	684	691	—	691

Total unsecured borrowings	7,694	19,591	27,285	9,037	18,863	27,900

Secured borrowings:
FFELP Loan securitizations	—	90,608	90,608	—	90,756	90,756
Private Education Loan securitizations	—	18,861	18,861	—	18,835	18,835
FFELP Loans — other facilities	3,919	4,400	8,319	4,715	5,311	10,026
Private Education Loans — other facilities	—	597	597	—	843	843

Total secured borrowings	3,919	114,466	118,385	4,715	115,745	120,460

Total before hedge accounting adjustments	11,613	134,057	145,670	13,752	134,608	148,360
Hedge accounting adjustments	13	2,120	2,133	43	2,040	2,083

Total	$11,626	$136,177	$147,803	$13,795	$136,648	$150,443

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposures.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Borrowings (Continued)

Variable Interest Entities

We consolidate the following financing VIEs as of March 31, 2014 and December 31, 2013, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	March 31, 2014
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$90,608	$90,608	$91,299	$3,055	$700	$95,054
Private Education Loan securitizations	—	18,861	18,861	23,880	390	428	24,698
FFELP Loans — other facilities	1,694	4,137	5,831	6,081	157	73	6,311
Private Education Loans — other facilities	—	597	597	1,259	16	24	1,299

Total before hedge accounting adjustments	1,694	114,203	115,897	122,519	3,618	1,225	127,362
Hedge accounting adjustments	—	1,330	1,330	—	—	938	938

Total	$1,694	$115,533	$117,227	$122,519	$3,618	$2,163	$128,300

	December 31, 2013
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$90,756	$90,756	$91,535	$2,913	$683	$95,131
Private Education Loan securitizations	—	18,835	18,835	23,947	338	540	24,825
FFELP Loans — other facilities	3,655	3,791	7,446	7,719	128	91	7,938
Private Education Loans — other facilities	—	843	843	1,583	16	30	1,629

Total before hedge accounting adjustments	3,655	114,225	117,880	124,784	3,395	1,344	129,523
Hedge accounting adjustments	—	1,313	1,313	—	—	978	978

Total	$3,655	$115,538	$119,193	$124,784	$3,395	$2,322	$130,501

5.	Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in the Form 10 and the 2013 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in the Form 10 and the 2013 Form 10-K for a full discussion.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2014 and December 31, 2013, and their impact on other comprehensive income and earnings for the three months ended March 31, 2014 and 2013.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$16	$24	$753	$738	$47	$61	$816	$823
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	1,118	1,185	—	—	1,118	1,185
Other(2)	Interest rate	—	—	—	—	1	2	1	2

Total derivative assets(3)		16	24	1,871	1,923	48	63	1,935	2,010
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	(110)	(149)	(180)	(215)	(290)	(364)
Floor Income Contracts	Interest rate	—	—	—	—	(1,206)	(1,384)	(1,206)	(1,384)
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	(142)	(155)	(25)	(31)	(167)	(186)
Other(2)	Interest rate	—	—	—	—	(4)	(23)	(4)	(23)

Total derivative liabilities(3)		—	—	(252)	(304)	(1,415)	(1,653)	(1,667)	(1,957)

Net total derivatives		$16	$24	$1,619	$1,619	$(1,367)	$(1,590)	$268	$53

(1)

Fair values reported are exclusive of collateral held and pledged and accrued interest. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements, and classified in other assets or other liabilities depending on whether in a net positive or negative position.

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility and back-to-back private credit floors.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Gross position	$1,935	$2,010	$(1,667)	$(1,957)
Impact of master netting agreements	(342)	(386)	342	386

Derivative values with impact of master netting agreements (as carried on balance sheet)	1,593	1,624	(1,325)	(1,571)
Cash collateral (held) pledged	(683)	(687)	645	777

Net position	$910	$937	$(680)	$(794)

The above fair values include adjustments for counterparty credit risk both for when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at March 31, 2014 and December 31, 2013 by $87 million and $91 million, respectively. In addition, the above fair values reflect adjustments for illiquid

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments (Continued)

derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at March 31, 2014 and December 31, 2013 by $82 million and $84 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013
Notional Values:
Interest rate swaps	$.7	$.7	$17.2	$16.0	$46.3	$46.3	$64.2	$63.0
Floor Income Contracts	—	—	—	—	27.2	31.8	27.2	31.8
Cross-currency interest rate swaps	—	—	10.7	11.1	.4	.3	11.1	11.4
Other(1)	—	—	—	—	3.8	3.9	3.8	3.9

Total derivatives	$.7	$.7	$27.9	$27.1	$77.7	$82.3	$106.3	$110.1

(1)	“Other” includes embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility and back to back private credit floors.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended March 31,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Fair Value Hedges:
Interest rate swaps	$53	$(172)	$100	$109	$(53)	$195	$100	$132
Cross-currency interest rate swaps	(53)	(556)	22	21	7	552	(24)	17

Total fair value derivatives	—	(728)	122	130	(46)	747	76	149
Cash Flow Hedges:
Interest rate swaps	—	—	(3)	(3)	—	—	(3)	(3)

Total cash flow derivatives	—	—	(3)	(3)	—	—	(3)	(3)
Trading:
Interest rate swaps	19	(19)	12	24	—	—	31	5
Floor Income Contracts	181	189	(198)	(213)	—	—	(17)	(24)
Cross-currency interest rate swaps	7	(47)	(1)	20	—	—	6	(27)
Other	19	(4)	(1)	—	—	—	18	(4)

Total trading derivatives	226	119	(188)	(169)	—	—	38	(50)

Total	226	(609)	(69)	(42)	(46)	747	111	96
Less: realized gains (losses) recorded in interest expense	—	—	119	127	—	—	119	127

Gains (losses) on derivative and hedging activities, net	$226	$(609)	$(188)	$(169)	$(46)	$747	$(8)	$(31)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	March 31, 2014	December 31, 2013
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$683	$687
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	633	629

Total collateral held	$1,316	$1,316

Derivative asset at fair value including accrued interest	$1,824	$1,878

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$645	$777

Total collateral pledged	$645	$777

Derivative liability at fair value including accrued interest and premium receivable	$769	$948

(1)	At March 31, 2014 and December 31, 2013, $0 and $0 million, respectively, were held in restricted cash accounts.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $581 million with our counterparties. Further downgrades would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts based on our recent unsecured credit rating downgrades. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $133 million and have posted $118 million of collateral to these counterparties. If these two counterparties exercised their right to terminate, we would be required to deliver additional assets of $15 million to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

6.	Other Assets

The following table provides the detail of our other assets.

	March 31, 2014		December 31, 2013
(Dollars in millions)	Ending Balance	% of Balance	Ending Balance	% of Balance
Accrued interest receivable, net	$2,052	30%	$2,161	30%
Derivatives at fair value	1,593	23	1,624	22
Income tax asset, net current and deferred	1,212	17	1,299	18
Accounts receivable	810	12	881	12
Benefit and insurance-related investments	480	7	477	7
Fixed assets, net	244	4	237	3
Other loans, net	96	1	101	1
Other	449	6	507	7

Total	$6,936	100%	$7,287	100%

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Stockholders’ Equity

The following table summarizes Existing SLM’s common share repurchases and issuances.

	Three Months Ended March 31,
	2014	2013
Common shares repurchased(1)	8,368,300	10,220,804
Average purchase price per share(2)	$23.89	$19.49
Shares repurchased related to employee stock-based compensation plans(3)	2,115,470	2,324,575
Average purchase price per share	$23.56	$18.11
Common shares issued(4)	4,238,182	4,157,795

(1)	Common shares purchased under Existing SLM’s share repurchase program, of which $0 million remained available as of March 31, 2014.

(2)	Average purchase price per share includes purchase commission costs.

(3)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(4)	Common shares issued under Existing SLM’s various compensation and benefit plans.

The closing price of Existing SLM’s common stock on March 31, 2014 was $24.48.

Dividend and Share Repurchase Program

In the first-quarter 2014, Existing SLM paid a common stock dividend of $0.15 per common share.

In the first-quarter 2014, Existing SLM repurchased 8 million shares of common stock for $200 million, fully utilizing Existing SLM’s July 2013 share repurchase program authorization. In 2013, Existing SLM repurchased 27 million shares for an aggregate purchase price of $600 million.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended March 31,
(In millions, except per share data)	2014	2013
Numerator:
Net income attributable to Navient Corporation	$219	$346
Preferred stock dividends	5	5

Net income attributable to Navient Corporation common stock	$214	$341

Denominator:
Weighted average shares used to compute basic EPS	427	451
Effect of dilutive securities:
Dilutive effect of stock options, non-vested restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(1)	8	7

Dilutive potential common shares(2)	8	7

Weighted average shares used to compute diluted EPS	435	458

Basic earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$.50	$.76
Discontinued operations	—	—

Total	$.50	$.76

Diluted earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$.49	$.74
Discontinued operations	—	—

Total	$.49	$.74

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)

For the three months ended March 31, 2014 and 2013, securities covering approximately 3 million and 5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

9.	Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Please refer to “Note 12 — Fair Value Measurements” in the Form 10 and the 2013 Form 10-K for a full discussion.

During the three months ended March 31, 2014, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2014				December 31, 2013
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$129	$—	$129	$—	$102	$—	$102
Guaranteed investment contracts	—	—	—	—	—	—	—	—
Other	—	6	—	6	—	7	—	7

Total available-for-sale investments	—	135	—	135	—	109	—	109
Derivative instruments:(1)
Interest rate swaps	—	784	32	816	—	785	38	823
Cross-currency interest rate swaps	—	1	1,117	1,118	—	27	1,158	1,185
Other	—	—	1	1	—	—	2	2

Total derivative assets(3)	—	785	1,150	1,935	—	812	1,198	2,010

Total	$—	$920	$1,150	$2,070	$—	$921	$1,198	$2,119

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(171)	$(119)	$(290)	$—	$(239)	$(125)	$(364)
Floor Income Contracts	—	(1,206)	—	(1,206)	—	(1,384)	—	(1,384)
Cross-currency interest rate swaps	—	(30)	(137)	(167)	—	(35)	(151)	(186)
Other	—	—	(4)	(4)	—	—	(23)	(23)

Total derivative liabilities(3)	—	(1,407)	(260)	(1,667)	—	(1,658)	(299)	(1,957)

Total	$—	$(1,407)	$(260)	$(1,667)	$—	$(1,658)	$(299)	$(1,957)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

(2)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(3)	See “Note 5 — Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended March 31,
	2014				2013
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(87)	$1,007	$(21)	$899	$(73)	$1,053	$4	$984
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	—	(10)	17	7	5	(546)	(5)	(546)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	(17)	1	(16)	(8)	(37)	1	(44)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(87)	$980	$(3)	$890	$(76)	$470	$—	$394

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$—	$(28)	$19	$(9)	$(3)	$(514)	$(5)	$(522)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Gains (losses) on derivative and hedging activities, net	$(11)	$(562)
Interest expense	18	16

Total	$7	$(546)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at March 31, 2014	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/ LIBOR basis swaps	$29	Discounted cash flow	Bid/ask adjustment to discount rate	0.03% — 0.03% (0.03%)
Prime/LIBOR basis swaps	(116)	Discounted cash flow	Constant prepayment rate	4.2%
			Bid/ask adjustment to discount rate	0.08% — 0.08% (0.08%)
Cross-currency interest rate swaps	980	Discounted cash flow	Constant prepayment rate	2.6%
Other	(3)

Total	$890

The significant inputs that are unobservable or from inactive markets related to our level 3 derivatives detailed in the table above would be expected to have the following impacts to the valuations:

•

Consumer Price Index/LIBOR basis swaps — These swaps do not actively trade in the markets as indicated by a wide bid/ask spread. A wider bid/ask spread will result in a decrease in the overall valuation.

•

Prime/LIBOR basis swaps — These swaps do not actively trade in the markets as indicated by a wide bid/ask spread. A wider bid/ask spread will result in a decrease in the overall valuation. In addition, the unobservable inputs include Constant Prepayment Rates of the underlying securitization trust the swap references. A decrease in this input will result in a longer weighted average life of the swap which will increase the value for swaps in a gain position and decrease the value for swaps in a loss position, everything else equal. The opposite is true for an increase in the input.

•

Cross-currency interest rate swaps — The unobservable inputs used in these valuations are Constant Prepayment Rates of the underlying securitization trust the swap references. A decrease in this input will result in a longer weighted average life of the swap. All else equal in a typical currency market, this will result in a decrease to the valuation due to the delay in the cash flows of the currency exchanges as well as diminished liquidity in the forward exchange markets as you increase the term. The opposite is true for an increase in the input.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2014			December 31, 2013
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$103,058	$102,635	$423	$104,481	$104,588	$(107)
Private Education Loans	38,862	38,157	705	37,485	37,512	(27)
Cash and investments(1)	8,323	8,323	—	9,732	9,732	—

Total earning assets	150,243	149,115	1,128	151,698	151,832	(134)

Interest-bearing liabilities
Short-term borrowings	11,633	11,626	(7)	13,807	13,795	(12)
Long-term borrowings	134,190	136,177	1,987	133,578	136,648	3,070

Total interest-bearing liabilities	145,823	147,803	1,980	147,385	150,443	3,058

Derivative financial instruments
Floor Income Contracts	(1,206)	(1,206)	—	(1,384)	(1,384)	—
Interest rate swaps	526	526	—	459	459	—
Cross-currency interest rate swaps	951	951	—	999	999	—
Other	(3)	(3)	—	(21)	(21)	—

Excess of net asset fair value over carrying value			$3,108			$2,924

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $138 million and $113 million at March 31, 2014 and December 31, 2013, respectively, versus a fair value of $135 million and $109 million at March 31, 2014 and December 31, 2013, respectively.

10.	Commitments and Contingencies

As previously reported, Sallie Mae Bank remains subject to a cease and desist order originally issued in August 2008 by the Federal Deposit Insurance Corporation (the “FDIC”) and the Utah Department of Financial Institutions. In July 2013, the FDIC first notified Sallie Mae Bank of plans to replace its order with a new formal enforcement action (the “Bank Order”) that more specifically addresses certain cited violations of Section 5 of the Federal Trade Commission Act, including the customer billing disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (“SCRA”). In November 2013, the FDIC indicated an additional enforcement action would be issued against Sallie Mae, Inc. (“SMI”) in its capacity as a servicer of education loans for Sallie Mae Bank and other financial institutions. In connection with the recently completed spin-off of Navient Corporation (“Navient”) from SLM Corporation, SMI became a wholly-owned subsidiary of Navient and changed its name to Navient Solutions, Inc. (“NSI”).

Based on our discussions with the FDIC, we believe the FDIC intends to require certain late fee refunds to be made by NSI and Sallie Mae Bank with respect to loans owned or originated by Sallie Mae Bank from November 28, 2005 until the effective date of the agreement. To fulfill this requirement, NSI would fund a $30 million restitution reserve account.

In order to treat all customers in a similar manner, NSI expects to voluntarily make restitution of certain late fees to all other customers whose loans were neither owned nor originated by Sallie Mae Bank on the same basis and in the same manner as that which would be required by the FDIC. These refunds are estimated at $42 million.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Commitments and Contingencies (Continued)

With respect to alleged civil violations of the SCRA, NSI and Sallie Mae Bank remain engaged in discussions regarding a comprehensive settlement, remediation and civil settlement plan with the United States Department of Justice (“DOJ”), in its capacity as the agency having primary authority for enforcement of such matters. The DOJ inquiry covers all loans owned by either Sallie Mae Bank or serviced by NSI from November 28, 2005 until the effective date of the settlement. Based on our settlement discussions with the DOJ, NSI would be required to fund a $60 million settlement fund, which would represent the total amount of compensation due to service members under the DOJ agreement.

Previous regulatory requirements and guidance from the Department of Education regarding compliance with the SCRA statute provide that customers must provide both a copy of the military orders calling a person to active duty and a written request to receive the 6 percent interest rate cap available for active duty service members. The terms of the potential settlement with the DOJ, which remain subject to approval by the Department of Education, would provide new guidance on what a service member must do to receive the SCRA benefit and would apply this new approach retroactively to November 2005. The proposed settlement would assess a penalty for past non-compliance with this new approach. This new approach would reduce the documentation required, thereby easing the burden on service members.

As of December 31, 2013, a reserve of $70 million was established for estimated amounts and costs that were probable of being incurred for the FDIC and DOJ matters discussed above. In the first quarter of 2014, an additional reserve of $103 million was recorded for pending regulatory matters based on the progression of settlement discussions with the regulators. The final cost of these proceedings remains uncertain until final execution of the agreements with the regulators.

We are cooperating fully and expect to resolve these matters very soon. We have already made enhancements to our billing statements and late fee practices. In addition, since 2009, we have made a number of enhancements to better serve military customers and their families. NSI created a specialized customer service team to serve military customers; launched a special, comprehensive website for service members; worked with the U.S. Department of Education and other federal loan servicers to publish resources to help service members learn more about their benefits under SCRA; and expedited processing to provide responsive service to members of the armed forces.

NSI has also received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees. Navient recently commenced discussions with the CFPB relating to the customer billing statement disclosures and assessment of late fees. Reserves have not been established for this matter as such estimate cannot be made at this time. Navient and its subsidiaries will remain subject to the CIDs. Sallie Mae Bank is not currently subject to CFPB jurisdiction on these matters but may be subject to inquiry as an affiliate.

Pursuant to the Separation and Distribution Agreement among SLM Corporation, New BLC Corporation and Navient, dated April 28, 2014 (the “Separation Agreement”), entered into in connection with the internal reorganization and Spin-Off, all liabilities arising out of the aforementioned regulatory matters, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Commitments and Contingencies (Continued)

Contingencies

In the ordinary course of business, we and our subsidiaries are defendants in or parties to pending and threatened legal actions and proceedings including actions brought on behalf of various classes of claimants. These actions and proceedings may be based on alleged violations of consumer protection, securities, employment and other laws. In certain of these actions and proceedings, claims for substantial monetary damage are asserted against us and our subsidiaries.

In the ordinary course of business, we and our subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. In connection with formal and informal inquiries in these cases, we and our subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of our regulated activities.

In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, we cannot predict what the eventual outcome of the pending matters will be, what the timing or the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be.

We are required to establish reserves for litigation and regulatory matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves.

Based on current knowledge, reserves have been established for certain litigation or regulatory matters where the loss is both probable and estimable. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our consolidated financial position, liquidity, results of operations or cash flows.

11.	Segment Reporting

FFELP Loans Segment

Our FFELP Loans segment consists of our FFELP Loan portfolio and underlying debt and capital funding these loans. Even though FFELP Loans are no longer originated we continue to seek to acquire FFELP Loan portfolios to leverage our servicing scale to generate incremental earnings and cash flow. This segment is expected to generate significant amounts of cash as the FFELP Loan portfolio amortizes.

As of March 31, 2014, approximately $1.4 billion of FFELP Loans was held at Sallie Mae Bank, which remained with the consumer banking business following the separation and distribution. Navient will continue to service the FFELP Loans held by Sallie Mae Bank after the separation and distribution.

The following table includes asset information for our FFELP Loans segment.

(Dollars in millions)	March 31, 2014	December 31, 2013
FFELP Loans, net	$102,635	$104,588
Cash and investments(1)	3,836	4,473
Other	2,808	3,587

Total assets	$109,279	$112,648

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Reporting (Continued)

Private Education Loans Segment

In this segment, we acquire, finance, service and historically originated Private Education Loans. The Private Education Loans we historically originated were primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or customers’ resources. In this segment, we earn net interest income on the Private Education Loan portfolio (after provision for loan losses) as well as servicing fees, primarily late fees.

As of March 31, 2014, approximately $7.2 billion of our Private Education Loans was held at Sallie Mae Bank. In connection with the separation and distribution, Sallie Mae Bank, and its portfolio of Private Education Loans, will remain with the consumer banking business. Navient will provide servicing and asset recovery services for the consumer banking business’s Private Education Loans during a transition period, with Private Education Loans whose individual borrowers also have an education loan owned by Navient continuing to be serviced by Navient after the transition period. Navient cannot originate Private Education loans until 2019, pursuant to the terms of the separation and distribution agreement.

The following table includes asset information for our Private Education Loans segment.

(Dollars in millions)	March 31, 2014	December 31, 2013
Private Education Loans, net	$38,157	$37,512
Cash and investments(1)	1,724	2,555
Other	3,369	2,934

Total assets	$43,250	$43,001

(1)	Includes restricted cash and investments.

Business Services Segment

Our Business Services segment generates the majority of its revenue from servicing our FFELP Loan portfolio. We also provide servicing, loan default aversion and asset recovery services for loans on behalf of Guarantors of FFELP Loans and other institutions, including ED. We also operate a consumer savings network that provides financial rewards on everyday purchases to help families save for college, Upromise.

After the separation and distribution, we will perform substantially all of the activities of the Business Services Segment, other than the activities of Upromise and the Insurance Business, which will be carried on by the consumer banking business.

At March 31, 2014 and December 31, 2013, the Business Services segment had total assets of $789 million and $892 million, respectively.

Other Segment

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from certain smaller wind-down and discontinued operations within this segment.

At March 31, 2014 and December 31, 2013, the Other segment had total assets of $3.2 billion and $3.0 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Reporting (Continued)

Measure of Profitability

The tables below include the condensed operating results for each of our reportable segments. Management, including the chief operating decision makers, evaluates the Company on certain performance measures that we refer to as “Core Earnings” performance measures for each operating segment. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for two items, discussed below, that create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information as we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. The two items adjusted for in our “Core Earnings” presentations are (1) our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets. The tables presented below reflect “Core Earnings” operating measures reviewed and utilized by management to manage the business. Reconciliation of the “Core Earnings” segment totals to our consolidated operating results in accordance with GAAP is also included in the tables below.

Our “Core Earnings” performance measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. Our operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Intersegment revenues and expenses are netted within the appropriate financial statement line items consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$523	$644	$—	$—	$—	$1,167	$198	$(75)	$123	$1,290
Other loans	—	—	—	3	—	3	—	—	—	3
Cash and investments	1	1	1	1	(1)	3	—	—	—	3

Total interest income	524	645	1	4	(1)	1,173	198	(75)	123	1,296
Total interest expense	293	206	—	21	(1)	519	10	1 (4)	11	530

Net interest income (loss)	231	439	1	(17)	—	654	188	(76)	112	766
Less: provisions for loan losses	10	175	—	—	—	185	—	—	—	185

Net interest income (loss) after provisions for loan losses	221	264	1	(17)	—	469	188	(76)	112	581
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	11	1	167	—	(118)	61	—	—	—	61
Contingency revenue	—	—	111	—	—	111	—	—	—	111
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	8	3	—	11	(188)	175 (5)	(13)	(2)

Total other income (loss)	11	1	286	3	(118)	183	(188)	175	(13)	170
Expenses:
Direct operating expenses	125	76	106	105	(118)	294	—	—	—	294
Overhead expenses	—	—	—	72	—	72	—	—	—	72

Operating expenses	125	76	106	177	(118)	366	—	—	—	366
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4
Restructuring and other reorganization expenses	—	—	—	26	—	26	—	—	—	26

Total expenses	125	76	106	203	(118)	392	—	4	4	396

Income (loss) from continuing operations, before income tax expense (benefit)	107	189	181	(217)	—	260	—	95	95	355
Income tax expense (benefit)(3)	41	71	68	(83)	—	97	—	39	39	136

Net income (loss) from continuing operations	66	118	113	(134)	—	163	—	56	56	219
Income from discontinued operations, net of tax expense	—	—	—	—	—	—	—	—	—	—

Net income (loss)	66	118	113	(134)	—	163	—	56	56	219
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—

Net income (loss) attributable to Navient Corporation	$66	$118	$113	$(134)	$—	$163	$—	$56	$56	$219

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2014
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$112	$—	$112
Total other loss	(13)	—	(13)
Goodwill and acquired intangible asset impairment and amortization	—	4	4

“Core Earnings” adjustments to GAAP	$99	$(4)	95

Income tax benefit			39

Net income			$56

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $6 million of “other derivative accounting adjustments.”

(5)	Represents the $180 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $6 million of “other derivative accounting adjustments.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Reporting (Continued)

	Three Months Ended March 31, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$599	$623	$—	$—	$—	$1,222	$212	$(76)		$136	$1,358
Other loans	—	—	—	3	—	3	—	—		—	3
Cash and investments	2	1	1	2	(1)	5	—	—		—	5

Total interest income	601	624	1	5	(1)	1,230	212	(76)		136	1,366
Total interest expense	340	203	—	13	(1)	555	18	(2	)(4)	16	571

Net interest income (loss)	261	421	1	(8)	—	675	194	(74)		120	795
Less: provisions for loan losses	16	225	—	—	—	241	—	—		—	241

Net interest income (loss) after provisions for loan losses	245	196	1	(8)	—	434	194	(74)		120	554
Other income (loss):
Gains on sales of loans and investments	55	—	—	—	—	55	—	—		—	55
Servicing revenue	23	10	186	—	(149)	70	—	—		—	70
Contingency revenue	—	—	99	—	—	99	—	—		—	99
Gains on debt repurchases	—	—	—	29	—	29	(6)	—		(6)	23
Other income (loss)	—	—	7	—	—	7	(188)	184	(5)	(4)	3

Total other income (loss)	78	10	292	29	(149)	260	(194)	184		(10)	250
Expenses:
Direct operating expenses	157	67	95	3	(149)	173	—	—		—	173
Overhead expenses	—	—	—	62	—	62	—	—		—	62

Operating expenses	157	67	95	65	(149)	235	—	—		—	235
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	3		3	3
Restructuring and other reorganization expenses	—	—	—	10	—	10	—	—		—	10

Total expenses	157	67	95	75	(149)	245	—	3		3	248

Income (loss) from continuing operations, before income tax expense (benefit)	166	139	198	(54)	—	449	—	107		107	556
Income tax expense (benefit)(3)	62	52	73	(20)	—	167	—	44		44	211

Net income (loss) from continuing operations	104	87	125	(34)	—	282	—	63		63	345
Income from discontinued operations, net of tax expense	—	—	1	—	—	1	—	—		—	1

Net income (loss)	104	87	126	(34)	—	283	—	63		63	346
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—		—	—

Net income (loss) attributable to Navient Corporation	$104	$87	$126	$(34)	$—	$283	$—	$63		$63	$346

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2013
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$120	$—	$120
Total other loss	(10)	—	(10)
Goodwill and acquired intangible asset impairment and amortization	—	3	3

“Core Earnings” adjustments to GAAP	$110	$(3)	107

Income tax benefit			44

Net loss			$63

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $29 million of “other derivative accounting adjustments.”

(5)	Represents the $157 million of “unrealized gains (losses) on derivative and hedging activities, net” as well as the remaining portion of the $29 million of “other derivative accounting adjustments.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The two adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations relate to differing treatments for: (1) our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets. The following table reflects aggregate adjustments associated with these areas.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	$99	$110
Net impact of goodwill and acquired intangibles assets(2)	(4)	(3)
Net tax effect(3)	(39)	(44)
Net effect from discontinued operations	—	—

Total “Core Earnings” adjustments to GAAP	$56	$63

(1)

Derivative accounting: “Core Earnings” exclude periodic unrealized gains and losses that are caused by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP as well as the periodic unrealized gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP. These unrealized gains and losses occur in our FFELP Loans, Private Education Loans and Other business segments. Under GAAP, for our derivatives that are held to maturity, the cumulative net unrealized gain or loss over the life of the contract will equal $0 except for Floor Income Contracts where the cumulative unrealized gain will equal the amount for which we sold the contract. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.

(2)	Goodwill and acquired intangible assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and amortization of acquired intangible assets.

(3)	Net tax effect: Such tax effect is based upon our “Core Earnings” effective tax rate for the year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10 and included in the 2013 Form 10-K.

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, the 2013 Form 10-K, the Form 10 and our subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third parties, including counterparties to our derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings or the credit ratings of the United States of America; failures of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; failures to successfully implement cost-cutting initiatives and adverse effects of such initiatives on our business; risks associated with restructuring initiatives, including the recently completed separation of Navient and SLM Corporation into two, distinct publicly traded companies; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; changes in general economic conditions; our ability to successfully effectuate any acquisitions and other strategic initiatives; and changes in the demand for debt management services. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. We do not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in our expectations.

Definitions for certain capitalized terms used in this document can be found in the Form 10 and in the 2013 Form 10-K.

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Presentation of Information

Unless the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to:

•

“We,” “our,” “us,” or the “Company” with respect to any period on or prior to the date of the Spin-Off means and refers to Existing SLM and its consolidated subsidiaries as constituted prior to the Spin-Off, and any references to “Navient,” “we,” “our,” “us,” or the “Company” with respect to any period after the date of the Spin-Off means and refers to Navient and its consolidated subsidiaries.

•

“Existing SLM” refers to SLM Corporation, as it existed prior to the separation and distribution of Navient that occurred on April 30, 2014, and its consolidated subsidiaries. As part of an internal corporate reorganization of Existing SLM, Existing SLM was merged into a limited liability company and become a subsidiary of Navient, changing its name to “Navient, LLC.”

•

Navient’s historical business and operations refer to Existing SLM’s portfolio of FFELP and private education student loans not held by Sallie Mae Bank, together with the servicing and asset recovery businesses that will be retained by or transferred to Navient in connection with the internal corporate reorganization.

•

Navient historical information on a “pro forma basis” refers to Navient’s businesses, net income, assets and liabilities, as adjusted to give effect to the separation and the distribution. See “Unaudited Pro Forma Condensed Consolidated Financial Statements.”

•

“SLM BankCo” refers to New BLC Corporation, which become the publicly traded successor to Existing SLM by virtue of a merger pursuant to Section 251(g) of the Delaware General Corporation Law (“DGCL”), and its consolidated subsidiaries. Following consummation of the merger, New BLC Corporation changed its name to SLM Corporation. After the separation and distribution, SLM BankCo’s business consists primarily of Sallie Mae Bank and its portfolio of Private Education Loans, a new Private Education Loan servicing business and the Upromise Rewards business.

Spin-Off of Navient

On May 29, 2013, Existing SLM first announced its intent to separate into two distinct publicly traded entities — a loan management, servicing and asset recovery business and a consumer banking business. The loan management, servicing and asset recovery business, Navient, would be comprised primarily of Existing SLM’s portfolios of education loans not currently held in Sallie Mae Bank, as well as servicing and asset recovery activities on these loans and loans held by third parties. The consumer banking business, SLM BankCo, would be comprised primarily of Sallie Mae Bank and its Private Education Loan origination business, the Private Education Loans it holds and a related servicing business, and would be a consumer banking franchise with expertise in helping families save, plan and pay for college.

On April 8, 2014, the board of directors of Existing SLM approved the distribution of all of the issued and outstanding shares of Navient common stock on the basis of one share of Navient common stock for each share of Existing SLM common stock issued and outstanding as of the close of business on April 22, 2014, the record date for the distribution. The distribution occurred on April 30, 2014. The distribution was preceded by an internal corporate reorganization of Existing SLM pursuant to which, on April 29, 2014, SLM BankCo replaced Existing SLM as the parent holding company of Sallie Mae pursuant the Merger. In accordance with Section 251(g) of the Delaware General Corporation Law, by action of the Existing SLM board of directors and without a shareholder vote, Existing SLM was merged into Navient, LLC, a wholly-owned subsidiary of SLM BankCo, with Navient, LLC surviving. Immediately following the effective time of the Merger, SLM BankCo changed its name to “SLM Corporation.” Following the Merger, the assets and liabilities associated with the education loan management, servicing and asset recovery business were transferred to Navient, and those assets and liabilities associated with the consumer banking business were transferred to SLM BankCo. The separation and distribution is intended to be tax-free to stockholders of Sallie Mae. For further information on the Spin-Off, please refer to the Form 10 and the 2013 Form 10-K of Existing SLM.

Due to the relative significance of Navient to Existing SLM, among other factors, for financial reporting purposes Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to Existing SLM, notwithstanding the legal form of the separation and distribution. As a result, the historical financial statements of Existing SLM are the historical financial statements of Navient. For that reason the historical financial information contained in this 10-Q is that of Existing SLM (which includes the consolidated results of both Navient and SLM BankCo). Navient will show the distribution of the approximate $1.7 billion of consumer banking business net assets on the distribution date.

By virtue of Navient’s Form 10 registration statement being declared effective by the SEC on April 14, 2014, Navient is required to file this Form 10-Q for the quarter ended March 31, 2014.

Navient’s Business

Navient holds the largest portfolio of education loans insured or guaranteed under the Federal Family Education Loan Program (referred to as FFELP Loans), as well as the largest portfolio of private education loans (referred to as Private Education Loans). FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among the U.S. Department of Education (referred to as ED) and these agencies. Private Education Loans are education loans to students or their families that are non-federal loans and not insured or guaranteed under FFELP. Private Education Loans bear the full credit risk of the customer and any cosigner and are made primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or students’ and families’ resources. As of March 31, 2014 approximately 87 percent of the FFELP Loans and 60 percent of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt through the use of securitization trusts.

Navient services and collects on its own portfolio of education loans, as well as on those owned by numerous banks, credit unions and non-profit education lenders. It provides servicing support for guaranty agencies, which serve as intermediaries between the U.S. federal government and FFELP lenders and are responsible for paying claims on defaulted FFELP Loans. These services include account maintenance, default aversion, and asset recovery. Navient will also be one of four large servicers to ED under its Direct Student Loan Program, and will provide asset recovery services to ED. Navient will also generate revenue through asset recovery services (consisting of both education loans as well as other asset classes) on behalf of other clients on a contingent basis.

In 2010, Congress passed legislation ending the origination of education loans under the FFELP program. FFELP Loans that remain outstanding will amortize over approximately the next 20 years, and Navient’s goal is to maximize the cash flow generated by its FFELP Loan portfolio, including by acquiring additional FFELP Loans from third parties and expanding its related servicing business. For a detailed description of FFELP, see “Appendix B — Description of Federal Family Education Loan Program” in the Form 10.

As of March 31, 2014, on a pro forma basis, Navient’s principal assets consisted of:

•	$101.2 billion in FFELP Loans, which yield an average of 2.03 percent annually on a “Core Earnings” basis and have a weighted average life of 7.6 years;

•	$30.9 billion in Private Education Loans, which yield an average of 6.37 percent annually on a “Core Earnings” basis and have a weighted average life of 6.8 years;

•

a leading student loan servicing platform that services loans for more than 12 million FFELP Loan, DSLP loan and Private Education Loan customers (including cosigners), including 5.8 million customer accounts serviced under Navient’s contract with ED; and

•

a leading student loan asset recovery platform with an outstanding inventory of contingent asset recovery receivables of approximately $15.9 billion, of which approximately $13.2 billion was student loans and the remainder was other debt.

Navient’s Strengths and Opportunities

Navient possesses a number of competitive advantages that distinguishes it from its competitors, including:

Large, high quality asset base with predictable cash flows. On a pro forma basis at March 31, 2014, Navient’s $132 billion student loan portfolio is 80 percent funded to term and is expected to produce consistent and predictable cash flows over the remaining life of the portfolio. Navient’s $101 billion portfolio of FFELP Loans bear a maximum three-percent loss exposure due to the federal guarantee. Navient also owns a $31 billion portfolio of Private Education Loans, which bear the full credit risk of the borrower and cosigner. Navient expects that cash flows from its FFELP Loan and Private Education Loan portfolios will significantly exceed future debt service obligations.

Efficient and large scale servicing platform. Navient is the largest servicer of education loans, servicing 12 million customers with approximately $300 billion of loans. Navient has demonstrated scalable infrastructure with capacity to add volume at a low cost. Navient’s premier market share and tested servicing and asset recovery infrastructure make it well-positioned to expand its servicing and asset recovery businesses to additional third-party FFELP, federal, Private Education and other loan portfolios.

Superior operating performance. Navient has demonstrated superior default prevention performance and industry leading asset recovery services. Navient ranks first in cumulative default prevention performance according to an analysis of ED’s servicing contract results statistics since the start of the contract in 2009. Federal loan customers with loans serviced by Navient default at a rate 30 percent lower than the national average. Navient prides itself in a robust compliance culture driven by a “customer first” approach.

Strong capital return. As a result of the significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases.

Meaningful growth opportunities. Navient will pursue opportunistic acquisitions of FFELP and Private Education Loan portfolios as well as pursue additional ED and third-party servicing and asset recovery fee income opportunities. Navient will leverage its large-scale servicing platform, superior default prevention and asset recovery performance, operating efficiency and regulatory compliance and risk management infrastructure in pursuing these and other growth opportunities.

Navient’s Approach to Assisting Students and Families in Repaying their Education Loans

Navient has a leading student loan servicing platform that services loans for more than 12 million FFELP Loan, DSLP loan and Private Education Loan customers (including cosigners), including 5.8 million customer accounts serviced under Navient’s contract with ED. Employee emphasis is placed on providing service with accuracy, courtesy, consistency and empathy. If we fall short, we make it a priority to correct our mistake, and we make it a priority to prevent it from happening again.

We understand managing repayment of education loans is critical for students to achieve their educational goals, recognize their full earning potential and develop a strong credit profile. A key indicator of future success in loan repayment is graduation. Navient encourages customers to plan for the full cost of their education to increase their likelihood of completing their course of study because we know that those who drop out or do not complete their course of study are more likely to default on their education loans.

When it comes to repaying education loans, customer success means making steady progress toward repayment, instead of falling behind on payments. Our experience has taught us that the transition from school to full repayment requires making and carrying out a financial plan. For many, this is their first borrowing experience. For new graduates, salaries grow over time, typically making payments easier to handle as their career progresses. It is also not uncommon for some to return to school, experience illness or encounter temporary interruptions in earnings.

To help customers manage these realities, Navient makes customer success and default prevention top priorities. Contact and counseling keep customers on track, and we believe we go beyond what is required in our efforts to assist customers with past-due student loan payments. That outreach pays off: approximately 90 percent of federal loan customers we reach successfully leverage the options available to them to resolve their delinquency. As a result of our outreach, the federal education loans Navient services default at rates 30 percent better than the national average.

Unaudited Pro Forma Condensed Consolidated Financial Statements

The unaudited pro forma condensed consolidated financial statements of Navient presented below consist of unaudited pro forma consolidated statements of income for the quarter ended March 31, 2014 and the year ended

December 31, 2013, and an unaudited pro forma consolidated balance sheet as of March 31, 2014. The unaudited pro forma condensed consolidated financial statements should be read in conjunction with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto of Navient included elsewhere in this Quarterly Report on Form 10-Q and in the Form 10.

The unaudited pro forma condensed consolidated financial statements are not intended to be a complete presentation of Navient’s financial position or results of operations had the separation and distribution and related agreements summarized under “Certain Relationships and Related Party Transactions” occurred as of and for the period indicated. In addition, they are provided for illustrative and informational purposes only and are not necessarily indicative of Navient’s future results of operations or financial condition as an independent, publicly traded company. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable, that reflect the expected impacts of events directly attributable to the separation and distribution and related agreements, and that are factually supportable and for the purposes of the statement of operations, are expected to have a continuing impact on Navient. However, such adjustments are subject to change based on the finalization of the separation and distribution agreement with SLM BankCo and related agreements.

The unaudited pro forma consolidated statements of operations for the quarter ended March 31, 2014 and the year ended December 31, 2013 reflect Navient’s results as if the separation and distribution and related transactions described in the Form 10 and this Form 10-Q had occurred as of January 1, 2013. The unaudited pro forma consolidated balance sheet as of March 31, 2014 reflects Navient’s results as if the separation and distribution and such related transactions had occurred as of such date.

As described in the Form 10 and this Form 10-Q, from a legal standpoint, SLM BankCo, the post-separation successor to Existing SLM, is distributing Navient. However, due to the relative significance of Navient to Existing SLM, among other factors, for financial reporting purposes Navient will be treated as the “accounting spinnor” and therefore will be the “accounting successor” to Existing SLM, notwithstanding the legal form of the separation and distribution described in the Form 10 and this Form 10-Q. As a result, the “Historical” financial statements for the periods presented herein are those of Existing SLM, which will be Navient’s accounting predecessor.

The unaudited pro forma condensed consolidated financial statements have been adjusted to give effect to the distribution by means of a tax-free dividend, at a 1-to-1 ratio, for U.S. stockholders and other adjustments resulting from the distribution, the transfer of certain assets and liabilities historically operated by Navient that will be contributed to Existing SLM’s post-separation successor SLM BankCo, Navient’s anticipated post-separation capital structure and the impact of, and transactions contemplated by, the separation and distribution agreement, tax sharing agreement, employee matters agreement, a transition services agreement and other commercial agreements between Navient and SLM BankCo summarized under “Certain Relationships and Related Party Transactions” described in the Form 10.

Navient is currently in the process of implementing plans, which are subject to further refinement, to separate from Existing SLM certain of the internal functions that Navient needs to operate effectively and fulfill its responsibilities as a stand-alone public company. These plans reflect anticipated recurring activities that are different than our current activities, as well as certain nonrecurring activities that Navient expects will be required during our transition to a stand-alone public company.

The unaudited pro forma condensed consolidated financial statements do not give effect to future estimated annual operating expenses after separation, ranging from approximately $30 million to $45 million, attributed to various factors such as the following:

•	Personnel required operating as a stand-alone public company;

•	Possible changes in compensation with respect to new and existing positions;

•	The level of assistance required from professional service providers; and

•	The amount of capital expenditures for information technology infrastructure investments associated with being a stand-alone public company.

We have estimated the costs of the nonrecurring activities and will continue to revise our estimates as we implement our plans. We currently estimate the nonrecurring costs that we will incur during our transition to being a stand-alone public company to be approximately $195 million. Of this amount, $30 million relates to expected severance, with the remainder related to other costs. We anticipate that substantially all of these costs will be incurred during the period from July 1, 2013 to a date approximately nine months after the distribution date. Our historical consolidated statements of income for the quarter ended March 31, 2014 and the year ended December 31, 2013 include approximately $26 million and $72 million, respectively, of such costs. These costs relate to the following:

•	one-time legal, accounting, tax and consulting costs pertaining to structuring transactions and the separation and distribution and establishing Navient as a stand-alone public company;

•	Costs to separate information systems;

•	Office relocation costs;

•	Recruiting and relocation costs associated with hiring key senior management personnel new to our company;

•	Severance and related costs; and

•	Other one-time costs.

We are continuing to refine our transition plan including specific arrangements for certain significant elements of our cost structure as a stand-alone public company. Although we believe our estimates of nonrecurring transition costs are reasonable based on the information we have to date, certain significant components of our estimates are preliminary and subject to change. A substantial portion of our estimated costs are thus not considered to be factually supportable.

Except for the pro forma adjustments described in footnote (d) to the tables below, we have not adjusted the unaudited pro forma consolidated statement of income presented below for nonrecurring transition costs as these costs are not expected to have an ongoing impact on our operating results.

The unaudited pro forma condensed consolidated financial statements of Navient presented herein constitute forward-looking information and are subject to uncertainties that could cause our actual results to differ materially from those inferred by such statements. Please see the forward-looking statements discussion at the beginning of Item 2. of this Form 10-Q.

Navient

Unaudited Pro Forma Consolidated Balance Sheet

As of March 31, 2014

($ in millions except per share amounts)

	“Existing SLM” (a)	Less: Stand-alone SLM BankCo (b)	Less: Historical I/C charges, receivables and payables that are 3rd party for stand-alone SLM BankCo (c)			Add: Separation adjustments			Navient Pro forma
Assets
FFELP loans (net of allowance for losses)	$102,635	$1,395	$—			$—			$101,240
Private Education loans (net of allowance for losses)	38,157	7,209	—			—			30,948
Investments
Available-for-sale	135	127	—			—			8
Other	652	22	—			—			630

Total investments	787	149	—						638
Cash and cash equivalents	3,742	1,235	—			(493)	(h	)2	2,014
Restricted cash and investments	3,794	4	—			—			3,790
Goodwill and acquired intangible assets, net	421	5	—			—			416
Other assets	6,936	503	(79)	(c	)4	(4)	(g	)1	6,508

Total assets	$156,472	$10,500	$(79)			$(497)			$145,554

Liabilities
Short-term borrowings	$11,626	$5,968	$—			$—			$5,658
Long-term borrowings	136,177	2,748	—			—			133,429
Other liabilities	3,071	550	(79)	(c	)4	(22)	(g	)2	2,578

Total liabilities	150,874	9,266	(79)			(22)			141,665

Equity
Preferred stock, par value $.20 per share; 20 million shares authorized, 7.3 million shares issued and outstanding, actual, and none issued and outstanding, as adjusted	565	—	—			(565)	(h	)1	—
Common stock, par value $.20 per share; 1.125 billion shares authorized and 549 million shares issued and outstanding, actual, and 549 million shares issued and outstanding, as adjusted	110	—	—			—			110

Additional paid in capital	4,461	1,658	—			90			2,893
Accumulated other comprehensive income	7	(2)	—			—			9
Retained earnings	2,733	(427)	—			—			3,160

Total stockholders’ equity before treasury stock	7,876	1,229	—			(475)			6,172
Less: Common stock held in treasury at cost: 127 million shares, actual and 127 million shares, as adjusted	(2,283)	—	—			—			(2,283)

Total stockholders’ equity	5,593	1,229	—			(475)			3,889
Noncontrolling interest	5	5	—			—			—

Total equity	5,598	1,234	—			(475)			3,889

Total liabilities and equity	$156,472	$10,500	$(79)			$(497)			$145,554

Navient

Unaudited Pro Forma Consolidated Statement of Income

Three Months Ended March 31, 2014

($ in millions except per share amounts)

	“Existing SLM” (a)	Less: Stand-alone SLM BankCo (b)	Less:Historical I/C charges, receivables and payables that are 3rd party for stand-alone SLM BankCo (c)			Add: Separation adjustments			Navient Pro forma
Total interest income	$1,296	$162	$—	(c	)3	—	(h	)2	$1,134
Total interest expense	530	23	—			1	(h	)3	508

Net interest income	766	139	—			(1)			626
Less: provisions for loan losses	185	39	—			—			146

Net interest income after provisions for loan losses	581	100	—			(1)			480

Other income (loss):
Gains on sales of loans and investments	—	34	(34)	(c	)1	—			—
Losses on derivative and hedging activities, net	(8)	(1)	—			—			(7)
Servicing revenue	61	1	(1)	(c	)2	1	(e	)	62
Contingency revenue	111	—	—			—			111
Gains on debt repurchases	—	—	—			—			—
Other	6	7	—			3	(e	)	2

Total other income (loss)	170	41	(35)			4			168
Expenses:
Total operating expenses	366	64	(9)	(c	)2	(2)			309
Goodwill and intangible expenses	4	2	—			—			2
Restructuring and other reorganization expenses	26	—	—			(26)	(d	)	—

Total expenses	396	66	(9)			(28)	(e	)	311

Income from continuing operations, before income tax expense	355	75	(26)			31			337
Income tax expense	136	29	(10)	(c	)5	12	(f	)	129

Net income from continuing operations	$219	$46	$(16)			$19			$208

Earnings per common share calculation:
Net income from continuing operations	$219	$46	$(16)			$19			$208
Less: net loss attributable to non-controlling interests	—	—	—			—			—
Less: Preferred stock dividends	5	—	—			(5)	(h	)1	—

Net income from continuing operations attributable to common stock	$214	$46	$(16)			$24			$208

Basic earnings (loss) per common share:
Continuing operations	$.50								$.49	(i)
Average common shares outstanding	427								427	(i)
Diluted earnings (loss) per common share:
Continued operations	$.49								$.48	(i)
Average common and common equivalent shares outstanding	435								435	(i)

Navient

Unaudited Pro Forma Consolidated Statement of Income

Year Ended December 31, 2013

($ in millions except per share amounts)

	“Existing SLM” (a)	Less: Stand-alone SLM BankCo (b)	Less: Historical I/C charges, receivables and payables that are 3rd party for stand-alone SLM BankCo (c)			Add: Separation adjustments			Navient Pro forma
Total interest income	$5,377	$551	$(18)	(c	)3	—	(h	)2	$4,844
Total interest expense	2,210	89	(1)			19	(h	)3	2,141

Net interest income	3,167	462	(17)			(19)			2,703
Less: provisions for loan losses	839	69	—			—			770

Net interest income after provisions for loan losses	2,328	393	(17)			(19)			1,933

Other income (loss):
Gains on sales of loans and investments	302	260	(260)	(c	)1	—			302
Losses on derivative and hedging activities, net	(268)	1	—			—			(269)
Servicing revenue	290	5	(3)	(c	)2	4	(e	)	292
Contingency revenue	420	—	—			—			420
Gains on debt repurchases	42	—	—			—			42
Other	100	32	—			32	(e	)	100

Total other income (loss)	886	298	(263)			36			887
Expenses:
Total operating expenses	1,042	268	(26)	(c	)2	8			808
Goodwill and intangible expenses	13	3	—			—			10
Restructuring and other reorganization expenses	72	2	—			(70)	(d	)	—

Total expenses	1,127	273	(26)			(62)	(e	)	818

Income from continuing operations, before income tax expense	2,087	418	(254)			79			2,002
Income tax expense	776	159	(93)	(c	)5	29	(f	)	739

Net income from continuing operations	$1,311	$259	$(161)			$50			$1,263

Earnings per common share calculation:
Net income from continuing operations	$1,311	$259	$(161)			$50			$1,263
Less: net loss attributable to non-controlling interests	(1)	(1)	—			—			—
Less: Preferred stock dividends	20	—	—			(20)	(h	)1	—

Net income from continuing operations attributable to common stock	$1,292	$260	$(161)			$70			$1,263

Basic earnings (loss) per common share:
Continuing operations	$2.94								$2.87	(i)
Average common shares outstanding	440								440	(i)

Diluted earnings (loss) per common share:
Continued operations	$2.89								$2.82	(i)
Average common and common equivalent shares outstanding	449								449	(i)

Navient

Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements

(a)	Represents the historical financial statements of Existing SLM, the accounting predecessor of Navient.

(b)	Represents the operations, assets, liabilities and equity of SLM BankCo, which will be comprised of Sallie Mae Bank, Upromise Rewards, the Insurance Business, and the Private Education Loan origination functions. Included in these amounts are also certain general corporate overhead expenses related to SLM BankCo. General corporate overhead of $25 million and $77 million for the quarter ended March 31, 2014 and year ended December 31, 2013, respectively, consisted of costs primarily associated with accounting, finance, legal, human resources, certain information technology costs, stock compensation, and executive management and the board of directors. These costs were generally allocated to SLM BankCo based on the proportionate level of effort provided to SLM BankCo relative to Existing SLM using a relevant allocation driver (e.g., in proportion to the number of employees by function that were being transferred to BankCo as opposed to remaining at Navient).

(c)	Represents intercompany transactions between SLM BankCo and Navient that were eliminated in consolidation of the historical Existing SLM financial statements in accordance with GAAP, but not eliminated from the historical financial statements of SLM BankCo. Examples of historical intercompany revenues, expenses, receivables and payables that are third party for stand-alone SLM BankCo include, but are not limited to, the following:

1.	Gains on intercompany loan and investment sales of $34 million and $260 million for the quarter ended March 31, 2014 and year ended December 31, 2013, respectively, presented on SLM BankCo’s historical statement of income. Existing SLM historically has used Sallie Mae Bank to initially fund originated private education loans through their bank deposits with the intent for Existing SLM to purchase and securitize such loans at a future date. Sallie Mae Bank sells Private Education Loans to Existing SLM on a regular basis in order for Existing SLM to securitize the loans along with other Private Education Loans Existing SLM owns. This purchase activity by Existing SLM of Sallie Mae Bank loans resulted in $34 million and $196 million of gains on intercompany loan sales for the quarter ended March 31, 2014 and year ended December 31, 2013, respectively. The remaining $64 million of gains on intercompany loan and investment sales for the year ended December 31, 2013, relates to asset-backed security investments sold by SLM BankCo as further discussed in footnote (c)(3) below;

2.	FFELP and Private Education Loan servicing fees paid by SLM BankCo to Navient of $9 million and $26 million for the quarter ended March 31, 2014 and year ended December 31, 2013, respectively, that were presented on SLM BankCo’s historical statement of income as operating expense. Sallie Mae Bank historically has not maintained servicing and asset recovery functions. As a result, Sallie Mae Bank remits to Existing SLM a market rate to service and collect on their student loan portfolios. Conversely, SLM BankCo recognized $1 million and $3 million of other revenue in connection with providing banking services to one of Existing SLM’s business units for the quarter ended March 31, 2014 and year ended December 31, 2013, respectively;

3.	During 2008, Existing SLM contributed $629 million (par value) of asset-backed securities to Sallie Mae Bank as additional capital. The asset-backed securities, which were issued by securitization trusts owned and consolidated by Existing SLM, were recorded at Sallie Mae Bank as available for sale investments until they were sold by Sallie Mae Bank to a third party during the fourth quarter of 2013. Sallie Mae Bank recorded $18 million of interest income and recognized a $64 million gain from the sale of the investments for the year ended December 31, 2013. For the purposes of the Existing SLM historical financial statements, the asset-backed securities held by Sallie Mae Bank, the associated debt at Existing SLM and related intercompany interest income/expense and gain on sale were eliminated in consolidation. Refer to footnote (h) for further discussion. Existing SLM contributed the $629 million (par value) of asset-backed securities as part of maintaining Sallie Mae Bank’s required regulatory capital levels;

4.	The other assets adjustment of $79 million consists of an intercompany receivable at Navient due from SLM BankCo. The $79 million other liabilities adjustment consists of the corresponding $79 million intercompany payable from BankCo to Navient;

5.	The income tax expense adjustment of $10 million and $93 million for the quarter ended March 31, 2014 and year ended December 31, 2013, respectively, reflects the income tax effect of the pro forma adjustments at the statutory rate in effect in the respective tax jurisdiction during the period presented. The statutory tax rate for the quarter ended March 31, 2014 and year ended December 31, 2013, respectively, was 36.8 percent and 36.6 percent.

(d)	Reflects the removal of separation costs directly related to the separation and distribution that were incurred during the historical period. These costs were primarily for third-party tax, accounting, legal and other consulting fees as well as severance costs.

(e)	Represents the anticipated impact of (i) a tax sharing agreement, (ii) an employee matters agreement, (iii) a transition services agreement and (iv) other commercial agreements which will be in place at the time of the distribution. Please see “Certain Relationships and Related Party Transactions” in the Form 10 for a general description of these agreements. The impacts of these agreements were determined based on the contractual provisions of the agreements in comparison with our historical operations on an as managed basis. Any difference between the as managed basis and the impacts of these agreements are presented as a separation adjustment. The individual effects of each agreement are detailed in the tables below:

	Three Months Ended March 31, 2014
	Agreements					Other Separation Adjustments(1)		Total Separation Adjustments
(Dollars in millions)	Tax Sharing Agreement	Employee Matters Agreement	Transition Services Agreement	Other Commercial Agreements	Total
Earnings data:
Net interest income after provision for loan losses	$—	$—	$—	$—	$—	$(1)		$(1)
Total other income	—	—		4	4	—		4
Total expenses	—	—		2	2	(30	)(2)	(28)
Income tax expense	—	—	—	1	1	11		12

Net income from continuing operations	$—	$—	$—	$1	$1	$18		$19

(1)	Other separation adjustments are comprised of the items in footnotes (d), (f), (g), and (h).

(2)	Amount is comprised of $26 million of separation costs discussed in footnote (d) above and $4 million of costs related to private loan servicing functions moving from Existing SLM to SLM BankCo.

	Year Ended December 31, 2013
	Agreements					Other Separation Adjustments(1)		Total Separation Adjustments
(Dollars in millions)	Tax Sharing Agreement	Employee Matters Agreement	Transition Services Agreement	Other Commercial Agreements	Total
Earnings data:
Net interest income after provision for loan losses	$—	$—	$—	$—	$—	$(19)		$(19)
Total other income	—	—	18	18	36	—		36
Total expenses	—	—	18	10	28	(90	)(2)	(62)
Income tax expense	—	—	—	3	3	26		29

Net income from continuing operations	$—	$—	$—	$5	$5	$45		$50

(1)	Other separation adjustments are comprised of the items in footnotes (d), (f), (g), and (h).

(2)	Amount is comprised of $70 million of separation costs discussed in footnote (d) above and $20 million of costs related to private loan servicing functions moving from Existing SLM to SLM BankCo.

(f)	The income tax expense adjustment of $12 million and $29 million for the quarter ended March 31, 2014 and year ended December 31, 2013, respectively, reflects the income tax effects of the separation adjustments at the statutory rate in effect in the respective tax jurisdiction during the period presented. The statutory rate for the quarter ended March 31, 2014 and year ended December 31, 2013, respectively, was 36.8 percent and 36.6 percent.

(g)	Reflects changes to deferred taxes as a result of the separation and distribution as follows:

1.	The other asset adjustment reflects a $4 million valuation allowance against deferred tax assets that will be required as a result of the separation.

2.	In connection with the separation and distribution, SLM BankCo will be the taxpayer legally responsible for $283 million of deferred taxes payable in connection with gains recognized by Existing SLM on debt repurchases in prior years. As part of the tax sharing agreement between SLM BankCo and Navient, Navient has agreed to indemnify SLM BankCo for these deferred taxes due. At the time of the separation, Navient will record a liability necessary to recognize the fair value of such indemnification. At this time we estimate the amount of the liability that will be recorded by Navient to be $261 million. The other liability adjustment on the balance sheet of $22 million reflects the transfer of the $283 million deferred tax liability on debt repurchases to BankCo, net of the related $261 million indemnification Navient will record.

(h)	Reflects changes in the capital structure of Navient as a result of the separation and distribution. Changes in the capital structure are a result of the following:

1.	In connection with the separation and distribution, SLM BankCo will succeed Existing SLM, by means of a merger, as the issuer of the preferred stock. An adjustment has been made to the balance sheet to reflect the transfer of the $565 million of Existing SLM preferred stock to SLM BankCo for the periods presented. As a result Navient will not pay the dividends associated with this preferred stock. Preferred stock dividends were $5 million and $20 million for the quarter ended March 31, 2014 and year ended December 31, 2013, respectively.

2.

In connection with the separation and distribution, it is anticipated that $493 million in cash will be contributed to SLM BankCo, which is primarily to support the $565 million of preferred stock discussed above. The amount of cash anticipated to be contributed could change between March 31, 2014 and the actual separation and distribution date to offset other changes to SLM BankCo’s equity during that time period. An adjustment has been made to reflect the cash contribution at March 31, 2014. An adjustment to interest income of $0.1 million and $0.4 million for the quarter ended March 31, 2014 and year ended December 31, 2013, respectively, reflects the removal of interest income historically earned on the cash contributed. The adjustment to interest income reflects an interest rate of approximately 0.05 percent and 0.07 percent for the quarter ended March 31, 2014 and year ended December 31, 2013, respectively, estimated using rates earned on comparable investments during the period.

3.	During 2008, Existing SLM contributed $629 million (par value) of asset-backed securities to Sallie Mae Bank as additional capital. For the purposes of the Existing SLM historical financial statements, the asset-backed securities held by Sallie Mae Bank, the associated debt at Existing SLM and related intercompany interest income/expense were eliminated in consolidation. See footnote (c)3 for further discussion of this intercompany transaction. As noted in (c)3, the asset-backed securities were sold by Sallie Mae Bank during the fourth quarter of 2013. However, as a result of the separation, these asset-backed securities are considered outstanding to a third party for the entire year ended December 31, 2013 as Navient consolidates the related securitization trust. Adjustments reflect the recognition by Navient of the related interest expense of $1 million and $19 million for the quarter ended March 31, 2014 and year ended December 31, 2013, respectively.

(i)	Common stock and pro forma weighted average basic and diluted shares outstanding reflect the issuance of Navient common stock as a result of the separation and distribution. Pro forma basic earnings per share and pro forma weighted-average basic shares outstanding are based on the number of shares of Existing SLM common stock outstanding during each period, adjusted for a 1-to-1 distribution ratio. Pro forma diluted earnings per share and pro forma weighted-average diluted shares outstanding reflect common shares from Navient equity plans in which employees participate based on the distribution ratio.

Alternative performance measures — “Core Earnings” presentation

We prepare financial statements in accordance with GAAP. However, we also evaluate our business segments on a basis that differs from GAAP. We refer to this different basis of presentation as “Core Earnings.” We provide this “Core Earnings” basis of presentation on a consolidated basis for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also refer to this information in our presentations with credit rating agencies, lenders and investors. Because our “Core Earnings” basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide “Core Earnings” disclosure in the notes to our consolidated financial statements for our business segments.

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for two items, discussed below, that create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information as we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. The two items for which we adjust our “Core Earnings” presentations are (1) our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets.

While GAAP provides a uniform, comprehensive basis of accounting, for the reasons described above, our “Core Earnings” basis of presentation does not. “Core Earnings” are subject to certain general and specific limitations that investors should carefully consider. For example, there is no comprehensive, authoritative guidance for management reporting. Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Accordingly, our “Core Earnings” presentation does not represent a comprehensive basis of accounting. Investors, therefore, may not be able to compare our performance with that of other financial services companies based upon “Core Earnings.” “Core Earnings” results are only meant to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely used by management, our board of directors, rating agencies, lenders and investors to assess performance.

Differences between “Core Earnings” and GAAP

The two adjustments required to reconcile from Navient’s “Core Earnings” results to Navient’s GAAP results of operations relate to differing treatments for: (1) our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets. Substantially all of the Existing SLM GAAP to “Core Earnings” differences relate to Navient activities. Please see “Management’s Discussion and Analysis — ‘Core Earnings’ — Definition and Limitations” and “— Differences between ‘Core Earnings’ and GAAP” for further discussion of the adjustments required to reconcile “Core Earnings” results to GAAP results. The following table reflects aggregate adjustments associated with these areas.

Navient

Unaudited Pro Forma Consolidated Statement of Income — GAAP to “Core Earnings” Reconciliation

Three Months Ended March 31, 2014

($ in millions except per share amounts)

	GAAP Pro forma	Adjustments	“Core Earnings” Pro forma
Net interest income	626	(112)	514
Less: provisions for loan losses	146	—	146

Net interest income after provisions for loan losses	480	(112)	368

Other income (loss):
Gains on sales of loans and investments	—	—	—
Losses on derivative and hedging activities, net	(7)	7	—
Servicing revenue	62	—	62
Contingency revenue	111	—	111
Gains on debt repurchases	—	—	—
Other	2	6	8

Total other income (loss)	168	13	181

Total expenses	311	(2)	309

Income from continuing operations, before income tax expense	337	(97)	240
Income tax expense	129	(40)	89

Net income from continuing operations	$208	$(57)	$151

Diluted earnings (loss) per common share attributable to Navient:
Continuing operations	$0.48		$0.35
Average common and common equivalent shares outstanding	435		435

Three months ended March 31, 2014
“Core Earnings” adjustments to GAAP:

Pro forma Navient GAAP net income from continuing operations	$208

Net impact of derivative accounting	(99)
Net impact of goodwill and acquired intangible assets	2
Net income tax effect	40

Pro forma Navient “Core Earnings” net income adjustments	(57)

Pro forma “Core Earnings” net income from continuing operations	$151

Navient

Unaudited Pro Forma Consolidated Statement of Income — GAAP to “Core Earnings” Reconciliation

Year Ended December 31, 2013

($ in millions except per share amounts)

	GAAP Pro forma	Adjustments	“Core Earnings” Pro forma
Net interest income	$2,703	(455)	$2,248
Less: provisions for loan losses	770	—	770

Net interest income after provisions for loan losses	1,933	(455)	1,478

Other income (loss):
Gains on sales of loans and investments	302	—	302
Losses on derivative and hedging activities, net	(269)	268	(1)
Servicing revenue	292	—	292
Contingency revenue	420	—	420
Gains on debt repurchases	42	6	48
Other	100	(62)	38

Total other income (loss)	887	212	1,099

Total expenses	818	(10)	808

Income from continuing operations, before income tax expense	2,002	(233)	1,769
Income tax expense	739	(96)	643

Net income from continuing operations	$1,263	$(137)	$1,126

Diluted earnings (loss) per common share attributable to Navient:
Continuing operations	$2.82		$2.51
Average common and common equivalent shares outstanding	449		449

Year ended December 31, 2013
“Core Earnings” adjustments to GAAP:

Pro forma Navient GAAP net income from continuing operations	$1,263

Net impact of derivative accounting	(243)
Net impact of goodwill and acquired intangible assets	10
Net income tax effect	96

Pro forma Navient “Core Earnings” net income adjustments	(137)

Pro forma “Core Earnings” net income from continuing operations	$1,126

The following tables reconcile Pro forma Navient GAAP net income from continuing operations to Pro forma Navient GAAP net income and “Core Earnings” net income for the three months ended March 31, 2014 and the year ended December 31, 2014:

Three Months ended March 31, 2014
“Core Earnings” adjustments to GAAP:
Pro forma Navient GAAP net income from continuing operations	$208
Pro forma Navient income from discontinued operations, net of tax	—

Pro forma Navient GAAP net income	208

Net impact of derivative accounting	(99)
Net impact of goodwill and acquired intangible assets	2
Net income tax effect	40
Net effect from discontinued operations	—

Pro forma Navient “Core Earnings” net income	$151

Pro forma Navient diluted “Core Earnings” EPS	$0.35

Year ended December 31, 2013
“Core Earnings” adjustments to GAAP:
Pro forma Navient GAAP net income from continuing operations	$1,263
Pro forma Navient income from discontinued operations, net of tax	106

Pro forma Navient GAAP net income	1,369

Net impact of derivative accounting	(243)
Net impact of goodwill and acquired intangible assets	10
Net income tax effect	96
Net effect from discontinued operations	6

Pro forma Navient “Core Earnings” net income	$1,238

Pro forma Navient diluted “Core Earnings” EPS	$2.76

Pro forma Performance and Portfolio Metrics (Unaudited)

Pro Forma Selected Financial Information and Ratios

(In millions, except per share data)	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Pro Forma GAAP Basis
Net income attributable to Navient Corporation	$208	$1,369
Diluted earnings per common share attributable to Navient Corporation	$0.48	$3.05
Weighted average shares used to compute diluted earnings per share	435	449
Return on assets	.60%	.91%

Pro Forma “Core Earnings” Basis(1)
“Core Earnings” attributable to Navient Corporation	$151	$1,238
“Core Earnings” diluted earnings per common share attributable to Navient Corporation	$0.35	$2.76
Weighted average shares used to compute diluted earnings per share	435	449
“Core Earnings” return on assets	.44%	.82%

Other Operating Statistics
Ending FFELP Loans, net	$101,240	$103,163
Ending Private Education Loans, net	30,948	31,006

Ending total student loans, net	$132,188	$134,169

Average student loans	$133,854	$143,304

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Pro Forma FFELP Loan Performance Metrics

(In millions, except per share data)	Three Months Ended March 31, 2014	Year Ended December 31, 2013
“Core Earnings” loan spread	.94%	.97%
“Core Earnings” net interest margin	.86%	.86%
Ending allowance for loan losses balance	$101	$113
Provision for loan losses	$10	$48
Charge-offs	$22	$76
Charge-off rate	.12%	.09%
Total delinquency rate	13.8%	17.0%
Greater than 90-day delinquency rate	7.3%	9.3%
Forbearance rate	17.6%	14.9%

Pro Forma Private Education Loan Performance Metrics

(In millions, except per share data)	Three Months Ended March 31, 2014	Year Ended December 31, 2013
“Core Earnings” loan spread	4.01%	4.09%
“Core Earnings” net interest margin	3.91%	3.87%
Ending allowance for loan losses balance(1)	$1,987	$2,035
Provision for loan losses	$136	$722
Charge-offs	$218	$878
Charge-off rate	3.3%	3.1%
Total delinquency rate	7.8%	9.4%
Greater than 90-day delinquency rate	3.9%	4.7%
Forbearance rate	4.3%	3.8%
Cosigner rate	64%	63%
Average FICO	718	717

(1)

Prior to the Spin-Off, Sallie Mae Bank sold $666 million of loans to Existing SLM in the quarter ended March 31, 2014 for (1) securitization transactions at Existing SLM and (2) to enable Existing SLM to manage loans either granted forbearance or were 90 days or more past due. In the quarter ended March 31, 2014, $29 million of the allowance for loan loss balance was transferred from Sallie Mae Bank to Existing SLM. As a result, Existing SLM did not record any additional provision for loan losses for these loans in the quarter ended March 31, 2014 on a pro forma basis.

Navient’s portfolio of Private Education Loans is well seasoned. Loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments. Based on Navient’s experience, the probability of default substantially diminishes as the number of payments and years of seasoning increases.

The tables below show the composition and status of Navient’s pro forma Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans that are delinquent greater than 90 days or that are in forbearance status decreases the longer the loans have been in active repayment status.

On a pro forma basis at March 31, 2014, loans in forbearance status as a percentage of loans in repayment and forbearance were 10.5 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.3 percent for loans that have been in active repayment status for more than 48 months. Approximately 63 percent of our Private Education Loans in forbearance status has been in active repayment status less than 25 months.

At March 31, 2014, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 7.7 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.9 percent for loans that have been in active repayment status for more than 48 months. Approximately 46 percent of our Private Education Loans in repayment that are delinquent greater than 90 days status has been in active repayment status less than 25 months.

The following table illustrates Navient’s loan seasoning, on a pro forma basis at March 31, 2014 and December 31, 2013:

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
March 31, 2014	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/ deferment	$—	$—	$—	$—	$—	$4,090	$4,090
Loans in forbearance	551	206	176	120	152	—	1,205
Loans in repayment — current	1,958	3,563	4,096	4,246	11,049	—	24,912
Loans in repayment — delinquent 31-60 days	136	130	118	92	158	—	634
Loans in repayment — delinquent 61-90 days	89	92	77	60	98	—	416
Loans in repayment — delinquent greater than 90 days	230	266	198	151	223	—	1,068

Total	$2,964	$4,257	$4,665	$4,669	$11,680	$4,090	$32,325

Loans in forbearance as a percentage of loans in repayment and forbearance	18.6%	4.8%	3.8%	2.6%	1.3%	—%	4.3%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	9.5%	6.6%	4.4%	3.3%	1.9%	—%	4.0%

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
December 31, 2013	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/ deferment	$—	$—	$—	$—	$—	$3,954	$3,954
Loans in forbearance	491	186	164	105	139	—	1,085
Loans in repayment — current	2,241	3,663	4,196	4,277	10,458	—	24,835
Loans in repayment — delinquent 31-60 days	155	160	145	117	196	—	773
Loans in repayment — delinquent 61-90 days	112	113	92	71	115	—	503
Loans in repayment — delinquent greater than 90 days	330	305	238	171	243	—	1,287

Total	$3,329	$4,427	$4,835	$4,741	$11,151	$3,954	$32,437

Loans in forbearance as a percentage of loans in repayment and forbearance	14.8%	4.2%	3.4%	2.2%	1.2%	—%	3.8%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	11.6%	7.2%	5.1%	3.7%	2.2%	—%	4.7%

Selected Historical Financial Information and Ratios

Although SLM BankCo is the entity that distributed the shares of Navient common stock to SLM common stockholders, for financial reporting purposes Navient will be treated as the “accounting spinnor” and therefore it will be Navient, and not SLM BankCo, that will be the “accounting successor” to Existing SLM. Hence, the following discussion and analysis relates to the historical results of operations and financial condition of Existing SLM, which will be the accounting predecessor of Navient.

	Three Months Ended March 31,
(In millions, except per share data)	2014	2013
GAAP Basis
Net income attributable to Navient Corporation	$219	$346
Diluted earnings per common share attributable to Navient Corporation	$.49	$.74
Weighted average shares used to compute diluted earnings per share	435	458
Return on assets	.59%	.82%

“Core Earnings” Basis(1)
“Core Earnings” attributable to Navient Corporation	$163	$283
“Core Earnings” diluted earnings per common share attributable to Navient Corporation	$.36	$.61
Weighted average shares used to compute diluted earnings per share	435	458
“Core Earnings” return on assets	.44%	.67%

Other Operating Statistics
Ending FFELP Loans, net	$102,635	$119,195
Ending Private Education Loans, net	38,157	37,465

Ending total student loans, net	$140,792	$156,660

Average student loans	$142,679	$160,261

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

Navient holds the largest portfolio of student loans issued under the FFELP. Navient is also the largest holder of Private Education Loans. Navient services and performs asset recovery services on these loans for its own account, as well as for loans owned by ED, numerous financial institutions, banks, credit unions and non-profit education lenders.

The following discussion and analysis presents a review of our business and operations as of and for the quarter ended March 31, 2014.

We monitor and assess our ongoing operations and results based on the following four reportable segments: (1) FFELP Loans (2) Private Education Loans, (3) Business Services and (4) Other.

FFELP Loans Segment

Our FFELP Loans segment consists of our FFELP Loan portfolio and underlying debt and capital funding these loans. Even though FFELP Loans are no longer originated we continue to seek to acquire FFELP Loan portfolios to leverage our servicing scale to generate incremental earnings and cash flow. This segment is expected to generate significant amounts of cash as the FFELP Loan portfolio amortizes.

As of March 31, 2014, approximately $1.4 billion of FFELP Loans was held at Sallie Mae Bank, which will remain with SLM BankCo following the separation and distribution. Navient will continue to service the FFELP Loans held by Sallie Mae Bank after the separation and distribution.

Private Education Loans Segment

In this segment, we acquire, finance, service and historically originated Private Education Loans. The Private Education Loans we historically originated were primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or customers’ resources. In this segment, we earn net interest income on the Private Education Loan portfolio (after provision for loan losses) as well as servicing fees, primarily late fees.

As of March 31, 2014, approximately $7.2 billion of Existing SLM’s Private Education Loans was held at Sallie Mae Bank. In connection with the separation and distribution, Sallie Mae Bank, and its portfolio of Private Education Loans, remained with SLM BankCo. Navient will service and collect on SLM BankCo’s Private Education Loans during a transition period, with Private Education Loans whose individual borrowers also have an education loan owned by Navient continuing to be serviced by Navient after the transition period. Navient cannot originate Private Education loans until 2019 pursuant to the terms of the separation and distribution agreement.

Business Services Segment

Our Business Services segment generates the majority of its revenue from servicing our FFELP Loan portfolio. We also provide servicing, loan default aversion and asset recovery services for loans on behalf of Guarantors of FFELP Loans and other institutions, including ED. We also operate a consumer savings network that provides financial rewards on everyday purchases to help families save for college, Upromise.

After the separation and distribution, we will perform substantially all of the activities of the Business Services Segment, other than the activities of Upromise and the Insurance Business, which will be carried on by SLM BankCo.

Other

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from certain smaller wind-down and discontinued operations within this segment.

Key Financial Measures

Our operating results are primarily driven by net interest income from our student loan portfolios (which include financing costs), provision for loan losses, the revenues and expenses generated by our service businesses, and gains and losses on subsidiary sales, loan sales and debt repurchases. We manage and assess the performance of each business segment separately as each is focused on different customers and each derives its revenue from different activities and services. A brief summary of our key financial measures (net interest income; provisions for loan losses; charge-offs and delinquencies; servicing and contingency revenues; other income (loss); operating expenses; and “Core Earnings”) can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2013 Form 10-K.

First-Quarter 2014 Summary of Results

We report financial results on a GAAP basis and also present certain “Core Earnings” performance measures. Our management, equity investors, credit rating agencies and debt capital providers use these “Core Earnings” measures to monitor our business performance. See “‘Core Earnings’ — Definition and Limitations” for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”

First-quarter 2014 GAAP net income was $219 million ($.49 diluted earnings per share), versus net income of $346 million ($0.74 diluted earnings per share) in the first-quarter 2013. The changes in GAAP net income are driven by the same types of “Core Earnings” items discussed below as well as changes in “mark-to-market” unrealized gains and losses on derivative contracts and amortization and impairment of goodwill and intangible assets that are recognized in GAAP but not in “Core Earnings” results. First-quarter 2014 results included gains of $99 million from derivative accounting treatment that are excluded from “Core Earnings” results, compared with gains of $110 million in the year-ago period.

“Core Earnings” for the quarter were $163 million ($.36 diluted earnings per share), compared with $283 million ($0.61 diluted earnings per share) in the year-ago period. The primary driver of the decrease in net income was $103 million of additional reserve recorded for pending regulatory matters (see Part II. “Other Information,” Item 1. “Legal Proceedings—Regulatory Matters”). In addition, last year we undertook a series of actions to improve shareholder value as the Company sold residual interests in FFELP securitization trusts and initiated the separation of the Company into two publicly traded companies. In the first quarter of 2013 the Company generated a $55 million gain on the sale of a residual interest in a FFELP securitization trust in addition to $29 million in gains from debt repurchases. There were no similar transactions in 2014. Compared to the year-ago quarter, we spent $16 million in additional reorganization expense tied to the separation of the Company and $28 million in additional operating expenses (excluding the $103 million of additional reserve discussed above), which increased third-party revenue in the business services segment and reduced loan losses in the Private Education Loans segment. Two other major contributors to the quarter’s results — a $56 million reduction in provision and $21 million reduction in net interest income — are the result of an improving credit quality in the Private Education Loan business and the continued amortization of the FFELP portfolio, respectively.

During the first quarter of 2014, we:

•	issued $2 billion of FFELP asset-backed securities (“ABS”), $676 million of Private Education Loan ABS and $850 million of unsecured bonds;

•

closed on a new $8 billion asset-backed commercial paper (“ABCP”) facility that matures in January 2016. This facility replaces an existing $5.5 million FFELP ABCP facility which was retired in January 2014; and

•	repurchased 8 million common shares for $200 million on the open market.

2014 Outlook and Management Objectives

In May 2013, Existing SLM announced plans to separate its consumer banking and education loan management operations into two separate businesses and complete the Spin-Off in the first half of 2014. The primary objective for 2014 is successfully completing this transaction. Navient is expected to be spun off from Existing SLM on or about April 30, 2014. After the Spin-Off, Navient will put in place its own 2014 Management Objectives. We expect those objectives to be similar, as appropriate, to the 2013 Management Objectives that were previously established for Existing SLM.

Results of Operations

We present the results of operations below first on a consolidated basis in accordance with GAAP. Following our discussion of consolidated earnings results on a GAAP basis, we present our results on a segment basis. We have four business segments: FFELP Loans, Private Education Loans, Business Services and Other. Since these segments operate in distinct business environments and we manage and evaluate the financial performance of these segments using non-GAAP financial measures, these segments are presented on a “Core Earnings” basis (see “‘Core Earnings’ — Definition and Limitations”).

GAAP Statements of Income (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2014	2013	$	%
Interest income:
FFELP Loans	$646	$735	$(89)	(12)%
Private Education Loans	644	623	21	3
Other loans	3	3	—	—
Cash and investments	3	5	(2)	(40)

Total interest income	1,296	1,366	(70)	(5)
Total interest expense	530	571	(41)	(7)

Net interest income	766	795	(29)	(4)
Less: provisions for loan losses	185	241	(56)	(23)

Net interest income after provisions for loan losses	581	554	27	5
Other income (loss):
Gains on sales of loans and investments	—	55	(55)	(100)
Gains (losses) on derivative and hedging activities, net	(8)	(31)	23	(74)
Servicing revenue	61	70	(9)	(13)
Contingency revenue	111	99	12	12
Gains on debt repurchases	—	23	(23)	(100)
Other income (loss)	6	34	(28)	(82)

Total other income (loss)	170	250	(80)	(32)
Expenses:
Operating expenses	366	235	131	56
Goodwill and acquired intangible asset impairment and amortization expense	4	3	1	33
Restructuring and other reorganization expenses	26	10	16	160

Total expenses	396	248	148	60

Income from continuing operations, before income tax expense	355	556	(201)	(36)
Income tax expense	136	211	(75)	(36)

Net income from continuing operations	219	345	(126)	(37)
Income (loss) from discontinued operations, net of tax expense (benefit)	—	1	(1)	(100)

Net income	219	346	(127)	(37)
Less: net loss attributable to noncontrolling interest	—	—	—	—

Net income attributable to Navient Corporation	219	346	(127)	(37)
Preferred stock dividends	5	5	—	—

Net income attributable to Navient Corporation common stock	$214	$341	$(127)	(37)%

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$.50	$.76	$(.26)	(34)%
Discontinued operations	—	—	—	—

Total	$.50	$.76	$(.26)	(34)%

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$.49	$.74	$(.25)	(34)%
Discontinued operations	—	—	—	—

Total	$.49	$.74	$(.25)	(34)%

Dividends per common share attributable to Navient Corporation	$.15	$.15	$—	—%

Consolidated Earnings Summary — GAAP-basis

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

For the three months ended March 31, 2014, net income was $219 million, or $0.49 diluted earnings per common share, compared with net income of $346 million, or $0.74 diluted earnings per common share, for the three months ended March 31, 2013. The primary driver of the decrease in net income was $103 million of additional reserve recorded for pending regulatory matters (see Part II. “Other Information,” Item 1. “Legal Proceedings—Regulatory Matters”). The decrease in net income was also due to a $55 million gain on the sale of the Residual Interest in a FFELP Loan securitization that occurred in the year-ago quarter, a $29 million decline in net interest income, a $23 million decrease in debt repurchase gains, a $28 million decrease in other income, higher operating expenses of $28 million (excluding the $103 million of additional reserve discussed above) and higher restructuring and other reorganization costs of $16 million, which was partially offset by a $56 million decline in the provision for loan losses and a $23 million decrease in net losses on derivative and hedging activities.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•

Net interest income decreased by $29 million primarily due to a reduction in FFELP net interest income resulting from an $18 billion decline in average FFELP Loans outstanding. This decline in FFELP loans was due, in part, to the sale of Residual Interests in FFELP Loan securitization trusts in the first half of 2013. There were approximately $12 billion of FFELP Loans in these trusts at the time of sale.

•

Provisions for loan losses declined $56 million primarily as a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends leading to decreases in expected future charge-offs.

•

Gains on sales of loans and investments decreased by $55 million as the result of a $55 million gain on the sale of the Residual Interest in a FFELP Loan securitization trust in the year-ago quarter. There were no sales in the current quarter.

•

Losses on derivative and hedging activities, net, decreased $23 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•	Gains on debt repurchases decreased $23 million. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•

Other income decreased $28 million primarily due to a $32 million decrease in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by the “losses on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•

Operating expenses increased $131 million primarily as a result of $103 million of additional reserve recorded for pending regulatory matters (see Part II. “Other Information,” Item 1. “Legal Proceedings—Regulatory Matters”). Operating expenses also increased due to increases in our third-party servicing and asset recovery activities, as well as, increased account resolution activity on our Private Education Loan portfolio.

•

Restructuring and other reorganization expenses increased $16 million to $26 million, which consisted of $25 million of expenses primarily related to third-party costs incurred in connection with the Company’s previously announced plan to separate its existing organization into two, separate, publicly traded companies and $1 million related to severance costs.

We repurchased 8 million shares and 10 million shares of our common stock during the three months ended March 31, 2014 and 2013, respectively, as part of our common share repurchase program. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 23 million common shares from the year-ago quarter.

“Core Earnings” — Definition and Limitations

We prepare financial statements in accordance with GAAP. However, we also evaluate our business segments on a basis that differs from GAAP. We refer to this different basis of presentation as “Core Earnings.” We provide this “Core Earnings” basis of presentation on a consolidated basis for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also refer to this information in our presentations with credit rating agencies, lenders and investors. Because our “Core Earnings” basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide “Core Earnings” disclosure in the notes to our consolidated financial statements for our business segments. For additional information, see “Note 11 — Segment Reporting.”

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for two items, discussed below, that create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information as we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. The two items for which we adjust our “Core Earnings” presentations are (1) our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets.

While GAAP provides a uniform, comprehensive basis of accounting, for the reasons described above, our “Core Earnings” basis of presentation does not. “Core Earnings” are subject to certain general and specific limitations that investors should carefully consider. For example, there is no comprehensive, authoritative guidance for management reporting. Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Accordingly, our “Core Earnings” presentation does not represent a comprehensive basis of accounting. Investors, therefore, may not be able to compare our performance with that of other financial services companies based upon “Core Earnings.” “Core Earnings” results are only meant to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely used by management, our board of directors, rating agencies, lenders and investors to assess performance.

Specific adjustments that management makes to GAAP results to derive our “Core Earnings” basis of presentation are described in detail in the section titled “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” of this Item 2.

The following tables show “Core Earnings” for each business segment and our business as a whole along with the adjustments made to the income/expense items to reconcile the amounts to our reported GAAP results as required by GAAP and reported in “Note 11 — Segment Reporting.”

	Three Months Ended March 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$523	$644	$—	$—	$—	$1,167	$198	$(75)	$123	$1,290
Other loans	—	—	—	3	—	3	—	—	—	3
Cash and investments	1	1	1	1	(1)	3	—	—	—	3

Total interest income	524	645	1	4	(1)	1,173	198	(75)	123	1,296
Total interest expense	293	206	—	21	(1)	519	10	1 (4)	11	530

Net interest income (loss)	231	439	1	(17)	—	654	188	(76)	112	766
Less: provisions for loan losses	10	175	—	—	—	185	—	—	—	185

Net interest income (loss) after provisions for loan losses	221	264	1	(17)	—	469	188	(76)	112	581
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	11	1	167	—	(118)	61	—	—	—	61
Contingency revenue	—	—	111	—	—	111	—	—	—	111
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	8	3	—	11	(188)	175 (5)	(13)	(2)

Total other income (loss)	11	1	286	3	(118)	183	(188)	175	(13)	170
Expenses:
Direct operating expenses	125	76	106	105	(118)	294	—	—	—	294
Overhead expenses	—	—	—	72	—	72	—	—	—	72

Operating expenses	125	76	106	177	(118)	366	—	—	—	366
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4
Restructuring and other reorganization expenses	—	—	—	26	—	26	—	—	—	26

Total expenses	125	76	106	203	(118)	392	—	4	4	396

Income (loss) from continuing operations, before income tax expense (benefit)	107	189	181	(217)	—	260	—	95	95	355
Income tax expense (benefit)(3)	41	71	68	(83)	—	97	—	39	39	136

Net income (loss) from continuing operations	66	118	113	(134)	—	163	—	56	56	219
Income from discontinued operations, net of tax expense	—	—	—	—	—	—	—	—	—	—

Net income (loss)	66	118	113	(134)	—	163	—	56	56	219
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—

Net income (loss) attributable to Navient Corporation	$66	$118	$113	$(134)	$—	$163	$—	$56	$56	$219

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2014
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$112	$—	$112
Total other loss	(13)	—	(13)
Goodwill and acquired intangible asset impairment and amortization	—	4	4

“Core Earnings” adjustments to GAAP	$99	$(4)	95

Income tax benefit			39

Net income			$56

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $6 million of “other derivative accounting adjustments.”

(5)	Represents the $180 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $6 million of “other derivative accounting adjustments.”

	Three Months Ended March 31, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$599	$623	$—	$—	$—	$1,222	$212	$(76)		$136	$1,358
Other loans	—	—	—	3	—	3	—	—		—	3
Cash and investments	2	1	1	2	(1)	5	—	—		—	5

Total interest income	601	624	1	5	(1)	1,230	212	(76)		136	1,366
Total interest expense	340	203	—	13	(1)	555	18	(2	)(4)	16	571

Net interest income (loss)	261	421	1	(8)	—	675	194	(74)		120	795
Less: provisions for loan losses	16	225	—	—	—	241	—	—		—	241

Net interest income (loss) after provisions for loan losses	245	196	1	(8)	—	434	194	(74)		120	554
Other income (loss):
Gains on sales of loans and investments	55	—	—	—	—	55	—	—		—	55
Servicing revenue	23	10	186	—	(149)	70	—	—		—	70
Contingency revenue	—	—	99	—	—	99	—	—		—	99
Gains on debt repurchases	—	—	—	29	—	29	(6)	—		(6)	23
Other income (loss)	—	—	7	—	—	7	(188)	184	(5)	(4)	3

Total other income (loss)	78	10	292	29	(149)	260	(194)	184		(10)	250
Expenses:
Direct operating expenses	157	67	95	3	(149)	173	—	—		—	173
Overhead expenses	—	—	—	62	—	62	—	—		—	62

Operating expenses	157	67	95	65	(149)	235	—	—		—	235
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	3		3	3
Restructuring and other reorganization expenses	—	—	—	10	—	10	—	—		—	10

Total expenses	157	67	95	75	(149)	245	—	3		3	248

Income (loss) from continuing operations, before income tax expense (benefit)	166	139	198	(54)	—	449	—	107		107	556
Income tax expense (benefit)(3)	62	52	73	(20)	—	167	—	44		44	211

Net income (loss) from continuing operations	104	87	125	(34)	—	282	—	63		63	345
Income from discontinued operations, net of tax expense	—	—	1	—	—	1	—	—		—	1

Net income (loss)	104	87	126	(34)	—	283	—	63		63	346
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—		—	—

Net income (loss) attributable to Navient Corporation	$104	$87	$126	$(34)	$—	$283	$—	$63		$63	$346

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2013
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$120	$—	$120
Total other income	(10)	—	(10)
Goodwill and acquired intangible asset impairment and amortization	—	3	3

Total “Core Earnings” adjustments to GAAP	$110	$(3)	107

Income tax expense			44

Net income			$63

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $29 million of “other derivative accounting adjustments.”

(5)	Represents the $157 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $29 million of “other derivative accounting adjustments.”

Differences between “Core Earnings” and GAAP

The two adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations relate to differing treatments for: (1) our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets. The following table reflects aggregate adjustments associated with these areas.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting	$99	$110
Net impact of goodwill and acquired intangible assets	(4)	(3)
Net income tax effect	(39)	(44)
Net effect from discontinued operations	—	—

Total “Core Earnings” adjustments to GAAP	$56	$63

1) Derivative Accounting: “Core Earnings” exclude periodic unrealized gains and losses that are caused by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP, as well as the periodic unrealized gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP. These unrealized gains and losses occur in our FFELP Loans, Private Education Loans and Other business segments. Under GAAP, for our derivatives that are held to maturity, the cumulative net unrealized gain or loss over the life of the contract will equal $0 except for Floor Income Contracts, where the cumulative unrealized gain will equal the amount for which we sold the contract. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.

The accounting for derivatives requires that changes in the fair value of derivative instruments be recognized currently in earnings, with no fair value adjustment of the hedged item, unless specific hedge accounting criteria are met. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate and foreign currency risk management strategy. However, some of our derivatives, primarily Floor Income Contracts and certain basis swaps, do not qualify for hedge accounting treatment and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. These gains and losses recorded in “Gains (losses) on derivative and hedging activities, net” are primarily caused by interest rate and foreign currency exchange rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment.

Our Floor Income Contracts are written options that must meet more stringent requirements than other hedging relationships to achieve hedge effectiveness. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the pay down of principal of the student loans underlying the Floor Income embedded in those student loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Additionally, the term, the interest rate index, and the interest rate index reset frequency of the Floor Income Contract can be different than that of the student loans. Under derivative accounting treatment, the upfront payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the value of Floor Income Contracts is primarily caused by changing interest rates that cause the amount of Floor Income earned on the underlying student loans and paid to the counterparties to vary. This is economically offset by the change in value of the student loan portfolio earning Floor Income but that offsetting change in value is not recognized. We believe the Floor Income Contracts are economic hedges because they effectively fix the amount of Floor Income earned over the contract period, thus eliminating the timing and uncertainty that changes in interest rates can have on Floor Income for that period. Therefore, for purposes of “Core Earnings,” we have removed the unrealized gains and losses related to these contracts and added back the amortization of the net premiums received on the Floor Income Contracts. The amortization of the net premiums received on the Floor Income Contracts for “Core Earnings” is reflected in student loan interest income. Under GAAP accounting, the premiums received on the Floor Income Contracts are recorded as revenue in the “gains (losses) on derivative and hedging activities, net” line item by the end of the contracts’ lives.

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to hedge our student loan assets that are primarily indexed to LIBOR or Prime. The accounting for derivatives requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required for hedge accounting treatment. Additionally, some of our FFELP Loans can earn at either a variable or a fixed interest rate depending on market interest rates and therefore swaps economically hedging these FFELP Loans do not meet the criteria for hedge accounting treatment. As a result, under GAAP, these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$(8)	$(31)
Plus: Realized losses on derivative and hedging activities, net(1)	188	188

Unrealized gains on derivative and hedging activities, net(2)	180	157
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(75)	(76)
Other derivative accounting adjustments(3)	(6)	29

Total net impact of derivative accounting(4)	$99	$110

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Floor Income Contracts	$181	$189
Basis swaps	(1)	(4)
Foreign currency hedges	(39)	(32)
Other	39	4

Total unrealized gains on derivative and hedging activities, net	$180	$157

(3)

Other derivative accounting adjustments consist of adjustments related to: (1) foreign currency denominated debt that is adjusted to spot foreign exchange rates for GAAP where such adjustment are reversed for “Core Earnings” and (2) certain terminated derivatives that did not receive hedge accounting treatment under GAAP but were economic hedges under “Core Earnings” and, as a result, such gains or losses amortized into “Core Earnings” over the life of the hedged item.

(4)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

Derivative accounting requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges to be recorded in a separate income statement line item below net interest income. Under our “Core Earnings” presentation, these gains and losses are reclassified to the income statement line item of the economically hedged item. For our “Core Earnings” net interest margin, this would primarily include: (a) reclassifying the net settlement amounts related to our Floor Income Contracts to student loan interest income and (b) reclassifying the net settlement amounts related to certain of our basis swaps to debt interest expense. The table below summarizes the realized losses on derivative and hedging activities and the associated reclassification on a “Core Earnings” basis.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(198)	$(212)
Net settlement income on interest rate swaps reclassified to net interest income	10	18
Net realized gains on terminated derivative contracts reclassified to other income	—	6

Total reclassifications of realized losses on derivative and hedging activities	$(188)	$(188)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of March 31, 2014, derivative accounting has reduced GAAP equity by approximately $854 million as a result of cumulative net unrealized losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Beginning impact of derivative accounting on GAAP equity	$(926)	$(1,080)
Net impact of net unrealized gains (losses) under derivative accounting(1)	72	53

Ending impact of derivative accounting on GAAP equity	$(854)	$(1,027)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Total pre-tax net impact of derivative accounting recognized in net income(a)	$99	$110
Tax impact of derivative accounting adjustments recognized in net income	(22)	(60)
Change in unrealized gain (losses) on derivatives, net of tax recognized in other comprehensive income	(5)	3

Net impact of net unrealized gains (losses) under derivative accounting	$72	$53

(a)	See “‘Core Earnings’ derivative adjustments” table above.

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods. As of March 31, 2014, the remaining amortization term of the net floor premiums was approximately 2.25 years for existing contracts. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

	March 31,
(Dollars in millions)	2014	2013
Unamortized net Floor premiums (net of tax)(1)	$(308)	$(498)

(1)	$(492) million and $(795) million on a pre-tax basis as of March 31, 2014 and 2013, respectively.

2) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
“Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(4)	$(3)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2014	2013	2013 vs. 2012
“Core Earnings” interest income:
FFELP Loans	$523	$599	(13)%
Cash and investments	1	2	(50)

Total “Core Earnings” interest income	524	601	(13)
Total “Core Earnings” interest expense	293	340	(14)

Net “Core Earnings” interest income	231	261	(11)
Less: provision for loan losses	10	16	(38)

Net “Core Earnings” interest income after provision for loan losses	221	245	(10)
Gains on sales of loans and investments	—	55	(100)
Servicing revenue	11	23	(52)

Total other income	11	78	(86)
Direct operating expenses	125	157	(20)
Restructuring and other reorganization expenses	—	—	—

Total expenses	125	157	(20)

Income from continuing operations, before income tax expense	107	166	(36)
Income tax expense	41	62	(34)

“Core Earnings”	$66	$104	(37)%

“Core Earnings” from the FFELP Loans segment were $66 million in the first quarter of 2014, compared with $104 million in the year-ago quarter. The decrease is primarily due to the $55 million gain from the sale of the Residual Interest in a FFELP Loan securitization trust in the year-ago quarter, as well as a reduction in net interest income due to the decrease in FFELP Loans outstanding. Key financial measures include:

•	Net interest margin of .87 percent in the first quarter of 2014 compared with .83 percent in the year-ago quarter (see “FFELP Loan Net Interest Margin” for a further discussion of this increase).

•	The provision for loan losses of $10 million in the first quarter of 2014 decreased from $16 million in the year-ago quarter.

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP-basis FFELP Loan net interest margin.

	Three Months Ended March 31,
	2014	2013
“Core Earnings” basis FFELP Loan yield	2.56%	2.61%
Hedged Floor Income	.29	.25
Unhedged Floor Income	.05	.06
Consolidation Loan Rebate Fees	(.65)	(.68)
Repayment Borrower Benefits	(.11)	(.11)
Premium amortization	(.10)	(.14)

“Core Earnings” basis FFELP Loan net yield	2.04	1.99
“Core Earnings” basis FFELP Loan cost of funds	(1.09)	(1.06)

“Core Earnings” basis FFELP Loan spread	.95	.93
“Core Earnings” basis other interest-earning asset spread impact	(.08)	(.10)

“Core Earnings” basis FFELP Loan net interest margin(1)	0.87%	.83%

“Core Earnings” basis FFELP Loan net interest margin(1)	.87%	.83%
Adjustment for GAAP accounting treatment(2)	.44	.40

GAAP-basis FFELP Loan net interest margin(1)	1.31%	1.23%

(1)	The average balances of our FFELP “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
FFELP Loans	$103,734	$121,855
Other interest-earning assets	3,895	5,555

Total FFELP “Core Earnings” basis interest-earning assets	$107,629	$127,410

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income, the reversal of the amortization of premiums received on Floor Income Contracts, and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Difference between ‘Core Earnings’ and GAAP” above.

As of March 31, 2014, our FFELP Loan portfolio totaled approximately $103 billion, comprised of $39 billion of FFELP Stafford loans and $64 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios is 4.9 years and 9.2 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 4 percent and 3 percent, respectively.

Floor Income

The following table analyzes the ability of the FFELP Loans in our portfolio to earn Floor Income after March 31, 2014 and 2013, based on interest rates as of those dates.

	March 31, 2014			March 31, 2013
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Student loans eligible to earn Floor Income	$88.4	$12.9	$101.3	$102.9	$14.6	$117.5
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(44.7)	(.9)	(45.6)	(52.9)	(1.0)	(53.9)
Less: economically hedged Floor Income Contracts	(27.2)	—	(27.2)	(31.7)	—	(31.7)

Student loans eligible to earn Floor Income	$16.5	$12.0	$28.5	$18.3	$13.6	$31.9

Student loans earning Floor Income	$16.4	$1.6	$18.0	$18.3	$1.9	$20.2

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged through Floor Income Contracts for the period April 1, 2014 to June 30, 2016. The hedges related to these loans do not qualify as accounting hedges.

(Dollars in billions)	April 1, 2014 to December 31, 2014	2015	2016
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged(1)	$27.2	$27.2	$10.4

(1)

The remaining projected unamortized net Floor premium balance (pre-tax) related to Floor Income Contracts as of December 31, 2014, 2015 and 2016 is $314 million, $77 million, and $0 million, respectively.

FFELP Loan Provision for Loan Losses and Charge-Offs

The following table summarizes the total FFELP Loan provision for loan losses and charge-offs for the three months March 31, 2014 and 2013.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
FFELP Loan provision for loan losses	$10	$16
FFELP Loan charge-offs	22	22

Gains on Sales of Loans and Investments

The decrease in gains on sales of loans and investments for the quarter ended March 31, 2014 from the year-ago period was the result of a $55 million gain from the sale of the Residual Interest in a FFELP Loan securitization trust in the first-quarter 2013. We will continue to service the student loans in the trusts that were sold under existing agreements. The first-quarter 2013 sale removed securitization trust assets of $3.8 billion and related liabilities of $3.7 billion from the balance sheet.

Operating Expenses — FFELP Loans

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged by the

Business Services segment and included in those amounts was $118 million and $149 million for the quarters ended March 31, 2014 and 2013, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 49 basis points and 52 basis points of average FFELP Loans in the quarters ended March 31, 2014 and 2013, respectively. The decrease in operating expenses of $32 million in the quarter ended March 31, 2014 compared with the year-ago period was primarily the result of the reduction in the average outstanding balance of our FFELP Loan portfolio.

Private Education Loans Segment

The following table includes “Core Earnings” results for our Private Education Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2014	2013	2014 vs. 2013
“Core Earnings” interest income:
Private Education Loans	$644	$623	3%
Cash and investments	1	1	—

Total “Core Earnings” interest income	645	624	3
Total “Core Earnings” interest expense	206	203	1

Net “Core Earnings” interest income	439	421	4
Less: provision for loan losses	175	225	(22)

Net “Core Earnings” interest income after provision for loan losses	264	196	35
Servicing revenue	1	10	(90)
Direct operating expenses	76	67	13
Restructuring and other reorganization expenses	—	—	—

Total expenses	76	67	13

Income before income tax expense	189	139	36
Income tax expense	71	52	37

“Core Earnings”	$118	$87	36%

Quarterly core earnings were $118 million, compared with $87 million in the year-ago quarter. The increase is primarily the result of a $50 million decrease in the provision for Private Education Loan losses.

First-quarter 2014 Private Education Loan portfolio results vs. first-quarter 2013 included:

•	Loan originations of $1.5 billion, up 8 percent.

•	Delinquencies of 90 days or more of 3.4 percent of loans in repayment, down from 3.9 percent.

•	Total delinquencies of 6.9 percent of loans in repayment, down from 7.8 percent.

•	Loans in forbearance of 3.7 percent of loans in repayment and forbearance, up from 3.4 percent.

•	Annualized charge-off rate of 2.8 percent of average loans in repayment, down from 3.0 percent.

•	Provision for Private Education Loan losses of $175 million, down from $225 million.

•	Core net interest margin, before loan loss provision, of 4.34 percent, up from 4.15 percent.

•	The portfolio balance, net of loan loss allowance, totaled $38.2 billion, a $692 million increase over the year-ago quarter.

Private Education Loans Net Interest Margin

The following table shows the “Core Earnings” basis Private Education Loans net interest margin along with reconciliation to the GAAP-basis Private Education Loans net interest margin before provision for loan losses.

	Three Months Ended March 31,
	2014	2013
“Core Earnings” basis Private Education Loan yield	6.47%	6.35%
Discount amortization	.23	.23

“Core Earnings” basis Private Education Loan net yield	6.70	6.58
“Core Earnings” basis Private Education Loan cost of funds	(2.08)	(2.02)

“Core Earnings” basis Private Education Loan spread	4.62	4.56
“Core Earnings” basis other interest-earning asset spread impact	(.28)	(.41)

“Core Earnings” basis Private Education Loans net interest margin(1)	4.34%	4.15%

“Core Earnings” basis Private Education Loans net interest margin(1)	4.34%	4.15%
Adjustment for GAAP accounting treatment(2)	(.03)	(.03)

GAAP basis Private Education Loans net interest margin(1)	4.31%	4.12%

(1)	The average balances of our Private Education Loans “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Private Education Loans	$38,945	$38,406
Other interest-earning assets	2,005	2,662

Total Private Education Loans “Core Earnings” basis interest-earning assets	$40,950	$41,068

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Difference between ‘Core Earnings’ and GAAP” above.

Private Education Loan Provision for Loan Losses and Charge-Offs

The following table summarizes the total Private Education Loan provision for loan losses and charge-offs.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Private Education Loan provision for loan losses	$175	$225
Private Education Loan charge-offs	218	232

In establishing the allowance for Private Education Loan losses as of March 31, 2014, we considered several factors with respect to our Private Education Loan portfolio. In particular, we continue to see improvement in credit quality and continuing positive delinquency and charge-off trends in connection with this portfolio. Improving credit quality is seen in higher FICO scores and cosigner rates as well as a more seasoned portfolio. Total loans delinquent (as a percentage of loans in repayment) have decreased to 6.9 percent from 7.8 percent in the year-ago quarter. Loans greater than 90 days delinquent (as a percentage of loans in repayment) have decreased to 3.4 percent from 3.9 percent in the year-ago quarter. The charge-off rate decreased to 2.8 percent from 3.0 percent in the year-ago quarter. Loans in forbearance (as a percentage of loans in repayment and forbearance) increased to 3.7 percent from 3.4 percent in the year-ago quarter.

Apart from the overall improvements discussed above that had the effect of reducing the provision for loan losses in the first-quarter 2014 compared to the year-ago quarter, Private Education Loans that have defaulted between 2008 and 2013 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue to not do so. Our allowance for loan losses takes into account these potential recovery uncertainties. See “Financial Condition — Private Education Loans Portfolio Performance — Receivable for Partially Charged-Off Private Education Loans” for further discussion.

The Private Education Loan provision for loan losses was $175 million in the first quarter of 2014, down $50 million from the first quarter of 2013. The decline was a result of the overall improvement in credit quality and performance trends discussed above, leading to decreases in expected future charge-offs.

For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Loan Losses” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Operating Expenses — Private Education Loans Segment

Operating expenses for our Private Education Loans segment include costs incurred to originate Private Education Loans and to service and collect on our Private Education Loan portfolio. The increase in operating expenses of $9 million in the quarter ended March 31, 2014 compared with the year-ago quarter was primarily the result of increased account resolution activity on the portfolio which contributed to significant improvements in delinquency and charge-off rates. Direct operating expenses as a percentage of revenues (revenues calculated as net interest income after provision plus total other income) were 29 percent and 33 percent in the quarters ended March 31, 2014 and 2013, respectively.

Business Services Segment

The following table includes “Core Earnings” results for our Business Services segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2014	2013	2014 vs. 2013
Net interest income	$1	$1	—%
Servicing revenue:
Intercompany loan servicing	118	149	(21)
Third-party loan servicing	40	27	48
Guarantor servicing	9	10	(10)

Total servicing revenue	167	186	(10)
Contingency revenue	111	99	12
Other Business Services revenue	8	7	14

Total other income	286	292	(2)
Direct operating expenses	106	95	12
Restructuring and other reorganization expenses	—	—	—

Total expenses	106	95	12

Income from continuing operations, before income tax expense	181	198	(9)
Income tax expense	68	73	(7)

Net income from continuing operations	113	125	(10)
Income from discontinued operations, net of tax expense	—	1	(100)

“Core Earnings”	$113	$126	(10)%

Business services “Core Earnings” were $113 million in first-quarter 2014, compared with $126 million in the year-ago quarter. The decrease is primarily due to the lower balance of FFELP Loans we serviced.

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $103 billion and $121 billion for the quarters ended March 31, 2014 and 2013, respectively. The decline in average balance of FFELP loans outstanding along with the related intercompany loan servicing revenue from the year-ago period is primarily the result of normal amortization of the portfolio, as well as the sale of our Residual Interests in $12 billion of securitized FFELP loans in the first half of 2013.

Third-party loan servicing income for the current quarter compared with the prior-year period increased $13 million, primarily due to the increase in ED servicing revenue (discussed below) as well as a result of the sale of Residual Interests in FFELP Loan securitization trusts in 2013. (See “FFELP Loans Segment” for further discussion.) When we sold the Residual Interests, we retained the right to service the loans in the trusts. As such, servicing income that had previously been recorded as intercompany loan servicing is now recognized as third-party loan servicing income.

We are servicing approximately 5.8 million accounts under the ED Servicing Contract as of March 31, 2014, compared with 5.7 million and 4.8 million accounts serviced at December 31, 2013 and March 31, 2013, respectively. Third-party loan servicing fees in the quarters ended March 31, 2014 and 2013 included $31 million and $23 million, respectively, of servicing revenue related to the ED Servicing Contract.

Our contingency revenue consists of fees we receive for asset recovery on delinquent debt on behalf of third-party clients performed on a contingent basis. Contingency revenue increased $12 million in the current quarter compared with the year-ago quarter as a result of the higher asset recovery volume.

The following table presents the outstanding inventory of contingent asset recovery receivables that our Business Services segment will collect on behalf of others. We expect the inventory of FFELP contingent asset recovery receivables to decline over time as a result of the elimination of FFELP.

(Dollars in millions)	March 31, 2014	December 31, 2013	March 31, 2013
Contingent asset recovery receivables:
Student loans	$13,168	$13,481	$13,549
Other	2,734	2,693	2,239

Total	$15,902	$16,174	$15,788

In 2013, we sold our Campus Solutions and 529 college savings plan administration. The results related to these businesses for all periods presented have been reclassified as discontinued operations and are shown on an after-tax basis.

Revenues related to services performed on FFELP Loans accounted for 76 percent and 80 percent, respectively, of total segment revenues for the quarters ended March 31, 2014 and 2013.

Operating Expenses — Business Services Segment

Operating expenses for our Business Services segment primarily include costs incurred to service our FFELP Loan portfolio, third-party servicing and asset recovery costs, and other operating costs. The increase in operating expenses of $11 million in the quarter ended March 31, 2014, respectively, compared with the year-ago period was primarily the result of an increase in our third-party servicing and asset recovery activities. This increase in activity resulted in a $26 million increase in related revenue over the same period.

Other Segment

The following table includes “Core Earnings” results of our Other segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2014	2013	2014 vs. 2013
Net interest loss after provision for loan losses	$(17)	$(8)	113%
Gains (losses) on sales of loans and investments	—	—	—
Gains on debt repurchases	—	29	(100)
Other	3	—	100

Total other income	3	29	(90)
Direct operating expenses	105	3	3,400
Overhead expenses:
Corporate overhead	40	35	14
Unallocated information technology costs	32	27	19

Total overhead expenses	72	62	16

Total operating expenses	177	65	172
Restructuring and other reorganization expenses	26	10	160

Total expenses	203	75	171

Loss before income tax benefit	(217)	(54)	302
Income tax benefit	(83)	(20)	315

“Core Earnings” (loss)	$(134)	$(34)	294%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses includes net interest income related to our corporate liquidity portfolio as well as net interest income and provision expense related to our mortgage and consumer loan portfolios.

Gains on Debt Repurchases

We repurchased $0 million and $927 million face amount of our debt for the quarters ended March 31, 2014 and 2013, respectively. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

Direct Operating Expenses — Other Segment

The primary driver of the increase in direct operating expenses was $103 million of additional reserve recorded in 2014 for pending regulatory matters (see Part II. “Other Information,” Item 1. “Legal Proceedings—Regulatory Matters”).

Overhead — Other Segment

Corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations. The increase in overhead from fourth-quarter 2013 was primarily the result of $10 million of seasonal stock-based compensation expense.

Restructuring and Other Reorganization Expenses — Other Segment

Restructuring and other reorganization expenses for the quarter ended March 31, 2014 were $26 million compared with $10 million in the year-ago quarter. For the quarter ended March 31, 2014, these consisted of expenses primarily related to third-party costs incurred in connection with the Company’s previously announced plan to separate its existing organization into two, distinct publicly traded companies.

Financial Condition

This section provides additional information regarding the changes in our loan portfolio assets and related liabilities as well as credit quality and performance indicators related to our loan portfolio.

Average Balance Sheets — GAAP

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended March 31,
	2014		2013
(Dollars in millions)	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$103,734	2.53%	$121,855	2.45%
Private Education Loans	38,945	6.70	38,406	6.58
Other loans	98	9.69	133	9.36
Cash and investments	8,080	.17	9,878	.19

Total interest-earning assets	150,857	3.48%	170,272	3.25%

Non-interest-earning assets	4,124		4,567

Total assets	$154,981		$174,839

Average Liabilities and Equity
Short-term borrowings	$13,258	.82%	$19,070	1.03%
Long-term borrowings	133,116	1.53	146,977	1.44

Total interest-bearing liabilities	146,374	1.47%	166,047	1.39%

Non-interest-bearing liabilities	2,982		3,674
Equity	5,625		5,118

Total liabilities and equity	$154,981		$174,839

Net interest margin		2.06%		1.89%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
Three Months Ended March 31, 2014 vs. 2013
Interest income	$(70)	$92	$(162)
Interest expense	(41)	29	(70)

Net interest income	$(29)	$66	$(95)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net

	March 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$682	$—	$682	$3,001	$3,683
Grace, repayment and other(2)	37,886	63,159	101,045	36,599	137,644

Total, gross	38,568	63,159	101,727	39,600	141,327
Unamortized premium/(discount)	589	426	1,015	(681)	334
Receivable for partially charged-off loans	—	—	—	1,297	1,297
Allowance for loan losses	(69)	(38)	(107)	(2,059)	(2,166)

Total student loan portfolio	$39,088	$63,547	$102,635	$38,157	$140,792

% of total FFELP	38%	62%	100%
% of total	28%	45%	73%	27%	100%

	December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$742	$—	$742	$2,629	$3,371
Grace, repayment and other(2)	38,752	64,178	102,930	36,371	139,301

Total, gross	39,494	64,178	103,672	39,000	142,672
Unamortized premium/(discount)	602	433	1,035	(704)	331
Receivable for partially charged-off loans	—	—	—	1,313	1,313
Allowance for loan losses	(75)	(44)	(119)	(2,097)	(2,216)

Total student loan portfolio	$40,021	$64,567	$104,588	$37,512	$142,100

% of total FFELP	38%	62%	100%
% of total	28%	46%	74%	26%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Average Student Loan Balances (net of unamortized premium/discount)

	Three Months Ended March 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$39,682	$64,052	$103,734	$38,945	$142,679
% of FFELP	38%	62%	100%
% of total	28%	45%	73%	27%	100%

	Three Months Ended March 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$43,721	$78,134	$121,855	$38,406	$160,261
% of FFELP	36%	64%	100%
% of total	27%	49%	76%	24%	100%

Student Loan Activity

	Three Months Ended March 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$40,021	$64,567	$104,588	$37,512	$142,100
Acquisitions and originations	278	175	453	1,522	1,975
Capitalized interest and premium/discount amortization	307	304	611	211	822
Consolidations to third parties	(404)	(277)	(681)	(33)	(714)
Sales	—	—	—	—	—
Repayments and other	(1,114)	(1,222)	(2,336)	(1,055)	(3,391)

Ending balance	$39,088	$63,547	$102,635	$38,157	$140,792

	Three Months Ended March 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$44,289	$81,323	$125,612	$36,934	$162,546
Acquisitions and originations	101	53	154	1,405	1,559
Capitalized interest and premium/discount amortization	295	313	608	200	808
Consolidations to third parties	(445)	(275)	(720)	(24)	(744)
Sales(1)	(72)	(3,749)	(3,821)	—	(3,821)
Repayments and other	(1,163)	(1,475)	(2,638)	(1,050)	(3,688)

Ending balance	$43,005	$76,190	$119,195	$37,465	$156,660

(1)	Includes $3.7 billion of student loans in connection with the sale of Residual Interests in FFELP Loan securitization trusts.

Student Loan Allowance for Loan Losses Activity

	Three Months Ended March 31,
	2014			2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$119	$2,097	$2,216	$159	$2,171	$2,330
Less:
Charge-offs(1)	(22)	(218)	(240)	(22)	(232)	(254)
Student loan sales	—	—	—	(6)	—	(6)
Plus:
Provision for loan losses	10	175	185	16	225	241
Reclassification of interest reserve(2)	—	5	5	—	6	6

Ending balance	$107	$2,059	$2,166	$147	$2,170	$2,317

Troubled debt restructuring(3)	$—	$9,241	$9,241	$—	$7,714	$7,714

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Represents the recorded investment of loans classified as troubled debt restructuring.

Private Education Loan Originations

The following table summarizes our Private Education Loan originations.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Smart Option — interest only(1)	$372	$365
Smart Option — fixed pay(1)	483	439
Smart Option — deferred(1)	661	590
Other	14	17

Total Private Education Loan originations	$1,530	$1,411

(1)

Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See “Consumer Loans Portfolio Performance — Private Education Loan Repayment Options” for further discussion.

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance

The table below presents our FFELP Loan delinquency trends.

	FFELP Loan Delinquencies
	March 31,
	2014		2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$13,016		$17,324
Loans in forbearance(2)	15,650		15,430
Loans in repayment and percentage of each status:
Loans current	62,721	85.9%	71,792	84.2%
Loans delinquent 31-60 days(3)	3,059	4.2	4,186	4.9
Loans delinquent 61-90 days(3)	1,784	2.4	2,441	2.9
Loans delinquent greater than 90 days(3)	5,497	7.5	6,885	8.0

Total FFELP Loans in repayment	73,061	100%	85,304	100%

Total FFELP Loans, gross	101,727		118,058
FFELP Loan unamortized premium	1,015		1,284

Total FFELP Loans	102,742		119,342
FFELP Loan allowance for losses	(107)		(147)

FFELP Loans, net	$102,635		$119,195

Percentage of FFELP Loans in repayment		71.8%		72.3%

Delinquencies as a percentage of FFELP Loans in repayment		14.2%		15.8%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		17.6%		15.3%

(1)

Loans for customers who may still be attending school or engaging in other permitted educational activities and are not required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for customers who have requested extension of grace period during employment transition or who have temporarily ceased making payments due to hardship or other factors.

(2)

Loans for customers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for FFELP Loan losses.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Allowance at beginning of period	119	159
Provision for FFELP Loan losses	10	16
Charge-offs	(22)	(22)
Student loan sales	—	(6)

Allowance at end of period	$107	$147

Charge-offs as a percentage of average loans in repayment (annualized)	.12%	.10%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.10%	.09%
Allowance as a percentage of ending total loans, gross	.10%	.12%
Allowance as a percentage of ending loans in repayment	.15%	.17%
Allowance coverage of charge-offs (annualized)	1.2	1.6
Ending total loans, gross	$101,727	$118,058
Average loans in repayment	$73,496	$87,256
Ending loans in repayment	$73,061	$85,304

Private Education Loans Portfolio Performance

Private Education Loan Delinquencies and Forbearance

The table below presents our Private Education Loan delinquency trends.

	Private Education Loan Delinquencies
	March 31,
	2014		2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$7,075		$6,434
Loans in forbearance(2)	1,216		1,101
Loans in repayment and percentage of each status:
Loans current	29,156	93.1%	29,069	92.2%
Loans delinquent 31-60 days(3)	655	2.1	731	2.3
Loans delinquent 61-90 days(3)	430	1.4	491	1.6
Loans delinquent greater than 90 days(3)	1,068	3.4	1,242	3.9

Total Private Education Loans in repayment	31,309	100%	31,533	100%

Total Private Education Loans, gross	39,600		39,068
Private Education Loan unamortized discount	(681)		(772)

Total Private Education Loans	38,919		38,296
Private Education Loan receivable for partially charged-off loans	1,297		1,339
Private Education Loan allowance for losses	(2,059)		(2,170)

Private Education Loans, net	$38,157		$37,465

Percentage of Private Education Loans in repayment		79.1%		80.7%

Delinquencies as a percentage of Private Education Loans in repayment		6.9%		7.8%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.7%		3.4%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		84.8%		79.1%

(1)

Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)

Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Allowance at beginning of period	$2,097	$2,171
Provision for Private Education Loan losses	175	225
Charge-offs(1)	(218)	(232)
Reclassification of interest reserve(2)	5	6

Allowance at end of period	$2,059	$2,170

Charge-offs as a percentage of average loans in repayment (annualized)	2.8%	3.0%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	2.7%	2.9%
Allowance as a percentage of ending total loans	5.0%	5.4%
Allowance as a percentage of ending loans in repayment	6.6%	6.9%
Average coverage of charge-offs (annualized)	2.3	2.3
Ending total loans(3)	$40,897	$40,407
Average loans in repayment	$31,416	$31,645
Ending loans in repayment	$31,309	$31,533

(1)

Charge-offs are reported net of expected recoveries. The expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional Private Education Loans for the quarters ended.

	March 31, 2014			March 31, 2013
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$37,617	$3,280	$40,897	$36,746	$3,661	$40,407
Ending loans in repayment	29,116	2,193	31,309	29,022	2,511	31,533
Private Education Loan allowance for losses	1,583	476	2,059	1,643	527	2,170
Charge-offs as a percentage of average loans in repayment (annualized)	2.3%	9.5%	2.8%	2.5%	8.7%	3.0%
Allowance as a percentage of ending total loan balance	4.2%	14.5%	5.0%	4.5%	14.4%	5.4%
Allowance as a percentage of ending loans in repayment	5.4%	21.7%	6.6%	5.7%	21.0%	6.9%
Average coverage of charge-offs (annualized)	2.3	2.3	2.3	2.3	2.4	2.3
Delinquencies as a percentage of Private Education Loans in repayment	6.0%	18.3%	6.9%	6.7%	20.5%	7.8%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	2.9%	10.0%	3.4%	3.3%	11.2%	3.9%
Loans in forbearance as a percentage of loans in repayment and forbearance	3.5%	6.3%	3.7%	3.2%	5.1%	3.4%
Loans that entered repayment during the period(2)	$528	$11	$539	$553	$23	$576
Percentage of Private Education Loans with a cosigner	71%	31%	68%	69%	30%	66%
Average FICO at origination	730	625	723	728	624	720

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2008 and 2013 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. There was $334 million and $209 million in the allowance for Private Education Loan losses at March 31, 2014 and 2013, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans (see “Private Education Loans Segment — Private Education Loan Provision for Loan Losses and Charge-Offs” for a further discussion).

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Receivable at beginning of period	$1,313	$1,347
Expected future recoveries of current period defaults(1)	71	78
Recoveries(2)	(61)	(68)
Charge-offs(3)	(26)	(18)

Receivable at end of period	1,297	1,339
Allowance for estimated recovery shortfalls(4)	(334)	(209)

Net receivable at end of period	$963	$1,130

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash recoveries.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $2.1 billion and $2.2 billion overall allowance for Private Education Loan losses as of March 31, 2014 and 2013, respectively.

Use of Forbearance as a Private Education Loan Recovery Tool

Forbearance involves granting the customer a temporary cessation of payments (or temporary acceptance of smaller than scheduled payments) for a specified period of time. Using forbearance extends the original term of the loan. Forbearance does not grant any reduction in the total repayment obligation (principal or interest). While in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. Our forbearance policies include limits on the number of forbearance months granted consecutively and the total number of forbearance months granted over the life of the loan. In some instances, we require good-faith payments before granting forbearance. Exceptions to forbearance policies are permitted when such exceptions are judged to increase the likelihood of recovery of the loan. Forbearance as a recovery tool is used most effectively when applied based on a customer’s unique situation, including historical information and judgments. We leverage updated customer information and other decision support tools to best determine who will be granted forbearance based on our expectations as to a customer’s ability and willingness to repay their obligation. This strategy is aimed at mitigating the overall risk of the portfolio as well as encouraging cash resolution of delinquent loans.

Forbearance may be granted to customers who are exiting their grace period to provide additional time to obtain employment and income to support their obligations, or to current customers who are faced with a hardship and request forbearance time to provide temporary payment relief. In these circumstances, a customer’s loan is placed into a forbearance status in limited monthly increments and is reflected in the forbearance status at month-end during this time. At the end of their granted forbearance period, the customer will enter repayment status as current and is expected to begin making their scheduled monthly payments on a go-forward basis.

Forbearance may also be granted to customers who are delinquent in their payments. In these circumstances, the forbearance cures the delinquency and the customer is returned to a current repayment status. In more limited instances, delinquent customers will also be granted additional forbearance time.

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, 66 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 20 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses. The number of loans in a forbearance status as a percentage of loans in repayment and forbearance increased to 3.7 percent in the first quarter of 2014 compared with 3.4 percent in the year-ago quarter. As of March 31, 2014, one percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current as of March 31, 2014 (customers made payments on approximately 34 percent of these loans as a prerequisite to being granted forbearance).

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment — Portfolio data through March 31, 2014
	Status distribution 36 months after being granted forbearance for the first time	Status distribution 36 months after entering repayment (all loans)	Status distribution 36 months after entering repayment for loans never entering forbearance
In-school/grace/deferment	9.8%	9.1%	5.5%
Current	51.2	59.9	67.7
Delinquent 31-60 days	3.1	2.0	.4
Delinquent 61-90 days	1.9	1.1	.1
Delinquent greater than 90 days	4.7	2.7	.3
Forbearance	3.8	3.0	—
Defaulted	20.2	11.4	7.6
Paid	5.3	10.8	18.4

Total	100%	100%	100%

The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans that are delinquent greater than 90 days or that are in forbearance status decreases the longer the loans have been in active repayment status.

At March 31, 2014, loans in forbearance status as a percentage of loans in repayment and forbearance were 7.2 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.3 percent for loans that have been in active repayment status for more than 48 months. Approximately 63 percent of our Private Education Loans in forbearance status has been in active repayment status less than 25 months.

At March 31, 2014, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 5.0 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.9 percent for loans that have been in active repayment status for more than 48 months. Approximately 46 percent of our Private Education Loans in repayment that are delinquent greater than 90 days status has been in active repayment status less than 25 months.

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
March 31, 2014	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$7,075	$7,075
Loans in forbearance	559	208	177	121	151	—	1,216
Loans in repayment — current	4,271	4,580	4,611	4,609	11,085	—	29,156
Loans in repayment — delinquent 31-60 days	147	134	121	95	158	—	655
Loans in repayment — delinquent 61-90 days	98	94	79	62	97	—	430
Loans in repayment — delinquent greater than 90 days	230	266	198	151	223	—	1,068

Total	$5,305	$5,282	$5,186	$5,038	$11,714	$7,075	39,600

Unamortized discount							(681)
Receivable for partially charged-off loans							1,297
Allowance for loan losses							(2,059)

Total Private Education Loans, net							$38,157

Loans in forbearance as a percentage of loans in repayment and forbearance	10.5%	3.9%	3.4%	2.4%	1.3%	—%	3.7%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	4.8%	5.2%	4.0%	3.1%	1.9%	—%	3.4%

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
March 31, 2013	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,434	$6,434
Loans in forbearance	587	184	145	79	106	—	1,101
Loans in repayment — current	5,645	5,156	5,345	4,505	8,418	—	29,069
Loans in repayment — delinquent 31-60 days	252	139	132	85	123	—	731
Loans in repayment — delinquent 61-90 days	189	95	82	54	71	—	491
Loans in repayment — delinquent greater than 90 days	513	260	204	115	150	—	1,242

Total	$7,186	$5,834	$5,908	$4,838	$8,868	$6,434	39,068

Unamortized discount							(772)
Receivable for partially charged-off loans							1,339
Allowance for loan losses							(2,170)

Total Private Education Loans, net							$37,465

Loans in forbearance as a percentage of loans in repayment and forbearance	8.2%	3.2%	2.5%	1.6%	1.2%	—%	3.4%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	7.8%	4.6%	3.5%	2.4%	1.7%	—%	3.9%

The table below stratifies the portfolio of Private Education Loans in forbearance by the cumulative number of months the customer has used forbearance as of the dates indicated.

	March 31, 2014		March 31, 2013
(Dollars in millions)	Forbearance Balance	% of Total	Forbearance Balance	% of Total
Cumulative number of months customer has used forbearance
Up to 12 months	$913	75%	$867	79%
13 to 24 months	200	16	178	16
More than 24 months	103	9	56	5

Total	$1,216	100%	$1,101	100%

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of March 31, 2014.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$21,765	$8,385	$1,159	$31,309
$ in total	26,660	11,735	1,205	39,600
Payment method by enrollment status:

In-school/grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. As of March 31, 2014 and 2013, customers in repayment owing approximately $4.2 billion (13 percent of loans in repayment) and $6.1 billion (19 percent of loans in repayment), respectively, were enrolled in the interest-only program. Of these amounts, 9 percent and 10 percent were non-traditional loans as of March 31, 2014 and 2013, respectively.

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans. The table also discloses the amount of accrued interest on loans greater than 90 days past due as compared to our allowance for uncollectible interest. The allowance for uncollectible interest exceeds the amount of accrued interest on our 90 days past due portfolio for all periods presented.

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
March 31, 2014	$1,024	$40	$59
December 31, 2013	$1,023	$48	$66
March 31, 2013	$918	$48	$68

Liquidity and Capital Resources

Funding and Liquidity Risk Management

The following “Liquidity and Capital Resources” discussion concentrates on our FFELP Loans and Private Education Loans segments. Our Business Services and Other segments require minimal capital and funding. After the Spin-Off, Sallie Mae Bank became part of SLM BankCo, and Navient will neither originate Private Education Loans nor have bank deposits. As a result, Navient will not have liquidity risks associated with the origination of Private Education Loans and the maintenance of bank deposits.

We define liquidity risk as the potential inability to meet our obligations when they become due without incurring unacceptable losses, such as the ability to fund liability maturities or invest in future asset growth and business operations at reasonable market rates. Our two primary liquidity needs include our ongoing ability to meet our funding needs for our businesses throughout market cycles, including during periods of financial stress and servicing our indebtedness. To achieve these objectives we analyze and monitor our liquidity needs, maintain excess liquidity and access diverse funding sources including the issuance of unsecured debt and the issuance of secured debt primarily through asset-backed securitizations and/or other financing facilities.

We define liquidity as cash and high-quality liquid securities that we can use to meet our funding requirements. Our primary liquidity risk relates to our ability to raise replacement funding at a reasonable cost as our unsecured debt matures. In addition, we must continue to obtain funding at reasonable rates to meet our other business obligations and to continue to grow our business. Key risks associated with our liquidity relate to our ability to access the capital markets at reasonable rates. This ability may be affected by our credit ratings, as well as the overall availability of funding sources in the marketplace. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including over-the-counter derivatives.

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change from time to time based on our financial performance, industry dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it would raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions.

We have unsecured debt that totaled, as of March 31, 2014, approximately $17.9 billion. On April 30, 2014, three rating agencies took negative ratings actions with regard to our long-term unsecured debt ratings. Fitch lowered its rating one notch to BB and changed its rating outlook to stable. Moody’s lowered its rating two notches to Ba3 and changed its rating outlook to stable. S&P lowered its rating two notches to BB and changed its rating outlook to stable. As a result of S&P’s action, all three credit rating agencies now rate our long-term unsecured debt at below investment grade. This could result in higher cost of funds, and our senior unsecured debt to trade with greater volatility.

The negative actions taken by the credit rating agencies were based on concerns that the Spin-Off will have a negative impact on the holders of our senior unsecured debt. According to their ratings reports, these concerns primarily focus on Navient’s loss of access to the earnings, cash flow, equity and potential market value of Sallie Mae Bank, the run-off of the FFELP Loan portfolio and the growth of other fee businesses to replace the earnings that are in run-off, refinancing risk, and the potential for new and more onerous rules and regulations.

We expect to fund our ongoing liquidity needs, including the repayment of $1.0 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash and investment portfolio, the issuance of additional unsecured debt, the predictable operating cash flows provided by earnings, the repayment of principal on unencumbered student loan assets and the distributions from our securitization trusts (including servicing fees which are priority payments within the trusts). We may also draw down on our secured FFELP facilities; we may also issue term ABS.

Currently, new Private Education Loan originations of Existing SLM are initially funded through deposits and subsequently securitized to term. We have $1.4 billion of cash at Sallie Mae Bank as of March 31, 2014 available to fund future originations. We no longer originate FFELP Loans and therefore no longer have liquidity requirements for new FFELP Loan originations, but will continue to opportunistically purchase FFELP Loan portfolios from others.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	March 31, 2014	December 31, 2013
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$2,516	$3,015
Sallie Mae Bank(1)	1,361	2,284

Total unrestricted cash and liquid investments	$3,877	$5,299

Unencumbered FFELP Loans:
Holding Company and other non-bank subsidiaries	$1,441	$1,259
Sallie Mae Bank	1,395	1,425

Total unencumbered FFELP Loans	$2,836	$2,684

Average Balances

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$2,180	$2,820
Sallie Mae Bank(1)	1,505	1,229

Total unrestricted cash and liquid investments	$3,685	$4,049

Unencumbered FFELP Loans:
Holding Company and other non-bank subsidiaries	$1,670	$655
Sallie Mae Bank	1,411	1,040

Total unencumbered FFELP Loans	$3,081	$1,695

(1)	This amount will be used primarily to originate or acquire student loans at Sallie Mae Bank. See discussion below on restrictions on Sallie Mae Bank to pay dividends.

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan–other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of March 31, 2014 and December 31, 2013, the maximum additional capacity under these facilities was $12.7 billion and $10.6 billion, respectively. For the three months ended March 31, 2014 and 2013, the average maximum additional capacity under these facilities was $12.3 billion and $10.8 billion, respectively.

We also hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. At March 31, 2014, total unencumbered student loans, net, comprised $16.0 billion of our unencumbered assets of which $13.2 billion and $2.8 billion related to Private Education Loans, net and FFELP Loans, net, respectively. At March 31, 2014, we had a total of $24.2 billion of unencumbered assets inclusive of those described above as sources of primary liquidity and exclusive of goodwill and acquired intangible assets.

For further discussion of our various sources of liquidity, such as our continued access to the ABS market, our asset-backed financing facilities and our issuance of unsecured debt, see “Note 6 — Borrowings” in the 2013 Form 10-K.

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

(Dollars in billions)	March 31, 2014	December 31, 2013
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.6	$4.6
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.5	6.7
Tangible unencumbered assets — Holding Company and other non-bank subsidiaries(1)	13.6	13.1
Tangible unencumbered assets — Sallie Mae Bank(1)	10.6	10.7
Unsecured debt	(27.3)	(27.9)
Mark-to-market on unsecured hedged debt(2)	(0.8)	(0.8)
Other liabilities, net	(2.0)	(1.2)

Total tangible equity	$5.2	$5.2

(1)	Excludes goodwill and acquired intangible assets.

(2)

At March 31, 2014 and December 31, 2013, there were $640 million and $612 million, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

First-Quarter 2014 Financing Transactions

The following financing transactions have taken place in the first quarter of 2014:

Unsecured Financings:

•	March 27, 2014 — issued $850 million senior unsecured bonds.

FFELP Loan Financings:

•	January 28, 2014 — issued $994 million FFELP Loan ABS.

•	March 27, 2014 — issued $992 million FFELP Loan ABS.

Private Education Loan Financings:

•	March 6, 2014 — issued $676 million Private Education Loan ABS.

FFELP ABCP Facility

On January 10, 2014, we closed on a new $8 billion asset-backed commercial paper (“ABCP”) facility that matures in January 2016. This facility replaces an existing $5.5 billion FFELP ABCP facility which was retired in January 2014. The additional $2.5 billion will be available for FFELP acquisition or refinancing. The maximum amount that can be financed steps down to $7 billion in March 2015. The new facility’s maturity date is January 8, 2016.

Shareholder distributions

In the first-quarter 2014, Existing SLM paid a common stock dividend of $0.15 per share.

In the first-quarter 2014, Existing SLM repurchased 8 million shares of common stock for $200 million, fully utilizing Existing SLM’s 2013 share repurchase program authorization.

Counterparty Exposure

Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to us. Risks associated with our lending portfolio are discussed in the section titled “Financial Condition — FFELP Loans Portfolio Performance” and “— Private Education Loans Portfolio Performance.”

Our investment portfolio is composed of very short-term securities issued by a diversified group of highly rated issuers, limiting our counterparty exposure. Additionally, our investing activity is governed by Board of Director approved limits on the amount that is allowed to be invested with any one issuer based on the credit rating of the issuer, further minimizing our counterparty exposure. Counterparty credit risk is considered when valuing investments and considering impairment.

Related to derivative transactions, protection against counterparty risk is generally provided by International Swaps and Derivatives Association, Inc. (“ISDA”) Credit Support Annexes (“CSAs”). CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. All derivative contracts entered into by us and Sallie Mae Bank are covered under such agreements and require collateral to be exchanged based on the net fair value of derivatives with each counterparty. Our securitization trusts require collateral in all cases if the counterparty’s credit rating is withdrawn or downgraded below a certain level. Additionally, securitizations involving foreign currency notes issued after November 2005 also require the counterparty to post collateral to the trust based on the fair value of the derivative, regardless of credit rating. The trusts are not required to post collateral to the counterparties. In all cases, our exposure is limited to the value of the derivative contracts in a gain position net of any collateral we are holding. We consider counterparties’ credit risk when determining the fair value of derivative positions on our exposure net of collateral.

We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rate and foreign exchange rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties. If our credit ratings are downgraded from current levels, we may be required to segregate additional unrestricted cash collateral into restricted accounts.

The table below highlights exposure related to our derivative counterparties at March 31, 2014.

(Dollars in millions)	Navient Corporation and Sallie Mae Bank Contracts	Securitization Trust Contracts
Exposure, net of collateral(1)	$75	$947
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	51%	30%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	44%	0%

(1)

Our securitization trusts had total net exposure of $770 million related to financial institutions located in France; of this amount, $577 million carries a guaranty from the French government. The total exposure relates to $5.1 billion notional amount of cross-currency interest rate swaps held in our securitization trusts, of which $3.3 billion notional amount carries a guaranty from the French government. Counterparties to the cross currency interest rate swaps are required to post collateral when their credit rating is withdrawn or downgraded below a certain level. As of March 31, 2014, no collateral was required to be posted and we are not holding any collateral related to these contracts. Adjustments are made to our derivative valuations for counterparty credit risk. The adjustments made at March 31, 2014 related to derivatives with French financial institutions (including those that carry a guaranty from the French government) decreased the derivative asset value by $57 million. Credit risks for all derivative counterparties are assessed internally on a continual basis.

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at March 31, 2014 and December 31, 2013, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three months ended March 31, 2014 and 2013. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2).

Ending Balances

	March 31, 2014			December 31, 2013
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,046	$16,836	$17,882	$2,213	$16,056	$18,269
Bank deposits	5,964	2,755	8,719	6,133	2,807	8,940
Other(1)	684	—	684	691	—	691

Total unsecured borrowings	7,694	19,591	27,285	9,037	18,863	27,900

Secured borrowings:
FFELP Loan securitizations	—	90,608	90,608	—	90,756	90,756
Private Education Loan securitizations	—	18,861	18,861	—	18,835	18,835
FFELP Loan — other facilities	3,919	4,400	8,319	4,715	5,311	10,026
Private Education Loan — other facilities	—	597	597	—	843	843

Total secured borrowings	3,919	114,466	118,385	4,715	115,745	120,460

Total before hedge accounting adjustments	11,613	134,057	145,670	13,752	134,608	148,360
Hedge accounting adjustments	13	2,120	2,133	43	2,040	2,083

Total	$11,626	$136,177	$147,803	$13,795	$136,648	$150,443

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposures.

Secured borrowings comprised 81 percent and 81 percent of our “Core Earnings” basis debt outstanding at March 31, 2014 and December 31, 2013, respectively.

Average Balances

	Three Months Ended March 31,
	2014		2013
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$17,637	3.63%	$18,324	3.17%
Bank deposits	8,921	1.03	7,552	1.22
Other(1)	729	.12	1,396	.22

Total unsecured borrowings	27,287	2.69	27,272	2.48

Secured borrowings:
FFELP Loan securitizations	90,391	.99	102,532	.97
Private Education Loan securitizations	18,664	2.02	19,712	2.06
FFELP Loan — other facilities	9,264	.94	15,612	1.02
Private Education Loan — other facilities	768	1.30	919	1.74

Total secured borrowings	119,087	1.15	138,775	1.13

Total	$146,374	1.44%	$166,047	1.35%

“Core Earnings” average balance and rate	$146,374	1.44%	$166,047	1.35%
Adjustment for GAAP accounting treatment	—	.03	—	.04

GAAP basis average balance and rate	$146,374	1.47%	$166,047	1.39%

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model, derivative accounting and goodwill and intangible assets can be found in our 2013 Form 10-K. There were no significant changes to these critical accounting policies during the first three months of 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at March 31, 2014 and December 31, 2013, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise in 2014.

	As of March 31, 2014			As of March 31, 2013
	Impact on Annual Earnings If:			Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(11)	$37	$(225)	$(32)	$(17)	$(281)
Unrealized gains (losses) on derivative and hedging activities	214	331	1	368	593	(2)

Increase in net income before taxes	$203	$368	$(224)	$336	$576	$(283)

Increase in diluted earnings per common share	$.47	$.85	$(.51)	$.73	$1.26	$(.62)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At March 31, 2014
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$103,058	$(565)	(1)%	$(1,130)	(1)%
Private Education Loans	38,862	—	—	—	—
Other earning assets	8,323	—	—	(1)	—
Other assets	7,357	(270)	(4)	(452)	(6)%

Total assets gain/(loss)	$157,600	$(835)	(1)%	$(1,583)	(1)%

Liabilities
Interest-bearing liabilities	$145,823	$(860)	(1)%	$(2,411)	(2)%
Other liabilities	3,071	177	6	1,077	35

Total liabilities (gain)/loss	$148,894	$(683)	—%	$(1,334)	(1)%

	At December 31, 2013
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values
Assets
FFELP Loans	$104,481	$(566)	(1)%	$(1,126)	(1)%
Private Education Loans	37,485	—	—	—	—
Other earning assets	9,732	—	—	(1)	—
Other assets	7,711	(278)	(4)	(435)	(6)

Total assets gain/(loss)	$159,409	$(844)	(1)%	$(1,562)	(1)%

Liabilities
Interest-bearing liabilities	$147,385	$(859)	(1)%	$(2,393)	(2)%
Other liabilities	3,458	58	2	805	23

Total liabilities (gain)/loss	$150,843	$(801)	(1)%	$(1,588)	(1)%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate student loan portfolio with floating rate debt. However, due to the ability of some FFELP loans to earn Floor Income, we can have a fixed versus floating mismatch in funding if the student loan earns at the fixed borrower rate and the funding remains floating. In addition, we can have a mismatch in the index (including the frequency of reset) of floating rate debt versus floating rate assets.

During the three months ended March 31, 2014 and 2013, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable debt in low interest rate environments; and (ii) a portion of our variable assets being funded with fixed rate liabilities and equity. Item (i) will generally cause income to decrease when interest rates increase from a low interest rate environment, whereas item (ii) will generally offset this decrease.

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 25 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the March 31, 2014 and March 31, 2014 analyses is primarily the result of one-month LIBOR-indexed FFELP Loans being funded with three-month LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 7A. for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivative and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

In addition to interest rate risk addressed in the preceding tables, we are also exposed to risks related to foreign currency exchange rates. Foreign currency exchange risk is primarily the result of foreign currency denominated debt issued by us. When we issue foreign denominated corporate unsecured and securitization debt, our policy is to use cross currency interest rate swaps to swap all foreign currency denominated debt payments (fixed and floating) to U.S. dollar LIBOR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest bearing liabilities would be affected by a change in exchange rates; however, the change would be materially offset by the cross currency interest rate swaps in other assets or other liabilities. In the current economic environment, volatility in the spread between spot and forward foreign exchange rates has resulted in material mark-to-market impacts to current-period earnings which have not been factored into the above analysis. The earnings impact is noncash, and at maturity of the instruments the cumulative mark-to-market impact will be zero.

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2014. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP-Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$5.3	$—	$5.3
Prime	annual	.6	—	.6
Prime	quarterly	3.8	—	3.8
Prime	monthly	18.5	—	18.5
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	82.2	(82.2)
1-month LIBOR	monthly	15.3	39.5	(24.2)
1-month LIBOR daily	daily	96.4	—	96.4
CMT/CPI Index	monthly/quarterly	—	1.0	(1.0)
Non-Discrete reset(3)	monthly	—	10.8	(10.8)
Non-Discrete reset(4)	daily/weekly	8.3	5.2	3.1
Fixed Rate(5)		8.0	17.7	(9.7)

Total		$156.5	$156.5	$—

(1)	FFELP Loans of $45.3 billion ($41.0 billion LIBOR index and $4.3 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate asset-backed securities and FFELP Loan-other facilities.

(4)

Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes retail and other deposits and the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

The “Funding Gaps” in the above table are primarily interest rate mismatches in short-term indices between our assets and liabilities. We address this issue typically through the use of basis swaps that typically convert quarterly reset three-month LIBOR to other indices that are more correlated to our asset indices. These basis swaps do not qualify as effective hedges and as a result the effect on the funding index is not included in our interest margin and is therefore excluded from the GAAP presentation.

“Core Earnings” Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$5.3	$—	$5.3
Prime	annual	.6	—	.6
Prime	quarterly	3.8	—	3.8
Prime	monthly	18.5	1.5	17.0
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	66.9	(66.9)
1-month LIBOR	monthly	15.3	51.8	(36.5)
1-month LIBOR	daily	96.4	5.0	91.4
Non-Discrete reset(3)	monthly	—	10.8	(10.8)
Non-Discrete reset(4)	daily/weekly	8.3	5.2	3.1
Fixed Rate(5)		5.8	13.0	(7.2)

Total		$154.3	$154.3	$—

(1)	FFELP Loans of $18.1 billion ($16.1 billion LIBOR index and $2.0 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate asset-backed securities and FFELP Loan-other facilities.

(4)

Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes retail and other deposits and the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

We use interest rate swaps and other derivatives to achieve our risk management objectives. Our asset liability management strategy is to match assets with debt (in combination with derivatives) that have the same underlying index and reset frequency or, when economical, have interest rate characteristics that we believe are highly correlated. The use of funding with index types and reset frequencies that are different from our assets exposes us to interest rate risk in the form of basis and repricing risk. This could result in our cost of funds not moving in the same direction or with the same magnitude as the yield on our assets. While we believe this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions (which have occurred in recent years) can lead to a temporary divergence between indices resulting in a negative impact to our earnings.

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at March 31, 2014.

(Averages in Years)	Weighted Average Life
Earning assets
Student loans	7.4
Other loans	7.4
Cash and investments	.1

Total earning assets	7.0

Borrowings
Short-term borrowings	.2
Long-term borrowings	6.3

Total borrowings	5.8

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We and our subsidiaries and affiliates are subject to various claims, lawsuits and other actions that arise in the normal course of business. We believe that these claims, lawsuits and other actions will not, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. Most of these matters are claims against our servicing and asset recovery subsidiaries by borrowers and debtors alleging the violation of state or federal laws in connection with servicing or asset recovery activities on their student loans and other debts. In addition, our asset recovery subsidiaries are routinely named in individual plaintiff or class action lawsuits in which the plaintiffs allege that those subsidiaries have violated a federal or state law in the process of collecting their accounts.

For a description of these items and other litigation to which we are a party, please see the 2013 Form 10-K, and subsequent filings with the SEC. In addition, we are subject to the following pending litigation matter.

Tina Ubaldi v. SLM Corporation

On March 18, 2011, a student loan borrower filed a putative class action complaint against Existing SLM in the U.S. District Court for the Northern District of California. The complaint is captioned Tina M. Ubaldi v. SLM Corporation et. al., Case No. C-11-01320EDL. The plaintiff purports to bring the complaint on behalf of a class consisting of other similarly situated California borrowers. The complaint alleges, among other things, that Existing SLM’s practice of charging late fees proportional to the amount of missed payments constitutes liquidated damages in violation of California law; and Existing SLM engages in unfair business practices by charging daily interest on private educational loans. Following motion practice and additional amendments to the complaint, which added usury claims under California state law, the operative complaint (Modified Third Amended Complaint) was filed on December 2, 2013. Plaintiffs filed their Motion for Class Certification on October 22, 2013. On March 24, 2014, the Court denied plantiffs’ Motion for Class Certification without prejudice, but granted plantiffs leave to amend. Plaintiffs seek restitution of late charges and interest assessed against members of the class, injunctive relief, cancellation of all future interest payments, treble damages as permitted by law, as well as costs and attorneys’ fees, among other relief. Prior to the formation of Sallie Mae Bank in 2005, Existing SLM followed prevalent capital market practices of acquiring and securitizing private education loans purchased in secondary transactions from banks who originated these loans. Plaintiffs allege that the services provided by Existing SLM and SMI to these the originating banks result in Existing SLM and SMI constituting lenders on these loans. Since 2006, Sallie Mae Bank has originated the vast majority of all private education loans acquired by Existing SLM. The claims at issue in this case expressly exclude loans originated by Sallie Mae Bank since its inception. As a subsidiary of Navient, Existing SLM will remain the named party to this lawsuit. Navient has agreed to indemnify SLM BankCo for any costs or expenses, including legal fees, arising out of any litigation such as this resulting from the operation of the business of Existing SLM and its subsidiaries prior to the distribution date. See “Certain Relationships and Related Party Transactions — The Separation and Distribution Agreement — Indemnification” in the Form 10. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith.

Regulatory Matters

As previously reported, Sallie Mae Bank remains subject to a cease and desist order originally issued in August 2008 by the Federal Deposit Insurance Corporation (the “FDIC”) and the Utah Department of Financial Institutions. In July 2013, the FDIC first notified Sallie Mae Bank of plans to replace its order with a new formal enforcement action (the “Bank Order”) that more specifically addresses certain cited violations of Section 5 of the Federal Trade Commission Act, including the customer billing disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (“SCRA”). In November 2013, the FDIC indicated an additional enforcement action would be issued against Sallie Mae, Inc. (“SMI”) in its capacity as a servicer of education loans for Sallie Mae Bank and other financial institutions. In connection with the recently completed spin-off of Navient Corporation (“Navient”) from SLM Corporation, SMI became a wholly-owned subsidiary of Navient and changed its name to Navient Solutions, Inc. (“NSI”).

Based on our discussions with the FDIC, we believe the FDIC intends to require certain late fee refunds to be made by NSI and Sallie Mae Bank with respect to loans owned or originated by Sallie Mae Bank from November 28, 2005 until the effective date of the agreement. To fulfill this requirement, NSI would fund a $30 million restitution reserve account.

In order to treat all customers in a similar manner, NSI expects to voluntarily make restitution of certain late fees to all other customers whose loans were neither owned nor originated by Sallie Mae Bank on the same basis and in the same manner as that which would be required by the FDIC. These refunds are estimated at $42 million.

With respect to alleged civil violations of the SCRA, NSI and Sallie Mae Bank remain engaged in discussions regarding a comprehensive settlement, remediation and civil settlement plan with the United States Department of Justice (“DOJ”), in its capacity as the agency having primary authority for enforcement of such matters. The DOJ inquiry covers all loans owned by either Sallie Mae Bank or serviced by NSI from November 28, 2005 until the effective date of the settlement. Based on our settlement discussions with the DOJ, NSI would be required to fund a $60 million settlement fund, which would represent the total amount of compensation due to service members under the DOJ agreement.

Previous regulatory requirements and guidance from the Department of Education regarding compliance with the SCRA statute provide that customers must provide both a copy of the military orders calling a person to active duty and a written request to receive the 6 percent interest rate cap available for active duty service members. The terms of the potential settlement with the DOJ, which remain subject to approval by the Department of Education, would provide new guidance on what a service member must do to receive the SCRA benefit and would apply this new approach retroactively to November 2005. The proposed settlement would assess a penalty for past non-compliance with this new approach. This new approach would reduce the documentation required, thereby easing the burden on service members.

As of December 31, 2013, a reserve of $70 million was established for estimated amounts and costs that were probable of being incurred for the FDIC and DOJ matters discussed above. In the first quarter of 2014, an additional reserve of $103 million was recorded for pending regulatory matters based on the progression of settlement discussions with the regulators. The final cost of these proceedings remains uncertain until final execution of the agreements with the regulators.

We are cooperating fully and expect to resolve these matters very soon. We have already made enhancements to our billing statements and late fee practices. In addition, since 2009, we have made a number of enhancements to better serve military customers and their families. NSI created a specialized customer service team to serve military customers; launched a special, comprehensive website for service members; worked with the U.S. Department of Education and other federal loan servicers to publish resources to help service members learn more about their benefits under SCRA; and expedited processing to provide responsive service to members of the armed forces.

NSI has also received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees. Navient recently commenced discussions with the CFPB relating to the customer billing statement disclosures and assessment of late fees. Reserves have not been established for this matter as such estimate cannot be made at this time. Navient and its subsidiaries will remain subject to the CIDs. Sallie Mae Bank is not currently subject to CFPB jurisdiction on these matters but may be subject to inquiry as an affiliate.

Pursuant to the Separation and Distribution Agreement among SLM Corporation, New BLC Corporation and Navient, dated April 28, 2014 (the “Separation Agreement”), entered into in connection with the internal reorganization and Spin-Off, all liabilities arising out of the aforementioned regulatory matters, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Form 10.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NAVIENT CORPORATION (Registrant)

By:	/S/ SOMSAK CHIVAVIBUL
Somsak Chivavibul Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2014