Form 10-Q
period 2014-06-30
NAVIENT CORP
filed 2014-08-01
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-36228

Navient Corporation

(Exact name of registrant as specified in its charter)

Delaware	46-4054283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Continental Drive, Newark, Delaware	19713
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $0.01 par value	Outstanding at June 30, 2014 419,438,459 shares

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
FFELP Loans (net of allowance for losses of $96 and $119, respectively)	$99,730	$104,588
Private Education Loans (net of allowance for losses of $1,983 and $2,097 respectively)	30,324	37,512
Investments
Available-for-sale	7	109
Other	651	783

Total investments	658	892
Cash and cash equivalents	1,636	5,190
Restricted cash and investments	3,613	3,650
Goodwill and acquired intangible assets, net	373	424
Other assets	6,642	7,287

Total assets	$142,976	$159,543

Liabilities
Short-term borrowings	$4,316	$13,795
Long-term borrowings	131,919	136,648
Other liabilities	2,720	3,458

Total liabilities	138,955	153,901

Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized
Series A: 0 million and 3.3 million shares issued, respectively, at stated value of $50 per share	—	165
Series B: 0 million and 4 million shares issued, respectively, at stated value of $100 per share	—	400
Common stock, par value $0.01 and $0.20 per share, respectively, 1.125 billion shares authorized: 424 million and 545 million shares issued, respectively	4	109
Additional paid-in capital	2,868	4,399
Accumulated other comprehensive income (net of tax expense of $4 and $7, respectively)	7	13
Retained earnings	1,224	2,584

Total Navient Corporation stockholders’ equity before treasury stock	4,103	7,670
Less: Common stock held in treasury at cost: 5 million and 116 million shares, respectively	(82)	(2,033)

Total Navient Corporation stockholders’ equity	4,021	5,637
Noncontrolling interest	—	5

Total equity	4,021	5,642

Total liabilities and equity	$142,976	$159,543

Supplemental information — assets and liabilities of consolidated variable interest entities:

	June 30, 2014	December 31, 2013
FFELP Loans	$95,604	$99,254
Private Education Loans	24,198	25,530
Restricted cash and investments	3,394	3,395
Other assets	2,184	2,322
Short-term borrowings	—	3,655
Long-term borrowings	114,711	115,538

Net assets of consolidated variable interest entities	$10,669	$11,308

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
FFELP Loans	$631	$703	$1,278	$1,439
Private Education Loans	539	627	1,183	1,249
Other loans	2	3	4	6
Cash and investments	3	4	6	8

Total interest income	1,175	1,337	2,471	2,702
Total interest expense	513	553	1,042	1,123

Net interest income	662	784	1,429	1,579
Less: provisions for loan losses	165	201	350	442

Net interest income after provisions for loan losses	497	583	1,079	1,137

Other income (loss):
Gains on sales of loans and investments	—	251	—	307
Gains (losses) on derivative and hedging activities, net	61	18	53	(13)
Servicing revenue	73	69	136	139
Asset recovery revenue	132	109	243	208
Gains on debt repurchases	—	19	—	42
Other	9	24	13	59

Total other income	275	490	445	742

Expenses:
Salaries and benefits	116	128	257	253
Other operating expenses	95	116	321	228

Total operating expenses	211	244	578	481
Goodwill and acquired intangible asset impairment and amortization expense	2	3	6	6
Restructuring and other reorganization expenses	61	23	87	34

Total expenses	274	270	671	521

Income from continuing operations, before income tax expense	498	803	853	1,358
Income tax expense	191	299	328	509

Net income from continuing operations	307	504	525	849
Income from discontinued operations, net of tax expense	—	38	1	39

Net income	307	542	526	888
Less: net loss attributable to noncontrolling interest	—	(1)	—	(1)

Net income attributable to Navient Corporation	307	543	526	889
Preferred stock dividends	2	5	6	10

Net income attributable to Navient Corporation common stock	$305	$538	$520	$879

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$.72	$1.14	$1.22	$1.88
Discontinued operations	—	.08	—	.09

Total	$.72	$1.22	$1.22	$1.97

Average common shares outstanding	422	440	424	445

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$.71	$1.12	$1.20	$1.85
Discontinued operations	—	.08	—	.09

Total	$.71	$1.20	$1.20	$1.94

Average common and common equivalent shares outstanding	430	448	432	453

Dividends per common share attributable to Navient Corporation	$.15	$.15	$.30	$.30

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$307	$542	$526	$888
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	(4)	22	(15)	23
Reclassification adjustments for derivative losses included in net income (interest expense)	1	2	4	5

Total unrealized gains (losses) on derivatives	(3)	24	(11)	28
Unrealized gain (losses) on investments	3	(3)	3	(4)
Income tax (expense) benefit	—	(8)	2	(9)

Other comprehensive income (loss), net of tax	—	13	(6)	15

Comprehensive income	307	555	520	903
Less: comprehensive loss attributable to noncontrolling interest	—	(1)	—	(1)

Total comprehensive income attributable to Navient Corporation	$307	$556	$520	$904

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at March 31, 2013	7,300,000	539,665,760	(95,455,400)	444,210,360	$565	$108	$4,291	$(4)	$1,723	$(1,535)	$5,148	$6	$5,154
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	543	—	543	(1)	542
Other comprehensive income, net of tax	—	—	—	—	—	—	—	13	—	—	13	—	13

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	556	(1)	555
Cash dividends:
Common stock ($.15 per share)	—	—	—	—	—	—	—	—	(66)	—	(66)	—	(66)
Preferred stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Preferred stock, series B ($.52 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	—	4,115,424	—	4,115,424	—	1	50	—	—	—	51	—	51
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	4	—	—	—	4	—	4
Stock-based compensation expense	—	—	—	—	—	—	10	—	—	—	10	—	10
Common stock repurchased	—	—	(9,096,144)	(9,096,144)	—	—	—	—	—	(201)	(201)	—	(201)
Shares repurchased related to employee stock-based compensation plans	—	—	(3,040,788)	(3,040,788)	—	—	—	—	—	(68)	(68)	—	(68)

Balance at June 30, 2013	7,300,000	543,781,184	(107,592,332)	436,188,852	$565	$109	$4,355	$9	$2,195	$(1,804)	$5,429	$5	$5,434

Balance at March 31, 2014	7,300,000	549,449,123	(126,745,836)	422,703,287	$565	$110	$4,461	$7	$2,733	$(2,283)	$5,593	$5	$5,598
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	307	—	307	—	307
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	—

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	307	—	307
Cash dividends:
Common stock ($.15 per share)	—	—	—	—	—	—	—	—	(63)	—	(63)	—	(63)
Preferred stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Preferred stock, series B ($.49 per share)	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	—	1,867,844	—	1,867,844	—	(81)	94	—	—	—	13	—	13
Retirement of common stock in treasury	—	(126,963,268)	126,963,268	—	—	(25)	(2,263)	—	—	2,288	—	—	—
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	1	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	—	—	10	—	—	—	10	—	10
Common stock repurchased	—	—	(3,862,214)	(3,862,214)	—	—	—	—	—	(65)	(65)	—	(65)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,270,458)	(1,270,458)	—	—	—	—	—	(22)	(22)	—	(22)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Distribution of consumer banking business	(7,300,000)	—	—	—	(565)	—	565	—	(1,751)	—	(1,751)	—	(1,751)

Balance at June 30, 2014	—	424,353,699	(4,915,240)	419,438,459	$—	$4	$2,868	$7	$1,224	$(82)	$4,021	$—	$4,021

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2012	7,300,000	535,507,965	(82,910,021)	452,597,944	$565	$107	$4,237	$(6)	$1,451	$(1,294)	$5,060	$6	$5,066
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	889	—	889	(1)	888
Other comprehensive income, net of tax	—	—	—	—	—	—	—	15	—	—	15	—	15

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	904	(1)	903
Cash dividends:
Common stock ($.30 per share)	—	—	—	—	—	—	—	—	(134)	—	(134)	—	(134)
Preferred stock, series A ($1.74 per share)	—	—	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Preferred stock, series B ($1.01 per share)	—	—	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	—	8,273,219	—	8,273,219	—	2	84	—	—	—	86	—	86
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	5	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	—	—	29	—	—	—	29	—	29
Common stock repurchased	—	—	(19,316,948)	(19,316,948)	—	—	—	—	—	(400)	(400)	—	(400)
Shares repurchased related to employee stock-based compensation plans	—	—	(5,365,363)	(5,365,363)	—	—	—	—	—	(110)	(110)	—	(110)

Balance at June 30, 2013	7,300,000	543,781,184	(107,592,332)	436,188,852	$565	$109	$4,355	$9	$2,195	$(1,804)	$5,429	$5	$5,434

Balance at December 31, 2013	7,300,000	545,210,941	(116,262,066)	428,948,875	$565	$109	$4,399	$13	$2,584	$(2,033)	$5,637	$5	$5,642
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	526	—	526	—	526
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(6)	—	—	(6)	—	(6)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	520	—	520
Cash dividends:
Common stock ($.30 per share)	—	—	—	—	—	—	—	—	(127)	—	(127)	—	(127)
Preferred stock, series A ($1.74 per share)	—	—	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Preferred stock, series B ($.98 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	—	6,106,026	—	6,106,026	—	(80)	127	—	—	—	47	—	47
Retirement of common stock in treasury	—	(126,963,268)	126,963,268	—	—	(25)	(2,263)	—	—	2,288	—	—	—
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	12	—	—	—	12	—	12
Stock-based compensation expense	—	—	—	—	—	—	28	—	—	—	28	—	28
Common stock repurchased	—	—	(12,230,514)	(12,230,514)	—	—	—	—	—	(265)	(265)	—	(265)
Shares repurchased related to employee stock-based compensation plans	—	—	(3,385,928)	(3,385,928)	—	—	—	—	—	(72)	(72)	—	(72)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Distribution of consumer banking business	(7,300,000)	—	—	—	(565)	—	565	—	(1,751)	—	(1,751)	—	(1,751)

Balance at June 30, 2014	—	424,353,699	(4,915,240)	419,438,459	$—	$4	$2,868	$7	$1,224	$(82)	$4,021	$—	$4,021

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$526	$888
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(1)	(39)
Gains on loans and investments, net	—	(307)
Gains on debt repurchases	—	(42)
Goodwill and acquired intangible asset impairment and amortization expense	6	6
Stock-based compensation expense	28	29
Unrealized (gains) losses on derivative and hedging activities	(397)	(330)
Provisions for loan losses	350	442
Increase in restricted cash — other	(45)	(3)
Decrease (increase) in accrued interest receivable	63	(42)
(Decrease) increase in accrued interest payable	(32)	6
Decrease in other assets	177	504
Increase (decrease) in other liabilities	437	(198)

Cash provided by operating activities — continuing operations	1,112	914

Cash provided by operating activities — discontinued operations	1	40

Total net cash provided by operating activities	1,113	954

Investing activities
Student loans acquired and originated	(2,917)	(2,078)
Reduction of student loans:
Installment payments, claims and other	6,005	6,265
Proceeds from sales of student loans	—	707
Other investing activities, net	108	115
Purchases of available-for-sale securities	(28)	(24)
Proceeds from maturities of available-for-sale securities	3	20
Purchases of other securities	(104)	(144)
Proceeds from maturities of other securities	107	133
Decrease in restricted cash — variable interest entities	54	611

Total net cash provided by investing activities	3,228	5,605

Financing activities
Distribution of consumer banking business	(2,217)	—
Borrowings collateralized by loans in trust — issued	3,393	6,187
Borrowings collateralized by loans in trust — repaid	(6,108)	(6,439)
Asset-backed commercial paper conduits, net	(2,243)	4,349
ED Conduit Program facility, net	—	(9,551)
Other long-term borrowings issued	834	1,489
Other long-term borrowings repaid	(2,040)	(2,296)
Other financing activities, net	158	(766)
Retail and other deposits, net	726	439
Common stock repurchased	(265)	(400)
Common stock dividends paid	(127)	(134)
Preferred stock dividends paid	(6)	(10)

Net cash used in financing activities	(7,895)	(7,132)

Net decrease in cash and cash equivalents	(3,554)	(573)
Cash and cash equivalents at beginning of period	5,190	3,900

Cash and cash equivalents at end of period	$1,636	$3,327

Cash disbursements made (refunds received) for:
Interest	$1,005	$1,121

Income taxes paid	$192	$282

Income taxes received	$(70)	$(18)

Noncash activity:
Investing activity — Student loans and other assets removed related to sale of Residual Interest in securitization	$—	$(11,802)

Financing activity — Borrowings removed related to sale of Residual Interest in securitization	$—	$(12,084)

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2014 and for the three and six months ended

June 30, 2014 and 2013 is unaudited)

1.	The Separation

Presentation of Information

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to:

•

“We,” “our,” “us,” or the “Company” with respect to any period on or prior to the date of the Spin-Off refers to Old SLM and its consolidated subsidiaries as constituted prior to the Spin-Off, and any references to “Navient,” “we,” “our,” “us,” or the “Company” with respect to any period after the date of the Spin-Off refers to Navient and its consolidated subsidiaries.

•

“Old SLM” refers to SLM Corporation, as it existed prior to the Spin-Off, and its consolidated subsidiaries. As part of an internal corporate reorganization of Old SLM, Old SLM was merged into a limited liability company and became a subsidiary of Navient, changing its name to “Navient, LLC.”

•

Navient’s historical business and operations refer to Old SLM’s portfolio of FFELP and Private Education Loans not held by Sallie Mae Bank, together with the servicing and asset recovery businesses that were retained by or transferred to Navient in connection with the internal corporate reorganization.

•

“SLM BankCo” refers to New BLC Corporation, which became the publicly traded successor to Old SLM on April 29, 2014 by virtue of a merger pursuant to Section 251(g) of the Delaware General Corporation Law (“DGCL”), and its consolidated subsidiaries. Following consummation of the merger, New BLC Corporation changed its name to SLM Corporation. After the Spin-Off, SLM BankCo’s business consists primarily of the consumer banking business previously operated by Old SLM, which includes Sallie Mae Bank and its portfolio of Private Education Loans, a new Private Education Loan servicing business and the Upromise Rewards business.

•

“Spin-Off” collectively refers to the internal reorganization of Old SLM on April 29, 2014 and the distribution on April 30, 2014 of all of the shares of common stock of Navient to the holders of shares of SLM BankCo.

Spin-Off of Navient

On April 30, 2014, the previously announced separation of Navient from SLM BankCo was completed. The separation was effected through the distribution by SLM BankCo of all the shares of common stock of Navient, on a one-to-one basis, to the holders of shares of SLM BankCo common stock as of the close of business on April 22, 2014, the record date for the distribution. As a result of the distribution, Navient is an independent, publicly traded company that operates the education loan management, servicing and asset recovery business previously operated by Old SLM. Navient is comprised primarily of Old SLM’s portfolios of education loans that were not held in Sallie Mae Bank at the time of the separation, as well as servicing and asset recovery activities on those loans and loans held by third parties. The consumer banking business, SLM BankCo, is comprised primarily of Sallie Mae Bank and its Private Education Loan origination business, the Private Education Loans it holds and a related servicing business.

To implement the separation and distribution of Navient, an internal corporate reorganization of Old SLM was effected, pursuant to which, on April 29, 2014, SLM BankCo replaced Old SLM as the parent holding company pursuant to a holding company merger. In accordance with Section 251(g) of the DGCL, by action of the Old SLM board of directors and without a shareholder vote, Old SLM was merged into Navient, LLC, a wholly owned subsidiary of Old SLM, with Navient, LLC surviving. Immediately following the effective time of the merger, SLM BankCo changed its name to “SLM Corporation.” As part of the internal corporate reorganization and pursuant to the merger, all of the outstanding shares of Old SLM Series A preferred stock and

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	The Separation (Continued)

Series B preferred stock were converted, on a one-to-one basis, into substantially identical shares of SLM BankCo preferred stock. Following the merger, the assets and liabilities associated with the education loan management, servicing and asset recovery business were transferred to Navient, and those assets and liabilities associated with the consumer banking were transferred to SLM BankCo. The Spin-Off is intended to be tax-free and on July 9, 2014, Navient received a private letter ruling from the Internal Revenue Service confirming the tax-free status of the Spin-Off and the related internal reorganization transactions. For further information on the Spin-Off and all related matters, please refer to our Registration Statement on Form 10, as amended (our “Form 10”), filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2014, and declared effective on April 14, 2014.

Due to the relative significance of Navient to Old SLM, among other factors, for financial reporting purposes Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to Old SLM, notwithstanding the legal form of the Spin-Off. As a result, the historical financial statements of Old SLM prior to the distribution on April 30, 2014 are the historical financial statements of Navient. For that reason the historical financial information related to periods on or prior to April 30, 2014 contained in this Quarterly Report on Form 10-Q is that of Old SLM, which includes the consolidated results of both the loan management, servicing and asset recovery business (Navient) and the consumer banking business (SLM BankCo).

Since Navient is the “accounting spinnor,” the financial statements of Navient reflect the deemed distribution of SLM BankCo to SLM BankCo’s stockholders on April 30, 2014, notwithstanding the legal form of the Spin-Off in which Navient common stock was distributed to the stockholders of SLM BankCo.

The following table shows the condensed balance sheet of SLM BankCo that the financial statements of Navient reflect as a shareholder distribution on April 30, 2014:

(Dollars in millions)	April 30, 2014
Assets
FFELP Loans, net	$1,380
Private Education Loans, net	7,204
Investments	139
Cash and cash equivalents	2,170
Other assets	883

Total assets	$11,776

Liabilities
Short-term borrowings	$6,491
Long-term borrowings	2,750
Other liabilities	825

Total liabilities	10,066

Equity
Preferred stock
Series A	165
Series B	400
Common equity	1,145

Total equity(1)	1,710

Total liabilities and equity	$11,776

(1)

In addition to the $1,710 million of consumer banking business net assets distributed, we also removed $41 million of goodwill from our balance sheet as required under Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other,” in connection with the distribution. This goodwill was allocated to the consumer banking business based on relative fair value. This total of $1,751 million is the amount that appears on our consolidated statement of changes in stockholders’ equity in connection with the deemed distribution of the consumer banking business.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Form 10. Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our Form 10.

Consolidation

In the first six months of 2013, we sold Residual Interests in FFELP Loan securitization trusts to third parties. We continue to service the student loans in the trust under existing agreements. Prior to the sale of the Residual Interests, we had consolidated the trusts as VIEs because we had met the two criteria for consolidation. We had determined we were the primary beneficiary because (1) as servicer to the trust we had the power to direct the activities of the VIE that most significantly affected its economic performance and (2) as the residual holder of the trust, we had an obligation to absorb losses or receive benefits of the trust that could potentially be significant. Upon the sale of the Residual Interests, we are no longer the residual holder, thus we determined we no longer met criterion (2) above and deconsolidated the trusts. As a result of these transactions, we removed securitization trust assets of $12.5 billion and the related liabilities of $12.1 billion from the balance sheet and recorded a $312 million gain as part of “gains on sales of loans and investments” for the six months ended June 30, 2013.

Goodwill

We account for goodwill in accordance with the applicable accounting guidance. Under this guidance, goodwill is not amortized but is tested periodically for impairment. We test goodwill for impairment annually as of October 1 at the reporting unit level, which is the same as or one level below a business segment. Goodwill is also tested at interim periods if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

As a result of the separation of Navient from SLM BankCo, we assessed relevant qualitative factors impacting the reporting units that have goodwill, including the FFELP Loans, Private Education Loans, Servicing and Asset Recovery reporting units, to determine whether it is “more-likely-than-not” that the fair values of the individual reporting units, after taking into account the distribution of the consumer banking business, are less than their individual carrying values. The “more-likely-than-not” threshold is defined in the guidance as having a likelihood of more than 50 percent. Based on this qualitative assessment, we determined that it is “more-likely-than-not” that the fair values of the FFELP Loans, Private Education Loans, Servicing and Asset Recovery reporting units exceed their carrying values. Accordingly, no further impairment assessment is warranted in accordance with the applicable guidance.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and six months ended June 30, 2013 to be consistent with classifications adopted for 2014, and had no effect on net income, total assets, or total liabilities.

Recently Issued Accounting Pronouncements

Revenue Recognition

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet determined the effect of the standard on our ongoing financial reporting but do not expect it to be material.

3.	Allowance for Loan Losses

The financial statements of Navient reflect the deemed distribution of SLM BankCo on April 30, 2014. See the table in “Note 1 — The Separation” which shows the related asset and liabilities that were deemed to be distributed. As a result of the deemed distribution, all disclosures in this footnote as of a date prior to April 30, 2014 include SLM BankCo’s FFELP and Private Education Loans, whereas the disclosures as of June 30, 2014 do not contain SLM BankCo’s FFELP and Private Education Loans.

Our provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses, net of expected recoveries, in the held-for-investment loan portfolios. The evaluation of the provisions for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. We believe that the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios. We segregate our Private Education Loan portfolio into two classes of loans — traditional and non-traditional. Non-traditional loans are loans to (i) customers attending for-profit schools with an original Fair Isaac and Company (“FICO”) score of less than 670 and (ii) customers attending not-for-profit schools with an original FICO score of less than 640. The FICO score used in determining whether a loan is non-traditional is the greater of the customer or cosigner FICO score at origination. Traditional loans are defined as all other Private Education Loans that are not classified as non-traditional.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Three Months Ended June 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$107	$2,059	$27	$2,193
Total provision	10	155	—	165
Charge-offs(1)	(15)	(166)	(1)	(182)
Reclassification of interest reserve(2)	—	4	—	4
Distribution of SLM BankCo	(6)	(69)	—	(75)

Ending balance	$96	$1,983	$26	$2,105

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,063	$20	$1,083
Ending balance: collectively evaluated for impairment	$96	$920	$6	$1,022
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$10,015	$43	$10,058
Ending balance: collectively evaluated for impairment(3)	$98,837	$22,966	$74	$121,877
Charge-offs as a percentage of average loans in repayment (annualized)	.08%	2.33%	3.73%
Allowance as a percentage of the ending total loan balance	.10%	6.01%	21.91%
Allowance as a percentage of the ending loans in repayment	.13%	7.31%	21.91%
Allowance coverage of charge-offs (annualized)	1.6	3.0	5.7
Ending total loans(3)	$98,837	$32,981	$117
Average loans in repayment	$72,621	$28,599	$119
Ending loans in repayment	$72,114	$27,136	$117

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be recovered and any shortfalls in what was actually recovered in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Three Months Ended June 30, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$147	$2,170	$42	$2,359
Total provision	14	187	—	201
Charge-offs(1)	(20)	(212)	(7)	(239)
Student loan sales	(8)	—	—	(8)
Reclassification of interest reserve(2)	—	4	—	4

Ending balance	$133	$2,149	$35	$2,317

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,181	$26	$1,207
Ending balance: collectively evaluated for impairment	$133	$968	$9	$1,110
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$8,416	$57	$8,473
Ending balance: collectively evaluated for impairment(3)	$107,538	$31,601	$96	$139,235
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	2.69%	17.57%
Allowance as a percentage of the ending total loan balance	.12%	5.37%	22.93%
Allowance as a percentage of the ending loans in repayment	.17%	6.80%	22.93%
Allowance coverage of charge-offs (annualized)	1.7	2.5	1.2
Ending total loans(3)	$107,538	$40,017	$153
Average loans in repayment	$81,423	$31,618	$161
Ending loans in repayment	$77,063	$31,627	$153

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be recovered and any shortfalls in what was actually recovered in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$119	$2,097	$28	$2,244
Total provision	20	330	—	350
Charge-offs(1)	(37)	(385)	(2)	(424)
Reclassification of interest reserve(2)	—	10	—	10
Distribution of SLM BankCo	(6)	(69)	—	(75)

Ending balance	$96	$1,983	$26	$2,105

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,063	$20	$1,083
Ending balance: collectively evaluated for impairment	$96	$920	$6	$1,022
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$10,015	$43	$10,058
Ending balance: collectively evaluated for impairment(3)	$98,837	$22,966	$74	$121,877
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	2.59%	3.67%
Allowance as a percentage of the ending total loan balance	.10%	6.01%	21.91%
Allowance as a percentage of the ending loans in repayment	.13%	7.31%	21.91%
Allowance coverage of charge-offs (annualized)	1.3	2.6	5.7
Ending total loans(3)	$98,837	$32,981	$117
Average loans in repayment	$73,056	$29,999	$123
Ending loans in repayment	$72,114	$27,136	$117

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be recovered and any shortfalls in what was actually recovered in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$159	$2,171	$47	$2,377
Total provision	30	412	—	442
Charge-offs(1)	(42)	(444)	(12)	(498)
Student loan sales	(14)	—	—	(14)
Reclassification of interest reserve(2)	—	10	—	10

Ending balance	$133	$2,149	$35	$2,317

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,181	$26	$1,207
Ending balance: collectively evaluated for impairment	$133	$968	$9	$1,110
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$8,416	$57	$8,473
Ending balance: collectively evaluated for impairment(3)	$107,538	$31,601	$96	$139,235
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	2.83%	14.11%
Allowance as a percentage of the ending total loan balance	.12%	5.37%	22.93%
Allowance as a percentage of the ending loans in repayment	.17%	6.80%	22.93%
Allowance coverage of charge-offs (annualized)	1.6	2.4	1.5
Ending total loans(3)	$107,538	$40,017	$153
Average loans in repayment	$84,323	$31,631	$170
Ending loans in repayment	$77,063	$31,627	$153

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be recovered and any shortfalls in what was actually recovered in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

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

	Private Education Loans Credit Quality Indicators
	June 30, 2014		December 31, 2013
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$29,042	92%	$36,140	93%
Non-Traditional(1)	2,670	8	2,860	7

Total	$31,712	100%	$39,000	100%

Cosigners:
With cosigner	$20,133	64%	$26,321	67%
Without cosigner	11,579	36	12,679	33

Total	$31,712	100%	$39,000	100%

Seasoning(2):
1-12 payments	$3,012	9%	$5,171	14%
13-24 payments	4,082	13	5,511	14
25-36 payments	4,576	14	5,506	14
37-48 payments	4,640	15	5,103	13
More than 48 payments	12,027	38	11,181	29
Not yet in repayment	3,375	11	6,528	16

Total	$31,712	100%	$39,000	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was due.

(3)	Balance represents gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	June 30, 2014		December 31, 2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$11,794		$13,678
Loans in forbearance(2)	14,929		13,490
Loans in repayment and percentage of each status:
Loans current	61,438	85.2%	63,330	82.8%
Loans delinquent 31-60 days(3)	3,531	4.9	3,746	4.9
Loans delinquent 61-90 days(3)	2,112	2.9	2,207	2.9
Loans delinquent greater than 90 days(3)	5,033	7.0	7,221	9.4

Total FFELP Loans in repayment	72,114	100%	76,504	100%

Total FFELP Loans, gross	98,837		103,672
FFELP Loan unamortized premium	989		1,035

Total FFELP Loans	99,826		104,707
FFELP Loan allowance for losses	(96)		(119)

FFELP Loans, net	$99,730		$104,588

Percentage of FFELP Loans in repayment		73.0%		73.8%

Delinquencies as a percentage of FFELP Loans in repayment		14.8%		17.2%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		17.2%		15.0%

(1)

Loans for customers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for customers who have requested and qualify for other permitted program deferments such as military, unemployment, or economic hardships.

(2)

Loans for customers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Private Education Traditional Loan Delinquencies
	June 30, 2014		December 31, 2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,036		$6,088
Loans in forbearance(2)	1,059		969
Loans in repayment and percentage of each status:
Loans current	23,367	93.7%	26,977	92.8%
Loans delinquent 31-60 days(3)	561	2.2	674	2.3
Loans delinquent 61-90 days(3)	322	1.3	420	1.4
Loans delinquent greater than 90 days(3)	697	2.8	1,012	3.5

Total traditional loans in repayment	24,947	100%	29,083	100%

Total traditional loans, gross	29,042		36,140
Traditional loans unamortized discount	(605)		(629)

Total traditional loans	28,437		35,511
Traditional loans receivable for partially charged-off loans	782		799
Traditional loans allowance for losses	(1,546)		(1,592)

Traditional loans, net	$27,673		$34,718

Percentage of traditional loans in repayment		85.9%		80.5%

Delinquencies as a percentage of traditional loans in repayment		6.3%		7.2%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.1%		3.2%

(1)

Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)

Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Private Education Non-Traditional Loan Delinquencies
	June 30, 2014		December 31, 2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$339		$440
Loans in forbearance(2)	142		133
Loans in repayment and percentage of each status:
Loans current	1,835	83.8%	1,791	78.3%
Loans delinquent 31-60 days(3)	109	5.0	128	5.6
Loans delinquent 61-90 days(3)	69	3.2	93	4.1
Loans delinquent greater than 90 days(3)	176	8.0	275	12.0

Total non-traditional loans in repayment	2,189	100%	2,287	100%

Total non-traditional loans, gross	2,670		2,860
Non-traditional loans unamortized discount	(69)		(75)

Total non-traditional loans	2,601		2,785
Non-traditional loans receivable for partially charged-off loans	487		514
Non-traditional loans allowance for losses	(437)		(505)

Non-traditional loans, net	$2,651		$2,794

Percentage of non-traditional loans in repayment		82.0%		80.0%

Delinquencies as a percentage of non-traditional loans in repayment		16.2%		21.7%

Loans in forbearance as a percentage of loans in repayment and forbearance		6.1%		5.5%

(1)

Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

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

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2007 and 2014 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. There was $402 million and

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

$217 million in the allowance for Private Education Loan losses at June 30, 2014 and 2013, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans (see “Private Education Loans Segment — Private Education Loan Provision for Loan Losses” for a further discussion).

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Receivable at beginning of period	$1,297	$1,339	$1,313	$1,347
Expected future recoveries of current period defaults(1)	53	70	124	148
Recoveries(2)	(58)	(54)	(119)	(122)
Charge-offs(3)	(23)	(21)	(49)	(39)

Receivable at end of period	1,269	1,334	1,269	1,334
Allowance for estimated recovery shortfalls(4)	(402)	(217)	(402)	(217)

Net receivable at end of period	$867	$1,117	$867	$1,117

(1)	Represents the difference between the loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in the Private Education Loan total charge-offs as reported in the “Allowance for Loan Losses Metrics” tables.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $2.0 billion and $2.1 billion overall allowance for Private Education Loan losses as of June 30, 2014 and 2013, respectively.

Troubled Debt Restructurings (“TDRs”)

We modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 48 percent and 45 percent of the loans granted forbearance have qualified as a TDR loan at June 30, 2014 and December 31, 2013, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of June 30, 2014 and December 31, 2013 was $2.0 billion and $1.5 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

At June 30, 2014 and December 31, 2013, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
June 30, 2014
Private Education Loans — Traditional	$8,187	$8,249	$841
Private Education Loans — Non-Traditional	1,463	1,463	222

Total	$9,650	$9,712	$1,063

December 31, 2013
Private Education Loans — Traditional	$7,515	$7,559	$812
Private Education Loans — Non-Traditional	1,434	1,427	236

Total	$8,949	$8,986	$1,048

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended June 30,
	2014		2013
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$8,002	$122	$6,556	$100
Private Education Loans — Non-Traditional	1,451	29	1,351	27

Total	$9,453	$151	$7,907	$127

	Six Months Ended June 30,
	2014		2013
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$7,818	$240	$6,371	$196
Private Education Loans — Non-Traditional	1,442	58	1,333	54

Total	$9,260	$298	$7,704	$250

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	June 30, 2014		December 31, 2013
(Dollars in millions)	Balance	%	Balance	%
Loans in deferment(1)	$851		$913
Loans in forbearance(2)	846		740
Loans in repayment and percentage of each status:
Loans current	6,682	83.3%	5,613	76.5%
Loans delinquent 31-60 days(3)	432	5.4	469	6.4
Loans delinquent 61-90 days(3)	270	3.4	330	4.5
Loans delinquent greater than 90 days(3)	631	7.9	921	12.6

Total TDR loans in repayment	8,015	100%	7,333	100%

Total TDR loans, gross	$9,712		$8,986

(1)

Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

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

	Three Months Ended June 30,
	2014			2013
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$533	$74	$102	$491	$84	$159
Private Education Loans — Non-Traditional	59	23	23	75	31	45

Total	$592	$97	$125	$566	$115	$204

	Six Months Ended June 30,
	2014			2013
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$999	$174	$221	$1,036	$181	$375
Private Education Loans — Non-Traditional	116	57	52	165	65	101

Total	$1,115	$231	$273	$1,201	$246	$476

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

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

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
June 30, 2014
Private Education Loans — Traditional	$558	$25	$36
Private Education Loans — Non-Traditional	75	9	13

Total	$633	$34	$49

December 31, 2013
Private Education Loans — Traditional	$926	$35	$46
Private Education Loans — Non-Traditional	97	13	20

Total	$1,023	$48	$66

4.	Borrowings

The following table summarizes our borrowings.

	June 30, 2014			December 31, 2013
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,189	$16,311	$17,500	$2,213	$16,056	$18,269
Bank deposits	—	—	—	6,133	2,807	8,940
Other(1)	912	—	912	691	—	691

Total unsecured borrowings	2,101	16,311	18,412	9,037	18,863	27,900

Secured borrowings:
FFELP Loan securitizations	—	89,036	89,036	—	90,756	90,756
Private Education Loan securitizations	—	18,190	18,190	—	18,835	18,835
FFELP Loan — other facilities	2,190	5,573	7,763	4,715	5,311	10,026
Private Education Loan — other facilities	—	565	565	—	843	843

Total secured borrowings	2,190	113,364	115,554	4,715	115,745	120,460

Total before hedge accounting adjustments	4,291	129,675	133,966	13,752	134,608	148,360
Hedge accounting adjustments	25	2,244	2,269	43	2,040	2,083

Total	$4,316	$131,919	$136,235	$13,795	$136,648	$150,443

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of June 30, 2014 and December 31, 2013, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	June 30, 2014
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$89,036	$89,036	$89,746	$2,959	$711	$93,416
Private Education Loan securitizations	—	18,190	18,190	22,955	329	409	23,693
FFELP Loans — other facilities	—	5,573	5,573	5,858	92	75	6,025
Private Education Loans — other facilities	—	565	565	1,243	14	23	1,280

Total before hedge accounting adjustments	—	113,364	113,364	119,802	3,394	1,218	124,414
Hedge accounting adjustments	—	1,347	1,347	—	—	966	966

Total	$—	$114,711	$114,711	$119,802	$3,394	$2,184	$125,380

	December 31, 2013
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$90,756	$90,756	$91,535	$2,913	$683	$95,131
Private Education Loan securitizations	—	18,835	18,835	23,947	338	540	24,825
FFELP Loans — other facilities	3,655	3,791	7,446	7,719	128	91	7,938
Private Education Loans — other facilities	—	843	843	1,583	16	30	1,629

Total before hedge accounting adjustments	3,655	114,225	117,880	124,784	3,395	1,344	129,523
Hedge accounting adjustments	—	1,313	1,313	—	—	978	978

Total	$3,655	$115,538	$119,193	$124,784	$3,395	$2,322	$130,501

5.	Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our Form 10. Please refer to “Note 7 — Derivative Financial Instruments” in our Form 10 for a full discussion.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2014 and December 31, 2013, and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2014 and 2013.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$24	$813	$738	$50	$61	$863	$823
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	1,072	1,185	—	—	1,072	1,185
Other(2)	Interest rate	—	—	—	—	1	2	1	2

Total derivative assets(3)		—	24	1,885	1,923	51	63	1,936	2,010
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	(53)	(149)	(149)	(215)	(202)	(364)
Floor Income Contracts	Interest rate	—	—	—	—	(1,077)	(1,384)	(1,077)	(1,384)
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	(33)	(155)	(17)	(31)	(50)	(186)
Other(2)	Interest rate	—	—	—	—	(7)	(23)	(7)	(23)

Total derivative liabilities(3)		—	—	(86)	(304)	(1,250)	(1,653)	(1,336)	(1,957)

Net total derivatives		$—	$24	$1,799	$1,619	$(1,199)	$(1,590)	$600	$53

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility and back-to-back private credit floors.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Gross position	$1,936	$2,010	$(1,336)	$(1,957)
Impact of master netting agreements	(284)	(386)	284	386

Derivative values with impact of master netting agreements (as carried on balance sheet)	1,652	1,624	(1,052)	(1,571)
Cash collateral (held) pledged	(912)	(687)	646	777

Net position	$740	$937	$(406)	$(794)

The above fair values include adjustments for counterparty credit risk both for when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments (Continued)

The net adjustments decreased the overall net asset positions at June 30, 2014 and December 31, 2013 by $75 million and $91 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at June 30, 2014 and December 31, 2013 by $77 million and $84 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013
Notional Values:
Interest rate swaps	$—	$0.7	$14.6	$16.0	$44.1	$46.3	$58.7	$63.0
Floor Income Contracts	—	—	—	—	27.2	31.8	27.2	31.8
Cross-currency interest rate swaps	—	—	9.6	11.1	0.4	0.3	10.0	11.4
Other(1)	—	—	—	—	4.0	3.9	4.0	3.9

Total derivatives	$—	$0.7	$24.2	$27.1	$75.7	$82.3	$99.9	$110.1

(1)	“Other” includes embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility and back-to-back private credit floors.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended June 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Fair Value Hedges:
Interest rate swaps	$112	$(404)	$99	$104	$(112)	$443	$99	$143
Cross-currency interest rate swaps	63	34	16	26	(17)	(80)	62	(20)

Total fair value derivatives	175	(370)	115	130	(129)	363	161	123
Cash Flow Hedges:
Interest rate swaps	—	—	(1)	(2)	—	—	(1)	(2)

Total cash flow derivatives	—	—	(1)	(2)	—	—	(1)	(2)
Trading:
Interest rate swaps	34	(58)	12	14	—	—	46	(44)
Floor Income Contracts	132	297	(166)	(198)	—	—	(34)	99
Cross-currency interest rate swaps	7	(32)	(1)	10	—	—	6	(22)
Other	(3)	(8)	—	—	—	—	(3)	(8)

Total trading derivatives	170	199	(155)	(174)	—	—	15	25

Total	345	(171)	(41)	(46)	(129)	363	175	146
Less: realized gains (losses) recorded in interest expense	—	—	114	128	—	—	114	128

Gains (losses) on derivative and hedging activities, net	$345	$(171)	$(155)	$(174)	$(129)	$363	$61	$18

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments (Continued)

	Six Months Ended June 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Fair Value Hedges:
Interest rate swaps	$166	$(576)	$199	$214	$(165)	$638	$200	$276
Cross-currency interest rate swaps	9	(522)	38	46	(9)	473	38	(3)

Total fair value derivatives	175	(1,098)	237	260	(174)	1,111	238	273
Cash Flow Hedges:
Interest rate swaps	—	—	(3)	(5)	—	—	(3)	(5)

Total cash flow derivatives	—	—	(3)	(5)	—	—	(3)	(5)
Trading:
Interest rate swaps	53	(77)	23	37	—	—	76	(40)
Floor Income Contracts	313	486	(365)	(411)	—	—	(52)	75
Cross-currency interest rate swaps	14	(79)	(1)	31	—	—	13	(48)
Other	16	(13)	(1)	—	—	—	15	(13)

Total trading derivatives	396	317	(344)	(343)	—	—	52	(26)

Total	571	(781)	(110)	(88)	(174)	1,111	287	242
Less: realized gains (losses) recorded in interest expense	—	—	234	255	—	—	234	255

Gains (losses) on derivative and hedging activities, net	$571	$(781)	$(344)	$(343)	$(174)	$1,111	$53	$(13)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	June 30, 2014	December 31, 2013
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$912	$687
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	502	629

Total collateral held	$1,414	$1,316

Derivative asset at fair value including accrued interest	$1,951	$1,878

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$646	$777

Total collateral pledged	$646	$777

Derivative liability at fair value including accrued interest and premium receivable	$670	$948

(1)	At June 30, 2014 and December 31, 2013, $62 million and $0 million, respectively, were held in restricted cash accounts.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $563 million with our counterparties. Further downgrades would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts based on our current unsecured credit rating. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $120 million and have posted $118 million of collateral to these counterparties. If these two counterparties exercised their right to terminate, we would be required to deliver additional assets of $2 million to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

6.	Other Assets

The following table provides the detail of our other assets.

	June 30, 2014		December 31, 2013
(Dollars in millions)	Ending Balance	% of Balance	Ending Balance	% of Balance
Accrued interest receivable, net	$1,683	25%	$2,161	30%
Derivatives at fair value	1,652	25	1,624	22
Income tax asset, net current and deferred	1,493	23	1,299	18
Accounts receivable	654	10	881	12
Benefit and insurance-related investments	483	7	477	7
Fixed assets, net	159	2	237	3
Other loans, net	91	1	101	1
Other	427	7	507	7

Total	$6,642	100%	$7,287	100%

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Stockholders’ Equity

The following table summarizes common share repurchases and issuances by Navient and Old SLM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Common shares repurchased(1)	3,862,214	9,096,144	12,230,514	19,316,948
Average purchase price per share(2)	$16.81	$22.12	$21.65	$20.72
Shares repurchased related to employee stock-based compensation plans(3)	1,270,458	3,040,788	3,385,928	5,365,363
Average purchase price per share	$17.75	$22.35	$21.38	$20.51
Common shares issued(4)	1,867,844	4,115,424	6,106,026	8,273,219

(1)

Common shares purchased under board approved share repurchase programs. In May 2014, Navient authorized $400 million to be utilized in a new common share repurchase program, of which $335 million remained available as of June 30, 2014.

(2)	Average purchase price per share includes purchase commission costs.

(3)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(4)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on June 30, 2014 was $17.71.

In April 2014, in connection with the Spin-Off, Old SLM retired 127 million shares of common stock held in treasury. This retirement decreased the balance in treasury stock by $2.3 billion, with corresponding decreases of $25 million in common stock and $2.3 billion in additional paid-in capital. There was no impact to total equity from this retirement.

The par value of Navient common stock is $0.01 per share, while the par value of the common stock of Old SLM, our accounting predecessor, was $0.20 per share.

Dividend and Share Repurchase Program

In June 2014, we paid a common stock dividend of $0.15 per share.

In May 2014, we authorized $400 million to be utilized in a new common share repurchase program that does not have an expiration date. We repurchased 3.9 million shares of common stock for $65 million in the second quarter of 2014.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2014	2013	2014	2013
Numerator:
Net income attributable to Navient Corporation	$307	$543	$526	$889
Preferred stock dividends	2	5	6	10

Net income attributable to Navient Corporation common stock	$305	$538	$520	$879

Denominator:
Weighted average shares used to compute basic EPS	422	440	424	445
Effect of dilutive securities:
Dilutive effect of stock options, non-vested restricted stock, restricted stock units and Employee Stock Purchase Plans (“ESPPs”)(1)	8	8	8	8

Dilutive potential common shares(2)	8	8	8	8

Weighted average shares used to compute diluted EPS	430	448	432	453

Basic earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$.72	$1.14	$1.22	$1.88
Discontinued operations	—	.08	—	.09

Total	$.72	$1.22	$1.22	$1.97

Diluted earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$.71	$1.12	$1.20	$1.85
Discontinued operations	—	.08	—	.09

Total	$.71	$1.20	$1.20	$1.94

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested restricted stock, restricted stock units, and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended June 30, 2014 and 2013, securities covering approximately 3 million and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2014 and 2013, securities covering approximately 3 million and 5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

9.	Stock-Based Compensation Plans and Arrangements

In connection with the Spin-Off, SLM BankCo assumed the equity incentive plans of Old SLM and outstanding awards granted thereunder. Following the Spin-Off, Navient established a new equity incentive plan with respect to its common stock. In order to maintain the intrinsic value of outstanding equity awards prior to the distribution, certain adjustments to the exercise price and number of awards were made. In general, holders of awards granted prior to 2014 received both adjusted SLM BankCo and new Navient equity awards, and holders of awards granted in 2014 received solely equity awards of their post-distribution employer. Outstanding stock options, restricted stock, restricted stock units and dividend equivalent units were adjusted into equity in the new companies by a specific conversion ratio per company, which was based upon the volume weighted average prices for each company leading up to the time of the separation, to keep the intrinsic value of the equity awards

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Stock-Based Compensation Plans and Arrangements (Continued)

constant. These adjustments were accounted for as modifications to the original awards. In general, the SLM BankCo and Navient awards are subject to substantially the same terms and conditions as the original Old SLM awards. A comparison of the fair value of the modified awards with the fair value of the original awards immediately before the modification resulted in an immaterial amount of incremental compensation expense which was recorded immediately.

10.	Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Please refer to “Note 12 — Fair Value Measurements” in our Form 10 for a full discussion.

During the three and six months ended June 30, 2014, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2014				December 31, 2013
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$1	$—	$1	$—	$102	$—	$102
Guaranteed investment contracts	—	—	—	—	—	—	—	—
Other	—	6	—	6	—	7	—	7

Total available-for-sale investments	—	7	—	7	—	109	—	109
Derivative instruments:(1)
Interest rate swaps	—	824	39	863	—	785	38	823
Cross-currency interest rate swaps	—	1	1,071	1,072	—	27	1,158	1,185
Other	—	—	1	1	—	—	2	2

Total derivative assets(3)	—	825	1,111	1,936	—	812	1,198	2,010

Total	$—	$832	$1,111	$1,943	$—	$921	$1,198	$2,119

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(89)	$(113)	$(202)	$—	$(239)	$(125)	$(364)
Floor Income Contracts	—	(1,077)	—	(1,077)	—	(1,384)	—	(1,384)
Cross-currency interest rate swaps	—	(21)	(29)	(50)	—	(35)	(151)	(186)
Other	—	—	(7)	(7)	—	—	(23)	(23)

Total derivative liabilities(3)	—	(1,187)	(149)	(1,336)	—	(1,658)	(299)	(1,957)

Total	$—	$(1,187)	$(149)	$(1,336)	$—	$(1,658)	$(299)	$(1,957)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

(2)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(3)	See “Note 5 — Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended June 30,
	2014				2013
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(87)	$980	$(3)	$890	$(76)	$470	$—	$394
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	13	77	(3)	87	(10)	48	(8)	30
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	(15)	—	(15)	(2)	(32)	(7)	(41)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(74)	$1,042	$(6)	$962	$(88)	$486	$(15)	$383

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$13	$(30)	$(3)	$(20)	$(12)	$61	$(10)	$39

	Six Months Ended June 30,
	2014				2013
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(87)	$1,007	$(21)	$899	$(73)	$1,053	$4	$984
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	13	67	14	94	(4)	(499)	(13)	(516)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	(32)	1	(31)	(11)	(68)	(6)	(85)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(74)	$1,042	$(6)	$962	$(88)	$486	$(15)	$383

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$13	$(65)	$15	$(37)	$(15)	$(430)	$(12)	$(457)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Gains (losses) on derivative and hedging activities, net	$73	$9	$62	$(553)
Interest expense	14	21	32	37

Total	$87	$30	$94	$(516)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at June 30, 2014	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/ LIBOR basis swaps	$35	Discounted cash flow	Bid/ask adjustment to discount rate	0.08% — 0.02% (0.04%)
Prime/LIBOR basis swaps	(109)	Discounted cash flow	Constant prepayment rate	4.5%
			Bid/ask adjustment to discount rate	0.08% — 0.08% (0.08%)
Cross-currency interest rate swaps	1,042	Discounted cash flow	Constant prepayment rate	2.6%
Other	(6)

Total	$962

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2014			December 31, 2013
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$100,517	$99,730	$787	$104,481	$104,588	$(107)
Private Education Loans	30,941	30,324	617	37,485	37,512	(27)
Cash and investments(1)	5,907	5,907	—	9,732	9,732	—

Total earning assets	137,365	135,961	1,404	151,698	151,832	(134)

Interest-bearing liabilities
Short-term borrowings	4,312	4,316	4	13,807	13,795	(12)
Long-term borrowings	130,909	131,919	1,010	133,578	136,648	3,070

Total interest-bearing liabilities	135,221	136,235	1,014	147,385	150,443	3,058

Derivative financial instruments
Floor Income Contracts	(1,077)	(1,077)	—	(1,384)	(1,384)	—
Interest rate swaps	661	661	—	459	459	—
Cross-currency interest rate swaps	1,022	1,022	—	999	999	—
Other	(6)	(6)	—	(21)	(21)	—

Excess of net asset fair value over carrying value			$2,418			$2,924

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $6 million and $113 million at June 30, 2014 and December 31, 2013, respectively, versus a fair value of $7 million and $109 million at June 30, 2014 and December 31, 2013, respectively.

11.	Commitments and Contingencies

On May 2, 2014, Navient Solutions, Inc. (“NSI”) (formerly Sallie Mae, Inc.), a wholly-owned subsidiary of Navient, and Sallie Mae Bank entered into consent orders with the Federal Deposit Insurance Corporation (the “FDIC”) (respectively, the “NSI Order” and the “Bank Order”; collectively, “the FDIC Orders”) to resolve previously disclosed matters related to certain cited violations of Section 5 of the Federal Trade Commission Act, including the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (“SCRA”). The FDIC Orders, which became effective upon the signing of the consent order with the United States Department of Justice (“DOJ”) by Navient and SLM BankCo on May 13, 2014, required each of Sallie Mae Bank and NSI to pay $3.3 million in civil monetary penalties. NSI has paid its civil monetary penalties. In addition, the FDIC Orders required the establishment of a restitution reserve account totaling $30 million to provide restitution with respect to loans owned or originated by Sallie Mae Bank, from November 28, 2005 until the effective date of the FDIC Orders. Pursuant to the Separation and Distribution Agreement among SLM Corporation, SLM BankCo and Navient dated as of April 28, 2014 (the “Separation Agreement”), Navient is responsible for funding the restitution reserve account. We funded the account in May 2014.

The NSI Order requires NSI to ensure proper servicing for service members and proper application of SCRA benefits under a revised and broader definition of eligibility than previously required by the statute and regulatory guidance and to make changes to billing statements and late fee practices. These changes to billing statements have already been implemented. In order to treat all customers in a similar manner, NSI will voluntarily make restitution of certain late fees to all other customers whose loans were neither owned nor originated by Sallie Mae Bank on the same basis and in the same manner as that which would be required by the FDIC. These refunds are estimated at $42 million.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Commitments and Contingencies (Continued)

With respect to alleged civil violations of the SCRA, NSI and Sallie Mae Bank have entered into a consent order with the DOJ, in its capacity as the agency having primary authority for enforcement of such matters. The DOJ consent order (“DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by NSI from November 28, 2005 until the effective date of the settlement. The DOJ Order requires NSI to fund a $60 million settlement fund, which would represent the total amount of compensation due to service members under the DOJ agreement and pay $55,000 in civil money penalties. The DOJ Order is currently on the docket of the United States District Court in Delaware awaiting Court approval.

As of December 31, 2013, a reserve of $65 million was established for estimated amounts and costs that were probable of being incurred for the FDIC and DOJ matters discussed above. In the first quarter of 2014, an additional reserve of $103 million was recorded for pending regulatory matters based on the progression of settlement discussions with the regulators and as a result, as of March 31, 2014, the related regulatory reserve was $168 million. The final cost of these proceedings remains uncertain until the DOJ Order is approved by the Court and all of the work under the various consent orders has been completed.

NSI has also received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees and other matters. Navient has been in discussions with the CFPB relating to these matters and is cooperating with the investigation. We are not in a position at this time to predict the duration or outcome of this investigation and reserves have not been established for this matter.

Navient has received CIDs issued by the State of Illinois Office of Attorney General and the State of Washington Office of Attorney General and continues to cooperate with multiple state Attorneys General in connection with these investigations. According to the CIDs, the investigation was initiated to ascertain whether any practices declared to be unlawful under the Consumer Fraud and Deceptive Business Practices Act have occurred or are about to occur. Navient is cooperating with this investigation. We are not in a position at this time to predict the duration or the outcome of this investigation and reserves have not been established for this matter.

Pursuant to the Separation Agreement entered into in connection with the Spin-Off, Navient has agreed to be responsible and indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Please see our Form 10 for a discussion of these indemnifications. As a result, all liabilities arising out of the aforementioned regulatory matters, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient retained $165 million of the $168 million total regulatory reserve in connection with the Spin-Off. There are no additional reserves Navient has related to other indemnification matters with SLM BankCo as of June 30, 2014.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Commitments and Contingencies (Continued)

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

12.	Segment Reporting

FFELP Loans Segment

In the FFELP Loans segment, Navient acquires and finances FFELP Loans. Even though FFELP Loans are no longer originated, we continue to seek to acquire FFELP Loan portfolios to leverage our servicing scale to generate incremental earnings and cash flow. In this segment, we primarily earn net interest income on the FFELP Loan portfolio. This segment is expected to generate significant amounts of cash as the portfolio amortizes.

The following table includes GAAP-basis asset information for our FFELP Loans segment.

(Dollars in millions)	June 30, 2014	December 31, 2013
FFELP Loans, net	$99,730	$104,588
Cash and investments(1)	3,793	4,473
Other	2,855	3,587

Total assets	$106,378	$112,648

(1)	Includes restricted cash and investments.

Private Education Loans Segment

In this segment, we acquire, finance and service Private Education Loans. Even though we no longer originate Private Education Loans, we continue to seek to acquire Private Education Loan portfolios to leverage our servicing scale to generate incremental earnings and cash flow. In this segment, we primarily earn net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of cash as the portfolio amortizes.

The following table includes GAAP-basis asset information for our Private Education Loans segment.

(Dollars in millions)	June 30, 2014	December 31, 2013
Private Education Loans, net	$30,324	$37,512
Cash and investments(1)	105	2,555
Other	2,901	2,934

Total assets	$33,330	$43,001

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Segment Reporting (Continued)

Business Services Segment

Our Business Services segment generates the majority of its revenue from servicing our FFELP Loan portfolio. We also provide servicing and asset recovery services for loans on behalf of Guarantors of FFELP Loans and other institutions, including ED.

At June 30, 2014 and December 31, 2013, the Business Services segment had total assets of $503 million and $892 million, respectively, on a GAAP basis.

Other Segment

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from certain smaller wind-down and discontinued operations within this segment.

At June 30, 2014 and December 31, 2013, the Other segment had total assets of $2.8 billion and $3.0 billion, respectively, on a GAAP basis.

Measure of Profitability

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

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for three items, discussed below, that are either related to the Spin-Off or create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the three items we remove to result in our “Core Earnings” presentations are:

1.	The financial results attributable to the operations of the consumer banking business (SLM BankCo) prior to the Spin-Off and related restructuring and reorganization expense incurred in connection with the Spin-Off. For GAAP purposes, Navient reflected the deemed distribution of SLM BankCo on April 30, 2014. For “Core Earnings,” we exclude the consumer banking business as if it had never been a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014;

2.	Our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness resulting in unrealized, mark-to-market gains/losses; and

3.	The accounting for goodwill and acquired intangible assets.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Segment Reporting (Continued)

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

Old SLM’s definition of “Core Earnings” did not exclude the financial results attributable to the operations of the consumer banking business and related restructuring and reorganization expense incurred in connection with the Spin-Off. In the second quarter of 2014, in connection with the Spin-Off, Navient included this additional adjustment as a part of “Core Earnings” to allow better comparability of Navient’s results to pre-Spin-Off historical periods. All “Core Earnings” financial results for prior periods in this Quarterly Report on Form 10-Q have been restated to conform to Navient’s revised definition of “Core Earnings.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Quarter Ended June 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$522	$490	$—	$—	$—	$1,012	$166	$(8)	$158	$1,170
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	1	—	—	1	—	2	—	1	1	3

Total interest income	523	490	—	3	—	1,016	166	(7)	159	1,175
Total interest expense	291	173	—	30	—	494	12	7	19	513

Net interest income (loss)	232	317	—	(27)	—	522	154	(14)	140	662
Less: provisions for loan losses	10	145	—	—	—	155	—	10	10	165

Net interest income (loss) after provisions for loan losses	222	172	—	(27)	—	367	154	(24)	130	497
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	15	7	166	—	(115)	73	—	—	—	73
Asset recovery revenue	—	—	132	—	—	132	—	—	—	132
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income	—	—	1	8	—	9	(154)	215	61	70

Total other income (loss)	15	7	299	8	(115)	214	(154)	215	61	275
Expenses:
Direct operating expenses	121	42	93	2	(115)	143	—	11	11	154
Overhead expenses	—	—	—	52	—	52	—	5	5	57

Operating expenses	121	42	93	54	(115)	195	—	16	16	211
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	2	2	2
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	61	61	61

Total expenses	121	42	93	54	(115)	195	—	79	79	274

Income (loss) from continuing operations, before income tax expense (benefit)	116	137	206	(73)	—	386	—	112	112	498
Income tax expense (benefit)(3)	44	51	76	(26)	—	145	—	46	46	191

Net income (loss) from continuing operations	72	86	130	(47)	$—	241	—	66	66	307
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	72	86	130	(47)	$—	241	—	66	66	307
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—

Net income (loss) attributable to Navient Corporation	$72	$86	$130	$(47)	$—	$241	$—	$66	$66	$307

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Quarter Ended June 30, 2014
(Dollars in millions)	Net Impact of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$35	$95	$—	$130
Total other income	6	55	—	61
Operating expenses	16	—	—	16
Goodwill and acquired intangible asset impairment and amortization	—	—	2	2
Restructuring and other reorganization expenses	61	—	—	61

Total “Core Earnings” adjustments to GAAP	$(36)	$150	$(2)	112

Income tax expense				46

Net income				$66

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Segment Reporting (Continued)

	Quarter Ended June 30, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$573	$513	$—	$—	$—	$1,086	$198	$46	$244	$1,330
Other loans	—	—	—	3	—	3	—	—	—	3
Cash and investments	2	—	—	1	—	3	—	1	1	4

Total interest income	575	513	—	4	—	1,092	198	47	245	1,337
Total interest expense	319	187	—	10	—	516	13	24	37	553

Net interest income (loss)	256	326	—	(6)	—	576	185	23	208	784
Less: provisions for loan losses	13	189	—	—	—	202	—	(1)	(1)	201

Net interest income (loss) after provisions for loan losses	243	137	—	(6)	—	374	185	24	209	583
Other income (loss):
Gains on sales of loans and investments	257	—	—	(6)	—	251	—	—	—	251
Servicing revenue	16	10	180	—	(137)	69	—	—	—	69
Asset recovery revenue	—	—	109	—	—	109	—	—	—	109
Gains on debt repurchases	—	—	—	19	—	19	—	—	—	19
Other income	—	—	—	—	—	—	(185)	227	42	42

Total other income (loss)	273	10	289	13	(137)	448	(185)	227	42	490
Expenses:
Direct operating expenses	143	51	88	3	(137)	148	—	38	38	186
Overhead expenses	—	—	—	37	—	37	—	21	21	58

Operating expenses	143	51	88	40	(137)	185	—	59	59	244
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	3	3	3
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	23	23	23

Total expenses	143	51	88	40	(137)	185	—	85	85	270

Income (loss) from continuing operations, before income tax expense (benefit)	373	96	201	(33)	—	637	—	166	166	803
Income tax expense (benefit)(3)	135	35	72	(13)	—	229	—	70	70	299

Net income (loss) from continuing operations	238	61	129	(20)	$—	408	—	96	96	504
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	39	—	—	39	—	(1)	(1)	38

Net income (loss)	238	61	168	(20)	$—	447	—	95	95	542
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)	(1)

Net income (loss) attributable to Navient Corporation	$238	$61	$168	$(20)	$—	$447	$—	$96	$96	$543

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Quarter Ended June 30, 2013
(Dollars in millions)	Net Impact of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$100	$109	$—	$209
Total other income	8	34	—	42
Operating expenses	59	—	—	59
Goodwill and acquired intangible asset impairment and amortization	—	—	3	3
Restructuring and other reorganization expenses	23	—	—	23

Total “Core Earnings” adjustments to GAAP	$26	$143	$(3)	166

Income tax expense				70
Income (loss) from discontinued operations				(1)
Net loss attributable to noncontrolling interest				(1)

Net income				$96

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Segment Reporting (Continued)

	Six Months Ended June 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$1,033	$985	$—	$—	$—	$2,018	$365	$78	$443	$2,461
Other loans	—	—	—	5	—	5	—	(1)	(1)	4
Cash and investments	2	—	—	2	—	4	—	2	2	6

Total interest income	1,035	985	—	7	—	2,027	365	79	444	2,471
Total interest expense	578	358	—	55	—	991	22	29	51	1,042

Net interest income (loss)	457	627	—	(48)	—	1,036	343	50	393	1,429
Less: provisions for loan losses	20	281	—	—	—	301	—	49	49	350

Net interest income (loss) after provisions for loan losses	437	346	—	(48)	—	735	343	1	344	1,079
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	26	8	335	—	(233)	136	—	—	—	136
Asset recovery revenue	—	—	243	—	—	243	—	—	—	243
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income	—	—	—	11	—	11	(343)	398	55	66

Total other income (loss)	26	8	578	11	(233)	390	(343)	398	55	445
Expenses:
Direct operating expenses	245	98	188	115	(233)	413	—	36	36	449
Overhead expenses	—	—	—	101	—	101	—	28	28	129

Operating expenses	245	98	188	216	(233)	514	—	64	64	578
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	6	6	6
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	87	87	87

Total expenses	245	98	188	216	(233)	514	—	157	157	671

Income (loss) from continuing operations, before income tax expense (benefit)	218	256	390	(253)	—	611	—	242	242	853
Income tax expense (benefit)(3)	83	95	146	(95)	—	229	—	99	99	328

Net income (loss) from continuing operations	135	161	244	(158)	$—	382	—	143	143	525
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	1	—	—	1	—	—	—	1

Net income (loss)	135	161	245	(158)	$—	383	—	143	143	526
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—

Net income (loss) attributable to Navient Corporation	$135	$161	$245	$(158)	$—	$383	$—	$143	$143	$526

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2014
(Dollars in millions)	Net Impact of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$136	$208	$—	$344
Total other income	14	41	—	55
Operating expenses	64	—	—	64
Goodwill and acquired intangible asset impairment and amortization	—	—	6	6
Restructuring and other reorganization expenses	87	—	—	87

Total “Core Earnings” adjustments to GAAP	$(1)	$249	$(6)	242

Income tax expense				99

Net income				$143

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Segment Reporting (Continued)

	Six Months Ended June 30, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$1,163	$1,013	$—	$—	$—	$2,176	$410	$102	$512	$2,688
Other loans	—	—	—	6	—	6	—	—	—	6
Cash and investments	4	—	—	2	—	6	—	2	2	8

Total interest income	1,167	1,013	—	8	—	2,188	410	104	514	2,702
Total interest expense	654	371	—	25	—	1,050	31	42	73	1,123

Net interest income (loss)	513	642	—	(17)	—	1,138	379	62	441	1,579
Less: provisions for loan losses	29	394	—	—	—	423	—	19	19	442

Net interest income (loss) after provisions for loan losses	484	248	—	(17)	—	715	379	43	422	1,137
Other income (loss):
Gains on sales of loans and investments	312	—	—	(5)	—	307	—	—	—	307
Servicing revenue	39	19	366	1	(286)	139	—	—	—	139
Asset recovery revenue	—	—	208	—	—	208	—	—	—	208
Gains on debt repurchases	—	—	—	48	—	48	(6)	—	(6)	42
Other income	—	—	—	—	—	—	(373)	419	46	46

Total other income (loss)	351	19	574	44	(286)	702	(379)	419	40	742
Expenses:
Direct operating expenses	300	97	173	5	(286)	289	—	70	70	359
Overhead expenses	—	—	—	78	—	78	—	44	44	122

Operating expenses	300	97	173	83	(286)	367	—	114	114	481
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	6	6	6
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	34	34	34

Total expenses	300	97	173	83	(286)	367	—	154	154	521

Income (loss) from continuing operations, before income tax expense (benefit)	535	170	401	(56)	—	1,050	—	308	308	1,358
Income tax expense (benefit)(3)	194	62	146	(21)	—	381	—	128	128	509

Net income (loss) from continuing operations	341	108	255	(35)	$—	669	—	180	180	849
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	40	—	—	40	—	(1)	(1)	39

Net income (loss)	341	108	295	(35)	$—	709	—	179	179	888
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)	(1)

Net income (loss) attributable to Navient Corporation	$341	$108	$295	$(35)	$—	$709	$—	$180	$180	$889

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2013
(Dollars in millions)	Net Impact of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$194	$228	$—	$422
Total other income	16	24	—	40
Operating expenses	114	—	—	114
Goodwill and acquired intangible asset impairment and amortization	—	—	6	6
Restructuring and other reorganization expenses	34	—	—	34

Total “Core Earnings” adjustments to GAAP	$62	$252	$(6)	308

Income tax expense				128
Income (loss) from discontinued operations				(1)
Net loss attributable to noncontrolling interest				(1)

Net income				$180

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off(1)	$(36)	$26	$(1)	$62
Net impact of derivative accounting(2)	150	143	249	252
Net impact of goodwill and acquired intangibles assets(3)	(2)	(3)	(6)	(6)
Net tax effect(4)	(46)	(70)	(99)	(128)

Total “Core Earnings” adjustments to GAAP	$66	$96	$143	$180

(1)

SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off: For “Core Earnings,” we assume the consumer banking business (SLM BankCo) was never a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014 and we have removed the restructuring and reorganization expense incurred in connection with the Spin-Off. Excluding these items provides management with a useful basis from which to better evaluate results from ongoing operations against results from prior periods. The adjustment relates to the exclusion of the consumer banking business and represents the operations, assets, liabilities and equity of SLM BankCo, which is comprised of Sallie Mae Bank, Upromise Rewards, the Insurance Business, and the Private Education Loan origination functions. Included in these amounts are also certain general corporate overhead expenses related to the consumer banking business. General corporate overhead consists of costs primarily associated with accounting, finance, legal, human resources, certain information technology costs, stock compensation, and executive management and the board of directors. These costs were generally allocated to the consumer banking business based on the proportionate level of effort provided to the consumer banking business relative to Old SLM using a relevant allocation driver (e.g., in proportion to the number of employees by function that were being transferred to SLM BankCo as opposed to remaining at Navient). All intercompany transactions between SLM BankCo and Navient have been eliminated. In addition, all preferred stock dividends are removed as SLM BankCo succeeded Old SLM as the issuer of the preferred stock in connection with the Spin-Off.

(2)

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

(3)	Goodwill and acquired intangible assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and amortization of acquired intangible assets.

(4)	Net tax effect: Such tax effect is based upon our “Core Earnings” effective tax rate for the year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form 10, as amended (our “Form 10”), filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2014, and declared effective on April 14, 2014.

This Quarterly Report on Form 10-Q contains “forward-looking” statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our Form 10 and our subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third parties, including counterparties to our derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings or the credit ratings of the United States of America; failures of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; failures to successfully implement cost-cutting initiatives and adverse effects of such initiatives on our business; risks associated with the recently completed separation of Navient and SLM Corporation into two, distinct publicly traded companies, including failure to achieve the expected benefits of the separation; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; changes in general economic conditions; our ability to successfully effectuate any acquisitions and other strategic initiatives; and changes in the demand for debt management services. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. We do not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in our expectations.

Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our Form 10.

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

Presentation of Information

Unless the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to:

•

“We,” “our,” “us,” or the “Company” with respect to any period on or prior to the date of the Spin-Off means and refers to Old SLM and its consolidated subsidiaries as constituted prior to the Spin-Off, and any references to “Navient,” “we,” “our,” “us,” or the “Company” with respect to any period after the date of the Spin-Off means and refers to Navient and its consolidated subsidiaries.

•

“Old SLM” refers to SLM Corporation, as it existed prior to the Spin-Off, and its consolidated subsidiaries. As part of an internal corporate reorganization of Old SLM, Old SLM was merged into a limited liability company and became a subsidiary of Navient, changing its name to “Navient, LLC.”

•

Navient’s historical business and operations refer to Old SLM’s portfolio of FFELP and Private Education Loans not held by Sallie Mae Bank, together with the servicing and asset recovery businesses that were retained by or transferred to Navient in connection with the internal corporate reorganization.

•

“SLM BankCo” refers to New BLC Corporation, which became the publicly traded successor to Old SLM on April 29, 2014 by virtue of a merger pursuant to Section 251(g) of the Delaware General Corporation Law (“DGCL”), and its consolidated subsidiaries. Following consummation of the merger, New BLC Corporation changed its name to SLM Corporation. After the Spin-Off, SLM BankCo’s business consists primarily of the consumer banking business previously operated by Old SLM, which includes Sallie Mae Bank and its portfolio of Private Education Loans, a new Private Education Loan servicing business and the Upromise Rewards business.

•

“Spin-Off” collectively refers to the internal reorganization of Old SLM on April 29, 2014 and the distribution of all of the shares of common stock of Navient to the holders of shares of SLM BankCo on April 30, 2014.

Spin-Off of Navient

On April 30, 2014, the previously announced separation of Navient from SLM BankCo was completed. The separation was effected through the distribution by SLM BankCo, on a one-to-one basis, of all the shares of common stock of Navient to the holders of shares of SLM Bank Co common stock, as of the close of business on April 22, 2014, the record date for the distribution. As a result of the distribution, Navient is an independent, publicly traded company that operates the education loan management, servicing and asset recovery business previously operated by Old SLM. Navient is comprised primarily of Old SLM’s portfolios of education loans that were not held in Sallie Mae Bank at the time of the separation, as well as servicing and asset recovery activities on those loans and loans held by third parties. The consumer banking business, SLM BankCo, is comprised primarily of Sallie Mae Bank and its Private Education Loan origination business, the Private Education Loans it holds and a related servicing business.

To implement the separation and distribution of Navient, an internal corporate reorganization of Old SLM was effected, pursuant to which, on April 29, 2014, SLM BankCo replaced Old SLM as the parent holding company pursuant to a holding company merger. In accordance with Section 251(g) of the DGCL, by action of the Old SLM board of directors and without a shareholder vote, Old SLM was merged into Navient, LLC, a wholly owned subsidiary of Old SLM, with Navient, LLC surviving. Immediately following the effective time of the merger, SLM BankCo changed its name to “SLM Corporation.” As part of the internal corporate reorganization and pursuant to the merger, all of the outstanding shares of Old SLM Series A preferred stock and Series B preferred stock were converted, on a one-to-one basis, into substantially identical shares of SLM BankCo preferred stock. Following the merger, the assets and liabilities associated with the education loan management, servicing and asset recovery business were transferred to Navient, and those assets and liabilities associated with the consumer banking were transferred to SLM BankCo. The Spin-Off is intended to be tax-free and on July 9, 2014, Navient received a private letter ruling from the Internal Revenue Service confirming the tax-free status of the Spin-Off and the related internal reorganization transactions. For further information on the Spin-Off and all related matters, please refer to our Form 10.

Due to the relative significance of Navient to Old SLM, among other factors, for financial reporting purposes Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to Old SLM, notwithstanding the legal form of the Spin-Off. As a result, the historical financial statements of Old SLM prior to the distribution on April 30, 2014 are the historical financial statements of Navient. For that reason the historical financial information related to periods on or prior to April 30, 2014 contained in this Quarterly Report on Form 10-Q is that of Old SLM, which includes the consolidated results of both the loan management, servicing and asset recovery business (Navient) and the consumer banking business (SLM BankCo). Since

Navient is the “accounting spinnor,” the GAAP financial statements of Navient reflect the deemed distribution of SLM BankCo to SLM BankCo’s stockholders on April 30, 2014, notwithstanding the legal form of the Spin-Off in which Navient common stock was distributed to the stockholders of SLM BankCo.

The following table shows the condensed balance sheet of SLM BankCo that the financial statements of Navient reflect as a shareholder distribution on April 30, 2014:

(Dollars in millions)	April 30, 2014
Assets
FFELP Loans, net	$1,380
Private Education Loans, net	7,204
Investments	139
Cash and cash equivalents	2,170
Other assets	883

Total assets	$11,776

Liabilities
Short-term borrowings	$6,491
Long-term borrowings	2,750
Other liabilities	825

Total liabilities	10,066

Equity
Preferred stock
Series A	165
Series B	400
Common equity	1,145

Total equity(1)	1,710

Total liabilities and equity	$11,776

(1)

In addition to the $1,710 million of consumer banking business net assets distributed, we also removed $41 million of goodwill from our balance sheet as required under ASC 350 in connection with the distribution. This goodwill was allocated to the consumer banking business based on relative fair value. This total of $1,751 million is the amount that appears on our consolidated statement of changes in stockholders’ equity in connection with the deemed distribution of the consumer banking business.

Navient’s Business

Navient is a loan management, servicing and asset recovery company.

Navient holds the largest portfolio of education loans insured or guaranteed under the FFELP, as well as the largest portfolio of Private Education Loans. FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. Private Education Loans are education loans to students or their families that are non-federal loans and not insured or guaranteed under FFELP. Private Education Loans bear the full credit risk of the customer and any cosigner and are made primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or students’ and families’ resources. As of June 30, 2014 approximately 86 percent of the FFELP Loans and 59 percent of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt through the use of securitization trusts.

Navient services its own portfolio of education loans, as well as those owned by banks, credit unions, non-profit education lenders and ED. Navient is one of four large servicers to ED under its Direct Student Loan Program (“DSLP”). It provides asset recovery services on its own portfolio (consisting of both education loans as well as other asset classes), and for guaranty agencies (which serve as intermediaries between the U.S. federal government and FFELP lenders and are responsible for paying claims on defaulted FFELP Loans), ED and other clients.

As of June 30, 2014, Navient’s principal assets consisted of:

•	$99.7 billion in FFELP Loans, with a student loan spread of 0.98 percent for the quarter ended June 30, 2014 on a “Core Earnings” basis and a weighted average life of 7.6 years;

•	$30.3 billion in Private Education Loans, with a student loan spread of 4.10 percent for the quarter ended June 30, 2014 on a “Core Earnings” basis and a weighted average life of 7.0 years;

•

a leading student loan servicing platform that services loans for more than 12 million FFELP Loan, DSLP loan and Private Education Loan customers (including cosigners), including 5.8 million customer accounts serviced under Navient’s contract with ED; and

•

a leading student loan asset recovery platform with an outstanding inventory of contingent asset recovery receivables of approximately $16.3 billion, of which approximately $13.5 billion was student loans and the remainder was other debt.

Navient’s Strengths and Opportunities

Navient possesses a number of competitive advantages that distinguishes it from its competitors, including:

Large, high quality asset base with predictable cash flows. At June 30, 2014, Navient’s $130 billion student loan portfolio is 80 percent funded to term and is expected to produce consistent and predictable cash flows over the remaining life of the portfolio. Navient’s $100 billion portfolio of FFELP Loans bears a maximum three-percent loss exposure due to the federal guarantee. Navient’s $30 billion portfolio of Private Education Loans bears the full credit risk of the borrower and cosigner. Navient expects that cash flows from its FFELP Loan and Private Education Loan portfolios will significantly exceed future debt service obligations.

Efficient and large scale servicing platform. Navient is the largest servicer of education loans, servicing more than 12 million customers with over $300 billion of loans. Navient has demonstrated scalable infrastructure with capacity to add volume at a low cost. Navient’s premier market share and tested servicing and asset recovery infrastructure make it well-positioned to expand its servicing and asset recovery businesses to additional third-party FFELP, federal, Private Education and other loan portfolios.

Superior operating performance. Navient has demonstrated superior default prevention performance and industry leading asset recovery services. Navient ranks first in cumulative default prevention performance according to an analysis of ED’s servicing contract results statistics since the start of the contract in 2009. Federal loan customers with loans serviced by Navient default at a rate 30 percent lower than the national average. Navient prides itself on a robust compliance culture driven by a “customer first” approach.

Strong capital return. As a result of the significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases.

Meaningful growth opportunities. Navient will pursue opportunistic acquisitions of FFELP and Private Education Loan portfolios as well as additional ED and third-party servicing and asset recovery fee income opportunities. Navient will leverage its large-scale servicing platform, superior default prevention and asset recovery performance, operating efficiency and regulatory compliance and risk management infrastructure in pursuing these and other growth opportunities.

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

To help customers manage these realities, Navient makes customer success and default prevention top priorities. Contact and counseling keep customers on track, and we believe we go beyond what is required in our efforts to assist customers with past-due student loan payments. That outreach pays off: approximately 90 percent of federal loan customers we reach successfully utilize the options available to them to resolve their delinquency. As a result of our outreach, the federal education loans Navient services default at rates 30 percent better than the national average.

Selected Historical Financial Information and Ratios

Although SLM BankCo is the entity that distributed the shares of Navient common stock to SLM BankCo common stockholders, for financial reporting purposes, Navient is treated as the “accounting spinnor” and therefore Navient, and not SLM BankCo, is the “accounting successor” to Old SLM. Hence, the following GAAP financial information to the extent related to periods on or prior to April 30, 2014 reflects the historical results of operations and financial condition of Old SLM, which is the accounting predecessor of Navient. For a discussion of how “Core Earnings” results are different than GAAP results, see “‘Core Earnings’ — Definitions and Limitations” and “Differences between ‘Core Earnings’ and GAAP.”

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2014	2013	2014	2013
GAAP Basis
Net income attributable to Navient Corporation	$307	$543	$526	$889
Diluted earnings per common share attributable to Navient Corporation	$.71	$1.20	$1.20	$1.94
Weighted average shares used to compute diluted earnings per common share	430	448	432	453
Return on assets	.87%	1.35%	.72%	1.08%

Ending FFELP Loans, net	$99,730	$108,491	$99,730	$108,491
Ending Private Education Loans, net	30,324	37,116	30,324	37,116

Ending total student loans, net	$130,054	$145,607	$130,054	$145,607

Average FFELP Loans	$100,926	$113,981	$102,322	$117,896
Average Private Education Loans	33,811	38,154	36,364	38,279

Average total student loans	$134,737	$152,135	$138,686	$156,175

“Core Earnings” Basis(1)
Net income attributable to Navient Corporation	$241	$447	$383	$709
Diluted earnings per common share attributable to Navient Corporation	$.56	$1.00	$.89	$1.56
Weighted average shares used to compute diluted earnings per common share	430	448	432	453
Return on assets	.70%	1.17%	.56%	.91%

Ending FFELP Loans, net	$99,730	$107,331	$99,730	$107,331
Ending Private Education Loans, net	30,324	31,781	30,324	31,781

Ending total student loans, net	$130,054	$139,112	$130,054	$139,112

Average FFELP Loans	$100,467	$112,891	$101,393	$116,831
Average Private Education Loans	31,408	32,619	31,467	32,411

Average total student loans	$131,875	$145,510	$132,860	$149,242

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

Navient is a loan management, servicing and asset recovery company. Navient holds the largest portfolio of student loans issued or guaranteed under the FFELP. Navient is also the largest holder of Private Education Loans. Navient services and performs asset recovery services on these loans for its own accounts, for guaranty agencies, and for loans owned by ED, financial institutions, banks, credit unions and non-profit education lenders.

The following discussion and analysis presents a review of our business and operations as of and for the quarter and six months ended June 30, 2014.

We monitor and assess our ongoing operations and results based on the following four reportable segments: (1) FFELP Loans (2) Private Education Loans, (3) Business Services and (4) Other. Our segment presentation excludes the results of the consumer banking business distributed on April 30, 2014. See “‘Core Earnings’ — Definition and Limitations” for further discussion.

FFELP Loans Segment

In the FFELP Loans segment, we acquire and finance FFELP Loans. Even though FFELP Loans are no longer originated, we continue to seek to acquire FFELP Loan portfolios to leverage our servicing scale to generate incremental earnings and cash flow. In this segment, we primarily earn net interest income on the FFELP Loan portfolio. This segment is expected to generate significant amounts of cash as the portfolio amortizes.

Private Education Loans Segment

In this segment, we acquire, finance and service Private Education Loans. Even though we no longer originate Private Education Loans, we continue to seek to acquire Private Education Loan portfolios to leverage our servicing scale to generate incremental earnings and cash flow. In this segment, we primarily earn net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of cash as the portfolio amortizes.

Business Services Segment

Our Business Services segment generates its revenue from servicing our FFELP Loan portfolio as well as providing servicing and asset recovery services for loans on behalf of Guarantors of FFELP Loans and other institutions, including ED.

Other

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from certain smaller wind-down and discontinued operations within this segment.

Key Financial Measures

Our operating results are primarily driven by net interest income from our student loan portfolios (which include financing costs), provision for loan losses, the revenues and expenses generated by our service businesses, and gains and losses on subsidiary sales, loan sales and debt repurchases. We manage and assess the performance of each business segment separately as each is focused on different customers and each derives its revenue from different activities and services. A brief summary of our key financial measures (net interest income; provisions for loan losses; charge-offs and delinquencies; servicing and asset recovery revenues; other income (loss); and operating expenses) can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10.

Second-Quarter 2014 Summary of Results

We report financial results on a GAAP basis and also present certain “Core Earnings” performance measures. Our management, board of directors, credit rating agencies, lenders and investors use these “Core Earnings” measures to monitor our business performance. See “‘Core Earnings’ — Definition and Limitations” for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”

Second-quarter 2014 GAAP net income was $307 million ($0.71 diluted earnings per share), versus net income of $543 million ($1.20 diluted earnings per share) in the second-quarter 2013. The changes in GAAP net income are impacted by the same “Core Earnings” items discussed below, as well as changes in net income attributable to (1) the financial results attributable to the operations of the consumer banking business prior to the Spin-Off on April 30, 2014 and related restructuring and reorganization expense incurred in connection with the Spin-Off, (2) unrealized, mark-to-market gains/losses on derivatives and (3) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP but have not been included in “Core Earnings” results. Second-quarter 2014 GAAP results included gains of $150 million from derivative accounting treatment that are excluded from “Core Earnings” results, compared with gains of $143 million in the year-ago period. See “Differences between ‘Core Earnings’ and GAAP” for a complete reconciliation between GAAP net income and “Core Earnings.”

“Core Earnings” for the second-quarter 2014 were $241 million ($0.56 diluted earnings per share), compared with $447 million ($1.00 diluted earnings per share) for the year-ago quarter.

Last year, management undertook a series of actions to improve shareholder value, including the sale of residual interests in several FFELP securitization trusts, the divestiture of two subsidiaries, debt repurchases, and the strategic separation of Navient from Old SLM, which was completed on April 30, 2014. Adjusting for these transactions, second quarter 2014 “Core Earnings” increased $0.04 per share compared to the year-ago quarter, primarily due to increased servicing and asset recovery revenue and lower provisions for loan losses. The table below summarizes the impact of these items on “Core Earnings”:

Impact of items related to improving shareholder value

(Dollars in millions)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase (Decrease) in “Core Earnings”
Gains from sales of residual interests in FFELP securitization trusts	$—	$257	$(257)
Gains from sales of subsidiaries, net of tax	—	38	(38)
Debt repurchase gains	—	19	(19)

Other items

(Dollars in millions)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Increase (Decrease) in “Core Earnings”
Servicing, asset recovery and other revenue	$214	$178	$36
Provisions for loan losses	155	202	47
Operating expenses	195	185	(10)
Net interest income before provisions for loan losses	522	576	(54)

In addition, during the first six months of 2014, we:

•	issued $2.7 billion of FFELP asset-backed securities (“ABS”), $676 million of Private Education Loan ABS and $850 million of unsecured bonds;

•

closed on a new $8 billion FFELP Loan asset-backed commercial paper (“ABCP”) facility that matures in January 2016. This facility replaced an existing $5.5 million FFELP ABCP facility which was retired in January 2014;

•	closed a $1.0 billion Private Education Loan ABS commercial paper facility. The facility, which matures in June 2015, will be available for Private Education Loan refinancing and acquisitions;

•	repurchased 12.2 million common shares for $265 million on the open market (8.3 million common shares for $200 million pre-Spin-Off, and 3.9 million common shares for $65 million post-Spin-Off); and

•	authorized $400 million in May 2014 to be utilized in a new common share repurchase program.

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

GAAP Statements of Income (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2014	2013	$	%	2014	2013	$	%
Interest income:
FFELP Loans	$631	$703	$(72)	(10)%	$1,278	$1,439	$(161)	(11)%
Private Education Loans	539	627	(88)	(14)	1,183	1,249	(66)	(5)
Other loans	2	3	(1)	(33)	4	6	(2)	(33)
Cash and investments	3	4	(1)	(25)	6	8	(2)	(25)

Total interest income	1,175	1,337	(162)	(12)	2,471	2,702	(231)	(9)
Total interest expense	513	553	(40)	(7)	1,042	1,123	(81)	(7)

Net interest income	662	784	(122)	(16)	1,429	1,579	(150)	(9)
Less: provisions for loan losses	165	201	(36)	(18)	350	442	(92)	(21)

Net interest income after provisions for loan losses	497	583	(86)	(15)	1,079	1,137	(58)	(5)
Other income (loss):
Gains on sales of loans and investments	—	251	(251)	(100)	—	307	(307)	(100)
Gains (losses) on derivative and hedging activities, net	61	18	43	239	53	(13)	66	508
Servicing revenue	73	69	4	6	136	139	(3)	(2)
Asset recovery revenue	132	109	23	21	243	208	35	17
Gains on debt repurchases	—	19	(19)	(100)	—	42	(42)	(100)
Other income	9	24	(15)	(63)	13	59	(46)	(78)

Total other income	275	490	(215)	(44)	445	742	(297)	(40)
Expenses:
Operating expenses	211	244	(33)	(14)	578	481	97	20
Goodwill and acquired intangible asset impairment and amortization expense	2	3	(1)	(33)	6	6	—	—
Restructuring and other reorganization expenses	61	23	38	165	87	34	53	156

Total expenses	274	270	4	1	671	521	150	29

Income from continuing operations, before income tax expense	498	803	(305)	(38)	853	1,358	(505)	(37)
Income tax expense	191	299	(108)	(36)	328	509	(181)	(36)

Net income from continuing operations	307	504	(197)	(39)	525	849	(324)	(38)
Income from discontinued operations, net of tax expense	—	38	(38)	(100)	1	39	(38)	(97)

Net income	307	542	(235)	(43)	526	888	(362)	(41)
Less: net loss attributable to noncontrolling interest	—	(1)	1	(100)	—	(1)	1	(100)

Net income attributable to Navient Corporation	307	543	(236)	(43)	526	889	(363)	(41)
Preferred stock dividends	2	5	(3)	(60)	6	10	(4)	(40)

Net income attributable to Navient Corporation common stock	$305	$538	$(233)	(43)%	$520	$879	$(359)	(41)%

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$.72	$1.14	$(.42)	(37)%	$1.22	$1.88	$(.66)	(35)%
Discontinued operations	—	.08	(.08)	(100)	—	.09	(.09)	(100)

Total	$.72	$1.22	$(.50)	(41)%	$1.22	$1.97	$(.75)	(38)%

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$.71	$1.12	$(.41)	(37)%	$1.20	$1.85	$(.65)	(35)%
Discontinued operations	—	.08	(.08)	(100)	—	.09	(.09)	(100)

Total	$.71	$1.20	$(.49)	(41)%	$1.20	$1.94	$(.74)	(38)%

Dividends per common share attributable to Navient Corporation	$.15	$.15	$—	—%	$.30	$.30	$—	—%

Consolidated Earnings Summary — GAAP-basis

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

For the three months ended June 30, 2014, net income was $307 million, or $0.71 diluted earnings per common share, compared with net income of $543 million, or $1.20 diluted earnings per common share, for the three months ended June 30, 2013. The decrease in net income was primarily due to $257 million in gains from the sale of Residual Interests in FFELP Loan securitization trusts that occurred in the year-ago quarter, a $38 million after-tax gain from the sale of the Campus Solutions business in the year-ago quarter, a $122 million decline in net interest income, a $19 million decrease in debt repurchase gains, a $15 million decrease in other income, and higher restructuring and other reorganization costs of $38 million, which was partially offset by a $36 million decline in the provision for loan losses, lower operating expenses of $33 million, a $43 million increase in net gains on derivative and hedging activities and a $27 million increase in servicing and asset recovery revenue.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•

Net interest income decreased by $122 million due to a reduction in FFELP net interest income resulting from a $13 billion decline in average FFELP Loans outstanding. This decline in FFELP Loans was due, in part, to the sale of Residual Interests in FFELP Loan securitization trusts in the first half of 2013. There were approximately $12 billion of FFELP Loans in these trusts at the time of sale. Also contributing to the decrease was SLM BankCo’s net interest income attributable to the Company declining $54 million between the periods primarily as a result of the deemed distribution on April 30, 2014.

•

Provisions for loan losses declined $36 million primarily as a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends leading to decreases in expected future charge-offs.

•

Gains on sales of loans and investments decreased by $251 million as the result of a $257 million gain on the sale of the Residual Interests in FFELP Loan securitization trusts in the year-ago quarter. There were no sales in the current quarter.

•

Gains (losses) on derivative and hedging activities, net, increased $43 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•	Servicing and asset recovery revenue increased $27 million primarily as a result of an increase in the number of accounts serviced and an increase in asset recovery volumes.

•	Gains on debt repurchases decreased $19 million. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•

Other income decreased $15 million primarily due to a $21 million decrease in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•

Operating expenses decreased $33 million primarily as a result of SLM BankCo’s operating expenses attributable to the Company declining $44 million between the periods primarily as a result of the deemed distribution on April 30, 2014. This was partially offset primarily by increases in our third-party servicing and asset recovery activities.

•	Restructuring and other reorganization expenses increased $38 million to $61 million. These expenses were primarily related to third-party costs incurred in connection with the Spin-Off.

We repurchased 3.9 million shares and 9.1 million shares of our common stock during the three months ended June 30, 2014 and 2013, respectively, as part of our common share repurchase programs. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 18 million common shares from the year-ago quarter.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

For the six months ended June 30, 2014, net income was $526 million, or $1.20 diluted earnings per common share, compared with net income of $889 million, or $1.94 diluted earnings per common share, for the six months ended June 30, 2013. The decrease in net income was primarily due to $312 million in gains from the sale of Residual Interests in FFELP Loan securitization trusts that occurred in the first half of 2013, a $38 million after-tax gain from the sale of the Campus Solutions business in the year-ago period, a $150 million decline in net interest income, a $42 million decrease in debt repurchase gains, a $46 million decrease in other income, higher operating expenses of $97 million and higher restructuring and other reorganization costs of $53 million, which was partially offset by a $92 million decline in the provision for loan losses, a $66 million increase in net gains on derivative and hedging activities and a $32 million increase in servicing and asset recovery revenue.

The primary contributors to each of the identified drivers of changes in net income for the current six-month period compared with the year-ago six-month period are as follows:

•

Net interest income decreased by $150 million due to a reduction in FFELP net interest income resulting from a $16 billion decline in average FFELP Loans outstanding. This decline in FFELP Loans was due, in part, to the sale of Residual Interests in FFELP Loan securitization trusts in the first half of 2013. There were approximately $12 billion of FFELP Loans in these trusts at the time of sale. Also contributing to the decrease was SLM BankCo’s net interest income attributable to the Company declining $27 million between the periods primarily as a result of the deemed distribution on April 30, 2014.

•

Provisions for loan losses declined $92 million primarily as a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends leading to decreases in expected future charge-offs.

•

Gains on sales of loans and investments decreased by $307 million as the result of $312 million in gains on the sales of the Residual Interests in FFELP Loan securitization trusts in the first-half of 2013. There were no sales in the current six-month period.

•

Gains (losses) on derivative and hedging activities, net, increased $66 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•	Servicing and asset recovery revenue increased $32 million primarily as a result of an increase in the number of accounts serviced and an increase in asset recovery volumes.

•	Gains on debt repurchases decreased $42 million. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•

Other income decreased $46 million primarily due to a $55 million decrease in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•

The primary driver of the increase in direct operating expenses for the six months ended June 30, 2014 compared with the prior-year period was $103 million of additional reserve recorded in first-quarter 2014 for pending regulatory matters. During the second quarter, Navient entered into agreements with the

United States Department of Justice (“DOJ”) and Federal Deposit Insurance Corporation (the “FDIC”) to resolve these previously reported regulatory matters.

Operating expenses excluding the regulatory reserve discussed above decreased $6 million, primarily due to SLM BankCo’s operating expenses attributable to the Company declining $50 million between the periods primarily as a result of the deemed distribution on April 30, 2014. This was partially offset primarily by increases in our third-party servicing and asset recovery activities.

•	Restructuring and other reorganization expenses increased $53 million to $87 million. These expenses were primarily related to third-party costs incurred in connection with the Spin-Off.

We repurchased 12.2 million shares and 19.3 million shares of our common stock during the six months ended June 30, 2014 and 2013, respectively, as part of our common share repurchase programs. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 21 million common shares from the year-ago period.

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

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for three items, discussed below, that are either related to the Spin-Off or create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the three items we remove to result in our “Core Earnings” presentations are:

1.	The financial results attributable to the operations of the consumer banking business (SLM BankCo) prior to the Spin-Off and related restructuring and reorganization expense incurred in connection with the Spin-Off. For GAAP purposes, Navient reflected the deemed distribution of SLM BankCo on April 30, 2014. For “Core Earnings,” we exclude the consumer banking business as if it had never been a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014;

2.	Our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness resulting in unrealized, mark-to-market gains/losses; and

3.	The accounting for goodwill and acquired intangible assets.

While GAAP provides a uniform, comprehensive basis of accounting, for the reasons described above, our “Core Earnings” basis of presentation does not. “Core Earnings” are subject to certain general and specific limitations that investors should carefully consider. For example, there is no comprehensive, authoritative guidance for management reporting. Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Accordingly, our “Core Earnings” presentation does not represent a comprehensive basis of accounting. Investors, therefore, may not be able to compare our performance with that of other financial services companies based upon “Core Earnings.” “Core

Earnings” results are only meant to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely used by management, our board of directors, credit rating agencies, lenders and investors to assess performance.

Old SLM’s definition of “Core Earnings” did not exclude the financial results attributable to the operations of the consumer banking business and related restructuring and reorganization expense incurred in connection with the Spin-Off. In the second quarter of 2014, in connection with the Spin-Off, Navient included this additional adjustment as a part of “Core Earnings” to allow better comparability of Navient’s results to pre-Spin-Off historical periods. All prior periods in this Quarterly Report on Form 10-Q have been restated to conform to Navient’s revised definition of “Core Earnings.”

The following tables show “Core Earnings” for each business segment and our business as a whole along with the adjustments made to the income/expense items to reconcile the amounts to our reported GAAP results as required by GAAP and reported in “Note 12 — Segment Reporting.”

	Quarter Ended June 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$522	$490	$—	$—	$—	$1,012	$166	$(8)	$158	$1,170
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	1	—	—	1	—	2	—	1	1	3

Total interest income	523	490	—	3	—	1,016	166	(7)	159	1,175
Total interest expense	291	173	—	30	—	494	12	7	19	513

Net interest income (loss)	232	317	—	(27)	—	522	154	(14)	140	662
Less: provisions for loan losses	10	145	—	—	—	155	—	10	10	165

Net interest income (loss) after provisions for loan losses	222	172	—	(27)	—	367	154	(24)	130	497
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	15	7	166	—	(115)	73	—	—	—	73
Asset recovery revenue	—	—	132	—	—	132	—	—	—	132
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income	—	—	1	8	—	9	(154)	215	61	70

Total other income (loss)	15	7	299	8	(115)	214	(154)	215	61	275
Expenses:
Direct operating expenses	121	42	93	2	(115)	143	—	11	11	154
Overhead expenses	—	—	—	52	—	52	—	5	5	57

Operating expenses	121	42	93	54	(115)	195	—	16	16	211
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	2	2	2
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	61	61	61

Total expenses	121	42	93	54	(115)	195	—	79	79	274

Income (loss) from continuing operations, before income tax expense (benefit)	116	137	206	(73)	—	386	—	112	112	498
Income tax expense (benefit)(3)	44	51	76	(26)	—	145	—	46	46	191

Net income (loss) from continuing operations	72	86	130	(47)	$—	241	—	66	66	307
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	72	86	130	(47)	$—	241	—	66	66	307
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—

Net income (loss) attributable to Navient Corporation	$72	$86	$130	$(47)	$—	$241	$—	$66	$66	$307

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Quarter Ended June 30, 2014
(Dollars in millions)	Net Impact of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$35	$95	$—	$130
Total other income	6	55	—	61
Operating expenses	16	—	—	16
Goodwill and acquired intangible asset impairment and amortization	—	—	2	2
Restructuring and other reorganization expenses	61	—	—	61

Total “Core Earnings” adjustments to GAAP	$(36)	$150	$(2)	112

Income tax expense				46

Net income				$66

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Quarter Ended June 30, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$573	$513	$—	$—	$—	$1,086	$198	$46	$244	$1,330
Other loans	—	—	—	3	—	3	—	—	—	3
Cash and investments	2	—	—	1	—	3	—	1	1	4

Total interest income	575	513	—	4	—	1,092	198	47	245	1,337
Total interest expense	319	187	—	10	—	516	13	24	37	553

Net interest income (loss)	256	326	—	(6)	—	576	185	23	208	784
Less: provisions for loan losses	13	189	—	—	—	202	—	(1)	(1)	201

Net interest income (loss) after provisions for loan losses	243	137	—	(6)	—	374	185	24	209	583
Other income (loss):
Gains on sales of loans and investments	257	—	—	(6)	—	251	—	—	—	251
Servicing revenue	16	10	180	—	(137)	69	—	—	—	69
Asset recovery revenue	—	—	109	—	—	109	—	—	—	109
Gains on debt repurchases	—	—	—	19	—	19	—	—	—	19
Other income	—	—	—	—	—	—	(185)	227	42	42

Total other income (loss)	273	10	289	13	(137)	448	(185)	227	42	490
Expenses:
Direct operating expenses	143	51	88	3	(137)	148	—	38	38	186
Overhead expenses	—	—	—	37	—	37	—	21	21	58

Operating expenses	143	51	88	40	(137)	185	—	59	59	244
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	3	3	3
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	23	23	23

Total expenses	143	51	88	40	(137)	185	—	85	85	270

Income (loss) from continuing operations, before income tax expense (benefit)	373	96	201	(33)	—	637	—	166	166	803
Income tax expense (benefit)(3)	135	35	72	(13)	—	229	—	70	70	299

Net income (loss) from continuing operations	238	61	129	(20)	$—	408	—	96	96	504
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	39	—	—	39	—	(1)	(1)	38

Net income (loss)	238	61	168	(20)	$—	447	—	95	95	542
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)	(1)

Net income (loss) attributable to Navient Corporation	$238	$61	$168	$(20)	$—	$447	$—	$96	$96	$543

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Quarter Ended June 30, 2013
(Dollars in millions)	Net Impact of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$100	$109	$—	$209
Total other income	8	34	—	42
Operating expenses	59	—	—	59
Goodwill and acquired intangible asset impairment and amortization	—	—	3	3
Restructuring and other reorganization expenses	23	—	—	23

Total “Core Earnings” adjustments to GAAP	$26	$143	$(3)	166

Income tax expense				70
Income (loss) from discontinued operations				(1)
Net loss attributable to noncontrolling interest				(1)

Net income				$96

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$1,033	$985	$—	$—	$—	$2,018	$365	$78	$443	$2,461
Other loans	—	—	—	5	—	5	—	(1)	(1)	4
Cash and investments	2	—	—	2	—	4	—	2	2	6

Total interest income	1,035	985	—	7	—	2,027	365	79	444	2,471
Total interest expense	578	358	—	55	—	991	22	29	51	1,042

Net interest income (loss)	457	627	—	(48)	—	1,036	343	50	393	1,429
Less: provisions for loan losses	20	281	—	—	—	301	—	49	49	350

Net interest income (loss) after provisions for loan losses	437	346	—	(48)	—	735	343	1	344	1,079
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	26	8	335	—	(233)	136	—	—	—	136
Asset recovery revenue	—	—	243	—	—	243	—	—	—	243
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income	—	—	—	11	—	11	(343)	398	55	66

Total other income (loss)	26	8	578	11	(233)	390	(343)	398	55	445
Expenses:
Direct operating expenses	245	98	188	115	(233)	413	—	36	36	449
Overhead expenses	—	—	—	101	—	101	—	28	28	129

Operating expenses	245	98	188	216	(233)	514	—	64	64	578
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	6	6	6
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	87	87	87

Total expenses	245	98	188	216	(233)	514	—	157	157	671

Income (loss) from continuing operations, before income tax expense (benefit)	218	256	390	(253)	—	611	—	242	242	853
Income tax expense (benefit)(3)	83	95	146	(95)	—	229	—	99	99	328

Net income (loss) from continuing operations	135	161	244	(158)	$—	382	—	143	143	525
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	1	—	—	1	—	—	—	1

Net income (loss)	135	161	245	(158)	$—	383	—	143	143	526
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—

Net income (loss) attributable to Navient Corporation	$135	$161	$245	$(158)	$—	$383	$—	$143	$143	$526

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2014
(Dollars in millions)	Net Impact of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$136	$208	$—	$344
Total other income	14	41	—	55
Operating expenses	64	—	—	64
Goodwill and acquired intangible asset impairment and amortization	—	—	6	6
Restructuring and other reorganization expenses	87	—	—	87

Total “Core Earnings” adjustments to GAAP	$(1)	$249	$(6)	242

Income tax expense				99

Net income				$143

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$1,163	$1,013	$—	$—	$—	$2,176	$410	$102	$512	$2,688
Other loans	—	—	—	6	—	6	—	—	—	6
Cash and investments	4	—	—	2	—	6	—	2	2	8

Total interest income	1,167	1,013	—	8	—	2,188	410	104	514	2,702
Total interest expense	654	371	—	25	—	1,050	31	42	73	1,123

Net interest income (loss)	513	642	—	(17)	—	1,138	379	62	441	1,579
Less: provisions for loan losses	29	394	—	—	—	423	—	19	19	442

Net interest income (loss) after provisions for loan losses	484	248	—	(17)	—	715	379	43	422	1,137
Other income (loss):
Gains on sales of loans and investments	312	—	—	(5)	—	307	—	—	—	307
Servicing revenue	39	19	366	1	(286)	139	—	—	—	139
Asset recovery revenue	—	—	208	—	—	208	—	—	—	208
Gains on debt repurchases	—	—	—	48	—	48	(6)	—	(6)	42
Other income	—	—	—	—	—	—	(373)	419	46	46

Total other income (loss)	351	19	574	44	(286)	702	(379)	419	40	742
Expenses:
Direct operating expenses	300	97	173	5	(286)	289	—	70	70	359
Overhead expenses	—	—	—	78	—	78	—	44	44	122

Operating expenses	300	97	173	83	(286)	367	—	114	114	481
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	6	6	6
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	34	34	34

Total expenses	300	97	173	83	(286)	367	—	154	154	521

Income (loss) from continuing operations, before income tax expense (benefit)	535	170	401	(56)	—	1,050	—	308	308	1,358
Income tax expense (benefit)(3)	194	62	146	(21)	—	381	—	128	128	509

Net income (loss) from continuing operations	341	108	255	(35)	$—	669	—	180	180	849
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	40	—	—	40	—	(1)	(1)	39

Net income (loss)	341	108	295	(35)	$—	709	—	179	179	888
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)	(1)

Net income (loss) attributable to Navient Corporation	$341	$108	$295	$(35)	$—	$709	$—	$180	$180	$889

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2013
(Dollars in millions)	Net Impact of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$194	$228	$—	$422
Total other income	16	24	—	40
Operating expenses	114	—	—	114
Goodwill and acquired intangible asset impairment and amortization	—	—	6	6
Restructuring and other reorganization expenses	34	—	—	34

Total “Core Earnings” adjustments to GAAP	$62	$252	$(6)	308

Income tax expense				128
Income (loss) from discontinued operations				(1)
Net loss attributable to noncontrolling interest				(1)

Net income				$180

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Differences between “Core Earnings” and GAAP

The following discussion summarizes the differences between “Core Earnings” and GAAP net income and details each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
“Core Earnings” net income attributable to Navient Corporation	$241	$447	$383	$709

“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off	(36)	26	(1)	62
Net impact of derivative accounting	150	$143	$249	$252
Net impact of goodwill and acquired intangible assets	(2)	(3)	(6)	(6)
Net tax effect	(46)	(70)	(99)	(128)

Total “Core Earnings” adjustments to GAAP	66	96	143	180

GAAP net income attributable to Navient Corporation	$307	$543	$526	$889

1) SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off: On April 30, 2014, the Spin-Off of Navient from Old SLM was completed and Navient is now an independent, publicly-traded company. Due to the relative significance of Navient to Old SLM prior to the Spin-Off, among other factors, for financial reporting purposes Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to Old SLM as constituted prior to the Spin-Off, notwithstanding the legal form of the Spin-Off. Since Navient is treated for accounting purposes as the “accounting spinnor,” the GAAP financial statements of Navient reflect the deemed distribution of SLM BankCo to SLM BankCo’s stockholders on April 30, 2014.

For “Core Earnings,” we assume the consumer banking business (SLM BankCo) was never a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014 and we have removed the restructuring and reorganization expense incurred in connection with the Spin-Off. Excluding these items provides management with a useful basis from which to better evaluate results from ongoing operations against results from prior periods. The adjustment relates to the exclusion of the consumer banking business and represents the operations, assets, liabilities and equity of SLM BankCo, which is comprised of Sallie Mae Bank, Upromise Rewards, the Insurance Business, and the Private Education Loan origination functions. Included in these amounts are also certain general corporate overhead expenses related to the consumer banking business. General corporate overhead consists of costs primarily associated with accounting, finance, legal, human resources, certain information technology costs, stock compensation, and executive management and the board of directors. These costs were generally allocated to the consumer banking business based on the proportionate level of effort provided to the consumer banking business relative to Old SLM using a relevant allocation driver (e.g., in proportion to the number of employees by function that were being transferred to SLM BankCo as opposed to remaining at Navient). All intercompany transactions between SLM BankCo and Navient have been eliminated. In addition, all preferred stock dividends are removed as SLM BankCo succeeded Old SLM as the issuer of the preferred stock in connection with the Spin-Off.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
SLM BankCo net income, before income tax expense	$25	$49	$86	$96
Restructuring and reorganization expense in connection with the Spin-Off	(61)	(23)	(87)	(34)

Total net impact of SLM BankCo	$(36)	$26	$(1)	$62

2) Derivative Accounting: “Core Earnings” exclude periodic unrealized gains and losses that are caused by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP, as well as the periodic unrealized gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP. These unrealized gains and losses occur in our FFELP Loans, Private Education Loans and Other business segments. Under GAAP, for our derivatives that are held to maturity, the cumulative net unrealized gain or loss over the life of the contract will equal $0 except for Floor Income Contracts, where the cumulative unrealized gain will equal the amount for which we sold the contract. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.

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

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$61	$18	$53	$(13)
Plus: Realized losses on derivative and hedging activities, net(1)	154	185	343	373

Unrealized gains on derivative and hedging activities, net(2)	215	203	396	360
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(59)	(76)	(135)	(152)
Other derivative accounting adjustments(3)	(6)	16	(12)	44

Total net impact of derivative accounting(4)	$150	$143	$249	$252

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Floor Income Contracts	$132	$297	$313	$486
Basis swaps	12	(15)	11	(19)
Foreign currency hedges	54	(67)	15	(99)
Other	17	(12)	57	(8)

Total unrealized gains on derivative and hedging activities, net	$215	$203	$396	$360

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(166)	$(198)	$(365)	$(410)
Net settlement income on interest rate swaps reclassified to net interest income	12	13	22	31
Foreign exchange derivatives gains reclassified to other income	—	—	—	—
Net realized gains on terminated derivative contracts reclassified to other income	—	—	—	6

Total reclassifications of realized losses on derivative and hedging activities	$(154)	$(185)	$(343)	$(373)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of June 30, 2014, derivative accounting has reduced GAAP equity by approximately $760 million as a result of cumulative net unrealized losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Beginning impact of derivative accounting on GAAP equity	$(854)	$(1,027)	$(926)	$(1,080)
Net impact of net unrealized gains (losses) under derivative accounting(1)	94	104	166	157

Ending impact of derivative accounting on GAAP equity	$(760)	$(923)	$(760)	$(923)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Total pre-tax net impact of derivative accounting recognized in net income(a)	$150	$143	$249	$252
Tax impact of derivative accounting adjustments recognized in net income	(54)	(54)	(76)	(113)
Change in unrealized gain (losses) on derivatives, net of tax recognized in other comprehensive income	(2)	15	(7)	18

Net impact of net unrealized gains (losses) under derivative accounting	$94	$104	$166	$157

(a)	See “‘Core Earnings’ derivative adjustments” table above.

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core

Earnings” in future periods. As of June 30, 2014, the remaining amortization term of the net floor premiums was approximately 2.00 years for existing contracts. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

(Dollars in millions)	June 30, 2014	June 30, 2013
Unamortized net Floor premiums (net of tax)(1)	$(274)	$(452)

(1)	$(433) million and $(720) million on a pre-tax basis as of June 30, 2014 and 2013, respectively.

3) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
“Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(3)	$(3)	$(6)	$(6)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
“Core Earnings” interest income:
FFELP Loans	$522	$573	(9)%	$1,033	$1,163	(11)%
Cash and investments	1	2	(50)	2	4	(50)

Total “Core Earnings” interest income	523	575	(9)	1,035	1,167	(11)
Total “Core Earnings” interest expense	291	319	(9)	578	654	(12)

Net “Core Earnings” interest income	232	256	(9)	457	513	(11)
Less: provision for loan losses	10	13	(23)	20	29	(31)

Net “Core Earnings” interest income after provision for loan losses	222	243	(9)	437	484	(10)
Gains on sales of loans and investments	—	257	(100)	—	312	(100)
Servicing revenue	15	16	(6)	26	39	(33)

Total other income	15	273	(95)	26	351	(93)
Direct operating expenses	121	143	(15)	245	300	(18)
Restructuring and other reorganization expenses	—	—	—	—	—	—

Total expenses	121	143	(15)	245	300	(18)

Income before income tax expense	116	373	(69)	218	535	(59)
Income tax expense	44	135	(67)	83	194	(57)

“Core Earnings”	$72	$238	(70)%	$135	$341	(60)%

“Core Earnings” from the FFELP Loans segment were $72 million in the second quarter of 2014, compared with $238 million in the year-ago quarter. The decrease is primarily due to the $257 million gain from the sale of Residual Interests in FFELP Loan securitization trusts in the year-ago quarter, as well as a reduction in net interest income due to the decrease in FFELP Loans outstanding. “Core Earnings” key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
FFELP Loan spread	.98%	.97%	.96%	.95%
Net interest margin	.89%	.87%	.88%	.85%
Provision for loan losses	$10	$13	$20	$29
Charge-offs	$15	$20	$37	$42
Charge-off rate	.08%	.10%	.10%	.10%
Total delinquency rate	14.8%	15.7%	14.8%	15.7%
Greater than 90-day delinquency rate	7.0%	8.1%	7.0%	8.1%
Forbearance rate	17.2%	16.5%	17.2%	16.5%

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP-basis FFELP Loan net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
“Core Earnings” basis FFELP Loan yield	2.49%	2.59%	2.53%	2.61%
Hedged Floor Income	.24	.27	.27	.26
Unhedged Floor Income	.24	.09	.14	.07
Consolidation Loan Rebate Fees	(.65)	(.65)	(.65)	(.67)
Repayment Borrower Benefits	(.11)	(.11)	(.11)	(.11)
Premium amortization	(.13)	(.16)	(.12)	(.15)

“Core Earnings” basis FFELP Loan net yield	2.08	2.03	2.06	2.01
“Core Earnings” basis FFELP Loan cost of funds	(1.10)	(1.06)	(1.10)	(1.06)

“Core Earnings” basis FFELP Loan spread	.98	.97	.96	.95
“Core Earnings” basis other interest-earning asset spread impact	(.09)	(.10)	(.08)	(.10)

“Core Earnings” basis FFELP Loan net interest margin(1)	.89%	.87%	.88%	.85%

“Core Earnings” basis FFELP Loan net interest margin(1)	.89%	.87%	.88%	.85%
Adjustment for GAAP accounting treatment(2)	.38	.38	.41	.39

GAAP-basis FFELP Loan net interest margin(1)	1.27%	1.25%	1.29%	1.24%

(1)	The average balances of our FFELP Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
FFELP Loans	$100,467	$112,891	$101,393	$116,831
Other interest-earning assets	3,949	5,264	3,922	5,409

Total FFELP Loan “Core Earnings” basis interest-earning assets	$104,416	$118,155	$105,315	$122,240

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

As of June 30, 2014, our FFELP Loan portfolio totaled approximately $100 billion, comprised of $38 billion of FFELP Stafford loans and $62 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios is 5 years and 9 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 4 percent and 3 percent, respectively.

Floor Income

The following table analyzes on a “Core Earnings” basis the ability of the FFELP Loans in our portfolio to earn Floor Income after June 30, 2014 and 2013, based on interest rates as of those dates.

	June 30, 2014			June 30, 2013
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Student loans eligible to earn Floor Income	$86.0	$12.4	$98.4	$92.0	$13.9	$105.9
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(43.4)	(0.9)	(44.3)	(46.5)	(1.0)	(47.5)
Less: economically hedged Floor Income Contracts	(27.2)	—	(27.2)	(31.7)	—	(31.7)

Student loans eligible to earn Floor Income	$15.4	$11.5	$26.9	$13.8	$12.9	$26.7

Student loans earning Floor Income	$15.3	$0.6	$15.9	$13.8	$0.7	$14.5

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged through Floor Income Contracts for the period July 1, 2014 to June 30, 2016. The hedges related to these loans do not qualify as accounting hedges.

(Dollars in billions)	July 1, 2014 to December 31, 2014	2015	2016
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged(1)	$27.2	$27.2	$10.4

(1)

The remaining projected unamortized net Floor premium balance (pre-tax) related to Floor Income Contracts as of December 31, 2014, 2015 and 2016 is $314 million, $77 million, and $0 million, respectively.

Gains on Sales of Loans and Investments

The decrease in gains on sales of loans and investments from the year-ago quarter and the first six months of 2013 was the result of $257 million and $312 million, respectively, in gains from the sale of Residual Interests in FFELP Loan securitization trusts in the year-ago periods. There were no similar transactions in the current periods.

We will continue to service the student loans in the trusts that were sold under existing agreements. The sales removed securitization trust assets of $12.5 billion and related liabilities of $12.1 billion from the balance sheet during the six months ended June 30, 2013.

Operating Expenses — FFELP Loans

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged by the

Business Services segment and included in those amounts was $115 million and $137 million for the quarters ended June 30, 2014 and 2013, respectively, and $233 million and $286 million for the six months ended June 30, 2014 and 2013, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 48 basis points and 51 basis points of average FFELP Loans in the quarters ended June 30, 2014 and 2013, respectively, and 49 basis points and 52 basis points of average FFELP Loans in the six months ended June 30, 2014 and 2013, respectively. The decrease in operating expenses from the prior-year quarter was primarily the result of the reduction in the average outstanding balance of our FFELP Loan portfolio.

Private Education Loans Segment

The following table includes “Core Earnings” results for our Private Education Loans segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
“Core Earnings” interest income:
Private Education Loans	$490	$513	(4)%	$985	$1,013	(3)%
Cash and investments	—	—	—	—	—	—

Total “Core Earnings” interest income	490	513	(4)	985	1,013	(3)
Total “Core Earnings” interest expense	173	187	(7)	358	371	(4)

Net “Core Earnings” interest income	317	326	(3)	627	642	(2)
Less: provision for loan losses	145	189	(23)	281	394	(29)

Net “Core Earnings” interest income after provision for loan losses	172	137	26	346	248	40
Servicing revenue	7	10	(30)	8	19	(58)
Direct operating expenses	42	51	(18)	98	97	1
Restructuring and other reorganization expenses	—	—	—	—	—	—

Total expenses	42	51	(18)	98	97	1

Income before income tax expense	137	96	43	256	170	51
Income tax expense	51	35	46	95	62	53

“Core Earnings”	$86	$61	41%	$161	$108	49%

Quarterly “Core Earnings” were $86 million compared with $61 million in the year-ago quarter. The increase is primarily the result of a $44 million decrease in the provision for Private Education Loan losses. “Core Earnings” key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Private Education Loan spread	4.10%	4.10%	4.05%	4.09%
Net interest margin	4.00%	3.86%	3.96%	3.84%
Provision for loan losses	$145	$189	$281 (1)	$394
Charge-offs	$166	$212	$385	$444
Charge-off rate	2.5%	3.0%	2.9%	3.2%
Total delinquency rate	7.1%	8.4%	7.1%	8.4%
Greater than 90-day delinquency rate	3.2%	4.0%	3.2%	4.0%
Forbearance rate	4.2%	3.9%	4.2%	3.9%
Loans in repayment greater than 12 months	90.9%	82.6%	90.9%	82.6%
Cosigner rate	64%	62%	64%	62%
Average FICO	718	717	718	717

(1)

Prior to the Spin-Off, Sallie Mae Bank sold $666 million of loans to Old SLM in the quarter ended March 31, 2014 for (1) securitization transactions at Old SLM and (2) to enable Old SLM to manage loans either granted forbearance or were 90 days or more past due. In the quarter ended March 31, 2014, $29 million of the allowance for loan loss balance was transferred from Sallie Mae Bank to Old SLM. As a result, Old SLM did not need to provide additional provision for loan losses for these loans in the quarter ended March 31, 2014. Had the allowance not transferred from Sallie Mae Bank to Old SLM, the provision would have been $310 million for the six months ended June 30, 2014.

Private Education Loan Net Interest Margin

The following table shows the “Core Earnings” basis Private Education Loan net interest margin along with reconciliation to the GAAP-basis Private Education Loan net interest margin before provision for loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
“Core Earnings” basis Private Education Loan yield	6.27%	6.31%	6.31%	6.30%
“Core Earnings” basis Private Education Loan cost of funds	(2.17)	(2.21)	(2.26)	(2.21)

“Core Earnings” basis Private Education Loan spread	4.10	4.10	4.05	4.09
“Core Earnings” basis other interest-earning asset spread impact	(.10)	(.24)	(.09)	(.25)

“Core Earnings” basis Private Education Loan net interest margin(1)	4.00%	3.86%	3.96%	3.84%

“Core Earnings” basis Private Education Loan net interest margin(1)	4.00%	3.86%	3.96%	3.84%
Adjustment for GAAP accounting treatment(2)	.11	.22	.26	.26

GAAP basis Private Education Loan net interest margin(1)	4.11%	4.08%	4.22%	4.10%

(1)	The average balances of our Private Education Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Private Education Loans	$31,408	$32,619	$31,467	$32,411
Other interest-earning assets	491	1,245	492	1,339

Total Private Education Loan “Core Earnings” basis interest-earning assets	$31,899	$33,864	$31,959	$33,750

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Difference between ‘Core Earnings’ and GAAP” above.

Private Education Loan Provision for Loan Losses

In establishing the allowance for Private Education Loan losses as of June 30, 2014, we considered several factors with respect to our Private Education Loan portfolio. In particular, we continue to see improvement in credit quality and continuing positive delinquency and charge-off trends in connection with this portfolio. On a “Core Earnings” basis, total loans delinquent (as a percentage of loans in repayment) have decreased to 7.1 percent from 8.4 percent in the year-ago quarter. Loans greater than 90 days delinquent (as a percentage of loans in repayment) have decreased to 3.2 percent from 4.0 percent in the year-ago quarter. The charge-off rate decreased to 2.5 percent from 3.0 percent in the year-ago quarter. Loans in forbearance (as a percentage of loans in repayment and forbearance) increased to 4.2 percent from 3.9 percent in the year-ago quarter.

Apart from the overall improvements discussed above that had the effect of reducing the provision for loan losses in the second-quarter 2014 compared to the year-ago quarter, Private Education Loans that have defaulted between 2007 and 2014 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue to not do so. Our allowance for loan losses takes into account these potential recovery uncertainties. In the second-quarter 2014, we increased our allowance related to these potential recovery shortfalls by approximately $68 million.

The Private Education Loan provision for loan losses on a “Core Earnings” basis was $145 million in the second quarter of 2014, down $44 million from the second quarter of 2013, and $281 million for the first six months of 2014, down $113 million from the year-ago period. The decline in both periods was primarily a result of the overall improvement in credit quality and performance trends discussed above, leading to decreases in expected future charge-offs.

Operating Expenses — Private Education Loans Segment

Operating expenses for our Private Education Loans segment include costs incurred to service and collect on our Private Education Loan portfolio. Direct operating expenses as a percentage of revenues (revenues calculated as net interest income after provision plus total other income) were 23 percent and 35 percent in the quarters ended June 30, 2014 and 2013, respectively, and 28 percent and 36 percent in the six months ended June 30, 2014 and 2013, respectively.

Business Services Segment

The following table includes “Core Earnings” results for our Business Services segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Net interest income	$—	$—	—%	$—	$—	—%
Servicing revenue:
Intercompany loan servicing	115	137	(16)	234	286	(18)
Third-party loan servicing	42	33	27	83	60	38
Guarantor servicing	9	10	(10)	18	20	(10)

Total servicing revenue	166	180	(8)	335	366	(8)
Asset recovery revenue	132	109	21	243	208	17
Other Business Services revenue	1	—	100	—	—	—

Total other income	299	289	3	578	574	1
Direct operating expenses	93	88	6	188	173	9
Restructuring and other reorganization expenses	—	—	—	—	—	—

Total expenses	93	88	6	188	173	9

Income from continuing operations, before income tax expense	206	201	2	390	401	(3)
Income tax expense	76	72	6	146	146	—

Net income from continuing operations	130	129	1	244	255	(4)
Income from discontinued operations, net of tax expense	—	39	(100)	1	40	(98)

“Core Earnings”	$130	$168	(23)%	$245	$295	(17)%

“Core Earnings” were $130 million in the second quarter of 2014, compared with $168 million in the year-ago quarter. The decrease is primarily due to the $38 million after-tax gain recognized on the Campus Solutions sale in the year-ago quarter. Key segment metrics are:

	As of June 30,
(Dollars in billions)	2014	2013
Asset recovery receivables	$16.3	$14.6
Number of accounts serviced for ED (in millions)	5.8	5.2
Total federal loans serviced	$272	$245

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $100 billion and $116 billion for the quarters ended June 30, 2014 and 2013, respectively, and $102 billion and $119 billion for the six months ended June 30, 2014 and 2013, respectively. The decline in the average balance of FFELP Loans outstanding along with the related intercompany loan servicing revenue from the year-ago period is primarily the result of normal amortization of the portfolio, as well as the sale of our Residual Interests in $12 billion of securitized FFELP Loans in the first half of 2013.

Third-party loan servicing income increased $9 million from the year-ago quarter and $23 million for the first six months compared with the prior-year period primarily due to the increase in ED servicing revenue (discussed below) as well as a result of the sale of Residual Interests in FFELP Loan securitization trusts in 2013. (See “FFELP Loans Segment” for further discussion.) When we sold the Residual Interests, we retained the right to service the trusts. As such, servicing income that had previously been recorded as intercompany loan servicing income is now recognized as third-party loan servicing income.

We are servicing approximately 5.8 million accounts under the ED Servicing Contract as of June 30, 2014, compared with 5.2 million accounts serviced at June 30, 2013. Third-party loan servicing fees in the quarters ended June 30, 2014 and 2013 included $31 million and $26 million, respectively, of servicing revenue related to the ED Servicing Contract.

Our asset recovery revenue consists of fees we receive for asset recovery of delinquent debt on behalf of third-party clients performed on a contingent basis. Asset recovery revenue increased $23 million in the current quarter compared with the year-ago quarter and $35 million for the first six months of 2014 compared with the prior-year period as a result of the higher asset recovery volume.

In second-quarter 2013, we sold our Campus Solutions and 529 college savings plan administration businesses, which resulted in a $38 million after-tax gain. The results related to these businesses for all periods presented have been reclassified as discontinued operations and are shown on an after-tax basis.

Revenues related to services performed on FFELP Loans accounted for 78 percent and 80 percent, respectively, of total segment revenues for the quarters ended June 30, 2014 and 2013, and 78 percent and 81 percent, respectively, of total segment revenues for the six months ended June 30, 2014 and 2013.

Operating Expenses — Business Services Segment

Operating expenses for our Business Services segment primarily include costs incurred to service our FFELP Loan portfolio, third-party servicing and asset recovery costs, and other operating costs. The increase in operating expenses in the quarter ended June 30, 2014 compared with the year-ago quarter was primarily the result of an increase in our third-party servicing and asset recovery activities. This increase in activity resulted in a $32 million increase in related revenue from second-quarter 2013 to second-quarter 2014.

Other Segment

The following table includes “Core Earnings” results of our Other segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Net interest loss after provision for loan losses	$(27)	$(6)	350%	$(48)	$(17)	182%
Losses on sales of loans and investments	—	(6)	(100)	—	(5)	(100)
Gains on debt repurchases	—	19	(100)	—	48	(100)
Other	8	—	100	11	1	1,000

Total other income	8	13	(38)	11	44	(75)
Direct operating expenses	2	3	(33)	115	5	2,200
Overhead expenses:
Corporate overhead	27	18	50	53	39	36
Unallocated information technology costs	25	19	32	48	39	23

Total overhead expenses	52	37	41	101	78	29

Total operating expenses	54	40	35	216	83	160
Restructuring and other reorganization expenses	—	—	—	—	—	—

Total expenses	54	40	35	216	83	160

Loss before income tax benefit	(73)	(33)	121	(253)	(56)	352
Income tax benefit	(26)	(13)	100	(95)	(21)	352

“Core Earnings” (loss)	$(47)	$(20)	135%	$(158)	$(35)	351%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses includes net interest loss related to our corporate liquidity portfolio, partially offset by net interest income related to our mortgage and consumer loan portfolios.

Gains on Debt Repurchases

We repurchased $5 million and $70 million face amount of our debt for the quarters ended June 30, 2014 and 2013, respectively, and $5 million and $997 million face amount of our debt for the six months ended June 30, 2014 and 2013, respectively. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

Direct Operating Expenses — Other Segment

The primary driver of the increase in direct operating expenses for the six months ended June 30, 2014 compared with the prior-year period was $111 million of additional reserve recorded in first-quarter 2014 for regulatory matters. During the second quarter of 2014, Navient entered into agreements with the DOJ and FDIC to resolve previously reported regulatory matters.

Overhead — Other Segment

Corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations. The increase in overhead expenses in the three and six months ended June 30, 2014 compared with the year-ago periods is primarily due to temporary information technology costs incurred to provide related support to SLM BankCo under various transition services agreements entered into in connection with the Spin-Off as well as stock-based compensation expense in connection with the Spin-Off.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$100,926	2.51%	$113,981	2.48%	$102,322	2.52%	$117,896	2.46%
Private Education Loans	33,811	6.40	38,154	6.59	36,364	6.56	38,279	6.58
Other loans	93	9.36	123	9.64	96	9.52	128	9.50
Cash and investments	7,014	.13	9,395	.17	7,543	.15	9,636	.17

Total interest-earning assets	141,844	3.32%	161,653	3.32%	146,325	3.41%	165,939	3.28%

Non-interest-earning assets	3,411		4,287		3,766		4,426

Total assets	$145,255		$165,940		$150,091		$170,365

Average Liabilities and Equity
Short-term borrowings	$7,678	.67%	$17,122	.98%	$10,452	.76%	$18,091	1.00%
Long-term borrowings	130,534	1.54	140,170	1.46	131,819	1.53	143,554	1.45

Total interest-bearing liabilities	138,212	1.49%	157,292	1.41%	142,271	1.48%	161,645	1.40%

Non-interest-bearing liabilities	2,537		3,390		2,758		3,531
Equity	4,506		5,258		5,062		5,189

Total liabilities and equity	$145,255		$165,940		$150,091		$170,365

Net interest margin		1.87%		1.94%		1.97%		1.92%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
Three Months Ended June 30, 2014 vs. 2013
Interest income	$(162)	$2	$(164)
Interest expense	(40)	29	(69)

Net interest income	$(122)	$(28)	$(94)

Six Months Ended June 30, 2014 vs. 2013
Interest income	$(231)	$97	$(328)
Interest expense	(81)	58	(139)

Net interest income	$(150)	$40	$(190)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net — GAAP Basis

	June 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$536	$—	$536	$344	$880
Grace, repayment and other(2)	36,761	61,540	98,301	31,368	129,669

Total, gross	37,297	61,540	98,837	31,712	130,549
Unamortized premium/(discount)	571	418	989	(674)	315
Receivable for partially charged-off loans	—	—	—	1,269	1,269
Allowance for loan losses	(62)	(34)	(96)	(1,983)	(2,079)

Total student loan portfolio	$37,806	$61,924	$99,730	$30,324	$130,054

% of total FFELP	38%	62%	100%
% of total	29%	48%	77%	23%	100%

	December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$742	$—	$742	$2,629	$3,371
Grace, repayment and other(2)	38,752	64,178	102,930	36,371	139,301

Total, gross	39,494	64,178	103,672	39,000	142,672
Unamortized premium/(discount)	602	433	1,035	(704)	331
Receivable for partially charged-off loans	—	—	—	1,313	1,313
Allowance for loan losses	(75)	(44)	(119)	(2,097)	(2,216)

Total student loan portfolio	$40,021	$64,567	$104,588	$37,512	$142,100

% of total FFELP	38%	62%	100%
% of total	28%	46%	74%	26%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Ending Student Loan Balances, net — “Core Earnings” Basis

	June 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$536	$—	$536	$344	$880
Grace, repayment and other(2)	36,761	61,540	98,301	31,368	129,669

Total, gross	37,297	61,540	98,837	31,712	130,549
Unamortized premium/(discount)	571	418	989	(674)	315
Receivable for partially charged-off loans	—	—	—	1,269	1,269
Allowance for loan losses	(62)	(34)	(96)	(1,983)	(2,079)

Total student loan portfolio	$37,806	$61,924	$99,730	$30,324	$130,054

% of total FFELP	38%	62%	100%
% of total	29%	48%	77%	23%	100%

	December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$739	$—	$739	$438	$1,177
Grace, repayment and other(2)	38,232	63,274	101,506	31,999	133,505

Total, gross	38,971	63,274	102,245	32,437	134,682
Unamortized premium/(discount)	601	430	1,031	(709)	322
Receivable for partially charged-off loans	—	—	—	1,313	1,313
Allowance for loan losses	(73)	(40)	(113)	(2,035)	(2,148)

Total student loan portfolio	$39,499	$63,664	$103,163	$31,006	$134,169

% of total FFELP	38%	62%	100%
% of total	30%	47%	77%	23%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Average Student Loan Balances (net of unamortized premium/discount) — GAAP Basis

	Three Months Ended June 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,408	$62,518	$100,926	$33,811	$134,737
% of FFELP	38%	62%	100%
% of total	29%	46%	75%	25%	100%

	Three Months Ended June 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$42,516	$71,465	$113,981	$38,154	$152,135
% of FFELP	37%	63%	100%
% of total	28%	47%	75%	25%	100%

	Six Months Ended June 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$39,041	$63,281	$102,322	$36,364	$138,686
% of FFELP	38%	62%	100%
% of total	28%	46%	74%	26%	100%

	Six Months Ended June 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$43,115	$74,781	$117,896	$38,279	$156,175
% of FFELP	37%	63%	100%
% of total	27%	48%	75%	25%	100%

Average Student Loan Balances (net of unamortized premium/discount) — “Core Earnings” Basis

	Three Months Ended June 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,408	$62,059	$100,467	$31,408	$131,875
% of FFELP	38%	62%	100%
% of total	29%	47%	76%	24%	100%

	Three Months Ended June 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$42,516	$70,375	$112,891	$32,619	$145,510
% of FFELP	38%	62%	100%
% of total	29%	49%	78%	22%	100%

	Six Months Ended June 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$39,041	$62,352	$101,393	$31,467	$132,860
% of FFELP	39%	61%	100%
% of total	29%	47%	76%	24%	100%

	Six Months Ended June 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$43,115	$73,716	$116,831	$32,411	$149,242
% of FFELP	37%	63%	100%
% of total	29%	49%	78%	22%	100%

Student Loan Activity — GAAP Basis

	Three Months Ended June 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$39,088	$63,547	$102,635	$38,157	$140,792
Acquisitions and originations	344	474	818	123	941
Capitalized interest and premium/discount amortization	281	271	552	157	709
Consolidations to third parties	(418)	(349)	(767)	(26)	(793)
Sales	—	—	—	—	—
Distribution of SLM BankCo	(495)	(885)	(1,380)	(7,204)	(8,584)
Repayments and other	(994)	(1,134)	(2,128)	(883)	(3,011)

Ending balance	$37,806	$61,924	$99,730	$30,324	$130,054

	Three Months Ended June 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$43,005	$76,190	$119,195	$37,465	$156,660
Acquisitions and originations	57	74	131	390	521
Capitalized interest and premium/discount amortization	285	272	557	210	767
Consolidations to third parties	(378)	(235)	(613)	(25)	(638)
Sales(1)	(30)	(8,398)	(8,428)	—	(8,428)
Repayments and other	(1,065)	(1,286)	(2,351)	(924)	(3,275)

Ending balance	$41,874	$66,617	$108,491	$37,116	$145,607

	Six Months Ended June 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$40,021	$64,567	$104,588	$37,512	$142,100
Acquisitions and originations	622	650	1,272	1,645	2,917
Capitalized interest and premium/discount amortization	588	575	1,163	368	1,531
Consolidations to third parties	(822)	(626)	(1,448)	(59)	(1,507)
Sales	—	—	—	—	—
Distribution of SLM BankCo	(495)	(885)	(1,380)	(7,204)	(8,584)
Repayments and other	(2,108)	(2,357)	(4,465)	(1,938)	(6,403)

Ending balance	$37,806	$61,924	$99,730	$30,324	$130,054

	Six Months Ended June 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$44,289	$81,323	$125,612	$36,934	$162,546
Acquisitions and originations	158	127	285	1,795	2,080
Capitalized interest and premium/discount amortization	580	585	1,165	410	1,575
Consolidations to third parties	(823)	(510)	(1,333)	(49)	(1,382)
Sales(2)	(102)	(12,147)	(12,249)	—	(12,249)
Repayments and other	(2,228)	(2,761)	(4,989)	(1,974)	(6,963)

Ending balance	$41,874	$66,617	$108,491	$37,116	$145,607

(1)	Includes $8.3 billion of student loans in connection with the sale of Residual Interests in FFELP Loan securitization trusts.

(2)	Includes $12.0 billion of student loans in connection with the sale of Residual Interests in FFELP Loan securitization trusts.

Student Loan Activity — “Core Earnings” Basis

	Three Months Ended June 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$38,585	$62,655	$101,240	$30,949	$132,189
Acquisitions	344	474	818	93	911
Capitalized interest and premium/discount amortization	280	269	549	153	702
Consolidations to third parties	(416)	(347)	(763)	(25)	(788)
Sales	—	—	—	—	—
Repayments and other	(987)	(1,127)	(2,114)	(846)	(2,960)

Ending balance	$37,806	$61,924	$99,730	$30,324	$130,054

	Three Months Ended June 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$42,634	$75,483	$118,117	$31,633	$149,750
Acquisitions	20	3	23	828	851
Capitalized interest and premium/discount amortization	282	265	547	192	739
Consolidations to third parties	(373)	(229)	(602)	(21)	(623)
Sales(1)	(30)	(8,398)	(8,428)	—	(8,428)
Repayments and other	(1,051)	(1,275)	(2,326)	(851)	(3,177)

Ending balance	$41,482	$65,849	$107,331	$31,781	$139,112

	Six Months Ended June 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$39,499	$63,664	$103,163	$31,006	$134,169
Acquisitions	623	649	1,272	765	2,037
Capitalized interest and premium/discount amortization	581	564	1,145	336	1,481
Consolidations to third parties	(815)	(621)	(1,436)	(51)	(1,487)
Sales	—	—	—	—	—
Repayments and other	(2,082)	(2,332)	(4,414)	(1,732)	(6,146)

Ending balance	$37,806	$61,924	$99,730	$30,324	$130,054

	Six Months Ended June 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$43,932	$80,640	$124,572	$31,486	$156,058
Acquisitions	98	26	124	1,714	1,838
Capitalized interest and premium/discount amortization	574	573	1,147	374	1,521
Consolidations to third parties	(815)	(501)	(1,316)	(42)	(1,358)
Sales(2)	(102)	(12,147)	(12,249)	—	(12,249)
Repayments and other	(2,205)	(2,742)	(4,947)	(1,751)	(6,698)

Ending balance	$41,482	$65,849	$107,331	$31,781	$139,112

(1)	Includes $8.3 billion of student loans in connection with the sale of Residual Interests in FFELP Loan securitization trusts.

(2)	Includes $12.0 billion of student loans in connection with the sale of Residual Interests in FFELP Loan securitization trusts.

Student Loan Allowance for Loan Losses Activity — GAAP Basis

	Three Months Ended June 30,
	2014			2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$107	$2,059	$2,166	$147	$2,170	$2,317
Less:
Charge-offs(1)	(15)	(166)	(181)	(20)	(212)	(232)
Student loan sales	—	—	—	(8)	—	(8)
Distribution of SLM BankCo	(6)	(69)	(75)	—	—	—
Plus:
Provision for loan losses	10	155	165	14	187	201
Reclassification of interest reserve(2)	—	4	4	—	4	4

Ending balance	$96	$1,983	$2,079	$133	$2,149	$2,282

Troubled debt restructuring(3)	$—	$9,650	$9,650	$—	$8,094	$8,094

	Six Months Ended June 30,
	2014			2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$119	$2,097	$2,216	$159	$2,171	$2,330
Less:
Charge-offs(1)	(37)	(385)	(422)	(42)	(444)	(486)
Student loan sales	—	—	—	(14)	—	(14)
Distribution of SLM BankCo	(6)	(69)	(75)	—	—	—
Plus:
Provision for loan losses	20	330	350	30	412	442
Reclassification of interest reserve(2)	—	10	10	—	10	10

Ending balance	$96	$1,983	$2,079	$133	$2,149	$2,282

Troubled debt restructuring(3)	$—	$9,650	$9,650	$—	$8,094	$8,094

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

(3)	Represents the recorded investment of loans classified as troubled debt restructuring.

Student Loan Allowance for Loan Losses Activity — “Core Earnings” Basis

	Three Months Ended June 30,
	2014			2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$101	$1,987	$2,088	$143	$2,105	$2,248
Less:
Charge-offs(1)	(15)	(166)	(181)	(20)	(212)	(232)
Student loan sales	—	—	—	(8)	—	(8)
Plus:
Provision for loan losses	10	145	155	13	189	202
Reclassification of interest reserve(2)	—	4	4	—	4	4
Other transactions	—	13	13	—	12	12

Ending balance	$96	$1,983	$2,079	$128	$2,098	$2,226

Troubled debt restructuring(3)	$—	$9,650	$9,650	$—	$8,094	$8,094

	Six Months Ended June 30,
	2014			2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$113	$2,035	$2,148	$155	$2,106	$2,261
Less:
Charge-offs(1)	(37)	(385)	(422)	(42)	(444)	(486)
Student loan sales	—	—	—	(14)	—	(14)
Plus:
Provision for loan losses	20	281	301	29	394	423
Reclassification of interest reserve(2)	—	10	10	—	10	10
Other transactions	—	42	42	—	32	32

Ending balance	$96	$1,983	$2,079	$128	$2,098	$2,226

Troubled debt restructuring(3)	$—	$9,650	$9,650	$—	$8,094	$8,094

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

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance – GAAP Basis

	FFELP Loan Delinquencies
	June 30,
	2014		2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$11,794		$15,239
Loans in forbearance(2)	14,929		15,236
Loans in repayment and percentage of each status:
Loans current	61,438	85.2%	64,801	84.1%
Loans delinquent 31-60 days(3)	3,531	4.9	3,750	4.9
Loans delinquent 61-90 days(3)	2,112	2.9	2,156	2.8
Loans delinquent greater than 90 days(3)	5,033	7.0	6,356	8.2

Total FFELP Loans in repayment	72,114	100%	77,063	100%

Total FFELP Loans, gross	98,837		107,538
FFELP Loan unamortized premium	989		1,086

Total FFELP Loans	99,826		108,624
FFELP Loan allowance for losses	(96)		(133)

FFELP Loans, net	$99,730		$108,491

Percentage of FFELP Loans in repayment		73.0%		71.7%

Delinquencies as a percentage of FFELP Loans in repayment		14.8%		15.9%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		17.2%		16.5%

(1)

Loans for customers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for customers who have requested extension of grace period during employment transition or who have temporarily ceased making payments due to hardship or other factors.

(2)

Loans for customers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

FFELP Loan Delinquencies and Forbearance — “Core Earnings” Basis

	FFELP Loan Delinquencies
	June 30,
	2014		2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$11,794		$15,120
Loans in forbearance(2)	14,929		15,018
Loans in repayment and percentage of each status:
Loans current	61,438	85.2%	64,261	84.3%
Loans delinquent 31-60 days(3)	3,531	4.9	3,682	4.8
Loans delinquent 61-90 days(3)	2,112	2.9	2,109	2.8
Loans delinquent greater than 90 days(3)	5,033	7.0	6,186	8.1

Total FFELP Loans in repayment	72,114	100%	76,238	100%

Total FFELP Loans, gross	98,837		106,376
FFELP Loan unamortized premium	989		1,084

Total FFELP Loans	99,826		107,460
FFELP Loan allowance for losses	(96)		(128)

FFELP Loans, net	$99,730		$107,332

Percentage of FFELP Loans in repayment		73.0%		71.7%

Delinquencies as a percentage of FFELP Loans in repayment		14.8%		15.7%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		17.2%		16.5%

(1)

Loans for customers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for customers who have requested extension of grace period during employment transition or who have temporarily ceased making payments due to hardship or other factors.

(2)

Loans for customers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP Basis

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Allowance at beginning of period	$107	$147	$119	$159
Provision for FFELP Loan losses	10	14	20	30
Charge-offs	(15)	(20)	(37)	(42)
Student loan sales	—	(8)	—	(14)
Distribution of SLM BankCo	(6)	—	(6)	—

Allowance at end of period	$96	$133	$96	$133

Charge-offs as a percentage of average loans in repayment (annualized)	.08%	.10%	.10%	.10%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.07%	.08%	.09%	.09%
Allowance as a percentage of ending total loans, gross	.10%	.12%	.10%	.12%
Allowance as a percentage of ending loans in repayment	.13%	.17%	.13%	.17%
Allowance coverage of charge-offs (annualized)	1.6	1.7	1.3	1.6
Ending total loans, gross	$98,837	$107,538	$98,837	$107,538
Average loans in repayment	$72,621	$81,423	$73,056	$84,323
Ending loans in repayment	$72,114	$77,063	$72,114	$77,063

Allowance for FFELP Loan Losses — “Core Earnings” Basis

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Allowance at beginning of period	$101	$143	$113	$155
Provision for FFELP Loan losses	10	13	20	29
Charge-offs	(15)	(20)	(37)	(42)
Student loan sales	—	(8)	—	(14)

Allowance at end of period	$96	$128	$96	$128

Charge-offs as a percentage of average loans in repayment (annualized)	.08%	.10%	.10%	.10%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.07%	.08%	.08%	.08%
Allowance as a percentage of ending total loans, gross	.10%	.12%	.10%	.12%
Allowance as a percentage of ending loans in repayment	.13%	.17%	.13%	.17%
Allowance coverage of charge-offs (annualized)	1.6	1.6	1.3	1.5
Ending total loans, gross	$98,837	$106,376	$98,837	$106,376
Average loans in repayment	$72,297	$80,621	$72,391	$85,530
Ending loans in repayment	$72,114	$76,238	$72,114	$76,238

Private Education Loans Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP Basis

	Private Education Loan Delinquencies
	June 30,
	2014		2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,375		$5,896
Loans in forbearance(2)	1,201		1,160
Loans in repayment and percentage of each status:
Loans current	25,202	92.9%	29,196	92.3%
Loans delinquent 31-60 days(3)	670	2.5	792	2.5
Loans delinquent 61-90 days(3)	391	1.4	495	1.6
Loans delinquent greater than 90 days(3)	873	3.2	1,144	3.6

Total Private Education Loans in repayment	27,136	100%	31,627	100%

Total Private Education Loans, gross	31,712		38,683
Private Education Loan unamortized discount	(674)		(752)

Total Private Education Loans	31,038		37,931
Private Education Loan receivable for partially charged-off loans	1,269		1,334
Private Education Loan allowance for losses	(1,983)		(2,149)

Private Education Loans, net	$30,324		$37,116

Percentage of Private Education Loans in repayment		85.6%		81.8%

Delinquencies as a percentage of Private Education Loans in repayment		7.1%		7.7%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.2%		3.5%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		90.9%		79.3%

Percentage of Private Education Loans with a cosigner		64%		66%

Average FICO at origination		718		721

(1)

Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)

Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

Private Education Loan Delinquencies and Forbearance — “Core Earnings” Basis

	Private Education Loan Delinquencies
	June 30,
	2014		2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,375		$3,599
Loans in forbearance(2)	1,201		1,156
Loans in repayment and percentage of each status:
Loans current	25,202	92.9%	26,141	91.6%
Loans delinquent 31-60 days(3)	670	2.5	774	2.7
Loans delinquent 61-90 days(3)	391	1.4	486	1.7
Loans delinquent greater than 90 days(3)	873	3.2	1,144	4.0

Total Private Education Loans in repayment	27,136	100%	28,545	100%

Total Private Education Loans, gross	31,712		33,300
Private Education Loan unamortized discount	(674)		(755)

Total Private Education Loans	31,038		32,545
Private Education Loan receivable for partially charged-off loans	1,269		1,334
Private Education Loan allowance for losses	(1,983)		(2,098)

Private Education Loans, net	$30,324		$31,781

Percentage of Private Education Loans in repayment		85.6%		85.7%

Delinquencies as a percentage of Private Education Loans in repayment		7.1%		8.4%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.2%		3.9%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		90.9%		82.6%

Percentage of Private Education Loans with a cosigner		64%		62%

Average FICO at origination		718		717

(1)

Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)

Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

Allowance for Private Education Loan Losses — GAAP Basis

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Allowance at beginning of period	$2,059	$2,170	$2,097	$2,171
Provision for Private Education Loan losses	155	187	330	412
Charge-offs(1)	(166)	(212)	(385)	(444)
Reclassification of interest reserve(2)	4	4	10	10
Distribution of SLM BankCo	(69)	—	(69)	—

Allowance at end of period	$1,983	$2,149	$1,983	$2,149

Charge-offs as a percentage of average loans in repayment (annualized)	2.3%	2.7%	2.6%	2.8%
Allowance as a percentage of ending total loans	6.0%	5.4%	6.0%	5.4%
Allowance as a percentage of ending loans in repayment	7.3%	6.8%	7.3%	6.8%
Average coverage of charge-offs (annualized)	3.0	2.5	2.6	2.4
Ending total loans(3)	$32,981	$40,017	$32,981	$40,017
Average loans in repayment	$28,599	$31,618	$29,999	$31,631
Ending loans in repayment	$27,136	$31,627	$27,136	$31,627

Allowance for Private Education Loan Losses — “Core Earnings” Basis

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Allowance at beginning of period	$1,987	$2,105	$2,035	$2,106
Provision for Private Education Loan losses	145	189	281	394
Charge-offs(1)	(166)	(212)	(385)	(444)
Reclassification of interest reserve(2)	4	4	10	10
Other transactions	13	12	42	32

Allowance at end of period	$1,983	$2,098	$1,983	$2,098

Charge-offs as a percentage of average loans in repayment (annualized)	2.5%	3.0%	2.9%	3.2%
Allowance as a percentage of ending total loans	6.0%	6.1%	6.0%	6.1%
Allowance as a percentage of ending loans in repayment	7.3%	7.4%	7.3%	7.4%
Average coverage of charge-offs (annualized)	3.0	2.5	2.6	2.3
Ending total loans(3)	$32,981	$34,634	$32,981	$34,634
Average loans in repayment	$27,181	$28,382	$27,105	$28,004
Ending loans in repayment	$27,136	$28,545	$27,136	$28,545

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

(3)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional Private Education Loans for the quarters ended.

GAAP Basis:

	June 30, 2014			June 30, 2013
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$29,824	$3,157	$32,981	$36,445	$3,572	$40,017
Ending loans in repayment	24,947	2,189	27,136	29,155	2,472	31,627
Private Education Loan allowance for losses	1,546	437	1,983	1,629	520	2,149
Charge-offs as a percentage of average loans in repayment (annualized)	2.0%	6.8%	2.3%	2.1%	9.1%	2.7%
Allowance as a percentage of ending total loan balance	5.2%	13.8%	6.0%	4.5%	14.6%	5.4%
Allowance as a percentage of ending loans in repayment	6.2%	19.9%	7.3%	5.6%	21.0%	6.8%
Average coverage of charge-offs (annualized)	3.0	2.9	3.0	2.6	2.3	2.5
Delinquencies as a percentage of Private Education Loans in repayment	6.3%	16.2%	7.1%	6.6%	20.0%	7.7%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	2.8%	8.0%	3.2%	3.1%	10.2%	3.6%
Loans in forbearance as a percentage of loans in repayment and forbearance	4.1%	6.1%	4.2%	3.4%	5.5%	3.5%
Loans that entered repayment during the period(2)	$85	$5	$90	$481	$24	$505
Percentage of Private Education Loans with a cosigner	67%	31%	64%	69%	30%	66%
Average FICO at origination	726	626	718	728	624	721

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

“Core Earnings” Basis:

	June 30, 2014			June 30, 2013
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$29,824	$3,157	$32,981	$31,125	$3,509	$34,634
Ending loans in repayment	24,947	2,189	27,136	26,110	2,435	28,545
Private Education Loan allowance for losses	1,546	437	1,983	1,584	514	2,098
Charge-offs as a percentage of average loans in repayment (annualized)	2.1%	6.8%	2.5%	2.4%	9.2%	3.0%
Allowance as a percentage of ending total loan balance	5.2%	13.8%	6.0%	5.1%	14.6%	6.1%
Allowance as a percentage of ending loans in repayment	6.2%	19.9%	7.3%	6.1%	21.1%	7.4%
Average coverage of charge-offs (annualized)	3.0	2.9	3.0	2.5	2.3	2.5
Delinquencies as a percentage of Private Education Loans in repayment	6.3%	16.2%	7.1%	7.3%	20.2%	8.4%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	2.8%	8.0%	3.2%	3.4%	10.4%	4.0%
Loans in forbearance as a percentage of loans in repayment and forbearance	4.1%	6.1%	4.2%	3.7%	5.6%	3.9%
Loans that entered repayment during the period(2)	$85	$5	$90	$219	$17	$236
Percentage of Private Education Loans with a cosigner	67%	31%	64%	65%	31%	62%
Average FICO at origination	726	626	718	725	625	717

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2007 and 2014 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. There was $402 million and $217 million in the allowance for Private Education Loan losses at June 30, 2014 and 2013, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans (see “Private Education Loans Segment — Private Education Loan Provision for Loan Losses” for a further discussion).

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans (GAAP-basis and “Core Earnings”-basis are the same).

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Receivable at beginning of period	$1,297	$1,339	$1,313	$1,347
Expected future recoveries of current period defaults(1)	53	70	124	148
Recoveries(2)	(58)	(54)	(119)	(122)
Charge-offs(3)	(23)	(21)	(49)	(39)

Receivable at end of period	1,269	1,334	1,269	1,334
Allowance for estimated recovery shortfalls(4)	(402)	(217)	(402)	(217)

Net receivable at end of period	$867	$1,117	$867	$1,117

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $2.0 billion and $2.1 billion overall allowance for Private Education Loan losses as of June 30, 2014 and 2013, respectively.

Use of Forbearance as a Private Education Loan Collection Tool

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

The table below reflects on a “Core Earnings” basis the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, 66 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 20 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses. On a “Core Earnings” basis, the number of loans in a forbearance status as a percentage of loans in repayment and forbearance increased to 4.2 percent in the second quarter of 2014 compared with 3.9 percent in the year-ago quarter. As of June 30, 2014, 1 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current as of June 30, 2014 (customers made payments on approximately 30 percent of these loans as a prerequisite to being granted forbearance).

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment — Portfolio data through June 30, 2013
	Status distribution 36 months after being granted forbearance for the first time	Status distribution 36 months after entering repayment (all loans)	Status distribution 36 months after entering repayment for loans never entering forbearance
In-school/grace/deferment	9.8%	10.1%	6.2%
Current	51.2	57.7	65.7
Delinquent 31-60 days	3.1	2.0	0.3
Delinquent 61-90 days	1.9	1.2	0.1
Delinquent greater than 90 days	4.7	2.9	0.2
Forbearance	3.8	3.2	—
Defaulted	20.3	12.6	8.6
Paid	5.2	10.3	18.9

Total	100%	100%	100%

The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans that are delinquent greater than 90 days or that are in forbearance status decreases the longer the loans have been in active repayment status.

At June 30, 2014, loans in forbearance status as a percentage of loans in repayment and forbearance were 10.4 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.4 percent for loans that have been in active repayment status for more than 48 months. Approximately 61 percent of our Private Education Loans in forbearance status has been in active repayment status less than 25 months.

At June 30, 2014, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 6.2 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.6 percent for loans that have been in active repayment status for more than 48 months. Approximately 45 percent of our Private Education Loans in repayment that are delinquent greater than 90 days status has been in active repayment status less than 25 months.

GAAP Basis:

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
June 30, 2014	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,375	$3,375
Loans in forbearance	537	200	169	125	170	—	1,201
Loans in repayment — current	2,069	3,463	4,048	4,233	11,389	—	25,202
Loans in repayment — delinquent 31-60 days	141	131	122	100	176	—	670
Loans in repayment — delinquent 61-90 days	80	81	75	56	99	—	391
Loans in repayment — delinquent greater than 90 days	185	207	162	126	193	—	873

Total	$3,012	$4,082	$4,576	$4,640	$12,027	$3,375	31,712

Unamortized discount							(674)
Receivable for partially charged-off loans							1,269
Allowance for loan losses							(1,983)

Total Private Education Loans, net							$30,324

Loans in forbearance as a percentage of loans in repayment and forbearance	17.8%	4.9%	3.7%	2.7%	1.4%	—%	4.2%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	7.5%	5.3%	3.7%	2.8%	1.6%	—%	3.2%

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
June 30, 2013	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,896	$5,896
Loans in forbearance	584	192	162	96	126	—	1,160
Loans in repayment — current	5,671	4,996	5,303	4,455	8,771	—	29,196
Loans in repayment — delinquent 31-60 days	254	152	137	99	150	—	792
Loans in repayment — delinquent 61-90 days	181	95	86	54	79	—	495
Loans in repayment — delinquent greater than 90 days	442	246	190	118	148	—	1,144

Total	$7,132	$5,681	$5,878	$4,822	$9,274	$5,896	38,683

Unamortized discount							(752)
Receivable for partially charged-off loans							1,334
Allowance for loan losses							(2,149)

Total Private Education Loans, net							$37,116

Loans in forbearance as a percentage of loans in repayment and forbearance	8.2%	3.4%	2.8%	2.0%	1.4%	—%	3.5%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	6.8%	4.5%	3.3%	2.5%	1.6%	—%	3.6%

“Core Earnings” Basis:

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
June 30, 2014	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,375	$3,375
Loans in forbearance	537	200	169	125	170	—	1,201
Loans in repayment — current	2,069	3,463	4,048	4,233	11,389	—	25,202
Loans in repayment — delinquent 31-60 days	141	131	122	100	176	—	670
Loans in repayment — delinquent 61-90 days	80	81	75	56	99	—	391
Loans in repayment — delinquent greater than 90 days	185	207	162	126	193	—	873

Total	$3,012	$4,082	$4,576	$4,640	$12,027	$3,375	31,712

Unamortized discount							(674)
Receivable for partially charged-off loans							1,269
Allowance for loan losses							(1,983)

Total Private Education Loans, net							$30,324

Loans in forbearance as a percentage of loans in repayment and forbearance	17.8%	4.9%	3.7%	2.7%	1.4%	—%	4.2%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	7.5%	5.3%	3.7%	2.8%	1.6%	—%	3.2%

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
June 30, 2013	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,599	$3,599
Loans in forbearance	582	191	161	96	126	—	1,156
Loans in repayment — current	4,092	4,165	4,708	4,416	8,760	—	26,141
Loans in repayment — delinquent 31-60 days	245	148	133	99	149	—	774
Loans in repayment — delinquent 61-90 days	176	93	84	54	79	—	486
Loans in repayment — delinquent greater than 90 days	442	246	190	118	148	—	1,144

Total	$5,537	$4,843	$5,276	$4,783	$9,262	$3,599	33,300

Unamortized discount							(755)
Receivable for partially charged-off loans							1,334
Allowance for loan losses							(2,098)

Total Private Education Loans, net							$31,781

Loans in forbearance as a percentage of loans in repayment and forbearance	10.5%	3.9%	3.1%	2.0%	1.4%	—%	3.9%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	8.9%	5.3%	3.7%	2.5%	1.6%	—%	4.0%

The table below stratifies the portfolio of Private Education Loans in forbearance by the cumulative number of months the customer has used forbearance as of the dates indicated.

	June 30, 2014		June 30, 2013
(Dollars in millions)	Forbearance Balance	% of Total	Forbearance Balance	% of Total
Cumulative number of months customer has used forbearance
Up to 12 months	$916	76%	$883	76%
13 to 24 months	188	16	197	17
More than 24 months	97	8	80	7

Total	$1,201	100%	$1,160	100%

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of June 30, 2014.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$21,806	$4,250	$1,080	$27,136
$ in total	$25,895	$4,690	$1,127	$31,712
Payment method by enrollment status:	Deferred(1)

In-school/grace		Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. On a “Core Earnings” basis, as of June 30, 2014 and 2013, customers in repayment owing approximately $3.9 billion (14 percent of loans in repayment) and $5.8 billion (20 percent of loans in repayment), respectively, were enrolled in the interest-only program. Of these amounts, 8 percent and 10 percent were non-traditional loans as of June 30, 2014 and 2013, respectively.

Accrued Interest Receivable

The following tables provide information regarding accrued interest receivable on our Private Education Loans. The tables also disclose the amount of accrued interest on loans greater than 90 days past due as compared to our allowance for uncollectible interest. The allowance for uncollectible interest exceeds the amount of accrued interest on our 90 days past due portfolio for all periods presented.

GAAP Basis:

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
June 30, 2014	$633	$34	$49
December 31, 2013	$1,023	$48	$66
June 30, 2013	$928	$44	$69

“Core Earnings” Basis:

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
June 30, 2014	$633	$34	$49
December 31, 2013	$689	$48	$62
June 30, 2013	$648	$44	$65

Liquidity and Capital Resources

Funding and Liquidity Risk Management

The following “Liquidity and Capital Resources” discussion concentrates on our FFELP Loans and Private Education Loans segments. Our Business Services and Other segments require minimal capital and funding. As part of the Spin-Off, Navient neither originates Private Education Loans nor maintains bank deposits. As a result, Navient no longer has liquidity risks associated with the origination of Private Education Loans and the maintenance of bank deposits.

We define liquidity risk as the potential inability to meet our obligations when they become due without incurring unacceptable losses, such as the ability to fund liability maturities or invest in future asset growth and business operations at reasonable market rates. Our two primary liquidity needs include our ongoing ability to meet our funding needs for our businesses throughout market cycles, including during periods of financial stress, and servicing our indebtedness. To achieve these objectives, we analyze and monitor our liquidity needs, maintain excess liquidity and access diverse funding sources including the issuance of unsecured debt and the issuance of secured debt primarily through asset-backed securitizations and/or other financing facilities.

We define liquidity as cash and high-quality liquid securities that we can use to meet our funding requirements. Our primary liquidity risk relates to our ability to raise replacement funding at a reasonable cost as our unsecured debt matures. In addition, we must continue to obtain funding at reasonable rates to meet our other business obligations and to continue to grow our business. This ability to access the capital markets may be affected by our credit ratings, as well as the overall availability of funding sources in the marketplace. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including over-the-counter derivatives.

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions.

We have unsecured debt that totaled, as of June 30, 2014, approximately $17.5 billion. On April 30, 2014, three rating agencies took negative ratings actions with regard to our long-term unsecured debt ratings. Fitch lowered its rating one notch to BB and changed its rating outlook to stable. Moody’s lowered its rating two notches to Ba3 and changed its rating outlook to stable. S&P lowered its rating two notches to BB and changed its rating outlook to stable. As a result of S&P’s action, all three credit rating agencies now rate our long-term unsecured debt at below investment grade. These ratings could result in higher cost of funds, and our senior unsecured debt to trade with greater volatility.

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

We expect to fund our ongoing liquidity needs, including the repayment of $1.2 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash and investment portfolio, the predictable operating cash flows provided by earnings, the repayment of principal on unencumbered student loan assets, the distributions from our securitization trusts (including servicing fees which are priority payments within the trusts) and the issuance of additional unsecured debt. We may also draw down on our secured FFELP and Private Education facilities or issue term asset-backed securities (“ABS”).

While we no longer originate Private Education Loans or FFELP Loans and therefore no longer have liquidity requirements for new originations, we will continue to opportunistically purchase Private Education Loan and FFELP Loan portfolios from others.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	June 30, 2014	December 31, 2013
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,643	$3,015
Unencumbered FFELP Loans	1,766	1,259

Total “Core Earnings” basis	3,409	4,274
SLM BankCo(1)	—	3,709

Total GAAP basis	$3,409	$7,983

(1)	As of December 31, 2013, includes $2.3 billion of cash and $1.4 billion of FFELP Loans which were transferred to or retained by SLM BankCo following the Spin-Off.

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,988	$2,250	$2,083	$2,534
Unencumbered FFELP Loans	1,854	801	1,763	728

Total “Core Earnings” basis	3,842	3,051	3,846	3,262
SLM BankCo	1,039	2,780	1,969	2,525

Total GAAP basis	$4,881	$5,831	$5,815	$5,787

(1)

For the three months ended June 30, 2014 and 2013, includes $580 million and $1.7 billion of cash, respectively, and $459 million and $1.1 billion of FFELP Loans, respectively. For the six months ended June 30, 2014 and 2013, includes $1.0 billion and $1.5 billion of cash, respectively, and $929 million and $1.1 billion of FFELP Loans, respectively.

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan – other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of June 30, 2014 and 2013, the maximum additional capacity under these facilities was $10.7 billion and $11.9 billion, respectively. For the three months ended June 30, 2014 and 2013, the average maximum additional capacity under these facilities was $11.8 billion and $11.1 billion, respectively. For the six months ended June 30, 2014 and 2013, the average maximum additional capacity under these facilities was $12.0 billion and $10.9 billion, respectively.

In addition to the FFELP Loan – other facilities, funding may also be available from our Private Education Loan asset-backed commercial paper facility which we closed in June 2014. The new facility will provide liquidity for Private Education Loan acquisitions and for the refinancing of loans presently on our balance sheet or in other short–term facilities. The maximum capacity under this facility is $1 billion. It matures in June 2015.

We also hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. Total unencumbered student loans comprised $7.9 billion of our unencumbered assets of which $6.1 billion and $1.8 billion related to Private Education Loans and FFELP Loans, respectively. At June 30, 2014, we had a total of $13.5 billion of unencumbered assets inclusive of those described above as sources of primary liquidity and exclusive of goodwill and acquired intangible assets.

For further discussion of our various sources of liquidity, our continued access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6 — Borrowings” in our Form 10.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	June 30, 2014	December 31, 2013
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.5	$4.6
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.1	6.7
Tangible unencumbered assets(1)	13.4	23.8
Unsecured debt	(18.4)	(27.9)
Mark-to-market on unsecured hedged debt(2)	(0.9)	(0.8)
Other liabilities, net	(1.1)	(1.2)

Total tangible equity – GAAP Basis	$3.6	$5.2

(1)	Excludes goodwill and acquired intangible assets.

(2)

At June 30, 2014 and December 31, 2013, there were $756 million billion and $612 million, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

The $1.6 billion decrease in total tangible equity from December 31, 2013 to June 30, 2014 is primarily the result of the deemed distribution of the $1.7 billion of consumer banking business net assets on April 30, 2014.

Financing Transactions during the Six Months Ended June 30, 2014

The following financing transactions have taken place in the first six months of 2014:

Unsecured Financings:

•	March 27, 2014 — issued $850 million senior unsecured bonds.

FFELP Loan Financings:

•	January 28, 2014 — issued $994 million FFELP Loan ABS.

•	March 27, 2014 — issued $992 million FFELP Loan ABS.

•	May 29, 2014 — issued $747 million FFELP Loan ABS.

Private Education Loan Financings:

•	March 6, 2014 — issued $676 million Private Education Loan ABS.

FFELP ABCP Facility:

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

Private Education Loan Facility:

On June 25, 2014, Navient closed a $1.0 billion Private Education Loan ABCP facility that is supported by four banks. The facility, which matures on June 24, 2015, will be available for Private Education Loan refinancing and acquisitions.

Shareholder Distributions

In June 2014, we paid a common stock dividend of $0.15 per share.

In May 2014, we authorized $400 million to be utilized in a new common share repurchase program that does not have an expiration date. We repurchased 3.9 million shares of common stock for $65 million in the second quarter of 2014.

Recent Third-Quarter 2014 Transactions

Private Education Loan Financings:

•	July 24, 2014 – issued $463 million Private Education Loan ABS.

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

Related to derivative transactions, protection against counterparty risk is generally provided by International Swaps and Derivatives Association, Inc. (“ISDA”) Credit Support Annexes (“CSAs”). CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. All derivative contracts entered into by us are covered under such agreements and require collateral to be exchanged based on the net fair value of derivatives with each counterparty. Our securitization trusts require collateral in all cases if the counterparty’s credit rating is withdrawn or downgraded below a certain level. Additionally, securitizations involving foreign currency notes issued after November 2005 also require the counterparty to post collateral to the trust based on the fair value of the derivative, regardless of credit rating. The trusts are not required to post collateral to the counterparties. In all cases, our exposure is limited to the value of the derivative contracts in a gain position net of any collateral we are holding. We consider counterparties’ credit risk when determining the fair value of derivative positions on our exposure net of collateral.

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

The table below highlights exposure related to our derivative counterparties at June 30, 2014.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral(1)	$98	$897
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	64%	27%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	34%	0%

(1)

Our securitization trusts had total net exposure of $733 million related to financial institutions located in France; of this amount, $578 million carries a guaranty from the French government. The total exposure relates to $5.0 billion notional amount of cross-currency interest rate swaps held in our securitization trusts, of which $3.2 billion notional amount carries a guaranty from the French government. Counterparties to the cross currency interest rate swaps are required to post collateral when their credit rating is withdrawn or downgraded below a certain level. As of June 30, 2014, no collateral was required to be posted and we are not holding any collateral related to these contracts. Adjustments are made to our derivative valuations for counterparty credit risk. The adjustments made at June 30, 2014 related to derivatives with French financial institutions (including those that carry a guaranty from the French government) decreased the derivative asset value by $49 million. Credit risks for all derivative counterparties are assessed internally on a continual basis.

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at June 30, 2014 and December 31, 2013, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three and six months ended June 30, 2014 and 2013. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2).

Ending Balances

	June 30, 2014			December 31, 2013
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,189	$16,311	$17,500	$2,213	$16,056	$18,269
Other(1)	912	—	912	686	—	686

Total unsecured borrowings	2,101	16,311	18,412	2,899	16,056	18,955

Secured borrowings:
FFELP Loan securitizations	—	89,036	89,036	—	90,756	90,756
Private Education Loan securitizations	—	18,190	18,190	—	18,835	18,835
FFELP Loan – other facilities	2,190	5,573	7,763	4,715	5,311	10,026
Private Education Loan — other facilities	—	565	565	—	843	843

Total secured borrowings	2,190	113,364	115,554	4,715	115,745	120,460

“Core Earnings” balances	4,291	129,675	133,966	7,614	131,801	139,415
Adjustment for GAAP accounting treatment	25	2,244	2,269	6,181	4,847	11,028

GAAP balances	$4,316	$131,919	$136,235	$13,795	$136,648	$150,443

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Secured borrowings comprised 86 percent and 86 percent of our “Core Earnings” basis debt outstanding at June 30, 2014 and December 31, 2013, respectively.

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$17,662	3.72%	$17,848	3.22%	$17,649	3.68%	$18,085	3.19%
Other(1)	845	.44	1,157	.13	785	.29	1,261	.18

Total unsecured borrowings	18,507	3.57	19,005	3.03	18,434	3.53	19,346	2.99

Secured borrowings:
FFELP Loan securitizations	89,594	.98	96,656	.98	89,990	.99	99,578	.97
Private Education Loan securitizations	18,455	1.99	20,600	2.05	18,559	2.01	20,159	2.06
FFELP Loan — other facilities	8,061	.81	13,383	.99	8,659	.88	14,491	1.01
Private Education Loan — other facilities	584	1.13	183	2.48	676	1.23	549	1.86

Total secured borrowings	116,694	1.13	130,822	1.15	117,884	1.14	134,777	1.14

Total	$135,201	1.47%	$149,827	1.39%	$136,318	1.46%	$154,123	1.37%

“Core Earnings” average balance and rate	$135,201	1.47%	$149,827	1.39%	$136,318	1.46%	$154,123	1.37%
Adjustment for GAAP accounting treatment	3,011	2.53	7,465	1.90	5,953	1.78	7,522	2.00

GAAP basis average balance and rate	$138,212	1.49%	$157,292	1.41%	$142,271	1.48%	$161,645	1.40%

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model, derivative accounting and goodwill and intangible assets can be found in our Form 10. There were no significant changes to these critical accounting policies during the first half of 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at June 30, 2014 and December 31, 2013, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise in 2014.

	As of June 30, 2014			As of June 30, 2013
	Impact on Annual Earnings If:			Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(23)	$(6)	$(202)	$(15)	$16	$(246)
Unrealized gains (losses) on derivative and hedging activities	189	273	2	293	476	(1)

Increase in net income before taxes	$166	$267	$(200)	$278	$492	$(247)

Increase in diluted earnings per common share	$.38	$.62	$(.46)	$.61	$1.09	$(.54)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At June 30, 2014
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$100,517	$(565)	(1)%	$(1,133)	(1)%
Private Education Loans	30,941	—	—	—	—
Other earning assets	5,907	—	—	—	—
Other assets	7,015	(362)	(5)	(685)	(10)%

Total assets gain/(loss)	$144,380	$(927)	(1)%	$(1,818)	(1)%

Liabilities
Interest-bearing liabilities	$135,221	$(795)	(1)%	$(2,206)	(2)%
Other liabilities	2,720	83	3	821	30

Total liabilities (gain)/loss	$137,941	$(712)	(1)%	$(1,385)	(1)%

	At December 31, 2013
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$104,481	$(566)	(1)%	$(1,126)	(1)%
Private Education Loans	37,485	—	—	—	—
Other earning assets	9,732	—	—	(1)	—
Other assets	7,711	(278)	(4)	(435)	(6)%

Total assets gain/(loss)	$159,409	$(844)	(1)%	$(1,562)	(1)%

Liabilities
Interest-bearing liabilities	$147,385	$(859)	(1)%	$(2,393)	(2)%
Other liabilities	3,458	58	2	805	23

Total liabilities (gain)/loss	$150,843	$(801)	(1)%	$(1,588)	(1)%

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

During the three months ended June 30, 2014 and 2013, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

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

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 25 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the June 30, 2014 and June 30, 2013 analyses is primarily the result of one-month LIBOR-indexed FFELP Loans being funded with three-month LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 7A. for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivative and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2014. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding (2)	Funding Gap
3-month Treasury bill	weekly	$5.1	$—	$5.1
Prime	annual	0.6	—	0.6
Prime	quarterly	3.7	—	3.7
Prime	monthly	18.1	—	18.1
Prime	daily	—	0.1	(0.1)
PLUS Index	annual	0.3	—	0.3
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	79.7	(79.7)
1-month LIBOR	monthly	8.9	37.3	(28.4)
1-month LIBOR daily	daily	93.7	—	93.7
CMT/CPI Index	monthly/quarterly	—	0.8	(0.8)
Non-Discrete reset(3)	monthly	—	10.4	(10.4)
Non-Discrete reset(4)	daily/weekly	5.9	0.9	5.0
Fixed Rate(5)		6.7	13.8	(7.1)

Total		$143.0	$143.0	$—

(1)	FFELP Loans of $43.1 billion ($40.0 billion LIBOR index and $3.1 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate asset-backed securities and FFELP Loan – other facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

“Core Earnings” Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$5.1	$—	$5.1
Prime	annual	0.6	—	0.6
Prime	quarterly	3.7	—	3.7
Prime	monthly	18.1	1.5	16.6
Prime	daily	—	0.1	(0.1)
PLUS Index	annual	0.3	—	0.3
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	64.2	(64.2)
1-month LIBOR	monthly	8.9	48.9	(40.0)
1-month LIBOR	daily	93.7	5.0	88.7
Non-Discrete reset(3)	monthly	—	10.4	(10.4)
Non-Discrete reset(4)	daily/ weekly	5.9	0.9	5.0
Fixed Rate(5)		4.5	9.8	(5.3)

Total		$140.8	$140.8	$—

(1)	FFELP Loans of 15.9 billion ($15.1 billion LIBOR index and $0.8 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate asset-backed securities and FFELP Loan – other facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our GAAP and “Core Earning” assets and liabilities at June 30, 2014.

(Averages in Years)	Weighted Average Life
Earning assets
Student loans	7.4
Other loans	7.5
Cash and investments	—

Total earning assets	7.1

Borrowings
Short-term borrowings	0.3
Long-term borrowings	6.3

Total borrowings	6.1

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of these items and other litigation to which we are a party, please see our Form 10.

Tina Ubaldi v. SLM Corporation

On March 18, 2011, a student loan borrower filed a putative class action complaint against Old SLM (now known as Navient, LLC) in the U.S. District Court for the Northern District of California. The complaint is captioned Tina M. Ubaldi v. SLM Corporation et. al., Case No. C-11-01320EDL. The plaintiff purports to bring the complaint on behalf of a class consisting of other similarly situated California borrowers. The complaint alleges, among other things, that Old SLM’s practice of charging late fees proportional to the amount of missed payments constituted liquidated damages in violation of California law; and Old SLM engaged in unfair business practices by charging daily interest on private educational loans. Following motion practice and additional amendments to the complaint, which added usury claims under California state law and two additional defendants (Sallie Mae, Inc., now known as Navient Solutions, Inc. (“NSI”), and SLM PC Student Loan Trust 2004-A), the operative complaint (Modified Third Amended Complaint) was filed on December 2, 2013. Plaintiffs filed their Motion for Class Certification on October 22, 2013. On March 24, 2014, the Court denied plantiffs’ Motion for Class Certification without prejudice, but granted plantiffs leave to file an amended Motion for Class Certification. On June 20, 2014, a Complaint in Intervention was filed on behalf of two additional customers representing a proposed usury sub-class. On June 23, 2014, Plaintiffs filed a Renewed Motion for Class Certification, which is scheduled for hearing on October 14, 2014. Plaintiffs seek restitution of late charges and interest paid by members of the class, injunctive relief, cancellation of all future interest payments, treble damages as permitted by law, as well as costs and attorneys’ fees, among other relief. Prior to the formation of Sallie Mae Bank in 2005, Old SLM followed prevalent capital market practices of acquiring and securitizing private education loans purchased in secondary transactions from banks who originated these loans. Plaintiffs allege that the services provided by Old SLM and Sallie Mae, Inc. to the originating banks resulted in Old SLM and Sallie Mae, Inc. constituting lenders on these loans. Since 2006, Sallie Mae Bank originated the vast majority of all private education loans acquired by Old SLM. The claims at issue in this case expressly exclude loans originated by Sallie Mae Bank since its inception. Named defendants are subsidiaries of Navient and as such the Ubaldi litigation will remain the sole responsibility of Navient Corporation. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith.

Regulatory Matters

On May 2, 2014, NSI, a wholly-owned subsidiary of Navient, and Sallie Mae Bank entered into consent orders with the FDIC (respectively, the “NSI Order” and the “Bank Order”; collectively, “the FDIC Orders”) to resolve previously disclosed matters related to certain cited violations of Section 5 of the Federal Trade Commission Act, including the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (“SCRA”). The FDIC Orders, which became effective upon the signing of the consent order with the DOJ by Navient and SLM BankCo on May 13, 2014, required each of Sallie Mae Bank and NSI to pay $3.3 million in civil monetary penalties. NSI has paid its civil monetary penalties. In addition, the FDIC Orders required the establishment of a restitution reserve account totaling $30 million to provide restitution with respect to loans owned or originated by Sallie Mae Bank, from November 28, 2005 until the effective date of the FDIC Orders. Pursuant to the Separation Agreement, Navient is responsible for funding the restitution reserve account. We funded the account in May 2014.

The NSI Order requires NSI to ensure proper servicing for service members and proper application of SCRA benefits under a revised and broader definition of eligibility than previously required by the statute and regulatory guidance and to make changes to billing statements and late fee practices. These changes to billing statements have already been implemented. In order to treat all customers in a similar manner, NSI expects to voluntarily make restitution of certain late fees to all other customers whose loans were neither owned nor originated by Sallie Mae Bank on the same basis and in the same manner as that which would be required by the FDIC. These refunds are estimated at $42 million.

With respect to alleged civil violations of the SCRA, NSI and Sallie Mae Bank have entered into a consent order with the DOJ, in its capacity as the agency having primary authority for enforcement of such matters. The DOJ consent order (“DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by NSI from November 28, 2005 until the effective date of the settlement. The DOJ Order requires NSI to fund a $60 million settlement fund, which would represent the total amount of compensation due to service members under the DOJ agreement and pay $55,000 in civil money penalties. The DOJ Order is currently on the docket of the United States District Court in Delaware awaiting Court approval.

As of December 31, 2013, a reserve of $65 million was established for estimated amounts and costs that were probable of being incurred for the FDIC and DOJ matters discussed above. In the first quarter of 2014, an additional reserve of $103 million was recorded for pending regulatory matters based on the progression of settlement discussions with the regulators and as a result, as of March 31, 2014, the related regulatory reserve was $168 million. The final cost of these proceedings remains uncertain until the DOJ Order is approved by the Court and all of the work under the various consent orders has been completed.

NSI has also received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees and other matters. Navient has been in discussions with the CFPB relating to these matters and is cooperating with the investigation. We are not in a position at this time to predict the duration or the outcome of this investigation and reserves have not been established for this matter.

Navient has received CIDs issued by the State of Illinois Office of Attorney General and the State of Washington Office of Attorney General and continues to cooperate with multiple state Attorneys General in connection with these investigations. According to the CIDs, the investigation was initiated to ascertain whether any practices declared to be unlawful under the Consumer Fraud and Deceptive Business Practices Act have occurred or are about to occur. Navient is cooperating with this investigation. We are not in a position at this time to predict the duration or the outcome of this investigation and reserves have not been established for this matter.

Pursuant to the Separation Agreement entered into in connection with the Spin-Off, Navient has agreed to be responsible and indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Please see our Form 10 for a discussion of these indemnifications. As a result, all liabilities arising out of the aforementioned regulatory matters, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient retained $165 million of the $168 million total regulatory reserve in connection with the Spin-Off. There are no additional reserves Navient has related to other indemnification matters with SLM BankCo as of June 30, 2014.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2014.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 — April 30, 2014	.2	$25.58	—	$—
May 1 — May 31, 2014	1.3	16.01	.4	$394
June 1 — June 30, 2014	3.6	16.90	3.5	$335

Total second-quarter 2014	5.1	$17.04	3.9

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	In May 2014, our board of directors authorized us to purchase up to $400 million of shares of our common stock.

The closing price of our common stock on the NASDAQ Global Select Market on June 30, 2014 was $17.71.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

2.1	Separation and Distribution Agreement, by and among, SLM Corporation, SLM BankCo and Navient Corporation, dated as of April 28, 2014 (incorporated by reference to Exhibit 2.1 to Navient Corporation’s Current Report on Form 8-K filed on May 2, 2014).

3.1	Amended and Restated Certificate of Incorporation of Navient Corporation (incorporated by reference to Exhibit 3.1 of Amendment No. 3 to Navient Corporation’s Registration Statement on Form 10 (File No. 001-36228) filed on March 27, 2014).

3.2	Amended and Restated By-Laws of Navient Corporation (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to Navient Corporation’s Registration Statement on Form 10 (File No. 001-36228) filed on March 27, 2014).

10.1	Transition Services Agreement by and between Navient Corporation and SLM Corporation, dated as of April 29, 2014 (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Current Report on Form 8-K filed on May 2, 2014).

10.2	Employee Matters Agreement, by and among SLM Corporation, New BLC Corporation and Navient Corporation, dated as of April 28, 2014 (incorporated by reference to Exhibit 10.2 to Navient Corporation’s Current Report on Form 8-K filed on May 2, 2014).

10.3	Tax Sharing Agreement, by and between Navient Corporation and New BLC Corporation, dated as of April 28, 2014 (incorporated by reference to Exhibit 10.2 to Navient Corporation’s Current Report on Form 8-K filed on May 2, 2014).

10.4†	Navient Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 4.3 to Navient Corporation’s Registration Statement on Form S-8 (File No. 333-195539) filed on April 28, 2014).

10.5†	Navient Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 4.3 to Navient Corporation’s Registration Statement on Form S-8 (File No. 333-195538) filed on April 28, 2014).

10.6†	Navient Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to Navient Corporation’s Registration Statement on Form S-8 (File No. 333-195529) filed on April 28, 2014).

10.7†	Navient Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Navient Corporation’s Registration Statement on Form S-8 (File No. 333-195533) filed on April 28, 2014).

10.8†	Navient Supplemental 401(k) Savings Plan (incorporated by reference to Exhibit 4.3 to Navient Corporation’s Registration Statement on Form S-8 (File No. 333-195535) filed on April 28, 2014).

10.9†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2012 PSU Conversion.

10.10†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2013 PSU Conversion.

10.11†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2014.

10.12†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Two-Year Restriction) — 2014.

10.13†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Three-Year Restriction) — 2014.

10.14†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2014.

10.15†*	Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet for John F. Remondi — 2013.

10.16†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2013.

10.17†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2013.

10.18†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2012.

10.19†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Two-Year Restriction) — 2012.

10.20†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Three-Year Restriction) — 2012.

10.21†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2012.

10.22†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2011.

10.23†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2010.

10.24†*	Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement for John M. Kane — 2008.

10.25†*	Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement for Timothy J. Hynes — 2008.

10.26†*	Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Notice for John F. Remondi — 2008.

10.27†*	Navient Corporation 2014 Omnibus Incentive Plan, Additional Stock Option Notice for John F. Remondi — 2008.

10.28†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Award Agreement — 2014.

10.29†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2013.

10.30†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2012.

10.31†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2011.

10.32†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2010.

10.33†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2009.

10.34†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2008.

10.35†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2007.

10.36†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2006.

10.37†*	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2005.

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NAVIENT CORPORATION (Registrant)

By:	/s/ SOMSAK CHIVAVIBUL
Somsak Chivavibul Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2014