Form 10-Q
period 2014-09-30
NAVIENT CORP
filed 2014-10-30
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $0.01 par value	Outstanding at September 30, 2014 410,219,225 shares

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
FFELP Loans (net of allowance for losses of $92 and $119, respectively)	$97,707	$104,588
Private Education Loans (net of allowance for losses of $1,959 and $2,097 respectively)	30,476	37,512
Investments
Available-for-sale	7	109
Other	615	783

Total investments	622	892
Cash and cash equivalents	1,942	5,190
Restricted cash and investments	3,683	3,650
Goodwill and acquired intangible assets, net	371	424
Other assets	5,544	7,287

Total assets	$140,345	$159,543

Liabilities
Short-term borrowings	$5,994	$13,795
Long-term borrowings	127,669	136,648
Other liabilities	2,526	3,458

Total liabilities	136,189	153,901

Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized
Series A: 0 million and 3.3 million shares issued, respectively, at stated value of $50 per share	—	165
Series B: 0 million and 4 million shares issued, respectively, at stated value of $100 per share	—	400
Common stock, par value $0.01 and $0.20 per share, respectively, 1.125 billion shares authorized: 425 million and 545 million shares issued, respectively	4	109
Additional paid-in capital	2,880	4,399
Accumulated other comprehensive income (net of tax expense of $4 and $7, respectively)	8	13
Retained earnings	1,521	2,584

Total Navient Corporation stockholders’ equity before treasury stock	4,413	7,670
Less: Common stock held in treasury at cost: 15 million and 116 million shares, respectively	(257)	(2,033)

Total Navient Corporation stockholders’ equity	4,156	5,637
Noncontrolling interest	—	5

Total equity	4,156	5,642

Total liabilities and equity	$140,345	$159,543

Supplemental information — assets and liabilities of consolidated variable interest entities:

	September 30, 2014	December 31, 2013
FFELP Loans	$93,731	$99,254
Private Education Loans	24,982	25,530
Restricted cash and investments	3,501	3,395
Other assets	1,458	2,322
Short-term borrowings	1,272	3,655
Long-term borrowings	111,463	115,538

Net assets of consolidated variable interest entities	$10,937	$11,308

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
FFELP Loans	$638	$698	$1,916	$2,138
Private Education Loans	490	635	1,673	1,884
Other loans	2	3	7	9
Cash and investments	2	4	7	13

Total interest income	1,132	1,340	3,603	4,044
Total interest expense	508	541	1,550	1,666

Net interest income	624	799	2,053	2,378
Less: provisions for loan losses	140	207	490	649

Net interest income after provisions for loan losses	484	592	1,563	1,729

Other income (loss):
Gains on sales of loans and investments	—	—	—	307
Gains (losses) on derivative and hedging activities, net	108	(127)	161	(140)
Servicing revenue	81	83	217	223
Asset recovery revenue	65	104	308	312
Gains on debt repurchases	—	—	—	42
Other	34	9	49	66

Total other income	288	69	735	810

Expenses:
Salaries and benefits	109	128	367	380
Other operating expenses	86	129	406	357

Total operating expenses	195	257	773	737
Goodwill and acquired intangible asset impairment and amortization expense	2	4	7	10
Restructuring and other reorganization expenses	14	12	102	46

Total expenses	211	273	882	793

Income from continuing operations, before income tax expense	561	388	1,416	1,746
Income tax expense	200	136	530	645

Net income from continuing operations	361	252	886	1,101
Income (loss) from discontinued operations, net of tax expense (benefit)	(2)	8	(1)	47

Net income	359	260	885	1,148
Less: net loss attributable to noncontrolling interest	—	—	—	(1)

Net income attributable to Navient Corporation	359	260	885	1,149
Preferred stock dividends	—	5	6	15

Net income attributable to Navient Corporation common stock	$359	$255	$879	$1,134

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$.87	$.56	$2.09	$2.46
Discontinued operations	—	.02	—	.10

Total	$.87	$.58	$2.09	$2.56

Average common shares outstanding	415	436	421	442

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$.85	$.55	$2.05	$2.42
Discontinued operations	—	.02	—	.10

Total	$.85	$.57	$2.05	$2.52

Average common and common equivalent shares outstanding	423	445	429	450

Dividends per common share attributable to Navient Corporation	$.15	$.15	$.45	$.45

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$359	$260	$885	$1,148
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	—	(3)	(15)	19
Reclassification adjustments for derivative losses included in net income (interest expense)	—	1	3	7

Total unrealized gains (losses) on derivatives	—	(2)	(12)	26
Unrealized gain (losses) on investments	1	—	3	(4)
Income tax (expense) benefit	—	1	4	(8)

Other comprehensive income (loss), net of tax	1	(1)	(5)	14

Comprehensive income	360	259	880	1,162
Less: comprehensive loss attributable to noncontrolling interest	—	—	—	(1)

Total comprehensive income attributable to Navient Corporation	$360	$259	$880	$1,163

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at June 30, 2013	7,300,000	543,781,184	(107,592,332)	436,188,852	$565	$109	$4,355	$9	$2,195	$(1,804)	$5,429	$5	$5,434
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	260	—	260	—	260
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(1)	—	—	(1)	—	(1)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	259	—	259
Cash dividends:
Common stock ($.15 per share)	—	—	—	—	—	—	—	—	(65)	—	(65)	—	(65)
Preferred stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Preferred stock, series B ($.50 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	—	326,789	—	326,789	—	—	8	—	—	—	8	—	8
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	2	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	—	8	—	—	—	8	—	8
Shares repurchased related to employee stock-based compensation plans	—	—	(251,570)	(251,570)	—	—	—	—	—	(9)	(9)	—	(9)

Balance at September 30, 2013	7,300,000	544,107,973	(107,843,902)	436,264,071	$565	$109	$4,373	$8	$2,385	$(1,813)	$5,627	$5	$5,632

Balance at June 30, 2014	—	424,353,699	(4,915,240)	419,438,459	$—	$4	$2,868	$7	$1,224	$(82)	$4,021	$—	$4,021
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	359	—	359	—	359
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1	—	—	1	—	1

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	360	—	360
Cash dividends:
Common stock ($.15 per share)	—	—	—	—	—	—	—	—	(62)	—	(62)	—	(62)
Issuance of common shares	—	712,711	—	712,711	—	—	5	—	—	—	5	—	5
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	2	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	—	5	—	—	—	5	—	5
Common stock repurchased	—	—	(9,513,514)	(9,513,514)	—	—	—	—	—	(167)	(167)	—	(167)
Shares repurchased related to employee stock-based compensation plans	—	—	(418,431)	(418,431)	—	—	—	—	—	(8)	(8)	—	(8)

Balance at September 30, 2014	—	425,066,410	(14,847,185)	410,219,225	$—	$4	$2,880	$8	$1,521	$(257)	$4,156	$—	$4,156

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2012	7,300,000	535,507,965	(82,910,021)	452,597,944	$565	$107	$4,237	$(6)	$1,451	$(1,294)	$5,060	$6	$5,066
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	1,149	—	1,149	(1)	1,148
Other comprehensive income, net of tax	—	—	—	—	—	—	—	14	—	—	14	—	14

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	1,163	(1)	1,162
Cash dividends:
Common stock ($.45 per share)	—	—	—	—	—	—	—	—	(199)	—	(199)	—	(199)
Preferred stock, series A ($2.61 per share)	—	—	—	—	—	—	—	—	(9)	—	(9)	—	(9)
Preferred stock, series B ($1.51 per share)	—	—	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	—	8,600,008	—	8,600,008	—	2	92	—	—	—	94	—	94
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	7	—	—	—	7	—	7
Stock-based compensation expense	—	—	—	—	—	—	37	—	—	—	37	—	37
Common stock repurchased	—	—	(19,316,948)	(19,316,948)	—	—	—	—	—	(400)	(400)	—	(400)
Shares repurchased related to employee stock-based compensation plans	—	—	(5,616,933)	(5,616,933)	—	—	—	—	—	(119)	(119)	—	(119)

Balance at September 30, 2013	7,300,000	544,107,973	(107,843,902)	436,264,071	$565	$109	$4,373	$8	$2,385	$(1,813)	$5,627	$5	$5,632

Balance at December 31, 2013	7,300,000	545,210,941	(116,262,066)	428,948,875	$565	$109	$4,399	$13	$2,584	$(2,033)	$5,637	$5	$5,642
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	885	—	885	—	885
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(5)	—	—	(5)	—	(5)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	880	—	880
Cash dividends:
Common stock ($.45 per share)	—	—	—	—	—	—	—	—	(189)	—	(189)	—	(189)
Preferred stock, series A ($1.74 per share)	—	—	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Preferred stock, series B ($.98 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	—	6,818,737	—	6,818,737	—	(80)	132	—	—	—	52	—	52
Retirement of common stock in treasury	—	(126,963,268)	126,963,268	—	—	(25)	(2,263)	—	—	2,288	—	—	—
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	14	—	—	—	14	—	14
Stock-based compensation expense	—	—	—	—	—	—	33	—	—	—	33	—	33
Common stock repurchased	—	—	(21,744,028)	(21,744,028)	—	—	—	—	—	(432)	(432)	—	(432)
Shares repurchased related to employee stock-based compensation plans	—	—	(3,804,359)	(3,804,359)	—	—	—	—	—	(80)	(80)	—	(80)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Distribution of consumer banking business	(7,300,000)	—	—	—	(565)	—	565	—	(1,751)	—	(1,751)	—	(1,751)

Balance at September 30, 2014	—	425,066,410	(14,847,185)	410,219,225	$—	$4	$2,880	$8	$1,521	$(257)	$4,156	$—	$4,156

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$885	$1,148
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	1	(47)
Gains on loans and investments, net	—	(307)
Gains on debt repurchases	—	(42)
Goodwill and acquired intangible asset impairment and amortization expense	7	10
Stock-based compensation expense	33	37
Unrealized (gains) losses on derivative and hedging activities	(661)	(384)
Provisions for loan losses	490	649
Increase in restricted cash — other	(3)	(3)
Decrease (increase) in accrued interest receivable	136	(74)
Decrease in accrued interest payable	(108)	(61)
Decrease in other assets	811	545
Increase (decrease) in other liabilities	25	(85)

Cash provided by operating activities — continuing operations	1,616	1,386

Cash (used in) provided by operating activities — discontinued operations	(1)	46

Total net cash provided by operating activities	1,615	1,432

Investing activities
Student loans acquired and originated	(4,286)	(3,689)
Reduction of student loans:
Installment payments, claims and other	9,092	9,159
Proceeds from sales of student loans	—	707
Other investing activities, net	148	56
Purchases of available-for-sale securities	(28)	(44)
Proceeds from maturities of available-for-sale securities	3	28
Purchases of other securities	(313)	(288)
Proceeds from maturities of other securities	319	289
(Increase) decrease in restricted cash — variable interest entities	(52)	422

Total net cash provided by investing activities	4,883	6,640

Financing activities
Distribution of consumer banking business	(2,217)	—
Borrowings collateralized by loans in trust — issued	5,109	8,542
Borrowings collateralized by loans in trust — repaid	(9,409)	(10,815)
Asset-backed commercial paper conduits, net	(1,898)	4,341
ED Conduit Program facility, net	—	(9,551)
Other long-term borrowings issued	834	2,712
Other long-term borrowings repaid	(2,192)	(2,343)
Other financing activities, net	(72)	(782)
Retail and other deposits, net	726	867
Common stock repurchased	(432)	(400)
Common stock dividends paid	(189)	(199)
Preferred stock dividends paid	(6)	(15)

Net cash used in financing activities	(9,746)	(7,643)

Net (decrease) increase in cash and cash equivalents	(3,248)	429
Cash and cash equivalents at beginning of period	5,190	3,900

Cash and cash equivalents at end of period	$1,942	$4,329

Cash disbursements made (refunds received) for:
Interest	$1,489	$1,646

Income taxes paid	$339	$520

Income taxes received	$(107)	$(19)

Noncash activity:
Investing activity — Student loans and other assets removed related to sale of Residual Interest in securitization	$—	$(11,802)

Financing activity — Borrowings removed related to sale of Residual Interest in securitization	$—	$(12,084)

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited)

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

•

“Old SLM” refers to SLM Corporation, as it existed prior to the Spin-Off, and its consolidated subsidiaries. As part of an internal corporate reorganization of Old SLM, Old SLM was merged into a limited liability company and became a subsidiary of Navient, changing its name to “Navient, LLC.” On October 16, 2014, Navient, LLC was merged with and into Navient, with Navient as the surviving corporation.

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

Spin-Off of Navient

On April 30, 2014, the previously announced separation of Navient from SLM BankCo was completed. The separation was effected through the distribution by SLM BankCo of all the shares of common stock of Navient, on a one-to-one basis, to the holders of shares of SLM BankCo common stock as of the close of business on April 22, 2014, the record date for the distribution. As a result of the distribution, Navient is an independent, publicly traded company that operates the education loan management, servicing and asset recovery business previously operated by Old SLM. Navient is comprised primarily of Old SLM’s portfolios of education loans that were not held in Sallie Mae Bank at the time of the separation, as well as servicing and asset recovery activities on those loans and loans held by third parties. In October 2014, Navient successfully completed the transition of the servicing operations and rolled out the Navient brand to its customers.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	The Separation (Continued)

BankCo changed its name to “SLM Corporation.” As part of the internal corporate reorganization and pursuant to the merger, all of the outstanding shares of Old SLM Series A preferred stock and Series B preferred stock were converted, on a one-to-one basis, into substantially identical shares of SLM BankCo preferred stock. Following the merger, the assets and liabilities associated with the education loan management, servicing and asset recovery business were transferred to Navient, and those assets and liabilities associated with the consumer banking were transferred to SLM BankCo. On July 9, 2014, Navient received a private letter ruling from the Internal Revenue Service confirming the intended tax-free status of the Spin-Off and the related internal reorganization transactions. For further information on the Spin-Off and all related matters, please refer to our Registration Statement on Form 10, as amended (our “Form 10”), filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2014, and declared effective on April 14, 2014.

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

The following table shows the condensed balance sheet of SLM BankCo that the financial statements of Navient reflect as a shareholder distribution on April 30, 2014:

(Dollars in millions)	April 30, 2014
Assets
FFELP Loans, net	$1,380
Private Education Loans, net	7,204
Investments	139
Cash and cash equivalents	2,170
Other assets	883

Total assets	$11,776

Liabilities
Short-term borrowings	$6,491
Long-term borrowings	2,750
Other liabilities(1)	825

Total liabilities	10,066

Equity
Preferred stock
Series A	165
Series B	400
Common equity	1,145

Total equity(2)	1,710

Total liabilities and equity	$11,776

(1)	“Other liabilities” include net income tax liabilities of $383 million, which were presented as net income tax assets within “Other assets” on the consolidated financial statements of Navient.
(2)

In addition to the $1,710 million of consumer banking business net assets distributed, we also removed $41 million of goodwill from our balance sheet as required under Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other,” in connection with the distribution. This goodwill was allocated to the consumer banking business based on relative fair value. This total of $1,751 million is the amount that appears on our consolidated statement of changes in stockholders’ equity in connection with the deemed distribution of the consumer banking business.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Form 10. Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our Form 10.

Consolidation

In the first six months of 2013, we sold Residual Interests in FFELP Loan securitization trusts to third parties. We continue to service the student loans in the trust under existing agreements. Prior to the sale of the Residual Interests, we had consolidated the trusts as VIEs because we had met the two criteria for consolidation. We had determined we were the primary beneficiary because (1) as servicer to the trust we had the power to direct the activities of the VIE that most significantly affected its economic performance and (2) as the residual holder of the trust, we had an obligation to absorb losses or receive benefits of the trust that could potentially be significant. Upon the sale of the Residual Interests, we are no longer the residual holder, thus we determined we no longer met criterion (2) above and deconsolidated the trusts. As a result of these transactions, we removed securitization trust assets of $12.5 billion and the related liabilities of $12.1 billion from the balance sheet and recorded a $312 million gain as part of “gains on sales of loans and investments” for the nine months ended September 30, 2013.

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

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2013 to be consistent with classifications adopted for 2014, and had no effect on net income, total assets, or total liabilities.

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

The financial statements of Navient reflect the deemed distribution of SLM BankCo on April 30, 2014. See the table in “Note 1 — The Separation” which shows the related asset and liabilities that were deemed to be distributed. As a result of the deemed distribution, all disclosures in this footnote as of a date prior to April 30, 2014 include SLM BankCo’s FFELP and Private Education Loans, whereas the disclosures as of September 30, 2014 do not contain SLM BankCo’s FFELP and Private Education Loans.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Three Months Ended September 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$96	$1,983	$26	$2,105
Total provision	10	130	—	140
Charge-offs(1)	(14)	(158)	(1)	(173)
Reclassification of interest reserve(2)	—	4	—	4

Ending balance	$92	$1,959	$25	$2,076

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,121	$19	$1,140
Ending balance: collectively evaluated for impairment	$92	$838	$6	$936
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$10,329	$45	$10,374
Ending balance: collectively evaluated for impairment(3)	$96,828	$22,710	$67	$119,605
Charge-offs as a percentage of average loans in repayment (annualized)	.08%	2.30%	3.08%
Allowance as a percentage of the ending total loan balance	.09%	5.93%	22.08%
Allowance as a percentage of the ending loans in repayment	.13%	7.23%	22.08%
Allowance coverage of charge-offs (annualized)	1.6	3.1	7.0
Ending total loans(3)	$96,828	$33,039	$112
Average loans in repayment	$71,807	$27,228	$114
Ending loans in repayment	$71,508	$27,092	$112

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Three Months Ended September 30, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$133	$2,149	$35	$2,317
Total provision	12	195	—	207
Charge-offs(1)	(15)	(205)	(3)	(223)
Reclassification of interest reserve(2)	—	5	—	5

Ending balance	$130	$2,144	$32	$2,306

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,091	$24	$1,115
Ending balance: collectively evaluated for impairment	$130	$1,053	$8	$1,191
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$8,982	$49	$9,031
Ending balance: collectively evaluated for impairment(3)	$105,422	$31,640	$91	$137,153
Charge-offs as a percentage of average loans in repayment (annualized)	.08%	2.57%	7.70%
Allowance as a percentage of the ending total loan balance	.12%	5.28%	22.90%
Allowance as a percentage of the ending loans in repayment	.17%	6.77%	22.90%
Allowance coverage of charge-offs (annualized)	2.2	2.6	2.8
Ending total loans(3)	$105,422	$40,622	$140
Average loans in repayment	$78,012	$31,630	$148
Ending loans in repayment	$77,618	$31,651	$140

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$119	$2,097	$28	$2,244
Total provision	30	460	—	490
Charge-offs(1)	(51)	(543)	(3)	(597)
Reclassification of interest reserve(2)	—	14	—	14
Distribution of SLM BankCo	(6)	(69)	—	(75)

Ending balance	$92	$1,959	$25	$2,076

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,121	$19	$1,140
Ending balance: collectively evaluated for impairment	$92	$838	$6	$936
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$10,329	$45	$10,374
Ending balance: collectively evaluated for impairment(3)	$96,828	$22,710	$67	$119,605
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	2.50%	3.48%
Allowance as a percentage of the ending total loan balance	.09%	5.93%	22.08%
Allowance as a percentage of the ending loans in repayment	.13%	7.23%	22.08%
Allowance coverage of charge-offs (annualized)	1.3	2.7	5.9
Ending total loans(3)	$96,828	$33,039	$112
Average loans in repayment	$72,635	$29,065	$120
Ending loans in repayment	$71,508	$27,092	$112

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$159	$2,171	$47	$2,377
Total provision	42	607	—	649
Charge-offs(1)	(57)	(649)	(15)	(721)
Student loan sales	(14)	—	—	(14)
Reclassification of interest reserve(2)	—	15	—	15

Ending balance	$130	$2,144	$32	$2,306

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,091	$24	$1,115
Ending balance: collectively evaluated for impairment	$130	$1,053	$8	$1,191
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$8,982	$49	$9,031
Ending balance: collectively evaluated for impairment(3)	$105,422	$31,640	$91	$137,153
Charge-offs as a percentage of average loans in repayment (annualized)	.09%	2.74%	12.14%
Allowance as a percentage of the ending total loan balance	.12%	5.28%	22.90%
Allowance as a percentage of the ending loans in repayment	.17%	6.77%	22.90%
Allowance coverage of charge-offs (annualized)	1.7	2.5	1.6
Ending total loans(3)	$105,422	$40,622	$140
Average loans in repayment	$82,196	$31,631	$163
Ending loans in repayment	$77,618	$31,651	$140

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

	Private Education Loans Credit Quality Indicators
	September 30, 2014		December 31, 2013
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$29,179	92%	$36,140	93%
Non-Traditional(1)	2,607	8	2,860	7

Total	$31,786	100%	$39,000	100%

Cosigners:
With cosigner	$20,400	64%	$26,321	67%
Without cosigner	11,386	36	12,679	33

Total	$31,786	100%	$39,000	100%

Seasoning(2):
1-12 payments	$2,971	9%	$5,171	14%
13-24 payments	3,793	12	5,511	14
25-36 payments	4,485	14	5,506	14
37-48 payments	4,634	15	5,103	13
More than 48 payments	12,467	39	11,181	29
Not yet in repayment	3,436	11	6,528	16

Total	$31,786	100%	$39,000	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was due.

(3)	Balance represents gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	September 30, 2014		December 31, 2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$10,868		$13,678
Loans in forbearance(2)	14,452		13,490
Loans in repayment and percentage of each status:
Loans current	60,693	84.9%	63,330	82.8%
Loans delinquent 31-60 days(3)	3,538	4.9	3,746	4.9
Loans delinquent 61-90 days(3)	1,878	2.6	2,207	2.9
Loans delinquent greater than 90 days(3)	5,399	7.6	7,221	9.4

Total FFELP Loans in repayment	71,508	100%	76,504	100%

Total FFELP Loans, gross	96,828		103,672
FFELP Loan unamortized premium	971		1,035

Total FFELP Loans	97,799		104,707
FFELP Loan allowance for losses	(92)		(119)

FFELP Loans, net	$97,707		$104,588

Percentage of FFELP Loans in repayment		73.9%		73.8%

Delinquencies as a percentage of FFELP Loans in repayment		15.1%		17.2%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.8%		15.0%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Private Education Traditional Loan Delinquencies
	September 30, 2014		December 31, 2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,128		$6,088
Loans in forbearance(2)	1,110		969
Loans in repayment and percentage of each status:
Loans current	23,193	93.0%	26,977	92.8%
Loans delinquent 31-60 days(3)	620	2.5	674	2.3
Loans delinquent 61-90 days(3)	386	1.5	420	1.4
Loans delinquent greater than 90 days(3)	742	3.0	1,012	3.5

Total traditional loans in repayment	24,941	100%	29,083	100%

Total traditional loans, gross	29,179		36,140
Traditional loans unamortized discount	(536)		(629)

Total traditional loans	28,643		35,511
Traditional loans receivable for partially charged-off loans	776		799
Traditional loans allowance for losses	(1,546)		(1,592)

Traditional loans, net	$27,873		$34,718

Percentage of traditional loans in repayment		85.5%		80.5%

Delinquencies as a percentage of traditional loans in repayment		7.0%		7.2%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.3%		3.2%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Private Education Non-Traditional Loan Delinquencies
	September 30, 2014		December 31, 2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$308		$440
Loans in forbearance(2)	148		133
Loans in repayment and percentage of each status:
Loans current	1,770	82.3%	1,791	78.3%
Loans delinquent 31-60 days(3)	112	5.2	128	5.6
Loans delinquent 61-90 days(3)	82	3.8	93	4.1
Loans delinquent greater than 90 days(3)	187	8.7	275	12.0

Total non-traditional loans in repayment	2,151	100%	2,287	100%

Total non-traditional loans, gross	2,607		2,860
Non-traditional loans unamortized discount	(68)		(75)

Total non-traditional loans	2,539		2,785
Non-traditional loans receivable for partially charged-off loans	477		514
Non-traditional loans allowance for losses	(413)		(505)

Non-traditional loans, net	$2,603		$2,794

Percentage of non-traditional loans in repayment		82.5%		80.0%

Delinquencies as a percentage of non-traditional loans in repayment		17.7%		21.7%

Loans in forbearance as a percentage of loans in repayment and forbearance		6.4%		5.5%

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

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2007 and 2014 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. There was $392 million and $329 million in the allowance for Private Education Loan losses at September 30, 2014 and 2013, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Receivable at beginning of period	$1,269	$1,334	$1,313	$1,347
Expected future recoveries of current period defaults(1)	51	68	175	216
Recoveries(2)	(48)	(55)	(167)	(177)
Charge-offs(3)	(19)	(25)	(68)	(64)

Receivable at end of period	1,253	1,322	1,253	1,322
Allowance for estimated recovery shortfalls(4)	(392)	(329)	(392)	(329)

Net receivable at end of period	$861	$993	$861	$993

(1)	Represents the difference between the loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in the Private Education Loan total charge-offs as reported in the “Allowance for Loan Losses Metrics” tables.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $2.0 billion and $2.1 billion overall allowance for Private Education Loan losses as of September 30, 2014 and 2013, respectively.

Troubled Debt Restructurings (“TDRs”)

We modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 50 percent and 45 percent of the loans granted forbearance have qualified as a TDR loan at September 30, 2014 and December 31, 2013, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of September 30, 2014 and December 31, 2013 was $2.1 billion and $1.5 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

At September 30, 2014 and December 31, 2013, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
September 30, 2014
Private Education Loans — Traditional	$8,460	$8,537	$903
Private Education Loans — Non-Traditional	1,472	1,472	218

Total	$9,932	$10,009	$1,121

December 31, 2013
Private Education Loans — Traditional	$7,515	$7,559	$812
Private Education Loans — Non-Traditional	1,434	1,427	236

Total	$8,949	$8,986	$1,048

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended September 30,
	2014		2013
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$8,306	$126	$7,071	$108
Private Education Loans — Non-Traditional	1,466	29	1,410	29

Total	$9,772	$155	$8,481	$137

	Nine Months Ended September 30,
	2014		2013
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$7,983	$366	$6,607	$304
Private Education Loans — Non-Traditional	1,450	87	1,359	83

Total	$9,433	$453	$7,966	$387

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	September 30, 2014		December 31, 2013
(Dollars in millions)	Balance	%	Balance	%
Loans in deferment(1)	$860		$913
Loans in forbearance(2)	839		740
Loans in repayment and percentage of each status:
Loans current	6,848	82.4%	5,613	76.5%
Loans delinquent 31-60 days(3)	462	5.6	469	6.4
Loans delinquent 61-90 days(3)	316	3.8	330	4.5
Loans delinquent greater than 90 days(3)	684	8.2	921	12.6

Total TDR loans in repayment	8,310	100%	7,333	100%

Total TDR loans, gross	$10,009		$8,986

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

	Three Months Ended September 30,
	2014			2013
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$415	$72	$110	$651	$88	$168
Private Education Loans — Non-Traditional	43	23	24	94	32	48

Total	$458	$95	$134	$745	$120	$216

	Nine Months Ended September 30,
	2014			2013
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$1,414	$245	$331	$1,686	$269	$547
Private Education Loans — Non-Traditional	159	80	76	259	97	150

Total	$1,573	$325	$407	$1,945	$366	$697

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

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

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
September 30, 2014
Private Education Loans — Traditional	$595	$28	$34
Private Education Loans — Non-Traditional	71	9	11

Total	$666	$37	$45

December 31, 2013
Private Education Loans — Traditional	$926	$35	$46
Private Education Loans — Non-Traditional	97	13	20

Total	$1,023	$48	$66

4.	Borrowings

The following table summarizes our borrowings.

	September 30, 2014			December 31, 2013
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,904	$15,452	$17,356	$2,213	$16,056	$18,269
Bank deposits	—	—	—	6,133	2,807	8,940
Other(1)	677	—	677	691	—	691

Total unsecured borrowings	2,581	15,452	18,033	9,037	18,863	27,900

Secured borrowings:
FFELP Loan securitizations	—	87,655	87,655	—	90,756	90,756
Private Education Loan securitizations	—	18,013	18,013	—	18,835	18,835
FFELP Loan — other facilities	2,125	5,275	7,400	4,715	5,311	10,026
Private Education Loan — other facilities	1,272	—	1,272	—	843	843

Total secured borrowings	3,397	110,943	114,340	4,715	115,745	120,460

Total before hedge accounting adjustments	5,978	126,395	132,373	13,752	134,608	148,360
Hedge accounting adjustments	16	1,274	1,290	43	2,040	2,083

Total	$5,994	$127,669	$133,663	$13,795	$136,648	$150,443

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of September 30, 2014 and December 31, 2013, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	September 30, 2014
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$87,655	$87,655	$88,215	$3,028	$673	$91,916
Private Education Loan securitizations	—	18,013	18,013	22,925	350	404	23,679
FFELP Loan — other facilities	—	5,275	5,275	5,516	100	73	5,689
Private Education Loan — other facilities	1,272	—	1,272	2,057	23	72	2,152

Total before hedge accounting adjustments	1,272	110,943	112,215	118,713	3,501	1,222	123,436
Hedge accounting adjustments	—	520	520	—	—	236	236

Total	$1,272	$111,463	$112,735	$118,713	$3,501	$1,458	$123,672

	December 31, 2013
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$90,756	$90,756	$91,535	$2,913	$683	$95,131
Private Education Loan securitizations	—	18,835	18,835	23,947	338	540	24,825
FFELP Loan — other facilities	3,655	3,791	7,446	7,719	128	91	7,938
Private Education Loan — other facilities	—	843	843	1,583	16	30	1,629

Total before hedge accounting adjustments	3,655	114,225	117,880	124,784	3,395	1,344	129,523
Hedge accounting adjustments	—	1,313	1,313	—	—	978	978

Total	$3,655	$115,538	$119,193	$124,784	$3,395	$2,322	$130,501

5.	Derivative Financial Instruments

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

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2014 and December 31, 2013, and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2014 and 2013.

Impact of Derivatives on Consolidated Balance Sheet

	Hedged Risk Exposure	Cash Flow		Fair Value		Trading		Total
(Dollars in millions)		Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$24	$723	$738	$31	$61	$754	$823
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	384	1,185	—	—	384	1,185
Other(2)	Interest rate	—	—	—	—	1	2	1	2

Total derivative assets(3)		—	24	1,107	1,923	32	63	1,139	2,010
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	(62)	(149)	(142)	(215)	(204)	(364)
Floor Income Contracts	Interest rate	—	—	—	—	(885)	(1,384)	(885)	(1,384)
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	(93)	(155)	(41)	(31)	(134)	(186)
Other(2)	Interest rate	—	—	—	—	(9)	(23)	(9)	(23)

Total derivative liabilities(3)		—	—	(155)	(304)	(1,077)	(1,653)	(1,232)	(1,957)

Net total derivatives		$—	$24	$952	$1,619	$(1,045)	$(1,590)	$(93)	$53

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility and back-to-back private credit floors.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Gross position	$1,139	$2,010	$(1,232)	$(1,957)
Impact of master netting agreements	(273)	(386)	273	386

Derivative values with impact of master netting agreements (as carried on balance sheet)	866	1,624	(959)	(1,571)
Cash collateral (held) pledged	(676)	(687)	609	777

Net position	$190	$937	$(350)	$(794)

The above fair values include adjustments for counterparty credit risk both for when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments (Continued)

The net adjustments decreased the overall net asset positions at September 30, 2014 and December 31, 2013 by $40 million and $91 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at September 30, 2014 and December 31, 2013 by $74 million and $84 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013
Notional Values:
Interest rate swaps	$—	$0.7	$14.6	$16.0	$33.4	$46.3	$48.0	$63.0
Floor Income Contracts	—	—	—	—	27.2	31.8	27.2	31.8
Cross-currency interest rate swaps	—	—	9.5	11.1	0.4	0.3	9.9	11.4
Other(1)	—	—	—	—	3.7	3.9	3.7	3.9

Total derivatives	$—	$0.7	$24.1	$27.1	$64.7	$82.3	$88.8	$110.1

(1)	“Other” includes embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility and back-to-back private credit floors.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended September 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Fair Value Hedges:
Interest rate swaps	$(99)	$(36)	$95	$103	$125	$33	$121	$100
Cross-currency interest rate swaps	(748)	482	8	29	830	(531)	90	(20)

Total fair value derivatives	(847)	446	103	132	955	(498)	211	80
Cash Flow Hedges:
Interest rate swaps	—	—	—	(1)	—	—	—	(1)

Total cash flow derivatives	—	—	—	(1)	—	—	—	(1)
Trading:
Interest rate swaps	(12)	(8)	12	21	—	—	—	13
Floor Income Contracts	195	115	(167)	(201)	—	—	28	(86)
Cross-currency interest rate swaps	(24)	3	(1)	—	—	—	(25)	3
Other	(2)	(4)	(1)	(1)	—	—	(3)	(5)

Total trading derivatives	157	106	(157)	(181)	—	—	—	(75)

Total	(690)	552	(54)	(50)	955	(498)	211	4
Less: realized gains (losses) recorded in interest expense	—	—	103	131	—	—	103	131

Gains (losses) on derivative and hedging activities, net	$(690)	$552	$(157)	$(181)	$955	$(498)	$108	$(127)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments (Continued)

	Nine Months Ended September 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Fair Value Hedges:
Interest rate swaps	$67	$(613)	$294	$317	$(40)	$671	$321	$375
Cross-currency interest rate swaps	(739)	(40)	45	76	821	(58)	127	(22)

Total fair value derivatives	(672)	(653)	339	393	781	613	448	353
Cash Flow Hedges:
Interest rate swaps	—	—	(3)	(6)	—	—	(3)	(6)

Total cash flow derivatives	—	—	(3)	(6)	—	—	(3)	(6)
Trading:
Interest rate swaps	41	(85)	35	58	—	—	76	(27)
Floor Income Contracts	508	601	(532)	(612)	—	—	(24)	(11)
Cross-currency interest rate swaps	(10)	(76)	(2)	31	—	—	(12)	(45)
Other	13	(16)	(1)	(1)	—	—	12	(17)

Total trading derivatives	552	424	(500)	(524)	—	—	52	(100)

Total	(120)	(229)	(164)	(137)	781	613	497	247
Less: realized gains (losses) recorded in interest expense	—	—	336	387	—	—	336	387

Gains (losses) on derivative and hedging activities, net	$(120)	$(229)	$(500)	$(524)	$781	$613	$161	$(140)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	September 30, 2014	December 31, 2013
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$676	$687
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	435	629

Total collateral held	$1,111	$1,316

Derivative asset at fair value including accrued interest	$1,067	$1,878

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$609	$777

Total collateral pledged	$609	$777

Derivative liability at fair value including accrued interest and premium receivable	$675	$948

(1)	At September 30, 2014 and December 31, 2013, $61 million and $0 million, respectively, were held in restricted cash accounts.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $526 million with our counterparties. Further downgrades would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts based on our current unsecured credit rating. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $118 million and have posted $119 million of collateral to these counterparties. If these two counterparties exercised their right to terminate, we would not be required to deliver additional assets to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

6.	Other Assets

The following table provides the detail of our other assets.

	September 30, 2014		December 31, 2013
(Dollars in millions)	Ending Balance	% of Balance	Ending Balance	% of Balance
Accrued interest receivable, net	$1,611	29%	$2,161	30%
Income tax asset, net current and deferred	1,404	25	1,299	18
Derivatives at fair value	866	16	1,624	22
Accounts receivable	536	10	881	12
Benefit and insurance-related investments	485	9	477	7
Fixed assets, net	148	3	237	3
Other loans, net	87	1	101	1
Other	407	7	507	7

Total	$5,544	100%	$7,287	100%

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Stockholders’ Equity

The following table summarizes common share repurchases and issuances by Navient and Old SLM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Common shares repurchased(1)	9,513,514	—	21,744,028	19,316,948
Average purchase price per share(2)	$17.62	$—	$19.89	$20.72
Shares repurchased related to employee stock-based compensation plans(3)	418,431	251,570	3,804,359	5,616,933
Average purchase price per share	$17.75	$24.73	$20.98	$21.23
Common shares issued(4)	712,711	326,789	6,818,737	8,600,008

(1)	Common shares purchased under board approved share repurchase programs.

(2)	Average purchase price per share includes purchase commission costs.

(3)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(4)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on September 30, 2014 was $17.71.

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

Dividend and Share Repurchase Program

In September 2014, we paid a common stock dividend of $0.15 per share.

In May 2014, we authorized $400 million to be utilized in a new common share repurchase program that does not have an expiration date. We repurchased 9.5 million shares of common stock for $167 million in the third quarter of 2014. As of September 30, 2014, we had $168 million in remaining authority.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2014	2013	2014	2013
Numerator:
Net income attributable to Navient Corporation	$359	$260	$885	$1,149
Preferred stock dividends	—	5	6	15

Net income attributable to Navient Corporation common stock	$359	$255	$879	$1,134

Denominator:
Weighted average shares used to compute basic EPS	415	436	421	442
Effect of dilutive securities:
Dilutive effect of stock options, non-vested restricted stock, restricted stock units and Employee Stock Purchase Plans (“ESPPs”)(1)	8	9	8	8

Dilutive potential common shares(2)	8	9	8	8

Weighted average shares used to compute diluted EPS	423	445	429	450

Basic earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$.87	$.56	$2.09	$2.46
Discontinued operations	—	.02	—	.10

Total	$.87	$.58	$2.09	$2.56

Diluted earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$.85	$.55	$2.05	$2.42
Discontinued operations	—	.02	—	.10

Total	$.85	$.57	$2.05	$2.52

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested restricted stock, restricted stock units, and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended September 30, 2014 and 2013, securities covering approximately 3 million and 3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2014 and 2013, securities covering approximately 3 million and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

options, restricted stock, restricted stock units and dividend equivalent units were adjusted into equity in the new companies by a specific conversion ratio per company, which was based upon the volume weighted average prices for each company leading up to the time of the separation, to keep the intrinsic value of the equity awards constant. These adjustments were accounted for as modifications to the original awards. In general, the SLM BankCo and Navient awards are subject to substantially the same terms and conditions as the original Old SLM awards. A comparison of the fair value of the modified awards with the fair value of the original awards immediately before the modification resulted in an immaterial amount of incremental compensation expense which was recorded immediately.

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

During the three and nine months ended September 30, 2014, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2014				December 31, 2013
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$1	$—	$1	$—	$102	$—	$102
Other	—	6	—	6	—	7	—	7

Total available-for-sale investments	—	7	—	7	—	109	—	109
Derivative instruments:(1)
Interest rate swaps	—	731	23	754	—	785	38	823
Cross-currency interest rate swaps	—	1	383	384	—	27	1,158	1,185
Other	—	—	1	1	—	—	2	2

Total derivative assets(3)	—	732	407	1,139	—	812	1,198	2,010

Total	$—	$739	$407	$1,146	$—	$921	$1,198	$2,119

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(99)	$(105)	$(204)	$—	$(239)	$(125)	$(364)
Floor Income Contracts	—	(885)	—	(885)	—	(1,384)	—	(1,384)
Cross-currency interest rate swaps	—	(48)	(86)	(134)	—	(35)	(151)	(186)
Other	—	—	(9)	(9)	—	—	(23)	(23)

Total derivative liabilities(3)	—	(1,032)	(200)	(1,232)	—	(1,658)	(299)	(1,957)

Total	$—	$(1,032)	$(200)	$(1,232)	$—	$(1,658)	$(299)	$(1,957)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

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

	Three Months Ended September 30,
	2014				2013
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(74)	$1,042	$(6)	$962	$(88)	$486	$(15)	$383
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	(7)	(738)	(3)	(748)	10	499	(5)	504
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	(1)	(7)	1	(7)	(10)	(24)	2	(32)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(82)	$297	$(8)	$207	$(88)	$961	$(18)	$855

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(8)	$(745)	$(3)	$(756)	$8	$475	$(4)	$479

	Nine Months Ended September 30,
	2014				2013
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(87)	$1,007	$(21)	$899	$(73)	$1,053	$4	$984
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	7	(671)	11	(653)	6	—	(18)	(12)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	(2)	(39)	2	(39)	(21)	(92)	(4)	(117)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(82)	$297	$(8)	$207	$(88)	$961	$(18)	$855

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$6	$(811)	$13	$(792)	$(3)	$45	$(16)	$26

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Gains (losses) on derivative and hedging activities, net	$(755)	$480	$(692)	$(73)
Interest expense	7	24	39	61

Total	$(748)	$504	$(653)	$(12)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at September 30, 2014	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/ LIBOR basis swaps	$22	Discounted cash flow	Bid/ask adjustment to discount rate	0.05% — 0.02% (0.04%)
Prime/LIBOR basis swaps	(104)	Discounted cash flow	Constant prepayment rate	4.5%
			Bid/ask adjustment to discount rate	0.08% — .08% (0.08%)
Cross-currency interest rate swaps	297	Discounted cash flow	Constant prepayment rate	2.6%
Other	(8)

Total	$207

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

•

Cross-currency interest rate swaps — The unobservable inputs used in these valuations are Constant Prepayment Rates of the underlying securitization trust the swap references. A decrease in this input will result in a longer weighted average life of the swap. All else equal in a typical currency market, this will result in a decrease to the valuation due to the delay in the cash flows of the currency exchanges as well as diminished liquidity in the forward exchange markets as the term of the swap is increased. The opposite is true for an increase in the input.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2014			December 31, 2013
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$98,102	$97,707	$395	$104,481	$104,588	$(107)
Private Education Loans	30,297	30,476	(179)	37,485	37,512	(27)
Cash and investments(1)	6,247	6,247	—	9,732	9,732	—

Total earning assets	134,646	134,430	216	151,698	151,832	(134)

Interest-bearing liabilities
Short-term borrowings	5,987	5,994	7	13,807	13,795	(12)
Long-term borrowings	125,982	127,669	1,687	133,578	136,648	3,070

Total interest-bearing liabilities	131,969	133,663	1,694	147,385	150,443	3,058

Derivative financial instruments
Floor Income Contracts	(885)	(885)	—	(1,384)	(1,384)	—
Interest rate swaps	550	550	—	459	459	—
Cross-currency interest rate swaps	250	250	—	999	999	—
Other	(8)	(8)	—	(21)	(21)	—

Excess of net asset fair value over carrying value			$1,910			$2,924

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $6 million and $113 million at September 30, 2014 and December 31, 2013, respectively, versus a fair value of $7 million and $109 million at September 30, 2014 and December 31, 2013, respectively.

11.	Commitments and Contingencies

On May 2, 2014, Navient Solutions, Inc. (“NSI”) (formerly Sallie Mae, Inc.), a wholly-owned subsidiary of Navient, and Sallie Mae Bank entered into consent orders with the Federal Deposit Insurance Corporation (the “FDIC”) (respectively, the “NSI Order” and the “Bank Order”; collectively, “the FDIC Orders”) to resolve previously disclosed matters related to certain cited violations of Section 5 of the Federal Trade Commission Act, including the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (“SCRA”). The FDIC Orders, which became effective upon the signing of the consent order with the United States Department of Justice (“DOJ”) by Navient and SLM BankCo on May 13, 2014, required NSI to pay $3.3 million in civil monetary penalties. NSI has paid its civil monetary penalties. In addition, the FDIC Orders required the establishment of a restitution reserve account totaling $30 million to provide restitution with respect to loans owned or originated by Sallie Mae Bank, from November 28, 2005 until the effective date of the FDIC Orders. Pursuant to the Separation and Distribution Agreement among SLM Corporation, SLM BankCo and Navient dated as of April 28, 2014 (the “Separation Agreement”), Navient is responsible for funding the restitution reserve account. We funded the account in May 2014.

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

With respect to alleged civil violations of the SCRA, NSI and Sallie Mae Bank have entered into a consent order with the DOJ, in its capacity as the agency having primary authority for enforcement of such matters. The DOJ consent order (“DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by NSI from November 28, 2005 until the effective date of the settlement. The DOJ Order required NSI to fund a $60 million settlement fund, which represents the total amount of compensation due to service members under the DOJ agreement, and to pay $55,000 in civil money penalties. The DOJ Order was approved by the United States District Court in Delaware on September 29, 2014, and as a result, Navient funded the settlement fund and paid the civil money penalties in October 2014.

As of December 31, 2013, a reserve of $65 million was established for estimated amounts and costs that were probable of being incurred for the FDIC and DOJ matters discussed above. In the first quarter of 2014, an additional reserve of $103 million was recorded for pending regulatory matters based on the progression of settlement discussions with the regulators. As a result, the total reserve established by the Company to cover these costs was $168 million as of March 31, 2014, and as of September 30, 2014, $120 million of those reserves remained. The final cost of these proceedings remains uncertain until all of the work under the various consent orders has been completed.

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

Pursuant to the Separation Agreement entered into in connection with the Spin-Off, Navient has agreed to be responsible and indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Please see our Form 10 for a discussion of these indemnifications. As a result, all liabilities arising out of the aforementioned regulatory matters, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient retained $165 million of the $168 million original regulatory reserve in connection with the Spin-Off. There are no additional reserves Navient has related to other indemnification matters with SLM BankCo as of September 30, 2014.

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

(Dollars in millions)	September 30, 2014	December 31, 2013
FFELP Loans, net	$97,707	$104,588
Cash and investments(1)	3,849	4,473
Other	2,266	3,587

Total assets	$103,822	$112,648

(1)	Includes restricted cash and investments.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Segment Reporting (Continued)

The following table includes GAAP-basis asset information for our Private Education Loans segment.

(Dollars in millions)	September 30, 2014	December 31, 2013
Private Education Loans, net	$30,476	$37,512
Cash and investments(1)	135	2,555
Other	2,454	2,934

Total assets	$33,065	$43,001

(1)	Includes restricted cash and investments.

Business Services Segment

Our Business Services segment generates the majority of its revenue from servicing our FFELP Loan portfolio. We also provide servicing and asset recovery services for loans on behalf of Guarantors of FFELP Loans and other institutions, including the U.S. Department of Education (“ED”).

At September 30, 2014 and December 31, 2013, the Business Services segment had total assets of $350 million and $892 million, respectively, on a GAAP basis.

Other Segment

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from certain smaller wind-down and discontinued operations within this segment.

At September 30, 2014 and December 31, 2013, the Other segment had total assets of $3.1 billion and $3.0 billion, respectively, on a GAAP basis.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Segment Reporting (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$531	$490	$—	$—	$—	$1,021	$167	$(60)	$107	$1,128
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	1	—	—	1	—	2	—	—	—	2

Total interest income	532	490	—	3	—	1,025	167	(60)	107	1,132
Total interest expense	293	174	—	29	—	496	10	2	12	508

Net interest income (loss)	239	316	—	(26)	—	529	157	(62)	95	624
Less: provisions for loan losses	10	130	—	—	—	140	—	—	—	140

Net interest income (loss) after provisions for loan losses	229	186	—	(26)	—	389	157	(62)	95	484
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	16	10	167	—	(112)	81	—	—	—	81
Asset recovery revenue	—	—	65	—	—	65	—	—	—	65
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	3	8	—	11	(157)	288	131	142

Total other income (loss)	16	10	235	8	(112)	157	(157)	288	131	288
Expenses:
Direct operating expenses	118	40	98	3	(112)	147	—	—	—	147
Overhead expenses	—	—	—	48	—	48	—	—	—	48

Operating expenses	118	40	98	51	(112)	195	—	—	—	195
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	2	2	2
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	14	14	14

Total expenses	118	40	98	51	(112)	195	—	16	16	211
Income (loss) from continuing operations, before income tax expense (benefit)	127	156	137	(69)	—	351	—	210	210	561
Income tax expense (benefit)(3)	48	58	50	(25)	—	131	—	69	69	200

Net income (loss) from continuing operations	$79	$98	$87	$(44)	$—	$220	$—	$141	$141	$361
Loss from discontinued operations, net of tax benefit	—	—	(2)	—	—	(2)	—	—	—	(2)

Net income (loss)	$79	$98	$85	$(44)	$—	$218	$—	$141	$141	$359

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2014
(Dollars in millions)	Net Impact of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$95	$—	$95
Total other income	—	131	—	131
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	2	2
Restructuring and other reorganization expenses	14	—	—	14

Total “Core Earnings” adjustments to GAAP	$(14)	$226	$(2)	210

Income tax expense				69

Net income				$141

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Segment Reporting (Continued)

	Three Months Ended September 30, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$564	$514	$—	$—	$—	$1,078	$201	$54	$255	$1,333
Other loans	—	—	—	3	—	3	—	—	—	3
Cash and investments	2	1	—	—	—	3	—	1	1	4

Total interest income	566	515	—	3	—	1,084	201	55	256	1,340
Total interest expense	307	185	—	15	—	507	12	22	34	541

Net interest income (loss)	259	330	—	(12)	—	577	189	33	222	799
Less: provisions for loan losses	11	176	—	—	—	187	—	20	20	207

Net interest income (loss) after provisions for loan losses	248	154	—	(12)	—	390	189	13	202	592
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	21	11	171	—	(122)	81	—	2	2	83
Asset recovery revenue	—	—	104	—	—	104	—	—	—	104
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	—	6	—	6	(189)	65	(124)	(118)

Total other income (loss)	21	11	275	6	(122)	191	(189)	67	(122)	69
Expenses:
Direct operating expenses	128	49	88	4	(122)	147	—	51	51	198
Overhead expenses	—	—	—	43	—	43	—	16	16	59

Operating expenses	128	49	88	47	(122)	190	—	67	67	257
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	12	12	12

Total expenses	128	49	88	47	(122)	190	—	83	83	273
Income (loss) from continuing operations, before income tax expense (benefit)	141	116	187	(53)	—	391	—	(3)	(3)	388
Income tax expense (benefit)(3)	50	41	68	(19)	—	140	—	(4)	(4)	136

Net income (loss) from continuing operations	$91	$75	$119	$(34)	$—	$251	$—	$1	$1	$252
Income from discontinued operations, net of tax expense	—	—	8	—	—	8	—	—	—	8

Net income (loss)	$91	$75	$127	$(34)	$—	$259	$—	$1	$1	$260

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2013
(Dollars in millions)	Net Impact of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$91	$111	$—	$202
Total other income (loss)	8	(130)	—	(122)
Operating expenses	67	—	—	67
Goodwill and acquired intangible asset impairment and amortization	—	—	4	4
Restructuring and other reorganization expenses	12	—	—	12

Total “Core Earnings” adjustments to GAAP	$20	$(19)	$(4)	(3)

Income tax benefit				(4)

Net income				$1

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Segment Reporting (Continued)

	Nine Months Ended September 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$1,564	$1,475	$—	$—	$—	$3,039	$532	$18	$550	$3,589
Other loans	—	—	—	7	—	7	—	—	—	7
Cash and investments	3	—	—	3	—	6	—	1	1	7

Total interest income	1,567	1,475	—	10	—	3,052	532	19	551	3,603
Total interest expense	871	532	—	84	—	1,487	32	31	63	1,550

Net interest income (loss)	696	943	—	(74)	—	1,565	500	(12)	488	2,053
Less: provisions for loan losses	30	411	—	—	—	441	—	49	49	490

Net interest income (loss) after provisions for loan losses	666	532	—	(74)	—	1,124	500	(61)	439	1,563
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	42	18	502	—	(345)	217	—	—	—	217
Asset recovery revenue	—	—	308	—	—	308	—	—	—	308
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	4	19	—	23	(500)	687	187	210

Total other income (loss)	42	18	814	19	(345)	548	(500)	687	187	735
Expenses:
Direct operating expenses	363	138	286	118	(345)	560	—	35	35	595
Overhead expenses	—	—	—	149	—	149	—	29	29	178

Operating expenses	363	138	286	267	(345)	709	—	64	64	773
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	7	7	7
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	102	102	102

Total expenses	363	138	286	267	(345)	709	—	173	173	882
Income (loss) from continuing operations, before income tax expense (benefit)	345	412	528	(322)	—	963	—	453	453	1,416
Income tax expense (benefit)(3)	131	153	197	(120)	—	361	—	169	169	530

Net income (loss) from continuing operations	$214	$259	$331	$(202)	$—	$602	$—	$284	$284	$886
Loss from discontinued operations, net of tax benefit	—	—	(1)	—	—	(1)	—	—	—	(1)

Net income (loss)	$214	$259	$330	$(202)	$—	$601	$—	$284	$284	$885

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2014
(Dollars in millions)	Net Impact of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$137	$302	$—	$439
Total other income	14	173	—	187
Operating expenses	64	—	—	64
Goodwill and acquired intangible asset impairment and amortization	—	—	7	7
Restructuring and other reorganization expenses	102	—	—	102

Total “Core Earnings” adjustments to GAAP	$(15)	$475	$(7)	453

Income tax expense				169

Net income				$284

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Segment Reporting (Continued)

	Nine Months Ended September 30, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$1,728	$1,526	$—	$—	$—	$3,254	$612	$156	$768	$4,022
Other loans	—	—	—	9	—	9	—	—	—	9
Cash and investments	5	3	—	2	—	10	—	3	3	13

Total interest income	1,733	1,529	—	11	—	3,273	612	159	771	4,044
Total interest expense	960	557	—	41	—	1,558	44	64	108	1,666

Net interest income (loss)	773	972	—	(30)	—	1,715	568	95	663	2,378
Less: provisions for loan losses	40	570	—	—	—	610	—	39	39	649

Net interest income (loss) after provisions for loan losses	733	402	—	(30)	—	1,105	568	56	624	1,729
Other income (loss):
Gains on sales of loans and investments	312	—	—	(5)	—	307	—	—	—	307
Servicing revenue	60	30	537	—	(408)	219	—	4	4	223
Asset recovery revenue	—	—	312	—	—	312	—	—	—	312
Gains on debt repurchases	—	—	—	48	—	48	(6)	—	(6)	42
Other income (loss)	—	—	—	6	—	6	(562)	482	(80)	(74)

Total other income (loss)	372	30	849	49	(408)	892	(568)	486	(82)	810
Expenses:
Direct operating expenses	428	145	263	8	(408)	436	—	121	121	557
Overhead expenses	—	—	—	119	—	119	—	61	61	180

Operating expenses	428	145	263	127	(408)	555	—	182	182	737
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	10	10	10
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	46	46	46

Total expenses	428	145	263	127	(408)	555	—	238	238	793
Income (loss) from continuing operations, before income tax expense (benefit)	677	287	586	(108)	—	1,442	—	304	304	1,746
Income tax expense (benefit)(3)	244	103	214	(39)	—	522	—	123	123	645

Net income (loss) from continuing operations	$433	$184	$372	$(69)	$—	$920	$—	$181	$181	$1,101
Income from discontinued operations, net of tax expense	—	—	48	—	—	48	—	(1)	(1)	47

Net income (loss)	433	184	420	(69)	—	968	—	180	180	1,148
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)	(1)

Net income (loss) attributable to Navient Corporation	$433	$184	$420	$(69)	$—	$968	$—	$181	$181	$1,149

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2013
(Dollars in millions)	Net Impact of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$284	$340	$—	$624
Total other income (loss)	24	(106)	—	(82)
Operating expenses	182	—	—	182
Goodwill and acquired intangible asset impairment and amortization	—	—	10	10
Restructuring and other reorganization expenses	46	—	—	46

Total “Core Earnings” adjustments to GAAP	$80	$234	$(10)	304

Income tax expense				123
Loss from discontinued operations, net of tax benefit				(1)
Net loss attributable to noncontrolling interest				(1)

Net income				$181

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off(1)	$(14)	$20	$(15)	$80
Net impact of derivative accounting(2)	226	(19)	475	234
Net impact of goodwill and acquired intangibles assets(3)	(2)	(4)	(7)	(10)
Net tax effect(4)	(69)	4	(169)	(123)

Total “Core Earnings” adjustments to GAAP	$141	$1	$284	$181

(1)

SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off: For “Core Earnings,” we have assumed the consumer banking business (SLM BankCo) was never a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014 and we have removed the restructuring and reorganization expense incurred in connection with the Spin-Off. Excluding these items provides management with a useful basis from which to better evaluate results from ongoing operations against results from prior periods. The adjustment relates to the exclusion of the consumer banking business and represents the operations, assets, liabilities and equity of SLM BankCo, which is comprised of Sallie Mae Bank, Upromise Rewards, the Insurance Business, and the Private Education Loan origination functions. Included in these amounts are also certain general corporate overhead expenses related to the consumer banking business. General corporate overhead consists of costs primarily associated with accounting, finance, legal, human resources, certain information technology costs, stock compensation, and executive management and the board of directors. These costs were generally allocated to the consumer banking business based on the proportionate level of effort provided to the consumer banking business relative to Old SLM using a relevant allocation driver (e.g., in proportion to the number of employees by function that were being transferred to SLM BankCo as opposed to remaining at Navient). All intercompany transactions between SLM BankCo and Navient have been eliminated. In addition, all preferred stock dividends have been removed as SLM BankCo succeeded Old SLM as the issuer of the preferred stock in connection with the Spin-Off.

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

This Quarterly Report on Form 10-Q contains “forward-looking” statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our Form 10 and our subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third parties, including counterparties to our derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings or the credit ratings of the United States of America; failures of our operating systems or infrastructure, as well as those of third-party vendors; damage to our reputation; failures to successfully implement cost-cutting initiatives and adverse effects of such initiatives on our business; risks associated with the recently completed separation of Navient and SLM Corporation into two, distinct publicly traded companies, including failure to achieve the expected benefits of the separation; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; changes in general economic conditions; our ability to successfully effectuate any acquisitions and other strategic initiatives; and changes in the demand for debt management services. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. We do not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in our expectations.

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

•

“Old SLM” refers to SLM Corporation, as it existed prior to the Spin-Off, and its consolidated subsidiaries. As part of an internal corporate reorganization of Old SLM, Old SLM was merged into a limited liability company and became a subsidiary of Navient, changing its name to “Navient, LLC.” On October 16, 2014, Navient, LLC was merged with and into Navient, with Navient as the surviving corporation.

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

Spin-Off of Navient

On April 30, 2014, the previously announced separation of Navient from SLM BankCo was completed. The separation was effected through the distribution by SLM BankCo, on a one-to-one basis, of all the shares of common stock of Navient to the holders of shares of SLM BankCo common stock, as of the close of business on April 22, 2014, the record date for the distribution. As a result of the distribution, Navient is an independent, publicly traded company that operates the education loan management, servicing and asset recovery business previously operated by Old SLM. Navient is comprised primarily of Old SLM’s portfolios of education loans that were not held in Sallie Mae Bank at the time of the separation, as well as servicing and asset recovery activities on those loans and loans held by third parties. In October 2014, Navient successfully completed the transition of the servicing operations and rolled out the Navient brand to its customers.

To implement the separation and distribution of Navient, an internal corporate reorganization of Old SLM was effected, pursuant to which, on April 29, 2014, SLM BankCo replaced Old SLM as the parent holding company pursuant to a holding company merger. In accordance with Section 251(g) of the DGCL, by action of the Old SLM board of directors and without a shareholder vote, Old SLM was merged into Navient, LLC, a wholly owned subsidiary of Old SLM, with Navient, LLC surviving. Immediately following the effective time of the merger, SLM BankCo changed its name to “SLM Corporation.” As part of the internal corporate reorganization and pursuant to the merger, all of the outstanding shares of Old SLM Series A preferred stock and Series B preferred stock were converted, on a one-to-one basis, into substantially identical shares of SLM BankCo preferred stock. Following the merger, the assets and liabilities associated with the education loan management, servicing and asset recovery business were transferred to Navient, and those assets and liabilities associated with the consumer banking were transferred to SLM BankCo. On July 9, 2014, Navient received a private letter ruling from the Internal Revenue Service confirming the intended tax-free status of the Spin-Off and the related internal reorganization transactions. For further information on the Spin-Off and all related matters, please refer to our Form 10.

Due to the relative significance of Navient to Old SLM, among other factors, for financial reporting purposes Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to Old SLM, notwithstanding the legal form of the Spin-Off. As a result, the historical financial statements of Old SLM prior to the distribution on April 30, 2014 are the historical financial statements of Navient. For that reason, the historical GAAP financial information related to periods on or prior to April 30, 2014 contained in this Quarterly

Report on Form 10-Q is that of Old SLM, which includes the consolidated results of both the loan management, servicing and asset recovery business and the consumer banking business. Since Navient is the “accounting spinnor,” the GAAP financial statements of Navient reflect the deemed distribution of SLM BankCo to SLM BankCo’s stockholders on April 30, 2014, notwithstanding the legal form of the Spin-Off in which Navient common stock was distributed to the stockholders of SLM BankCo.

The following table shows the condensed balance sheet of SLM BankCo that the financial statements of Navient reflect as a shareholder distribution on April 30, 2014:

(Dollars in millions)	April 30, 2014
Assets
FFELP Loans, net	$1,380
Private Education Loans, net	7,204
Investments	139
Cash and cash equivalents	2,170
Other assets	883

Total assets	$11,776

Liabilities
Short-term borrowings	$6,491
Long-term borrowings	2,750
Other liabilities(1)	825

Total liabilities	10,066

Equity
Preferred stock
Series A	165
Series B	400
Common equity	1,145

Total equity(2)	1,710

Total liabilities and equity	$11,776

(1)	“Other liabilities” include net income tax liabilities of $383 million, which were presented as net income tax assets within “Other assets” on the consolidated financial statements of Navient.
(2)

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

Navient holds the largest portfolio of education loans insured or guaranteed under the FFELP, as well as the largest portfolio of Private Education Loans. FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. Private Education Loans are education loans to students or their families that are non-federal loans and not insured or guaranteed under FFELP. Private Education Loans bear the full credit risk of the customer and any cosigner and are made primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or students’ and families’ resources. As of September 30, 2014, approximately 87 percent of the FFELP Loans and 58 percent of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt through the use of securitization trusts.

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

As of September 30, 2014, Navient’s principal assets consisted of:

•	$97.7 billion in FFELP Loans, with a student loan spread of 1.02 percent for the quarter ended September 30, 2014 on a “Core Earnings” basis and a weighted average life of 7.5 years;

•	$30.5 billion in Private Education Loans, with a student loan spread of 4.06 percent for the quarter ended September 30, 2014 on a “Core Earnings” basis and a weighted average life of 7.1 years;

•

a leading student loan servicing platform that services loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.1 million customer accounts serviced under Navient’s contract with ED; and

•

a leading student loan asset recovery platform with an outstanding inventory of contingent asset recovery receivables of approximately $16.0 billion, of which approximately $13.3 billion was student loans and the remainder was other debt.

Navient’s Strengths and Opportunities

Navient possesses a number of competitive advantages that distinguishes it from its competitors, including:

Large, high quality asset base with predictable cash flows. At September 30, 2014, Navient’s $128.2 billion student loan portfolio is 80 percent funded to term and is expected to produce consistent and predictable cash flows over the remaining life of the portfolio. Navient’s $97.7 billion portfolio of FFELP Loans bears a maximum three-percent loss exposure due to the federal guarantee. Navient’s $30.5 billion portfolio of Private Education Loans bears the full credit risk of the borrower and cosigner. Navient expects that cash flows from its FFELP Loan and Private Education Loan portfolios will significantly exceed future debt service obligations.

Efficient and large scale servicing platform. Navient is the largest servicer of education loans, servicing over $300 billion in student loans for more than 12 million customers. Navient has demonstrated scalable infrastructure with capacity to add volume at a low cost. Navient’s premier market share and tested servicing and asset recovery infrastructure make it well-positioned to expand its servicing and asset recovery businesses to additional third-party FFELP, federal, Private Education and other loan portfolios.

Superior operating performance. Navient has demonstrated superior default prevention performance and industry leading asset recovery services. The combined portfolio of federal loans serviced by Navient (DSLP Loans and FFELP Loans) experienced a Cohort Default Rate 40 percent lower than the national rate released by ED in September 2014. We are consistently a top performer in our asset recovery business as well. Navient prides itself on a robust compliance culture driven by a “customer first” approach.

Strong capital return. As a result of the significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases. For the nine months ended September 30, 2014, we have paid $189 million in common dividends and repurchased $432 million in common stock.

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

Navient’s Approach to Assisting Students and Families in Repaying their Education Loans

Navient has a leading student loan servicing platform that services loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.1 million customer accounts serviced under Navient’s contract with ED. Employee emphasis is placed on providing service with accuracy, courtesy, consistency and empathy. If we fall short, we make it a priority to correct our mistake, and we make it a priority to prevent it from happening again.

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

To help customers manage these realities, Navient makes customer success and default prevention top priorities. Contact and counseling keep customers on track, and we believe we go beyond what is required in our efforts to assist customers with past-due student loan payments. In October 2014, we launched new resources to encourage financial literacy and to help customers understand their repayment options and enroll in the plan that is best for them. That outreach pays off: approximately 90 percent of federal loan customers we reach successfully utilize the options available to them to resolve their delinquency. As a result of our outreach, customers whose federal loans Navient services have a default rate 40 percent better than the national average.

Selected Historical Financial Information and Ratios

Although SLM BankCo is the entity that distributed the shares of Navient common stock to SLM BankCo common stockholders, for financial reporting purposes, Navient is treated as the “accounting spinnor” and therefore Navient, and not SLM BankCo, is the “accounting successor” to Old SLM. Hence, the following GAAP financial information to the extent related to periods on or prior to April 30, 2014 reflects the historical results of operations and financial condition of Old SLM, which is the accounting predecessor of Navient. For a discussion of how “Core Earnings” results are different than GAAP results, see “‘Core Earnings’ — Definition and Limitations” and “Differences between ‘Core Earnings’ and GAAP.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2014	2013	2014	2013
GAAP Basis
Net income attributable to Navient Corporation	$359	$260	$885	$1,149
Diluted earnings per common share attributable to Navient Corporation	$.85	$.57	$2.05	$2.52
Weighted average shares used to compute diluted earnings per common share	423	445	429	450
Return on assets	1.05%	.67%	.83%	.95%
Ending FFELP Loans, net	$97,707	$106,350	$97,707	$106,350
Ending Private Education Loans, net	30,476	37,752	30,476	37,752

Ending total student loans, net	$128,183	$144,102	$128,183	$144,102

Average FFELP Loans	$98,736	$107,483	$101,113	$114,387
Average Private Education Loans	31,179	38,102	34,617	38,220

Average total student loans	$129,915	$145,585	$135,730	$152,607

“Core Earnings” Basis(1)
Net income attributable to Navient Corporation	$218	$259	$601	$968
Diluted earnings per common share attributable to Navient Corporation	$.52	$.58	$1.40	$2.15
Weighted average shares used to compute diluted earnings per common share	423	445	429	450
Return on assets	.64%	.71%	.58%	.85%
Ending FFELP Loans, net	$97,707	$105,135	$97,707	$105,135
Ending Private Education Loans, net	30,476	31,591	30,476	31,591

Ending total student loans, net	$128,183	$136,726	$128,183	$136,726

Average FFELP Loans	$98,736	$106,316	$100,498	$113,287
Average Private Education Loans	31,179	32,256	31,369	32,359

Average total student loans	$129,915	$138,572	$131,867	$145,646

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the quarter and nine months ended September 30, 2014.

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

Third-Quarter 2014 Summary of Results

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

Third-quarter 2014 GAAP net income was $359 million ($0.85 diluted earnings per share), versus net income of $260 million ($0.57 diluted earnings per share) in the third-quarter 2013. The changes in GAAP net income are impacted by the same “Core Earnings” items discussed below, as well as changes in net income attributable to (1) the financial results attributable to the operations of the consumer banking business prior to the Spin-Off on April 30, 2014 and related restructuring and reorganization expense incurred in connection with the Spin-Off, (2) unrealized, mark-to-market gains/losses on derivatives and (3) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP but have not been included in “Core

Earnings” results. Third-quarter 2014 GAAP results included gains of $226 million from derivative accounting treatment that are excluded from “Core Earnings” results, compared with losses of $19 million in the year-ago period. See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” for a complete reconciliation between GAAP net income and “Core Earnings.”

“Core Earnings” for the quarter were $218 million ($0.52 diluted earnings per share), compared with $259 million ($0.58 diluted earnings per share) for the year-ago quarter. The decrease in “Core Earnings” was the result of a $39 million reduction in asset recovery revenue, primarily related to a legislative reduction in certain fees earned effective July 1, 2014, as well as a $48 million reduction in net interest income, partially offset by a $47 million decrease in provisions for loan losses.

In addition, during the first nine months of 2014, we:

•	acquired $3.4 billion of student loans;

•	issued $4.0 billion of FFELP asset-backed securities (“ABS”), $1.1 billion of Private Education Loan ABS and $850 million of unsecured bonds;

•

closed on a new $8.0 billion FFELP Loan asset-backed commercial paper (“ABCP”) facility that matures in January 2016. This facility replaced an existing $5.5 million FFELP ABCP facility which was retired in January 2014;

•	closed on a new $1.0 billion Private Education Loan ABCP facility. This facility, which matures in June 2015, will be available for Private Education Loan refinancing and acquisitions;

•	repurchased 21.7 million common shares for $432 million on the open market (8.3 million common shares for $200 million pre-Spin-Off, and 13.4 million common shares for $232 million post-Spin-Off); and

•	authorized $400 million in May 2014 to be utilized in a new common share repurchase program, of which $232 million has been utilized.

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

GAAP Statements of Income (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2014	2013	$	%	2014	2013	$	%
Interest income:
FFELP Loans	$638	$698	$(60)	(9)%	$1,916	$2,138	$(222)	(10)%
Private Education Loans	490	635	(145)	(23)	1,673	1,884	(211)	(11)
Other loans	2	3	(1)	(33)	7	9	(2)	(22)
Cash and investments	2	4	(2)	(50)	7	13	(6)	(46)

Total interest income	1,132	1,340	(208)	(16)	3,603	4,044	(441)	(11)
Total interest expense	508	541	(33)	(6)	1,550	1,666	(116)	(7)

Net interest income	624	799	(175)	(22)	2,053	2,378	(325)	(14)
Less: provisions for loan losses	140	207	(67)	(32)	490	649	(159)	(24)

Net interest income after provisions for loan losses	484	592	(108)	(18)	1,563	1,729	(166)	(10)
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	307	(307)	(100)
Gains (losses) on derivative and hedging activities, net	108	(127)	235	185	161	(140)	301	215
Servicing revenue	81	83	(2)	(2)	217	223	(6)	(3)
Asset recovery revenue	65	104	(39)	(38)	308	312	(4)	(1)
Gains on debt repurchases	—	—	—	—	—	42	(42)	(100)
Other income	34	9	25	278	49	66	(17)	(26)

Total other income	288	69	219	317	735	810	(75)	(9)
Expenses:
Operating expenses	195	257	(62)	(24)	773	737	36	5
Goodwill and acquired intangible asset impairment and amortization expense	2	4	(2)	(50)	7	10	(3)	(30)
Restructuring and other reorganization expenses	14	12	2	17	102	46	56	122

Total expenses	211	273	(62)	(23)	882	793	89	11

Income from continuing operations, before income tax expense	561	388	173	45	1,416	1,746	(330)	(19)
Income tax expense	200	136	64	47	530	645	(115)	(18)

Net income from continuing operations	361	252	109	43	886	1,101	(215)	(20)
Income from discontinued operations, net of tax expense	(2)	8	(10)	(125)	(1)	47	(48)	(102)

Net income	359	260	99	38	885	1,148	(263)	(23)
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	(1)	1	(100)

Net income attributable to Navient Corporation	359	260	99	38	885	1,149	(264)	(23)
Preferred stock dividends	—	5	(5)	(100)	6	15	(9)	(60)

Net income attributable to Navient Corporation common stock	$359	$255	$104	41%	$879	$1,134	$(255)	(22)%

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$.87	$.56	$.31	55%	$2.09	$2.46	$(.37)	(15)%
Discontinued operations	—	.02	(.02)	(100)	—	.10	(.10)	(100)

Total	$.87	$.58	$.29	50%	$2.09	$2.56	$(.47)	(18)%

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$.85	$.55	$.30	55%	$2.05	$2.42	$(.37)	(15)%
Discontinued operations	—	.02	(.02)	(100)	—	.10	(.10)	(100)

Total	$.85	$.57	$.28	49%	$2.05	$2.52	$(.47)	(19)%

Dividends per common share attributable to Navient Corporation	$.15	$.15	$—	—%	$.45	$.45	$—	—%

Consolidated Earnings Summary — GAAP-basis

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

For the three months ended September 30, 2014, net income was $359 million, or $0.85 diluted earnings per common share, compared with net income of $260 million, or $0.57 diluted earnings per common share, for the three months ended September 30, 2013. The increase in net income was primarily due to a $235 million increase in net gains on derivative and hedging activities, a $67 million decline in the provisions for loan losses, lower operating expenses of $62 million and a $25 million increase in other income. This was partially offset by a $175 million decline in net interest income and a $39 million decrease in asset recovery revenue.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•

Net interest income decreased by $175 million of which $112 million related to the deemed distribution on SLM BankCo on April 30, 2014. Also contributing to the decrease was a reduction in FFELP net interest income resulting from a $9 billion decline in average FFELP Loans outstanding.

•

Provisions for loan losses declined $67 million primarily as a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends leading to decreases in expected future charge-offs.

•

Gains (losses) on derivative and hedging activities, net, increased $235 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•

Asset recovery revenue decreased $39 million primarily as a result of the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduced the amount paid to Guarantor agencies for defaulted FFELP Loans that are rehabilitated. This legislative reduction in fees earned represents $32 million of the $39 million decrease in asset recovery revenue.

•

Other income increased $25 million primarily due to an increase in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•	Operating expenses decreased $62 million, of which $67 million related to the deemed distribution of SLM BankCo on April 30, 2014.

•

Restructuring and other reorganization expenses increased $2 million to $14 million. These expenses were primarily related to costs incurred in connection with the Spin-Off. We expect these costs to decline as we complete our transition efforts.

We repurchased 9.5 million shares of our common stock during the three months ended September 30, 2014 as part of our common share repurchase program. There were no repurchases in the year-ago quarter. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 22 million common shares from the year-ago quarter.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014, net income was $885 million, or $2.05 diluted earnings per common share, compared with net income of $1.1 billion, or $2.52 diluted earnings per common share, for the nine months ended September 30, 2013. The decrease in net income was primarily due to a $325 million decline in net interest income, $312 million in gains from the sale of Residual Interests in FFELP Loan securitization trusts that occurred in the first half of 2013, a $38 million after-tax gain from the sale of the Campus Solutions business in the year-ago period, a $42 million decrease in debt repurchase gains, higher operating expenses of $36 million and higher restructuring and other reorganization costs of $56 million. This was partially offset by a $159 million decline in the provisions for loan losses and a $301 million increase in net gains on derivative and hedging activities.

The primary contributors to each of the identified drivers of changes in net income for the current nine-month period compared with the year-ago nine-month period are as follows:

•

Net interest income decreased by $325 million of which $138 million related to the deemed distribution of SLM BankCo on April 30, 2014. Also contributing to the decrease was a reduction in FFELP net interest income resulting from a $13 billion decline in average FFELP Loans outstanding. This decline in FFELP Loans was due, in part, to the sale of Residual Interests in FFELP Loan securitization trusts in the first half of 2013. There were approximately $12 billion of FFELP Loans in these trusts at the time of sale.

•

Provisions for loan losses declined $159 million primarily as a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends leading to decreases in expected future charge-offs.

•

Gains on sales of loans and investments decreased by $307 million as the result of $312 million in gains on the sales of the Residual Interests in FFELP Loan securitization trusts in the first-half of 2013. There were no sales in the current nine-month period.

•

Gains (losses) on derivative and hedging activities, net, increased $301 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•	Gains on debt repurchases decreased $42 million. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•

The primary driver of the increase in direct operating expenses for the nine months ended September 30, 2014 compared with the prior-year period was $103 million of additional reserve recorded in first-quarter 2014 for pending regulatory matters. During the second quarter, Navient entered into agreements with the DOJ and the FDIC to resolve these previously reported regulatory matters.

Excluding this regulatory reserve, operating expenses decreased $67 million. This decrease was primarily due to $118 million related to the deemed distribution of SLM BankCo on April 30, 2014, partially offset primarily by increases in our third-party servicing and asset recovery activities.

•

Restructuring and other reorganization expenses increased $56 million to $102 million. These expenses were primarily related to third-party costs incurred in connection with the Spin-Off. We expect these costs to decline as we complete our transition efforts.

We repurchased 21.7 million shares and 19.3 million shares of our common stock during the nine months ended September 30, 2014 and 2013, respectively, as part of our common share repurchase program. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 21 million common shares from the year-ago period.

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

2.	Unrealized mark-to-market gains/losses resulting from our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness; and

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

	Three Months Ended September 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$531	$490	$—	$—	$—	$1,021	$167	$(60)	$107	$1,128
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	1	—	—	1	—	2	—	—	—	2

Total interest income	532	490	—	3	—	1,025	167	(60)	107	1,132
Total interest expense	293	174	—	29	—	496	10	2	12	508

Net interest income (loss)	239	316	—	(26)	—	529	157	(62)	95	624
Less: provisions for loan losses	10	130	—	—	—	140	—	—	—	140

Net interest income (loss) after provisions for loan losses	229	186	—	(26)	—	389	157	(62)	95	484
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	16	10	167	—	(112)	81	—	—	—	81
Asset recovery revenue	—	—	65	—	—	65	—	—	—	65
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	3	8	—	11	(157)	288	131	142

Total other income (loss)	16	10	235	8	(112)	157	(157)	288	131	288
Expenses:
Direct operating expenses	118	40	98	3	(112)	147	—	—	—	147
Overhead expenses	—	—	—	48	—	48	—	—	—	48

Operating expenses	118	40	98	51	(112)	195	—	—	—	195
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	2	2	2
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	14	14	14

Total expenses	118	40	98	51	(112)	195	—	16	16	211
Income (loss) from continuing operations, before income tax expense (benefit)	127	156	137	(69)	—	351	—	210	210	561
Income tax expense (benefit)(3)	48	58	50	(25)	—	131	—	69	69	200

Net income (loss) from continuing operations	$79	$98	$87	$(44)	$—	$220	$—	$141	$141	$361
Loss from discontinued operations, net of tax benefit	—	—	(2)	—	—	(2)	—	—	—	(2)

Net income (loss)	$79	$98	$85	$(44)	$—	$218	$—	$141	$141	$359

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2014
(Dollars in millions)	Net Impact of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$95	$—	$95
Total other income	—	131	—	131
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	2	2
Restructuring and other reorganization expenses	14	—	—	14

Total “Core Earnings” adjustments to GAAP	$(14)	$226	$(2)	210

Income tax expense				69

Net income				$141

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended September 30, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$564	$514	$—	$—	$—	$1,078	$201	$54	$255	$1,333
Other loans	—	—	—	3	—	3	—	—	—	3
Cash and investments	2	1	—	—	—	3	—	1	1	4

Total interest income	566	515	—	3	—	1,084	201	55	256	1,340
Total interest expense	307	185	—	15	—	507	12	22	34	541

Net interest income (loss)	259	330	—	(12)	—	577	189	33	222	799
Less: provisions for loan losses	11	176	—	—	—	187	—	20	20	207

Net interest income (loss) after provisions for loan losses	248	154	—	(12)	—	390	189	13	202	592
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	21	11	171	—	(122)	81	—	2	2	83
Asset recovery revenue	—	—	104	—	—	104	—	—	—	104
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	—	6	—	6	(189)	65	(124)	(118)

Total other income (loss)	21	11	275	6	(122)	191	(189)	67	(122)	69
Expenses:
Direct operating expenses	128	49	88	4	(122)	147	—	51	51	198
Overhead expenses	—	—	—	43	—	43	—	16	16	59

Operating expenses	128	49	88	47	(122)	190	—	67	67	257
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	12	12	12

Total expenses	128	49	88	47	(122)	190	—	83	83	273
Income (loss) from continuing operations, before income tax expense (benefit)	141	116	187	(53)	—	391	—	(3)	(3)	388
Income tax expense (benefit)(3)	50	41	68	(19)	—	140	—	(4)	(4)	136

Net income (loss) from continuing operations	$91	$75	$119	$(34)	$—	$251	$—	$1	$1	$252
Income from discontinued operations, net of tax expense	—	—	8	—	—	8	—	—	—	8

Net income (loss)	$91	$75	$127	$(34)	$—	$259	$—	$1	$1	$260

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2013
(Dollars in millions)	Net Impact of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$91	$111	$—	$202
Total other income (loss)	8	(130)	—	(122)
Operating expenses	67	—	—	67
Goodwill and acquired intangible asset impairment and amortization	—	—	4	4
Restructuring and other reorganization expenses	12	—	—	12

Total “Core Earnings” adjustments to GAAP	$20	$(19)	$(4)	(3)

Income tax benefit				(4)

Net income				$1

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$1,564	$1,475	$—	$—	$—	$3,039	$532	$18	$550	$3,589
Other loans	—	—	—	7	—	7	—	—	—	7
Cash and investments	3	—	—	3	—	6	—	1	1	7

Total interest income	1,567	1,475	—	10	—	3,052	532	19	551	3,603
Total interest expense	871	532	—	84	—	1,487	32	31	63	1,550

Net interest income (loss)	696	943	—	(74)	—	1,565	500	(12)	488	2,053
Less: provisions for loan losses	30	411	—	—	—	441	—	49	49	490

Net interest income (loss) after provisions for loan losses	666	532	—	(74)	—	1,124	500	(61)	439	1,563
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	42	18	502	—	(345)	217	—	—	—	217
Asset recovery revenue	—	—	308	—	—	308	—	—	—	308
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	4	19	—	23	(500)	687	187	210

Total other income (loss)	42	18	814	19	(345)	548	(500)	687	187	735
Expenses:
Direct operating expenses	363	138	286	118	(345)	560	—	35	35	595
Overhead expenses	—	—	—	149	—	149	—	29	29	178

Operating expenses	363	138	286	267	(345)	709	—	64	64	773
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	7	7	7
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	102	102	102

Total expenses	363	138	286	267	(345)	709	—	173	173	882
Income (loss) from continuing operations, before income tax expense (benefit)	345	412	528	(322)	—	963	—	453	453	1,416
Income tax expense (benefit)(3)	131	153	197	(120)	—	361	—	169	169	530

Net income (loss) from continuing operations	$214	$259	$331	$(202)	$—	$602	$—	$284	$284	$886
Loss from discontinued operations, net of tax benefit	—	—	(1)	—	—	(1)	—	—	—	(1)

Net income (loss)	$214	$259	$330	$(202)	$—	$601	$—	$284	$284	$885

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2014
(Dollars in millions)	Net Impact of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$137	$302	$—	$439
Total other income	14	173	—	187
Operating expenses	64	—	—	64
Goodwill and acquired intangible asset impairment and amortization	—	—	7	7
Restructuring and other reorganization expenses	102	—	—	102

Total “Core Earnings” adjustments to GAAP	$(15)	$475	$(7)	453

Income tax expense				169

Net income				$284

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$1,728	$1,526	$—	$—	$—	$3,254	$612	$156	$768	$4,022
Other loans	—	—	—	9	—	9	—	—	—	9
Cash and investments	5	3	—	2	—	10	—	3	3	13

Total interest income	1,733	1,529	—	11	—	3,273	612	159	771	4,044
Total interest expense	960	557	—	41	—	1,558	44	64	108	1,666

Net interest income (loss)	773	972	—	(30)	—	1,715	568	95	663	2,378
Less: provisions for loan losses	40	570	—	—	—	610	—	39	39	649

Net interest income (loss) after provisions for loan losses	733	402	—	(30)	—	1,105	568	56	624	1,729
Other income (loss):
Gains on sales of loans and investments	312	—	—	(5)	—	307	—	—	—	307
Servicing revenue	60	30	537	—	(408)	219	—	4	4	223
Asset recovery revenue	—	—	312	—	—	312	—	—	—	312
Gains on debt repurchases	—	—	—	48	—	48	(6)	—	(6)	42
Other income (loss)	—	—	—	6	—	6	(562)	482	(80)	(74)

Total other income (loss)	372	30	849	49	(408)	892	(568)	486	(82)	810
Expenses:
Direct operating expenses	428	145	263	8	(408)	436	—	121	121	557
Overhead expenses	—	—	—	119	—	119	—	61	61	180

Operating expenses	428	145	263	127	(408)	555	—	182	182	737
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	10	10	10
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	46	46	46

Total expenses	428	145	263	127	(408)	555	—	238	238	793
Income (loss) from continuing operations, before income tax expense (benefit)	677	287	586	(108)	—	1,442	—	304	304	1,746
Income tax expense (benefit)(3)	244	103	214	(39)	—	522	—	123	123	645

Net income (loss) from continuing operations	$433	$184	$372	$(69)	$—	$920	$—	$181	$181	$1,101
Income from discontinued operations, net of tax expense	—	—	48	—	—	48	—	(1)	(1)	47

Net income (loss)	433	184	420	(69)	—	968	—	180	180	1,148
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)	(1)

Net income (loss) attributable to Navient Corporation	$433	$184	$420	$(69)	$—	$968	$—	$181	$181	$1,149

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2013
(Dollars in millions)	Net Impact of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$284	$340	$—	$624
Total other income (loss)	24	(106)	—	(82)
Operating expenses	182	—	—	182
Goodwill and acquired intangible asset impairment and amortization	—	—	10	10
Restructuring and other reorganization expenses	46	—	—	46

Total “Core Earnings” adjustments to GAAP	$80	$234	$(10)	304

Income tax expense				123
Loss from discontinued operations, net of tax benefit				(1)
Net loss attributable to noncontrolling interest				(1)

Net income				$181

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Differences between “Core Earnings” and GAAP

The following discussion summarizes the differences between “Core Earnings” and GAAP net income and details each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
“Core Earnings” net income attributable to Navient Corporation	$218	$259	$601	$968

“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off	(14)	20	(15)	80
Net impact of derivative accounting	226	$(19)	$475	$234
Net impact of goodwill and acquired intangible assets	(2)	(4)	(7)	(10)
Net tax effect	(69)	4	(169)	(123)

Total “Core Earnings” adjustments to GAAP	141	1	284	181

GAAP net income attributable to Navient Corporation	$359	$260	$885	$1,149

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

For “Core Earnings,” we have assumed the consumer banking business (SLM BankCo) was never a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014 and we have removed the restructuring and reorganization expense incurred in connection with the Spin-Off. Excluding these items provides management with a useful basis from which to better evaluate results from ongoing operations against results from prior periods. The adjustment relates to the exclusion of the consumer banking business and represents the operations, assets, liabilities and equity of SLM BankCo, which is comprised of Sallie Mae Bank, Upromise Rewards, the Insurance Business, and the Private Education Loan origination functions. Included in these amounts are also certain general corporate overhead expenses related to the consumer banking business. General corporate overhead consists of costs primarily associated with accounting, finance, legal, human resources, certain information technology costs, stock compensation, and executive management and the board of directors. These costs were generally allocated to the consumer banking business based on the proportionate level of effort provided to the consumer banking business relative to Old SLM using a relevant allocation driver (e.g., in proportion to the number of employees by function that were being transferred to SLM BankCo as opposed to remaining at Navient). All intercompany transactions between SLM BankCo and Navient have been eliminated. In addition, all prior preferred stock dividends have been removed as SLM BankCo succeeded Old SLM as the issuer of the preferred stock in connection with the Spin-Off.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
SLM BankCo net income, before income tax expense	$—	$32	$87	$126
Restructuring and reorganization expense in connection with the Spin-Off	(14)	(12)	(102)	(46)

Total net impact of SLM BankCo, before income tax expense	$(14)	$20	$(15)	$80

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

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$108	$(127)	$161	$(140)
Plus: Realized losses on derivative and hedging activities, net(1)	157	189	500	562

Unrealized gains on derivative and hedging activities, net(2)	265	62	661	422
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(60)	(77)	(195)	(229)
Other derivative accounting adjustments(3)	21	(4)	9	41

Total net impact of derivative accounting(4)	$226	$(19)	$475	$234

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Floor Income Contracts	$195	$115	$508	$601
Basis swaps	(9)	5	3	(13)
Foreign currency hedges	58	(45)	72	(145)
Other	21	(13)	78	(21)

Total unrealized gains on derivative and hedging activities, net	$265	$62	$661	$422

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(167)	$(201)	$(532)	$(612)
Net settlement income on interest rate swaps reclassified to net interest income	10	12	32	44
Foreign exchange derivatives gains reclassified to other income	—	—	—	—
Net realized gains on terminated derivative contracts reclassified to other income	—	—	—	6

Total reclassifications of realized losses on derivative and hedging activities	$(157)	$(189)	$(500)	$(562)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of September 30, 2014, derivative accounting has reduced GAAP equity by approximately $617 million as a result of cumulative net unrealized losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Beginning impact of derivative accounting on GAAP equity	$(760)	$(923)	$(926)	$(1,080)
Net impact of net unrealized gains (losses) under derivative accounting(1)	143	(13)	309	144

Ending impact of derivative accounting on GAAP equity	$(617)	$(936)	$(617)	$(936)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Total pre-tax net impact of derivative accounting recognized in net income(a)	$226	$(19)	$475	$234
Tax impact of derivative accounting adjustments recognized in net income	(83)	7	(159)	(107)
Change in unrealized gain (losses) on derivatives, net of tax recognized in other comprehensive income	—	(1)	(7)	17

Net impact of net unrealized gains (losses) under derivative accounting	$143	$(13)	$309	$144

(a)	See “‘Core Earnings’ derivative adjustments” table above.

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods. As of September 30, 2014, the remaining amortization term of the net floor premiums was approximately 1.75 years for existing contracts. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

(Dollars in millions)	September 30, 2014	September 30, 2013
Unamortized net Floor premiums (net of tax)(1)	$(236)	$(403)

(1)	$(374) million and $(643) million on a pre-tax basis as of September 30, 2014 and 2013, respectively.

3) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
“Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(2)	$(4)	$(7)	$(10)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
“Core Earnings” interest income:
FFELP Loans	$531	$564	(6)%	$1,564	$1,728	(9)%
Cash and investments	1	2	(50)	3	5	(40)

Total “Core Earnings” interest income	532	566	(6)	1,567	1,733	(10)
Total “Core Earnings” interest expense	293	307	(5)	871	960	(9)

Net “Core Earnings” interest income	239	259	(8)	696	773	(10)
Less: provision for loan losses	10	11	(9)	30	40	(25)

Net “Core Earnings” interest income after provision for loan losses	229	248	(8)	666	733	(9)
Gains on sales of loans and investments	—	—	—	—	312	(100)
Servicing revenue	16	21	(24)	42	60	(30)

Total other income	16	21	(24)	42	372	(89)
Direct operating expenses	118	128	(8)	363	428	(15)

Income before income tax expense	127	141	(10)	345	677	(49)
Income tax expense	48	50	(4)	131	244	(46)

“Core Earnings”	$79	$91	(13)%	$214	$433	(51)%

“Core Earnings” from the FFELP Loans segment were $79 million in the third quarter of 2014, compared with $91 million in the year-ago quarter. The decrease is primarily due to a reduction in net interest income due to the decrease in FFELP Loans outstanding. “Core Earnings” key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
FFELP Loan spread	1.02%	1.03%	.98%	.98%
Net interest margin	.93%	.92%	.89%	.87%
Provision for loan losses	$10	$11	$30	$40
Charge-offs	$14	$14	$51	$56
Charge-off rate	.08%	.07%	.09%	.09%
Total delinquency rate	15.1%	17.1%	15.1%	17.1%
Greater than 90-day delinquency rate	7.6%	8.8%	7.6%	8.8%
Forbearance rate	16.8%	14.5%	16.8%	14.5%

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP-basis FFELP Loan net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
“Core Earnings” basis FFELP Loan yield	2.56%	2.59%	2.56%	2.61%
Hedged Floor Income	.24	.29	.26	.27
Unhedged Floor Income	.19	.09	.13	.07
Consolidation Loan Rebate Fees	(.64)	(.64)	(.65)	(.66)
Repayment Borrower Benefits	(.11)	(.11)	(.11)	(.11)
Premium amortization	(.11)	(.11)	(.11)	(.14)

“Core Earnings” basis FFELP Loan net yield	2.13	2.11	2.08	2.04
“Core Earnings” basis FFELP Loan cost of funds	(1.11)	(1.08)	(1.10)	(1.06)

“Core Earnings” basis FFELP Loan spread	1.02	1.03	.98	.98
“Core Earnings” basis other interest-earning asset spread impact	(.09)	(.11)	(.09)	(.11)

“Core Earnings” basis FFELP Loan net interest margin(1)	.93%	.92%	.89%	.87%

“Core Earnings” basis FFELP Loan net interest margin(1)	.93%	.92%	.89%	.87%
Adjustment for GAAP accounting treatment(2)	.39	.42	.41	.40

GAAP-basis FFELP Loan net interest margin(1)	1.32%	1.34%	1.30%	1.27%

(1)	The average balances of our FFELP Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
FFELP Loans	$98,736	$106,316	$100,498	$113,287
Other interest-earning assets	3,856	4,751	3,899	5,188

Total FFELP Loan “Core Earnings” basis interest-earning assets	$102,592	$111,067	$104,397	$118,475

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

As of September 30, 2014, our FFELP Loan portfolio totaled approximately $97.7 billion, comprised of $36.8 billion of FFELP Stafford loans and $60.9 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of September 30, 2014 was 5 years and 9 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 4 percent and 3 percent, respectively.

Floor Income

The following table analyzes on a “Core Earnings” basis the ability of the FFELP Loans in our portfolio to earn Floor Income after September 30, 2014 and 2013, based on interest rates as of those dates.

	September 30, 2014			September 30, 2013
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Student loans eligible to earn Floor Income	$84.4	$12.0	$96.4	$90.4	$13.4	$103.8
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(42.6)	(0.9)	(43.5)	(45.6)	(1.0)	(46.6)
Less: economically hedged Floor Income Contracts	(27.2)	—	(27.2)	(31.7)	—	(31.7)

Student loans eligible to earn Floor Income	$14.6	$11.1	$25.7	$13.1	$12.4	$25.5

Student loans earning Floor Income	$14.6	$1.5	$16.1	$13.0	$1.7	$14.7

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged through Floor Income Contracts for the period October 1, 2014 to September 30, 2016. The hedges related to these loans do not qualify as accounting hedges.

(Dollars in billions)	October 1, 2014 to December 31, 2014	2015	2016
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged(1)	$27.2	$27.2	$10.4

(1)

The remaining projected unamortized net Floor premium balance (pre-tax) related to Floor Income Contracts as of December 31, 2014, 2015 and 2016 is $314 million, $77 million, and $0 million, respectively.

Gains on Sales of Loans and Investments

The decrease in gains on sales of loans and investments from the first nine months of 2013 was the result of $312 million in gains from the sale of Residual Interests in FFELP Loan securitization trusts in the year-ago period. There were no similar transactions in the current periods.

We continue to service the student loans in the trusts that were sold under existing agreements. The sales removed securitization trust assets of $12.5 billion and related liabilities of $12.1 billion from the balance sheet during the nine months ended September 30, 2013.

Operating Expenses — FFELP Loans

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged by the

Business Services segment and included in those amounts was $112 million and $122 million for the quarters ended September 30, 2014 and 2013, respectively, and $345 million and $408 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 47 basis points and 48 basis points of average FFELP Loans in the quarters ended September 30, 2014 and 2013, respectively, and 48 basis points and 51 basis points of average FFELP Loans in the nine months ended September 30, 2014 and 2013, respectively. The decrease in operating expenses from the prior-year quarter was primarily the result of the reduction in the average outstanding balance of our FFELP Loan portfolio.

Private Education Loans Segment

The following table includes “Core Earnings” results for our Private Education Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
“Core Earnings” interest income:
Private Education Loans	$490	$514	(5)%	$1,475	$1,526	(3)%
Cash and investments	—	1	(100)	—	3	(100)

Total “Core Earnings” interest income	490	515	(5)	1,475	1,529	(4)
Total “Core Earnings” interest expense	174	185	(6)	532	557	(4)

Net “Core Earnings” interest income	316	330	(4)	943	972	(3)
Less: provision for loan losses	130	176	(26)	411	570	(28)

Net “Core Earnings” interest income after provision for loan losses	186	154	21	532	402	32
Servicing revenue	10	11	(9)	18	30	(40)
Direct operating expenses	40	49	(18)	138	145	(5)

Income before income tax expense	156	116	34	412	287	44
Income tax expense	58	41	41	153	103	49

“Core Earnings”	$98	$75	31%	$259	$184	41%

Quarterly “Core Earnings” were $98 million compared with $75 million in the year-ago quarter. The increase is primarily the result of a $46 million decrease in the provision for Private Education Loan losses. “Core Earnings” key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Private Education Loan spread	4.06%	4.12%	4.05%	4.10%
Net interest margin	3.96%	3.92%	3.96%	3.87%
Provision for loan losses	$130	$176	$411 (1)	$570
Charge-offs	$158	$205	$543	$649
Charge-off rate	2.3%	2.9%	2.7%	3.1%
Total delinquency rate	7.9%	9.8%	7.9%	9.8%
Greater than 90-day delinquency rate	3.4%	4.2%	3.4%	4.2%
Forbearance rate	4.4%	3.8%	4.4%	3.8%
Loans in repayment greater than 12 months	91.0%	87.0%	91.0%	87.0%
Cosigner rate	64%	63%	64%	63%
Average FICO	718	717	718	717

(1)

Prior to the Spin-Off, Sallie Mae Bank sold $666 million of loans to Old SLM in the quarter ended March 31, 2014 for (1) securitization transactions at Old SLM and (2) to enable Old SLM to manage loans either granted forbearance or were 90 days or more past due. In the quarter ended March 31, 2014, $29 million of the allowance for loan loss balance was transferred from Sallie Mae Bank to Old SLM. As a result, Old SLM did not need to provide additional provision for loan losses for these loans in the quarter ended March 31, 2014. Had the allowance not transferred from Sallie Mae Bank to Old SLM, the provision would have been $440 million for the nine months ended September 30, 2014.

Private Education Loan Net Interest Margin

The following table shows the “Core Earnings” basis Private Education Loan net interest margin along with reconciliation to the GAAP-basis Private Education Loan net interest margin before provision for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
“Core Earnings” basis Private Education Loan yield	6.24%	6.32%	6.29%	6.31%
“Core Earnings” basis Private Education Loan cost of funds	(2.18)	(2.20)	(2.24)	(2.21)

“Core Earnings” basis Private Education Loan spread	4.06	4.12	4.05	4.10
“Core Earnings” basis other interest-earning asset spread impact	(.10)	(.20)	(.09)	(.23)

“Core Earnings” basis Private Education Loan net interest margin(1)	3.96%	3.92%	3.96%	3.87%

“Core Earnings” basis Private Education Loan net interest margin(1)	3.96%	3.92%	3.96%	3.87%
Adjustment for GAAP accounting treatment(2)	(.05)	.29	.17	.26

GAAP basis Private Education Loan net interest margin(1)	3.91%	4.21%	4.13%	4.13%

(1)	The average balances of our Private Education Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Private Education Loans	$31,179	$32,256	$31,369	$32,359
Other interest-earning assets	487	1,009	491	1,227

Total Private Education Loan “Core Earnings” basis interest-earning assets	$31,666	$33,265	$31,860	$33,586

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Difference between ‘Core Earnings’ and GAAP” above.

Private Education Loan Provision for Loan Losses

In establishing the allowance for Private Education Loan losses as of September 30, 2014, we considered several factors with respect to our Private Education Loan portfolio. In particular, we continue to see improvement in credit quality and continuing positive delinquency and charge-off trends in connection with this portfolio. On a “Core Earnings” basis, total loans delinquent (as a percentage of loans in repayment) have decreased to 7.9 percent from 9.8 percent in the year-ago quarter. Loans greater than 90 days delinquent (as a percentage of loans in repayment) have decreased to 3.4 percent from 4.2 percent in the year-ago quarter. The charge-off rate decreased to 2.3 percent from 2.9 percent in the year-ago quarter. Loans in forbearance (as a percentage of loans in repayment and forbearance) increased to 4.4 percent from 3.8 percent in the year-ago quarter.

The Private Education Loan provision for loan losses on a “Core Earnings” basis was $130 million in the third quarter of 2014, down $46 million from the third quarter of 2013; and $411 million for the first nine months of 2014, down $159 million from the year-ago period. The decline in both periods was primarily a result of the overall improvement in credit quality and performance trends discussed above, leading to decreases in expected future charge-offs.

Operating Expenses — Private Education Loans Segment

Operating expenses for our Private Education Loans segment include costs incurred to service and collect on our Private Education Loan portfolio. Direct operating expenses as a percentage of revenues (revenues calculated as net interest income after provision plus total other income) were 20 percent and 30 percent in the quarters ended September 30, 2014 and 2013, respectively, and 25 percent and 34 percent in the nine months ended September 30, 2014 and 2013, respectively.

Business Services Segment

The following table includes “Core Earnings” results for our Business Services segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Net interest income	$—	$—	—%	$—	$—	—%
Servicing revenue:
Intercompany loan servicing	112	122	(8)	345	408	(15)
Third-party loan servicing	46	39	18	130	100	30
Guarantor servicing	9	10	(10)	27	29	(7)

Total servicing revenue	167	171	(2)	502	537	(7)
Asset recovery revenue	65	104	(38)	308	312	(1)
Other Business Services revenue	3	—	100	4	—	100

Total other income	235	275	(15)	814	849	(4)
Direct operating expenses	98	88	11	286	263	9

Income from continuing operations, before income tax expense	137	187	(27)	528	586	(10)
Income tax expense	50	68	(26)	197	214	(8)

Net income from continuing operations	87	119	(27)	331	372	(11)
Income from discontinued operations, net of tax expense	(2)	8	(125)	(1)	48	(102)

“Core Earnings”	$85	$127	(33)%	$330	$420	(21)%

“Core Earnings” were $85 million in the third quarter of 2014, compared with $127 million in the year-ago quarter. The decrease was the result of lower asset recovery revenue, primarily related to a legislative reduction in certain fees earned, as well as a lower balance of FFELP Loans serviced. Key segment metrics are:

	As of September 30,
(Dollars in billions)	2014	2013
Asset recovery receivables	$16.0	$15.2
Number of accounts serviced for ED (in millions)	6.1	5.7
Total federal loans serviced	$277	$262

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $98 billion and $106 billion for the quarters ended September 30, 2014 and 2013, respectively, and $101 billion and $115 billion for the nine months ended September 30, 2014 and 2013, respectively. The decline in the average balance of FFELP Loans outstanding along with the related intercompany loan servicing revenue from the year-ago period is primarily the result of normal amortization of the portfolio, as well as the sale of our Residual Interests in $12 billion of securitized FFELP Loans in the first half of 2013.

Third-party loan servicing income increased $7 million from the year-ago quarter and $30 million for the first nine months compared with the prior-year period primarily due to the increase in ED servicing revenue (discussed below) as well as a result of the sale of Residual Interests in FFELP Loan securitization trusts in 2013. (See “FFELP Loans Segment” for further discussion.) When we sold the Residual Interests, we retained the right to service the trusts. As such, servicing income that had previously been recorded as intercompany loan servicing income is now recognized as third-party loan servicing income.

The Company services student loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.1 million customer accounts under the ED Servicing Contract as of September 30, 2014, compared with 5.7 million customer accounts serviced at September 30, 2013. Third-party loan servicing fees in the quarters ended September 30, 2014 and 2013 included $34 million and $29 million, respectively, of servicing revenue related to the ED Servicing Contract. On June 13, 2014, ED extended its servicing contract with us to service Direct Student Loan Program federal loans for five more years.

Our asset recovery revenue consists of fees we receive for asset recovery of delinquent debt on behalf of third-party clients performed on a contingent basis. Asset recovery revenue decreased $39 million in the current quarter compared with the year-ago quarter primarily as a result of the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduced the amount paid to Guarantor agencies for defaulted FFELP Loans that are rehabilitated. This legislative reduction in fees earned represents $32 million of the $39 million decrease in asset recovery revenue.

Revenues related to services performed on FFELP Loans accounted for 75 percent and 76 percent, respectively, of total segment revenues for the quarters ended September 30, 2014 and 2013, and 76 percent and 78 percent, respectively, of total segment revenues for the nine months ended September 30, 2014 and 2013.

Operating Expenses — Business Services Segment

Operating expenses for our Business Services segment primarily include costs incurred to service our FFELP Loan portfolio, third-party servicing and asset recovery costs, and other operating costs. The increase in operating expenses in the quarter ended September 30, 2014 compared with the year-ago quarter was primarily the result of an increase in our third-party servicing and asset recovery activities.

Other Segment

The following table includes “Core Earnings” results of our Other segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Net interest loss after provision for loan losses	$(26)	$(12)	117%	$(74)	$(30)	147%
Losses on sales of loans and investments	—	—	—	—	(5)	(100)
Gains on debt repurchases	—	—	—	—	48	(100)
Other	8	6	33	19	6	217

Total other income	8	6	33	19	49	(61)
Direct operating expenses	3	4	(25)	118	8	1,375
Overhead expenses:
Corporate overhead	25	15	67	75	52	44
Unallocated information technology costs	23	28	(18)	74	67	10

Total overhead expenses	48	43	12	149	119	25

Total operating expenses	51	47	9	267	127	110

Loss before income tax benefit	(69)	(53)	30	(322)	(108)	198
Income tax benefit	(25)	(19)	32	(120)	(39)	208

“Core Earnings” (loss)	$(44)	$(34)	29%	$(202)	$(69)	193%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses includes net interest loss related to our corporate liquidity portfolio, partially offset by net interest income related to our mortgage and consumer loan portfolios.

Gains on Debt Repurchases

We repurchased $9 million and $0 million face amount of our debt for the quarters ended September 30, 2014 and 2013, respectively, and $14 million and $997 million face amount of our debt for the nine months ended September 30, 2014 and 2013, respectively. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

Direct Operating Expenses — Other Segment

The primary driver of the increase in direct operating expenses for the nine months ended September 30, 2014 compared with the prior-year period was $111 million of additional reserve recorded in first-quarter 2014 for regulatory matters. During the second quarter of 2014, Navient entered into agreements with the DOJ and FDIC to resolve previously reported regulatory matters.

Overhead — Other Segment

Corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations. The increase in overhead expenses in the three and nine months ended September 30, 2014 compared with the year-ago periods is primarily due to costs incurred to provide related support to SLM BankCo under various transition services agreements entered into in connection with the Spin-Off as well as stock-based compensation expense in connection with the Spin-Off.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$98,736	2.56%	$107,483	2.58%	$101,113	2.53%	$114,387	2.50%
Private Education Loans	31,179	6.24	38,102	6.61	34,617	6.46	38,220	6.59
Other loans	89	9.35	113	10.39	94	9.47	123	9.77
Cash and investments	6,305	.10	8,721	.17	7,126	.13	9,327	.18

Total interest-earning assets	136,309	3.29%	154,419	3.44%	142,950	3.37%	162,057	3.34%

Non-interest-earning assets	3,304		4,356		3,610		4,402

Total assets	$139,613		$158,775		$146,560		$166,459

Average Liabilities and Equity
Short-term borrowings	$5,047	.56%	$16,365	1.01%	$8,631	.72%	$17,509	1.01%
Long-term borrowings	128,120	1.55	133,542	1.48	130,572	1.54	140,181	1.46

Total interest-bearing liabilities	133,167	1.51%	149,907	1.43%	139,203	1.49%	157,690	1.41%

Non-interest-bearing liabilities	2,380		3,315		2,631		3,458
Equity	4,066		5,553		4,726		5,311

Total liabilities and equity	$139,613		$158,775		$146,560		$166,459

Net interest margin		1.82%		2.05%		1.92%		1.96%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
Three Months Ended September 30, 2014 vs. 2013
Interest income	$(208)	$(56)	$(152)
Interest expense	(33)	29	(62)

Net interest income	$(175)	$(87)	$(88)

Nine Months Ended September 30, 2014 vs. 2013
Interest income	$(441)	$40	$(481)
Interest expense	(116)	87	(203)

Net interest income	$(325)	$(50)	$(275)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net — GAAP Basis

	September 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$445	$—	$445	$471	$916
Grace, repayment and other(2)	35,825	60,558	96,383	31,315	127,698

Total, gross	36,270	60,558	96,828	31,786	128,614
Unamortized premium/(discount)	562	409	971	(604)	367
Receivable for partially charged-off loans	—	—	—	1,253	1,253
Allowance for loan losses	(59)	(33)	(92)	(1,959)	(2,051)

Total student loan portfolio	$36,773	$60,934	$97,707	$30,476	$128,183

% of total FFELP	38%	62%	100%
% of total	29%	47%	76%	24%	100%

	December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$742	$—	$742	$2,629	$3,371
Grace, repayment and other(2)	38,752	64,178	102,930	36,371	139,301

Total, gross	39,494	64,178	103,672	39,000	142,672
Unamortized premium/(discount)	602	433	1,035	(704)	331
Receivable for partially charged-off loans	—	—	—	1,313	1,313
Allowance for loan losses	(75)	(44)	(119)	(2,097)	(2,216)

Total student loan portfolio	$40,021	$64,567	$104,588	$37,512	$142,100

% of total FFELP	38%	62%	100%
% of total	28%	46%	74%	26%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Ending Student Loan Balances, net — “Core Earnings” Basis

	September 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$445	$—	$445	$471	$916
Grace, repayment and other(2)	35,825	60,558	96,383	31,315	127,698

Total, gross	36,270	60,558	96,828	31,786	128,614
Unamortized premium/(discount)	562	409	971	(604)	367
Receivable for partially charged-off loans	—	—	—	1,253	1,253
Allowance for loan losses	(59)	(33)	(92)	(1,959)	(2,051)

Total student loan portfolio	$36,773	$60,934	$97,707	$30,476	$128,183

% of total FFELP	38%	62%	100%
% of total	29%	47%	76%	24%	100%

	December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$739	$—	$739	$438	$1,177
Grace, repayment and other(2)	38,232	63,274	101,506	31,999	133,505

Total, gross	38,971	63,274	102,245	32,437	134,682
Unamortized premium/(discount)	601	430	1,031	(709)	322
Receivable for partially charged-off loans	—	—	—	1,313	1,313
Allowance for loan losses	(73)	(40)	(113)	(2,035)	(2,148)

Total student loan portfolio	$39,499	$63,664	$103,163	$31,006	$134,169

% of total FFELP	38%	62%	100%
% of total	30%	47%	77%	23%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Average Student Loan Balances (net of unamortized premium/discount) — GAAP Basis

	Three Months Ended September 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$37,358	$61,378	$98,736	$31,179	$129,915
% of FFELP	38%	62%	100%
% of total	29%	47%	76%	24%	100%

	Three Months Ended September 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$41,445	$66,038	$107,483	$38,102	$145,585
% of FFELP	39%	61%	100%
% of total	29%	45%	74%	26%	100%

	Nine Months Ended September 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,474	$62,639	$101,113	$34,617	$135,730
% of FFELP	38%	62%	100%
% of total	28%	46%	74%	26%	100%

	Nine Months Ended September 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$42,552	$71,835	$114,387	$38,220	$152,607
% of FFELP	37%	63%	100%
% of total	28%	47%	75%	25%	100%

Average Student Loan Balances (net of unamortized premium/discount) — “Core Earnings” Basis

	Three Months Ended September 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$37,358	$61,378	$98,736	$31,179	$129,915
% of FFELP	38%	62%	100%
% of total	29%	47%	76%	24%	100%

	Three Months Ended September 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$41,445	$64,871	$106,316	$32,256	$138,572
% of FFELP	39%	61%	100%
% of total	30%	47%	77%	23%	100%

	Nine Months Ended September 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,474	$62,024	$100,498	$31,369	$131,867
% of FFELP	38%	62%	100%
% of total	29%	47%	76%	24%	100%

	Nine Months Ended September 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$42,552	$70,735	$113,287	$32,359	$145,646
% of FFELP	38%	62%	100%
% of total	29%	49%	78%	22%	100%

Student Loan Activity — GAAP Basis

	Three Months Ended September 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$37,806	$61,924	$99,730	$30,324	$130,054
Acquisitions and originations	263	258	521	848	1,369
Capitalized interest and premium/discount amortization	292	277	569	144	713
Consolidations to third parties	(591)	(419)	(1,010)	(25)	(1,035)
Sales	—	—	—	—	—
Repayments and other	(997)	(1,106)	(2,103)	(815)	(2,918)

Ending balance	$36,773	$60,934	$97,707	$30,476	$128,183

	Three Months Ended September 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$41,874	$66,617	$108,491	$37,116	$145,607
Acquisitions and originations	57	54	111	1,498	1,609
Capitalized interest and premium/discount amortization	294	277	571	112	683
Consolidations to third parties	(382)	(254)	(636)	(19)	(655)
Sales	—	—	—	—	—
Repayments and other	(1,038)	(1,149)	(2,187)	(955)	(3,142)

Ending balance	$40,805	$65,545	$106,350	$37,752	$144,102

	Nine Months Ended September 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$40,021	$64,567	$104,588	$37,512	$142,100
Acquisitions and originations	885	908	1,793	2,493	4,286
Capitalized interest and premium/discount amortization	880	852	1,732	512	2,244
Consolidations to third parties	(1,413)	(1,045)	(2,458)	(84)	(2,542)
Sales	—	—	—	—	—
Distribution of SLM BankCo	(495)	(885)	(1,380)	(7,204)	(8,584)
Repayments and other	(3,105)	(3,463)	(6,568)	(2,753)	(9,321)

Ending balance	$36,773	$60,934	$97,707	$30,476	$128,183

	Nine Months Ended September 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$44,289	$81,323	$125,612	$36,934	$162,546
Acquisitions and originations	215	181	396	3,293	3,689
Capitalized interest and premium/discount amortization	874	862	1,736	522	2,258
Consolidations to third parties	(1,205)	(764)	(1,969)	(68)	(2,037)
Sales(1)	(102)	(12,147)	(12,249)	—	(12,249)
Repayments and other	(3,266)	(3,910)	(7,176)	(2,929)	(10,105)

Ending balance	$40,805	$65,545	$106,350	$37,752	$144,102

(1)	Includes $12.0 billion of student loans in connection with the sale of Residual Interests in FFELP Loan securitization trusts.

Student Loan Activity — “Core Earnings” Basis

	Three Months Ended September 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$37,806	$61,924	$99,730	$30,324	$130,054
Acquisitions	263	258	521	848	1,369
Capitalized interest and premium/discount amortization	292	277	569	144	713
Consolidations to third parties	(591)	(419)	(1,010)	(25)	(1,035)
Sales	—	—	—	—	—
Repayments and other	(997)	(1,106)	(2,103)	(815)	(2,918)

Ending balance	$36,773	$60,934	$97,707	$30,476	$128,183

	Three Months Ended September 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$41,482	$65,849	$107,331	$31,781	$139,112
Acquisitions	21	4	25	585	610
Capitalized interest and premium/discount amortization	290	269	559	96	655
Consolidations to third parties	(379)	(251)	(630)	(16)	(646)
Sales	—	—	—	—	—
Repayments and other	(1,019)	(1,131)	(2,150)	(855)	(3,005)

Ending balance	$40,395	$64,740	$105,135	$31,591	$136,726

	Nine Months Ended September 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$39,499	$63,664	$103,163	$31,006	$134,169
Acquisitions	886	907	1,793	1,613	3,406
Capitalized interest and premium/discount amortization	873	841	1,714	480	2,194
Consolidations to third parties	(1,406)	(1,040)	(2,446)	(76)	(2,522)
Sales	—	—	—	—	—
Repayments and other	(3,079)	(3,438)	(6,517)	(2,547)	(9,064)

Ending balance	$36,773	$60,934	$97,707	$30,476	$128,183

	Nine Months Ended September 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$43,932	$80,640	$124,572	$31,486	$156,058
Acquisitions	119	31	150	2,298	2,448
Capitalized interest and premium/discount amortization	864	841	1,705	471	2,176
Consolidations to third parties	(1,194)	(752)	(1,946)	(58)	(2,004)
Sales(1)	(102)	(12,147)	(12,249)	—	(12,249)
Repayments and other	(3,224)	(3,873)	(7,097)	(2,606)	(9,703)

Ending balance	$40,395	$64,740	$105,135	$31,591	$136,726

(1)	Includes $12.0 billion of student loans in connection with the sale of Residual Interests in FFELP Loan securitization trusts.

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP Basis

	FFELP Loan Delinquencies
	September 30,
	2014		2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$10,868		$14,613
Loans in forbearance(2)	14,452		13,191
Loans in repayment and percentage of each status:
Loans current	60,693	84.9%	64,144	82.6%
Loans delinquent 31-60 days(3)	3,538	4.9	3,798	4.9
Loans delinquent 61-90 days(3)	1,878	2.6	2,734	3.5
Loans delinquent greater than 90 days(3)	5,399	7.6	6,942	9.0

Total FFELP Loans in repayment	71,508	100%	77,618	100%

Total FFELP Loans, gross	96,828		105,422
FFELP Loan unamortized premium	971		1,058

Total FFELP Loans	97,799		106,480
FFELP Loan allowance for losses	(92)		(130)

FFELP Loans, net	$97,707		$106,350

Percentage of FFELP Loans in repayment		73.9%		73.6%

Delinquencies as a percentage of FFELP Loans in repayment		15.1%		17.4%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.8%		14.5%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

FFELP Loan Delinquencies and Forbearance — “Core Earnings” Basis

	FFELP Loan Delinquencies
	September 30,
	2014		2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$10,868		$14,484
Loans in forbearance(2)	14,452		13,004
Loans in repayment and percentage of each status:
Loans current	60,693	84.9%	63,586	82.9%
Loans delinquent 31-60 days(3)	3,538	4.9	3,706	4.8
Loans delinquent 61-90 days(3)	1,878	2.6	2,673	3.5
Loans delinquent greater than 90 days(3)	5,399	7.6	6,751	8.8

Total FFELP Loans in repayment	71,508	100%	76,716	100%

Total FFELP Loans, gross	96,828		104,204
FFELP Loan unamortized premium	971		1,055

Total FFELP Loans	97,799		105,259
FFELP Loan allowance for losses	(92)		(124)

FFELP Loans, net	$97,707		$105,135

Percentage of FFELP Loans in repayment		73.9%		73.6%

Delinquencies as a percentage of FFELP Loans in repayment		15.1%		17.1%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.8%		14.5%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Allowance at beginning of period	$96	$133	$119	$159
Provision for FFELP Loan losses	10	12	30	42
Charge-offs	(14)	(15)	(51)	(57)
Student loan sales	—	—	—	(14)
Distribution of SLM BankCo	—	—	(6)	—

Allowance at end of period	$92	$130	$92	$130

Charge-offs as a percentage of average loans in repayment (annualized)	.08%	.08%	.10%	.09%
Allowance as a percentage of ending total loans, gross	.09%	.12%	.09%	.12%
Allowance as a percentage of ending loans in repayment	.13%	.17%	.13%	.17%
Allowance coverage of charge-offs (annualized)	1.6	2.2	1.3	1.7
Ending total loans, gross	$96,828	$105,422	$96,828	$105,422
Average loans in repayment	$71,807	$78,012	$72,635	$82,196
Ending loans in repayment	$71,508	$77,618	$71,508	$77,618

Allowance for FFELP Loan Losses — “Core Earnings” Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Allowance at beginning of period	$96	$128	$113	$155
Provision for FFELP Loan losses	10	11	30	40
Charge-offs	(14)	(14)	(51)	(56)
Student loan sales	—	—	—	(14)

Allowance at end of period	$92	$125	$92	$125

Charge-offs as a percentage of average loans in repayment (annualized)	.08%	.07%	.09%	.09%
Allowance as a percentage of ending total loans, gross	.09%	.12%	.09%	.12%
Allowance as a percentage of ending loans in repayment	.13%	.16%	.13%	.16%
Allowance coverage of charge-offs (annualized)	1.6	2.2	1.4	1.7
Ending total loans, gross	$96,828	$104,204	$96,828	$104,204
Average loans in repayment	$71,807	$77,133	$72,194	$81,374
Ending loans in repayment	$71,508	$76,716	$71,508	$76,716

Private Education Loans Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP Basis

	Private Education Loan Delinquencies
	September 30,
	2014		2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,436		$6,541
Loans in forbearance(2)	1,258		1,108
Loans in repayment and percentage of each status:
Loans current	24,963	92.1%	28,856	91.2%
Loans delinquent 31-60 days(3)	732	2.7	966	3.0
Loans delinquent 61-90 days(3)	468	1.8	641	2.0
Loans delinquent greater than 90 days(3)	929	3.4	1,188	3.8

Total Private Education Loans in repayment	27,092	100%	31,651	100%

Total Private Education Loans, gross	31,786		39,300
Private Education Loan unamortized discount	(604)		(726)

Total Private Education Loans	31,182		38,574
Private Education Loan receivable for partially charged-off loans	1,253		1,322
Private Education Loan allowance for losses	(1,959)		(2,144)

Private Education Loans, net	$30,476		$37,752

Percentage of Private Education Loans in repayment		85.2%		80.5%

Delinquencies as a percentage of Private Education Loans in repayment		7.9%		8.8%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.4%		3.4%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		91.0%		83.2%

Percentage of Private Education Loans with a cosigner		64%		67%

Average FICO at origination		718		722

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

Private Education Loan Delinquencies and Forbearance — “Core Earnings” Basis

	Private Education Loan Delinquencies
	September 30,
	2014		2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,436		$3,850
Loans in forbearance(2)	1,258		1,103
Loans in repayment and percentage of each status:
Loans current	24,963	92.1%	25,389	90.2%
Loans delinquent 31-60 days(3)	732	2.7	929	3.3
Loans delinquent 61-90 days(3)	468	1.8	627	2.3
Loans delinquent greater than 90 days(3)	929	3.4	1,187	4.2

Total Private Education Loans in repayment	27,092	100%	28,132	100%

Total Private Education Loans, gross	31,786		33,085
Private Education Loan unamortized discount	(604)		(726)

Total Private Education Loans	31,182		32,359
Private Education Loan receivable for partially charged-off loans	1,253		1,322
Private Education Loan allowance for losses	(1,959)		(2,090)

Private Education Loans, net	$30,476		$31,591

Percentage of Private Education Loans in repayment		85.2%		85.0%

Delinquencies as a percentage of Private Education Loans in repayment		7.9%		9.8%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.4%		3.8%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		91.0%		87.0%

Percentage of Private Education Loans with a cosigner		64%		63%

Average FICO at origination		718		717

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

Allowance for Private Education Loan Losses — GAAP Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Allowance at beginning of period	$1,983	$2,149	$2,097	$2,171
Provision for Private Education Loan losses	130	195	460	607
Charge-offs(1)	(158)	(205)	(543)	(649)
Reclassification of interest reserve(2)	4	5	14	15
Distribution of SLM BankCo	—	—	(69)	—

Allowance at end of period	$1,959	$2,144	$1,959	$2,144

Charge-offs as a percentage of average loans in repayment (annualized)	2.3%	2.6%	2.5%	2.7%
Allowance as a percentage of ending total loans	5.9%	5.3%	5.9%	5.3%
Allowance as a percentage of ending loans in repayment	7.2%	6.8%	7.2%	6.8%
Average coverage of charge-offs (annualized)	3.1	2.6	2.7	2.5
Ending total loans(3)	$33,039	$40,622	$33,039	$40,622
Average loans in repayment	$27,228	$31,630	$29,065	$31,631
Ending loans in repayment	$27,092	$31,651	$27,092	$31,651
Troubled debt restructuring(4)	$9,932	$8,674	$9,932	$8,674

Allowance for Private Education Loan Losses — “Core Earnings” Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Allowance at beginning of period	$1,983	$2,098	$2,035	$2,106
Provision for Private Education Loan losses	130	176	411	570
Charge-offs(1)	(158)	(205)	(543)	(649)
Reclassification of interest reserve(2)	4	5	14	15
Other transactions	—	16	42	48

Allowance at end of period	$1,959	$2,090	$1,959	$2,090

Charge-offs as a percentage of average loans in repayment (annualized)	2.3%	2.9%	2.7%	3.1%
Allowance as a percentage of ending total loans	5.9%	6.1%	5.9%	6.1%
Allowance as a percentage of ending loans in repayment	7.2%	7.4%	7.2%	7.4%
Average coverage of charge-offs (annualized)	3.1	2.6	2.7	2.4
Ending total loans(3)	$33,039	$34,407	$33,039	$34,407
Average loans in repayment	$27,228	$28,273	$27,146	$28,095
Ending loans in repayment	$27,092	$28,132	$27,092	$28,132
Troubled debt restructuring(4)	$9,932	$8,674	$9,932	$8,674

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

(3)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

(4)	Represents the recorded investment of loans classified as troubled debt restructuring.

The following tables provide the detail for our traditional and non-traditional Private Education Loans for the quarters ended.

GAAP Basis:

	September 30, 2014			September 30, 2013
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$29,955	$3,084	$33,039	$37,151	$3,471	$40,622
Ending loans in repayment	24,941	2,151	27,092	29,270	2,381	31,651
Private Education Loan allowance for losses	1,546	413	1,959	1,611	533	2,144
Charge-offs as a percentage of average loans in repayment (annualized)	1.9%	7.0%	2.3%	2.1%	8.8%	2.6%
Allowance as a percentage of ending total loan balance	5.2%	13.4%	5.9%	4.3%	15.4%	5.3%
Allowance as a percentage of ending loans in repayment	6.2%	19.2%	7.2%	5.5%	22.4%	6.8%
Average coverage of charge-offs (annualized)	3.3	2.7	3.1	2.7	2.5	2.6
Delinquencies as a percentage of Private Education Loans in repayment	7.0%	17.7%	7.9%	7.7%	22.7%	8.8%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	3.0%	8.7%	3.4%	3.2%	11.1%	3.8%
Loans in forbearance as a percentage of loans in repayment and forbearance	4.3%	6.4%	4.4%	3.2%	5.4%	3.4%
Loans that entered repayment during the period(2)	$89	$6	$95	$1,009	$13	$1,022
Percentage of Private Education Loans with a cosigner	67%	31%	64%	70%	31%	67%
Average FICO at origination	726	626	718	729	625	722

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

“Core Earnings” Basis:

	September 30, 2014			September 30, 2013
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$29,955	$3,084	$33,039	$30,993	$3,414	$34,407
Ending loans in repayment	24,941	2,151	27,092	25,783	2,349	28,132
Private Education Loan allowance for losses	1,546	413	1,959	1,563	527	2,090
Charge-offs as a percentage of average loans in repayment (annualized)	1.9%	7.0%	2.3%	2.3%	8.9%	2.9%
Allowance as a percentage of ending total loan balance	5.2%	13.4%	5.9%	5.0%	15.4%	6.1%
Allowance as a percentage of ending loans in repayment	6.2%	19.2%	7.2%	6.1%	22.4%	7.4%
Average coverage of charge-offs (annualized)	3.3	2.7	3.1	2.6	2.5	2.6
Delinquencies as a percentage of Private Education Loans in repayment	7.0%	17.7%	7.9%	8.6%	22.9%	9.8%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	3.0%	8.7%	3.4%	3.6%	11.2%	4.2%
Loans in forbearance as a percentage of loans in repayment and forbearance	4.3%	6.4%	4.4%	3.6%	5.5%	3.8%
Loans that entered repayment during the period(2)	$89	$6	$95	$139	$10	$149
Percentage of Private Education Loans with a cosigner	67%	31%	64%	66%	31%	63%
Average FICO at origination	726	626	718	726	626	717

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

As part of determining the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2007 and 2014 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. There was $392 million and $329 million in the allowance for Private Education Loan losses at September 30, 2014 and 2013, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans (see “Private Education Loans Segment — Private Education Loan Provision for Loan Losses” for a further discussion).

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans (GAAP-basis and “Core Earnings”-basis are the same).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Receivable at beginning of period	$1,269	$1,334	$1,313	$1,347
Expected future recoveries of current period defaults(1)	51	68	175	216
Recoveries(2)	(48)	(55)	(167)	(177)
Charge-offs(3)	(19)	(25)	(68)	(64)

Receivable at end of period	1,253	1,322	1,253	1,322
Allowance for estimated recovery shortfalls(4)	(392)	(329)	(392)	(329)

Net receivable at end of period	$861	$993	$861	$993

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $2.0 billion and $2.1 billion overall allowance for Private Education Loan losses as of September 30, 2014 and 2013, respectively.

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

At September 30, 2014, loans in forbearance status as a percentage of loans in repayment and forbearance were 11.1 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.6 percent for loans that have been in active repayment status for more than 48 months. Approximately 60 percent of our Private Education Loans in forbearance status has been in active repayment status less than 25 months.

At September 30, 2014, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 6.6 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.8 percent for loans that have been in active repayment status for more than 48 months. Approximately 43 percent of our Private Education Loans in repayment that are delinquent greater than 90 days status has been in active repayment status less than 25 months.

GAAP Basis:

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
September 30, 2014	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,436	$3,436
Loans in forbearance	542	207	174	138	197	—	1,258
Loans in repayment — current	1,961	3,173	3,921	4,183	11,725	—	24,963
Loans in repayment — delinquent 31-60 days	158	128	129	109	208	—	732
Loans in repayment — delinquent 61-90 days	112	86	83	68	119	—	468
Loans in repayment — delinquent greater than 90 days	198	199	178	136	218	—	929

Total	$2,971	$3,793	$4,485	$4,634	$12,467	$3,436	31,786

Unamortized discount							(604)
Receivable for partially charged-off loans							1,253
Allowance for loan losses							(1,959)

Total Private Education Loans, net							$30,476

Loans in forbearance as a percentage of loans in repayment and forbearance	18.2%	5.5%	3.9%	3.0%	1.6%	—%	4.4%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	8.1%	5.6%	4.1%	3.0%	1.8%	—%	3.4%

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
September 30, 2013	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,541	$6,541
Loans in forbearance	529	187	157	97	138	—	1,108
Loans in repayment — current	4,482	4,987	5,568	4,424	9,395	—	28,856
Loans in repayment — delinquent 31-60 days	247	193	180	134	212	—	966
Loans in repayment — delinquent 61-90 days	214	131	109	77	110	—	641
Loans in repayment — delinquent greater than 90 days	383	267	213	139	186	—	1,188

Total	$5,855	$5,765	$6,227	$4,871	$10,041	$6,541	39,300

Unamortized discount							(726)
Receivable for partially charged-off loans							1,322
Allowance for loan losses							(2,144)

Total Private Education Loans, net							$37,752

Loans in forbearance as a percentage of loans in repayment and forbearance	9.0%	3.2%	2.5%	2.0%	1.4%	—%	3.4%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	7.2%	4.8%	3.5%	2.9%	1.9%	—%	3.8%

“Core Earnings” Basis:

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
September 30, 2014	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,436	$3,436
Loans in forbearance	542	207	174	138	197	—	1,258
Loans in repayment — current	1,961	3,173	3,921	4,183	11,725	—	24,963
Loans in repayment — delinquent 31-60 days	158	128	129	109	208	—	732
Loans in repayment — delinquent 61-90 days	112	86	83	68	119	—	468
Loans in repayment — delinquent greater than 90 days	198	199	178	136	218	—	929

Total	$2,971	$3,793	$4,485	$4,634	$12,467	$3,436	31,786

Unamortized discount							(604)
Receivable for partially charged-off loans							1,253
Allowance for loan losses							(1,959)

Total Private Education Loans, net							$30,476

Loans in forbearance as a percentage of loans in repayment and forbearance	18.2%	5.5%	3.9%	3.0%	1.6%	—%	4.4%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	8.1%	5.6%	4.1%	3.0%	1.8%	—%	3.4%

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
September 30, 2013	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,850	$3,850
Loans in forbearance	526	186	156	97	138	—	1,103
Loans in repayment — current	2,836	4,042	4,827	4,306	9,378	—	25,389
Loans in repayment — delinquent 31-60 days	228	185	172	132	212	—	929
Loans in repayment — delinquent 61-90 days	205	130	106	76	110	—	627
Loans in repayment — delinquent greater than 90 days	383	267	212	139	186	—	1,187

Total	$4,178	$4,810	$5,473	$4,750	$10,024	$3,850	33,085

Unamortized discount							(726)
Receivable for partially charged-off loans							1,322
Allowance for loan losses							(2,090)

Total Private Education Loans, net							$31,591

Loans in forbearance as a percentage of loans in repayment and forbearance	12.6%	3.9%	2.8%	2.0%	1.4%	—%	3.8%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	10.5%	5.8%	4.0%	3.0%	1.9%	—%	4.2%

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of September 30, 2014.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$21,438	$4,624	$1,030	$27,092
$ in total	$25,387	$5,327	$1,072	$31,786
Payment method by enrollment status:

In-school/grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. On a “Core Earnings” basis, as of September 30, 2014 and 2013, customers in repayment owing approximately $3.5 billion (13 percent of loans in repayment) and $5.0 billion (18 percent of loans in repayment), respectively, were enrolled in the interest-only program. Of these amounts, 8 percent and 9 percent were non-traditional loans as of September 30, 2014 and 2013, respectively.

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

GAAP Basis:

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
September 30, 2014	$666	$37	$45
December 31, 2013	$1,023	$48	$66
September 30, 2013	$1,037	$46	$67

“Core Earnings” Basis:

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
September 30, 2014	$666	$37	$45
December 31, 2013	$689	$48	$62
September 30, 2013	$721	$46	$63

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

We have unsecured debt that totaled, as of September 30, 2014, approximately $17.4 billion. On April 30, 2014, three rating agencies took negative ratings actions with regard to our long-term unsecured debt ratings. Fitch lowered its rating one notch to BB and changed its rating outlook to stable. Moody’s lowered its rating two notches to Ba3 and changed its rating outlook to stable. S&P lowered its rating two notches to BB and changed its rating outlook to stable. As a result of S&P’s action, all three credit rating agencies now rate our long-term unsecured debt at below investment grade. These ratings could result in higher cost of funds, and our senior unsecured debt to trade with greater volatility.

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

We expect to fund our ongoing liquidity needs, including the repayment of $1.9 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash and investment portfolio, the predictable operating cash flows provided by earnings, the repayment of principal on unencumbered student loan assets, the distributions from our securitization trusts (including servicing fees which are priority payments within the trusts) and the issuance of additional unsecured debt. We may also draw down on our secured FFELP and Private Education facilities or issue term ABS.

While we no longer originate Private Education Loans or FFELP Loans and therefore no longer have liquidity requirements for new originations, we will continue to opportunistically purchase Private Education Loan and FFELP Loan portfolios from others.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	September 30, 2014	December 31, 2013
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,950	$3,015
Unencumbered FFELP Loans	1,682	1,259

Total “Core Earnings” basis	3,632	4,274
SLM BankCo(1)	—	3,709

Total GAAP basis	$3,632	$7,983

(1)	As of December 31, 2013, includes $2.3 billion of cash and $1.4 billion of FFELP Loans.

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,958	$2,270	$2,041	$2,445
Unencumbered FFELP Loans	1,859	765	1,795	740

Total “Core Earnings” basis	3,817	3,035	3,836	3,185
SLM BankCo(1)	—	2,542	1,306	2,531

Total GAAP basis	$3,817	$5,577	$5,142	$5,716

(1)

For the three months ended September 30, 2013, includes $1.4 billion of cash and $1.1 billion of FFELP Loans, respectively. For the nine months ended September 30, 2014 and 2013, includes $690 million and $1.4 billion of cash, respectively, and $616 million and $1.1 billion of FFELP Loans, respectively.

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan — other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of September 30, 2014 and 2013, the maximum additional capacity under these facilities was $11.0 billion and $11.2 billion, respectively. For the three months ended September 30, 2014 and 2013, the average maximum additional capacity under these facilities was $10.8 billion and $11.4 billion, respectively. For the nine months ended September 30, 2014 and 2013, the average maximum additional capacity under these facilities was $11.6 billion and $11.1 billion, respectively.

In addition to the FFELP Loan — other facilities, liquidity may also be available from our Private Education Loan ABCP facility. This facility provides liquidity for Private Education Loan acquisitions and for the refinancing of loans presently on our balance sheet or in other short–term facilities. The maximum capacity under this facility is $1 billion. At September 30, 2014, the available capacity under this facility was $263 million. It matures in June 2015.

We also hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. Total unencumbered student loans comprised $7.2 billion of our unencumbered assets of which $5.5 billion and $1.7 billion related to Private Education Loans and FFELP Loans, respectively. At September 30, 2014, we had a total of $12.9 billion of unencumbered assets inclusive of those described above as sources of primary liquidity and exclusive of goodwill and acquired intangible assets.

For further discussion of our various sources of liquidity, our continued access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6 — Borrowings” in our Form 10.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	September 30, 2014	December 31, 2013
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.4	$4.6
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.5	6.7
Tangible unencumbered assets(1)	12.9	23.8
Senior unsecured debt	(17.4)	(18.3)
Bank deposits	—	(8.9)
Mark-to-market on unsecured hedged debt(2)	(0.8)	(0.8)
Other liabilities, net	(1.8)	(1.9)

Total tangible equity — GAAP Basis	$3.8	$5.2

(1)	Excludes goodwill and acquired intangible assets.

(2)

At September 30, 2014 and December 31, 2013, there were $654 million billion and $612 million, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

The $1.4 billion decrease in total tangible equity from December 31, 2013 to September 30, 2014 is primarily the result of the deemed distribution of the $1.7 billion of consumer banking business net assets on April 30, 2014.

Financing Transactions during the Nine Months Ended September 30, 2014

The following financing transactions have taken place in the first nine months of 2014:

Unsecured Financings:

•	March 27, 2014 — issued $850 million senior unsecured bonds.

FFELP Loan Financings:

•	January 28, 2014 — issued $994 million FFELP Loan ABS.

•	March 27, 2014 — issued $992 million FFELP Loan ABS.

•	May 29, 2014 — issued $747 million FFELP Loan ABS.

•	August 14, 2014 — issued $1.3 billion FFELP Loan ABS.

Private Education Loan Financings:

•	March 6, 2014 — issued $676 million Private Education Loan ABS.

•	July 24, 2014 — issued $463 million Private Education Loan ABS.

FFELP ABCP Facility:

On January 10, 2014, we closed on a new $8 billion ABCP facility that matures in January 2016. This facility replaces an existing $5.5 billion FFELP ABCP facility which was retired in January 2014. The additional $2.5 billion will be available for FFELP acquisition or refinancing. The maximum amount that can be financed steps down to $7 billion in March 2015.

Private Education Loan Facility:

In June 2014, Navient closed a new $1.0 billion Private Education Loan ABCP facility. This facility, which matures in June 2015, will be available for Private Education Loan refinancing and acquisitions.

Shareholder Distributions

In September 2014, we paid a common stock dividend of $0.15 per share.

In May 2014, we authorized $400 million to be utilized in a new common share repurchase program that does not have an expiration date. We repurchased 9.5 million shares of common stock for $167 million in the third quarter of 2014. As of September 30, 2014, $168 million of share repurchase authority remains under our authorized share repurchase program.

Recent Fourth-Quarter 2014 Transactions

Private Education Loan Financings:

•	October 23, 2014 — issued $664 million Private Education Loan ABS.

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

Related to derivative transactions, protection against counterparty risk is generally provided by International Swaps and Derivatives Association, Inc. (“ISDA”) Credit Support Annexes (“CSAs”). CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. All corporate derivative contracts entered into by Navient are covered under such agreements and require collateral to be exchanged based on the net fair value of derivatives with each counterparty. Our securitization trusts require collateral in all cases if the counterparty’s credit rating is withdrawn or downgraded below a certain level.

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

The table below highlights exposure related to our derivative counterparties at September 30, 2014.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral(1)	$87	$307
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	62%	10%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	37%	0%

(1)

Our securitization trusts had total net exposure of $294 million related to financial institutions located in France; of this amount, $271 million carries a guaranty from the French government. The total exposure relates to $5.0 billion notional amount of cross-currency interest rate swaps held in our securitization trusts, of which $3.2 billion notional amount carries a guaranty from the French government. Counterparties to the cross currency interest rate swaps are required to post collateral when their credit rating is withdrawn or downgraded below a certain level. As of September 30, 2014, no collateral was required to be posted and we are not holding any collateral related to these contracts. Adjustments are made to our derivative valuations for counterparty credit risk. The adjustments made at September 30, 2014 related to derivatives with French financial institutions (including those that carry a guaranty from the French government) decreased the derivative asset value by $26 million. Credit risks for all derivative counterparties are assessed internally on a continual basis.

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at September 30, 2014 and December 31, 2013, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three and nine months ended September 30, 2014 and 2013. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2).

Ending Balances

	September 30, 2014			December 31, 2013
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,904	$15,452	$17,356	$2,213	$16,056	$18,269
Other(1)	677	—	677	686	—	686

Total unsecured borrowings	2,581	15,452	18,033	2,899	16,056	18,955

Secured borrowings:
FFELP Loan securitizations	—	87,655	87,655	—	90,756	90,756
Private Education Loan securitizations	—	18,013	18,013	—	18,835	18,835
FFELP Loan — other facilities	2,125	5,275	7,400	4,715	5,311	10,026
Private Education Loan — other facilities	1,272	—	1,272	—	843	843

Total secured borrowings	3,397	110,943	114,340	4,715	115,745	120,460

“Core Earnings” balances	5,978	126,395	132,373	7,614	131,801	139,415
Adjustment for GAAP accounting treatment	16	1,274	1,290	6,181	4,847	11,028

GAAP balances	$5,994	$127,669	$133,663	$13,795	$136,648	$150,443

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Secured borrowings comprised 86 percent and 86 percent of our “Core Earnings” basis debt outstanding at September 30, 2014 and December 31, 2013, respectively.

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$17,395	3.75%	$17,642	3.24%	$17,564	3.70%	$17,936	3.21%
Other(1)	843	.60	749	.09	804	.40	1,089	.16

Total unsecured borrowings	18,238	3.60	18,391	3.11	18,368	3.56	19,025	3.03

Secured borrowings:
FFELP Loan securitizations	88,198	1.01	91,777	1.00	89,386	.99	96,949	.98
Private Education Loan securitizations	18,162	1.98	19,689	2.00	18,425	2.00	20,001	2.04
FFELP Loan — other facilities	7,614	.62	12,079	1.01	8,307	.80	13,678	1.01
Private Education Loan — other facilities	955	1.72	543	1.37	770	1.43	547	1.70

Total secured borrowings	114,929	1.14	124,088	1.16	116,888	1.14	131,175	1.15

Total	$133,167	1.48%	$142,479	1.41%	$135,256	1.47%	$150,200	1.39%

“Core Earnings” average balance and rate	$133,167	1.48%	$142,479	1.41%	$135,256	1.47%	$150,200	1.39%
Adjustment for GAAP accounting treatment	—	.03	7,428	1.78	3,947	2.17	7,490	1.92

GAAP basis average balance and rate	$133,167	1.51%	$149,907	1.43%	$139,203	1.49%	$157,690	1.41%

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model, derivative accounting and goodwill and intangible assets can be found in our Form 10. There were no significant changes to these critical accounting policies during the first nine months of 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at September 30, 2014 and December 31, 2013, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of September 30, 2014			As of September 30, 2013
	Impact on Annual Earnings If:			Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(18)	$1	$(223)	$1	$68	$(244)
Unrealized gains (losses) on derivative and hedging activities	125	139	3	273	446	1

Increase in net income before taxes	$107	$140	$(220)	$274	$514	$(243)

Increase in diluted earnings per common share	$.25	$.33	$(.52)	$.62	$1.16	$(.55)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At September 30, 2014
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$98,102	$(510)	(1)%	$(1,029)	(1)%
Private Education Loans	30,297	—	—	—	—
Other earning assets	6,247	—	—	—	—
Other assets	5,915	(323)	(5)	(621)	(10)%

Total assets gain/(loss)	$140,561	$(833)	(1)%	$(1,650)	(1)%

Liabilities
Interest-bearing liabilities	$131,969	$(746)	(1)%	$(2,069)	(2)%
Other liabilities	2,526	140	6	887	35

Total liabilities (gain)/loss	$134,495	$(606)	—%	$(1,182)	(1)%

	At December 31, 2013
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$104,481	$(566)	(1)%	$(1,126)	(1)%
Private Education Loans	37,485	—	—	—	—
Other earning assets	9,732	—	—	(1)	—
Other assets	7,711	(278)	(4)	(435)	(6)%

Total assets gain/(loss)	$159,409	$(844)	(1)%	$(1,562)	(1)%

Liabilities
Interest-bearing liabilities	$147,385	$(859)	(1)%	$(2,393)	(2)%
Other liabilities	3,458	58	2	805	23

Total liabilities (gain)/loss	$150,843	$(801)	(1)%	$(1,588)	(1)%

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

During the three months ended September 30, 2014 and 2013, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

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

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 25 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the September 30, 2014 and September 30, 2013 analyses is primarily the result of one-month LIBOR-indexed FFELP Loans being funded with three-month LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 7A. for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivative and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2014. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$5.0	$—	$5.0
Prime	annual	0.5	—	0.5
Prime	quarterly	3.6	—	3.6
Prime	monthly	17.8	—	17.8
Prime	daily	—	0.1	(0.1)
PLUS Index	annual	0.3	—	0.3
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	77.5	(77.5)
1-month LIBOR	monthly	9.4	38.0	(28.6)
1-month LIBOR daily	daily	91.8	—	91.8
CMT/CPI Index	monthly/quarterly	—	0.6	(0.6)
Non-Discrete reset(3)	monthly	—	10.7	(10.7)
Non-Discrete reset(4)	daily/weekly	6.2	0.7	5.5
Fixed Rate(5)		5.7	12.7	(7.0)

Total		$140.3	$140.3	$—

(1)	FFELP Loans of $43.3 billion ($39.3 billion LIBOR index and $4.0 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate ABS and FFELP and Private Education Loan — other facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

“Core Earnings” Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$5.0	$—	$5.0
Prime	annual	0.5	—	0.5
Prime	quarterly	3.6	—	3.6
Prime	monthly	17.8	1.5	16.3
Prime	daily	—	0.1	(0.1)
PLUS Index	annual	0.3	—	0.3
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	72.4	(72.4)
1-month LIBOR	monthly	9.4	39.1	(29.7)
1-month LIBOR	daily	91.8	5.0	86.8
Non-Discrete reset(3)	monthly	—	10.7	(10.7)
Non-Discrete reset(4)	daily/weekly	6.2	0.7	5.5
Fixed Rate(5)		4.5	9.6	(5.1)

Total		$139.1	$139.1	$—

(1)	FFELP Loans of 16.1 billion ($14.4 billion LIBOR index and $1.7 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate ABS and FFELP and Private Education Loan — other facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our GAAP and “Core Earning” assets and liabilities at September 30, 2014.

(Averages in Years)	Weighted Average Life
Earning assets
Student loans	7.4
Other loans	7.6
Cash and investments	—

Total earning assets	7.0

Borrowings
Short-term borrowings	.4
Long-term borrowings	6.3

Total borrowings	6.1

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Tina Ubaldi v. SLM Corporation

On March 18, 2011, a student loan borrower filed a putative class action complaint against Old SLM (now known as Navient, LLC) in the U.S. District Court for the Northern District of California. The complaint is captioned Tina M. Ubaldi v. SLM Corporation et. al., Case No. C-11-01320EDL. The plaintiff purports to bring the complaint on behalf of a class consisting of other similarly situated California borrowers. The complaint alleges, among other things, that Old SLM’s practice of charging late fees proportional to the amount of missed payments constituted liquidated damages in violation of California law; and Old SLM engaged in unfair business practices by charging daily interest on private educational loans. Following motion practice and additional amendments to the complaint, which added usury claims under California state law and two additional defendants (Sallie Mae, Inc., now known as Navient Solutions, Inc. (“NSI”), and SLM PC Student Loan Trust 2004-A), the operative complaint (Modified Third Amended Complaint) was filed on December 2, 2013. Plaintiffs filed their Motion for Class Certification on October 22, 2013. On March 24, 2014, the Court denied plantiffs’ Motion for Class Certification without prejudice, but granted plantiffs leave to file an amended Motion for Class Certification. On June 20, 2014, a Complaint in Intervention was filed on behalf of two additional customers representing a proposed usury sub-class. On June 23, 2014, Plaintiffs filed a Renewed Motion for Class Certification, which was held on October 14, 2014. Plaintiffs seek restitution of late charges and interest paid by members of the class, injunctive relief, cancellation of all future interest payments, treble damages as permitted by law, as well as costs and attorneys’ fees, among other relief. Prior to the formation of Sallie Mae Bank in 2005, Old SLM followed prevalent capital market practices of acquiring and securitizing private education loans purchased in secondary transactions from banks who originated these loans. Plaintiffs allege that the services provided by Old SLM and Sallie Mae, Inc. to the originating banks resulted in Old SLM and Sallie Mae, Inc. constituting lenders on these loans. Since 2006, Sallie Mae Bank originated the vast majority of all private education loans acquired by Old SLM. The claims at issue in this case expressly exclude loans originated by Sallie Mae Bank since its inception. Named defendants are subsidiaries of Navient and as such the Ubaldi litigation will remain the sole responsibility of Navient Corporation. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith.

Regulatory Matters

On May 2, 2014, NSI, a wholly-owned subsidiary of Navient, and Sallie Mae Bank entered into consent orders with the FDIC (respectively, the “NSI Order” and the “Bank Order”; collectively, “the FDIC Orders”) to resolve previously disclosed matters related to certain cited violations of Section 5 of the Federal Trade Commission Act, including the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (“SCRA”). The FDIC Orders, which became effective upon the signing of the consent order with the DOJ by Navient and SLM BankCo on May 13, 2014, required NSI to pay $3.3 million in civil monetary penalties. NSI has paid its civil monetary penalties. In addition, the FDIC Orders required the establishment of a restitution reserve account totaling $30 million to provide restitution with respect to loans owned or originated by Sallie Mae Bank, from November 28, 2005 until the effective date of the FDIC Orders. Pursuant to the Separation Agreement, Navient is responsible for funding the restitution reserve account. We funded the account in May 2014.

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

With respect to alleged civil violations of the SCRA, NSI and Sallie Mae Bank have entered into a consent order with the DOJ, in its capacity as the agency having primary authority for enforcement of such matters. The DOJ consent order (“DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by NSI from November 28, 2005 until the effective date of the settlement. The DOJ Order required NSI to fund a $60 million settlement fund, which represents the total amount of compensation due to service members under the DOJ agreement, and to pay $55,000 in civil money penalties. The DOJ Order was approved by the United States District Court in Delaware on September 29, 2014, and as a result, Navient funded the settlement fund and paid the civil money penalties in October 2014.

As of December 31, 2013, a reserve of $65 million was established for estimated amounts and costs that were probable of being incurred for the FDIC and DOJ matters discussed above. In the first quarter of 2014, an additional reserve of $103 million was recorded for pending regulatory matters based on the progression of settlement discussions with the regulators. As a result, the total reserve established by the Company to cover these costs was $168 million as of March 31, 2014, and as of September 30, 2014, $120 million of those reserves remained. The final cost of these proceedings remains uncertain until all of the work under the various consent orders has been completed.

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

Pursuant to the Separation Agreement entered into in connection with the Spin-Off, Navient has agreed to be responsible and indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Please see our Form 10 for a discussion of these indemnifications. As a result, all liabilities arising out of the aforementioned regulatory matters, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient retained $165 million of the $168 million original regulatory reserve in connection with the Spin-Off. There are no additional reserves Navient has related to other indemnification matters with SLM BankCo as of September 30, 2014.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2014.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 — July 31, 2014	3.6	$17.82	3.4	$274
August 1 — August 31, 2014	3.3	17.32	3.2	$218
September 1 — September 30, 2014	3.0	17.73	2.9	$168

Total third-quarter 2014	9.9	$17.63	9.5

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

The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2014 was $17.71.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information

Stockholder Proposals

We intend to hold our first Annual Meeting of Stockholders (the “Annual Meeting”) on May 21, 2015, at a time and location to be determined and specified in our proxy statement related to the Annual Meeting.

Under the SEC’s proxy rules, we have set the deadline for submission of proposals to be included in our proxy materials for the Annual Meeting as January 1, 2015. Accordingly, in order for a stockholder proposal to be considered for inclusion in our proxy materials for the Annual Meeting, the proposal must be received by the Corporate Secretary, Navient Corporation, 300 Continental Drive, Newark, Delaware 19713, on or before January 1, 2015, and comply with the procedures and requirements set forth in Rule 14a-8 under the Exchange Act.

In accordance with the advance notice requirements contained in our amended and restated bylaws, for director nominations or other business to be brought before the Annual Meeting by a stockholder, other than Rule 14a-8 proposals described above, written notice must be delivered no earlier than the close of business on January 21, 2015, and no later than the close of business on February 20, 2015, to our new corporate headquarters address, which will be effective on or about January 15, 2015: Corporate Secretary, Navient Corporation, 123 Justison Street, Suite 400, Wilmington, Delaware 19801. These stockholder notices must also comply with the requirements of our amended and restated bylaws and will not be effective otherwise.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

2.1

The Agreement and Plan of Merger, dated as of October 16, 2014, between Navient Corporation and Navient, LLC (incorporated by reference to Exhibit 2.1 to Navient Corporation’s Current Report on Form 8-K filed on October 17, 2014).

3.1	Amended and Restated Certificate of Incorporation of Navient Corporation (incorporated by reference to Exhibit 3.1 of Amendment No. 3 to Navient Corporation’s Registration Statement on Form 10 (File No. 001-36228) filed on March 27, 2014).

3.2	Amended and Restated By-Laws of Navient Corporation (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to Navient Corporation’s Registration Statement on Form 10 (File No. 001-36228) filed on March 27, 2014).

4.1	The Second Supplemental Indenture, dated as of October 16, 2014, between Navient Corporation and Deutsche Trust Company Limited, as trustee (incorporated by reference to Exhibit 4.1 to Navient Corporation’s Current Report on Form 8-K filed on October 17, 2014).

4.2	The Eighth Supplemental Indenture, dated as of October 16, 2014, between Navient Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on October 17, 2014).

10.1†	Navient Corporation Executive Severance Plan of Senior Officers (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Current Report on Form 8-K filed on August 19, 2014).

10.2†	Navient Corporation Change in Control Severance Plan of Senior Officers (incorporated by reference to Exhibit 10.2 to Navient Corporation’s Current Report on Form 8-K filed on August 19, 2014).

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NAVIENT CORPORATION (Registrant)

By:	/s/ SOMSAK CHIVAVIBUL
Somsak Chivavibul Chief Financial Officer (Principal Financial Officer)
Date: October 30, 2014