Form 10-K
period 2014-12-31
NAVIENT CORP
filed 2015-02-27
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file numbers 001-36228

Navient Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-4054283
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

123 Justison Street, Wilmington, Delaware	19801
(Address of Principal Executive Offices)	(Zip Code)

(302) 283-8000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act

Common Stock, par value $.01 per share.

Name of Exchange on which Listed:

The NASDAQ Global Select Market

5% Senior Notes due October 26, 2020

5.875% Senior Notes due October 25, 2024

Name of Exchange on which Listed:

The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014 was $7.4 billion (based on closing sale price of $17.71 per share as reported for the NASDAQ Global Select Market).

As of January 31, 2015, there were 401,460,484 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the Registrant’s 2015 Annual Meeting of Stockholders, scheduled to be held on May 21, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NAVIENT CORPORATION

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Annual Report on Form 10-K contains “forward-looking” statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and our subsequent filings with the Securities and Exchange Commission (“SEC”); increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third parties, including counterparties to our derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings or the credit ratings of the United States of America; failures of our operating systems or infrastructure, or those of third-party vendors; risks related to cybersecurity including the potential disruption of our systems or potential disclosure of confidential customer information; damage to our reputation; failures to successfully implement cost-cutting initiatives and adverse effects of such initiatives on our business; failures or delays in the planned conversion to our servicing platform of the recently acquired Wells Fargo portfolio of Federal Family Education Loan Program (“FFELP”) loans or any other FFELP or Private Education Loan portfolio acquisitions; risks associated with restructuring initiatives, risks associated with the recently completed separation of Navient and SLM Corporation into two, distinct publicly traded companies, including failure to achieve the expected benefits of the separation; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; changes in general economic conditions; our ability to successfully effectuate any acquisitions and other strategic initiatives; and changes in the demand for debt management services. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. We do not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in our expectations.

Definitions for certain capitalized terms used but not otherwise defined in this Annual Report on Form 10-K can be found in the “Glossary” at the end of this report.

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

AVAILABLE INFORMATION

Our website address is www.navient.com. Copies of our Registration Statement on Form 10, as amended (our “Form 10”), filed with the SEC on April 10, 2014, and declared effective on April 14, 2014, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, copies of our Board Governance Guidelines, Code of Business Conduct (which includes the code of ethics applicable to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and the governing charters for each committee of our Board of Directors are available free of charge on our website, as well as in print to any stockholder upon request. We intend to disclose any amendments to or waivers from our Code of Business Conduct (to the extent applicable to our Principal Executive Officer or Principal Financial Officer) by posting such information on our website. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Annual Report on Form 10-K.

PART I.

Item 1.	Business

Overview

Navient is the nation’s leading loan management, servicing and asset recovery company, committed to helping customers navigate the path to financial success. Servicing more than $300 billion in student loans, Navient supports the educational and economic achievements of more than 12 million customers. A growing number of government and higher education clients rely on Navient for proven solutions to meet their financial goals. Navient began trading on Nasdaq as an independent company on May 1, 2014. Our website is navient.com. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Annual Report on Form 10-K.

Navient holds the largest portfolio of education loans insured or guaranteed under the Federal Family Education Loan Program (“FFELP”), as well as the largest portfolio of Private Education Loans. FFELP Loans are insured or guaranteed by state or not-for-profit agencies based on guaranty agreements among the United States Department of Education (“ED”) and these agencies. Private Education Loans are education loans to students or their families that bear the full credit risk of the customer and any cosigner. Private Education Loans are made primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or students’ and families’ resources.

Navient services its own portfolio of education loans, as well as those owned by banks, credit unions, non-profit education lenders and ED. Navient is one of four large servicers to ED under its Direct Student Loan Program (“DSLP”). Navient also provides asset recovery services on its own portfolio (consisting of both education loans as well as other asset classes), guaranty agencies, higher education institutions, ED and other federal clients, as well as states, courts, and municipalities.

As of December 31, 2014, Navient’s principal assets consisted of:

•	$104.5 billion in FFELP Loans, with a student loan spread of 0.99 percent for the year ended December 31, 2014 on a “Core Earnings” basis and a weighted average life of 7.3 years;

•	$29.8 billion in Private Education Loans, with a student loan spread of 4.04 percent for the year ended December 31, 2014 on a “Core Earnings” basis and a weighted average life of 7.0 years;

•

a leading student loan servicing platform that services loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.2 million customer accounts serviced under Navient’s contract with ED; and

•

a leading student loan asset recovery platform with an outstanding inventory of contingent asset recovery receivables of approximately $15.4 billion, of which approximately $12.5 billion was student loans and the remainder was other asset classes.

Strengths and Opportunities

Navient possesses a number of competitive advantages that distinguishes it from its competitors, including:

Large, high quality asset base generating significant and predictable cash flows. At December 31, 2014, Navient’s $134.3 billion student loan portfolio is 75 percent funded to term and is expected to produce consistent and predictable cash flows over the remaining life of the portfolio. Navient’s $104.5 billion portfolio of FFELP Loans bears a maximum 3 percent loss exposure due to the federal guarantee. Navient’s $29.8 billion portfolio of Private Education Loans bears the full credit risk of the borrower and cosigner. Navient expects that cash flows from its FFELP Loan and Private Education Loan portfolios will significantly exceed future debt service obligations.

Efficient and large scale servicing platform. Navient is the largest servicer of education loans, servicing over $300 billion in student loans for more than 12 million customers. Navient has demonstrated scalable infrastructure with capacity to add volume at a low cost. Navient’s premier market share and tested servicing and asset recovery infrastructure make it well-positioned to expand its servicing and asset recovery businesses to additional third-party FFELP, federal, private and other loan portfolios.

Superior operating performance. Navient has demonstrated superior default prevention performance and industry leading asset recovery services. The combined portfolio of federal loans serviced by Navient experienced a Cohort Default Rate 40 percent lower than the national rate released by ED in September 2014. We are consistently a top performer in our asset recovery business as well.

Commitment to compliance and customer centricity. Navient fosters a robust compliance culture driven by a “customer first” approach. We invest in rigorous training programs, internal and external auditing, escalated service tracking and analysis, and customer research to enhance our compliance and customer service.

Strong capital return. As a result of its significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases. For the year ended December 31, 2014, we paid $249 million in dividends on shares of our common stock and repurchased $600 million of our shares of common stock. In December 2014, Navient’s board of directors authorized $1 billion to be utilized in a new common share repurchase program effective January 1, 2015. In addition, Navient increased its quarterly dividend amount from $0.15 per share to $0.16 per share effective for its first-quarter 2015 dividends.

Meaningful growth opportunities. Navient will pursue opportunistic acquisitions of FFELP and Private Education Loan portfolios. During the year, Navient acquired $12.9 billion of student loans. Navient will also pursue additional third-party servicing and asset recovery fee income opportunities. On February 25, 2015, Navient announced its acquisition of Gila LLC (commonly known as Municipal Services Bureau, or MSB), an asset recovery and business process outsourcing firm focused on the state and local government market. Navient will leverage its large-scale servicing platform, superior default prevention and asset recovery performance, operating efficiency and regulatory compliance and risk management infrastructure in pursuing these and other growth opportunities.

Navient’s Approach to Assisting Students and Families in Repaying their Education Loans

Navient services loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.2 million customer accounts serviced under Navient’s contract with ED. In this work, we help our customers experience success through proactive outreach and emphasis on identifying the payment plan that best fits their budget and financial goals.

We understand managing repayment of education loans is critical for students to achieve their educational goals, recognize their full earning potential and develop a strong credit profile.

Customer success means making steady progress toward repayment, instead of falling behind on payments. Our experience has taught us that the transition from school to full repayment requires customer contact and counseling. For many customers, students loans are their first borrowing experience. For new graduates, salaries grow over time, typically making payments easier to handle as their career progresses. It is also not uncommon for some to return to school, experience illness or encounter temporary interruptions in earnings.

To help customers manage these realities, Navient makes customer success and default prevention top priorities. We customize our outreach using data-driven approaches that draw from our more than 40 years of experience in helping customers successfully manage their loans. As a result, in 2014, our customers experienced higher records of repayment success as evidenced by lower delinquencies and defaults.

We have been a partner in ED’s campaign to inform federal student loan customers about income-driven repayment plans, and have played a leadership role in helping customers understand their options and make an informed choice.

We also find that customers who have fallen behind benefit from outreach and assistance. In fact, nine times out of ten when we can reach federal loan customers who have missed payments, we can identify a solution to help them avoid default.

We also offer free resources to help customers and the general public build knowledge on personal finance topics. In October 2014, we launched new online resources to encourage financial literacy and to help customers understand their repayment options and enroll in the plan that is best for them.

Business Segments

We have three primary operating business segments: FFELP Loans, Private Education Loans and Business Services. A fourth segment — Other — primarily consists of financial results of our holding company, including activities related to repurchases of debt, our corporate liquidity portfolio and all unallocated overhead.

FFELP Loans Segment

In the FFELP Loans segment, we acquire and finance FFELP Loans. Even though FFELP Loans are no longer originated due to changes in federal law that took effect in 2010, we continue to pursue acquisitions of FFELP Loan portfolios that leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we primarily earn net interest income on the FFELP Loan portfolio. This segment is expected to generate significant amounts of earnings and cash flow as the portfolio amortizes.

We are currently the largest holder of FFELP Loans. Navient’s portfolio of FFELP Loans as of December 31, 2014 was $104.5 billion. Navient’s FFELP Loan portfolio will amortize over approximately 20 years. Navient’s goal is to maximize the cash flow generated by its FFELP Loan portfolio. Navient also seeks to acquire other third-party FFELP Loan portfolios to add net interest income and servicing revenue. During the year, Navient acquired $11.3 billion of FFELP Loans. FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guarantees generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest for loans disbursed.

As a result of the long-term funding used in the FFELP Loan portfolio and the insurance and guarantees provided on these loans, the net interest margin recorded in the FFELP Loans segment is relatively stable and the capital we choose to retain with respect to the segment is modest. As of December 31, 2014, approximately 80 percent of the FFELP Loans held by Navient were funded to term with non-recourse, long-term securitization debt through the use of securitization trusts. For more discussion of the FFELP and related credit support mechanisms, see Appendix A “Description of Federal Family Education Loan Program.”

For loans disbursed before April 1, 2006, FFELP Loans generally earn interest at the higher of either the borrower rate, which is fixed over a period of time, or a floating rate based on the Special Allowance Payment (“SAP”) formula set by ED. Navient generally finances FFELP Loans with floating rate debt whose interest is matched closely to the floating nature of ED’s applicable SAP formula. If a decline in interest rates causes the borrower rate to exceed the SAP formula rate, Navient will continue to earn interest on the loan at the fixed borrower rate while the floating rate interest on Navient debt will continue to decline. The additional spread earned between the fixed borrower rate and the SAP formula rate is referred to as Floor Income. Floor Income can be volatile as rates on the underlying debt move up and down. Navient may hedge this risk by using derivatives to lock in the value of the Floor Income over the term of the contract. As of December 31, 2014, approximately $27.2 billion (49 percent) of Navient’s FFELP Loans eligible to earn Floor Income was economically hedged. This amount we hedge declines over time.

The Higher Education Act of 1965 (“HEA”) continues to regulate every aspect of the FFELP, including ongoing communications with borrowers and default aversion requirements. Failure to service a FFELP Loan properly could jeopardize the insurance, guarantees and federal support on these loans. The insurance and guarantees on Navient’s existing loans were not affected by the termination of the FFELP program.

Private Education Loans Segment

In this segment, we acquire, finance and service Private Education Loans. Even though we no longer originate Private Education Loans, we continue to pursue acquisitions of Private Education Loan portfolios that leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we primarily earn net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of cash as the portfolio amortizes.

Unlike FFELP Loans, the holder of a Private Education Loan bears the full credit risk of the customer and any cosigner. Private Education Loans are made primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or students’ and families’ resources. Navient believes the credit risk of the Private Education Loans it owns is well managed through the rigorous underwriting practices and risk-based pricing utilized when the loans were originated, the continued high levels of qualified cosigners and our internal servicing and risk mitigation practices, as well as our careful use of forbearance and our loan modification programs. Navient expects the combined existence of these elements and the use of these practices reduces the risk of payment interruptions and defaults on its Private Education Loan portfolio. On a “Core Earnings” basis, the 2014 charge-off rate for Private Education Loans as a percentage of loans in repayment was 2.6 percent.

Navient’s portfolio of Private Education Loans totaled $29.8 billion at December 31, 2014. During the year, Navient acquired $1.6 billion of Private Education Loans. As of December 31, 2014, approximately 59 percent of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt through the use of securitization trusts.

Business Services Segment

Our Business Services segment generates its revenue from servicing our FFELP Loan portfolio as well as providing servicing and asset recovery services for loans on behalf of Guarantors of FFELP Loans and other institutions, including ED, higher education institutions and other federal, state, court and municipal clients.

State, Local and Institutional Revenues

We provide asset recovery services for over 250 state and municipal clients, recovering on a broad spectrum of receivables including taxes, fines and court fees. Public agencies turn to qualified, responsible providers to supplement their own receivables management efforts to recover revenues to support public priorities. In addition, we provide recovery services for federal Perkins loan, tuition and other receivables for more than 1,000 colleges, universities and other institutional clients.

The acquisition of Municipal Services Bureau is the first step in executing Navient’s growth strategy in the asset recovery business area. Navient intends to pursue additional acquisitions of both complementary and diversified asset recovery service and other outsourcing service businesses that can further expand demand for services in and beyond the education loan markets. Future acquisitions will continue to be analyzed in the context of their relative valuations and earnings contribution, and compared to other uses of Navient’s capital resources including returning capital to stockholders.

FFELP-Related Revenues

Navient is currently the largest servicer and collector of loans made under the FFELP program, and the majority of our income has been derived, directly or indirectly, from our portfolio of FFELP Loans and servicing we have provided for FFELP Loans. In 2010, Congress passed legislation ending the origination of education loans under FFELP. The terms and conditions of existing FFELP Loans were not affected by this legislation. Our FFELP Loan portfolio will amortize over approximately 20 years. The fee income we have earned from providing servicing and asset recovery services on such loans will similarly decline over time. We also provide servicing and asset recovery services on behalf of Guarantors of FFELP Loans and other institutions.

•

Servicing revenues from the FFELP Loans we own represent intercompany charges to the FFELP Loans segment at rates paid to us by the trusts which own the loans. These fees are legally the first payment priority of the trusts and exceed the actual cost of servicing the loans. Intercompany loan servicing revenues declined to $456 million in 2014 from $529 million in 2013. Intercompany loan servicing revenues will continue to decline as our FFELP Loan portfolio amortizes.

•

In 2014, we earned account maintenance fees on FFELP Loans serviced for Guarantors of $34 million, down from $38 million in 2013. These fees will continue to decline as the underlying FFELP Loan portfolio serviced for Guarantors amortizes.

•

We provide default aversion, post default collections and claims processing to 11 of the 29 Guarantor agencies that serve as an intermediary between the U.S. federal government and FFELP lenders and are responsible for paying the claims made on defaulted loans. As of December 31, 2014, Navient had an outstanding inventory of asset recovery receivables of approximately $15.4 billion, of which $12.5 billion was student loans ($10.0 billion FFELP Loans and $2.5 billion DSLP Loans) and the remainder was other asset classes. In 2014, asset recovery revenue from Guarantor clients totaled $275 million, compared to $303 million the prior year. As FFELP Loans are no longer originated, these revenues will decline over time unless we acquire additional portfolios from Guarantor clients. The rate at which these revenues will decrease has also been affected by the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduced the amount to be paid to Guarantor agencies for assisting customers to rehabilitate their defaulted FFELP Loans under Section 428F of the HEA. The Budget Act reduced fee income by approximately $78 million in 2014.

In 2014, FFELP-related revenues accounted for 77 percent of total Business Services segment revenues compared with 80 percent and 85 percent, respectively, in 2013 and 2012. Total Business Services segment revenues were $1.06 billion for the year ended December 31, 2014, down from $1.13 billion for the year ended December 31, 2013. Over the next several years, Navient’s objective is to grow or acquire additional sources of services revenue. The total amounts of these combined FFELP-related revenues and resulting earnings are significant to our business and Navient’s ability to offset these FFELP-related revenue declines is uncertain.

Navient anticipates that with the end of new originations under the FFELP, owners of FFELP Loan portfolios, as well as Guarantors of those loans, will likely seek to reduce their FFELP servicing costs or sell those portfolios. Given the volume of FFELP Loans Navient services for its own portfolio and third parties, Navient is uniquely situated to adapt to the increasing levels of education loan-specific disclosure, compliance, servicing and collection standards which other financial institutions and servicers may not find economical to continue to support. Acquiring additional FFELP servicing volume as others sell FFELP Loan portfolios, exit existing FFELP servicing businesses or seek to find lower cost providers for those services is a key component of the current Business Services segment growth strategy, notwithstanding the discontinuation of the FFELP. As of the Federal Fiscal Year ended September 30, 2014, the estimated FFELP Loans outstanding that Navient does not own totals $157 billion.

ED Asset Recovery and Servicing Revenues

Since 1997, Navient has provided asset recovery services on defaulted student loans to ED. This contract expired by its terms on February 21, 2015 and our Pioneer Credit Recovery subsidiary received no new account placements under the contract. We are engaged with ED to learn more about their decision and address any questions or concerns they may have. In addition, we have submitted a response to ED’s request for proposals (RFP) in relation to a new contract for similar services. There can be no assurances that Pioneer will be awarded an extension of the existing contract, a new contract under the RFP or what volume of accounts might be placed with Pioneer. In 2014, asset recovery revenue from ED totaled $65 million, compared to $62 million in the prior year and our 2015 earnings guidance includes approximately $48 million of revenue from this contract.

Since the second quarter of 2009, we have been one of four large servicers awarded a servicing contract by ED to service federal loans owned by ED. We service approximately 6.2 million accounts under this servicing contract as of December 31, 2014. The servicing contract spans five years with the possibility of one five-year renewal at the option of ED. On August 27, 2014, ED extended its servicing contract with Navient to service federal loans for five more years. Under the terms of the contract extension, the allocation of ongoing volume will be determined twice each year based on the relative performance of the servicers of five metrics: borrowers in current repayment status (30 percent), borrowers more than 90 but less than 271 days delinquent (15 percent), borrowers 271 days or more up to 360 days delinquent (15 percent), a survey of borrowers (35 percent), and a survey of ED personnel (5 percent). Quarterly scores in each metric will be averaged together twice each year to calculate the final result of each metric. Navient’s allocation under the servicing contract increased to 24 percent for the period beginning August 15, 2014 from 18 percent for the prior period beginning August 15, 2013. Beginning on January 1, 2015, the aggregate allocation for not-for-profit servicers increased to 25 percent of all new DSLP borrowers. We earned $130 million of revenue under the contract for the year ended December 31, 2014.

The opportunity to expand the services we can provide under the DSLP has been an important component of the Business Services segment’s growth strategy. In fiscal year 2015, ED is projected to originate approximately $104 billion in new federal education loans. To expand the services we provide under the DSLP, we continually strive to help our customers succeed and seek to improve on the performance metrics that determine the allocation of new accounts under the servicing contract with ED.

Other Segment

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all unallocated overhead. We also include results from certain smaller wind-down and discontinued operations within this segment.

Employees

At December 31, 2014, we had approximately 6,200 employees, none of whom are covered by collective bargaining agreements.

Presentation of Information

Unless the context otherwise requires, references in this Form 10-K to:

•

“We,” “our,” “us,” or the “Company” with respect to any period on or prior to the date of the Spin-Off (as defined below) means and refers to Old SLM and its consolidated subsidiaries as constituted prior to the Spin-Off, and any references to “Navient,” “we,” “our,” “us,” or the “Company” with respect to any period after the date of the Spin-Off means and refers to Navient and its consolidated subsidiaries.

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

Spin-Off of Navient

On April 30, 2014, the previously announced separation of Navient from SLM BankCo was completed. The separation was effected through the distribution by SLM BankCo, on a one-to-one basis, of all the shares of common stock of Navient to the holders of shares of SLM BankCo common stock, as of the close of business on April 22, 2014, the record date for the distribution. As a result of the distribution, Navient is an independent, publicly traded company that operates the loan management, servicing and asset recovery business previously operated by Old SLM. Navient is comprised primarily of Old SLM’s portfolios of education loans that were not held in Sallie Mae Bank at the time of the separation, as well as servicing and asset recovery activities on those loans and loans held by third parties. In October 2014, Navient successfully completed the transition of the servicing operations and rolled out the Navient brand to its customers.

To implement the separation and distribution of Navient, an internal corporate reorganization of Old SLM was effected, pursuant to which, on April 29, 2014, SLM BankCo replaced Old SLM as the parent holding company pursuant to a holding company merger. In accordance with Section 251(g) of the DGCL, by action of the Old SLM board of directors and without a shareholder vote, Old SLM was merged into Navient, LLC, a wholly owned subsidiary of Old SLM, with Navient, LLC surviving. Immediately following the effective time of the merger, SLM BankCo changed its name to “SLM Corporation.” As part of the internal corporate reorganization and pursuant to the merger, all of the outstanding shares of Old SLM Series A preferred stock and Series B preferred stock were converted, on a one-to-one basis, into substantially identical shares of SLM BankCo preferred stock. Following the merger, the assets and liabilities associated with the loan management, servicing and asset recovery business were transferred to Navient, and those assets and liabilities associated with the consumer banking were transferred to SLM BankCo. On July 9, 2014, Navient received a private letter ruling from the Internal Revenue Service confirming the intended tax-free status of the Spin-Off and the related internal reorganization transactions. For further information on the Spin-Off and all related matters, please refer to our Form 10.

Due to the relative significance of Navient to Old SLM, among other factors, for financial reporting purposes Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to Old SLM, notwithstanding the legal form of the Spin-Off. As a result, the historical financial statements of Old SLM prior to the distribution on April 30, 2014 are the historical financial statements of Navient. For that reason, the historical GAAP financial information related to periods on or prior to April 30, 2014 contained in this Annual Report on Form 10-K is that of Old SLM, which includes the consolidated results of both the loan management, servicing and asset recovery business and the consumer banking business. Since Navient is the “accounting spinnor,” the GAAP financial statements of Navient reflect the deemed distribution of SLM BankCo to SLM BankCo’s stockholders on April 30, 2014, notwithstanding the legal form of the Spin-Off in which Navient common stock was distributed to the stockholders of SLM BankCo.

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

Supervision and Regulation

The Dodd-Frank Act

The Dodd-Frank Act was adopted to reform and strengthen regulation and supervision of the U.S. financial services industry. The Dodd-Frank Act contains comprehensive provisions to govern the practices and oversight of financial institutions (including large non-bank financial institutions) and other participants in the financial markets. It imposes significant regulations, additional requirements and oversight on almost every aspect of the U.S. financial services industry, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. Some of these provisions apply to Navient and its various businesses. Most of the Dodd-Frank Act’s provisions have become effective, but many remain subject to formal implementation by regulatory agencies through final rulemaking, leaving considerable uncertainty as to their ultimate scope and effect. Nonetheless, Navient’s operational expenses may increase as it addresses new or additional compliance requirements arising from the implementation of various provisions of the Dodd-Frank Act.

The Consumer Financial Protection Act, a part of the Dodd-Frank Act, established the Consumer Financial Protection Bureau (“CFPB”), which has broad authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws and examine financial institutions for compliance. The CFPB is authorized to impose fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It has authority to prevent unfair, deceptive or abusive practices by issuing regulations that define the same or by using its enforcement authority without first issuing regulations. The CFPB has been active in its supervision, examination and enforcement of financial services companies, most notably bringing enforcement actions, imposing fines and mandating large refunds to customers of several large banking institutions for practices relating to the sale of additional products associated with the extension of consumer credit.

The Dodd-Frank Act also authorizes state officials to enforce regulations issued by the CFPB and to enforce the Dodd-Frank Act’s general prohibition against unfair, deceptive and abusive practices.

Regulatory Outlook

In general, the number and scope of regulatory and enforcement actions in 2014, as well as the amounts of fines and penalties levied against banking institutions, were significant. The types and numbers of class and stockholder derivative actions arising from allegations of violations of consumer protection and regulatory provisions also continued to increase. A number of prominent themes appear to be emerging from these actions:

•	The number and configuration of regulators bringing actions often adds to the complexity, cost and unpredictability of timing for resolution of particular regulatory issues.

•

The regulatory compliance and risk control structures of financial institutions subject to enforcement actions are frequently cited, regardless of whether past practices have been changed, and enforcement orders have often included detailed demands for increased compliance, audit and board supervision, as well as the use of third-party consultants to recommend further changes or monitor remediation efforts.

•	Issues first identified with respect to one consumer product class or distribution channel are often applied to other product classes or channels.

Navient is experiencing heightened regulatory oversight of its compliance with applicable laws and regulations. We expect that the regulators overseeing our businesses will increase in number or change and that consumer protection regulations, standards, supervision, examination and enforcement practices will continue to evolve in both detail and scope. This evolution may significantly add to Navient’s compliance, servicing and operating costs. We have invested in compliance through multiple steps including realignment of Navient’s compliance management system to a servicing and collections business model rather than a loan originations business model; dedicated compliance resources for high-risk topics (SCRA, TCPA and third-party vendor management) to focus on regulator and consumer expectations; formation of business support operations to enhance risk, control and compliance functions in each business area; additional regulatory training for front-line employees to ensure obligations are understood and followed during interactions with customers; and expanded oversight and analysis of complaint trends to identify and remediate if necessary, areas of potential consumer harm.

While current operations and compliance processes may or may not satisfy heightened, evolving regulatory standards, they cannot provide assurance that past practices or products will not be the focus of examinations, inquiries or lawsuits.

As described in the section entitled “Management — Risk Management,” Navient has implemented a coordinated, formal enterprise risk management system to reduce business and regulatory risks.

Listed below are some of the most significant recent and pending regulatory changes that have the potential to affect Navient in coming years.

Consumer Financial Protection Bureau. The CFPB has regulatory oversight of the private student loan industry as well as student loan servicers. Throughout 2013 and 2014, the CFPB continued to be active in the student loan industry and undertook a number of initiatives relative to the private student loan market and student loan servicing, including:

•

In February 2013, the CFPB published a notice soliciting information on potential options to offer more affordable repayment options to borrowers having difficulty repaying their private student loans. Based on the more than 28,000 comments received, on May 8, 2013, the CFPB published a report highlighting the ways in which private student loan debt can be a roadblock to financial soundness for consumers. The report analyzes the impact of private student loan burdens on the broader economy, assesses recent actions of policymakers in the student loan market and discusses policy options put forth by the public regarding private student loans. Reports such as these may continue to influence regulatory developments in the student loan market. The report proposes a number of considerations for policymakers and market participants, such as refinancing relief and monthly payments more closely correlated with a borrower’s debt-to-income ratio. Certain of these CFPB recommendations in the report could negatively affect our private education loan portfolio if implemented. For a discussion on Navient’s approach to helping its customers, see “— Navient’s Approach to Assisting Students and Families in Repaying their Education Loans” above.

•

On December 3, 2013, the CFPB issued a final rule defining larger participants of the student loan servicing market. The rule, which became effective on March 1, 2014, allows the CFPB to federally supervise certain nonbank student loan servicers for the first time. Under the final rule, the CFPB will have supervisory authority over any nonbank student loan servicer that services more than one million borrower accounts, including accounts for both private and federal student loans. Our student loan servicing subsidiaries will be subject to this new oversight. The CFPB’s supervision will include gathering reports, conducting examinations for compliance with federal consumer financial laws and taking enforcement actions as appropriate.

•

On October 16, 2014, the Student Loan Ombudsman within the CFPB submitted his annual report based on private student loan inquiries and complaints received through the CFPB portal from October 1, 2013 through September 30, 2014. The CFPB does not seek to resolve or substantiate the inquiry or complaint but merely provides a gateway between the consumer and the lender or servicer to attempt to address consumer concerns. The Dodd-Frank Act created the Student Loan Ombudsman within the CFPB to receive and attempt to informally resolve inquiries about private student loans. The Student Loan Ombudsman reports to Congress annually on the trends and issues that he identifies through this process. The report offers analysis, commentary and recommendations to address issues reported by consumers. The report’s key observations included: (1) approximately 41 percent of all private student loan inquiries and complaints received were related to consumers seeking a loan modification or other option to reduce their monthly payment; (2) 57 percent related to consumers having difficulties with dealing with their servicer or repaying their loan; and (3) many of the private student loan inquiries mirror the problems heard from consumers in the mortgage market and that recent changes to mortgage servicing and credit card servicing practices might be applicable to the private student loan market.

Debt Collection Supervision. Consistent with the authority granted to it under the Dodd-Frank Act, the CFPB also maintains supervisory authority over larger consumer debt collectors. On October 24, 2012, the CFPB issued its final debt collection larger participant rule and examination procedures that will allow the agency to federally supervise larger consumer debt collectors. The rule, which became effective January 2, 2013, defines larger participants as third-party debt collectors, debt buyers and collection attorneys with more than $10 million in annual receipts resulting from consumer debt collection. Under the rule, Navient’s collection subsidiaries are considered larger participants and are subject to supervision. The issuance of the CFPB’s rules does not preempt the various and varied levels of state consumer and collection regulations to which the activities of Navient’s subsidiaries are currently subject. Navient also utilizes third-party debt collectors to collect defaulted and charged-off education loans and will continue to be responsible for oversight of their procedures and controls.

Oversight of Derivatives. The Dodd-Frank Act created a comprehensive new regulatory framework for derivatives transactions, to be implemented by the Commodity Futures Trading Commission (“CFTC”) and the SEC. This new framework, among other things, subjects certain swap participants to new capital and margin requirements, recordkeeping and business conduct standards and imposes registration and regulation of swap dealers and major swap participants. The scope of potential exemptions remains to be further defined through agency rulemakings. Even if Navient qualifies for an exemption, many of its derivatives counterparties are likely to be subject to the new capital, margin and business conduct requirements.

Other Significant Sources of Regulation

Many aspects of Navient’s businesses are subject to federal and state regulation and administrative oversight. Some of the most significant of these are described below.

Higher Education Act. Navient is subject to the HEA and its student loan operations are periodically reviewed by ED and Guarantors. As a servicer of federal student loans, Navient is subject to ED regulations regarding financial responsibility and administrative capability that govern all third-party servicers of insured student loans. In connection with its servicing operations, Navient must comply with, on behalf of Guarantor clients, ED regulations that govern Guarantor activities as well as agreements for reimbursement between ED and our Guarantor clients.

Federal Financial Institutions Examination Council. As a third-party service provider to financial institutions, Navient is also subject to periodic examination by the Federal Financial Institutions Examination Council (“FFIEC”). FFIEC is a formal interagency body of the U.S. government empowered to prescribe uniform principles, standards, and report forms for the federal examination of financial institutions by the Federal Reserve Banks (the “FRB”), the Federal Deposit Insurance Corporation (the “FDIC”), the National Credit Union Administration, the Office of the Comptroller of the Currency and the CFPB and to make recommendations to promote uniformity in the supervision of financial institutions.

Consumer Protection and Privacy. Navient’s business servicing FFELP Loans, Private Education Loans and DSLP Loans is subject to federal and state consumer protection, privacy and related laws and regulations. Some of the more significant federal laws and regulations include:

•	various laws governing unfair, deceptive or abusive acts or practices;

•	the Truth-In-Lending Act and Regulation Z issued by the FRB, which governs disclosures of credit terms to consumer borrowers;

•	the Fair Credit Reporting Act and Regulation V issued by the CFPB, which governs the use and provision of information to consumer reporting agencies;

•	the Equal Credit Opportunity Act and Regulation B issued by the CFPB, which prohibits discrimination on the basis of race, creed or other prohibited factors in extending credit;

•

the Servicemembers Civil Relief Act (“SCRA”) which applies to all debts incurred prior to commencement of active military service (including education loans) and limits the amount of interest, including certain fees or charges that are related to the obligation or liability; and

•	the Telephone Consumer Protection Act (“TCPA”), which governs communication methods that may be used to contact customers.

Navient’s servicing and asset recovery businesses are subject to federal and state consumer protection, privacy and related laws and regulations, including supervision by the CFPB of larger consumer debt collectors as discussed above. Some of the more significant federal statutes are the Fair Debt Collection Practices Act and additional provisions of the acts listed above, as well as the HEA and the various laws and regulations that govern government contractors. These activities are also subject to state laws and regulations similar to the federal laws and regulations listed above.

Item 1A.	Risk Factors

Our business activities involve a variety of risks. Below we describe the significant risk factors affecting our business. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from our historic results as well as those projected in forward-looking statements.

Risks Related to Navient’s Business

Economic conditions and the creditworthiness of third parties could have a material adverse effect on Navient’s business, results of operations, financial condition and stock price.

Navient’s earnings are dependent on the expected future creditworthiness of its student loan customers, especially with respect to its Private Education Loan portfolio. High unemployment rates and the failure of its in-school borrowers to graduate are two of the most significant macroeconomic factors that could increase loan delinquencies, defaults and forbearance or the use or performance of its payment modifications programs, or otherwise negatively affect performance of its FFELP Loan and Private Education Loan portfolios. Forbearance programs may have the effect of delaying default emergence as customers are granted a temporary waiver from having to make payments on their loans. Therefore, deterioration in the economy could adversely affect the credit quality of its borrowers. Higher credit-related losses and weaker credit quality could negatively affect Navient’s business, financial condition and results of operations and limit funding options, including Navient’s access to the capital markets, which could also adversely impact its liquidity position.

Navient is also subject to the creditworthiness of other third parties, including counterparties and clearinghouses to derivative transactions. If a counterparty or clearinghouse fails to perform its obligations, Navient could, depending on the type of arrangement, experience a loss of liquidity or an economic loss. In addition, Navient might not be able to cost effectively replace the derivative position depending on the type of derivative and the current economic environment, and thus could be exposed to a greater level of interest rate and/or foreign currency exchange rate risk which could lead to additional losses. If counterparties or clearinghouses are unable to perform their obligations, Navient’s business, financial condition and results of operations could suffer.

Legislation passed by Congress in 2010 ended new loan originations under the FFELP program, and, as a result, net income on its existing FFELP Loan portfolio will decline over time. Navient may not be able to develop revenue streams to replace the declining revenue from FFELP Loans.

In 2010, Congress passed legislation ending the origination of student loans under the FFELP program. All federal student loans are now originated through the DSLP of the ED. The law did not alter or affect the terms and conditions of existing FFELP Loans. As a result of this legislation, net income on Navient’s FFELP Loan portfolio will decline over time as existing FFELP Loans are paid down, refinanced or repaid after default by Guarantors. As of December 31, 2014, Navient’s FFELP Loan portfolio totaled $104.5 billion, compared with $103.2 billion as of December 31, 2013, and Navient’s intercompany FFELP Loan servicing revenue declined by $73 million, or 14 percent, compared to the prior year. If Navient does not acquire additional FFELP Loans or otherwise grow or develop new revenue streams to replace or supplement its existing, and declining, FFELP Loan net income, Navient’s consolidated revenue and operating income will continue to decrease which could materially and adversely impact Navient’s earnings.

Navient is not presently originating Private Education Loans and, as a result, interest income on its existing Private Education Loan portfolio and fee-based revenue from servicing and asset recovery on Private Education Loans will decline over time. Navient may not be able to develop revenue streams to replace the declining revenue from Private Education Loans.

Navient is not presently originating new Private Education Loans. As a result, interest income on Navient’s Private Education Loan portfolio and fee-based revenue on that portfolio will decline over time as the loans are paid down, refinanced or charged off. As of December 31, 2014, Navient’s Private Education Loan portfolio totaled $29.8 billion, compared with $31.0 billion as of December 31, 2013. Navient’s loan servicing revenue on this portfolio declined by $7 million or 23 percent compared with the prior year. If Navient does not begin to originate Private Education Loans as permitted under its separation and distribution agreement, acquire additional Private Education Loans or otherwise grow or develop new revenue streams to replace or supplement its existing and declining Private Education Loan net interest and servicing revenue, Navient’s consolidated revenue and operating income will continue to decrease which could materially and adversely impact Navient’s earnings.

Navient’s business is affected by the cost and availability of funding in the capital markets.

The capital markets have from time to time experienced periods of significant volatility. This volatility can dramatically and adversely affect financing costs when compared to historical norms. Additional factors that could make financing more expensive or unavailable to Navient include, but are not limited to, financial losses, events that have an adverse impact on Navient’s reputation, changes in the activities of Navient’s business partners, events that have an adverse impact on the financial services industry generally, counterparty availability, changes affecting Navient’s assets, corporate and regulatory actions, absolute and comparative interest rate changes, ratings agencies’ actions, general economic conditions and the legal, regulatory and tax environments governing funding transactions. If financing becomes more difficult, expensive or unavailable, Navient’s business, financial condition and results of operations could be materially and adversely affected.

Navient’s credit ratings are important to its liquidity. A reduction in its credit ratings could adversely affect its liquidity, increase its borrowing costs or limit its access to the capital markets.

As of December 31, 2014, all three credit rating agencies rate Navient’s long term unsecured debt at below investment grade. This has resulted in a higher cost of funds for the Company, and has caused its senior unsecured debt to trade with greater volatility. In addition, the capital markets for below investment grade companies are not as liquid as those involving investment grade entities.

The negative actions taken by the credit rating agencies since Navient’s separation transaction were based on concerns that the separation and distribution would reduce the sources of cash available to service its unsecured debt. According to their ratings reports, these concerns primarily focus on Navient’s lack of future Private Education Loan originations and related servicing income, the loss of access to the earnings, cash flow, equity and potential market value of Sallie Mae Bank, the run-off of the FFELP Loan portfolio and strategic uncertainty as to the source of incremental earnings and cash flow to replace that run off, and an expected increase in the Company’s cost of accessing the unsecured debt markets, including for refinancing purposes.

Navient’s unsecured debt totaled $17.4 billion at December 31, 2014, and Navient utilizes the unsecured debt markets to help fund its business and refinance outstanding debt. The amount, type and cost of its funding directly affects the cost of operating its business and growing its assets and is dependent upon outside factors, including its credit rating from rating agencies. There can be no assurance that the Company’s credit ratings will not be reduced further. A further reduction in the credit ratings of the Company’s senior unsecured debt could adversely affect Navient’s liquidity, increase its borrowing costs, limit its access to the capital markets and place incremental pressure on its net interest income.

The interest rate characteristics of Navient’s earning assets do not always match the interest rate characteristics of its funding arrangements, which may increase the price of, or decrease Navient’s ability to obtain, necessary liquidity.

Net interest income will be the primary source of cash flow generated by Navient’s portfolios of FFELP Loans and Private Education Loans. Interest earned on FFELP Loans and Private Education Loans is primarily indexed to one-month LIBOR rates and either one-month LIBOR rates or the one-month Prime rate, respectively, but Navient’s cost of funds will be primarily indexed to three-month LIBOR, creating the possibility of repricing risk related to these assets.

The different interest rate characteristics of Navient’s loan portfolios and liabilities funding these loan portfolios also result in basis risk and repricing risk. It is not possible to hedge all of Navient’s exposure to such risks. While the asset and hedge indices are short-term with rate movements that are typically highly correlated, there can be no assurance that the historically high correlation will not be disrupted by capital market dislocations or other factors not within Navient’s control. In these circumstances, Navient’s earnings could be materially adversely affected.

Higher than expected prepayments of loans could reduce servicing revenues or reduce or delay payments Navient receives as the holder of the Residual Interests of securitization trusts holding student loans.

FFELP Loans and Private Education Loans may be voluntarily prepaid without penalty by the borrower or, in the case of FFELP Loans, consolidated with the borrower’s other education loans through refinancing into the federal DSLP. FFELP Loans may also be repaid after default by the Guarantors of FFELP Loans. Prepayment rates and levels are subject to many factors beyond Navient’s control, including repayment through loan consolidation programs. When education loans contained within a securitization trust are prepaid, the fees Navient earns as servicer decrease and the value of any Residual Interest Navient owns in the securitization trust may decline. While some fluctuation in prepayment levels is to be expected, extraordinary or extended increases in prepayment levels could materially adversely affect our liquidity, income and the value of those Residual Interests.

Future initiatives by ED or by Congress, such as its Special Direct Consolidation Loan (“SDCL”) initiative launched in the fourth quarter of 2011 to encourage or force consolidation, or other factors affecting borrowers’ repayment of their loans, could reduce Navient’s cash flows from servicing and interest income as well as its net interest margin, which could materially adversely affect Navient’s liquidity and income.

Navient’s use of derivatives to manage interest rate and foreign currency sensitivity exposes it to credit and market risk that could have a material adverse effect on its earnings and liquidity.

Navient intends to maintain an overall strategy that uses derivatives to minimize the economic effect of interest rate and/or foreign currency changes. However, developing an effective strategy for dealing with these movements is complex, and no strategy can completely avoid the risks associated with these fluctuations. For example, Navient’s student loan portfolio remains subject to prepayment risk that could result in its being under- or over-hedged, which could result in material losses. In addition, Navient’s use of derivatives in its risk management activities could expose it to mark-to-market losses if interest rates or foreign currencies move in a materially different way than was expected when Navient entered into the related derivative contracts. As a result, there can be no assurance that hedging activities using derivatives will effectively manage Navient’s interest rate or foreign currency sensitivity, have the desired beneficial impact on its results of operations or financial condition or not adversely impact its liquidity and earnings.

Navient’s use of derivatives also exposes it to market risk and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Navient’s Floor Income Contracts and some of the basis swaps it uses to manage earnings variability caused by different reset characteristics on interest-earning assets and interest-bearing liabilities do not qualify for hedge accounting treatment. Therefore, the change in fair value, called the “mark-to-market,” of these derivative instruments is included in Navient’s statement of income. A decline in the fair value of these derivatives could have a material adverse effect on Navient’s reported earnings.

Credit risk is the risk that a counterparty will not perform its obligations under a contract. Credit risk is limited to the loss of the fair value gain in a derivative that the counterparty or clearinghouse owes Navient and therefore exists for derivatives with a positive fair value. At December 31, 2014, Navient had a net positive exposure (derivative gain positions less collateral posted by counterparties) related to derivatives of $96 million, excluding securitization trusts discussed below. If a counterparty or clearinghouse fails to perform its obligations, Navient could, depending on the type of counterparty arrangement, experience a loss of liquidity or an economic loss. In addition, Navient might not be able to cost effectively replace the derivative position depending on the type of derivative and the current economic environment.

Navient’s securitization trusts, which it is required to consolidate on its balance sheet, had $9.3 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2014. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly rated counterparties. In addition, the trusts have entered into $12.5 billion of interest rate swaps which are primarily used to convert Prime rate payments received on securitized loans to LIBOR paid on the bonds. At December 31, 2014, the net positive exposure on swaps in securitization trusts was $129 million. A failure by a swap counterparty to perform its obligations could, if the swap has a positive fair value to Navient, materially and adversely affect Navient’s earnings.

High or increasing interest rate environments may cause Navient’s Floor Income to decline, which may adversely affect its earnings.

FFELP Loans disbursed before April 1, 2006, generally earn interest at the higher of either the borrower rate, which is fixed over a period of time, or a floating rate based on a SAP formula set by ED. Navient has generally financed its FFELP Loans with floating rate debt whose interest is matched closely to the floating nature of the applicable SAP formula. If a decline in interest rates causes the borrower rate to exceed the SAP formula rate, Navient will continue to earn interest on the loan at the fixed borrower rate while the floating rate interest on Navient debt will continue to decline. The additional spread earned between the fixed borrower rate and the SAP formula rate is referred to as “Floor Income.”

Depending on the type of FFELP Loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate on July 1 of each year. For loans where the borrower rate is fixed to term, Navient may earn Floor Income for an extended period of time; for those loans where the borrower interest rate is reset annually on July 1, Navient may earn Floor Income to the next reset date. In accordance with legislation enacted in 2006, holders of FFELP Loans are required to rebate Floor Income to ED for all FFELP Loans disbursed on or after April 1, 2006. After accounting for these required rebates, as of December 31, 2014, approximately $55 billion of Navient’s FFELP Loan portfolio was eligible to earn Floor Income.

Floor Income can be volatile as rates on the underlying student loans move up and down. Navient generally hedges this risk by using derivatives to lock in the value of the Floor Income over the term of the contract. As of December 31, 2014, approximately $27.2 billion (49 percent) of Navient’s FFELP Loans eligible to earn Floor Income was economically hedged. This amount Navient hedges declines over time. A rise in interest rates will reduce the amount of Floor Income received on the approximately $27.8 billion of FFELP Loans not hedged with Floor Income Contracts, which will compress Navient’s interest margins and depress its earnings.

Failure to comply with applicable rules and regulations could result in the loss of insurance or guarantees on FFELP Loans and other penalties that could have a material, negative impact on Navient’s business, financial condition or results of operations.

Loans serviced under the FFELP are subject to the HEA and related laws, rules, regulations and policies. Navient’s servicing operations are designed and monitored to comply with the HEA, related regulations and program guidance; however, ED could determine that Navient is not in compliance for a variety of reasons, including that it misinterpreted ED guidance or incorrectly applied the HEA and its related laws, rules, regulations and policies. Failure to comply could result in fines, the loss of the insurance and related federal guarantees on affected FFELP Loans, expenses required to cure servicing deficiencies, suspension or termination of its right to participate as a FFELP servicer, negative publicity and potential legal claims. The imposition of significant fines, the loss of the insurance and related federal guarantees on a material number of FFELP Loans, the incurrence of additional expenses and/or the loss of its ability to participate as a FFELP servicer could individually or in the aggregate have a material, negative impact on its business, financial condition or results of operations.

Defaults on student education loans held by Navient, particularly Private Education Loans, could adversely affect Navient’s earnings.

FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guarantees generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest and, in limited circumstances, 100 percent of the loan’s principal and accrued interest. Nevertheless, Navient is exposed to credit risk on the non-guaranteed portion of the FFELP Loans in its portfolio and to the possible loss of the insurance or guarantee due to a failure by Navient to comply with HEA and related regulations.

Navient bears the full credit exposure on Private Education Loans. For the year ended December 31, 2014, on a “Core Earnings” basis, the annualized charge-off rate for Navient’s Private Education Loans (as a percentage of loans in repayment) was 2.6 percent. Delinquencies are an important indicator of the potential future credit performance for Private Education Loans. Navient’s delinquencies as a percentage of Private Education Loans in repayment were 8.1 percent at December 31, 2014.

The evaluation of Navient’s allowance for loan losses is inherently subjective, as it requires estimates that may be subject to significant changes. As of December 31, 2014, Navient’s allowance for FFELP Loan and Private Education Loan losses was approximately $93 million and $1.9 billion, respectively. During the year ended December 31, 2014, Navient recognized provisions for FFELP Loan and Private Education Loan losses, on a “Core Earnings” basis, of $40 million and $539 million, respectively. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is appropriate to cover probable losses inherent in the loan portfolio. However, future defaults can be higher than anticipated due to a variety of factors outside of Navient’s control, such as downturns in the economy, regulatory or operational changes and other unforeseen future trends. Losses on Private Education Loans are also determined by risk characteristics such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in which a payment has been made), underwriting criteria (e.g., credit scores), a cosigner and the current economic environment. General economic and employment conditions, including employment rates for recent college graduates, during the recent recession led to higher rates of student loan defaults. Although default rates have decreased recently as economic conditions have improved, they remain higher than pre-recession levels. If actual loan performance is worse than currently estimated, it could materially affect Navient’s estimate of the allowance for loan losses and the related provision for loan losses in Navient’s statements of income and as a result adversely affect Navient’s results of operations.

Adverse market conditions or an inability to effectively manage its liquidity risk could negatively impact Navient’s ability to meet its liquidity and funding needs, which could materially and adversely impact its business operations and overall financial condition.

Navient must effectively manage the liquidity risk to which it is exposed. Navient requires liquidity to meet cash requirements such as day-to-day operating expenses, required payments of principal and interest on borrowings, and distributions to stockholders. Navient’s primary sources of liquidity are its current cash and investment portfolio, operating cash flows provided by operating activities, repayment of principal on unencumbered student loan assets, distributions from its securitization trusts (including servicing fees which are priority payments within the trusts) and issuance of additional unsecured debt. Navient may also draw down on its secured FFELP and Private Education Loan facilities or issue term asset-backed securities (“ABS”). Navient may maintain too much liquidity, which can be costly, or may be too illiquid, which could result in financial distress during times of financial stress or capital market disruptions.

A failure of the operating systems or infrastructure of Navient could disrupt its business, cause significant losses, result in regulatory action or damage its reputation.

A failure of Navient’s operating systems or infrastructure could disrupt its business. Navient’s business is dependent on its ability to process and monitor large numbers of daily transactions in compliance with legal and regulatory standards and its own product specifications, both currently and in the future. As Navient’s processing demands and loan portfolios change, both in volume and in terms and conditions, Navient’s ability to develop and maintain its operating systems and infrastructure will become increasingly challenging. There is no assurance that Navient has adequately or efficiently developed, maintained or acquired such systems and infrastructure or will do so in the future.

The servicing, financial, accounting, data processing and other operating systems and facilities that support Navient’s business may fail to operate properly or become disabled as a result of events that are beyond Navient’s control, adversely affecting its ability to timely process transactions. Any such failure could adversely affect Navient’s ability to service its clients, result in financial loss or liability to its clients, disrupt its business, and result in regulatory action or cause reputational damage.

Despite the plans and facilities Navient has in place, its ability to conduct business may be adversely affected by a disruption in the infrastructure that supports its business. This may include a disruption involving electrical, communications, Internet, transportation or other services used by Navient or third parties with which it conducts business. Notwithstanding efforts to maintain business continuity, a disruptive event impacting Navient’s processing locations could adversely affect its business, financial condition and results of operations.

Navient depends on secure information technology, and a breach of its information technology systems could result in significant losses, disclosure of confidential customer information and reputational damage, which would adversely affect Navient’s business.

Navient’s operations rely on the secure processing, storage and transmission of personal, confidential and other information in its computer systems and networks. Although Navient takes protective measures it deems reasonable and appropriate, its computer systems, software and networks may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond Navient’s control. These technologies, systems and networks, and those of third parties, may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of Navient’s or its customers’ confidential, proprietary and other information, or otherwise disrupt Navient’s business operations or those of its customers or other third parties. Information security risks for institutions that handle large numbers of financial transactions on a daily basis such as Navient have generally increased in recent years, in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties.

If one or more of such events occur, personal, confidential and other information processed and stored in, and transmitted through, Navient’s computer systems and networks could be jeopardized or could cause interruptions or malfunctions in Navient’s operations that could result in significant losses or reputational damage. Navient routinely transmits and receives personal, confidential and proprietary information, some of it through third parties. Navient put in place secure transmission capability and works to ensure that third parties follow similar procedures. Nevertheless, an interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, regulatory action and reputational harm. In the event personal, confidential or other information is jeopardized, intercepted, misused or mishandled, Navient may need to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and it may be subject to fines, penalties, litigation and settlement costs and financial losses that may either not be insured against or not be fully covered through insurance. If one or more of such events occur, Navient’s business, financial condition or results of operations could be significantly and adversely affected.

Navient depends on third parties for a wide array of services, systems and information technology applications, and a breach or violation of law by one of these third parties could disrupt Navient’s business or provide its competitors with an opportunity to enhance their position at Navient’s expense.

Navient depends on third parties for a wide array of services, systems and information technology applications. Third-party vendors are significantly involved in aspects of Navient’s software and systems development, the timely transmission of information across its data communication network, and for other telecommunications, processing, remittance and technology-related services in connection with Navient’s payment services businesses. Navient also utilizes third-party debt collectors in the collection of defaulted Private Education Loans. If a service provider fails to provide the services required or expected, or fails to meet applicable contractual or regulatory requirements such as service levels or compliance with applicable laws, the failure could negatively impact Navient’s business by adversely affecting its ability to process customers’ transactions in a timely and accurate manner, otherwise hampering Navient’s ability to serve its customers, or subjecting Navient to litigation and regulatory risk for matters as diverse as poor vendor oversight or improper release or protection of personal information. Such a failure could also adversely affect the perception of the reliability of Navient’s networks and services and the quality of its brands, which could materially adversely affect Navient’s business and results of operations.

Federal funding constraints and spending policy changes triggered by associated federal spending deadlines and ongoing lawmaker and regulatory efforts to change the student lending sector may result in disruption of federal payments for services Navient provides to the government, which could materially and adversely affect Navient’s business strategy or future business prospects.

Navient receives payments from the federal government on its FFELP Loan portfolio and for other services it provides, including servicing loans under the DSLP and providing default aversion and contingency collections to ED. Payments for these services may be affected by various factors, including the following:

•

The Budget Act enacted on December 26, 2013, includes several provisions that will have or could have an effect on Navient’s business. First, the Budget Act reduced the amount paid to guaranty agencies for defaulted FFELP Loans rehabilitated under Section 428F of the HEA, beginning on July 1, 2014. In addition, the Budget Act eliminated funding for the Direct Loan servicing performed by not-for-profit servicers. The Budget Act requires that all servicing funding be provided through the annual appropriations process which is subject to certain limitations. Although the payments for Navient’s DSLP servicing contract is already funded from annual appropriations, the requirement to fund all servicing from the limited appropriated funding could have an effect on its future business in ways the Company cannot predict at this time.

•

Other Higher Education Legislation: As Congress considers the reauthorization of the Higher Education Act, it may consider legislation that would reduce the payments to Guarantors or change the consolidation program to incentivize student loan borrowers to refinance their existing student loans, both private and federal. Such reforms could reduce Navient’s cash flows from servicing and interest income as well as its net interest margin.

It is possible that the Administration and Congress in the future could engage in a prolonged debate linking the federal deficit, debt ceiling and other budget issues. If U.S. lawmakers in the future fail to reach agreement on these issues, the federal government could stop or delay payment on its obligations, including those on services Navient provides. Navient cannot predict how or what programs will be impacted by any actions that the Administration, Congress or the federal government may take. Further, legislation to address the federal deficit and spending could include proposals that would adversely affect FFELP and DSLP-related servicing businesses. A protracted reduction, suspension or cancellation of the demand for the services Navient provides, or proposed changes to the terms or pricing of services provided under existing contracts with the federal government, including its contract with ED, could have a material adverse effect on Navient’s revenues, cash flows, profitability and business outlook, and, as a result, could materially adversely affect its business, financial condition and results of operations.

If Navient does not effectively align its cost structure with its business operations, its results of operations and financial condition could be materially adversely affected.

Navient will need to align its cost structure with its business operations to remain profitable. Navient intends to make opportunistic acquisitions of additional FFELP Loans, both to increase cash flow from its loan portfolio and to expand its FFELP Loan servicing business. It will need to undertake other initiatives to grow its business. Navient’s ability to properly size its cost structure will be dependent upon a number of variables, including its ability to successfully execute on its business plan and future legislative changes that may increase its compliance costs or otherwise impact its business. If Navient undertakes cost reductions based on its business plan, those reductions could be too dramatic and could cause disruptions in its business, reductions in the quality of the services it provides or cause it to fail to comply with applicable regulatory standards. Alternatively, Navient may fail to implement, or be unable to achieve, necessary cost savings commensurate with its business and prospects. In either case, Navient’s business, results of operations and financial condition could be adversely affected.

Incorrect estimates and assumptions by management in connection with the preparation of Navient’s consolidated financial statements could adversely affect Navient’s reported assets, liabilities, income, revenue or expenses.

The preparation of Navient’s consolidated financial statements requires management to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, income, revenue or expenses during the reporting periods. Incorrect estimates and assumptions by management could adversely affect Navient’s reported amounts of assets, liabilities, income, revenue and expenses during the reporting periods. If Navient makes incorrect assumptions or estimates, it may under- or overstate reported financial results, which could materially and adversely affect its business, financial condition and results of operations.

Acquisitions or strategic investments that Navient pursues may not be successful and could disrupt its business, harm its financial condition or reduce its earnings.

Navient’s strategy includes making opportunistic acquisitions of, or material investments in, complementary businesses, products and portfolios of loans. Navient may not be able to identify suitable opportunities and, if not, this strategy could fail. Navient may not be able to obtain financing necessary to allow Navient to make such acquisitions or investments on satisfactory terms or at all or obtain necessary regulatory approvals, or be able to complete the transactions on satisfactory terms. If the purchase price of any acquisition or investment is paid in cash, it may have an adverse effect on Navient’s financial condition; if the purchase price is paid with Navient stock, it could be dilutive to stockholders. Navient may assume liabilities, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on Navient’s financial condition.

Navient may not be able to successfully integrate personnel, operations, businesses, products, or technologies of an acquisition. There may be additional risks if Navient enters into a line of business in which it has limited experience or the business operates in a legal, regulatory or competitive environment with which it is not familiar. Navient may not have or be able to maintain the expertise needed to manage the new business. The expected benefits of acquisitions and investments also may not be realized for various reasons, including the loss of key personnel, customers or vendors. If Navient fails to integrate or realize the expected benefits of its acquisitions or investments, it may lose the return on these acquisitions or investments or incur additional transaction costs, and its business and financial condition may be harmed as a result.

If Navient is unable to attract and retain professionals with strong leadership skills, its business, results of operations and financial condition may be materially adversely affected.

Navient’s success is dependent, in large part, on its ability to attract and retain personnel with the knowledge and skills to lead its business. Experienced personnel in its industry are in high demand, and competition for talent is very high. Navient must hire, retain and motivate appropriate numbers of talented people with diverse skills in order to serve its clients, respond quickly to rapid and ongoing technology, industry and macroeconomic developments, and grow and manage its business. As Navient expands its services and solutions, it must also hire and retain an increasing number of professionals with different skills and professional expectations than those of the professionals it has historically hired and retained. If Navient is unable to successfully integrate, motivate and retain these professionals, its ability to continue to secure work in those industries and for its services and solutions may suffer.

Navient’s servicing and asset recovery businesses operate in competitive environments and could lose market share and revenues if competitors compete more aggressively or effectively.

Navient competes in the servicing and asset recovery businesses with for-profit and non-profit servicing institutions, many with strong records of performance. Navient competes based on capability and customer service metrics. To the extent its competitors compete aggressively or more effectively than Navient, Navient could lose market share to them or Navient’s service offerings may not prove to be profitable.

Since the second quarter of 2009, Navient has been one of four large servicers awarded a servicing contract by ED to service federal loans owned by ED. Navient services approximately 6.2 million accounts under this servicing contract as of December 31, 2014. The servicing contract spans five years with the possibility of one five-year renewal at the option of ED. On August 27, 2014, ED extended its servicing contract with Navient to service federal loans for five more years. Under the terms of the contract extension, the allocation of ongoing volume will be determined twice each year based on the relative performance of the servicers of five metrics: borrowers in current repayment status (30 percent), borrowers more than 90 but less than 271 days delinquent (15 percent), borrowers 271 days or more up to 360 days delinquent (15 percent), a survey of borrowers (35 percent), and a survey of ED personnel (5 percent). Quarterly scores in each metric will be averaged together twice each year to calculate the final result of each metric. Navient’s allocation under the servicing contract increased to 24 percent for the period beginning August 15, 2014 from 18 percent for the prior period beginning August 15, 2013. Beginning on January 1, 2015, the aggregate allocation for not-for-profit servicers increased to 25 percent of all new DSLP borrowers. Navient earned $130 million of revenue under the contract for the year ended December 31, 2014.

If Navient is unable to improve on these and increase its relative standing compared to the three other servicing companies it competes with for account allocations under the servicing contract, its ability to increase its servicing business with ED may be materially adversely affected.

Changes in law, regulation or regulatory policy involving student loans could have a material impact on Navient’s profitability, results of operations, financial condition, cash flows or future business prospects.

Navient’s businesses are subject to numerous state and federal laws and regulations and changes to such laws and regulations or changes in existing regulatory guidance or their interpretation could adversely impact Navient’s business and results of operations if it is not able to adequately mitigate the impact of such changes.

The Company’s FFELP Loan business has been affected extensively by changes in law, most notably by the legislation Congress passed in 2010 to eliminate new FFELP Loans.

The Company’s Private Education Loan business may also be impacted by changes in law, regulations or regulatory policy. For example, the CFPB’s 2014 Report recommended that Congress consider: (i) making changes to the U.S. Bankruptcy Code’s treatment of private education loans in order to motivate lenders to more constructively work with borrowers struggling to make payments, (ii) making reforms to the disclosures and guidelines that apply to borrower repayment options and loan modification programs and (iii) assessing the impact of tax treatment of principal forgiveness on loan modification activity. In the future, Congress or the Administration may act on these recommendations or choose to take actions beyond or unrelated to the CFPB’s recommendations to further regulate the private student loan market or dictate the terms and conditions applicable to private student loans. Additionally, even in the absence of Congress or the Administration pursing the CFPB’s recommendations, the CFPB may use its regulatory authority and enforcement actions to make substantial changes on its own to the private student loan or loan servicing markets and we believe that the CFPB has shown through its actions that it is willing to do so. The taking of any such actions may adversely impact the profitability and growth of Navient’s business and/or significantly alter the costs and manner in which Navient conducts this business.

In addition, the Dodd-Frank Act contains comprehensive provisions that govern the practices and oversight of financial institutions (including large non-bank financial institutions) and other participants in the financial markets. It imposed significant regulations on almost every aspect of the U.S. financial services industry, including enhanced supervisory authority over Navient’s business. Many of the Dodd-Frank Act’s provisions have become effective but remain subject to interpretation and formal implementation by regulatory authorities through final rulemaking. As a result of the Dodd-Frank Act, the CFPB and other financial regulators have introduced and continue to introduce new regulations and guidance, even as they impose enforcement actions against financial institutions and financial service providers which often contain additional cautions and guidance which must be taken into consideration. Due to the uncertainty engendered by these new regulations, guidance and actions, coupled with the likelihood of additional changes or additions to the statutes, regulations and practices applicable to its business, Navient is not able to estimate the ultimate impact of changes in law on its financial results, business operations or strategies. Navient believes that the cost of responding to and complying with these evolving laws and regulations, as well as any guidance from enforcement actions, will continue to increase, as will the risk of penalties and fines from any enforcement actions that may be imposed on its businesses. Navient’s profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result.

The Dodd-Frank Act authorizes state officials to enforce regulations issued by the CFPB and to enforce the Dodd-Frank Act’s general prohibition against unfair, deceptive or abusive practices. Most states also have statutes that prohibit unfair and deceptive practices. To the extent states enact requirements that differ from federal standards or state officials and courts adopt interpretations of federal consumer laws that differ from those adopted by the CFPB under the Dodd-Frank Act, or states increase their examination, supervision and enforcement activities, Navient’s compliance costs could increase and reduce its ability to offer the same products and services to consumers nationwide and it may be subject to a higher risk of state enforcement actions.

Navient’s business may be adversely impacted by increased expenditures due to changes in law or agency interpretations, increased regulatory oversight or supervision and possible remediation efforts and penalties.

The CFPB has broad authority with respect to Navient’s loan servicing business. It has authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws and examine Navient for compliance. The CFPB also has examination and enforcement authority with respect to various federal consumer financial laws for some providers of consumer financial products and services, including Navient. In December 2013, the CFPB issued a final rule, effective March 14, 2014, defining “larger participants” in the student loan servicing market that will be subject to supervision and examination by the CFPB, a category that will include Navient’s student loan servicing subsidiaries.

The CFPB is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB has authority to prevent unfair, deceptive or abusive acts or practices and to ensure that all consumers have access to fair, transparent and competitive markets for consumer financial products and services. The review of products and practices to prevent unfair, deceptive or abusive conduct will be a continuing focus of the CFPB. The ultimate impact of this heightened scrutiny is uncertain, but it has resulted in, and could continue to result in, changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties.

In furtherance of its regulatory and supervisory powers, the CFPB has the authority to impose monetary penalties for violations of applicable federal consumer financial laws, require remediation of practices and pursue administrative proceedings or litigation for violations of applicable federal consumer financial laws (including the CFPB’s own rules). The CFPB has the authority to issue cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations of state law. If the CFPB or one or more state attorneys general or state regulators believe that Navient has violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on Navient or its business.

Loans serviced under the FFELP are subject to the HEA and related regulations. Navient’s servicing operations are designed and monitored to comply with the HEA, related regulations and program guidance; however, ED could determine that Navient is not in compliance for a variety of reasons, including that Navient misinterpreted ED guidance or incorrectly applied the HEA and its related regulations or policies. Failure to comply could result in fines, the loss of the insurance and related federal guarantees on affected FFELP Loans, expenses required to cure servicing deficiencies, suspension or termination of Navient’s right to participate as a FFELP servicer, negative publicity and potential legal claims. The imposition of significant fines, the loss of the insurance and related federal guarantees on a material number of FFELP Loans, the incurrence of additional expenses and/or the loss of Navient’s ability to participate as a FFELP servicer could individually or in the aggregate have a material, negative impact on Navient’s business, financial condition or results of operations.

Expanded regulatory and governmental oversight of Navient’s businesses will increase its costs and risks.

Navient’s businesses and operations are increasingly subject to heightened governmental and regulatory oversight and scrutiny. In recent years, Navient has entered into several Consent Orders with the FDIC, the United States Department of Justice (“DOJ”) and other banking regulators and settlements of enforcement actions with various governmental agencies. Navient has paid significant fines and penalties or provided monetary and other relief in connection with many of these actions and settlements.

In addition, Navient is devoting substantial resources to satisfying the requirements of these Consent Orders and settlements, enhancing its procedures and controls, expanding the risk and control functions within each line of business, investing in technology and hiring additional risk, control and compliance personnel, all of which has increased its operational and compliance costs.

If Navient fails to successfully address the requirements of the Consent Orders or the regulatory settlements of enforcement actions it is currently subject, or more generally to effectively enhance its risk and control procedures and processes to meet the heightened expectations of its regulators and other government agencies, it could be required to enter into further orders and settlements, pay additional fines, penalties or judgments, or accept material regulatory restrictions on its businesses, which could adversely affect its operations and, in turn, its financial results.

Navient expects heightened regulatory scrutiny and governmental investigations and enforcement actions to continue for it and the for the financial services industry as a whole. Navient anticipates that regulators will continue to take formal enforcement action, rather than taking informal supervisory actions, more frequently than they have done historically. Such actions can have significant consequences for a financial institution such as Navient, including loss of customers and business and the inability to operate certain businesses.

Navient’s asset recovery business is subject to significant regulation and oversight by state and federal agencies, and a failure to comply with applicable laws and regulations may result in significant costs, sanctions and litigation.

Navient’s asset recovery business is subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection, and is subject to numerous state and federal laws and regulations. Failure to comply with these laws and regulations may result in significant costs, including litigation costs, and/or business sanctions including but not limited to termination or non-renewal of contracts. In addition, changes to such laws and regulations could adversely impact Navient’s business and results of operations if it is not able to adequately mitigate the impact of such changes. Navient is now and may be subject in the future, to inquiries and audits from state and federal regulators as well as litigation from private plaintiffs.

Navient’s work with government clients exposes it to additional risks inherent in the government contracting environment.

Navient’s clients include federal, state and local governmental entities. This work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

•

Government entities in the United States often reserve the right to audit contract costs and conduct inquiries and investigations of business practices. These entities also conduct reviews and investigations and make inquiries regarding systems, including systems of third parties, used in connection with the performance of the contracts. Negative findings from audits, investigations or inquiries could affect the contractor’s future revenues and profitability by preventing them, by operation of law or in practice, from receiving new government contracts for some period of time or prevent them from being paid at the rate they believe is warranted.

•

If improper or illegal activities are found in the course of government audits or investigations, the contractor may become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act, and administrative sanctions, which may include termination or non-renewal of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. Due to the inherent limitations of internal controls, all improper or illegal activities may not be prevented or detected.

The occurrences or conditions described above could affect not only Navient’s business with the particular government entities involved, but also its business or potential future business with other entities of the same or other governmental bodies or with commercial clients, and could have a material adverse effect on its business or its results of operations.

Navient’s framework for managing risks may not be effective in mitigating the risk of loss.

Navient’s risk management framework seeks to mitigate risk and appropriately balance risk and returns. Navient has established processes and procedures intended to identify, measure, monitor, control and report the types of risk to which it is subject. Navient seeks to monitor and control risk exposure through a framework of policies, procedures, limits and reporting requirements. Management of risks in some cases depends upon the use of analytical and forecasting models. If the models that Navient uses to mitigate these risks are inadequate, it may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that Navient has not appropriately anticipated, identified or mitigated. If Navient’s risk management framework does not effectively identify or mitigate risks, Navient could suffer unexpected losses, and its financial condition and results of operations could be materially adversely affected.

Navient is subject to evolving and complex tax laws, which may result in additional liabilities that may affect its results of operations.

Navient is subject to evolving and complex federal and state tax laws. Significant judgment is required for determining Navient’s tax liabilities, and Existing SLM’s tax returns have been, and Navient’s tax returns will continue to be, periodically examined by various tax authorities. Navient will have, among other tax liabilities, risks for future tax contingencies arising from operations post-separation. Due to the complexity of tax contingencies, the ultimate resolution of any tax matters related to operations post-separation may result in payments greater or less than amounts accrued.

In addition, Navient may be impacted by changes in tax laws, including tax rate changes, changes to the laws related to the treatment and remittance of foreign earnings, new tax laws and subsequent interpretations of tax laws by federal and state tax authorities.

Risks Related to the Separation

Navient’s historical and pro forma financial information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.

Due to the relative significance of Navient to Existing SLM, among other factors, Navient is treated as the “accounting successor” to Existing SLM for financial reporting purposes, notwithstanding the legal form of the separation described in this Form 10-K. Hence, Navient’s historical consolidated financial statements included in this Form 10-K are the consolidated financial statements of Existing SLM. Accordingly, the historical financial information for Navient included in this Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that Navient would have achieved as a separate, publicly traded company during the periods presented or those that Navient will achieve in the future primarily as a result of the factors described below:

•

Prior to the separation, Navient’s business had been operated by Existing SLM as part of its broader corporate organization in combination with those businesses that are held by SLM BankCo after the separation and distribution. Some of the SLM BankCo businesses performed services for or engaged in intercompany transactions with the businesses that are held by Navient after the separation and distribution. Navient’s pro forma financial results included in its Form 10 reflect allocations of corporate expenses from Existing SLM for such functions and are likely to be less than the expenses Navient will incur operating as a separate company from Existing SLM. After the separation and distribution, Navient may not be able to operate its business efficiently or at comparable costs, and its profitability may decline.

•

Prior to the separation, Navient’s historical financial statements include the assets, liabilities, results of operations and cash flows attributable to Existing SLM’s consumer banking business, including Sallie Mae Bank, which are held by SLM BankCo after the separation and distribution.

Other significant changes will occur in Navient’s cost structure, management, financing and business operations as the Company continues to operate as a company separate from the combined businesses of Existing SLM.

The migration of systems from Navient’s information technology platform to support SLM BankCo may be disruptive to Navient’s business and Navient’s ability to service its customers.

Navient Solutions, Inc. (“NSI”), a wholly owned subsidiary of the Company, currently services substantially all of the education loans held by the Company, as well as a portfolio of education loans held by Sallie Mae Bank. During a transition period after the separation and distribution which may last until 2016, NSI will continue to host and provide Private ServiceCo, a subsidiary of SLM BankCo, with access to Navient’s information technology systems and services to enable Private ServiceCo to service the Private Education Loans held at and serviced by Sallie Mae Bank. During this transition period, SLM BankCo will work to create its own, or engage third parties to provide, the information systems and services to replace those provided by Navient. Disruptions to Navient’s information technology systems during this period, including the inability of customers with more than one type of student loan to speak to a single customer service representative, could occur. Any perceived disruption of Navient’s or SLM BankCo’s ability to service their customers may damage Navient’s reputation and have a material adverse impact on its business, financial condition or results of operations. Further, although the transition period is expected to be less than 24 months, unforeseen circumstances or significant third-party delays could significantly extend this period. Any extension of the transition period may increase the costs incurred by Navient to provide transition assistance to SLM BankCo and may increase the chance of a disruption to Navient’s information technology systems and its businesses.

Navient will owe obligations, including service and indemnification obligations, to SLM BankCo under various transaction agreements that have been executed as part of the separation. These obligations could be materially disruptive to Navient’s business or subject it to substantial liabilities, including contingent liabilities and liabilities that are presently unknown.

In connection with the separation and distribution, Navient, Existing SLM and SLM BankCo entered into various agreements, including, among others, a transition services agreement, a tax sharing agreement, an employee matters agreement, a loan servicing and administration agreement, a joint marketing agreement, a key systems agreement, a data sharing agreement and a sublease agreement. Under the transition services agreement, a subsidiary of Navient hosts and provides SLM BankCo with access to Navient’s information technology systems and services, and Navient assists SLM BankCo migrating its customer data and service functions to a separate environment. The performance by Navient of its obligations to SLM BankCo under these agreements may require the diversion of a significant amount of Navient management’s time from Navient’s operations and could be disruptive to its business operations.

The separation and distribution agreement between Navient, Existing SLM and SLM BankCo provides for, among other things, indemnification obligations designed to make Navient financially responsible for substantially all liabilities that may exist whether incurred prior to or after the separation, relating to the business activities, of Existing SLM prior to the separation and distribution, other than those arising out of the consumer banking business and expressly assumed by SLM BankCo pursuant to the separation and distribution agreement. This includes Navient being financially responsible for all servicing and collections activities that it performed or directed on behalf of Sallie Mae Bank. If Navient is required to indemnify SLM BankCo under the circumstances set forth in the separation and distribution agreement, Navient may be subject to substantial liabilities including liabilities that are accrued, contingent or otherwise and regardless of whether the liabilities were known or unknown at the time of the separation and distribution. SLM BankCo is party to various claims, litigation and legal, regulatory and other proceedings resulting from ordinary business activities relating to its current and former operations. Previous business activities of SLM BankCo, including originations and acquisitions of various classes of consumer loans outside of Sallie Mae Bank, may also result in liability due to future laws, rules, interpretations or court decisions which purport to have retroactive effect, and such liability could be significant. SLM BankCo may also be subject to liabilities related to past activities of acquired businesses. It is inherently difficult, and in some cases impossible, to estimate the probable losses associated with contingent and unknown liabilities of this nature, but future losses may be substantial and will be borne by Navient in accordance with the terms of the separation and distribution agreement.

There could be significant liability to Navient if the distribution is determined to be a taxable transaction.

The separation and distribution of Navient from SLM BankCo was intended to qualify as a reorganization under various provisions of the Internal Revenue Code of 1986, as amended (the “Code”) and as such to not be a taxable transaction. The separation and distribution was therefore conditioned on the receipt by Existing SLM of a private letter ruling from the IRS to the effect that, among other things, (i) the SLM Merger (together with the conversion of the shares of Existing SLM common and preferred stock into shares of SLM BankCo common and preferred stock pursuant to the SLM Merger) will qualify as a “reorganization” within the meaning of Section 368(a)(1)(F) of the Code and will not be integrated with the rest of the separation and distribution, and (ii) the separation and distribution will qualify as a “reorganization” for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In addition, the distribution was conditioned on SLM BankCo’s receipt of an opinion from outside tax counsel to the effect that, with respect to certain requirements for tax-free treatment under Section 355 of the Code on which the IRS will not rule, such requirements will be satisfied. Both of these conditions were satisfied or waived prior to the distribution. Navient received the private letter ruling from the IRS after the distribution.

The ruling and the opinion rely on facts, assumptions, representations and undertakings from Existing SLM, SLM BankCo and Navient regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect, SLM BankCo and its stockholders may not be able to rely on the ruling or the opinion of tax counsel and could be subject to significant tax liabilities. In addition, notwithstanding receipt of the private letter ruling from the IRS and opinion of tax counsel, the IRS could determine on audit that the SLM Merger and/or separation and distribution was taxable if it determines that any of these facts, assumptions, representations or undertakings were not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of significant changes in the share ownership of SLM BankCo or Navient after the separation. If the SLM Merger and/or separation and distribution is determined to be taxable for U.S. federal income tax purposes, SLM BankCo and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities and Navient could incur significant liabilities related thereto.

Navient’s ability to engage in stockholder distributions and other strategic corporate transactions in the near term could be limited.

To preserve the tax-free treatment to SLM BankCo of the separation and the distribution, Navient and SLM BankCo entered into a tax sharing agreement that restricts Navient from engaging in certain transactions. These restrictions are intended to prevent the distribution and related transactions from becoming taxable to SLM BankCo and its stockholders for U.S. federal income tax purposes. Under the tax sharing agreement, for up to a two-year period following the distribution (the “Restricted Period”), Navient is prohibited from, among other things:

•

issuing shares of Navient stock equal to or exceeding 25 percent of the shares of Navient stock issued and outstanding immediately following the distribution date, including to raise capital or as acquisition currency in furtherance of strategic transactions, such as for the purchase of additional portfolios of student loans;

•

selling 50 percent or more of the assets of the loan management, servicing and asset recovery business or engaging in mergers or other strategic transactions that may result in a change of control of Navient (as determined under U.S. federal income tax law);

•	repurchasing outstanding shares of its common stock, other than in open market repurchases constituting less than 20 percent of such stock outstanding immediately following the distribution date; and

•	ceasing to actively conduct its business or liquidating.

The foregoing prohibitions are in some cases more restrictive than those required under the Code due to the potential significant liability to SLM BankCo and its stockholders were the separation and the distribution determined to be a taxable transaction. Under the tax sharing agreement, Navient has the ability to engage in certain otherwise prohibited transactions, such as additional stock issuances or stock repurchases during the Restricted Period, provided it first delivers to SLM BankCo a tax opinion reasonably satisfactory to SLM BankCo or an IRS ruling that doing so will not adversely affect the tax-free treatment of the separation and the distribution.

The foregoing prohibitions could limit Navient’s ability to pursue strategic transactions or other transactions during the Restricted Period that it may believe to be in the best interests of its stockholders or that might increase the value of its business. In addition, under the tax sharing agreement, Navient is required to indemnify SLM BankCo against any tax liabilities incurred as a result of the violation of any of the foregoing restrictions, as well as any transaction (or series of transactions) that results in the distribution being considered part of a plan by Navient that includes a later change in control of Navient during the Restricted Period (as determined under U.S. federal income tax law).

Navient may not achieve some or all of the expected benefits of the separation, and the separation may adversely affect its business.

Navient may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. We believe that the separation and distribution provided the following benefits, among others: (i) a distinct investment identity allowing investors to evaluate the merits, performance, and future prospects of Navient separately from SLM BankCo; (ii) cash flows significantly in excess of debt service obligations; (iii) more efficient allocation of capital for both Navient and SLM BankCo; (iv) a reduced likelihood that Navient is designated a systemically important financial institution; and (v) a separate equity structure that allows direct access by Navient to the capital markets and the use of Navient equity for acquisitions and equity compensation.

Navient may not achieve other anticipated benefits for a variety of reasons, including, among others: (a) the separation will require significant amounts of management’s time and effort, which may divert management’s attention from operating Navient’s business; (b) Navient may be more susceptible to market fluctuations and other adverse events than if it were still a part of Sallie Mae; (c) Navient’s business is less diversified than Existing SLM’s business prior to the separation; (d) absent the acquisition of new loan portfolios or new sources of fee income, Navient’s revenue and operating margin will decline as its FFELP Loan portfolio amortizes over the next 20 years; and (e) remaining actions related to separating SLM BankCo’s and Navient’s respective businesses could disrupt Navient’s operations. If Navient fails to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, the business, financial condition and results of operations of Navient could be adversely affected and the value of its stock could be impacted.

Shareholders’ percentage ownership in Navient may be diluted in the future.

In the future, shareholders’ percentage ownership in Navient may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that Navient may grant to Navient’s directors, officers and employees. Navient’s and SLM BankCo’s employees will continue to have options to purchase shares of Navient common stock after the distribution as a result of conversion of a portion of their Existing SLM stock options to Navient stock options. From time to time, Navient will issue additional stock options or other equity-based awards to its employees under Navient’s employee benefits plans. Such awards will have a dilutive effect on Navient’s earnings per share, which could adversely affect the market price of shares of Navient common stock.

In addition, Navient’s amended and restated certificate of incorporation authorizes Navient to issue, without the approval of Navient’s stockholders, one or more series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over Navient’s common stock with respect to dividends and distributions, as Navient’s board of directors generally may determine. If Navient’s board were to approve the issuance of preferred stock in the future, the terms of one or more series of such preferred stock could dilute the voting power or reduce the value of Navient’s common stock. For example, Navient could grant the holders of preferred stock the right to elect some number of Navient’s directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences Navient could assign to holders of preferred stock could affect the residual value of the common stock.

Certain provisions of Delaware law and Navient’s amended and restated certificate of incorporation and amended and restated by-laws prevent or delay an acquisition of Navient, which could decrease the trading price of Navient’s common stock.

Certain provisions of Delaware law and of Navient’s amended and restated certificate of incorporation and amended and restated by-laws are intended to deter coercive takeover practices and inadequate takeover bids by, among other things, making such practices or bids encouraging prospective acquirors to negotiate with Navient’s board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•

limitations on the ability of Navient’s stockholders to call a special meeting such that stockholder-requested special meetings will only be called upon the request of the holders of at least one-third of Navient’s capital stock issued and outstanding and entitled to vote at an election of directors;

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of Navient’s board of directors to issue one or more series of preferred stock without stockholder approval;

•	the inability of Navient’s stockholders to fill vacancies on Navient’s board of directors;

•

the requirement that the affirmative vote of the holders of at least 75 percent in voting power of Navient’s stock entitled to vote thereon is required for stockholders to amend Navient’s amended and restated by-laws; and

•	the inability of Navient stockholders to cumulate their votes in the election of directors.

In addition, because Navient has not chosen to be exempt from Section 203 of the DGCL, this provision could also delay or prevent a change of control that shareholders may favor. Section 203 generally provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, 15 percent of more of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the time at which that person or its affiliates becomes the holder of 15 percent of more of the corporation’s outstanding voting stock.

Navient believes these provisions protect its stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with Navient’s board of directors and by providing Navient’s board of directors with more time to assess any acquisition proposal. These provisions are not intended to make the Company immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that Navient’s board of directors determines is not in the best interests of Navient and Navient’s stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the principal facilities owned by us as of December 31, 2014:

Location	Function	Business Segment(s)	Approximate Square Feet
Fishers, IN	Loan Servicing and Data Center	FFELP Loans; Business Services	450,000
Wilkes-Barre, PA	Loan Servicing Center	FFELP Loans; Business Services	133,000
Big Flats, NY	GRC and Pioneer Credit Recovery — Collections Center	Business Services	60,000
Indianapolis, IN	Loan Servicing Center	Business Services	50,000
Arcade, NY	Pioneer Credit Recovery — Collections Center	Business Services	46,000
Perry, NY	Pioneer Credit Recovery — Collections Center	Business Services	45,000

The following table lists the principal facilities leased by us as of December 31, 2014:

Location	Function	Business Segment(s)	Approximate Square Feet
Newark, DE	Operations Center and Administrative Offices	FFELP Loans; Private Education Loans; Business Services; Other	106,000
Reston, VA(1)	Administrative Offices	FFELP Loans; Private Education Loans; Business Services; Other	90,000
Muncie, IN	Collections Center	Private Education Loans; Business Services	75,400
Mason, OH	GRC Headquarters and Collections Center	Business Services	54,000
Wilmington, DE	Headquarters	FFELP Loans; Private Education Loans; Business Services; Other	46,000
Moorestown, NJ	Pioneer Credit Recovery — Collections Center	Business Services; Other	30,000

(1)	Includes 18,000 square feet sublet to SLM Corporation.

None of the facilities that we own is encumbered by a mortgage. We believe that our headquarters, loan servicing centers, data center, back-up facility and data management and collections centers are generally adequate to meet our long-term customer needs and business goals. Our headquarters are currently in leased space at 123 Justison Street, Wilmington, Delaware, 19801.

Item 3.	Legal Proceedings

We and our subsidiaries and affiliates are subject to various claims, lawsuits and other actions that arise in the normal course of business. We believe that these claims, lawsuits and other actions will not, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. Most of these matters are claims against our servicing and collection subsidiaries by borrowers and debtors alleging the violation of state or federal laws in connection with servicing or collection activities on their student loans and other debts. In addition, our collection subsidiaries are routinely named in individual plaintiff or class action lawsuits in which the plaintiffs allege that those subsidiaries have violated a federal or state law in the process of collecting their accounts.

In the ordinary course of our business, it is common for the Company, our subsidiaries and affiliates to receive information and document requests and investigative demands from state attorneys general, legislative committees and administrative agencies. These requests may be informational or regulatory in nature and may relate to our business practices, the industries in which we operate, or other companies with whom we conduct business. Our practice has been and continues to be to cooperate with these bodies and to be responsive to any such requests.

We are continuing to experience significant year-over-year increases in not only the numbers of requests and investigative demands from various regulators, states attorney generals and administrative agencies, but also in the depth and breadth of information being requested. The main drivers of the increase in regulatory inquiries in 2014 are CFPB and various state investigative demands related to our business and those of others with whom we conduct business. These increases in the number of inquiries and the volume of related information demands are increasing the costs and resources we must dedicate to timely respond to these requests and may, depending on their outcome, result in payments of additional amounts of restitution, fines and penalties in addition to those described below.

On March 18, 2011, a student loan borrower filed a putative class action complaint against Old SLM in the U.S. District Court for the Northern District of California. The complaint was captioned Tina M. Ubaldi v. SLM Corporation et. al., Case No. C-11-01320EDL. The plaintiff brought the complaint on behalf of a class consisting of other similarly situated California borrowers. The complaint alleged, among other things, that Old SLM’s practice of charging late fees proportional to the amount of missed payments constituted liquidated damages in violation of California law; and Old SLM engaged in unfair business practices by charging daily interest on private educational loans. Following motion practice and additional amendments to the complaint, which added usury claims under California state law and two additional defendants (Sallie Mae, Inc., now known as Navient Solutions, Inc. (“NSI”), and SLM PC Student Loan Trust 2004-A), a Modified Third Amended Complaint was filed on December 2, 2013. Plaintiffs sought restitution of late charges and interest paid by members of the class, injunctive relief, cancellation of all future interest payments, treble damages as permitted by law, as well as costs and attorneys’ fees, among other relief. Prior to the formation of Sallie Mae Bank in 2005, Old SLM followed prevalent capital market practices of acquiring and securitizing private education loans purchased in secondary transactions from banks who originated these loans. Plaintiffs alleged that the services provided by Old SLM and Sallie Mae, Inc. to the originating banks resulted in Old SLM and Sallie Mae, Inc. constituting lenders on these loans. Since 2006, Sallie Mae Bank originated the vast majority of all private education loans acquired by Old SLM. The claims at issue in this case expressly exclude loans originated by Sallie Mae Bank since its inception. Named defendants are subsidiaries of Navient and as such the Ubaldi litigation will remain the sole responsibility of Navient Corporation. Plaintiffs filed their Motion for Class Certification on October 22, 2013. On March 24, 2014, the Court denied plaintiffs’ Motion for Class Certification without prejudice, but granted plaintiffs leave to file an amended Motion for Class Certification. On June 20, 2014, a Complaint in Intervention was filed on behalf of two additional customers representing a proposed usury sub-class. On June 23, 2014, Plaintiffs filed a Renewed Motion for Class Certification. A hearing on the Renewed Motion for Class Certification was held on October 14, 2014. On December 19, 2014, the court granted plaintiffs’ Renewed Motion for Class Certification regarding the claims concerning late fees, but denied the motion as to the usury claims. On January 30, 2015, Plaintiff-Intervenors filed a Motion for Leave to File a First Amended Complaint in Intervention. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith.

On November 26, 2014, Marlene Blyden filed a putative class action suit in the U.S. District Court for the Central District of California against Navient Corporation, Navient, LLC, Navient Solutions, Inc., Navient Credit Finance Corporation, Navient Investment Corporation, SLM Corporation, Bank of New York, and the Bank of New York Mellon Trust Company, N.A. The complaint was captioned Marlene Blyden v. Navient Corporation et. al., Case No. 5:14-CV-2456. On December 2, 2014, plaintiff filed a First Amended Complaint. The plaintiff purports to bring the First Amended Complaint on behalf of a class consisting of other similarly situated California borrowers. The First Amended Complaint alleged that plaintiff and members of the asserted class were charged and/or paid interest at a rate above that permitted under California law. On January 21, 2015, the parties filed a Joint Stipulation to File Second Amended Complaint; the Joint Stipulation was approved by Court Order on January 23, 2015. On February 4, 2015, Plaintiff filed her Second Amended Complaint, which drops SLM Corporation as a defendant, adds various trusts as defendants, and adds claims for conversion and for money had and received. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith.

Regulatory Matters

On May 2, 2014, Navient Solutions, Inc. (“NSI”), a wholly-owned subsidiary of Navient, and Sallie Mae Bank entered into consent orders with the FDIC (respectively, the “NSI Order” and the “Bank Order”; collectively, “the FDIC Orders”) to resolve matters related to certain cited violations of Section 5 of the Federal

Trade Commission Act, including the disclosures and assessments of certain late fees, as well as alleged violations under the SCRA. The FDIC Orders, which became effective upon the signing of the consent order with the DOJ by Navient and SLM BankCo on May 13, 2014, required NSI to pay $3.3 million in civil monetary penalties. NSI has paid its civil monetary penalties. In addition, the FDIC Orders required the establishment of a restitution reserve account totaling $30 million to provide restitution with respect to loans owned or originated by Sallie Mae Bank, from November 28, 2005 until the effective date of the FDIC Orders. Pursuant to the Separation and Distribution Agreement among SLM Corporation, SLM BankCo and Navient dated as of April 28, 2014 (the “Separation Agreement”), Navient was responsible for funding the restitution reserve account. We funded the account in May 2014.

The NSI Order requires NSI to ensure proper servicing for service members and proper application of SCRA benefits under a revised and broader definition of eligibility than previously required by the statute and regulatory guidance and to make changes to billing statements and late fee practices. These changes to billing statements have already been implemented. In order to treat all customers in a similar manner, NSI decided to voluntarily make payments to all other customers whose loans were neither owned nor originated by Sallie Mae Bank. These payments will refund certain late fees incurred by the customer and were calculated on the same basis and in the same manner as that which would be required by the FDIC. These refunds are estimated at $42 million and the refund process is on-going.

With respect to alleged civil violations of the SCRA, NSI and Sallie Mae Bank entered into a consent order with the DOJ, in its capacity as the agency having primary authority for enforcement of such matters. The DOJ consent order (“DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by NSI from November 28, 2005 until the effective date of the settlement. The DOJ Order required NSI to fund a $60 million settlement fund, which represents the total amount of compensation due to service members under the DOJ agreement, and to pay $55,000 in civil money penalties. The DOJ Order was approved by the United States District Court in Delaware on September 29, 2014, and as a result, Navient funded the settlement fund and paid the civil money penalties in October 2014.

In 2013, a reserve of $65 million was established for estimated amounts and costs that were probable of being incurred for the FDIC and DOJ matters discussed above. In 2014, an additional reserve of $112 million was recorded for pending regulatory matters based on the progression of settlement discussions with the regulators. As a result, the total reserve established by the Company to cover these costs was $177 million, and as of December 31, 2014, $78 million of those reserves remained. The final cost of these proceedings will remain uncertain until all of the work under the various consent orders has been completed.

As previously disclosed in April 2014, NSI received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees and other matters. Navient has been in discussions with the CFPB relating to these matters, is cooperating with the investigation and is committed to resolving any potential concerns. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith and reserves have not been established in this matter.

In November 2014, NSI’s subsidiary, Pioneer Credit Recovery, Inc. (“Pioneer”), received a CID from the CFPB as part of the CFPB’s investigation regarding Pioneer’s activities relating to rehabilitation loans and collection of defaulted student debt. Navient has been in discussions with the CFPB relating to this matter, is cooperating with the investigation and is committed to resolving any potential concerns. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith and reserves have not been established in this matter.

In December 2014, NSI received a subpoena from the New York Department of Financial Services (the “NY DFS”) as part of the NY DFS’s inquiry with regard to whether persons or entities have engaged in fraud or misconduct with respect to a financial product or service under New York Financial Services Law or other laws. Navient has been in discussions with the NY DFS relating to this matter, is cooperating with the investigation and is committed to resolving any potential concerns. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith and reserves have not been established in this matter.

Navient has also received CIDs issued by the State of Illinois Office of Attorney General and the State of Washington Office of the Attorney General and continues to cooperate with multiple state Attorneys General in connection with these investigations. According to the CIDs, the investigations were initiated to ascertain whether any practices declared to be unlawful under the Consumer Fraud and Deceptive Business Practices Act have occurred or are about to occur. Navient is cooperating with these investigations and is committed to resolving any potential concerns. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith and reserves have not been established in this matter.

Pursuant to the separation and distribution agreement entered into in connection with the Spin-Off, Navient has agreed to be responsible and indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, all liabilities arising out of the aforementioned regulatory matters, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. There are no additional reserves Navient has related to other indemnification matters with SLM BankCo as of December 31, 2014.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. On September 25, 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG on August 3, 2009 related to our billing practices for SAP. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. Navient remains in active discussions with ED on this matter and we also have the right to appeal the Final Audit Determination to the Administrative Actions and Appeals Service Group of ED. The appeal must be filed no later than March 31, 2015. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014.

Item 4.	Mine Safety Disclosures

N/A

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ under the symbol NAVI. As of January 31, 2015, there were 401,460,484 shares of our common stock outstanding and 397 holders of record.

The following table presents the high and low sales prices for Navient’s common stock for each quarter following the Spin-Off on April 30, 2014.

	Sales Price
	High	Low
2014
2nd Quarter (May 1 — Jun 30, 2014)	$17.98	$15.50
3rd Quarter (Jul 1 — Sep 30, 2014)	18.28	16.76
4th Quarter (Oct 1 — Dec 31, 2014)	22.71	16.98

We paid quarterly cash dividends on our common stock of $0.15 per share for each quarter of 2014. On January 26, 2015, our board of directors approved an increase in our first-quarter 2015 dividend to $0.16 per share.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchase of shares of our common stock in the three months ended December 31, 2014.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
(In millions, except per share data)
Period:
Oct 1 – Oct 31, 2014	4.7	$18.28	4.6	$84
Nov 1 – Nov 30, 2014	4.3	20.43	4.1	—
Dec 1 – Dec 31, 2014	.1	24.66	—	—

Total fourth quarter	9.1	$19.34	8.7

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)

In May 2014, our board of directors authorized us to purchase up to $400 million of shares of our common stock, which was fully utilized. In December 2014, our board of directors authorized $1 billion to be utilized in a new common share repurchase program that is effective January 1, 2015 and does not have an expiration date.

Stock Performance

The following performance graph compares the monthly dollar change in our cumulative total shareholder return on our common stock to that of the S&P 500 Financials Index and the S&P 500 following the Spin-Off on April 30, 2014. The graph assumes a base investment of $100 at May 1, 2014 and reinvestment of dividends through December 31, 2014.

Cumulative Total Stockholder Return since Spin-Off

Company/Index	5/01/14	6/30/14	9/30/14	12/31/14
Navient Corporation	$100.0	$105.2	$106.1	$130.4
S&P 500 Financials Index	100.0	103.8	106.3	113.9
S&P 500	100.0	104.5	105.7	110.9

Source: Bloomberg Total Return Analysis

Item 6.	Selected Financial Data.

Selected Financial Data 2010-2014

(Dollars in millions, except per share amounts)

The following table sets forth our selected financial and other operating information prepared in accordance with GAAP. The selected financial data in the table is derived from our consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2014	2013	2012	2011	2010
Operating Data:
Net interest income	$2,667	$3,167	$3,208	$3,529	$3,479
Net income (loss) attributable to Navient Corporation:
Continuing operations, net of tax	$1,149	$1,312	$941	$598	$729
Discontinued operations, net of tax	—	106	(2)	35	(199)

Net income (loss) attributable to Navient Corporation	$1,149	$1,418	$939	$633	$530

Basic earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$2.74	$2.94	$1.93	$1.12	$1.35
Discontinued operations	—	.24	—	.07	(.41)

Total	$2.74	$3.18	$1.93	$1.19	$.94

Diluted earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$2.69	$2.89	$1.90	$1.11	$1.35
Discontinued operations	—	.23	—	.07	(.41)

Total	$2.69	$3.12	$1.90	$1.18	$.94

Dividends per common share attributable to Navient Corporation common shareholders	$.60	$.60	$.50	$.30	$—
Return on common stockholders’ equity	26%	29%	21%	14%	13%
Net interest margin	1.89	1.98	1.78	1.85	1.82
Return on assets	0.81	.89	.52	.33	.28
Dividend payout ratio	22	19	26	25	—
Average equity/average assets	3.15	3.28	2.69	2.54	2.47
Balance Sheet Data:
Student loans, net	$134,317	$142,100	$162,546	$174,420	$184,305
Total assets	146,352	159,543	181,260	193,345	205,307
Total borrowings	139,529	150,443	172,257	183,966	197,159
Total Navient Corporation stockholders’ equity	4,198	5,637	5,060	5,243	5,012
Book value per common share	10.45	11.82	9.92	9.20	8.44

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking and Cautionary Statements” and Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

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

	Years Ended December 31,
(In millions, except per share data)	2014	2013	2012
GAAP Basis
Net income attributable to Navient Corporation	$1,149	$1,418	$939
Diluted earnings per common share attributable to Navient Corporation	$2.69	$3.12	$1.90
Weighted average shares used to compute diluted earnings per share	425	449	483
Net interest margin, FFELP Loans	1.30%	1.29%	1.15%
Net interest margin, Private Education Loans	4.06%	4.13%	4.03%
Return on assets	.81%	.89%	.52%
Ending FFELP Loans, net	$104,521	$104,588	$125,612
Ending Private Education Loans, net	29,796	37,512	36,934

Ending total student loans, net	$134,317	$142,100	$162,546

Average FFELP Loans	$100,662	$112,152	$132,124
Average Private Education Loans	33,672	38,292	37,691

Average total student loans	$134,334	$150,444	$169,815

“Core Earnings” Basis(1)
Net income attributable to Navient Corporation	$818	$1,242	$1,003
Diluted earnings per common share attributable to Navient Corporation	$1.93	$2.77	$2.08
Weighted average shares used to compute diluted earnings per share	425	449	483
Net interest margin, FFELP Loans	.90%	.88%	.83%
Net interest margin, Private Education Loans	3.94%	3.87%	3.83%
Return on assets	.59%	.82%	.58%
Ending FFELP Loans, net	$104,521	$103,163	$124,572
Ending Private Education Loans, net	29,796	31,006	31,486

Ending total student loans, net	$134,317	$134,169	$156,058

Average FFELP Loans	$100,202	$111,008	$131,597
Average Private Education Loans	31,243	32,296	32,352

Average total student loans	$131,445	$143,304	$163,949

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the year ended December 31, 2014.

We monitor and assess our ongoing operations and results based on the following four reportable segments: (1) FFELP Loans (2) Private Education Loans, (3) Business Services and (4) Other. Our segment presentation excludes the results of the consumer banking business distributed on April 30, 2014. See “‘Core Earnings’ — Definition and Limitations” for further discussion.

FFELP Loans Segment

In the FFELP Loans segment, we acquire and finance FFELP Loans. Even though FFELP Loans are no longer originated due to changes in federal law that took effect in 2010, we continue to pursue acquisitions of FFELP Loan portfolios that leverage our servicing scale to generate incremental earnings and cash flow. In this segment, we primarily earn net interest income on the FFELP Loan portfolio. This segment is expected to generate significant amounts of earnings and cash flow as the portfolio amortizes.

Private Education Loans Segment

In this segment, we acquire, finance and service Private Education Loans. Even though we no longer originate Private Education Loans, we continue to pursue acquisitions of Private Education Loan portfolios that leverage our servicing scale to generate incremental earnings and cash flow. In this segment, we primarily earn net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of cash as the portfolio amortizes.

Business Services Segment

Our Business Services segment generates its revenue from servicing our FFELP Loan portfolio as well as providing servicing and asset recovery services for loans on behalf of Guarantors of FFELP Loans and other institutions, including ED, higher education institutions and other federal, state, court and municipal clients.

Other

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all unallocated overhead. We also include results from certain smaller wind-down and discontinued operations within this segment.

Key Financial Measures

Our operating results are primarily driven by net interest income from our student loan portfolios (which include financing costs), provision for loan losses, the revenues and expenses generated by our servicing and asset recovery businesses, and gains and losses on subsidiary sales, loan sales and debt repurchases. We manage and assess the performance of each business segment separately as each is focused on different customers and each derives its revenue from different activities and services. A brief summary of our key financial measures are listed below.

Net Interest Income

The most significant portion of our earnings is generated by the spread earned between the interest income we receive on assets in our student loan portfolios and the interest expense on debt funding these loans. We report these earnings as net interest income. Net interest income in our FFELP Loans and Private Education Loans segments are driven by significantly different factors.

FFELP Loans Segment

Net interest income will be the primary source of cash flow generated by this segment over the next approximately 20 years as this portfolio amortizes. Interest earned on our FFELP Loans is indexed to one-month LIBOR rates and our cost of funds is primarily indexed to three-month LIBOR, creating the possibility of basis and repricing risk related to these assets. As of December 31, 2014, we had $104.5 billion of FFELP Loans outstanding, compared with $103.2 billion outstanding at December 31, 2013 on a “Core Earnings” basis. The FFELP Loans segment’s “Core Earnings” net interest margin was 0.90 percent in 2014 compared with 0.88 percent in 2013.

The major source of variability in net interest income is expected to be Floor Income we earn on certain FFELP Loans. Pursuant to the terms of the FFELP, certain FFELP Loans can earn interest at the stated fixed rate of interest as underlying debt costs decrease during low interest rate environments. We refer to this additional spread income as “Floor Income.” Floor Income can be volatile. We frequently hedge this volatility with derivatives which lock in the value of the Floor Income over the term of the contract.

At December 31, 2014, 80 percent of our FFELP Loan portfolio was funded to term with non-recourse, long-term securitization debt.

Private Education Loans Segment

Net interest income will be the primary source of cash flow generated by this segment over the next approximately 14 years as this portfolio amortizes. The majority of our Private Education Loans earn variable rate interest and are funded primarily with variable rate liabilities. The Private Education Loans segment’s “Core Earnings” net interest margin was 3.94 percent in 2014 compared with 3.87 percent in 2013. Our cost of funds can be influenced by a number of factors, including the quality of the loans in our portfolio, our corporate credit rating, general economic conditions, investor demand for Private Education Loan ABS and corporate unsecured debt. At December 31, 2014, 59 percent of our Private Education Loan portfolio was funded to term with non-recourse, long-term securitization debt. As of December 31, 2014, we had $29.8 billion of Private Education Loans outstanding, compared with $31.0 billion outstanding at December 31, 2013 on a “Core Earnings” basis.

Provisions for Loan Losses

Management estimates and maintains an allowance for loan losses at a level sufficient to cover charge-offs expected over the next two years, plus an additional allowance to cover life-of-loan expected losses for loans classified as a troubled debt restructuring (“TDR”). The provision for loan losses increases the related allowance for loan losses. Generally, the allowance for loan losses rises when future charge-offs are expected to increase and falls when future charge-offs are expected to decline. Our loss exposure and resulting provision for loan losses is small for FFELP Loans because we generally bear a maximum of 3 percent loss exposure on them. We bear the full credit exposure on our Private Education Loans. Our “Core Earnings” provision for loan losses in our FFELP Loans segment was $40 million in 2014 compared with $48 million in 2013. Losses in our Private Education Loans segment are determined by risk characteristics, such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months a payment has been made by a customer), underwriting criteria (e.g., credit scores), a cosigner and the current economic environment. Our “Core Earnings” provision for loan losses in our Private Education Loans segment was $539 million in 2014 compared with $722 million in 2013.

Charge-Offs and Delinquencies

When we conclude a loan is uncollectible, the unrecoverable portion of the loan is charged against the allowance for loan losses in the applicable segment. Charge-off data provides relevant information with respect to the performance of our loan portfolios. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency. The Private Education Loans segment’s “Core Earnings” charge-off rate was 2.6 percent of loans in repayment in 2014 compared with 3.1 percent of loans in repayment in 2013. Delinquencies are a very important indicator of the potential future credit performance. Private Education Loan delinquencies as a percentage of Private Education Loans in repayment decreased from 9.3 percent at December 31, 2013 to 8.1 percent at December 31, 2014 on a “Core Earnings” basis. The FFELP Loans segment’s “Core Earnings” charge-off rate was 0.08 percent of loans in repayment in 2014 compared with 0.09 percent in 2013.

Servicing and Asset Recovery Revenues

We earn servicing revenues from servicing student loans. We earn asset recovery revenue related to default aversion and post-default collection work we perform primarily on federal loans. The fees we recognize are primarily driven by our success in collecting or rehabilitating defaulted loans, the number of transactions processed and the underlying volume of loans we are servicing on behalf of others.

Other Income / (Loss)

In managing our loan portfolios and funding sources, we periodically engage in sales of loans and the repurchase of our outstanding debt. In each case, depending on market conditions, we may incur gains or losses from these transactions that affect our results from operations.

We also sold our Campus Solutions business and our 529 college-savings plan administration business in 2013 in connection with better aligning our core business. The results of both of these businesses are reported in discontinued operations for all periods presented.

Operating Expenses

The operating expenses reported for our Private Education Loans and Business Services segments are those that are directly attributable to the generation of revenues by those segments. The operating expenses for the FFELP Loans segment primarily represent an intercompany servicing charge from the Business Services segment and do not reflect our actual underlying costs incurred to service the loans. We have included unallocated corporate overhead expenses and certain information technology costs (together referred to as “Overhead”) in our Other segment rather than allocate those expenses by segment. Overhead expenses include executive management, the board of directors, accounting, finance, legal, human resources, stock-based compensation expense and certain information technology and infrastructure costs.

“Core Earnings”

We report financial results on a GAAP basis and also present certain “Core Earnings” performance measures. Our management, equity investors, credit rating agencies and debt capital providers use these “Core Earnings” measures to monitor our business performance. “Core Earnings” is the basis in which we prepare our segment disclosures as required by GAAP under ASC 280 “Segment Reporting” (see “Note 15 — Segment Reporting”). For a full explanation of the contents and limitations of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” of this Item 7.

2014 Summary of Results

2014 GAAP net income was $1.1 billion ($2.69 diluted earnings per share), versus net income of $1.4 billion ($3.12 diluted earnings per share) in the prior year. The changes in GAAP net income are impacted by the same “Core Earnings” items discussed below, as well as changes in net income attributable to (1) the financial results attributable to the operations of the consumer banking business prior to the Spin-Off on April 30, 2014 and related restructuring and reorganization expense incurred in connection with the Spin-Off, (2) unrealized, mark-to-market gains/losses on derivatives and (3) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP but have not been included in “Core

Earnings” results. In 2014, GAAP results included gains of $573 million from derivative accounting treatment that are excluded from “Core Earnings” results, compared with gains of $243 million in the prior year. See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” for a complete reconciliation between GAAP net income and “Core Earnings.”

“Core Earnings” for 2014 were $818 million ($1.93 diluted earnings per share), compared with $1.2 billion ($2.77 diluted earnings per share) in 2013. Excluding expenses associated with regulatory matters ($120 million in 2014 and $54 million in 2013), 2014 and 2013 diluted “Core Earnings” per share were $2.10 and $2.85, respectively. The results for 2013 include $312 million of pre-tax gains from the sale of Residual Interests in FFELP securitization trusts, $109 million of after-tax gains from the divestiture of two subsidiaries and $48 million of pre-tax gains from debt repurchases. In 2013, these transactions increased “Core Earnings” by $0.75 per diluted share; 2014 did not include these types of transactions. Excluding these transactions and the expenses associated with regulatory matters, 2014 diluted “Core Earnings” per share was $2.10 compared with $2.10 for 2013.

In addition, during 2014 we:

•	acquired $12.9 billion of student loans ($11.3 billion of FFELP Loans and $1.6 billion of Private Education Loans);

•	issued $5.0 billion of FFELP ABS, $1.8 billion of Private Education Loan ABS and $1.9 billion of unsecured debt;

•

closed on a $1.0 billion Private Education Loan asset-backed commercial paper (“ABCP”) facility that matures in June 2015, an $8.0 billion FFELP Loan ABCP facility that matures in January 2016, and a $10.0 billion FFELP Loan ABCP facility that matures in November 2017;

•	repurchased 30.4 million common shares for $600 million on the open market (8.3 million common shares for $200 million pre-Spin-Off, and 22.1 million common shares for $400 million post-Spin-Off);

•	paid $249 million in common dividends; and

•	authorized $1.0 billion in December 2014 to be utilized in a new share repurchase program that is effective January 1, 2015.

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

GAAP Consolidated Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
(Dollars in millions, except per share amounts)	2014	2013	2012	$	%	$	%
Interest income
FFELP Loans	$2,556	$2,822	$3,251	$(266)	(9)%	$(429)	(13)%
Private Education Loans	2,156	2,527	2,481	(371)	(15)	46	2
Other loans	9	11	16	(2)	(18)	(5)	(31)
Cash and investments	9	17	21	(8)	(47)	(4)	(19)

Total interest income	4,730	5,377	5,769	(647)	(12)	(392)	(7)
Total interest expense	2,063	2,210	2,561	(147)	(7)	(351)	(14)

Net interest income	2,667	3,167	3,208	(500)	(16)	(41)	(1)
Less: provisions for loan losses	628	839	1,080	(211)	(25)	(241)	(22)

Net interest income after provisions for loan losses	2,039	2,328	2,128	(289)	(12)	200	9
Other income (loss):
Gains on sales of loans and investments	—	302	—	(302)	(100)	302	100
Gains (losses) on derivative and hedging activities, net	139	(268)	(628)	407	152	360	(57)
Servicing revenue	298	290	279	8	3	11	4
Asset recovery revenue	388	420	356	(32)	(8)	64	18
Gains on debt repurchases	—	42	145	(42)	(100)	(103)	(71)
Other income	82	100	92	(18)	(18)	8	9

Total other income	907	886	244	21	2	642	263
Expenses:
Operating expenses	987	1,042	897	(55)	(5)	145	16
Goodwill and acquired intangible assets impairment and amortization expense	9	13	27	(4)	(31)	(14)	(52)
Restructuring and other reorganization expenses	113	72	11	41	57	61	555

Total expenses	1,109	1,127	935	(18)	(2)	192	21
Income from continuing operations, before income tax expense	1,837	2,087	1,437	(250)	(12)	650	45
Income tax expense	688	776	498	(88)	(11)	278	56

Net income from continuing operations	1,149	1,311	939	(162)	(12)	372	40
Income (loss) from discontinued operations, net of tax expense (benefit)	—	106	(2)	(106)	(100)	108	5,400

Net income	1,149	1,417	937	(268)	(19)	480	51
Less: net loss attributable to noncontrolling interest	—	(1)	(2)	1	(100)	1	(50)

Net income attributable to Navient Corporation	1,149	1,418	939	(269)	(19)	479	51
Preferred stock dividends	6	20	20	(14)	(70)	—	—

Net income attributable to Navient Corporation common stock	$1,143	$1,398	$919	$(255)	(18)%	$479	52%

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$2.74	$2.94	$1.93	$(.20)	(7)%	$1.01	52%
Discontinued operations	—	.24	—	(.24)	(100)	.24	100

Total	$2.74	$3.18	$1.93	$(.44)	(14)%	$1.25	65%

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$2.69	$2.89	$1.90	$(.20)	(7)%	$.99	52%
Discontinued operations	—	.23	—	(.23)	(100)	.23	100

Total	$2.69	$3.12	$1.90	$(.43)	(14)%	$1.22	64%

Dividends per common share	$.60	$.60	$.50	$—	—%	$.10	20%

Consolidated Earnings Summary — GAAP-basis

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

For the year ended December 31, 2014, net income was $1.1 billion, or $2.69 diluted earnings per common share, compared with net income of $1.4 billion, or $3.12 diluted earnings per common share, for the year ended December 31, 2013. The decrease in net income was primarily due to a $500 million decline in net interest income, a $302 million decrease in gains on sales of loans and investments, a $106 million after-tax decrease in income from discontinued operations, a $42 million decrease in debt repurchase gains, and higher restructuring and other reorganization costs of $41 million. This was partially offset by a $211 million decline in the provisions for loan losses, a $407 million increase in net gains on derivative and hedging activities and a $55 million decrease in operating expenses.

The primary contributors to each of the identified drivers of changes in net income for the current year-end period compared with the year-ago period are as follows:

•

Net interest income decreased by $500 million, of which $259 million related to the deemed distribution of SLM BankCo on April 30, 2014. Also contributing to the decrease was a reduction in FFELP net interest income resulting from an $11 billion decline in average FFELP Loans outstanding. This decline in FFELP Loans was due, in part, to the sale of Residual Interests in FFELP Loan securitization trusts in the first half of 2013. There were approximately $12 billion of FFELP Loans in these trusts at the time of sale.

•

Provisions for loan losses declined $211 million, of which $20 million related to the deemed distribution of SLM BankCo on April 30, 2014. The remaining $191 million decrease was primarily the result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends leading to decreases in expected future charge-offs.

•

Gains on sales of loans and investments decreased by $302 million primarily as the result of $312 million in gains on the sales of the Residual Interests in FFELP Loan securitization trusts in the first-half of 2013. There were no sales in the current year-end period.

•

Gains (losses) on derivative and hedging activities, net, increased $407 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•	Gains on debt repurchases decreased $42 million. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•

In 2014 and 2013, we recognized $112 million and $65 million of expense, respectively, related to the settlement of regulatory matters (for additional information, see Item 3. “Legal Proceedings — Regulatory Matters”). Excluding these expenses, operating expenses decreased $102 million. This decrease was primarily due to $171 million related to the deemed distribution of SLM BankCo on April 30, 2014, partially offset by incremental costs post-Spin-Off resulting from operating as a new separate company, increased third-party servicing and asset recovery activities, increased account resolution efforts on our education loan portfolios, as well as additional external servicing costs related to loan acquisitions during the year.

•

Restructuring and other reorganization expenses increased $41 million to $113 million. These expenses were primarily related to costs incurred in connection with the Spin-Off. We expect the costs associated with the Spin-Off to be minimal after December 31, 2014.

•

Income from discontinued operations decreased by $106 million primarily as a result of the sale of our Campus Solutions business in the second quarter of 2013 and our 529 college savings plan administration business in the fourth quarter of 2013, which resulted in after-tax gains of $38 million and $65 million, respectively.

We repurchased 30.4 million shares and 27.0 million shares of our common stock during the years ended December 31, 2014 and 2013, respectively, as part of our common share repurchase program. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 24 million common shares from the year-ago period.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

For the years ended December 31, 2013 and 2012, net income was $1.4 billion, or $3.12 diluted earnings per common share, and $939 million, or $1.90 diluted earnings per common share, respectively. The increase in net income was primarily due to a $360 million decrease in net losses on derivative and hedging activities, a $302 million increase in gains on sales of loans and investments, a $241 million decrease in provisions for loan losses, and a $108 million after-tax increase in income from discontinued operations, which were partially offset by $103 million of lower gains on debt repurchases, higher operating expenses of $145 million and higher restructuring and other reorganization expenses of $61 million.

The primary contributors to each of the identified drivers of changes in net income for 2013 compared with 2012 are as follows:

•

Net interest income decreased by $41 million in the current year compared with the prior year primarily due to a reduction in FFELP net interest income from a $20 billion decline in average FFELP Loans outstanding in part due to the sale of Residual Interests in FFELP Loan securitization trusts in the first half of 2013. There were approximately $12 billion of FFELP Loans in these trusts.

•

Provisions for loan losses decreased by $241 million primarily as a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends leading to decreases in expected future charge-offs.

•

Gains on sales of loans and investments increased by $302 million as a result of $312 million in gains on the sales of the Residual Interests in FFELP Loan securitization trusts in 2013. See the section titled “Business Segment Earnings Summary — ‘Core Earnings’ Basis — FFELP Loans Segment” for further discussion.

•

Losses on derivative and hedging activities, net, resulted in a net loss of $268 million in 2013 compared with a net loss of $628 million in 2012. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•	Servicing and contingency revenue increased $75 million from the prior year primarily from an increase in the number of accounts serviced and in asset recovery volumes in 2013.

•	Gains on debt repurchases decreased $103 million. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•

In 2013, we recognized $65 million of expense related to the settlement of regulatory matters. Excluding this expense, operating expenses increased by $80 million. This increase was primarily the result of increases in our third-party servicing and collection activities, increased Private Education Loan marketing activities, continued investments in technology and an increase in compliance remediation expense.

•

Restructuring and other reorganization expenses were $72 million compared with $11 million in the prior year. For 2013, these consisted of $43 million primarily related to the Spin-Off and $29 million related to severance costs. The $11 million of expenses in 2012 related to restructuring expenses.

•

The effective tax rates for 2013 and 2012 were 37 percent and 35 percent, respectively. The movement in the effective tax rate was primarily driven by the impact of state law changes recorded in the year-ago period.

•

Income from discontinued operations increased $108 million primarily as a result of the sale of our Campus Solutions business in the second quarter of 2013 and our 529 college-savings plan administration business in the fourth quarter of 2013, which resulted in after-tax gains of $38 million and $65 million, respectively.

We repurchased 27 million shares and 58 million shares of our common stock during 2013 and 2012, respectively, as part of our common share repurchase program. Primarily as a result of these repurchases, our average outstanding diluted shares decreased by 34 million common shares in 2013.

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

Old SLM’s definition of “Core Earnings” did not exclude the financial results attributable to the operations of the consumer banking business and related restructuring and reorganization expense incurred in connection with the Spin-Off. In the second quarter of 2014, in connection with the Spin-Off, Navient included this additional adjustment as a part of “Core Earnings” to allow better comparability of Navient’s results to pre-Spin-Off historical periods. All prior periods in this Annual Report on Form 10-K have been restated to conform to Navient’s revised definition of “Core Earnings.”

The following tables show “Core Earnings” for each business segment and our business as a whole along with the adjustments made to the income/expense items to reconcile the amounts to our reported GAAP results as required by GAAP and reported in “Note 15 — Segment Reporting.”

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$2,097	$1,958	$—	$—	$—	$4,055	$699	$(42)	$657	$4,712
Other loans	—	—	—	9	—	9	—	—	—	9
Cash and investments	4	—	—	4	—	8	—	1	1	9

Total interest income	2,101	1,958	—	13	—	4,072	699	(41)	658	4,730
Total interest expense	1,168	708	—	114	—	1,990	42	31	73	2,063

Net interest income (loss)	933	1,250	—	(101)	—	2,082	657	(72)	585	2,667
Less: provisions for loan losses	40	539	—	—	—	579	—	49	49	628

Net interest income (loss) after provisions for loan losses	893	711	—	(101)	—	1,503	657	(121)	536	2,039
Other income (loss):
Gains (losses) on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	62	25	668	—	(456)	299	—	(1)	(1)	298
Asset recovery revenue	—	—	388	—	—	388	—	—	—	388
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	6	26	—	32	(657)	846	189	221

Total other income (loss)	62	25	1,062	26	(456)	719	(657)	845	188	907
Expenses:
Direct operating expenses	483	181	384	132	(456)	724	—	36	36	760
Overhead expenses	—	—	—	200	—	200	—	27	27	227

Operating expenses	483	181	384	332	(456)	924	—	63	63	987
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	9	9	9
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	113	113	113

Total expenses	483	181	384	332	(456)	924	—	185	185	1,109
Income (loss) from continuing operations, before income tax expense (benefit)	472	555	678	(407)	—	1,298	—	539	539	1,837
Income tax expense (benefit)(3)	176	204	250	(150)	—	480	—	208	208	688

Net income (loss) from continuing operations	$296	$351	$428	$(257)	$—	$818	$—	$331	$331	$1,149
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$296	$351	$428	$(257)	$—	$818	$—	$331	$331	$1,149

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2014
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$136	$400	$—	$536
Total other income	15	173	—	188
Operating expenses	63	—	—	63
Goodwill and acquired intangible asset impairment and amortization	—	—	9	9
Restructuring and other reorganization expenses	113	—	—	113

Total “Core Earnings” adjustments to GAAP	$(25)	$573	$(9)	539

Income tax expense				208

Net income				$331

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$2,274	$2,037	$—	$—	$—	$4,311	$816	$222	$1,038	$5,349
Other loans	—	—	—	11	—	11	—	—	—	11
Cash and investments	5	2	—	5	—	12	—	5	5	17

Total interest income	2,279	2,039	—	16	—	4,334	816	227	1,043	5,377
Total interest expense	1,260	748	—	59	—	2,067	55	88	143	2,210

Net interest income (loss)	1,019	1,291	—	(43)	—	2,267	761	139	900	3,167
Less: provisions for loan losses	48	722	—	—	—	770	—	69	69	839

Net interest income (loss) after provisions for loan losses	971	569	—	(43)	—	1,497	761	70	831	2,328
Other income (loss):
Gains (losses) on sales of loans and investments	312	—	—	(10)	—	302	—	—	—	302
Servicing revenue	76	33	705	(1)	(529)	284	—	6	6	290
Asset recovery revenue	—	—	420	—	—	420	—	—	—	420
Gains on debt repurchases	—	—	—	48	—	48	(6)	—	(6)	42
Other income (loss)	—	—	5	5	—	10	(755)	577	(178)	(168)

Total other income (loss)	388	33	1,130	42	(529)	1,064	(761)	583	(178)	886
Expenses:
Direct operating expenses	555	179	348	68	(529)	621	—	185	185	806
Overhead expenses	—	—	—	167	—	167	—	69	69	236

Operating expenses	555	179	348	235	(529)	788	—	254	254	1,042
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	13	13	13
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	72	72	72

Total expenses	555	179	348	235	(529)	788	—	339	339	1,127
Income (loss) from continuing operations, before income tax expense (benefit)	804	423	782	(236)	—	1,773	—	314	314	2,087
Income tax expense (benefit)(3)	291	154	284	(86)	—	643	—	133	133	776

Net income (loss) from continuing operations	513	269	498	(150)	—	1,130	—	181	181	1,311
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	111	1	—	112	—	(6)	(6)	106

Net income (loss)	513	269	609	(149)	—	1,242	—	175	175	1,417
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)	(1)

Net income (loss) attributable to Navient Corporation	$513	$269	$609	$(149)	$—	$1,242	$—	$176	$176	$1,418

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2013
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$376	$455	$—	$831
Total other income	34	(212)	—	(178)
Operating expenses	254	—	—	254
Goodwill and acquired intangible asset impairment and amortization	—	—	13	13
Restructuring and other reorganization expenses	72	—	—	72

Total “Core Earnings” adjustments to GAAP	$84	$243	$(13)	314

Income tax expense				133
Loss from discontinued operations, net of tax benefit				(6)
Net loss attributable to noncontrolling interest				(1)

Net income				$176

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$2,729	$2,036	$—	$—	$—	$4,765	$858	$109	$967	$5,732
Other loans	—	—	—	16	—	16	—	—	—	16
Cash and investments	11	3	(3)	2	4	17	—	4	4	21

Total interest income	2,740	2,039	(3)	18	4	4,798	858	113	971	5,769
Total interest expense	1,589	733	—	38	4	2,364	115	82	197	2,561

Net interest income (loss)	1,151	1,306	(3)	(20)	—	2,434	743	31	774	3,208
Less: provisions for loan losses	68	946	—	—	—	1,014	—	66	66	1,080

Net interest income (loss) after provisions for loan losses	1,083	360	(3)	(20)	—	1,420	743	(35)	708	2,128
Other income (loss):
Gains (losses) on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	90	45	812	—	(669)	278	—	1	1	279
Asset recovery revenue	—	—	356	—	—	356	—	—	—	356
Gains on debt repurchases	—	—	—	145	—	145	—	—	—	145
Other income (loss)	—	—	(2)	15	—	13	(743)	194	(549)	(536)

Total other income (loss)	90	45	1,166	160	(669)	792	(743)	195	(548)	244
Expenses:
Direct operating expenses	699	150	312	13	(669)	505	—	168	168	673
Overhead expenses	—	—	—	143	—	143	—	81	81	224

Operating expenses	699	150	312	156	(669)	648	—	249	249	897
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	27	27	27
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	11	11	11

Total expenses	699	150	312	156	(669)	648	—	287	287	935
Income (loss) from continuing operations, before income tax expense (benefit)	474	255	851	(16)	—	1,564	—	(127)	(127)	1,437
Income tax expense (benefit)(3)	171	87	305	(3)	—	560	—	(62)	(62)	498

Net income (loss) from continuing operations	303	168	546	(13)	—	1,004	—	(65)	(65)	939
Income (loss) from discontinued operations, net of tax expense (benefit)	—	(2)	—	1	—	(1)	—	(1)	(1)	(2)

Net income (loss)	303	166	546	(12)	—	1,003	—	(66)	(66)	937
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(2)	(2)	(2)

Net income (loss) attributable to Navient Corporation	$303	$166	$546	$(12)	$—	$1,003	$—	$(64)	$(64)	$939

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2012
(Dollars in millions)	Net Impact of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$318	$390	$—	$708
Total other income (loss)	36	(584)	—	(548)
Operating expenses	249	—	—	249
Goodwill and acquired intangible asset impairment and amortization	—	—	27	27
Restructuring and other reorganization expenses	11	—	—	11

Total “Core Earnings” adjustments to GAAP	$94	$(194)	$(27)	(127)

Income tax benefit				(62)
Loss from discontinued operations, net of tax benefit				(1)
Net loss attributable to noncontrolling interest				(2)

Net loss				$(64)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Differences between “Core Earnings” and GAAP

The following discussion summarizes the differences between “Core Earnings” and GAAP net income and details each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
“Core Earnings” net income attributable to Navient Corporation	$818	$1,242	$1,003
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off	(25)	84	94
Net impact of derivative accounting	573	243	(194)
Net impact of goodwill and acquired intangible assets	(9)	(13)	(27)
Net income tax effect	(208)	(133)	62
Net impact of discontinued operations and noncontrolling interest	—	(5)	1

Total “Core Earnings” adjustments to GAAP	331	176	(64)

GAAP net income attributable to Navient Corporation	$1,149	$1,418	$939

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

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
SLM BankCo net income, before income tax expense	$88	$156	$105
Restructuring and reorganization expense in connection with the Spin-Off	(113)	(72)	(11)

Total net impact of SLM BankCo, before income tax expense	$(25)	$84	$94

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

Our Floor Income Contracts are written options that must meet more stringent requirements than other hedging relationships to achieve hedge effectiveness. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the pay down of principal of the student loans underlying the Floor Income embedded in those student loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Additionally, the term, the interest rate index, and the interest rate index reset frequency of the Floor Income Contract can be different than that of the student loans. Under derivative accounting treatment, the upfront contractual payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the value of Floor Income Contracts is primarily caused by changing interest rates that cause the amount of Floor Income earned on the underlying student loans and paid to the counterparties to vary. This is economically offset by the change in value of the student loan portfolio earning Floor Income but that offsetting change in value is not recognized. We believe the Floor Income Contracts are economic hedges because they effectively fix the amount of Floor Income earned over the contract period, thus eliminating the timing and uncertainty that changes in interest rates can have on Floor Income for that period. Therefore, for purposes of “Core Earnings,” we have removed the unrealized gains and losses related to these contracts and added back the amortization of the net contractual premiums received on the Floor Income Contracts. The amortization of the net contractual premiums received on the Floor Income Contracts for “Core Earnings” is reflected in student loan interest income. Under GAAP accounting, the premiums received on the Floor Income Contracts are recorded as revenue in the “gains (losses) on derivative and hedging activities, net” line item by the end of the contracts’ lives.

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

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$139	$(268)	$(628)
Plus: Realized losses on derivative and hedging activities, net(1)	657	755	743

Unrealized gains (losses) on derivative and hedging activities, net(2)	796	487	115
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(255)	(307)	(351)
Other derivative accounting adjustments(3)	32	63	42

Total net impact derivative accounting(4)	$573	$243	$(194)

(1)

See the section titled “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains (losses) on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Floor Income Contracts	$633	$785	$412
Basis swaps	(5)	(14)	(66)
Foreign currency hedges	72	(248)	(199)
Other	96	(36)	(32)

Total unrealized gains (losses) on derivative and hedging activities, net	$796	$487	$115

(3)

Other derivative accounting adjustments consist of adjustments related to: (1) foreign currency denominated debt that is adjusted to spot foreign exchange rates for GAAP where such adjustment are reversed for “Core Earnings”; and (2) certain terminated derivatives that did not receive hedge accounting treatment under GAAP but were economic hedges under “Core Earnings” and, as a result, such gains or losses amortized into “Core Earnings” over the life of the hedged item.

(4)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” to arrive at GAAP net income.

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

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(699)	$(816)	$(858)
Net settlement income on interest rate swaps reclassified to net interest income	42	55	115
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	6	—

Total reclassifications of realized losses on derivative and hedging activities	$(657)	$(755)	$(743)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of December 31, 2014, derivative accounting has reduced GAAP equity by approximately $553 million as a result of cumulative net unrealized losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Beginning impact of derivative accounting on GAAP equity	$(926)	$(1,080)	$(977)
Net impact of net unrealized gains/(losses) under derivative accounting(1)	373	154	(103)

Ending impact of derivative accounting on GAAP equity	$(553)	$(926)	$(1,080)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Total pre-tax net impact of derivative accounting recognized in net income(a)	$573	$243	$(194)
Tax impact of derivative accounting adjustment recognized in net income	(195)	(111)	82
Change in unrealized gains on derivatives, net of tax recognized in Other Comprehensive Income	(5)	22	9

Net impact of net unrealized gains (losses) under derivative accounting	$373	$154	$(103)

(a)	See “‘Core Earnings’ derivative adjustments” table above.

Hedging Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods. As of December 31, 2014, the remaining amortization term of the net floor premiums was approximately 5 years for existing contracts. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

	December 31,
(Dollars in millions)	2014	2013	2012
Unamortized net Floor premiums (net of tax)(1)	$(295)	$(354)	$(551)

(1)	$(466) million, $(567) million and $(871) million on a pre-tax basis as of December 31, 2014, 2013 and 2012, respectively

In addition to using Floor Income Contracts, we also use pay fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. Gains and losses on the effective portion of these hedges are recorded in accumulated other comprehensive income and ineffectiveness is recorded immediately to earnings. Hedged Floor Income from these cash flow hedges that has not been recognized into “Core Earnings” and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in “Core Earnings” and GAAP in future periods and is presented net of tax. As of December 31, 2014, the hedged period is from April 2016 through December 2019. Historically, we have used pay fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

	December 31,
(Dollars in millions)	2014	2013	2012
Unrecognized hedged Floor Income (net of tax)(1)	$(320)	$—	$—

(1)	$(508) million on a pre-tax basis as of December 31, 2014

3) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
“Core Earnings” goodwill and acquired intangible asset adjustments(1):
Goodwill and intangible impairment of acquired intangible assets	$—	$—	$(9)
Amortization of acquired intangible assets	(9)	(13)	(18)

Total “Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(9)	$(13)	$(27)

(1)	Negative amounts are subtracted from “Core Earnings” to arrive at GAAP net income and positive amounts are added to “Core Earnings” to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
“Core Earnings” interest income:
FFELP Loans	$2,097	$2,274	$2,729	(8)%	(17)%
Cash and investments	4	5	11	(20)	(55)

Total “Core Earnings” interest income	2,101	2,279	2,740	(8)	(17)
Total “Core Earnings” interest expense	1,168	1,260	1,589	(7)	(21)

Net “Core Earnings” interest income	933	1,019	1,151	(8)	(11)
Less: provision for loan losses	40	48	68	(17)	(29)

Net “Core Earnings” interest income after provision for loan losses	893	971	1,083	(8)	(10)
Gains on sales of loans and investments	—	312	—	100	(100)
Servicing revenue	62	76	90	(18)	(16)

Total other income	62	388	90	(84)	331
Direct operating expenses	483	555	699	(13)	(21)

Income before income tax expense	472	804	474	(41)	70
Income tax expense	176	291	171	(40)	70

“Core Earnings”	$296	$513	$303	(42)%	69%

“Core Earnings” from the FFELP Loans segment were $296 million in 2014, compared with $513 million and $303 million in 2013 and 2012, respectively. The decrease in 2014 compared with 2013, and the increase in 2013 compared with 2012, was primarily due to $312 million of gains from the sale of Residual Interests in FFELP Loan securitization trusts in 2013. “Core Earnings” key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
FFELP Loan spread	.99%	.98%	.94%
Net interest margin	.90%	.88%	.83%
Provision for loan losses	$40	$48	$68
Charge-offs	$60	$76	$92
Charge-off rate	.08%	.09%	.10%
Total delinquency rate	16.6%	17.0%	16.6%
Greater than 90-day delinquency rate	8.5%	9.3%	8.4%
Forbearance rate	15.5%	14.9%	14.9%

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP-basis FFELP Loan net interest margin.

	Years Ended December 31,
	2014	2013	2012
“Core Earnings” basis FFELP Loan yield	2.56%	2.60%	2.64%
Hedged Floor Income	.25	.27	.27
Unhedged Floor Income	.15	.07	.10
Consolidation Loan Rebate Fees	(.65)	(.65)	(.66)
Repayment Borrower Benefits	(.11)	(.11)	(.13)
Premium amortization	(.11)	(.13)	(.15)

“Core Earnings” basis FFELP Loan net yield	2.09	2.05	2.07
“Core Earnings” basis FFELP Loan cost of funds	(1.10)	(1.07)	(1.13)

“Core Earnings” basis FFELP Loan spread	.99	.98	.94
“Core Earnings” basis other interest-earning asset spread impact	(.09)	(.10)	(.11)

“Core Earnings” basis FFELP Loan net interest margin(1)	.90%	.88%	.83%

“Core Earnings” basis FFELP Loan net interest margin(1)	.90%	.88%	.83%
Adjustment for GAAP accounting treatment(2)	.40	.41	.32

GAAP-basis FFELP Loan net interest margin	1.30%	1.29%	1.15%

(1)	The average balances of our FFELP Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
FFELP Loans	$100,202	$111,008	$131,597
Other interest-earning assets	3,890	5,014	6,619

Total FFELP “Core Earnings” basis interest-earning assets	$104,092	$116,022	$138,216

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” above.

As of December 31, 2014, our FFELP Loan portfolio totaled $104.5 billion, comprised of $41.1 billion of FFELP Stafford and $63.4 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of December 31, 2014 was 4.8 years and 9.0 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 4 percent and 3 percent, respectively.

Floor Income

The following table analyzes on a “Core Earnings” basis the ability of the FFELP Loans in our portfolio to earn Floor Income after December 31, 2014 and 2013, based on interest rates as of those dates.

	December 31, 2014			December 31, 2013
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Student loans eligible to earn Floor Income	$89.9	$13.1	$103.0	$88.8	$13.0	$101.8
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(47.0)	(1.0)	(48.0)	(44.9)	(.9)	(45.8)
Less: economically hedged Floor Income	(27.2)	—	(27.2)	(31.7)	—	(31.7)

Student loans eligible to earn Floor Income	$15.7	$12.1	$27.8	$12.2	$12.1	$24.3

Student loans earning Floor Income	$15.7	$1.5	$17.2	$12.2	$.6	$12.8

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period January 1, 2015 to December 31, 2019.

	Years Ended December 31,
(Dollars in billions)	2015	2016	2017	2018	2019
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$27.2	$19.0	$14.0	$13.2	$5.5

Gains on Sales of Loans and Investments

The decrease in gains on sales of loans and investments from 2013 to 2014, and the increase in gains on sales of loans and investments from 2012 to 2013, was the result of $312 million in gains from the sale of Residual Interests in FFELP Loan securitization trusts in 2013. There were no similar transactions in 2012 or 2014.

We continue to service the student loans in the trusts that were sold under existing agreements. The sales removed securitization trust assets of $12.5 billion and related liabilities of $12.1 billion from the balance sheet during year ended December 31, 2013.

Operating Expenses — FFELP Loans Segment

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged from the Business Services segment and included in those amounts was $456 million, $529 million and $669 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 48 basis points, 50 basis points and 53 basis points of average FFELP Loans in the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in operating expenses from the prior periods was primarily the result of the reduction in the average outstanding balance of our FFELP Loan portfolio.

Private Education Loans Segment

The following table includes “Core Earnings” results for our Private Education Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
“Core Earnings” interest income:
Private Education Loans	$1,958	$2,037	$2,036	(4)%	—%
Cash and investments	—	2	3	(100)	(33)

Total “Core Earnings” interest income	1,958	2,039	2,039	(4)	—
Total “Core Earnings” interest expense	708	748	733	(5)	2

Net “Core Earnings” interest income	1,250	1,291	1,306	(3)	(1)
Less: provision for loan losses	539	722	946	(25)	(24)

Net “Core Earnings” interest income after provision for loan losses	711	569	360	25	58
Servicing revenue	25	33	45	(24)	(27)
Direct operating expenses	181	179	150	1	19

Income before income tax expense	555	423	255	31	66
Income tax expense	204	154	87	32	77

Net income from continuing operations	351	269	168	30	60
Loss from discontinued operations, net of tax benefit	—	—	(2)	—	(100)

“Core Earnings”	$351	$269	$166	30%	62%

“Core Earnings” were $351 million in 2014, compared with $269 million in 2013 and $166 million in 2012. This increase across all years was primarily the result of lower provision for loan losses. “Core Earnings” key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Private Education Loan spread	4.04%	4.09%	4.12%
Net interest margin	3.94%	3.87%	3.83%
Provision for loan losses	$539 (1)	$722	$946
Charge-offs	$717	$878	$1,037
Charge-off rate	2.6%	3.1%	3.9%
Total delinquency rate	8.1%	9.3%	10.4%
Greater than 90-day delinquency rate	3.8%	4.7%	5.2%
Forbearance rate	3.8%	3.8%	3.9%
Loans in repayment with more than 12 payments made	92%	89%	81%
Cosigner rate	64%	63%	60%
Average FICO	719	717	715

(1)

Prior to the Spin-Off, Sallie Mae Bank sold $666 million of loans to Old SLM in the quarter ended March 31, 2014 for (1) securitization transactions at Old SLM and (2) to enable Old SLM to manage loans either granted forbearance or were 90 days or more past due. In the quarter ended March 31, 2014, $29 million of the allowance for loan loss balance was transferred from Sallie Mae Bank to Old SLM. As a result, Old SLM did not need to provide additional provision for loan losses for these loans in the quarter ended March 31, 2014. Had the allowance not transferred from Sallie Mae Bank to Old SLM, the provision would have been $568 million for the year ended December 31, 2014.

Private Education Loan Net Interest Margin

The following table shows the “Core Earnings” basis Private Education Loan net interest margin along with reconciliation to the GAAP-basis Private Education Loan net interest margin before provision for loan losses.

	Years Ended December 31,
	2014	2013	2012
“Core Earnings” basis Private Education Loan yield	6.27%	6.31%	6.29%
“Core Earnings” basis Private Education Loan cost of funds	(2.23)	(2.22)	(2.17)

“Core Earnings” basis Private Education Loan spread	4.04	4.09	4.12
“Core Earnings” basis other interest-earning asset spread impact	(.10)	(.22)	(.29)

“Core Earnings” basis Private Education Loan net interest margin(1)	3.94%	3.87%	3.83%

“Core Earnings” basis Private Education Loan net interest margin(1)	3.94%	3.87%	3.83%
Adjustment for GAAP accounting treatment(2)	.12	.26	.20

GAAP-basis Private Education Loan net interest margin(1)	4.06%	4.13%	4.03%

(1)	The average balances of our Private Education Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Private Education Loans	$31,243	$32,296	$32,352
Other interest-earning assets	494	1,144	1,601

Total Private Education Loan “Core Earnings” basis interest-earning assets	$31,737	$33,440	$33,953

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see the section titled “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP.”

As of December 31, 2014, our Private Education Loan portfolio totaled $29.8 billion. The weighted-average life of this portfolio as of December 31, 2014 was 7.0 years, assuming a Constant Prepayment Rate (“CPR”) of 5 percent.

Private Education Loan Provision for Loan Losses

In establishing the allowance for Private Education Loan losses as of December 31, 2014, we considered several factors with respect to our Private Education Loan portfolio. In particular, we continue to see improvement in credit quality and continuing positive delinquency and charge-off trends in connection with this portfolio. On a “Core Earnings” basis, total loans delinquent (as a percentage of loans in repayment) have decreased to 8.1 percent from 9.3 percent in the prior year. Loans greater than 90 days delinquent (as a percentage of loans in repayment) have decreased to 3.8 percent from 4.7 percent in the prior year. The “Core Earnings” charge-off rate decreased to 2.6 percent from 3.1 percent in the prior year. Loans in forbearance (as a percentage of loans in repayment and forbearance) remained unchanged at 3.8 percent compared with the prior year.

Apart from the overall improvements discussed above that had the effect of reducing the provision for loan losses in 2014 compared to 2013, Private Education Loans that have defaulted between 2007 and 2014 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue to not do so. Our allowance for loan losses takes into account these potential recovery uncertainties. In second-quarter 2014, we increased our allowance related to these potential recovery shortfalls by approximately $68 million.

The Private Education Loan provision for loan losses on a “Core Earnings” basis was $539 million for 2014, down $183 million from the year-ago period and down $407 million from two years ago. This decline over the prior two years was a result of the overall improvement in credit quality and performance trends discussed above, leading to decreases in expected future charge-offs.

For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see the section titled “Critical Accounting Policies and Estimates — Allowance for Loan Losses.”

Operating Expenses — Private Education Loans Segment

Operating expenses for our Private Education Loans segment include costs incurred to service and collect on our Private Education Loan portfolio. Direct operating expenses as a percentage of revenues (revenues calculated as net interest income after provision plus total other income) were 25 percent, 30 percent and 37 percent in the years ended December 31, 2014, 2013 and 2012, respectively.

Business Services Segment

The following tables include “Core Earnings” results for our Business Services segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net interest income (loss) after provision	$—	$—	$(3)	—%	100%
Servicing revenue:
Intercompany loan servicing	456	529	670	(14)	(21)
Third-party loan servicing	176	138	97	28	42
Guarantor servicing	36	39	44	(8)	(11)
Other servicing	—	(1)	1	100	(200)

Total servicing revenue	668	705	812	(5)	(13)
Asset recovery revenue	388	420	356	(8)	18
Other Business Services revenue	6	5	(2)	20	350

Total other income	1,062	1,130	1,166	(6)	(3)
Direct operating expenses	384	348	312	10	12

Income from continuing operations, before income tax expense	678	782	851	(13)	(8)
Income tax expense	250	284	305	(12)	(7)

Net income from continuing operations	428	498	546	(14)	(9)
Income from discontinued operations, net of tax expense	—	111	—	(100)	100

Net income	428	609	546	(30)	12
Less: net loss attributable to noncontrolling interest	—	—	—	—	—

“Core Earnings” attributable to Navient Corporation	$428	$609	$546	(30)%	12%

“Core Earnings” were $428 million for 2014, compared with $609 million and $546 million in 2013 and 2012, respectively. The decrease in 2014 from 2013 was primarily the result of $109 million of after-tax gains from the sale of two subsidiaries in 2013, lower asset recovery revenue and a lower balance of intercompany FFELP Loans serviced. The increase in 2013 compared to 2012 was primarily the result of $109 million of after-tax gains from the sale of two subsidiaries in 2013 and an increase in asset recovery revenue which was partially offset by a decline in intercompany loan servicing fees due to a lower balance of FFELP Loans serviced. Key segment metrics are:

	As of December 31,
(Dollars in billions)	2014	2013	2012
Asset recovery receivables	$15.4	$16.2	$15.3
Number of accounts serviced for ED (in millions)	6.2	5.7	4.3
Total federal loans serviced	$276	$265	$214

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $99 billion, $112 billion and $134 billion for the years ended December 31, 2014, 2013 and 2012, respectively. The decline in the average balance of FFELP Loans outstanding along with the related intercompany loan servicing revenue from the year-ago periods is primarily the result of normal amortization of the portfolio, as well as the sale of our Residual Interests in $12 billion of securitized FFELP Loans in 2013.

Third-party loan servicing income increased $38 million in 2014 compared with 2013 and increased $41 million in 2013 compared with 2012, primarily due to the increase in ED servicing revenue (discussed below) as well as a result of the sale of Residual Interests in FFELP Loan securitization trusts in 2013. (See “FFELP Loans Segment” for further discussion.) When we sold the Residual Interests, we retained the right to service the trusts. As such, servicing income that had previously been recorded as intercompany loan servicing income is now recognized as third-party loan servicing income.

The Company services student loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.2 million customer accounts under the ED Servicing Contract as of December 31, 2014, compared with 5.7 million and 4.3 million customer accounts serviced at December 31, 2013 and 2012, respectively. Third-party loan servicing fees in the years ended December 31, 2014, 2013 and 2012 included $130 million, $109 million and $84 million, respectively, of servicing revenue related to the ED Servicing Contract. On June 13, 2014, ED extended its servicing contract with us to service Direct Student Loan Program federal loans for five more years.

Our asset recovery revenue consists of fees we receive for asset recovery of delinquent and defaulted debt on behalf of third-party clients performed on a contingent basis. The majority of this fee revenue is generated through collecting or rehabilitating defaulted federal loans. Asset recovery revenue decreased $32 million in 2014 compared with 2013 primarily as a result of the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduced the amount paid to Guarantor agencies for defaulted FFELP Loans that are rehabilitated. This legislative reduction in fees earned represents $78 million of the $32 million decrease in asset recovery revenue. This decrease from the legislative reduction in fees was partially offset with a higher volume of asset recoveries. Asset recovery revenue increased $64 million in 2013 compared with 2012 as a result of higher volume of asset recoveries.

In 2013, we sold our Campus Solutions business and recorded an after-tax gain of $38 million. In 2013, we sold our 529 college-savings plan administration business and recorded an after-tax gain of $71 million. The results related to these two businesses for all periods presented have been reclassified as discontinued operations and are shown on an after-tax basis.

Revenues related to services performed on FFELP Loans accounted for 77 percent, 80 percent and 85 percent of total segment revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Operating Expenses — Business Services Segment

Operating expenses for our Business Services segment primarily include costs incurred to service our FFELP Loan portfolio, third-party servicing and asset recovery costs, and other operating costs. The $36 million increase in operating expenses in 2014 compared with 2013 was primarily the result of incremental costs post-Spin-Off resulting from operating as a new separate company and an increase in our third-party servicing and asset recovery activities. The $36 million increase in operating expenses in 2013 compared with 2012 was primarily the result of an increase in our third-party servicing and asset recovery activities as well as continued investments in technology.

Other Segment

The following table includes “Core Earnings” results for our Other segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net interest loss after provision for loan losses	$(101)	$(43)	$(20)	135%	115%
Losses on sales of loans and investments	—	(10)	—	(100)	100
Gains on debt repurchases	—	48	145	(100)	(67)
Other income	26	4	15	550	(73)

Total other income	26	42	160	(38)	(73)
Direct operating expenses	132	68	13	94	423
Overhead expenses:
Unallocated corporate overhead	97	73	62	33	18
Unallocated information technology costs	103	94	81	10	16

Total overhead expenses	200	167	143	20	17

Total operating expenses	332	235	156	41	51

Loss from continuing operations, before income tax benefit	(407)	(236)	(16)	72	1,375
Income tax benefit	(150)	(86)	(3)	74	2,767

Net loss from continuing operations	(257)	(150)	(13)	71	1,054
Income from discontinued operations, net of tax expense	—	1	1	(100)	—

“Core Earnings” net loss	$(257)	$(149)	$(12)	72%	1,142%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses includes net interest loss related to our corporate liquidity portfolio, partially offset by net interest income related to our mortgage and consumer loan portfolios.

Gains on Debt Repurchases

We repurchased $548 million, $1.3 billion and $711 million face amount of our debt in 2014, 2013 and 2012, respectively. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

Other Income — Other Segment

The increase in other income in 2014 compared with 2013 is primarily due to income earned in 2014 for services provided to SLM BankCo under various transition services agreements entered into in connection with the Spin-Off.

Direct Operating Expenses — Other Segment

In 2014 and 2013, we recognized $120 million and $54 million of expense, respectively, related to the settlement of regulatory matters (for additional information, see Item 3. “Legal Proceedings – Regulatory Matters”). This regulatory expense was the primary driver of the respective increases in operating expenses from 2013 to 2014 and from 2012 to 2013.

Overhead — Other Segment

Unallocated corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations. The increase in overhead expenses in 2014 compared with 2013 is primarily due to incremental costs post-Spin-Off resulting from operating as a new separate company, as well as costs incurred to provide related support to SLM BankCo under various transition services agreements entered into in connection with the Spin-Off and stock-based compensation expense in connection with the Spin-Off.

Financial Condition

This section provides additional information regarding the changes related to our loan portfolio assets and related liabilities as well as credit performance indicators related to our loan portfolio.

Average Balance Sheets — GAAP

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Years Ended December 31,
	2014		2013		2012
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$100,662	2.54%	$112,152	2.52%	$132,124	2.46%
Private Education Loans	33,672	6.40	38,292	6.60	37,691	6.58
Other loans	92	9.36	118	9.75	172	9.41
Cash and investments	6,971	.13	9,305	.19	10,331	.20

Total interest-earning assets	141,397	3.34%	159,867	3.36%	180,318	3.20%

Non-interest-earning assets	3,537		4,316		4,732

Total assets	$144,934		$164,183		$185,050

Average Liabilities and Equity
Short-term borrowings	$7,541	.77%	$16,730	.99%	$24,831	.88%
Long-term borrowings	130,250	1.54	138,682	1.47	151,397	1.55

Total interest-bearing liabilities	137,791	1.50%	155,412	1.42%	176,228	1.45%

Non-interest-bearing liabilities	2,575		3,385		3,837
Equity	4,568		5,386		4,985

Total liabilities and equity	$144,934		$164,183		$185,050

Net interest margin		1.89%		1.98%		1.78%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
2014 vs. 2013
Interest income	$(647)	$(30)	$(617)
Interest expense	(147)	112	(259)

Net interest income	$(500)	$(146)	$(354)

2013 vs. 2012
Interest income	$(392)	$286	$(678)
Interest expense	(351)	(54)	(297)

Net interest income	$(41)	$344	$(385)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net — GAAP Basis

	December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$488	$—	$488	$436	$924
Grace, repayment and other(2)	39,958	62,992	102,950	30,625	133,575

Total, gross	40,446	62,992	103,438	31,061	134,499
Unamortized premium/(discount)	677	499	1,176	(594)	582
Receivable for partially charged-off loans	—	—	—	1,245	1,245
Allowance for loan losses	(58)	(35)	(93)	(1,916)	(2,009)

Total student loan portfolio	$41,065	$63,456	$104,521	$29,796	$134,317

% of total FFELP	39%	61%	100%
% of total	31%	47%	78%	22%	100%

	December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$742	$—	$742	$2,629	$3,371
Grace, repayment and other(2)	38,752	64,178	102,930	36,371	139,301

Total, gross	39,494	64,178	103,672	39,000	142,672
Unamortized premium/(discount)	602	433	1,035	(704)	331
Receivable for partially charged-off loans	—	—	—	1,313	1,313
Allowance for loan losses	(75)	(44)	(119)	(2,097)	(2,216)

Total student loan portfolio	$40,021	$64,567	$104,588	$37,512	$142,100

% of total FFELP	38%	62%	100%
% of total	28%	46%	74%	26%	100%

	December 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$1,506	$—	$1,506	$2,194	$3,700
Grace, repayment and other(2)	42,189	80,640	122,829	36,360	159,189

Total, gross	43,695	80,640	124,335	38,554	162,889
Unamortized premium/(discount)	691	745	1,436	(796)	640
Receivable for partially charged-off loans	—	—	—	1,347	1,347
Allowance for loan losses	(97)	(62)	(159)	(2,171)	(2,330)

Total student loan portfolio	$44,289	$81,323	$125,612	$36,934	$162,546

% of total FFELP	35%	65%	100%
% of total	27%	50%	77%	23%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

	December 31, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio	$50,440	$87,690	$138,130	$36,290	$174,420

	December 31, 2010
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio	$56,252	$92,397	$148,649	$35,656	$184,305

Ending Student Loan Balances, net — “Core Earnings” Basis

	December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$488	$—	$488	$436	$924
Grace, repayment and other(2)	39,958	62,992	102,950	30,625	133,575

Total, gross	40,446	62,992	103,438	31,061	134,499
Unamortized premium/(discount)	677	499	1,176	(594)	582
Receivable for partially charged-off loans	—	—	—	1,245	1,245
Allowance for loan losses	(58)	(35)	(93)	(1,916)	(2,009)

Total student loan portfolio	$41,065	$63,456	$104,521	$29,796	$134,317

% of total FFELP	39%	61%	100%
% of total	31%	47%	78%	22%	100%

	December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$739	$—	$739	$438	$1,177
Grace, repayment and other(2)	38,232	63,274	101,506	31,999	133,505

Total, gross	38,971	63,274	102,245	32,437	134,682
Unamortized premium/(discount)	601	430	1,031	(709)	322
Receivable for partially charged-off loans	—	—	—	1,313	1,313
Allowance for loan losses	(73)	(40)	(113)	(2,035)	(2,148)

Total student loan portfolio	$39,499	$63,664	$103,163	$31,006	$134,169

% of total FFELP	38%	62%	100%
% of total	30%	47%	77%	23%	100%

	December 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$1,501	$—	$1,501	$674	$2,175
Grace, repayment and other(2)	41,836	79,955	121,791	32,372	154,163

Total, gross	43,337	79,955	123,292	33,046	156,338
Unamortized premium/(discount)	690	745	1,435	(801)	634
Receivable for partially charged-off loans	—	—	—	1,347	1,347
Allowance for loan losses	(95)	(60)	(155)	(2,106)	(2,261)

Total student loan portfolio	$43,932	$80,640	$124,572	$31,486	$156,058

% of total FFELP	35%	65%	100%
% of total	28%	52%	80%	20%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

	December 31, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio	$50,423	$87,468	$137,891	$31,227	$169,118

	December 31, 2010
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio	$56,252	$92,194	$148,446	$31,199	$179,645

Average Student Loan Balances (net of unamortized premium/discount) — GAAP Basis

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,335	$62,327	$100,662	$33,672	$134,334
% of FFELP	38%	62%	100%
% of total	29%	46%	75%	25%	100%

	Year Ended December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$42,039	$70,113	$112,152	$38,292	$150,444
% of FFELP	37%	63%	100%
% of total	28%	47%	75%	25%	100%

	Year Ended December 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$47,629	$84,495	$132,124	$37,691	$169,815
% of FFELP	36%	64%	100%
% of total	28%	50%	78%	22%	100%

Average Student Loan Balances (net of unamortized premium/discount) — “Core Earnings” Basis

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,168	$62,034	$100,202	$31,243	$131,445
% of FFELP	38%	62%	100%
% of total	29%	47%	76%	24%	100%

	Year Ended December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$41,648	$69,360	$111,008	$32,296	$143,304
% of FFELP	38%	62%	100%
% of total	29%	48%	77%	23%	100%

	Year Ended December 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$47,502	$84,095	$131,597	$32,352	$163,949
% of FFELP	36%	64%	100%
% of total	29%	51%	80%	20%	100%

Student Loan Activity — GAAP Basis

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$40,021	$64,567	$104,588	$37,512	$142,100
Acquisitions and originations	6,566	4,733	11,299	2,504	13,803
Capitalized interest and premium/discount amortization	1,165	1,110	2,275	693	2,968
Consolidations to third parties	(2,081)	(1,610)	(3,691)	(111)	(3,802)
Distribution of SLM BankCo	(495)	(885)	(1,380)	(7,204)	(8,584)
Repayments and other	(4,111)	(4,459)	(8,570)	(3,598)	(12,168)

Ending balance	$41,065	$63,456	$104,521	$29,796	$134,317

	Year Ended December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$44,289	$81,323	$125,612	$36,934	$162,546
Acquisitions and originations	413	323	736	3,819	4,555
Capitalized interest and premium/discount amortization	1,203	1,120	2,323	756	3,079
Consolidations to third parties	(1,525)	(1,001)	(2,526)	(94)	(2,620)
Sales(1)	(102)	(12,147)	(12,249)	(61)	(12,310)
Repayments and other	(4,257)	(5,051)	(9,308)	(3,842)	(13,150)

Ending balance	$40,021	$64,567	$104,588	$37,512	$142,100

	Year Ended December 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$50,440	$87,690	$138,130	$36,290	$174,420
Acquisitions and originations	2,764	903	3,667	3,386	7,053
Capitalized interest and premium/discount amortization	1,373	1,443	2,816	1,029	3,845
Consolidations to third parties	(5,049)	(2,803)	(7,852)	(73)	(7,925)
Sales	(530)	—	(530)	—	(530)
Repayments and other	(4,709)	(5,910)	(10,619)	(3,698)	(14,317)

Ending balance	$44,289	$81,323	$125,612	$36,934	$162,546

(1)	Includes $12.0 billion of student loans in connection with the sale of Residual Interests in FFELP Loan securitization trusts.

Student Loan Activity — “Core Earnings” Basis

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$39,499	$63,664	$103,163	$31,006	$134,169
Acquisitions and originations	6,567	4,732	11,299	1,624	12,923
Capitalized interest and premium/discount amortization	1,158	1,099	2,257	661	2,918
Consolidations to third parties	(2,074)	(1,605)	(3,679)	(103)	(3,782)
Repayments and other	(4,085)	(4,434)	(8,519)	(3,392)	(11,911)

Ending balance	$41,065	$63,456	$104,521	$29,796	$134,317

	Year Ended December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$43,932	$80,640	$124,572	$31,486	$156,058
Acquisitions and originations	192	64	256	2,432	2,688
Capitalized interest and premium/discount amortization	1,186	1,089	2,275	644	2,919
Consolidations to third parties	(1,511)	(986)	(2,497)	(79)	(2,576)
Sales(1)	(102)	(12,147)	(12,249)	(61)	(12,310)
Repayments and other	(4,198)	(4,996)	(9,194)	(3,416)	(12,610)

Ending balance	$39,499	$63,664	$103,163	$31,006	$134,169

	Year Ended December 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$50,423	$87,468	$137,891	$31,227	$169,118
Acquisitions and originations	2,419	429	2,848	2,641	5,489
Capitalized interest and premium/discount amortization	1,368	1,424	2,792	952	3,744
Consolidations to third parties	(5,045)	(2,789)	(7,834)	(58)	(7,892)
Sales	(531)	—	(531)	—	(531)
Repayments and other	(4,702)	(5,892)	(10,594)	(3,276)	(13,870)

Ending balance	$43,932	$80,640	$124,572	$31,486	$156,058

(1)	Includes $12.0 billion of student loans in connection with the sale of Residual Interests in FFELP Loan securitization trusts.

Student Loan Allowance for Loan Losses Activity — GAAP Basis

	December 31, 2014			December 31, 2013			December 31, 2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$119	$2,097	$2,216	$159	$2,171	$2,330	$187	$2,171	$2,358
Less:
Charge-offs(1)	(60)	(717)	(777)	(78)	(878)	(956)	(92)	(1,037)	(1,129)
Student loan sales	—	—	—	(14)	—	(14)	(8)	—	(8)
Distribution of SLM BankCo	(6)	(69)	(75)	—	—	—	—	—	—
Plus:
Provision for loan losses	40	588	628	52	787	839	72	1,008	1,080
Reclassification of interest reserve(2)	—	17	17	—	17	17	—	29	29

Ending balance	$93	$1,916	$2,009	$119	$2,097	$2,216	$159	$2,171	$2,330

Percent of total	5%	95%	100%	5%	95%	100%	7%	93%	100%

Troubled debt restructuring(3)	—	10,205	10,205	—	8,949	8,949	—	7,294	7,294

	December 31, 2011			December 31, 2010
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Balance at beginning of period	$189	$2,022	$2,211	$186	$1,967	$2,153
Less:
Charge-offs(1)	(78)	(1,072)	(1,150)	(87)	(1,291)	(1,378)
Student loan sales	(10)	—	(10)	(8)	—	(8)
Plus:
Provision for loan losses	86	1,179	1,265	98	1,298	1,396
Reclassification of interest reserve(2)	—	42	42	—	48	48

Ending balance	$187	$2,171	$2,358	$189	$2,022	$2,211

Percent of total	8%	92%	100%	9%	91%	100%

Troubled debt restructuring(3)	—	5,249	5,249	$—	$439	$439

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See the section titled “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Represents the recorded investment of loans identified as troubled debt restructuring.

Student Loan Allowance for Loan Losses Activity — “Core Earnings” Basis

	December 31, 2014			December 31, 2013			December 31, 2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$113	$2,035	$2,148	$155	$2,106	$2,261	$187	$2,102	$2,289
Less:
Charge-offs(1)	(60)	(717)	(777)	(76)	(878)	(954)	(92)	(1,037)	(1,129)
Student loan sales	—	—	—	(14)	—	(14)	(8)	—	(8)
Plus:
Provision for loan losses	40	539	579	48	722	770	68	946	1,014
Reclassification of interest reserve(2)	—	17	17	—	17	17	—	29	29
Other transactions	—	42	42	—	68	68	—	66	66

Ending balance	$93	$1,916	$2,009	$113	$2,035	$2,148	$155	$2,106	$2,261

Percent of total	5%	95%	100%	5%	95%	100%	7%	93%	100%

Troubled debt restructuring(3)	—	10,205	10,205	—	8,949	8,949	—	7,294	7,294

	December 31, 2011			December 31, 2010
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Balance at beginning of period	$189	$1,972	$2,161	$161	$1,928	$2,089
Less:
Charge-offs(1)	(78)	(1,072)	(1,150)	(88)	(1,291)	(1,379)
Student loan sales	(10)	—	(10)	—	—	—
Plus:
Provision for loan losses	86	1,094	1,180	99	1,240	1,339
Reclassification of interest reserve(2)	—	42	42	—	46	46
Other transactions	—	66	66	17	49	66

Ending balance	$187	$2,102	$2,289	$189	$1,972	$2,161

Percent of total	8%	92%	100%	9%	91%	100%

Troubled debt restructuring(3)	—	5,249	5,249	$—	$439	$439

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See the section titled “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Represents the recorded investment of loans identified as troubled debt restructuring.

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP Basis

	FFELP Loan Delinquencies
	December 31,
	2014		2013		2012
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$10,861		$13,678		$17,702
Loans in forbearance(2)	14,366		13,490		15,902
Loans in repayment and percentage of each status:
Loans current	65,221	83.4%	63,330	82.8%	75,499	83.2%
Loans delinquent 31-60 days(3)	3,942	5.0	3,746	4.9	4,710	5.2
Loans delinquent 61-90 days(3)	2,451	3.1	2,207	2.9	2,788	3.1
Loans delinquent greater than 90 days(3)	6,597	8.5	7,221	9.4	7,734	8.5

Total FFELP Loans in repayment	78,211	100%	76,504	100%	90,731	100%

Total FFELP Loans, gross	103,438		103,672		124,335
FFELP Loan unamortized premium	1,176		1,035		1,436

Total FFELP Loans	104,614		104,707		125,771
FFELP Loan allowance for losses	(93)		(119)		(159)

FFELP Loans, net	$104,521		$104,588		$125,612

Percentage of FFELP Loans in repayment		75.6%		73.8%		73.0%

Delinquencies as a percentage of FFELP Loans in repayment		16.6%		17.2%		16.8%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.5%		15.0%		14.9%

(1)

Loans for customers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for customers who have requested and qualify for other permitted program deferments such as military, unemployment, or economic hardship.

(2)

Loans for customers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

FFELP Loan Delinquencies and Forbearance — “Core Earnings” Basis

	FFELP Loan Delinquencies
	December 31,
	2014		2013		2012
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$10,861		$13,546		$17,594
Loans in forbearance(2)	14,366		13,219		15,737
Loans in repayment and percentage of each status:
Loans current	65,221	83.4%	62,663	83.0%	74,997	83.4%
Loans delinquent 31-60 days(3)	3,942	5.0	3,665	4.9	4,634	5.2
Loans delinquent 61-90 days(3)	2,451	3.1	2,152	2.8	2,740	3.0
Loans delinquent greater than 90 days(3)	6,597	8.5	7,000	9.3	7,590	8.4

Total FFELP Loans in repayment	78,211	100%	75,480	100%	89,961	100%

Total FFELP Loans, gross	103,438		102,245		123,292
FFELP Loan unamortized premium	1,176		1,031		1,435

Total FFELP Loans	104,614		103,276		124,727
FFELP Loan allowance for losses	(93)		(113)		(155)

FFELP Loans, net	$104,521		$103,163		$124,572

Percentage of FFELP Loans in repayment		75.6%		73.8%		73.0%

Delinquencies as a percentage of FFELP Loans in repayment		16.6%		17.0%		16.6%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.5%		14.9%		14.9%

(1)

Loans for customers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for customers who have requested and qualify for other permitted program deferments such as military, unemployment, or economic hardship.

(2)

Loans for customers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP Basis

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Allowance at beginning of period	$119	$159	$187
Provision for FFELP Loan losses	40	52	72
Charge-offs	(60)	(78)	(92)
Student loan sales	—	(14)	(8)
Distribution of SLM BankCo	(6)	—	—

Allowance at end of period	$93	$119	$159

Charge-offs as a percentage of average loans in repayment	.08%	.10%	.10%
Allowance as a percentage of the ending total loans, gross	.09%	.12%	.13%
Allowance as a percentage of ending loans in repayment	.12%	.16%	.18%
Allowance coverage of charge-offs	1.5	1.5	1.7
Ending total loans, gross	$103,438	$103,672	$124,335
Average loans in repayment	$72,829	$80,822	$91,653
Ending loans in repayment	$78,211	$76,504	$90,731

Allowance for FFELP Loan Losses — “Core Earnings” Basis

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Allowance at beginning of period	$113	$155	$187
Provision for FFELP Loan losses	40	48	68
Charge-offs	(60)	(76)	(92)
Student loan sales	—	(14)	(8)

Allowance at end of period	$93	$113	$155

Charge-offs as a percentage of average loans in repayment	.08%	.09%	.10%
Allowance as a percentage of the ending total loans, gross	.09%	.11%	.13%
Allowance as a percentage of ending loans in repayment	.12%	.15%	.17%
Allowance coverage of charge-offs	1.6	1.5	1.7
Ending total loans, gross	$103,438	$102,245	$123,292
Average loans in repayment	$72,499	$79,977	$91,258
Ending loans in repayment	$78,211	$75,480	$89,961

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP Basis

	Private Education Loan Delinquencies
	December 31,
	2014		2013		2012
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,053		$6,528		$5,904
Loans in forbearance(2)	1,059		1,102		1,136
Loans in repayment and percentage of each status:
Loans current	24,761	91.9%	28,768	91.7%	28,575	90.7%
Loans delinquent 31-60 days(3)	734	2.7	802	2.6	1,012	3.2
Loans delinquent 61-90 days(3)	436	1.6	513	1.6	481	1.5
Loans delinquent greater than 90 days(3)	1,018	3.8	1,287	4.1	1,446	4.6

Total Private Education Loans in repayment	26,949	100%	31,370	100%	31,514	100%

Total Private Education Loans, gross	31,061		39,000		38,554
Private Education Loan unamortized discount	(594)		(704)		(796)

Total Private Education Loans	30,467		38,296		37,758
Private Education Loan receivable for partially charged-off loans	1,245		1,313		1,347
Private Education Loan allowance for losses	(1,916)		(2,097)		(2,171)

Private Education Loans, net	$29,796		$37,512		$36,934

Percentage of Private Education Loans in repayment		86.8%		80.4%		81.7%

Delinquencies as a percentage of Private Education Loans in repayment		8.1%		8.3%		9.3%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.8%		3.4%		3.5%

Loans in repayment with more than 12 payments made		91.5%		84.3%		77.9%

Percentage of Private Education Loans with a cosigner		64%		67%		65%

Average FICO at origination		719		722		720

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Delinquencies and Forbearance — “Core Earnings” Basis

	Private Education Loan Delinquencies
	December 31,
	2014		2013		2012
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,053		$3,954		$4,155
Loans in forbearance(2)	1,059		1,085		1,127
Loans in repayment and percentage of each status:
Loans current	24,761	91.9%	24,835	90.7%	24,869	89.6%
Loans delinquent 31-60 days(3)	734	2.7	773	2.8	978	3.5
Loans delinquent 61-90 days(3)	436	1.6	503	1.8	471	1.7
Loans delinquent greater than 90 days(3)	1,018	3.8	1,287	4.7	1,446	5.2

Total Private Education Loans in repayment	26,949	100%	27,398	100%	27,764	100%

Total Private Education Loans, gross	31,061		32,437		33,046
Private Education Loan unamortized discount	(594)		(709)		(801)

Total Private Education Loans	30,467		31,728		32,245
Private Education Loan receivable for partially charged-off loans	1,245		1,313		1,347
Private Education Loan allowance for losses	(1,916)		(2,035)		(2,106)

Private Education Loans, net	$29,796		$31,006		$31,486

Percentage of Private Education Loans in repayment		86.8%		84.5%		84.0%

Delinquencies as a percentage of Private Education Loans in repayment		8.1%		9.3%		10.4%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.8%		3.8%		3.9%

Loans in repayment with more than 12 payments made		91.5%		88.7%		80.8%

Percentage of Private Education Loans with a cosigner		64%		63%		60%

Average FICO at origination		719		717		715

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses — GAAP Basis

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Allowance at beginning of period	$2,097	$2,171	$2,171
Provision for Private Education Loan losses	588	787	1,008
Charge-offs(1)	(717)	(878)	(1,037)
Reclassification of interest reserve(2)	17	17	29
Distribution of SLM BankCo	(69)	—	—

Allowance at end of period	$1,916	$2,097	$2,171

Charge-offs as a percentage of average loans in repayment	2.5%	2.8%	3.4%
Allowance as a percentage of the ending total loans	5.9%	5.2%	5.4%
Allowance as a percentage of ending loans in repayment	7.1%	6.7%	6.9%
Average coverage of charge-offs	2.7	2.4	2.1
Ending total loans(3)	$32,306	$40,313	$39,901
Average loans in repayment	$28,577	$31,556	$30,750
Ending loans in repayment	$26,949	$31,370	$31,514

Allowance for Private Education Loan Losses — “Core Earnings” Basis

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Allowance at beginning of period	$2,035	$2,106	$2,102
Provision for Private Education Loan losses	539	722	946
Charge-offs(1)	(717)	(878)	(1,037)
Reclassification of interest reserve(2)	17	17	29
Other transactions	42	68	66

Allowance at end of period	$1,916	$2,035	$2,106

Charge-offs as a percentage of average loans in repayment	2.6%	3.1%	3.9%
Allowance as a percentage of the ending total loans	5.9%	6.0%	6.1%
Allowance as a percentage of ending loans in repayment	7.1%	7.4%	7.6%
Average coverage of charge-offs	2.7	2.3	2.0
Ending total loans(3)	$32,306	$33,750	$34,393
Average loans in repayment	$27,145	$27,966	$26,831
Ending loans in repayment	$26,949	$27,398	$27,764

(1)

Charge-offs are reported net of expected recoveries. The expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See the section titled “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following tables provide the detail for our traditional and non-traditional Private Education Loans for the respective years ended.

GAAP Basis:

	December 31, 2014			December 31, 2013			December 31, 2012
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$29,302	$3,004	$32,306	$36,940	$3,373	$40,313	$36,144	$3,757	$39,901
Ending loans in repayment	24,815	2,134	26,949	29,083	2,287	31,370	28,930	2,584	31,514
Private Education Loan allowance for loan losses	1,515	401	1,916	1,592	505	2,097	1,637	534	2,171
Charge-offs as a percentage of average loans in repayment	2.1%	7.7%	2.5%	2.3%	9.1%	2.8%	2.7%	10.9%	3.4%
Allowance as a percentage of ending total loans	5.2%	13.3%	5.9%	4.3%	15.0%	5.2%	4.5%	14.2%	5.4%
Allowance as a percentage of ending loans in repayment	6.1%	18.8%	7.1%	5.5%	22.1%	6.7%	5.7%	20.7%	6.9%
Average coverage of charge-offs	2.8	2.4	2.7	2.4	2.3	2.4	2.2	1.9	2.1
Delinquencies as a percentage of Private Education Loans in repayment	7.3%	18.1%	8.1%	7.2%	21.7%	8.3%	8.1%	23.4%	9.3%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	3.3%	9.5%	3.8%	3.5%	12.0%	4.1%	3.9%	12.6%	4.6%
Loans in forbearance as a percentage of loans in repayment and forbearance	3.6%	5.5%	3.8%	3.2%	5.5%	3.4%	3.3%	5.1%	3.5%
Loans that entered repayment during the period(2)	$959	$30	$989	$2,906	$81	$2,987	$3,336	$194	$3,530
Percentage of Private Education Loans with a cosigner	67%	32%	64%	70%	31%	67%	68%	30%	65%
Average FICO at origination	727	626	719	729	625	722	728	624	720

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

	December 31, 2011			December 31, 2010
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$35,233	$4,101	$39,334	$34,177	$4,395	$38,572
Ending loans in repayment	27,467	2,718	30,185	25,043	2,809	27,852
Private Education Loan allowance for loan losses	1,542	629	2,171	1,231	791	2,022
Charge-offs as a percentage of average loans in repayment	2.8%	12.3%	3.7%	3.6%	16.8%	5.0%
Allowance as a percentage of ending total loans	4.4%	15.3%	5.5%	3.6%	18.0%	5.2%
Allowance as a percentage of ending loans in repayment	5.6%	23.1%	7.2%	4.9%	28.2%	7.3%
Allowance coverage of charge-offs	2.1	1.9	2.0	1.5	1.7	1.6
Delinquencies as a percentage of Private Education Loans in repayment	8.6%	26.0%	10.1%	8.8%	27.4%	10.6%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	4.0%	13.6%	4.9%	4.2%	15.0%	5.3%
Loans in forbearance as a percentage of loans in repayment and forbearance	4.2%	6.6%	4.4%	4.4%	6.1%	4.6%
Loans that entered repayment during the period(2)	$4,886	$345	$5,231	$6,451	$553	$7,004
Percentage of Private Education Loans with a cosigner	65%	29%	62%	63%	28%	59%
Average FICO at origination	726	624	717	725	623	715

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

“Core Earnings” Basis:

	December 31, 2014			December 31, 2013			December 31, 2012
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$29,302	$3,004	$32,306	$30,430	$3,320	$33,750	$30,711	$3,682	$34,393
Ending loans in repayment	24,815	2,134	26,949	25,144	2,254	27,398	25,224	2,540	27,764
Private Education Loan allowance for loan losses	1,515	401	1,916	1,537	498	2,035	1,579	527	2,106
Charge-offs as a percentage of average loans in repayment	2.2%	7.7%	2.6%	2.6%	9.2%	3.1%	3.1%	11.1%	3.9%
Allowance as a percentage of ending total loans	5.2%	13.3%	5.9%	5.0%	15.0%	6.0%	5.1%	14.3%	6.1%
Allowance as a percentage of ending loans in repayment	6.1%	18.8%	7.1%	6.1%	22.1%	7.4%	6.3%	20.7%	7.6%
Average coverage of charge-offs	2.8	2.4	2.7	2.3	2.2	2.3	2.1	1.8	2.0
Delinquencies as a percentage of Private Education Loans in repayment	7.3%	18.1%	8.1%	8.2%	21.9%	9.3%	9.0%	23.7%	10.4%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	3.3%	9.5%	3.8%	4.0%	12.2%	4.7%	4.4%	12.8%	5.2%
Loans in forbearance as a percentage of loans in repayment and forbearance	3.6%	5.5%	3.8%	3.7%	5.6%	3.8%	3.8%	5.2%	3.9%
Loans that entered repayment during the period(2)	$561	$27	$588	$896	$61	$957	$1,817	$155	$1,972
Percentage of Private Education Loans with a cosigner	67%	32%	64%	66%	31%	63%	64%	30%	60%
Average FICO at origination	727	626	719	726	626	717	724	625	715

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

	December 31, 2011			December 31, 2010
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$30,176	$3,985	$34,161	$29,774	$4,243	$34,017
Ending loans in repayment	23,273	2,662	25,935	21,914	2,758	24,672
Private Education Loan allowance for loan losses	1,486	616	2,102	1,192	780	1,972
Charge-offs as a percentage of average loans in repayment	3.3%	12.5%	4.3%	4.0%	16.9%	5.5%
Allowance as a percentage of ending total loans	4.9%	15.5%	6.2%	4.0%	18.4%	5.8%
Allowance as a percentage of ending loans in repayment	6.4%	23.2%	8.1%	5.4%	28.3%	8.0%
Allowance coverage of charge-offs	2.0	1.8	2.0	1.4	1.7	1.5
Delinquencies as a percentage of Private Education Loans in repayment	9.8%	26.4%	11.5%	9.8%	27.8%	11.8%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	4.7%	13.9%	5.6%	4.8%	15.3%	6.0%
Loans in forbearance as a percentage of loans in repayment and forbearance	4.9%	6.7%	5.1%	5.0%	6.2%	5.1%
Loans that entered repayment during the period(2)	$2,762	$285	$3,047	$3,886	$481	$4,367
Percentage of Private Education Loans with a cosigner	61%	29%	57%	60%	29%	56%
Average FICO at origination	723	624	713	722	624	712

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

As part of determining the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2007 and 2014 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. There was $385 million and $336 million in the allowance for Private Education Loan losses at December 31, 2014 and 2013, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans (see “Private Education Loans Segment — Private Education Loan Provision for Loan Losses” for a further discussion).

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans (GAAP-basis and “Core Earnings”-basis are the same).

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Receivable at beginning of period	$1,313	$1,347	$1,241
Expected future recoveries of current period defaults(1)	233	290	351
Recoveries(2)	(215)	(230)	(189)
Charge-offs(3)	(86)	(94)	(56)

Receivable at end of period	1,245	1,313	1,347
Allowance for estimated recovery shortfalls(4)	(385)	(336)	(198)

Net receivable at end of period	$860	$977	$1,149

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $1.9 billion, $2.1 billion and $2.2 billion overall allowance for Private Education Loan losses as of December 31, 2014, 2013 and 2012, respectively.

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

The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was received). As indicated in the tables, the percentage of loans that are delinquent greater than 90 days or that are in forbearance status decreases the longer the loans have been in active repayment status.

At December 31, 2014, loans in forbearance status as a percentage of loans in repayment and forbearance were 10.3 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.4 percent for loans that have been in active repayment status for more than 48 months. Approximately 57 percent of our Private Education Loans in forbearance status have been in active repayment status less than 25 months.

At December 31, 2014, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 9.5 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.6 percent for loans that have been in active repayment status for more than 48 months. Approximately 49 percent of our Private Education Loans in repayment that are delinquent greater than 90 days status have been in active repayment status less than 25 months.

GAAP Basis:

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
December 31, 2014	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,053	$3,053
Loans in forbearance	438	168	148	121	184	—	1,059
Loans in repayment — current	1,732	2,586	3,734	3,982	12,727	—	24,761
Loans in repayment — delinquent 31-60 days	163	122	124	107	218	—	734
Loans in repayment — delinquent 61-90 days	102	81	78	62	113	—	436
Loans in repayment — delinquent greater than 90 days	299	204	175	132	208	—	1,018

Total	$2,734	$3,161	$4,259	$4,404	$13,450	$3,053	31,061

Unamortized discount							(594)
Receivable for partially charged-off loans							1,245
Allowance for loan losses							(1,916)

Total Private Education Loans, net							$29,796

Loans in forbearance as a percentage of loans in repayment and forbearance	16.0%	5.3%	3.5%	2.7%	1.4%	—%	3.8%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	13.0%	6.8%	4.3%	3.1%	1.6%	—%	3.8%

Charge-offs as a percentage of loans in repayment	8.8%	3.3%	2.2%	1.5%	.9%	—%	2.5%

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
December 31, 2013	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,528	$6,528
Loans in forbearance	504	188	165	106	139	—	1,102
Loans in repayment — current	4,093	4,743	4,858	4,621	10,453	—	28,768
Loans in repayment — delinquent 31-60 days	196	165	149	113	179	—	802
Loans in repayment — delinquent 61-90 days	149	106	94	65	99	—	513
Loans in repayment — delinquent greater than 90 days	482	264	216	135	190	—	1,287

Total	$5,424	$5,466	$5,482	$5,040	$11,060	$6,528	39,000

Unamortized discount							(704)
Receivable for partially charged-off loans							1,313
Allowance for loan losses							(2,097)

Total Private Education Loans, net							$37,512

Loans in forbearance as a percentage of loans in repayment and forbearance	9.3%	3.4%	3.0%	2.1%	1.3%	—%	3.4%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	9.8%	5.0%	4.1%	2.7%	1.7%	—%	4.1%

Charge-offs as a percentage of loans in repayment	8.7%	2.4%	1.7%	1.1%	.8%	—%	2.8%

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
December 31, 2012	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,904	$5,904
Loans in forbearance	602	195	149	83	107	—	1,136
Loans in repayment — current	5,587	5,316	5,325	4,398	7,949	—	28,575
Loans in repayment — delinquent 31-60 days	387	193	164	107	161	—	1,012
Loans in repayment — delinquent 61-90 days	213	92	73	41	62	—	481
Loans in repayment — delinquent greater than 90 days	781	261	183	96	125	—	1,446

Total	$7,570	$6,057	$5,894	$4,725	$8,404	$5,904	38,554

Unamortized discount							(796)
Receivable for partially charged-off loans							1,347
Allowance for loan losses							(2,171)

Total Private Education Loans, net							$36,934

Loans in forbearance as a percentage of loans in repayment and forbearance	8.0%	3.2%	2.5%	1.8%	1.3%	—%	3.5%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	11.2%	4.4%	3.2%	2.1%	1.5%	—%	4.6%

Charge-offs as a percentage of loans in repayment	9.5%	2.2%	1.4%	1.0%	.8%	—%	3.4%

“Core Earnings” Basis:

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
December 31, 2014	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,053	$3,053
Loans in forbearance	438	168	148	121	184	—	1,059
Loans in repayment — current	1,732	2,586	3,734	3,982	12,727	—	24,761
Loans in repayment — delinquent 31-60 days	163	122	124	107	218	—	734
Loans in repayment — delinquent 61-90 days	102	81	78	62	113	—	436
Loans in repayment — delinquent greater than 90 days	299	204	175	132	208	—	1,018

Total	$2,734	$3,161	$4,259	$4,404	$13,450	$3,053	31,061

Unamortized discount							(594)
Receivable for partially charged-off loans							1,245
Allowance for loan losses							(1,916)

Total Private Education Loans, net							$29,796

Loans in forbearance as a percentage of loans in repayment and forbearance	16.0%	5.3%	3.5%	2.7%	1.4%	—%	3.8%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	13.0%	6.8%	4.3%	3.1%	1.6%	—%	3.8%

Charge-offs as a percentage of loans in repayment	11.2%	3.8%	2.3%	1.5%	.9%	—%	2.6%

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
December 31, 2013	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,954	$3,954
Loans in forbearance	493	186	163	105	138	—	1,085
Loans in repayment — current	2,274	3,673	4,197	4,268	10,423	—	24,835
Loans in repayment — delinquent 31-60 days	183	159	142	111	178	—	773
Loans in repayment — delinquent 61-90 days	144	104	92	64	99	—	503
Loans in repayment — delinquent greater than 90 days	482	263	216	135	191	—	1,287

Total	$3,576	$4,385	$4,810	$4,683	$11,029	$3,954	32,437

Unamortized discount							(709)
Receivable for partially charged-off loans							1,313
Allowance for loan losses							(2,035)

Total Private Education Loans, net							$31,006

Loans in forbearance as a percentage of loans in repayment and forbearance	13.8%	4.2%	3.4%	2.2%	1.2%	—%	3.8%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	15.6%	6.3%	4.6%	3.0%	1.8%	—%	4.7%

Charge-offs as a percentage of loans in repayment	12.0%	3.1%	1.9%	1.2%	.8%	—%	3.1%

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
December 31, 2012	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,155	$4,155
Loans in forbearance	597	192	148	83	107	—	1,127
Loans in repayment — current	3,959	3,819	4,803	4,355	7,933	—	24,869
Loans in repayment — delinquent 31-60 days	372	181	158	106	161	—	978
Loans in repayment — delinquent 61-90 days	208	88	72	41	62	—	471
Loans in repayment — delinquent greater than 90 days	781	260	183	96	126	—	1,446

Total	$5,917	$4,540	$5,364	$4,681	$8,389	$4,155	33,046

Unamortized discount							(801)
Receivable for partially charged-off loans							1,347
Allowance for loan losses							(2,106)

Total Private Education Loans, net							$31,486

Loans in forbearance as a percentage of loans in repayment and forbearance	10.1%	4.2%	2.8%	1.8%	1.3%	—%	3.9%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	14.7%	6.0%	3.5%	2.1%	1.5%	—%	5.2%

Charge-offs as a percentage of loans in repayment	11.9%	2.9%	1.6%	1.0%	.8%	—%	3.9%

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of December 31, 2014.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$21,361	$4,614	$ 974	$26,949
$ in total	$24,837	$5,211	$1,013	$31,061
Payment method by enrollment status:

In-school/grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. On a “Core Earnings” basis, as of December 31, 2014 and 2013, customers in repayment owing approximately $3.2 billion (12 percent of loans in repayment) and $4.5 billion (16 percent of loans in repayment), respectively, were enrolled in the interest-only program. Of these amounts, 8 percent and 9 percent were non-traditional loans as of December 31, 2014 and 2013, respectively.

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

GAAP Basis:

	Accrued Interest Receivable As of December 31,
(Dollars in millions)	Total	Greater than 90 days Past Due	Allowance for Uncollectible Interest
2014	$612	$41	$40
2013	$1,023	$48	$66
2012	$904	$55	$67
2011	$1,018	$54	$72
2010	$1,271	$55	$94

“Core Earnings” Basis:

	Accrued Interest Receivable As of December 31,
(Dollars in millions)	Total	Greater than 90 days Past Due	Allowance for Uncollectible Interest
2014	$612	$41	$40
2013	$689	$48	$62
2012	$688	$55	$63
2011	$860	$54	$68
2010	$1,080	$56	$91

Liquidity and Capital Resources

Funding and Liquidity Risk Management

The following “Liquidity and Capital Resources” discussion concentrates on our FFELP Loans and Private Education Loans segments. Our Business Services and Other segments require minimal capital and funding. As part of the Spin-Off, Navient neither originates Private Education Loans nor maintains bank deposits and as a result, no longer has liquidity risks associated with the origination of Private Education Loans and the maintenance of bank deposits.

We define liquidity risk as the potential inability to meet our obligations when they become due without incurring unacceptable losses or invest in future asset growth and business operations at reasonable market rates. Our two primary liquidity needs are: (1) servicing our debt and (2) our ongoing ability to meet our cash needs for running the operations of our businesses (including derivative collateral requirements) throughout market cycles, including during periods of financial stress. Secondary liquidity needs, which can be adjusted as needed, include acquisitions of Private Education Loan and FFELP Loan portfolios, acquisitions of companies, the payment of common stock dividends and the repurchase of common stock under common share repurchase programs. To achieve these objectives, we analyze and monitor our liquidity needs, maintain excess liquidity and access diverse funding sources including the issuance of unsecured debt and the issuance of secured debt primarily through asset-backed securitizations and/or other financing facilities.

We define liquidity as cash and high-quality liquid assets that we can use to meet our cash requirements. Our primary liquidity risk relates to our ability to raise replacement debt at a reasonable cost as our unsecured debt matures. In addition, we must continue to obtain funding at reasonable rates to meet our other business obligations and to continue to grow our business. This ability to access the capital markets may be affected by our credit ratings, as well as the overall availability of funding sources in the marketplace. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including over-the-counter derivatives.

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

We have unsecured debt that totaled, as of December 31, 2014, approximately $17.4 billion. On April 30, 2014, three rating agencies took negative ratings actions with regard to our long-term unsecured debt ratings. The negative actions taken by the credit rating agencies were based on concerns that the Spin-Off will have a negative impact on the holders of our senior unsecured debt. According to their ratings reports, these concerns primarily focus on Navient’s loss of access to the earnings, cash flow, equity and potential market value of Sallie Mae Bank, the run-off of the FFELP Loan portfolio and the growth of other fee businesses to replace the earnings that are in run-off, refinancing risk, and the potential for new and more onerous rules and regulations. All three credit rating agencies now rate our long-term unsecured debt at below investment grade. These ratings could result in higher cost of funds, and our senior unsecured debt to trade with greater volatility. From May 1, 2014 to December 31, 2014, we issued $1.0 billion of unsecured debt at an average all-in cost of one-month LIBOR plus 3.54 percent.

We expect to fund our ongoing liquidity needs, including the repayment of $1.1 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash and investment portfolio, the predictable operating cash flows provided by operating activities ($1.7 billion in 2014), the repayment of principal on unencumbered student loan assets, the distributions from our securitization trusts (including servicing fees which are priority payments within the trusts) and the issuance of additional unsecured debt. We may also draw down on our secured FFELP and Private Education facilities or issue term ABS.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	December 31, 2014	December 31, 2013
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,449	$3,015
Unencumbered FFELP Loans	1,909	1,259

Total “Core Earnings” basis	3,358	4,274
SLM BankCo(1)	—	3,709

Total GAAP basis	$3,358	$7,983

(1)	As of December 31, 2013, includes $2.3 billion of cash and $1.4 billion of FFELP Loans.

Average Balances

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$2,066	$2,475	$2,386
Unencumbered FFELP Loans	1,810	835	691

Total “Core Earnings” basis	3,876	3,310	3,077
SLM BankCo(1)	976	2,725	1,440

Total GAAP basis	$4,852	$6,035	$4,517

(1)

For the years ended December 31, 2014, 2013 and 2012, includes $515 million, $1.6 billion and $913 million of cash, respectively, and $461 million, $1.1 billion and $527 million of FFELP Loans, respectively.

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan — other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of December 31, 2014 and 2013, the maximum additional capacity under these facilities was $13.2 billion and $10.6 billion, respectively. For the years ended December 31, 2014 and 2013, the average maximum additional capacity under these facilities was $12.2 billion and $11.1 billion, respectively.

In addition to the FFELP Loan — other facilities, liquidity may also be available from our Private Education Loan ABCP facility. This facility provides liquidity for Private Education Loan acquisitions and for the refinancing of loans presently on our balance sheet or in other short–term facilities. The maximum capacity under this facility is $1 billion and it matures in June 2015. At December 31, 2014, the available capacity under this facility was $652 million.

We also hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. Total unencumbered student loans comprised $7.3 billion of our unencumbered assets of which $5.4 billion and $1.9 billion related to Private Education Loans and FFELP Loans, respectively. At December 31, 2014, we had a total of $12.4 billion of unencumbered assets inclusive of those described above as sources of primary liquidity and exclusive of goodwill and acquired intangible assets.

For further discussion of our various sources of liquidity, our continued access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6 — Borrowings.”

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

(Dollars in billions)	December 31, 2014	December 31, 2013
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.9	$4.6
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.5	6.7
Tangible unencumbered assets(1)	12.4	23.8
Senior unsecured debt	(17.4)	(18.3)
Bank deposits	—	(8.9)
Mark-to-market on unsecured hedged debt(2)	(.9)	(.8)
Other liabilities, net	(1.7)	(1.9)

Total tangible equity — GAAP Basis	$3.8	$5.2

(1)	Excludes goodwill and acquired intangible assets.

(2)	At December 31, 2014 and 2013, there were $794 million and $612 million, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

The $1.4 billion decrease in total tangible equity from December 31, 2013 to December 31, 2014 is primarily the result of the deemed distribution of the $1.7 billion of consumer banking business net assets on April 30, 2014.

2014 Financing Transactions

During 2014, we issued $5.0 billion in FFELP ABS, $1.8 billion in Private Education Loan ABS and $1.9 billion in unsecured debt.

On January 10, 2014, we closed on a new $8.0 billion FFELP ABCP facility that matures in January 2016. This facility replaced a $5.5 billion FFELP ABCP facility which was retired in January 2014. The additional $2.5 billion will be available for FFELP acquisition or refinancing. The maximum amount that can be financed steps down to $7 billion in March 2015.

In June 2014, we closed on a new $1.0 billion Private Education Loan ABCP facility. This facility, which matures in June 2015, will be available for Private Education Loan refinancing and acquisitions.

In November 2014, we closed on a new $10.0 billion FFELP Loan ABCP facility. The facility, which matures in November 2017, will finance the acquisition of FFELP Loans, as well as provide additional liquidity to the Company.

Shareholder Distributions

We paid a $0.15 quarterly common stock dividend on March 21, 2014, June 20, 2014, September 26, 2014 and December 26, 2014. In May 2014, we authorized $400 million to be utilized in a new common share repurchase program, which was fully utilized as of December 31, 2014. During 2014, we repurchased 30.4 million shares of common stock for an aggregate purchase price of $600 million (8.3 million common shares for $200 million pre-Spin-Off, and 22.1 million common shares for $400 million post-Spin-Off). In December 2014, the Company authorized $1.0 billion to be utilized in a new common share repurchase program that is effective January 1, 2015 and does not have an expiration date.

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

We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rate and foreign exchange rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties. See “Note 7 — Derivative Financial Instruments” for more information on the amount of cash that has been received and delivered to derivative counterparties.

The table below highlights exposure related to our derivative counterparties at December 31, 2014.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$96	$129
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	65%	2%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	35%	0%

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at December 31, 2014, 2013 and 2012, and average balances and average interest rates of our “Core Earnings” basis borrowings for 2014, 2013 and 2012. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 7).

Ending Balances

	December 31, 2014			December 31, 2013			December 31, 2012
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,066	$16,311	$17,377	$2,213	$16,056	$18,269	$2,319	$15,446	$17,765

Total unsecured borrowings	1,066	16,311	17,377	2,213	16,056	18,269	2,319	15,446	17,765
Secured borrowings:
FFELP Loan securitizations	—	86,241	86,241	—	90,756	90,756	—	105,525	105,525
Private Education Loan securitizations	—	17,997	17,997	—	18,835	18,835	—	19,656	19,656
FFELP Loan — other facilities	—	15,358	15,358	4,715	5,311	10,026	11,651	4,827	16,478
Private Education Loan — other facilities	653	—	653	—	843	843	—	1,070	1,070
Other(1)	937	—	937	686	—	686	1,578	—	1,578

Total secured borrowings	1,590	119,596	121,186	5,401	115,745	121,146	13,229	131,078	144,307

Total “Core Earnings” basis	2,656	135,907	138,563	7,614	131,801	139,415	15,548	146,524	162,072
Adjustment for GAAP accounting treatment	7	959	966	6,181	4,847	11,028	4,308	5,877	10,185

GAAP balances	$2,663	$136,866	$139,529	$13,795	$136,648	$150,443	$19,856	$152,401	$172,257

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Secured borrowings comprised 87 percent of our “Core Earnings” basis debt outstanding at both December 31, 2014 and 2013.

Average Balances

	Years Ended December 31,
	2014		2013		2012
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$17,533	3.73%	$17,893	3.27%	$18,183	2.98%

Total unsecured borrowings	17,533	3.73	17,893	3.27	18,183	2.98

Secured borrowings:
FFELP Loan securitizations	88,729	.99	95,486	.99	106,493	1.08
Private Education Loan securitizations	18,347	2.00	19,770	2.03	19,322	2.10
FFELP Loan — other facilities	8,618	.81	12,890	.98	23,123	.97
Private Education Loan — other facilities	780	1.54	627	1.50	1,880	1.77
Other(1)	832	.45	1,020	.15	1,431	.22

Total secured borrowings	117,306	1.14	129,793	1.14	152,249	1.20

Total	$134,839	1.47%	$147,686	1.40%	$170,432	1.39%

“Core Earnings” average balance and rate	$134,839	1.47%	$147,686	1.40%	$170,432	1.39%
Adjustment for GAAP accounting treatment	2,952	2.50	7,726	1.84	5,796	3.45

GAAP-basis average balance and rate	$137,791	1.50%	$155,412	1.42%	$176,228	1.45%

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Contractual Cash Obligations

The following table provides a summary of our contractual principal obligations associated with long-term notes at December 31, 2014. For further discussion of these obligations, see “Note 6 — Borrowings.”

(Dollars in millions)	1 Year or Less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Long-term notes:
Senior unsecured debt	$—	$4,058	$5,240	$7,013	$16,311
Secured borrowings(1)	16,786	25,358	19,369	58,083	119,596

Total contractual cash obligations(2)	$16,786	$29,416	$24,609	$65,096	$135,907

(1)

Includes long-term beneficial interests of $104.2 billion of notes issued by consolidated VIEs in conjunction with our securitization transactions and included in long-term notes in the consolidated balance sheet. Timing of obligations is estimated based on our current projection of prepayment speeds of the securitized assets.

(2)

The aggregate principal amount of debt that matures in each period is $16.9 billion, $29.5 billion, $24.7 billion and $65.6 billion, respectively. Specifically excludes derivative market value adjustments of $1.0 billion for long-term notes. Interest obligations on notes are predominantly variable in nature, resetting monthly and quarterly based on LIBOR.

Unrecognized tax benefits were $59 million and $62 million for 2014 and 2013, respectively. For additional information, see “Note 14 — Income Taxes.”

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). “Note 2 — Significant Accounting Policies” includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. Actual results may differ from these estimates under varying assumptions or conditions. On a quarterly basis, management evaluates its estimates, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. The most significant judgments, estimates and assumptions relate to the following critical accounting policies that are discussed in more detail below.

Allowance for Loan Losses

Our Private Education Loan portfolio contains TDR and non-TDR loans. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. The allowance requirements are different based on these designations. In determining the allowance for loan losses on our non-TDR portfolio, we estimate the principal amount of loans that will default over the next two years (two years being the expected period between a loss event and default) and how much we expect to recover over time related to the defaulted amount. Expected defaults less our expected recoveries equal the allowance related to this portfolio. Our historical experience indicates that, on average, the time between the date that a customer experiences a default causing event (i.e., the loss trigger event) and the date that we charge off the unrecoverable portion of that loan is two years. Separately, for our TDR portfolio, we estimate an allowance amount sufficient to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan’s basis and the present value of expected future cash flows (which would include life-of-loan default and recovery assumptions) discounted at the loan’s original effective interest rate. See “Allowance for Private Education Loan Losses” in “Note 2 — Significant Accounting Policies.” Our TDR portfolio is comprised mostly of loans with interest rate reductions and forbearance usage greater than three months. The separate allowance estimates for our TDR and non-TDR portfolios are combined into our total allowance for Private Education Loan losses.

In estimating both the non-TDR and TDR allowance amounts, we start with historical experience of customer default behavior. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustments may be needed to those historical default rates. We also take the economic environment into consideration when calculating the allowance for loan losses. We analyze key economic statistics and the effect we expect them to have on future defaults. Key economic statistics analyzed as part of the allowance for loan losses are unemployment rates and other asset type delinquency rates. Our allowance for loan losses is estimated using an analysis of delinquent and current accounts. Our model is used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. The estimate for the allowance for loan losses is subject to a number of assumptions. If actual future performance in delinquency, charge-offs and recoveries are significantly different than estimated, this could materially affect our estimate of the allowance for loan losses and the related provision for loan losses on our income statement.

We determine the collectability of our Private Education Loan portfolio by evaluating certain risk characteristics. We consider school type, credit score (FICO), existence of a cosigner, loan status and loan seasoning as the key credit quality indicators because they have the most significant effect on our determination of the adequacy of our allowance for loan losses. The type of school customers attend can have an impact on their job prospects after graduation and therefore affects their ability to make payments. Credit scores are an indicator of the credit worthiness of a customer and the higher the credit score the more likely it is the customer will be able to make all of their contractual payments. Loan status affects the credit risk because a past due loan is more likely to result in a credit loss than an up-to-date loan. Additionally, loans in a deferred payment status have different credit risk profiles compared with those in current pay status. Loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments. The existence of a cosigner lowers the likelihood of default. We monitor and update these credit quality indicators in the analysis of the adequacy of our allowance for loan losses on a quarterly basis.

To estimate the probable credit losses incurred in the loan portfolio at the reporting date, we use historical experience of customer payment behavior in connection with the key credit quality indicators and incorporate management expectations regarding macroeconomic and collection procedure factors. Our model is based upon the most recent twelve months of actual collection experience as the starting point and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our model places a greater emphasis on the more recent default experience rather than the default experience for older historical periods, as we believe the recent default experience is more indicative of the probable losses incurred in the loan portfolio today. Similar to estimating defaults, we use historical customer payment behavior to estimate the timing and amount of future recoveries on charged-off loans. We use judgment in determining whether historical performance is representative of what we expect to collect in the future. We then apply the default and collection rate projections to each category of loans. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered. Additionally, we consider changes in laws and regulations that could potentially impact the allowance for loan losses. More judgment has been required over the last several years, compared with years prior, in light of the U.S. economy and its effect on our customers’ ability to pay their obligations. We believe that our model reflects recent customer behavior, loan performance, and collection performance, as well as expectations about economic factors.

Our collection policies allow for periods of nonpayment for customers requesting additional payment grace periods upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance status and is considered in our allowance for loan losses. The loss confirmation period is in alignment with our typical collection cycle and takes into account these periods of nonpayment.

Our allowance for Private Education Loan losses also provides for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans. At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2007 and 2014 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so.

FFELP Loans are insured as to their principal and accrued interest in the event of default subject to a Risk Sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement.

The allowance for FFELP Loan losses uses historical experience of customer default behavior and a two year loss confirmation period to estimate the credit losses incurred in the loan portfolio at the reporting date. We apply the default rate projections, net of applicable Risk Sharing, to each category for the current period to perform our quantitative calculation. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered.

Premium and Discount Amortization

The most judgmental estimate for premium and discount amortization on student loans is the Constant Prepayment Rate (“CPR”), which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. Loan consolidation, default, term extension (through deferment, forbearance or other payment modification programs) and other prepayment factors affecting our CPR estimates are affected by changes in our business strategy, changes in our competitor’s business strategies, legislative changes, interest rates and changes to the current economic and credit environment. When we determine the CPR we begin with historical prepayment rates due to consolidation activity, defaults, payoffs and term extensions. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustment may be needed to those historical prepayment rates.

In the past (prior to 2008), the consolidation of FFELP Loans and Private Education Loans significantly affected our CPRs and updating those assumptions often resulted in material adjustments to our amortization expense. As a result of the passage of HCERA in 2010, there is no longer the ability to consolidate loans under the FFELP. As a result, we do not expect to actively consolidate FFELP Loans in the future and do not currently expect others to actively consolidate our FFELP Loans. As a result, we expect CPRs related to our FFELP Loans to remain relatively stable over time, unless there is a legislative change. Some student loan companies offer private education loans which can consolidate both FFELP and Private Education Loans and we anticipate more entrants to offer similar products. We expect that in the future we may begin to consolidate FFELP and Private Education Loans as well. These products and expectations are built into the CPR assumption we use for FFELP and Private Education Loans. However, it is difficult to accurately project the timing and level at which this consolidation activity will begin and our assumption may need to be updated by a material amount in the future based on changes in the economy and marketplace. The level of defaults is a significant component of our FFELP Loan and Private Education Loan CPR. This component of the FFELP Loan and Private Education Loan CPR is estimated in the same manner as discussed in “Critical Accounting Policies and Estimates — Allowance for Loan Losses.” Recently, there has been an increase in the use of income based repayment plans with FFELP

Loans and interest rate modifications/extensions with Private Education Loans. These programs have the effect of slowing down the pay down of the loan portfolios. This continued usage of these programs is built into our CPR assumptions.

Fair Value Measurement

The most significant assumptions used in fair value measurements, including those related to credit and liquidity risk, are as follows:

1.	Derivatives — When determining the fair value of derivatives, we take into account counterparty credit risk for positions where we are exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposure for each counterparty is adjusted based on market information available for that specific counterparty, including spreads from credit default swaps. Additionally, when the counterparty has exposure to us related to our derivatives, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our own credit risk. Trusts that contain derivatives are not required to post collateral to counterparties as the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. Adjustments related to credit risk reduced the overall value of our derivatives by $18 million as of December 31, 2014. We also take into account changes in liquidity when determining the fair value of derivative positions. We adjusted the fair value of certain less liquid positions downward by approximately $73 million, to take into account a significant reduction in liquidity as of December 31, 2014, related primarily to basis swaps indexed to interest rate indices with inactive markets. A major indicator of market inactivity is the widening of the bid/ask spread in these markets. In general, the widening of counterparty credit spreads and reduced liquidity for derivative instruments as indicated by wider bid/ask spreads will reduce the fair value of derivatives. In addition, certain cross-currency interest rate swaps hedging foreign currency denominated reset rate and amortizing notes in our trusts contain extension features that coincide with the remarketing dates of the notes. The valuation of the extension feature requires significant judgment based on internally developed inputs.

2.	Student Loans — Our FFELP Loans and Private Education Loans are accounted for at cost or at the lower of cost or fair value if the loan is held-for-sale. The fair values of our student loans are disclosed in “Note 12 — Fair Value Measurements.” For both FFELP Loans and Private Education Loans accounted for at cost, fair value is determined by modeling loan level cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, the amount funded by debt versus equity, and required return on equity. In addition, the Floor Income component of our FFELP Loan portfolio is valued through discounted cash flow and option models using both observable market inputs and internally developed inputs. Significant inputs into the models are not generally market observable. They are either derived internally through a combination of historical experience and management’s qualitative expectation of future performance (in the case of prepayment speeds, default rates, and capital assumptions) or are obtained through external broker quotes (as in the case of cost of funds). When possible, market transactions are used to validate the model. In most cases, these are either infrequent or not observable.

For further information regarding the effect of our use of fair values on our results of operations, see “Note 12 — Fair Value Measurements.”

Transfers of Financial Assets and the Variable Interest Entity (“VIE”) Consolidation Model

If we have a variable interest in a Variable Interest Entity (“VIE”) and we have determined that we are the primary beneficiary of the VIE then we will consolidate the VIE. We are considered the primary beneficiary if we have both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. There can be considerable judgment that has to be used as it relates to determining the primary beneficiary of the VIEs with which we are associated. There are no “bright line” tests. Rather, the assessment of who has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and who has the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE can be very qualitative and judgmental in nature. However, based on our current relationship with our securitization trusts and other financing vehicles which are considered VIEs, we believe the assessment is more straightforward. As it relates to our securitized assets, we are the servicer of those securitized assets (which means we “have the power” to direct the activities of the trust) and we own the Residual Interest (which means we “have the loss and gain obligation that could potentially be significant to the VIE”) of the securitization trusts. As a result, we are the primary beneficiary of our securitization trusts and other financing vehicles. See “Note 2 — Significant Accounting Policies” for further details.

In 2013, we sold Residual Interests in FFELP Loan securitization trusts to third parties. We will continue to service the student loans in the trusts under existing agreements. Prior to the sale of the Residual Interests, we had consolidated the trusts as VIEs because we had met the two criteria for consolidation. We had determined we were the primary beneficiary because (1) as servicer to the trust we had the power to direct the activities of the VIE that most significantly affected its economic performance and (2) as the residual holder of the trust, we had an obligation to absorb losses or receive benefits of the trust that could potentially be significant. Upon the sale of the Residual Interests we were no longer the residual holder, thus we determined we no longer met criterion (2) above and deconsolidated the trusts.

Derivative Accounting

The most significant judgments related to derivative accounting are: (1) concluding the derivative is an effective hedge and qualifies for hedge accounting; and (2) determining the fair value of certain derivatives and hedged items. To qualify for hedge accounting a derivative must be concluded to be a highly effective hedge upon designation and on an ongoing basis. There are no “bright line” tests on what is considered a highly effective hedge. We use a historical regression analysis to prove ongoing and prospective hedge effectiveness. Although some of our valuations are more judgmental than others, we compare the fair values of our derivatives that we calculate to those provided by our counterparties on a monthly basis. We view this as a critical control which helps validate these judgments. Any significant differences with our counterparties are identified and resolved appropriately.

Risk Management

Our Approach

The loan servicing and collection services Navient provides, as well as the financial markets in which Navient operates, continue to undergo dramatic competitive, technological and regulatory changes. Identifying, understanding, and effectively managing the risks inherent in our business are critical to our continued success. Navient has risk oversight, management and assessment responsibilities assigned and documented at various levels within our organization and coordinated across our organization. We maintain comprehensive risk management practices to identify, measure, monitor, evaluate, control, and report on our significant risks.

Risk Management Philosophy

Navient’s risk management philosophy is to ensure all significant risk inherent in our business is identified, measured, monitored, evaluated, controlled and reported. In furtherance of these goals, Navient: (i) maintains a comprehensive and uniform risk management framework; (ii) follows a “three lines of defense” structure based upon: (1) accountability and ownership at the business area level for risks inherent in their activities (first line of defense); (2) supporting areas, such as Human Resources, Legal, Compliance, Finance and Accounting, Information-Technology and Information Security, monitor, guide and advise the business areas in their respective areas of expertise (second line of defense); and (3) Internal Audit reviews both business and support areas to ensure compliance with applicable laws, regulations and internal policies and procedures (third line of defense);

(iii) provides appropriate reporting tools to management and our board of directors and their respective committees; and (iv) trains our employees on our risk management processes and philosophy.

Risk Oversight, Roles and Responsibilities

The Navient board of directors and its standing committees oversee our strategic direction, including setting our risk management philosophy, tolerance and parameters; and establishing procedures for assessing the risks our businesses face as well as the risk management practices our management team develops and implements. We escalate to our board of directors any significant departures from established tolerances and parameters and review new and emerging risks with them.

Responsibility for risk management is assigned at several different levels of our organization, including our board of directors and its committees. Each business area within our organization is primarily responsible for managing its specific risks following processes and procedures developed in collaboration with our executive management team and internal risk management partners. Our Human Resources, Legal, Compliance, Finance and Accounting, Information-Technology and Information Security support areas are responsible for providing our business areas with the training, systems and specialized expertise necessary to properly perform their risk management responsibilities.

Board of Directors. Our board of directors, directly and through its standing committees, is responsible for overseeing our strategic direction and risk management approach. It approves our annual business plan, periodically reviews our strategic approach and priorities and spends significant time considering our capital requirements and our dividend and share repurchase levels and activities. Standing committees of our board of directors include Executive, Audit, Compensation and Personnel, Nominations and Governance and Finance and Operations. Charters for each committee providing their specific responsibilities and areas of risk oversight are published on our website together with the names of the directors serving on these committees.

Chief Executive Officer. Our Chief Executive Officer is responsible for establishing our risk management culture and ensuring business areas operate within risk parameters and in accordance with our annual business plan.

Chief Risk and Compliance Officer. Our Chief Risk and Compliance Officer is responsible for ensuring proper oversight, management and reporting to our board of directors and management regarding our risk management practices, the timely escalation and complete resolution of any significant risk issues and for instilling our risk management culture in our people and our practices, ensuring business areas operate within risk parameters and in accordance with our annual business plan.

Enterprise Risk Committee. Our Enterprise Risk Committee is an executive management-level committee chaired by our Chief Risk and Compliance Officer where senior management reviews our significant risks, receives periodic reports on adherence to agreed risk parameters, prioritizes and provides direction on mitigation of our risks and closure of issues and supervises the continued evolution of our enterprise risk management program. This committee also oversees our Internal Controls Excellence (“ICE”) initiative and Sarbanes-Oxley compliance and ensures any control deficiencies are identified, understood by all relevant affected parties, and have established resolution plans supported by adequate resources. Lastly, this committee evaluates risks associated with new or modified business and make recommendations regarding proposed business initiatives based on their inherent risks and controls. In addition to the Chair, committee membership includes our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Information Officer, Chief Business Development Officer and Chief Audit Officer (in a non-voting capacity). The committee meets six times per year in advance of each regularly scheduled board of directors meeting and more frequently if needed to address particular issues.

Credit and Loan Loss Committee. Our Credit and Loan Loss Committee is an executive management-level committee chaired by our Chief Risk and Compliance Officer to oversee our credit and portfolio management monitoring and strategies, the sufficiency of our loan loss reserves and current or emerging issues affecting delinquency and default trends which may result in adjustments in our allowances for loan losses.

Compliance Committee. Our Compliance Committee is an executive management-level committee chaired by our Chief Risk and Compliance Officer to oversee regulatory compliance risk management activities including compliance regulatory training, compliance regulatory change management, compliance and operational risk assessment, transactional testing and monitoring, policies and procedures, our privacy and information sharing practices and our Code of Business Conduct.

Disclosure Committee. Our Disclosure Committee reviews our periodic SEC reporting documents, earnings releases and related disclosure policies and procedures.

Critical Accounting Assumptions Committee. Our Critical Accounting Assumptions Committee oversees critical accounting assumptions, as well as key judgments and estimates involved in preparing our financial statements. These include assumptions about matters such as default, recovery and prepayment rates.

Asset and Liability Committee. Our Asset and Liability Committee oversees our investment portfolio and strategy and our compliance with our investment policy.

Operations and Information-Technology Committee. Our Operations and Information-Technology Committee oversees our business area operations and the activities of out Information-Technology support area, including Information Security.

Internal Audit Risk Assessment

Navient Internal Audit monitors our various risk management and compliance efforts, identifies areas that may require increased focus and resources, and reports significant control issues and recommendations to executive management and the Audit Committee of our board of directors. Internal Audit performs an annual risk assessment evaluating the risk of all significant components of our company and uses the results to develop an annual internal audit plan. The risk assessment process includes detailed measures of risk and formalized identification of auditable components of our company to ensure Internal Audit’s efforts are both properly focused and comprehensive.

Risk Appetite Framework

Navient’s Risk Appetite Framework establishes the level of risk we are willing to accept within each risk category in pursuit of our business strategy. Our Audit Committee of the board of directors reviews our Risk Appetite Framework annually, helping to ensure consistency in our business decisions, monitoring and reporting. Our management-level Enterprise Risk Committee monitors approved risk limits and thresholds to ensure our businesses are operating within approved risk limits. Through ongoing monitoring of risk exposures, management identifies potential risks and develops appropriate responses and mitigation strategies.

Risk Categories

Our Risk Appetite Framework segments Navient’s risks across nine domains: (1) credit; (2) market; (3) funding and liquidity; (4) compliance; (5) legal; (6) operational; (7) reputational/political; (8) governance; and (9) strategy.

Credit Risk. Credit risk is the risk to earnings or capital resulting from an obligor’s failure to meet the terms of any contract with us or otherwise fail to perform as agreed. Credit risk is found in all activities where success depends on counterparty, issuer or borrower performance.

Navient has credit or counterparty risk exposure with borrowers and cosigners of our Private Education Loans, the various counterparties with whom we have entered into derivative contracts and the various issuers with whom we make investments. Credit and counterparty risks are overseen by our Chief Risk and Compliance Officer, our Loss Forecasting staff and the management-level Credit and Loan Loss Committee. Our Chief Risk and Compliance Officer reports regularly to our board of directors and both the Finance and Operations and Audit Committees of the board.

The credit risk related to our Private Education Loans is managed within a credit risk infrastructure which includes: (i) a well-defined asset quality and collection policy framework; (ii) an ongoing monitoring and review process of portfolio concentration and trends; (iii) assignment and management of credit and loss forecasting authorities and responsibilities; and (iv) establishment of an allowance for loan losses that covers estimated losses based upon portfolio and economic analysis.

Credit risk related to derivative contracts is managed by reviewing counterparties for credit strength on an ongoing basis and through our credit policies, which place limits on our exposure with any single counterparty and, in most cases, require collateral to secure the position. Credit and counterparty risk associated with derivatives is measured based on the replacement cost if counterparties in a gain position fail to perform under the terms of the contract.

Market Risk. Market risk is the risk to earnings or capital resulting from changes in market conditions, such as interest rates, credit spreads, commodity prices or volatilities. Navient is exposed to various types of market risk, in particular the risk of loss resulting in a mismatch between the maturity/duration of assets and liabilities, interest rate risk and other risks that arise through the management of our investment, debt and student loan portfolios. Market risk exposure is managed primarily through our management-level Asset and Liability Committee, which is responsible for all risks associated with managing our assets and liabilities and recommending limits to be included in our risk appetite and investment structure. These activities are closely tied to those related to the management of our funding and liquidity risks. The Finance and Operations Committee of our board of directors periodically reviews and approves the investment, asset and liability management policies and contingency funding plans developed and administered by our Asset and Liability Committee. The Finance and Operations Committee and our Chief Financial Officer report to the full board of directors on matters of market risk management.

Funding & Liquidity Risk. Funding and liquidity risk is the risk to earnings, capital or the conduct of our business arising from the inability to meet our obligations when they become due without incurring unacceptable losses, such as the ability to fund liability maturities or invest in future asset growth and business operations at reasonable market rates. Our primary liquidity risks are any mismatch between the maturity of our assets and liabilities and the servicing of our indebtedness.

Navient’s Finance department oversees our funding and liquidity management activities and is responsible for planning and executing our funding activities and strategies, analyzing and monitoring our liquidity risk, maintaining excess liquidity and accessing diverse funding sources depending on current market conditions. Funding and liquidity risks are overseen and recommendations approved primarily through our management-level Asset and Liability Committee. The Finance and Operations Committee of our board of directors periodically reviews and approves our funding and liquidity positions and the contingency funding plan developed and administered by our Asset and Liability Committee. The Finance and Operations Committee also receives regular reports on our performance against funding and liquidity plans at each of its meetings.

Operational Risk. Operational risk is the risk to earnings resulting from inadequate or failed internal processes, people or systems or from external events. Operational risk is pervasive, existing in all business areas, functional units, legal entities and geographic locations, and it includes information technology risk, cybersecurity risk, physical security risk on tangible assets, legal/compliance risk and reputational risk.

The Finance and Operations Committee of our board of directors receives operations reports (including operating metrics and performance against annual plan) from our Chief Operating Officer at each regularly scheduled meeting. The Finance & Operations Committee also receives business development updates regarding our various business initiatives providing information and metrics about each key component of our business operations. The Audit Committee of our board of directors receives periodic information security updates and reviews operational and systems-related matters to insure their implementation produces no significant internal control issues.

Operational risk exposures are managed through a combination of business area management (first line of defense), support area oversight and expertise (second line of defense) and enterprise wide oversight. Our Chief Operating Officer is responsible for all of our business operations (servicing and collections). Management-level committees, comprised of senior managers and subject matter experts, including our Enterprise Risk Committee, Compliance Committee, Credit and Loan Loss Committee, Operations and Information-Technology Committee and Human Resources Committee, focus on particular aspects of operational risk.

Compliance, Legal and Governance Risk. Compliance risk is the risk to earnings or capital arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards. Legal risk is the risk to earnings, capital or reputation manifested by claims made through the legal system and may arise from a product or service, a transaction, a business relationship, property (real, personal or intellectual), conduct of an employee or change in law or regulation. Governance risk is the risk of not establishing and maintaining a control environment that aligns with stakeholder and regulatory expectations, including tone at the top and board performance. These risks are inherent in all of our businesses. Compliance, legal and governance risk are sub-sets of operational risk but are recognized as a separate and complementary risk category given their importance in our business. We can be exposed to these risks in key areas such as our collections or loan servicing businesses if compliance with legal and regulatory requirements is not properly implemented, documented or tested, or when an oversight program does not include appropriate audit and control features.

Reputational/Political Risk. Reputational risk is the risk to earnings or capital arising from damage to our reputation in the view of, or loss of the trust of, customers and the general public. Political risk is the closely related risk to earnings or capital arising from damage to our relationships with governmental entities, regulators and political leaders and candidates. These risks can arise due to both our own acts and omissions, and the acts and omissions of other industry participants or other third parties, and they are inherent in all of our businesses. Reputational risk and political risk are managed through a combination of business area management (first line of defense), support area oversight and expertise (second line of defense) and enterprise-wide oversight.

Strategy Risk. Strategy risk is the risk to earnings or capital arising from our potential inability to carry out successfully our strategy. This risk can arise due to both our own acts and omissions, and the acts and omissions of other industry participants or other third parties, and it is inherent in all of our businesses. Strategy risk is managed through a combination of business area management (first line of defense), support area oversight and expertise (second line of defense) and enterprise-wide oversight.

The Audit Committee of our board of directors oversees our monitoring and control of legal and compliance risks and the qualifications of employees overseeing these risk management functions. The Audit Committee annually reviews our Compliance Plan, significant breaches of our Code of Business Conduct and receives regular reports from executive management responsible for the regulatory and compliance risk management functions.

Common Stock

The following table summarizes our common share repurchases and issuances.

	Years Ended December 31,
	2014	2013	2012
Common stock repurchased(1)	30,432,689	26,987,043	58,038,239
Average purchase price per share(2)	$19.72	$22.26	$15.52
Shares repurchased related to employee stock-based compensation plans(3)	4,171,342	6,365,002	4,547,785
Average purchase price per share	$20.91	$21.76	$15.86
Common shares issued(4)	7,389,962	9,702,976	6,432,643

(1)	Common shares purchased under our share repurchase programs.

(2)	Average purchase price per share includes purchase commission costs.

(3)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(4)	Common shares issued under our various compensation and benefit plans.

Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $0.01). At December 31, 2014, 402 million shares were issued and outstanding and 33 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in “Note 11 — Stock-Based Compensation Plans and Arrangements.”

In April 2014, in connection with the Spin-Off, Old SLM retired 127 million shares of common stock held in treasury. This retirement decreased the balance in treasury stock by $2.3 billion, with corresponding decreases of $25 million in common stock and $2.3 billion in additional paid-in capital. There was no impact to total equity from this retirement.

The closing price of our common stock on December 31, 2014 was $21.61.

Dividend and Share Repurchase Program

In 2014, we paid quarterly common stock dividends of $0.15 per share, resulting in a full-year common stock dividend of $0.60 per share.

In 2012, Old SLM authorized the repurchase of up to $900 million of outstanding common stock in open market transactions and repurchased 58.0 million shares for an aggregate purchase price of $900 million. In 2013, Old SLM authorized the repurchase of up to $800 million of outstanding common stock in open market transactions and repurchased 27.0 million shares for an aggregate purchase price of $600 million.

In May 2014, Navient authorized $400 million to be utilized in a new common share repurchase program. We repurchased 30.4 million shares of common stock for $600 million in 2014 (8.3 million shares for $200 million pre-Spin-Off, and 22.1 million shares for $400 million post-Spin-Off), fully utilizing the 2013 and 2014 share repurchase programs. In December 2014, our board of directors authorized $1.0 billion to be utilized in a new common share repurchase program that is effective January 1, 2015 and does not have an expiration date.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at December 31, 2014 and 2013, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of December 31, 2014 Impact on Annual Earnings If:			As of December 31, 2013 Impact on Annual Earnings If:
	Interest Rates:		Funding Indices	Interest Rates:		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(28)	$(28)	$(319)	$9	$93	$(326)
Unrealized gains (losses) on derivative and hedging activities	143	154	3	256	427	1

Increase in net income before taxes	$115	$126	$(317)	$265	$520	$(325)

Increase in diluted earnings per common share(2)	$.28	$.31	$(.77)	$.59	$1.16	$(.72)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.
(2)	Calculated based on “increase in net income before taxes.”

	At December 31, 2014
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values
Assets
FFELP Loans	$104,419	$(486)	—%	$(977)	(1)%
Private Education Loans	29,433	—	—	—	—
Other earning assets	6,002	—	—	—	—
Other assets	6,033	(236)	(4)	(317)	(5)

Total assets gain/(loss)	$145,887	$(722)	—%	$(1,294)	(1)%

Liabilities
Interest-bearing liabilities	$136,862	$(781)	(1)%	$(2,164)	(2)%
Other liabilities	2,625	85	3	822	31

Total liabilities (gain)/loss	$139,487	$(696)	—%	$(1,342)	(1)%

	At December 31, 2013
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values
Assets
FFELP Loans	$104,481	$(566)	(1)%	$(1,126)	(1)%
Private Education Loans	37,485	—	—	—	—
Other earning assets	9,732	—	—	(1)	—
Other assets	7,711	(278)	(4)	(435)	(6)

Total assets gain/(loss)	$159,409	$(844)	(1)%	$(1,562)	(1)%

Liabilities
Interest-bearing liabilities	$147,385	$(859)	(1)%	$(2,393)	(2)%
Other liabilities	3,458	58	2	805	23

Total liabilities (gain)/loss	$150,843	$(801)	(1)%	$(1,588)	(1)%

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

During the years ended December 31, 2014 and 2013, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

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

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 25 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the December 31, 2014 and 2013 analyses is primarily the result of one-month LIBOR-indexed FFELP Loans being funded with three-month LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 7A. for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivative and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31, 2014. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP-Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$5.1	$—	$5.1
Prime	annual	.5	—	.5
Prime	quarterly	3.5	—	3.5
Prime	monthly	17.4	—	17.4
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	—	75.1	(75.1)
1-month LIBOR	monthly	9.2	38.5	(29.3)
1-month LIBOR daily	daily	98.3	—	98.3
CMT/CPI Index	monthly/quarterly	—	.6	(.6)
Non-Discrete reset(3)	monthly	—	18.0	(18.0)
Non-Discrete reset(4)	daily/weekly	6.0	.9	5.1
Fixed Rate(5)		6.1	13.2	(7.1)

Total		$146.4	$146.4	$—

(1)	FFELP Loans of $44.4 billion ($40.3 billion LIBOR index and $4.1 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate ABS and FFELP and Private Education Loan-other facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

“Core Earnings” Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$5.1	$—	$5.1
Prime	annual	.5	—	.5
Prime	quarterly	3.5	—	3.5
Prime	monthly	17.4	1.5	15.9
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	—	74.9	(74.9)
1-month LIBOR	monthly	9.2	39.9	(30.7)
1-month LIBOR	daily	98.3	—	98.3
Non-Discrete reset(3)	monthly	—	18.0	(18.0)
Non-Discrete reset(4)	daily/weekly	6.0	.9	5.1
Fixed Rate(5)		4.9	9.9	(5.0)

Total		$145.2	$145.2	$—

(1)	FFELP Loans of $17.2 billion ($15.4 billion LIBOR index and $1.8 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate ABS and FFELP and Private Education Loan-other facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life for our earning assets and liabilities at December 31, 2014.

(Averages in Years)	Weighted Average Life
Earning assets
Student loans	7.2
Other loans	7.7
Cash and investments	.1

Total earning assets	6.9

Borrowings
Short-term borrowings	.4
Long-term borrowings	6.0

Total borrowings	5.9

Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, as stated in their report which appears below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Nothing to report.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the 2015 Proxy Statement, including information appearing in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the 2015 Proxy Statement, is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the 2015 Proxy Statement, including information appearing in the sections titled “Executive Compensation” and “Director Compensation” in the 2015 Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the 2015 Proxy Statement, including information appearing in the sections titled “Equity Compensation Plan Information,” “Ownership of Common Stock” and “Ownership of Common Stock by Directors and Executive Officers” in the 2015 Proxy Statement, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2015 Proxy Statement, including information appearing under “Other Matters — Certain Relationships and Transactions” and “Corporate Governance” in the 2015 Proxy Statement, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information contained in the 2015 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm” in the 2015 Proxy Statement, is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a)   1.  Financial Statements

A. The following consolidated financial statements of Navient Corporation and the Report of the Independent Registered Public Accounting Firm thereon are included in Item 8 above:

2.  Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.  Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

We will furnish at cost a copy of any exhibit filed with or incorporated by reference into this Annual Report on Form 10-K. Oral or written requests for copies of any exhibits should be directed to the Secretary.

4.  Appendices

Appendix A — Federal Family Education Loan Program

(b)  Exhibits

2.1	The Agreement and Plan of Merger, dated as of October 16, 2014, between Navient Corporation and Navient, LLC (incorporated by reference to Exhibit 2.1 to Navient Corporation’s Current Report on Form 8-K filed on October 17, 2014).

3.1	Amended and Restated Certificate of Incorporation of Navient Corporation (incorporated by reference to Exhibit 3.1 of Amendment No. 3 to Navient Corporation’s Registration Statement on Form 10 (File No. 001-36228) filed on March 27, 2014).

3.2	Amended and Restated By-Laws of Navient Corporation (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to Navient Corporation’s Registration Statement on Form 10 (File No. 001-36228) filed on March 27, 2014).

4.1	The Second Supplemental Indenture, dated as of October 16, 2014, between Navient Corporation and Deutsche Trust Company Limited, as trustee (incorporated by reference to Exhibit 4.1 to Navient Corporation’s Current Report on Form 8-K filed on October 17, 2014).

4.2	The Eighth Supplemental Indenture, dated as of October 16, 2014, between Navient Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on October 17, 2014).

10.1 †	Navient Corporation Executive Severance Plan of Senior Officers (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Current Report on Form 8-K filed on August 19, 2014).

10.2†	Navient Corporation Change in Control Severance Plan of Senior Officers (incorporated by reference to Exhibit 10.2 to Navient Corporation’s Current Report on Form 8-K filed on August 19, 2014).

10.3†	Navient Deferred Compensation Plan, as amended and restated effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Current Report on Form 8-K filed on December 23, 2014).

10.4†	Navient Supplemental 401(k) Savings Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-195536) filed on April 28, 2014).

10.5†	Navient Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-195539) filed on April 28, 2014).

10.6†*	Navient Deferred Compensation Plan for Directors, as amended and restated effective November 1, 2014.

10.7†	Navient Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-195538) filed on April 28, 2014).

10.8†	Navient Corporation 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-195529) filed on April 28, 2014).

10.9†	Navient Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-195533) filed on April 28, 2014).

10.10†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2012 PSU Conversion (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.11†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2013 PSU Conversion (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.12†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2014 (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.13†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Two-Year Restriction) — 2014 (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.14†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Three-Year Restriction) — 2014 (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.15†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options—2014 (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.16†	Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet for John F. Remondi — 2013 (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.17†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2013 (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.18†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2013 (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.19†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2012 (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.20†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Two-Year Restriction) — 2012 (incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.21†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Three-Year Restriction) — 2012 (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.22†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2012 (incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.23†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2011 (incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.24†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2010 (incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.25†	Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement for John M. Kane — 2008 (incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.26†	Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement for Timothy J. Hynes — 2008 (incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.27†	Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Notice for John F. Remondi — 2008 (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.28†	Navient Corporation 2014 Omnibus Incentive Plan, Additional Stock Option Notice for John F. Remondi — 2008 (incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.29†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Award Agreement — 2014 (incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.30†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2013 (incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.31†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2012 (incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.32†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2011 (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.33†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2010 (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.34†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2009 (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.35†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2008 (incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.36†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2007 (incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.37†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2006 (incorporated by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.38†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2005 (incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 27, 2015

NAVIENT CORPORATION

By:	/S/ JOHN F. REMONDI
John F. Remondi President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN F. REMONDI John F. Remondi	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015

/S/ SOMSAK CHIVAVIBUL Somsak Chivavibul	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2015

/S/ WILLIAM M. DIEFENDERFER, III William M. Diefenderfer, III	Chairman of the Board of Directors	February 27, 2015

/S/ JOHN K. ADAMS, JR. John K. Adams, Jr.	Director	February 27, 2015

/S/ ANN TORRE BATES Ann Torre Bates	Director	February 27, 2015

/S/ ANNA ESCOBEDO CABRAL Anna Escobedo Cabral	Director	February 27, 2015

/S/ DIANE SUITT GILLELAND Diane Suitt Gilleland	Director	February 27, 2015

/S/ KATHERINE A. LEHMAN Katherine A. Lehman	Director	February 27, 2015

/S/ LINDA A. MILLS Linda A. Mills	Director	February 27, 2015

/S/ BARRY A. MUNITZ Barry A. Munitz	Director	February 27, 2015

/S/ STEVEN L. SHAPIRO Steven L. Shapiro	Director	February 27, 2015

/S/ JANE J. THOMPSON Jane J. Thompson	Director	February 27, 2015

/S/ LAURA S. UNGER Laura S. Unger	Director	February 27, 2015

/S/ BARRY L. WILLIAMS Barry L. Williams	Director	February 27, 2015

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Navient Corporation:

We have audited Navient Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, change in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Navient Corporation:

We have audited the accompanying consolidated balance sheets of Navient Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

February 27, 2015

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2014	December 31, 2013
Assets
FFELP Loans (net of allowance for losses of $93 and $119, respectively)	$104,521	$104,588
Private Education Loans (net of allowance for losses of $1,916 and $2,097, respectively)	29,796	37,512
Investments
Available-for-sale	6	109
Other	627	783

Total investments	633	892
Cash and cash equivalents	1,443	5,190
Restricted cash and investments	3,926	3,650
Goodwill and acquired intangible assets, net	369	424
Other assets	5,664	7,287

Total assets	$146,352	$159,543

Liabilities
Short-term borrowings	$2,663	$13,795
Long-term borrowings	136,866	136,648
Other liabilities	2,625	3,458

Total liabilities	142,154	153,901

Commitments and contingencies
Equity
Preferred stock, par value $.20 per share, 20 million shares authorized
Series A: 0 million and 3.3 million shares issued, respectively, at stated value of $50 per share	—	165
Series B: 0 million and 4 million shares issued, respectively, at stated value of $100 per share	—	400
Common stock, par value $0.01 and $.20 per share, respectively; 1.125 billion shares authorized: 426 million and 545 million shares issued, respectively	4	109
Additional paid-in capital	2,893	4,399
Accumulated other comprehensive income (net of tax expense of $5 and $7, respectively)	9	13
Retained earnings	1,724	2,584

Total Navient Corporation stockholders’ equity before treasury stock	4,630	7,670
Less: Common stock held in treasury at cost: 24 million and 116 million shares, respectively	(432)	(2,033)

Total Navient Corporation stockholders’ equity	4,198	5,637
Noncontrolling interest	—	5

Total equity	4,198	5,642

Total liabilities and equity	$146,352	$159,543

Supplemental information — assets and liabilities of consolidated variable interest entities:

	December 31, 2014	December 31, 2013
FFELP Loans	$100,367	$99,254
Private Education Loans	24,418	25,530
Restricted cash and investments	3,733	3,395
Other assets	1,230	2,322
Short-term borrowings	653	3,655
Long-term borrowings	117,678	115,538

Net assets of consolidated variable interest entities	$11,417	$11,308

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Interest income:
FFELP Loans	$2,556	$2,822	$3,251
Private Education Loans	2,156	2,527	2,481
Other loans	9	11	16
Cash and investments	9	17	21

Total interest income	4,730	5,377	5,769
Total interest expense	2,063	2,210	2,561

Net interest income	2,667	3,167	3,208
Less: provisions for loan losses	628	839	1,080

Net interest income after provisions for loan losses	2,039	2,328	2,128

Other income (loss):
Gains on sales of loans and investments	—	302	—
Gains (losses) on derivative and hedging activities, net	139	(268)	(628)
Servicing revenue	298	290	279
Asset recovery revenue	388	420	356
Gains on debt repurchases	—	42	145
Other	82	100	92

Total other income	907	886	244

Expenses:
Salaries and benefits	458	504	457
Other operating expenses	529	538	440

Total operating expenses	987	1,042	897
Goodwill and acquired intangible asset impairment and amortization expense	9	13	27
Restructuring and other reorganization expenses	113	72	11

Total expenses	1,109	1,127	935

Income from continuing operations, before income tax expense	1,837	2,087	1,437
Income tax expense	688	776	498

Net income from continuing operations	1,149	1,311	939
Income (loss) from discontinued operations, net of tax expense (benefit)	—	106	(2)

Net income	1,149	1,417	937
Less: net loss attributable to noncontrolling interest	—	(1)	(2)

Net income attributable to Navient Corporation	1,149	1,418	939
Preferred stock dividends	6	20	20

Net income attributable to Navient Corporation common stock	$1,143	$1,398	$919

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$2.74	$2.94	$1.93
Discontinued operations	—	.24	—

Total	$2.74	$3.18	$1.93

Average common shares outstanding	417	440	476

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$2.69	$2.89	$1.90
Discontinued operations	—	.23	—

Total	$2.69	$3.12	$1.90

Average common and common equivalent shares outstanding	425	449	483

Dividends per common share attributable to Navient Corporation	$.60	$.60	$.50

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2014	2013	2012
Net income	$1,149	$1,417	$937
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	(11)	27	(11)
Reclassification adjustments for derivative losses included in net income (interest expense)	3	9	25

Total unrealized gains (losses) on derivatives	(8)	36	14
Unrealized gains (losses) on investments	2	(6)	(1)
Income tax (expense) benefit	2	(11)	(5)

Other comprehensive income (loss), net of tax	(4)	19	8

Comprehensive income	1,145	1,436	945
Less: comprehensive loss attributable to noncontrolling interest	—	(1)	(2)

Total comprehensive income attributable to Navient Corporation	$1,145	$1,437	$947

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2011	7,300,000	529,075,322	(20,323,997)	508,751,325	$565	$106	$4,136	$(14)	$770	$(320)	$5,243	$8	$5,251
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	939	—	939	(2)	937
Other comprehensive income, net of tax	—	—	—	—	—	—	—	8	—	—	8	—	8

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	947	(2)	945
Cash dividends:
Common stock ($.50 per share)	—	—	—	—	—	—	—	—	(237)	—	(237)	—	(237)
Preferred stock, series A ($3.49 per share)	—	—	—	—	—	—	—	—	(11)	—	(11)	—	(11)
Preferred stock, series B ($2.22 per share)	—	—	—	—	—	—	—	—	(9)	—	(9)	—	(9)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	—	6,432,643	—	6,432,643	—	1	60	—	—	—	61	—	61
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	(6)	—	—	—	(6)	—	(6)
Stock-based compensation expense	—	—	—	—	—	—	47	—	—	—	47	—	47
Common stock repurchased	—	—	(58,038,239)	(58,038,239)	—	—	—	—	—	(900)	(900)	—	(900)
Shares repurchased related to employee stock-based compensation plans	—	—	(4,547,785)	(4,547,785)	—	—	—	—	—	(74)	(74)	—	(74)

Balance at December 31, 2012	7,300,000	535,507,965	(82,910,021)	452,597,944	$565	$107	$4,237	$(6)	$1,451	$(1,294)	$5,060	$6	$5,066

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2012	7,300,000	535,507,965	(82,910,021)	452,597,944	$565	$107	$4,237	$(6)	$1,451	$(1,294)	$5,060	$6	$5,066
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	1,418	—	1,418	(1)	1,417
Other comprehensive income, net of tax	—	—	—	—	—	—	—	19	—	—	19	—	19

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	1,437	(1)	1,436
Cash dividends:
Common stock ($.60 per share)	—	—	—	—	—	—	—	—	(264)	—	(264)	—	(264)
Preferred stock, series A ($3.49 per share)	—	—	—	—	—	—	—	—	(12)	—	(12)	—	(12)
Preferred stock, series B ($2.00 per share)	—	—	—	—	—	—	—	—	(8)	—	(8)	—	(8)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	—	9,702,976	—	9,702,976	—	2	105	—	—	—	107	—	107
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	10	—	—	—	10	—	10
Stock-based compensation expense	—	—	—	—	—	—	47	—	—	—	47	—	47
Common stock repurchased	—	—	(26,987,043)	(26,987,043)	—	—	—	—	—	(600)	(600)	—	(600)
Shares repurchased related to employee stock-based compensation plans	—	—	(6,365,002)	(6,365,002)	—	—	—	—	—	(139)	(139)	—	(139)

Balance at December 31, 2013	7,300,000	545,210,941	(116,262,066)	428,948,875	$565	$109	$4,399	$13	$2,584	$(2,033)	$5,637	$5	$5,642

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2013	7,300,000	545,210,941	(116,262,066)	428,948,875	$565	$109	$4,399	$13	$2,584	$(2,033)	$5,637	$5	$5,642
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	1,149	—	1,149	—	1,149
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(4)	—	—	(4)	—	(4)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	1,145	—	1,145
Cash dividends:
Common stock ($.60 per share)	—	—	—	—	—	—	—	—	(249)	—	(249)	—	(249)
Preferred stock, series A ($1.74 per share)	—	—	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Preferred stock, series B ($.98 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Issuance of common shares	—	7,389,962	—	7,389,962	—	(80)	138	—	—	—	58	—	58
Retirement of common stock in treasury	—	(126,963,268)	126,963,268	—	—	(25)	(2,263)	—	—	2,288	—	—	—
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	15	—	—	—	15	—	15
Stock-based compensation expense	—	—	—	—	—	—	39	—	—	—	39	—	39
Common stock repurchased	—	—	(30,432,689)	(30,432,689)	—	—	—	—	—	(600)	(600)	—	(600)
Shares repurchased related to employee stock-based compensation plans	—	—	(4,171,342)	(4,171,342)	—	—	—	—	—	(87)	(87)	—	(87)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Distribution of consumer banking business	(7,300,000)	—	—	—	(565)	—	565	—	(1,751)	—	(1,751)	—	(1,751)

Balance at December 31, 2014	—	425,637,635	(23,902,829)	401,734,806	$—	$4	$2,893	$9	$1,724	$(432)	$4,198	$—	$4,198

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2014	2013	2012
Operating activities
Net income	$1,149	$1,417	$937
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	—	(106)	2
Gains on loans and investments, net	—	(302)	—
Gains on debt repurchases, net	—	(42)	(145)
Goodwill and acquired intangible assets impairment and amortization expense	9	13	27
Stock-based compensation expense	39	47	47
Unrealized gains on derivative and hedging activities	(797)	(444)	(117)
Provisions for loan losses	628	839	1,080
(Increase) decrease in restricted cash — other	(64)	(11)	10
(Increase) decrease in accrued interest receivable	(75)	(68)	361
Decrease in accrued interest payable	(27)	(23)	(41)
Decrease in other assets	853	625	437
(Decrease) increase in other liabilities	(51)	(87)	38

Cash provided by operating activities — continuing operations	1,664	1,858	2,636

Cash provided by operating activities — discontinued operations	—	142	—

Total net cash provided by operating activities	1,664	2,000	2,636

Investing activities
Student loans acquired and originated	(13,803)	(4,555)	(6,663)
Reduction of student loans:
Installment payments, claims and other	12,321	11,763	17,198
Proceeds from sales of student loans	—	768	531
Other investing activities, net	123	144	41
Purchases of available-for-sale securities	(28)	(73)	(63)
Proceeds from maturities of available-for-sale securities	4	38	71
Purchases of other securities	(785)	(375)	(245)
Proceeds from sales and maturities of other securities	800	381	206
(Increase) decrease in restricted cash — variable interest entities	(285)	1,119	769

Total net cash (used in) provided by investing activities	(1,653)	9,210	11,845

Financing activities
Distribution of consumer banking business	(2,217)	—	—
Borrowings collateralized by loans in trust — issued	6,776	9,534	13,727
Borrowings collateralized by loans in trust — repaid	(12,534)	(13,468)	(15,953)
Asset-backed commercial paper conduits, net	5,440	3,242	(323)
ED Conduit Program Facility, net	—	(9,551)	(12,187)
Other short-term borrowings issued	—	—	23
Other short-term borrowings repaid	—	—	(307)
Other long-term borrowings issued	1,817	5,154	4,713
Other long-term borrowings repaid	(3,162)	(4,201)	(3,307)
Other financing activities, net	251	(895)	272
Retail and other deposits, net	726	1,149	1,124
Common stock repurchased	(600)	(600)	(900)
Common stock dividends paid	(249)	(264)	(237)
Preferred stock dividends paid	(6)	(20)	(20)

Net cash used in financing activities	(3,758)	(9,920)	(13,375)

Net (decrease) increase in cash and cash equivalents	(3,747)	1,290	1,106
Cash and cash equivalents at beginning of year	5,190	3,900	2,794

Cash and cash equivalents at end of year	$1,443	$5,190	$3,900

Cash disbursements made (refunds received) for:
Interest	$1,983	$2,163	$2,527

Income taxes paid	$484	$636	$569

Income taxes received	$(108)	$(20)	$(12)

Noncash activity:
Investing activity — Student loans and other assets acquired	$—	$—	$402

Student loans and other assets removed related to sale of Residual Interest in securitization	$—	$(11,802)	$—

Financing activity — Borrowings assumed in acquisition of student loans and other assets	$—	$—	$425

Borrowings removed related to sale of Residual Interest in securitization	$—	$(12,084)	$—

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Navient’s Business

Navient is the nation’s leading loan management, servicing and asset recovery company, committed to helping customers navigate the path to financial success. Servicing more than $300 billion in student loans, the Company supports the educational and economic achievements of more than 12 million customers. A growing number of government and higher education clients rely on Navient for proven solutions to meet their financial goals. Navient began trading on Nasdaq as an independent company on May 1, 2014. Our website is navient.com.

Navient holds the largest portfolio of education loans insured or guaranteed under the Federal Family Education Loan Program (“FFELP”), as well as the largest portfolio of Private Education Loans. FFELP Loans are insured or guaranteed by state or not-for-profit agencies based on guaranty agreements among the U.S. Department of Education (“ED”) and these agencies. Private Education Loans are education loans to students or their families that are non-federal loans and not insured or guaranteed under FFELP. Private Education Loans bear the full credit risk of the customer and any cosigner and are made primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or students’ and families’ resources.

Navient services its own portfolio of education loans, as well as those owned by banks, credit unions, non-profit education lenders and ED. Navient is one of four large servicers to ED under its Direct Student Loan Program (“DSLP”). Navient also provides asset recovery services on its own portfolio (consisting of both education loans as well as other asset classes), guaranty agencies, higher education institutions, ED and other federal clients, as well as states, courts, and municipalities.

Presentation of Information

Unless the context otherwise requires, references in this Annual Report on Form 10-K to:

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

Spin-Off of Navient

On April 30, 2014, the previously announced separation of Navient from SLM BankCo was completed. The separation was effected through the distribution by SLM BankCo of all the shares of common stock of Navient, on a one-to-one basis, to the holders of shares of SLM BankCo common stock as of the close of business on April 22, 2014, the record date for the distribution. As a result of the distribution, Navient is an independent, publicly traded company that operates the loan management, servicing and asset recovery business previously operated by Old SLM. Navient is comprised primarily of Old SLM’s portfolios of education loans that were not held in Sallie Mae Bank at the time of the separation, as well as servicing and asset recovery activities on those loans and loans held by third parties. In October 2014, Navient successfully completed the transition of the servicing operations and rolled out the Navient brand to its customers.

To implement the separation and distribution of Navient, an internal corporate reorganization of Old SLM was effected, pursuant to which, on April 29, 2014, SLM BankCo replaced Old SLM as the parent holding company pursuant to a holding company merger. In accordance with Section 251(g) of the DGCL, by action of the Old SLM board of directors and without a shareholder vote, Old SLM was merged into Navient, LLC, a wholly owned subsidiary of Old SLM, with Navient, LLC surviving. Immediately following the effective time of the merger, SLM BankCo changed its name to “SLM Corporation.” As part of the internal corporate reorganization and pursuant to the merger, all of the outstanding shares of Old SLM Series A preferred stock and Series B preferred stock were converted, on a one-to-one basis, into substantially identical shares of SLM BankCo preferred stock. Following the merger, the assets and liabilities associated with the loan management, servicing and asset recovery business were transferred to Navient, and those assets and liabilities associated with the consumer banking were transferred to SLM BankCo. On July 9, 2014, Navient received a private letter ruling from the Internal Revenue Service confirming the intended tax-free status of the Spin-Off and the related internal reorganization transactions. For further information on the Spin-Off and all related matters, please refer to our Registration Statement on Form 10, as amended (our “Form 10”), filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2014, and declared effective on April 14, 2014.

Due to the relative significance of Navient to Old SLM, among other factors, for financial reporting purposes Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to Old SLM, notwithstanding the legal form of the Spin-Off. As a result, the historical financial statements of Old SLM prior to the distribution on April 30, 2014 are the historical financial statements of Navient. For that reason the historical financial information related to periods on or prior to April 30, 2014 contained in this Annual Report on Form 10-K is that of Old SLM, which includes the consolidated results of both the loan management, servicing and asset recovery business (Navient) and the consumer banking business (SLM BankCo).

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

2.	Significant Accounting Policies

Use of Estimates

Our financial reporting and accounting policies conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Current market conditions increase the risk and complexity of the judgments in these estimates and actual results could differ from estimates. Key accounting policies that include the most significant judgments, estimates and assumptions include the allowance for loan losses, the effective interest rate method (amortization of student loan and debt premiums and discounts), fair value measurement, the consolidation of variable interest entities, and derivative accounting.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Consolidation

The consolidated financial statements include the accounts of Navient Corporation and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions.

We consolidate any VIEs where we have determined we are the primary beneficiary. The primary beneficiary is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As it relates to our securitized assets as of December 31, 2014, we are the servicer of the securitized assets and own the Residual Interest of the securitization trusts. As a result, we are the primary beneficiary of our securitization trusts and consolidate those trusts.

In 2013, we sold Residual Interests in FFELP Loan securitization trusts to third parties. We continue to service the student loans in the trusts under existing agreements. Prior to the sale of the Residual Interests, we had consolidated the trusts as VIEs because we had met the two criteria for consolidation. We had determined we were the primary beneficiary because (1) as servicer to the trust we had the power to direct the activities of the VIE that most significantly affected its economic performance and (2) as the residual holder of the trust, we had an obligation to absorb losses or receive benefits of the trust that could potentially be significant. Upon the sale of the Residual Interests we were no longer the residual holder, thus we determined we no longer met criterion (2) above and deconsolidated the trusts. As a result of these transactions, we removed securitization trust assets of $12.5 billion and the related liabilities of $12.1 billion from the balance sheet and recorded a $312 million gain as part of “gains on sales of loans and investments” in 2013.

Fair Value Measurement

We use estimates of fair value in applying various accounting standards for our financial statements. Fair value measurements are used in one of four ways:

•	In the consolidated balance sheet with changes in fair value recorded in the consolidated statement of income;

•	In the consolidated balance sheet with changes in fair value recorded in the accumulated other comprehensive income section of the consolidated statement of changes in stockholders’ equity;

•	In the consolidated balance sheet for instruments carried at lower of cost or fair value with impairment charges recorded in the consolidated statement of income; and

•	In the notes to the financial statements.

Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, our policy in estimating fair value is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for our liabilities), relying first on observable data from active markets. Depending on current market conditions, additional adjustments to fair value may be based on factors such as liquidity, credit, and bid/offer spreads. Transaction costs are not included in the determination of fair value. When possible, we seek to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Classification is based on the lowest level of input that is significant to the fair value of the instrument. The three levels are as follows:

•

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date. The types of financial instruments included in level 1 are highly liquid instruments with quoted prices.

•

Level 2 — Inputs from active markets, other than quoted prices for identical instruments, are used to determine fair value. Significant inputs are directly observable from active markets for substantially the full term of the asset or liability being valued.

•

Level 3 — Pricing inputs significant to the valuation are unobservable. Inputs are developed based on the best information available. However, significant judgment is required by us in developing the inputs.

Loans

Loans, consisting primarily of federally insured student loans and Private Education Loans, that we have the ability and intent to hold for the foreseeable future are classified as held-for-investment and are carried at amortized cost. Amortized cost includes the unamortized premiums, discounts, and capitalized origination costs and fees, all of which are amortized to interest income as further discussed below. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans we have not classified as held-for-investment are classified as held-for-sale, and carried at the lower of cost or fair value. Loans are classified as held-for-sale when we have the intent and ability to sell such loans. Loans which are held-for-sale do not have the associated premium, discount, and capitalized origination costs and fees amortized into interest income. In addition, once a loan is classified as held-for-sale, there is no further adjustment to the loan’s allowance for loan losses that existed immediately prior to the reclassification to held-for-sale.

Allowance for Loan Losses

We consider a loan to be impaired when, based on current information, a loss has been incurred and it is probable that we will not receive all contractual amounts due. When making our assessment as to whether a loan is impaired, we also take into account more than insignificant delays in payment. We generally evaluate impaired loans on an aggregate basis by grouping similar loans. Impaired loans also include those loans which are individually assessed and measured for impairment at a loan level, such as in a troubled debt restructuring (“TDR”). We maintain an allowance for loan losses at an amount sufficient to absorb losses incurred in our portfolios at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio.

Our Private Education Loan portfolio contains TDR and non-TDR loans. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. The allowance requirements are different based on these designations. In determining the allowance for loan losses on our non-TDR portfolio, we estimate the principal amount of loans that will default over the next two years (two years being the expected period between a loss event and default) and how much we expect to recover over time related to the defaulted amount. Expected defaults less our expected recoveries equal the allowance related to this portfolio. Our historical experience indicates that, on average, the time between the date that a customer experiences a default causing event (i.e., the loss trigger event) and the date that we charge off the unrecoverable portion of that loan is two years. Separately, for our TDR portfolio, we estimate an allowance amount sufficient

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan’s basis and the present value of expected future cash flows (which would include life-of-loan default and recovery assumptions) discounted at the loan’s original effective interest rate. The separate allowance estimates for our TDR and non-TDR portfolios, are combined into our total Allowance for Private Education Loan losses.

In estimating both the non-TDR and TDR allowance amounts, we start with historical experience of customer default behavior. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustments may be needed to those historical default rates. We also take the economic environment into consideration when calculating the allowance for loan losses. We analyze key economic statistics and the effect we expect it to have on future defaults. Key economic statistics analyzed as part of the allowance for loan losses are unemployment rates and other asset type delinquency rates. Our allowance for loan losses is estimated using an analysis of delinquent and current accounts. Our model is used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. The estimate for the allowance for loan losses is subject to a number of assumptions. If actual future performance in delinquency, charge-offs and recoveries are significantly different than estimated, this could materially affect our estimate of the allowance for loan losses and the related provision for loan losses on our income statement.

Below we describe in further detail our policies and procedures for the allowance for loan losses as they relate to our Private Education Loan and FFELP Loan portfolios.

Allowance for Private Education Loan Losses

We determine the collectability of our Private Education Loan portfolio by evaluating certain risk characteristics. We consider school type, credit score (FICO), existence of a cosigner, loan status and loan seasoning as the key credit quality indicators because they have the most significant effect on our determination of the adequacy of our allowance for loan losses. The type of school customers attend can have an impact on their job prospects after graduation and therefore affects their ability to make payments. Credit scores are an indicator of the creditworthiness of a customer and generally the higher the credit score the more likely it is the customer will be able to make all of their contractual payments. Loan status affects the credit risk because generally a past due loan is more likely to result in a credit loss than an up-to-date loan. Additionally, loans in a deferred payment status have different credit risk profiles compared with those in current pay status. Loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments. The existence of a cosigner lowers the likelihood of default. We monitor and update these credit quality indicators in the analysis of the adequacy of our allowance for loan losses on a quarterly basis.

To estimate the probable credit losses incurred in the loan portfolio at the reporting date, we use historical experience of customer payment behavior in connection with the key credit quality indicators and incorporate management expectation regarding macroeconomic and collection procedure factors. Our model is based upon the most recent 12 months of actual collection experience as the starting point and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our model places a greater emphasis on the more recent default experience rather than the default experience for older historical periods, as we believe the recent default experience is more indicative of the probable losses incurred in the loan portfolio today. Similar to estimating defaults, we use

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

historical customer payment behavior to estimate the timing and amount of future recoveries on charged-off loans. We use judgment in determining whether historical performance is representative of what we expect to collect in the future. We then apply the default and collection rate projections to each category of loans. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered. Additionally, we consider changes in laws and regulations that could potentially impact the allowance for loan losses. More judgment has been required over the last several years, compared with years prior, in light of the U.S. economy and its effect on our customer’s ability to pay their obligations. We believe that our model reflects recent customer behavior, loan performance, and collection performance, as well as expectations about economic factors.

Our collection policies allow for periods of nonpayment for customers requesting additional payment grace periods upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance status and is considered in our allowance for loan losses. The loss confirmation period is in alignment with our typical collection cycle and takes into account these periods of nonpayment.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most relevant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

Certain Private Education Loans do not require customers to begin repayment until six months after they have graduated or otherwise left school. Consequently, our loss estimates for these programs are generally low while the customer is in school. At December 31, 2014, 10 percent of the principal balance in the higher education Private Education Loan portfolio was related to customers who are in an in-school/grace/deferment status and not required to make payments. As this population of customers leaves school, they will be required to begin payments on their loans, and the allowance for loan losses may change accordingly.

We consider a loan to be delinquent 31 days after the last payment was contractually due. We use a model to estimate the amount of uncollectible accrued interest on Private Education Loans and reserve for that amount against current period interest income.

In general, Private Education Loan principal is charged off against the allowance when at the end of the month the loan exceeds 212 days past due. The charged-off amount equals the estimated loss of the defaulted loan balance. Actual recoveries, as they are received, are applied against the remaining loan balance that was not charged off. If periodic recoveries are less than originally expected, the difference results in immediate additional provision expense and charge-off of such amount.

Our allowance for Private Education Loan losses also provides for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans. At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2007 and 2014 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so.

Allowance for FFELP Loan Losses

FFELP Loans are insured as to their principal and accrued interest in the event of default subject to a Risk Sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement.

Similar to the allowance for Private Education Loan losses, the allowance for FFELP Loan losses uses historical experience of customer default behavior and a two-year loss confirmation period to estimate the credit losses incurred in the loan portfolio at the reporting date. We apply the default rate projections, net of applicable Risk Sharing, to each category for the current period to perform our quantitative calculation. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered.

Investments

Our available-for-sale investment portfolio consists of investments that are carried at fair value, with the temporary changes in fair value carried as a separate component of stockholders’ equity, net of taxes. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method. Other-than-temporary impairment is evaluated by considering several factors, including the length of time and extent to which the fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the security (considering factors such as adverse conditions specific to the security and ratings agency actions), and the intent and ability to retain the investment to allow for an anticipated recovery in fair value. The entire fair value loss on a security that is other-than-temporary impairment is recorded in earnings if we intend to sell the security or if it is more likely than not that we will be required to sell the security before the expected recovery of the loss. However, if the impairment is other-than-temporary, and those two conditions do not exist, the portion of the impairment related to credit losses is recorded in earnings and the impairment related to other factors is recorded in other comprehensive income. Securities classified as trading are accounted for at fair value with unrealized gains and losses included in investment income. Securities that we have the intent and ability to hold to maturity are classified as held-to-maturity and are accounted for at amortized cost unless the security is determined to have an other-than-temporary impairment. In this case it is accounted for in the same manner described above.

We also have other investments, including a receivable for cash collateral posted to derivative counterparties. These investments are accounted for at amortized cost in other investments.

Cash and Cash Equivalents

Cash and cash equivalents can include term federal funds, Eurodollar deposits, commercial paper, asset-backed commercial paper, treasuries and money market funds with original terms to maturity of less than three months.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Restricted Cash and Investments

Restricted cash primarily includes amounts held in student loan securitization trusts and other secured borrowings. This cash must be used to make payments related to trust obligations. Amounts on deposit in these accounts are primarily the result of timing differences between when principal and interest is collected on the trust assets and when principal and interest is paid on trust liabilities. As such, changes in this balance are reflected in investing activities in the statement of cash flows.

Securities pledged as collateral related to our derivative portfolio, where the counterparty has rights to replace the securities, are classified as restricted. When the counterparty does not have these rights, the security is recorded in investments and disclosed as pledged collateral in the notes. Additionally, certain counterparties require cash collateral pledged to us to be segregated and held in restricted cash accounts.

Goodwill and Acquired Intangible Assets

We account for goodwill and acquired intangible assets in accordance with the applicable accounting guidance. Under this guidance goodwill is not amortized but is tested periodically for impairment. We test goodwill for impairment annually as of October 1 at the reporting unit level, which is the same as or one level below a business segment. Goodwill is also tested at interim periods if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

We assess qualitative factors to determine whether it is “more-likely-than-not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more-likely-than-not” threshold is defined as having a likelihood of more than 50 percent. If, after assessing relevant qualitative factors, we conclude that it is “more-likely-than-not” that the fair value of a reporting unit as of October 1 is less than its carrying amount, we will complete Step 1 of the goodwill impairment analysis. Step 1 consists of a comparison of the fair value of the reporting unit to the reporting unit’s carrying value, including goodwill. If the carrying value of the reporting unit exceeds the fair value, Step 2 in the goodwill impairment analysis is performed to measure the amount of impairment loss, if any. Step 2 of the goodwill impairment analysis compares the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner consistent with determining goodwill in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess.

Other acquired intangible assets include, but are not limited to, trade names, customer and other relationships, and non-compete agreements. Acquired intangible assets with finite lives are amortized over their estimated useful lives in proportion to their estimated economic benefit. Finite-lived acquired intangible assets are reviewed for impairment using an undiscounted cash flow analysis when an event occurs or circumstances change indicating the carrying amount of a finite-lived asset or asset group may not be recoverable. If the carrying amount of the asset or asset groups exceeds the undiscounted cash flows, the fair value of the asset or asset group is determined using an acceptable valuation technique. An impairment loss would be recognized if the carrying amount of the asset (or asset group) exceeds the fair value of the asset or asset group. The impairment loss recognized would be the difference between the carrying amount and fair value. Indefinite-life acquired intangible assets are not amortized. We test these indefinite life acquired intangible assets for impairment annually as of October 1 or at interim periods if an event occurs or circumstances change that would indicate the carrying value of these assets may be impaired. The annual or interim impairment test of indefinite-lived acquired intangible assets is based primarily on a discounted cash flow analysis.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Transfer of Financial Assets and Extinguishments of Liabilities

We account for loan sales and debt repurchases in accordance with the applicable accounting guidance. Our securitizations and other asset-backed secured financings are accounted for as on-balance sheet secured borrowings. See “Securitization Accounting” of this Note 2 for further discussion on the criteria assessed to determine whether a transfer of financial assets is a sale or a secured borrowing. If a transfer of loans qualifies as a sale we derecognize the loan and recognize a gain or loss as the difference between the carrying basis of the loan sold and liabilities retained and the compensation received.

We periodically repurchase our outstanding debt in the open market or through public tender offers. We record a gain or loss on the early extinguishment of debt based upon the difference between the carrying cost of the debt and the amount paid to the third party and is net of hedging gains and losses when the debt is in a qualifying hedge relationship.

We recognize the results of a transfer of loans and the extinguishment of debt based upon the settlement date of the transaction.

Securitization Accounting

Our securitizations use a two-step structure with a special purpose entity that legally isolates the transferred assets from us, even in the event of bankruptcy. Transactions receiving sale treatment are also structured to ensure that the holders of the beneficial interests issued are not constrained from pledging or exchanging their interests, and that we do not maintain effective control over the transferred assets. If these criteria are not met, then the transaction is accounted for as an on-balance sheet secured borrowing. In all cases, irrespective of whether they qualify as accounting sales our securitizations are legally structured to be sales of assets that isolate the transferred assets from us. If a securitization qualifies as a sale, we then assess whether we are the primary beneficiary of the securitization trust and are required to consolidate such trust. If we are the primary beneficiary then no gain or loss is recognized. See “Consolidation” of this Note 2 for additional information regarding the accounting rules for consolidation when we are the primary beneficiary of these trusts.

Irrespective of whether a securitization receives sale or on-balance sheet treatment, our continuing involvement with our securitization trusts is generally limited to:

•	Owning the equity certificates of certain trusts.

•	The servicing of the student loan assets within the securitization trusts, on both a pre- and post-default basis.

•	Our acting as administrator for the securitization transactions we sponsored, which includes remarketing certain bonds at future dates.

•	Our responsibilities relative to representation and warranty violations.

•	Temporarily advancing to the trust certain borrower benefits afforded the borrowers of student loans that have been securitized. These advances subsequently are returned to us in the next quarter.

•	Certain back-to-back derivatives entered into by us contemporaneously with the execution of derivatives by certain Private Education Loan securitization trusts.

•	The option held by us to buy certain delinquent loans from certain Private Education Loan securitization trusts.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

•	The option to exercise the clean-up call and purchase the student loans from the trust when the asset balance is 10 percent or less of the original loan balance.

•	The option (in certain trusts) to call rate reset notes in instances where the remarketing process has failed.

The investors of the securitization trusts have no recourse to our other assets should there be a failure of the trusts to pay when due. Generally, the only arrangements under which we have to provide financial support to the trusts are representation and warranty violations requiring the buyback of loans.

Under the terms of the transaction documents of certain trusts, we have, from time to time, exercised our options to purchase delinquent loans from Private Education Loan trusts, to purchase the remaining loans from trusts once the loan balance falls below 10 percent of the original amount, or to call rate reset notes. Certain trusts maintain financial arrangements with third parties also typical of securitization transactions, such as derivative contracts (swaps) and bond insurance policies that, in the case of a counterparty failure, could adversely impact the value of any Residual Interest.

We do not record servicing assets or servicing liabilities when our securitization trusts are accounted for as on-balance sheet secured financings. As of December 31, 2014 and 2013, all of our securitization trusts are on-balance sheet, except as discussed in the next paragraph, and as a result we do not have servicing assets or liabilities recorded on the consolidated balance sheet related to these securitization trusts.

As of December 31, 2014, we have $32 million of servicing assets on our balance sheet related to Residual Interests in FFELP Loan securitization trusts we sold in 2013. See “Note 3 — Student Loans” for further details.

Student Loan Interest Income

For loans classified as held-for-investment, we recognize student loan interest income as earned, adjusted for the amortization of premiums and capitalized direct origination costs, accretion of discounts, and Repayment Borrower Benefits. These adjustments result in income being recognized based upon the expected yield of the loan over its life after giving effect to prepayments and extensions, and to estimates related to Repayment Borrower Benefits. The estimate of the prepayment speed includes the effect of consolidations, voluntary prepayments and student loan defaults, all of which shorten the life-of-loan. Prepayment speed estimates also consider the utilization of deferment, forbearance and extended repayment plans which lengthen the life-of-loan. For Repayment Borrower Benefits, the estimates of their effect on student loan yield are based on analyses of historical payment behavior of customers who are eligible for the incentives and its effect on the ultimate qualification rate for these incentives. We regularly evaluate the assumptions used to estimate the prepayment speeds and the qualification rates used for Repayment Borrower Benefits. In instances where there are changes to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the acquisition of the loan. We also pay an annual 105 basis point Consolidation Loan Rebate Fee on FFELP Consolidation Loans which is netted against student loan interest income. Additionally, interest earned on student loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy as discussed further in “Allowance for Loan Losses” of this Note 2. We do not amortize any premiums, discounts or other adjustments to the basis of student loans when they are classified as held-for-sale.

Interest Expense

Interest expense is based upon contractual interest rates adjusted for the amortization of debt issuance costs and premiums and the accretion of discounts. Our interest expense may also be adjusted for net payments/

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

receipts related to interest rate and foreign currency swap agreements that qualify and are designated as hedges. Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions that qualified as hedges. Amortization of debt issuance costs, premiums, discounts and terminated hedge-basis adjustments are recognized using the effective interest rate method.

Derivative Accounting

The accounting guidance for our derivative instruments, which primarily includes interest rate swaps, cross-currency interest rate swaps and Floor Income Contracts, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements (see “Note 7 — Derivative Financial Instruments — Risk Management Strategy”) exclusive of accrued interest and cash collateral held or pledged.

Many of our derivatives, mainly fixed to variable or variable to fixed interest rate swaps and cross-currency interest rate swaps, qualify as effective hedges. For these derivatives, the relationship between the hedging instrument and the hedged items (including the hedged risk and method for assessing effectiveness), as well as the risk management objective and strategy for undertaking various hedge transactions at the inception of the hedging relationship, is documented. Each derivative is designated to either a specific (or pool of) asset(s) or liability(ies) on the balance sheet or expected future cash flows, and designated as either a “fair value” or a “cash flow” hedge. Fair value hedges are designed to hedge our exposure to changes in fair value of a fixed rate or foreign denominated asset or liability, while cash flow hedges are designed to hedge our exposure to variability of either a floating rate asset’s or liability’s cash flows or an expected fixed rate debt issuance. For effective fair value hedges, both the derivative and the hedged item (for the risk being hedged) are marked-to-market with any difference reflecting ineffectiveness and recorded immediately in the statement of income. For effective cash flow hedges, the change in the fair value of the derivative is recorded in other comprehensive income, net of tax, and recognized in earnings in the same period as the earnings effects of the hedged item. The ineffective portion of a cash flow hedge is recorded immediately through earnings. The assessment of the hedge’s effectiveness is performed at inception and on an ongoing basis, generally using regression testing. For hedges of a pool of assets or liabilities, tests are performed to demonstrate the similarity of individual instruments of the pool. When it is determined that a derivative is not currently an effective hedge, ineffectiveness is recognized for the full change in value of the derivative with no offsetting mark-to-market of the hedged item for the current period. If it is also determined the hedge will not be effective in the future, we discontinue the hedge accounting prospectively, cease recording changes in the fair value of the hedged item, and begin amortization of any basis adjustments that exist related to the hedged item.

We also have derivatives, primarily Floor Income Contracts and certain basis swaps, that we believe are effective economic hedges but do not qualify for hedge accounting treatment. These derivatives are classified as “trading” and as a result they are marked-to-market through earnings with no consideration for the fair value fluctuation of the economically hedged item.

The “gains (losses) on derivative and hedging activities, net” line item in the consolidated statements of income includes the unrealized changes in the fair value of our derivatives (except effective cash flow hedges which are recorded in other comprehensive income), the unrealized changes in fair value of hedged items in qualifying fair value hedges, as well as the realized changes in fair value related to derivative net settlements and dispositions that do not qualify for hedge accounting. Net settlement income/expense on derivatives that qualify as hedges are included with the income or expense of the hedged item (mainly interest expense).

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Servicing Revenue

We perform loan servicing functions for third-parties in return for a servicing fee. Our compensation is typically based on a per-unit fee arrangement or a percentage of the loans outstanding. We recognize servicing revenues associated with these activities based upon the contractual arrangements as the services are rendered. We recognize late fees on third-party serviced loans as well as on loans in our portfolio according to the contractual provisions of the promissory notes, as well as our expectation of collectability.

Asset Recovery Revenue

We receive fees for collections or rehabilitation of delinquent or defaulted debt on behalf of clients performed on a contingency basis. Revenue is earned and recognized upon the completion of rehabilitation activities or upon receipt of the delinquent customer funds.

We also receive fees from Guarantor agencies for performing default aversion services on delinquent loans prior to default. The fee is received when the loan is initially placed with us and we are obligated to provide such services for the remaining life of the loan for no additional fee. In the event that the loan defaults, we are obligated to rebate a portion of the fee to the Guarantor agency in proportion to the principal and interest outstanding when the loan defaults. We recognize fees received, net of an estimate of future rebates owed due to subsequent defaults, over the service period which is estimated to be the life of the loan.

Accounting for Stock-Based Compensation

We recognize stock-based compensation cost in our consolidated statements of income using the fair value based method. Under this method we determine the fair value of the stock-based compensation at the time of the grant and recognize the resulting compensation expense over the vesting period of the stock-based grant.

Restructuring and Other Reorganization Expenses

From time to time we implement plans to restructure our business. In conjunction with these restructuring plans, involuntary benefit arrangements, disposal costs (including contract termination costs and other exit costs), as well as certain other costs that are incremental and incurred as a direct result of our restructuring plans, are classified as restructuring expenses in the accompanying consolidated statements of income.

We sponsor the Navient Corporation Employee Severance Plan (the “Severance Plan”) which provides severance benefits in the event of termination of our full-time employees (with the exception of certain specified levels of management) and part-time employees who work at least 24 hours per week. The Severance Plan establishes specified benefits based on base salary, job level immediately preceding termination and years of service upon termination of employment due to Involuntary Termination or a Job Abolishment, as defined in the Severance Plan. The benefits payable under the Severance Plan relate to past service and they accumulate and vest. Accordingly, we recognize severance costs to be paid pursuant to the Severance Plan when payment of such benefits is probable and reasonably estimable. Such benefits, including severance pay calculated based on the Severance Plan, medical and dental benefits, outplacement services and continuation pay, have been incurred during 2014, 2013 and 2012, as a direct result of our restructuring initiatives. Accordingly, such costs are classified as restructuring expenses in the accompanying consolidated statements of income.

Contract termination costs are expensed at the earlier of (1) the contract termination date or (2) the cease use date under the contract. Other exit costs are expensed as incurred and classified as restructuring expenses if (1) the cost is incremental to and incurred as a direct result of planned restructuring activities and (2) the cost is not associated with or incurred to generate revenues subsequent to our consummation of the related restructuring activities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Other reorganization expenses include internal costs, third-party costs and severance incurred in connection with our April 30, 2014 Spin transaction.

Income Taxes

We account for income taxes under the asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of our assets and liabilities. To the extent tax laws change, deferred tax assets and liabilities are adjusted in the period that the tax change is enacted.

“Income tax expense/(benefit)” includes (i) deferred tax expense/(benefit), which represents the net change in the deferred tax asset or liability balance during the year plus any change in a valuation allowance, and (ii) current tax expense/(benefit), which represents the amount of tax currently payable to or receivable from a tax authority plus amounts accrued for unrecognized tax benefits. Income tax expense/(benefit) excludes the tax effects related to adjustments recorded in equity.

If we have an uncertain tax position, then that tax position is recognized only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of tax benefit recognized in the financial statements is the largest amount of benefit that is more than 50 percent likely of being sustained upon ultimate settlement of the uncertain tax position. We recognize interest related to unrecognized tax benefits in income tax expense/(benefit), and penalties, if any, in operating expenses.

Discontinued Operations

A “Component” of a business comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the rest of the Company. When we determine that a Component of our business has been disposed of or has met the criteria to be classified as held-for-sale such Component is presented separately as discontinued operations if the operations of the Component have been or will be eliminated from our ongoing operations and we will have no continuing involvement with the Component after the disposal transaction is complete. If a Component is classified as held-for-sale, then it is carried at the lower of its cost basis or fair value. Included within discontinued operations are the accounting results related to our Campus Solutions and 529 college-savings plan administration business, which were sold during 2013. See “Note 16 — Discontinued Operations” for further discussion.

Earnings (Loss) per Common Share

We compute earnings (loss) per common share (“EPS”) by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Net income allocated to common shareholders represents net income applicable to common shareholders (net income adjusted for preferred stock dividends). Diluted earnings per common share is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the Employee Stock Purchase Plan. See “Note 10 — Earnings (Loss) per Common Share” for further discussion.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Reclassifications

Certain reclassifications have been made to the balances as of and for the years ended December 31, 2013 and 2012, to be consistent with classifications adopted for 2014, which had no effect on net income, total assets or total liabilities.

Recently Issued Accounting Pronouncements

Discontinued Operations

On April 10, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the definition of a discontinued operation and the requirements for reporting discontinued operations to include disposals of a component or a group of components of a business which result in a strategic shift that has or will have a major impact on the company’s operations and financial results. Accordingly, this guidance, which is effective at the beginning of 2015, may result in a decrease in the number of disposals that qualify for discontinued operations presentation and preclude the Company from classifying future disposals, if any, as discontinued operations.

Revenue Recognition

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet determined the effect of the standard on our ongoing financial reporting but do not expect it to be material.

3.	Student Loans

Student loans consist of FFELP and Private Education Loans.

There are three principal categories of FFELP Loans: Stafford, PLUS, and FFELP Consolidation Loans. Generally, Stafford and PLUS Loans have repayment periods of between five and ten years. FFELP Consolidation Loans have repayment periods of twelve to thirty years. FFELP Loans do not require repayment, or have modified repayment plans, while the customer is in-school and during the grace period immediately upon leaving school. The customer may also be granted a deferment or forbearance for a period of time based on need, during which time the customer is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment and forbearance period. FFELP Loans obligate the customer to pay interest at a stated fixed rate or a variable rate reset annually (subject to a cap) on July 1 of each year depending on when the loan was originated and the loan type. FFELP Loans disbursed before April 1, 2006 earn interest at the greater of the borrower’s rate or a floating rate based on the Special Allowance Payment (“SAP”) formula, with the interest earned on the floating rate that exceeds the interest earned from the customer being paid directly by ED. In low

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Student Loans (Continued)

or certain declining interest rate environments when student loans are earning at the fixed borrower rate, and the interest on the funding for the loans is variable and declining, we can earn additional spread income that we refer to as Floor Income. For loans disbursed after April 1, 2006, FFELP Loans effectively only earn at the SAP rate, as the excess interest earned when the borrower rate exceeds the SAP rate (Floor Income) is required to be rebated to ED.

FFELP Loans are insured as to their principal and accrued interest in the event of default subject to a Risk Sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed after October 1, 1993 and before July 1, 2006, we receive 98 percent reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement.

Our Private Education Loans largely bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or customers’ resources. Private Education Loans bear the full credit risk of the customer. Private Education Loans generally carry a variable rate indexed to LIBOR or Prime indices. We encourage customers to include a cosigner on the loan, and the majority of loans in our portfolio are cosigned. We also encourage customers to make payments while in school. Similar to FFELP loans, Private Education Loans are generally non-dischargeable in bankruptcy. Most loans have repayment terms of 15 years or more, and for loans made prior to 2009, payments are typically deferred until after graduation. However, since 2009 we began to encourage interest-only or fixed payment options while the customer is enrolled in school and today, the majority of our customers with loans originated since 2009 make payments while in school.

The estimated weighted average life of student loans in our portfolio was approximately 7.2 years and 7.5 years at December 31, 2014 and 2013, respectively. The following table reflects the distribution of our student loan portfolio by program.

	December 31, 2014		Year Ended December 31, 2014
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Student Loans, net(1)	$41,065	31%	$38,335	2.05%
FFELP Consolidation Loans, net	63,456	47	62,327	2.84
Private Education Loans, net	29,796	22	33,672	6.40

Total student loans, net	$134,317	100%	$134,334	3.51%

	December 31, 2013		Year Ended December 31, 2013
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Student Loans, net(1)	$40,021	28%	$42,039	2.01%
FFELP Consolidation Loans, net	64,567	46	70,113	2.82
Private Education Loans, net	37,512	26	38,292	6.60

Total student loans, net	$142,100	100%	$150,444	3.56%

(1)	The FFELP category is primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Student Loans (Continued)

As of December 31, 2014 and 2013, 78 percent and 76 percent, respectively, of our student loan portfolio was in repayment.

Loan Sales

In 2013, we sold Residual Interests in FFELP Loan securitization trusts to third parties. We continue to service the student loans in the trusts under existing agreements. As a result of these transactions, we removed securitization trust assets of $12.5 billion and the related liabilities of $12.1 billion from the balance sheet and recorded a $312 million gain as part of “gains on sales of loans and investments” in 2013.

Certain Collection Tools — Private Education Loans

Forbearance involves granting the customer a temporary cessation of payments (or temporary acceptance of smaller than scheduled payments) for a specified period of time. Using forbearance extends the original term of the loan. Forbearance does not grant any reduction in the total repayment obligation (principal or interest). While in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. Our forbearance policies include limits on the number of forbearance months granted consecutively and the total number of forbearance months granted over the life of the loan. In some instances, we require good-faith payments before granting forbearance. Exceptions to forbearance policies are permitted when such exceptions are judged to increase the likelihood of collection of the loan. Forbearance as a collection tool is used most effectively when applied based on a customer’s unique situation, including historical information and judgments. We leverage updated customer information and other decision support tools to best determine who will be granted forbearance based on our expectations as to a customer’s ability and willingness to repay their obligation. This strategy is aimed at mitigating the overall risk of the portfolio as well as encouraging cash resolution of delinquent loans.

Forbearance may be granted to customers who are exiting their grace period to provide additional time to obtain employment and income to support their obligations, or to current customers who are faced with a hardship and request forbearance time to provide temporary payment relief. In these circumstances, a customer’s loan is placed into a forbearance status in limited monthly increments and is reflected in the forbearance status at month-end during this time. At the end of the granted forbearance period, the customer will enter repayment status as current and is expected to begin making scheduled monthly payments on a go-forward basis.

Forbearance may also be granted to customers who are delinquent in their payments. In these circumstances, the forbearance cures the delinquency and the customer is returned to a current repayment status. In more limited instances, delinquent customers will also be granted additional forbearance time.

During 2009, we instituted an interest rate reduction program to assist customers in repaying their Private Education Loans through reduced payments, while continuing to reduce their outstanding principal balance. This program is offered in situations where the potential for principal recovery, through a modification of the monthly payment amount, is better than other alternatives currently available. Along with demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced rate to qualify for the program. Once the customer has made the initial three payments, the loan’s status is returned to current and the interest rate is reduced for the successive twelve month period.

4.	Allowance for Loan Losses

Our provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses, net of expected recoveries, in the held-for-investment loan portfolios. The evaluation of the provisions for loan losses is inherently subjective as it requires material estimates that may be

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

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

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Year Ended December 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$119	$2,097	$28	$2,244
Total provision	40	588	—	628
Charge-offs(1)	(60)	(717)	(4)	(781)
Reclassification of interest reserve(2)	—	17	—	17
Distribution of SLM BankCo	(6)	(69)	—	(75)

Ending balance	$93	$1,916	$24	$2,033

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,132	$19	$1,151
Ending balance: collectively evaluated for impairment	$93	$784	$5	$882
Loans:
Ending balance: individually evaluated for impairment	$—	$10,609	$45	$10,654
Ending balance: collectively evaluated for impairment	$103,438	$21,697	$62	$125,196
Charge-offs as a percentage of average loans in repayment	.08%	2.51%	3.31%
Allowance as a percentage of the ending total loan balance	.09%	5.93%	22.23%
Allowance as a percentage of the ending loans in repayment	.12%	7.11%	22.23%
Allowance coverage of charge-offs	1.5	2.7	6.1
Ending total loans(3)	$103,438	$32,306	$107
Average loans in repayment	$72,829	$28,577	$117
Ending loans in repayment	$78,211	$26,949	$107

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Year Ended December 31, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$159	$2,171	$47	$2,377
Total provision	52	787	—	839
Charge-offs(1)	(78)	(878)	(19)	(975)
Student loan sales	(14)	—	—	(14)
Reclassification of interest reserve(2)	—	17	—	17

Ending balance	$119	$2,097	$28	$2,244

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,048	$20	$1,068
Ending balance: collectively evaluated for impairment	$119	$1,049	$8	$1,176
Loans:
Ending balance: individually evaluated for impairment	$—	$9,262	$45	$9,307
Ending balance: collectively evaluated for impairment	$103,672	$31,051	$85	$134,808
Charge-offs as a percentage of average loans in repayment	.10%	2.78%	12.28%
Allowance as a percentage of the ending total loan balance	.12%	5.20%	21.42%
Allowance as a percentage of the ending loans in repayment	.16%	6.68%	21.42%
Allowance coverage of charge-offs	1.5	2.4	1.5
Ending total loans(3)	$103,672	$40,313	$130
Average loans in repayment	$80,822	$31,556	$156
Ending loans in repayment	$76,504	$31,370	$130

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Year Ended December 31, 2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$187	$2,171	$69	$2,427
Total provision	72	1,008	—	1,080
Charge-offs(1)	(92)	(1,037)	(22)	(1,151)
Student loan sales	(8)	—	—	(8)
Reclassification of interest reserve(2)	—	29	—	29

Ending balance	$159	$2,171	$47	$2,377

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,126	$35	$1,161
Ending balance: collectively evaluated for impairment	$159	$1,045	$12	$1,216
Loans:
Ending balance: individually evaluated for impairment	$—	$7,560	$69	$7,629
Ending balance: collectively evaluated for impairment	$124,335	$32,341	$116	$156,792

Charge-offs as a percentage of average loans in repayment	.10%	3.37%	9.51%
Allowance as a percentage of the ending total loan balance	.13%	5.44%	25.39%
Allowance as a percentage of the ending loans in repayment	.18%	6.89%	25.39%
Allowance coverage of charge-offs	1.7	2.1	2.1
Ending total loans(3)	$124,335	$39,901	$185
Average loans in repayment	$91,653	$30,750	$231
Ending loans in repayment	$90,731	$31,514	$185

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

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

	Private Education Loans Credit Quality Indicators
	December 31, 2014		December 31, 2013
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$28,527	92%	$36,140	93%
Non-Traditional(1)	2,534	8	2,860	7

Total	$31,061	100%	$39,000	100%

Cosigners:
With cosigner	$20,001	64%	$26,321	67%
Without cosigner	11,060	36	12,679	33

Total	$31,061	100%	$39,000	100%

Seasoning(2):
1-12 payments	$2,734	9%	$5,424	14%
13-24 payments	3,161	10	5,466	14
25-36 payments	4,259	14	5,482	14
37-48 payments	4,404	14	5,040	13
More than 48 payments	13,450	43	11,060	28
Not yet in repayment	3,053	10	6,528	17

Total	$31,061	100%	$39,000	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was received.

(3)	Balance represents gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	December 31,
	2014		2013		2012
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$10,861		$13,678		$17,702
Loans in forbearance(2)	14,366		13,490		15,902
Loans in repayment and percentage of each status:
Loans current	65,221	83.4%	63,330	82.8%	75,499	83.2%
Loans delinquent 31-60 days(3)	3,942	5.0	3,746	4.9	4,710	5.2
Loans delinquent 61-90 days(3)	2,451	3.1	2,207	2.9	2,788	3.1
Loans delinquent greater than 90 days(3)	6,597	8.5	7,221	9.4	7,734	8.5

Total FFELP Loans in repayment	78,211	100%	76,504	100%	90,731	100%

Total FFELP Loans, gross	103,438		103,672		124,335
FFELP Loan unamortized premium	1,176		1,035		1,436

Total FFELP Loans	104,614		104,707		125,771
FFELP Loan allowance for losses	(93)		(119)		(159)

FFELP Loans, net	$104,521		$104,588		$125,612

Percentage of FFELP Loans in repayment		75.6%		73.8%		73.0%

Delinquencies as a percentage of FFELP Loans in repayment		16.6%		17.2%		16.8%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.5%		15.0%		14.9%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Private Education Traditional Loan Delinquencies
	December 31,
	2014		2013		2012
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,777		$6,088		$5,421
Loans in forbearance(2)	935		969		996
Loans in repayment and percentage of each status:
Loans current	23,012	92.7%	26,977	92.8%	26,597	91.9%
Loans delinquent 31-60 days(3)	624	2.5	674	2.3	837	2.9
Loans delinquent 61-90 days(3)	363	1.5	420	1.4	375	1.3
Loans delinquent greater than 90 days(3)	816	3.3	1,012	3.5	1,121	3.9

Total traditional loans in repayment	24,815	100%	29,083	100%	28,930	100%

Total traditional loans, gross	28,527		36,140		35,347
Traditional loans unamortized discount	(526)		(629)		(713)

Total traditional loans	28,001		35,511		34,634
Traditional loans receivable for partially charged-off loans	775		799		797
Traditional loans allowance for losses	(1,515)		(1,592)		(1,637)

Traditional loans, net	$27,261		$34,718		$33,794

Percentage of traditional loans in repayment		87.0%		80.5%		81.9%

Delinquencies as a percentage of traditional loans in repayment		7.3%		7.2%		8.1%

Loans in forbearance as a percentage of traditional loans in repayment and forbearance		3.6%		3.2%		3.3%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Private Education Non-Traditional Loan Delinquencies
	December 31,
	2014		2013		2012
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$276		$440		$483
Loans in forbearance(2)	124		133		140
Loans in repayment and percentage of each status:
Loans current	1,749	81.9%	1,791	78.3%	1,978	76.5%
Loans delinquent 31-60 days(3)	110	5.2	128	5.6	175	6.8
Loans delinquent 61-90 days(3)	73	3.4	93	4.1	106	4.1
Loans delinquent greater than 90 days(3)	202	9.5	275	12.0	325	12.6

Total non-traditional loans in repayment	2,134	100%	2,287	100%	2,584	100%

Total non-traditional loans, gross	2,534		2,860		3,207
Non-traditional loans unamortized discount	(68)		(75)		(83)

Total non-traditional loans	2,466		2,785		3,124
Non-traditional loans receivable for partially charged-off loans	470		514		550
Non-traditional loans allowance for losses	(401)		(505)		(534)

Non-traditional loans, net	$2,535		$2,794		$3,140

Percentage of non-traditional loans in repayment		84.2%		80.0%		80.6%

Delinquencies as a percentage of non-traditional loans in repayment		18.1%		21.7%		23.4%

Loans in forbearance as a percentage of non-traditional loans in repayment and forbearance		5.5%		5.5%		5.1%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

partially charged-off Private Education Loans and we will continue to do so. There was $385 million and $336 million in the allowance for Private Education Loan losses at December 31, 2014 and 2013, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans.

The following table summarizes the activity in the receivable for partially charged-off loans.

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Receivable at beginning of period	$1,313	$1,347	$1,241
Expected future recoveries of current period defaults(1)	233	290	351
Recoveries(2)	(215)	(230)	(189)
Charge-offs(3)	(86)	(94)	(56)

Receivable at end of period	1,245	1,313	1,347
Allowance for estimated recovery shortfalls(4)	(385)	(336)	(198)

Net receivable at end of period	$860	$977	$1,149

(1)	Represents the difference between the loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall – the difference between what was expected to be collected and what was actually collected. These amounts are included in the Private Education Loan total charge-offs as reported in the “Allowance for Loan Losses Metrics” tables.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $1.9 billion, $2.1 billion and $2.2 billion overall allowance for Private Education Loan losses as of December 31, 2014, 2013 and 2012, respectively.

Troubled Debt Restructurings (“TDRs”)

We modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 51 percent and 45 percent of the loans granted forbearance have qualified as a TDR loan at December 31, 2014, and 2013, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of December 31, 2014 and 2013 was $2.2 billion and $1.5 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

At December 31, 2014 and 2013, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
December 31, 2014
Private Education Loans — Traditional	$8,728	$8,790	$917
Private Education Loans — Non-Traditional	1,477	1,476	215

Total	$10,205	$10,266	$1,132

December 31, 2013
Private Education Loans — Traditional	$7,515	$7,559	$812
Private Education Loans — Non-Traditional	1,434	1,427	236

Total	$8,949	$8,986	$1,048

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Years Ended December 31,
	2014		2013		2012
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$8,139	$497	$6,805	$418	$5,181	$333
Private Education Loans — Non-Traditional	1,456	116	1,376	112	1,205	106

Total	$9,595	$613	$8,181	$530	$6,386	$439

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	December 31,
	2014		2013		2012
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in deferment(1)	$825		$913		$574
Loans in forbearance(2)	745		740		544
Loans in repayment and percentage of each status:
Loans current	7,186	82.7%	5,613	76.5%	4,619	73.8%
Loans delinquent 31-60 days(3)	464	5.3	469	6.4	478	7.6
Loans delinquent 61-90 days(3)	299	3.4	330	4.5	254	4.1
Loans delinquent greater than 90 days(3)	747	8.6	921	12.6	908	14.5

Total TDR loans in repayment	8,696	100%	7,333	100%	6,259	100%

Total TDR loans, gross	$10,266		$8,986		$7,377

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

	Years Ended December 31,
	2014			2013			2012
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment- Default	Modified Loans(1)	Charge- Offs(2)	Payment- Default	Modified Loans(1)	Charge- Offs(2)	Payment- Default
Private Education Loans — Traditional	$1,858	$332	$449	$2,114	$372	$680	$2,375	$389	$1,351
Private Education Loans — Non-Traditional	206	107	100	314	132	184	443	152	420

Total	$2,064	$439	$549	$2,428	$504	$864	$2,818	$541	$1,771

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans. The table also discloses the amount of accrued interest on loans greater than 90 days past due as compared to our allowance for uncollectible interest.

	Accrued Interest Receivable As of December 31,
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
2014
Private Education Loans — Traditional	$542	$31	$29
Private Education Loans — Non-Traditional	70	10	11

Total	$612	$41	$40

2013
Private Education Loans — Traditional	$926	$35	$46
Private Education Loans — Non-Traditional	97	13	20

Total	$1,023	$48	$66

2012
Private Education Loans — Traditional	$798	$39	$45
Private Education Loans — Non-Traditional	106	16	22

Total	$904	$55	$67

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Acquired Intangible Assets

Goodwill

All acquisitions must be assigned to a reporting unit or units. A reporting unit is the same as, or one level below, an operating segment. We have four reportable segments: FFELP Loans, Private Education Loans, Business Services and Other. The following table summarizes our goodwill, accumulated impairments and net goodwill for our reporting units and reportable segments.

	As of December 31, 2014			As of December 31, 2013
(Dollars in millions)	Gross	Accumulated Impairments and Other Adjustments(1)	Net	Gross	Accumulated Impairments	Net
Total FFELP Loans reportable segment	$194	$(4)	$190	$194	$(4)	$190
Total Private Education Loans reportable segment(1)	147	(41)	106	147	—	147
Business Services reportable segment:
Servicing	50	—	50	50	—	50
Asset Recovery	136	(129)	7	136	(129)	7

Total Business Services reportable segment	186	(129)	57	186	(129)	57

Total	$527	$(174)	$353	$527	$(133)	$394

(1)

In conjunction with our Separation from SLM BankCo, we removed $41 million of goodwill from our balance sheet as required under ASC 350, “Intangibles — Goodwill and Other.” This goodwill was allocated to the consumer banking business retained by SLM BankCo based on relative fair value. The former Consumer Lending reportable segment became the Private Education Loans reportable segment.

Interim Goodwill Impairment Testing — June 30, 2014

We performed interim goodwill impairment testing during the second quarter of 2014 as the separation from SLM BankCo was deemed a triggering event warranting an impairment assessment. We assessed relevant qualitative factors consistent with the qualitative factors we considered in conjunction with our October 1, 2014 annual impairment assessment discussed below. We determined that it was more-likely-than-not that the fair values of these reporting units exceeded their carrying amounts as of June 30, 2014.

Annual Goodwill Impairment Testing — October 1, 2014

In performing our annual goodwill impairment analysis as of October 1, 2014, we assessed relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of an individual reporting unit is less than its carrying value. As part of our qualitative assessment, we considered the amount of excess fair values over the carrying values of the FFELP Loans, Private Education Loans, Servicing and Asset Recovery reporting units as of October 1, 2013 when we performed a step 1 goodwill impairment test and engaged an appraisal firm to estimate the fair values of these reporting units. The fair value of each reporting unit at October 1, 2013 was substantially in excess of its carrying amount.

We also considered the current legislative environment, the increase in our 2014 stock price since fourth-quarter 2013 and subsequent to the April 30, 2014 separation from SLM BankCo, analyst expectations, EPS results and market capitalization, which was approximately $8.7 billion, up from approximately $7.0 billion on April 30, 2014. We believe the other qualitative factors we considered would indicate favorable changes to reporting unit fair values since appraised values were determined as of October 1, 2013. After assessing these relevant qualitative factors, we determined that it is more-likely-than-not that the fair values of the FFELP Loans,

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Acquired Intangible Assets (Continued)

Private Education Loans, Servicing and Asset Recovery reporting units exceed their carrying amounts. Accordingly, we did not perform the Step 1 impairment analysis as of October 1, 2014 for these reporting units.

Acquired Intangible Assets

Acquired intangible assets include the following:

	As of December 31, 2014			As of December 31, 2013
(Dollars in millions)	Cost Basis(1)	Accumulated Impairment and Amortization(1)	Net	Cost Basis(1)	Accumulated Impairment and Amortization(1)	Net
Intangible assets subject to amortization:
Customer, services and lending relationships	$199	$(192)	$7	$278	$(261)	$17
Software and technology	78	(78)	—	79	(79)	—
Trade names and trademarks	14	(5)	9	34	(21)	13

Total acquired intangible assets	$291	$(275)	$16	$391	$(361)	$30

(1)

Accumulated impairment and amortization includes impairment amounts only if the acquired intangible asset has been deemed partially impaired. When an acquired intangible asset is considered fully impaired and no longer in use, the cost basis and any accumulated amortization related to the asset is written off. In conjunction with our separation from SLM BankCo, we removed aggregate cost basis and accumulated impairment and amortization of $100 million and $94 million, respectively, related to Upromise and the Insurance Services reporting units, which were retained by SLM BankCo in their entirety.

Intangible assets not subject to amortization include trade names and trademarks totaling $6 million and $6 million, net of accumulated impairment, as of December 31, 2014 and 2013, respectively.

We recorded amortization of acquired intangible assets from continuing operations totaling $8 million, $13 million and $18 million in 2014, 2013 and 2012, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be $5 million, $3 million, $1 million, $1 million and $0 million in 2015, 2016, 2017, 2018 and 2019, respectively.

6.	Borrowings

Borrowings consist of secured borrowings issued through our securitization program, borrowings through secured facilities, unsecured notes issued by us, and other interest-bearing liabilities related primarily to obligations to return cash collateral held. To match the interest rate and currency characteristics of our borrowings with the interest rate and currency characteristics of our assets, we enter into interest rate and foreign currency swaps with independent parties. Under these agreements, we make periodic payments, generally indexed to the related asset rates or rates which are highly correlated to the asset rates, in exchange for periodic payments which generally match our interest obligations on fixed or variable rate notes (see “Note 7 —Derivative Financial Instruments”). Payments and receipts on our interest rate and currency swaps are not reflected in the following tables.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

The following table summarizes our borrowings.

	December 31, 2014			December 31, 2013
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,066	$16,311	$17,377	$2,213	$16,056	$18,269
Bank deposits	—	—	—	6,133	2,807	8,940

Total unsecured borrowings	1,066	16,311	17,377	8,346	18,863	27,209

Secured borrowings:
FFELP Loan securitizations	—	86,241	86,241	—	90,756	90,756
Private Education Loan securitizations	—	17,997	17,997	—	18,835	18,835
FFELP Loan — other facilities	—	15,358	15,358	4,715	5,311	10,026
Private Education Loan — other facilities	653	—	653	—	843	843
Other(1)	937	—	937	691	—	691

Total secured borrowings	1,590	119,596	121,186	5,406	115,745	121,151

Total before hedge accounting adjustments	2,656	135,907	138,563	13,752	134,608	148,360
Hedge accounting adjustments	7	959	966	43	2,040	2,083

Total	$2,663	$136,866	$139,529	$13,795	$136,648	$150,443

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposures.

Short-term Borrowings

Short-term borrowings have a remaining term to maturity of one year or less. The following tables summarize outstanding short-term borrowings (secured and unsecured), the weighted average interest rates at the end of each period, and the related average balances and weighted average interest rates during the periods. Rates reflect stated interest of borrowings and related discounts and premiums.

	December 31, 2014		Year Ended December 31, 2014
(Dollars in millions)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Bank deposits	$—	—%	$2,032	1.14%
FFELP Loan — other facilities	—	—	2,893	.37
Private Education Loan — other facilities	653	1.06	397	1.85
Senior unsecured debt	1,073	4.40	1,385	4.36
Other interest-bearing liabilities	937	.06	834	.09

Total short-term borrowings	$2,663	2.06%	$7,541	1.36%

Maximum outstanding at any month end	$13,142

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

	December 31, 2013		Year Ended December 31, 2013
(Dollars in millions)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Bank deposits	$6,133	1.14%	$5,221	1.44%
FFELP Loan — other facilities	4,715	.21	7,386	.84
Private Education Loan — other facilities	—	—	272	1.86
Senior unsecured debt	2,256	3.09	2,814	3.59
Other interest-bearing liabilities	691	.07	1,037	.14

Total short-term borrowings	$13,795	1.09%	$16,730	1.46%

Maximum outstanding at any month end	$20,038

Long-term Borrowings

The following tables summarize outstanding long-term borrowings (secured and unsecured), the weighted average interest rates at the end of the periods, and the related average balances during the periods. Rates reflect stated interest rate of borrowings and related discounts and premiums.

	December 31, 2014		Year Ended December 31, 2014
		Weighted Average
(Dollars in millions)	Ending Balance(1)	Interest Rate(2)	Average Balance
Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2016-2054	$107,621	.95%	$100,966
Non-U.S. dollar-denominated:
Interest bearing, due 2021-2041	8,516	.47	8,842

Total floating rate notes	116,137	.95	109,808
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2016-2047	19,495	5.61	18,108
Non-U.S.-dollar denominated:
Interest bearing, due 2016-2039	1,234	4.57	1,416

Total fixed rate notes	20,729	5.55	19,524
Brokered deposits — U.S. dollar-denominated	—	—	918

Total long-term borrowings	$136,866	1.62%	$130,250

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

	December 31, 2013		Year Ended December 31, 2013
		Weighted Average
(Dollars in millions)	Ending Balance(1)	Interest Rate(2)	Average Balance
Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2015-2048	$102,878	.98%	$108,100
Non-U.S. dollar-denominated:
Interest bearing, due 2021-2041	9,249	.62	9,525

Total floating rate notes	112,127	.95	117,625
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2015-2047	18,510	5.61	16,149
Non-U.S.-dollar denominated:
Interest bearing, due 2015-2039	3,204	2.72	2,420

Total fixed rate notes	21,714	5.18	18,569
Brokered deposits — U.S. dollar-denominated, due 2015-2018	2,807	1.32	2,488

Total long-term borrowings	$136,648	1.63%	$138,682

(1)	Ending balance is expressed in U.S. dollars using the spot currency exchange rate. Includes fair value adjustments under hedge accounting for notes designated as the hedged item in a fair value hedge.

(2)	Weighted average interest rate is stated rate relative to currency denomination of debt.

At December 31, 2014, we had outstanding long-term borrowings with call features totaling $1.7 billion. In addition, we have $15.4 billion of pre-payable debt related to our secured facilities. Generally, these instruments are callable at the par amount. As of December 31, 2014, the stated maturities and maturities if accelerated to the call dates are shown in the following table.

	Stated Maturity			Maturity to Call Date
(Dollars in millions)	Senior Unsecured Debt	Secured Borrowings(1)	Total(2)	Senior Unsecured Debt	Secured Borrowings(1)	Total
Year of Maturity
2015	$—	$16,786	$16,786	$1,699	$16,786	$18,485
2016	2,224	12,526	14,750	2,223	12,526	14,749
2017	1,834	12,832	14,666	1,812	12,832	14,644
2018	2,802	9,036	11,838	2,553	9,036	11,589
2019	2,438	10,333	12,771	2,257	10,333	12,590
2020-2054	7,013	58,083	65,096	5,767	58,083	63,850

	16,311	119,596	135,907	16,311	119,596	135,907
Hedge accounting adjustments	877	82	959	877	82	959

Total	$17,188	$119,678	$136,866	$17,188	$119,678	$136,866

(1)

We view our securitization trust debt as long-term based on the contractual maturity dates and have projected the expected principal paydowns based on our current estimates regarding loan prepayment speeds. The projected principal paydowns in year 2015 include $16.8 billion related to the securitization trust debt.

(2)

The aggregate principal amount of debt that matures in each period is $16.9 billion in 2015, $14.8 billion in 2016, $14.7 billion in 2017, $11.9 billion in 2018, $12.8 billion in 2019, and $65.6 billion in 2020-2054.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

Variable Interest Entities

We consolidate the following financing VIEs as of December 31, 2014 and 2013, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	December 31, 2014
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$86,241	$86,241	$86,715	$3,069	$722	$90,506
Private Education Loan securitizations	—	17,997	17,997	23,184	378	389	23,951
FFELP Loan — other facilities	—	13,358	13,358	13,653	269	260	14,182
Private Education Loan — other facilities	653	—	653	1,233	17	36	1,286

Total before hedge accounting adjustments	653	117,596	118,249	124,785	3,733	1,407	129,925
Hedge accounting adjustments	—	82	82	—	—	(177)	(177)

Total	$653	$117,678	$118,331	$124,785	$3,733	$1,230	$129,748

	December 31, 2013
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$90,756	$90,756	$91,535	$2,913	$683	$95,131
Private Education Loan securitizations	—	18,835	18,835	23,947	338	540	24,825
FFELP Loan — other facilities	3,655	3,791	7,446	7,719	128	91	7,938
Private Education Loan — other facilities	—	843	843	1,583	16	30	1,629

Total before hedge accounting adjustments	3,655	114,225	117,880	124,784	3,395	1,344	129,523
Hedge accounting adjustments	—	1,313	1,313	—	—	978	978

Total	$3,655	$115,538	$119,193	$124,784	$3,395	$2,322	$130,501

Securitizations

2013 Sales of FFELP Securitization Trust Residual Interests

In 2013, we sold Residual Interests in FFELP Loan securitization trusts to third parties. We continue to service the student loans in the trusts under existing agreements. As a result of these transactions, we removed securitization trust assets of $12.5 billion and the related liabilities of $12.1 billion from the balance sheet and recorded a $312 million gain as part of “gains on sales of loans and investments” in 2013.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

FFELP Loans — Other Secured Borrowing Facilities

We have various secured borrowing facilities that we use to finance our FFELP Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered FFELP Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from January 2016 to February 2019. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2014, there was approximately $15.4 billion outstanding under these facilities, with approximately $16.5 billion of assets securing these facilities. As of December 31, 2014, the maximum unused capacity under these facilities was $13.2 billion. As of December 31, 2014, we had $1.9 billion of unencumbered FFELP Loans.

Private Education Loans — Other Secured Borrowing Facilities

In June 2014, Navient closed on a new $1.0 billion Private Education Loan asset-backed commercial paper (“ABCP”) facility. This facility, which matures in June 2015, provides liquidity for Private Education Loan acquisitions and for the refinancing of loans presently on our balance sheet or in other short-term facilities. As of December 31, 2014, there was $348 million outstanding under the facility. The book basis of the assets securing the facility as of December 31, 2014 was $440 million.

We also have a facility that was used to fund the call and redemption of our SLM 2009-D Private Education Loan trust asset-backed securities (“ABS”), which occurred on August 15, 2013. The maturity date of this facility is August 15, 2015. Our borrowings under this facility are non-recourse. The interest rate can increase under certain circumstances. The facility is subject to termination under certain circumstances. As of December 31, 2014, there was $305 million outstanding under the facility. The book basis of the assets securing the facility as of December 31, 2014 was $847 million. Additional borrowings are not available under this facility.

Other Funding Sources

Senior Unsecured Debt

We issued $1.9 billion, $3.8 billion and $2.7 billion of unsecured debt in 2014, 2013 and 2012, respectively.

Debt Repurchases

The following table summarizes activity related to our senior unsecured debt and ABS repurchases. “Gains on debt repurchases” is shown net of hedging-related gains and losses.

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Debt principal repurchased	$548	$1,279	$711
Gains on debt repurchases	—	42	145

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments

Risk Management Strategy

We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets and liabilities so the net interest margin is not, on a material basis, adversely affected by movements in interest rates. We do not use derivative instruments to hedge credit risk associated with debt we issued. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation for the period the item is being hedged. We view this strategy as a prudent management of interest rate sensitivity. In addition, we utilize derivative contracts to minimize the economic impact of changes in foreign currency exchange rates on certain debt obligations that are denominated in foreign currencies. As foreign currency exchange rates fluctuate, these liabilities will appreciate and depreciate in value. These fluctuations, to the extent the hedge relationship is effective, are offset by changes in the value of the cross-currency interest rate swaps executed to hedge these instruments. Management believes certain derivative transactions entered into as hedges, primarily Floor Income Contracts and basis swaps, are economically effective; however, those transactions generally do not qualify for hedge accounting under GAAP (as discussed below) and thus may adversely impact earnings.

Although we use derivatives to offset (or minimize) the risk of interest rate and foreign currency changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements related to Navient Corporation contracts generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral the counterparty has posted to us, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2014 and 2013, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $96 million and $83 million, respectively.

Our on-balance sheet securitization trusts have $9.3 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2014. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly–rated counterparties. In addition, the trusts have entered into $12.5 billion of interest rates swaps which are primarily used to convert Prime received on securitized student loans to LIBOR paid on the bonds. Our securitization trusts require collateral in all cases if the counterparty’s credit rating is withdrawn or downgraded below a certain level. Additionally, securitizations involving foreign currency notes issued after November 2005 also require the counterparty to post collateral to the trust based on the fair value of the derivative, regardless of credit rating. The trusts are not required to post collateral to the counterparties. At December 31, 2014, the net positive exposure on swaps in securitization trusts is $129 million.

Accounting for Derivative Instruments

Derivative instruments that are used as part of our interest rate and foreign currency risk management strategy include interest rate swaps, basis swaps, cross-currency interest rate swaps, and interest rate floor contracts with indices that relate to the pricing of specific balance sheet assets and liabilities. The accounting for

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

derivative instruments requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. As more fully described below, if certain criteria are met, derivative instruments are classified and accounted for by us as either fair value or cash flow hedges. If these criteria are not met, the derivative financial instruments are accounted for as trading.

Fair Value Hedges

Fair value hedges are generally used by us to hedge the exposure to changes in fair value of a recognized fixed rate asset or liability. We enter into interest rate swaps to economically convert fixed rate assets into variable rate assets and fixed rate debt into variable rate debt. We also enter into cross-currency interest rate swaps to economically convert foreign currency denominated fixed and floating debt to U.S. dollar denominated variable debt. For fair value hedges, we generally consider all components of the derivative’s gain and/or loss when assessing hedge effectiveness and generally hedge changes in fair values due to interest rates or interest rates and foreign currency exchange rates.

Cash Flow Hedges

We use cash flow hedges to hedge the exposure to variability in cash flows for a forecasted debt issuance and for exposure to variability in cash flows of floating rate debt. This strategy is used primarily to minimize the exposure to volatility from future changes in interest rates. Gains and losses on the effective portion of a qualifying hedge are recorded in accumulated other comprehensive income and ineffectiveness is recorded immediately to earnings. In the case of a forecasted debt issuance, gains and losses are reclassified to earnings over the period which the stated hedged transaction affects earnings. If we determine it is not probable that the anticipated transaction will occur, gains and losses are reclassified immediately to earnings. In assessing hedge effectiveness, generally all components of each derivative’s gains or losses are included in the assessment. We generally hedge exposure to changes in cash flows due to changes in interest rates or total changes in cash flow.

Trading Activities

When derivative instruments do not qualify as hedges, they are accounted for as trading instruments where all changes in fair value are recorded through earnings. We sell interest rate floors (Floor Income Contracts) to hedge the embedded Floor Income options in student loan assets. The Floor Income Contracts are written options which have a more stringent hedge effectiveness hurdle to meet. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the pay down of principal of the student loans underlying the Floor Income embedded in those student loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Additionally, the term, the interest rate index and the interest rate index reset frequency of the Floor Income Contracts can be different from that of the student loans. Therefore, Floor Income Contracts do not qualify for hedge accounting treatment, and are recorded as trading instruments. Regardless of the accounting treatment, we consider these contracts to be economic hedges for risk management purposes. We use this strategy to minimize our exposure to changes in interest rates.

We use basis swaps to minimize earnings variability caused by having different reset characteristics on our interest-earning assets and interest-bearing liabilities. The specific terms and notional amounts of the swaps are determined based on a review of our asset/liability structure, our assessment of future interest rate relationships, and on other factors such as short-term strategic initiatives. Hedge accounting requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

generally do not meet this effectiveness criterion because the index of the swap does not exactly match the index of the hedged assets. Additionally, some of our FFELP Loans can earn at either a variable or a fixed interest rate depending on market interest rates and, therefore, swaps economically hedging these FFELP Loans do not meet the criteria for hedge accounting treatment. As a result, these swaps are recorded at fair value with changes in fair value reflected currently in the statement of income.

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at December 31, 2014 and 2013, and their impact on other comprehensive income and earnings for 2014, 2013 and 2012.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2013
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$6	$24	$828	$738	$23	$61	$857	$823
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	164	1,185	—	—	164	1,185
Other(2)	Interest rate	—	—	—	—	1	2	1	2

Total derivative assets(3)		6	24	992	1,923	24	63	1,022	2,010
Derivative Liabilities:
Interest rate swaps	Interest rate	(3)	—	(22)	(149)	(120)	(215)	(145)	(364)
Floor Income Contracts	Interest rate	—	—	—	—	(915)	(1,384)	(915)	(1,384)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(293)	(155)	(65)	(31)	(358)	(186)
Other(2)	Interest rate	—	—	—	—	(12)	(23)	(12)	(23)

Total derivative liabilities(3)		(3)	—	(315)	(304)	(1,112)	(1,653)	(1,430)	(1,957)

Net total derivatives		$3	$24	$677	$1,619	$(1,088)	$(1,590)	$(408)	$53

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

(3)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Gross position	$1,022	$2,010	$(1,430)	$(1,957)
Impact of master netting agreements	(241)	(386)	241	386

Derivative values with impact of master netting agreements (as carried on balance sheet)	781	1,624	(1,189)	(1,571)
Cash collateral (held) pledged	(935)	(687)	624	777

Net position	$(154)	$937	$(565)	$(794)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

The above fair values include adjustments for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at December 31, 2014 and 2013 by $18 million and $91 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at December 31, 2014 and 2013 by $73 million and $84 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2013
Notional Values:
Interest rate swaps	$6.0	$.7	$14.3	$16.0	$28.7	$46.3	$49.0	$63.0
Floor Income Contracts	—	—	—	—	35.2	31.8	35.2	31.8
Cross-currency interest rate swaps	—	—	9.4	11.1	.4	.3	9.8	11.4
Other(1)	—	—	—	—	3.6	3.9	3.6	3.9

Total derivatives	$6.0	$.7	$23.7	$27.1	$67.9	$82.3	$97.6	$110.1

(1)	“Other” includes embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Income

	Years Ended December 31,
	Unrealized Gain (Loss) on Derivatives(1)(2)			Realized Gain (Loss) on Derivatives(3)			Unrealized Gain (Loss) on Hedged Item(1)			Total Gain (Loss)
(Dollars in millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Fair Value Hedges:
Interest rate swaps	$213	$(806)	$(75)	$389	$414	$449	$(185)	$873	$41	$417	$481	$415
Cross-currency interest rate swaps	(1,159)	1	42	52	98	167	1,264	(183)	(182)	157	(84)	27

Total fair value derivatives	(946)	(805)	(33)	441	512	616	1,079	690	(141)	574	397	442
Cash Flow Hedges:
Interest rate swaps	—	—	(1)	(3)	(9)	(26)	—	—	—	(3)	(9)	(27)

Total cash flow derivatives	—	—	(1)	(3)	(9)	(26)	—	—	—	(3)	(9)	(27)
Trading:
Interest rate swaps	54	(107)	(66)	46	71	108	—	—	—	100	(36)	42
Floor Income Contracts	633	785	412	(699)	(815)	(859)	—	—	—	(66)	(30)	(447)
Cross-currency interest rate swaps	(33)	(101)	(59)	(2)	35	7	—	—	—	(35)	(66)	(52)
Other	9	(19)	5	(2)	(2)	(1)	—	—	—	7	(21)	4

Total trading derivatives	663	558	292	(657)	(711)	(745)	—	—	—	6	(153)	(453)

Total	(283)	(247)	258	(219)	(208)	(155)	1,079	690	(141)	577	235	(38)
Less: realized gains (losses) recorded in interest expense	—	—	—	438	503	590	—	—	—	438	503	590

Gains (losses) on derivative and hedging activities, net	$(283)	$(247)	$258	$(657)	$(711)	$(745)	$1,079	$690	$(141)	$139	$(268)	$(628)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Total gains (losses) on cash flow hedges	$(7)	$16	$(7)
Realized losses recognized in interest expense(1)(2)(3)	2	6	16

Total change in stockholders’ equity for unrealized gains on derivatives	$(5)	$22	$9

(1)	Amounts included in “Realized gain (loss) on derivatives” in the “Impact of Derivatives on Consolidated Statements of Income” table above.

(2)	Includes net settlement income/expense.

(3)	We expect to reclassify $1 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to net settlement accruals on interest rate swaps.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties.

(Dollars in millions)	December 31, 2014	December 31, 2013
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$935	$687
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(1)	344	629

Total collateral held	$1,279	$1,316

Derivative asset at fair value including accrued interest	$1,091	$1,878

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$624	$777

Total collateral pledged	$624	$777

Derivative liability at fair value including accrued interest and premium receivable	$926	$948

(1)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $615 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts based on our current unsecured credit rating. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $80 million and have posted $79 million of collateral to these counterparties. If these two counterparties exercised their right to terminate, we would be required to deliver additional assets of $1 million to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Other Assets

The following table provides the detail of our other assets.

	December 31, 2014		December 31, 2013
(Dollars in millions)	Ending Balance	% of Balance	Ending Balance	% of Balance
Accrued interest receivable, net	$1,821	32%	$2,161	30%
Derivatives at fair value	781	14	1,624	22
Income tax asset, net current and deferred	1,389	25	1,299	18
Accounts receivable	558	10	881	12
Benefit and insurance-related investments	485	9	477	7
Fixed assets, net	152	3	237	3
Other loans, net	83	1	101	1
Other	395	6	507	7

Total	$5,664	100%	$7,287	100%

9.	Stockholders’ Equity

Preferred Stock

At December 31, 2013, Old SLM had outstanding 3.3 million shares of 6.97 percent Cumulative Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”) and 4.0 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”). As part of the internal corporate reorganization and pursuant to the merger, all of the outstanding shares of Old SLM Series A Preferred Stock and Series B Preferred Stock were converted, on a one-to-one basis, into substantially identical shares of SLM BankCo preferred stock. Following the merger, SLM BankCo is the issuer of the Series A and Series B Preferred Stock.

Common Stock

Our shareholders have authorized the issuance of 1.125 billion shares of common stock. The par value of Navient common stock is $0.01 per share, while the par value of the common stock of Old SLM, our accounting predecessor, was $0.20 per share. At December 31, 2014, 402 million shares were issued and outstanding and 33 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in “Note 11 — Stock-Based Compensation Plans and Arrangements.”

In April 2014, in connection with the Spin-Off, Old SLM retired 127 million shares of common stock held in treasury. This retirement decreased the balance in treasury stock by $2.3 billion, with corresponding decreases of $25 million in common stock and $2.3 billion in additional paid-in capital. There was no impact to total equity from this retirement.

Dividend and Share Repurchase Program

In 2014, we paid quarterly common stock dividends of $0.15 per share, resulting in a full-year common stock dividend of $0.60 per share.

In 2012, Old SLM authorized the repurchase of up to $900 million of outstanding common stock in open market transactions and repurchased 58.0 million shares for an aggregate purchase price of $900 million. In 2013, Old SLM authorized the repurchase of up to $800 million of outstanding common stock in open market transactions and repurchased 27.0 million shares for an aggregate purchase price of $600 million.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Stockholders’ Equity (Continued)

In May 2014, Navient authorized $400 million to be utilized in a new common share repurchase program. We repurchased 30.4 million shares of common stock for $600 million in 2014 (8.3 million shares for $200 million pre-Spin-Off, and 22.1 million shares for $400 million post-Spin-Off), fully utilizing the 2013 and 2014 share repurchase programs. In December 2014, our board of directors authorized $1.0 billion to be utilized in a new common share repurchase program that is effective January 1, 2015 and does not have an expiration date.

The following table summarizes our common share repurchases and issuances.

	Years Ended December 31,
	2014	2013	2012
Common stock repurchased(1)	30,432,689	26,987,043	58,038,239
Average purchase price per share	$19.72	$22.26	$15.52
Shares repurchased related to employee stock-based compensation plans(2)	4,171,342	6,365,002	4,547,785
Average purchase price per share	$20.91	$21.76	$15.86
Common shares issued(3)	7,389,962	9,702,976	6,432,643

(1)	Common shares purchased under our share repurchase programs.

(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 31, 2014 was $21.61.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Years Ended December 31,
(In millions, except per share data)	2014	2013	2012
Numerator:
Net income attributable to Navient Corporation	$1,149	$1,418	$939
Preferred stock dividends	6	20	20

Net income attributable to Navient Corporation common stock	$1,143	$1,398	$919

Denominator:
Weighted average shares used to compute basic EPS	417	440	476
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(1)	8	9	7

Dilutive potential common shares(2)	8	9	7

Weighted average shares used to compute diluted EPS	425	449	483

Basic earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$2.74	$2.94	$1.93
Discontinued operations	—	.24	—

Total	$2.74	$3.18	$1.93

Diluted earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$2.69	$2.89	$1.90
Discontinued operations	—	.23	—

Total	$2.69	$3.12	$1.90

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)

For the years ended December 31, 2014, 2013 and 2012, stock options covering approximately 3 million, 3 million and 12 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

11.	Stock-Based Compensation Plans and Arrangements

In connection with the Spin-Off, SLM BankCo assumed the equity incentive plans of Old SLM and outstanding awards granted thereunder, as well as the ESPP of Old SLM. Following the Spin-Off, Navient established a new equity incentive plan and a new ESPP with respect to its common stock. In order to maintain the intrinsic value of outstanding equity awards prior to the distribution, certain adjustments to the exercise price and number of awards were made. In general, holders of awards granted prior to 2014 received both adjusted SLM BankCo and new Navient equity awards, and holders of awards granted in 2014 received solely equity awards of their post-distribution employer. Outstanding stock options, restricted stock, restricted stock units and dividend equivalent units were adjusted into equity in the new companies by a specific conversion ratio per company, which was based upon the volume weighted average prices for each company leading up to the time of the separation, to keep the intrinsic value of the equity awards constant. These adjustments were accounted for as modifications to the original awards. In general, the SLM BankCo and Navient awards are subject to substantially the same terms and conditions as the original Old SLM awards. A comparison of the fair value of the modified awards with the fair value of the original awards immediately before the modification resulted in an immaterial amount of incremental compensation expense which was recorded immediately.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock-Based Compensation Plans and Arrangements (Continued)

As of December 31, 2014, we have one active stock-based incentive plan that provides for grants of equity awards to our employees and non-employee directors. We also maintain an ESPP. Shares issued under these stock-based compensation plans may be either shares reacquired by us or shares that are authorized but unissued.

Our Navient Corporation 2014 Omnibus Incentive Plan was effective on April 7, 2014. At December 31, 2014, 45 million shares were authorized to be issued from this plan.

Our Navient Corporation ESPP was effective on May 1, 2014. At December 31, 2014, 1 million shares were authorized to be issued from this plan.

The total stock-based compensation cost recognized in the consolidated statements of income for 2014, 2013 and 2012 was $39 million, $47 million and $47 million, respectively. As of December 31, 2014, there was $14 million of total unrecognized compensation expense related to unvested stock awards, which is expected to be recognized over a weighted average period of 1.7 years. We amortize compensation expense on a straight-line basis over the related vesting periods of each tranche of each award.

Stock Options

Stock options originally granted prior to 2012 expire 10 years after the grant date, and those granted since 2012 expire in 5 years. The exercise price must be equal to or greater than the market price of our common stock on the grant date. We have granted time-vested, price-vested and performance-vested options to our employees and non-employee directors. Time-vested options granted to management and non-management employees generally vest over three years. Price-vested options granted to management employees vest upon our common stock reaching a targeted closing price for a set number of days. Performance-vested options granted to management employees vest one-third per year for three years based on corporate earnings-related performance targets. Options granted to non-employee directors vest upon the director’s election to the board.

The fair values of the options granted in the years ended December 31, 2014, 2013 and 2012 were estimated as of the grant date using a Black-Scholes option pricing model with the following weighted average assumptions (information for the 2014 period prior to the Spin-Off is based on stock option awards for Old SLM common stock):

	Years Ended December 31,
	2014 Post-Spin-Off	2014 Pre-Spin-Off	2013	2012
Expected life of the option	2.9 years	2.9 years	2.8 years	2.8 years
Expected volatility	27%	26%	31%	44%
Risk-free interest rate	.81%	.76%	.65%	.60%
Expected dividend rate	3.53%	2.48%	3.35%	3.13%
Weighted average fair value of options granted	$2.29	$3.48	$3.11	$4.12

The expected life of the options for all periods presented is based on observed historical exercise patterns of Old SLM’s employees. Groups of employees (and non-employee directors) that have received similar option grant terms are considered separately for valuation purposes. The expected volatility for all pre-Spin-Off periods presented is based on implied volatility from publicly-traded options on Old SLM’s stock at the grant date and historical volatility of Old SLM’s stock consistent with the expected life of the option. The 2014 post-Spin-Off expected volatility is based on implied and historical volatility of Navient’s peer group as of May 1, 2014. The risk-free interest rate is based on the U.S. Treasury spot rate at the grant date consistent with the expected life of the option. The dividend yield is based on the projected annual dividend payment per share based on the dividend amount at the grant date, divided by the stock price at the grant date.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock-Based Compensation Plans and Arrangements (Continued)

The following table summarizes stock option activity in 2014 for Old SLM (pre-Spin-Off) and Navient (post-Spin-Off) common stock.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2013	20,272,760	$20.55
Granted	16,132	24.24
Exercised(2)(3)	(1,990,681)	12.71
Canceled	(206,046)	38.04

Outstanding at April 30, 2014	18,092,165	21.21

Outstanding at May 1, 2014	—	—
Replacement awards granted upon distribution of SLM BankCo(4)	18,092,165	13.61
Granted	1,988,228	17.00
Exercised(2)(3)	(2,669,174)	8.84
Canceled	(89,660)	22.95

Outstanding at December 31, 2014(5)	17,321,559	$14.68	3.1 yrs	$155

Exercisable at December 31, 2014	12,390,540	$15.14	3.0 yrs	$116

(1)

The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2014 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2014.

(2)

The total intrinsic value of Old SLM stock options exercised during periods prior to the Spin-Off was $23 million, $73 million and $27 million for 2014, 2013 and 2012, respectively. The total intrinsic value of Navient stock options exercised during 2014 subsequent to the Spin-Off was $23 million.

(3)	There was no cash received from option exercises in 2014. The actual tax benefit realized for the tax deductions from option exercises totaled $15 million for 2014.

(4)	In connection with the Spin-Off, holders of Old SLM stock options granted prior to the Spin-Off received the same number of Navient stock options with adjusted strike prices.

(5)	As of December 31, 2014, there was $2 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock

Restricted stock awards are generally granted to non-employee directors and can be vested upon appointment to the board, upon the director’s election to the board, or in some cases after one year with continued board service. Outstanding restricted stock is entitled to dividend equivalent units that vest subject to the same vesting requirements or lapse of transfer restrictions, as applicable, as the underlying restricted stock award. The fair value of restricted stock awards is based on our stock price at the grant date.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock-Based Compensation Plans and Arrangements (Continued)

The following table summarizes restricted stock activity in 2014 for Old SLM (pre-Spin-Off) and Navient (post-Spin-Off) common stock.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	39,355	$14.29
Granted	4,333	21.91
Vested(1)	(38,355)	13.48
Canceled	(1,000)	45.41

Non-vested at April 30, 2014	4,333	21.91

Non-vested at May 1, 2014	—	—
Replacement awards granted upon distribution of SLM BankCo(2)	—	—
Granted	62,811	16.68
Vested(1)	(62,811)	16.68
Canceled	—	—

Non-vested at December 31, 2014(3)	—	$—

(1)

The total fair value of Old SLM shares that vested during periods prior to the Spin-Off was $1 million, $2 million and $4 million for 2014, 2013 and 2012, respectively. The total fair value of Navient shares that vested during 2014 subsequent to the Spin-Off was $1 million.

(2)	In connection with the Spin-Off, all holders of Old SLM restricted stock were associated with SLM BankCo and received solely restricted stock awards in SLM BankCo.

(3)	As of December 31, 2014, there was no unrecognized compensation cost related to restricted stock.

Restricted Stock Units and Performance Stock Units

Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are equity awards granted to employees that entitle the holder to shares of our common stock when the award vests. RSUs may be time-vested over three years or vested at grant but subject to transfer restrictions, while PSUs vest based on corporate earnings-related performance targets over a three-year period. Outstanding RSUs and PSUs are entitled to dividend equivalent units that vest subject to the same vesting requirements or lapse of transfer restrictions, as applicable, as the underlying award. The fair value of RSUs and PSUs is based on our stock price at the grant date.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock-Based Compensation Plans and Arrangements (Continued)

The following table summarizes RSU and PSU activity in 2014 for Old SLM (pre-Spin-Off) and Navient (post-Spin-Off) common stock.

	Number of RSUs/ PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	5,126,887	$16.72
Granted	3,286,586	20.89
Vested and converted to common stock(1)	(2,151,196)	16.17
Canceled	(951,281)	17.02

Outstanding at April 30, 2014	5,310,996	19.47

Outstanding at May 1, 2014	—	—
Replacement awards granted upon distribution of SLM BankCo(2)	4,980,459	12.23
Granted	62,920	16.95
Vested and converted to common stock(1)	(125,430)	10.37
Canceled	(48,728)	12.38

Outstanding at December 31, 2014(3)	4,869,221	$12.34

(1)

The total fair value of Old SLM RSUs and PSUs that vested and converted to common stock during periods prior to the Spin-Off was $35 million, $27 million and $13 million for 2014, 2013 and 2012, respectively. The total fair value of Navient RSUs and PSUs that vested and converted to common stock during 2014 subsequent to the Spin-Off was $1 million.

(2)

In connection with the Spin-Off, holders of Old SLM RSUs granted prior to 2014 received the same number of Navient RSUs, and holders of Old SLM RSUs granted during 2014 received solely RSUs of their post-separation employer. This conversion resulted in 1 million less RSUs held by SLM BankCo employees and 0.7 million additional Navient RSUs for a net change to outstanding of 0.3 million RSUs.

(3)	As of December 31, 2014, there was $11 million of unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted average period of 1.8 years.

Employee Stock Purchase Plan

Under the ESPP, employees can purchase shares of our common stock at the end of a 12-month offering period at a price equal to the share price at the beginning of the 12-month period, less 15 percent, up to a maximum purchase price of $7,500 plus accrued interest. The purchase price for each offering is determined at the beginning of the offering period.

The fair values of the stock purchase rights of the ESPP offerings were calculated using a Black-Scholes option pricing model with the following weighted average assumptions.

	Years Ended December 31,
	2014 Post-Spin-Off	2013	2012
Expected life of the option	1 year	1 year	1 year
Expected volatility	24%	29%	29%
Risk-free interest rate	.13%	.15%	.13%
Expected dividend rate	3.46%	3.51%	3.27%
Weighted average fair value of stock purchase rights	$2.74	$2.95	$3.01

The expected volatility for all pre-Spin-Off periods presented is based on implied volatility from publicly-traded options on Old SLM’s stock at the grant date and historical volatility of Old SLM’s stock consistent with

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock-Based Compensation Plans and Arrangements (Continued)

the expected life. The 2014 post-Spin-Off expected volatility is based on implied and historical volatility of Navient’s peer group as of May 1, 2014. The risk-free interest rate is based on the U.S. Treasury spot rate at the grant date consistent with the expected life. The dividend yield is based on the projected annual dividend payment per share based on the current dividend amount at the grant date divided by the stock price at the grant date.

The fair values were amortized to compensation cost on a straight-line basis over a one-year vesting period. As of December 31, 2014, there was $0.4 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized over a weighted average period of 0.6 years.

During 2014, 2013 and 2012, plan participants purchased 228,053 shares, 218,389 shares and 192,755 shares, respectively, of common stock, net of shares withheld for taxes.

12.	Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value.

Student Loans

Our FFELP Loans and Private Education Loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale. Fair values were determined by modeling loan cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life.

FFELP Loans

The significant assumptions used to determine fair value of our FFELP Loans are prepayment speeds, default rates, cost of funds, capital levels, and expected Repayment Borrower Benefits to be earned. In addition, the Floor Income component of our FFELP Loan portfolio is valued with option models using both observable market inputs and internally developed inputs. A number of significant inputs into the models are internally derived and not observable to market participants. As such, these are level 3 valuations.

Private Education Loans

The significant assumptions used to determine fair value of our Private Education Loans are prepayment speeds, default rates, recovery rates, cost of funds and capital levels. A number of significant inputs into the models are internally derived and not observable to market participants nor can the resulting fair values be validated against market transactions. While the resulting fair value can be validated against market transactions where we are a participant, these markets are not considered active. As such, these are level 3 valuations.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Fair Value Measurements (Continued)

Cash and Investments (Including “Restricted Cash and Investments”)

Cash and cash equivalents are carried at cost. Carrying value approximates fair value. Investments classified as trading or available-for-sale are carried at fair value in the financial statements. Investments in mortgage-backed securities are valued using observable market prices. These securities are primarily collateralized by real estate properties and are guaranteed by either a government sponsored enterprise or the U.S. government. Other investments (primarily municipal bonds) for which observable prices from active markets are not available were valued through standard bond pricing models using observable market yield curves adjusted for credit and liquidity spreads. These valuations are immaterial to the overall investment portfolio. The fair value of investments in commercial paper, asset-backed commercial paper, or demand deposits that have a remaining term of less than 90 days when purchased are estimated to equal their cost and, when needed, adjustments for liquidity and credit spreads are made depending on market conditions and counterparty credit risks. No additional adjustments were deemed necessary. These are level 2 valuations.

Borrowings

Borrowings are accounted for at cost in the financial statements except when denominated in a foreign currency or when designated as the hedged item in a fair value hedge relationship. When the hedged risk is the benchmark interest rate (which for us is LIBOR) and not full fair value, the cost basis is adjusted for changes in value due to benchmark interest rates only. Foreign currency-denominated borrowings are re-measured at current spot rates in the financial statements. The full fair value of all borrowings is disclosed. Fair value was determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, observable yield curves, foreign currency exchange rates, volatilities from active markets or from quotes from broker-dealers. Fair value adjustments for unsecured corporate debt are made based on indicative quotes from observable trades and spreads on credit default swaps specific to the Company. Fair value adjustments for secured borrowings are based on indicative quotes from broker-dealers. These adjustments for both secured and unsecured borrowings are material to the overall valuation of these items and, currently, are based on inputs from inactive markets. As such, these are level 3 valuations.

Derivative Financial Instruments

All derivatives are accounted for at fair value in the financial statements. The fair value of a majority of derivative financial instruments was determined by standard derivative pricing and option models using the stated terms of the contracts and observable market inputs. In some cases, we utilized internally developed inputs that are not observable in the market, and as such, classified these instruments as level 3 fair values. Complex structured derivatives or derivatives that trade in less liquid markets require significant estimates and judgment in determining fair value that cannot be corroborated with market transactions. It is our policy to compare our derivative fair values to those received by our counterparties in order to validate the model’s outputs. Any significant differences are identified and resolved appropriately.

When determining the fair value of derivatives, we take into account counterparty credit risk for positions where there is exposure to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty, including spreads from credit default swaps. When the counterparty has exposure to us under derivatives with us, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our credit risk. While trusts that contain derivatives are not required to post collateral, when the counterparty is exposed to the trust the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. The net credit risk adjustment (adjustments for our exposure to counterparties net of adjustments for the counterparties’ exposure to us) decreased the valuations by $18 million at December 31, 2014.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Fair Value Measurements (Continued)

Inputs specific to each class of derivatives disclosed in the table below are as follows:

•

Interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives that swap fixed interest payments for LIBOR interest payments (or vice versa) and derivatives swapping quarterly reset LIBOR for daily reset LIBOR or one-month LIBOR were valued using the LIBOR swap yield curve which is an observable input from an active market. These derivatives are level 2 fair value estimates in the hierarchy. Other derivatives swapping LIBOR interest payments for another variable interest payment (primarily T-Bill or Prime) or swapping interest payments based on the Consumer Price Index for LIBOR interest payments are valued using the LIBOR swap yield curve and observable market spreads for the specified index. The markets for these swaps are generally illiquid as indicated by a wide bid/ask spread. The adjustment made for liquidity decreased the valuations by $73 million at December 31, 2014. These derivatives are level 3 fair value estimates.

•

Cross-currency interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives hedging foreign-denominated bonds are valued using the LIBOR swap yield curve (for both USD and the foreign-denominated currency), cross-currency basis spreads, and forward foreign currency exchange rates. The derivatives are primarily British Pound Sterling and Euro denominated. These inputs are observable inputs from active markets. Therefore, the resulting valuation is a level 2 fair value estimate. Amortizing notional derivatives (derivatives whose notional amounts change based on changes in the balance of, or pool of, assets or debt) hedging trust debt use internally derived assumptions for the trust assets’ prepayment speeds and default rates to model the notional amortization. Management makes assumptions concerning the extension features of derivatives hedging rate-reset notes denominated in a foreign currency. These inputs are not market observable; therefore, these derivatives are level 3 fair value estimates.

•

Floor Income Contracts — Derivatives are valued using an option pricing model. Inputs to the model include the LIBOR swap yield curve and LIBOR interest rate volatilities. The inputs are observable inputs in active markets and these derivatives are level 2 fair value estimates.

The carrying value of borrowings designated as the hedged item in a fair value hedge is adjusted for changes in fair value due to benchmark interest rates and foreign-currency exchange rates. These valuations are determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, and observable yield curves, foreign currency exchange rates, and volatilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During 2014 and 2013, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	December 31, 2014				December 31, 2013
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$1	$—	$1	$—	$102	$—	$102
Other	—	5	—	5	—	7	—	7

Total available-for-sale investments	—	6	—	6	—	109	—	109
Derivative instruments:(1)
Interest rate swaps	—	841	16	857	—	785	38	823
Cross-currency interest rate swaps	—	—	164	164	—	27	1,158	1,185
Other	—	—	1	1	—	—	2	2

Total derivative assets(3)	—	841	181	1,022	—	812	1,198	2,010

Total	$—	$847	$181	$1,028	$—	$921	$1,198	$2,119

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(41)	$(104)	$(145)	$—	$(239)	$(125)	$(364)
Floor Income Contracts	—	(915)	—	(915)	—	(1,384)	—	(1,384)
Cross-currency interest rate swaps	—	(77)	(281)	(358)	—	(35)	(151)	(186)
Other	—	—	(12)	(12)	—	—	(23)	(23)

Total derivative liabilities(3)	—	(1,033)	(397)	(1,430)	—	(1,658)	(299)	(1,957)

Total	$—	$(1,033)	$(397)	$(1,430)	$—	$(1,658)	$(299)	$(1,957)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

(2)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(3)	See “Note 7 — Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Year Ended December 31, 2014
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(87)	$1,007	$(21)	$899
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	1	(1,081)	8	(1,072)
Included in other comprehensive income	—	—	—	—
Settlements	(2)	(43)	2	(43)
Transfers in and/or out of level 3	—	—	—	—

Balance, end of period	$(88)	$(117)	$(11)	$(216)

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$—	$(1,225)	$10	$(1,215)

	Year Ended December 31, 2013
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(73)	$1,053	$4	$984
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	9	63	(22)	50
Included in other comprehensive income	—	—	—	—
Settlements	(23)	(109)	(3)	(135)
Transfers in and/or out of level 3	—	—	—	—

Balance, end of period	$(87)	$1,007	$(21)	$899

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(2)	$116	$(19)	$95

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Fair Value Measurements (Continued)

	Year Ended December 31, 2012
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(40)	$1,021	$1	$982
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	(5)	159	3	157
Included in other comprehensive income	—	—	—	—
Settlements	(28)	(127)	—	(155)
Transfers in and/or out of level 3	—	—	—	—

Balance, end of period	$(73)	$1,053	$4	$984

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(31)	$55	$4	$28

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Gains (losses) on derivative and hedging activities, net	$(1,116)	$(27)	$37
Interest expense	44	77	120

Total	$(1,072)	$50	$157

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at December 31, 2014	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/LIBOR basis swaps	$13	Discounted cash flow	Bid/ask adjustment to discount rate	.02% — .05% (.05%)

Prime/LIBOR basis swaps	(101)	Discounted cash flow	Constant Prepayment Rate	4.6%
			Bid/ask adjustment to discount rate	.08% — .08% (.08%)

Cross-currency interest rate swaps	(117)	Discounted cash flow	Constant Prepayment Rate	2.7%
Other	(11)

Total	$(216)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Fair Value Measurements (Continued)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2014			December 31, 2013
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$104,419	$104,521	$(102)	$104,481	$104,588	$(107)
Private Education Loans	29,433	29,796	(363)	37,485	37,512	(27)
Cash and investments(1)	6,002	6,002	—	9,732	9,732	—

Total earning assets	139,854	140,319	(465)	151,698	151,832	(134)

Interest-bearing liabilities
Short-term borrowings	2,661	2,663	2	13,807	13,795	(12)
Long-term borrowings	134,201	136,866	2,665	133,578	136,648	3,070

Total interest-bearing liabilities	136,862	139,529	2,667	147,385	150,443	3,058

Derivative financial instruments
Floor Income Contracts	(915)	(915)	—	(1,384)	(1,384)	—
Interest rate swaps	712	712	—	459	459	—
Cross-currency interest rate swaps	(194)	(194)	—	999	999	—
Other	(11)	(11)	—	(21)	(21)	—

Excess of net asset fair value over carrying value			$2,202			$2,924

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $5 million and $113 million at December 31, 2014 and 2013, respectively, versus a fair value of $6 million and $109 million at December 31, 2014 and 2013, respectively.

13.	Commitments, Contingencies and Guarantees

Regulatory Matters

On May 2, 2014, Navient Solutions, Inc. (“NSI”), a wholly-owned subsidiary of Navient, and Sallie Mae Bank entered into consent orders with the Federal Deposit Insurance Corporation (the “FDIC”) (respectively, the “NSI Order” and the “Bank Order”; collectively, “the FDIC Orders”) to resolve matters related to certain cited violations of Section 5 of the Federal Trade Commission Act, including the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (“SCRA”). The FDIC

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Commitments, Contingencies and Guarantees (Continued)

Orders, which became effective upon the signing of the consent order with the United States Department of Justice (“DOJ”) by Navient and SLM BankCo on May 13, 2014, required NSI to pay $3.3 million in civil monetary penalties. NSI has paid its civil monetary penalties. In addition, the FDIC Orders required the establishment of a restitution reserve account totaling $30 million to provide restitution with respect to loans owned or originated by Sallie Mae Bank, from November 28, 2005 until the effective date of the FDIC Orders. Pursuant to the Separation and Distribution Agreement among SLM Corporation, SLM BankCo and Navient dated as of April 28, 2014 (the “Separation Agreement”), Navient was responsible for funding the restitution reserve account. We funded the account in May 2014.

The NSI Order requires NSI to ensure proper servicing for service members and proper application of SCRA benefits under a revised and broader definition of eligibility than previously required by the statute and regulatory guidance and to make changes to billing statements and late fee practices. These changes to billing statements have already been implemented. In order to treat all customers in a similar manner, NSI decided to voluntarily make restitution of certain late fees to all other customers whose loans were neither owned nor originated by Sallie Mae Bank. These payments will refund certain late fees incurred by the customer and were calculated on the same basis and in the same manner as that which would be required by the FDIC. These refunds are estimated at $42 million and the refund process is on-going.

With respect to alleged civil violations of the SCRA, NSI and Sallie Mae Bank entered into a consent order with the DOJ, in its capacity as the agency having primary authority for enforcement of such matters. The DOJ consent order (“DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by NSI from November 28, 2005 until the effective date of the settlement. The DOJ Order required NSI to fund a $60 million settlement fund, which represents the total amount of compensation due to service members under the DOJ agreement, and to pay $55,000 in civil money penalties. The DOJ Order was approved by the United States District Court in Delaware on September 29, 2014, and as a result, Navient funded the settlement fund and paid the civil money penalties in October 2014.

In 2013, a reserve of $65 million was established for estimated amounts and costs that were probable of being incurred for the FDIC and DOJ matters discussed above. In 2014, an additional reserve of $112 million was recorded for pending regulatory matters based on the progression of settlement discussions with the regulators. As a result, the total reserve established by the Company to cover these costs was $177 million, and as of December 31, 2014, $78 million of those reserves remained. The final cost of these proceedings will remain uncertain until all of the work under the various consent orders has been completed.

As previously disclosed in April 2014, NSI received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees and other matters. Navient has been in discussions with the CFPB relating to these matters and is cooperating with the investigation and is committed to resolving any potential concerns. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith and reserves have not been established in this matter.

In November 2014, NSI’s subsidiary, Pioneer Credit Recovery, Inc. (“Pioneer”), received a CID from the CFPB as part of the CFPB’s investigation regarding Pioneer’s activities relating to rehabilitation loans and collection of defaulted student debt. Navient has been in discussions with the CFPB relating to this matter, is cooperating with the investigation and is committed to resolving any potential concerns. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith and reserves have not been established in this matter.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Commitments, Contingencies and Guarantees (Continued)

In December 2014, NSI received a subpoena from the New York Department of Financial Services (the “NY DFS”) as part of the NY DFS’s inquiry with regard to whether persons or entities have engaged in fraud or misconduct with respect to a financial product or service under New York Financial Services Law or other laws. Navient has been in discussions with the NY DFS relating to this matter, is cooperating with the investigation and is committed to resolving any potential concerns. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith and reserves have not been established in this matter.

Navient has also received CIDs issued by the State of Illinois Office of Attorney General and the State of Washington Office of the Attorney General and continues to cooperate with multiple state Attorneys General in connection with these investigations. According to the CIDs, the investigations were initiated to ascertain whether any practices declared to be unlawful under the Consumer Fraud and Deceptive Business Practices Act have occurred or are about to occur. Navient is cooperating with these investigations and is committed to resolving any potential concerns. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith and reserves have not been established in this matter.

Pursuant to the separation and distribution agreement entered into in connection with the Spin-Off, Navient has agreed to be responsible and indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, all liabilities arising out of the aforementioned regulatory matters, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. There are no additional reserves Navient has related to other indemnification matters with SLM BankCo as of December 31, 2014.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. On September 25, 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG on August 3, 2009 related to our billing practices for SAP. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. Navient remains in active discussions with ED on this matter and we also have the right to appeal the Final Audit Determination to the Administrative Actions and Appeals Service Group of ED. The appeal must be filed no later than March 31, 2015. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Commitments, Contingencies and Guarantees (Continued)

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

14.	Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	2.0	2.0	.1
Other, net	.5	.1	(.5)

Effective tax rate	37.5%	37.1%	34.6%

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Income Taxes (Continued)

The effective tax rates for discontinued operations for the years ended December 31, 2014, 2013 and 2012 are 37.0 percent, 16.2 percent, and 40.7 percent, respectively. The effective tax rate varies from the statutory U.S. federal rate of 35 percent primarily due to the impact of state taxes, net of federal benefit, for the years ended December 31, 2014, 2013 and 2012 and the release of valuation allowances against capital loss carryforwards for the year ended December 31, 2013.

Income tax expense consists of:

	December 31,
(Dollars in millions)	2014	2013	2012
Continuing operations current provision/(benefit):
Federal	$443	$567	$474
State	42	47	27

Total continuing operations current provision/(benefit)	485	614	501
Continuing operations deferred provision/(benefit):
Federal	189	142	23
State	14	20	(26)

Total continuing operations deferred provision/(benefit)	203	162	(3)

Continuing operations provision for income tax expense/(benefit)	688	776	498

Discontinued operations current provision/(benefit):
Federal	$(4)	$32	$1
State	—	1	—

Total discontinued operations current provision/(benefit)	(4)	33	1
Discontinued operations deferred provision/(benefit):
Federal	4	(12)	(2)
State	—	(1)	—

Total discontinued operations deferred provision/(benefit)	4	(13)	(2)

Discontinued operations provision for income tax expense/(benefit)	—	20	(1)

Provision for income tax expense/(benefit)	$688	$796	$497

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
(Dollars in millions)	2014	2013
Deferred tax assets:
Loan reserves	$795	$893
Market value adjustments on student loans, investments and derivatives	352	572
Student loan premiums and discounts, net	114	25
Stock-based compensation plans	50	66
Deferred revenue	49	57
Accrued expenses not currently deductible	27	61
Other	25	30

Total deferred tax assets	1,412	1,704

Deferred tax liabilities:
Gains/(losses) on repurchased debt	—	304
Other	64	81

Total deferred tax liabilities	64	385

Net deferred tax assets	$1,348	$1,319

Included in other deferred tax assets is a valuation allowance of $8 million and $19 million as of December 31, 2014 and 2013, respectively, against a portion of the Company’s federal, state and international deferred tax assets. The valuation allowance is primarily attributable to deferred tax assets for state capital loss carryforwards and state and international net operating loss carryforwards that management believes it is more likely than not will expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e., capital or ordinary) during the period in which the temporary differences become deductible. Management considers, among other things, the economic slowdown, the scheduled reversals of deferred tax liabilities, and the history of positive taxable income available for net operating loss carrybacks in evaluating the realizability of the deferred tax assets.

As of December 31, 2014, we have apportioned state net operating loss carryforwards of $245 million which begin to expire in 2024, state capital loss carryforwards of $2 million which begin to expire in 2017 and international net operating loss carryforwards of $0.3 million which begin to expire in 2032.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes

The following table summarizes changes in unrecognized tax benefits:

	December 31,
(Dollars in millions)	2014	2013	2012
Unrecognized tax benefits at beginning of year	$56.0	$41.2	$45.9
Increases resulting from tax positions taken during a prior period	1.0	5.8	20.0
Decreases resulting from tax positions taken during a prior period	(12.4)	(7.7)	(18.0)
Increases resulting from tax positions taken during the current period	8.4	28.1	11.3
Decreases related to settlements with taxing authorities	(.6)	(7.7)	(14.7)
Increases related to settlements with taxing authorities	—	—	—
Reductions related to the lapse of statute of limitations	(.5)	(3.7)	(3.3)

Unrecognized tax benefits at end of year	$51.9	$56.0	$41.2

As of December 31, 2014, the gross unrecognized tax benefits are $51.9 million. Included in the $51.9 million are $28.3 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

The Company or one of its subsidiaries files income tax returns at the U.S. federal level, in most U.S. states and various foreign jurisdictions. U.S. federal income tax returns filed for years 2011 and prior have either been audited or surveyed and are now resolved. Various combinations of subsidiaries, tax years and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years). We do not expect the resolution of open audits to have a material impact on our unrecognized tax benefits.

15.	Segment Reporting

We monitor and assess our ongoing operations and results by three primary operating segments — the FFELP Loans operating segment, the Private Education Loans operating segment and the Business Services operating segment. These three operating segments meet the quantitative thresholds for reportable segments. Accordingly, the results of operations of our FFELP Loans, Private Education Loans and Business Services segments are presented separately. We have smaller operating segments that consist of business operations that have either been discontinued or are winding down. These operating segments do not meet the quantitative thresholds to be considered reportable segments. As a result, the results of operations for these operating segments (Purchased Paper business and mortgage and other loan business) are combined with gains/losses from the repurchase of debt, the financial results of our corporate liquidity portfolio and all unallocated overhead within the Other reportable segment. The management reporting process measures the performance of our operating segments based on our management structure, as well as the methodology we used to evaluate performance and allocate resources. Management, including our chief operating decision makers, evaluates the performance of our operating segments based on their profitability. As discussed further below, we measure the profitability of our operating segments based on “Core Earnings.” Accordingly, information regarding our reportable segments is provided based on a “Core Earnings” basis.

FFELP Loans Segment

In the FFELP Loans segment, we acquire and finance FFELP Loans. Even though FFELP Loans are no longer originated due to changes in federal law that took effect in 2010, we continue to pursue acquisitions of FFELP Loan portfolios that leverage our servicing scale and generate incremental earnings and cash flow. In this

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

segment, we primarily earn net interest income on the FFELP Loan portfolio. This segment is expected to generate significant amounts of earnings and cash flow as the portfolio amortizes.

We are currently the largest holder of FFELP Loans. Navient’s portfolio of FFELP Loans as of December 31, 2014 was $104.5 billion. Navient’s FFELP Loan portfolio will amortize over approximately 20 years. Navient’s goal is to maximize the cash flow generated by its FFELP Loan portfolio. Navient also seeks to acquire other third-party FFELP Loan portfolios to add net interest income and servicing revenue. During the year, Navient acquired $11.3 billion of FFELP Loans. FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guarantees generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest for loans disbursed.

As a result of the long-term funding used in the FFELP Loan portfolio and the insurance and guarantees provided on these loans, the net interest margin recorded in the FFELP Loans segment is relatively stable and the capital we choose to retain with respect to the segment is modest. As of December 31, 2014, approximately 80 percent of the FFELP Loans held by Navient were funded to term with non-recourse, long-term securitization debt through the use of securitization trusts. For more discussion of the FFELP and related credit support mechanisms, see Appendix A “Description of Federal Family Education Loan Program.”

For loans disbursed before April 1, 2006, FFELP Loans generally earn interest at the higher of either the borrower rate, which is fixed over a period of time, or a floating rate based on the SAP formula set by ED. Navient generally finances FFELP Loans with floating rate debt whose interest is matched closely to the floating nature of the applicable SAP formula. If a decline in interest rates causes the borrower rate to exceed the SAP formula rate, Navient will continue to earn interest on the loan at the fixed borrower rate while the floating rate interest on Navient debt will continue to decline. The additional spread earned between the fixed borrower rate and the SAP formula rate is referred to as Floor Income. Floor Income can be volatile as rates on the underlying debt move up and down. Navient may hedge this risk by using derivatives to lock in the value of the Floor Income over the term of the contract. As of December 31, 2014, approximately $27.2 billion (49 percent) of Navient’s FFELP Loans eligible to earn Floor Income was economically hedged. This amount we hedge declines over time.

The Higher Education Act of 1965 (“HEA”) continues to regulate every aspect of the FFELP, including ongoing communications with borrowers and default aversion requirements. Failure to service a FFELP Loan properly could jeopardize the insurance, guarantees and federal support on these loans. The insurance and guarantees on Navient’s existing loans were not affected by the termination of the FFELP program.

The following table includes asset information for our FFELP Loans segment.

	December 31,
(Dollars in millions)	2014	2013
FFELP Loans, net	$104,521	$104,588
Cash and investments(1)	4,050	4,473
Other	2,566	3,587

Total assets	$111,137	$112,648

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

Private Education Loans Segment

In this segment, we acquire, finance and service Private Education Loans. Even though we no longer originate Private Education Loans, we continue to pursue acquisitions of Private Education Loan portfolios that leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we primarily earn net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of cash as the portfolio amortizes.

Unlike FFELP Loans, the holder of a Private Education Loan bears the full credit risk of the customer and any cosigner. Private Education Loans are made primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or students’ and families’ resources. Navient believes the credit risk of the Private Education Loans it owns is well managed through the rigorous underwriting practices and risk-based pricing utilized when the loans were originated, the continued high levels of qualified cosigners and our internal servicing and risk mitigation practices, as well as our careful use of forbearance and our loan modification programs. Navient expects the combined existence of these elements and the use of these practices reduces the risk of payment interruptions and defaults on its Private Education Loan portfolio. On a “Core Earnings” basis, the 2014 charge-off rate for Private Education Loans as a percentage of loans in repayment was 2.6 percent.

Navient’s portfolio of Private Education Loans totaled $29.8 billion at December 31, 2014. During the year, Navient acquired $1.6 billion of Private Education Loans. As of December 31, 2014, approximately 59 percent of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt through the use of securitization trusts.

The following table includes asset information for our Private Education Loans segment.

	December 31,
(Dollars in millions)	2014	2013
Private Education Loans, net	$29,796	$37,512
Cash and investments(1)	402	2,555
Other	2,453	2,934

Total assets	$32,651	$43,001

(1)	Includes restricted cash and investments.

Business Services Segment

Our Business Services segment generates its revenue from servicing our FFELP Loan portfolio as well as providing servicing and asset recovery services for loans on behalf of Guarantors of FFELP Loans and other institutions, including ED, higher education institutions and other federal, state, court and municipal clients.

State, Local and Institutional Revenues

We provide asset recovery services for over 250 state and municipal clients, recovering on a broad spectrum of receivables including taxes, fines and court fees. Public agencies turn to qualified, responsible providers to supplement their own receivables management efforts to recover revenues to support public priorities. In addition, we provide recovery services for federal Perkins loan, tuition and other receivables for more than 1,000 colleges, universities and other institutional clients.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

FFELP-Related Revenues

Navient is currently the largest servicer and collector of loans made under the FFELP program, and the majority of our income has been derived, directly or indirectly, from our portfolio of FFELP Loans and servicing we have provided for FFELP Loans. In 2010, Congress passed legislation ending the origination of education loans under FFELP. The terms and conditions of existing FFELP Loans were not affected by this legislation. Our FFELP Loan portfolio will amortize over approximately 20 years. The fee income we have earned from providing servicing and asset recovery services on such loans will similarly decline over time. We also provide servicing and asset recovery services on behalf of Guarantors of FFELP Loans and other institutions.

•

Servicing revenues from the FFELP Loans we own represent intercompany charges to the FFELP Loans segment at rates paid to us by the trusts which own the loans. These fees are legally the first payment priority of the trusts and exceed the actual cost of servicing the loans. Intercompany loan servicing revenues declined to $456 million in 2014 from $529 million in 2013. Intercompany loan servicing revenues will continue to decline as our FFELP Loan portfolio amortizes.

•

In 2014, we earned account maintenance fees on FFELP Loans serviced for Guarantors of $34 million, down from $38 million in 2013. These fees will continue to decline as the underlying FFELP Loan portfolio serviced for Guarantors amortizes.

•

We provide default aversion, post default collections and claims processing to 11 of the 29 Guarantor agencies that serve as an intermediary between the U.S. federal government and FFELP lenders and are responsible for paying the claims made on defaulted loans. As of December 31, 2014, Navient had an outstanding inventory of asset recovery receivables of approximately $15.4 billion, of which $12.5 billion was student loans ($10.0 billion FFELP Loans and $2.5 billion DSLP Loans) and the remainder was other asset classes. In 2014, asset recovery revenue from Guarantor clients totaled $275 million, compared to $303 million the prior year. As FFELP Loans are no longer originated, these revenues will decline over time unless we acquire additional portfolios from Guarantor clients. The rate at which these revenues will decrease has also been affected by the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduced the amount to be paid to Guarantor agencies for assisting customers to rehabilitate their defaulted FFELP Loans under Section 428F of the HEA. The Budget Act reduced fee income by approximately $78 million in 2014.

In 2014, FFELP-related revenues accounted for 77 percent of total Business Services segment revenues compared with 80 percent and 85 percent, respectively, in 2013 and 2012. Total Business Services segment revenues were $1.06 billion for the year ended December 31, 2014, down from $1.13 billion for the year ended December 31, 2013.

ED Asset Recovery and Servicing Revenues

Since 1997, Navient has provided asset recovery services on defaulted student loans to ED. This contract expired by its terms on February 21, 2015 and our Pioneer Credit Recovery subsidiary received no new account placements under the contract. We are engaged with ED to learn more about their decision and address any questions or concerns they may have. In addition, we have submitted a response to ED’s request for proposals (RFP) in relation to a new contract for similar services. There can be no assurances that Pioneer will be awarded an extension of the existing contract, a new contract under the RFP or what volume of accounts might be placed with Pioneer. In 2014, asset recovery revenue from ED totaled $65 million, compared to $62 million in the prior year.

Since the second quarter of 2009, we have been one of four large servicers awarded a servicing contract by ED to service federal loans owned by ED. We service approximately 6.2 million accounts under this servicing

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

contract as of December 31, 2014. The servicing contract spans five years with the possibility of one five-year renewal at the option of ED. On August 27, 2014, ED extended its servicing contract with Navient to service federal loans for five more years. Under the terms of the contract extension, the allocation of ongoing volume will be determined twice each year based on the relative performance of the servicers of five metrics: borrowers in current repayment status (30 percent), borrowers more than 90 but less than 271 days delinquent (15 percent), borrowers 271 days or more up to 360 days delinquent (15 percent), a survey of borrowers (35 percent), and a survey of ED personnel (5 percent). Quarterly scores in each metric will be averaged together twice each year to calculate the final result of each metric. Our allocation under the servicing contract increased to 24 percent for the period beginning August 15, 2014 from 18 percent for the prior period beginning August 15, 2013. Beginning on January 1, 2015, the aggregate allocation for not-for-profit servicers increased to 25 percent of all new DSLP borrowers. We earned $130 million of revenue under the contract for the year ended December 31, 2014.

At December 31, 2014 and 2013, the Business Services segment had total assets of $416 million and $892 million, respectively.

Other Segment

The Other segment primarily consists of activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all unallocated overhead. We also include results from certain smaller wind-down and discontinued operations within this segment. Overhead expenses include costs related to executive management, the board of directors, accounting, finance, legal, human resources, stock-based compensation expense and certain information technology costs related to infrastructure and operations.

At December 31, 2014 and 2013, the Other segment had total assets of $2.1 billion and $3.0 billion, respectively.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

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

Old SLM’s definition of “Core Earnings” did not exclude the financial results attributable to the operations of the consumer banking business and related restructuring and reorganization expense incurred in connection with the Spin-Off. In the second quarter of 2014, in connection with the Spin-Off, Navient included this additional adjustment as a part of “Core Earnings” to allow better comparability of Navient’s results to pre-Spin-Off historical periods. All “Core Earnings” financial results for prior periods in this Annual Report on Form 10-K have been restated to conform to Navient’s revised definition of “Core Earnings.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$2,097	$1,958	$—	$—	$—	$4,055	$699	$(42)	$657	$4,712
Other loans	—	—	—	9	—	9	—	—	—	9
Cash and investments	4	—	—	4	—	8	—	1	1	9

Total interest income	2,101	1,958	—	13	—	4,072	699	(41)	658	4,730
Total interest expense	1,168	708	—	114	—	1,990	42	31	73	2,063

Net interest income (loss)	933	1,250	—	(101)	—	2,082	657	(72)	585	2,667
Less: provisions for loan losses	40	539	—	—	—	579	—	49	49	628

Net interest income (loss) after provisions for loan losses	893	711	—	(101)	—	1,503	657	(121)	536	2,039
Other income (loss):
Gains (losses) on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	62	25	668	—	(456)	299	—	(1)	(1)	298
Asset recovery revenue	—	—	388	—	—	388	—	—	—	388
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	6	26	—	32	(657)	846	189	221

Total other income (loss)	62	25	1,062	26	(456)	719	(657)	845	188	907
Expenses:
Direct operating expenses	483	181	384	132	(456)	724	—	36	36	760
Overhead expenses	—	—	—	200	—	200	—	27	27	227

Operating expenses	483	181	384	332	(456)	924	—	63	63	987
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	9	9	9
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	113	113	113

Total expenses	483	181	384	332	(456)	924	—	185	185	1,109
Income (loss) from continuing operations, before income tax expense (benefit)	472	555	678	(407)	—	1,298	—	539	539	1,837
Income tax expense (benefit)(3)	176	204	250	(150)	—	480	—	208	208	688

Net income (loss) from continuing operations	$296	$351	$428	$(257)	$—	$818	$—	$331	$331	$1,149
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$296	$351	$428	$(257)	$—	$818	$—	$331	$331	$1,149

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2014
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$136	$400	$—	$536
Total other income	15	173	—	188
Operating expenses	63	—	—	63
Goodwill and acquired intangible asset impairment and amortization	—	—	9	9
Restructuring and other reorganization expenses	113	—	—	113

Total “Core Earnings” adjustments to GAAP	$(25)	$573	$(9)	539

Income tax expense				208

Net income				$331

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

	Year Ended December 31, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$2,274	$2,037	$—	$—	$—	$4,311	$816	$222	$1,038	$5,349
Other loans	—	—	—	11	—	11	—	—	—	11
Cash and investments	5	2	—	5	—	12	—	5	5	17

Total interest income	2,279	2,039	—	16	—	4,334	816	227	1,043	5,377
Total interest expense	1,260	748	—	59	—	2,067	55	88	143	2,210

Net interest income (loss)	1,019	1,291	—	(43)	—	2,267	761	139	900	3,167
Less: provisions for loan losses	48	722	—	—	—	770	—	69	69	839

Net interest income (loss) after provisions for loan losses	971	569	—	(43)	—	1,497	761	70	831	2,328
Other income (loss):
Gains (losses) on sales of loans and investments	312	—	—	(10)	—	302	—	—	—	302
Servicing revenue	76	33	705	(1)	(529)	284	—	6	6	290
Asset recovery revenue	—	—	420	—	—	420	—	—	—	420
Gains on debt repurchases	—	—	—	48	—	48	(6)	—	(6)	42
Other income (loss)	—	—	5	5	—	10	(755)	577	(178)	(168)

Total other income (loss)	388	33	1,130	42	(529)	1,064	(761)	583	(178)	886
Expenses:
Direct operating expenses	555	179	348	68	(529)	621	—	185	185	806
Overhead expenses	—	—	—	167	—	167	—	69	69	236

Operating expenses	555	179	348	235	(529)	788	—	254	254	1,042
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	13	13	13
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	72	72	72

Total expenses	555	179	348	235	(529)	788	—	339	339	1,127
Income (loss) from continuing operations, before income tax expense (benefit)	804	423	782	(236)	—	1,773	—	314	314	2,087
Income tax expense (benefit)(3)	291	154	284	(86)	—	643	—	133	133	776

Net income (loss) from continuing operations	513	269	498	(150)	—	1,130	—	181	181	1,311
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	111	1	—	112	—	(6)	(6)	106

Net income (loss)	513	269	609	(149)	—	1,242	—	175	175	1,417
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)	(1)

Net income (loss) attributable to Navient Corporation	$513	$269	$609	$(149)	$—	$1,242	$—	$176	$176	1,418

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2013
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$376	$455	$—	$831
Total other income (loss)	34	(212)	—	(178)
Operating expenses	254	—	—	254
Goodwill and acquired intangible asset impairment and amortization	—	—	13	13
Restructuring and other reorganization expenses	72	—	—	72

Total “Core Earnings” adjustments to GAAP	$84	$243	$(13)	314

Income tax expense				133
Loss from discontinued operations, net of tax benefit				(6)
Net loss attributable to noncontrolling interest				(1)

Net income				$176

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

	Year Ended December 31, 2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$2,729	$2,036	$—	$—	$—	$4,765	$858	$109	$967	$5,732
Other loans	—	—	—	16	—	16	—	—	—	16
Cash and investments	11	3	(3)	2	4	17	—	4	4	21

Total interest income	2,740	2,039	(3)	18	4	4,798	858	113	971	5,769
Total interest expense	1,589	733	—	38	4	2,364	115	82	197	2,561

Net interest income (loss)	1,151	1,306	(3)	(20)	—	2,434	743	31	774	3,208
Less: provisions for loan losses	68	946	—	—	—	1,014	—	66	66	1,080

Net interest income (loss) after provisions for loan losses	1,083	360	(3)	(20)	—	1,420	743	(35)	708	2,128
Other income (loss):
Gains (losses) on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	90	45	812	—	(669)	278	—	1	1	279
Asset recovery revenue	—	—	356	—	—	356	—	—	—	356
Gains on debt repurchases	—	—	—	145	—	145	—	—	—	145
Other income (loss)	—	—	(2)	15	—	13	(743)	194	(549)	(536)

Total other income (loss)	90	45	1,166	160	(669)	792	(743)	195	(548)	244
Expenses:
Direct operating expenses	699	150	312	13	(669)	505	—	168	168	673
Overhead expenses	—	—	—	143	—	143	—	81	81	224

Operating expenses	699	150	312	156	(669)	648	—	249	249	897
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	27	27	27
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	11	11	11

Total expenses	699	150	312	156	(669)	648	—	287	287	935
Income (loss) from continuing operations, before income tax expense (benefit)	474	255	851	(16)	—	1,564	—	(127)	(127)	1,437
Income tax expense (benefit)(3)	171	87	305	(3)	—	560	—	(62)	(62)	498

Net income (loss) from continuing operations	303	168	546	(13)	—	1,004	—	(65)	(65)	939
Income (loss) from discontinued operations, net of tax expense (benefit)	—	(2)	—	1	—	(1)	—	(1)	(1)	(2)

Net income (loss)	303	166	546	(12)	—	1,003	—	(66)	(66)	937
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(2)	(2)	(2)

Net income (loss) attributable to Navient Corporation	$303	$166	$546	$(12)	$—	$1,003	$—	$(64)	$(64)	$939

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2012
(Dollars in millions)	Net Impact of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$318	$390	$—	$708
Total other income (loss)	36	(584)	—	(548)
Operating expenses	249	—	—	249
Goodwill and acquired intangible asset impairment and amortization	—	—	27	27
Restructuring and other reorganization expenses	11	—	—	11

Total “Core Earnings” adjustments to GAAP	$94	$(194)	$(27)	(127)

Income tax benefit				(62)
Loss from discontinued operations, net of tax benefit				(1)
Net loss attributable to noncontrolling interest				(2)

Net loss				$(64)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off(1)	$(25)	$84	$94
Net impact of derivative accounting(2)	573	243	(194)
Net impact of goodwill and acquired intangible assets(3)	(9)	(13)	(27)
Net tax effect(4)	(208)	(133)	62
Net impact of discontinued operations and noncontrolling interest	—	(5)	1

Total “Core Earnings” adjustments to GAAP	$331	$176	$(64)

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

(3)	Goodwill and acquired intangible assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and amortization of acquired intangible assets.

(4)	Net Tax Effect: Such tax effect is based upon our “Core Earnings” effective tax rate for the year.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Discontinued Operations

In 2013, we sold our Campus Solutions business and our 529 college-savings plan administration business and recorded an after-tax gain of $38 million and $65 million, respectively. These businesses comprise operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the rest of the Company and we will have no continuing involvement. As a result, these businesses are presented in discontinued operations of our Business Services segment for the periods presented.

At December 31, 2013, assets of our discontinued operations of $103 million, including primarily other assets of $98 million and the offsetting liability of $94 million included within other liabilities, consisted primarily of funds held in accordance with contractual requirements on behalf of the acquirer of our Campus Solutions business pending remittance to their school clients and transition of administration of remaining bank accounts, which transition was substantially complete at December 31, 2014.

The following table summarizes our discontinued operations.

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Operations:
Income (loss) from discontinued operations before income tax expense (benefit)	$—	$126	$(3)
Income tax expense (benefit)	—	20	(1)

Income (loss) from discontinued operations, net of tax expense (benefit)	$—	$106	$(2)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Quarterly Financial Information (unaudited)

	2014
(Dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$766	$662	$624	$614
Less: provisions for loan losses	185	165	140	138

Net interest income after provisions for loan losses	581	497	484	476
Gains (losses) on derivative and hedging activities, net	(8)	61	108	(22)
Other income	178	214	180	194
Operating expenses	366	211	195	215
Goodwill and acquired intangible asset impairment and amortization expense	4	2	2	2
Restructuring and other reorganization expenses	26	61	14	10
Income tax expense	136	191	200	159

Net income from continuing operations	219	307	361	262
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	(2)	1

Net income	219	307	359	263
Less: net loss attributable to noncontrolling interest	—	—	—	—

Net income attributable to Navient Corporation	219	307	359	263
Preferred stock dividends	5	2	—	—

Net income attributable to Navient Corporation common stock	$214	$305	$359	$263

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$.50	$.72	$.87	$.65
Discontinued operations	—	—	—	—

Total	$.50	$.72	$.87	$.65

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$.49	$.71	$.85	$.64
Discontinued operations	—	—	—	—

Total	$.49	$.71	$.85	$.64

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Quarterly Financial Information (unaudited) (Continued)

	2013
(Dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$795	$784	$799	$789
Less: provisions for loan losses	241	201	207	190

Net interest income after provisions for loan losses	554	583	592	599
Gains (losses) on derivative and hedging activities, net	(31)	18	(127)	(128)
Other income	281	472	196	203
Operating expenses	235	244	257	305
Goodwill and acquired intangible asset impairment and amortization expense	3	3	4	3
Restructuring and other reorganization expenses	10	23	12	26
Income tax expense	211	299	136	129

Net income from continuing operations	345	504	252	211
Income from discontinued operations, net of tax expense	1	38	8	59

Net income	346	542	260	270
Less: net loss attributable to noncontrolling interest	—	(1)	—	—

Net income attributable to Navient Corporation	346	543	260	270
Preferred stock dividends	5	5	5	5

Net income attributable to Navient Corporation common stock	$341	$538	$255	$265

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$.76	$1.14	$.56	$.47
Discontinued operations	—	.08	.02	.14

Total	$.76	$1.22	$.58	$.61

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$.74	$1.12	$.55	$.47
Discontinued operations	—	.08	.02	.13

Total	$.74	$1.20	$.57	$.60

APPENDIX A

DESCRIPTION OF FEDERAL FAMILY EDUCATION LOAN PROGRAM

Note: On March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010 (“HCERA”) which terminated the FFELP as of July 1, 2010. This appendix presents an abbreviated summary of the program prior to the termination date. The new law does not alter or affect the terms and conditions of existing FFELP Loans made before July 1, 2010 or the credit support related thereto.

This appendix describes or summarizes the material provisions of Title IV of the Higher Education Act (“HEA”), the FFELP and related statutes and regulations. It, however, is not complete and is qualified in its entirety by reference to each actual statute and regulation. Both the HEA and the related regulations has been the subject of extensive amendments over the years. We cannot predict whether future amendments or modifications might materially change any of the programs described in this appendix or the statutes and regulations that implement them.

General

The FFELP, under Title IV of HEA, provided for loans to students who were enrolled in eligible institutions, or to parents of dependent students who were enrolled in eligible institutions, to finance their educational costs. Payment of principal and interest on the student loans to the holders of the loans is insured by a state or not-for-profit guaranty agency against:

•	default of the borrower;

•	the death, bankruptcy or permanent, total disability of the borrower;

•	closing of the student’s school prior to the end of the academic period;

•	false certification of the borrower’s eligibility for the loan by the school; and

•	an unpaid school refund.

Claims are paid from federal assets, known as “federal student loan reserve funds,” which are maintained and administered by state and not-for-profit guaranty agencies. In addition the holders of student loans are entitled to receive interest subsidy payments and Special Allowance Payments from ED on eligible student loans. Special Allowance Payments raise the yield to student loan lenders when the statutory borrower interest rate is below an indexed market value.

Four types of FFELP Loans were authorized under the HEA:

•	Subsidized Federal Stafford Loans to students who demonstrated requisite financial need;

•	Unsubsidized Federal Stafford Loans to students who either did not demonstrate financial need or require additional loans to supplement their Subsidized Stafford Loans;

•	Federal PLUS Loans to graduate or professional students (effective July 1, 2006) or parents of dependent students whose estimated costs of attending school exceed other available financial aid; and

•	FFELP Consolidation Loans, which consolidate into a single loan a borrower’s obligations under various federally authorized student loan programs.

Legislative Matters

The federal student loan programs are subject to frequent statutory and regulatory changes. The most significant change to the FFELP was with the enactment of the HCERA, which terminated the FFELP as of July 1, 2010.

On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This law includes changes that permit FFELP lenders or beneficial holders to change the index on which the Special

Allowance Payments are calculated for FFELP Loans first disbursed on or after January 1, 2000. The law allows holders to elect to move the index from the Commercial Paper (“CP”) Rate to the one-month London Interbank Offered Rate (“LIBOR”). Such elections have been made by April 1, 2012.

Eligible Lenders, Students and Educational Institutions

Lenders who were eligible to make loans under the FFELP generally included banks, savings and loan associations, credit unions, pension funds and, under some conditions, schools and guaranty agencies. FFELP Loans were made to, or on behalf of, a “qualified student.” A “qualified student” is an individual who

•	is a United States citizen, national or permanent resident;

•	has been accepted for enrollment or is enrolled and maintaining satisfactory academic progress at a participating educational institution; and

•	is carrying at least one-half of the normal full-time academic workload for the course of study the student is pursuing.

A student qualified for a subsidized Stafford Loan if his family met the financial need requirements for the particular loan program. Only PLUS Loan borrowers have to meet credit standards.

Eligible schools included institutions of higher education, including proprietary institutions, meeting the standards provided in the HEA. For a school to participate in the program, the U.S. Department of Education (“ED”) had to approve its eligibility under standards established by regulation.

Financial Need Analysis

Subject to program limits and conditions, student loans generally were made in amounts sufficient to cover the student’s estimated costs of attending school, including tuition and fees, books, supplies, room and board, transportation and miscellaneous personal expenses as determined by the institution. Generally, each loan applicant (and parents in the case of a dependent child) underwent a financial need analysis.

Special Allowance Payments (“SAP”)

The HEA provides for quarterly Special Allowance Payments to be made by ED to holders of student loans to the extent necessary to ensure that they receive at least specified market interest rates of return. The rates for Special Allowance Payments depend on formulas that vary according to the type of loan, the date the loan was made and the type of funds, tax-exempt or taxable, used to finance the loan. ED makes a Special Allowance Payment for each calendar quarter.

The Special Allowance Payment equals the average unpaid principal balance, including interest which has been capitalized, of all eligible loans held by a holder during the quarterly period multiplied by the special allowance percentage.

Fees

Loan Rebate Fee. A loan rebate fee of 1.05 percent is paid annually on the unpaid principal and interest of each Consolidation Loan disbursed on or after October 1, 1993. This fee was reduced to 0.62 percent for loans made from October 1, 1998 to January 31, 1999.

Stafford Loan Program

For Stafford Loans, the HEA provided for:

•	federal reimbursement of Stafford Loans made by eligible lenders to qualified students;

•	federal interest subsidy payments on Subsidized Stafford Loans paid by ED to holders of the loans in lieu of the borrowers’ making interest payments during in-school, grace and deferment periods; and

•	Special Allowance Payments representing an additional subsidy paid by ED to the holders of eligible Stafford Loans.

We refer to all three types of assistance as “federal assistance.”

The HEA also permits, and in some cases requires, “forbearance” periods from loan collection in some circumstances. Interest that accrues during forbearance is never subsidized. Interest that accrues during deferment periods may be subsidized.

PLUS and Supplemental Loans to Students (“SLS”) Loan Programs

The HEA authorizes PLUS Loans to be made to graduate or professional students (effective July 1, 2006) and parents of eligible dependent students and previously authorized SLS Loans to be made to the categories of students subsequently served by the Unsubsidized Stafford Loan program. Borrowers who have no adverse credit history or who are able to secure an endorser without an adverse credit history are eligible for PLUS Loans, as well as some borrowers with extenuating circumstances. The federal assistance applicable to PLUS and SLS Loans are similar to those of Stafford Loans. However, interest subsidy payments are not available under the PLUS and SLS programs and, in some instances, Special Allowance Payments are more restricted.

The annual and aggregate amounts of PLUS Loans were limited only to the difference between the cost of the student’s education and other financial aid received, including scholarship, grants and other student loans.

Consolidation Loan Program

The enactment of HCERA ended new originations under the FFELP consolidation program, effective July 1, 2010. Previously, the HEA authorized a program under which borrowers may consolidate one or more of their student loans into a single FFELP Consolidation Loan that is insured and reinsured on a basis similar to Stafford and PLUS Loans. FFELP Consolidation Loans were made in an amount sufficient to pay outstanding principal, unpaid interest, late charges and collection costs on all federally reinsured student loans incurred under the FFELP that the borrower selects for consolidation, as well as loans made under various other federal student loan programs and loans made by different lenders. In general, a borrower’s eligibility to consolidate their federal student loans ends upon receipt of a Consolidation Loan. With the end of new FFELP originations, borrowers with multiple loans, including FFELP loans, may only consolidate their loans in the DSLP.

Guaranty Agencies under the FFELP

Under the FFELP, guaranty agencies insured FFELP loans made by eligible lending institutions, paying claims from “federal student loan reserve funds.” These loans are insured as to 100 percent of principal and accrued interest against death or discharge. FFELP loans are also insured against default, with the percent insured dependent on the date of the loans disbursement. For loans that were made before October 1, 1993, lenders are insured for 100 percent of the principal and unpaid accrued interest. From October 1, 1993 to June 30, 2006, lenders are insured for 98 percent of principal and all unpaid accrued interest. Insurance for loans made on or after July 1, 2006 was reduced from 98 percent to 97 percent.

ED guarantees to the guaranty agencies reimbursement of amounts paid to lenders on FFELP Loans. Under the HEA, the guaranty agencies by way of guaranty agreements entered into with ED are, subject to conditions, deemed to have a contractual right against the United States during the life of the loan to receive reimbursement for these amounts.

After ED reimburses a guaranty agency for a default claim, the guaranty agency attempts to collect the loan from the borrower. However, ED requires that the defaulted loans be assigned to it when the guaranty agency is not successful. A guaranty agency also refers defaulted loans to ED to “offset” any federal income tax refunds or other federal reimbursement which may be due the borrowers. Some states have similar offset programs.

To be eligible, FFELP loans must meet the requirements of the HEA and regulations issued under the HEA. Generally, these regulations require that lenders determine whether the applicant is an eligible borrower attending an eligible institution, explain to borrowers their responsibilities under the loan, ensure that the promissory notes evidencing the loan are executed by the borrower; and disburse the loan proceeds as required. After the loan is made, the lender must establish repayment terms with the borrower, properly administer deferrals and forbearances, credit the borrower for payments made, and report the loan’s status to credit reporting agencies. If a borrower becomes delinquent in repaying a loan, a lender must perform collection procedures that vary depending upon the length of time a loan is delinquent. The collection procedures consist of telephone calls, demand letters, skiptracing procedures and requesting assistance from the guaranty agency.

A lender may submit a default claim to the guaranty agency after a student loan has been delinquent for at least 270 days. The guaranty agency must review and pay the claim within 90 days after the lender filed it. The guaranty agency will pay the lender interest accrued on the loan for up to 450 days after delinquency. The guaranty agency must file a reimbursement claim with ED within 45 days (reduced to 30 days July 1, 2006) after the guaranty agency paid the lender for the default claim. Following payment of claims, the guaranty agency endeavors to collect the loan. Guaranty agencies also must meet statutory and regulatory requirements for collecting loans.

If ED determines that a guaranty agency is unable to meet its insurance obligations, the holders of loans insured by that guaranty agency may submit claims directly to ED and ED is required to pay the full reimbursements amounts due, in accordance with claim processing standards no more stringent than those applied by the affected guaranty agency. However, ED’s obligation to pay reimbursement amounts directly in this fashion is contingent upon ED determining a guaranty agency is unable to meet its obligations. While there have been situations where ED has made such determinations regarding affected guaranty agencies, there can be no assurances as to whether ED must make such determinations in the future or whether payments of reimbursement amounts would be made in a timely manner.

Student Loan Discharges

FFELP Loans are not generally dischargeable in bankruptcy. Under the United States Bankruptcy Code, before a student loan may be discharged, the borrower must demonstrate that repaying it would cause the borrower or his family undue hardship. When a FFELP borrower files for bankruptcy, collection of the loan is suspended during the time of the proceeding. If the borrower files under the “wage earner” provisions of the Bankruptcy Code or files a petition for discharge on the ground of undue hardship, then the lender transfers the loan to the guaranty agency which then participates in the bankruptcy proceeding. When the proceeding is complete, unless there was a finding of undue hardship, the loan is transferred back to the lender and collection resumes.

Student loans are discharged if the borrower died or becomes totally and permanently disabled. A physician must certify eligibility for a total and permanent disability discharge. Effective January 29, 2007, discharge eligibility was extended to survivors of eligible public servants and certain other eligible victims of the terrorist attacks on the United States on September 11, 2001.

If a school closes while a student is enrolled, or within 120 days after the student withdrew, loans made for that enrollment period are discharged. If a school falsely certifies that a borrower is eligible for the loan, the loan may be discharged. And if a school fails to make a refund to which a student is entitled, the loan is discharged to the extent of the unpaid refund.

Rehabilitation of Defaulted Loans

ED is authorized to enter into agreements with the guaranty agency under which the guaranty agency may sell defaulted loans that are eligible for rehabilitation to an eligible lender. For a loan to be eligible for rehabilitation the guaranty agency must have received reasonable and affordable payments for 12 months (reduced to 9 payments in 10 months effective July 1, 2006), then the loans will be submitted to a lender, and only after the sale to an eligible lender is the loan considered rehabilitated. Upon rehabilitation, a borrower is again eligible for all the benefits under the HEA. No student loan rehabilitated on or after August 14, 2008, is eligible to be rehabilitated more than once.

The July 1, 2009 technical corrections made to the HEA under H.R. 1777, Public Law 111-39, provide authority between July 1, 2009 through September 30, 2011, for a guaranty agency to assign a defaulted loan to ED depending on market conditions.

The Bipartisan Budget Act of 2013 reduced the charge that a Guarantor may assess to a borrower to defray the collection cost for assisting a borrower with the rehabilitation of a defaulted FFELP loan. The change was effective for loans sold by a Guarantor to an eligible lender on and after July 1, 2014.

GLOSSARY

Listed below are definitions of key terms that are used throughout this document. See also Appendix A “Description of Federal Family Education Loan Program” for a further discussion of the FFELP.

Consolidation Loan Rebate Fee — All holders of FFELP Consolidation Loans are required to pay to the U.S. Department of Education an annual 1.05 percent Consolidation Loan Rebate Fee on all outstanding principal and accrued interest balances of FFELP Consolidation Loans purchased or originated after October 1, 1993, except for loans for which consolidation applications were received between October 1, 1998 and January 31, 1999, where the Consolidation Loan Rebate Fee is 62 basis points.

Constant Prepayment Rate (“CPR”) — A variable in life-of-loan estimates that measures the rate at which loans in the portfolio prepay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance.

“Core Earnings” — We prepare financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In addition to evaluating our GAAP-based financial information, management evaluates the business segments on a basis that, as allowed under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” differs from GAAP. We refer to management’s basis of evaluating its segment results as “Core Earnings” presentations for each business segment and refer to these performance measures in its presentations with credit rating agencies and lenders. While “Core Earnings” results are not a substitute for reported results under GAAP, we rely on “Core Earnings” performance measures in operating each business segment because we believes these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

“Core Earnings” performance measures are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a “Core Earnings” basis by reportable segment, as these are the measures used regularly by our chief operating decision makers. “Core Earnings” performance measures are used in developing our financial plans, tracking results, and establishing corporate performance targets and incentive compensation. Management believes this information provides additional insight into the financial performance of our core business activities. “Core Earnings” performance measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Our “Core Earnings” presentation does not represent another comprehensive basis of accounting.

See “Note 15 — Segment Reporting” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — ‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

Direct Loans — Educational loans provided by the DSLP (see definition below) to students and parent borrowers directly through ED (see definition below) rather than through a bank or other lender.

DSLP — The William D. Ford Federal Direct Loan Program.

ED — The U.S. Department of Education.

FFELP — The Federal Family Education Loan Program, formerly the Guaranteed Student Loan Program, a program that was discontinued in 2010.

FFELP Consolidation Loans — Under the FFELP, borrowers with multiple eligible student loans may have consolidated them into a single student loan with one lender at a fixed rate for the life of the loan. The new loan is considered a FFELP Consolidation Loan. The borrower rate on a FFELP Consolidation Loan is fixed for the term of the loan and was set by the weighted average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent. Holders of FFELP Consolidation Loans are eligible to earn interest under the Special Allowance Payment (“SAP”) formula. In April 2008, we suspended originating new FFELP Consolidation Loans.

FFELP Stafford and Other Student Loans — Education loans to students or parents of students that are guaranteed or reinsured under the FFELP. The loans are primarily Stafford loans but also include PLUS and HEAL loans. The FFELP was discontinued in 2010.

Fixed Rate Floor Income — Fixed Rate Floor Income is Floor Income associated with student loans with borrower rates that are fixed to term (primarily FFELP Consolidation Loans and Stafford Loans originated on or after July 1, 2006).

Floor Income — For loans disbursed before April 1, 2006, FFELP Loans generally earn interest at the higher of either the borrower rate, which is fixed over a period of time, or a floating rate based on the SAP formula. We generally finance our student loan portfolio with floating rate debt whose interest is matched closely to the floating nature of the applicable SAP formula. If interest rates decline to a level at which the borrower rate exceeds the SAP formula rate, we continue to earn interest on the loan at the fixed borrower rate while the floating rate interest on our debt continues to decline. In these interest rate environments, we refer to the additional spread it earns between the fixed borrower rate and the SAP formula rate as Floor Income. Depending on the type of student loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. As a result, for loans where the borrower rate is fixed to term, we may earn Floor Income for an extended period of time, and for those loans where the borrower interest rate is reset annually on July 1, we may earn Floor Income to the next reset date. In accordance with legislation enacted in 2006, lenders are required to rebate Floor Income to ED for all FFELP Loans disbursed on or after April 1, 2006.

The following example shows the mechanics of Floor Income for a typical fixed rate FFELP Consolidation Loan (with a LIBOR-based SAP spread of 2.64 percent):

Fixed Borrower Rate	4.25%
SAP Spread over LIBOR	(2.64)

Floor Strike Rate(1)	1.61%

(1)      The interest rate at which the underlying index (LIBOR, Treasury bill or commercial paper) plus the fixed SAP spread equals the fixed borrower rate. Floor Income is earned anytime the interest rate of the underlying index declines below this rate.

Based on this example, if the quarterly average LIBOR rate is over 1.61 percent, the holder of the student loan will earn at a floating rate based on the SAP formula, which in this example is a fixed spread to LIBOR of 2.64 percent. On the other hand, if the quarterly average LIBOR rate is below 1.61 percent, the SAP formula will produce a rate below the fixed borrower rate of 4.25 percent and the loan holder earns at the borrower rate of 4.25 percent.

Graphic Depiction of Floor Income:

Floor Income Contracts — We enter into contracts with counterparties under which, in exchange for an upfront contractual payment representing the present value of the Floor Income that we expect to earn on a notional amount of underlying student loans being economically hedged, we will pay the counterparties the Floor Income earned on that notional amount over the life of the Floor Income Contract. Specifically, we agree to pay the counterparty the difference, if positive, between the fixed borrower rate less the SAP (see definition below) spread and the average of the applicable interest rate index on that notional amount, regardless of the actual balance of underlying student loans, over the life of the contract. The contracts generally do not extend over the life of the underlying student loans. This contract effectively locks in the amount of Floor Income we will earn over the period of the contract. Floor Income Contracts are not considered effective hedges under ASC 815, “Derivatives and Hedging,” and each quarter we must record the change in fair value of these contracts through income.

GAAP — Generally accepted accounting principles in the United States of America.

Guarantor(s) — State agencies or non-profit companies that guarantee (or insure) FFELP Loans made by eligible lenders under The Higher Education Act of 1965 (“HEA”), as amended.

HCERA — The Health Care and Education Reconciliation Act of 2010.

Private Education Loans — Education loans to students or their families that bear the full credit risk of the customer and any cosigner. Private Education Loans are made primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or students’ and families’ resources. Private Education Loans include loans for higher education (undergraduate and graduate degrees) and for alternative education, such as career training, private kindergarten through secondary education schools and tutorial schools. Certain higher education loans have repayment terms similar to FFELP Loans, whereby repayments begin after the borrower leaves school while others require repayment of interest or a fixed pay amount while the borrower is still in school. Our higher education Private Education Loans are not dischargeable in bankruptcy, except in certain limited circumstances.

In the context of our Private Education Loan business, we use the term “non-traditional loans” to describe education loans made to certain customers that have or are expected to have a high default rate as a result of a number of factors, including having a lower tier credit rating, low program completion and graduation rates or, where the customer is expected to graduate, a low expected income relative to the customer’s cost of attendance. Non-traditional loans are loans to customers attending for-profit schools with an original FICO score of less than 670 and customers attending not-for-profit schools with an original FICO score of less than 640. The FICO score used in determining whether a loan is non-traditional is the greater of the customer or cosigner FICO score at origination.

Repayment Borrower Benefits — Financial incentives offered to borrowers based on pre-determined qualifying factors, which are generally tied directly to making on-time monthly payments. The impact of Repayment Borrower Benefits is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits and the amount of the financial benefit offered to the borrower.

Residual Interest — When we securitize student loans, we retain the right to receive cash flows from the student loans sold to trusts that we sponsor in excess of amounts needed to pay derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans.

Risk Sharing — When a FFELP Loan first disbursed on and after July 1, 2006 defaults, the federal government guarantees 97 percent of the principal balance plus accrued interest (98 percent on loans disbursed before July 1, 2006) and the holder of the loan is at risk for the remaining amount not guaranteed as a Risk Sharing loss on the loan. FFELP Loans originated after October 1, 1993 are subject to Risk Sharing on loan default claim payments unless the default results from the borrower’s death, disability or bankruptcy.

SDCL — Special Direct Consolidation Loan initiative. The initiative provided an incentive to borrowers who have at least one student loan owned by ED and at least one held by a FFELP lender to consolidate the FFELP lender’s loans into the Direct Loan Program by providing a 0.25 percentage point interest rate reduction on the FFELP Loans eligible for consolidation. The program was available from January 17, 2012 through June 30, 2012.

Special Allowance Payment (“SAP”) — FFELP Loans disbursed prior to April 1, 2006 (with the exception of certain PLUS and Supplemental Loans to Students (“SLS”) loans discussed below) generally earn interest at the greater of the borrower rate or a floating rate determined by reference to the average of the applicable floating rates (LIBOR, 91-day Treasury bill rate or commercial paper) in a calendar quarter, plus a fixed spread that is dependent upon when the loan was originated and the loan’s repayment status. If the resulting floating rate exceeds the borrower rate, ED pays the difference directly to us. This payment is referred to as the Special Allowance Payment or SAP and the formula used to determine the floating rate is the SAP formula. We refer to the fixed spread to the underlying index as the SAP spread. For loans disbursed after April 1, 2006, FFELP Loans effectively only earn at the SAP rate, as the excess interest earned when the borrower rate exceeds the SAP rate (Floor Income) must be refunded to ED.

Variable rate PLUS Loans and SLS Loans earn SAP only if the variable rate, which is reset annually, exceeds the applicable maximum borrower rate. For PLUS Loans disbursed on or after January 1, 2000, this limitation on SAP was repealed effective April 1, 2006.

TDR — Troubled Debt Restructuring. The accounting and reporting standards for loan modifications and TDR’s are primarily found in FASB’s ASC 310-40, “Troubled Debt Restructurings by Creditors.”

Variable Rate Floor Income — Variable Rate Floor Income is Floor Income that is earned only through the next date at which the borrower interest rate is reset to a market rate. For FFELP Stafford Loans whose borrower interest rate resets annually on July 1, we may earn Floor Income based on a calculation of the difference between the borrower rate and the then current interest rate.

G-4