Form 10-Q
period 2015-03-31
NAVIENT CORP
filed 2015-04-30
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2015
Common Stock, $0.01 par value	389,021,445 shares

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
FFELP Loans (net of allowance for losses of $91 and $93, respectively)	$102,424	$104,521
Private Education Loans (net of allowance for losses of $1,849 and $1,916 respectively)	28,990	29,796
Investments
Available-for-sale	6	6
Other	597	627

Total investments	603	633
Cash and cash equivalents	2,051	1,443
Restricted cash and investments	3,799	3,926
Goodwill and acquired intangible assets, net	549	369
Other assets	5,456	5,664

Total assets	$143,872	$146,352

Liabilities
Short-term borrowings	$4,090	$2,663
Long-term borrowings	132,330	136,866
Other liabilities	3,361	2,625

Total liabilities	139,781	142,154

Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 429 million and 426 million shares issued, respectively	4	4
Additional paid-in capital	2,935	2,893
Accumulated other comprehensive (loss) income (net of tax benefit (expense) of $21 and $(5), respectively)	(36)	9
Retained earnings	1,951	1,724

Total Navient Corporation stockholders’ equity before treasury stock	4,854	4,630
Less: Common stock held in treasury at cost: 40 million and 24 million shares, respectively	(767)	(432)

Total Navient Corporation stockholders’ equity	4,087	4,198
Noncontrolling interest	4	—

Total equity	4,091	4,198

Total liabilities and equity	$143,872	$146,352

Supplemental information — assets and liabilities of consolidated variable interest entities:

	March 31, 2015	December 31, 2014
FFELP Loans	$98,369	$100,367
Private Education Loans	24,526	24,418
Restricted cash and investments	3,607	3,733
Other assets	288	1,230
Short-term borrowings	631	653
Long-term borrowings	114,509	117,678

Net assets of consolidated variable interest entities	$11,650	$11,417

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest income:
FFELP Loans	$637	$646
Private Education Loans	456	644
Other loans	2	3
Cash and investments	2	3

Total interest income	1,097	1,296
Total interest expense	514	530

Net interest income	583	766
Less: provisions for loan losses	125	185

Net interest income after provisions for loan losses	458	581

Other income (loss):
Gains on sales of loans and investments	5	—
Gains (losses) on derivative and hedging activities, net	71	(8)
Servicing revenue	77	61
Asset recovery revenue	89	111
Gains on debt repurchases	—	—
Other	7	6

Total other income	249	170

Expenses:
Salaries and benefits	123	142
Other operating expenses	107	224

Total operating expenses	230	366
Goodwill and acquired intangible asset impairment and amortization expense	1	4
Restructuring and other reorganization expenses	3	26

Total expenses	234	396

Income from continuing operations, before income tax expense	473	355
Income tax expense	181	136

Net income from continuing operations	292	219
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—

Net income	292	219
Less: net loss attributable to noncontrolling interest	—	—

Net income attributable to Navient Corporation	292	219
Preferred stock dividends	—	5

Net income attributable to Navient Corporation common stock	$292	$214

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$.73	$.50
Discontinued operations	—	—

Total	$.73	$.50

Average common shares outstanding	398	427

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$.72	$.49
Discontinued operations	—	—

Total	$.72	$.49

Average common and common equivalent shares outstanding	405	435

Dividends per common share attributable to Navient Corporation	$.16	$.15

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$292	$219
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	(71)	(11)
Reclassification adjustments for derivative losses included in net income (interest expense)	—	3

Total unrealized gains (losses) on derivatives	(71)	(8)
Income tax benefit	26	2

Total other comprehensive income (loss), net of tax	(45)	(6)

Comprehensive income attributable to Navient Corporation	$247	$213

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2013	7,300,000	545,210,941	(116,262,066)	428,948,875	$565	$109	$4,399	$13	$2,584	$(2,033)	$5,637	$5	$5,642
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	219	—	219	—	219
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	—	(6)	—	—	(6)	—	(6)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	213	—	213
Cash dividends:
Common stock ($.15 per share)	—	—	—	—	—	—	—	—	(64)	—	(64)	—	(64)
Preferred stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Preferred stock, series B ($.49 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	—	4,238,182	—	4,238,182	—	1	33	—	—	—	34	—	34
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	11	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	—	—	—	18	—	—	—	18	—	18
Common stock repurchased	—	—	(8,368,300)	(8,368,300)	—	—	—	—	—	(200)	(200)	—	(200)
Shares repurchased related to employee stock-based compensation plans	—	—	(2,115,470)	(2,115,470)	—	—	—	—	—	(50)	(50)	—	(50)

Balance at March 31, 2014	7,300,000	549,449,123	(126,745,836)	422,703,287	$565	$110	$4,461	$7	$2,733	$(2,283)	$5,593	$5	$5,598

Balance at December 31, 2014	—	425,637,635	(23,902,829)	401,734,806	$—	$4	$2,893	$9	$1,724	$(432)	$4,198	$—	$4,198
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	292	—	292	—	292
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(45)	—	—	(45)	—	(45)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	247	—	247
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	—	—	(63)	—	(63)	—	(63)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	—	3,585,238	—	3,585,238	—	—	21	—	—	—	21	—	21
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	9	—	—	—	9	—	9
Stock-based compensation expense	—	—	—	—	—	—	12	—	—	—	12	—	12
Common stock repurchased	—	—	(14,653,835)	(14,653,835)	—	—	—	—	—	(300)	(300)	—	(300)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,644,764)	(1,644,764)	—	—	—	—	—	(35)	(35)	—	(35)
Noncontrolling interest in asset recovery business	—	—	—	—	—	—	—	—	—	—	—	4	4

Balance at March 31, 2015	—	429,222,873	(40,201,428)	389,021,445	$—	$4	$2,935	$(36)	$1,951	$(767)	$4,087	$4	$4,091

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$292	$219
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on loans and investments, net	(5)	—
Goodwill and acquired intangible asset impairment and amortization expense	1	4
Stock-based compensation expense	12	18
Unrealized gains on derivative and hedging activities	(224)	(181)
Provisions for loan losses	125	185
(Increase) decrease in restricted cash — other	(7)	5
Decrease in accrued interest receivable	148	109
Decrease in accrued interest payable	(60)	(69)
Decrease in other assets	153	257
Increase in other liabilities	64	11

Total net cash provided by operating activities	499	558

Investing activities
Student loans acquired and originated	(830)	(1,975)
Reduction of student loans:
Installment payments, claims and other	3,407	3,090
Proceeds from sales of student loans	193	—
Other investing activities, net	24	119
Purchases of available-for-sale securities	—	(25)
Proceeds from maturities of available-for-sale securities	—	2
Purchases of other securities	—	(65)
Proceeds from maturities of other securities	1	67
Decrease (increase) in restricted cash — variable interest entities	126	(221)
Purchase of subsidiary, net of cash acquired	(181)	—

Total net cash provided by investing activities	2,740	992

Financing activities
Borrowings collateralized by loans in trust — issued	1,678	2,649
Borrowings collateralized by loans in trust — repaid	(3,369)	(2,834)
Asset-backed commercial paper conduits, net	(539)	(1,918)
Other long-term borrowings issued	493	834
Other long-term borrowings repaid	(590)	(1,535)
Other financing activities, net	59	(11)
Retail and other deposits, net	—	86
Common stock repurchased	(300)	(200)
Common stock dividends paid	(63)	(64)
Preferred stock dividends paid	—	(5)

Net cash used in financing activities	(2,631)	(2,998)

Net increase (decrease) in cash and cash equivalents	608	(1,448)
Cash and cash equivalents at beginning of period	1,443	5,190

Cash and cash equivalents at end of period	$2,051	$3,742

Cash disbursements made (refunds received) for:
Interest	$500	$519

Income taxes paid	$1	$38

Income taxes received	$—	$(1)

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

1.	The Separation

On April 30, 2014, the spin-off of Navient from SLM Corporation (the “Spin-Off”) was completed and Navient became an independent, publicly traded company focused on loan management, servicing and asset recovery. The separation was completed through the distribution of 100 percent of the outstanding shares of Navient common stock, on the basis of one share of Navient common stock for each share of SLM Corporation common stock. SLM Corporation continues operation as a separate publicly traded company and includes Sallie Mae Bank and its Private Education Loan originations business and the Private Education Loans the bank held at the time of the separation.

Due to the relative significance of Navient to SLM Corporation prior to the Spin-Off, for financial reporting purposes, Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to SLM Corporation as constituted prior to the Spin-Off, notwithstanding the legal form of the Spin-Off. Since Navient is the accounting successor, the historical financial statements of SLM Corporation prior to the distribution on April 30, 2014 are the historical financial statements of Navient. As a result, the GAAP financial results reported in this Quarterly Report on Form 10-Q include the historical financial results of SLM Corporation prior to the Spin-Off on April 30, 2014 (i.e., such consolidated results include our loan management, servicing and asset recovery business and the consumer banking business associated with Sallie Mae Bank (“SLM BankCo”)) and reflect the deemed distribution of SLM BankCo to SLM Corporation’s stockholders on April 30, 2014.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2014 Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three months ended March 31, 2014 to be consistent with classifications adopted for 2015, and had no effect on net income, total assets, or total liabilities.

Recently Issued Accounting Pronouncements

Revenue Recognition

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

2.	Significant Accounting Policies (Continued)

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

The financial statements of Navient reflect the deemed distribution of SLM BankCo on April 30, 2014. As a result of the deemed distribution, all disclosures in this footnote as of a date prior to April 30, 2014 include SLM BankCo’s FFELP and Private Education Loans, whereas the disclosures as of December 31, 2014 and March 31, 2015 do not contain SLM BankCo’s FFELP and Private Education Loans.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

3.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Three Months Ended March 31, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$93	$1,916	$24	$2,033
Total provision	5	120	—	125
Charge-offs(1)	(7)	(190)	(1)	(198)
Reclassification of interest reserve(2)	—	3	—	3

Ending balance	$91	$1,849	$23	$1,963

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,077	$18	$1,095
Ending balance: collectively evaluated for impairment	$91	$772	$5	$868
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$10,859	$43	$10,902
Ending balance: collectively evaluated for impairment(3)	$101,347	$20,561	$59	$121,967
Charge-offs as a percentage of average loans in repayment (annualized)	.03%	2.89%	3.43%
Allowance as a percentage of the ending total loan balance	.09%	5.88%	22.30%
Allowance as a percentage of the ending loans in repayment	.12%	7.04%	22.30%
Allowance coverage of charge-offs (annualized)	3.6	2.4	6.3
Ending total loans(3)	$101,347	$31,420	$102
Average loans in repayment	$77,474	$26,644	$105
Ending loans in repayment	$76,755	$26,260	$102

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

3.	Allowance for Loan Losses (Continued)

	Three Months Ended March 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$119	$2,097	$28	$2,244
Total provision	10	175	—	185
Charge-offs(1)	(22)	(218)	(1)	(241)
Reclassification of interest reserve(2)	—	5	—	5

Ending balance	$107	$2,059	$27	$2,193

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,081	$20	$1,101
Ending balance: collectively evaluated for impairment	$107	$978	$7	$1,092
Loans:
Ending balance: individually evaluated for impairment	$—	$9,590	$44	$9,634
Ending balance: collectively evaluated for impairment	$101,727	$31,307	$79	$133,113
Charge-offs as a percentage of average loans in repayment (annualized)	.12%	2.82%	3.62%
Allowance as a percentage of the ending total loan balance	.10%	5.03%	21.80%
Allowance as a percentage of the ending loans in repayment	.15%	6.58%	21.80%
Allowance coverage of charge-offs (annualized)	1.2	2.3	5.9
Ending total loans(3)	$101,727	$40,897	$123
Average loans in repayment	$73,496	$31,416	$126
Ending loans in repayment	$73,061	$31,309	$123

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

3.	Allowance for Loan Losses (Continued)

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

	Private Education Loans Credit Quality Indicators
	March 31, 2015		December 31, 2014
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$27,729	92%	$28,527	92%
Non-Traditional(1)	2,455	8	2,534	8

Total	$30,184	100%	$31,061	100%

Cosigners:
With cosigner	$19,460	64%	$20,001	64%
Without cosigner	10,724	36	11,060	36

Total	$30,184	100%	$31,061	100%

Seasoning(2):
1-12 payments	$2,355	8%	$2,734	9%
13-24 payments	2,801	9	3,161	10
25-36 payments	4,043	13	4,259	14
37-48 payments	4,218	14	4,404	14
More than 48 payments	13,873	46	13,450	43
Not yet in repayment	2,894	10	3,053	10

Total	$30,184	100%	$31,061	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was received.

(3)	Balance represents gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

3.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	March 31, 2015		December 31, 2014
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$10,555		$10,861
Loans in forbearance(2)	14,037		14,366
Loans in repayment and percentage of each status:
Loans current	64,522	84.1%	65,221	83.4%
Loans delinquent 31-60 days(3)	3,656	4.8	3,942	5.0
Loans delinquent 61-90 days(3)	2,087	2.7	2,451	3.1
Loans delinquent greater than 90 days(3)	6,490	8.4	6,597	8.5

Total FFELP Loans in repayment	76,755	100%	78,211	100%

Total FFELP Loans, gross	101,347		103,438
FFELP Loan unamortized premium	1,168		1,176

Total FFELP Loans	102,515		104,614
FFELP Loan allowance for losses	(91)		(93)

FFELP Loans, net	$102,424		$104,521

Percentage of FFELP Loans in repayment		75.7%		75.6%

Delinquencies as a percentage of FFELP Loans in repayment		15.9%		16.6%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.5%		15.5%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

3.	Allowance for Loan Losses (Continued)

	Private Education Traditional Loan Delinquencies
	March 31, 2015		December 31, 2014
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,630		$2,777
Loans in forbearance(2)	909		935
Loans in repayment and percentage of each status:
Loans current	22,706	93.9%	23,012	92.7%
Loans delinquent 31-60 days(3)	444	1.8	624	2.5
Loans delinquent 61-90 days(3)	286	1.2	363	1.5
Loans delinquent greater than 90 days(3)	754	3.1	816	3.3

Total traditional loans in repayment	24,190	100%	24,815	100%

Total traditional loans, gross	27,729		28,527
Traditional loans unamortized discount	(515)		(526)

Total traditional loans	27,214		28,001
Traditional loans receivable for partially charged-off loans	775		775
Traditional loans allowance for losses	(1,470)		(1,515)

Traditional loans, net	$26,519		$27,261

Percentage of traditional loans in repayment		87.2%		87.0%

Delinquencies as a percentage of traditional loans in repayment		6.1%		7.3%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.6%		3.6%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

3.	Allowance for Loan Losses (Continued)

	Private Education Non-Traditional Loan Delinquencies
	March 31, 2015		December 31, 2014
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$264		$276
Loans in forbearance(2)	121		124
Loans in repayment and percentage of each status:
Loans current	1,745	84.3%	1,749	81.9%
Loans delinquent 31-60 days(3)	84	4.0	110	5.2
Loans delinquent 61-90 days(3)	55	2.7	73	3.4
Loans delinquent greater than 90 days(3)	186	9.0	202	9.5

Total non-traditional loans in repayment	2,070	100%	2,134	100%

Total non-traditional loans, gross	2,455		2,534
Non-traditional loans unamortized discount	(66)		(68)

Total non-traditional loans	2,389		2,466
Non-traditional loans receivable for partially charged-off loans	461		470
Non-traditional loans allowance for losses	(379)		(401)

Non-traditional loans, net	$2,471		$2,535

Percentage of non-traditional loans in repayment		84.3%		84.2%

Delinquencies as a percentage of non-traditional loans in repayment		15.7%		18.1%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.5%		5.5%

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

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days or more past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for Private Education Loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which have defaulted since 2007 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. There was $380

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

3.	Allowance for Loan Losses (Continued)

million and $334 million in the allowance for Private Education Loan losses at March 31, 2015 and 2014, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans.

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Receivable at beginning of period	$1,245	$1,313
Expected future recoveries of current period defaults(1)	62	71
Recoveries(2)	(52)	(61)
Charge-offs(3)	(19)	(26)

Receivable at end of period	1,236	1,297
Allowance for estimated recovery shortfalls(4)	(380)	(334)

Net receivable at end of period	$856	$963

(1)	Represents the difference between the loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall – the difference between what was expected to be collected and what was actually collected. These amounts are included in the Private Education Loan total charge-offs as reported in the “Allowance for Loan Losses Metrics” tables.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $1.8 billion and $2.1 billion overall allowance for Private Education Loan losses as of March 31, 2015 and 2014, respectively.

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 53 percent and 51 percent of the loans granted forbearance have qualified as a TDR loan at March 31, 2015 and December 31, 2014, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan was $2.2 billion as of March 31, 2015 and December 31, 2014.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

3.	Allowance for Loan Losses (Continued)

At March 31, 2015 and December 31, 2014, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
March 31, 2015
Private Education Loans — Traditional	$8,954	$9,021	$875
Private Education Loans — Non-Traditional	1,472	1,472	202

Total	$10,426	$10,493	$1,077

December 31, 2014
Private Education Loans — Traditional	$8,728	$8,790	$917
Private Education Loans — Non-Traditional	1,477	1,476	215

Total	$10,205	$10,266	$1,132

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended March 31,
	2015		2014
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$8,856	$132	$7,631	$118
Private Education Loans — Non-Traditional	1,476	29	1,434	29

Total	$10,332	$161	$9,065	$147

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

3.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	March 31, 2015		December 31, 2014
(Dollars in millions)	Balance	%	Balance	%
Loans in deferment(1)	$846		$825
Loans in forbearance(2)	760		745
Loans in repayment and percentage of each status:
Loans current	7,558	85.1%	7,186	82.7%
Loans delinquent 31-60 days(3)	365	4.1	464	5.3
Loans delinquent 61-90 days(3)	249	2.8	299	3.4
Loans delinquent greater than 90 days(3)	715	8.0	747	8.6

Total TDR loans in repayment	8,887	100%	8,696	100%

Total TDR loans, gross	$10,493		$10,266

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

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan.

	Three Months Ended March 31,
	2015			2014
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$430	$91	$100	$466	$100	$119
Private Education Loans — Non-Traditional	42	28	18	57	34	29

Total	$472	$119	$118	$523	$134	$148

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

3.	Allowance for Loan Losses (Continued)

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans and our allowance for uncollectible interest.

(Dollars in millions)	Accrued Interest Receivable	Allowance for Uncollectible Interest
March 31, 2015
Private Education Loans — Traditional	$513	$24
Private Education Loans — Non-Traditional	65	9

Total	$578	$33

December 31, 2014
Private Education Loans — Traditional	$542	$29
Private Education Loans — Non-Traditional	70	11

Total	$612	$40

4.	Borrowings

The following table summarizes our borrowings.

	March 31, 2015			December 31, 2014
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$2,458	$14,830	$17,288	$1,066	$16,311	$17,377

Total unsecured borrowings	2,458	14,830	17,288	1,066	16,311	17,377

Secured borrowings:
FFELP Loan securitizations	—	84,579	84,579	—	86,241	86,241
Private Education Loan securitizations	—	17,992	17,992	—	17,997	17,997
FFELP Loan — other facilities	—	14,841	14,841	—	15,358	15,358
Private Education Loan — other facilities	631	—	631	653	—	653
Other(1)	983	—	983	937	—	937

Total secured borrowings	1,614	117,412	119,026	1,590	119,596	121,186

Total before hedge accounting adjustments	4,072	132,242	136,314	2,656	135,907	138,563
Hedge accounting adjustments	18	88	106	7	959	966

Total	$4,090	$132,330	$136,420	$2,663	$136,866	$139,529

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

4.	Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of March 31, 2015 and December 31, 2014, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	March 31, 2015
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$84,579	$84,579	$85,245	$2,882	$667	$88,794
Private Education Loan securitizations	—	17,992	17,992	23,319	472	401	24,192
FFELP Loan — other facilities	—	12,841	12,841	13,124	235	199	13,558
Private Education Loan — other facilities	631	—	631	1,207	18	37	1,262

Total before hedge accounting adjustments	631	115,412	116,043	122,895	3,607	1,304	127,806
Hedge accounting adjustments	—	(903)	(903)	—	—	(1,016)	(1,016)

Total	$631	$114,509	$115,140	$122,895	$3,607	$288	$126,790

	December 31, 2014
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$86,241	$86,241	$86,715	$3,069	$722	$90,506
Private Education Loan securitizations	—	17,997	17,997	23,184	378	389	23,951
FFELP Loan — other facilities	—	13,358	13,358	13,653	269	260	14,182
Private Education Loan — other facilities	653	—	653	1,233	17	36	1,286

Total before hedge accounting adjustments	653	117,596	118,249	124,785	3,733	1,407	129,925
Hedge accounting adjustments	—	82	82	—	—	(177)	(177)

Total	$653	$117,678	$118,331	$124,785	$3,733	$1,230	$129,748

5.	Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2014 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2014 Form 10-K for a full discussion.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

5.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2015 and December 31, 2014, and their impact on other comprehensive income and earnings for the three months ended March 31, 2015 and 2014.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$6	$930	$828	$32	$23	$962	$857
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	164	—	—	—	164
Other(2)	Interest rate	—	—	—	—	1	1	1	1

Total derivative assets(3)		—	6	930	992	33	24	963	1,022
Derivative Liabilities:
Interest rate swaps	Interest rate	(68)	(3)	(2)	(22)	(112)	(120)	(182)	(145)
Floor Income Contracts	Interest rate	—	—	—	—	(845)	(915)	(845)	(915)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(972)	(293)	(65)	(65)	(1,037)	(358)
Other(2)	Interest rate	—	—	—	—	(14)	(12)	(14)	(12)

Total derivative liabilities(3)		(68)	(3)	(974)	(315)	(1,036)	(1,112)	(2,078)	(1,430)

Net total derivatives		$(68)	$3	$(44)	$677	$(1,003)	$(1,088)	$(1,115)	$(408)

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Gross position	$963	$1,022	$(2,078)	$(1,430)
Impact of master netting agreements	(153)	(241)	153	241

Derivative values with impact of master netting agreements (as carried on balance sheet)	810	781	(1,925)	(1,189)
Cash collateral (held) pledged	(981)	(935)	594	624

Net position	$(171)	$(154)	$(1,331)	$(565)

The above fair values include adjustments for counterparty credit risk both for when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at March 31, 2015 and December 31, 2014 by $0 million and $18 million, respectively. In addition, the above fair values reflect adjustments for illiquid

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

5.	Derivative Financial Instruments (Continued)

derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at March 31, 2015 and December 31, 2014 by $74 million and $73 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014
Notional Values:
Interest rate swaps	$6.0	$6.0	$14.3	$14.3	$27.8	$28.7	$48.1	$49.0
Floor Income Contracts	—	—	—	—	35.1	35.2	35.1	35.2
Cross-currency interest rate swaps	—	—	9.3	9.4	.4	.4	9.7	9.8
Other(1)	—	—	—	—	3.5	3.6	3.5	3.6

Total derivatives	$6.0	$6.0	$23.6	$23.7	$66.8	$67.9	$96.4	$97.6

(1)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended March 31,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Fair Value Hedges:
Interest rate swaps	$121	$53	$95	$100	$(130)	$(53)	$86	$100
Cross-currency interest rate swaps	(842)	(53)	2	22	988	7	148	(24)

Total fair value derivatives	(721)	—	97	122	858	(46)	234	76
Cash Flow Hedges:
Interest rate swaps	—	—	—	(3)	—	—	—	(3)

Total cash flow derivatives	—	—	—	(3)	—	—	—	(3)
Trading:
Interest rate swaps	18	19	11	12	—	—	29	31
Floor Income Contracts	72	181	(162)	(198)	—	—	(90)	(17)
Cross-currency interest rate swaps	(1)	7	(1)	(1)	—	—	(2)	6
Other	(2)	19	(1)	(1)	—	—	(3)	18

Total trading derivatives	87	226	(153)	(188)	—	—	(66)	38

Total	(634)	226	(56)	(69)	858	(46)	168	111
Less: realized gains (losses) recorded in interest expense	—	—	97	119	—	—	97	119

Gains (losses) on derivative and hedging activities, net	$(634)	$226	$(153)	$(188)	$858	$(46)	$71	$(8)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

5.	Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	March 31, 2015	December 31, 2014
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$981	$935
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(1)	243	344

Total collateral held	$1,224	$1,279

Derivative asset at fair value including accrued interest	$1,042	$1,091

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$594	$624

Total collateral pledged	$594	$624

Derivative liability at fair value including accrued interest and premium receivable	$1,642	$926

(1)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $639 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts based on our current unsecured credit rating. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $65 million and have posted $64 million of collateral to these counterparties. If these two counterparties exercised their right to terminate, we would be required to deliver additional assets of $1 million to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

6.	Other Assets

The following table provides the detail of our other assets.

	March 31, 2015		December 31, 2014
(Dollars in millions)	Ending Balance	% of Balance	Ending Balance	% of Balance
Accrued interest receivable, net	$1,672	31%	$1,821	32%
Income tax asset, net current and deferred	1,244	23	1,389	25
Derivatives at fair value	810	15	781	14
Accounts receivable	582	11	558	10
Benefit and insurance-related investments	488	9	485	9
Fixed assets, net	154	3	152	3
Other loans, net	79	1	83	1
Other	427	7	395	6

Total	$5,456	100%	$5,664	100%

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

7.	Business Combination — Acquisition of Gila LLC

Acquisitions are accounted for under the acquisition method of accounting as defined in ASC Topic 805, “Business Combinations.” The Company allocates the purchase price to the fair value of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date.

On February 20, 2015, Navient acquired a 97.9% controlling interest in Gila LLC. Gila LLC is an asset recovery and business process outsourcing firm serving more than 600 clients in 39 states. The firm provides receivables management services and account processing solutions for state governments, agencies, court systems and municipalities. We have engaged an independent appraiser to assist in the valuation of the assets acquired and liabilities assumed including identifiable intangible assets, primarily customer relationships, the trade name and developed technology. We anticipate the purchase price allocation will be completed by the end of the third quarter 2015. The results of operations of Gila LLC have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Services segment results in “Note 12 — Segment Reporting.”

During the first-quarter 2015, there were no other changes or adjustments to goodwill and intangible assets.

8.	Stockholders’ Equity

The following table summarizes common share repurchases and issuances.

	Three Months Ended March 31,
	2015	2014
Common shares repurchased(1)	14,653,835	8,368,300
Average purchase price per share	$20.49	$23.89
Shares repurchased related to employee stock-based compensation plans(2)	1,644,764	2,115,470
Average purchase price per share	$20.86	$23.56
Common shares issued(3)	3,585,238	4,238,182

(1)	Common shares purchased under our share repurchase programs, including share repurchase programs conducted by SLM Corporation prior to April 30, 2014.

(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(3)	Common shares issued under our various compensation and benefit plans, including shares issued by SLM Corporation prior to April 30, 2014.

The closing price of our common stock on March 31, 2015 was $20.33.

Dividend and Share Repurchase Program

In March 2015, we paid a common stock dividend of $0.16 per share, up from $0.15 per share in the prior quarter.

We repurchased 14.7 million shares of common stock for $300 million in the first quarter of 2015. The shares were repurchased under our January 2015 share repurchase program that authorizes up to $1 billion of share repurchases, of which $700 million remained available at March 31, 2015. In first-quarter 2014, SLM Corporation repurchased 8.4 million shares for $200 million.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

9.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended March 31,
(In millions, except per share data)	2015	2014
Numerator:
Net income attributable to Navient Corporation	$292	$219
Preferred stock dividends	—	5

Net income attributable to Navient Corporation common stock	$292	$214

Denominator:
Weighted average shares used to compute basic EPS	398	427
Effect of dilutive securities:
Dilutive effect of stock options, non-vested restricted stock, restricted stock units and Employee Stock Purchase Plans (“ESPPs”)(1)	7	8

Dilutive potential common shares(2)	7	8

Weighted average shares used to compute diluted EPS	405	435

Basic earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$.73	$.50
Discontinued operations	—	—

Total	$.73	$.50

Diluted earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$.72	$.49
Discontinued operations	—	—

Total	$.72	$.49

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested restricted stock, restricted stock units, and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended March 31, 2015 and 2014, stock options covering approximately 4 million and 3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

10.	Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Please refer to “Note 12 — Fair Value Measurements” in our 2014 Form 10-K for a full discussion.

During the three months ended March 31, 2015, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

10.	Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2015				December 31, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$1	$—	$1	$—	$1	$—	$1
Other	—	5	—	5	—	5	—	5

Total available-for-sale investments	—	6	—	6	—	6	—	6
Derivative instruments:(1)
Interest rate swaps	—	943	19	962	—	841	16	857
Cross-currency interest rate swaps	—	—	—	—	—	—	164	164
Other	—	—	1	1	—	—	1	1

Total derivative assets(3)	—	943	20	963	—	841	181	1,022

Total	$—	$949	$20	$969	$—	$847	$181	$1,028

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(75)	$(107)	$(182)	$—	$(41)	$(104)	$(145)
Floor Income Contracts	—	(845)	—	(845)	—	(915)	—	(915)
Cross-currency interest rate swaps	—	(79)	(958)	(1,037)	—	(77)	(281)	(358)
Other	—	—	(14)	(14)	—	—	(12)	(12)

Total derivative liabilities(3)	—	(999)	(1,079)	(2,078)	—	(1,033)	(397)	(1,430)

Total	$—	$(999)	$(1,079)	$(2,078)	$—	$(1,033)	$(397)	$(1,430)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

10.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended March 31,
	2015				2014
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(88)	$(117)	$(11)	$(216)	$(87)	$1,007	$(21)	$899
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	1	(840)	(3)	(842)	—	(10)	17	7
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	(1)	(1)	1	(1)	—	(17)	1	(16)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(88)	$(958)	$(13)	$(1,059)	$(87)	$980	$(3)	$890

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$—	$(838)	$(2)	$(840)	$—	$(28)	$19	$(9)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Gains (losses) on derivative and hedging activities, net	$(843)	$(11)
Interest expense	1	18

Total	$(842)	$7

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

10.	Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at March 31, 2015	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/LIBOR basis swaps	$13	Discounted cash flow	Bid/ask adjustment to discount rate	.02% — .05% (.05%)

Prime/LIBOR basis swaps	(101)	Discounted cash flow	Constant prepayment rate	4.6%
			Bid/ask adjustment to discount rate	.08% — .08% (.08%)

Cross-currency interest rate swaps	(958)	Discounted cash flow	Constant prepayment rate	2.7%
Other	(13)

Total	$(1,059)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

10.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2015			December 31, 2014
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$102,440	$102,424	$16	$104,419	$104,521	$(102)
Private Education Loans	28,661	28,990	(329)	29,433	29,796	(363)
Cash and investments(1)	6,453	6,453	—	6,002	6,002	—

Total earning assets	137,554	137,867	(313)	139,854	140,319	(465)

Interest-bearing liabilities
Short-term borrowings	4,114	4,090	(24)	2,661	2,663	2
Long-term borrowings	130,015	132,330	2,315	134,201	136,866	2,665

Total interest-bearing liabilities	134,129	136,420	2,291	136,862	139,529	2,667

Derivative financial instruments
Floor Income Contracts	(845)	(845)	—	(915)	(915)	—
Interest rate swaps	780	780	—	712	712	—
Cross-currency interest rate swaps	(1,037)	(1,037)	—	(194)	(194)	—
Other	(13)	(13)	—	(11)	(11)	—

Excess of net asset fair value over carrying value			$1,978			$2,202

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $5 million and $5 million at March 31, 2015 and December 31, 2014, respectively, versus a fair value of $6 million and $6 million at March 31, 2015 and December 31, 2014, respectively.

11.	Commitments and Contingencies

Regulatory Matters

On May 2, 2014, Navient Solutions, Inc. (“NSI”), a wholly-owned subsidiary of Navient, and Sallie Mae Bank entered into consent orders with the Federal Deposit Insurance Corporation (the “FDIC”) (respectively, the “NSI Order” and the “Bank Order”; collectively, “the FDIC Orders”) to resolve matters related to certain cited violations of Section 5 of the Federal Trade Commission Act, including the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (“SCRA”). The FDIC Orders, which became effective upon the signing of the consent order with the United States Department of Justice (“DOJ”) by NSI and SLM BankCo on May 13, 2014, required NSI to pay $3.3 million in civil monetary penalties. NSI has paid its civil monetary penalties. In addition, the FDIC Orders required the establishment of a restitution reserve account totaling $30 million to provide restitution with respect to loans owned or originated by Sallie Mae Bank, from November 28, 2005 until the effective date of the FDIC Orders. Pursuant to the Separation and Distribution Agreement among SLM Corporation, SLM BankCo and Navient dated as of April 28, 2014 (the “Separation Agreement”), Navient funded the restitution reserve account in May 2014.

The NSI Order also required NSI to ensure proper servicing for service members and proper application of SCRA benefits under a revised and broader definition of eligibility than previously required by the statute and regulatory guidance and to make changes to billing statements and late fee practices. These changes to billing

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

11.	Commitments and Contingencies (Continued)

statements and late fee practices have already been implemented. NSI also decided to voluntarily make restitution of certain late fees to all other customers whose loans were neither owned nor originated by Sallie Mae Bank. They were calculated in the same manner as that which was required under the FDIC Orders and are estimated to be $42 million. The process to refund these fees as well as amounts from the restitution fund is substantially complete.

With respect to alleged civil violations of the SCRA, NSI and Sallie Mae Bank entered into a consent order with the DOJ. The DOJ consent order (“DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by NSI from November 28, 2005 until the effective date of the settlement. The DOJ Order required NSI to fund a $60 million settlement fund, which represents the total amount of compensation due to service members under the DOJ agreement, and to pay $55,000 in civil money penalties. The DOJ Order was approved by the United States District Court in Delaware on September 29, 2014. Shortly thereafter, Navient funded the settlement fund and paid the civil money penalties pursuant to the terms of the order. On April 15, 2015, the DOJ approved the distribution plan for the settlement fund and we anticipate disbursements will begin in the second quarter of 2015.

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of March 31, 2015, $73 million of those reserves remained. The final cost of these proceedings will remain uncertain until all of the work under the various consent orders has been completed.

As previously disclosed, the Company and various of its subsidiaries are subject to the following investigations and inquiries:

•

In December 2013, Navient received a Civil Investigative Demand (“CID”) issued by the State of Illinois Office of Attorney General and the State of Washington Office of the Attorney General and multiple other state Attorneys General in connection with these investigations. According to the CIDs, the investigations were initiated to ascertain whether any practices declared to be unlawful under the Consumer Fraud and Deceptive Business Practices Act have occurred or are about to occur.

•

In April 2014, NSI received a CID from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees and other matters. Navient has been in discussions with the CFPB and has received a series of supplemental CIDs on these matters.

•

In November 2014, NSI’s subsidiary, Pioneer Credit Recovery, Inc. (“Pioneer”), received a CID from the CFPB as part of the CFPB’s investigation regarding Pioneer’s activities relating to rehabilitation loans and collection of defaulted student debt. Navient has been in discussions with the CFPB and has received a supplemental CID on these matters.

•

In December 2014, NSI received a subpoena from the New York Department of Financial Services (the “NY DFS”) as part of the NY DFS’s inquiry with regard to whether persons or entities have engaged in fraud or misconduct with respect to a financial product or service under New York Financial Services Law or other laws. Navient has been in discussions with the NY DFS relating to this matter.

In addition, Navient and its subsidiaries are subject to examination by the CFPB, FDIC, ED and various state agencies as part of its ordinary course of business. Items or matters similar to or different from those described above may arise during the course of those examinations.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

11.	Commitments and Contingencies (Continued)

We are cooperating with these investigations, inquiries or examinations and are committed to resolving any potential concerns. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established.

Under the terms of the Separation Agreement, Navient agreed to be responsible for, and to indemnify SLM BankCo for, all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, all liabilities arising out of the regulatory matters mentioned above, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient has no additional reserves related to indemnification matters with SLM BankCo as of March 31, 2015 other than with respect to the FDIC Orders and the DOJ Order.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. On September 25, 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG on August 3, 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. Navient remains in active discussions with ED on this matter and we also have the right to appeal the Final Audit Determination to the Administrative Actions and Appeals Service Group of ED. The last date to file an appeal in this matter has been extended by ED and is currently May 31, 2015. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 as part of the total reserve for pending regulatory matters discussed previously.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

11.	Commitments and Contingencies (Continued)

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

(Dollars in millions)	March 31, 2015	December 31, 2014
FFELP Loans, net	$102,424	$104,521
Cash and investments(1)	3,851	4,050
Other	2,462	2,566

Total assets	$108,737	$111,137

(1)	Includes restricted cash and investments.

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

The following table includes GAAP-basis asset information for our Private Education Loans segment.

(Dollars in millions)	March 31, 2015	December 31, 2014
Private Education Loans, net	$28,990	$29,796
Cash and investments(1)	446	402
Other	2,359	2,453

Total assets	$31,795	$32,651

(1)	Includes restricted cash and investments.

Business Services Segment

Our Business Services segment generates its revenue from servicing our FFELP Loan portfolio as well as providing servicing and asset recovery services for loans on behalf of Guarantors of FFELP Loans and other institutions, including ED, higher education institutions and other federal, state, court and municipal clients.

At March 31, 2015 and December 31, 2014, the Business Services segment had total assets of $643 million and $416 million, respectively, on a GAAP basis.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

12.	Segment Reporting (Continued)

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

At March 31, 2015 and December 31, 2014, the Other segment had total assets of $2.7 billion and $2.1 billion, respectively, on a GAAP basis.

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

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for three items, discussed below, that are either related to the Spin-Off or create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the three items we remove to result in our “Core Earnings” presentations are:

1.	The financial results attributable to the operations of SLM BankCo prior to the Spin-Off and related restructuring and reorganization expense incurred in connection with the Spin-Off. For GAAP purposes, Navient reflected the deemed distribution of SLM BankCo on April 30, 2014. For “Core Earnings,” we exclude the consumer banking business as if it had never been a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014;

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

12.	Segment Reporting (Continued)

Earnings” results are only meant to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely used by management, our board of directors, credit rating agencies, lenders and investors to assess performance.

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$534	$456	$—	$—	$—	$990	$162	$(59)	$103	$1,093
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	1	—	—	1	—	2	—	—	—	2

Total interest income	535	456	—	3	—	994	162	(59)	103	1,097
Total interest expense	302	173	—	30	—	505	9	—	9	514

Net interest income (loss)	233	283	—	(27)	—	489	153	(59)	94	583
Less: provisions for loan losses	5	120	—	—	—	125	—	—	—	125

Net interest income (loss) after provisions for loan losses	228	163	—	(27)	—	364	153	(59)	94	458
Other income (loss):
Gains on sales of loans and investments	5	—	—	—	—	5	—	—	—	5
Servicing revenue	18	7	163	—	(111)	77	—	—	—	77
Asset recovery revenue	—	—	89	—	—	89	—	—	—	89
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	2	4	—	6	(153)	225	72	78

Total other income (loss)	23	7	254	4	(111)	177	(153)	225	72	249
Expenses:
Direct operating expenses	115	46	116	4	(111)	170	—	—	—	170
Overhead expenses	—	—	—	60	—	60	—	—	—	60

Operating expenses	115	46	116	64	(111)	230	—	—	—	230
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	1	1	1
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	3	3	3

Total expenses	115	46	116	64	(111)	230	—	4	4	234
Income (loss) from continuing operations, before income tax expense (benefit)	136	124	138	(87)	—	311	—	162	162	473
Income tax expense (benefit)(3)	51	47	52	(33)	—	117	—	64	64	181

Net income (loss) from continuing operations	$85	$77	$86	$(54)	$—	$194	$—	$98	$98	$292
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$85	$77	$86	$(54)	$—	$194	$—	$98	$98	$292

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$94	$—	$94
Total other income	—	72	—	72
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	1	1
Restructuring and other reorganization expenses	3	—	—	3

Total “Core Earnings” adjustments to GAAP	$(3)	$166	$(1)	162

Income tax expense				64

Net income				$98

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

12.	Segment Reporting (Continued)

	Three Months Ended March 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$512	$494	$—	$—	$—	$1,006	$198	$86	$284	$1,290
Other loans	—	—	—	3	—	3	—	—	—	3
Cash and investments	1	—	—	1	—	2	—	1	1	3

Total interest income	513	494	—	4	—	1,011	198	87	285	1,296
Total interest expense	287	185	—	24	—	496	10	24	34	530

Net interest income (loss)	226	309	—	(20)	—	515	188	63	251	766
Less: provisions for loan losses	10	136	—	—	—	146	—	39	39	185

Net interest income (loss) after provisions for loan losses	216	173	—	(20)	—	369	188	24	212	581
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	11	1	167	—	(118)	61	—	—	—	61
Asset recovery revenue	—	—	111	—	—	111	—	—	—	111
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	1	3	—	4	(188)	182	(6)	(2)

Total other income (loss)	11	1	279	3	(118)	176	(188)	182	(6)	170
Expenses:
Direct operating expenses	124	55	95	113	(118)	269	—	25	25	294
Overhead expenses	—	—	—	49	—	49	—	23	23	72

Operating expenses	124	55	95	162	(118)	318	—	48	48	366
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	26	26	26

Total expenses	124	55	95	162	(118)	318	—	78	78	396
Income (loss) from continuing operations, before income tax expense (benefit)	103	119	184	(179)	—	227	—	128	128	355
Income tax expense (benefit)(3)	39	45	69	(67)	—	86	—	50	50	136

Net income (loss) from continuing operations	$64	$74	$115	$(112)	$—	$141	$—	$78	$78	$219
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	1	—	—	1	—	(1)	(1)	—

Net income (loss)	$64	$74	$116	$(112)	$—	$142	$—	$77	$77	$219

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2014
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$100	$112	$—	$212
Total other loss	7	(13)	—	(6)
Operating expenses	48	—	—	48
Goodwill and acquired intangible asset impairment and amortization	—	—	4	4
Restructuring and other reorganization expenses	26	—	—	26

Total “Core Earnings” adjustments to GAAP	$33	$99	$(4)	128

Income tax expense				50
Income (loss) from discontinued operations				(1)

Net income				$77

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

12.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off(1)	$(3)	$33
Net impact of derivative accounting(2)	166	99
Net impact of goodwill and acquired intangibles assets(3)	(1)	(4)
Net tax effect(4)	(64)	(50)
Net effect from discontinued operations and noncontrolling interest	—	(1)

Total “Core Earnings” adjustments to GAAP	$98	$77

(1)

SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off: For “Core Earnings,” we have assumed the consumer banking business (SLM BankCo) was never a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014 and we have removed the restructuring and reorganization expense incurred in connection with the Spin-Off. Excluding these items provides management with a useful basis from which to better evaluate results from ongoing operations against results from prior periods. The adjustment relates to the exclusion of the consumer banking business and represents the operations, assets, liabilities and equity of SLM BankCo, which is comprised of Sallie Mae Bank, Upromise Rewards, the Insurance Business, and the Private Education Loan origination functions. Included in these amounts are also certain general corporate overhead expenses related to the consumer banking business. General corporate overhead consists of costs primarily associated with accounting, finance, legal, human resources, certain information technology costs, stock compensation, and executive management and the board of directors. These costs were generally allocated to the consumer banking business based on the proportionate level of effort provided to the consumer banking business relative to SLM Corporation using a relevant allocation driver (e.g., in proportion to the number of employees by function that were being transferred to SLM BankCo as opposed to remaining at Navient). All intercompany transactions between SLM BankCo and Navient have been eliminated. In addition, all preferred stock dividends have been removed as SLM BankCo succeeded SLM Corporation as the issuer of the preferred stock in connection with the Spin-Off.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

This Quarterly Report on Form 10-Q contains “forward-looking” statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in our 2014 Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”); increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third parties, including counterparties to our derivative transactions; risks inherent in the government contracting environment, including the possible loss of government contracts and potential civil and criminal penalties as a result of governmental investigations or audits; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings or the credit ratings of the United States of America; failures of our operating systems or infrastructure, or those of third-party vendors; risks related to cybersecurity including the potential disruption of our systems or potential disclosure of confidential customer information; damage to our reputation; failures to successfully implement cost-cutting initiatives and adverse effects of such initiatives on our business; failures or delays in the planned conversion to our servicing platform of the recently acquired Wells Fargo portfolio of Federal Family Education Loan Program (“FFELP”) loans or any other FFELP or Private Education Loan portfolio acquisitions; risks associated with restructuring initiatives; risks associated with the April 30, 2014 separation of Navient and SLM Corporation into two, distinct publicly traded companies, including failure to achieve the expected benefits of the separation; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; changes in general economic conditions; our ability to successfully effectuate any acquisitions and other strategic initiatives; and changes in the demand for debt management services. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. We do not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in our expectations.

Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2014 Form 10-K.

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Spin-Off of Navient

On April 30, 2014, the spin-off of Navient from SLM Corporation (the “Spin-Off”) was completed and Navient became an independent, publicly traded company focused on loan management, servicing and asset recovery. The separation was completed through the distribution of 100 percent of the outstanding shares of Navient common stock, on the basis of one share of Navient common stock for each share of SLM Corporation common stock. SLM Corporation continues operation as a separate publicly traded company and includes Sallie Mae Bank and its Private Education Loan originations business and the Private Education Loans the bank held at the time of the separation.

Due to the relative significance of Navient to SLM Corporation prior to the Spin-Off, for financial reporting purposes, Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to SLM Corporation as constituted prior to the Spin-Off, notwithstanding the legal form of the Spin-Off. Since Navient is the accounting successor, the historical financial statements of SLM Corporation prior to the distribution on April 30, 2014, are the historical financial statements of Navient. As a result, the GAAP financial results reported in this Quarterly Report on Form 10-Q include the historical financial results of SLM Corporation prior to the Spin-Off on April 30, 2014 (i.e., such consolidated results include our loan management, servicing and asset recovery business and the consumer banking business associated with Sallie Mae Bank (“SLM BankCo”)) and reflect the deemed distribution of SLM BankCo to SLM Corporation’s stockholders on April 30, 2014. See “‘Core Earnings’ — Definitions and Limitations” for a discussion of the exclusion of the pre-Spin-Off financial results of the consumer banking business from our “Core Earnings” results.

Navient’s Business

Navient is the nation’s leading loan management, servicing and asset recovery company, committed to helping customers navigate the path to financial success. Servicing more than $300 billion in student loans, Navient supports the educational and economic achievements of more than 12 million customers. A growing number of government and higher education clients rely on Navient for proven solutions to meet their financial goals. Navient began trading on Nasdaq as an independent company on May 1, 2014. Our website is navient.com. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Quarterly Report on Form 10-Q.

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

As of March 31, 2015, Navient’s principal assets consisted of:

•	$102.4 billion in FFELP Loans, with a student loan spread of 0.96 percent for the quarter ended March 31, 2015 on a “Core Earnings” basis and a weighted average life of 7.3 years;

•	$29.0 billion in Private Education Loans, with a student loan spread of 3.87 percent for the quarter ended March 31, 2015 on a “Core Earnings” basis and a weighted average life of 7.0 years;

•

a leading student loan servicing platform that services loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.2 million customer accounts serviced under Navient’s contract with ED; and

•

a leading student loan asset recovery platform with an outstanding inventory of contingent asset recovery receivables of approximately $20.2 billion, of which approximately $11.0 billion was student loans and the remainder was other asset classes.

Navient’s Strengths and Opportunities

Navient possesses a number of competitive advantages that distinguishes it from its competitors, including:

Large, high quality asset base generating significant and predictable cash flows. At March 31, 2015, Navient’s $131.4 billion student loan portfolio is 75 percent funded to term and is expected to produce consistent and predictable cash flows over the remaining life of the portfolio. Navient’s $102.4 billion portfolio of FFELP Loans bears a maximum 3 percent loss exposure due to the federal guarantee. Navient’s $29.0 billion portfolio of Private Education Loans bears the full credit risk of the borrower and cosigner. Navient expects that cash flows from its FFELP Loan and Private Education Loan portfolios will significantly exceed future debt service obligations.

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

Superior operating performance. Navient has demonstrated superior default prevention performance and industry leading asset recovery services. The combined portfolio of federal loans serviced by Navient experienced a Cohort Default Rate 40 percent lower than the most recent national rate released by ED in September 2014. We are consistently a top performer in our asset recovery business as well.

Commitment to compliance and customer centricity. Navient fosters a robust compliance culture driven by a “customer first” approach. We invest in rigorous training programs, internal and external auditing, escalated service tracking and analysis, and customer research to enhance our compliance and customer service.

Strong capital return. As a result of its significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases. In December 2014, Navient’s board of directors authorized $1 billion to be utilized in a new common share repurchase program effective January 1, 2015. Navient increased its quarterly dividend amount from $0.15 per share to $0.16 per share effective for its first-quarter 2015 dividends. For the quarter ended March 31, 2015, we paid $63 million in dividends on shares of our common stock and repurchased $300 million of our shares of common stock.

Meaningful growth opportunities. Navient will pursue opportunistic acquisitions of FFELP and Private Education Loan portfolios. During the first quarter, Navient acquired $830 million of student loans. Navient will also pursue additional third-party servicing and asset recovery fee income opportunities. In February 2015, Navient completed the acquisition of Gila LLC, an asset recovery and business process outsourcing firm serving more than 600 clients in 39 states. The firm provides receivables management services and account processing solutions for state governments, court systems and municipalities. Navient will leverage its large-scale servicing platform, superior default prevention and asset recovery performance, operating efficiency and regulatory compliance and risk management infrastructure in pursuing other growth opportunities.

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

Customer success means making steady progress toward repayment, instead of falling behind on payments. Our experience has taught us that the transition from school to full repayment requires customer contact and counseling. For many customers, student loans are their first borrowing experience. For new graduates, salaries grow over time, typically making payments easier to handle as their career progresses. It is also not uncommon for some to return to school, experience illness or encounter temporary interruptions in earnings.

To help customers manage these realities, Navient makes customer success and default prevention top priorities. We customize our outreach using data-driven approaches that draw from our more than 40 years of experience in helping customers successfully manage their loans. As a result, our customers experience higher records of repayment success as evidenced by lower delinquencies and defaults.

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

Selected Historical Financial Information and Ratios

Although SLM BankCo is the entity that distributed the shares of Navient common stock to SLM BankCo common stockholders, for financial reporting purposes, Navient is treated as the “accounting spinnor” and therefore Navient, and not SLM BankCo, is the “accounting successor” to SLM Corporation. Hence, the following GAAP financial information to the extent related to periods on or prior to April 30, 2014 reflects the historical results of operations and financial condition of SLM Corporation, which is the accounting predecessor of Navient. For a discussion of how “Core Earnings” results are different than GAAP results, see “‘Core Earnings’ — Definition and Limitations” and “Differences between ‘Core Earnings’ and GAAP.”

	Three Months Ended March 31,
(In millions, except per share data)	2015	2014
GAAP Basis
Net income attributable to Navient Corporation	$292	$219
Diluted earnings per common share attributable to Navient Corporation	$.72	$.49
Weighted average shares used to compute diluted earnings per common share	405	435
Net interest margin, FFELP Loans	1.25%	1.31%
Net interest margin, Private Education Loans	3.71%	4.31%
Return on assets	.85%	.59%
Ending FFELP Loans, net	$102,424	$102,635
Ending Private Education Loans, net	28,990	38,157

Ending total student loans, net	$131,414	$140,792

Average FFELP Loans	$103,617	$103,734
Average Private Education Loans	30,105	38,945

Average total student loans	$133,722	$142,679

“Core Earnings” Basis(1)
Net income attributable to Navient Corporation	$194	$142
Diluted earnings per common share attributable to Navient Corporation	$.48	$.33
Weighted average shares used to compute diluted earnings per common share	405	435
Net interest margin, FFELP Loans	.88%	.86%
Net interest margin, Private Education Loans	3.74%	3.91%
Return on assets	.56%	.41%
Ending FFELP Loans, net	$102,424	$101,240
Ending Private Education Loans, net	28,990	30,949

Ending total student loans, net	$131,414	$132,189

Average FFELP Loans	$103,617	$102,329
Average Private Education Loans	30,105	31,525

Average total student loans	$133,722	$133,854

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the three months ended March 31, 2015.

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

Key Financial Measures

Our operating results are primarily driven by net interest income from our student loan portfolios, provision for loan losses, the revenues and expenses generated by our servicing and asset recovery businesses, and gains and losses on subsidiary sales, loan sales and debt repurchases. We manage and assess the performance of each business segment separately as each is focused on different customers and each derives its revenue from different activities and services. A brief summary of our key financial measures (net interest income; provisions for loan losses; charge-offs and delinquencies; servicing and asset recovery revenues; other income (loss); and operating expenses) can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.

First-Quarter 2015 Summary of Results

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

First-quarter 2015 GAAP net income was $292 million ($0.72 diluted earnings per share), versus net income of $219 million ($0.49 diluted earnings per share) in the first-quarter 2014. The changes in GAAP net income are impacted by the same “Core Earnings” items discussed below, as well as changes in net income attributable to (1) the financial results attributable to the operations of the consumer banking business prior to the April 30, 2014 spin-off of Navient from SLM Corporation, and related restructuring and reorganization expense incurred in connection with the Spin-Off, (2) unrealized, mark-to-market gains/losses on derivatives and (3) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP but have not been included in “Core Earnings” results. First-quarter 2015 GAAP results included gains of $166 million from derivative accounting treatment that are excluded from “Core Earnings” results, compared with gains of $99 million in the year-ago period. See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” for a complete reconciliation between GAAP net income and “Core Earnings.”

“Core Earnings” for the quarter were $194 million ($0.48 diluted earnings per share), compared with $142 million ($0.33 diluted earnings per share) for the year-ago quarter. Excluding expenses associated with regulatory matters, first-quarter 2015 and 2014 diluted “Core Earnings” per share were $0.48 and $0.49, respectively. This decrease was primarily the result of a $26 million decline in net interest income and a $23 million increase in operating expenses, which was partially offset by a $21 million decrease in provisions for loan losses and less common shares outstanding.

During the first three months of 2015, we:

•	acquired $830 million of student loans;

•	issued $1.0 billion of FFELP asset-backed securities (“ABS”), $689 million of Private Education Loan ABS and $500 million of unsecured debt;

•	repurchased 14.7 million common shares for $300 million on the open market; and

•	paid a common stock dividend of $0.16 per share, up from $0.15 per share in the prior quarter.

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

GAAP Statements of Income (Unaudited)

	Three MonthsEndedMarch 31,		Increase (Decrease)
(In millions, except per share data)	2015	2014	$	%
Interest income:
FFELP Loans	$637	$646	$(9)	(1)%
Private Education Loans	456	644	(188)	(29)
Other loans	2	3	(1)	(33)
Cash and investments	2	3	(1)	(33)

Total interest income	1,097	1,296	(199)	(15)
Total interest expense	514	530	(16)	(3)

Net interest income	583	766	(183)	(24)
Less: provisions for loan losses	125	185	(60)	(32)

Net interest income after provisions for loan losses	458	581	(123)	(21)
Other income (loss):
Gains on sales of loans and investments	5	—	5	100
Gains (losses) on derivative and hedging activities, net	71	(8)	79	988
Servicing revenue	77	61	16	26
Asset recovery revenue	89	111	(22)	(20)
Gains on debt repurchases	—	—	—	—
Other income	7	6	1	17

Total other income	249	170	79	46
Expenses:
Operating expenses	230	366	(136)	(37)
Goodwill and acquired intangible asset impairment and amortization expense	1	4	(3)	(75)
Restructuring and other reorganization expenses	3	26	(23)	(88)

Total expenses	234	396	(162)	(41)

Income from continuing operations, before income tax expense	473	355	118	33
Income tax expense	181	136	45	33

Net income from continuing operations	292	219	73	33
Income from discontinued operations, net of tax expense	—	—	—	—

Net income	292	219	73	33
Less: net loss attributable to noncontrolling interest	—	—	—	—

Net income attributable to Navient Corporation	292	219	73	33
Preferred stock dividends	—	5	(5)	(100)

Net income attributable to Navient Corporation common stock	$292	$214	$78	36%

Basic earnings per common share attributable to Navient Corporation	$.73	$.50	$.23	46%

Diluted earnings per common share attributable to Navient Corporation	$.72	$.49	$.23	47%

Dividends per common share attributable to Navient Corporation	$.16	$.15	$.01	7%

Consolidated Earnings Summary — GAAP-basis

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

For the three months ended March 31, 2015, net income was $292 million, or $0.72 diluted earnings per common share, compared with net income of $219 million, or $0.49 diluted earnings per common share, for the three months ended March 31, 2014. The increase in net income was primarily due to a $136 million decrease in operating expenses, a $23 million decrease in restructuring and other reorganization expenses, a $79 million increase in net gains on derivative and hedging activities and a $60 million decline in the provisions for loan losses. This was partially offset by a $183 million decline in net interest income.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•

Net interest income decreased by $183 million, of which $140 million related to the deemed distribution of SLM BankCo on April 30, 2014. Also contributing to the decrease was a reduction in Private Education Loan net interest income due to a decline in the balance and net interest margin.

•

Provisions for loan losses declined $60 million, of which $39 million related to the deemed distribution of SLM BankCo on April 30, 2014. Also contributing to the decrease was the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends leading to decreases in expected future charge-offs.

•

Gains (losses) on derivative and hedging activities, net, increased $79 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•

Servicing and asset recovery revenue decreased $6 million in total. Asset recovery revenue decreased $22 million primarily as a result of the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduced the amount paid to Guarantor agencies for defaulted FFELP Loans that are rehabilitated. This legislative reduction in fees represents $40 million of the decrease in asset recovery revenue. This reduction was partially offset by higher asset recovery volume and revenue from the Gila LLC acquisition.

•

In the first quarter of 2014, we recorded $103 million of expenses related to the settlement of regulatory matters. Excluding these expenses, operating expenses decreased $33 million. This decrease was primarily due to $48 million related to the deemed distribution of SLM BankCo on April 30, 2014, partially offset by incremental costs resulting from operating as a new separate company, costs related to the Gila LLC acquisition this quarter, as well as incremental third-party servicing expenses related to an $8.5 billion loan acquisition in fourth-quarter 2014.

•	Restructuring and other reorganization expenses decreased $23 million to $3 million. These expenses were primarily related to costs incurred in connection with the Spin-Off.

We repurchased 14.7 million and 8.4 million shares of our common stock during the three months ended March 31, 2015 and 2014, respectively, as part of our common share repurchase programs. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 30 million common shares from the year-ago quarter.

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

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for three items, discussed below, that are either related to the Spin-Off or create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the three items we remove to result in our “Core Earnings” presentations are:

1.	The financial results attributable to the operations of SLM BankCo prior to the Spin-Off and related restructuring and reorganization expense incurred in connection with the Spin-Off. For GAAP purposes, Navient reflected the deemed distribution of SLM BankCo on April 30, 2014. For “Core Earnings,” we exclude the consumer banking business as if it had never been a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014;

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

	Three Months Ended March 31, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$534	$456	$—	$—	$—	$990	$162	$(59)	$103	$1,093
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	1	—	—	1	—	2	—	—	—	2

Total interest income	535	456	—	3	—	994	162	(59)	103	1,097
Total interest expense	302	173	—	30	—	505	9	—	9	514

Net interest income (loss)	233	283	—	(27)	—	489	153	(59)	94	583
Less: provisions for loan losses	5	120	—	—	—	125	—	—	—	125

Net interest income (loss) after provisions for loan losses	228	163	—	(27)	—	364	153	(59)	94	458
Other income (loss):
Gains on sales of loans and investments	5	—	—	—	—	5	—	—	—	5
Servicing revenue	18	7	163	—	(111)	77	—	—	—	77
Asset recovery revenue	—	—	89	—	—	89	—	—	—	89
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	2	4	—	6	(153)	225	72	78

Total other income (loss)	23	7	254	4	(111)	177	(153)	225	72	249
Expenses:
Direct operating expenses	115	46	116	4	(111)	170	—	—	—	170
Overhead expenses	—	—	—	60	—	60	—	—	—	60

Operating expenses	115	46	116	64	(111)	230	—	—	—	230
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	1	1	1
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	3	3	3

Total expenses	115	46	116	64	(111)	230	—	4	4	234
Income (loss) from continuing operations, before income tax expense (benefit)	136	124	138	(87)	—	311	—	162	162	473
Income tax expense (benefit)(3)	51	47	52	(33)	—	117	—	64	64	181

Net income (loss) from continuing operations	$85	$77	$86	$(54)	$—	$194	$—	$98	$98	$292
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$85	$77	$86	$(54)	$—	$194	$—	$98	$98	$292

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$94	$—	$94
Total other income	—	72	—	72
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	1	1
Restructuring and other reorganization expenses	3	—	—	3

Total “Core Earnings” adjustments to GAAP	$(3)	$166	$(1)	162

Income tax expense				64

Net income				$98

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended March 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$512	$494	$—	$—	$—	$1,006	$198	$86	$284	$1,290
Other loans	—	—	—	3	—	3	—	—	—	3
Cash and investments	1	—	—	1	—	2	—	1	1	3

Total interest income	513	494	—	4	—	1,011	198	87	285	1,296
Total interest expense	287	185	—	24	—	496	10	24	34	530

Net interest income (loss)	226	309	—	(20)	—	515	188	63	251	766
Less: provisions for loan losses	10	136	—	—	—	146	—	39	39	185

Net interest income (loss) after provisions for loan losses	216	173	—	(20)	—	369	188	24	212	581
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	11	1	167	—	(118)	61	—	—	—	61
Asset recovery revenue	—	—	111	—	—	111	—	—	—	111
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	1	3	—	4	(188)	182	(6)	(2)

Total other income (loss)	11	1	279	3	(118)	176	(188)	182	(6)	170
Expenses:
Direct operating expenses	124	55	95	113	(118)	269	—	25	25	294
Overhead expenses	—	—	—	49	—	49	—	23	23	72

Operating expenses	124	55	95	162	(118)	318	—	48	48	366
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	26	26	26

Total expenses	124	55	95	162	(118)	318	—	78	78	396
Income (loss) from continuing operations, before income tax expense (benefit)	103	119	184	(179)	—	227	—	128	128	355
Income tax expense (benefit)(3)	39	45	69	(67)	—	86	—	50	50	136

Net income (loss) from continuing operations	$64	$74	$115	$(112)	$—	$141	$—	$78	$78	$219
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	1	—	—	1	—	(1)	(1)	—

Net income (loss)	$64	$74	$116	$(112)	$—	$142	$—	$77	$77	$219

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2014
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$100	$112	$—	$212
Total other income (loss)	7	(13)	—	(6)
Operating expenses	48	—	—	48
Goodwill and acquired intangible asset impairment and amortization	—	—	4	4
Restructuring and other reorganization expenses	26	—	—	26

Total “Core Earnings” adjustments to GAAP	$33	$99	$(4)	128

Income tax expense				50
Loss from discontinued operations				(1)

Net income				$77

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Differences between “Core Earnings” and GAAP

The following discussion summarizes the differences between “Core Earnings” and GAAP net income and details each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
“Core Earnings” net income attributable to Navient Corporation	$194	$142
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off	(3)	33
Net impact of derivative accounting	166	99
Net impact of goodwill and acquired intangible assets	(1)	(4)
Net tax effect	(64)	(50)
Net impact of discontinued operations and noncontrolling interest	—	(1)

Total “Core Earnings” adjustments to GAAP	98	77

GAAP net income attributable to Navient Corporation	$292	$219

1) SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off: On April 30, 2014, the Spin-Off of Navient from SLM Corporation was completed and Navient became an independent, publicly-traded company. Due to the relative significance of Navient to SLM Corporation prior to the Spin-Off, among other factors, for financial reporting purposes Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to SLM Corporation as constituted prior to the Spin-Off, notwithstanding the legal form of the Spin-Off. Since Navient is treated for accounting purposes as the “accounting spinnor,” the GAAP financial statements of Navient reflect the deemed distribution of SLM BankCo to SLM BankCo’s stockholders on April 30, 2014.

For “Core Earnings,” we have assumed SLM BankCo was never a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014 and we have removed the restructuring and reorganization expense incurred in connection with the Spin-Off. Excluding these items provides management with a useful basis from which to better evaluate results from ongoing operations against results from prior periods. The adjustment relates to the exclusion of the consumer banking business and represents the operations, assets, liabilities and equity of SLM BankCo, which is comprised of Sallie Mae Bank, Upromise Rewards, the Insurance Business, and the Private Education Loan origination functions. Included in these amounts are also certain general corporate overhead expenses related to the consumer banking business. General corporate overhead consists of costs primarily associated with accounting, finance, legal, human resources, certain information technology costs, stock compensation, and executive management and the board of directors. These costs were generally allocated to the consumer banking business based on the proportionate level of effort provided to the consumer banking business relative to SLM Corporation using a relevant allocation driver (e.g., in proportion to the number of employees by function that were being transferred to SLM BankCo as opposed to remaining at Navient). All intercompany transactions between SLM BankCo and Navient have been eliminated. In addition, all prior preferred stock dividends have been removed as SLM BankCo succeeded SLM Corporation as the issuer of the preferred stock in connection with the Spin-Off.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
SLM BankCo net income, before income tax expense	$—	$59
Restructuring and reorganization expense in connection with the Spin-Off	(3)	(26)

Total net impact of SLM BankCo, before income tax expense	$(3)	$33

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

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$71	$(8)
Plus: Realized losses on derivative and hedging activities, net(1)	153	188

Unrealized gains on derivative and hedging activities, net(2)	224	180
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(59)	(75)
Other derivative accounting adjustments(3)	1	(6)

Total net impact of derivative accounting(4)	$166	$99

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Floor Income Contracts	$72	$181
Basis swaps	—	(1)
Foreign currency hedges	145	(39)
Other	7	39

Total unrealized gains on derivative and hedging activities, net	$224	$180

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

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(162)	$(198)
Net settlement income on interest rate swaps reclassified to net interest income	9	10
Net realized gains on terminated derivative contracts reclassified to other income	—	—

Total reclassifications of realized losses on derivative and hedging activities	$(153)	$(188)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of March 31, 2015, derivative accounting has reduced GAAP equity by approximately $505 million as a result of cumulative net unrealized losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Beginning impact of derivative accounting on GAAP equity	$(553)	$(926)
Net impact of net unrealized gains (losses) under derivative accounting(1)	48	72

Ending impact of derivative accounting on GAAP equity	$(505)	$(854)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Total pre-tax net impact of derivative accounting recognized in net income(a)	$166	$99
Tax impact of derivative accounting adjustments recognized in net income	(73)	(22)
Change in unrealized gain (losses) on derivatives, net of tax recognized in other comprehensive income	(45)	(5)

Net impact of net unrealized gains (losses) under derivative accounting	$48	$72

(a)	See “‘Core Earnings’ derivative adjustments” table above.

Hedging FFELP Loan Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods. As of March 31, 2015, the remaining amortization term of the net floor premiums was approximately 4.8 years for existing contracts. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on the effective portion of these hedges are recorded in accumulated other comprehensive income and gains and losses on the ineffective portion are recorded immediately to earnings. Hedged Floor Income from these cash flow hedges that has not been recognized into “Core Earnings” and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in “Core Earnings” and GAAP in future periods and is presented net of tax. As of March 31, 2015, the hedged period is from April 2016 through December 2019. Historically, we have used pay fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

(Dollars in millions)	March 31, 2015	March 31, 2014
Unamortized net Floor premiums (net of tax)	$(258)	$(308)
Unrecognized hedged Floor Income related to pay fixed interest rate swaps (net of tax)	(320)	—

Total(1)	$(578)	$(308)

(1)	$(916) million and $(492) million on a pre-tax basis as of March 31, 2015 and 2014, respectively.

3) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
“Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(1)	$(4)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2015	2014	2015 vs. 2014
“Core Earnings” interest income:
FFELP Loans	$534	$512	4%
Cash and investments	1	1	—

Total “Core Earnings” interest income	535	513	4
Total “Core Earnings” interest expense	302	287	5

Net “Core Earnings” interest income	233	226	3
Less: provision for loan losses	5	10	(50)

Net “Core Earnings” interest income after provision for loan losses	228	216	6
Gains on sales of loans and investments	5	—	100
Servicing revenue	18	11	64

Total other income	23	11	109
Direct operating expenses	115	124	(7)

Income before income tax expense	136	103	32
Income tax expense	51	39	31

“Core Earnings”	$85	$64	33%

“Core Earnings” from the FFELP Loans segment were $85 million in the first quarter of 2015, compared with $64 million in the year-ago quarter. This increase was primarily the result of $7 million more net interest income due to an increase in the balance of, and net interest margin on, the portfolio, a $7 million increase in servicing fees, a $9 million decrease in operating expenses and a $5 million decline in the provision for FFELP Loan losses. “Core Earnings” key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
FFELP Loan spread	.96%	.95%
Net interest margin	.88%	.86%
Provision for loan losses	$5	$10
Charge-offs	$7	$22
Charge-off rate	.03%	.12%
Total delinquency rate	15.9%	13.8%
Greater than 90-day delinquency rate	8.4%	7.3%
Forbearance rate	15.5%	17.6%

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP-basis FFELP Loan net interest margin.

	Three Months Ended March 31,
	2015	2014
“Core Earnings” basis FFELP Loan yield	2.58%	2.56%
Hedged Floor Income	.23	.30
Unhedged Floor Income	.14	.03
Consolidation Loan Rebate Fees	(.64)	(.65)
Repayment Borrower Benefits	(.11)	(.11)
Premium amortization	(.11)	(.10)

“Core Earnings” basis FFELP Loan net yield	2.09	2.03
“Core Earnings” basis FFELP Loan cost of funds	(1.13)	(1.08)

“Core Earnings” basis FFELP Loan spread	.96	.95
“Core Earnings” basis other interest-earning asset spread impact	(.08)	(.09)

“Core Earnings” basis FFELP Loan net interest margin(1)	.88%	.86%

“Core Earnings” basis FFELP Loan net interest margin(1)	.88%	.86%
Adjustment for GAAP accounting treatment(2)	.37	.45

GAAP-basis FFELP Loan net interest margin(1)	1.25%	1.31%

(1)	The average balances of our FFELP Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
FFELP Loans	$103,617	$102,329
Other interest-earning assets	3,893	3,895

Total FFELP Loan “Core Earnings” basis interest-earning assets	$107,510	$106,224

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

As of March 31, 2015, our FFELP Loan portfolio totaled $102.4 billion, composed of $39.9 billion of FFELP Stafford loans and $62.5 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of March 31, 2015 was 4.8 years and 8.9 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 3 percent and 3 percent, respectively.

Floor Income

The following table analyzes on a “Core Earnings” basis the ability of the FFELP Loans in our portfolio to earn Floor Income after March 31, 2015 and 2014, based on interest rates as of those dates.

	March 31, 2015			March 31, 2014
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Student loans eligible to earn Floor Income	$88.4	$12.8	$101.2	$87.2	$12.7	$99.9
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(46.0)	(.9)	(46.9)	(44.1)	(.9)	(45.0)
Less: economically hedged Floor Income Contracts	(27.2)	—	(27.2)	(27.2)	—	(27.2)

Student loans eligible to earn Floor Income	$15.2	$11.9	$27.1	$15.9	$11.8	$27.7

Student loans earning Floor Income	$15.1	$.5	$15.6	$15.8	$1.6	$17.4

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period April 1, 2015 to December 31, 2019.

(Dollars in billions)	April 1, 2015 to December 31, 2015	2016	2017	2018	2019
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$27.2	$19.0	$14.0	$13.2	$5.5

Operating Expenses — FFELP Loans

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged by the Business Services segment and included in those amounts was $111 million and $118 million for the quarters ended March 31, 2015 and 2014, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 45 basis points and 49 basis points of average FFELP Loans in the quarters ended March 31, 2015 and 2014, respectively. The decrease in operating expenses from the year-ago quarter was primarily the result of the decrease in the average servicing rate paid.

Private Education Loans Segment

The following table includes “Core Earnings” results for our Private Education Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2015	2014	2015 vs. 2014
“Core Earnings” interest income:
Private Education Loans	$456	$494	(8)%
Cash and investments	—	—	—

Total “Core Earnings” interest income	456	494	(8)
Total “Core Earnings” interest expense	173	185	(6)

Net “Core Earnings” interest income	283	309	(8)
Less: provision for loan losses	120	136	(12)

Net “Core Earnings” interest income after provision for loan losses	163	173	(6)
Servicing revenue	7	1	600
Direct operating expenses	46	55	(16)

Income before income tax expense	124	119	4
Income tax expense	47	45	4

“Core Earnings”	$77	$74	4%

Quarterly “Core Earnings” were $77 million compared with $74 million in the year-ago quarter. This increase is primarily the result of a $16 million decrease in the provision for Private Education Loan losses, a $6 million increase in servicing fees and a $9 million reduction in expenses. This was partially offset by a $26 million decrease in net interest income due to a decline in the net interest margin and balance of the portfolio. “Core Earnings” key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Private Education Loan spread	3.87%	4.01%
Net interest margin	3.74%	3.91%
Provision for loan losses	$120	$136
Charge-offs	$190	$218
Charge-off rate	2.9%	3.3%
Total delinquency rate	6.9%	7.8%
Greater than 90-day delinquency rate	3.6%	3.9%
Forbearance rate	3.8%	4.3%
Loans in repayment with more than 12 payments made	92.6%	90.3%
Cosigner rate	64%	64%
Average FICO	719	718

Private Education Loan Net Interest Margin

The following table shows the “Core Earnings” basis Private Education Loan net interest margin along with reconciliation to the GAAP-basis Private Education Loan net interest margin before provision for loan losses.

	Three Months Ended March 31,
	2015	2014
“Core Earnings” basis Private Education Loan yield	6.15%	6.36%
“Core Earnings” basis Private Education Loan cost of funds	(2.28)	(2.35)

“Core Earnings” basis Private Education Loan spread	3.87	4.01
“Core Earnings” basis other interest-earning asset spread impact	(.13)	(.10)

“Core Earnings” basis Private Education Loan net interest margin(1)	3.74%	3.91%

“Core Earnings” basis Private Education Loan net interest margin(1)	3.74%	3.91%
Adjustment for GAAP accounting treatment(2)	(.03)	.40

GAAP basis Private Education Loan net interest margin(1)	3.71%	4.31%

(1)	The average balances of our Private Education Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Private Education Loans	$30,105	$31,525
Other interest-earning assets	593	493

Total Private Education Loan “Core Earnings” basis interest-earning assets	$30,698	$32,018

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” above.

Private Education Loan Provision for Loan Losses

In establishing the allowance for Private Education Loan losses as of March 31, 2015, we considered several factors with respect to our Private Education Loan portfolio. In particular, we continue to see improvement in credit quality and continuing positive delinquency and charge-off trends in connection with this portfolio. On a “Core Earnings” basis, total loans delinquent (as a percentage of loans in repayment) have decreased to 6.9 percent from 7.8 percent in the year-ago quarter. Loans greater than 90 days delinquent (as a percentage of loans in repayment) have decreased to 3.6 percent from 3.9 percent in the year-ago quarter. The “Core Earnings” charge-off rate decreased to 2.9 percent from 3.3 percent in the year-ago quarter. Loans in forbearance (as a percentage of loans in repayment and forbearance) decreased to 3.8 percent from 4.3 percent in the year-ago quarter.

The Private Education Loan provision for loan losses on a “Core Earnings” basis was $120 million in the first quarter of 2015, down $16 million from the first quarter of 2014. The decline from the year-ago period was a result of the overall improvement in credit quality and performance trends discussed above, leading to decreases in expected future charge-offs.

Operating Expenses — Private Education Loans Segment

Operating expenses for our Private Education Loans segment include costs incurred to service and collect on our Private Education Loan portfolio. Direct operating expenses as a percentage of revenues (revenues calculated as net interest income after provision plus total other income) were 27 percent and 32 percent in the quarters ended March 31, 2015 and 2014, respectively.

Business Services Segment

The following table includes “Core Earnings” results for our Business Services segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2015	2014	2015 vs. 2014
Net interest income	$—	$—	—%
Servicing revenue:
Intercompany loan servicing	111	118	(6)
Third-party loan servicing	44	40	10
Guarantor servicing	8	9	(11)

Total servicing revenue	163	167	(2)
Asset recovery revenue	89	111	(20)
Other Business Services revenue	2	1	100

Total other income	254	279	(9)
Direct operating expenses	116	95	22

Income from continuing operations, before income tax expense	138	184	(25)
Income tax expense	52	69	(25)

Net income from continuing operations	86	115	(25)
Income from discontinued operations, net of tax expense	—	1	(100)

“Core Earnings”	$86	$116	(26)%

“Core Earnings” were $86 million in the first quarter of 2015, compared with $116 million in the year-ago quarter. The decrease was primarily the result of lower asset recovery revenue, primarily related to a legislative reduction in certain fees earned and a lower balance of intercompany FFELP Loans serviced. Key segment metrics are:

	As of March 31,
(Dollars in billions)	2015	2014
Number of accounts serviced for ED (in millions)	6.2	5.8
Total federal loans serviced	$297	$271
Contingent collections receivables inventory:
Student loans	$11.0	$13.2
Other	9.2	2.7

Total contingent collections receivables inventory	$20.2	$15.9

In February 2015, Navient completed the acquisition of Gila LLC, an asset recovery and business process outsourcing firm serving more than 600 clients in 39 states. The firm provides receivables management services and account processing solutions for state governments, court systems and municipalities.

Revenues related to services performed on FFELP Loans accounted for 74 percent and 78 percent, respectively, of total Business Services segment revenues for the quarters ended March 31, 2015 and 2014.

Servicing Revenue

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $101 billion and $103 billion for the quarters ended March 31, 2015 and 2014, respectively. The decline in the intercompany loan servicing revenue from the year-ago quarter was primarily due to the decrease in the average servicing rate paid as well as the decline in the average balance of FFELP Loans serviced.

Third-party loan servicing income increased $4 million from the year-ago quarter primarily due to third-party servicing provided to SLM BankCo.

The Company services student loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.2 million customer accounts under the ED Servicing Contract as of March 31, 2015, compared with 5.8 million customer accounts serviced at March 31, 2014. Third-party loan servicing fees in the quarters ended March 31, 2015 and 2014 included $31 million and $31 million, respectively, of servicing revenue related to the ED Servicing Contract. On June 13, 2014, ED extended its servicing contract with us to service Direct Student Loan Program federal loans for five more years.

Asset Recovery Revenue

Our asset recovery revenue consists of fees we receive for asset recovery of delinquent and defaulted debt on behalf of third-party clients performed on a contingent basis. The majority of this fee revenue is generated through collecting or rehabilitating defaulted federal loans. Asset recovery revenue decreased $22 million in the first quarter of 2015 compared with the year-ago quarter primarily as a result of the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduced the amount paid to Guarantor agencies for defaulted FFELP Loans that are rehabilitated. This legislative reduction in fees represents $40 million of the decrease in asset recovery revenue. This reduction was partially offset by higher asset recovery volume and revenue from the acquisition of Gila LLC.

Since 1997, Navient has provided asset recovery services on defaulted student loans to ED. This contract expired by its terms on February 21, 2015 and our Pioneer Credit Recovery subsidiary received no new account placements under the contract. We are engaged with ED to learn more about their decision and address any questions or concerns they may have. In addition, on March 9, 2015, Pioneer filed a bid protest with the U.S. Government Accountability Office (“GAO”) which was dismissed on March 13, 2015. This bid protest was dismissed from the GAO based upon overlapping jurisdiction. Following the bid protest dismissal, Pioneer filed its own complaint with the U.S. Court of Federal Claims, which complaint was consolidated with several similar cases filed by other private collection agencies. On April 16, 2015, Pioneer’s complaint, together with the other plaintiffs’ consolidated complaints, was dismissed for lack of jurisdiction. We are currently considering whether to appeal this decision.

Separately, we have submitted a response to ED’s request for proposals (RFP) in relation to a new contract for similar services. There can be no assurances that Pioneer will be awarded an extension of the existing contract, a new contract under the RFP or what volume of accounts might be placed with Pioneer.

Operating Expenses — Business Services Segment

Operating expenses for our Business Services segment primarily include costs incurred to service our FFELP Loan portfolio, third-party servicing and asset recovery costs, and other operating costs. The $21 million increase in operating expenses in the quarter ended March 31, 2015 compared with the year-ago quarter was primarily the result of incremental costs post-Spin-Off resulting from operating as a new separate company, costs related to the Gila LLC acquisition this quarter, as well as incremental third-party servicing expenses related to an $8.5 billion loan acquisition in the fourth-quarter 2014.

Other Segment

The following table includes “Core Earnings” results of our Other segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2015	2014	2015 vs. 2014
Net interest loss after provision for loan losses	$(27)	$(20)	35%
Losses on sales of loans and investments	—	—	—
Gains on debt repurchases	—	—	—
Other	4	3	33

Total other income	4	3	33
Direct operating expenses	4	113	(96)
Overhead expenses:
Corporate overhead	32	26	23
Unallocated information technology costs	28	23	22

Total overhead expenses	60	49	22

Total operating expenses	64	162	(60)

Loss before income tax benefit	(87)	(179)	(51)
Income tax benefit	(33)	(67)	(51)

“Core Earnings” (loss)	$(54)	$(112)	(52)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses includes net interest loss related to our corporate liquidity portfolio, partially offset by net interest income related to our mortgage and consumer loan portfolios.

Gains on Debt Repurchases

We repurchased $530 million and $0 million face amount of our unsecured debt for the quarters ended March 31, 2015 and 2014, respectively, with no gains recognized. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

Direct Operating Expenses — Other Segment

In the year-ago quarter, we recognized $111 million of expense related to the settlement of regulatory matters (for additional information, see Part II. “Other Information,” Item 1. “Legal Proceedings — Regulatory Matters”). This regulatory expense in the year-ago quarter was the primary driver of the decrease in operating expenses from first-quarter 2014 to first-quarter 2015.

Overhead — Other Segment

Unallocated corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations. The increase in overhead expenses in first-quarter 2015 compared with the year-ago quarter is primarily due to incremental costs post-Spin-Off resulting from operating as a new separate company, as well as costs incurred to provide related support to SLM BankCo under various transition services agreements entered into in connection with the Spin-Off.

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

	Three Months Ended March 31,
	2015		2014
(Dollars in millions)	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$103,617	2.49%	$103,734	2.53%
Private Education Loans	30,105	6.15	38,945	6.70
Other loans	81	8.96	98	9.69
Cash and investments	6,307	.11	8,080	.17

Total interest-earning assets	140,110	3.18%	150,857	3.48%

Non-interest-earning assets	4,251		4,124

Total assets	$144,361		$154,981

Average Liabilities and Equity
Short-term borrowings	$3,931	2.30%	$13,258	.82%
Long-term borrowings	133,557	1.49	133,116	1.53

Total interest-bearing liabilities	137,488	1.52%	146,374	1.47%

Non-interest-bearing liabilities	2,709		2,982
Equity	4,164		5,625

Total liabilities and equity	$144,361		$154,981

Net interest margin		1.69%		2.06%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
Three Months Ended March 31, 2015 vs. 2014
Interest income	$(199)	$(110)	$(89)
Interest expense	(16)	17	(33)

Net interest income	$(183)	$(131)	$(52)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net — GAAP Basis

	March 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$448	$—	$448	$383	$831
Grace, repayment and other(2)	38,796	62,103	100,899	29,801	130,700

Total, gross	39,244	62,103	101,347	30,184	131,531
Unamortized premium/(discount)	679	489	1,168	(581)	587
Receivable for partially charged-off loans	—	—	—	1,236	1,236
Allowance for loan losses	(56)	(35)	(91)	(1,849)	(1,940)

Total student loan portfolio	$39,867	$62,557	$102,424	$28,990	$131,414

% of total FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

	December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$488	$—	$488	$436	$924
Grace, repayment and other(2)	39,958	62,992	102,950	30,625	133,575

Total, gross	40,446	62,992	103,438	31,061	134,499
Unamortized premium/(discount)	677	499	1,176	(594)	582
Receivable for partially charged-off loans	—	—	—	1,245	1,245
Allowance for loan losses	(58)	(35)	(93)	(1,916)	(2,009)

Total student loan portfolio	$41,065	$63,456	$104,521	$29,796	$134,317

% of total FFELP	39%	61%	100%
% of total	31%	47%	78%	22%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Ending Student Loan Balances, net — “Core Earnings” Basis

	March 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$448	$—	$448	$383	$831
Grace, repayment and other(2)	38,796	62,103	100,899	29,801	130,700

Total, gross	39,244	62,103	101,347	30,184	131,531
Unamortized premium/(discount)	679	489	1,168	(581)	587
Receivable for partially charged-off loans	—	—	—	1,236	1,236
Allowance for loan losses	(56)	(35)	(91)	(1,849)	(1,940)

Total student loan portfolio	$39,867	$62,557	$102,424	$28,990	$131,414

% of total FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

	December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$488	$—	$488	$436	$924
Grace, repayment and other(2)	39,958	62,992	102,950	30,625	133,575

Total, gross	40,446	62,992	103,438	31,061	134,499
Unamortized premium/(discount)	677	499	1,176	(594)	582
Receivable for partially charged-off loans	—	—	—	1,245	1,245
Allowance for loan losses	(58)	(35)	(93)	(1,916)	(2,009)

Total student loan portfolio	$41,065	$63,456	$104,521	$29,796	$134,317

% of total FFELP	39%	61%	100%
% of total	31%	47%	78%	22%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Average Student Loan Balances (net of unamortized premium/discount) — GAAP Basis

	Three Months Ended March 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$40,634	$62,983	$103,617	$30,105	$133,722
% of FFELP	39%	61%	100%
% of total	30%	47%	77%	23%	100%

	Three Months Ended March 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$39,682	$64,052	$103,734	$38,945	$142,679
% of FFELP	38%	62%	100%
% of total	28%	45%	73%	27%	100%

Average Student Loan Balances (net of unamortized premium/discount) — “Core Earnings” Basis

	Three Months Ended March 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$40,634	$62,983	$103,617	$30,105	$133,722
% of FFELP	39%	61%	100%
% of total	30%	47%	77%	23%	100%

	Three Months Ended March 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$39,172	$63,157	$102,329	$31,525	$133,854
% of FFELP	38%	62%	100%
% of total	29%	47%	76%	24%	100%

Student Loan Activity — GAAP Basis

	Three Months Ended March 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$41,065	$63,456	$104,521	$29,796	$134,317
Acquisitions and originations	406	418	824	6	830
Capitalized interest and premium/discount amortization	308	279	587	136	723
Consolidations to third parties	(657)	(487)	(1,144)	(23)	(1,167)
Sales	(151)	(36)	(187)	—	(187)
Repayments and other	(1,104)	(1,073)	(2,177)	(925)	(3,102)

Ending balance	$39,867	$62,557	$102,424	$28,990	$131,414

	Three Months Ended March 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$40,021	$64,567	$104,588	$37,512	$142,100
Acquisitions and originations	278	175	453	1,522	1,975
Capitalized interest and premium/discount amortization	307	304	611	211	822
Consolidations to third parties	(404)	(277)	(681)	(33)	(714)
Sales	—	—	—	—	—
Repayments and other	(1,114)	(1,222)	(2,336)	(1,055)	(3,391)

Ending balance	$39,088	$63,547	$102,635	$38,157	$140,792

Student Loan Activity — “Core Earnings” Basis

	Three Months Ended March 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$41,065	$63,456	$104,521	$29,796	$134,317
Acquisitions and originations	406	418	824	6	830
Capitalized interest and premium/discount amortization	308	279	587	136	723
Consolidations to third parties	(657)	(487)	(1,144)	(23)	(1,167)
Sales	(151)	(36)	(187)	—	(187)
Repayments and other	(1,104)	(1,073)	(2,177)	(925)	(3,102)

Ending balance	$39,867	$62,557	$102,424	$28,990	$131,414

	Three Months Ended March 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$39,499	$63,664	$103,163	$31,006	$134,169
Acquisitions	279	175	454	672	1,126
Capitalized interest and premium/discount amortization	301	295	596	183	779
Consolidations to third parties	(399)	(274)	(673)	(26)	(699)
Sales	—	—	—	—	—
Repayments and other	(1,095)	(1,205)	(2,300)	(886)	(3,186)

Ending balance	$38,585	$62,655	$101,240	$30,949	$132,189

Student Loan Allowance for Loan Losses Activity — GAAP Basis

	Three Months Ended March 31,
	2015			2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$93	$1,916	$2,009	$119	$2,097	$2,216
Less:
Charge-offs(1)	(7)	(190)	(197)	(22)	(218)	(240)
Student loan sales	—	—	—	—	—	—
Plus:
Provision for loan losses	5	120	125	10	175	185
Reclassification of interest reserve(2)	—	3	3	—	5	5

Ending balance	$91	$1,849	$1,940	$107	$2,059	$2,166

Percent of total	5%	95%	100%	5%	95%	100%

Troubled debt restructuring(3)	—	10,426	10,426	—	9,241	9,241

Student Loan Allowance for Loan Losses Activity — “Core Earnings” Basis

	Three Months Ended March 31,
	2015			2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$93	$1,916	$2,009	$113	$2,035	$2,148
Less:
Charge-offs(1)	(7)	(190)	(197)	(22)	(218)	(240)
Student loan sales	—	—	—	—	—	—
Plus:
Provision for loan losses	5	120	125	10	136	146
Reclassification of interest reserve(2)	—	3	3	—	5	5
Other transactions	—	—	—	—	29	29

Ending balance	$91	$1,849	$1,940	$101	$1,987	$2,088

Percent of total	5%	95%	100%	5%	95%	100%

Troubled debt restructuring(3)	—	10,426	10,426	—	9,241	9,241

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See “Private Education Loan Portfolio Performance—Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Represents the recorded investment of loans identified as troubled debt restructuring.

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP Basis

	FFELP Loan Delinquencies
	March 31,
	2015		2014
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$10,555		$13,016
Loans in forbearance(2)	14,037		15,650
Loans in repayment and percentage of each status:
Loans current	64,522	84.1%	62,721	85.9%
Loans delinquent 31-60 days(3)	3,656	4.8	3,059	4.2
Loans delinquent 61-90 days(3)	2,087	2.7	1,784	2.4
Loans delinquent greater than 90 days(3)	6,490	8.4	5,497	7.5

Total FFELP Loans in repayment	76,755	100%	73,061	100%

Total FFELP Loans, gross	101,347		101,727
FFELP Loan unamortized premium	1,168		1,015

Total FFELP Loans	102,515		102,742
FFELP Loan allowance for losses	(91)		(107)

FFELP Loans, net	$102,424		$102,635

Percentage of FFELP Loans in repayment		75.7%		71.8%

Delinquencies as a percentage of FFELP Loans in repayment		15.9%		14.2%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.5%		17.6%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

FFELP Loan Delinquencies and Forbearance — “Core Earnings” Basis

	FFELP Loan Delinquencies
	March 31,
	2015		2014
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$10,555		$12,872
Loans in forbearance(2)	14,037		15,395
Loans in repayment and percentage of each status:
Loans current	64,522	84.1%	62,105	86.2%
Loans delinquent 31-60 days(3)	3,656	4.8	2,952	4.1
Loans delinquent 61-90 days(3)	2,087	2.7	1,719	2.4
Loans delinquent greater than 90 days(3)	6,490	8.4	5,287	7.3

Total FFELP Loans in repayment	76,755	100%	72,063	100%

Total FFELP Loans, gross	101,347		100,330
FFELP Loan unamortized premium	1,168		1,011

Total FFELP Loans	102,515		101,341
FFELP Loan allowance for losses	(91)		(101)

FFELP Loans, net	$102,424		$101,240

Percentage of FFELP Loans in repayment		75.7%		71.8%

Delinquencies as a percentage of FFELP Loans in repayment		15.9%		13.8%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.5%		17.6%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP Basis

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Allowance at beginning of period	$93	$119
Provision for FFELP Loan losses	5	10
Charge-offs	(7)	(22)
Student loan sales	—	—

Allowance at end of period	$91	$107

Charge-offs as a percentage of average loans in repayment (annualized)	.03%	.12%
Allowance as a percentage of ending total loans, gross	.09%	.10%
Allowance as a percentage of ending loans in repayment	.12%	.15%
Allowance coverage of charge-offs (annualized)	3.6	1.2
Ending total loans, gross	$101,347	$101,727
Average loans in repayment	$77,474	$73,496
Ending loans in repayment	$76,755	$73,061

Allowance for FFELP Loan Losses — “Core Earnings” Basis

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Allowance at beginning of period	$93	$113
Provision for FFELP Loan losses	5	10
Charge-offs	(7)	(22)
Student loan sales	—	—

Allowance at end of period	$91	$101

Charge-offs as a percentage of average loans in repayment (annualized)	.03%	.12%
Allowance as a percentage of ending total loans, gross	.09%	.10%
Allowance as a percentage of ending loans in repayment	.12%	.14%
Allowance coverage of charge-offs (annualized)	3.6	1.1
Ending total loans, gross	$101,347	$100,330
Average loans in repayment	$77,474	$72,486
Ending loans in repayment	$76,755	$72,063

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP Basis

	Private Education Loan Delinquencies
	March 31,
	2015		2014
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,894		$7,075
Loans in forbearance(2)	1,030		1,216
Loans in repayment and percentage of each status:
Loans current	24,451	93.1%	29,156	93.1%
Loans delinquent 31-60 days(3)	528	2.0	655	2.1
Loans delinquent 61-90 days(3)	341	1.3	430	1.4
Loans delinquent greater than 90 days(3)	940	3.6	1,068	3.4

Total Private Education Loans in repayment	26,260	100%	31,309	100%

Total Private Education Loans, gross	30,184		39,600
Private Education Loan unamortized discount	(581)		(681)

Total Private Education Loans	29,603		38,919
Private Education Loan receivable for partially charged-off loans	1,236		1,297
Private Education Loan allowance for losses	(1,849)		(2,059)

Private Education Loans, net	$28,990		$38,157

Percentage of Private Education Loans in repayment		87.0%		79.1%

Delinquencies as a percentage of Private Education Loans in repayment		6.9%		6.9%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.8%		3.7%

Loans in repayment with more than 12 payments made		92.6%		84.2%

Percentage of Private Education Loans with a cosigner		64%		68%

Average FICO at origination		719		723

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Delinquencies and Forbearance — “Core Earnings” Basis

	Private Education Loan Delinquencies
	March 31,
	2015		2014
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,894		$4,090
Loans in forbearance(2)	1,030		1,205
Loans in repayment and percentage of each status:
Loans current	24,451	93.1%	24,912	92.2%
Loans delinquent 31-60 days(3)	528	2.0	634	2.4
Loans delinquent 61-90 days(3)	341	1.3	416	1.5
Loans delinquent greater than 90 days(3)	940	3.6	1,068	3.9

Total Private Education Loans in repayment	26,260	100%	27,030	100%

Total Private Education Loans, gross	30,184		32,325
Private Education Loan unamortized discount	(581)		(686)

Total Private Education Loans	29,603		31,639
Private Education Loan receivable for partially charged-off loans	1,236		1,297
Private Education Loan allowance for losses	(1,849)		(1,987)

Private Education Loans, net	$28,990		$30,949

Percentage of Private Education Loans in repayment		87.0%		83.6%

Delinquencies as a percentage of Private Education Loans in repayment		6.9%		7.8%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.8%		4.3%

Loans in repayment with more than 12 payments made		92.6%		90.3%

Percentage of Private Education Loans with a cosigner		64%		64%

Average FICO at origination		719		718

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses — GAAP Basis

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Allowance at beginning of period	$1,916	$2,097
Provision for Private Education Loan losses	120	175
Charge-offs(1)	(190)	(218)
Reclassification of interest reserve(2)	3	5

Allowance at end of period	$1,849	$2,059

Charge-offs as a percentage of average loans in repayment (annualized)	2.9%	2.8%
Allowance as a percentage of ending total loans	5.9%	5.0%
Allowance as a percentage of ending loans in repayment	7.0%	6.6%
Average coverage of charge-offs (annualized)	2.4	2.3
Ending total loans(3)	$31,420	$40,897
Average loans in repayment	$26,644	$31,416
Ending loans in repayment	$26,260	$31,309

Allowance for Private Education Loan Losses — “Core Earnings” Basis

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Allowance at beginning of period	$1,916	$2,035
Provision for Private Education Loan losses	120	136
Charge-offs(1)	(190)	(218)
Reclassification of interest reserve(2)	3	5
Loan sales and other transactions	—	29

Allowance at end of period	$1,849	$1,987

Charge-offs as a percentage of average loans in repayment (annualized)	2.9%	3.3%
Allowance as a percentage of ending total loans	5.9%	5.9%
Allowance as a percentage of ending loans in repayment	7.0%	7.4%
Average coverage of charge-offs (annualized)	2.4	2.2
Ending total loans(3)	$31,420	$33,622
Average loans in repayment	$26,644	$27,028
Ending loans in repayment	$26,260	$27,030

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

(3)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following tables provide the detail for our traditional and non-traditional Private Education Loans for the quarters ended.

GAAP Basis:

	March 31, 2015			March 31, 2014
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$28,504	$2,916	$31,420	$37,617	$3,280	$40,897
Ending loans in repayment	24,190	2,070	26,260	29,116	2,193	31,309
Private Education Loan allowance for losses	1,470	379	1,849	1,583	476	2,059
Charge-offs as a percentage of average loans in repayment (annualized)	2.4%	8.1%	2.9%	2.3%	9.5%	2.8%
Allowance as a percentage of ending total loan balance	5.2%	13.0%	5.9%	4.2%	14.5%	5.0%
Allowance as a percentage of ending loans in repayment	6.1%	18.3%	7.0%	5.4%	21.7%	6.6%
Average coverage of charge-offs (annualized)	2.5	2.2	2.4	2.3	2.3	2.3
Delinquencies as a percentage of Private Education Loans in repayment	6.1%	15.7%	6.9%	6.0%	18.3%	6.9%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	3.1%	9.0%	3.6%	2.9%	10.0%	3.4%
Loans in forbearance as a percentage of loans in repayment and forbearance	3.6%	5.5%	3.8%	3.5%	6.3%	3.7%
Loans that entered repayment during the period(2)	$80	$5	$85	$528	$11	$539
Percentage of Private Education Loans with a cosigner	67%	32%	64%	71%	31%	68%
Average FICO at origination	726	626	719	730	625	723

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

“Core Earnings” Basis:

	March 31, 2015			March 31, 2014
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$28,504	$2,916	$31,420	$30,391	$3,231	$33,622
Ending loans in repayment	24,190	2,070	26,260	24,865	2,165	27,030
Private Education Loan allowance for losses	1,470	379	1,849	1,517	470	1,987
Charge-offs as a percentage of average loans in repayment (annualized)	2.4%	8.1%	2.9%	2.7%	9.6%	3.3%
Allowance as a percentage of ending total loan balance	5.2%	13.0%	5.9%	5.0%	14.6%	5.9%
Allowance as a percentage of ending loans in repayment	6.1%	18.3%	7.0%	6.1%	21.7%	7.4%
Average coverage of charge-offs (annualized)	2.5	2.2	2.4	2.2	2.2	2.2
Delinquencies as a percentage of Private Education Loans in repayment	6.1%	15.7%	6.9%	6.9%	18.5%	7.8%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	3.1%	9.0%	3.6%	3.4%	10.1%	3.9%
Loans in forbearance as a percentage of loans in repayment and forbearance	3.6%	5.5%	3.8%	4.1%	6.3%	4.3%
Loans that entered repayment during the period(2)	$80	$5	$85	$130	$8	$138
Percentage of Private Education Loans with a cosigner	67%	32%	64%	66%	31%	64%
Average FICO at origination	726	626	719	726	626	718

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

As part of determining the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days or more past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for Private Education Loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which have defaulted since 2007 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. There was $380 million and $334 million in the allowance for Private Education Loan losses at March 31, 2015 and 2014, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans.

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans (GAAP basis and “Core Earnings” basis are the same).

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Receivable at beginning of period	$1,245	$1,313
Expected future recoveries of current period defaults(1)	62	71
Recoveries(2)	(52)	(61)
Charge-offs(3)	(19)	(26)

Receivable at end of period	1,236	1,297
Allowance for estimated recovery shortfalls(4)	(380)	(334)

Net receivable at end of period	$856	$963

(1)	Represents the difference between the loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” tables.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $1.8 billion and $2.1 billion overall allowance for Private Education Loan losses as of March 31, 2015 and 2014, respectively.

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

The tables below show the composition and status of the Private Education Loan portfolio aged by the number of months for which a scheduled monthly payment was received. As indicated in the tables, the percentage of loans that are in forbearance status, are delinquent greater than 90 days or that are charged off decreases the longer the loans have been making scheduled monthly payments.

At March 31, 2015, loans in forbearance status as a percentage of loans in repayment and forbearance were 11.2 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.4 percent for loans that have made more than 48 monthly payments. Approximately 56 percent of our Private Education Loans in forbearance status have made less than 25 monthly payments.

At March 31, 2015, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 9.6 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.5 percent for loans that have made more than 48 monthly payments. Approximately 47 percent of our Private Education Loans in repayment that are delinquent greater than 90 days status have made less than 25 monthly payments.

For the three months ended March 31, 2015, charge-offs as a percentage of loans in repayment were 9.4 percent for loans that have made less than 25 monthly payments. The percentage drops to 0.9 percent for loans that have made more than 48 monthly payments. Approximately 60 percent of our Private Education Loan charge-offs occurring in first-quarter 2015 made less than 25 monthly payments.

GAAP Basis:

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
March 31, 2015	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$2,894	$2,894
Loans in forbearance	419	157	141	121	192	—	1,030
Loans in repayment — current	1,482	2,315	3,584	3,846	13,224	—	24,451
Loans in repayment — delinquent 31-60 days	111	85	94	79	159	—	528
Loans in repayment — delinquent 61-90 days	86	60	57	47	91	—	341
Loans in repayment — delinquent greater than 90 days	257	184	167	125	207	—	940

Total	$2,355	$2,801	$4,043	$4,218	$13,873	$2,894	30,184

Unamortized discount							(581)
Receivable for partially charged-off loans							1,236
Allowance for loan losses							(1,849)

Total Private Education Loans, net							$28,990

Loans in forbearance as a percentage of loans in repayment and forbearance	17.8%	5.6%	3.5%	2.9%	1.4%	—%	3.8%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	13.3%	7.0%	4.3%	3.1%	1.5%	—%	3.6%

Charge-offs as a percentage of loans in repayment	15.2%	5.0%	2.7%	1.9%	.9%	—%	2.9%

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
March 31, 2014	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$7,075	$7,075
Loans in forbearance	560	208	177	120	151	—	1,216
Loans in repayment — current	4,302	4,581	4,610	4,602	11,061	—	29,156
Loans in repayment — delinquent 31-60 days	169	133	119	90	144	—	655
Loans in repayment — delinquent 61-90 days	121	91	77	56	85	—	430
Loans in repayment — delinquent greater than 90 days	353	230	183	125	177	—	1,068

Total	$5,505	$5,243	$5,166	$4,993	$11,618	$7,075	39,600

Unamortized discount							(681)
Receivable for partially charged-off loans							1,297
Allowance for loan losses							(2,059)

Total Private Education Loans, net							$38,157

Loans in forbearance as a percentage of loans in repayment and forbearance	10.2%	4.0%	3.4%	2.4%	1.3%	—%	3.7%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	7.1%	4.6%	3.7%	2.6%	1.5%	—%	3.4%

Charge-offs as a percentage of loans in repayment	8.6%	3.1%	2.2%	1.5%	1.0%	—%	2.8%

“Core Earnings” Basis:

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
March 31, 2015	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$2,894	$2,894
Loans in forbearance	419	157	141	121	192	—	1,030
Loans in repayment — current	1,482	2,315	3,584	3,846	13,224	—	24,451
Loans in repayment — delinquent 31-60 days	111	85	94	79	159	—	528
Loans in repayment — delinquent 61-90 days	86	60	57	47	91	—	341
Loans in repayment — delinquent greater than 90 days	257	184	167	125	207	—	940

Total	$2,355	$2,801	$4,043	$4,218	$13,873	$2,894	30,184

Unamortized discount							(581)
Receivable for partially charged-off loans							1,236
Allowance for loan losses							(1,849)

Total Private Education Loans, net							$28,990

Loans in forbearance as a percentage of loans in repayment and forbearance	17.8%	5.6%	3.5%	2.9%	1.4%	—%	3.8%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	13.3%	7.0%	4.3%	3.1%	1.5%	—%	3.6%

Charge-offs as a percentage of loans in repayment	15.2%	5.0%	2.7%	1.9%	.9%	—%	2.9%

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
March 31, 2014	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$4,090	$4,090
Loans in forbearance	552	206	176	120	151	—	1,205
Loans in repayment — current	1,985	3,567	4,095	4,240	11,025	—	24,912
Loans in repayment — delinquent 31-60 days	157	129	116	87	145	—	634
Loans in repayment — delinquent 61-90 days	112	89	75	55	85	—	416
Loans in repayment — delinquent greater than 90 days	353	230	182	125	178	—	1,068

Total	$3,159	$4,221	$4,644	$4,627	$11,584	$4,090	32,325

Unamortized discount							(686)
Receivable for partially charged-off loans							1,297
Allowance for loan losses							(1,987)

Total Private Education Loans, net							$30,949

Loans in forbearance as a percentage of loans in repayment and forbearance	17.5%	4.9%	3.8%	2.6%	1.3%	—%	4.3%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	13.5%	5.7%	4.1%	2.8%	1.6%	—%	3.9%

Charge-offs as a percentage of loans in repayment	15.2%	4.0%	2.5%	1.7%	1.0%	—%	3.3%

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of March 31, 2015.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$20,879	$4,459	$922	$26,260
$ in total	$24,198	$5,028	$958	$30,184
Payment method by enrollment status:

In-school/grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. On a “Core Earnings” basis, as of March 31, 2015 and 2014, customers in repayment owing approximately $2.9 billion (11 percent of loans in repayment) and $4.2 billion (15 percent of loans in repayment), respectively, were enrolled in the interest-only program. Of these amounts, 7 percent and 9 percent were non-traditional loans as of March 31, 2015 and 2014, respectively.

Accrued Interest Receivable

The following tables provide information regarding accrued interest receivable on our Private Education Loans and our allowance for uncollectible interest.

GAAP Basis:

(Dollars in millions)	Accrued Interest Receivable	Allowance for Uncollectible Interest
March 31, 2015	$578	$33
December 31, 2014	$612	$40
March 31, 2014	$1,024	$59

“Core Earnings” Basis:

(Dollars in millions)	Accrued Interest Receivable	Allowance for Uncollectible Interest
March 31, 2015	$578	$33
December 31, 2014	$612	$40
March 31, 2014	$652	$54

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

We have unsecured debt that totaled $17.3 billion at March 31, 2015. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade. These ratings could result in higher cost of funds, and our senior unsecured debt to trade with greater volatility. From May 1, 2014 (Spin-Off) to March 31, 2015, we issued $1.5 billion of unsecured debt at an average all-in cost of one-month LIBOR plus 3.88 percent and an average term to maturity of 7.3 years.

We expect to fund our ongoing liquidity needs, including the repayment of $2.5 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash and investment portfolio, the predictable operating cash flows provided by operating activities ($499 million in first-quarter 2015), the repayment of principal on unencumbered student loan assets, the distributions from our securitization trusts (including servicing fees which are priority payments within the trusts) and the issuance of additional unsecured debt. We may also draw down on our secured FFELP and Private Education Loan facilities or issue term ABS.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	March 31, 2015	December 31, 2014
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$2,058	$1,449
Unencumbered FFELP Loans	1,800	1,909

Total GAAP basis	$3,858	$3,358

Average Balances

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,817	$2,180
Unencumbered FFELP Loans	2,032	1,670

Total “Core Earnings” basis	3,849	3,850
SLM BankCo(1)	—	2,910

Total GAAP basis	$3,849	$6,760

(1)	For the three months ended March 31, 2014, includes $1.5 billion of cash and $1.4 billion of FFELP Loans.

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan — other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of March 31, 2015 and December 31, 2014, the maximum additional capacity under these facilities was $12.5 billion and $13.2 billion, respectively. For the three months ended March 31, 2015 and 2014, the average maximum additional capacity under these facilities was $12.9 billion and $12.3 billion, respectively.

In addition to the FFELP Loan — other facilities, liquidity may also be available from our Private Education Loan ABCP facility. This facility provides liquidity for Private Education Loan acquisitions and for the refinancing of loans presently on our balance sheet. The maximum capacity under this facility is $1 billion and it matures in June 2015. At March 31, 2015, the available capacity under this facility was $653 million.

We also hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. Total unencumbered student loans comprised $6.3 billion of our unencumbered assets of which $4.5 billion and $1.8 billion related to Private Education Loans and FFELP Loans, respectively. At March 31, 2015, we had a total of $11.9 billion of unencumbered assets inclusive of those described above as sources of primary liquidity and exclusive of goodwill and acquired intangible assets.

For further discussion of our various sources of liquidity, our continued access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6 — Borrowings” in our 2014 Form 10-K.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	March 31, 2015	December 31, 2014
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.9	$4.9
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.7	6.5
Tangible unencumbered assets(1)	11.9	12.4
Senior unsecured debt	(17.3)	(17.4)
Mark-to-market on unsecured hedged debt(2)	(1.0)	(.9)
Other liabilities, net	(1.7)	(1.7)

Total tangible equity — GAAP Basis	$3.5	$3.8

(1)	Excludes goodwill and acquired intangible assets.

(2)

At March 31, 2015 and December 31, 2014, there were $913 million and $794 million, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

First-Quarter 2015 Financing Transactions

The following financing transactions have taken place in the first quarter of 2015:

Unsecured Financings:

•	On March 27, 2015, Navient issued $500 million in senior unsecured bonds.

•	Navient repurchased $530 million of unsecured debt.

FFELP Loan Financings:

•	On February 26, 2015, Navient issued $1.0 billion in FFELP Loan ABS.

Private Education Loan Financings:

•	On January 22, 2015, Navient issued $689 million in Private Education Loan ABS.

Shareholder Distributions

In March 2015, we paid a common stock dividend of $0.16 per share, up from $0.15 in the prior quarter.

We repurchased 14.7 million shares of common stock for $300 million in the first quarter of 2015. The shares were repurchased under our January 2015 share repurchase program that authorizes up to $1 billion of share repurchases, of which $700 million remained available at March 31, 2015.

Recent Second-Quarter 2015 Transactions

In April 2015, we issued $997 million in FFELP Loan ABS and repurchased $520 million of unsecured debt.

Counterparty Exposure

Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to us. Risks associated with our lending portfolio are discussed in the section titled “Financial Condition — FFELP Loan Portfolio Performance” and “— Private Education Loan Portfolio Performance.”

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

We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rate and foreign exchange rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties. See “Note 7 — Derivative Financial Instruments” in our 2014 Form 10-K for more information on the amount of cash that has been received and delivered to derivative counterparties.

The table below highlights exposure related to our derivative counterparties at March 31, 2015.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$95	$2
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	60%	0%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	33%	0%

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at March 31, 2015 and December 31, 2014, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three months ended March 31, 2015 and 2014. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2.)

Ending Balances

	March 31, 2015			December 31, 2014
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$2,458	$14,830	$17,288	$1,066	$16,311	$17,377

Total unsecured borrowings	2,458	14,830	17,288	1,066	16,311	17,377

Secured borrowings:
FFELP Loan securitizations	—	84,579	84,579	—	86,241	86,241
Private Education Loan securitizations	—	17,992	17,992	—	17,997	17,997
FFELP Loan — other facilities	—	14,841	14,841	—	15,358	15,358
Private Education Loan — other facilities	631	—	631	653	—	653
Other(1)	983	—	983	937	—	937

Total secured borrowings	1,614	117,412	119,026	1,590	119,596	121,186

Total “Core Earnings” basis	4,072	132,242	136,314	2,656	135,907	138,563
Adjustment for GAAP accounting treatment	18	88	106	7	959	966

GAAP balances	$4,090	$132,330	$136,420	$2,663	$136,866	$139,529

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Secured borrowings comprised 87 percent of our “Core Earnings” basis debt outstanding at both March 31, 2015 and December 31, 2014.

Average Balances

	Three Months Ended March 31,
	2015		2014
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$17,177	3.87%	$17,637	3.63%

Total unsecured borrowings	17,177	3.87	17,637	3.63

Secured borrowings:
FFELP Loan securitizations	85,225	.99	90,391	.99
Private Education Loan securitizations	18,164	2.12	18,664	2.02
FFELP Loan — other facilities	15,269	.88	9,264	.94
Private Education Loan — other facilities	645	1.96	768	1.30
Other(1)	1,008	.60	723	.11

Total secured borrowings	120,311	1.15	119,810	1.14

Total	$137,488	1.49%	$137,447	1.46%

“Core Earnings” average balance and rate	$137,488	1.49%	$137,447	1.46%
Adjustment for GAAP accounting treatment	—	.03	8,927	1.53

GAAP-basis average balance and rate	$137,488	1.52%	$146,374	1.47%

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model and derivative accounting can be found in our 2014 Form 10-K. There were no significant changes to these critical accounting policies during the first three months of 2015.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at March 31, 2015 and December 31, 2014, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of March 31, 2015 Impact on Annual Earnings If:			As of March 31, 2014 Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(29)	$(41)	$(318)	$(11)	$37	$(315)
Unrealized gains (losses) on derivative and hedging activities	129	120	3	214	331	1

Increase in net income before taxes	$100	$79	$(315)	$203	$368	$(314)

Increase in diluted earnings per common share(2)	$.25	$.19	$(.78)	$.47	$.85	$(.72)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

(2)	Calculated based on “increase in net income before taxes.”

	At March 31, 2015
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$102,440	$(505)	—%	$(1,014)	(1)%
Private Education Loans	28,661	—	—	—	—
Other earning assets	6,453	—	—	—	—
Other assets	6,005	(377)	(6)	(475)	(8)%

Total assets gain/(loss)	$143,559	$(882)	(1)%	$(1,489)	(1)%

Liabilities
Interest-bearing liabilities	$134,129	$(778)	(1)%	$(2,156)	(2)%
Other liabilities	3,361	(49)	(1)	625	19

Total liabilities (gain)/loss	$137,490	$(827)	(1)%	$(1,531)	(1)%

	At December 31, 2014
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$104,419	$(486)	—%	$(977)	(1)%
Private Education Loans	29,433	—	—	—	—
Other earning assets	6,002	—	—	—	—
Other assets	6,033	(236)	(4)	(317)	(5)%

Total assets gain/(loss)	$145,887	$(722)	—%	$(1,294)	(1)%

Liabilities
Interest-bearing liabilities	$136,862	$(781)	(1)%	$(2,164)	(2)%
Other liabilities	2,625	85	3	822	31

Total liabilities (gain)/loss	$139,487	$(696)	—%	$(1,342)	(1)%

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

During the three months ended March 31, 2015 and 2014, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the preceding tables, under the scenario in which interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable debt in low interest rate environments; and (ii) a portion of our variable assets being funded with fixed rate liabilities and equity. Item (i) will generally cause income to decrease when interest rates increase from a low interest rate environment, whereas item (ii) will generally offset this decrease.

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 25 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the March 31, 2015 and 2014 analyses is primarily the result of one-month LIBOR-indexed FFELP Loans being funded with three-month LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 3. for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivative and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2015. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$5.0	$—	$5.0
Prime	annual	.5	—	.5
Prime	quarterly	3.2	—	3.2
Prime	monthly	15.5	—	15.5
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	72.9	(72.9)
1-month LIBOR	monthly	8.4	38.5	(30.1)
1-month LIBOR daily	daily	96.3	—	96.3
CMT/CPI Index	monthly/quarterly	—	.6	(.6)
Non-Discrete reset(3)	monthly	—	17.7	(17.7)
Non-Discrete reset(4)	daily/weekly	6.4	1.0	5.4
Fixed Rate(5)		8.3	13.1	(4.8)

Total		$143.9	$143.9	$—

(1)	FFELP Loans of $42.8 billion ($39.8 billion LIBOR index and $3.0 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate ABS and FFELP and Private Education Loan — other facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

The “Funding Gaps” in the above table are primarily interest rate mismatches in short-term indices between our assets and liabilities. We address this issue typically through the use of basis swaps that typically convert quarterly reset three-month LIBOR to other indices that are more correlated to our asset indices. These basis swaps do not qualify as effective hedges and, as a result, the effect on the funding index is not included in our interest margin and is therefore excluded from the GAAP presentation.

“Core Earnings” Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$5.0	$—	$5.0
Prime	annual	.5	—	.5
Prime	quarterly	3.2	—	3.2
Prime	monthly	15.5	—	15.5
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	73.5	(73.5)
1-month LIBOR	monthly	8.4	40.6	(32.2)
1-month LIBOR	daily	96.3	—	96.3
Non-Discrete reset(3)	monthly	—	17.7	(17.7)
Non-Discrete reset(4)	daily/weekly	6.4	1.0	5.4
Fixed Rate(5)		7.1	9.8	(2.7)

Total		$142.7	$142.7	$—

(1)	FFELP Loans of $15.6 billion ($14.9 billion LIBOR index and $0.7 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate ABS and FFELP and Private Education Loan — other facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our GAAP and “Core Earning” assets and liabilities at March 31, 2015.

(Averages in Years)	Weighted Average Life
Earning assets
Student loans	7.2
Other loans	7.8
Cash and investments	.1

Total earning assets	6.9

Borrowings
Short-term borrowings	.4
Long-term borrowings	6.3

Total borrowings	6.1

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2015. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On March 18, 2011, a student loan borrower filed a putative class action complaint against Old SLM in the U.S. District Court for the Northern District of California. The complaint was captioned Tina M. Ubaldi v. SLM Corporation et. al., Case No. C-11-01320EDL. The plaintiff brought the complaint on behalf of a class consisting of other similarly situated California borrowers. The complaint alleged, among other things, that Old SLM’s practice of charging late fees proportional to the amount of missed payments constituted liquidated damages in violation of California law; and Old SLM engaged in unfair business practices by charging daily interest on private educational loans. Following motion practice and additional amendments to the complaint, which added usury claims under California state law and two additional defendants (Sallie Mae, Inc., now known as Navient Solutions, Inc. (“NSI”), and SLM PC Student Loan Trust 2004-A), a Modified Third Amended Complaint was filed on December 2, 2013. Plaintiffs sought restitution of late charges and interest paid by members of the class, injunctive relief, cancellation of all future interest payments, treble damages as permitted by law, as well as costs and attorneys’ fees, among other relief. Prior to the formation of Sallie Mae Bank in 2005, Old SLM followed prevalent capital market practices of acquiring and securitizing private education loans purchased in secondary transactions from banks who originated these loans. Plaintiffs alleged that the services provided by Old SLM and Sallie Mae, Inc. to the originating banks resulted in Old SLM and Sallie Mae, Inc. constituting lenders on these loans. Since 2006, Sallie Mae Bank originated the vast majority of all private education loans acquired by Old SLM. The claims at issue in this case expressly exclude loans originated by Sallie Mae Bank since its inception. Named defendants are subsidiaries of Navient and as such the Ubaldi litigation will remain the sole responsibility of Navient Corporation. Plaintiffs filed their Motion for Class Certification on October 22, 2013. On March 24, 2014, the Court denied plaintiffs’ Motion for Class Certification without prejudice, but granted plaintiffs leave to file an amended Motion for Class Certification. On June 20, 2014, a Complaint in Intervention was filed on behalf of two additional customers representing a proposed usury sub-class. On June 23, 2014, Plaintiffs filed a Renewed Motion for Class Certification. On December 19, 2014, the court granted plaintiffs’ Renewed Motion for Class Certification regarding the claims concerning late fees, but denied the motion as to the usury claims. On January 30, 2015, Plaintiffs filed a motion seeking leave to file another amended complaint. On March 24, 2015, the Court denied Plaintiffs’ motion, denying their request to amend the complaint again. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith.

On November 26, 2014, Marlene Blyden filed a putative class action suit in the U.S. District Court for the Central District of California against Navient Corporation, Navient, LLC, Navient Solutions, Inc., Navient Credit Finance Corporation, Navient Investment Corporation, SLM Corporation, Bank of New York, and the Bank of New York Mellon Trust Company, N.A. The complaint was captioned Marlene Blyden v. Navient Corporation et. al., Case No. 5:14-CV-2456. On December 2, 2014, plaintiff filed a First Amended Complaint. The plaintiff purports to bring the First Amended Complaint on behalf of a class consisting of other similarly situated California borrowers. The First Amended Complaint alleged that plaintiff and members of the asserted class were charged and/or paid interest at a rate above that permitted under California law. On February 4, 2015, Plaintiff filed her Second Amended Complaint, which drops SLM Corporation as a defendant, adds various securitization trusts as defendants, and adds claims for conversion and for money had and received. Defendants filed Motions to Dismiss the Second Amended Complaint on March 6, 2015. The plaintiff filed her Opposition on April 16, 2015, and Defendants filed Replies on April 20, 2015. A hearing on the motions is set for June 15, 2015. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith.

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

For a description of these items and other litigation to which we are a party, please see our 2014 Form 10-K.

Regulatory Matters

On May 2, 2014, Navient Solutions, Inc. (“NSI”), a wholly-owned subsidiary of Navient, and Sallie Mae Bank entered into consent orders with the Federal Deposit Insurance Corporation (the “FDIC”) (respectively, the “NSI Order” and the “Bank Order”; collectively, “the FDIC Orders”) to resolve matters related to certain cited violations of Section 5 of the Federal Trade Commission Act, including the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (“SCRA”). The FDIC Orders, which became effective upon the signing of the consent order with the United States Department of Justice (“DOJ”) by NSI and SLM BankCo on May 13, 2014, required NSI to pay $3.3 million in civil monetary penalties. NSI has paid its civil monetary penalties. In addition, the FDIC Orders required the establishment of a restitution reserve account totaling $30 million to provide restitution with respect to loans owned or originated by Sallie Mae Bank, from November 28, 2005 until the effective date of the FDIC Orders. Pursuant to the Separation and Distribution Agreement among SLM Corporation, SLM BankCo and Navient dated as of April 28, 2014 (the “Separation Agreement”), Navient funded the restitution reserve account in May 2014.

The NSI Order also required NSI to ensure proper servicing for service members and proper application of SCRA benefits under a revised and broader definition of eligibility than previously required by the statute and regulatory guidance and to make changes to billing statements and late fee practices. These changes to billing statements and late fee practices have already been implemented. NSI also decided to voluntarily make restitution of certain late fees to all other customers whose loans were neither owned nor originated by Sallie Mae Bank. They were calculated in the same manner as that which was required under the FDIC Orders and are estimated to be $42 million. The process to refund these fees as well as amounts from the restitution fund is substantially complete.

With respect to alleged civil violations of the SCRA, NSI and Sallie Mae Bank entered into a consent order with the DOJ. The DOJ consent order (“DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by NSI from November 28, 2005 until the effective date of the settlement. The DOJ Order required NSI to fund a $60 million settlement fund, which represents the total amount of compensation due to service members under the DOJ agreement, and to pay $55,000 in civil money penalties. The DOJ Order was approved by the United States District Court in Delaware on September 29, 2014. Shortly thereafter, Navient funded the settlement fund and paid the civil money penalties pursuant to the terms of the order. On April 15, 2015, the DOJ approved the distribution plan for the settlement fund and we anticipate disbursements will begin in the second quarter of 2015.

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of March 31, 2015, $73 million of those reserves remained. The final cost of these proceedings will remain uncertain until all of the work under the various consent orders has been completed.

As previously disclosed, the Company and various of its subsidiaries are subject to the following investigations and inquiries:

•

In December 2013, Navient received a Civil Investigative Demand (“CID”) issued by the State of Illinois Office of Attorney General and the State of Washington Office of the Attorney General and multiple other state Attorneys General in connection with these investigations. According to the CIDs, the investigations were initiated to ascertain whether any practices declared to be unlawful under the Consumer Fraud and Deceptive Business Practices Act have occurred or are about to occur.

•

In April 2014, NSI received a CID from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees and other matters. Navient has been in discussions with the CFPB and has received a series of supplemental CIDs on these matters.

•

In November 2014, NSI’s subsidiary, Pioneer Credit Recovery, Inc. (“Pioneer”), received a CID from the CFPB as part of the CFPB’s investigation regarding Pioneer’s activities relating to rehabilitation loans and collection of defaulted student debt. Navient has been in discussions with the CFPB and has received a supplemental CID on these matters.

•

In December 2014, NSI received a subpoena from the New York Department of Financial Services (the “NY DFS”) as part of the NY DFS’s inquiry with regard to whether persons or entities have engaged in fraud or misconduct with respect to a financial product or service under New York Financial Services Law or other laws. Navient has been in discussions with the NY DFS relating to this matter.

In addition, Navient and its subsidiaries are subject to examination by the CFPB, FDIC, ED and various state agencies as part of its ordinary course of business. Items or matters similar to or different from those described above may arise during the course of those examinations.

We are cooperating with these investigations, inquiries or examinations and are committed to resolving any potential concerns. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established.

Under the terms of the Separation Agreement, Navient has agreed to be responsible and indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, all liabilities arising out of the regulatory matters mentioned above, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient has no additional reserves related to indemnification matters with SLM BankCo as of March 31, 2015 other than with respect to the FDIC Orders and the DOJ Order.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. On September 25, 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG on August 3, 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. Navient remains in active discussions with ED on this matter and we also have the right to appeal the Final Audit Determination to the Administrative Actions and Appeals Service Group of ED. The last date to file an appeal in this matter has been extended by ED and is currently May 31, 2015. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 as part of the total reserve for pending regulatory matters discussed previously.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2014 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2015.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 — January 31, 2015	1.3	$19.68	1.3	$976
February 1 — February 28, 2015	6.1	21.48	5.0	$867
March 1 — March 31, 2015	8.9	20.00	8.4	$700

Total first-quarter 2015	16.3	$20.52	14.7

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	In December 2014, our board of directors authorized us to purchase up to $1.0 billion of shares of our common stock, effective January 1, 2015.

The closing price of our common stock on the NASDAQ Global Select Market on March 31, 2015 was $20.33.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

10.1†*	Navient Corporation 2014 Omnibus Incentive Plan, One-Year Bonus Restricted Stock Unit Agreement.

10.2†*	Navient Corporation 2014 Omnibus Incentive Plan, Three-Year Bonus Restricted Stock Unit Agreement.

10.3†*	Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement.

10.4†*	Navient Corporation 2014 Omnibus Incentive Plan, Performance Stock Unit Agreement.

10.5†*	Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Agreement.

10.6†*	Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement.

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NAVIENT CORPORATION (Registrant)

By:	/S/ SOMSAK CHIVAVIBUL
Somsak Chivavibul Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 30, 2015