Form 10-Q
period 2015-06-30
NAVIENT CORP
filed 2015-08-03
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2015
Common Stock, $0.01 par value	374,032,762 shares

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
FFELP Loans (net of allowance for losses of $89 and $93, respectively)	$100,264	$104,521
Private Education Loans (net of allowance for losses of $1,533 and $1,916 respectively)	28,107	29,796
Investments
Available-for-sale	6	6
Other	637	627

Total investments	643	633
Cash and cash equivalents	1,614	1,443
Restricted cash and investments	3,950	3,926
Goodwill and acquired intangible assets, net	546	369
Other assets	5,096	5,664

Total assets	$140,220	$146,352

Liabilities
Short-term borrowings	$2,951	$2,663
Long-term borrowings	130,387	136,866
Other liabilities	2,949	2,625

Total liabilities	136,287	142,154

Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 430 million and 426 million shares issued, respectively	4	4
Additional paid-in capital	2,954	2,893
Accumulated other comprehensive (loss) income (net of tax benefit (expense) of $16 and $(5), respectively)	(26)	9
Retained earnings	2,072	1,724

Total Navient Corporation stockholders’ equity before treasury stock	5,004	4,630
Less: Common stock held in treasury at cost: 56 million and 24 million shares, respectively	(1,075)	(432)

Total Navient Corporation stockholders’ equity	3,929	4,198
Noncontrolling interest	4	—

Total equity	3,933	4,198

Total liabilities and equity	$140,220	$146,352

Supplemental information — assets and liabilities of consolidated variable interest entities:

	June 30, 2015	December 31, 2014
FFELP Loans	$96,964	$100,367
Private Education Loans	23,409	24,418
Restricted cash and investments	3,828	3,733
Other assets	619	1,230
Short-term borrowings	602	653
Long-term borrowings	112,971	117,678

Net assets of consolidated variable interest entities	$11,247	$11,417

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
FFELP Loans	$626	$631	$1,262	$1,278
Private Education Loans	434	539	891	1,183
Other loans	2	2	4	4
Cash and investments	2	3	4	6

Total interest income	1,064	1,175	2,161	2,471
Total interest expense	515	513	1,029	1,042

Net interest income	549	662	1,132	1,429
Less: provisions for loan losses	198	165	323	350

Net interest income after provisions for loan losses	351	497	809	1,079

Other income (loss):
Gains on sales of loans and investments	7	—	12	—
Gains (losses) on derivative and hedging activities, net	(18)	61	53	53
Servicing revenue	106	73	182	136
Asset recovery revenue	99	132	188	243
Gains on debt repurchases	—	—	—	—
Other	7	9	15	13

Total other income	201	275	450	445

Expenses:
Salaries and benefits	115	116	238	257
Other operating expenses	110	95	218	321

Total operating expenses	225	211	456	578
Goodwill and acquired intangible asset impairment and amortization expense	3	2	4	6
Restructuring and other reorganization expenses	29	61	32	87

Total expenses	257	274	492	671

Income from continuing operations, before income tax expense	295	498	767	853
Income tax expense	113	191	293	328

Net income from continuing operations	182	307	474	525
Income from discontinued operations, net of tax expense	—	—	—	1

Net income	182	307	474	526
Less: net loss attributable to noncontrolling interest	—	—	—	—

Net income attributable to Navient Corporation	182	307	474	526
Preferred stock dividends	—	2	—	6

Net income attributable to Navient Corporation common stock	$182	$305	$474	$520

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$.48	$.72	$1.22	$1.22
Discontinued operations	—	—	—	—

Total	$.48	$.72	$1.22	$1.22

Average common shares outstanding	381	422	389	424

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$.47	$.71	$1.20	$1.20
Discontinued operations	—	—	—	—

Total	$.47	$.71	$1.20	$1.20

Average common and common equivalent shares outstanding	387	430	396	432

Dividends per common share attributable to Navient Corporation	$.16	$.15	$.32	$.30

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$182	$307	$474	$526
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	15	(4)	(55)	(15)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)	—	1	(1)	4

Total unrealized gains (losses) on derivatives	15	(3)	(56)	(11)
Unrealized gain (losses) on investments	—	3	—	3
Income tax (expense) benefit	(5)	—	21	2

Other comprehensive income (loss), net of tax	10	—	(35)	(6)

Total comprehensive income attributable to Navient Corporation	$192	$307	$439	$520

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at March 31, 2014	7,300,000	549,449,123	(126,745,836)	422,703,287	$565	$110	$4,461	$7	$2,733	$(2,283)	$5,593	$5	$5,598
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	307	—	307	—	307
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	—	—	—

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	307	—	307
Cash dividends:
Common stock ($.15 per share)	—	—	—	—	—	—	—	—	(63)	—	(63)	—	(63)
Preferred stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Preferred stock, series B ($.49 per share)	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	—	1,867,844	—	1,867,844	—	(81)	94	—	—	—	13	—	13
Retirement of common stock in treasury	—	(126,963,268)	126,963,268	—	—	(25)	(2,263)	—	—	2,288	—	—	—
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	1	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	—	—	10	—	—	—	10	—	10
Common stock repurchased	—	—	(3,862,214)	(3,862,214)	—	—	—	—	—	(65)	(65)	—	(65)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,270,458)	(1,270,458)	—	—	—	—	—	(22)	(22)	—	(22)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Distribution of consumer banking business	(7,300,000)	—	—	—	(565)	—	565	—	(1,751)	—	(1,751)	—	(1,751)

Balance at June 30, 2014	—	424,353,699	(4,915,240)	419,438,459	$—	$4	$2,868	$7	$1,224	$(82)	$4,021	$—	$4,021

Balance at March 31, 2015	—	429,222,873	(40,201,428)	389,021,445	$—	$4	$2,935	$(36)	$1,951	$(767)	$4,087	$4	$4,091
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	182	—	182	—	182
Other comprehensive income, net of tax	—	—	—	—	—	—	—	10	—	—	10	—	10

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	192	—	192
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	—	—	(61)	—	(61)	—	(61)
Issuance of common shares	—	633,170	—	633,170	—	—	5	—	—	—	5	—	5
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	3	—	—	—	3	—	3
Stock-based compensation expense	—	—	—	—	—	—	11	—	—	—	11	—	11
Common stock repurchased	—	—	(15,190,685)	(15,190,685)	—	—	—	—	—	(300)	(300)	—	(300)
Shares repurchased related to employee stock-based compensation plans	—	—	(431,168)	(431,168)	—	—	—	—	—	(8)	(8)	—	(8)

Balance at June 30, 2015	—	429,856,043	(55,823,281)	374,032,762	$—	$4	$2,954	$(26)	$2,072	$(1,075)	$3,929	$4	$3,933

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2013	7,300,000	545,210,941	(116,262,066)	428,948,875	$565	$109	$4,399	$13	$2,584	$(2,033)	$5,637	$5	$5,642
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	526	—	526	—	526
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(6)	—	—	(6)	—	(6)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	520	—	520
Cash dividends:
Common stock ($.30 per share)	—	—	—	—	—	—	—	—	(127)	—	(127)	—	(127)
Preferred stock, series A ($1.74 per share)	—	—	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Preferred stock, series B ($.98 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	—	6,106,026	—	6,106,026	—	(80)	127	—	—	—	47	—	47
Retirement of common stock in treasury	—	(126,963,268)	126,963,268	—	—	(25)	(2,263)	—	—	2,288	—	—	—
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	12	—	—	—	12	—	12
Stock-based compensation expense	—	—	—	—	—	—	28	—	—	—	28	—	28
Common stock repurchased	—	—	(12,230,514)	(12,230,514)	—	—	—	—	—	(265)	(265)	—	(265)
Shares repurchased related to employee stock-based compensation plans	—	—	(3,385,928)	(3,385,928)	—	—	—	—	—	(72)	(72)	—	(72)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Distribution of consumer banking business	(7,300,000)	—	—	—	(565)	—	565	—	(1,751)	—	(1,751)	—	(1,751)

Balance at June 30, 2014	—	424,353,699	(4,915,240)	419,438,459	$—	$4	$2,868	$7	$1,224	$(82)	$4,021	$—	$4,021

Balance at December 31, 2014	—	425,637,635	(23,902,829)	401,734,806	$—	$4	$2,893	$9	$1,724	$(432)	$4,198	$—	$4,198
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	474	—	474	—	474
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(35)	—	—	(35)	—	(35)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	439	—	439
Cash dividends:
Common stock ($.32 per share)	—	—	—	—	—	—	—	—	(124)	—	(124)	—	(124)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	—	4,218,408	—	4,218,408	—	—	26	—	—	—	26	—	26
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	12	—	—	—	12	—	12
Stock-based compensation expense	—	—	—	—	—	—	23	—	—	—	23	—	23
Common stock repurchased	—	—	(29,844,520)	(29,844,520)	—	—	—	—	—	(600)	(600)	—	(600)
Shares repurchased related to employee stock-based compensation plans	—	—	(2,075,932)	(2,075,932)	—	—	—	—	—	(43)	(43)	—	(43)
Noncontrolling interest in asset recovery business	—	—	—	—	—	—	—	—	—	—	—	4	4

Balance at June 30, 2015	—	429,856,043	(55,823,281)	374,032,762	$—	$4	$2,954	$(26)	$2,072	$(1,075)	$3,929	$4	$3,933

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$474	$526
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(1)
Gains on loans and investments, net	(12)	—
Goodwill and acquired intangible asset impairment and amortization expense	4	6
Stock-based compensation expense	23	28
Unrealized gains on derivative and hedging activities	(362)	(397)
Provisions for loan losses	323	350
Decrease (increase) in restricted cash — other	63	(45)
Decrease in accrued interest receivable	102	63
Decrease in accrued interest payable	(7)	(32)
Decrease in other assets	407	560
Increase in other liabilities	40	54

Cash provided by operating activities — continuing operations	1,055	1,112
Cash provided by operating activities — discontinued operations	—	1

Total net cash provided by operating activities	1,055	1,113

Investing activities
Student loans acquired and originated	(1,834)	(2,917)
Reduction of student loans:
Installment payments, claims and other	7,044	6,005
Proceeds from sales of student loans	386	—
Other investing activities, net	(18)	108
Purchases of available-for-sale securities	—	(28)
Proceeds from maturities of available-for-sale securities	1	3
Purchases of other securities	(3)	(104)
Proceeds from maturities of other securities	1	107
(Increase) decrease in restricted cash — variable interest entities	(96)	54
Purchase of subsidiary, net of cash acquired	(181)	—

Total net cash provided by investing activities	5,300	3,228

Financing activities
Distribution of consumer banking business	—	(2,217)
Borrowings collateralized by loans in trust — issued	3,424	3,393
Borrowings collateralized by loans in trust — repaid	(6,702)	(6,108)
Asset-backed commercial paper conduits, net	(887)	(2,243)
Other long-term borrowings issued	493	834
Other long-term borrowings repaid	(1,649)	(2,040)
Other financing activities, net	(139)	158
Retail and other deposits, net	—	726
Common stock repurchased	(600)	(265)
Common stock dividends paid	(124)	(127)
Preferred stock dividends paid	—	(6)

Net cash used in financing activities	(6,184)	(7,895)

Net increase (decrease) in cash and cash equivalents	171	(3,554)
Cash and cash equivalents at beginning of period	1,443	5,190

Cash and cash equivalents at end of period	$1,614	$1,636

Cash disbursements made (refunds received) for:
Interest	$991	$1,005

Income taxes paid	$67	$192

Income taxes received	$—	$(70)

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2015 and for the three and six months ended

June 30, 2015 and 2014 is unaudited)

1.	The Separation

On April 30, 2014, the spin-off of Navient from SLM Corporation (the “Spin-Off”) was completed and Navient became an independent, publicly traded company focused on loan management, servicing and asset recovery. The separation was completed through the distribution of 100 percent of the outstanding shares of Navient common stock, on the basis of one share of Navient common stock for each share of SLM Corporation common stock. SLM Corporation continues operation as a separate publicly traded company and includes Sallie Mae Bank, its Private Education Loan originations business and the Private Education Loans the bank held at the time of the separation.

Due to the relative significance of Navient to SLM Corporation prior to the Spin-Off, for financial reporting purposes, Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to SLM Corporation as constituted prior to the Spin-Off, notwithstanding the legal form of the Spin-Off. Since Navient is the accounting successor, the historical financial statements of SLM Corporation prior to the Spin-Off are the historical financial statements of Navient. As a result, the GAAP financial results reported in this Quarterly Report on Form 10-Q include the historical financial results of SLM Corporation prior to the Spin-Off on April 30, 2014 (i.e., such consolidated results include our loan management, servicing and asset recovery business and the consumer banking business associated with Sallie Mae Bank (“SLM BankCo”)) and reflect the deemed distribution of SLM BankCo to SLM Corporation’s stockholders on April 30, 2014.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2014 Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and six months ended June 30, 2014 to be consistent with classifications adopted for 2015, and had no effect on net income, total assets, or total liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

Revenue Recognition

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB agreed to defer the mandatory effective date by one year. Accordingly, the new standard is effective for the Company as of January 1, 2018. Early application is permitted as of January 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet determined the effect of the standard on our ongoing financial reporting but do not expect it to be material.

3.	Allowance for Loan Losses

The financial statements of Navient reflect the deemed distribution of SLM BankCo on April 30, 2014. As a result of the deemed distribution, all disclosures in this footnote as of a date prior to April 30, 2014 include SLM BankCo’s FFELP and Private Education Loans, whereas the disclosures as of June 30, 2014, December 31, 2014 and June 30, 2015 do not contain SLM BankCo’s FFELP and Private Education Loans.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Three Months Ended June 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$91	$1,849	$23	$1,963
Total provision	7	191	—	198
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	—	(330)
Net charge-offs remaining(2)	(9)	(179)	(2)	(190)

Total net charge-offs	(9)	(509)	(2)	(520)
Reclassification of interest reserve(3)	—	2	—	2

Ending balance	$89	$1,533	$21	$1,643

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,257	$17	$1,274
Ending balance: collectively evaluated for impairment	$89	$276	$4	$369
Loans:
Ending balance: individually evaluated for impairment(4)	$—	$10,769	$41	$10,810
Ending balance: collectively evaluated for impairment(4)	$99,207	$19,435	$55	$118,697
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	.05%	2.74%	8.68%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	—%	5.07%	—%
Allowance coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	2.3	2.1	2.4
Allowance as a percentage of the ending total loan balance	.09%	5.08%	21.50%
Allowance as a percentage of the ending loans in repayment	.12%	5.93%	21.50%
Ending total loans(4)	$99,207	$30,204	$96
Average loans in repayment	$76,325	$26,122	$101
Ending loans in repayment	$75,244	$25,865	$96

(1)

In the second quarter of 2015, the portion of the loan amount charged off at default on Private Education Loans increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

(2)

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

(3)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(4)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Three Months Ended June 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$107	$2,059	$27	$2,193
Total provision	10	155	—	165
Total net charge-offs(1)	(15)	(166)	(1)	(182)
Reclassification of interest reserve(2)	—	4	—	4
Distribution of SLM BankCo	(6)	(69)	—	(75)

Ending balance	$96	$1,983	$26	$2,105

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,063	$20	$1,083
Ending balance: collectively evaluated for impairment	$96	$920	$6	$1,022
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$10,015	$43	$10,058
Ending balance: collectively evaluated for impairment(3)	$98,837	$22,966	$74	$121,877
Net charge-offs as a percentage of average loans in repayment (annualized)	.08%	2.33%	3.73%
Allowance coverage of net charge-offs (annualized)	1.6	3.0	5.7
Allowance as a percentage of the ending total loan balance	.10%	6.01%	21.91%
Allowance as a percentage of the ending loans in repayment	.13%	7.31%	21.91%
Ending total loans(3)	$98,837	$32,981	$117
Average loans in repayment	$72,621	$28,599	$119
Ending loans in repayment	$72,114	$27,136	$117

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$93	$1,916	$24	$2,033
Total provision	12	311	—	323
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	—	(330)
Net charge-offs remaining(2)	(16)	(369)	(3)	(388)

Total net charge-offs	(16)	(699)	(3)	(718)
Reclassification of interest reserve(3)	—	5	—	5

Ending balance	$89	$1,533	$21	$1,643

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,257	$17	$1,274
Ending balance: collectively evaluated for impairment	$89	$276	$4	$369
Loans:
Ending balance: individually evaluated for impairment(4)	$—	$10,769	$41	$10,810
Ending balance: collectively evaluated for impairment(4)	$99,207	$19,435	$55	$118,697
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	.04%	2.82%	6.01%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	—%	2.53%	—%
Allowance coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	2.8	2.1	3.3
Allowance as a percentage of the ending total loan balance	.09%	5.08%	21.50%
Allowance as a percentage of the ending loans in repayment	.12%	5.93%	21.50%
Ending total loans(4)	$99,207	$30,204	$96
Average loans in repayment	$76,896	$26,382	$103
Ending loans in repayment	$75,244	$25,865	$96

(1)

In the second quarter of 2015, the portion of the loan amount charged off at default on Private Education Loans increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

(2)

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

(3)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(4)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$119	$2,097	$28	$2,244
Total provision	20	330	—	350
Total net charge-offs(1)	(37)	(385)	(2)	(424)
Reclassification of interest reserve(2)	—	10	—	10
Distribution of SLM BankCo	(6)	(69)	—	(75)

Ending balance	$96	$1,983	$26	$2,105

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,063	$20	$1,083
Ending balance: collectively evaluated for impairment	$96	$920	$6	$1,022
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$10,015	$43	$10,058
Ending balance: collectively evaluated for impairment(3)	$98,837	$22,966	$74	$121,877
Net charge-offs as a percentage of average loans in repayment (annualized)	.10%	2.59%	3.67%
Allowance coverage of net charge-offs (annualized)	1.3	2.6	5.7
Allowance as a percentage of the ending total loan balance	.10%	6.01%	21.91%
Allowance as a percentage of the ending loans in repayment	.13%	7.31%	21.91%
Ending total loans(3)	$98,837	$32,981	$117
Average loans in repayment	$73,056	$29,999	$123
Ending loans in repayment	$72,114	$27,136	$117

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

	Private Education Loans Credit Quality Indicators
	June 30, 2015		December 31, 2014
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$26,926	92%	$28,527	92%
Non-Traditional(1)	2,376	8	2,534	8

Total	$29,302	100%	$31,061	100%

Cosigners:
With cosigner	$18,898	65%	$20,001	64%
Without cosigner	10,404	35	11,060	36

Total	$29,302	100%	$31,061	100%

Seasoning(2):
1-12 payments	$2,199	8%	$2,734	9%
13-24 payments	2,617	9	3,161	10
25-36 payments	3,851	13	4,259	14
37-48 payments	4,101	14	4,404	14
More than 48 payments	14,095	48	13,450	43
Not yet in repayment	2,439	8	3,053	10

Total	$29,302	100%	$31,061	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was received.

(3)	Balance represents gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	June 30, 2015		December 31, 2014
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$9,760		$10,861
Loans in forbearance(2)	14,203		14,366
Loans in repayment and percentage of each status:
Loans current	63,363	84.2%	65,221	83.4%
Loans delinquent 31-60 days(3)	3,367	4.5	3,942	5.0
Loans delinquent 61-90 days(3)	2,186	2.9	2,451	3.1
Loans delinquent greater than 90 days(3)	6,328	8.4	6,597	8.5

Total FFELP Loans in repayment	75,244	100%	78,211	100%

Total FFELP Loans, gross	99,207		103,438
FFELP Loan unamortized premium	1,146		1,176

Total FFELP Loans	100,353		104,614
FFELP Loan allowance for losses	(89)		(93)

FFELP Loans, net	$100,264		$104,521

Percentage of FFELP Loans in repayment		75.8%		75.6%

Delinquencies as a percentage of FFELP Loans in repayment		15.8%		16.6%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.9%		15.5%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Private Education Traditional Loan Delinquencies
	June 30, 2015		December 31, 2014
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,218		$2,777
Loans in forbearance(2)	880		935
Loans in repayment and percentage of each status:
Loans current	22,370	93.9%	23,012	92.7%
Loans delinquent 31-60 days(3)	463	1.9	624	2.5
Loans delinquent 61-90 days(3)	307	1.3	363	1.5
Loans delinquent greater than 90 days(3)	688	2.9	816	3.3

Total traditional loans in repayment	23,828	100%	24,815	100%

Total traditional loans, gross	26,926		28,527
Traditional loans unamortized discount	(500)		(526)

Total traditional loans	26,426		28,001
Traditional loans receivable for partially charged-off loans	569		775
Traditional loans allowance for losses	(1,282)		(1,515)

Traditional loans, net	$25,713		$27,261

Percentage of traditional loans in repayment		88.5%		87.0%

Delinquencies as a percentage of traditional loans in repayment		6.1%		7.3%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.6%		3.6%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Private Education Non-Traditional Loan Delinquencies
	June 30, 2015		December 31, 2014
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$221		$276
Loans in forbearance(2)	118		124
Loans in repayment and percentage of each status:
Loans current	1,730	84.9%	1,749	81.9%
Loans delinquent 31-60 days(3)	81	4.0	110	5.2
Loans delinquent 61-90 days(3)	62	3.1	73	3.4
Loans delinquent greater than 90 days(3)	164	8.0	202	9.5

Total non-traditional loans in repayment	2,037	100%	2,134	100%

Total non-traditional loans, gross	2,376		2,534
Non-traditional loans unamortized discount	(64)		(68)

Total non-traditional loans	2,312		2,466
Non-traditional loans receivable for partially charged-off loans	333		470
Non-traditional loans allowance for losses	(251)		(401)

Non-traditional loans, net	$2,394		$2,535

Percentage of non-traditional loans in repayment		85.7%		84.2%

Delinquencies as a percentage of non-traditional loans in repayment		15.1%		18.1%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.5%		5.5%

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

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for Private Education Loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The financial crisis, which began in 2007, impacted our collections on defaulted loans and as a result, Private Education Loans which defaulted from 2007 through March 31, 2015, experienced collection performance below our pre-financial crisis experience. As a result, until we gained enough data and experience to determine the long-term, post-default recovery rate of 21 percent this quarter, we established a reserve for potential shortfalls in recoveries. In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

a $330 million reduction to the balance of the receivable for partially charged-off loans. We no longer expect to have significant periodic recovery shortfalls as a result of this change, however, it is possible we may continue to experience such shortfalls.

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Receivable at beginning of period	$1,236	$1,297	$1,245	$1,313
Expected future recoveries of current period defaults(1)	46	53	108	124
Recoveries(2)	(50)	(58)	(102)	(119)
Net adjustment resulting from the change in the charge-off rate(3)	(330)	—	(330)	—
Net charge-offs remaining	—	(23)	(19)	(49)

Total net charge-offs	(330)	(23)	(349)	(49)

Receivable at end of period	902	1,269	902	1,269
Allowance for estimated recovery shortfalls(4)	—	(402)	—	(402)

Net receivable at end of period	$902	$867	$902	$867

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Prior to second-quarter 2015, charge-offs represent the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

(4)	The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the overall allowance for Private Education Loan losses.

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 53 percent and 51 percent of the loans granted forbearance have qualified as a TDR loan at June 30, 2015 and December 31, 2014, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan was $2.1 billion and $2.2 billion as of June 30, 2015 and December 31, 2014, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

At June 30, 2015 and December 31, 2014, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
June 30, 2015
Private Education Loans — Traditional	$8,939	$9,010	$1,022
Private Education Loans — Non-Traditional	1,460	1,462	235

Total	$10,399	$10,472	$1,257

December 31, 2014
Private Education Loans — Traditional	$8,728	$8,790	$917
Private Education Loans — Non-Traditional	1,477	1,476	215

Total	$10,205	$10,266	$1,132

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following tables provide the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended June 30,
	2015		2014
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$8,943	$135	$8,002	$122
Private Education Loans — Non-Traditional	1,466	29	1,451	29

Total	$10,409	$164	$9,453	$151

	Six Months Ended June 30,
	2015		2014
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$8,900	$267	$7,818	$240
Private Education Loans — Non-Traditional	1,471	58	1,442	58

Total	$10,371	$325	$9,260	$298

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	June 30, 2015		December 31, 2014
(Dollars in millions)	Balance	%	Balance	%
Loans in deferment(1)	$740		$825
Loans in forbearance(2)	726		745
Loans in repayment and percentage of each status:
Loans current	7,690	85.4%	7,186	82.7%
Loans delinquent 31-60 days(3)	383	4.3	464	5.3
Loans delinquent 61-90 days(3)	273	3.0	299	3.4
Loans delinquent greater than 90 days(3)	660	7.3	747	8.6

Total TDR loans in repayment	9,006	100%	8,696	100%

Total TDR loans, gross	$10,472		$10,266

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

The following tables provide the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the tables summarize charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan.

	Three Months Ended June 30,
	2015			2014
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$339	$101	$83	$533	$74	$102
Private Education Loans — Non-Traditional	36	30	14	59	23	23

Total	$375	$131	$97	$592	$97	$125

	Six Months Ended June 30,
	2015			2014
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$768	$192	$183	$999	$174	$221
Private Education Loans — Non-Traditional	79	58	32	116	57	52

Total	$847	$250	$215	$1,115	$231	$273

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans and our allowance for uncollectible interest.

(Dollars in millions)	Accrued Interest Receivable	Allowance for Uncollectible Interest
June 30, 2015
Private Education Loans — Traditional	$490	$27
Private Education Loans — Non-Traditional	61	9

Total	$551	$36

December 31, 2014
Private Education Loans — Traditional	$542	$29
Private Education Loans — Non-Traditional	70	11

Total	$612	$40

4.	Borrowings

The following table summarizes our borrowings.

	June 30, 2015			December 31, 2014
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,562	$14,675	$16,237	$1,066	$16,311	$17,377

Total unsecured borrowings	1,562	14,675	16,237	1,066	16,311	17,377

Secured borrowings:
FFELP Loan securitizations	—	83,780	83,780	—	86,241	86,241
Private Education Loan securitizations	—	17,231	17,231	—	17,997	17,997
FFELP Loan — other facilities	—	14,522	14,522	—	15,358	15,358
Private Education Loan — other facilities	602	—	602	653	—	653
Other(1)	779	—	779	937	—	937

Total secured borrowings	1,381	115,533	116,914	1,590	119,596	121,186

Total before hedge accounting adjustments	2,943	130,208	133,151	2,656	135,907	138,563
Hedge accounting adjustments	8	179	187	7	959	966

Total	$2,951	$130,387	$133,338	$2,663	$136,866	$139,529

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of June 30, 2015 and December 31, 2014, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	June 30, 2015
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$83,780	$83,780	$84,101	$3,179	$728	$88,008
Private Education Loan securitizations	—	17,231	17,231	22,594	388	369	23,351
FFELP Loan — other facilities	—	12,521	12,521	12,863	250	194	13,307
Private Education Loan — other facilities	602	—	602	815	11	31	857

Total before hedge accounting adjustments	602	113,532	114,134	120,373	3,828	1,322	125,523
Hedge accounting adjustments	—	(561)	(561)	—	—	(703)	(703)

Total	$602	$112,971	$113,573	$120,373	$3,828	$619	$124,820

	December 31, 2014
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$86,241	$86,241	$86,715	$3,069	$722	$90,506
Private Education Loan securitizations	—	17,997	17,997	23,184	378	389	23,951
FFELP Loan — other facilities	—	13,358	13,358	13,653	269	260	14,182
Private Education Loan — other facilities	653	—	653	1,233	17	36	1,286

Total before hedge accounting adjustments	653	117,596	118,249	124,785	3,733	1,407	129,925
Hedge accounting adjustments	—	82	82	—	—	(177)	(177)

Total	$653	$117,678	$118,331	$124,785	$3,733	$1,230	$129,748

5.	Derivative Financial Instruments

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

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2015 and December 31, 2014, and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2015 and 2014.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	June 30, 2015	Dec. 31, 2014	June 30, 2015	Dec. 31, 2014	June 30, 2015	Dec. 31, 2014	June 30, 2015	Dec. 31, 2014
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$6	$719	$828	$25	$23	$744	$857
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	10	164	—	—	10	164
Other(2)	Interest rate	—	—	—	—	1	1	1	1

Total derivative assets(3)		—	6	729	992	26	24	755	1,022
Derivative Liabilities:
Interest rate swaps	Interest rate	(52)	(3)	(27)	(22)	(110)	(120)	(189)	(145)
Floor Income Contracts	Interest rate	—	—	—	—	(676)	(915)	(676)	(915)
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	(680)	(293)	(70)	(65)	(750)	(358)
Other(2)	Interest rate	—	—	—	—	(16)	(12)	(16)	(12)

Total derivative liabilities(3)		(52)	(3)	(707)	(315)	(872)	(1,112)	(1,631)	(1,430)

Net total derivatives		$(52)	$3	$22	$677	$(846)	$(1,088)	$(876)	$(408)

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Gross position	$755	$1,022	$(1,631)	$(1,430)
Impact of master netting agreements	(144)	(241)	144	241

Derivative values with impact of master netting agreements (as carried on balance sheet)	611	781	(1,487)	(1,189)
Cash collateral (held) pledged	(776)	(935)	633	624

Net position	$(165)	$(154)	$(854)	$(565)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments (Continued)

The above fair values include adjustments for counterparty credit risk both for when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at June 30, 2015 and December 31, 2014 by $1 million and $18 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at June 30, 2015 and December 31, 2014 by $70 million and $73 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	June 30, 2015	Dec. 31, 2014	June 30, 2015	Dec. 31, 2014	June 30, 2015	Dec. 31, 2014	June 30, 2015	Dec. 31, 2014
Notional Values:
Interest rate swaps	$9.5	$6.0	$13.2	$14.3	$28.5	$28.7	$51.2	$49.0
Floor Income Contracts	—	—	—	—	35.1	35.2	35.1	35.2
Cross-currency interest rate swaps	—	—	9.2	9.4	.4	.4	9.6	9.8
Other(1)	—	—	—	—	3.4	3.6	3.4	3.6

Total derivatives	$9.5	$6.0	$22.4	$23.7	$67.4	$67.9	$99.3	$97.6

(1)	“Other” includes embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended June 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Fair Value Hedges:
Interest rate swaps	$(235)	$112	$86	$99	$252	$(112)	$103	$99
Cross-currency interest rate swaps	302	63	3	16	(340)	(17)	(35)	62

Total fair value derivatives	67	175	89	115	(88)	(129)	68	161
Cash Flow Hedges:
Interest rate swaps	—	—	—	(1)	—	—	—	(1)

Total cash flow derivatives	—	—	—	(1)	—	—	—	(1)
Trading:
Interest rate swaps	(5)	34	9	12	—	—	4	46
Floor Income Contracts	171	132	(163)	(166)	—	—	8	(34)
Cross-currency interest rate swaps	(5)	7	(1)	(1)	—	—	(6)	6
Other	(2)	(3)	(1)	—	—	—	(3)	(3)

Total trading derivatives	159	170	(156)	(155)	—	—	3	15

Total	226	345	(67)	(41)	(88)	(129)	71	175
Less: realized gains (losses) recorded in interest expense	—	—	89	114	—	—	89	114

Gains (losses) on derivative and hedging activities, net	$226	$345	$(156)	$(155)	$(88)	$(129)	$(18)	$61

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments (Continued)

	Six Months Ended June 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Fair Value Hedges:
Interest rate swaps	$(115)	$166	$182	$199	$123	$(165)	$190	$200
Cross-currency interest rate swaps	(540)	9	4	38	647	(9)	111	38

Total fair value derivatives	(655)	175	186	237	770	(174)	301	238
Cash Flow Hedges:
Interest rate swaps	—	—	—	(3)	—	—	—	(3)

Total cash flow derivatives	—	—	—	(3)	—	—	—	(3)
Trading:
Interest rate swaps	13	53	20	23	—	—	33	76
Floor Income Contracts	243	313	(325)	(365)	—	—	(82)	(52)
Cross-currency interest rate swaps	(5)	14	(2)	(1)	—	—	(7)	13
Other	(4)	16	(2)	(1)	—	—	(6)	15

Total trading derivatives	247	396	(309)	(344)	—	—	(62)	52

Total	(408)	571	(123)	(110)	770	(174)	239	287
Less: realized gains (losses) recorded in interest expense	—	—	186	234	—	—	186	234

Gains (losses) on derivative and hedging activities, net	$(408)	$571	$(309)	$(344)	$770	$(174)	$53	$53

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	June 30, 2015	December 31, 2014
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$776	$935
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(1)	275	344

Total collateral held	$1,051	$1,279

Derivative asset at fair value including accrued interest	$851	$1,091

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$633	$624

Total collateral pledged	$633	$624

Derivative liability at fair value including accrued interest and premium receivable	$1,302	$926

(1)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $614 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts based on our current unsecured credit rating. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $48 million and have posted $47 million of collateral to these counterparties. If these two counterparties exercised their right to terminate, we would be required to deliver additional assets of $1 million to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

6.	Other Assets

The following table provides the detail of our other assets.

	June 30, 2015		December 31, 2014
(Dollars in millions)	Ending Balance	% of Balance	Ending Balance	% of Balance
Accrued interest receivable, net	$1,719	34%	$1,821	32%
Income tax asset, net current and deferred	1,195	23	1,389	25
Derivatives at fair value	611	12	781	14
Accounts receivable	408	8	558	10
Benefit and insurance-related investments	488	10	485	9
Fixed assets, net	152	3	152	3
Other loans, net	75	1	83	1
Other	448	9	395	6

Total	$5,096	100%	$5,664	100%

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Business Combination — Acquisition of Gila LLC

Acquisitions are accounted for under the acquisition method of accounting as defined in Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” The Company allocates the purchase price to the fair value of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date.

On February 20, 2015, Navient acquired a 97.9% controlling interest in Gila LLC for approximately $185 million. Gila LLC is an asset recovery and business process outsourcing firm serving more than 600 clients in 39 states. The firm provides receivables management services and account processing solutions for state governments, agencies, court systems and municipalities. We have engaged an independent appraiser to assist in the valuation of the assets acquired and liabilities assumed including identifiable intangible assets, primarily customer relationships and the trade name. We anticipate the purchase price allocation will be completed by the end of the third quarter 2015. The results of operations of Gila LLC have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Services segment results in “Note 13 — Segment Reporting.”

During the second-quarter 2015, there were no other changes or adjustments to goodwill and intangible assets.

8.	Stockholders’ Equity

The following table summarizes common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Common shares repurchased(1)	15,190,685	3,862,214	29,844,520	12,230,514
Average purchase price per share	$19.76	$16.81	$20.12	$21.65
Shares repurchased related to employee stock-based compensation plans(2)	431,168	1,270,458	2,075,932	3,385,928
Average purchase price per share	$19.83	$17.75	$20.65	$21.38
Common shares issued(3)	633,170	1,867,844	4,218,408	6,106,026

(1)	Common shares purchased under our share repurchase programs, including share repurchase programs conducted by SLM Corporation prior to April 30, 2014.

(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(3)	Common shares issued under our various compensation and benefit plans, including shares issued by SLM Corporation prior to April 30, 2014.

The closing price of our common stock on June 30, 2015 was $18.21.

Dividend and Share Repurchase Program

In June 2015 and March 2015, we paid a common stock dividend of $0.16 per share.

We repurchased 29.8 million shares of common stock for $600 million in the six months ended June 30, 2015. The shares were repurchased under our January 2015 share repurchase program that authorizes up to $1 billion of share repurchases, of which $400 million remained available at June 30, 2015. In the six months ended June 30, 2014, we repurchased 12.2 million shares for $265 million.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2015	2014	2015	2014
Numerator:
Net income attributable to Navient Corporation	$182	$307	$474	$526
Preferred stock dividends	—	2	—	6

Net income attributable to Navient Corporation common stock	$182	$305	$474	$520

Denominator:
Weighted average shares used to compute basic EPS	381	422	389	424
Effect of dilutive securities:
Dilutive effect of stock options, non-vested restricted stock, restricted stock units and Employee Stock Purchase Plans (“ESPPs”)(1)	6	8	7	8

Dilutive potential common shares(2)	6	8	7	8

Weighted average shares used to compute diluted EPS	387	430	396	432

Basic earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$.48	$.72	$1.22	$1.22
Discontinued operations	—	—	—	—

Total	$.48	$.72	$1.22	$1.22

Diluted earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$.47	$.71	$1.20	$1.20
Discontinued operations	—	—	—	—

Total	$.47	$.71	$1.20	$1.20

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested restricted stock, restricted stock units, and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended June 30, 2015 and 2014, stock options covering approximately 3 million and 3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2015 and 2014, stock options covering approximately 3 million and 3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Restructuring and Other Reorganization Activities

During the second quarter of 2015, the Company launched an initiative to simplify and streamline its management structure following the April 30, 2014 Spin-Off of SLM Bank to improve the operating efficiency and effectiveness of the organization. As part of the Company’s streamlining efforts, restructuring and other reorganization expenses of $29 million were recognized in the second quarter of 2015 primarily related to severance and other related costs.

The Company administers the Navient Corporation Employee Severance Plan and the Navient Corporation Executive Severance Plan for Senior Officers (collectively, “the Severance Plan”), which provides severance benefits in the event of termination of the Company’s full-time employees and part-time employees who work at least 24 hours per week. The Severance Plan establishes specified benefits based on base salary, job level immediately preceding termination and years of service upon involuntary termination of employment. The benefits payable under the Severance Plan relate to past service, and they accumulate and vest. Accordingly, we recognize severance expenses to be paid pursuant to the Severance Plan when payment of such benefits is probable and can be reasonably estimated in accordance with ASC 712, “Compensation — Nonretirement Postemployment Benefits.” Such benefits, including severance pay calculated based on the Severance Plan, medical and dental benefits, and outplacement services expenses are classified as restructuring and other reorganization expenses in the accompanying consolidated statements of income. We expect this initiative to be substantially complete as of December 31, 2015.

11.	Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Please refer to “Note 12 — Fair Value Measurements” in our 2014 Form 10-K for a full discussion.

During the three and six months ended June 30, 2015, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2015				December 31, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$1	$—	$1	$—	$1	$—	$1
Other	—	5	—	5	—	5	—	5

Total available-for-sale investments	—	6	—	6	—	6	—	6
Derivative instruments:(1)
Interest rate swaps	—	728	16	744	—	841	16	857
Cross-currency interest rate swaps	—	—	10	10	—	—	164	164
Other	—	—	1	1	—	—	1	1

Total derivative assets(3)	—	728	27	755	—	841	181	1,022

Total	$—	$734	$27	$761	$—	$847	$181	$1,028

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(91)	$(98)	$(189)	$—	$(41)	$(104)	$(145)
Floor Income Contracts	—	(676)	—	(676)	—	(915)	—	(915)
Cross-currency interest rate swaps	—	(86)	(664)	(750)	—	(77)	(281)	(358)
Other	—	—	(16)	(16)	—	—	(12)	(12)

Total derivative liabilities(3)	—	(853)	(778)	(1,631)	—	(1,033)	(397)	(1,430)

Total	$—	$(853)	$(778)	$(1,631)	$—	$(1,033)	$(397)	$(1,430)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

(2)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(3)	See “Note 5 — Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended June 30,
	2015				2014
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(88)	$(958)	$(13)	$(1,059)	$(87)	$980	$(3)	$890
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	5	306	(3)	308	13	77	(3)	87
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	1	(2)	1	—	—	(15)	—	(15)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(82)	$(654)	$(15)	$(751)	$(74)	$1,042	$(6)	$962

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$6	$304	$(2)	$308	$13	$(30)	$(3)	$(20)

	Six Months Ended June 30,
	2015				2014
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(88)	$(117)	$(11)	$(216)	$(87)	$1,007	$(21)	$899
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	6	(534)	(6)	(534)	13	67	14	94
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	(3)	2	(1)	—	(32)	1	(31)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(82)	$(654)	$(15)	$(751)	$(74)	$1,042	$(6)	$962

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$6	$(534)	$(4)	$(532)	$13	$(65)	$15	$(37)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Gains (losses) on derivative and hedging activities, net	$306	$73	$(537)	$62
Interest expense	2	14	3	32

Total	$308	$87	$(534)	$94

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at June 30, 2015	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/ LIBOR basis swaps	$12	Discounted cash flow	Bid/ask adjustment to discount rate	.02% — .05% (.04%)
Prime/LIBOR basis swaps	(94)	Discounted cash flow	Constant prepayment rate	4.6%
			Bid/ask adjustment to discount rate	.08% — .08% (.08%)
Cross-currency interest rate swaps	(654)	Discounted cash flow	Constant prepayment rate	2.7%
Other	(15)

Total	$(751)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2015			December 31, 2014
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$100,245	$100,264	$(19)	$104,419	$104,521	$(102)
Private Education Loans	27,733	28,107	(374)	29,433	29,796	(363)
Cash and investments(1)	6,207	6,207	—	6,002	6,002	—

Total earning assets	134,185	134,578	(393)	139,854	140,319	(465)

Interest-bearing liabilities
Short-term borrowings	2,964	2,951	(13)	2,661	2,663	2
Long-term borrowings	127,716	130,387	2,671	134,201	136,866	2,665

Total interest-bearing liabilities	130,680	133,338	2,658	136,862	139,529	2,667

Derivative financial instruments
Floor Income Contracts	(676)	(676)	—	(915)	(915)	—
Interest rate swaps	555	555	—	712	712	—
Cross-currency interest rate swaps	(740)	(740)	—	(194)	(194)	—
Other	(15)	(15)	—	(11)	(11)	—

Excess of net asset fair value over carrying value			$2,265			$2,202

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $5 million and $5 million at June 30, 2015 and December 31, 2014, respectively, versus a fair value of $6 million and $6 million at June 30, 2015 and December 31, 2014, respectively.

12.	Commitments and Contingencies

Regulatory Matters

On May 2, 2014, Navient Solutions, Inc. (“NSI”), a wholly-owned subsidiary of Navient, and Sallie Mae Bank entered into consent orders with the Federal Deposit Insurance Corporation (the “FDIC”) (respectively, the “NSI Order” and the “Bank Order”; collectively, “the FDIC Orders”) to resolve matters related to certain cited violations of Section 5 of the Federal Trade Commission Act, including the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (the “SCRA”). The FDIC Orders, which became effective upon the signing of the consent order with the United States Department of Justice (the “DOJ”) by NSI and SLM BankCo on May 13, 2014, required NSI to pay $3.3 million in civil monetary penalties. NSI has paid its civil monetary penalties. In addition, the FDIC Orders required the establishment of a restitution reserve account totaling $30 million to provide restitution with respect to loans owned or originated by Sallie Mae Bank, from November 28, 2005 until the effective date of the FDIC Orders. Pursuant to the Separation and Distribution Agreement among SLM Corporation, SLM BankCo and Navient dated as of April 28, 2014 (the “Separation Agreement”), Navient funded the restitution reserve account in May 2014.

The NSI Order also required NSI to ensure proper servicing for service members and proper application of SCRA benefits under a revised and broader definition of eligibility than previously required by the statute and regulatory guidance and to make changes to billing statements and late fee practices. These changes to billing

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Commitments and Contingencies (Continued)

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

With respect to alleged civil violations of the SCRA, NSI and Sallie Mae Bank entered into a consent order with the DOJ. The DOJ consent order (the “DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by NSI from November 28, 2005 until the effective date of the settlement. The DOJ Order required NSI to fund a $60 million settlement fund, which represents the total amount of compensation due to service members under the DOJ agreement, and to pay $55,000 in civil money penalties. The DOJ Order was approved by the United States District Court in Delaware on September 29, 2014. Shortly thereafter, Navient funded the settlement fund and paid the civil money penalties pursuant to the terms of the order. On April 15, 2015, the DOJ approved the distribution plan for the settlement fund and the funds were disbursed in the second quarter of 2015.

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of June 30, 2015, substantially all of this amount had been paid or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until all of the work under the various consent orders has been completed.

As previously disclosed, the Company and various of its subsidiaries are subject to the following investigations and inquiries:

•

In December 2013, Navient received Civil Investigative Demands (“CIDs”) issued by the State of Illinois Office of Attorney General and the State of Washington Office of the Attorney General and multiple other state Attorneys General. According to the CIDs, the investigations were initiated to ascertain whether any practices declared to be unlawful under the Consumer Fraud and Deceptive Business Practices Act have occurred or are about to occur.

•

In April 2014, NSI received a CID from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees and other matters. Navient has received a series of supplemental CIDs on these matters.

•

In November 2014, Navient’s subsidiary, Pioneer Credit Recovery, Inc. (“Pioneer”), received a CID from the CFPB as part of the CFPB’s investigation regarding Pioneer’s activities relating to rehabilitation loans and collection of defaulted student debt.

•

In December 2014, NSI received a subpoena from the New York Department of Financial Services (the “NY DFS”) as part of the NY DFS’s inquiry with regard to whether persons or entities have engaged in fraud or misconduct with respect to a financial product or service under New York Financial Services Law or other laws.

We have been in discussions with each of the regulatory entities or bodies relating to these matters and are cooperating with these investigations, inquiries or examinations and are committed to resolving any potential concerns. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established.

In addition, Navient and its subsidiaries are subject to examination by the CFPB, FDIC, ED and various state agencies as part of its ordinary course of business. Items or matters similar to or different from those described above may arise during the course of those examinations.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Commitments and Contingencies (Continued)

Under the terms of the Separation Agreement, Navient agreed to be responsible for, and to indemnify SLM BankCo for, all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, all liabilities arising out of the regulatory matters mentioned above, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient has no additional reserves related to indemnification matters with SLM BankCo as of June 30, 2015 other than with respect to the FDIC Orders and the DOJ Order.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. On September 25, 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG on August 3, 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. Navient remains in active discussions with ED on this matter and we also have the right to appeal the Final Audit Determination to the Administrative Actions and Appeals Service Group of ED. The last date to file an appeal in this matter has been extended by ED several times and is currently August 14, 2015. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 as part of the total reserve for pending regulatory matters discussed previously.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Segment Reporting

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

The following table includes GAAP-basis asset information for our FFELP Loans segment.

(Dollars in millions)	June 30, 2015	December 31, 2014
FFELP Loans, net	$100,264	$104,521
Cash and investments(1)	4,145	4,050
Other	2,242	2,566

Total assets	$106,651	$111,137

(1)	Includes restricted cash and investments.

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

The following table includes GAAP-basis asset information for our Private Education Loans segment.

(Dollars in millions)	June 30, 2015	December 31, 2014
Private Education Loans, net	$28,107	$29,796
Cash and investments(1)	404	402
Other	2,226	2,453

Total assets	$30,737	$32,651

(1)	Includes restricted cash and investments.

Business Services Segment

Our Business Services segment generates its revenue from servicing our FFELP Loan portfolio as well as providing servicing and asset recovery services for loans on behalf of Guarantors of FFELP Loans and other institutions, including ED, higher education institutions and other federal, state, court and municipal clients.

At June 30, 2015 and December 31, 2014, the Business Services segment had total assets of $571 million and $416 million, respectively, on a GAAP basis.

Other Segment

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all unallocated overhead. We also include results from certain smaller wind-down and discontinued operations within this segment. Overhead expenses include costs related to

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Segment Reporting (Continued)

executive management, the board of directors, accounting, finance, legal, human resources, stock-based compensation expense and certain information technology costs related to infrastructure and operations.

At June 30, 2015 and December 31, 2014, the Other segment had total assets of $2.3 billion and $2.1 billion, respectively, on a GAAP basis.

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

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for three items, discussed below, that are either related to the Spin-Off or create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the three items we remove to result in our “Core Earnings” presentations are:

1.	The financial results attributable to the operations of SLM BankCo prior to the Spin-Off and related restructuring and other reorganization expense incurred in connection with the Spin-Off, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off. For GAAP purposes, Navient reflected the deemed distribution of SLM BankCo on April 30, 2014. For “Core Earnings,” we exclude the consumer banking business as if it had never been a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014;

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended June 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$522	$434	$—	$—	$—	$956	$163	$(59)	$104	$1,060
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	1	—	—	1	—	2	—	—	—	2

Total interest income	523	434	—	3	—	960	163	(59)	104	1,064
Total interest expense	309	171	—	28	—	508	7	—	7	515

Net interest income (loss)	214	263	—	(25)	—	452	156	(59)	97	549
Less: provisions for loan losses	7	191	—	—	—	198	—	—	—	198

Net interest income (loss) after provisions for loan losses	207	72	—	(25)	—	254	156	(59)	97	351
Other income (loss):
Gains on sales of loans and investments	7	—	—	—	—	7	—	—	—	7
Servicing revenue	45	6	163	—	(108)	106	—	—	—	106
Asset recovery revenue	—	—	99	—	—	99	—	—	—	99
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	—	3	—	3	(156)	142	(14)	(11)

Total other income (loss)	52	6	262	3	(108)	215	(156)	142	(14)	201
Expenses:
Direct operating expenses	112	44	119	3	(108)	170	—	—	—	170
Overhead expenses	—	—	—	55	—	55	—	—	—	55

Operating expenses	112	44	119	58	(108)	225	—	—	—	225
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	3	3	3
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	29	29	29

Total expenses	112	44	119	58	(108)	225	—	32	32	257

Income (loss) from continuing operations, before income tax expense (benefit)	147	34	143	(80)	—	244	—	51	51	295
Income tax expense (benefit)(3)	54	12	53	(29)	—	90	—	23	23	113

Net income (loss) from continuing operations	93	22	90	(51)	—	154	—	28	28	182
Income from discontinued operations, net of tax expense	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$93	$22	$90	$(51)	$—	$154	$—	$28	$28	$182

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$97	$—	$97
Total other income (loss)	—	(14)	—	(14)
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	3	3
Restructuring and other reorganization expenses	29	—	—	29

Total “Core Earnings” adjustments to GAAP	$(29)	$83	$(3)	51

Income tax expense				23

Net income				$28

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Segment Reporting (Continued)

	Three Months Ended June 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$522	$490	$—	$—	$—	$1,012	$166	$(8)	$158	$1,170
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	1	—	—	1	—	2	—	1	1	3

Total interest income	523	490	—	3	—	1,016	166	(7)	159	1,175
Total interest expense	291	173	—	30	—	494	12	7	19	513

Net interest income (loss)	232	317	—	(27)	—	522	154	(14)	140	662
Less: provisions for loan losses	10	145	—	—	—	155	—	10	10	165

Net interest income (loss) after provisions for loan losses	222	172	—	(27)	—	367	154	(24)	130	497
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	15	7	166	—	(115)	73	—	—	—	73
Asset recovery revenue	—	—	132	—	—	132	—	—	—	132
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	1	8	—	9	(154)	215	61	70

Total other income (loss)	15	7	299	8	(115)	214	(154)	215	61	275
Expenses:
Direct operating expenses	121	42	93	2	(115)	143	—	11	11	154
Overhead expenses	—	—	—	52	—	52	—	5	5	57

Operating expenses	121	42	93	54	(115)	195	—	16	16	211
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	2	2	2
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	61	61	61

Total expenses	121	42	93	54	(115)	195	—	79	79	274

Income (loss) from continuing operations, before income tax expense (benefit)	116	137	206	(73)	—	386	—	112	112	498
Income tax expense (benefit)(3)	44	51	76	(26)	—	145	—	46	46	191

Net income (loss) from continuing operations	72	86	130	(47)	—	241	—	66	66	307
Income from discontinued operations, net of tax expense	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$72	$86	$130	$(47)	$—	$241	$—	$66	$66	$307

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2014
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$35	$95	$—	$130
Total other income	6	55	—	61
Operating expenses	16	—	—	16
Goodwill and acquired intangible asset impairment and amortization	—	—	2	2
Restructuring and other reorganization expenses	61	—	—	61

Total “Core Earnings” adjustments to GAAP	$(36)	$150	$(2)	112

Income tax expense				46

Net income				$66

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Segment Reporting (Continued)

	Six Months Ended June 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$1,055	$891	$—	$—	$—	$1,946	$325	$(118)	$207	$2,153
Other loans	—	—	—	4	—	4	—	—	—	4
Cash and investments	3	—	—	1	—	4	—	—	—	4

Total interest income	1,058	891	—	5	—	1,954	325	(118)	207	2,161
Total interest expense	611	345	—	57	—	1,013	16	—	16	1,029

Net interest income (loss)	447	546	—	(52)	—	941	309	(118)	191	1,132
Less: provisions for loan losses	12	311	—	—	—	323	—	—	—	323

Net interest income (loss) after provisions for loan losses	435	235	—	(52)	—	618	309	(118)	191	809
Other income (loss):
Gains on sales of loans and investments	12	—	—	—	—	12	—	—	—	12
Servicing revenue	63	12	326	—	(219)	182	—	—	—	182
Asset recovery revenue	—	—	188	—	—	188	—	—	—	188
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	2	8	—	10	(309)	367	58	68

Total other income (loss)	75	12	516	8	(219)	392	(309)	367	58	450
Expenses:
Direct operating expenses	227	90	235	5	(219)	338	—	—	—	338
Overhead expenses	—	—	—	118	—	118	—	—	—	118

Operating expenses	227	90	235	123	(219)	456	—	—	—	456
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	32	32	32

Total expenses	227	90	235	123	(219)	456	—	36	36	492

Income (loss) from continuing operations, before income tax expense (benefit)	283	157	281	(167)	—	554	—	213	213	767
Income tax expense (benefit)(3)	106	58	105	(63)	—	206	—	87	87	293

Net income (loss) from continuing operations	177	99	176	(104)	—	348	—	126	126	474
Income from discontinued operations, net of tax expense	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$177	$99	$176	$(104)	$—	$348	$—	$126	$126	$474

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$191	$—	$191
Total other income	—	58	—	58
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	4	4
Restructuring and other reorganization expenses	32	—	—	32

Total “Core Earnings” adjustments to GAAP	$(32)	$249	$(4)	213

Income tax expense				87

Net income				$126

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Segment Reporting (Continued)

	Six Months Ended June 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$1,033	$985	$—	$—	$—	$2,018	$365	$78	$443	$2,461
Other loans	—	—	—	5	—	5	—	(1)	(1)	4
Cash and investments	2	—	—	2	—	4	—	2	2	6

Total interest income	1,035	985	—	7	—	2,027	365	79	444	2,471
Total interest expense	578	358	—	55	—	991	22	29	51	1,042

Net interest income (loss)	457	627	—	(48)	—	1,036	343	50	393	1,429
Less: provisions for loan losses	20	281	—	—	—	301	—	49	49	350

Net interest income (loss) after provisions for loan losses	437	346	—	(48)	—	735	343	1	344	1,079
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	26	8	335	—	(233)	136	—	—	—	136
Asset recovery revenue	—	—	243	—	—	243	—	—	—	243
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	—	11	—	11	(343)	398	55	66

Total other income (loss)	26	8	578	11	(233)	390	(343)	398	55	445
Expenses:
Direct operating expenses	245	98	188	115	(233)	413	—	36	36	449
Overhead expenses	—	—	—	101	—	101	—	28	28	129

Operating expenses	245	98	188	216	(233)	514	—	64	64	578
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	6	6	6
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	87	87	87

Total expenses	245	98	188	216	(233)	514	—	157	157	671

Income (loss) from continuing operations, before income tax expense (benefit)	218	256	390	(253)	—	611	—	242	242	853
Income tax expense (benefit)(3)	83	95	146	(95)	—	229	—	99	99	328

Net income (loss) from continuing operations	135	161	244	(158)	—	382	—	143	143	525
Income from discontinued operations, net of tax expense	—	—	1	—	—	1	—	—	—	1

Net income (loss)	$135	$161	$245	$(158)	$—	$383	$—	$143	$143	$526

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2014
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$136	$208	$—	$344
Total other income	14	41	—	55
Operating expenses	64	—	—	64
Goodwill and acquired intangible asset impairment and amortization	—	—	6	6
Restructuring and other reorganization expenses	87	—	—	87

Total “Core Earnings” adjustments to GAAP	$(1)	$249	$(6)	242

Income tax expense				99

Net income				$143

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and other reorganization expense in connection with the Spin-Off(1)	$(29)	$(36)	$(32)	$(1)
Net impact of derivative accounting(2)	83	150	249	249
Net impact of goodwill and acquired intangibles assets(3)	(3)	(2)	(4)	(6)
Net tax effect(4)	(23)	(46)	(87)	(99)

Total “Core Earnings” adjustments to GAAP	$28	$66	$126	$143

(1)

SLM BankCo’s operations and restructuring and other reorganization expense in connection with the Spin-Off: For “Core Earnings,” we have assumed the consumer banking business (SLM BankCo) was never a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014 and we have removed the restructuring and other reorganization expense incurred in connection with the Spin-Off, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off. Excluding these items provides management with a useful basis from which to better evaluate results from ongoing operations against results from prior periods. The adjustment relates to the exclusion of the consumer banking business and represents the operations, assets, liabilities and equity of SLM BankCo, which is comprised of Sallie Mae Bank, Upromise Rewards, the Insurance Business, and the Private Education Loan origination functions. Included in these amounts are also certain general corporate overhead expenses related to the consumer banking business. General corporate overhead consists of costs primarily associated with accounting, finance, legal, human resources, certain information technology costs, stock compensation, and executive management and the board of directors. These costs were generally allocated to the consumer banking business based on the proportionate level of effort provided to the consumer banking business relative to SLM Corporation using a relevant allocation driver (e.g., in proportion to the number of employees by function that were being transferred to SLM BankCo as opposed to remaining at Navient). All intercompany transactions between SLM BankCo and Navient have been eliminated. In addition, all preferred stock dividends have been removed as SLM BankCo succeeded SLM Corporation as the issuer of the preferred stock in connection with the Spin-Off.

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

This Quarterly Report on Form 10-Q contains “forward-looking” statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in our 2014 Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”); increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third parties, including counterparties to our derivative transactions; risks inherent in the government contracting environment, including the possible loss of government contracts and potential civil and criminal penalties as a result of governmental investigations or audits; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings or the credit ratings of the United States of America; failures of our operating systems or infrastructure, or those of third-party vendors; risks related to cybersecurity including the potential disruption of our systems or potential disclosure of confidential customer information; damage to our reputation; failures to successfully implement cost-cutting initiatives and adverse effects of such initiatives on our business; failures or delays in the planned conversion to our servicing platform of the recently acquired Wells Fargo portfolio of Federal Family Education Loan Program (“FFELP”) loans or any other FFELP or Private Education Loan portfolio acquisitions; risks associated with restructuring initiatives; risks associated with the April 30, 2014 separation of Navient and SLM Corporation into two, distinct publicly traded companies, including failure to achieve the expected benefits of the separation; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition including from banks, other consumer lenders and other loan servicers; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; changes in general economic conditions; our ability to successfully effectuate any acquisitions and other strategic initiatives; and changes in the demand for debt management services. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. We do not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in our expectations.

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

Spin-Off of Navient

On April 30, 2014, the spin-off of Navient from SLM Corporation (the “Spin-Off”) was completed and Navient became an independent, publicly traded company focused on loan management, servicing and asset recovery. The separation was completed through the distribution of 100 percent of the outstanding shares of Navient common stock, on the basis of one share of Navient common stock for each share of SLM Corporation common stock. SLM Corporation continues operation as a separate publicly traded company and includes Sallie Mae Bank, its Private Education Loan originations business and the Private Education Loans the bank held at the time of the separation.

Due to the relative significance of Navient to SLM Corporation prior to the Spin-Off, for financial reporting purposes, Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to SLM Corporation as constituted prior to the Spin-Off, notwithstanding the legal form of the Spin-Off. Since Navient is the accounting successor, the historical financial statements of SLM Corporation prior to the Spin-Off are the historical financial statements of Navient. As a result, the GAAP financial results reported in this Quarterly Report on Form 10-Q include the historical financial results of SLM Corporation prior to the Spin-Off on April 30, 2014 (i.e., such consolidated results include our loan management, servicing and asset recovery business and the consumer banking business associated with Sallie Mae Bank (“SLM BankCo”)) and reflect the deemed distribution of SLM BankCo to SLM Corporation’s stockholders on April 30, 2014. See “‘Core Earnings’ — Definitions and Limitations” for a discussion of the exclusion of the pre-Spin-Off financial results of the consumer banking business from our “Core Earnings” results.

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

As of June 30, 2015, Navient’s principal assets consisted of:

•	$100.3 billion in FFELP Loans, with a student loan spread of 0.91 percent for the quarter ended June 30, 2015 on a “Core Earnings” basis and a weighted average life of 7.3 years;

•	$28.1 billion in Private Education Loans, with a student loan spread of 3.66 percent for the quarter ended June 30, 2015 on a “Core Earnings” basis and a weighted average life of 7.0 years;

•

a leading student loan servicing platform that services loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.1 million customer accounts serviced under Navient’s contract with ED; and

•

a leading student loan asset recovery platform with an outstanding inventory of contingent asset recovery receivables of approximately $20.1 billion, of which approximately $11.0 billion was student loans and the remainder was other asset classes.

Navient’s Strengths and Opportunities

Navient possesses a number of competitive advantages that distinguishes it from its competitors, including:

Large, high quality asset base generating significant and predictable cash flows. At June 30, 2015, Navient’s $128.4 billion student loan portfolio is 76 percent funded to term and is expected to produce consistent and predictable cash flows over the remaining life of the portfolio. Navient’s $100.3 billion portfolio of FFELP Loans bears a maximum 3 percent loss exposure due to the federal guarantee. Navient’s $28.1 billion portfolio of Private Education Loans bears the full credit risk of the borrower and cosigner. Navient expects that cash flows from its FFELP Loan and Private Education Loan portfolios will significantly exceed future debt service obligations.

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

Strong capital return. As a result of its significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases. In December 2014, Navient’s board of directors authorized $1 billion to be utilized in a new common share repurchase program effective January 1, 2015. Navient increased its quarterly dividend amount from $0.15 per share to $0.16 per share effective for its first-quarter 2015 dividends. For the six months ended June 30, 2015, we paid $124 million in dividends on shares of our common stock and repurchased $600 million of our shares of common stock.

Meaningful growth opportunities. Navient will pursue opportunistic acquisitions of FFELP and Private Education Loan portfolios. For the six months ended June 30, 2015, Navient acquired $1.8 billion of student loans. Navient will also pursue additional third-party servicing and asset recovery fee income opportunities. In February 2015, Navient completed the acquisition of Gila LLC, an asset recovery and business process outsourcing firm serving more than 600 clients in 39 states. The firm provides receivables management services and account processing solutions for state governments, agencies, court systems and municipalities. Navient will leverage its large-scale servicing platform, superior default prevention and asset recovery performance, operating efficiency and regulatory compliance and risk management infrastructure in pursuing other growth opportunities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2015	2014	2015	2014
GAAP Basis
Net income attributable to Navient Corporation	$182	$307	$474	$526
Diluted earnings per common share attributable to Navient Corporation	$.47	$.71	$1.20	$1.20
Weighted average shares used to compute diluted earnings per common share	387	430	396	432
Net interest margin, FFELP Loans	1.19%	1.27%	1.22%	1.29%
Net interest margin, Private Education Loans	3.52%	4.11%	3.62%	4.22%
Return on assets	.53%	.87%	.69%	.72%
Ending FFELP Loans, net	$100,264	$99,730	$100,264	$99,730
Ending Private Education Loans, net	28,107	30,324	28,107	30,324

Ending total student loans, net	$128,371	$130,054	$128,371	$130,054

Average FFELP Loans	$101,305	$100,926	$102,455	$102,322
Average Private Education Loans	29,207	33,811	29,653	36,364

Average total student loans	$130,512	$134,737	$132,108	$138,686

“Core Earnings” Basis(1)
Net income attributable to Navient Corporation	$154	$241	$348	$383
Diluted earnings per common share attributable to Navient Corporation	$.40	$.56	$.88	$.89
Weighted average shares used to compute diluted earnings per common share	387	430	396	432
Net interest margin, FFELP Loans	.81%	.89%	.85%	.88%
Net interest margin, Private Education Loans	3.55%	4.00%	3.64%	3.96%
Return on assets	.45%	.70%	.51%	.56%
Ending FFELP Loans, net	$100,264	$99,730	$100,264	$99,730
Ending Private Education Loans, net	28,107	30,324	28,107	30,324

Ending total student loans, net	$128,371	$130,054	$128,371	$130,054

Average FFELP Loans	$101,305	$100,467	$102,455	$101,393
Average Private Education Loans	29,207	31,408	29,653	31,467

Average total student loans	$130,512	$131,875	$132,108	$132,860

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the three and six months ended June 30, 2015.

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

Private Education Loans Segment

In this segment, we acquire, finance and service our Private Education Loans. Even though we no longer originate Private Education Loans, we continue to pursue acquisitions of Private Education Loan portfolios that leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we primarily earn net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of cash as the portfolio amortizes.

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

Second-Quarter 2015 Summary of Results

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

Second-quarter 2015 GAAP net income was $182 million ($0.47 diluted earnings per share), versus net income of $307 million ($0.71 diluted earnings per share) in the second-quarter 2014. The changes in GAAP net income are impacted by the same “Core Earnings” items discussed below, as well as changes in net income attributable to (1) the financial results attributable to the operations of the consumer banking business prior to the April 30, 2014 spin-off of Navient from SLM Corporation, and related restructuring and reorganization expense incurred in connection with the Spin-Off, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off, (2) unrealized, mark-to-market gains/losses on derivatives and (3) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP results but have not been included in “Core Earnings” results. Second-quarter 2015 GAAP results included gains of $83 million from derivative accounting treatment that are excluded from “Core Earnings” results, compared with gains of $150 million in the year-ago period. See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” for a complete reconciliation between GAAP net income and “Core Earnings.”

“Core Earnings” for the quarter were $154 million ($0.40 diluted earnings per share), compared with $241 million ($0.56 diluted earnings per share) for the year-ago quarter. The decrease is primarily the result of a $70 million decrease in net interest income and a $43 million increase in the provision for loan losses.

During the first six months of 2015, we:

•	acquired $1.8 billion of student loans;

•	issued $2.8 billion of FFELP asset-backed securities (“ABS”), $689 million of Private Education Loan ABS and $500 million of unsecured debt,

•	repurchased 29.8 million common shares for $600 million on the open market; and

•	paid two quarterly common stock dividends of $0.16 per share, up from $0.15 per share in the prior year.

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

GAAP Statements of Income (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2015	2014	$	%	2015	2014	$	%
Interest income:
FFELP Loans	$626	$631	$(5)	(1)%	$1,262	$1,278	$(16)	(1)%
Private Education Loans	434	539	(105)	(19)	891	1,183	(292)	(25)
Other loans	2	2	—	—	4	4	—	—
Cash and investments	2	3	(1)	(33)	4	6	(2)	(33)

Total interest income	1,064	1,175	(111)	(9)	2,161	2,471	(310)	(13)
Total interest expense	515	513	2	—	1,029	1,042	(13)	(1)

Net interest income	549	662	(113)	(17)	1,132	1,429	(297)	(21)
Less: provisions for loan losses	198	165	33	20	323	350	(27)	(8)

Net interest income after provisions for loan losses	351	497	(146)	(29)	809	1,079	(270)	(25)
Other income (loss):
Gains on sales of loans and investments	7	—	7	100	12	—	12	100
Gains (losses) on derivative and hedging activities, net	(18)	61	(79)	(130)	53	53	—	—
Servicing revenue	106	73	33	45	182	136	46	34
Asset recovery revenue	99	132	(33)	(25)	188	243	(55)	(23)
Gains on debt repurchases	—	—	—	—	—	—	—	—
Other income	7	9	(2)	(22)	15	13	2	15

Total other income (loss)	201	275	(74)	(27)	450	445	5	1
Expenses:
Operating expenses	225	211	14	7	456	578	(122)	(21)
Goodwill and acquired intangible asset impairment and amortization expense	3	2	1	50	4	6	(2)	(33)
Restructuring and other reorganization expenses	29	61	(32)	(52)	32	87	(55)	(63)

Total expenses	257	274	(17)	(6)	492	671	(179)	(27)

Income from continuing operations, before income tax expense	295	498	(203)	(41)	767	853	(86)	(10)
Income tax expense	113	191	(78)	(41)	293	328	(35)	(11)

Net income from continuing operations	182	307	(125)	(41)	474	525	(51)	(10)
Income from discontinued operations, net of tax expense	—	—	—	—	—	1	(1)	(100)

Net income	182	307	(125)	(41)	474	526	(52)	(10)
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—

Net income attributable to Navient Corporation	182	307	(125)	(41)	474	526	(52)	(10)
Preferred stock dividends	—	2	(2)	(100)	—	6	(6)	(100)

Net income attributable to Navient Corporation common stock	$182	$305	$(123)	(40)%	$474	$520	$(46)	(9)%

Basic earnings per common share attributable to Navient Corporation	$.48	$.72	$(.24)	(33)%	$1.22	$1.22	$—	—%

Diluted earnings per common share attributable to Navient Corporation	$.47	$.71	$(.24)	(34)%	$1.20	$1.20	$—	—%

Dividends per common share attributable to Navient Corporation	$.16	$.15	$.01	7%	$.32	$.30	$.02	7%

Consolidated Earnings Summary — GAAP-basis

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

For the three months ended June 30, 2015, net income was $182 million, or $0.47 diluted earnings per common share, compared with net income of $307 million, or $0.71 diluted earnings per common share, for the three months ended June 30, 2014. The decrease in net income was primarily due to a $113 million decline in net interest income, a $33 million increase in the provisions for loan losses, a $79 million decrease in net gains on derivative and hedging activities, a $33 million decrease in asset recovery revenue and a $14 million increase in operating expenses. This was partially offset by a $33 million increase in servicing revenue and a $32 million decrease in restructuring and other reorganization expenses.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•

Net interest income decreased by $113 million, of which $46 million related to the deemed distribution of SLM BankCo on April 30, 2014. Also contributing to the decrease was a reduction in Private Education Loan net interest income resulting from a decline in the balance and net interest margin, as well as a reduction in the net interest margin on the FFELP Loans.

•

Provisions for loan losses increased $33 million primarily as a result of an increase in the amount of loans exiting deferment status in 2014 over prior years and those loans experiencing unfavorable credit trends compared to loans that exited deferment in prior years.

•

Gains on derivative and hedging activities, net, decreased $79 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•	Servicing revenue increased $33 million primarily as a result of increasing our recovery expectation on previously assessed late fees.

•

Asset recovery revenue decreased $33 million primarily as a result of the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduced the amount paid to Guarantor agencies for defaulted FFELP Loans that are rehabilitated. This legislative reduction in fees represents $39 million of the decrease in asset recovery revenue. This reduction was partially offset by higher asset recovery volume and revenue from Gila LLC, acquired in the prior quarter.

•

Operating expenses increased $14 million. This increase was primarily due to operating costs related to Gila LLC, which was acquired in the prior quarter, incremental third-party servicing expenses related to an $8.5 billion loan acquisition in fourth-quarter 2014, increased operational costs related to higher servicing and asset recovery volumes and increased regulatory compliance costs, which were partially offset by a decrease of $16 million related to the deemed distribution of SLM BankCo on April 30, 2014.

•

Restructuring and other reorganization expenses decreased $32 million, from $61 million to $29 million. The year-ago quarter’s expenses were primarily related to third-party costs incurred in connection with the Spin-Off. During the current quarter, the Company launched a restructuring initiative to simplify and streamline its management structure post-Spin-Off to improve the operating efficiency and effectiveness of the organization, and as a result recorded $29 million of restructuring expenses primarily related to expected severance and other related costs.

We repurchased 15.2 million shares and 3.9 million shares of our common stock during the three months ended June 30, 2015 and 2014, respectively, as part of our common share repurchase program. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 43 million common shares from the year-ago quarter.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

For the six months ended June 30, 2015, net income was $474 million, or $1.20 diluted earnings per common share, compared with net income of $526 million, or $1.20 diluted earnings per common share, for the six months ended June 30, 2014. The decrease in net income was primarily due to a $297 million decline in net interest income and a $55 million decrease in asset recovery revenue. This was partially offset by a $27 million decrease in the provisions for loan losses, a $46 million increase in servicing revenue, a $122 million decrease in operating expenses, and a $55 million decrease in restructuring and other reorganization expenses.

The primary contributors to each of the identified drivers of changes in net income for the current six-month period compared with the year-ago six-month period are as follows:

•

Net interest income decreased by $297 million, of which $186 million related to the deemed distribution of SLM BankCo on April 30, 2014. Also contributing to the decrease was a reduction in Private Education Loan net interest income due to a decline in the balance and net interest margin, as well as a reduction in the net interest margin on the FFELP Loans.

•

Provisions for loan losses declined $27 million, of which $49 million related to the deemed distribution of SLM BankCo on April 30, 2014, partially offset by an increase to the provision primarily as a result of an increase in the amount of loans exiting deferment status in 2014 over prior years and those loans experiencing unfavorable credit trends compared to loans that exited deferment in prior years.

•	Servicing revenue increased $46 million primarily as a result of increasing our recovery expectation on previously assessed late fees, as well as a general increase in third-party servicing revenue.

•

Asset recovery revenue decreased $55 million primarily as a result of the Budget Act discussed above and effective on July 1, 2014, which reduced the amount paid to Guarantor agencies for defaulted FFELP Loans that are rehabilitated. This legislative reduction in fees represents $78 million of the decrease in asset recovery revenue. This reduction was partially offset by higher asset recovery volume and revenue from Gila LLC, acquired in the prior quarter.

•

In the first quarter of 2014, we recorded $103 million of expenses related to the settlement of regulatory matters. Excluding these expenses, operating expenses decreased $19 million. This decrease was primarily due to $63 million related to the deemed distribution of SLM BankCo on April 30, 2014, partially offset by operating costs related to Gila LLC, which was acquired in the first quarter of 2015, incremental third-party servicing expenses related to an $8.5 billion loan acquisition in fourth-quarter 2014, increased operational costs related to higher servicing and asset recovery volumes and increased regulatory compliance costs.

•

Restructuring and other reorganization expenses decreased $55 million, from $87 million to $32 million. The year-ago period’s expenses were primarily related to third-party costs incurred in connection with the Spin-Off. During the current quarter, the Company launched a restructuring initiative to simplify and streamline its management structure post-Spin-Off to improve the operating efficiency and effectiveness of the organization, and as a result recorded $29 million of restructuring expense primarily related to expected severance and other related costs.

We repurchased 29.8 million shares and 12.2 million shares of our common stock during the six months ended June 30, 2015 and 2014, respectively, as part of our common share repurchase program. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 36 million common shares from the year-ago period.

“Core Earnings” — Definition and Limitations

We prepare financial statements and present financial results in accordance with GAAP. However, we also evaluate our business segments and present financial results on a basis that differs from GAAP. We refer to this different basis of presentation as “Core Earnings.” We provide this “Core Earnings” basis of presentation on a consolidated basis for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also refer to this information in our presentations with credit rating agencies, lenders and investors. Because our “Core Earnings” basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide “Core Earnings” disclosure in the notes to our consolidated financial statements for our business segments.

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for three items, discussed below, that are either related to the Spin-Off or create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the three items we remove to result in our “Core Earnings” presentations are:

1.	The financial results attributable to the operations of SLM BankCo prior to the Spin-Off and related restructuring and other reorganization expense incurred in connection with the Spin-Off, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off. For GAAP purposes, Navient reflected the deemed distribution of SLM BankCo on April 30, 2014. For “Core Earnings,” we exclude the consumer banking business as if it had never been a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014;

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

The following tables show “Core Earnings” for each business segment and our business as a whole along with the adjustments made to the income/expense items to reconcile the amounts to our reported GAAP results as required by GAAP and reported in “Note 13 — Segment Reporting.”

	Three Months Ended June 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$522	$434	$—	$—	$—	$956	$163	$(59)	$104	$1,060
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	1	—	—	1	—	2	—	—	—	2

Total interest income	523	434	—	3	—	960	163	(59)	104	1,064
Total interest expense	309	171	—	28	—	508	7	—	7	515

Net interest income (loss)	214	263	—	(25)	—	452	156	(59)	97	549
Less: provisions for loan losses	7	191	—	—	—	198	—	—	—	198

Net interest income (loss) after provisions for loan losses	207	72	—	(25)	—	254	156	(59)	97	351
Other income (loss):
Gains on sales of loans and investments	7	—	—	—	—	7	—	—	—	7
Servicing revenue	45	6	163	—	(108)	106	—	—	—	106
Asset recovery revenue	—	—	99	—	—	99	—	—	—	99
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	—	3	—	3	(156)	142	(14)	(11)

Total other income (loss)	52	6	262	3	(108)	215	(156)	142	(14)	201
Expenses:
Direct operating expenses	112	44	119	3	(108)	170	—	—	—	170
Overhead expenses	—	—	—	55	—	55	—	—	—	55

Operating expenses	112	44	119	58	(108)	225	—	—	—	225
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	3	3	3
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	29	29	29

Total expenses	112	44	119	58	(108)	225	—	32	32	257

Income (loss) from continuing operations, before income tax expense (benefit)	147	34	143	(80)	—	244	—	51	51	295
Income tax expense (benefit)(3)	54	12	53	(29)	—	90	—	23	23	113

Net income (loss) from continuing operations	93	22	90	(51)	—	154	—	28	28	182
Income from discontinued operations, net of tax expense	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$93	$22	$90	$(51)	$—	$154	$—	$28	$28	$182

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$97	$—	$97
Total other income (loss)	—	(14)	—	(14)
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	3	3
Restructuring and other reorganization expenses	29	—	—	29

Total “Core Earnings” adjustments to GAAP	$(29)	$83	$(3)	51

Income tax expense				23

Net income				$28

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended June 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$522	$490	$—	$—	$—	$1,012	$166	$(8)	$158	$1,170
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	1	—	—	1	—	2	—	1	1	3

Total interest income	523	490	—	3	—	1,016	166	(7)	159	1,175
Total interest expense	291	173	—	30	—	494	12	7	19	513

Net interest income (loss)	232	317	—	(27)	—	522	154	(14)	140	662
Less: provisions for loan losses	10	145	—	—	—	155	—	10	10	165

Net interest income (loss) after provisions for loan losses	222	172	—	(27)	—	367	154	(24)	130	497
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	15	7	166	—	(115)	73	—	—	—	73
Asset recovery revenue	—	—	132	—	—	132	—	—	—	132
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	1	8	—	9	(154)	215	61	70

Total other income (loss)	15	7	299	8	(115)	214	(154)	215	61	275
Expenses:
Direct operating expenses	121	42	93	2	(115)	143	—	11	11	154
Overhead expenses	—	—	—	52	—	52	—	5	5	57

Operating expenses	121	42	93	54	(115)	195	—	16	16	211
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	2	2	2
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	61	61	61

Total expenses	121	42	93	54	(115)	195	—	79	79	274

Income (loss) from continuing operations, before income tax expense (benefit)	116	137	206	(73)	—	386	—	112	112	498
Income tax expense (benefit)(3)	44	51	76	(26)	—	145	—	46	46	191

Net income (loss) from continuing operations	72	86	130	(47)	—	241	—	66	66	307
Income from discontinued operations, net of tax expense	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$72	$86	$130	$(47)	$—	$241	$—	$66	$66	$307

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2014
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$35	$95	$—	$130
Total other income	6	55	—	61
Operating expenses	16	—	—	16
Goodwill and acquired intangible asset impairment and amortization	—	—	2	2
Restructuring and other reorganization expenses	61	—	—	61

Total “Core Earnings” adjustments to GAAP	$(36)	$150	$(2)	112

Income tax expense				46

Net income				$66

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$1,055	$891	$—	$—	$—	$1,946	$325	$(118)	$207	$2,153
Other loans	—	—	—	4	—	4	—	—	—	4
Cash and investments	3	—	—	1	—	4	—	—	—	4

Total interest income	1,058	891	—	5	—	1,954	325	(118)	207	2,161
Total interest expense	611	345	—	57	—	1,013	16	—	16	1,029

Net interest income (loss)	447	546	—	(52)	—	941	309	(118)	191	1,132
Less: provisions for loan losses	12	311	—	—	—	323	—	—	—	323

Net interest income (loss) after provisions for loan losses	435	235	—	(52)	—	618	309	(118)	191	809
Other income (loss):
Gains on sales of loans and investments	12	—	—	—	—	12	—	—	—	12
Servicing revenue	63	12	326	—	(219)	182	—	—	—	182
Asset recovery revenue	—	—	188	—	—	188	—	—	—	188
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	2	8	—	10	(309)	367	58	68

Total other income (loss)	75	12	516	8	(219)	392	(309)	367	58	450
Expenses:
Direct operating expenses	227	90	235	5	(219)	338	—	—	—	338
Overhead expenses	—	—	—	118	—	118	—	—	—	118

Operating expenses	227	90	235	123	(219)	456	—	—	—	456
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	32	32	32

Total expenses	227	90	235	123	(219)	456	—	36	36	492

Income (loss) from continuing operations, before income tax expense (benefit)	283	157	281	(167)	—	554	—	213	213	767
Income tax expense (benefit)(3)	106	58	105	(63)	—	206	—	87	87	293

Net income (loss) from continuing operations	177	99	176	(104)	—	348	—	126	126	474
Income from discontinued operations, net of tax expense	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$177	$99	$176	$(104)	$—	$348	$—	$126	$126	$474

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$191	$—	$191
Total other income	—	58	—	58
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	4	4
Restructuring and other reorganization expenses	32	—	—	32

Total “Core Earnings” adjustments to GAAP	$(32)	$249	$(4)	213

Income tax expense				87

Net income				$126

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$1,033	$985	$—	$—	$—	$2,018	$365	$78	$443	$2,461
Other loans	—	—	—	5	—	5	—	(1)	(1)	4
Cash and investments	2	—	—	2	—	4	—	2	2	6

Total interest income	1,035	985	—	7	—	2,027	365	79	444	2,471
Total interest expense	578	358	—	55	—	991	22	29	51	1,042

Net interest income (loss)	457	627	—	(48)	—	1,036	343	50	393	1,429
Less: provisions for loan losses	20	281	—	—	—	301	—	49	49	350

Net interest income (loss) after provisions for loan losses	437	346	—	(48)	—	735	343	1	344	1,079
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	26	8	335	—	(233)	136	—	—	—	136
Asset recovery revenue	—	—	243	—	—	243	—	—	—	243
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	—	11	—	11	(343)	398	55	66

Total other income (loss)	26	8	578	11	(233)	390	(343)	398	55	445
Expenses:
Direct operating expenses	245	98	188	115	(233)	413	—	36	36	449
Overhead expenses	—	—	—	101	—	101	—	28	28	129

Operating expenses	245	98	188	216	(233)	514	—	64	64	578
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	6	6	6
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	87	87	87

Total expenses	245	98	188	216	(233)	514	—	157	157	671

Income (loss) from continuing operations, before income tax expense (benefit)	218	256	390	(253)	—	611	—	242	242	853
Income tax expense (benefit)(3)	83	95	146	(95)	—	229	—	99	99	328

Net income (loss) from continuing operations	135	161	244	(158)	—	382	—	143	143	525
Income from discontinued operations, net of tax expense	—	—	1	—	—	1	—	—	—	1

Net income (loss)	$135	$161	$245	$(158)	$—	$383	$—	$143	$143	$526

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
“Core Earnings” net income attributable to Navient Corporation	$154	$241	$348	$383
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and other reorganization expense in connection with the Spin-Off	(29)	(36)	(32)	(1)
Net impact of derivative accounting	83	150	249	249
Net impact of goodwill and acquired intangible assets	(3)	(2)	(4)	(6)
Net tax effect	(23)	(46)	(87)	(99)

Total “Core Earnings” adjustments to GAAP	28	66	126	143

GAAP net income attributable to Navient Corporation	$182	$307	$474	$526

1) SLM BankCo’s operations and restructuring and other reorganization expense in connection with the Spin-Off: On April 30, 2014, the Spin-Off of Navient from SLM Corporation was completed and Navient became an independent, publicly-traded company. Due to the relative significance of Navient to SLM Corporation prior to the Spin-Off, among other factors, for financial reporting purposes Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to SLM Corporation as constituted prior to the Spin-Off, notwithstanding the legal form of the Spin-Off. Since Navient is treated for accounting purposes as the “accounting spinnor,” the GAAP financial statements of Navient reflect the deemed distribution of SLM BankCo to SLM BankCo’s stockholders on April 30, 2014.

For “Core Earnings,” we have assumed SLM BankCo was never a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014 and we have removed the restructuring and other reorganization expense incurred in connection with the Spin-Off, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off. Excluding these items provides management with a useful basis from which to better evaluate results from ongoing operations against results from prior periods. The adjustment relates to the exclusion of the consumer banking business and represents the operations, assets, liabilities and equity of SLM BankCo, which is comprised of Sallie Mae Bank, Upromise Rewards, the Insurance Business, and the Private Education Loan origination functions. Included in these amounts are also certain general corporate overhead expenses related to the consumer banking business. General corporate overhead consists of costs primarily associated with accounting, finance, legal, human resources, certain information technology costs, stock compensation, and executive management and the board of directors. These costs were generally allocated to the consumer banking business based on the proportionate level of effort provided to the consumer banking business relative to SLM Corporation using a relevant allocation driver (e.g., in proportion to the number of employees by function that were being transferred to SLM BankCo as opposed to remaining at Navient). All intercompany transactions between SLM BankCo and Navient have been eliminated. In addition, all prior preferred stock dividends have been removed as SLM BankCo succeeded SLM Corporation as the issuer of the preferred stock in connection with the Spin-Off.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
SLM BankCo net income, before income tax expense	$—	$25	$—	$86
Restructuring and other reorganization expense in connection with the Spin-Off	(29)	(61)	(32)	(87)

Total net impact of SLM BankCo	$(29)	$(36)	$(32)	$(1)

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

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$(18)	$61	$53	$53
Plus: Realized losses on derivative and hedging activities, net(1)	156	154	309	343

Unrealized gains on derivative and hedging activities, net(2)	138	215	362	396
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(59)	(59)	(118)	(135)
Other derivative accounting adjustments(3)	4	(6)	5	(12)

Total net impact of derivative accounting(4)	$83	$150	$249	$249

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Floor Income Contracts	$171	$132	$243	$313
Basis swaps	6	12	6	11
Foreign currency hedges	(43)	54	102	15
Other	4	17	11	57

Total unrealized gains on derivative and hedging activities, net	$138	$215	$362	$396

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(163)	$(166)	$(325)	$(365)
Net settlement income on interest rate swaps reclassified to net interest income	7	12	16	22
Net realized gains on terminated derivative contracts reclassified to other income	—	—	—	—

Total reclassifications of realized losses on derivative and hedging activities	$(156)	$(154)	$(309)	$(343)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of June 30, 2015, derivative accounting has reduced GAAP equity by approximately $443 million as a result of cumulative net unrealized losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Beginning impact of derivative accounting on GAAP equity	$(505)	$(854)	$(553)	$(926)
Net impact of net unrealized gains (losses) under derivative accounting(1)	62	94	110	166

Ending impact of derivative accounting on GAAP equity	$(443)	$(760)	$(443)	$(760)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Total pre-tax net impact of derivative accounting recognized in net income(a)	$83	$150	$249	$249
Tax impact of derivative accounting adjustments recognized in net income	(31)	(54)	(104)	(76)
Change in unrealized gain (losses) on derivatives, net of tax recognized in other comprehensive income	10	(2)	(35)	(7)

Net impact of net unrealized gains (losses) under derivative accounting	$62	$94	$110	$166

(a)	See “‘Core Earnings’ derivative adjustments” table above.

Hedging FFELP Loan Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods. As of June 30, 2015, the remaining amortization term of the net floor premiums was approximately 4.5 years for existing contracts. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on the effective portion of these hedges are recorded in accumulated other comprehensive income and gains and losses on the ineffective portion are recorded immediately to earnings. Hedged Floor Income from these cash flow hedges that has not been recognized into “Core Earnings” and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in “Core Earnings” and GAAP in future periods and is presented net of tax. As of June 30, 2015, the hedged period is from April 2016 through December 2019. Historically, we have used pay fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

(Dollars in millions)	June 30, 2015	June 30, 2014
Unamortized net Floor premiums (net of tax)	$(220)	$(274)
Unrecognized hedged Floor Income related to pay fixed interest rate swaps (net of tax)	(342)	—

Total(1)	$(562)	$(274)

(1)	$(892) million and $(433) million on a pre-tax basis as of June 30, 2015 and 2014, respectively.

3) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
“Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(3)	$(3)	$(4)	$(6)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
“Core Earnings” interest income:
FFELP Loans	$522	$522	—%	$1,055	$1,033	2%
Cash and investments	1	1	—	3	2	50

Total “Core Earnings” interest income	523	523	—	1,058	1,035	2
Total “Core Earnings” interest expense	309	291	6	611	578	6

Net “Core Earnings” interest income	214	232	(8)	447	457	(2)
Less: provision for loan losses	7	10	(30)	12	20	(40)

Net “Core Earnings” interest income after provision for loan losses	207	222	(7)	435	437	—
Gains on sales of loans and investments	7	—	100	12	—	100
Servicing revenue	45	15	200	63	26	142

Total other income	52	15	247	75	26	188
Direct operating expenses	112	121	(7)	227	245	(7)

Income before income tax expense	147	116	27	283	218	30
Income tax expense	54	44	23	106	83	28

“Core Earnings”	$93	$72	29%	$177	$135	31%

“Core Earnings” from the FFELP Loans segment were $93 million in the second quarter of 2015, compared with $72 million in the year-ago quarter. This increase was primarily the result of a $30 million increase in servicing fees and a $9 million reduction in expenses. This was partially offset by an $18 million decrease in net interest income due to a decline in the net interest margin. “Core Earnings” key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
FFELP Loan spread	.91%	.98%	.93%	.96%
Net interest margin	.81%	.89%	.85%	.88%
Provision for loan losses	$7	$10	$12	$20
Charge-offs	$9	$15	$16	$37
Charge-off rate	.05%	.08%	.04%	.10%
Total delinquency rate	15.8%	14.8%	15.8%	14.8%
Greater than 90-day delinquency rate	8.4%	7.0%	8.4%	7.0%
Forbearance rate	15.9%	17.2%	15.9%	17.2%

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP-basis FFELP Loan net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
“Core Earnings” basis FFELP Loan yield	2.61%	2.55%	2.59%	2.57%
Hedged Floor Income	.23	.24	.23	.27
Unhedged Floor Income	.16	.18	.15	.10
Consolidation Loan Rebate Fees	(.64)	(.65)	(.64)	(.65)
Repayment Borrower Benefits	(.12)	(.11)	(.11)	(.11)
Premium amortization	(.17)	(.13)	(.14)	(.12)

“Core Earnings” basis FFELP Loan net yield	2.07	2.08	2.08	2.06
“Core Earnings” basis FFELP Loan cost of funds	(1.16)	(1.10)	(1.15)	(1.10)

“Core Earnings” basis FFELP Loan spread	.91	.98	.93	.96
“Core Earnings” basis other interest-earning asset spread impact	(.10)	(.09)	(.08)	(.08)

“Core Earnings” basis FFELP Loan net interest margin(1)	.81%	.89%	.85%	.88%

“Core Earnings” basis FFELP Loan net interest margin(1)	.81%	.89%	.85%	.88%
Adjustment for GAAP accounting treatment(2)	.38	.38	.37	.41

GAAP-basis FFELP Loan net interest margin(1)	1.19%	1.27%	1.22%	1.29%

(1) The average balances of our FFELP Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
FFELP Loans	$101,305	$100,467	$102,455	$101,393
Other interest-earning assets	4,186	3,949	4,040	3,922

Total FFELP Loan “Core Earnings” basis interest-earning assets	$105,491	$104,416	$106,495	$105,315

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

The decrease in the net interest margin from prior periods is primarily the result of an increase in premium expense related to an $8.5 billion loan acquisition in the fourth quarter of 2014 as well as an increase in the cost of funds and lower floor income.

As of June 30, 2015, our FFELP Loan portfolio totaled $100.3 billion, comprised of $38.7 billion of FFELP Stafford loans and $61.6 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of June 30, 2015 was 4.8 years and 8.8 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 3 percent and 3 percent, respectively.

Floor Income

The following table analyzes on a “Core Earnings” basis the ability of the FFELP Loans in our portfolio to earn Floor Income after June 30, 2015 and 2014, based on interest rates as of those dates.

	June 30, 2015			June 30, 2014
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Student loans eligible to earn Floor Income	$86.0	$12.8	$98.8	$86.0	$12.4	$98.4
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(44.4)	(1.3)	(45.7)	(43.4)	(0.9)	(44.3)
Less: economically hedged Floor Income Contracts	(27.2)	—	(27.2)	(27.2)	—	(27.2)

Student loans eligible to earn Floor Income	$14.4	$11.5	$25.9	$15.4	$11.5	$26.9

Student loans earning Floor Income	$14.4	$1.4	$15.8	$15.3	$0.6	$15.9

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period July 1, 2015 to December 31, 2019.

(Dollars in billions)	July 1, 2015 to December 31, 2015	2016	2017	2018	2019
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$27.2	$19.9	$14.0	$13.2	$5.5

Servicing Revenue — FFELP Loans

The increase in servicing revenue over the prior periods is primarily the result of increasing our recovery expectation on previously assessed late fees.

Operating Expenses — FFELP Loans

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged by the Business Services segment and included in those amounts was $108 million and $115 million for the quarters ended June 30, 2015 and 2014, respectively, and $219 million and $233 million for the six months ended June 30, 2015 and 2014, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 44 basis points and 48 basis points of average FFELP Loans in the quarters ended June 30, 2015 and 2014, respectively, and 45 basis points and 49 basis points of average FFELP Loans in the six months ended June 30, 2015 and 2014, respectively. The decrease in operating expenses from the year-ago quarter was primarily the result of the decrease in the average servicing rate paid.

Private Education Loans Segment

The following table includes “Core Earnings” results for our Private Education Loans segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
“Core Earnings” interest income:
Private Education Loans	$434	$490	(11)%	$891	$985	(10)%
Cash and investments	—	—	—	—	—	—

Total “Core Earnings” interest income	434	490	(11)	891	985	(10)
Total “Core Earnings” interest expense	171	173	(1)	345	358	(4)

Net “Core Earnings” interest income	263	317	(17)	546	627	(13)
Less: provision for loan losses	191	145	32	311	281	11

Net “Core Earnings” interest income after provision for loan losses	72	172	(58)	235	346	(32)
Servicing revenue	6	7	(14)	12	8	50
Direct operating expenses	44	42	5	90	98	(8)

Income before income tax expense	34	137	(75)	157	256	(39)
Income tax expense	12	51	(76)	58	95	(39)

“Core Earnings”	$22	$86	(74)%	$99	$161	(39)%

Quarterly “Core Earnings” were $22 million compared with $86 million in the year-ago quarter. This decrease is primarily the result of a $54 million decrease in net interest income due to a decline in the net interest margin and the balance of the portfolio. In addition, there was a $46 million increase in the provision for Private Education Loan losses which was primarily the result of an increase in the amount of loans exiting deferment status in 2014 over prior years and those loans experiencing unfavorable credit trends compared to loans that exited deferment in prior years. This segment of borrowers returned to school during the recession, deferred payment on their existing loans, and exited deferment status in 2014.

“Core Earnings” key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Private Education Loan spread	3.66%	4.10%	3.77%	4.05%
Net interest margin	3.55%	4.00%	3.64%	3.96%
Provision for loan losses	$191	$145	$311	$281
Net adjustment resulting from the change in the charge-off rate(1)	$330	$—	$330	$—
Net charge-offs remaining	179	166	369	385

Total net charge-offs	$509	$166	$699	$385
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	2.7%	2.5%	2.8%	2.9%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	5.1%	—%	2.5%	—%
Total delinquency rate	6.8%	7.1%	6.8%	7.1%
Greater than 90-day delinquency rate	3.3%	3.2%	3.3%	3.2%
Forbearance rate	3.7%	4.2%	3.7%	4.2%
Loans in repayment with more than 12 payments made	93.0%	90.4%	93.0%	90.4%
Cosigner rate	65%	64%	65%	64%
Average FICO	719	718	719	718

(1)

In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

Private Education Loan Net Interest Margin

The following table shows the “Core Earnings” basis Private Education Loan net interest margin along with reconciliation to the GAAP-basis Private Education Loan net interest margin before provision for loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
“Core Earnings” basis Private Education Loan yield	5.97%	6.27%	6.06%	6.31%
“Core Earnings” basis Private Education Loan cost of funds	(2.31)	(2.17)	(2.29)	(2.26)

“Core Earnings” basis Private Education Loan spread	3.66	4.10	3.77	4.05
“Core Earnings” basis other interest-earning asset spread impact	(.11)	(.10)	(.13)	(.09)

“Core Earnings” basis Private Education Loan net interest margin(1)	3.55%	4.00%	3.64%	3.96%

“Core Earnings” basis Private Education Loan net interest margin(1)	3.55%	4.00%	3.64%	3.96%
Adjustment for GAAP accounting treatment(2)	(.03)	.11	(.02)	.26

GAAP basis Private Education Loan net interest margin(1)	3.52%	4.11%	3.62%	4.22%

(1) The average balances of our Private Education Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Private Education Loans	$29,207	$31,408	$29,653	$31,467
Other interest-earning assets	561	491	577	492

Total Private Education Loan “Core Earnings” basis interest-earning assets	$29,768	$31,899	$30,230	$31,959

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Difference between ‘Core Earnings’ and GAAP” above.

The decline in the net interest margin compared to prior periods primarily relates to higher interest provision related to the higher provision for loan losses and an increase in the cost of funds.

Private Education Loan Provision for Loan Losses

The Private Education Loan provision for loan losses on a “Core Earnings” basis was $191 million in the second quarter of 2015, up $46 million from the second quarter of 2014. This increase in provision is primarily the result of an increase in the amount of loans exiting deferment status in 2014 over prior years and those loans experiencing unfavorable credit trends compared to loans that exited deferment in prior years. This segment of borrowers returned to school during the recession, deferred payment on their existing loans, and exited deferment status in 2014. The remainder of the portfolio continues to perform as expected and is experiencing positive credit trends.

In establishing the allowance for Private Education Loan losses as of June 30, 2015, we considered several factors with respect to our Private Education Loan portfolio. On a “Core Earnings” basis, total loans delinquent (as a percentage of loans in repayment) have decreased to 6.8 percent from 7.1 percent in the year-ago quarter. Loans greater than 90 days delinquent (as a percentage of loans in repayment) have increased to 3.3 percent from 3.2 percent in the year-ago quarter. The “Core Earnings” charge-off rate increased to 2.7 percent, excluding the impact from the change described in the “Core Earnings” key performance metrics table above, from 2.5 percent in the year-ago quarter. Loans in forbearance (as a percentage of loans in repayment and forbearance) decreased to 3.7 percent from 4.2 percent in the year-ago quarter.

Operating Expenses — Private Education Loans Segment

Operating expenses for our Private Education Loans segment include costs incurred to service and collect on our Private Education Loan portfolio. Operating expenses were $44 million and $42 million for the quarters ended June 30, 2015 and 2014, respectively, and $90 million and $98 million for the six months ended June 30, 2015 and 2014, respectively.

Business Services Segment

The following table includes “Core Earnings” results for our Business Services segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Net interest income	$—	$—	—%	$—	$—	—%
Servicing revenue:
Intercompany loan servicing	108	115	(6)	219	234	(6)
Third-party loan servicing	47	42	12	90	83	8
Guarantor servicing	8	9	(11)	17	18	(6)

Total servicing revenue	163	166	(2)	326	335	(3)
Asset recovery revenue	99	132	(25)	188	243	(23)
Other Business Services revenue	—	1	(100)	2	—	100

Total other income	262	299	(12)	516	578	(11)
Direct operating expenses	119	93	28	235	188	25

Income from continuing operations, before income tax expense	143	206	(31)	281	390	(28)
Income tax expense	53	76	(30)	105	146	(28)

Net income from continuing operations	90	130	(31)	176	244	(28)
Income from discontinued operations, net of tax expense	—	—	—	—	1	(100)

“Core Earnings”	$90	$130	(31)%	$176	$245	(28)%

“Core Earnings” were $90 million in the second quarter of 2015, compared with $130 million in the year-ago quarter. The decrease was primarily the result of lower asset recovery revenue, primarily related to a legislative reduction in certain fees earned and a lower balance of intercompany FFELP Loans serviced. Key segment metrics are:

	As of June 30,
(Dollars in billions)	2015	2014
Number of accounts serviced for ED (in millions)	6.1	5.8
Total federal loans serviced	$281	$272
Contingent collections receivables inventory:
Student loans	$11.0	$13.5
Other	9.1	2.8

Total contingent collections receivables inventory	$20.1	$16.3

In February 2015, Navient completed the acquisition of Gila LLC, an asset recovery and business process outsourcing firm serving more than 600 clients in 39 states. The firm provides receivables management services and account processing solutions for state governments, agencies, court systems and municipalities.

Revenues related to services performed on FFELP Loans accounted for 72 percent and 78 percent, respectively, of total Business Services segment revenues for the quarters ended June 30, 2015 and 2014, and 73 percent and 78 percent, respectively, of total Business Services segment revenues for the six months ended June 30, 2015 and 2014.

Servicing Revenue

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $98 billion and $100 billion for the quarters ended June 30, 2015 and 2014, respectively, and $100 billion and $102 billion for the six months ended June 30, 2015 and 2014, respectively. The decline in the intercompany loan servicing revenue from the year-ago periods was primarily due to the decrease in the average servicing rate paid as well as the decline in the average balance of FFELP Loans serviced.

Third-party loan servicing income increased $5 million from the year-ago quarter and $7 million for the first six months of 2015 compared with the year-ago period primarily related to an increase in the number of accounts serviced for ED.

The Company services student loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.1 million customer accounts under the ED Servicing Contract as of June 30, 2015, compared with 5.8 million customer accounts serviced at June 30, 2014. Third-party loan servicing fees in the quarters ended June 30, 2015 and 2014 included $35 million and $31 million, respectively, of servicing revenue related to the ED Servicing Contract. On June 13, 2014, ED extended its servicing contract with us to service Direct Student Loan Program federal loans for five more years.

Asset Recovery Revenue

Our asset recovery revenue consists of fees we receive for asset recovery of delinquent and defaulted debt on behalf of third-party clients performed on a contingent basis. The majority of this fee revenue is generated through collecting or rehabilitating defaulted federal loans. Asset recovery revenue decreased $33 million in the second quarter of 2015 compared with the year-ago quarter primarily as a result of the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduced the amount paid to Guarantor agencies for defaulted FFELP Loans that are rehabilitated. This legislative reduction in fees represents $39 million of the decrease in asset recovery revenue. This reduction was partially offset by higher asset recovery volume and revenue from the acquisition of Gila LLC.

Since 1997, Navient has provided asset recovery services on defaulted student loans to ED. This contract expired by its terms on February 21, 2015 and our Pioneer Credit Recovery subsidiary received no new account placements under the contract. We are engaged with ED to learn more about their decision and address any questions or concerns they may have. In addition, on March 9, 2015, Pioneer filed a bid protest with the U.S. Government Accountability Office (“GAO”) which was dismissed on March 13, 2015. This bid protest was dismissed from the GAO based upon overlapping jurisdiction. Following the bid protest dismissal, Pioneer filed its own complaint with the U.S. Court of Federal Claims, which complaint was consolidated with several similar cases filed by other private collection agencies. On April 16, 2015, Pioneer’s complaint, together with the other plaintiffs’ consolidated complaints, was dismissed for lack of jurisdiction. We have appealed this decision. A hearing date has not been set.

Separately, we have submitted a response to ED’s request for proposals (RFP) in relation to a new contract for similar services. There can be no assurances that Pioneer will be awarded an extension of the existing contract, a new contract under the RFP or what volume of accounts might be placed with Pioneer.

Operating Expenses — Business Services Segment

Operating expenses for our Business Services segment primarily include costs incurred to service our FFELP Loan portfolio, third-party servicing and asset recovery costs, and other operating costs. The $26 million increase in operating expenses in the quarter ended June 30, 2015 compared with the year-ago quarter was primarily due to operating costs related to Gila LLC, which was acquired in the prior quarter, incremental third-party servicing expenses related to an $8.5 billion loan acquisition in fourth-quarter 2014, increased operating costs related to higher servicing and asset recovery volumes and increased regulatory compliance costs.

Other Segment

The following table includes “Core Earnings” results of our Other segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Net interest loss after provision for loan losses	$(25)	$(27)	(7)%	$(52)	$(48)	8%
Gains on sales of loans and investments	—	—	—	—	—	—
Gains on debt repurchases	—	—	—	—	—	—
Other	3	8	(63)	8	11	(27)

Total other income	3	8	(63)	8	11	(27)
Direct operating expenses	3	2	50	5	115	(96)
Overhead expenses:
Corporate overhead	26	27	(4)	60	53	13
Unallocated information technology costs	29	25	16	58	48	21

Total overhead expenses	55	52	6	118	101	17

Total operating expenses	58	54	7	123	216	(43)

Loss before income tax benefit	(80)	(73)	10	(167)	(253)	(34)
Income tax benefit	(29)	(26)	12	(63)	(95)	(34)

“Core Earnings” (loss)	$(51)	$(47)	9%	$(104)	$(158)	(34)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses includes net interest loss related to our corporate liquidity portfolio, partially offset by net interest income related to our mortgage and consumer loan portfolios.

Gains on Debt Repurchases

We repurchased $522 million and $5 million face amount of our unsecured debt for the quarters ended June 30, 2015 and 2014, respectively, and $1.1 billion and $5 million face amount of our unsecured debt for the six months ended June 30, 2015 and 2014, respectively. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

Direct Operating Expenses — Other Segment

In the first quarter of 2014, we recognized $111 million of expense related to the settlement of regulatory matters (for additional information, see Part II. “Other Information,” Item 1. “Legal Proceedings — Regulatory Matters”). This regulatory expense in the first quarter of 2014 was the primary driver of the decrease in operating expenses for the six months ended June 30, 2015 compared with the year-ago period.

Overhead — Other Segment

Unallocated corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations. The increase in overhead expenses in the six months ended June 30, 2015 compared with the year-ago period is primarily due to incremental costs post-Spin-Off resulting from operating as a new separate company.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$101,305	2.48%	$100,926	2.51%	$102,455	2.48%	$102,322	2.52%
Private Education Loans	29,207	5.97	33,811	6.40	29,653	6.06	36,364	6.56
Other loans	77	9.78	93	9.36	79	9.36	96	9.52
Cash and investments	6,191	.12	7,014	.13	6,248	.12	7,543	.15

Total interest-earning assets	136,780	3.12%	141,844	3.32%	138,435	3.15%	146,325	3.41%

Non-interest-earning assets	4,399		3,411		4,326		3,766

Total assets	$141,179		$145,255		$142,761		$150,091

Average Liabilities and Equity
Short-term borrowings	$3,138	2.40%	$7,678	.67%	$3,532	2.34%	$10,452	.76%
Long-term borrowings	131,193	1.52	130,534	1.54	132,369	1.50	131,819	1.53

Total interest-bearing liabilities	134,331	1.54%	138,212	1.49%	135,901	1.53%	142,271	1.48%

Non-interest-bearing liabilities	2,845		2,537		2,777		2,758
Equity	4,003		4,506		4,083		5,062

Total liabilities and equity	$141,179		$145,255		$142,761		$150,091

Net interest margin		1.61%		1.87%		1.65%		1.97%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
Three Months Ended June 30, 2015 vs. 2014
Interest income	$(111)	$(70)	$(41)
Interest expense	2	17	(15)

Net interest income	$(113)	$(90)	$(23)

Six Months Ended June 30, 2015 vs. 2014
Interest income	$(310)	$(181)	$(129)
Interest expense	(13)	34	(47)

Net interest income	$(297)	$(223)	$(74)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net — GAAP and “Core Earnings” Basis

	June 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$359	$—	$359	$272	$631
Grace, repayment and other(2)	37,711	61,137	98,848	29,030	127,878

Total, gross	38,070	61,137	99,207	29,302	128,509
Unamortized premium/(discount)	664	482	1,146	(564)	582
Receivable for partially charged-off loans	—	—	—	902	902
Allowance for loan losses	(54)	(35)	(89)	(1,533)	(1,622)

Total student loan portfolio	$38,680	$61,584	$100,264	$28,107	$128,371

% of total FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

	December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$488	$—	$488	$436	$924
Grace, repayment and other(2)	39,958	62,992	102,950	30,625	133,575

Total, gross	40,446	62,992	103,438	31,061	134,499
Unamortized premium/(discount)	677	499	1,176	(594)	582
Receivable for partially charged-off loans	—	—	—	1,245	1,245
Allowance for loan losses	(58)	(35)	(93)	(1,916)	(2,009)

Total student loan portfolio	$41,065	$63,456	$104,521	$29,796	$134,317

% of total FFELP	39%	61%	100%
% of total	31%	47%	78%	22%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Average Student Loan Balances (net of unamortized premium/discount) — GAAP Basis

	Three Months Ended June 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$39,309	$61,996	$101,305	$29,207	$130,512
% of FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

	Three Months Ended June 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,408	$62,518	$100,926	$33,811	$134,737
% of FFELP	38%	62%	100%
% of total	29%	46%	75%	25%	100%

	Six Months Ended June 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$39,968	$62,487	$102,455	$29,653	$132,108
% of FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

	Six Months Ended June 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$39,041	$63,281	$102,322	$36,364	$138,686
% of FFELP	38%	62%	100%
% of total	28%	46%	74%	26%	100%

Average Student Loan Balances (net of unamortized premium/discount) — “Core Earnings” Basis

	Three Months Ended June 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$39,309	$61,996	$101,305	$29,207	$130,512
% of FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

	Three Months Ended June 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,408	$62,059	$100,467	$31,408	$131,875
% of FFELP	38%	62%	100%
% of total	29%	47%	76%	24%	100%

	Six Months Ended June 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$39,968	$62,487	$102,455	$29,653	$132,108
% of FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

	Six Months Ended June 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$39,041	$62,352	$101,393	$31,467	$132,860
% of FFELP	39%	61%	100%
% of total	29%	47%	76%	24%	100%

Student Loan Activity — GAAP Basis

	Three Months Ended June 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$39,867	$62,557	$102,424	$28,990	$131,414
Acquisitions	527	473	1,000	4	1,004
Capitalized interest and premium/discount amortization	287	289	576	124	700
Consolidations to third parties	(718)	(529)	(1,247)	(41)	(1,288)
Sales	(150)	(36)	(186)	—	(186)
Repayments and other	(1,133)	(1,170)	(2,303)	(970)	(3,273)

Ending balance	$38,680	$61,584	$100,264	$28,107	$128,371

	Three Months Ended June 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$39,088	$63,547	$102,635	$38,157	$140,792
Acquisitions and originations	344	474	818	123	941
Capitalized interest and premium/discount amortization	281	271	552	157	709
Consolidations to third parties	(418)	(349)	(767)	(26)	(793)
Sales	—	—	—	—	—
Distribution of SLM BankCo	(495)	(885)	(1,380)	(7,204)	(8,584)
Repayments and other	(994)	(1,134)	(2,128)	(883)	(3,011)

Ending balance	$37,806	$61,924	$99,730	$30,324	$130,054

	Six Months Ended June 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$41,065	$63,456	$104,521	$29,796	$134,317
Acquisitions	933	891	1,824	10	1,834
Capitalized interest and premium/discount amortization	595	568	1,163	260	1,423
Consolidations to third parties	(1,375)	(1,016)	(2,391)	(64)	(2,455)
Sales	(301)	(72)	(373)	—	(373)
Repayments and other	(2,237)	(2,243)	(4,480)	(1,895)	(6,375)

Ending balance	$38,680	$61,584	$100,264	$28,107	$128,371

	Six Months Ended June 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$40,021	$64,567	$104,588	$37,512	$142,100
Acquisitions and originations	622	650	1,272	1,645	2,917
Capitalized interest and premium/discount amortization	588	575	1,163	368	1,531
Consolidations to third parties	(822)	(626)	(1,448)	(59)	(1,507)
Sales	—	—	—	—	—
Distribution of SLM BankCo	(495)	(885)	(1,380)	(7,204)	(8,584)
Repayments and other	(2,108)	(2,357)	(4,465)	(1,938)	(6,403)

Ending balance	$37,806	$61,924	$99,730	$30,324	$130,054

Student Loan Activity — “Core Earnings” Basis

	Three Months Ended June 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$39,867	$62,557	$102,424	$28,990	$131,414
Acquisitions	527	473	1,000	4	1,004
Capitalized interest and premium/discount amortization	287	289	576	124	700
Consolidations to third parties	(718)	(529)	(1,247)	(41)	(1,288)
Sales	(150)	(36)	(186)	—	(186)
Repayments and other	(1,133)	(1,170)	(2,303)	(970)	(3,273)

Ending balance	$38,680	$61,584	$100,264	$28,107	$128,371

	Three Months Ended June 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$38,585	$62,655	$101,240	$30,949	$132,189
Acquisitions	344	474	818	93	911
Capitalized interest and premium/discount amortization	280	269	549	153	702
Consolidations to third parties	(416)	(347)	(763)	(25)	(788)
Sales	—	—	—	—	—
Repayments and other	(987)	(1,127)	(2,114)	(846)	(2,960)

Ending balance	$37,806	$61,924	$99,730	$30,324	$130,054

	Six Months Ended June 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$41,065	$63,456	$104,521	$29,796	$134,317
Acquisitions	933	891	1,824	10	1,834
Capitalized interest and premium/discount amortization	595	568	1,163	260	1,423
Consolidations to third parties	(1,375)	(1,016)	(2,391)	(64)	(2,455)
Sales	(301)	(72)	(373)	—	(373)
Repayments and other	(2,237)	(2,243)	(4,480)	(1,895)	(6,375)

Ending balance	$38,680	$61,584	$100,264	$28,107	$128,371

	Six Months Ended June 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$39,499	$63,664	$103,163	$31,006	$134,169
Acquisitions	623	649	1,272	765	2,037
Capitalized interest and premium/discount amortization	581	564	1,145	336	1,481
Consolidations to third parties	(815)	(621)	(1,436)	(51)	(1,487)
Sales	—	—	—	—	—
Repayments and other	(2,082)	(2,332)	(4,414)	(1,732)	(6,146)

Ending balance	$37,806	$61,924	$99,730	$30,324	$130,054

Student Loan Allowance for Loan Losses Activity — GAAP Basis

	Three Months Ended June 30,
	2015			2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$91	$1,849	$1,940	$107	$2,059	$2,166
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	(330)	—	—	—
Net charge-offs remaining(2)	(9)	(179)	(188)	(15)	(166)	(181)

Total net charge-offs	(9)	(509)	(518)	(15)	(166)	(181)
Student loan sales	—	—	—	—	—	—
Distribution of SLM BankCo	—	—	—	(6)	(69)	(75)
Plus:
Provision for loan losses	7	191	198	10	155	165
Reclassification of interest reserve(3)	—	2	2	—	4	4

Ending balance	$89	$1,533	$1,622	$96	$1,983	$2,079

Troubled debt restructuring(4)	$—	$10,399	$10,399	$—	$9,650	$9,650

	Six Months Ended June 30,
	2015			2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$93	$1,916	$2,009	$119	$2,097	$2,216
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	(330)	—	—	—
Net charge-offs remaining(2)	(16)	(369)	(385)	(37)	(385)	(422)

Total net charge-offs	(16)	(699)	(715)	(37)	(385)	(422)
Student loan sales	—	—	—	—	—	—
Distribution of SLM BankCo	—	—	—	(6)	(69)	(75)
Plus:
Provision for loan losses	12	311	323	20	330	350
Reclassification of interest reserve(3)	—	5	5	—	10	10

Ending balance	$89	$1,533	$1,622	$96	$1,983	$2,079

Troubled debt restructuring(4)	$—	$10,399	$10,399	$—	$9,650	$9,650

(1)

In the second quarter of 2015, the portion of the loan amount charged off at default on Private Education Loans increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

(2)

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

(3)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(4)	Represents the recorded investment of loans classified as troubled debt restructuring.

Student Loan Allowance for Loan Losses Activity — “Core Earnings” Basis

	Three Months Ended June 30,
	2015			2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$91	$1,849	$1,940	$101	$1,987	$2,088
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	(330)	—	—	—
Net charge-offs remaining(2)	(9)	(179)	(188)	(15)	(166)	(181)

Total net charge-offs	(9)	(509)	(518)	(15)	(166)	(181)
Student loan sales	—	—	—	—	—	—
Plus:
Provision for loan losses	7	191	198	10	145	155
Reclassification of interest reserve(3)	—	2	2	—	4	4
Other transactions	—	—	—	—	13	13

Ending balance	$89	$1,533	$1,622	$96	$1,983	$2,079

Troubled debt restructuring(4)	$—	$10,399	$10,399	$—	$9,650	$9,650

	Six Months Ended June 30,
	2015			2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$93	$1,916	$2,009	$113	$2,035	$2,148
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	(330)	—	—	—
Net charge-offs remaining(2)	(16)	(369)	(385)	(37)	(385)	(422)

Total net charge-offs	(16)	(699)	(715)	(37)	(385)	(422)
Student loan sales	—	—	—	—	—	—
Plus:
Provision for loan losses	12	311	323	20	281	301
Reclassification of interest reserve(3)	—	5	5	—	10	10
Other transactions	—	—	—	—	42	42

Ending balance	$89	$1,533	$1,622	$96	$1,983	$2,079

Troubled debt restructuring(4)	$—	$10,399	$10,399	$—	$9,650	$9,650

(1)

In the second quarter of 2015, the portion of the loan amount charged off at default on Private Education Loans increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

(2)

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

(3)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(4)	Represents the recorded investment of loans classified as troubled debt restructuring.

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	FFELP Loan Delinquencies
	June 30,
	2015		2014
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$9,760		$11,794
Loans in forbearance(2)	14,203		14,929
Loans in repayment and percentage of each status:
Loans current	63,363	84.2%	61,438	85.2%
Loans delinquent 31-60 days(3)	3,367	4.5	3,531	4.9
Loans delinquent 61-90 days(3)	2,186	2.9	2,112	2.9
Loans delinquent greater than 90 days(3)	6,328	8.4	5,033	7.0

Total FFELP Loans in repayment	75,244	100%	72,114	100%

Total FFELP Loans, gross	99,207		98,837
FFELP Loan unamortized premium	1,146		989

Total FFELP Loans	100,353		99,826
FFELP Loan allowance for losses	(89)		(96)

FFELP Loans, net	$100,264		$99,730

Percentage of FFELP Loans in repayment		75.8%		73.0%

Delinquencies as a percentage of FFELP Loans in repayment		15.8%		14.8%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.9%		17.2%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP Basis

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Allowance at beginning of period	$91	$107	$93	$119
Provision for FFELP Loan losses	7	10	12	20
Charge-offs	(9)	(15)	(16)	(37)
Student loan sales	—	—	—	—
Distribution of SLM BankCo	—	(6)	—	(6)

Allowance at end of period	$89	$96	$89	$96

Charge-offs as a percentage of average loans in repayment (annualized)	.05%	.08%	.04%	.10%
Allowance as a percentage of ending total loans, gross	.09%	.10%	.09%	.10%
Allowance as a percentage of ending loans in repayment	.12%	.13%	.12%	.13%
Allowance coverage of charge-offs (annualized)	2.3	1.6	2.8	1.3
Ending total loans, gross	$99,207	$98,837	$99,207	$98,837
Average loans in repayment	$76,325	$72,621	$76,896	$73,056
Ending loans in repayment	$75,244	$72,114	$75,244	$72,114

Allowance for FFELP Loan Losses — “Core Earnings” Basis

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Allowance at beginning of period	$91	$101	$93	$113
Provision for FFELP Loan losses	7	10	12	20
Charge-offs	(9)	(15)	(16)	(37)
Student loan sales	—	—	—	—

Allowance at end of period	$89	$96	$89	$96

Charge-offs as a percentage of average loans in repayment (annualized)	.05%	.08%	.04%	.10%
Allowance as a percentage of ending total loans, gross	.09%	.10%	.09%	.10%
Allowance as a percentage of ending loans in repayment	.12%	.13%	.12%	.13%
Allowance coverage of charge-offs (annualized)	2.3	1.6	2.8	1.3
Ending total loans, gross	$99,207	$98,837	$99,207	$98,837
Average loans in repayment	$76,325	$72,297	$76,896	$72,391
Ending loans in repayment	$75,244	$72,114	$75,244	$72,114

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	Private Education Loan Delinquencies
	June 30,
	2015		2014
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,439		$3,375
Loans in forbearance(2)	998		1,201
Loans in repayment and percentage of each status:
Loans current	24,100	93.2%	25,202	92.9%
Loans delinquent 31-60 days(3)	544	2.1	670	2.5
Loans delinquent 61-90 days(3)	369	1.4	391	1.4
Loans delinquent greater than 90 days(3)	852	3.3	873	3.2

Total Private Education Loans in repayment	25,865	100%	27,136	100%

Total Private Education Loans, gross	29,302		31,712
Private Education Loan unamortized discount	(564)		(674)

Total Private Education Loans	28,738		31,038
Private Education Loan receivable for partially charged-off loans	902		1,269
Private Education Loan allowance for losses	(1,533)		(1,983)

Private Education Loans, net	$28,107		$30,324

Percentage of Private Education Loans in repayment		88.3%		85.6%

Delinquencies as a percentage of Private Education Loans in repayment		6.8%		7.1%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.7%		4.2%

Loans in repayment with more than 12 payments made		93.0%		90.4%

Percentage of Private Education Loans with a cosigner		65%		64%

Average FICO at origination		719		718

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses — GAAP Basis

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Allowance at beginning of period	$1,849	$2,059	$1,916	$2,097
Provision for Private Education Loan losses	191	155	311	330
Net adjustment resulting from the change in the charge-off rate(1)	(330)	—	(330)	—
Net charge-offs remaining(2)	(179)	(166)	(369)	(385)

Total net charge-offs	(509)	(166)	(699)	(385)
Reclassification of interest reserve(3)	2	4	5	10
Distribution of SLM BankCo	—	(69)	—	(69)

Allowance at end of period	$1,533	$1,983	$1,533	$1,983

Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	2.7%	2.3%	2.8%	2.6%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	5.1%	—%	2.5%	—%
Average coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	2.1	3.0	2.1	2.6
Allowance as a percentage of ending total loans	5.1%	6.0%	5.1%	6.0%
Allowance as a percentage of ending loans in repayment	5.9%	7.3%	5.9%	7.3%
Ending total loans(4)	$30,204	$32,981	$30,204	$32,981
Average loans in repayment	$26,122	$28,599	$26,382	$29,999
Ending loans in repayment	$25,865	$27,136	$25,865	$27,136

(1)

In the second quarter of 2015, the portion of the loan amount charged off at default was increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

(2)

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

(3)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(4)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

Allowance for Private Education Loan Losses — “Core Earnings” Basis

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Allowance at beginning of period	$1,849	$1,987	$1,916	$2,035
Provision for Private Education Loan losses	191	145	311	281
Net adjustment resulting from the change in the charge-off rate(1)	(330)	—	(330)	—
Net charge-offs remaining(2)	(179)	(166)	(369)	(385)

Total net charge-offs	(509)	(166)	(699)	(385)
Reclassification of interest reserve(3)	2	4	5	10
Loan sales and other transactions	—	13	—	42

Allowance at end of period	$1,533	$1,983	$1,533	$1,983

Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	2.7%	2.5%	2.8%	2.9%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	5.1%	—%	2.5%	—%
Average coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	2.1	3.0	2.1	2.6
Allowance as a percentage of ending total loans	5.1%	6.0%	5.1%	6.0%
Allowance as a percentage of ending loans in repayment	5.9%	7.3%	5.9%	7.3%
Ending total loans(4)	$30,204	$32,981	$30,204	$32,981
Average loans in repayment	$26,122	$27,194	$26,382	$27,111
Ending loans in repayment	$25,865	$27,136	$25,865	$27,136

(1)

In the second quarter of 2015, the portion of the loan amount charged off at default was increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

(2)

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

(3)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(4)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional Private Education Loans for the quarters ended.

GAAP Basis:

	June 30, 2015			June 30, 2014
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$27,495	$2,709	$30,204	$29,824	$3,157	$32,981
Ending loans in repayment	23,828	2,037	25,865	24,947	2,189	27,136
Private Education Loan allowance for losses	1,282	251	1,533	1,546	437	1,983
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(2)	2.4%	6.9%	2.7%	2.0%	6.8%	2.3%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(2)	3.5%	23.6%	5.1%	—%	—%	—%
Average coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(2)	2.2	1.8	2.1	3.0	2.9	3.0
Allowance as a percentage of ending total loan balance	4.7%	9.3%	5.1%	5.2%	13.8%	6.0%
Allowance as a percentage of ending loans in repayment	5.4%	12.4%	5.9%	6.2%	19.9%	7.3%
Delinquencies as a percentage of Private Education Loans in repayment	6.1%	15.1%	6.8%	6.3%	16.2%	7.1%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	2.9%	8.0%	3.3%	2.8%	8.0%	3.2%
Loans in forbearance as a percentage of loans in repayment and forbearance	3.6%	5.5%	3.7%	4.1%	6.1%	4.2%
Loans that entered repayment during the period(3)	$68	$3	$71	$85	$5	$90
Percentage of Private Education Loans with a cosigner	67%	32%	65%	67%	31%	64%
Average FICO at origination	726	626	719	726	626	718

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)

In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

(3)	Includes loans that are required to make a payment for the first time.

“Core Earnings” Basis:

	June 30, 2015			June 30, 2014
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$27,495	$2,709	$30,204	$29,824	$3,157	$32,981
Ending loans in repayment	23,828	2,037	25,865	24,947	2,189	27,136
Private Education Loan allowance for losses	1,282	251	1,533	1,546	437	1,983
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(2)	2.4%	6.9%	2.7%	2.1%	6.8%	2.5%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(2)	3.5%	23.6%	5.1%	—%	—%	—%
Average coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(2)	2.2	1.8	2.1	3.0	2.9	3.0
Allowance as a percentage of ending total loan balance	4.7%	9.3%	5.1%	5.2%	13.8%	6.0%
Allowance as a percentage of ending loans in repayment	5.4%	12.4%	5.9%	6.2%	19.9%	7.3%
Delinquencies as a percentage of Private Education Loans in repayment	6.1%	15.1%	6.8%	6.3%	16.2%	7.1%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	2.9%	8.0%	3.3%	2.8%	8.0%	3.2%
Loans in forbearance as a percentage of loans in repayment and forbearance	3.6%	5.5%	3.7%	4.1%	6.1%	4.2%
Loans that entered repayment during the period(3)	$68	$3	$71	$85	$5	$90
Percentage of Private Education Loans with a cosigner	67%	32%	65%	67%	31%	64%
Average FICO at origination	726	626	719	726	626	718

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)

In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

(3)	Includes loans that are required to make a payment for the first time.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for Private Education Loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The financial crisis, which began in 2007, impacted our collections on defaulted loans and as a result, Private Education Loans which defaulted from 2007 through March 31, 2015, experienced collection performance below our pre-financial crisis experience. As a result, until we gained enough data and experience to determine the long-term, post-default recovery rate of 21 percent this quarter, we established a reserve for potential shortfalls in recoveries. In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans. We no longer expect to have significant periodic recovery shortfalls as a result of this change, however, it is possible we may continue to experience such shortfalls.

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans (GAAP-basis and “Core Earnings”-basis are the same).

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Receivable at beginning of period	$1,236	$1,297	$1,245	$1,313
Expected future recoveries of current period defaults(1)	46	53	108	124
Recoveries(2)	(50)	(58)	(102)	(119)
Net adjustment resulting from the change in the charge-off rate(3)	(330)	—	(330)	—
Net charge-offs remaining	—	(23)	(19)	(49)

Total net charge-offs	(330)	(23)	(349)	(49)

Receivable at end of period	902	1,269	902	1,269
Allowance for estimated recovery shortfalls(4)	—	(402)	—	(402)

Net receivable at end of period	$902	$867	$902	$867

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Prior to second-quarter 2015, charge-offs represent the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

(4)	The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the overall allowance for Private Education Loan losses.

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

At June 30, 2015, loans in forbearance status as a percentage of loans in repayment and forbearance were 11.1 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.5 percent for loans that have made more than 48 monthly payments. Approximately 54 percent of our Private Education Loans in forbearance status have made less than 25 monthly payments.

At June 30, 2015, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 8.9 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.5 percent for loans that have made more than 48 monthly payments. Approximately 45 percent of our Private Education Loans in repayment that are delinquent greater than 90 days have made less than 25 monthly payments.

In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans. Excluding this amount, for the three months ended June 30, 2015, charge-offs as a percentage of loans in repayment were 8.7 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.0 percent for loans that have made more than 48 monthly payments. Approximately 55 percent of our Private Education Loan charge-offs occurring in second-quarter 2015 made less than 25 monthly payments.

GAAP Basis:

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
June 30, 2015	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$2,439	$2,439
Loans in forbearance	387	150	136	119	206	—	998
Loans in repayment — current	1,418	2,158	3,402	3,721	13,401	—	24,100
Loans in repayment — delinquent 31-60 days	95	84	96	86	183	—	544
Loans in repayment — delinquent 61-90 days	81	63	65	57	103	—	369
Loans in repayment — delinquent greater than 90 days	218	162	152	118	202	—	852

Total	$2,199	$2,617	$3,851	$4,101	$14,095	$2,439	29,302

Unamortized discount							(564)
Receivable for partially charged-off loans							902
Allowance for loan losses							(1,533)

Total Private Education Loans, net							$28,107

Loans in forbearance as a percentage of loans in repayment and forbearance	17.6%	5.7%	3.5%	2.9%	1.5%	—%	3.7%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	12.1%	6.6%	4.1%	3.0%	1.5%	—%	3.3%

Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	13.6%	5.1%	2.8%	2.0%	1.0%	—%	2.7%

(1)

In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
June 30, 2014	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,375	$3,375
Loans in forbearance	537	200	169	125	170	—	1,201
Loans in repayment — current	2,091	3,471	4,046	4,229	11,365	—	25,202
Loans in repayment — delinquent 31-60 days	158	133	119	96	164	—	670
Loans in repayment — delinquent 61-90 days	98	80	72	53	88	—	391
Loans in repayment — delinquent greater than 90 days	271	189	152	104	157	—	873

Total	$3,155	$4,073	$4,558	$4,607	$11,944	$3,375	31,712

Unamortized discount							(674)
Receivable for partially charged-off loans							1,269
Allowance for loan losses							(1,983)

Total Private Education Loans, net							$30,324

Loans in forbearance as a percentage of loans in repayment and forbearance	17.0%	4.9%	3.7%	2.7%	1.4%	—%	4.2%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	10.4%	4.9%	3.5%	2.3%	1.3%	—%	3.2%

Net charge-offs as a percentage of average loans in repayment	7.3%	2.9%	2.1%	1.4%	.9%	—%	2.3%

“Core Earnings” Basis:

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
June 30, 2015	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$2,439	$2,439
Loans in forbearance	387	150	136	119	206	—	998
Loans in repayment — current	1,418	2,158	3,402	3,721	13,401	—	24,100
Loans in repayment — delinquent 31-60 days	95	84	96	86	183	—	544
Loans in repayment — delinquent 61-90 days	81	63	65	57	103	—	369
Loans in repayment — delinquent greater than 90 days	218	162	152	118	202	—	852

Total	$2,199	$2,617	$3,851	$4,101	$14,095	$2,439	29,302

Unamortized discount							(564)
Receivable for partially charged-off loans							902
Allowance for loan losses							(1,533)

Total Private Education Loans, net							$28,107

Loans in forbearance as a percentage of loans in repayment and forbearance	17.6%	5.7%	3.5%	2.9%	1.5%	—%	3.7%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	12.1%	6.6%	4.1%	3.0%	1.5%	—%	3.3%

Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	13.6%	5.1%	2.8%	2.0%	1.0%	—%	2.7%

(1)

In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
June 30, 2014	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,375	$3,375
Loans in forbearance	537	200	169	125	170	—	1,201
Loans in repayment — current	2,091	3,471	4,046	4,229	11,365	—	25,202
Loans in repayment — delinquent 31-60 days	158	133	119	96	164	—	670
Loans in repayment — delinquent 61-90 days	98	80	72	53	88	—	391
Loans in repayment — delinquent greater than 90 days	271	189	152	104	157	—	873

Total	$3,155	$4,073	$4,558	$4,607	$11,944	$3,375	31,712

Unamortized discount							(674)
Receivable for partially charged-off loans							1,269
Allowance for loan losses							(1,983)

Total Private Education Loans, net							$30,324

Loans in forbearance as a percentage of loans in repayment and forbearance	17.0%	4.9%	3.7%	2.7%	1.4%	—%	4.2%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	10.4%	4.9%	3.5%	2.3%	1.3%	—%	3.2%

Net charge-offs as a percentage of average loans in repayment	7.9%	3.2%	2.3%	1.6%	.9%	—%	2.5%

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of June 30, 2015.

	Loan Program
(Dollars in millions)	Signature and Other		Smart Option	Career Training	Total
$ in repayment	$20,661		$4,332	$872	$25,865
$ in total	$23,554		$4,843	$905	$29,302
Payment method by enrollment status:
In-school/grace	Deferred	(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated		Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. On a “Core Earnings” basis, as of June 30, 2015 and 2014, customers in repayment owing approximately $2.6 billion (10 percent of loans in repayment) and $3.9 billion (14 percent of loans in repayment), respectively, were enrolled in the interest-only program. Of these amounts, 7 percent and 8 percent were non-traditional loans as of June 30, 2015 and 2014, respectively.

Accrued Interest Receivable — GAAP and “Core Earnings” Basis:

The following table provides information regarding accrued interest receivable on our Private Education Loans and our allowance for uncollectible interest.

(Dollars in millions)	Accrued Interest Receivable	Allowance for Uncollectible Interest
June 30, 2015	$551	$36
December 31, 2014	$612	$40
June 30, 2014	$633	$49

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

We have unsecured debt that totaled $16.2 billion at June 30, 2015. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade. These ratings could result in higher cost of funds, and our senior unsecured debt to trade with greater volatility. From May 1, 2014 (Spin-Off) to June 30, 2015, we issued $1.5 billion of unsecured debt at an average all-in cost of one-month LIBOR plus 3.88 percent and an average term to maturity of 7.3 years.

We expect to fund our ongoing liquidity needs, including the repayment of $1.6 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash and investment portfolio, the predictable cash flows provided by operating activities ($1.1 billion in the six months ended June 30, 2015), the repayment of principal on unencumbered student loan assets, the distributions from our securitization trusts (including servicing fees which are priority payments within the trusts) and the issuance of additional unsecured debt. We may also draw down on our secured FFELP and Private Education Loan facilities or issue term ABS.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	June 30, 2015	December 31, 2014
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,619	$1,449
Unencumbered FFELP Loans	1,046	1,909

Total GAAP basis	$2,665	$3,358

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,441	$1,988	$1,628	$2,083
Unencumbered FFELP Loans	1,594	1,854	1,811	1,763

Total “Core Earnings” basis	3,035	3,842	3,439	3,846
SLM BankCo	—	1,039	—	1,969

Total GAAP basis	$3,035	$4,881	$3,439	$5,815

(1)	For the three months ended June 30, 2014, includes $580 million of cash and $459 million of FFELP Loans. For the six months ended June 30, 2014, includes $1.0 billion of cash and $929 million of FFELP Loans.

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan – other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of June 30, 2015 and December 31, 2014, the maximum additional capacity under these facilities was $11.5 billion and $13.2 billion, respectively. For the three months ended June 30, 2015 and 2014, the average maximum additional capacity under these facilities was $12.2 billion and $11.8 billion, respectively. For the six months ended June 30, 2015 and 2014, the average maximum additional capacity under these facilities was $12.5 billion and $12.0 billion, respectively.

In addition to the FFELP Loan – other facilities, liquidity may also be available from our Private Education Loan ABCP facility. This facility provides liquidity for Private Education Loan acquisitions and for the refinancing of loans presently on our balance sheet. The maximum capacity under this facility is $1 billion and it matures in June 2016. At June 30, 2015, the available capacity under this facility was $398 million.

We also hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. Total unencumbered student loans comprised $5.7 billion of our unencumbered assets of which $4.7 billion and $1.0 billion related to Private Education Loans and FFELP Loans, respectively. At June 30, 2015, we had a total of $10.8 billion of unencumbered assets inclusive of those described above as sources of primary liquidity and exclusive of goodwill and acquired intangible assets.

For further discussion of our various sources of liquidity, our continued access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6 — Borrowings” in our 2014 Form 10-K.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	June 30, 2015	December 31, 2014
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.9	$4.9
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.3	6.5
Tangible unencumbered assets(1)	10.8	12.4
Senior unsecured debt	(16.2)	(17.4)
Mark-to-market on unsecured hedged debt(2)	(.7)	(.9)
Other liabilities, net	(1.7)	(1.7)

Total tangible equity – GAAP Basis	$3.4	$3.8

(1)	Excludes goodwill and acquired intangible assets.

(2)

At June 30, 2015 and December 31, 2014, there were $675 million and $794 million, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

Financing Transactions during the Six Months Ended June 30, 2015

The following financing transactions have taken place in the first six months of 2015:

Unsecured Financings:

•	On March 27, 2015, Navient issued $500 million in senior unsecured bonds.

•	Navient repurchased $1.1 billion of unsecured debt.

FFELP Loan Financings:

•	On February 26, 2015, Navient issued $1.0 billion in FFELP Loan ABS.

•	On April 23, 2015, Navient issued $997 million in FFELP Loan ABS.

•	On June 18, 2015, Navient issued $758 million in FFELP Loan ABS.

Private Education Loan Financings:

•	On January 22, 2015, Navient issued $689 million in Private Education Loan ABS.

Shareholder Distributions

In the six months ended June 30, 2015, we paid two quarterly common stock dividends of $0.16 per share, up from $0.15 per share in the prior year.

We repurchased 29.8 million shares of common stock for $600 million in the six months ended June 30, 2015. The shares were repurchased under our January 2015 share repurchase program that authorizes up to $1 billion of share repurchases, of which $400 million remained available at June 30, 2015.

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

The table below highlights exposure related to our derivative counterparties at June 30, 2015.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$126	$11
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	74%	0%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	24%	0%

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings as of June 30, 2015 and December 31, 2014, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three and six months ended June 30, 2015 and 2014. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2).

Ending Balances

	June 30, 2015			December 31, 2014
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,562	$14,675	$16,237	$1,066	$16,311	$17,377

Total unsecured borrowings	1,562	14,675	16,237	1,066	16,311	17,377

Secured borrowings:
FFELP Loan securitizations	—	83,780	83,780	—	86,241	86,241
Private Education Loan securitizations	—	17,231	17,231	—	17,997	17,997
FFELP Loan — other facilities	—	14,522	14,522	—	15,358	15,358
Private Education Loan — other facilities	602	—	602	653	—	653
Other(1)	779	—	779	937	—	937

Total secured borrowings	1,381	115,533	116,914	1,590	119,596	121,186

“Core Earnings” balances	2,943	130,208	133,151	2,656	135,907	138,563
Adjustment for GAAP accounting treatment	8	179	187	7	959	966

GAAP balances	$2,951	$130,387	$133,338	$2,663	$136,866	$139,529

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Secured borrowings comprised 88 percent and 87 percent of our “Core Earnings” basis debt outstanding at June 30, 2015 and December 31, 2014, respectively.

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$16,357	4.00%	$17,662	3.72%	$16,765	3.93%	$17,649	3.68%

Total unsecured borrowings	16,357	4.00	17,662	3.72	16,765	3.93	17,649	3.68

Secured borrowings:
FFELP Loan securitizations	84,159	1.03	89,594	.98	84,689	1.01	89,990	.99
Private Education Loan securitizations	17,553	2.10	18,455	1.99	17,857	2.11	18,559	2.01
FFELP Loan — other facilities	14,713	.87	8,061	.81	14,989	.88	8,659	.88
Private Education Loan — other facilities	633	1.93	584	1.13	639	1.95	676	1.23
Other(1)	916	.64	845	.44	962	.62	785	.29

Total secured borrowings	117,974	1.17	117,539	1.13	119,136	1.16	118,669	1.13

Total	$134,331	1.52%	$135,201	1.47%	$135,901	1.50%	$136,318	1.46%

“Core Earnings” average balance and rate	$134,331	1.52%	$135,201	1.47%	$135,901	1.50%	$136,318	1.46%
Adjustment for GAAP accounting treatment	—	.02	3,011	2.53	—	.03	5,953	1.78

GAAP basis average balance and rate	$134,331	1.54%	$138,212	1.49%	$135,901	1.53%	$142,271	1.48%

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model and derivative accounting can be found in our 2014 Form 10-K. There were no significant changes to these critical accounting policies during the first half of 2015.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at June 30, 2015 and December 31, 2014, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of June 30, 2015			As of June 30, 2014
	Impact on Annual Earnings If:			Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(34)	$(54)	$(310)	$(23)	$(6)	$(302)
Unrealized gains (losses) on derivative and hedging activities	33	(127)	2	189	273	2

Increase in net income before taxes	$(1)	$(181)	$(308)	$166	$267	$(300)

Increase in diluted earnings per common share	$—	$(.47)	$(.80)	$.38	$.62	$(.70)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At June 30, 2015
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$100,245	$(499)	—%	$(1,008)	(1)%
Private Education Loans	27,733	—	—	—	—
Other earning assets	6,207	—	—	—	—
Other assets	5,642	(235)	(4)	(226)	(4)

Total assets gain/(loss)	$139,827	$(734)	(1)%	$(1,234)	(1)%

Liabilities
Interest-bearing liabilities	$130,680	$(724)	(1)%	$(2,009)	(2)%
Other liabilities	2,949	136	5	1,024	35

Total liabilities (gain)/loss	$133,629	$(588)	—%	$(985)	(1)%

	At December 31, 2014
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$104,419	$(486)	—%	$(977)	(1)%
Private Education Loans	29,433	—	—	—	—
Other earning assets	6,002	—	—	—	—
Other assets	6,033	(236)	(4)	(317)	(5)%

Total assets gain/(loss)	$145,887	$(722)	—%	$(1,294)	(1)%

Liabilities
Interest-bearing liabilities	$136,862	$(781)	(1)%	$(2,164)	(2)%
Other liabilities	2,625	85	3	822	31

Total liabilities (gain)/loss	$139,487	$(696)	—%	$(1,342)	(1)%

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

During the three months ended June 30, 2015 and 2014, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

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

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 25 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the June 30, 2015 and 2014 analyses is primarily the result of one-month LIBOR-indexed FFELP Loans being funded with three-month LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 3 for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivative and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2015. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.9	$—	$4.9
Prime	annual	.5	—	.5
Prime	quarterly	3.1	—	3.1
Prime	monthly	15.1	—	15.1
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	—	70.4	(70.4)
1-month LIBOR	monthly	8.1	38.4	(30.3)
1-month LIBOR daily	daily	94.2	—	94.2
CMT/CPI Index	monthly/quarterly	—	.5	(.5)
Non-Discrete reset(3)	monthly	—	17.4	(17.4)
Non-Discrete reset(4)	daily/weekly	6.2	.8	5.4
Fixed Rate(5)		7.8	12.6	(4.8)

Total		$140.2	$140.2	$—

(1)	FFELP Loans of $43.0 billion ($39.0 billion LIBOR index and $4.0 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate ABS and FFELP and Private Education Loan – other facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

“Core Earnings” Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.9	$—	$4.9
Prime	annual	.5	—	.5
Prime	quarterly	3.1	—	3.1
Prime	monthly	15.1	—	15.1
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	—	70.9	(70.9)
1-month LIBOR	monthly	8.1	42.4	(34.3)
1-month LIBOR	daily	94.2	—	94.2
Non-Discrete reset(3)	monthly	—	17.4	(17.4)
Non-Discrete reset(4)	daily/weekly	6.2	.8	5.4
Fixed Rate(5)		6.9	7.7	(.8)

Total		$139.3	$139.3	$—

(1)	FFELP Loans of $15.8 billion ($14.1 billion LIBOR index and $1.7 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate ABS and FFELP and Private Education Loan – other facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our GAAP and “Core Earning” assets and liabilities at June 30, 2015.

(Averages in Years)	Weighted Average Life
Earning assets
Student loans	7.2
Other loans	7.8
Cash and investments	.1

Total earning assets	6.9

Borrowings
Short-term borrowings	.5
Long-term borrowings	6.2

Total borrowings	6.1

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2015. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 26, 2014, Marlene Blyden filed a putative class action suit in the U.S. District Court for the Central District of California against Navient Corporation, Navient, LLC, Navient Solutions, Inc., Navient Credit Finance Corporation, Navient Investment Corporation, SLM Corporation, Bank of New York, and the Bank of New York Mellon Trust Company, N.A. The complaint was captioned Marlene Blyden v. Navient Corporation et. al., Case No. 5:14-CV-2456. On December 2, 2014, plaintiff filed a First Amended Complaint. The plaintiff purports to bring the First Amended Complaint on behalf of a class consisting of other similarly situated California borrowers. The First Amended Complaint alleged that plaintiff and members of the asserted class were charged and/or paid interest at a rate above that permitted under California law. On February 4, 2015, Plaintiff filed her Second Amended Complaint, which drops SLM Corporation as a defendant, adds various securitization trusts as defendants, and adds claims for conversion and for money had and received. Defendants filed Motions to Dismiss the Second Amended Complaint on March 6, 2015. The plaintiff filed her Opposition on April 16, 2015, and Defendants filed Replies on April 20, 2015. On July 23, 2015, the Court granted Defendants’ Motions to Dismiss Plaintiff’s Second Amended Complaint but will permit certain amendments to be made by Plaintiff no later than August 4, 2015. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith.

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

Regulatory Matters

On May 2, 2014, Navient Solutions, Inc. (“NSI”), a wholly-owned subsidiary of Navient, and Sallie Mae Bank entered into consent orders with the Federal Deposit Insurance Corporation (the “FDIC”) (respectively, the “NSI Order” and the “Bank Order”; collectively, “the FDIC Orders”) to resolve matters related to certain cited violations of Section 5 of the Federal Trade Commission Act, including the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (the “SCRA”). The FDIC Orders, which became effective upon the signing of the consent order with the United States Department of Justice (the “DOJ”) by NSI and SLM BankCo on May 13, 2014, required NSI to pay $3.3 million in civil monetary penalties. NSI has paid its civil monetary penalties. In addition, the FDIC Orders required the establishment of a restitution reserve account totaling $30 million to provide restitution with respect to loans owned or originated by Sallie Mae Bank, from November 28, 2005 until the effective date of the FDIC Orders. Pursuant to the Separation and Distribution Agreement among SLM Corporation, SLM BankCo and Navient dated as of April 28, 2014 (the “Separation Agreement”), Navient funded the restitution reserve account in May 2014.

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

With respect to alleged civil violations of the SCRA, NSI and Sallie Mae Bank entered into a consent order with the DOJ. The DOJ consent order (the “DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by NSI from November 28, 2005 until the effective date of the settlement. The DOJ Order required NSI to fund a $60 million settlement fund, which represents the total amount of compensation due to service members under the DOJ agreement, and to pay $55,000 in civil money penalties. The DOJ Order was approved by the United States District Court in Delaware on September 29, 2014. Shortly thereafter, Navient funded the settlement fund and paid the civil money penalties pursuant to the terms of the order. On April 15, 2015, the DOJ approved the distribution plan for the settlement fund and the funds were disbursed in the second quarter of 2015.

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of June 30, 2015, substantially all of this amount had been paid or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until all of the work under the various consent orders has been completed.

As previously disclosed, the Company and various of its subsidiaries are subject to the following investigations and inquiries:

•

In December 2013, Navient received Civil Investigative Demands (“CIDs”) issued by the State of Illinois Office of Attorney General and the State of Washington Office of the Attorney General and multiple other state Attorneys General. According to the CIDs, the investigations were initiated to ascertain whether any practices declared to be unlawful under the Consumer Fraud and Deceptive Business Practices Act have occurred or are about to occur.

•	In April 2014, NSI received a CID from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees and other matters. Navient has received a series of supplemental CIDs on these matters.

•

In November 2014, Navient’s subsidiary, Pioneer Credit Recovery, Inc. (“Pioneer”), received a CID from the CFPB as part of the CFPB’s investigation regarding Pioneer’s activities relating to rehabilitation loans and collection of defaulted student debt.

•

In December 2014, NSI received a subpoena from the New York Department of Financial Services (the “NY DFS”) as part of the NY DFS’s inquiry with regard to whether persons or entities have engaged in fraud or misconduct with respect to a financial product or service under New York Financial Services Law or other laws.

We have been in discussions with each of the regulatory entities or bodies relating to these matters and are cooperating with these investigations, inquiries or examinations and are committed to resolving any potential concerns. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established.

In addition, Navient and its subsidiaries are subject to examination by the CFPB, FDIC, ED and various state agencies as part of its ordinary course of business. Items or matters similar to or different from those described above may arise during the course of those examinations.

Under the terms of the Separation Agreement, Navient has agreed to be responsible and indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, all liabilities arising out of the regulatory matters mentioned above, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient has no additional reserves related to indemnification matters with SLM BankCo as of June 30, 2015 other than with respect to the FDIC Orders and the DOJ Order.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. On September 25, 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG on August 3, 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. Navient remains in active discussions with ED on this matter and we also have the right to appeal the Final Audit Determination to the Administrative Actions and Appeals Service Group of ED. The last date to file an appeal in this matter has been extended by ED several times and is currently August 14, 2015. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 as part of the total reserve for pending regulatory matters discussed previously.

Item 1A.	Risk Factors

Higher or lower than expected prepayments of loans could change the Company’s expected servicing revenue or payments the Company receives as the holder of the Residual Interests of securitization trusts holding student loans or cause the bonds issued by the securitization trust to be paid at a different speed than originally anticipated. These factors could materially alter our liquidity, income or the value of our Residual Interests.

Prepayment rates and levels are subject to many factors.

FFELP Loans and Private Education Loans may be voluntarily prepaid without penalty by the borrower or, in the case of FFELP Loans, consolidated with the borrower’s other education loans through refinancing. FFELP Loans may also be repaid after default by the Guarantors of FFELP Loans. FFELP Loan borrowers may also be eligible for various existing income-based repayment programs under which borrowers can qualify for reduced or zero monthly payment or even debt forgiveness after a certain number of years of repayment.

Future initiatives by ED or by Congress to encourage or force consolidation, create additional income-based repayment or debt forgiveness programs or establish other factors affecting borrowers’ repayment of their loans, could also affect prepayments on education loans.

While fluctuations in prepayment levels is to be expected, extraordinary or extended increases or decreases in prepayment levels could materially affect our liquidity, interest income, net interest margin and the value of those Residual Interests.

When education loans within a securitization trust amortize faster than originally contracted, the trust’s pool balance may decline at a rate faster than the prepayment rate assumed when the trust’s bonds were originally issued. If the trust’s pool balance declines faster than originally anticipated, in most of our securitization structures, the bonds issued by that trust will also be repaid faster than originally anticipated. In these cases, the Company’s interest income decreases and the value of any Residual Interest in the trust may decline.

Conversely, when education loans within a securitization trust amortize more slowly than originally contracted, the trust’s pool balance may decline more slowly than the prepayment rate assumed when the trust’s bonds were originally issued and the bonds may be repaid more slowly than originally anticipated. In these cases, the Company’s interest income increases and the value of any Residual Interest in the trust may increase. In addition, if the prepayment rate is especially slow and certain rights of the sellers or the servicer are not exercised or are insufficient or other action is not taken to counter the slower prepayment rate, the trust’s bonds may not be repaid by their legal final maturity date(s), which could result in an event of default under the underlying securitization agreements.

In addition, rating agencies may change their ratings on (or their ratings methodology for) the bonds issued by a securitization trust, possibly raising or lowering their ratings, based upon these prepayment rates and their perception of the risk posed by those rates to the timing of the trust cash flows. Negative ratings changes could impact our liquidity, our access to the securitization markets, and our net interest margin, and could raise or lower the value of our Residual Interests of our future securitization transactions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2015.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 — April 30, 2015	7.1	$20.33	6.9	$559
May 1 — May 31, 2015	3.9	19.59	3.9	$484
June 1 — June 30, 2015	4.6	19.04	4.4	$400

Total second-quarter 2015	15.6	$19.76	15.2

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

The closing price of our common stock on the NASDAQ Global Select Market on June 30, 2015 was $18.21.

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

Date: August 3, 2015