Form 10-Q
period 2015-09-30
NAVIENT CORP
filed 2015-10-30
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2015
Common Stock, $0.01 par value	362,308,654 shares

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
FFELP Loans (net of allowance for losses of $84 and $93, respectively)	$98,468	$104,521
Private Education Loans (net of allowance for losses of $1,505 and $1,916 respectively)	27,323	29,796
Investments
Available-for-sale	6	6
Other	679	627

Total investments	685	633
Cash and cash equivalents	1,305	1,443
Restricted cash and investments	4,296	3,926
Goodwill and acquired intangible assets, net	544	369
Other assets	5,045	5,664

Total assets	$137,666	$146,352

Liabilities
Short-term borrowings	$2,816	$2,663
Long-term borrowings	128,293	136,866
Other liabilities	2,670	2,625

Total liabilities	133,779	142,154

Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 430 million and 426 million shares issued, respectively	4	4
Additional paid-in capital	2,964	2,893
Accumulated other comprehensive (loss) income (net of tax benefit (expense) of $48 and $(5), respectively)	(82)	9
Retained earnings	2,251	1,724

Total Navient Corporation stockholders’ equity before treasury stock	5,137	4,630
Less: Common stock held in treasury at cost: 68 million and 24 million shares, respectively	(1,254)	(432)

Total Navient Corporation stockholders’ equity	3,883	4,198
Noncontrolling interest	4	—

Total equity	3,887	4,198

Total liabilities and equity	$137,666	$146,352

Supplemental information — assets and liabilities of consolidated variable interest entities:

	September 30, 2015	December 31, 2014
FFELP Loans	$94,213	$100,367
Private Education Loans	23,278	24,418
Restricted cash and investments	4,129	3,733
Other assets	581	1,230
Short-term borrowings	758	653
Long-term borrowings	109,899	117,678

Net assets of consolidated variable interest entities	$11,544	$11,417

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
FFELP Loans	$630	$638	$1,892	$1,916
Private Education Loans	444	490	1,335	1,673
Other loans	1	2	5	7
Cash and investments	2	2	6	7

Total interest income	1,077	1,132	3,238	3,603
Total interest expense	524	508	1,553	1,550

Net interest income	553	624	1,685	2,053
Less: provisions for loan losses	123	140	446	490

Net interest income after provisions for loan losses	430	484	1,239	1,563

Other income (loss):
Gains on sales of loans and investments	—	—	12	—
Gains (losses) on derivative and hedging activities, net	20	108	73	161
Servicing revenue	76	81	258	217
Asset recovery revenue	85	65	273	308
Gains on debt repurchases	—	—	—	—
Other	—	34	15	49

Total other income	181	288	631	735

Expenses:
Salaries and benefits	106	109	344	367
Other operating expenses	122	86	339	406

Total operating expenses	228	195	683	773
Goodwill and acquired intangible asset impairment and amortization expense	3	2	7	7
Restructuring and other reorganization expenses	—	14	32	102

Total expenses	231	211	722	882

Income from continuing operations, before income tax expense	380	561	1,148	1,416
Income tax expense	144	200	438	530

Net income from continuing operations	236	361	710	886
Income (loss) from discontinued operations, net of tax expense (benefit)	1	(2)	1	(1)

Net income	237	359	711	885
Less: net income (loss) attributable to noncontrolling interest	—	—	—	—

Net income attributable to Navient Corporation	237	359	711	885
Preferred stock dividends	—	—	—	6

Net income attributable to Navient Corporation common stock	$237	$359	$711	$879

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$.64	$.87	$1.86	$2.09
Discontinued operations	—	—	—	—

Total	$.64	$.87	$1.86	$2.09

Average common shares outstanding	369	415	382	421

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$.63	$.85	$1.83	$2.05
Discontinued operations	—	—	—	—

Total	$.63	$.85	$1.83	$2.05

Average common and common equivalent shares outstanding	375	423	389	429

Dividends per common share attributable to Navient Corporation	$.16	$.15	$.48	$.45

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$237	$359	$711	$885
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging losses on derivatives	(88)	—	(143)	(15)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)	—	—	(1)	3

Total unrealized losses on derivatives	(88)	—	(144)	(12)
Unrealized gain on investments	—	1	—	3
Income tax benefit	32	—	53	4

Other comprehensive income (loss), net of tax	(56)	1	(91)	(5)

Comprehensive income	181	360	620	880
Less: comprehensive income attributable to noncontrolling interest	—	—	—	—

Total comprehensive income attributable to Navient Corporation	$181	$360	$620	$880

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at June 30, 2014	—	424,353,699	(4,915,240)	419,438,459	$—	$4	$2,868	$7	$1,224	$(82)	$4,021	$—	$4,021
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	359	—	359	—	359
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1	—	—	1	—	1

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	360	—	360
Cash dividends:
Common stock ($.15 per share)	—	—	—	—	—	—	—	—	(62)	—	(62)	—	(62)
Issuance of common shares	—	712,711	—	712,711	—	—	5	—	—	—	5	—	5
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	2	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	—	5	—	—	—	5	—	5
Common stock repurchased	—	—	(9,513,514)	(9,513,514)	—	—	—	—	—	(167)	(167)	—	(167)
Shares repurchased related to employee stock-based compensation plans	—	—	(418,431)	(418,431)	—	—	—	—	—	(8)	(8)	—	(8)

Balance at September 30, 2014	—	425,066,410	(14,847,185)	410,219,225	$—	$4	$2,880	$8	$1,521	$(257)	$4,156	$—	$4,156

Balance at June 30, 2015	—	429,856,043	(55,823,281)	374,032,762	$—	$4	$2,954	$(26)	$2,072	$(1,075)	$3,929	$4	$3,933
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	237	—	237	—	237
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(56)	—	—	(56)	—	(56)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	181	—	181
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	—	—	(58)	—	(58)	—	(58)
Issuance of common shares	—	563,109	—	563,109	—	—	6	—	—	—	6	—	6
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	4	—	—	—	4	—	4
Common stock repurchased	—	—	(12,075,388)	(12,075,388)	—	—	—	—	—	(175)	(175)	—	(175)
Shares repurchased related to employee stock-based compensation plans	—	—	(211,829)	(211,829)	—	—	—	—	—	(4)	(4)	—	(4)

Balance at September 30, 2015	—	430,419,152	(68,110,498)	362,308,654	$—	$4	$2,964	$(82)	$2,251	$(1,254)	$3,883	$4	$3,887

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2013	7,300,000	545,210,941	(116,262,066)	428,948,875	$565	$109	$4,399	$13	$2,584	$(2,033)	$5,637	$5	$5,642
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	885	—	885	—	885
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5)	—	—	(5)	—	(5)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	880	—	880
Cash dividends:
Common stock ($.45 per share)	—	—	—	—	—	—	—	—	(189)	—	(189)	—	(189)
Preferred stock, series A ($1.74 per share)	—	—	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Preferred stock, series B ($.98 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	—	6,818,737	—	6,818,737	—	(80)	132	—	—	—	52	—	52
Retirement of common stock in treasury	—	(126,963,268)	126,963,268	—	—	(25)	(2,263)	—	—	2,288	—	—	—
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	14	—	—	—	14	—	14
Stock-based compensation expense	—	—	—	—	—	—	33	—	—	—	33	—	33
Common stock repurchased	—	—	(21,744,028)	(21,744,028)	—	—	—	—	—	(432)	(432)	—	(432)
Shares repurchased related to employee stock-based compensation plans	—	—	(3,804,359)	(3,804,359)	—	—	—	—	—	(80)	(80)	—	(80)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Distribution of consumer banking business	(7,300,000)	—	—	—	(565)	—	565	—	(1,751)	—	(1,751)	—	(1,751)

Balance at September 30, 2014	—	425,066,410	(14,847,185)	410,219,225	$—	$4	$2,880	$8	$1,521	$(257)	$4,156	$—	$4,156

Balance at December 31, 2014	—	425,637,635	(23,902,829)	401,734,806	$—	$4	$2,893	$9	$1,724	$(432)	$4,198	$—	$4,198
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	711	—	711	—	711
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(91)	—	—	(91)	—	(91)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	620	—	620
Cash dividends:
Common stock ($.48 per share)	—	—	—	—	—	—	—	—	(182)	—	(182)	—	(182)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	—	4,781,517	—	4,781,517	—	—	33	—	—	—	33	—	33
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	11	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	—	—	—	27	—	—	—	27	—	27
Common stock repurchased	—	—	(41,919,908)	(41,919,908)	—	—	—	—	—	(775)	(775)	—	(775)
Shares repurchased related to employee stock-based compensation plans	—	—	(2,287,761)	(2,287,761)	—	—	—	—	—	(47)	(47)	—	(47)
Noncontrolling interest in asset recovery business	—	—	—	—	—	—	—	—	—	—	—	4	4

Balance at September 30, 2015	—	430,419,152	(68,110,498)	362,308,654	$—	$4	$2,964	$(82)	$2,251	$(1,254)	$3,883	$4	$3,887

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$711	$885
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(1)	1
Gains on loans and investments, net	(12)	—
Goodwill and acquired intangible asset impairment and amortization expense	7	7
Stock-based compensation expense	27	33
Unrealized gains on derivative and hedging activities	(537)	(661)
Provisions for loan losses	446	490
Decrease (increase) in restricted cash — other	50	(3)
Decrease in accrued interest receivable	196	136
Decrease in accrued interest payable	(93)	(108)
Decrease in other assets	799	811
(Decrease) increase in other liabilities	(134)	25

Cash provided by operating activities — continuing operations	1,459	1,616
Cash used in operating activities — discontinued operations	—	(1)

Total net cash provided by operating activities	1,459	1,615

Investing activities
Student loans acquired and originated	(2,940)	(4,286)
Reduction of student loans:
Installment payments, claims and other	10,583	9,092
Proceeds from sales of student loans	386	—
Other investing activities, net	(46)	148
Purchases of available-for-sale securities	—	(28)
Proceeds from maturities of available-for-sale securities	1	3
Purchases of other securities	(82)	(313)
Proceeds from maturities of other securities	24	319
Increase in restricted cash — variable interest entities	(396)	(52)
Purchase of subsidiary, net of cash acquired	(181)	—

Total net cash provided by investing activities	7,349	4,883

Financing activities
Distribution of consumer banking business	—	(2,217)
Borrowings collateralized by loans in trust — issued	4,110	5,109
Borrowings collateralized by loans in trust — repaid	(10,949)	(9,409)
Asset-backed commercial paper conduits, net	543	(1,898)
Other long-term borrowings issued	493	834
Other long-term borrowings repaid	(2,075)	(2,192)
Other financing activities, net	(111)	(72)
Retail and other deposits, net	—	726
Common stock repurchased	(775)	(432)
Common stock dividends paid	(182)	(189)
Preferred stock dividends paid	—	(6)

Net cash used in financing activities	(8,946)	(9,746)

Net decrease in cash and cash equivalents	(138)	(3,248)
Cash and cash equivalents at beginning of period	1,443	5,190

Cash and cash equivalents at end of period	$1,305	$1,942

Cash disbursements made (refunds received) for:
Interest	$1,489	$1,489

Income taxes paid	$67	$339

Income taxes received	$—	$(107)

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2015 and for the three and nine months ended

September 30, 2015 and 2014 is unaudited)

1.	The Separation

On April 30, 2014, the spin-off of Navient from SLM Corporation (the “Spin-Off”) was completed and Navient became an independent, publicly traded company focused on loan management, servicing and asset recovery. The separation was completed through the distribution of 100 percent of the outstanding shares of Navient common stock, on the basis of one share of Navient common stock for each share of SLM Corporation common stock. SLM Corporation continues operation as a separate publicly traded company and includes Sallie Mae Bank.

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

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2014 Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2014 to be consistent with classifications adopted for 2015, and had no effect on net income, total assets or total liabilities.

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

The financial statements of Navient reflect the deemed distribution of SLM BankCo on April 30, 2014. As a result of the deemed distribution, all disclosures in this footnote as of a date prior to April 30, 2014 include SLM BankCo’s FFELP and Private Education Loans, whereas the disclosures as of September 30, 2014, December 31, 2014 and September 30, 2015 do not contain SLM BankCo’s FFELP and Private Education Loans.

Our provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses, net of expected recoveries, in the held-for-investment loan portfolios. The evaluation of the provisions for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe that the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Three Months Ended September 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$89	$1,533	$21	$1,643
Total provision	7	117	(1)	123
Total net charge-offs(1)	(12)	(148)	(1)	(161)
Reclassification of interest reserve(2)	—	3	—	3

Ending balance	$84	$1,505	$19	$1,608

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,247	$16	$1,263
Ending balance: collectively evaluated for impairment	$84	$258	$3	$345
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$10,870	$41	$10,911
Ending balance: collectively evaluated for impairment(3)	$97,425	$18,507	$50	$115,982
Net charge-offs as a percentage of average loans in repayment (annualized)	.06%	2.31%	5.10%
Allowance coverage of net charge-offs (annualized)	1.7	2.6	3.9
Allowance as a percentage of the ending total loan balance	.09%	5.12%	20.31%
Allowance as a percentage of the ending loans in repayment	.11%	5.99%	20.31%
Ending total loans(3)	$97,425	$29,377	$91
Average loans in repayment	$75,460	$25,546	$93
Ending loans in repayment	$75,294	$25,104	$91

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Three Months Ended September 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$96	$1,983	$26	$2,105
Total provision	10	130	—	140
Total net charge-offs(1)	(14)	(158)	(1)	(173)
Reclassification of interest reserve(2)	—	4	—	4

Ending balance	$92	$1,959	$25	$2,076

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,121	$19	$1,140
Ending balance: collectively evaluated for impairment	$92	$838	$6	$936
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$10,329	$45	$10,374
Ending balance: collectively evaluated for impairment(3)	$96,828	$22,710	$67	$119,605
Net charge-offs as a percentage of average loans in repayment (annualized)	.08%	2.30%	3.08%
Allowance coverage of net charge-offs (annualized)	1.6	3.1	7.0
Allowance as a percentage of the ending total loan balance	.09%	5.93%	22.08%
Allowance as a percentage of the ending loans in repayment	.13%	7.23%	22.08%
Ending total loans(3)	$96,828	$33,039	$112
Average loans in repayment	$71,807	$27,228	$114
Ending loans in repayment	$71,508	$27,092	$112

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$93	$1,916	$24	$2,033
Total provision	19	428	(1)	446
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	—	(330)
Net charge-offs remaining(2)	(28)	(517)	(4)	(549)

Total net charge-offs	(28)	(847)	(4)	(879)
Reclassification of interest reserve(3)	—	8	—	8

Ending balance	$84	$1,505	$19	$1,608

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,247	$16	$1,263
Ending balance: collectively evaluated for impairment	$84	$258	$3	$345
Loans:
Ending balance: individually evaluated for impairment(4)	$—	$10,870	$41	$10,911
Ending balance: collectively evaluated for impairment(4)	$97,425	$18,507	$50	$115,982
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	.05%	2.65%	5.72%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	—%	1.69%	—%
Allowance coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	2.2	2.2	3.3
Allowance as a percentage of the ending total loan balance	.09%	5.12%	20.31%
Allowance as a percentage of the ending loans in repayment	.11%	5.99%	20.31%
Ending total loans(4)	$97,425	$29,377	$91
Average loans in repayment	$76,412	$26,100	$99
Ending loans in repayment	$75,294	$25,104	$91

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

(4)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$119	$2,097	$28	$2,244
Total provision	30	460	—	490
Total net charge-offs(1)	(51)	(543)	(3)	(597)
Reclassification of interest reserve(2)	—	14	—	14
Distribution of SLM BankCo	(6)	(69)	—	(75)

Ending balance	$92	$1,959	$25	$2,076

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,121	$19	$1,140
Ending balance: collectively evaluated for impairment	$92	$838	$6	$936
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$10,329	$45	$10,374
Ending balance: collectively evaluated for impairment(3)	$96,828	$22,710	$67	$119,605
Net charge-offs as a percentage of average loans in repayment (annualized)	.10%	2.50%	3.48%
Allowance coverage of net charge-offs (annualized)	1.3	2.7	5.9
Allowance as a percentage of the ending total loan balance	.09%	5.93%	22.08%
Allowance as a percentage of the ending loans in repayment	.13%	7.23%	22.08%
Ending total loans(3)	$96,828	$33,039	$112
Average loans in repayment	$72,635	$29,065	$120
Ending loans in repayment	$71,508	$27,092	$112

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

Key Credit Quality Indicators

FFELP Loans are substantially insured and guaranteed as to their principal and accrued interest in the event of default; therefore, the key credit quality indicator for this portfolio is loan status. The impact of changes in loan status is incorporated quarterly into our allowance for loan losses calculation.

For Private Education Loans, the key credit quality indicators are school type, FICO scores, the existence of a cosigner, the loan status and loan seasoning. The school type/FICO score are assessed at origination and maintained through the traditional/non-traditional loan designation. The other Private Education Loan key quality indicators can change and are incorporated quarterly into our allowance for loan losses calculation. The following table highlights the principal balance (excluding the receivable for partially charged-off loans) of our Private Education Loan portfolio stratified by the key credit quality indicators.

	Private Education Loans Credit Quality Indicators
	September 30, 2015		December 31, 2014
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$26,182	92%	$28,527	92%
Non-Traditional(1)	2,303	8	2,534	8

Total	$28,485	100%	$31,061	100%

Cosigners:
With cosigner	$18,380	65%	$20,001	64%
Without cosigner	10,105	35	11,060	36

Total	$28,485	100%	$31,061	100%

Seasoning(2):
1-12 payments	$1,926	7%	$2,734	9%
13-24 payments	2,336	8	3,161	10
25-36 payments	3,545	12	4,259	14
37-48 payments	3,972	14	4,404	14
More than 48 payments	14,371	51	13,450	43
Not yet in repayment	2,335	8	3,053	10

Total	$28,485	100%	$31,061	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was received.

(3)	Balance represents gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	September 30, 2015		December 31, 2014
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$9,184		$10,861
Loans in forbearance(2)	12,947		14,366
Loans in repayment and percentage of each status:
Loans current	63,320	84.1%	65,221	83.4%
Loans delinquent 31-60 days(3)	3,654	4.9	3,942	5.0
Loans delinquent 61-90 days(3)	1,886	2.5	2,451	3.1
Loans delinquent greater than 90 days(3)	6,434	8.5	6,597	8.5

Total FFELP Loans in repayment	75,294	100%	78,211	100%

Total FFELP Loans, gross	97,425		103,438
FFELP Loan unamortized premium	1,127		1,176

Total FFELP Loans	98,552		104,614
FFELP Loan allowance for losses	(84)		(93)

FFELP Loans, net	$98,468		$104,521

Percentage of FFELP Loans in repayment		77.3%		75.6%

Delinquencies as a percentage of FFELP Loans in repayment		15.9%		16.6%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		14.7%		15.5%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Private Education Traditional Loan Delinquencies
	September 30, 2015		December 31, 2014
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,128		$2,777
Loans in forbearance(2)	924		935
Loans in repayment and percentage of each status:
Loans current	21,596	93.4%	23,012	92.7%
Loans delinquent 31-60 days(3)	504	2.2	624	2.5
Loans delinquent 61-90 days(3)	338	1.4	363	1.5
Loans delinquent greater than 90 days(3)	692	3.0	816	3.3

Total traditional loans in repayment	23,130	100%	24,815	100%

Total traditional loans, gross	26,182		28,527
Traditional loans unamortized discount	(487)		(526)

Total traditional loans	25,695		28,001
Traditional loans receivable for partially charged-off loans	564		775
Traditional loans allowance for losses	(1,251)		(1,515)

Traditional loans, net	$25,008		$27,261

Percentage of traditional loans in repayment		88.3%		87.0%

Delinquencies as a percentage of traditional loans in repayment		6.6%		7.3%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.8%		3.6%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Private Education Non-Traditional Loan Delinquencies
	September 30, 2015		December 31, 2014
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$207		$276
Loans in forbearance(2)	122		124
Loans in repayment and percentage of each status:
Loans current	1,662	84.2%	1,749	81.9%
Loans delinquent 31-60 days(3)	85	4.3	110	5.2
Loans delinquent 61-90 days(3)	65	3.3	73	3.4
Loans delinquent greater than 90 days(3)	162	8.2	202	9.5

Total non-traditional loans in repayment	1,974	100%	2,134	100%

Total non-traditional loans, gross	2,303		2,534
Non-traditional loans unamortized discount	(62)		(68)

Total non-traditional loans	2,241		2,466
Non-traditional loans receivable for partially charged-off loans	328		470
Non-traditional loans allowance for losses	(254)		(401)

Non-traditional loans, net	$2,315		$2,535

Percentage of non-traditional loans in repayment		85.7%		84.2%

Delinquencies as a percentage of non-traditional loans in repayment		15.8%		18.1%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.8%		5.5%

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

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 or more days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for Private Education Loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The financial crisis, which began in 2007, impacted our collections on defaulted loans and as a result, Private Education Loans which defaulted from 2007 through March 31, 2015, experienced collection performance below our pre-financial crisis experience. For that reason, until we gained enough data and experience to determine the long-term, post-default recovery rate of 21 percent in second-quarter 2015, we established a reserve for potential shortfalls in recoveries. In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans. We no longer

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

expect to have significant periodic recovery shortfalls as a result of this change; however, it is possible we may continue to experience such shortfalls.

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Receivable at beginning of period	$902	$1,269	$1,245	$1,313
Expected future recoveries of current period defaults(1)	38	51	147	175
Recoveries(2)	(48)	(48)	(151)	(167)
Net adjustment resulting from the change in the charge-off rate(3)	—	—	(330)	—
Net charge-offs remaining	—	(19)	(19)	(68)

Total net charge-offs	—	(19)	(349)	(68)

Receivable at end of period	892	1,253	892	1,253
Allowance for estimated recovery shortfalls(4)	—	(392)	—	(392)

Net receivable at end of period	$892	$861	$892	$861

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

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

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 54 percent and 51 percent of the loans granted forbearance have qualified as a TDR loan at September 30, 2015 and December 31, 2014, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan was $2.2 billion as of both September 30, 2015 and December 31, 2014.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

At September 30, 2015 and December 31, 2014, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
September 30, 2015
Private Education Loans — Traditional	$9,041	$9,107	$1,014
Private Education Loans — Non-Traditional	1,452	1,452	233

Total	$10,493	$10,559	$1,247

December 31, 2014
Private Education Loans — Traditional	$8,728	$8,790	$917
Private Education Loans — Non-Traditional	1,477	1,476	215

Total	$10,205	$10,266	$1,132

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following tables provide the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended September 30,
	2015		2014
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$8,988	$134	$8,306	$126
Private Education Loans — Non-Traditional	1,456	29	1,466	29

Total	$10,444	$163	$9,772	$155

	Nine Months Ended September 30,
	2015		2014
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$8,930	$402	$7,983	$366
Private Education Loans — Non-Traditional	1,466	86	1,450	87

Total	$10,396	$488	$9,433	$453

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	September 30, 2015		December 31, 2014
(Dollars in millions)	Balance	%	Balance	%
Loans in deferment(1)	$767		$825
Loans in forbearance(2)	746		745
Loans in repayment and percentage of each status:
Loans current	7,657	84.7%	7,186	82.7%
Loans delinquent 31-60 days(3)	410	4.5	464	5.3
Loans delinquent 61-90 days(3)	301	3.3	299	3.4
Loans delinquent greater than 90 days(3)	678	7.5	747	8.6

Total TDR loans in repayment	9,046	100%	8,696	100%

Total TDR loans, gross	$10,559		$10,266

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

The following tables provide the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the tables summarize charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan or do not involve an extended repayment plan.

	Three Months Ended September 30,
	2015			2014
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$339	$81	$83	$415	$72	$110
Private Education Loans — Non-Traditional	32	26	15	43	23	24

Total	$371	$107	$98	$458	$95	$134

	Nine Months Ended September 30,
	2015			2014
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$1,107	$273	$266	$1,414	$245	$331
Private Education Loans — Non-Traditional	111	84	47	159	80	76

Total	$1,218	$357	$313	$1,573	$325	$407

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans and our allowance for uncollectible interest.

(Dollars in millions)	Accrued Interest Receivable	Allowance for Uncollectible Interest
September 30, 2015
Private Education Loans — Traditional	$486	$26
Private Education Loans — Non-Traditional	60	8

Total	$546	$34

December 31, 2014
Private Education Loans — Traditional	$542	$29
Private Education Loans — Non-Traditional	70	11

Total	$612	$40

4.	Borrowings

The following table summarizes our borrowings.

	September 30, 2015			December 31, 2014
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,222	$14,597	$15,819	$1,066	$16,311	$17,377

Total unsecured borrowings	1,222	14,597	15,819	1,066	16,311	17,377

Secured borrowings:
FFELP Loan securitizations	—	80,751	80,751	—	86,241	86,241
Private Education Loan securitizations	—	16,744	16,744	—	17,997	17,997
FFELP Loan — other facilities	—	15,796	15,796	—	15,358	15,358
Private Education Loan — other facilities	758	—	758	653	—	653
Other(1)	851	—	851	937	—	937

Total secured borrowings	1,609	113,291	114,900	1,590	119,596	121,186

Total before hedge accounting adjustments	2,831	127,888	130,719	2,656	135,907	138,563
Hedge accounting adjustments	(15)	405	390	7	959	966

Total	$2,816	$128,293	$131,109	$2,663	$136,866	$139,529

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of September 30, 2015 and December 31, 2014, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	September 30, 2015
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$80,751	$80,751	$80,748	$3,462	$679	$84,889
Private Education Loan securitizations	—	16,744	16,744	22,130	378	356	22,864
FFELP Loan — other facilities	—	12,996	12,996	13,465	272	184	13,921
Private Education Loan — other facilities	758	—	758	1,148	17	37	1,202

Total before hedge accounting adjustments	758	110,491	111,249	117,491	4,129	1,256	122,876
Hedge accounting adjustments	—	(592)	(592)	—	—	(675)	(675)

Total	$758	$109,899	$110,657	$117,491	$4,129	$581	$122,201

	December 31, 2014
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$86,241	$86,241	$86,715	$3,069	$722	$90,506
Private Education Loan securitizations	—	17,997	17,997	23,184	378	389	23,951
FFELP Loan — other facilities	—	13,358	13,358	13,653	269	260	14,182
Private Education Loan — other facilities	653	—	653	1,233	17	36	1,286

Total before hedge accounting adjustments	653	117,596	118,249	124,785	3,733	1,407	129,925
Hedge accounting adjustments	—	82	82	—	—	(177)	(177)

Total	$653	$117,678	$118,331	$124,785	$3,733	$1,230	$129,748

5.	Derivative Financial Instruments

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

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2015 and December 31, 2014, and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2015 and 2014.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2015	Dec. 31, 2014
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$6	$901	$828	$61	$23	$962	$857
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	11	164	—	—	11	164
Other(2)	Interest rate	—	—	—	—	1	1	1	1

Total derivative assets(3)		—	6	912	992	62	24	974	1,022
Derivative Liabilities:
Interest rate swaps	Interest rate	(139)	(3)	—	(22)	(64)	(120)	(203)	(145)
Floor Income Contracts	Interest rate	—	—	—	—	(609)	(915)	(609)	(915)
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	(687)	(293)	(62)	(65)	(749)	(358)
Other(2)	Interest rate	—	—	—	—	(3)	(12)	(3)	(12)

Total derivative liabilities(3)		(139)	(3)	(687)	(315)	(738)	(1,112)	(1,564)	(1,430)

Net total derivatives		$(139)	$3	$225	$677	$(676)	$(1,088)	$(590)	$(408)

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Gross position	$974	$1,022	$(1,564)	$(1,430)
Impact of master netting agreements	(91)	(241)	91	241

Derivative values with impact of master netting agreements (as carried on balance sheet)	883	781	(1,473)	(1,189)
Cash collateral (held) pledged	(851)	(935)	651	624

Net position	$32	$(154)	$(822)	$(565)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments (Continued)

The above fair values include adjustments for counterparty credit risk both for when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at September 30, 2015 and December 31, 2014 by $1 million and $18 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at September 30, 2015 and December 31, 2014 by $26 million and $73 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2015	Dec. 31, 2014
Notional Values:
Interest rate swaps	$9.5	$6.0	$13.2	$14.3	$30.0	$28.7	$52.7	$49.0
Floor Income Contracts	—	—	—	—	35.1	35.2	35.1	35.2
Cross-currency interest rate swaps	—	—	9.1	9.4	.4	.4	9.5	9.8
Other(1)	—	—	—	—	3.3	3.6	3.3	3.6

Total derivatives	$9.5	$6.0	$22.3	$23.7	$68.8	$67.9	$100.6	$97.6

(1)	“Other” includes embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended September 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Fair Value Hedges:
Interest rate swaps	$209	$(99)	$83	$95	$(234)	$125	$58	$121
Cross-currency interest rate swaps	(6)	(748)	(1)	8	35	830	28	90

Total fair value derivatives	203	(847)	82	103	(199)	955	86	211
Cash Flow Hedges:
Interest rate swaps	—	—	—	—	—	—	—	—

Total cash flow derivatives	—	—	—	—	—	—	—	—
Trading:
Interest rate swaps	82	(12)	10	12	—	—	92	—
Floor Income Contracts	69	195	(164)	(167)	—	—	(95)	28
Cross-currency interest rate swaps	7	(24)	(1)	(1)	—	—	6	(25)
Other	13	(2)	—	(1)	—	—	13	(3)

Total trading derivatives	171	157	(155)	(157)	—	—	16	—

Total	374	(690)	(73)	(54)	(199)	955	102	211
Less: realized gains (losses) recorded in interest expense	—	—	82	103	—	—	82	103

Gains (losses) on derivative and hedging activities, net	$374	$(690)	$(155)	$(157)	$(199)	$955	$20	$108

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments (Continued)

	Nine Months Ended September 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Fair Value Hedges:
Interest rate swaps	$95	$67	$265	$294	$(111)	$(40)	$249	$321
Cross-currency interest rate swaps	(547)	(739)	3	45	682	821	138	127

Total fair value derivatives	(452)	(672)	268	339	571	781	387	448
Cash Flow Hedges:
Interest rate swaps	—	—	—	(3)	—	—	—	(3)

Total cash flow derivatives	—	—	—	(3)	—	—	—	(3)
Trading:
Interest rate swaps	94	41	30	35	—	—	124	76
Floor Income Contracts	312	508	(489)	(532)	—	—	(177)	(24)
Cross-currency interest rate swaps	3	(10)	(3)	(2)	—	—	—	(12)
Other	9	13	(2)	(1)	—	—	7	12

Total trading derivatives	418	552	(464)	(500)	—	—	(46)	52

Total	(34)	(120)	(196)	(164)	571	781	341	497
Less: realized gains (losses) recorded in interest expense	—	—	268	336	—	—	268	336

Gains (losses) on derivative and hedging activities, net	$(34)	$(120)	$(464)	$(500)	$571	$781	$73	$161

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	September 30, 2015	December 31, 2014
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$851	$935
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(1)	309	344

Total collateral held	$1,160	$1,279

Derivative asset at fair value including accrued interest	$1,054	$1,091

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$651	$624

Total collateral pledged	$651	$624

Derivative liability at fair value including accrued interest and premium receivable	$1,411	$926

(1)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $714 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements, except downgrades may, however, increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts based on our current unsecured credit rating. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $55 million and have posted $55 million of collateral to these counterparties. If these two counterparties exercised their right to terminate, we do not believe we would be required to deliver material additional assets to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

6.	Other Assets

The following table provides the detail of our other assets.

	September 30, 2015		December 31, 2014
(Dollars in millions)	Ending Balance	% of Balance	Ending Balance	% of Balance
Accrued interest receivable, net	$1,625	32%	$1,821	32%
Income tax asset, net current and deferred	1,083	21	1,389	25
Derivatives at fair value	883	18	781	14
Accounts receivable	316	6	558	10
Benefit and insurance-related investments	490	10	485	9
Fixed assets, net	155	3	152	3
Other loans, net	72	1	83	1
Other	421	9	395	6

Total	$5,045	100%	$5,664	100%

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Business Combination — Acquisition of Gila LLC

Acquisitions are accounted for under the acquisition method of accounting as defined in Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” The Company allocates the purchase price to the fair value of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser. Goodwill associated with the Company’s acquisitions is reviewed for impairment in accordance with ASC Topic 350, “Intangibles — Goodwill and Other.”

On February 20, 2015, Navient acquired a 97.9 percent controlling interest in Gila LLC for approximately $185 million. Gila LLC is an asset recovery and business process outsourcing firm serving more than 600 clients in 39 states. The firm provides receivables management services and account processing solutions for state governments, agencies, court systems and municipalities. The results of operations of Gila LLC have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Services segment results as discussed further in Note 13, “Segment Reporting.”

As of September 30, 2015, Navient finalized its purchase price allocation for Gila LLC which resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of approximately $97 million.

Identifiable intangible assets at the acquisition date include the Gila LLC trade name, an indefinite life intangible asset, with an aggregate estimated fair value of approximately $13 million as of the acquisition date. Definite life intangible assets with an estimated aggregate fair value of approximately $71 million as of the acquisition date consist primarily of customer relationships. These definite life intangible assets will be amortized over two to 16 years depending on the economic benefit derived from each of the underlying assets.

During the third-quarter 2015, there were no other changes or adjustments to goodwill and intangible assets.

8.	Stockholders’ Equity

The following table summarizes common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Common shares repurchased(1)	12,075,388	9,513,514	41,919,908	21,744,028
Average purchase price per share	$14.51	$17.62	$18.50	$19.89
Shares repurchased related to employee stock-based compensation plans(2)	211,829	418,431	2,287,761	3,804,359
Average purchase price per share	$15.46	$17.75	$20.17	$20.98
Common shares issued(3)	563,109	712,711	4,781,517	6,818,737

(1)	Common shares purchased under our share repurchase programs, including share repurchase programs conducted by SLM Corporation prior to April 30, 2014.

(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(3)	Common shares issued under our various compensation and benefit plans, including shares issued by SLM Corporation prior to April 30, 2014.

The closing price of our common stock on September 30, 2015 was $11.24.

Dividend and Share Repurchase Program

In September 2015, June 2015 and March 2015, we paid a common stock dividend of $0.16 per share.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Stockholders’ Equity (Continued)

We repurchased 41.9 million shares of common stock for $775 million in the nine months ended September 30, 2015. The shares were repurchased under our January 2015 share repurchase program that authorizes up to $1 billion of share repurchases, of which $225 million remained available at September 30, 2015. In the nine months ended September 30, 2014, we repurchased 21.7 million shares for $432 million. Since the Spin-Off, we repurchased 64 million shares.

9.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2015	2014	2015	2014
Numerator:
Net income attributable to Navient Corporation	$237	$359	$711	$885
Preferred stock dividends	—	—	—	6

Net income attributable to Navient Corporation common stock	$237	$359	$711	$879

Denominator:
Weighted average shares used to compute basic EPS	369	415	382	421
Effect of dilutive securities:
Dilutive effect of stock options, non-vested restricted stock, restricted stock units and Employee Stock Purchase Plans (“ESPPs”)(1)	6	8	7	8

Dilutive potential common shares(2)	6	8	7	8

Weighted average shares used to compute diluted EPS	375	423	389	429

Basic earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$.64	$.87	$1.86	$2.09
Discontinued operations	—	—	—	—

Total	$.64	$.87	$1.86	$2.09

Diluted earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$.63	$.85	$1.83	$2.05
Discontinued operations	—	—	—	—

Total	$.63	$.85	$1.83	$2.05

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested restricted stock, restricted stock units, and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended September 30, 2015 and 2014, stock options covering approximately 6 million and 3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2015 and 2014, stock options covering approximately 4 million and 3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Restructuring and Other Reorganization Activities

During the second quarter of 2015, the Company launched an initiative to simplify and streamline its management structure following the Spin-Off of SLM BankCo to improve the operating efficiency and effectiveness of the organization. As part of the Company’s streamlining efforts, restructuring and other reorganization expenses of $29 million were recognized in the second quarter of 2015, primarily related to severance and other related costs.

The Company administers the Navient Corporation Employee Severance Plan and the Navient Corporation Executive Severance Plan for Senior Officers (collectively, “the Severance Plan”). The Severance Plan provides severance benefits in the event of termination of the Company’s full-time employees and part-time employees who work at least 24 hours per week. The Severance Plan establishes specified benefits based on base salary, job level immediately preceding termination and years of service upon involuntary termination of employment. The benefits payable under the Severance Plan relate to past service, and they accumulate and vest. Accordingly, we recognize severance expenses to be paid pursuant to the Severance Plan when payment of such benefits is probable and can be reasonably estimated in accordance with ASC 712, “Compensation — Nonretirement Postemployment Benefits.” Such benefits, including severance pay calculated based on the Severance Plan, medical and dental benefits, and outplacement services expenses are classified as restructuring and other reorganization expenses in the accompanying consolidated statements of income. We expect this initiative to be substantially complete as of December 31, 2015.

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

During the three and nine months ended September 30, 2015, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2015				December 31, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$1	$—	$1	$—	$1	$—	$1
Other	—	5	—	5	—	5	—	5

Total available-for-sale investments	—	6	—	6	—	6	—	6
Derivative instruments:(1)
Interest rate swaps	—	941	21	962	—	841	16	857
Cross-currency interest rate swaps	—	—	11	11	—	—	164	164
Other	—	—	1	1	—	—	1	1

Total derivative assets(3)	—	941	33	974	—	841	181	1,022

Total	$—	$947	$33	$980	$—	$847	$181	$1,028

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(143)	$(60)	$(203)	$—	$(41)	$(104)	$(145)
Floor Income Contracts	—	(609)	—	(609)	—	(915)	—	(915)
Cross-currency interest rate swaps	—	(82)	(667)	(749)	—	(77)	(281)	(358)
Other	—	—	(3)	(3)	—	—	(12)	(12)

Total derivative liabilities(3)	—	(834)	(730)	(1,564)	—	(1,033)	(397)	(1,430)

Total	$—	$(834)	$(730)	$(1,564)	$—	$(1,033)	$(397)	$(1,430)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

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

	Three Months Ended September 30,
	2015				2014
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(82)	$(654)	$(15)	$(751)	$(74)	$1,042	$(6)	$962
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	40	(5)	13	48	(7)	(738)	(3)	(748)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	3	3	—	6	(1)	(7)	1	(7)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(39)	$(656)	$(2)	$(697)	$(82)	$297	$(8)	$207

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$37	$(2)	$13	$48	$(8)	$(745)	$(3)	$(756)

	Nine Months Ended September 30,
	2015				2014
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(88)	$(117)	$(11)	$(216)	$(87)	$1,007	$(21)	$899
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	45	(538)	6	(487)	7	(671)	11	(653)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	4	(1)	3	6	(2)	(39)	2	(39)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(39)	$(656)	$(2)	$(697)	$(82)	$297	$(8)	$207

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$42	$(536)	$9	$(485)	$6	$(811)	$13	$(792)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Gains (losses) on derivative and hedging activities, net	$50	$(755)	$(488)	$(692)
Interest expense	(2)	7	1	39

Total	$48	$(748)	$(487)	$(653)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at September 30, 2015	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/ LIBOR basis swaps	$9	Discounted cash flow	Bid/ask adjustment to discount rate	.02% — .05% (.04%)
Prime/LIBOR basis swaps	(48)	Discounted cash flow	Constant prepayment rate	4.7%
			Bid/ask adjustment to discount rate	.03% — .05% (.03%)
Cross-currency interest rate swaps	(656)	Discounted cash flow	Constant prepayment rate	2.8%
Other	(2)

Total	$(697)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2015			December 31, 2014
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$96,028	$98,468	$(2,440)	$104,419	$104,521	$(102)
Private Education Loans	26,544	27,323	(779)	29,433	29,796	(363)
Cash and investments(1)	6,286	6,286	—	6,002	6,002	—

Total earning assets	128,858	132,077	(3,219)	139,854	140,319	(465)

Interest-bearing liabilities
Short-term borrowings	2,814	2,816	2	2,661	2,663	2
Long-term borrowings	122,022	128,293	6,271	134,201	136,866	2,665

Total interest-bearing liabilities	124,836	131,109	6,273	136,862	139,529	2,667

Derivative financial instruments
Floor Income Contracts	(609)	(609)	—	(915)	(915)	—
Interest rate swaps	759	759	—	712	712	—
Cross-currency interest rate swaps	(738)	(738)	—	(194)	(194)	—
Other	(2)	(2)	—	(11)	(11)	—

Excess of net asset fair value over carrying value			$3,054			$2,202

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $5 million and $5 million at September 30, 2015 and December 31, 2014, respectively, versus a fair value of $6 million and $6 million at September 30, 2015 and December 31, 2014, respectively.

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

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of September 30, 2015, substantially all of this amount had been paid or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until all of the work under the various consent orders has been completed.

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

•

In April 2014, NSI received a CID from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees and other matters. Navient has received a series of supplemental CIDs on these matters. On August 19, 2015, NSI received a letter from the CFPB notifying NSI that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against NSI. The NORA letter relates to a previously disclosed investigation into NSI’s disclosures and assessment of late fees and other matters and states that, in connection with any action, the CFPB may seek restitution, civil monetary penalties and corrective action against NSI. The Company responded to the NORA letter on September 10, 2015.

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

We have been in discussions with each of these regulatory entities or bodies and are cooperating with these investigations, inquiries or examinations and are committed to resolving any potential concerns. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established.

In addition, Navient and its subsidiaries are subject to examination by the CFPB, FDIC, ED and various state agencies as part of its ordinary course of business. Items or matters similar to or different from those described above may arise during the course of those examinations.

Under the terms of the Separation Agreement, Navient agreed to be responsible for, and to indemnify SLM BankCo for, all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, all liabilities arising out of the regulatory matters mentioned above, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient has no additional reserves related to indemnification matters with SLM BankCo as of September 30, 2015.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. On September 25, 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG on August 3, 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. Navient remains in active discussions with ED on this matter and we also have the right to appeal the Final Audit Determination to the Administrative Actions and Appeals Service Group of ED. The last date to file an appeal in this matter has been extended by ED several times and is currently November 12, 2015. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 as part of the total reserve for pending regulatory matters discussed previously.

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

The following table includes GAAP basis asset information for our FFELP Loans segment.

(Dollars in millions)	September 30, 2015	December 31, 2014
FFELP Loans, net	$98,468	$104,521
Cash and investments(1)	4,500	4,050
Other	2,043	2,566

Total assets	$105,011	$111,137

(1)	Includes restricted cash and investments.

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

The following table includes GAAP basis asset information for our Private Education Loans segment.

(Dollars in millions)	September 30, 2015	December 31, 2014
Private Education Loans, net	$27,323	$29,796
Cash and investments(1)	396	402
Other	2,391	2,453

Total assets	$30,110	$32,651

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Segment Reporting (Continued)

Business Services Segment

Our Business Services segment generates its revenue from servicing our FFELP Loan portfolio as well as providing servicing and asset recovery services for loans on behalf of Guarantors of FFELP Loans and other institutions, including ED, higher education institutions and other federal, state, court and municipal clients.

At September 30, 2015 and December 31, 2014, the Business Services segment had total assets of $557 million and $416 million, respectively, on a GAAP basis.

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

At September 30, 2015 and December 31, 2014, the Other segment had total assets of $2.0 billion and $2.1 billion, respectively, on a GAAP basis.

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

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for three items, discussed below, that are either related to the Spin-Off or create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the three items we remove to result in our “Core Earnings” presentations are:

1.	The financial results attributable to the operations of SLM BankCo prior to the Spin-Off and related restructuring and other reorganization expense incurred in connection with the Spin-Off, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off. For GAAP purposes, Navient reflected the deemed distribution of SLM BankCo on April 30, 2014. For “Core Earnings,” we exclude the consumer banking business as if it had never been a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014;

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Segment Reporting (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$526	$444	$—	$—	$—	$970	$164	$(60)	$104	$1,074
Other loans	—	—	—	1	—	1	—	—	—	1
Cash and investments	2	—	—	—	—	2	—	—	—	2

Total interest income	528	444	—	1	—	973	164	(60)	104	1,077
Total interest expense	317	170	—	26	—	513	11	—	11	524

Net interest income (loss)	211	274	—	(25)	—	460	153	(60)	93	553
Less: provisions for loan losses	7	117	—	(1)	—	123	—	—	—	123

Net interest income (loss) after provisions for loan losses	204	157	—	(24)	—	337	153	(60)	93	430
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	16	5	161	—	(106)	76	—	—	—	76
Asset recovery revenue	—	—	85	—	—	85	—	—	—	85
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	2	3	—	5	(153)	168	15	20

Total other income (loss)	16	5	248	3	(106)	166	(153)	168	15	181
Expenses:
Direct operating expenses	109	39	123	9	(106)	174	—	—	—	174
Overhead expenses	—	—	—	54	—	54	—	—	—	54

Operating expenses	109	39	123	63	(106)	228	—	—	—	228
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	3	3	3
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	—	—	—

Total expenses	109	39	123	63	(106)	228	—	3	3	231

Income (loss) from continuing operations, before income tax expense (benefit)	111	123	125	(84)	—	275	—	105	105	380
Income tax expense (benefit)(3)	41	46	46	(31)	—	102	—	42	42	144

Net income (loss) from continuing operations	70	77	79	(53)	—	173	—	63	63	236
Income from discontinued operations, net of tax expense	—	—	—	1	—	1	—	—	—	1

Net income (loss)	$70	$77	$79	$(52)	$—	$174	$—	$63	$63	$237

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$93	$—	$93
Total other income	—	15	—	15
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	3	3
Restructuring and other reorganization expenses	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$—	$108	$(3)	105

Income tax expense				42

Net income				$63

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Segment Reporting (Continued)

	Three Months Ended September 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$531	$490	$—	$—	$—	$1,021	$167	$(60)	$107	$1,128
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	1	—	—	1	—	2	—	—	—	2

Total interest income	532	490	—	3	—	1,025	167	(60)	107	1,132
Total interest expense	293	174	—	29	—	496	10	2	12	508

Net interest income (loss)	239	316	—	(26)	—	529	157	(62)	95	624
Less: provisions for loan losses	10	130	—	—	—	140	—	—	—	140

Net interest income (loss) after provisions for loan losses	229	186	—	(26)	—	389	157	(62)	95	484
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	16	10	167	—	(112)	81	—	—	—	81
Asset recovery revenue	—	—	65	—	—	65	—	—	—	65
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	3	8	—	11	(157)	288	131	142

Total other income (loss)	16	10	235	8	(112)	157	(157)	288	131	288
Expenses:
Direct operating expenses	118	40	98	3	(112)	147	—	—	—	147
Overhead expenses	—	—	—	48	—	48	—	—	—	48

Operating expenses	118	40	98	51	(112)	195	—	—	—	195
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	2	2	2
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	14	14	14

Total expenses	118	40	98	51	(112)	195	—	16	16	211

Income (loss) from continuing operations, before income tax expense (benefit)	127	156	137	(69)	—	351	—	210	210	561
Income tax expense (benefit)(3)	48	58	50	(25)	—	131	—	69	69	200

Net income (loss) from continuing operations	79	98	87	(44)	—	220	—	141	141	361
Loss from discontinued operations, net of tax benefit	—	—	(2)	—	—	(2)	—	—	—	(2)

Net income (loss)	$79	$98	$85	$(44)	$—	$218	$—	$141	$141	$359

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2014
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$95	$—	$95
Total other income	—	131	—	131
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	2	2
Restructuring and other reorganization expenses	14	—	—	14

Total “Core Earnings” adjustments to GAAP	$(14)	$226	$(2)	210

Income tax expense				69

Net income				$141

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Segment Reporting (Continued)

	Nine Months Ended September 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$1,581	$1,335	$—	$—	$—	$2,916	$489	$(178)	$311	$3,227
Other loans	—	—	—	5	—	5	—	—	—	5
Cash and investments	5	—	—	1	—	6	—	—	—	6

Total interest income	1,586	1,335	—	6	—	2,927	489	(178)	311	3,238
Total interest expense	928	514	—	84	—	1,526	27	—	27	1,553

Net interest income (loss)	658	821	—	(78)	—	1,401	462	(178)	284	1,685
Less: provisions for loan losses	19	428	—	(1)	—	446	—	—	—	446

Net interest income (loss) after provisions for loan losses	639	393	—	(77)	—	955	462	(178)	284	1,239
Other income (loss):
Gains on sales of loans and investments	12	—	—	—	—	12	—	—	—	12
Servicing revenue	78	17	487	—	(324)	258	—	—	—	258
Asset recovery revenue	—	—	273	—	—	273	—	—	—	273
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	4	11	—	15	(462)	535	73	88

Total other income (loss)	90	17	764	11	(324)	558	(462)	535	73	631
Expenses:
Direct operating expenses	336	127	355	20	(324)	514	—	—	—	514
Overhead expenses	—	—	—	169	—	169	—	—	—	169

Operating expenses	336	127	355	189	(324)	683	—	—	—	683
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	7	7	7
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	32	32	32

Total expenses	336	127	355	189	(324)	683	—	39	39	722

Income (loss) from continuing operations, before income tax expense (benefit)	393	283	409	(255)	—	830	—	318	318	1,148
Income tax expense (benefit)(3)	146	105	152	(95)	—	308	—	130	130	438

Net income (loss) from continuing operations	247	178	257	(160)	—	522	—	188	188	710
Income from discontinued operations, net of tax expense	—	—	—	1	—	1	—	—	—	1

Net income (loss)	$247	$178	$257	$(159)	$—	$523	$—	$188	$188	$711

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$284	$—	$284
Total other income	—	73	—	73
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	7	7
Restructuring and other reorganization expenses	32	—	—	32

Total “Core Earnings” adjustments to GAAP	$(32)	$357	$(7)	318

Income tax expense				130

Net income				$188

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Segment Reporting (Continued)

	Nine Months Ended September 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$1,564	$1,475	$—	$—	$—	$3,039	$532	$18	$550	$3,589
Other loans	—	—	—	7	—	7	—	—	—	7
Cash and investments	3	—	—	3	—	6	—	1	1	7

Total interest income	1,567	1,475	—	10	—	3,052	532	19	551	3,603
Total interest expense	871	532	—	84	—	1,487	32	31	63	1,550

Net interest income (loss)	696	943	—	(74)	—	1,565	500	(12)	488	2,053
Less: provisions for loan losses	30	411	—	—	—	441	—	49	49	490

Net interest income (loss) after provisions for loan losses	666	532	—	(74)	—	1,124	500	(61)	439	1,563
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	42	18	502	—	(345)	217	—	—	—	217
Asset recovery revenue	—	—	308	—	—	308	—	—	—	308
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	4	19	—	23	(500)	687	187	210

Total other income (loss)	42	18	814	19	(345)	548	(500)	687	187	735
Expenses:
Direct operating expenses	363	138	286	118	(345)	560	—	35	35	595
Overhead expenses	—	—	—	149	—	149	—	29	29	178

Operating expenses	363	138	286	267	(345)	709	—	64	64	773
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	7	7	7
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	102	102	102

Total expenses	363	138	286	267	(345)	709	—	173	173	882

Income (loss) from continuing operations, before income tax expense (benefit)	345	412	528	(322)	—	963	—	453	453	1,416
Income tax expense (benefit)(3)	131	153	197	(120)	—	361	—	169	169	530

Net income (loss) from continuing operations	214	259	331	(202)	—	602	—	284	284	886
Loss from discontinued operations, net of tax benefit	—	—	(1)	—	—	(1)	—	—	—	(1)

Net income (loss)	$214	$259	$330	$(202)	$—	$601	$—	$284	$284	$885

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2014
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$137	$302	$—	$439
Total other income	14	173	—	187
Operating expenses	64	—	—	64
Goodwill and acquired intangible asset impairment and amortization	—	—	7	7
Restructuring and other reorganization expenses	102	—	—	102

Total “Core Earnings” adjustments to GAAP	$(15)	$475	$(7)	453

Income tax expense				169

Net income				$284

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and other reorganization expense in connection with the Spin-Off(1)	$—	$(14)	$(32)	$(15)
Net impact of derivative accounting(2)	108	226	357	475
Net impact of goodwill and acquired intangibles assets(3)	(3)	(2)	(7)	(7)
Net tax effect(4)	(42)	(69)	(130)	(169)

Total “Core Earnings” adjustments to GAAP	$63	$141	$188	$284

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

This Quarterly Report on Form 10-Q contains “forward-looking” statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in our 2014 Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”); increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third parties, including counterparties to our derivative transactions; risks inherent in the government contracting environment, including the possible loss of government contracts and potential civil and criminal penalties as a result of governmental investigations or audits; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings or the credit ratings of the United States of America; failures of our operating systems or infrastructure, or those of third-party vendors; risks related to cybersecurity including the potential disruption of our systems or potential disclosure of confidential customer information; damage to our reputation; failures to successfully implement cost-cutting initiatives and adverse effects of such initiatives on our business; failures or delays in the planned conversion to our servicing platform of the acquired Wells Fargo portfolio of Federal Family Education Loan Program (“FFELP”) loans or any other FFELP or Private Education Loan portfolio acquisitions; risks associated with restructuring initiatives; risks associated with the April 30, 2014 separation of Navient and SLM Corporation into two, distinct publicly traded companies, including failure to achieve the expected benefits of the separation; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition including from banks, other consumer lenders and other loan servicers; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; changes in general economic conditions; our ability to successfully effectuate any acquisitions and other strategic initiatives; and changes in the demand for debt management services. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. We do not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in our expectations.

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

Spin-Off of Navient

On April 30, 2014, the spin-off of Navient from SLM Corporation (the “Spin-Off”) was completed and Navient became an independent, publicly traded company focused on loan management, servicing and asset recovery. The separation was completed through the distribution of 100 percent of the outstanding shares of Navient common stock, on the basis of one share of Navient common stock for each share of SLM Corporation common stock. SLM Corporation continues operation as a separate publicly traded company and includes Sallie Mae Bank.

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

Navient services its own portfolio of education loans, as well as those owned by banks, credit unions, other financial institutions, non-profit education lenders and ED. Navient is one of four large servicers to ED under its Direct Student Loan Program (“DSLP”). Navient also provides asset recovery services on its own portfolio (consisting of both education loans as well as other asset classes), guaranty agencies, higher education institutions, ED and other federal clients, as well as states, courts and municipalities. We also provide business processing outsourcing services.

As of September 30, 2015, Navient’s principal assets consisted of:

•	$98.5 billion in FFELP Loans, with a student loan spread of 0.90 percent for the quarter ended September 30, 2015 on a “Core Earnings” basis and a weighted average life of 7.2 years;

•	$27.3 billion in Private Education Loans, with a student loan spread of 3.88 percent for the quarter ended September 30, 2015 on a “Core Earnings” basis and a weighted average life of 7.0 years;

•

a leading student loan servicing platform that services loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.3 million customer accounts serviced under Navient’s contract with ED; and

•

a leading student loan asset recovery platform with an outstanding inventory of contingent asset recovery receivables of approximately $25.8 billion, of which approximately $10.6 billion was student loans and the remainder was other asset classes.

Navient’s Strengths and Opportunities

Navient possesses a number of competitive advantages that distinguishes it from its competitors, including:

Large, high quality asset base generating significant and predictable cash flows. At September 30, 2015, Navient’s $125.8 billion student loan portfolio is 74 percent funded to term and is expected to produce consistent and predictable cash flows over the remaining life of the portfolio. Navient’s $98.5 billion portfolio of FFELP Loans bears a maximum 3 percent loss exposure due to the federal guarantee. Navient’s $27.3 billion portfolio of Private Education Loans bears the full credit risk of the borrower and cosigner. Navient expects that cash flows from its FFELP Loan and Private Education Loan portfolios will significantly exceed future debt service obligations.

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

Superior operating performance. Navient has demonstrated superior default prevention performance and industry leading asset recovery services. Federal borrowers serviced by Navient experienced a Cohort Default Rate 38 percent lower than their peers, as calculated from the most recent CDR released by ED in September 2015. We are consistently a top performer in our asset recovery business as well.

Commitment to compliance and customer centricity. Navient fosters a robust compliance culture driven by a “customer first” approach. We invest in rigorous training programs, internal and external auditing, escalated service tracking and analysis, and customer research to enhance our compliance and customer service.

Strong capital return. As a result of its significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases. In December 2014, Navient’s board of directors authorized $1 billion to be utilized in a new common share repurchase program effective January 1, 2015. Navient increased its quarterly dividend amount from $0.15 per share to $0.16 per share effective for its first-quarter 2015 dividends. For the nine months ended September 30, 2015, we paid $182 million in dividends on shares of our common stock and repurchased $775 million of our shares of common stock.

Meaningful growth opportunities. Navient will pursue opportunistic acquisitions of FFELP and Private Education Loan portfolios. For the nine months ended September 30, 2015, Navient acquired $2.9 billion of student loans. Navient will also pursue additional third-party servicing and asset recovery fee income opportunities. In February 2015, Navient completed the acquisition of Gila LLC, an asset recovery and business process outsourcing firm serving more than 600 clients in 39 states. The firm provides receivables management services and account processing solutions for state governments, agencies, court systems and municipalities. In October 2015, Navient completed the acquisition of Xtend Healthcare, a health care payments company. The firm provides health insurance claims billing and account resolution, as well as patient billing and customer service to more than 130 hospitals. The acquisition leverages Navient’s asset recovery and business process outsourcing capabilities into the attractive health care payments sector. Navient intends to leverage its large-scale servicing platform, superior default prevention and asset recovery performance, operating efficiency and regulatory compliance and risk management infrastructure in pursuing other growth opportunities.

Navient’s Approach to Assisting Students and Families in Repaying their Education Loans

Navient services loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.3 million customer accounts serviced under Navient’s contract with ED. In this work, we help our customers experience success through proactive outreach and emphasis on identifying the payment plan that best fits their budget and financial goals.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2015	2014	2015	2014
GAAP Basis
Net income attributable to Navient Corporation	$237	$359	$711	$885
Diluted earnings per common share attributable to Navient Corporation	$.63	$.85	$1.83	$2.05
Weighted average shares used to compute diluted earnings per common share	375	423	389	429
Net interest margin, FFELP Loans	1.20%	1.32%	1.21%	1.30%
Net interest margin, Private Education Loans	3.68%	3.91%	3.64%	4.13%
Return on assets	.70%	1.05%	.69%	.83%
Ending FFELP Loans, net	$98,468	$97,707	$98,468	$97,707
Ending Private Education Loans, net	27,323	30,476	27,323	30,476

Ending total student loans, net	$125,791	$128,183	$125,791	$128,183

Average FFELP Loans	$99,367	$98,736	$101,415	$101,113
Average Private Education Loans	28,383	31,179	29,225	34,617

Average total student loans	$127,750	$129,915	$130,640	$135,730

“Core Earnings” Basis(1)
Net income attributable to Navient Corporation	$174	$218	$523	$601
Diluted earnings per common share attributable to Navient Corporation	$.47	$.52	$1.34	$1.40
Weighted average shares used to compute diluted earnings per common share	375	423	389	429
Net interest margin, FFELP Loans	.81%	.93%	.83%	.89%
Net interest margin, Private Education Loans	3.77%	3.96%	3.68%	3.96%
Return on assets	.52%	.64%	.51%	.58%
Ending FFELP Loans, net	$98,468	$97,707	$98,468	$97,707
Ending Private Education Loans, net	27,323	30,476	27,323	30,476

Ending total student loans, net	$125,791	$128,183	$125,791	$128,183

Average FFELP Loans	$99,367	$98,736	$101,415	$100,498
Average Private Education Loans	28,383	31,179	29,225	31,369

Average total student loans	$127,750	$129,915	$130,640	$131,867

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the three and nine months ended September 30, 2015.

We monitor and assess our ongoing operations and results based on the following four reportable segments: (1) FFELP Loans (2) Private Education Loans, (3) Business Services and (4) Other. Our segment presentation excludes the results of the consumer banking business distributed on April 30, 2014. See “‘Core Earnings’ — Definition and Limitations” for further discussion.

FFELP Loans Segment

In the FFELP Loans segment, we acquire and finance FFELP Loans. Even though FFELP Loans are no longer originated due to changes in federal law that took effect in 2010, we continue to pursue acquisitions of FFELP Loan portfolios that leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we primarily earn net interest income on the FFELP Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow as the portfolio amortizes.

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

Third-Quarter 2015 Summary of Results

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

Third-quarter 2015 GAAP net income was $237 million ($0.63 diluted earnings per share), versus net income of $359 million ($0.85 diluted earnings per share) in the third-quarter 2014. The changes in GAAP net income are impacted by the same “Core Earnings” items discussed below, as well as changes in net income attributable to (1) the financial results attributable to the operations of the consumer banking business prior to the April 30, 2014 spin-off of Navient from SLM Corporation, and related restructuring and reorganization expense incurred in connection with the Spin-Off, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off, (2) unrealized, mark-to-market gains/losses on derivatives and (3) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP results but have not been included in “Core Earnings” results. Third-quarter 2015 GAAP results included gains of $108 million from derivative accounting treatment that are excluded from “Core Earnings” results, compared with gains of $226 million in the year-ago period. See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” for a complete reconciliation between GAAP net income and “Core Earnings.”

“Core earnings” for the quarter were $174 million ($0.47 diluted earnings per share), compared with $218 million ($0.52 diluted earnings per share) for the year-ago quarter. The decrease is primarily the result of a $69 million reduction in net interest income. Third-quarter 2015 operating expenses totaled $228 million, including $8 million ($0.01 diluted earnings per share) of regulatory-related costs and $11 million ($0.02 diluted earnings per share) of one-time conversion costs to move $4.9 billion of FFELP Loans to our servicing system.

During the first nine months of 2015, we:

•	acquired $2.9 billion of student loans;

•	issued $2.8 billion of FFELP asset-backed securities (“ABS”), $1.4 billion of Private Education Loan ABS and $500 million of unsecured debt,

•	repurchased 41.9 million common shares for $775 million on the open market; and

•	paid three quarterly common stock dividends of $0.16 per share, up from $0.15 per share in the prior year.

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

GAAP Statements of Income (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2015	2014	$	%	2015	2014	$	%
Interest income:
FFELP Loans	$630	$638	$(8)	(1)%	$1,892	$1,916	$(24)	(1)%
Private Education Loans	444	490	(46)	(9)	1,335	1,673	(338)	(20)
Other loans	1	2	(1)	(50)	5	7	(2)	(29)
Cash and investments	2	2	—	—	6	7	(1)	(14)

Total interest income	1,077	1,132	(55)	(5)	3,238	3,603	(365)	(10)
Total interest expense	524	508	16	3	1,553	1,550	3	—

Net interest income	553	624	(71)	(11)	1,685	2,053	(368)	(18)
Less: provisions for loan losses	123	140	(17)	(12)	446	490	(44)	(9)

Net interest income after provisions for loan losses	430	484	(54)	(11)	1,239	1,563	(324)	(21)
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	12	—	12	100
Gains (losses) on derivative and hedging activities, net	20	108	(88)	(81)	73	161	(88)	(55)
Servicing revenue	76	81	(5)	(6)	258	217	41	19
Asset recovery revenue	85	65	20	31	273	308	(35)	(11)
Gains on debt repurchases	—	—	—	—	—	—	—	—
Other income	—	34	(34)	(100)	15	49	(34)	(69)

Total other income	181	288	(107)	(37)	631	735	(104)	(14)
Expenses:
Operating expenses	228	195	33	17	683	773	(90)	(12)
Goodwill and acquired intangible asset impairment and amortization expense	3	2	1	50	7	7	—	—
Restructuring and other reorganization expenses	—	14	(14)	(100)	32	102	(70)	(69)

Total expenses	231	211	20	9	722	882	(160)	(18)

Income from continuing operations, before income tax expense	380	561	(181)	(32)	1,148	1,416	(268)	(19)
Income tax expense	144	200	(56)	(28)	438	530	(92)	(17)

Net income from continuing operations	236	361	(125)	(35)	710	886	(176)	(20)
Income (loss) from discontinued operations, net of tax expense (benefit)	1	(2)	3	150	1	(1)	2	200

Net income	237	359	(122)	(34)	711	885	(174)	(20)
Less: net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—	—

Net income attributable to Navient Corporation	237	359	(122)	(34)	711	885	(174)	(20)
Preferred stock dividends	—	—	—	—	—	6	(6)	(100)

Net income attributable to Navient Corporation common stock	$237	$359	$(122)	(34)%	$711	$879	$(168)	(19)%

Basic earnings per common share attributable to Navient Corporation	$.64	$.87	$(.23)	(26)%	$1.86	$2.09	$(.23)	(11)%

Diluted earnings per common share attributable to Navient Corporation	$.63	$.85	$(.22)	(26)%	$1.83	$2.05	$(.22)	(11)%

Dividends per common share attributable to Navient Corporation	$.16	$.15	$.01	7%	$.48	$.45	$.03	7%

Consolidated Earnings Summary — GAAP Basis

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

For the three months ended September 30, 2015, net income was $237 million, or $0.63 diluted earnings per common share, compared with net income of $359 million, or $0.85 diluted earnings per common share, for the three months ended September 30, 2014. The decrease in net income was primarily due to a $71 million decline in net interest income, an $88 million decrease in net gains on derivative and hedging activities, a $34 million decrease in other income and a $33 million increase in operating expenses. This was partially offset by a $17 million decrease in the provision for loan losses, a $20 million increase in asset recovery revenue and a $14 million decrease in restructuring and other reorganization expenses.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•

Net interest income decreased by $71 million, primarily due to a reduction in Private Education Loan net interest income resulting from a decline in the loan balance and net interest margin, as well as a reduction in the net interest margin on the FFELP Loans.

•

Provisions for loan losses decreased $17 million primarily as a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends leading to decreases in expected future charge-offs.

•

Net gains on derivative and hedging activities decreased $88 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•	Asset recovery revenue increased $20 million primarily as a result of higher asset recovery volume and revenue from Gila LLC, acquired in first-quarter 2015.

•

Other income decreased $34 million primarily due to a reduction in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•

Operating expenses increased $33 million. This increase was primarily due to operating costs related to Gila LLC, which was acquired in first-quarter 2015, incremental third-party servicing expenses related to an $8.5 billion loan acquisition in fourth-quarter 2014 (including $11 million of one-time conversion costs to move $4.9 billion of FFELP Loans to our servicing system) and increased regulatory-related costs.

•

Restructuring and other reorganization expenses decreased from $14 million in the year-ago quarter to $0 million. The year-ago quarter’s expenses were primarily related to third-party costs incurred in connection with the Spin-Off.

We repurchased 12.1 million shares and 9.5 million shares of our common stock during the three months ended September 30, 2015 and 2014, respectively, as part of our common share repurchase program. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 48 million common shares from the year-ago quarter.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

For the nine months ended September 30, 2015, net income was $711 million, or $1.83 diluted earnings per common share, compared with net income of $885 million, or $2.05 diluted earnings per common share, for the nine months ended September 30, 2014. The decrease in net income was primarily due to a $368 million decline in net interest income, an $88 million decrease in net gains on derivative and hedging activities, a $35 million decrease in asset recovery revenue and a $34 million decrease in other income. This was partially offset by a $44 million decrease in the provision for loan losses, a $41 million increase in servicing revenue, a $90 million decrease in operating expenses and a $70 million decrease in restructuring and other reorganization expenses.

The primary contributors to each of the identified drivers of changes in net income for the current nine-month period compared with the year-ago nine-month period are as follows:

•

Net interest income decreased by $368 million, of which $186 million related to the deemed distribution of SLM BankCo on April 30, 2014. Also contributing to the decrease was a reduction in Private Education Loan net interest income due to a decline in the loan balance and net interest margin, as well as a reduction in the net interest margin on the FFELP Loans.

•

Provisions for loan losses declined $44 million, of which $49 million related to the deemed distribution of SLM BankCo on April 30, 2014, partially offset by an increase to the Private Education Loan provision as a result of an increase in the amount of loans exiting deferment status in 2014 over prior years and those loans experiencing unfavorable credit trends compared to loans that exited deferment in prior years. This issue resulted in the second-quarter 2015 Private Education Loan provision being elevated at $191 million versus $117 million for third-quarter 2015 and $120 million for first-quarter 2015.

•

Net gains on derivative and hedging activities decreased $88 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•

Servicing revenue increased $41 million primarily as a result of increasing our recovery expectation on previously assessed late fees, as well as a general increase in third-party servicing revenue, primarily related to servicing for ED.

•

Asset recovery revenue decreased $35 million primarily as a result of the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduced the amount paid to Guarantor agencies for defaulted FFELP Loans that are rehabilitated. This legislative reduction in fees represents $78 million of the decrease in asset recovery revenue. This reduction was partially offset by higher asset recovery volume and revenue from Gila LLC, acquired in first-quarter 2015.

•

Other income decreased $34 million due in part to a reduction in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•

In the first quarter of 2014, we recorded $103 million of expenses related to the settlement of regulatory matters. Excluding these expenses, operating expenses increased $13 million. This increase was primarily due to operating costs related to Gila LLC, which was acquired in first-quarter 2015, incremental third-party servicing expenses related to an $8.5 billion loan acquisition in fourth-quarter 2014 (including $11 million of one-time conversion costs to move $4.9 billion of FFELP Loans to our servicing system) and increased regulatory-related costs. This was partially offset by $63 million related to the deemed distribution of SLM BankCo on April 30, 2014

•

Restructuring and other reorganization expenses decreased $70 million, from $102 million to $32 million. The year-ago period’s expenses were primarily related to third-party costs incurred in connection with the Spin-Off. During the prior quarter, the Company launched a restructuring initiative to simplify and streamline its management structure post-Spin-Off to improve the operating efficiency and effectiveness of the organization, and as a result recorded $29 million of restructuring expense primarily related to expected severance and other related costs.

We repurchased 41.9 million shares and 21.7 million shares of our common stock during the nine months ended September 30, 2015 and 2014, respectively, as part of our common share repurchase program. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 40 million common shares from the year-ago period.

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

	Three Months Ended September 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$526	$444	$—	$—	$—	$970	$164	$(60)	$104	$1,074
Other loans	—	—	—	1	—	1	—	—	—	1
Cash and investments	2	—	—	—	—	2	—	—	—	2

Total interest income	528	444	—	1	—	973	164	(60)	104	1,077
Total interest expense	317	170	—	26	—	513	11	—	11	524

Net interest income (loss)	211	274	—	(25)	—	460	153	(60)	93	553
Less: provisions for loan losses	7	117	—	(1)	—	123	—	—	—	123

Net interest income (loss) after provisions for loan losses	204	157	—	(24)	—	337	153	(60)	93	430
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	16	5	161	—	(106)	76	—	—	—	76
Asset recovery revenue	—	—	85	—	—	85	—	—	—	85
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	2	3	—	5	(153)	168	15	20

Total other income (loss)	16	5	248	3	(106)	166	(153)	168	15	181
Expenses:
Direct operating expenses	109	39	123	9	(106)	174	—	—	—	174
Overhead expenses	—	—	—	54	—	54	—	—	—	54

Operating expenses	109	39	123	63	(106)	228	—	—	—	228
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	3	3	3
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	—	—	—

Total expenses	109	39	123	63	(106)	228	—	3	3	231

Income (loss) from continuing operations, before income tax expense (benefit)	111	123	125	(84)	—	275	—	105	105	380
Income tax expense (benefit)(3)	41	46	46	(31)	—	102	—	42	42	144

Net income (loss) from continuing operations	70	77	79	(53)	—	173	—	63	63	236
Income from discontinued operations, net of tax expense	—	—	—	1	—	1	—	—	—	1

Net income (loss)	$70	$77	$79	$(52)	$—	$174	$—	$63	$63	$237

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$93	$—	$93
Total other income	—	15	—	15
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	3	3
Restructuring and other reorganization expenses	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$—	$108	$(3)	105

Income tax expense				42

Net income				$63

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended September 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$531	$490	$—	$—	$—	$1,021	$167	$(60)	$107	$1,128
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	1	—	—	1	—	2	—	—	—	2

Total interest income	532	490	—	3	—	1,025	167	(60)	107	1,132
Total interest expense	293	174	—	29	—	496	10	2	12	508

Net interest income (loss)	239	316	—	(26)	—	529	157	(62)	95	624
Less: provisions for loan losses	10	130	—	—	—	140	—	—	—	140

Net interest income (loss) after provisions for loan losses	229	186	—	(26)	—	389	157	(62)	95	484
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	16	10	167	—	(112)	81	—	—	—	81
Asset recovery revenue	—	—	65	—	—	65	—	—	—	65
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	3	8	—	11	(157)	288	131	142

Total other income (loss)	16	10	235	8	(112)	157	(157)	288	131	288
Expenses:
Direct operating expenses	118	40	98	3	(112)	147	—	—	—	147
Overhead expenses	—	—	—	48	—	48	—	—	—	48

Operating expenses	118	40	98	51	(112)	195	—	—	—	195
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	2	2	2
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	14	14	14

Total expenses	118	40	98	51	(112)	195	—	16	16	211

Income (loss) from continuing operations, before income tax expense (benefit)	127	156	137	(69)	—	351	—	210	210	561
Income tax expense (benefit)(3)	48	58	50	(25)	—	131	—	69	69	200

Net income (loss) from continuing operations	79	98	87	(44)	—	220	—	141	141	361
Loss from discontinued operations, net of tax benefit	—	—	(2)	—	—	(2)	—	—	—	(2)

Net income (loss)	$79	$98	$85	$(44)	$—	$218	$—	$141	$141	$359

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2014
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$95	$—	$95
Total other income	—	131	—	131
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	2	2
Restructuring and other reorganization expenses	14	—	—	14

Total “Core Earnings” adjustments to GAAP	$(14)	$226	$(2)	210

Income tax expense				69

Net income				$141

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$1,581	$1,335	$—	$—	$—	$2,916	$489	$(178)	$311	$3,227
Other loans	—	—	—	5	—	5	—	—	—	5
Cash and investments	5	—	—	1	—	6	—	—	—	6

Total interest income	1,586	1,335	—	6	—	2,927	489	(178)	311	3,238
Total interest expense	928	514	—	84	—	1,526	27	—	27	1,553

Net interest income (loss)	658	821	—	(78)	—	1,401	462	(178)	284	1,685
Less: provisions for loan losses	19	428	—	(1)	—	446	—	—	—	446

Net interest income (loss) after provisions for loan losses	639	393	—	(77)	—	955	462	(178)	284	1,239
Other income (loss):
Gains on sales of loans and investments	12	—	—	—	—	12	—	—	—	12
Servicing revenue	78	17	487	—	(324)	258	—	—	—	258
Asset recovery revenue	—	—	273	—	—	273	—	—	—	273
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	4	11	—	15	(462)	535	73	88

Total other income (loss)	90	17	764	11	(324)	558	(462)	535	73	631
Expenses:
Direct operating expenses	336	127	355	20	(324)	514	—	—	—	514
Overhead expenses	—	—	—	169	—	169	—	—	—	169

Operating expenses	336	127	355	189	(324)	683	—	—	—	683
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	7	7	7
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	32	32	32

Total expenses	336	127	355	189	(324)	683	—	39	39	722

Income (loss) from continuing operations, before income tax expense (benefit)	393	283	409	(255)	—	830	—	318	318	1,148
Income tax expense (benefit)(3)	146	105	152	(95)	—	308	—	130	130	438

Net income (loss) from continuing operations	247	178	257	(160)	—	522	—	188	188	710
Income from discontinued operations, net of tax expense	—	—	—	1	—	1	—	—	—	1

Net income (loss)	$247	$178	$257	$(159)	$—	$523	$—	$188	$188	$711

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$284	$—	$284
Total other income	—	73	—	73
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	7	7
Restructuring and other reorganization expenses	32	—	—	32

Total “Core Earnings” adjustments to GAAP	$(32)	$357	$(7)	318

Income tax expense				130

Net income				$188

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$1,564	$1,475	$—	$—	$—	$3,039	$532	$18	$550	$3,589
Other loans	—	—	—	7	—	7	—	—	—	7
Cash and investments	3	—	—	3	—	6	—	1	1	7

Total interest income	1,567	1,475	—	10	—	3,052	532	19	551	3,603
Total interest expense	871	532	—	84	—	1,487	32	31	63	1,550

Net interest income (loss)	696	943	—	(74)	—	1,565	500	(12)	488	2,053
Less: provisions for loan losses	30	411	—	—	—	441	—	49	49	490

Net interest income (loss) after provisions for loan losses	666	532	—	(74)	—	1,124	500	(61)	439	1,563
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	42	18	502	—	(345)	217	—	—	—	217
Asset recovery revenue	—	—	308	—	—	308	—	—	—	308
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	—	4	19	—	23	(500)	687	187	210

Total other income (loss)	42	18	814	19	(345)	548	(500)	687	187	735
Expenses:
Direct operating expenses	363	138	286	118	(345)	560	—	35	35	595
Overhead expenses	—	—	—	149	—	149	—	29	29	178

Operating expenses	363	138	286	267	(345)	709	—	64	64	773
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	7	7	7
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	102	102	102

Total expenses	363	138	286	267	(345)	709	—	173	173	882

Income (loss) from continuing operations, before income tax expense (benefit)	345	412	528	(322)	—	963	—	453	453	1,416
Income tax expense (benefit)(3)	131	153	197	(120)	—	361	—	169	169	530

Net income (loss) from continuing operations	214	259	331	(202)	—	602	—	284	284	886
Loss from discontinued operations, net of tax benefit	—	—	(1)	—	—	(1)	—	—	—	(1)

Net income (loss)	$214	$259	$330	$(202)	$—	$601	$—	$284	$284	$885

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
“Core Earnings” net income attributable to Navient Corporation	$174	$218	$523	$601
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and other reorganization expense in connection with the Spin-Off	—	(14)	(32)	(15)
Net impact of derivative accounting	108	226	357	475
Net impact of goodwill and acquired intangible assets	(3)	(2)	(7)	(7)
Net tax effect	(42)	(69)	(130)	(169)

Total “Core Earnings” adjustments to GAAP	63	141	188	284

GAAP net income attributable to Navient Corporation	$237	$359	$711	$885

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
SLM BankCo net income, before income tax expense	$—	$—	$—	$87
Restructuring and other reorganization expense in connection with the Spin-Off	—	(14)	(32)	(102)

Total net impact of SLM BankCo	$—	$(14)	$(32)	$(15)

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

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$20	$108	$73	$161
Plus: Realized losses on derivative and hedging activities, net(1)	153	157	462	500

Unrealized gains on derivative and hedging activities, net(2)	173	265	535	661
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(60)	(60)	(178)	(195)
Other derivative accounting adjustments(3)	(5)	21	—	9

Total net impact of derivative accounting(4)	$108	$226	$357	$475

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Floor Income Contracts	$69	$195	$312	$508
Basis swaps	40	(9)	46	3
Foreign currency hedges	36	58	138	72
Other	28	21	39	78

Total unrealized gains on derivative and hedging activities, net	$173	$265	$535	$661

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(164)	$(167)	$(489)	$(532)
Net settlement income on interest rate swaps reclassified to net interest income	11	10	27	32
Net realized gains on terminated derivative contracts reclassified to other income	—	—	—	—

Total reclassifications of realized losses on derivative and hedging activities	$(153)	$(157)	$(462)	$(500)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of September 30, 2015, derivative accounting has reduced GAAP equity by approximately $429 million as a result of cumulative net unrealized losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Beginning impact of derivative accounting on GAAP equity	$(443)	$(760)	$(553)	$(926)
Net impact of net unrealized gains (losses) under derivative accounting(1)	14	143	124	309

Ending impact of derivative accounting on GAAP equity	$(429)	$(617)	$(429)	$(617)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Total pre-tax net impact of derivative accounting recognized in net income(a)	$108	$226	$357	$475
Tax impact of derivative accounting adjustments recognized in net income	(38)	(83)	(142)	(159)
Change in unrealized gain (losses) on derivatives, net of tax recognized in other comprehensive income	(56)	—	(91)	(7)

Net impact of net unrealized gains (losses) under derivative accounting	$14	$143	$124	$309

(a)	See “‘Core Earnings’ derivative adjustments” table above.

Hedging FFELP Loan Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods. As of September 30, 2015, the remaining amortization term of the net floor premiums was approximately 4.3 years for existing contracts. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on the effective portion of these hedges are recorded in accumulated other comprehensive income and gains and losses on the ineffective portion are recorded immediately to earnings. Hedged Floor Income from these cash flow hedges that has not been recognized into “Core Earnings” and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in “Core Earnings” and GAAP in future periods and is presented net of tax. As of September 30, 2015, the hedged period is from April 2016 through December 2019. Historically, we have used pay fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

(Dollars in millions)	September 30, 2015	September 30, 2014
Unamortized net Floor premiums (net of tax)	$(183)	$(236)
Unrecognized hedged Floor Income related to pay fixed interest rate swaps (net of tax)	(342)	—

Total(1)	$(525)	$(236)

(1)	$(833) million and $(374) million on a pre-tax basis as of September 30, 2015 and 2014, respectively.

3) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
“Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(3)	$(2)	$(7)	$(7)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
“Core Earnings” interest income:
FFELP Loans	$526	$531	(1)%	$1,581	$1,564	1%
Cash and investments	2	1	100	5	3	67

Total “Core Earnings” interest income	528	532	(1)	1,586	1,567	1
Total “Core Earnings” interest expense	317	293	8	928	871	7

Net “Core Earnings” interest income	211	239	(12)	658	696	(5)
Less: provision for loan losses	7	10	(30)	19	30	(37)

Net “Core Earnings” interest income after provision for loan losses	204	229	(11)	639	666	(4)
Gains on sales of loans and investments	—	—	—	12	—	100
Servicing revenue	16	16	—	78	42	86

Total other income	16	16	—	90	42	114
Direct operating expenses	109	118	(8)	336	363	(7)

Income before income tax expense	111	127	(13)	393	345	14
Income tax expense	41	48	(15)	146	131	11

“Core Earnings”	$70	$79	(11)%	$247	$214	15%

“Core Earnings” from the FFELP Loans segment were $70 million in the third quarter of 2015, compared with $79 million in the year-ago quarter. This decrease was primarily the result of a $28 million decrease in net interest income due to a decline in the net interest margin. This was partially offset by a decline in operating expenses. “Core Earnings” key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
FFELP Loan spread	.90%	1.02%	.92%	.98%
Net interest margin	.81%	.93%	.83%	.89%
Provision for loan losses	$7	$10	$19	$30
Charge-offs	$12	$14	$28	$51
Charge-off rate	.06%	.08%	.05%	.09%
Total delinquency rate	15.9%	15.1%	15.9%	15.1%
Greater than 90-day delinquency rate	8.5%	7.6%	8.5%	7.6%
Forbearance rate	14.7%	16.8%	14.7%	16.8%

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP basis FFELP Loan net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
“Core Earnings” basis FFELP Loan yield	2.60%	2.56%	2.59%	2.56%
Hedged Floor Income	.24	.24	.23	.26
Unhedged Floor Income	.16	.19	.16	.13
Consolidation Loan Rebate Fees	(.64)	(.64)	(.64)	(.65)
Repayment Borrower Benefits	(.11)	(.11)	(.11)	(.11)
Premium amortization	(.15)	(.11)	(.14)	(.11)

“Core Earnings” basis FFELP Loan net yield	2.10	2.13	2.09	2.08
“Core Earnings” basis FFELP Loan cost of funds	(1.20)	(1.11)	(1.17)	(1.10)

“Core Earnings” basis FFELP Loan spread	.90	1.02	.92	.98
“Core Earnings” basis other interest-earning asset spread impact	(.09)	(.09)	(.09)	(.09)

“Core Earnings” basis FFELP Loan net interest margin(1)	.81%	.93%	.83%	.89%

“Core Earnings” basis FFELP Loan net interest margin(1)	.81%	.93%	.83%	.89%
Adjustment for GAAP accounting treatment(2)	.39	.39	.38	.41

GAAP basis FFELP Loan net interest margin(1)	1.20%	1.32%	1.21%	1.30%

(1)	The average balances of our FFELP Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
FFELP Loans	$99,367	$98,736	$101,415	$100,498
Other interest-earning assets	4,101	3,856	4,060	3,899

Total FFELP Loan “Core Earnings” basis interest-earning assets	$103,468	$102,592	$105,475	$104,397

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

The decrease in the net interest margin from prior periods is primarily the result of an increase in premium expense related to an $8.5 billion loan acquisition in the fourth quarter of 2014 as well as an increase in the cost of funds.

As of September 30, 2015, our FFELP Loan portfolio totaled $98.5 billion, comprising $37.9 billion of FFELP Stafford and Other Student Loans and $60.6 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of September 30, 2015 was 4.8 years and 8.7 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 3 percent for each portfolio.

Floor Income

The following table analyzes on a “Core Earnings” basis the ability of the FFELP Loans in our portfolio to earn Floor Income after September 30, 2015 and 2014, based on interest rates as of those dates.

	September 30, 2015			September 30, 2014
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Student loans eligible to earn Floor Income	$84.9	$12.1	$97.0	$84.4	$12.0	$96.4
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(44.1)	(.9)	(45.0)	(42.6)	(0.9)	(43.5)
Less: economically hedged Floor Income Contracts	(27.2)	—	(27.2)	(27.2)	—	(27.2)

Student loans eligible to earn Floor Income	$13.6	$11.2	$24.8	$14.6	$11.1	$25.7

Student loans earning Floor Income	$13.6	$1.4	$15.0	$14.6	$1.5	$16.1

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period October 1, 2015 to December 31, 2019.

(Dollars in billions)	October 1, 2015 to December 31, 2015	2016	2017	2018	2019
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$27.2	$19.9	$14.0	$13.2	$5.5

Servicing Revenue — FFELP Loans

The increase in servicing revenue for the nine months ended September 30, 2015 over the year-ago period is primarily the result of increasing our recovery expectation on previously assessed late fees.

Operating Expenses — FFELP Loans

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged by the Business Services segment and included in those amounts was $106 million and $112 million for the quarters ended September 30, 2015 and 2014, respectively, and $324 million and $345 million for the nine months ended September 30, 2015 and 2014, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 44 basis points and 47 basis points of average FFELP Loans in the quarters ended September 30, 2015 and 2014, respectively, and 44 basis points and 48 basis points of average FFELP Loans in the nine months ended September 30, 2015 and 2014, respectively. The decrease in operating expenses from the year-ago quarter was primarily the result of the decrease in the average servicing rate paid.

Private Education Loans Segment

The following table includes “Core Earnings” results for our Private Education Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
“Core Earnings” interest income:
Private Education Loans	$444	$490	(9)%	$1,335	$1,475	(9)%
Cash and investments	—	—	—	—	—	—

Total “Core Earnings” interest income	444	490	(9)	1,335	1,475	(9)
Total “Core Earnings” interest expense	170	174	(2)	514	532	(3)

Net “Core Earnings” interest income	274	316	(13)	821	943	(13)
Less: provision for loan losses	117	130	(10)	428	411	4

Net “Core Earnings” interest income after provision for loan losses	157	186	(16)	393	532	(26)
Servicing revenue	5	10	(50)	17	18	(6)
Direct operating expenses	39	40	(3)	127	138	(8)

Income before income tax expense	123	156	(21)	283	412	(31)
Income tax expense	46	58	(21)	105	153	(31)

“Core Earnings”	$77	$98	(21)%	$178	$259	(31)%

Quarterly “Core Earnings” were $77 million compared with $98 million in the year-ago quarter. This decrease is primarily the result of a $42 million decrease in net interest income due to a decline in the balance of the portfolio and the net interest margin, partially offset by a $13 million decrease in the provision for Private Education Loan losses.

“Core Earnings” key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Private Education Loan spread	3.88%	4.06%	3.81%	4.05%
Net interest margin	3.77%	3.96%	3.68%	3.96%
Provision for loan losses	$117	$130	$428	$411
Net adjustment resulting from the change in the charge-off rate(1)	$—	$—	$330	$—
Net charge-offs remaining	148	158	517	543

Total net charge-offs	$148	$158	$847	$543
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	2.3%	2.3%	2.6%	2.7%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	—%	—%	1.7%	—%
Total delinquency rate	7.4%	7.9%	7.4%	7.9%
Greater than 90-day delinquency rate	3.4%	3.4%	3.4%	3.4%
Forbearance rate	4.0%	4.4%	4.0%	4.4%
Loans in repayment with more than 12 payments made	93.8%	90.5%	93.8%	90.5%
Cosigner rate	65%	64%	65%	64%
Average FICO	718	718	718	718

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

Private Education Loan Net Interest Margin

The following table shows the “Core Earnings” basis Private Education Loan net interest margin along with reconciliation to the GAAP basis Private Education Loan net interest margin before provision for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
“Core Earnings” basis Private Education Loan yield	6.20%	6.24%	6.11%	6.29%
“Core Earnings” basis Private Education Loan cost of funds	(2.32)	(2.18)	(2.30)	(2.24)

“Core Earnings” basis Private Education Loan spread	3.88	4.06	3.81	4.05
“Core Earnings” basis other interest-earning asset spread impact	(.11)	(.10)	(.13)	(.09)

“Core Earnings” basis Private Education Loan net interest margin(1)	3.77%	3.96%	3.68%	3.96%

“Core Earnings” basis Private Education Loan net interest margin(1)	3.77%	3.96%	3.68%	3.96%
Adjustment for GAAP accounting treatment(2)	(.09)	(.05)	(.04)	.17

GAAP basis Private Education Loan net interest margin(1)	3.68%	3.91%	3.64%	4.13%

(1) The average balances of our Private Education Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Private Education Loans	$28,383	$31,179	$29,225	$31,369
Other interest-earning assets	516	487	557	491

Total Private Education Loan “Core Earnings” basis interest-earning assets	$28,899	$31,666	$29,782	$31,860

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Difference between ‘Core Earnings’ and GAAP” above.

The decline in the net interest margin compared to prior periods primarily relates to an increase in the cost of funds.

Private Education Loan Provision for Loan Losses

The Private Education Loan provision for loan losses on a “Core Earnings” basis was $117 million in the third quarter of 2015, down $13 million from the third quarter of 2014. This decrease in provision is primarily a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends leading to decreases in expected future charge-offs.

The Private Education Loan provision for loan losses on a “Core Earnings” basis was $428 million in the nine months ended September 30, 2015, up $17 million from the year-ago period. This increase in provision is primarily the result of an increase in the amount of loans exiting deferment status in 2014 over prior years and those loans experiencing unfavorable credit trends compared to loans that exited deferment in prior years. This segment of borrowers returned to school during the recession, deferred payment on their existing loans, and exited deferment status in 2014. This issue resulted in the second-quarter 2015 provision being elevated at $191 million versus $117 million for third-quarter 2015 and $120 million for first-quarter 2015. The remainder of the portfolio continues to perform as expected and is experiencing positive credit trends.

Operating Expenses — Private Education Loans Segment

Operating expenses for our Private Education Loans segment include costs incurred to service and collect on our Private Education Loan portfolio. Operating expenses were $39 million and $40 million for the quarters ended September 30, 2015 and 2014, respectively, and $127 million and $138 million for the nine months ended September 30, 2015 and 2014, respectively.

Business Services Segment

The following table includes “Core Earnings” results for our Business Services segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Net interest income	$—	$—	—%	$—	$—	—%
Servicing revenue:
Intercompany loan servicing	106	112	(5)	324	345	(6)
Third-party loan servicing	47	46	2	138	130	6
Guarantor servicing	8	9	(11)	25	27	(7)

Total servicing revenue	161	167	(4)	487	502	(3)
Asset recovery revenue	85	65	31	273	308	(11)
Other Business Services revenue	2	3	(33)	4	4	—

Total other income	248	235	6	764	814	(6)
Direct operating expenses	123	98	26	355	286	24

Income from continuing operations, before income tax expense	125	137	(9)	409	528	(23)
Income tax expense	46	50	(8)	152	197	(23)

Net income from continuing operations	79	87	(9)	257	331	(22)
Loss from discontinued operations, net of tax benefit	—	(2)	(100)	—	(1)	(100)

“Core Earnings”	$79	$85	(7)%	$257	$330	(22)%

“Core Earnings” were $79 million in the third quarter of 2015, compared with $85 million in the year-ago quarter. The decrease was primarily the result of $11 million of one-time conversion costs to move $4.9 billion of FFELP Loans to our servicing system. Key segment metrics are as follows:

	As of September 30,
(Dollars in billions)	2015	2014
Number of accounts serviced for ED (in millions)	6.3	6.1
Total federal loans serviced	$289	$277
Contingent collections receivables inventory:
Student loans	$10.6	$13.3
Other	15.2	2.7

Total contingent collections receivables inventory	$25.8	$16.0

In February 2015, Navient completed the acquisition of Gila LLC, an asset recovery and business process outsourcing firm serving more than 600 clients in 39 states. The firm provides receivables management services and account processing solutions for state governments, agencies, court systems and municipalities.

In October 2015, Navient completed the acquisition of Xtend Healthcare, a health care payments company. The firm provides health insurance claims billing and account resolution, as well as patient billing and customer service to more than 130 hospitals. The acquisition leverages Navient’s asset recovery and business process outsourcing capabilities into the attractive health care payments sector.

Revenues related to services performed on FFELP Loans accounted for 71 percent and 75 percent, respectively, of total Business Services segment revenues for the quarters ended September 30, 2015 and 2014, and 72 percent and 76 percent, respectively, of total Business Services segment revenues for the nine months ended September 30, 2015 and 2014.

Servicing Revenue

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $98 billion and $98 billion for the quarters ended September 30, 2015 and 2014, respectively, and $99 billion and $101 billion for the nine months ended September 30, 2015 and 2014, respectively. The decline in the intercompany loan servicing revenue from the year-ago periods was primarily due to the decrease in the average servicing rate paid as well as for the year-to-date period the decline in the average balance of FFELP Loans serviced.

Third-party loan servicing income increased $1 million from the year-ago quarter and $8 million for the first nine months of 2015 compared with the year-ago period primarily due to an increase in the number of accounts serviced for ED.

The Company services student loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.3 million customer accounts under the ED Servicing Contract as of September 30, 2015, compared with 6.1 million customer accounts serviced at September 30, 2014. Third-party loan servicing fees in the quarters ended September 30, 2015 and 2014 included $35 million and $34 million, respectively, of servicing revenue related to the ED Servicing Contract. On June 13, 2014, ED extended its servicing contract with us to service DSLP Loans for five more years.

Asset Recovery Revenue

Our asset recovery revenue consists of fees we receive for asset recovery of delinquent and defaulted debt on behalf of third-party clients performed on a contingent basis. The majority of this fee revenue is generated through collecting or rehabilitating defaulted federal loans. Asset recovery revenue increased $20 million in the third quarter of 2015 compared with the year-ago quarter primarily as a result of higher asset recovery volume and revenue from Gila LLC, acquired in first-quarter 2015. Asset recovery revenue decreased $35 million in the nine months ended September 30, 2015 compared with the year-ago period primarily as a result of the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduced the amount paid to Guarantor agencies for defaulted FFELP Loans that are rehabilitated. This legislative reduction in fees represents $78 million of the decrease in asset recovery revenue. This reduction was partially offset by higher asset recovery volume and revenue from Gila LLC.

Since 1997, Navient has provided asset recovery services on defaulted student loans to ED. This contract expired by its terms on February 21, 2015 and our Pioneer Credit Recovery (“Pioneer”) subsidiary received no new account placements under the contract. We are engaged with ED to learn more about their decision and address any questions or concerns they may have. In addition, on March 9, 2015, Pioneer filed a bid protest with the U.S. Government Accountability Office (“GAO”) which was dismissed on March 13, 2015. This bid protest was dismissed from the GAO based upon overlapping jurisdiction. Following the bid protest dismissal, Pioneer filed its own complaint with the U.S. Court of Federal Claims, which complaint was consolidated with several similar cases filed by other private collection agencies. On April 16, 2015, Pioneer’s complaint, together with the other plaintiffs’ consolidated complaints, was dismissed for lack of jurisdiction. We have appealed this decision. Pioneer’s appeal will be heard on November 5, 2015.

Separately, we have submitted a response to ED’s request for proposals (“RFP”) in relation to a new contract for similar services. There can be no assurances that Pioneer will be awarded an extension of the existing contract, a new contract under the RFP or what volume of accounts might be placed with Pioneer.

Operating Expenses — Business Services Segment

Operating expenses for our Business Services segment primarily include costs incurred to service our FFELP Loan portfolio, third-party servicing and asset recovery costs, and other operating costs. The $25 million increase in operating expenses in the quarter ended September 30, 2015 compared with the year-ago quarter was primarily due to operating costs related to Gila LLC, $11 million in one-time conversion costs to move $4.9 billion of FFELP Loans to our servicing system and increased operating costs related to higher third-party servicing and asset recovery volumes.

Other Segment

The following table includes “Core Earnings” results of our Other segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Net interest loss after provision for loan losses	$(24)	$(26)	(8)%	$(77)	$(74)	4%
Gains on sales of loans and investments	—	—	—	—	—	—
Gains on debt repurchases	—	—	—	—	—	—
Other	3	8	(63)	11	19	(42)

Total other income	3	8	(63)	11	19	(42)
Direct operating expenses	9	3	200	20	118	(83)
Overhead expenses:
Corporate overhead	24	25	(4)	81	75	8
Unallocated information technology costs	30	23	30	88	74	19

Total overhead expenses	54	48	13	169	149	13

Total operating expenses	63	51	24	189	267	(29)

Loss from continuing operations, before income tax benefit	(84)	(69)	22	(255)	(322)	(21)
Income tax benefit	(31)	(25)	24	(95)	(120)	(21)

Net loss from continuing operations	(53)	(44)	20	(160)	(202)	(21)
Income from discontinued operations, net of tax expense	1	—	100	1	—	100

“Core Earnings” (loss)	$(52)	$(44)	18%	$(159)	$(202)	(21)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses includes net interest loss related to our corporate liquidity portfolio, partially offset by net interest income related to our mortgage and consumer loan portfolios.

Gains on Debt Repurchases

We repurchased $0 million and $9 million face amount of our unsecured debt for the quarters ended September 30, 2015 and 2014, respectively, and $1.1 billion and $14 million face amount of our unsecured debt for the nine months ended September 30, 2015 and 2014, respectively. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

Direct Operating Expenses — Other Segment

In the first quarter of 2014, we recognized $111 million of expense related to the settlement of regulatory matters (for additional information, see Part II. “Other Information,” Item 1. “Legal Proceedings — Regulatory Matters”). For the three months and nine months ended September 30, 2015, we recognized $8 million and $12 million, respectively, of regulatory-related costs. These costs were the primary driver of the change in operating expenses for the periods presented above.

Overhead — Other Segment

Unallocated corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations. The increase in overhead expenses in the nine months ended September 30, 2015 compared with the year-ago period is primarily due to incremental costs post-Spin-Off resulting from operating as a new separate company.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$99,367	2.51%	$98,736	2.56%	$101,415	2.49%	$101,113	2.53%
Private Education Loans	28,383	6.20	31,179	6.24	29,225	6.11	34,617	6.46
Other loans	73	8.47	89	9.35	77	9.07	94	9.47
Cash and investments	6,116	.13	6,305	.10	6,203	.12	7,126	.13

Total interest-earning assets	133,939	3.19%	136,309	3.29%	136,920	3.16%	142,950	3.37%

Non-interest-earning assets	4,108		3,304		4,252		3,610

Total assets	$138,047		$139,613		$141,172		$146,560

Average Liabilities and Equity
Short-term borrowings	$2,858	2.51%	$5,047	.56%	$3,305	2.39%	$8,631	.72%
Long-term borrowings	128,654	1.56	128,120	1.55	131,117	1.52	130,572	1.54

Total interest-bearing liabilities	131,512	1.58%	133,167	1.51%	134,422	1.54%	139,203	1.49%

Non-interest-bearing liabilities	2,646		2,380		2,732		2,631
Equity	3,889		4,066		4,018		4,726

Total liabilities and equity	$138,047		$139,613		$141,172		$146,560

Net interest margin		1.64%		1.82%		1.65%		1.92%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
Three Months Ended September 30, 2015 vs. 2014
Interest income	$(55)	$(36)	$(19)
Interest expense	16	22	(6)

Net interest income	$(71)	$(61)	$(10)

Nine Months Ended September 30, 2015 vs. 2014
Interest income	$(365)	$(217)	$(148)
Interest expense	3	57	(54)

Net interest income	$(368)	$(284)	$(84)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net — GAAP and “Core Earnings” Basis

	September 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$287	$—	$287	$237	$524
Grace, repayment and other(2)	37,004	60,134	97,138	28,248	125,386

Total, gross	37,291	60,134	97,425	28,485	125,910
Unamortized premium/(discount)	653	474	1,127	(549)	578
Receivable for partially charged-off loans	—	—	—	892	892
Allowance for loan losses	(52)	(32)	(84)	(1,505)	(1,589)

Total student loan portfolio	$37,892	$60,576	$98,468	$27,323	$125,791

% of total FFELP	38%	62%	100%
% of total	30%	48%	78%	22%	100%

	December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$488	$—	$488	$436	$924
Grace, repayment and other(2)	39,958	62,992	102,950	30,625	133,575

Total, gross	40,446	62,992	103,438	31,061	134,499
Unamortized premium/(discount)	677	499	1,176	(594)	582
Receivable for partially charged-off loans	—	—	—	1,245	1,245
Allowance for loan losses	(58)	(35)	(93)	(1,916)	(2,009)

Total student loan portfolio	$41,065	$63,456	$104,521	$29,796	$134,317

% of total FFELP	39%	61%	100%
% of total	31%	47%	78%	22%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Average Student Loan Balances (net of unamortized premium/discount) — GAAP Basis

	Three Months Ended September 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,360	$61,007	$99,367	$28,383	$127,750
% of FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

	Three Months Ended September 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$37,358	$61,378	$98,736	$31,179	$129,915
% of FFELP	38%	62%	100%
% of total	29%	47%	76%	24%	100%

	Nine Months Ended September 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$39,426	$61,989	$101,415	$29,225	$130,640
% of FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

	Nine Months Ended September 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,474	$62,639	$101,113	$34,617	$135,730
% of FFELP	38%	62%	100%
% of total	28%	46%	74%	26%	100%

Average Student Loan Balances (net of unamortized premium/discount) — “Core Earnings” Basis

	Three Months Ended September 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,360	$61,007	$99,367	$28,383	$127,750
% of FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

	Three Months Ended September 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$37,358	$61,378	$98,736	$31,179	$129,915
% of FFELP	38%	62%	100%
% of total	29%	47%	76%	24%	100%

	Nine Months Ended September 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$39,426	$61,989	$101,415	$29,225	$130,640
% of FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

	Nine Months Ended September 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,474	$62,024	$100,498	$31,369	$131,867
% of FFELP	38%	62%	100%
% of total	29%	47%	76%	24%	100%

Student Loan Activity — GAAP Basis

	Three Months Ended September 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$38,680	$61,584	$100,264	$28,107	$128,371
Acquisitions	675	427	1,102	4	1,106
Capitalized interest and premium/discount amortization	299	277	576	113	689
Consolidations to third parties	(618)	(493)	(1,111)	(51)	(1,162)
Sales	—	—	—	—	—
Repayments and other	(1,144)	(1,219)	(2,363)	(850)	(3,213)

Ending balance	$37,892	$60,576	$98,468	$27,323	$125,791

	Three Months Ended September 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$37,806	$61,924	$99,730	$30,324	$130,054
Acquisitions and originations	263	258	521	848	1,369
Capitalized interest and premium/discount amortization	292	277	569	144	713
Consolidations to third parties	(591)	(419)	(1,010)	(25)	(1,035)
Sales	—	—	—	—	—
Repayments and other	(997)	(1,106)	(2,103)	(815)	(2,918)

Ending balance	$36,773	$60,934	$97,707	$30,476	$128,183

	Nine Months Ended September 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$41,065	$63,456	$104,521	$29,796	$134,317
Acquisitions	1,608	1,318	2,926	14	2,940
Capitalized interest and premium/discount amortization	894	845	1,739	373	2,112
Consolidations to third parties	(1,993)	(1,509)	(3,502)	(115)	(3,617)
Sales	(301)	(72)	(373)	—	(373)
Repayments and other	(3,381)	(3,462)	(6,843)	(2,745)	(9,588)

Ending balance	$37,892	$60,576	$98,468	$27,323	$125,791

	Nine Months Ended September 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$40,021	$64,567	$104,588	$37,512	$142,100
Acquisitions and originations	885	908	1,793	2,493	4,286
Capitalized interest and premium/discount amortization	880	852	1,732	512	2,244
Consolidations to third parties	(1,413)	(1,045)	(2,458)	(84)	(2,542)
Sales	—	—	—	—	—
Distribution of SLM BankCo	(495)	(885)	(1,380)	(7,204)	(8,584)
Repayments and other	(3,105)	(3,463)	(6,568)	(2,753)	(9,321)

Ending balance	$36,773	$60,934	$97,707	$30,476	$128,183

Student Loan Activity — “Core Earnings” Basis

	Three Months Ended September 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$38,680	$61,584	$100,264	$28,107	$128,371
Acquisitions	675	427	1,102	4	1,106
Capitalized interest and premium/discount amortization	299	277	576	113	689
Consolidations to third parties	(618)	(493)	(1,111)	(51)	(1,162)
Sales	—	—	—	—	—
Repayments and other	(1,144)	(1,219)	(2,363)	(850)	(3,213)

Ending balance	$37,892	$60,576	$98,468	$27,323	$125,791

	Three Months Ended September 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$37,806	$61,924	$99,730	$30,324	$130,054
Acquisitions	263	258	521	848	1,369
Capitalized interest and premium/discount amortization	292	277	569	144	713
Consolidations to third parties	(591)	(419)	(1,010)	(25)	(1,035)
Sales	—	—	—	—	—
Repayments and other	(997)	(1,106)	(2,103)	(815)	(2,918)

Ending balance	$36,773	$60,934	$97,707	$30,476	$128,183

	Nine Months Ended September 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$41,065	$63,456	$104,521	$29,796	$134,317
Acquisitions	1,608	1,318	2,926	14	2,940
Capitalized interest and premium/discount amortization	894	845	1,739	373	2,112
Consolidations to third parties	(1,993)	(1,509)	(3,502)	(115)	(3,617)
Sales	(301)	(72)	(373)	—	(373)
Repayments and other	(3,381)	(3,462)	(6,843)	(2,745)	(9,588)

Ending balance	$37,892	$60,576	$98,468	$27,323	$125,791

	Nine Months Ended September 30, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$39,499	$63,664	$103,163	$31,006	$134,169
Acquisitions	886	907	1,793	1,613	3,406
Capitalized interest and premium/discount amortization	873	841	1,714	480	2,194
Consolidations to third parties	(1,406)	(1,040)	(2,446)	(76)	(2,522)
Sales	—	—	—	—	—
Repayments and other	(3,079)	(3,438)	(6,517)	(2,547)	(9,064)

Ending balance	$36,773	$60,934	$97,707	$30,476	$128,183

Student Loan Allowance for Loan Losses Activity — GAAP Basis

	Three Months Ended September 30,
	2015			2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$89	$1,533	$1,622	$96	$1,983	$2,079
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	—	—	—	—	—
Net charge-offs remaining(2)	(12)	(148)	(160)	(14)	(158)	(172)

Total net charge-offs	(12)	(148)	(160)	(14)	(158)	(172)
Student loan sales	—	—	—	—	—	—
Plus:
Provision for loan losses	7	117	124	10	130	140
Reclassification of interest reserve(3)	—	3	3	—	4	4

Ending balance	$84	$1,505	$1,589	$92	$1,959	$2,051

Troubled debt restructuring(4)	$—	$10,493	$10,493	$—	$9,932	$9,932

	Nine Months Ended September 30,
	2015			2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$93	$1,916	$2,009	$119	$2,097	$2,216
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	(330)	—	—	—
Net charge-offs remaining(2)	(28)	(517)	(545)	(51)	(543)	(594)

Total net charge-offs	(28)	(847)	(875)	(51)	(543)	(594)
Student loan sales	—	—	—	—	—	—
Distribution of SLM BankCo	—	—	—	(6)	(69)	(75)
Plus:
Provision for loan losses	19	428	447	30	460	490
Reclassification of interest reserve(3)	—	8	8	—	14	14

Ending balance	$84	$1,505	$1,589	$92	$1,959	$2,051

Troubled debt restructuring(4)	$—	$10,493	$10,493	$—	$9,932	$9,932

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

(4)	Represents the recorded investment of loans classified as troubled debt restructuring.

Student Loan Allowance for Loan Losses Activity — “Core Earnings” Basis

	Three Months Ended September 30,
	2015			2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$89	$1,533	$1,622	$96	$1,983	$2,079
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	—	—	—	—	—
Net charge-offs remaining(2)	(12)	(148)	(160)	(14)	(158)	(172)

Total net charge-offs	(12)	(148)	(160)	(14)	(158)	(172)
Student loan sales	—	—	—	—	—	—
Plus:
Provision for loan losses	7	117	124	10	130	140
Reclassification of interest reserve(3)	—	3	3	—	4	4
Other transactions	—	—	—	—	—	—

Ending balance	$84	$1,505	$1,589	$92	$1,959	$2,051

Troubled debt restructuring(4)	$—	$10,493	$10,493	$—	$9,932	$9,932

	Nine Months Ended September 30,
	2015			2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$93	$1,916	$2,009	$113	$2,035	$2,148
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	(330)	—	—	—
Net charge-offs remaining(2)	(28)	(517)	(545)	(51)	(543)	(594)

Total net charge-offs	(28)	(847)	(875)	(51)	(543)	(594)
Student loan sales	—	—	—	—	—	—
Plus:
Provision for loan losses	19	428	447	30	411	441
Reclassification of interest reserve(3)	—	8	8	—	14	14
Other transactions	—	—	—	—	42	42

Ending balance	$84	$1,505	$1,589	$92	$1,959	$2,051

Troubled debt restructuring(4)	$—	$10,493	$10,493	$—	$9,932	$9,932

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

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	FFELP Loan Delinquencies
	September 30,
	2015		2014
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$9,184		$10,868
Loans in forbearance(2)	12,947		14,452
Loans in repayment and percentage of each status:
Loans current	63,320	84.1%	60,693	84.9%
Loans delinquent 31-60 days(3)	3,654	4.9	3,538	4.9
Loans delinquent 61-90 days(3)	1,886	2.5	1,878	2.6
Loans delinquent greater than 90 days(3)	6,434	8.5	5,399	7.6

Total FFELP Loans in repayment	75,294	100%	71,508	100%

Total FFELP Loans, gross	97,425		96,828
FFELP Loan unamortized premium	1,127		971

Total FFELP Loans	98,552		97,799
FFELP Loan allowance for losses	(84)		(92)

FFELP Loans, net	$98,468		$97,707

Percentage of FFELP Loans in repayment		77.3%		73.9%

Delinquencies as a percentage of FFELP Loans in repayment		15.9%		15.1%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		14.7%		16.8%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Allowance at beginning of period	$89	$96	$93	$119
Provision for FFELP Loan losses	7	10	19	30
Charge-offs	(12)	(14)	(28)	(51)
Student loan sales	—	—	—	—
Distribution of SLM BankCo	—	—	—	(6)

Allowance at end of period	$84	$92	$84	$92

Charge-offs as a percentage of average loans in repayment (annualized)	.06%	.08%	.05%	.10%
Allowance as a percentage of ending total loans, gross	.09%	.09%	.09%	.09%
Allowance as a percentage of ending loans in repayment	.11%	.13%	.11%	.13%
Allowance coverage of charge-offs (annualized)	1.7	1.6	2.2	1.3
Ending total loans, gross	$97,425	$96,828	$97,425	$96,828
Average loans in repayment	$75,460	$71,807	$76,412	$72,635
Ending loans in repayment	$75,294	$71,508	$75,294	$71,508

Allowance for FFELP Loan Losses — “Core Earnings” Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Allowance at beginning of period	$89	$96	$93	$113
Provision for FFELP Loan losses	7	10	19	30
Charge-offs	(12)	(14)	(28)	(51)
Student loan sales	—	—	—	—

Allowance at end of period	$84	$92	$84	$92

Charge-offs as a percentage of average loans in repayment (annualized)	.06%	.08%	.05%	.09%
Allowance as a percentage of ending total loans, gross	.09%	.09%	.09%	.09%
Allowance as a percentage of ending loans in repayment	.11%	.13%	.11%	.13%
Allowance coverage of charge-offs (annualized)	1.7	1.6	2.2	1.4
Ending total loans, gross	$97,425	$96,828	$97,425	$96,828
Average loans in repayment	$75,460	$71,807	$76,412	$72,194
Ending loans in repayment	$75,294	$71,508	$75,294	$71,508

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	Private Education Loan Delinquencies
	September 30,
	2015		2014
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,335		$3,436
Loans in forbearance(2)	1,046		1,258
Loans in repayment and percentage of each status:
Loans current	23,258	92.6%	24,963	92.1%
Loans delinquent 31-60 days(3)	589	2.4	732	2.7
Loans delinquent 61-90 days(3)	403	1.6	468	1.8
Loans delinquent greater than 90 days(3)	854	3.4	929	3.4

Total Private Education Loans in repayment	25,104	100%	27,092	100%

Total Private Education Loans, gross	28,485		31,786
Private Education Loan unamortized discount	(549)		(604)

Total Private Education Loans	27,936		31,182
Private Education Loan receivable for partially charged-off loans	892		1,253
Private Education Loan allowance for losses	(1,505)		(1,959)

Private Education Loans, net	$27,323		$30,476

Percentage of Private Education Loans in repayment		88.1%		85.2%

Delinquencies as a percentage of Private Education Loans in repayment		7.4%		7.9%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.0%		4.4%

Loans in repayment with more than 12 payments made		93.8%		90.5%

Percentage of Private Education Loans with a cosigner		65%		64%

Average FICO at origination		718		718

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses — GAAP Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Allowance at beginning of period	$1,533	$1,983	$1,916	$2,097
Provision for Private Education Loan losses	117	130	428	460
Net adjustment resulting from the change in the charge-off rate(1)	—	—	(330)	—
Net charge-offs remaining(2)	(148)	(158)	(517)	(543)

Total net charge-offs	(148)	(158)	(847)	(543)
Reclassification of interest reserve(3)	3	4	8	14
Distribution of SLM BankCo	—	—	—	(69)

Allowance at end of period	$1,505	$1,959	$1,505	$1,959

Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	2.3%	2.3%	2.6%	2.5%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	—%	—%	1.7%	—%
Average coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	2.6	3.1	2.2	2.7
Allowance as a percentage of ending total loans	5.1%	5.9%	5.1%	5.9%
Allowance as a percentage of ending loans in repayment	6.0%	7.2%	6.0%	7.2%
Ending total loans(4)	$29,377	$33,039	$29,377	$33,039
Average loans in repayment	$25,546	$27,228	$26,100	$29,065
Ending loans in repayment	$25,104	$27,092	$25,104	$27,092

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

(4)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

Allowance for Private Education Loan Losses — “Core Earnings” Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Allowance at beginning of period	$1,533	$1,983	$1,916	$2,035
Provision for Private Education Loan losses	117	130	428	411
Net adjustment resulting from the change in the charge-off rate(1)	—	—	(330)	—
Net charge-offs remaining(2)	(148)	(158)	(517)	(543)

Total net charge-offs	(148)	(158)	(847)	(543)
Reclassification of interest reserve(3)	3	4	8	14
Loan sales and other transactions	—	—	—	42

Allowance at end of period	$1,505	$1,959	$1,505	$1,959

Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	2.3%	2.3%	2.6%	2.7%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	—%	—%	1.7%	—%
Average coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	2.6	3.1	2.2	2.7
Allowance as a percentage of ending total loans	5.1%	5.9%	5.1%	5.9%
Allowance as a percentage of ending loans in repayment	6.0%	7.2%	6.0%	7.2%
Ending total loans(4)	$29,377	$33,039	$29,377	$33,039
Average loans in repayment	$25,546	$27,228	$26,100	$27,151
Ending loans in repayment	$25,104	$27,092	$25,104	$27,092

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

(4)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional Private Education Loans for the quarters ended.

GAAP and “Core Earnings” Basis:

	September 30, 2015			September 30, 2014
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$26,746	$2,631	$29,377	$29,955	$3,084	$33,039
Ending loans in repayment	23,130	1,974	25,104	24,941	2,151	27,092
Private Education Loan allowance for losses	1,251	254	1,505	1,546	413	1,959
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(2)	1.9%	6.5%	2.3%	1.9%	7.0%	2.3%
Average coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(2)	2.7	1.9	2.6	3.3	2.7	3.1
Allowance as a percentage of ending total loan balance	4.7%	9.6%	5.1%	5.2%	13.4%	5.9%
Allowance as a percentage of ending loans in repayment	5.4%	12.8%	6.0%	6.2%	19.2%	7.2%
Delinquencies as a percentage of Private Education Loans in repayment	6.6%	15.8%	7.4%	7.0%	17.7%	7.9%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	3.0%	8.2%	3.4%	3.0%	8.7%	3.4%
Loans in forbearance as a percentage of loans in repayment and forbearance	3.8%	5.8%	4.0%	4.3%	6.4%	4.4%
Loans that entered repayment during the period(3)	$53	$3	$56	$89	$6	$95
Percentage of Private Education Loans with a cosigner	67%	32%	65%	67%	31%	64%
Average FICO at origination	726	626	718	726	626	718

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

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

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 or more days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for Private Education Loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The financial crisis, which began in 2007, impacted our collections on defaulted loans and as a result, Private Education Loans which defaulted from 2007 through March 31, 2015, experienced collection performance below our pre-financial crisis experience. For that reason, until we gained enough data and experience to determine the long-term, post-default recovery rate of 21 percent in second-quarter 2015, we established a reserve for potential shortfalls in recoveries. In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans. We no longer expect to have significant periodic recovery shortfalls as a result of this change; however, it is possible we may continue to experience such shortfalls. The following table summarizes the activity in the receivable for partially charged-off Private Education Loans (GAAP basis and “Core Earnings” basis are the same).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Receivable at beginning of period	$902	$1,269	$1,245	$1,313
Expected future recoveries of current period defaults(1)	38	51	147	175
Recoveries(2)	(48)	(48)	(151)	(167)
Net adjustment resulting from the change in the charge-off rate(3)	—	—	(330)	—
Net charge-offs remaining	—	(19)	(19)	(68)

Total net charge-offs	—	(19)	(349)	(68)

Receivable at end of period	892	1,253	892	1,253
Allowance for estimated recovery shortfalls(4)	—	(392)	—	(392)

Net receivable at end of period	$892	$861	$892	$861

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

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

At September 30, 2015, loans in forbearance status as a percentage of loans in repayment and forbearance were 12.5 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.6 percent for loans that have made more than 48 monthly payments. Approximately 51 percent of our Private Education Loans in forbearance status have made less than 25 monthly payments.

At September 30, 2015, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 9.4 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.5 percent for loans that have made more than 48 monthly payments. Approximately 41 percent of our Private Education Loans in repayment that are delinquent greater than 90 days have made less than 25 monthly payments.

For the three months ended September 30, 2015, charge-offs as a percentage of loans in repayment were 8.0 percent for loans that have made less than 25 monthly payments. The percentage drops to 0.8 percent for loans that have made more than 48 monthly payments. Approximately 55 percent of our Private Education Loan charge-offs occurring in third-quarter 2015 made less than 25 monthly payments.

GAAP and “Core Earnings” Basis:

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
September 30, 2015	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$2,335	$2,335
Loans in forbearance	379	154	151	125	237	—	1,046
Loans in repayment — current	1,163	1,880	3,067	3,574	13,574	—	23,258
Loans in repayment — delinquent 31-60 days	101	82	97	91	218	—	589
Loans in repayment — delinquent 61-90 days	88	63	72	56	124	—	403
Loans in repayment — delinquent greater than 90 days	195	157	158	126	218	—	854

Total	$1,926	$2,336	$3,545	$3,972	$14,371	$2,335	28,485

Unamortized discount							(549)
Receivable for partially charged-off loans							892
Allowance for loan losses							(1,505)

Total Private Education Loans, net							$27,323

Loans in forbearance as a percentage of loans in repayment and forbearance	19.7%	6.6%	4.3%	3.2%	1.6%	—%	4.0%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	12.6%	7.2%	4.6%	3.3%	1.5%	—%	3.4%

Net charge-offs as a percentage of average loans in repayment	12.6%	4.7%	2.4%	1.7%	.8%	—%	2.3%

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
September 30, 2014	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,436	$3,436
Loans in forbearance	542	207	174	138	197	—	1,258
Loans in repayment — current	1,981	3,187	3,917	4,176	11,702	—	24,963
Loans in repayment — delinquent 31-60 days	175	132	125	107	193	—	732
Loans in repayment — delinquent 61-90 days	129	89	79	65	106	—	468
Loans in repayment — delinquent greater than 90 days	275	196	167	116	175	—	929

Total	$3,102	$3,811	$4,462	$4,602	$12,373	$3,436	31,786

Unamortized discount							(604)
Receivable for partially charged-off loans							1,253
Allowance for loan losses							(1,959)

Total Private Education Loans, net							$30,476

Loans in forbearance as a percentage of loans in repayment and forbearance	17.5%	5.4%	3.9%	3.0%	1.6%	—%	4.4%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	10.7%	5.4%	3.9%	2.6%	1.4%	—%	3.4%

Net charge-offs as a percentage of average loans in repayment	10.4%	3.3%	2.0%	1.3%	.8%	—%	2.3%

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of September 30, 2015.

	Loan Program
(Dollars in millions)	Signature and Other		Smart Option	Career Training	Total
$ in repayment	$20,109		$4,171	$824	$25,104
$ in total	$22,959		$4,669	$857	$28,485
Payment method by enrollment status:
In-school/grace	Deferred	(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated		Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. On a “Core Earnings” basis, as of September 30, 2015 and 2014, customers in repayment owing approximately $2.3 billion (9 percent of loans in repayment) and $3.5 billion (13 percent of loans in repayment), respectively, were enrolled in the interest-only program. Of these amounts, 7 percent and 8 percent were non-traditional loans as of September 30, 2015 and 2014, respectively.

Accrued Interest Receivable — GAAP and “Core Earnings” Basis:

The following table provides information regarding accrued interest receivable on our Private Education Loans and our allowance for uncollectible interest.

(Dollars in millions)	Accrued Interest Receivable	Allowance for Uncollectible Interest
September 30, 2015	$546	$34
December 31, 2014	$612	$40
September 30, 2014	$666	$45

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

We have unsecured debt that totaled $15.8 billion at September 30, 2015. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade. From May 1, 2014 (Spin-Off) to September 30, 2015, we issued $1.5 billion of unsecured debt at an average all-in cost of one-month LIBOR plus 3.88 percent and an average term to maturity of 7.3 years. Recent market conditions and other factors have adversely impacted the cost and availability of new unsecured debt financing.

In June 2015, Moody’s and Fitch placed $34 billion of FFELP ABS sponsored by our affiliates on credit watch due to concerns that trust cash flows may not be sufficient to pay all bonds by the legal final maturity date. The credit watch actions have created dislocation in the FFELP ABS market, which has impacted the cost and availability of FFELP ABS financing. During the third quarter of 2015, we funded cleanup call options related to seven FFELP ABS trusts representing $852 million of bonds. The FFELP Loans from the cleanup call transaction that had supported the cleaned-up trusts were funded through our FFELP ABCP conduit facilities. Additionally, the Company also amended the transaction agreements for 16 Navient-sponsored securitization trusts backed by FFELP Loans. The amendments give Navient the option (in addition to the existing 10 percent cleanup call option) to purchase trust student loans aggregating up to 10 percent of the trust’s initial pool balance.

We expect to fund our ongoing liquidity needs, including the repayment of $1.2 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash and investment portfolio, the cash flows from operating activities ($1.5 billion in the nine months ended September 30, 2015), the repayment of principal on unencumbered student loan assets, and the distributions from our securitization trusts (including servicing fees which are priority payments within the trusts). We may also draw down on our secured FFELP Loan and Private Education Loan facilities, and, subject to market conditions, issue ABS or additional unsecured debt or enter into other secured or unsecured credit arrangements.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	September 30, 2015	December 31, 2014
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,310	$1,449
Unencumbered FFELP Loans	1,175	1,909

Total GAAP and “Core Earnings” basis	$2,485	$3,358

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,473	$1,958	$1,576	$2,041
Unencumbered FFELP Loans	1,253	1,859	1,623	1,795

Total “Core Earnings” basis	2,726	3,817	3,199	3,836
SLM BankCo(1)	—	—	—	1,306

Total GAAP basis	$2,726	$3,817	$3,199	$5,142

(1)	For the nine months ended September 30, 2014, includes $690 million of cash and $616 million of FFELP Loans.

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan – other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of September 30, 2015 and December 31, 2014, the maximum additional capacity under these facilities was $10.1 billion and $13.2 billion, respectively. For the three months ended September 30, 2015 and 2014, the average maximum additional capacity under these facilities was $11.0 billion and $10.8 billion, respectively. For the nine months ended September 30, 2015 and 2014, the average maximum additional capacity under these facilities was $12.0 billion and $11.6 billion, respectively.

In addition to the FFELP Loan — other facilities, liquidity may also be available from our Private Education Loan ABCP facility. This facility provides liquidity for Private Education Loan acquisitions and for the refinancing of loans presently on our balance sheet. The maximum capacity under this facility is $1 billion and it matures in June 2016. At September 30, 2015, the available capacity under this facility was $242 million.

We also hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. Total unencumbered student loans comprised $5.2 billion of our unencumbered assets of which $4.0 billion and $1.2 billion related to Private Education Loans and FFELP Loans, respectively. At September 30, 2015, we had a total of $9.9 billion of unencumbered assets inclusive of those described above as sources of primary liquidity and exclusive of goodwill and acquired intangible assets.

For further discussion of our various sources of liquidity, our continued access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6 — Borrowings” in our 2014 Form 10-K.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	September 30, 2015	December 31, 2014
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$5.0	$4.9
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.5	6.5
Tangible unencumbered assets(1)	9.9	12.4
Senior unsecured debt	(15.8)	(17.4)
Mark-to-market on unsecured hedged debt(2)	(1.0)	(.9)
Other liabilities, net	(1.3)	(1.7)

Total tangible equity – GAAP Basis	$3.3	$3.8

(1)	Excludes goodwill and acquired intangible assets.

(2)

At September 30, 2015 and December 31, 2014, there were $881 million and $794 million, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

Financing Transactions during the Nine Months Ended September 30, 2015

The following financing transactions have taken place in the first nine months of 2015:

Unsecured Financings:

•	On March 27, 2015, Navient issued $500 million in senior unsecured bonds.

•	Navient repurchased $1.1 billion of unsecured debt.

FFELP Loan Financings:

•	On February 26, 2015, Navient issued $1.0 billion in FFELP Loan ABS.

•	On April 23, 2015, Navient issued $997 million in FFELP Loan ABS.

•	On June 18, 2015, Navient issued $758 million in FFELP Loan ABS.

Private Education Loan Financings:

•	On January 22, 2015, Navient issued $689 million in Private Education Loan ABS.

•	On August 13, 2015, Navient issued $700 million in Private Education Loan ABS.

Shareholder Distributions

In the nine months ended September 30, 2015, we paid three quarterly common stock dividends of $0.16 per share, up from $0.15 per share in the prior year.

We repurchased 41.9 million shares of common stock for $775 million in the nine months ended September 30, 2015. The shares were repurchased under our January 2015 share repurchase program that authorizes up to $1 billion of share repurchases, of which $225 million remained available at September 30, 2015. Since the Spin-Off through September 30, 2015, we repurchased 64 million shares.

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

The table below highlights exposure related to our derivative counterparties at September 30, 2015.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$88	$16
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	76%	2%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	22%	0%

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings as of September 30, 2015 and December 31, 2014, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three and nine months ended September 30, 2015 and 2014. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2).

Ending Balances

	September 30, 2015			December 31, 2014
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,222	$14,597	$15,819	$1,066	$16,311	$17,377

Total unsecured borrowings	1,222	14,597	15,819	1,066	16,311	17,377

Secured borrowings:
FFELP Loan securitizations	—	80,751	80,751	—	86,241	86,241
Private Education Loan securitizations	—	16,744	16,744	—	17,997	17,997
FFELP Loan — other facilities	—	15,796	15,796	—	15,358	15,358
Private Education Loan — other facilities	758	—	758	653	—	653
Other(1)	851	—	851	937	—	937

Total secured borrowings	1,609	113,291	114,900	1,590	119,596	121,186

“Core Earnings” basis borrowings	2,831	127,888	130,719	2,656	135,907	138,563
Adjustment for GAAP accounting treatment	(15)	405	390	7	959	966

GAAP basis borrowings	$2,816	$128,293	$131,109	$2,663	$136,866	$139,529

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Secured borrowings comprised 88 percent and 87 percent of our “Core Earnings” basis debt outstanding at September 30, 2015 and December 31, 2014, respectively.

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$16,141	4.03%	$17,395	3.75%	$16,555	3.96%	$17,564	3.70%

Total unsecured borrowings	16,141	4.03	17,395	3.75	16,555	3.96	17,564	3.70

Secured borrowings:
FFELP Loan securitizations	82,231	1.08	88,198	1.01	83,861	1.04	89,386	.99
Private Education Loan securitizations	16,918	2.08	18,162	1.98	17,541	2.10	18,425	2.00
FFELP Loan — other facilities	14,872	.85	7,614	.62	14,950	.87	8,307	.80
Private Education Loan — other facilities	527	1.92	955	1.72	601	1.94	770	1.43
Other(1)	823	.68	843	.60	914	.64	804	.40

Total secured borrowings	115,371	1.20	115,772	1.14	117,867	1.17	117,692	1.14

“Core Earnings” basis borrowings	$131,512	1.55%	$133,167	1.48%	$134,422	1.52%	$135,256	1.47%

“Core Earnings” basis borrowings	$131,512	1.55%	$133,167	1.48%	$134,422	1.52%	$135,256	1.47%
Adjustment for GAAP accounting treatment	—	.03	—	.03	—	.02	3,947	2.17

GAAP basis borrowings	$131,512	1.58%	$133,167	1.51%	$134,422	1.54%	$139,203	1.49%

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model and derivative accounting can be found in our 2014 Form 10-K. There were no significant changes to these critical accounting policies during the first nine months of 2015.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at September 30, 2015 and December 31, 2014, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of September 30, 2015			As of September 30, 2014
	Impact on Annual Earnings If:			Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(58)	$(105)	$(304)	$(18)	$1	$(297)
Unrealized gains (losses) on derivative and hedging activities	(34)	(317)	2	125	139	3

Increase (decrease) in net income before taxes	$(92)	$(422)	$(302)	$107	$140	$(294)

Increase (decrease) in diluted earnings per common share(2)	$(.24)	$(1.13)	$(.81)	$.25	$.33	$(.69)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.
(2)	Calculated based on “increase in net income before taxes.”

	At September 30, 2015
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$96,028	$(493)	(1)%	$(982)	(1)%
Private Education Loans	26,544	—	—	—	—
Other earning assets	6,286	—	—	—	—
Other assets	5,589	(468)	(8)	(503)	(9)

Total assets gain (loss)	$134,447	$(961)	(1)%	$(1,485)	(1)%

Liabilities
Interest-bearing liabilities	$124,836	$(661)	(1)%	$(1,823)	(1)%
Other liabilities	2,670	(101)	(4)	734	27

Total liabilities (gain) loss	$127,506	$(762)	(1)%	$(1,089)	(1)%

	At December 31, 2014
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$104,419	$(486)	—%	$(977)	(1)%
Private Education Loans	29,433	—	—	—	—
Other earning assets	6,002	—	—	—	—
Other assets	6,033	(236)	(4)	(317)	(5)%

Total assets gain (loss)	$145,887	$(722)	—%	$(1,294)	(1)%

Liabilities
Interest-bearing liabilities	$136,862	$(781)	(1)%	$(2,164)	(2)%
Other liabilities	2,625	85	3	822	31

Total liabilities (gain) loss	$139,487	$(696)	—%	$(1,342)	(1)%

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

During the three months ended September 30, 2015 and 2014, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

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

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 25 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the September 30, 2015 and 2014 analyses is primarily the result of one-month LIBOR-indexed FFELP Loans being funded with three-month LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 3 for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivative and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2015. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.9	$—	$4.9
Prime	annual	.5	—	.5
Prime	quarterly	3.0	—	3.0
Prime	monthly	14.6	—	14.6
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	—	67.9	(67.9)
1-month LIBOR	monthly	7.8	37.1	(29.3)
1-month LIBOR daily	daily	92.5	—	92.5
CMT/CPI Index	monthly/quarterly	—	.5	(.5)
Non-Discrete reset(3)	monthly	—	18.8	(18.8)
Non-Discrete reset(4)	daily/weekly	6.3	.9	5.4
Fixed Rate(5)		7.8	12.4	(4.6)

Total		$137.7	$137.7	$—

(1)	FFELP Loans of $42.2 billion ($38.2 billion LIBOR index and $4.0 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate ABS and FFELP and Private Education Loan – other facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

“Core Earnings” Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.9	$—	$4.9
Prime	annual	.5	—	.5
Prime	quarterly	3.0	—	3.0
Prime	monthly	14.6	—	14.6
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	—	66.4	(66.4)
1-month LIBOR	monthly	7.8	43.0	(35.2)
1-month LIBOR	daily	92.5	—	92.5
Non-Discrete reset(3)	monthly	—	18.8	(18.8)
Non-Discrete reset(4)	daily/weekly	6.3	.9	5.4
Fixed Rate(5)		6.6	7.3	(.7)

Total		$136.5	$136.5	$—

(1)	FFELP Loans of $15.0 billion ($13.3 billion LIBOR index and $1.7 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate ABS and FFELP and Private Education Loan – other facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our GAAP and “Core Earning” assets and liabilities at September 30, 2015.

(Averages in Years)	Weighted Average Life
Earning assets
Student loans	7.2
Other loans	7.9
Cash and investments	.1

Total earning assets	6.8

Borrowings
Short-term borrowings	.4
Long-term borrowings	6.1

Total borrowings	6.0

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2015. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On March 18, 2011, a student loan borrower filed a putative class action complaint against Old SLM in the U.S. District Court for the Northern District of California. The complaint was captioned Tina M. Ubaldi v. SLM Corporation et. al. The plaintiff brought the complaint on behalf of a class consisting of other similarly situated California borrowers. The complaint alleged, among other things, that Old SLM’s practice of charging late fees proportional to the amount of missed payments constituted liquidated damages in violation of California law; and Old SLM engaged in unfair business practices by charging daily interest on private educational loans. Following additional amendments to the complaint, which added usury claims under California state law and two additional defendants (Sallie Mae, Inc., now known as Navient Solutions, Inc. (“NSI”), and SLM PC Student Loan Trust 2004-A), a Modified Third Amended Complaint was filed on December 2, 2013. I that complaint, plaintiffs sought restitution of late charges and interest paid by members of the class, injunctive relief, cancellation of all future interest payments, treble damages as permitted by law, as well as costs and attorneys’ fees, among other relief. Prior to the formation of Sallie Mae Bank in 2005, Old SLM followed prevalent capital market practices of acquiring and securitizing private education loans purchased in secondary transactions from banks who originated these loans. Plaintiffs alleged that the services provided by Old SLM and Sallie Mae, Inc. to the originating banks resulted in Old SLM and Sallie Mae, Inc. constituting lenders on these loans. Since 2006, Sallie Mae Bank originated the vast majority of all private education loans acquired by Old SLM. The claims at issue in this case expressly exclude loans originated by Sallie Mae Bank since its inception. Named defendants are subsidiaries of Navient and as such only liability arising from the Ubaldi litigation will remain the sole responsibility of Navient Corporation. Plaintiffs filed their Motion for Class Certification on October 22, 2013. On March 24, 2014, the Court denied plaintiffs’ Motion for Class Certification without prejudice, but granted plaintiffs leave to file an amended Motion for Class Certification. On June 23, 2014, Plaintiffs filed a Renewed Motion for Class Certification. On December 19, 2014, the court granted plaintiffs’ Renewed Motion for Class Certification regarding the claims concerning late fees, but denied the motion as to the usury claims. On January 30, 2015, Plaintiffs filed a motion seeking leave to file another amended complaint. On March 24, 2015, the Court denied Plaintiffs’ motion, denying their request to amend the complaint again. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith.

On November 26, 2014, Marlene Blyden filed a putative class action suit in the U.S. District Court for the Central District of California against Navient Corporation, Navient, LLC, Navient Solutions, Inc., Navient Credit Finance Corporation, Navient Investment Corporation, SLM Corporation, The Bank of New York, and The Bank of New York Mellon Trust Company, N.A. The complaint was captioned Marlene Blyden v. Navient Corporation et. al. On December 2, 2014, plaintiff filed a First Amended Complaint. The plaintiff purports to bring the First Amended Complaint on behalf of a class consisting of other similarly situated California borrowers. The First Amended Complaint alleged that plaintiff and members of the asserted class were charged and/or paid interest at a rate above that permitted under California law. On February 4, 2015, Plaintiff filed her Second Amended Complaint, which drops SLM Corporation as a defendant, adds various securitization trusts as defendants, and adds claims for conversion and for money had and received. Defendants filed Motions to Dismiss the Second Amended Complaint on March 6, 2015. The plaintiff filed her Opposition on April 16, 2015, and Defendants filed Replies on April 20, 2015. On July 23, 2015, the Court granted Defendants’ Motions to Dismiss Plaintiff’s Second Amended Complaint but permitted Plaintiff to make certain amendments. On August 4, 2015, Plaintiff filed a Third Amended Complaint. The Third Amended Complaint removed all of the Defendants except the SLM PC Student Loan 2003-B Trust, BNY Mellon (in its capacity as a trustee), and Navient Solutions, Inc. The other trust defendants and Navient Credit Finance Corporation are no longer defendants in the matter. Defendants Motion to Dismiss the Third Amended Complaint is currently pending. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith.

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

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of September 30, 2015, substantially all of this amount had been paid or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until all of the work under the various consent orders has been completed.

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

•

In April 2014, NSI received a CID from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees and other matters. Navient has received a series of supplemental CIDs on these matters. On August 19, 2015, NSI received a letter from the CFPB notifying NSI that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against NSI. The NORA letter relates to a previously disclosed investigation into NSI’s disclosures and assessment of late fees and other matters and states that, in connection with any action, the CFPB may seek restitution, civil monetary penalties and corrective action against NSI. The Company responded to the NORA letter on September 10, 2015.

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

We have been in discussions with each of these regulatory entities or bodies and are cooperating with these investigations, inquiries or examinations and are committed to resolving any potential concerns. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established.

In addition, Navient and its subsidiaries are subject to examination by the CFPB, FDIC, ED and various state agencies as part of its ordinary course of business. Items or matters similar to or different from those described above may arise during the course of those examinations.

Under the terms of the Separation Agreement, Navient has agreed to be responsible and indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, all liabilities arising out of the regulatory matters mentioned above, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient has no additional reserves related to indemnification matters with SLM BankCo as of September 30, 2015.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. On September 25, 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG on August 3, 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. Navient remains in active discussions with ED on this matter and we also have the right to appeal the Final Audit

Determination to the Administrative Actions and Appeals Service Group of ED. The last date to file an appeal in this matter has been extended by ED several times and is currently November 12, 2015. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 as part of the total reserve for pending regulatory matters discussed previously.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2015.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 — July 31, 2015	3.9	$16.92	3.8	$336
August 1 — August 31, 2015	3.3	15.11	3.2	$288
September 1 — September 30, 2015	5.1	12.33	5.1	$225

Total third-quarter 2015	12.3	$14.52	12.1

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	In December 2014, our board of directors authorized us to purchase up to $1.0 billion of shares of our common stock, effective January 1, 2015.

The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2015 was $11.24.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

Exhibit No.	Description

10.1†*	Navient Corporation Deferred Compensation Plan for Directors, as Amended and Restated effective October 1, 2015.

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NAVIENT CORPORATION (Registrant)

By:	/s/ SOMSAK CHIVAVIBUL
Somsak Chivavibul Chief Financial Officer (Principal Financial and Accounting Officer)

Date: October 30, 2015