Form 10-K
period 2015-12-31
NAVIENT CORP
filed 2016-02-25
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file numbers 001-36228

Navient Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-4054283
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

123 Justison Street, Wilmington, Delaware 19801	(302) 283-8000
(Address of Principal Executive Offices)	(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Exchange on which Listed
Common stock, par value $.01 per share	The NASDAQ Global Select Market
Medium Term Notes, Series A, CPI-Linked Notes due 2017	The NASDAQ Global Select Market
Medium Term Notes, Series A, CPI-Linked Notes due 2018	The NASDAQ Global Select Market
6% Senior Notes due December 15, 2043	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015 was $6.8 billion (based on closing sale price of $18.21 per share as reported for the NASDAQ Global Select Market).

As of January 31, 2016, there were 342,817,020 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the Registrant’s 2016 Annual Meeting of Stockholders, currently scheduled to be held on May 26, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NAVIENT CORPORATION

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This report contains “forward-looking” statements and other information that is based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” or “target.” Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements.

For us, these factors include, among others, the risks and uncertainties associated with:

•	increases in financing costs;

•	limits on liquidity;

•	increases in costs associated with compliance with laws and regulations;

•	changes in accounting standards and the impact of related changes in significant accounting estimates;

•	any adverse outcomes in any significant litigation to which we are a party;

•	credit risk associated with our exposure to third parties, including counterparties to our derivative transactions; and

•	changes in the marketplaces we compete in (including changes in demand or changes resulting from new laws and the implementation of existing laws).

We could also be affected by, among other things:

•	changes in our funding costs and the availability of that funding;

•	reductions to our credit ratings or the credit ratings of the United States of America;

•	failures of our operating systems or infrastructure, or those of third-party vendors;

•	risks related to cybersecurity including the potential disruption of our systems or potential disclosure of confidential customer information;

•	damage to our reputation;

•	failures to successfully implement cost-cutting initiatives and adverse effects of such initiatives on our business;

•

errors in the conversion to our servicing platform of the Wells Fargo portfolio of Federal Family Education Loan Program (“FFELP”) loans or failures, delays or errors in the conversion to our servicing platform of any other FFELP or Private Education Loan portfolio acquisitions;

•	risks associated with restructuring initiatives;

•	changes in law and regulations with respect to the student lending business and financial institutions generally;

•	increased competition from banks and other consumer lenders;

•	the creditworthiness of our customers;

•	changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements;

•	our ability to successfully effectuate any acquisitions and other strategic initiatives;

•	changes in general economic conditions; and

•	the other factors that are described in the “Risk Factors” section of this Annual Report on Form 10-K and in our future reports filed with the Securities and Exchange Commission (“SEC”).

The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect and actual results could differ materially. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. We do not undertake any obligation to update or revise these forward-looking statements except as required by law.

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

AVAILABLE INFORMATION

Our website address is www.navient.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Copies of these reports, as well as any amendments to these reports, are available free of charge through our website at www.navient.com/about/investors/stockholderinfo/secfilings, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The public may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

In addition, copies of our Board Governance Guidelines, Code of Business Conduct (which includes the code of ethics applicable to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and the governing charters for each committee of our Board of Directors are available free of charge on our website at www.navient.com/about/investors/corp_governance, as well as in print to any stockholder upon request. We intend to disclose any amendments to or waivers from our Code of Business Conduct (to the extent applicable to our Principal Executive Officer or Principal Financial Officer) by posting such information on our website.

Information contained or referenced on the foregoing websites is not incorporated by reference into and does not form a part of this Annual Report on Form 10-K. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

PART I.

Item 1.	Business

Overview

Navient is the nation’s leading loan management, servicing and asset recovery company, committed to helping customers navigate the path to financial success. Servicing more than $300 billion in education loans, Navient supports the educational and economic achievements of more than 12 million customers. A growing number of public and private sector clients rely on Navient for proven solutions to meet their financial goals. Navient began trading on NASDAQ as an independent company on May 1, 2014. Our website is navient.com. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Annual Report on Form 10-K.

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

Navient services its own portfolio of education loans, as well as education loans owned by banks, credit unions, other financial institutions, non-profit education lenders and ED. Navient is one of four Title IV Additional Servicers (“TIVAS”) to ED under its Direct Student Loan Program (“DSLP”). Navient also provides asset recovery services on its own portfolio (consisting of both education loans and other asset classes), and on behalf of guaranty agencies, higher education institutions, and federal, state, court and municipal clients. In addition, we provide business processing services on behalf of municipalities, public authorities and hospitals.

As of December 31, 2015, Navient’s principal assets consisted of:

•	$96.5 billion in FFELP Loans, with a net interest margin of 0.84 percent for the year ended December 31, 2015 on a “Core Earnings” basis and a weighted average life of 7.2 years;

•	$26.4 billion in Private Education Loans, with a net interest margin of 3.67 percent for the year ended December 31, 2015 on a “Core Earnings” basis and a weighted average life of 7.0 years;

•

a leading education loan servicing platform that services loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.3 million customer accounts serviced under Navient’s contract with ED; and

•	a leading asset recovery and business processing platform where we currently provide services for over 1,000 public and private sector clients.

Strengths and Opportunities

Navient possesses a number of competitive advantages that distinguish it from its competitors, including:

Large, high quality asset base generating significant and predictable cash flows. At December 31, 2015, Navient’s $122.9 billion education loan portfolio is 74 percent funded to term and is expected to produce consistent and predictable cash flows over the remaining life of the portfolio. Navient’s $96.5 billion portfolio of FFELP Loans bears a maximum 3 percent loss exposure due to the federal guaranty. Navient’s $26.4 billion portfolio of Private Education Loans bears the full credit risk of the borrower and any cosigner. Navient expects that cash flows from its FFELP Loan and Private Education Loan portfolios will significantly exceed future debt service obligations.

Efficient and large scale operating platforms. Navient is the largest servicer of education loans, servicing over $300 billion in education loans for more than 12 million customers. Navient’s inventory of contingent asset recovery receivables is $20.2 billion as of December 31, 2015 and provides services to over 1,000 public and private sector clients. Navient has demonstrated scalable infrastructure with capacity to add volume at a low cost. Navient’s premier market share and tested infrastructure make it well-positioned to expand its businesses to additional clients and asset types.

Superior performance. Navient has demonstrated superior default prevention performance and industry leading asset recovery services. The combined portfolio of federal loans serviced by Navient experienced a Cohort Default Rate (“CDR”) of 8 percent, which is 38 percent lower than their peers, as calculated from the most recent CDR released by ED in September 2015. We are consistently a top performer in our asset recovery business and deliver superior service to our public and private sector clients.

Commitment to compliance and customer centricity. Navient fosters a robust compliance culture driven by a “customer first” approach. We invest in rigorous training programs, internal and external auditing, escalated service tracking and analysis, and customer research to enhance our compliance and customer service.

Strong capital return. As a result of our significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases. In December 2014, Navient’s board of directors authorized $1 billion to be utilized in a new common share repurchase program effective January 1, 2015, and in December 2015, our board authorized an additional $700 million for common share repurchases. Navient increased its quarterly dividend amount from $0.15 per share to $0.16 per share effective for its first-quarter 2015 dividends. For the year ended December 31, 2015, we paid $240 million in dividends on shares of our common stock and repurchased $945 million of shares of our common stock. As of December 31, 2015, the remaining common share repurchase authority was $755 million.

Meaningful growth opportunities. Navient will pursue opportunistic acquisitions of FFELP and Private Education Loan portfolios. During the year ended December 31, 2015, Navient acquired $3.7 billion of education loans. Navient will also pursue additional third-party servicing, asset recovery and business processing contracts. In February 2015, Navient completed the acquisition of Gila LLC (commonly known as Municipal Services Bureau, or MSB), an asset recovery and business processing firm. The firm provides receivables management services and account processing solutions for state governments, agencies, court systems and municipalities. In October 2015, Navient completed the acquisition of Xtend Healthcare, a health care revenue cycle management company. The firm provides health insurance claims billing and account resolution, as well as patient billing and customer service. The acquisition leverages Navient’s asset recovery and business processing capabilities into the health care payments sector. Navient intends to leverage its large-scale operating platforms, superior default prevention and asset recovery performance, operating efficiency and regulatory compliance and risk management infrastructure in growing these businesses and in pursuing other growth opportunities.

Navient’s Approach to Helping Education Loan Borrowers Achieve Success

Navient services loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers, including 6.3 million customers whose accounts are serviced under Navient’s contract with ED. We help our customers navigate the path to financial success through proactive outreach and emphasis on identifying the payment plan that best fits their individual budgets and financial goals.

We understand managing repayment of education loans is critical for students to achieve their educational goals, recognize their full earning potential and develop a strong credit profile.

In our experience, customer success means making steady progress toward repayment, instead of falling behind on or putting off payments. This experience has taught us that the transition from school to full repayment requires customer contact and counseling. For many customers, education loans are their first borrowing experience. For new graduates, salaries grow over time, typically making payments easier to handle as their career progresses. It is also not uncommon for some borrowers to seek payment deferments if they return to school or encounter temporary interruptions in earnings.

To help customers manage these realities, Navient makes customer success and default prevention top priorities. We customize our outreach using data-driven approaches that draw from our more than 40 years of experience in helping customers successfully manage their loans. As a result, our customers experience higher rates of repayment success as evidenced by lower delinquencies and defaults.

We have been a partner in ED’s campaign to inform federal education loan customers about various income-driven repayment (“IDR”) plans, and have played a leadership role in helping customers understand their options so they can make an informed choice. We promote awareness of federal repayment plan options through more than 170 million communications annually, including mail, email, phone calls, videos, and text messages. At the end of 2015, nearly one in five federal borrowers and more than one-third of dollar volume serviced by Navient (excluding Parent PLUS loans that are not eligible for IDR) were enrolled in an IDR plan.

We also find that customers who have fallen behind benefit from our outreach and assistance. In fact, nine times out of ten when we can reach federal loan customers who have missed payments, we can identify a solution to help them avoid default.

For those who need it, Navient launched its highly successful private loan modification program in 2009. As of December 31, 2015, $2.5 billion of our Private Education Loans were enrolled in the interest rate reduction component of our modification program, helping customers have a more affordable monthly payment while making progress in repaying the principal loan balance. Approximately 80 percent of enrolled borrowers successfully complete the program.

As of December 31, 2015, Navient’s total delinquency rates were at the lowest year-ending levels for both FFELP and Private Education Loans since 2005.

In 2015, we made additional and substantial investments designed to help our customers, drawing from a variety of inputs including customer surveys, analysis of customer inquiries and complaint data, regulator commentary, and website activity. For example, we launched a new customer website making it easier for customers to manage their loans. In addition, beginning in 2015, customers who need to renew their income-driven repayment plans have access to the services of a specially trained group of service representatives to assist them. We also established customer and employee research panels to gather real-time feedback to inform enhancements underway.

Our Office of the Customer Advocate, established in 1997, offers escalated assistance to customers who need it. We are committed to working with customers and appreciate customer comments, which, combined with our own customer communication channels, help us improve the ways we assist our customers.

Navient takes seriously its commitment to serve military customers and has developed what it believes is a best-in-class system to assist them. Navient was the first student loan servicer to launch a dedicated military benefits customer service team, and was also the first student loan servicer to launch a dedicated military benefits website, Navient.com/military, and a toll-free number dedicated to military customers. Navient’s military benefits team offers a single point of contact for all calls from service members and their families to help them access the benefits designed for them, including interest rate benefits, deferment and other options.

We also continue to offer free resources to help customers and the general public build knowledge on personal finance topics. In 2015, for example, we released the top habits of successful student loan borrowers and added online resources to encourage financial literacy including such topics as military financial education, income-driven repayment plans, and budgeting. We also launched a signature national research study, “Money Under 35,” to study and promote financial wellness among Americans ages 22 to 35.

Business Segments

We have three primary reportable business segments: FFELP Loans, Private Education Loans and Business Services. A fourth segment — Other — primarily consists of financial results of our holding company, including activities related to repurchases of debt, our corporate liquidity portfolio, unallocated overhead and regulatory-related costs. Each of these business segments are discussed below.

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

We are currently the largest holder of FFELP Loans. Navient’s portfolio of FFELP Loans as of December 31, 2015 was $96.5 billion and we anticipate that this FFELP Loan portfolio will have an amortization period in excess of 20 years and a 7-year remaining weighted average life. Navient’s goal is to maximize and optimize the timing of the cash flows generated by its FFELP Loan portfolio. Navient also seeks to acquire FFELP Loan portfolios from third parties to add net interest income and servicing revenue. During the year ended December 31, 2015, Navient acquired $3.7 billion of FFELP Loans. FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guaranty agreements generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest for loans disbursed. For more discussion of the FFELP and related credit support mechanisms, see Appendix A “Description of Federal Family Education Loan Program.”

As a result of the long-term funding used in the FFELP Loan portfolio and the insurance and guarantees provided on these loans, the portfolio generates consistent and predictable cash flows and the capital we choose to allocate to the segment is modest. As of December 31, 2015, approximately 78 percent of the FFELP Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

The Higher Education Act of 1965 (“HEA”) continues to regulate every aspect of FFELP Loans, including ongoing communications with borrowers and default aversion requirements. Failure to service FFELP Loans properly could jeopardize the insurance, guarantees and federal support on these loans. The insurance and guarantees on Navient’s existing FFELP Loans were not affected by the termination of FFELP originations.

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

We are currently the largest holder of Private Education Loans. Navient’s portfolio of Private Education Loans as of December 31, 2015 was $26.4 billion and we anticipate that this Private Education Loan portfolio will have an amortization period in excess of 20 years and a 7-year remaining weighted average life. Navient’s goal is to maximize and optimize the timing of the cash flows generated by its Private Education Loan portfolio.

Navient also seeks to acquire Private Education Loan portfolios from third parties to add net interest income. As of December 31, 2015, approximately 62 percent of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

Unlike FFELP Loans, the holder of a Private Education Loan bears the full credit risk of the borrower and any cosigner. Navient believes the credit risk of the Private Education Loans it owns is well managed through the rigorous underwriting practices and risk-based pricing utilized when the loans were originated, the continued high levels of qualified cosigners and our internal servicing and risk mitigation practices, as well as our careful use of forbearance and loan modification programs. Navient believes that the existence of these elements and the use of these practices when taken together reduces the risk of payment interruptions and defaults on its Private Education Loan portfolio. In the second quarter of 2015, we changed our assumptions related to estimated recoveries and as a result, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans. Excluding this amount, on a “Core Earnings” basis the 2015 charge-off rate for Private Education Loans as a percentage of loans in repayment was 2.6 percent.

Business Services Segment

Our Business Services segment generates revenue from servicing, asset recovery and business processing activities. Within this segment, we primarily generate revenue from servicing our FFELP Loan portfolio as well as servicing education loans for Guarantors of FFELP Loans and other institutions, including ED. We provide asset recovery services for loans and receivables on behalf of Guarantors of FFELP Loans, higher education institutions and federal, state, court and municipal clients. In addition, we provide business processing services on behalf of municipalities, public authorities and hospitals.

In February 2015, Navient completed the acquisition of Gila LLC, an asset recovery and business processing firm. The firm provides receivables management services and account processing solutions for state governments, agencies, court systems and municipalities. In October 2015, Navient completed the acquisition of Xtend Healthcare, a health care revenue cycle management company. The firm provides health insurance claims billing and account resolution, as well as patient billing and customer service. The acquisitions of Gila LLC and Xtend Healthcare expanded Navient’s capabilities into new geographies and sectors.

We provide asset recovery and business processing services for over 1,000 clients, working with a broad spectrum of asset classes. This market is highly fragmented and provides attractive organic growth opportunities. As of December 31, 2015, Navient had an outstanding inventory of asset recovery receivables of approximately $20.2 billion, of which $9.9 billion was attributable to asset classes unrelated to education loans, an increase of $7.0 billion from December 31, 2014. Non-federal education loan related asset recovery revenues increased from $49 million in 2014 to $118 million in 2015.

Federal Education Loan Related Revenues

In 2015, federal education loan (FFELP and ED) related revenues in the business services segment accounted for 87 percent of total Business Services segment revenues compared with 94 percent in 2014. Total Business Services segment revenues were $1.02 billion for the year ended December 31, 2015, down from $1.06 billion for the year ended December 31, 2014.

Navient is currently the largest servicer and collector of loans made under the FFELP program, and the majority of our income has been derived, directly or indirectly, from our portfolio of FFELP Loans and the servicing and asset recovery we have provided for Guarantors and third-party owners of FFELP Loans. In 2010, Congress passed legislation ending the origination of education loans under FFELP. The terms and conditions of existing FFELP Loans were not affected by this legislation. We anticipate that the revenue we earn from providing servicing and asset recovery services on FFELP Loans will decline over time.

•

Servicing revenues from the FFELP Loans we own represent intercompany charges to the FFELP Loans segment at rates paid to us by the securitization trusts which own the loans. These fees are contractually the first payment priority of the trusts after the payment of the trustee fees and exceed the actual cost of servicing the loans. Intercompany loan servicing revenues declined to $427 million in 2015 from $456 million in 2014. Intercompany loan servicing revenues will continue to decline as our FFELP Loan portfolio amortizes.

•

In 2015, we earned account maintenance fees on FFELP Loans serviced for Guarantors of $33 million, down from $36 million in 2014. These fees will continue to decline as the underlying FFELP Loan portfolio serviced for Guarantors amortizes.

•

As of December 31, 2015, we provide asset recovery (default aversion, post-default collections and claims processing) to 11 of the 29 Guarantor agencies that serve as intermediaries between the U.S. federal government and FFELP lenders and are responsible for paying the claims made on defaulted loans. In 2015, asset recovery revenue from Guarantor clients totaled $209 million, compared to $275 million the prior year. As FFELP Loans are no longer originated, these revenues will decline over time unless we add additional Guarantor clients. The rate at which these revenues will decrease has also been affected by the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduced the amount to be paid to Guarantor agencies for assisting customers to rehabilitate their defaulted FFELP Loans under Section 428F of the HEA. This aspect of the Budget Act reduced our revenue by approximately $79 million in 2015 compared to 2014.

Since 2009 when we were selected through a competitive bidding process, Navient has been one of four TIVAS that provides customer service for federal loans owned by ED. This contract has been extended through 2019. Under the terms of the contract extension, the allocation of new borrower volume is determined twice each year based on the relative performance of the servicers of five metrics: borrowers in current repayment status (30 percent), borrowers more than 90 but less than 271 days delinquent (15 percent), borrowers 271 days or more up to 360 days delinquent (15 percent), a survey of borrowers (35 percent), and a survey of ED personnel (5 percent). In 2015, other state-based not-for-profit servicers that had previously received a contract through a legislative, no-bid process began to receive a 26 percent allocation of total new borrowers, leaving a 74 percent allocation to the TIVAS. In the last allocation, Navient received 15 percent of new loan volume. In December 2015, Congress passed legislation that requires an allocation system to award new loan volume to all the servicers including both TIVAS and the not-for-profit servicers on the basis of their performance utilizing established common metrics, and on the basis of the capacity of each servicer to process new and existing accounts. ED has previously indicated that the portfolios of the not-for-profit servicers and the TIVAS cannot be compared due to differences in the borrower composition of the portfolios. ED has not yet announced how it will implement the requirement to ensure capacity and common metrics. It is possible that Navient’s market share of new borrowers would decline. Under this servicing contract as of December 31, 2015, we service approximately 6.3 million accounts or $186.0 billion in loans. We earned $139 million of revenue under the contract for the year ended December 31, 2015. We continually strive to help our customers succeed and seek to improve on the performance metrics that determine the allocation of new accounts under the servicing contract with ED. ED has said that it intends to start a rebidding process for these servicing contracts sometime in 2016.

Other Segment

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, our corporate liquidity portfolio, unallocated overhead and regulatory-related costs. We also include results from certain smaller wind-down operations within this segment.

Employees

At December 31, 2015, we had approximately 7,300 employees. None of our employees are covered by collective bargaining agreements.

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

Due to the relative significance of Navient to SLM Corporation prior to the Spin-Off, for financial reporting purposes, Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to SLM Corporation as constituted prior to the Spin-Off, notwithstanding the legal form of the Spin-Off. Since Navient is the accounting successor, the historical financial statements of SLM Corporation prior to the Spin-Off are the historical financial statements of Navient. As a result, the GAAP financial results reported in this Annual Report on Form 10-K include the historical financial results of SLM Corporation prior to the Spin-Off on April 30, 2014 (i.e., such consolidated results include our loan management, servicing and asset recovery business and the consumer banking business associated with Sallie Mae Bank (“SLM BankCo”)) and reflect the deemed distribution of SLM BankCo to SLM Corporation’s stockholders on April 30, 2014.

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

(2)

In addition to the $1,710 million of consumer banking business net assets distributed, we also removed $41 million of goodwill from our balance sheet as required under Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” in connection with the distribution. This goodwill was allocated to the consumer banking business based on relative fair value. This total of $1,751 million is the amount that appears on our consolidated statement of changes in stockholders’ equity in connection with the deemed distribution of the consumer banking business.

As previously reported, in connection with the Spin-Off, three publicly-traded series of senior unsecured notes listed on NASDAQ and originally issued by SLM Corporation (and its predecessors in interest) became obligations of Navient. These notes are commonly known as (a) Medium Term Notes, Series A, CPI-Linked

Notes due 2017, (NASDAQ: OSM / CUSIP: 78442P403), (b) Medium Term Notes, Series A, CPI-Linked Notes due 2018 (NASDAQ: ISM / CUSIP: 78442P601), and (c) 6% Senior Notes due December 15, 2043 (NASDAQ: JSM / CUSIP: 78442P304). Navient’s status as the successor to the original issuer of these notes has been previously reported, however, one of the Company’s prior filings with the SEC inadvertently (a) omitted a reference to these notes as listed securities of the Company, and (b) included a reference to two other series of senior unsecured notes issued by the Company that are in fact not listed, commonly known as 5% Senior Notes due October 26, 2020 and 5.875% Senior Notes due October 25, 2024.

Supervision and Regulation

The Dodd-Frank Act

The Dodd-Frank Act was adopted to reform and strengthen regulation and supervision of the U.S. financial services industry. The Dodd-Frank Act contains comprehensive provisions to govern the practices and oversight of financial institutions (including large non-bank financial institutions) and other participants in the financial markets. It imposed significant regulations, additional requirements and oversight on almost every aspect of the U.S. financial services industry, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. Some of these provisions apply to Navient and its various businesses.

The Consumer Financial Protection Act established the Consumer Financial Protection Bureau (“CFPB”), which has broad authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws and examine financial institutions for compliance. The CFPB is authorized to impose fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It has authority to prevent unfair, deceptive or abusive practices by issuing regulations that define the same or by using its enforcement authority without first issuing regulations. The CFPB has been active in its supervision, examination and enforcement of financial services companies, most notably bringing enforcement actions, imposing fines and mandating large refunds to customers of several large banking institutions, auto financing companies and debt collection companies.

The Dodd-Frank Act also authorizes state officials to enforce regulations issued by the CFPB and to enforce the Dodd-Frank Act’s general prohibition against unfair, deceptive and abusive practices.

Regulatory Outlook

In general, the number and scope of regulatory and enforcement actions in 2015, as well as the amounts of fines and penalties levied against banking institutions, were significant. The types and numbers of class and stockholder derivative actions arising from allegations of violations of consumer protection and regulatory provisions also continued to increase. A number of prominent themes appear to be emerging from these actions:

•	The number and configuration of regulators bringing actions often adds to the complexity, cost and unpredictability of timing for resolution of particular regulatory issues.

•

The regulatory compliance and risk control structures of financial institutions subject to enforcement actions are frequently cited, regardless of whether past practices have been changed, and enforcement orders have often included detailed demands for increased compliance, audit and board supervision, as well as the use of third-party consultants or monitors to recommend further changes or monitor remediation efforts.

•	Issues first identified with respect to one consumer product class or distribution channel are often applied to other product classes or channels.

Navient is subject to oversight from several regulatory entities. We expect that the regulators overseeing our businesses will continue to be active and that consumer protection regulations, standards, supervision, examination and enforcement practices will continue to evolve in both detail and scope. This evolution may significantly add to Navient’s compliance, servicing and operating costs. We have invested in compliance through multiple steps including realignment of Navient’s compliance management system to a servicing, collections and business services business model rather than a loan originations business model; dedicated compliance resources for certain topics (such as the Servicemembers Civil Relief Act (“SCRA”); the Telephone Consumer Protection Act (“TCPA”); unfair, deceptive, or abusive acts and practices (“UDAAP”); and third-party vendor management) to focus on regulator and consumer expectations; formation of business support operations to enhance risk, control and compliance functions in each business area; additional regulatory training for front-line employees to ensure obligations are understood and followed during interactions with customers as well as additional regulatory training for our board of directors to enhance their ability to oversee the Company’s risk framework and compliance as it and the regulatory environment changes; and expanded oversight and analysis of complaint trends to identify and remediate if necessary, areas of potential consumer harm.

While current operations and compliance processes may or may not satisfy heightened, evolving regulatory standards, they cannot provide assurance that past practices or products will not be the focus of examinations, inquiries or lawsuits.

As described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management,” Navient has implemented a coordinated, formal enterprise risk management system aimed at reducing business and regulatory risks.

Listed below are some of the most significant recent and pending regulatory changes that have the potential to affect Navient.

Consumer Financial Protection Bureau. The CFPB has oversight of the private education loan industry as well as education loan servicers. The CFPB has been active in the education loan industry and undertook a number of initiatives in 2013, 2014 and 2015 relative to the private education loan market and education loan servicing, including:

•

In February 2013, the CFPB published a notice soliciting information on potential options to offer more affordable repayment options to borrowers having difficulty repaying their private education loans. Based on the more than 28,000 comments received, on May 8, 2013, the CFPB published a report highlighting the ways in which private education loan debt can be a roadblock to financial soundness for consumers. The report analyzes the impact of private education loan burdens on the broader economy, assesses recent actions of policymakers in the education loan market and discusses policy options put forth by the public regarding private education loans. Reports such as these may continue to influence regulatory developments in the education loan market. The report proposes a number of considerations for policymakers and market participants, such as refinancing relief and monthly payments more closely correlated with a borrower’s debt-to-income ratio. Certain of these CFPB recommendations in the report could negatively affect our private education loan portfolio if implemented. For a discussion on Navient’s approach to helping its customers, see “— Navient’s Approach to Helping Education Loan Borrowers Achieve Success” above.

•

On December 3, 2013, the CFPB issued a final rule defining larger participants of the education loan servicing market. The rule, which became effective on March 1, 2014, allows the CFPB to federally supervise certain nonbank education loan servicers for the first time. Under the final rule, the CFPB has supervisory authority over any nonbank education loan servicer that services more than one million borrower accounts, including accounts for both private and federal education loans. Our education loan servicing subsidiaries will be subject to this new oversight. The CFPB’s supervision will include gathering reports, conducting examinations for compliance with federal consumer financial laws and taking enforcement actions as appropriate.

•	On October 16, 2014, the Student Loan Ombudsman within the CFPB submitted his annual report based on private education loan inquiries and complaints received through the CFPB portal from October 1,

2013 through September 30, 2014. The CFPB does not seek to resolve or substantiate the inquiry or complaint but merely provides a gateway between the consumer and the lender or servicer to attempt to address consumer concerns. The Dodd-Frank Act created the Student Loan Ombudsman within the CFPB to receive and attempt to informally resolve inquiries about private education loans. The Student Loan Ombudsman reports to Congress annually on the trends and issues that he identifies through this process. The report offers analysis, commentary and recommendations to address issues reported by consumers. The report’s key observations included: (1) approximately 41 percent of all private education loan inquiries and complaints received were related to consumers seeking a loan modification or other option to reduce their monthly payment; (2) 57 percent related to consumers having difficulties dealing with their servicer or repaying their loan; and (3) many of the private education loan inquiries mirror the problems experienced by consumers in the mortgage market and that recent changes to mortgage servicing and credit card servicing practices might be applicable to the private education loan market.

•

On May 14, 2015, the CFPB issued a Request for Information (“RFI”) about student loan servicing practices. The RFI identified a number of potential systemic problems with student loan servicing, and sought public comment from market participants regarding issues that the CFPB believe were identified through consumer complaints including: (1) delays in payment posting, which can result in increased accrued interest; (2) application of overpayments across all loans, instead of to the loans with the highest interest rates; (3) application of partial payments in a manner that maximizes late fees; (4) failure to correct payment processing or other errors in a timely fashion; (5) lost paperwork submitted to process applications for forbearance or alternative payments plans; and (6) issues related to servicing transfers, including failure to notify borrowers of servicing transfers, interruptions in receiving billing statements and other communications, and imposition of late fees when borrowers send payments to their prior servicers. In addition, the RFI focused on the payment arrangements between lenders and loan servicing companies. The CFPB expressed concern that these contracts create economic incentives for servicers to spend as little time as possible on each account, and to keep borrowers in repayment for as long as possible. Finally, the RFI also sought public comment regarding application of consumer protection regulations in the mortgage and credit card industries to student loan servicing. Based on the perceived similarities between student loan servicing and other consumer loan servicing, the RFI suggested that implementation of regulations designed to protect consumers in the mortgage and credit card markets may be the appropriate response to the purported problems in the student loan servicing market.

•

In October 2015, the Student Loan Ombudsman within the CFPB issued its annual report analyzing complaints submitted by consumers with student loans from October 1, 2014 through September 30, 2015. This report highlighted problems experienced by student loan borrowers with older federal student loans made by private lenders. Borrowers continued to submit complaints describing servicing and debt collection practices that create barriers to enroll in alternative repayment plans, including income-driven repayment plans for borrowers with federal loans. The Ombudsman noted that private student loan borrowers report that they encounter servicing problems, including lack of access to timely and accurate information on availability or eligibility criteria to enroll in alternative repayment programs. Complaints from borrowers with federal student loans describe how borrowers attempt to avoid default during a period of financial hardship, but have difficulty finding information about repayment options, including income-driven repayment plans with some borrowers reporting that they did not know they were eligible. The Bureau also received complaints that borrowers who apply for an income-driven repayment plan are held up by paperwork processing delays, receive inconsistent instructions from servicers, or experience difficulty enrolling in these programs. Additionally, the Ombudsman discussed analysis from a voluntary request sent by the Bureau’s Student Loan Ombudsman to certain market participants, asking for data about loans originated under FFELP and held by private investors. The report also recommends compiling regular performance metrics on student loan servicing, including data on delinquencies and defaults as well as data on borrower performance in income-driven repayment plans and that data be compiled and published on a periodic basis to facilitate comparison in performance among student loan servicers.

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

Oversight of Derivatives. The Dodd-Frank Act created a comprehensive new regulatory framework for derivatives transactions, to be implemented by the Commodity Futures Trading Commission (“CFTC”) and the SEC. This framework, among other things, subjects certain swap participants to new capital and margin requirements, recordkeeping and business conduct standards and imposes registration and regulation of swap dealers and major swap participants. The scope of potential exemptions continues to be defined through agency rulemakings. Even where Navient qualifies for an exemption, many of its derivatives counterparties are subject to the new capital, margin and business conduct requirements and therefore Navient’s business may be impacted.

Other Significant Sources of Regulation

Many aspects of Navient’s businesses are subject to federal and state regulation and administrative oversight. Some of the most significant of these are described below.

Higher Education Act. Navient is subject to the HEA and its education loan operations are periodically reviewed by ED and Guarantors. As a servicer of federal education loans, Navient is subject to ED regulations regarding financial responsibility and administrative capability that govern all third-party servicers of insured education loans. In connection with its servicing operations on behalf of Guarantor clients, Navient must comply with ED regulations that govern Guarantor activities as well as agreements for reimbursement between ED and our Guarantor clients.

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

Consumer Protection and Privacy. Navient’s business servicing FFELP Loans, Private Education Loans and DSLP Loans is subject to federal and state consumer protection, privacy and related laws and regulations and is subject to examination by the CFPB. Some of the more significant federal laws and regulations include:

•	various laws governing unfair, deceptive or abusive acts or practices;

•	the Truth-In-Lending Act and Regulation Z issued by the FRB, which governs disclosures of credit terms to consumer borrowers;

•	the Fair Credit Reporting Act and Regulation V issued by the CFPB, which governs the use and provision of information to consumer reporting agencies;

•	the Equal Credit Opportunity Act and Regulation B issued by the CFPB, which prohibit discrimination on the basis of race, creed or other prohibited factors in extending credit;

•

the SCRA which applies to all debts incurred prior to commencement of active military service (including education loans) and limits the amount of interest, including certain fees or charges that are related to the obligation or liability; and

•	the TCPA, which governs communication methods that may be used to contact customers.

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

In this section, we describe some of the important strategic, economic, operational, market, compliance, legal, governance, and reputational/political risks faced by Navient. Our risk framework, risk policies, guidelines and review mechanism operate at the business and functional level and are designed to identify, evaluate and mitigate risk within the categories described below.

These are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or results of operations in future periods. In addition, our reaction to material future developments as well as our competitors’ and regulators’ reactions to these developments will affect our future results.

In addition to the other information set forth in this report including any forward-looking statements, you should carefully consider the following factors because these factors could cause our business, actual results of operations or financial condition to be materially different from our historic results or from our anticipated results of operations, cash flows or financial condition for future periods.

STRATEGIC RISK. Strategic risk is the risk to results of operations, cash flow or financial condition arising from our potential inability to successfully carry out our strategy. This risk can arise due to both our own acts or omissions, and the acts or omissions of other industry participants or other third parties, and it is inherent in all of our businesses. The success of our business plans depends upon achieving our strategic objectives, including through acquisition, joint ventures, dispositions and restructurings.

Acquisitions or strategic investments that Navient pursues may not be successful and could disrupt its business, harm its financial condition or reduce its earnings.

Navient’s growth strategy includes making opportunistic acquisitions of, or material investments in, loan portfolios, complementary businesses and products. Navient may not be able to identify suitable opportunities and, if not, this strategy could fail. Even if it is able to identify suitable opportunities, Navient may not be able to obtain financing necessary to allow Navient to make such acquisitions or investments on satisfactory terms or at all or obtain necessary regulatory approvals, or be able to complete the transactions on satisfactory terms. If the purchase price of any acquisition or investment is paid in cash, it may have an adverse effect on Navient’s financial condition; if the purchase price is paid with Navient stock, it could be dilutive to stockholders. Navient may assume liabilities, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our results of operations, cash flow or financial condition.

In addition to the financial risks, acquisitions involve operational risks and Navient may not be able to successfully integrate personnel, operations, businesses, products or technologies acquired in an acquisition. There may be additional risks if Navient enters into a line of business in which it has limited experience or which operates in a legal, regulatory or competitive environment with which Navient is not familiar. Navient may not have or be able to maintain the expertise needed to manage the new business. The expected benefits of acquisitions and investments also may not be realized for various reasons, including the loss of key personnel, customers or vendors. If Navient fails to integrate or realize the expected benefits of its acquisitions or investments, it may lose the return on these acquisitions or investments or incur additional transaction costs, and its business and financial condition may be harmed as a result.

Under the separation and distribution agreement, Navient is precluded from conducting certain activities until May 1, 2019, including originating Private Education Loans As a result, interest income and fee-based servicing revenue derived from its existing Private Education Loan portfolio is anticipated to decline. If Navient is unable to replace its existing Private Education Loan portfolio with new loans, it may not be able to develop revenue streams to replace the declining revenue from Private Education Loans.

Navient is not presently originating new Private Education Loans and as part of its Spin-Off transaction agreed not to originate certain of these loans until May 1, 2019. As a result, interest income on Navient’s Private Education Loan portfolio and fee-based revenue on that portfolio are anticipated to decline over time as the loans are paid down, refinanced or charged off. If Navient does not begin to originate Private Education Loans as permitted under its separation and distribution agreement, acquire additional Private Education Loans or otherwise grow or develop new revenue streams to replace or supplement its Private Education Loan net interest and servicing revenue, Navient’s consolidated revenue and operating income will continue to decrease which could materially and adversely impact our results of operations, cash flow or financial condition.

Navient’s businesses operate in competitive environments and could lose market share and revenues if competitors compete more aggressively or effectively.

Navient competes with for-profit and not-for-profit servicing, asset recovery and business processing businesses, many with strong records of performance. Navient competes based on effectiveness and customer service metrics. To the extent its competitors compete aggressively or more effectively than Navient, Navient could lose market share to them or Navient’s service offerings may not prove to be profitable.

Since the second quarter of 2009, Navient has been one of four large servicers (TIVAS) awarded a servicing contract by ED to service federal loans owned by ED. On August 27, 2014, ED extended its servicing contract with Navient to service federal loans for five more years. Under the terms of the contract extension, the allocation of additional volume will be determined twice each year based on the relative performance of the servicers utilizing five performance metrics. Quarterly scores in each metric are be averaged together twice each year to calculate the final result for each metric. Beginning on January 1, 2015, ED increased the aggregate allocation for not-for-profit servicers to 25 percent of all new DSLP borrowers.

If Navient is unable to improve its performance and increase its relative standing compared to the three other servicing companies with whom it competes, its ability to maintain or increase its servicing business with ED may be materially adversely affected.

Legislation passed by Congress in 2010 ended new loan originations under the FFELP program, and, as a result, net income on Navient’s existing FFELP Loan portfolio is anticipated to decline over time. Navient may not be able to develop revenue streams to fully replace the declining revenue from FFELP Loans.

In 2010, Congress passed legislation ending the origination of education loans under the FFELP program. All federal education loans are now originated through the DSLP of the ED. The law did not alter or affect the terms and conditions of existing FFELP Loans. As a result of this legislation, net income on Navient’s FFELP Loan portfolio is anticipated to decline over time as existing FFELP Loans are paid down, refinanced or repaid after default by Guarantors. If Navient does not acquire additional FFELP Loans or otherwise grow or develop new revenue streams to replace or supplement its existing, and declining, FFELP Loan net income, Navient’s consolidated revenue and operating income will continue to decrease which could materially and adversely impact our results of operations, cash flow or financial condition.

OPERATIONAL RISKS. Operational risk relates to risks arising from systems, process, people and external events that affect the operation of our business, it includes information management, data protection and cybersecurity, business disruption and other risks including human resources.

If Navient does not effectively and continually align its cost structure with its business operations, its results of operations and financial condition could be materially adversely affected.

Navient continually needs to align its cost structure with its business operations. Navient’s ability to properly size its cost structure is dependent upon a number of variables, including its ability to successfully execute on its business plans and growth initiatives and future legislative or regulatory changes. If Navient undertakes cost reductions based on its business plan, those reductions could be too dramatic and could cause disruptions in its business, reductions in the quality of the services it provides or cause it to fail to comply with applicable regulatory standards. Alternatively, Navient may fail to implement, or be unable to achieve, necessary cost savings commensurate with its business and prospects. In either case, Navient’s business, results of operations and financial condition could be adversely affected.

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

Navient depends on third parties for a wide array of services, systems and information technology applications. Third-party vendors are significantly involved in aspects of Navient’s software and systems development, the timely transmission of information across its data communication network, and for other telecommunications, processing, remittance and technology-related services in connection with Navient’s payment services businesses. Navient also utilizes various third-party debt collectors in the collection of defaulted Private Education Loans and in other areas. If a service provider fails to provide the services required or expected, or fails to meet applicable contractual or regulatory requirements such as service levels or compliance with applicable laws, the failure could negatively impact Navient’s business by adversely affecting its ability to process customers’ transactions in a timely and accurate manner, otherwise hampering Navient’s ability to serve its customers, or subjecting Navient to litigation and regulatory risk for matters as diverse as poor vendor oversight or improper release or protection of personal information. Such a failure could also adversely affect the perception of the reliability of Navient’s networks and services and the quality of its brands, which could materially adversely affect Navient’s business and results of operations.

Navient’s work with government clients exposes it to additional risks inherent in the government contracting environment.

Navient’s clients include federal, state and local governmental entities. This work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

•

Government entities in the United States often reserve the right to audit contract costs and conduct inquiries and investigations of business practices. These entities also conduct reviews and investigations and make inquiries regarding systems, including systems of third parties, used in connection with the performance of the contracts. Negative findings from audits, investigations or inquiries could affect the contractor’s future revenues and profitability by preventing them, by operation of law or in practice, (i) from receiving new government contracts for some period of time or (ii) from being paid at the rate they believe is warranted.

•

If improper or illegal activities are found in the course of government audits or investigations, the contractor may become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act. Additionally, Navient may be subject to administrative sanctions, which may include termination or non-renewal of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. Due to the inherent limitations of internal controls, it may not be possible to detect or prevent all improper or illegal activities.

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

MARKET, FUNDING & LIQUIDITY RISK. Market risk is the risk to earnings or capital resulting from changes in market conditions, such as interest rates, index mismatches or credit spreads. Navient is exposed to various types of market risk, in particular the risk of loss resulting in a mismatch between the maturity/duration of assets and liabilities, interest rate risk and other risks that arise through the management of our investment, debt and education loan portfolios. Funding and liquidity risk is the risk to earnings, capital or the conduct of our business arising from the inability to meet our obligations when they become due, such as the ability to access the unsecured or asset backed securities credit markets to fund liability maturities or invest in future asset growth and business operations at reasonable market rates.

Navient’s business is affected by the cost and availability of funding in the capital markets.

The capital markets are now and have from time to time experienced periods of significant volatility. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable at any costs. Additional factors that could make financing more expensive or unavailable to Navient include, but are not limited to, financial losses, events that have an adverse impact on Navient’s reputation, changes in the activities of Navient’s business partners, events that have an adverse impact on the financial services industry generally, counterparty availability, changes affecting Navient’s assets, corporate and regulatory actions, absolute and comparative interest rate changes, general economic conditions and the legal, regulatory and tax environments governing funding transactions. If financing is difficult, expensive or unavailable, Navient’s results of operations, cash flow or financial condition could be materially and adversely affected.

Higher or lower than expected prepayments of loans could change the expected net interest income the Company receives as the holder of the Residual Interests of securitization trusts holding education loans or cause the bonds issued by the securitization trust to be paid at a different speed than originally anticipated. These factors could materially alter our net interest margin or the value of our Residual Interests.

The rate at which borrowers prepay their loans can have a material impact on our net interest margin or the value of our Residual Interests. Prepayment rates and levels are subject to a variety of economic, social, competitive and other factors, including changes in interest rates, availability of alternative financings, regulatory changes affecting the education loan market and the general economy.

FFELP Loans and Private Education Loans may be voluntarily prepaid without penalty by the borrower or consolidated with the borrower’s other education loans through refinancing. FFELP Loans may also be repaid after default by the Guarantors of FFELP Loans. On the other hand, borrowers might not choose to prepay their education loans or the education loans may be extended as a result of grace periods, deferment periods, income-driven repayment plans or other repayment term or monthly payment amount modifications agreed to by the servicer, for example. FFELP Loan borrowers may be eligible for various existing income-based repayment programs under which borrowers can qualify for reduced or zero monthly payment or even debt forgiveness after a certain number of years of repayment.

Future initiatives by ED or by Congress to encourage or force consolidation, create additional income-based repayment or debt forgiveness programs or establish other factors affecting borrowers’ repayment of their loans, could also affect prepayments on education loans. Additionally, several recent entrants into the student loan refinancing market may increase the rate at which borrowers prepay their loans. These companies specialize in refinancing student loans and may have certain advantages including lower cost structures, fewer regulatory constraints and the ability to be highly selective in choosing borrowers who are eligible to refinance. The ability to focus on borrowers with high incomes, high credit scores or other credit indices may adversely impact our remaining portfolio.

While we anticipate some variability in prepayment levels, extraordinary or extended increases or decreases in prepayment rates could materially affect our liquidity, interest income, net interest margin and the value of those Residual Interests. When, as a result of unanticipated prepayment levels, education loans within a securitization trust amortize faster than originally contracted, the trust’s pool balance may decline at a rate faster than the prepayment rate assumed when the trust’s bonds were originally issued. If the trust’s pool balance declines faster than originally anticipated, in most of our securitization structures, the bonds issued by that trust will also be repaid faster than originally anticipated. In such cases, the Company’s net interest income may decrease and the value of any retained Residual Interest in the trust may similarly decline.

Conversely, when education loans within a securitization trust amortize more slowly than originally contracted, the trust’s pool balance may decline more slowly than the prepayment rate assumed when the trust’s bonds were originally issued and the bonds may be repaid more slowly than originally anticipated. In these cases, the Company’s net interest income increases and the value of any retained Residual Interest in the trust may increase. In addition, if the prepayment rate is especially slow and certain rights of the sellers or the servicer are not exercised or are insufficient or other action is not taken to counter the slower prepayment rate, the trust’s bonds may not be repaid by their legal final maturity date(s), which could result in an event of default under the underlying securitization agreements.

Finally, rating agencies may place bonds on watch or change their ratings on (or their ratings methodology for) the bonds issued by a securitization trust, possibly raising or lowering their ratings, based upon these prepayment rates and their perception of the risk posed by those rates to the timing of the trust cash flows. Placing bonds on watch, or changing ratings negatively or proposing or making changes to ratings methodology could: (i) affect our liquidity; (ii) impede our access to the securitization markets; (iii) make us change our securitization structures; (iv) impact our net interest margins; and/or (v) raise or lower the value of our Residual Interests of our future securitization transactions.

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

Floor Income can be volatile as rates on the underlying education loans move up and down. Navient generally hedges this risk by using derivatives to lock in the value of the Floor Income over the term of the contract. A rise in interest rates will reduce the amount of Floor Income received on the FFELP Loans not presently hedged with Floor Income Contracts, which will compress Navient’s net interest margins.

Navient’s credit ratings are important to its liquidity. A reduction in its credit ratings could adversely affect its liquidity, increase its borrowing costs or limit its access to the capital markets.

As of December 31, 2015, all three credit rating agencies rate Navient’s long term unsecured debt at below investment grade. This has resulted in a higher cost of funds for the Company, and has caused our senior unsecured debt to trade with greater volatility. In addition, the capital markets for below investment grade companies are not as liquid as those involving investment grade entities. Moreover, during the first quarter of 2016 the market for high yield debt has been under significant stress.

Navient’s unsecured debt totaled $15.1 billion at December 31, 2015, and Navient utilizes the unsecured debt markets to help fund its business and refinance outstanding debt. The amount, type and cost of its funding directly affects the cost of operating its business and growing its assets and is dependent upon outside factors, including its credit rating from rating agencies. There can be no assurance that the Company’s credit ratings will not be reduced further. A reduction in the credit ratings of the Company’s senior unsecured debt could adversely affect Navient’s liquidity, increase its borrowing costs, limit its access to the capital markets and place incremental pressure on its net interest income.

Adverse market conditions or an inability to effectively manage its liquidity risk could negatively impact Navient’s ability to meet its liquidity and funding needs, which could materially and adversely impact its results of operations, cash flow or financial condition.

Navient must effectively manage the liquidity risk to which it is exposed. Navient requires liquidity to meet cash requirements such as day-to-day operating expenses, required payments of principal and interest on borrowings, and distributions to stockholders. We expect to fund our ongoing liquidity needs, including the repayment of $1.1 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($1.9 billion in the year ended December 31, 2015), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt. Navient may maintain too much liquidity, which can be costly, or may be too illiquid, which could result in financial distress during times of financial stress or capital market disruptions.

The interest rate characteristics of Navient’s earning assets do not always match the interest rate characteristics of its funding arrangements, which may increase the price of, or decrease Navient’s ability to obtain, necessary liquidity.

Net interest income will be the primary source of cash flow generated by Navient’s portfolios of FFELP Loans and Private Education Loans. At the present, interest earned on FFELP Loans and Private Education Loans is primarily indexed to one-month LIBOR rates and either one-month LIBOR rates or the one-month Prime rate, respectively, but Navient’s cost of funds is primarily indexed to three-month LIBOR.

The different interest rate characteristics of Navient’s loan portfolios and liabilities funding these loan portfolios result in basis risk and repricing risk. It is not economically feasible to hedge all of Navient’s exposure to such risks. While the asset and hedge indices are short-term with rate movements that are typically highly correlated, there can be no assurance that the historically high correlation will not be disrupted by capital market dislocations or other factors not within our control. In these circumstances, Navient’s earnings could be materially adversely affected.

Navient’s use of derivatives to manage interest rate and foreign currency sensitivity exposes it to credit and market risk that could have a material adverse effect on its earnings and liquidity.

Navient intends to maintain an overall strategy that uses derivatives to minimize the economic effect of interest rate and/or foreign currency changes. However, developing an effective strategy for dealing with these movements is complex, and no strategy can completely avoid the risks associated with these fluctuations. For example, Navient’s education loan portfolio remains subject to prepayment risk that could result in its being under- or over-hedged, which could result in material losses. In addition, Navient’s use of derivatives in its risk management activities could expose it to mark-to-market losses if interest rates or foreign currencies move in a materially different way than was expected when Navient entered into the related derivative contracts. As a result, there can be no assurance that hedging activities using derivatives will effectively manage Navient’s interest rate or foreign currency sensitivity, have the desired beneficial impact on its results of operations or financial condition or not adversely impact its liquidity and earnings.

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

Navient’s securitization trusts, which it is required to consolidate on its balance sheet, had $9.0 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2015. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly rated counterparties. A failure by a swap counterparty to perform its obligations could, if the swap has a positive fair value to Navient, materially and adversely affect Navient’s earnings.

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

We anticipate that, for a period of time, Navient’s earnings will be largely dependent on the expected future creditworthiness of its education loan customers, especially with respect to its Private Education Loan portfolio. High unemployment rates and the failure of its in-school borrowers to graduate or otherwise complete their education are two of the most significant macroeconomic factors that could increase loan delinquencies, defaults and forbearance or the use or performance of its payment modifications programs, or otherwise negatively affect performance of its FFELP Loan and Private Education Loan portfolios. Forbearance programs may have the effect of delaying default emergence as customers are granted a temporary waiver from having to make payments on their loans. Therefore, deterioration in the economy could adversely affect the credit quality of its borrowers. Higher credit-related losses and weaker credit quality could negatively affect Navient’s business, financial condition and results of operations and limit its funding options, including Navient’s access to the capital markets, which could also adversely impact its liquidity position.

Defaults on education loans held by Navient, particularly Private Education Loans, could adversely affect Navient’s earnings.

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

Navient bears the full credit exposure on Private Education Loans. Navient believes that delinquencies are an important indicator of the potential future credit performance for Private Education Loans. Navient’s delinquencies as a percentage of Private Education Loans in repayment were 7.2 percent at December 31, 2015. For a complete discussion of Navient’s loan delinquencies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Private Education Loan Portfolio Performance.”

In addition, the evaluation of Navient’s allowance for loan losses is inherently subjective, as it requires estimates that may be subject to significant changes. However, future defaults could be higher than anticipated due to a variety of factors outside of Navient’s control, such as downturns in the economy, regulatory or operational changes and other unforeseen future trends. Losses on Private Education Loans are also determined by risk characteristics such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in which a payment has been made by a customer), underwriting criteria (e.g., credit scores), existence of a cosigner and the current economic environment. General economic and employment conditions, including employment rates for recent college graduates, during the recent recession led to higher rates of education loan defaults. If actual loan performance is worse than currently estimated, it could materially affect Navient’s estimate of the allowance for loan losses and the related provision for loan losses in Navient’s statements of income and as a result adversely affect Navient’s results of operations.

REGULATORY, COMPLIANCE, LEGAL & GOVERNANCE RISK. Compliance risk is the risk to earnings or capital or reputation arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards. Legal risk is the risk to earnings, capital or reputation manifested by claims made through the legal system and may arise from a product or service, a transaction, a business relationship, property (real, personal or intellectual), conduct of an employee or change in law or regulation. Governance risk is the risk of not establishing and maintaining a control environment that aligns with stakeholder and regulatory expectations, including our relationship with the regulators as well as compliance environment within the Company and board oversight. These risks are inherent in all of our businesses.

Navient’s businesses are subject to a wide variety of laws, rules, regulations and government policies that may change in significant ways and changes to such laws and regulations or changes in existing regulatory guidance or their interpretation or enforcement could materially adversely impact Navient’s business and results of operations.

Our businesses are subject to regulation under a wide variety of U.S. federal and state and non U.S. laws, rules, regulations and policies. There can be no assurance that these laws, rules, regulations and policies will not be changed in ways that will require us to modify our business models or objectives or in ways that affect our returns on investment by restricting existing activities or services, subjecting them to escalating costs or prohibiting them outright.

In particular, the CFPB has broad authority with respect to Navient’s loan servicing business. It has authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws and examine Navient for compliance. The CFPB also has examination and enforcement authority with respect to various federal consumer financial laws for some providers of consumer financial products and services, including Navient. In December 2013, the CFPB issued a final rule, effective March 1, 2014, defining “larger participants” in the education loan servicing market that will be subject to supervision and examination by the CFPB, a category that includes Navient’s education loan servicing subsidiaries. The CFPB has also announced that it intends to issue new rules that apply to debt collection in 2016 and to student loans and student loan servicers sometime in 2016 or 2017.

The CFPB is authorized to impose monetary penalties, collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB has authority to prevent unfair, deceptive or abusive acts or practices and to ensure that all consumers have access to fair, transparent and competitive markets for consumer financial products and services. The review of products and practices to prevent unfair, deceptive or abusive conduct will be a continuing focus of the CFPB. The ultimate impact of this heightened scrutiny is uncertain, but it has resulted in, and could continue to result in, changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties.

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

Navient’s businesses and operations are increasingly subject to heightened governmental and regulatory oversight and scrutiny. Navient is now and may be subject in the future, to inquiries and audits from state and federal regulators as well as litigation from private plaintiffs. In recent years, Navient has entered into consent orders and other settlements with the FDIC, the United States Department of Justice (“DOJ”) and other banking and state regulators. Navient has paid fines and penalties or provided monetary and other relief in connection with many of these actions and settlements. We have also enhanced our procedures and controls, expanded the risk and control functions within each line of business, invested in technology and hired additional risk, control and compliance personnel.

If Navient fails to successfully address the requirements of the Consent Orders or other settlements it is currently subject, or more generally to effectively enhance its risk and control procedures and processes to meet the heightened expectations of its regulators and other government agencies, it could be required to enter into further orders and settlements, pay additional fines, penalties or judgments, or accept material regulatory restrictions on its businesses, which could adversely affect its operations and, in turn, its financial results.

Navient expects heightened regulatory scrutiny and governmental investigations and enforcement actions to continue for it and for the financial services industry as a whole. Navient anticipates that regulators will continue to take formal enforcement action, rather than taking informal supervisory actions, more frequently than they have done historically. Such actions can have significant consequences for a financial institution such as Navient, including loss of customers and business and the inability to operate certain businesses.

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

Navient’s risk management framework seeks to mitigate risk and appropriately balance risk and returns. Navient has established processes and procedures intended to identify, measure, monitor, control and report the types of risk to which it is subject. Navient seeks to monitor and control risk exposure through a framework of policies, procedures, limits and reporting requirements. Management of risks in some cases depends upon the use of analytical and forecasting models. If the models that Navient uses to mitigate these risks are inadequate, it may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that Navient has not appropriately anticipated, identified or mitigated. If Navient’s risk management framework does not effectively identify or mitigate risks, Navient could suffer unexpected losses, and its results of operations, cash flow or financial condition could be materially adversely affected.

We are subject to various legal proceedings and some of these legal proceedings or other contingencies may materially adversely affect our business, financial condition or results from operations.

We are subject to a variety of legal proceedings in virtually every part of our businesses including the legal proceedings described in the Legal proceedings section of this Annual Report on Form 10-K. While we believe we have adopted appropriate legal and risk management and compliance programs, the diverse nature of our operations, including operations of business we have recently acquired, means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time. Some of these legal proceedings or other contingencies may materially adversely affect our business, financial condition or results from operations

Navient is subject to evolving and complex tax laws, which may result in additional liabilities that may affect its results of operations.

Navient is subject to evolving and complex federal and state tax laws. Significant judgment is required for determining Navient’s tax liabilities, and SLM Corporation’s tax returns have been, and Navient’s tax returns will continue to be, periodically examined by various tax authorities. Navient will have, among other tax liabilities, risks for future tax contingencies arising from operations post-Spin-Off. Due to the complexity of tax contingencies, the ultimate resolution of any tax matters related to operations post-Spin-Off may result in payments greater or less than amounts accrued.

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

Certain provisions of Delaware law and of Navient’s amended and restated certificate of incorporation and amended and restated by-laws are intended to deter coercive takeover practices and inadequate takeover bids by, among other things, encouraging prospective acquirors to negotiate directly with Navient’s board of directors rather than to attempt a hostile takeover. These provisions include, among others:

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

In addition, Navient’s amended and restated certificate of incorporation makes it subject to Section 203 of the Delaware General Corporation Law. Section 203 generally provides that, with limited exceptions, persons who acquire, or are affiliated with a person that acquires 15 percent or more of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the time at which that person or its affiliates becomes the holder of 15 percent or more of the corporation’s outstanding voting stock. Being subject to Section 203 could cause a delay in or completely prevent a change of control that stockholders may favor.

Navient believes these provisions protect its stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with Navient’s board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make the Company immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that Navient’s board of directors determines is not in the best interests of Navient and Navient’s stockholders.

Stockholders’ percentage ownership in Navient may be diluted in the future.

In the future, stockholders’ percentage ownership in Navient may be diluted as a result of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that Navient may grant to its directors, officers and employees. Navient’s and SLM BankCo’s employees will continue to have options to purchase shares of Navient common stock after the Spin-Off as a result of conversion of a portion of their SLM Corporation stock options to Navient stock options. From time to time, Navient will issue additional stock options or other equity-based awards to its employees under Navient’s employee benefits plans. Such awards will have a dilutive effect on Navient’s earnings per share, which could adversely affect the market price of shares of Navient common stock.

In addition, Navient’s amended and restated certificate of incorporation authorizes Navient to issue, without the approval of Navient’s stockholders, one or more series of preferred stock. Navient’s board of directors generally may determine the rights of preferred stockholders including their powers, preferences and relative, participating, optional and other special rights, including preferences over Navient’s common stock with respect to dividends and distributions. If Navient’s board were to approve the issuance of preferred stock in the future, the terms of one or more series of such preferred stock could dilute the voting power or reduce the value of Navient’s common stock. For example, Navient could grant the holders of preferred stock the right to elect some number of Navient’s directors in all circumstances or upon the happening of specified events, or the right to veto specified transactions. Similarly, it could grant the preferred stockholders certain repurchase or redemption rights or liquidation preferences that could affect the value of the common stock.

REPUTATIONAL/POLITICAL RISK. Reputational risk is the risk to earnings or capital arising from damage to our reputation in the view of, or loss of the trust of, customers and the general public. Political risk is the closely related risk to earnings or capital arising from damage to our relationships with governmental entities, regulators and political leaders and candidates. These risks can arise due to both our own acts and omissions (both real and perceived), and the acts and omissions of other industry participants or other third parties, and they are inherent in all of our businesses.

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

•

Other Higher Education Legislation: As Congress considers the reauthorization of the Higher Education Act, it may consider legislation that would reduce the payments to Guarantors or change the consolidation program to incentivize education loan borrowers to refinance their existing education loans, both private and federal. Such reforms could reduce Navient’s cash flows from servicing and interest income as well as its net interest margin.

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

RISKS ASSOCIATED WITH OUR SPIN-OFF

Navient’s historical and pro forma financial information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.

Due to the relative significance of Navient to SLM Corporation, among other factors, Navient is the “accounting successor” to SLM Corporation for financial reporting purposes, notwithstanding the legal form of the Spin-Off described in this Form 10-K. Hence, Navient’s historical consolidated financial statements included in this Form 10-K are the consolidated financial statements of SLM Corporation. Other significant changes have occurred in Navient’s cost structure, management, financing and business operations due to the Company operating as a company separate from the combined businesses of SLM Corporation. Accordingly, the historical financial information for Navient included in this Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that Navient would have achieved as a separate, publicly traded company during the periods presented or those that Navient will achieve in the future.

Navient’s ability to engage in stockholder distributions and other strategic corporate transactions in the near term could be limited.

To preserve the tax-free treatment to SLM BankCo of the Spin-Off, Navient and SLM BankCo entered into a tax sharing agreement that restricts Navient from engaging in certain transactions. These restrictions are intended to prevent the distribution and related transactions from becoming taxable to SLM BankCo and its stockholders for U.S. federal income tax purposes. Under the tax sharing agreement, for up to a two-year period following the distribution (the “Restricted Period”), Navient is prohibited from, among other things:

•

issuing shares of Navient stock equal to or exceeding 25 percent of the shares of Navient stock issued and outstanding immediately following the distribution date, including issuances intended to raise capital or as acquisition currency in furtherance of strategic transactions, such as for the purchase of additional portfolios of education loans;

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

The foregoing prohibitions are in some cases more restrictive than those required under the Internal Revenue Code of 1986, as amended (the “Code”) due to the potential significant liability to SLM BankCo and its stockholders were the Spin-Off and the distribution determined to be a taxable transaction. Under the tax sharing agreement, Navient has the ability to engage in certain otherwise prohibited transactions, such as additional stock issuances or stock repurchases during the Restricted Period, provided it first delivers to SLM BankCo a tax opinion reasonably satisfactory to SLM BankCo or an IRS ruling that doing so will not adversely affect the tax-free treatment of the Spin-Off and the distribution. Navient has in fact complied with these exceptions to obtain relief from several of these prohibitions.

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

Navient will owe obligations, including service and indemnification obligations, to SLM BankCo under various transaction agreements that have been executed as part of the Spin-Off. These obligations could be materially disruptive to Navient’s business or subject it to substantial liabilities, including contingent liabilities and liabilities that are presently unknown.

In connection with the Spin-Off, Navient, SLM Corporation and SLM BankCo entered into various agreements, including, among others, a transition services agreement, a tax sharing agreement, an employee matters agreement, a loan servicing and administration agreement, a joint marketing agreement, a key systems agreement, a data sharing agreement and a sublease agreement. Under the transition services agreement, a subsidiary of Navient hosts and provides SLM BankCo with access to Navient’s information technology systems and services, and Navient assists SLM BankCo in migrating its customer data and service functions to a separate environment. The performance by Navient of its obligations to SLM BankCo under these agreements may require the diversion of a significant amount of Navient management’s time from Navient’s operations and could be disruptive to its business operations.

The separation and distribution agreement between Navient, SLM Corporation and SLM BankCo provides for, among other things, indemnification obligations designed to make Navient financially responsible for substantially all liabilities that may exist whether incurred prior to or after the Spin-Off, relating to the business activities, of SLM Corporation prior to the Spin-Off, other than those arising out of the consumer banking business and expressly assumed by SLM BankCo pursuant to the Spin-Off and distribution agreement. This includes Navient being financially responsible for all servicing and collections activities that it performed or directed on behalf of Sallie Mae Bank. If Navient is required to indemnify SLM BankCo under the circumstances set forth in the separation and distribution agreement, Navient may be subject to substantial liabilities including liabilities that are accrued, contingent or otherwise and regardless of whether the liabilities were known or unknown at the time of the Spin-Off. SLM BankCo is party to various claims, litigation and legal, regulatory and other proceedings resulting from ordinary business activities relating to its current and former operations. Previous business activities of SLM BankCo, including originations and acquisitions of various classes of consumer loans outside of Sallie Mae Bank, may also result in liability due to future laws, rules, interpretations or court decisions which purport to have retroactive effect, and such liability could be significant. SLM BankCo may also be subject to liabilities related to past activities of acquired businesses. It is inherently difficult, and in some cases impossible, to estimate the probable losses associated with contingent and unknown liabilities of this nature, but future losses may be substantial and will be borne by Navient in accordance with the terms of the separation and distribution agreement.

There could be significant liability to Navient if the Spin-Off is determined to be a taxable transaction.

The Spin-Off of Navient from SLM BankCo was intended to qualify as a reorganization under various provisions of the Code and as such to not be a taxable transaction. The Spin-Off was therefore conditioned on the receipt by SLM Corporation of a private letter ruling from the IRS to the effect that, among other things, (i) the merger of SLM Corporation with and into a limited liability company wholly owned by SLM BankCo (the “SLM Merger”) (together with the conversion of the shares of SLM Corporation common and preferred stock into shares of SLM BankCo common and preferred stock pursuant to the SLM Merger) will qualify as a “reorganization” within the meaning of Section 368(a)(1)(F) of the Code and will not be integrated with the rest of the Spin-Off , and (ii) the Spin-Off will qualify as a “reorganization” for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In addition, the Spin-Off was conditioned on SLM BankCo’s receipt of an opinion from outside tax counsel to the effect that, with respect to certain requirements for tax-free treatment under Section 355 of the Code on which the IRS will not rule, such requirements will be satisfied. Both of these conditions were satisfied or waived prior to the Spin-Off. Navient received the private letter ruling from the IRS after the Spin-Off.

The ruling and the opinion rely on facts, assumptions, representations and undertakings from SLM Corporation, SLM BankCo and Navient regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect, SLM BankCo and its stockholders may not be able to rely on the ruling or the opinion of tax counsel and could be subject to significant tax liabilities. In addition, notwithstanding receipt of the private letter ruling from the IRS and opinion of tax counsel, the IRS could determine on audit that the SLM Merger and/or Spin-Off was taxable if it determines that any of these facts, assumptions, representations or undertakings were not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of significant changes in the share ownership of SLM BankCo or Navient after the Spin-Off. If the SLM Merger and/or Spin-Off is determined to be taxable for U.S. federal income tax purposes, SLM BankCo and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities and Navient could incur significant liabilities related thereto.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the principal facilities owned by us as of December 31, 2015:

Location	Function	Business Segment(s)	Approximate Square Feet
Fishers, IN	Loan Servicing and Data Center	FFELP Loans; Private Education Loans; Business Services	450,000
Wilkes-Barre, PA	Loan Servicing Center	FFELP Loans; Private Education Loans; Business Services	133,000
Big Flats, NY	GRC and Pioneer Credit Recovery — Collections Center	Business Services	60,000
Indianapolis, IN	Loan Servicing Center	Business Services	50,000
Arcade, NY	Pioneer Credit Recovery — Collections Center	Business Services	46,000
Perry, NY	Pioneer Credit Recovery — Collections Center	Business Services	45,000
Lake City, FL	Gila MSB — Collections Center	Business Services	8,000

The following table lists the principal facilities leased by us as of December 31, 2015:

Location	Function	Business Segment(s)	Approximate Square Feet
Newark, DE	Operations Center and Administrative Offices	FFELP Loans; Private Education Loans; Business Services; Other	106,000
Reston, VA(1)	Administrative Offices	FFELP Loans; Private Education Loans; Business Services; Other	90,000
Muncie, IN	Collections Center	Private Education Loans; Business Services	75,400
Mason, OH	GRC Headquarters and Collections Center	Business Services	54,000
Wilmington, DE	Headquarters	FFELP Loans; Private Education Loans; Business Services; Other	46,000
Moorestown, NJ	Pioneer Credit Recovery — Collections Center	Business Services; Other	30,000
Austin, TX	Gila MSB — Collections Center	Business Services; Other	55,000
Hendersonville, TN(2)	Xtend Healthcare — Revenue Cycle Management	Business Services; Other	90,000
Nashville, TN	Xtend Healthcare — Revenue Cycle Management	Business Services; Other	28,000

(1)	Includes 18,000 square feet sublet to SLM Corporation.

(2)	Includes 34,000 square feet at 500 West Main Street, 34,000 square feet at 90 Volunteer Drive, and 22,000 square feet at 237 East Main Street.

None of the facilities that we own is encumbered by a mortgage. We believe that our headquarters, loan servicing centers, data center, back-up facility and data management and collections centers are generally adequate to meet our long-term customer needs and business goals. Our headquarters is currently in leased space at 123 Justison Street, Wilmington, Delaware, 19801.

Item 3.	Legal Proceedings

We and our subsidiaries and affiliates are subject to various claims, lawsuits and other actions that arise in the normal course of business. We believe that these claims, lawsuits and other actions will not, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. Most of these matters are claims including individual and class action lawsuits against our servicing and collection subsidiaries by borrowers and debtors alleging the violation of state or federal laws in connection with servicing or collection activities on their education loans and other debts.

In the ordinary course of our business, the Company, our subsidiaries and affiliates may receive information and document requests and investigative demands from state attorneys general, U.S. Attorneys, legislative committees and administrative agencies. These requests may be informational or regulatory in nature and may relate to our business practices, the industries in which we operate, or other companies with whom we conduct business. Our practice has been and continues to be to cooperate with these bodies and to be responsive to any such requests.

These increases in the number of inquiries and the volume of related information demands are increasing the costs and resources we must dedicate to timely respond to these requests and may, depending on their outcome, result in payments of additional amounts of restitution, fines and penalties in addition to those described below.

On March 18, 2011, an education loan borrower filed a putative class action complaint against SLM Corporation as it existed prior to the Spin-Off (“Old SLM”) in the U.S. District Court for the Northern District of California. The complaint was captioned Tina M. Ubaldi v. SLM Corporation et. al. The plaintiff brought the complaint on behalf of a class consisting of other similarly situated California borrowers. The complaint alleged, among other things, that Old SLM’s practice of charging late fees proportional to the amount of missed payments constituted liquidated damages in violation of California law; and Old SLM engaged in unfair business practices by charging daily interest on private educational loans. Following additional amendments to the complaint, which added usury claims under California state law and two additional defendants (Sallie Mae, Inc., now known as Navient Solutions, Inc. (“NSI”), and SLM PC Student Loan Trust 2004-A), a Modified Third Amended Complaint was filed on December 2, 2013. In that complaint, plaintiffs sought restitution of late charges and interest paid by members of the class, injunctive relief, cancellation of all future interest payments, treble damages as permitted by law, as well as costs and attorneys’ fees, among other relief. Prior to the formation of Sallie Mae Bank in 2005, Old SLM followed prevalent capital market practices of acquiring and securitizing private education loans purchased in secondary transactions from banks who originated these loans. Plaintiffs alleged that the services provided by the then SLM Corporation and Sallie Mae, Inc. to the originating banks resulted in Old SLM and Sallie Mae, Inc. constituting lenders on these loans. Since 2006, Sallie Mae Bank originated the vast majority of all private education loans acquired by Old SLM. The claims at issue in this case expressly exclude loans originated by Sallie Mae Bank. Named defendants are subsidiaries of Navient and as such any liability arising from the Ubaldi litigation will remain the sole responsibility of Navient Corporation. On June 23, 2014, Plaintiffs filed a Renewed Motion for Class Certification. On December 19, 2014, the court granted plaintiffs’ Renewed Motion for Class Certification regarding the claims concerning late fees, but denied the motion as to the usury claims. On January 30, 2015, Plaintiffs filed a motion seeking leave to file another amended complaint. On March 24, 2015, the Court denied Plaintiffs’ motion, denying their request to amend the complaint again. The case is still pending. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith.

On November 26, 2014, Marlene Blyden filed a putative class action suit in the U.S. District Court for the Central District of California against Navient Corporation, Navient, LLC, Navient Solutions, Inc., Navient Credit Finance Corporation, Navient Investment Corporation, SLM Corporation, The Bank of New York, and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”). The complaint was captioned Marlene Blyden v. Navient Corporation et. al. On December 2, 2014, plaintiff filed a First Amended Complaint. The plaintiff purports to bring the First Amended Complaint on behalf of a class consisting of other similarly situated California borrowers. The First Amended Complaint alleged that plaintiff and members of the asserted class were charged and/or paid interest at a rate above that permitted under California law. On February 4, 2015, Plaintiff filed her Second Amended Complaint, which dropped SLM Corporation as a defendant, added various securitization trusts as defendants, and added claims for conversion and for money received. On July 23, 2015, the Court granted Defendants’ Motions to Dismiss Plaintiff’s Second Amended Complaint but permitted Plaintiff to make certain amendments. On August 4, 2015, Plaintiff filed a Third Amended Complaint. The Third Amended Complaint removed all of the Defendants except the SLM PC Student Loan 2003-B Trust, BNY Mellon (in its capacity as a trustee), and Navient Solutions, Inc. The other trust defendants and Navient Credit Finance Corporation are no longer defendants in the matter. The court granted Defendants’ Motion to Dismiss the Third Amended Complaint on February 16, 2016. The court allowed Plaintiff to file a further amended complaint. Allegations similar to those asserted in the Ubaldi and Blyden cases are also raised in a putative class action complaint captioned Jamie Beechum, et al. v. Navient Solutions, Inc. filed on October 21, 2015, and deemed served as February 16, 2016. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with either the Blyden or Beechum lawsuits.

Regulatory Matters

On May 2, 2014, Navient Solutions, Inc. (“NSI”), a wholly-owned subsidiary of Navient, and Sallie Mae Bank entered into consent orders, without admitting any wrongdoing, with the Federal Deposit Insurance Corporation (the “FDIC”) (respectively, the “NSI Order” and the “Bank Order”; collectively, the “FDIC Orders”) to settle matters related to certain cited violations of Section 5 of the Federal Trade Commission Act, including the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (the “SCRA”). The FDIC Orders, which became effective upon the signing of the consent order with the United States Department of Justice (the “DOJ”) by NSI and SLM BankCo on May 13, 2014, required NSI to pay $3.3 million in civil monetary penalties. NSI paid its civil monetary penalties. In addition, the FDIC Orders required the establishment of a restitution reserve account totaling $30 million to provide restitution with respect to loans owned or originated by Sallie Mae Bank, from November 28, 2005 until the effective date of the FDIC Orders. Pursuant to the Separation and Distribution Agreement among SLM Corporation, SLM BankCo and Navient dated as of April 28, 2014 (the “Separation Agreement”), Navient funded the restitution reserve account in May 2014.

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

With respect to alleged civil violations of the SCRA, NSI and Sallie Mae Bank entered into a consent order with the DOJ in May 2014. The DOJ consent order (the “DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by NSI from November 28, 2005 until the effective date of the settlement. The DOJ Order required NSI to fund a $60 million settlement fund, which represents the total amount of compensation due to service members under the DOJ agreement, and to pay $55,000 in civil penalties. The DOJ Order was approved by the United States District Court in Delaware on September 29, 2014. Shortly thereafter, Navient funded the settlement fund and paid the civil money penalties pursuant to the terms of the order. On April 15, 2015, the DOJ approved the distribution plan for the settlement fund and the funds were disbursed in the second quarter of 2015.

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of December 31, 2015, substantially all of this amount had been paid or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until all of the work under the various consent orders has been completed and the consent orders are lifted.

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

In addition, Navient and its subsidiaries are subject to examination by the CFPB, FDIC, ED and various state agencies as part of its ordinary course of business. Items or matters similar to or different from those described above may arise during the course of those examinations. We also routinely receive inquiries or requests from various regulatory entities or bodies or government agencies concerning our business or our assets. The Company endeavors to cooperate with each such inquiry or request.

Under the terms of the Separation Agreement, Navient has agreed to be responsible and indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, all liabilities arising out of the regulatory matters mentioned above, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient has no additional reserves related to indemnification matters with SLM BankCo as of December 31, 2015.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. On September 25, 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG on August 3, 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. Navient remains in active discussions with ED on this matter and we also have the right to appeal the Final Audit Determination to the Administrative Actions and Appeals Service Group of ED. The period to file an appeal in this matter has not expired. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 as part of the total reserve for pending regulatory matters discussed previously.

Recent Developments

On February 11, 2016, Navient Corporation, along with our President and Chief Executive Officer and our Chief Financial Officer, was sued in a putative securities class action in the United States District Court for the District of Delaware. The complaint is captioned George A. Menold v. Navient Corporation et al. The complaint alleges that the Company, our CEO and our CFO violated federal securities laws by making materially false and misleading statements to the public regarding the Company’s loan servicing practices and whether those practices are in compliance with applicable federal regulations.

On February 16, 2016, Navient Corporation, along with our President and Chief Executive Officer and our Chief Financial Officer, was sued in a putative securities class action in the United States District Court for the District of Delaware. The complaint is captioned Tore Heinz Markus Jagrelius v. Navient Corporation. The complaint alleges that the Company, our CEO and our CFO violated federal securities laws by making materially false and misleading statements to the public regarding, among other things, the Company’s financial results, its loan servicing practices and its liquidity facilities.

It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these cases. We intend to vigorously defend against these allegations.

Item 4.	Mine Safety Disclosures

N/A

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ under the symbol NAVI. As of January 31, 2016, there were 342,817,020 shares of our common stock outstanding and 398 holders of record.

The following table presents the high and low sales prices for Navient’s common stock for each post-Spin-Off quarter within the two most recent fiscal years.

	Sales Price
	High	Low
2015
1st Quarter (January 1 — Mar 31, 2015)	$22.41	$17.16
2nd Quarter (May 1 — Jun 30, 2015)	20.95	18.09
3rd Quarter (Jul 1 — Sep 30, 2015)	19.00	10.95
4th Quarter (Oct 1 — Dec 31, 2015)	13.93	10.62

2014
2nd Quarter (May 1 — Jun 30, 2014)	$17.98	$15.50
3rd Quarter (Jul 1 — Sep 30, 2014)	18.28	16.76
4th Quarter (Oct 1 — Dec 31, 2014)	22.71	16.98

We paid quarterly cash dividends on our common stock of $0.15 per share for each quarter of 2014 and $0.16 per share for each quarter of 2015.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of shares of our common stock in the three months ended December 31, 2015.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
(In millions, except per share data)
Period:
Oct 1 – Oct 31, 2015	5.9	$12.06	5.8	$155
Nov 1 – Nov 30, 2015	—	—	—	155
Dec 1 – Dec 31, 2015	8.3	12.05	8.3	755

Total fourth quarter	14.2	$12.06	14.1

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)

In December 2015, our board of directors authorized an additional $700 million to be added to the Company’s previously announced $1 billion common share repurchase program announced by the Company in December 2014.

Stock Performance

The following performance graph compares the monthly dollar change in our cumulative total shareholder return on our common stock to that of the S&P 500 Financials Index and the S&P 500 following the Spin-Off on April 30, 2014. The graph assumes a base investment of $100 at May 1, 2014 and reinvestment of dividends through December 31, 2015.

Cumulative Total Stockholder Return since Spin-Off

Company/Index	5/01/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
Navient Corporation	$100.0	$105.2	$106.1	$130.4	$123.6	$111.6	$69.8	$72.1
S&P 500 Financials Index	100.0	103.8	106.3	113.9	111.6	113.5	105.9	112.1
S&P 500	100.0	104.5	105.7	110.9	111.9	112.2	105.0	112.4

Source: Bloomberg Total Return Analysis

Item 6.	Selected Financial Data.

Selected Financial Data 2011-2015

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

	2015	2014	2013	2012	2011
Operating Data:
Net interest income	$2,221	$2,667	$3,167	$3,208	$3,529
Net income (loss) attributable to Navient Corporation:
Continuing operations, net of tax	$996	$1,149	$1,312	$941	$598
Discontinued operations, net of tax	1	—	106	(2)	35

Net income (loss) attributable to Navient Corporation	$997	$1,149	$1,418	$939	$633

Basic earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$2.66	$2.74	$2.94	$1.93	$1.12
Discontinued operations	—	—	.24	—	.07

Total	$2.66	$2.74	$3.18	$1.93	$1.19

Diluted earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$2.61	$2.69	$2.89	$1.90	$1.11
Discontinued operations	—	—	.23	—	.07

Total	$2.61	$2.69	$3.12	$1.90	$1.18

Dividends per common share attributable to Navient Corporation common shareholders	$.64	$.60	$.60	$.50	$.30
Return on common stockholders’ equity	25%	26%	29%	21%	14%
Net interest margin	1.64	1.89	1.98	1.78	1.85
Return on assets	.74	.81	.89	.52	.33
Dividend payout ratio	25	22	19	26	25
Average equity/average assets	2.86	3.15	3.28	2.69	2.54
Balance Sheet Data:
Education loans, net	$122,892	$134,317	$142,100	$162,546	$174,420
Total assets	134,112	146,352	159,543	181,260	193,345
Total borrowings	127,403	139,529	150,443	172,257	183,966
Total Navient Corporation stockholders’ equity	3,975	4,198	5,637	5,060	5,243
Book value per common share	11.41	10.45	11.82	9.92	9.20

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Years Ended December 31,
(In millions, except per share data)	2015	2014	2013
GAAP Basis
Net income attributable to Navient Corporation	$997	$1,149	$1,418
Diluted earnings per common share attributable to Navient Corporation	$2.61	$2.69	$3.12
Weighted average shares used to compute diluted earnings per share	382	425	449
Net interest margin, FFELP Loans	1.22%	1.30%	1.29%
Net interest margin, Private Education Loans	3.61%	4.06%	4.13%
Return on assets	.74%	.81%	.89%
Ending FFELP Loans, net	$96,498	$104,521	$104,588
Ending Private Education Loans, net	26,394	29,796	37,512

Ending total education loans, net	$122,892	$134,317	$142,100

Average FFELP Loans	$100,421	$100,662	$112,152
Average Private Education Loans	28,803	33,672	38,292

Average total education loans	$129,224	$134,334	$150,444

“Core Earnings” Basis(1)
Net income attributable to Navient Corporation	$694	$818	$1,242
Diluted earnings per common share attributable to Navient Corporation	$1.82	$1.93	$2.77
Weighted average shares used to compute diluted earnings per share	382	425	449
Net interest margin, FFELP Loans	.84%	.90%	.88%
Net interest margin, Private Education Loans	3.67%	3.94%	3.87%
Return on assets	.51%	.59%	.82%
Ending FFELP Loans, net	$96,498	$104,521	$103,163
Ending Private Education Loans, net	26,394	29,796	31,006

Ending total education loans, net	$122,892	$134,317	$134,169

Average FFELP Loans	$100,421	$100,202	$111,008
Average Private Education Loans	28,803	31,243	32,296

Average total education loans	$129,224	$131,445	$143,304

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the year ended December 31, 2015.

We monitor and assess our ongoing operations and results based on the following four reportable segments: (1) FFELP Loans (2) Private Education Loans, (3) Business Services and (4) Other. Our segment presentation excludes the results of SLM BankCo distributed on April 30, 2014. See “‘Core Earnings’ — Definition and Limitations” for further discussion.

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

Business Services Segment

Our Business Services segment generates revenue from servicing, asset recovery and business processing activities. Within this segment, we primarily generate revenue from servicing our FFELP Loan portfolio as well as servicing education loans for Guarantors of FFELP Loans and other institutions, including ED. We provide asset recovery services for loans and receivables on behalf of Guarantors of FFELP Loans, higher education institutions and federal, state, court and municipal clients. In addition, we provide business processing services on behalf of municipalities, public authorities and hospitals.

Other

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, our corporate liquidity portfolio, unallocated overhead and regulatory-related costs. We also include results from certain smaller wind-down operations within this segment.

Key Financial Measures

Our operating results are primarily driven by net interest income from our education loan portfolios, provisions for loan losses, the revenues and expenses generated by our servicing and asset recovery businesses, and gains and losses on subsidiary sales, loan sales and debt repurchases. We manage and assess the performance of each business segment separately as each is focused on different customers and each derives its revenue from different activities and services. A brief summary of our key financial measures are listed below.

Net Interest Income

The most significant portion of our earnings is generated by the spread earned between the interest income we receive on assets in our education loan portfolios and the interest expense on debt funding these loans. We report these earnings as net interest income. Net interest income in our FFELP Loans and Private Education Loans segments are driven by significantly different factors.

FFELP Loans Segment

Net interest income will be the primary source of net income generated by this segment as this portfolio will have an amortization period in excess of 20 years and a 7-year remaining weighted average life. Interest earned on our FFELP Loans is indexed to one-month LIBOR rates and our cost of funds is primarily indexed to three-month LIBOR, creating the possibility of basis and repricing risk related to these assets. The FFELP Loans segment’s “Core Earnings” net interest margin was 0.84 percent in 2015 compared with 0.90 percent in 2014. At December 31, 2015, 78 percent of our FFELP Loan portfolio was funded to term with non-recourse, long-term securitization debt. As of December 31, 2015, we had $96.5 billion of FFELP Loans outstanding, compared with $104.5 billion outstanding at December 31, 2014 on a “Core Earnings” basis.

A source of variability in net interest income could be Floor Income we earn on certain FFELP Loans. Pursuant to the terms of the FFELP, certain FFELP Loans can earn interest at the stated fixed rate of interest as underlying debt interest rate expense remains variable. We refer to this additional spread income as “Floor Income.” Floor Income can be volatile. We frequently hedge this volatility with derivatives which lock in the value of the Floor Income over the term of the contract.

Private Education Loans Segment

Net interest income will be the primary source of net income generated by this segment as this portfolio will have an amortization period in excess of 20 years and a 7-year remaining weighted average life. Interest earned on our Private Education Loans is generally indexed to Prime and one-month LIBOR rates and our cost of funds is primarily indexed to one-month and three-month LIBOR, creating the possibility of basis and repricing risk related to these assets. The Private Education Loans segment’s “Core Earnings” net interest margin was 3.67 percent in 2015 compared with 3.94 percent in 2014. At December 31, 2015, 62 percent of our Private Education Loan portfolio was funded to term with non-recourse, long-term securitization debt. As of December 31, 2015, we had $26.4 billion of Private Education Loans outstanding, compared with $29.8 billion outstanding at December 31, 2014 on a “Core Earnings” basis.

Provisions for Loan Losses

Management estimates and maintains an allowance for loan losses at a level sufficient to cover charge-offs expected over the next two years, plus an additional allowance to cover life-of-loan expected losses for loans classified as a troubled debt restructuring (“TDR”). The provision for loan losses increases the related allowance for loan losses. Generally, the provision for loan losses rises when future charge-offs are expected to increase and falls when future charge-offs are expected to decline. Our loss exposure and resulting provision for loan losses is small for FFELP Loans because we generally bear a maximum of 3 percent loss exposure on defaults. We bear the full credit exposure on our Private Education Loans. Our “Core Earnings” provision for loan losses in our FFELP Loans segment was $26 million in 2015 compared with $40 million in 2014. Losses in our Private Education Loans segment are determined by risk characteristics, such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months a payment has been made by a customer), underwriting criteria (e.g., credit scores), existence of a cosigner and the current economic environment. Our “Core Earnings” provision for loan losses in our Private Education Loans segment was $538 million in 2015 compared with $539 million in 2014.

Charge-Offs and Delinquencies

When we conclude a loan is uncollectible, the unrecoverable portion of the loan is charged against the allowance for loan losses in the applicable segment. Charge-off data provides relevant information with respect to the performance of our loan portfolios. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency. In the second quarter of 2015, we changed our assumptions related to estimated recoveries and as a result, the portion of the Private Education Loan amount charged off at default increased from 73 percent to 79 percent. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans. Excluding this amount, the Private Education Loans segment’s “Core Earnings” charge-off rate was 2.6 percent of loans in repayment in 2015, unchanged from 2014. Delinquencies are a very important indicator of the potential future credit performance. Private Education Loan delinquencies as a percentage of Private Education Loans in repayment decreased from 8.1 percent at December 31, 2014 to 7.2 percent at December 31, 2015. The FFELP Loans segment’s “Core Earnings” charge-off rate was 0.05 percent of loans in repayment in 2015 compared with 0.08 percent in 2014.

Servicing, Asset Recovery and Business Processing Revenues

We earn servicing revenues from servicing education loans which is primarily driven by the underlying volume of loans we are servicing on behalf of others. We earn asset recovery revenue primarily related to default aversion and post-default collection work we perform on education loans as well as collection work we perform on various receivables on behalf of our federal, state, court and municipal clients. The fees we recognize are primarily driven by our success in collecting or rehabilitating defaulted or delinquent loans and receivables. We also earn business processing revenue related to transaction processing we perform on behalf of our municipal, public authority and hospital clients. The fees we recognize are primarily driven by the number of transactions processed.

Other Income / (Loss)

In managing our loan portfolios and funding sources, we periodically engage in sales of loans and the repurchase of our outstanding debt. In each case, depending on market conditions, we may incur gains or losses from these transactions that affect our results from operations.

Operating Expenses

The operating expenses reported for our Private Education Loans and Business Services segments are those that are directly attributable to the generation of revenues by those segments. The operating expenses for the FFELP Loans segment primarily represent an intercompany servicing charge from the Business Services segment and do not reflect our actual underlying costs incurred to service the loans. We have included unallocated corporate overhead expenses and certain information technology costs (together referred to as “Overhead”) as well as regulatory-related costs in our Other segment rather than allocate those expenses by segment. Overhead expenses include executive management, the board of directors, accounting, finance, legal, human resources, stock-based compensation expense and certain information technology and infrastructure costs. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with regulatory matters.

“Core Earnings”

We report financial results on a GAAP basis and also present certain “Core Earnings” performance measures. Our management, equity investors, credit rating agencies and debt capital providers use these “Core Earnings” measures to monitor our business performance. “Core Earnings” is the basis in which we prepare our segment disclosures as required by GAAP under ASC 280, “Segment Reporting” (see “Note 15 — Segment Reporting”). For a full explanation of the contents and limitations of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” of this Item 7.

2015 Summary of Results

2015 GAAP net income was $997 million ($2.61 diluted earnings per share), versus net income of $1.1 billion ($2.69 diluted earnings per share) in the prior year. The changes in GAAP net income are impacted by the same “Core Earnings” items discussed below, as well as changes in net income attributable to (1) the financial results attributable to the operations of the consumer banking business prior to the Spin-Off on April 30, 2014 and related restructuring and reorganization expense incurred in connection with the Spin-Off, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off, (2) unrealized, mark-to-market gains/losses on derivatives and (3) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP but have not been included in “Core Earnings” results. In 2015, GAAP results included gains of $543 million from derivative accounting treatment that are excluded from “Core Earnings” results, compared with gains of $573 million in the prior year. See “‘Core Earnings’ — Definition and Limitations —Differences between ‘Core Earnings’ and GAAP” for a complete reconciliation between GAAP net income and “Core Earnings.”

“Core Earnings” for the year were $694 million ($1.82 diluted earnings per share), compared with $818 million ($1.93 diluted earnings per share) for 2014. Excluding expenses associated with regulatory-related costs, 2015 and 2014 diluted core earnings per share were $1.85 and $2.10, respectively. Full-year 2015 and 2014 operating expenses included $19 million ($0.03 diluted earnings per share) and $120 million ($0.17 diluted earnings per share) of regulatory-related costs, respectively.

During 2015, we:

•	acquired Gila LLC and Xtend Healthcare, both asset recovery and business processing companies;

•	acquired $3.7 billion of education loans;

•	issued $2.8 billion of FFELP ABS, $1.7 billion of Private Education Loan ABS and $500 million of unsecured debt; closed on a new $550 million Private Education Loan ABS Repurchase Facility;

•	repurchased $1.7 billion of senior unsecured debt;

•	repurchased 56.0 million common shares for $945 million on the open market;

•	authorized $700 million in December 2015 to be utilized in a new share repurchase program; and

•	paid $240 million in common dividends.

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

GAAP Consolidated Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
(Dollars in millions, except per share amounts)	2015	2014	2013	$	%	$	%
Interest income
FFELP Loans	$2,524	$2,556	$2,822	$(32)	(1)%	$(266)	(9)%
Private Education Loans	1,756	2,156	2,527	(400)	(19)	(371)	(15)
Other loans	7	9	11	(2)	(22)	(2)	(18)
Cash and investments	8	9	17	(1)	(11)	(8)	(47)

Total interest income	4,295	4,730	5,377	(435)	(9)	(647)	(12)
Total interest expense	2,074	2,063	2,210	11	1	(147)	(7)

Net interest income	2,221	2,667	3,167	(446)	(17)	(500)	(16)
Less: provisions for loan losses	561	628	839	(67)	(11)	(211)	(25)

Net interest income after provisions for loan losses	1,660	2,039	2,328	(379)	(19)	(289)	(12)
Other income (loss):
Servicing revenue	340	298	290	42	14	8	3
Asset recovery and business processing revenue	367	388	420	(21)	(5)	(32)	(8)
Other income	17	82	100	(65)	(79)	(18)	(18)
Gains (losses) on sales of loans and investments	(9)	—	302	(9)	(100)	(302)	(100)
Gains on debt repurchases	21	—	42	21	100	(42)	(100)
Gains (losses) on derivative and hedging activities, net	166	139	(268)	27	19	407	152

Total other income	902	907	886	(5)	(1)	21	2
Expenses:
Operating expenses	918	987	1,042	(69)	(7)	(55)	(5)
Goodwill and acquired intangible assets impairment and amortization expense	12	9	13	3	33	(4)	(31)
Restructuring and other reorganization expenses	32	113	72	(81)	(72)	41	57

Total expenses	962	1,109	1,127	(147)	(13)	(18)	(2)
Income from continuing operations, before income tax expense	1,600	1,837	2,087	(237)	(13)	(250)	(12)
Income tax expense	604	688	776	(84)	(12)	(88)	(11)

Net income from continuing operations	996	1,149	1,311	(153)	(13)	(162)	(12)
Income from discontinued operations, net of tax expense	1	—	106	1	100	(106)	(100)

Net income	997	1,149	1,417	(152)	(13)	(268)	(19)
Less: net loss attributable to noncontrolling interest	—	—	(1)	—	—	1	(100)

Net income attributable to Navient Corporation	997	1,149	1,418	(152)	(13)	(269)	(19)
Preferred stock dividends	—	6	20	(6)	(100)	(14)	(70)

Net income attributable to Navient Corporation common stock	$997	$1,143	$1,398	$(146)	(13)%	$(255)	(18)%

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$2.66	$2.74	$2.94	$(.08)	(3)%	$(.20)	(7)%
Discontinued operations	—	—	.24	—	—	(.24)	(100)

Total	$2.66	$2.74	$3.18	$(.08)	(3)%	$(.44)	(14)%

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$2.61	$2.69	$2.89	$(.08)	(3)%	$(.20)	(7)%
Discontinued operations	—	—	.23	—	—	(.23)	(100)

Total	$2.61	$2.69	$3.12	$(.08)	(3)%	$(.43)	(14)%

Dividends per common share	$.64	$.60	$.60	$.04	7%	$—	—%

Consolidated Earnings Summary — GAAP basis

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

For the year ended December 31, 2015, net income was $997 million, or $2.61 diluted earnings per common share, compared with net income of $1.1 billion, or $2.69 diluted earnings per common share, for the year ended December 31, 2014. The decrease in net income was primarily due to a $446 million decline in net interest income, a $65 million decrease in other income, and a $21 million decrease in asset recovery and business processing revenue. This was partially offset by an $81 million decrease in restructuring and other reorganization expenses, a $69 million decrease in operating expenses, a $67 million decrease in the provision for loan losses, a $42 million increase in servicing revenue, a $27 million increase in net gains on derivative and hedging activities, and a $21 million increase in gains on debt repurchases.

The primary contributors to each of the identified drivers of changes in net income for the current year-end period compared with the year-ago period are as follows:

•

Net interest income decreased by $446 million, of which $186 million related to the deemed distribution of SLM BankCo on April 30, 2014. Also contributing to the decrease was a reduction in Private Education Loan net interest income due to a decline in the loan balance and net interest margin, as well as a reduction in the net interest margin on the FFELP Loans.

•	Provisions for loan losses declined $67 million, of which $49 million related to the deemed distribution of SLM BankCo on April 30, 2014.

•

Servicing revenue increased $42 million primarily as a result of increasing our recovery expectation on previously assessed late fees, as well as a general increase in third-party servicing revenue, primarily related to servicing for ED.

•

Asset recovery and business processing revenue decreased $21 million primarily as a result of the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduced the amount paid to Guarantor agencies for defaulted FFELP Loans that are rehabilitated. This legislative reduction in fees represents $79 million of the decrease in asset recovery and business processing revenue. This reduction was partially offset by $69 million of additional revenue from Gila LLC, acquired in February 2015, and Xtend Healthcare, acquired in October 2015.

•

Other income decreased $65 million due in part to a reduction in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•

Losses on sales of loans and investments increased $9 million due to a $21 million loss on the sale of $178 million of Private Education Loans, partially offset by $12 million in gains on the sale of $412 million of FFELP Loans. There were no loan sales in the prior year.

•	Gains on debt repurchases increased $21 million. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•

Net gains on derivative and hedging activities increased $27 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•

In 2015 and 2014, we recorded $19 million and $112 million, respectively, of regulatory-related costs. Excluding these expenses, operating expenses increased $24 million. This increase was primarily due to operating costs related to Gila LLC, which was acquired in February 2015, and to Xtend Healthcare, which was acquired in October 2015, and incremental third-party servicing expenses related to an $8.5 billion loan acquisition in fourth-quarter 2014 (including $11 million of one-time conversion costs to move $4.9 billion of FFELP Loans to our servicing system). This was partially offset by $63 million related to the deemed distribution of SLM BankCo on April 30, 2014.

•

Restructuring and other reorganization expenses decreased $81 million, from $113 million to $32 million. The year-ago period’s expenses were primarily related to third-party costs incurred in connection with the Spin-Off. In second-quarter 2015, the Company launched a restructuring initiative to simplify and streamline its management structure post-Spin-Off to improve the operating efficiency and effectiveness of the organization, and as a result recorded $29 million of restructuring expense primarily related to expected severance and other related costs.

We repurchased 56.0 million shares and 30.4 million shares of our common stock during the years ended December 31, 2015 and 2014, respectively, as part of our common share repurchase program. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 43 million common shares from the year-ago period.

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

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for three items, discussed below, that are either related to the Spin-Off or that create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the three items we remove to result in our “Core Earnings” presentations are:

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

While GAAP provides a uniform, comprehensive basis of accounting, for the reasons described above, our “Core Earnings” basis of presentation does not. “Core Earnings” are subject to certain general and specific limitations that investors should carefully consider. For example, there is no comprehensive, authoritative guidance for management reporting. Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Accordingly, our “Core Earnings” presentation does not represent a comprehensive basis of accounting. Investors, therefore, may not be able to compare our performance with that of other financial services companies based upon “Core Earnings.” “Core Earnings” results are meant only to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely used by management, our board of directors, credit rating agencies, lenders and investors to assess performance.

The following tables show “Core Earnings” for each business segment and our business as a whole along with the adjustments made to the income/expense items to reconcile the amounts to our reported GAAP results as required by GAAP and reported in “Note 15 — Segment Reporting.”

	Year Ended December 31, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$2,112	$1,756	$—	$—	$—	$3,868	$650	$(238)	$412	$4,280
Other loans	—	—	—	7	—	7	—	—	—	7
Cash and investments	6	—	—	2	—	8	—	—	—	8

Total interest income	2,118	1,756	—	9	—	3,883	650	(238)	412	4,295
Total interest expense	1,245	680	—	112	—	2,037	37	—	37	2,074

Net interest income (loss)	873	1,076	—	(103)	—	1,846	613	(238)	375	2,221
Less: provisions for loan losses	26	538	—	(3)	—	561	—	—	—	561

Net interest income (loss) after provisions for loan losses	847	538	—	(100)	—	1,285	613	(238)	375	1,660
Other income (loss):
Servicing revenue	95	21	651	—	(427)	340	—	—	—	340
Asset recovery and business processing revenue	—	—	367	—	—	367	—	—	—	367
Other income	—	—	4	11	—	15	(613)	781	168	183
Gains (losses) on sales of loans and investments	12	(21)	—	—	—	(9)	—	—	—	(9)
Gains on debt repurchases	—	—	—	21	—	21	—	—	—	21

Total other income (loss)	107	—	1,022	32	(427)	734	(613)	781	168	902
Expenses:
Direct operating expenses	443	168	485	30	(427)	699	—	—	—	699
Overhead expenses	—	—	—	219	—	219	—	—	—	219

Operating expenses	443	168	485	249	(427)	918	—	—	—	918
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	12	12	12
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	32	32	32

Total expenses	443	168	485	249	(427)	918	—	44	44	962

Income (loss) from continuing operations, before income tax expense (benefit)	511	370	537	(317)	—	1,101	—	499	499	1,600
Income tax expense (benefit)(3)	190	137	199	(118)	—	408	—	196	196	604

Net income (loss) from continuing operations	321	233	338	(199)	—	693	—	303	303	996
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	1	—	1	—	—	—	1

Net income (loss)	$321	$233	$338	$(198)	$—	$694	$—	$303	$303	$997

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$375	$—	$375
Total other income	—	168	—	168
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	12	12
Restructuring and other reorganization expenses	32	—	—	32

Total “Core Earnings” adjustments to GAAP	$(32)	$543	$(12)	499

Income tax expense				196

Net income				$303

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$2,097	$1,958	$—	$—	$—	$4,055	$699	$(42)	$657	$4,712
Other loans	—	—	—	9	—	9	—	—	—	9
Cash and investments	4	—	—	4	—	8	—	1	1	9

Total interest income	2,101	1,958	—	13	—	4,072	699	(41)	658	4,730
Total interest expense	1,168	708	—	114	—	1,990	42	31	73	2,063

Net interest income (loss)	933	1,250	—	(101)	—	2,082	657	(72)	585	2,667
Less: provisions for loan losses	40	539	—	—	—	579	—	49	49	628

Net interest income (loss) after provisions for loan losses	893	711	—	(101)	—	1,503	657	(121)	536	2,039
Other income (loss):
Servicing revenue	62	25	668	—	(456)	299	—	(1)	(1)	298
Asset recovery and business processing revenue	—	—	388	—	—	388	—	—	—	388
Other income	—	—	6	26	—	32	(657)	846	189	221
Gains (losses) on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	62	25	1,062	26	(456)	719	(657)	845	188	907
Expenses:
Direct operating expenses	478	181	389	132	(456)	724	—	36	36	760
Overhead expenses	—	—	—	200	—	200	—	27	27	227

Operating expenses	478	181	389	332	(456)	924	—	63	63	987
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	9	9	9
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	113	113	113

Total expenses	478	181	389	332	(456)	924	—	185	185	1,109
Income (loss) from continuing operations, before income tax expense (benefit)	477	555	673	(407)	—	1,298	—	539	539	1,837
Income tax expense (benefit)(3)	178	204	248	(150)	—	480	—	208	208	688

Net income (loss) from continuing operations	$299	$351	$425	$(257)	$—	$818	$—	$331	$331	$1,149
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$299	$351	$425	$(257)	$—	$818	$—	$331	$331	$1,149

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2014
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$136	$400	$—	$536
Total other income	15	173	—	188
Operating expenses	63	—	—	63
Goodwill and acquired intangible asset impairment and amortization	—	—	9	9
Restructuring and other reorganization expenses	113	—	—	113

Total “Core Earnings” adjustments to GAAP	$(25)	$573	$(9)	539

Income tax expense				208

Net income				$331

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$2,274	$2,037	$—	$—	$—	$4,311	$816	$222	$1,038	$5,349
Other loans	—	—	—	11	—	11	—	—	—	11
Cash and investments	5	2	—	5	—	12	—	5	5	17

Total interest income	2,279	2,039	—	16	—	4,334	816	227	1,043	5,377
Total interest expense	1,260	748	—	59	—	2,067	55	88	143	2,210

Net interest income (loss)	1,019	1,291	—	(43)	—	2,267	761	139	900	3,167
Less: provisions for loan losses	48	722	—	—	—	770	—	69	69	839

Net interest income (loss) after provisions for loan losses	971	569	—	(43)	—	1,497	761	70	831	2,328
Other income (loss):
Servicing revenue	76	33	705	(1)	(529)	284	—	6	6	290
Asset recovery and business processing revenue	—	—	420	—	—	420	—	—	—	420
Other income (loss)	—	—	5	5	—	10	(755)	577	(178)	(168)
Gains (losses) on sales of loans and investments	312	—	—	(10)	—	302	—	—	—	302
Gains on debt repurchases	—	—	—	48	—	48	(6)	—	(6)	42

Total other income (loss)	388	33	1,130	42	(529)	1,064	(761)	583	(178)	886
Expenses:
Direct operating expenses	555	179	348	68	(529)	621	—	185	185	806
Overhead expenses	—	—	—	167	—	167	—	69	69	236

Operating expenses	555	179	348	235	(529)	788	—	254	254	1,042
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	13	13	13
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	72	72	72

Total expenses	555	179	348	235	(529)	788	—	339	339	1,127
Income (loss) from continuing operations, before income tax expense (benefit)	804	423	782	(236)	—	1,773	—	314	314	2,087
Income tax expense (benefit)(3)	291	154	284	(86)	—	643	—	133	133	776

Net income (loss) from continuing operations	513	269	498	(150)	—	1,130	—	181	181	1,311
Income from discontinued operations, net of tax expense	—	—	111	1	—	112	—	(6)	(6)	106

Net income (loss)	513	269	609	(149)	—	1,242	—	175	175	1,417
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)	(1)

Net income (loss) attributable to Navient Corporation	$513	$269	$609	$(149)	$—	$1,242	$—	$176	$176	$1,418

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2013
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$376	$455	$—	$831
Total other income (loss)	34	(212)	—	(178)
Operating expenses	254	—	—	254
Goodwill and acquired intangible asset impairment and amortization	—	—	13	13
Restructuring and other reorganization expenses	72	—	—	72

Total “Core Earnings” adjustments to GAAP	$84	$243	$(13)	314

Income tax expense				133
Income from discontinued operations, net of tax expense				(6)
Net loss attributable to noncontrolling interest				(1)

Net income				$176

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Differences between “Core Earnings” and GAAP

The following discussion summarizes the differences between “Core Earnings” and GAAP net income and details each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
“Core Earnings” net income attributable to Navient Corporation	$694	$818	$1,242
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off	(32)	(25)	84
Net impact of derivative accounting	543	573	243
Net impact of goodwill and acquired intangible assets	(12)	(9)	(13)
Net income tax effect	(196)	(208)	(133)
Net impact of discontinued operations and noncontrolling interest	—	—	(5)

Total “Core Earnings” adjustments to GAAP	303	331	176

GAAP net income attributable to Navient Corporation	$997	$1,149	$1,418

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

The restructuring and other reorganization expense incurred in connection with the Spin-Off includes the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off.

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
SLM BankCo net income, before income tax expense	$—	$88	$156
Restructuring and reorganization expense in connection with the Spin-Off	(32)	(113)	(72)

Total net impact of SLM BankCo, before income tax expense	$(32)	$(25)	$84

2) Derivative Accounting: “Core Earnings” exclude periodic unrealized gains and losses that are caused by the fair value adjustments on derivatives that do not qualify for hedge accounting treatment under GAAP, as well as the periodic unrealized gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP. These unrealized gains and losses occur in our FFELP Loans, Private Education Loans and Other business segments. Under GAAP, for our derivatives that are held to maturity, the cumulative net unrealized gain or loss over the life of the contract will equal $0 except for Floor Income Contracts, where the cumulative unrealized gain will equal the amount for which we sold the contract. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.

The accounting for derivatives requires that changes in the fair value of derivative instruments be recognized currently in earnings, with no fair value adjustment of the hedged item, unless specific hedge accounting criteria are met. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate and foreign currency risk management strategy. However, some of our derivatives, primarily Floor Income Contracts and certain basis swaps, do not qualify for hedge accounting treatment and the stand-alone derivative must be adjusted to fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item. These gains and losses recorded in “Gains (losses) on derivative and hedging activities, net” are primarily caused by interest rate and foreign currency exchange rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment.

Our Floor Income Contracts are written options that must meet more stringent requirements than other hedging relationships to achieve hedge effectiveness. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the pay down of principal of the education loans underlying the Floor Income embedded in those education loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Additionally, the term, the interest rate index, and the interest rate index reset frequency of the Floor Income Contract can be different than that of the education loans. Under derivative accounting treatment, the upfront contractual payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the fair value of Floor Income Contracts is primarily caused by changing interest rates that cause the amount of Floor Income paid to the counterparties to vary. This is economically offset by the change in the amount of Floor Income earned on the underlying education loans but that offsetting change in fair value is not recognized. We believe the Floor Income Contracts are economic hedges because they effectively fix the amount of Floor Income earned over the contract period, thus eliminating the timing and uncertainty that changes in interest rates can have on Floor Income for that period. Therefore, for purposes of “Core Earnings,” we have removed the unrealized gains and losses related to these contracts and added back the amortization of the net contractual premiums received on the Floor Income Contracts. The amortization of the net contractual premiums received on the Floor Income Contracts for “Core Earnings” is reflected in education loan interest income. Under GAAP accounting, the premiums received on the Floor Income Contracts are recorded as revenue in the “gains (losses) on derivative and hedging activities, net” line item by the end of the contracts’ lives.

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to hedge our education loan assets that are primarily indexed to LIBOR or Prime. The accounting for derivatives requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required for hedge accounting treatment. Additionally, some of our FFELP Loans can earn at either a variable or a fixed interest rate depending on market interest rates and therefore swaps economically hedging these FFELP Loans do not meet the criteria for hedge accounting treatment. As a result, under GAAP, these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$166	$139	$(268)
Plus: Realized losses on derivative and hedging activities, net(1)	613	657	755

Unrealized gains (losses) on derivative and hedging activities, net(2)	779	796	487
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(238)	(255)	(307)
Other derivative accounting adjustments(3)	2	32	63

Total net impact derivative accounting	$543	$573	$243

(1)

See the section titled “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains (losses) on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Floor Income Contracts	$557	$633	$785
Basis swaps	42	(5)	(14)
Foreign currency hedges	129	72	(248)
Other	51	96	(36)

Total unrealized gains (losses) on derivative and hedging activities, net	$779	$796	$487

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

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

Derivative accounting requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges to be recorded in a separate income statement line item below net interest income. Under our “Core Earnings” presentation, these gains and losses are reclassified to the income statement line item of the economically hedged item. For our “Core Earnings” net interest margin, this would primarily include: (a) reclassifying the net settlement amounts related to our Floor Income Contracts to education loan interest income and (b) reclassifying the net settlement amounts related to certain of our basis swaps to debt interest expense. The table below summarizes the realized losses on derivative and hedging activities and the associated reclassification on a “Core Earnings” basis.

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(650)	$(699)	$(816)
Net settlement income on interest rate swaps reclassified to net interest income	37	42	55
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	—	6

Total reclassifications of realized losses on derivative and hedging activities	$(613)	$(657)	$(755)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of December 31, 2015, derivative accounting has reduced GAAP equity by approximately $281 million as a result of cumulative net unrealized losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Beginning impact of derivative accounting on GAAP equity	$(553)	$(926)	$(1,080)
Net impact of net unrealized gains/(losses) under derivative accounting(1)	272	373	154

Ending impact of derivative accounting on GAAP equity	$(281)	$(553)	$(926)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Total pre-tax net impact of derivative accounting recognized in net income(a)	$543	$573	$243
Tax impact of derivative accounting adjustment recognized in net income	(211)	(195)	(111)
Change in unrealized gains on derivatives, net of tax recognized in Other Comprehensive Income	(60)	(5)	22

Net impact of net unrealized gains (losses) under derivative accounting	$272	$373	$154

(a)	See “‘Core Earnings’ derivative adjustments” table above.

Hedging Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods. As of December 31, 2015, the remaining amortization term of the net floor premiums was approximately 4.0 years for existing contracts. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on the effective portion of these hedges are recorded in accumulated other comprehensive income and gains and losses on the ineffective portion are recorded immediately to earnings. Hedged Floor Income from these cash flow hedges that has not been recognized into “Core Earnings” and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in “Core Earnings” and GAAP in future periods and is presented net of tax. As of December 31, 2015, the hedged period is from April 2016 through December 2019. Historically, we have used pay fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

	December 31,
(Dollars in millions)	2015	2014	2013
Unamortized net Floor premiums (net of tax)	$(145)	$(295)	$(354)
Unrecognized hedged Floor Income related to pay fixed rate swaps (net of tax)	(342)	(320)	—

Total(1)	$(487)	$(615)	$(354)

(1)	$(773) million, $(974) million and $(567) million on a pre-tax basis as of December 31, 2015, 2014 and 2013, respectively.

3) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
“Core Earnings” goodwill and acquired intangible asset adjustments	$(12)	$(9)	$(13)

Business Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
“Core Earnings” interest income:
FFELP Loans	$2,112	$2,097	$2,274	1%	(8)%
Cash and investments	6	4	5	50	(20)

Total “Core Earnings” interest income	2,118	2,101	2,279	1	(8)
Total “Core Earnings” interest expense	1,245	1,168	1,260	7	(7)

Net “Core Earnings” interest income	873	933	1,019	(6)	(8)
Less: provision for loan losses	26	40	48	(35)	(17)

Net “Core Earnings” interest income after provision for loan losses	847	893	971	(5)	(8)
Servicing revenue	95	62	76	53	(18)
Gains on sales of loans and investments	12	—	312	100	100

Total other income	107	62	388	73	(84)
Direct operating expenses	443	478	555	(7)	(14)

Income before income tax expense	511	477	804	7	(41)
Income tax expense	190	178	291	7	(39)

“Core Earnings”	$321	$299	$513	7%	(42)%

“Core Earnings” were $321 million in 2015, compared with $299 million and $513 million in 2014 and 2013, respectively. The $22 million increase from 2014 to 2015 was primarily the result of a $33 million increase in servicing revenue and a $14 million decline in the provision for loan losses, partially offset by a decrease in net interest income due to a decline in the net interest margin. The $214 million decrease in net income in 2014 compared with 2013 was primarily due to $312 million of gains from the sale of Residual Interests in FFELP Loan securitization trusts in 2013. “Core Earnings” key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
FFELP Loan spread	.92%	.99%	.98%
Net interest margin	.84%	.90%	.88%
Provision for loan losses	$26	$40	$48
Charge-offs	$41	$60	$76
Charge-off rate	.05%	.08%	.09%
Total delinquency rate	15.3%	16.6%	17.0%
Greater than 90-day delinquency rate	8.3%	8.5%	9.3%
Forbearance rate	15.2%	15.5%	14.9%

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP basis FFELP Loan net interest margin.

	Years Ended December 31,
	2015	2014	2013
“Core Earnings” basis FFELP Loan yield	2.60%	2.56%	2.60%
Hedged Floor Income	.24	.25	.27
Unhedged Floor Income	.15	.15	.07
Consolidation Loan Rebate Fees	(.64)	(.65)	(.65)
Repayment Borrower Benefits	(.11)	(.11)	(.11)
Premium amortization	(.14)	(.11)	(.13)

“Core Earnings” basis FFELP Loan net yield	2.10	2.09	2.05
“Core Earnings” basis FFELP Loan cost of funds	(1.18)	(1.10)	(1.07)

“Core Earnings” basis FFELP Loan spread	.92	.99	.98
“Core Earnings” basis other interest-earning asset spread impact	(.08)	(.09)	(.10)

“Core Earnings” basis FFELP Loan net interest margin(1)	.84%	.90%	.88%

“Core Earnings” basis FFELP Loan net interest margin(1)	.84%	.90%	.88%
Adjustment for GAAP accounting treatment(2)	.38	.40	.41

GAAP basis FFELP Loan net interest margin	1.22%	1.30%	1.29%

(1)	The average balances of our FFELP Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
FFELP Loans	$100,421	$100,202	$111,008
Other interest-earning assets	4,017	3,890	5,014

Total FFELP Loan “Core Earnings” basis interest-earning assets	$104,438	$104,092	$116,022

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” above.

The decrease in the net interest margin from 2014 to 2015 is primarily the result of an increase in premium expense related to an $8.5 billion loan acquisition in the fourth quarter of 2014 as well as an increase in the cost of funds.

As of December 31, 2015, our FFELP Loan portfolio totaled $96.5 billion, comprising $37.0 billion of FFELP Stafford and Other Education Loans and $59.5 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of December 31, 2015 was 4.8 years and 8.7 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 3 percent for each portfolio.

Floor Income

The following table analyzes on a “Core Earnings” basis the ability of the FFELP Loans in our portfolio to earn Floor Income after December 31, 2015 and 2014, based on interest rates as of those dates.

	December 31, 2015			December 31, 2014
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Education loans eligible to earn Floor Income	$83.3	$11.8	$95.1	$89.9	$13.1	$103.0
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(43.3)	(.9)	(44.2)	(47.0)	(1.0)	(48.0)
Less: economically hedged Floor Income	(27.2)	—	(27.2)	(27.2)	—	(27.2)

Education loans eligible to earn Floor Income	$12.8	$10.9	$23.7	$15.7	$12.1	$27.8

Education loans earning Floor Income	$7.3	$.4	$7.7	$15.7	$1.5	$17.2

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period January 1, 2016 to December 31, 2019.

	Years Ended December 31,
(Dollars in billions)	2016	2017	2018	2019
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$19.9	$14.0	$13.2	$5.5

FFELP Loan Provision for Loan Losses

The decrease in the FFELP Loan provision for loan losses is primarily a result of the overall improvement in delinquency and charge-off trends leading to decreases in expected future charge-offs. The charge-off rate has decreased from 0.09 percent to 0.05 percent over the past two years. The total delinquency rate decreased from 17.0 percent to 15.3 percent over the past two years as well.

Gains on Sales of Loans and Investments

The $12 million increase in gains on sales of loans and investments from 2014 to 2015 was the result of $12 million in gains on the sale of $412 million of FFELP Loans in 2015. The $312 million decrease in gains on sales of loans and investments from 2013 to 2014 was the result of $312 million in gains from the sale of Residual Interests in FFELP Loan securitization trusts in 2013. There were no similar transactions in 2014. We continue to service the education loans in the trusts that were sold under existing agreements. The sales removed securitization trust assets of $12.5 billion and related liabilities of $12.1 billion from the balance sheet during year ended December 31, 2013.

Servicing Revenue — FFELP Loans

The increase in servicing revenue over the prior years is primarily the result of increasing our recovery expectation on previously assessed late fees.

Operating Expenses — FFELP Loans Segment

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged by the Business Services segment and included in those amounts was $427 million, $456 million and $529 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 44 basis points, 48 basis points and 50 basis points of average FFELP Loans in the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in operating expenses from the prior periods was primarily the result of the decrease in the average servicing rate paid.

Private Education Loans Segment

The following table includes “Core Earnings” results for our Private Education Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
“Core Earnings” interest income:
Private Education Loans	$1,756	$1,958	$2,037	(10)%	(4)%
Cash and investments	—	—	2	—	(100)

Total “Core Earnings” interest income	1,756	1,958	2,039	(10)	(4)
Total “Core Earnings” interest expense	680	708	748	(4)	(5)

Net “Core Earnings” interest income	1,076	1,250	1,291	(14)	(3)
Less: provision for loan losses	538	539	722	—	(25)

Net “Core Earnings” interest income after provision for loan losses	538	711	569	(24)	25
Servicing revenue	21	25	33	(16)	(24)
Losses on sales of loans and investments	(21)	—	—	(100)	—

Total other income	—	25	33	(100)	(24)
Direct operating expenses	168	181	179	(7)	1

Income before income tax expense	370	555	423	(33)	31
Income tax expense	137	204	154	(33)	32

“Core Earnings”	$233	$351	$269	(34)%	30%

“Core Earnings” were $233 million in 2015, compared with $351 million in 2014 and $269 million in 2013. The decrease in 2015 compared to 2014 was primarily the result of a $174 million decrease in net interest income due to a decline in the balance of the portfolio and net interest margin, partially offset by a decline in expenses. The increase in 2014 compared to 2013 was primarily the result of lower provision for loan losses. “Core Earnings” key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Private Education Loan spread	3.79%	4.04%	4.09%
Net interest margin	3.67%	3.94%	3.87%
Provision for loan losses	$538	$539	$722
Net adjustment resulting from the change in the charge-off rate(1)	$330	$—	$—
Net charge-offs remaining	659	717	878

Total net charge-offs	$989	$717	$878
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	2.6%	2.6%	3.1%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment(1)	1.3%	—%	—%
Total delinquency rate	7.2%	8.1%	9.3%
Greater than 90-day delinquency rate	3.4%	3.8%	4.7%
Forbearance rate	3.8%	3.8%	3.8%
Loans in repayment with more than 12 payments made	94.1%	91.5%	88.7%
Cosigner rate	64%	64%	63%

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

	Years Ended December 31,
	2015	2014	2013
“Core Earnings” basis Private Education Loan yield	6.10%	6.27%	6.31%
“Core Earnings” basis Private Education Loan cost of funds	(2.31)	(2.23)	(2.22)

“Core Earnings” basis Private Education Loan spread	3.79	4.04	4.09
“Core Earnings” basis other interest-earning asset spread impact	(.12)	(.10)	(.22)

“Core Earnings” basis Private Education Loan net interest margin(1)	3.67%	3.94%	3.87%

“Core Earnings” basis Private Education Loan net interest margin(1)	3.67%	3.94%	3.87%
Adjustment for GAAP accounting treatment(2)	(.06)	.12	.26

GAAP basis Private Education Loan net interest margin(1)	3.61%	4.06%	4.13%

(1)	The average balances of our Private Education Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Private Education Loans	$28,803	$31,243	$32,296
Other interest-earning assets	548	494	1,144

Total Private Education Loan “Core Earnings” basis interest-earning assets	$29,351	$31,737	$33,440

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see the section titled “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP.”

The decline in the net interest margin from prior years primarily relates to an increase in the cost of funds.

As of December 31, 2015, our Private Education Loan portfolio totaled $26.4 billion. The weighted-average life of this portfolio as of December 31, 2015 was 7.0 years, assuming a CPR of 5 percent.

Private Education Loan Provision for Loan Losses

In establishing the allowance for Private Education Loan losses as of December 31, 2015, we considered several factors with respect to our Private Education Loan portfolio. In particular, we continue to see improvement in credit quality and continuing positive delinquency and charge-off trends in connection with this portfolio. On a “Core Earnings” basis, total loans delinquent (as a percentage of loans in repayment) have decreased to 7.2 percent from 8.1 percent in the prior year. Loans greater than 90 days delinquent (as a percentage of loans in repayment) have decreased to 3.4 percent from 3.8 percent in the prior year. In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans. Excluding this amount, the “Core Earnings” charge-off rate remained unchanged at 2.6 percent compared with the prior year. Loans in forbearance (as a percentage of loans in repayment and forbearance) remained unchanged at 3.8 percent compared with the prior year.

The Private Education Loan provision for loan losses on a “Core Earnings” basis was $538 million in 2015 compared with $539 million in the year-ago period. The provision remained relatively consistent with the prior year due to an increase in the amount of loans exiting deferment status in 2014 over prior years and those loans experiencing unfavorable credit trends compared to loans that exited deferment in prior years. This segment of borrowers returned to school during the recession, deferred payment on their existing loans, and exited deferment status in 2014. This issue resulted in the second-quarter 2015 provision being elevated at $191 million versus $110 million for fourth-quarter 2015, $117 million for third-quarter 2015 and $120 million for first-quarter 2015. The remainder of the portfolio continues to perform as expected and is experiencing positive credit trends.

The provision for loan losses was $539 million for 2014, down $183 million from 2013. This decrease was primarily a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends leading to decreases in expected future charge-offs.

For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see the section titled “Critical Accounting Policies and Estimates — Allowance for Loan Losses.”

Losses on Sales of Loans and Investments

Losses on sales of loans and investments increased $21 million from 2014 to 2015 due to a $21 million loss on the sale of $178 million of low interest rate Private Education Loans in 2015. There were no loan sales in the prior years.

Operating Expenses — Private Education Loans Segment

Operating expenses for our Private Education Loans segment include costs incurred to service and collect on our Private Education Loan portfolio. Operating expenses were $168 million, $181 million and $179 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in operating expenses from the prior years is primarily due to a decline in the Private Education Loan portfolio balance.

Business Services Segment

The following tables include “Core Earnings” results for our Business Services segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net interest income after provision	$—	$—	$—	—%	—%
Servicing revenue:
Intercompany loan servicing	427	456	529	(6)	(14)
Third-party loan servicing	191	176	138	9	28
Guarantor servicing	33	36	39	(8)	(8)
Other servicing	—	—	(1)	—	100

Total servicing revenue	651	668	705	(3)	(5)
Asset recovery and business processing revenue	367	388	420	(5)	(8)
Other Business Services revenue	4	6	5	(33)	20

Total other income	1,022	1,062	1,130	(4)	(6)
Direct operating expenses	485	389	348	25	12

Income from continuing operations, before income tax expense	537	673	782	(20)	(14)
Income tax expense	199	248	284	(20)	(13)

Net income from continuing operations	338	425	498	(20)	(15)
Income from discontinued operations, net of tax expense	—	—	111	—	(100)

“Core Earnings”	$338	$425	$609	(20)%	(30)%

“Core Earnings” were $338 million for 2015, compared with $425 million and $609 million in 2014 and 2013, respectively. The decrease in 2015 from 2014 was primarily the result of a $93 million reduction in asset recovery revenue related to legislative reductions in certain fees earned and a $23 million increase in third-party servicing and conversion expenses related to an $8.5 billion FFELP loan acquisition in the fourth quarter of 2014. The decrease in 2014 from 2013 was primarily the result of $109 million of after-tax gains from the sale of two subsidiaries in 2013, lower asset recovery revenue and a lower balance of intercompany FFELP Loans serviced. Key segment metrics are as follows:

	As of December 31,
(Dollars in billions)	2015	2014	2013
Number of accounts serviced for ED (in millions)	6.3	6.2	5.7
Total federal loans serviced	$288	$276	$265
Contingent collections receivables inventory:
Education loans	$10.3	$12.5	$13.5
Other	9.9	2.9	2.7

Total contingent collections receivables inventory	$20.2	$15.4	$16.2

In February 2015, Navient completed the acquisition of Gila LLC, an asset recovery and business processing firm. The firm provides receivables management services and account processing solutions for state governments, agencies, court systems and municipalities.

In October 2015, Navient completed the acquisition of Xtend Healthcare, a health care revenue cycle management company. The firm provides health insurance claims billing and account resolution, as well as patient billing and customer service. The acquisition leverages Navient’s asset recovery and business processing capabilities into the health care payments sector.

Revenues related to services performed on FFELP Loans accounted for 71 percent, 77 percent and 80 percent of total Business Services segment revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

Revenue

Servicing Revenue

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $98 billion, $99 billion and $112 billion for the years ended December 31, 2015, 2014 and 2013, respectively. The decline in the intercompany loan servicing revenue from the year-ago periods was primarily due to the decrease in the average servicing rate paid and the decline in the average balance of FFELP Loans serviced, as well as the sale of our Residual Interests in $12 billion of securitized FFELP Loans in 2013.

Third-party loan servicing income increased $15 million in 2015 compared with 2014 and increased $38 million in 2014 compared with 2013, primarily due to an increase in the number of accounts serviced for ED, as well as a result of the sale of Residual Interests in FFELP Loan securitizations in 2013. When we sold the Residual Interests, we retained the right to service the trusts. As such, servicing income that had previously been recorded as intercompany loan servicing income is now recognized as third-party loan servicing income.

The Company services education loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.3 million customer accounts under the ED Servicing Contract as of December 31, 2015, compared with 6.2 million and 5.7 million customer accounts serviced at December 31, 2014 and 2013, respectively. Third-party loan servicing fees in the years ended December 31, 2015, 2014 and 2013 included $139 million, $130 million and $109 million, respectively, of servicing revenue related to the ED Servicing Contract. On June 13, 2014, ED extended its servicing contract with us to service DSLP Loans for five more years.

Asset Recovery and Business Processing Revenue

Our asset recovery and business processing revenue consists of fees we receive for asset recovery of delinquent and defaulted debt on behalf of third-party clients performed on a contingent basis. The majority of this fee revenue is generated through collecting or rehabilitating defaulted education loans. Business processing revenue consists of fees we earn processing transactions on behalf of our municipal, public authority and hospital clients. Asset recovery and business processing revenue decreased $21 million in 2015 compared with 2014 and $32 million in 2014 compared with 2013, primarily as a result of the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduced the amount paid to Guarantor agencies for defaulted FFELP Loans that are rehabilitated. This legislative reduction in fees represents $79 million of the decrease in asset recovery revenue from 2014 to 2015, partially offset by $69 million of additional revenue (which is mostly business processing related) from Gila LLC, acquired in first-quarter 2015, and Xtend Healthcare, acquired in October 2015. This legislative reduction in fees represents $78 million of the decrease in asset recovery revenue from 2013 to 2014, partially offset with a higher volume of asset recoveries.

Since 1997, Navient has provided asset recovery services on defaulted education loans to ED. This contract expired by its terms on February 21, 2015 and our Pioneer Credit Recovery (“Pioneer”) subsidiary received no new account placements under the contract. We engaged with ED to learn more about their decision and address any questions or concerns they may have. In addition, on March 9, 2015, Pioneer filed a bid protest with the U.S. Government Accountability Office (“GAO”). This bid protest was dismissed on March 13, 2015 from the GAO based upon overlapping jurisdiction. Following the bid protest dismissal, Pioneer filed its own complaint with the U.S. Court of Federal Claims, which complaint was consolidated with several similar cases filed by other private collection agencies. On April 16, 2015, Pioneer’s complaint, together with the other plaintiffs’ consolidated complaints, was dismissed for lack of jurisdiction. We have appealed this decision. Pioneer’s appeal was heard on November 5, 2015 and no ruling has been issued.

Separately, we have submitted a response to ED’s request for proposals (“RFP”) in relation to a new contract for similar services. There can be no assurances that Pioneer will be awarded an extension of the existing contract, or a new contract awarded to Pioneer or any other Navient subsidiary.

Discontinued Operations

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

Operating Expenses — Business Services Segment

Operating expenses for our Business Services segment primarily include costs incurred to service our FFELP Loan portfolio, third-party servicing and asset recovery and business processing costs, and other operating costs. The $96 million increase in operating expenses in 2015 compared with 2014 was primarily due to operating costs related to Gila LLC, which was acquired in first-quarter 2015, and to Xtend Healthcare, acquired in fourth-quarter 2015, as well as, incremental third-party servicing and conversion expenses related to an $8.5 billion loan acquisition in fourth-quarter 2014. The $36 million increase in operating expenses in 2014 compared with 2013 was primarily the result of incremental costs post-Spin-Off resulting from operating as a new separate company and an increase in our third-party servicing and asset recovery activities.

Other Segment

The following table includes “Core Earnings” results for our Other segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net interest loss after provision for loan losses	$(100)	$(101)	$(43)	(1)%	135%
Other income	11	26	4	(58)	550
Losses on sales of loans and investments	—	—	(10)	—	(100)
Gains on debt repurchases	21	—	48	100	(100)

Total other income	32	26	42	23	(38)
Direct operating expenses	30	132	68	(77)	94
Overhead expenses:
Corporate overhead	100	97	73	3	33
Unallocated information technology costs	119	103	94	16	10

Total overhead expenses	219	200	167	10	20

Total operating expenses	249	332	235	(25)	41

Loss from continuing operations, before income tax benefit	(317)	(407)	(236)	(22)	72
Income tax benefit	(118)	(150)	(86)	(21)	74

Net loss from continuing operations	(199)	(257)	(150)	(23)	71
Income from discontinued operations, net of tax expense	1	—	1	100	(100)

“Core Earnings” net loss	$(198)	$(257)	$(149)	(23)%	72%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses includes net interest loss related to our corporate liquidity portfolio, partially offset by net interest income related to our mortgage and consumer loan portfolios.

Gains on Debt Repurchases

We repurchased $1.7 billion, $548 million and $1.3 billion face amount of our senior unsecured debt in 2015, 2014 and 2013, respectively. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

Other Income — Other Segment

The decrease in other income from 2014 to 2015, and the increase in other income from 2013 to 2014, is primarily due to income earned in 2014 for services provided to SLM BankCo under various transition services agreements entered into in connection with the Spin-Off.

Direct Operating Expenses — Other Segment

In 2015, 2014 and 2013, we recognized $19 million, $120 million and $54 million, respectively, of regulatory-related costs. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with regulatory matters (for additional information, see Item 3. “Legal Proceedings — Regulatory Matters”). These costs were the primary driver of the change in operating expenses for the periods presented above.

Overhead — Other Segment

Unallocated corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations. The increase in overhead expenses in 2015 compared with prior years is primarily due to incremental costs post-Spin-Off resulting from operating as a new separate company. The increase in overhead expenses in 2014 compared with 2013 is also the result of incremental costs post-Spin-Off resulting from operating as a new separate company, as well as costs incurred to provide related support to SLM BankCo under various transition services agreements entered into in connection with the Spin-Off and stock-based compensation expense in connection with the Spin-Off.

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

	Years Ended December 31,
	2015		2014		2013
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$100,421	2.51%	$100,662	2.54%	$112,152	2.52%
Private Education Loans	28,803	6.10	33,672	6.40	38,292	6.60
Other loans	76	9.25	92	9.36	118	9.75
Cash and investments	6,126	.13	6,971	.13	9,305	.19

Total interest-earning assets	135,426	3.17%	141,397	3.34%	159,867	3.36%

Non-interest-earning assets	4,249		3,537		4,316

Total assets	$139,675		$144,934		$164,183

Average Liabilities and Equity
Short-term borrowings	$3,167	2.37%	$7,541	.77%	$16,730	.99%
Long-term borrowings	129,817	1.54	130,250	1.54	138,682	1.47

Total interest-bearing liabilities	132,984	1.56%	137,791	1.50%	155,412	1.42%

Non-interest-bearing liabilities	2,692		2,575		3,385
Equity	3,999		4,568		5,386

Total liabilities and equity	$139,675		$144,934		$164,183

Net interest margin		1.64%		1.89%		1.98%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
2015 vs. 2014
Interest income	$(435)	$(240)	$(195)
Interest expense	11	84	(73)

Net interest income	$(446)	$(337)	$(109)

2014 vs. 2013
Interest income	$(647)	$(30)	$(617)
Interest expense	(147)	112	(259)

Net interest income	$(500)	$(146)	$(354)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net — GAAP Basis

	December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$259	$—	$259	$216	$475
Grace, repayment and other(2)	36,112	59,118	95,230	27,299	122,529

Total, gross	36,371	59,118	95,489	27,515	123,004
Unamortized premium/(discount)	627	460	1,087	(531)	556
Receivable for partially charged-off loans	—	—	—	881	881
Allowance for loan losses	(48)	(30)	(78)	(1,471)	(1,549)

Total education loan portfolio	$36,950	$59,548	$96,498	$26,394	$122,892

% of total FFELP	38%	62%	100%
% of total	30%	48%	78%	22%	100%

	December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$488	$—	$488	$436	$924
Grace, repayment and other(2)	39,958	62,992	102,950	30,625	133,575

Total, gross	40,446	62,992	103,438	31,061	134,499
Unamortized premium/(discount)	677	499	1,176	(594)	582
Receivable for partially charged-off loans	—	—	—	1,245	1,245
Allowance for loan losses	(58)	(35)	(93)	(1,916)	(2,009)

Total education loan portfolio	$41,065	$63,456	$104,521	$29,796	$134,317

% of total FFELP	39%	61%	100%
% of total	31%	47%	78%	22%	100%

	December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$742	$—	$742	$2,629	$3,371
Grace, repayment and other(2)	38,752	64,178	102,930	36,371	139,301

Total, gross	39,494	64,178	103,672	39,000	142,672
Unamortized premium/(discount)	602	433	1,035	(704)	331
Receivable for partially charged-off loans	—	—	—	1,313	1,313
Allowance for loan losses	(75)	(44)	(119)	(2,097)	(2,216)

Total education loan portfolio	$40,021	$64,567	$104,588	$37,512	$142,100

% of total FFELP	38%	62%	100%
% of total	28%	46%	74%	26%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

	December 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$1,506	$—	$1,506	$2,194	$3,700
Grace, repayment and other(2)	42,189	80,640	122,829	36,360	159,189

Total, gross	43,695	80,640	124,335	38,554	162,889
Unamortized premium/(discount)	691	745	1,436	(796)	640
Receivable for partially charged-off loans	—	—	—	1,347	1,347
Allowance for loan losses	(97)	(62)	(159)	(2,171)	(2,330)

Total education loan portfolio	$44,289	$81,323	$125,612	$36,934	$162,546

% of total FFELP	35%	65%	100%
% of total	27%	50%	77%	23%	100%

	December 31, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$3,100	$—	$3,100	$2,263	$5,363
Grace, repayment and other(2)	46,618	86,925	133,543	35,830	169,373

Total, gross	49,718	86,925	136,643	38,093	174,736
Unamortized premium/(discount)	839	835	1,674	(873)	801
Receivable for partially charged-off loans	—	—	—	1,241	1,241
Allowance for loan losses	(117)	(70)	(187)	(2,171)	(2,358)

Total education loan portfolio	$50,440	$87,690	$138,130	$36,290	$174,420

% of total FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Ending Education Loan Balances, net — “Core Earnings” Basis

	December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$259	$—	$259	$216	$475
Grace, repayment and other(2)	36,112	59,118	95,230	27,299	122,529

Total, gross	36,371	59,118	95,489	27,515	123,004
Unamortized premium/(discount)	627	460	1,087	(531)	556
Receivable for partially charged-off loans	—	—	—	881	881
Allowance for loan losses	(48)	(30)	(78)	(1,471)	(1,549)

Total education loan portfolio	$36,950	$59,548	$96,498	$26,394	$122,892

% of total FFELP	38%	62%	100%
% of total	30%	48%	78%	22%	100%

	December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$488	$—	$488	$436	$924
Grace, repayment and other(2)	39,958	62,992	102,950	30,625	133,575

Total, gross	40,446	62,992	103,438	31,061	134,499
Unamortized premium/(discount)	677	499	1,176	(594)	582
Receivable for partially charged-off loans	—	—	—	1,245	1,245
Allowance for loan losses	(58)	(35)	(93)	(1,916)	(2,009)

Total education loan portfolio	$41,065	$63,456	$104,521	$29,796	$134,317

% of total FFELP	39%	61%	100%
% of total	31%	47%	78%	22%	100%

	December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$739	$—	$739	$438	$1,177
Grace, repayment and other(2)	38,232	63,274	101,506	31,999	133,505

Total, gross	38,971	63,274	102,245	32,437	134,682
Unamortized premium/(discount)	601	430	1,031	(709)	322
Receivable for partially charged-off loans	—	—	—	1,313	1,313
Allowance for loan losses	(73)	(40)	(113)	(2,035)	(2,148)

Total education loan portfolio	$39,499	$63,664	$103,163	$31,006	$134,169

% of total FFELP	38%	62%	100%
% of total	30%	47%	77%	23%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

	December 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$1,501	$—	$1,501	$674	$2,175
Grace, repayment and other(2)	41,836	79,955	121,791	32,372	154,163

Total, gross	43,337	79,955	123,292	33,046	156,338
Unamortized premium/(discount)	690	745	1,435	(801)	634
Receivable for partially charged-off loans	—	—	—	1,347	1,347
Allowance for loan losses	(95)	(60)	(155)	(2,106)	(2,261)

Total education loan portfolio	$43,932	$80,640	$124,572	$31,486	$156,058

% of total FFELP	35%	65%	100%
% of total	28%	52%	80%	20%	100%

	December 31, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$3,100	$—	$3,100	$1,522	$4,622
Grace, repayment and other(2)	46,601	86,703	133,304	31,398	164,702

Total, gross	49,701	86,703	136,404	32,920	169,324
Unamortized premium/(discount)	839	835	1,674	(832)	842
Receivable for partially charged-off loans	—	—	—	1,241	1,241
Allowance for loan losses	(117)	(70)	(187)	(2,102)	(2,289)

Total education loan portfolio	$50,423	$87,468	$137,891	$31,227	$169,118

% of total FFELP	37%	63%	100%
% of total	30%	52%	82%	18%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount) — GAAP Basis

	Year Ended December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,932	$61,489	$100,421	$28,803	$129,224
% of FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,335	$62,327	$100,662	$33,672	$134,334
% of FFELP	38%	62%	100%
% of total	29%	46%	75%	25%	100%

	Year Ended December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$42,039	$70,113	$112,152	$38,292	$150,444
% of FFELP	37%	63%	100%
% of total	28%	47%	75%	25%	100%

Average Education Loan Balances (net of unamortized premium/discount) — “Core Earnings” Basis

	Year Ended December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,932	$61,489	$100,421	$28,803	$129,224
% of FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,168	$62,034	$100,202	$31,243	$131,445
% of FFELP	38%	62%	100%
% of total	29%	47%	76%	24%	100%

	Year Ended December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$41,648	$69,360	$111,008	$32,296	$143,304
% of FFELP	38%	62%	100%
% of total	29%	48%	77%	23%	100%

Education Loan Activity — GAAP Basis

	Year Ended December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$41,065	$63,456	$104,521	$29,796	$134,317
Acquisitions and originations	2,047	1,671	3,718	18	3,736
Capitalized interest and premium/discount amortization	1,180	1,110	2,290	522	2,812
Consolidations to third parties	(2,545)	(1,924)	(4,469)	(227)	(4,696)
Loan sales	(316)	(85)	(401)	(176)	(577)
Repayments and other	(4,481)	(4,680)	(9,161)	(3,539)	(12,700)

Ending balance	$36,950	$59,548	$96,498	$26,394	$122,892

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$40,021	$64,567	$104,588	$37,512	$142,100
Acquisitions and originations	6,566	4,733	11,299	2,504	13,803
Capitalized interest and premium/discount amortization	1,165	1,110	2,275	693	2,968
Consolidations to third parties	(2,081)	(1,610)	(3,691)	(111)	(3,802)
Distribution of SLM BankCo	(495)	(885)	(1,380)	(7,204)	(8,584)
Repayments and other	(4,111)	(4,459)	(8,570)	(3,598)	(12,168)

Ending balance	$41,065	$63,456	$104,521	$29,796	$134,317

	Year Ended December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$44,289	$81,323	$125,612	$36,934	$162,546
Acquisitions and originations	413	323	736	3,819	4,555
Capitalized interest and premium/discount amortization	1,203	1,120	2,323	756	3,079
Consolidations to third parties	(1,525)	(1,001)	(2,526)	(94)	(2,620)
Loan sales(1)	(102)	(12,147)	(12,249)	(61)	(12,310)
Repayments and other	(4,257)	(5,051)	(9,308)	(3,842)	(13,150)

Ending balance	$40,021	$64,567	$104,588	$37,512	$142,100

(1)	Includes $12.0 billion of education loans in connection with the sale of Residual Interests in FFELP Loan securitization trusts.

Education Loan Activity — “Core Earnings” Basis

	Year Ended December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$41,065	$63,456	$104,521	$29,796	$134,317
Acquisitions and originations	2,047	1,671	3,718	18	3,736
Capitalized interest and premium/discount amortization	1,180	1,110	2,290	522	2,812
Consolidations to third parties	(2,545)	(1,924)	(4,469)	(227)	(4,696)
Loan sales	(316)	(85)	(401)	(176)	(577)
Repayments and other	(4,481)	(4,680)	(9,161)	(3,539)	(12,700)

Ending balance	$36,950	$59,548	$96,498	$26,394	$122,892

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$39,499	$63,664	$103,163	$31,006	$134,169
Acquisitions and originations	6,567	4,732	11,299	1,624	12,923
Capitalized interest and premium/discount amortization	1,158	1,099	2,257	661	2,918
Consolidations to third parties	(2,074)	(1,605)	(3,679)	(103)	(3,782)
Repayments and other	(4,085)	(4,434)	(8,519)	(3,392)	(11,911)

Ending balance	$41,065	$63,456	$104,521	$29,796	$134,317

	Year Ended December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$43,932	$80,640	$124,572	$31,486	$156,058
Acquisitions and originations	192	64	256	2,432	2,688
Capitalized interest and premium/discount amortization	1,186	1,089	2,275	644	2,919
Consolidations to third parties	(1,511)	(986)	(2,497)	(79)	(2,576)
Loan sales(1)	(102)	(12,147)	(12,249)	(61)	(12,310)
Repayments and other	(4,198)	(4,996)	(9,194)	(3,416)	(12,610)

Ending balance	$39,499	$63,664	$103,163	$31,006	$134,169

(1)	Includes $12.0 billion of education loans in connection with the sale of Residual Interests in FFELP Loan securitization trusts.

Education Loan Allowance for Loan Losses Activity — GAAP Basis

	December 31, 2015			December 31, 2014			December 31, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$93	$1,916	$2,009	$119	$2,097	$2,216	$159	$2,171	$2,330
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	(330)	—	—	—	—	—	—
Net charge-offs remaining(2)	(41)	(659)	(700)	(60)	(717)	(777)	(78)	(878)	(956)

Total net charge-offs	(41)	(989)	(1,030)	(60)	(717)	(777)	(78)	(878)	(956)
Loan sales	—	(5)	(5)	—	—	—	(14)	—	(14)
Distribution of SLM BankCo	—	—	—	(6)	(69)	(75)	—	—	—
Plus:
Provision for loan losses	26	538	564	40	588	628	52	787	839
Reclassification of interest reserve(3)	—	11	11	—	17	17	—	17	17

Ending balance	$78	$1,471	$1,549	$93	$1,916	$2,009	$119	$2,097	$2,216

Percent of total	5%	95%	100%	5%	95%	100%	5%	95%	100%

Troubled debt restructuring(4)	$—	$10,575	$10,575	$—	$10,205	$10,205	$—	$8,949	$8,949

	December 31, 2012			December 31, 2011
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Balance at beginning of period	$187	$2,171	$2,358	$189	$2,022	$2,211
Less:
Total net charge-offs(2)	(92)	(1,037)	(1,129)	(78)	(1,072)	(1,150)
Loan sales	(8)	—	(8)	(10)	—	(10)
Plus:
Provision for loan losses	72	1,008	1,080	86	1,179	1,265
Reclassification of interest reserve(3)	—	29	29	—	42	42

Ending balance	$159	$2,171	$2,330	$187	$2,171	$2,358

Percent of total	7%	93%	100%	8%	92%	100%

Troubled debt restructuring(4)	$—	$7,294	$7,294	$—	$5,249	$5,249

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

(4)	Represents the recorded investment of loans identified as troubled debt restructuring.

Education Loan Allowance for Loan Losses Activity — “Core Earnings” Basis

	December 31, 2015			December 31, 2014			December 31, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$93	$1,916	$2,009	$113	$2,035	$2,148	$155	$2,106	$2,261
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	(330)	—	—	—	—	—	—
Net charge-offs remaining(2)	(41)	(659)	(700)	(60)	(717)	(777)	(76)	(878)	(954)

Total net charge-offs	(41)	(989)	(1,030)	(60)	(717)	(777)	(76)	(878)	(954)
Loan sales	—	(5)	(5)	—	—	—	(14)	—	(14)
Plus:
Provision for loan losses	26	538	564	40	539	579	48	722	770
Reclassification of interest reserve(3)	—	11	11	—	17	17	—	17	17
Other transactions(4)	—	—	—	—	42	42	—	68	68

Ending balance	$78	$1,471	$1,549	$93	$1,916	$2,009	$113	$2,035	$2,148

Percent of total	5%	95%	100%	5%	95%	100%	5%	95%	100%

Troubled debt restructuring(5)	$—	$10,575	$10,575	$—	$10,205	$10,205	$—	$8,949	$8,949

	December 31, 2012			December 31, 2011
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Balance at beginning of period	$187	$2,102	$2,289	$189	$1,972	$2,161
Less:
Total net charge-offs(2)	(92)	(1,037)	(1,129)	(78)	(1,072)	(1,150)
Loan sales	(8)	—	(8)	(10)	—	(10)
Plus:
Provision for loan losses	68	946	1,014	86	1,094	1,180
Reclassification of interest reserve(3)	—	29	29	—	42	42
Other transactions(4)	—	66	66	—	66	66

Ending balance	$155	$2,106	$2,261	$187	$2,102	$2,289

Percent of total	7%	93%	100%	8%	92%	100%

Troubled debt restructuring(5)	$—	$7,294	$7,294	$—	$5,249	$5,249

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

(4)

Relates to loans purchased from Sallie Mae Bank by Navient related entities prior to the Spin-Off. Amount is the related allowance for loan losses that was transferred in connection with the loans purchased.

(5)	Represents the recorded investment of loans identified as troubled debt restructuring.

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP Basis

	FFELP Loan Delinquencies
	December 31,
	2015		2014		2013
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$8,257		$10,861		$13,678
Loans in forbearance(2)	13,298		14,366		13,490
Loans in repayment and percentage of each status:
Loans current	62,651	84.7%	65,221	83.4%	63,330	82.8%
Loans delinquent 31-60 days(3)	3,285	4.5	3,942	5.0	3,746	4.9
Loans delinquent 61-90 days(3)	1,856	2.5	2,451	3.1	2,207	2.9
Loans delinquent greater than 90 days(3)	6,142	8.3	6,597	8.5	7,221	9.4

Total FFELP Loans in repayment	73,934	100%	78,211	100%	76,504	100%

Total FFELP Loans, gross	95,489		103,438		103,672
FFELP Loan unamortized premium	1,087		1,176		1,035

Total FFELP Loans	96,576		104,614		104,707
FFELP Loan allowance for losses	(78)		(93)		(119)

FFELP Loans, net	$96,498		$104,521		$104,588

Percentage of FFELP Loans in repayment		77.4%		75.6%		73.8%

Delinquencies as a percentage of FFELP Loans in repayment		15.3%		16.6%		17.2%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.2%		15.5%		15.0%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

FFELP Loan Delinquencies and Forbearance — “Core Earnings” Basis

	FFELP Loan Delinquencies
	December 31,
	2015		2014		2013
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$8,257		$10,861		$13,546
Loans in forbearance(2)	13,298		14,366		13,219
Loans in repayment and percentage of each status:
Loans current	62,651	84.7%	65,221	83.4%	62,663	83.0%
Loans delinquent 31-60 days(3)	3,285	4.5	3,942	5.0	3,665	4.9
Loans delinquent 61-90 days(3)	1,856	2.5	2,451	3.1	2,152	2.8
Loans delinquent greater than 90 days(3)	6,142	8.3	6,597	8.5	7,000	9.3

Total FFELP Loans in repayment	73,934	100%	78,211	100%	75,480	100%

Total FFELP Loans, gross	95,489		103,438		102,245
FFELP Loan unamortized premium	1,087		1,176		1,031

Total FFELP Loans	96,576		104,614		103,276
FFELP Loan allowance for losses	(78)		(93)		(113)

FFELP Loans, net	$96,498		$104,521		$103,163

Percentage of FFELP Loans in repayment		77.4%		75.6%		73.8%

Delinquencies as a percentage of FFELP Loans in repayment		15.3%		16.6%		17.0%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.2%		15.5%		14.9%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP Basis

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Allowance at beginning of period	$93	$119	$159
Provision for FFELP Loan losses	26	40	52
Charge-offs	(41)	(60)	(78)
Loan sales	—	—	(14)
Distribution of SLM BankCo	—	(6)	—

Allowance at end of period	$78	$93	$119

Charge-offs as a percentage of average loans in repayment	.05%	.08%	.10%
Allowance as a percentage of the ending total loans, gross	.08%	.09%	.12%
Allowance as a percentage of ending loans in repayment	.10%	.12%	.16%
Allowance coverage of charge-offs	1.9	1.5	1.5
Ending total loans, gross	$95,489	$103,438	$103,672
Average loans in repayment	$75,945	$72,829	$80,822
Ending loans in repayment	$73,934	$78,211	$76,504

Allowance for FFELP Loan Losses — “Core Earnings” Basis

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Allowance at beginning of period	$93	$113	$155
Provision for FFELP Loan losses	26	40	48
Charge-offs	(41)	(60)	(76)
Loan sales	—	—	(14)

Allowance at end of period	$78	$93	$113

Charge-offs as a percentage of average loans in repayment	.05%	.08%	.09%
Allowance as a percentage of the ending total loans, gross	.08%	.09%	.11%
Allowance as a percentage of ending loans in repayment	.10%	.12%	.15%
Allowance coverage of charge-offs	1.9	1.6	1.5
Ending total loans, gross	$95,489	$103,438	$102,245
Average loans in repayment	$75,945	$72,499	$79,977
Ending loans in repayment	$73,934	$78,211	$75,480

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP Basis

	Private Education Loan Delinquencies
	December 31,
	2015		2014		2013
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,040		$3,053		$6,528
Loans in forbearance(2)	973		1,059		1,102
Loans in repayment and percentage of each status:
Loans current	22,731	92.8%	24,761	91.9%	28,768	91.7%
Loans delinquent 31-60 days(3)	577	2.4	734	2.7	802	2.6
Loans delinquent 61-90 days(3)	348	1.4	436	1.6	513	1.6
Loans delinquent greater than 90 days(3)	846	3.4	1,018	3.8	1,287	4.1

Total Private Education Loans in repayment	24,502	100%	26,949	100%	31,370	100%

Total Private Education Loans, gross	27,515		31,061		39,000
Private Education Loan unamortized discount	(531)		(594)		(704)

Total Private Education Loans	26,984		30,467		38,296
Private Education Loan receivable for partially charged-off loans	881		1,245		1,313
Private Education Loan allowance for losses	(1,471)		(1,916)		(2,097)

Private Education Loans, net	$26,394		$29,796		$37,512

Percentage of Private Education Loans in repayment		89.0%		86.8%		80.4%

Delinquencies as a percentage of Private Education Loans in repayment		7.2%		8.1%		8.3%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.8%		3.8%		3.4%

Loans in repayment with more than 12 payments made		94.1%		91.5%		84.3%

Percentage of Private Education Loans with a cosigner		64%		64%		67%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Delinquencies and Forbearance — “Core Earnings” Basis

	Private Education Loan Delinquencies
	December 31,
	2015		2014		2013
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,040		$3,053		$3,954
Loans in forbearance(2)	973		1,059		1,085
Loans in repayment and percentage of each status:
Loans current	22,731	92.8%	24,761	91.9%	24,835	90.7%
Loans delinquent 31-60 days(3)	577	2.4	734	2.7	773	2.8
Loans delinquent 61-90 days(3)	348	1.4	436	1.6	503	1.8
Loans delinquent greater than 90 days(3)	846	3.4	1,018	3.8	1,287	4.7

Total Private Education Loans in repayment	24,502	100%	26,949	100%	27,398	100%

Total Private Education Loans, gross	27,515		31,061		32,437
Private Education Loan unamortized discount	(531)		(594)		(709)

Total Private Education Loans	26,984		30,467		31,728
Private Education Loan receivable for partially charged-off loans	881		1,245		1,313
Private Education Loan allowance for losses	(1,471)		(1,916)		(2,035)

Private Education Loans, net	$26,394		$29,796		$31,006

Percentage of Private Education Loans in repayment		89.0%		86.8%		84.5%

Delinquencies as a percentage of Private Education Loans in repayment		7.2%		8.1%		9.3%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.8%		3.8%		3.8%

Loans in repayment with more than 12 payments made		94.1%		91.5%		88.7%

Percentage of Private Education Loans with a cosigner		64%		64%		63%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses — GAAP Basis

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Allowance at beginning of period	$1,916	$2,097	$2,171
Provision for Private Education Loan losses	538	588	787
Net adjustment resulting from the change in the charge-off rate(1)	(330)	—	—
Net charge-offs remaining(2)	(659)	(717)	(878)

Total net charge-offs	(989)	(717)	(878)
Reclassification of interest reserve(3)	11	17	17
Loan sales	(5)	—	—
Distribution of SLM BankCo	—	(69)	—

Allowance at end of period	$1,471	$1,916	$2,097

Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	2.6%	2.5%	2.8%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment(1)	1.3%	—%	—%
Allowance coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate(1)	2.2	2.7	2.4
Allowance as a percentage of the ending total loans	5.2%	5.9%	5.2%
Allowance as a percentage of ending loans in repayment	6.0%	7.1%	6.7%
Ending total loans(4)	$28,396	$32,306	$40,313
Average loans in repayment	$25,802	$28,577	$31,556
Ending loans in repayment	$24,502	$26,949	$31,370

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

(4)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

Allowance for Private Education Loan Losses — “Core Earnings” Basis

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Allowance at beginning of period	$1,916	$2,035	$2,106
Provision for Private Education Loan losses	538	539	722
Net adjustment resulting from the change in the charge-off rate(1)	(330)	—	—
Net charge-offs remaining(2)	(659)	(717)	(878)

Total net charge-offs	(989)	(717)	(878)
Reclassification of interest reserve(3)	11	17	17
Loan sales	(5)	—	—
Other transactions(4)	—	42	68

Allowance at end of period	$1,471	$1,916	$2,035

Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	2.6%	2.6%	3.1%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment(1)	1.3%	—%	—%
Allowance coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate(1)	2.2	2.7	2.3
Allowance as a percentage of the ending total loans	5.2%	5.9%	6.0%
Allowance as a percentage of ending loans in repayment	6.0%	7.1%	7.4%
Ending total loans(5)	$28,396	$32,306	$33,750
Average loans in repayment	$25,802	$27,145	$27,966
Ending loans in repayment	$24,502	$26,949	$27,398

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

(4)

Relates to loans purchased from Sallie Mae Bank by Navient related entities prior to the Spin-Off. Amount is the related allowance for loan losses that was transferred in connection with the loans purchased.

(5)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

As part of determining the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the charge-off rate and delinquency and forbearance percentages and the resulting allowance coverage of charge-offs ratio, and the allowance as a percentage of total loans and of loans in repayment.

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 or more days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for Private Education Loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The financial crisis, which began in 2007, impacted our collections on defaulted loans and as a result, Private Education Loans which defaulted from 2007 through March 31, 2015, experienced collection performance below our pre-financial crisis experience. For that reason, until we gained enough data and experience to determine the long-term, post-default recovery rate of 21 percent in second-quarter 2015, we established a reserve for potential shortfalls in recoveries. In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans. We no longer expect to have significant periodic recovery shortfalls as a result of this change; however, it is possible we may continue to experience shortfalls.

The following table summarizes the activity in the receivable for partially charged-off loans.

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Receivable at beginning of period	$1,245	$1,313	$1,347
Expected future recoveries of current period defaults(1)	183	233	290
Recoveries(2)	(198)	(215)	(230)
Net adjustment resulting from the change in the charge-off rate(3)	(330)	—	—
Net charge-offs remaining(3)	(19)	(86)	(94)

Total net charge-offs	(349)	(86)	(94)

Receivable at end of period	881	1,245	1,313
Allowance for estimated recovery shortfalls(4)	—	(385)	(336)

Net receivable at end of period	$881	$860	$977

(1)	Represents the difference between the loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

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

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $1.9 billion and $2.1 billion overall allowance for Private Education Loan losses as of December 31, 2014 and 2013, respectively. This component of the allowance was removed in the second quarter of 2015 due to the increase in the charge-off rate discussed above.

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

At December 31, 2015, loans in forbearance status as a percentage of loans in repayment and forbearance were 12.7 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.6 percent for loans that have made more than 48 monthly payments. Approximately 49 percent of our Private Education Loans in forbearance status have made less than 25 monthly payments.

At December 31, 2015, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 9.9 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.7 percent for loans that have made more than 48 monthly payments. Approximately 38 percent of our Private Education Loans in repayment that are delinquent greater than 90 days have made less than 25 monthly payments.

In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans. Excluding this amount, for the year ended December 31, 2015, charge-offs as a percentage of loans in repayment were 8.6 percent for loans that have made less than 25 monthly payments. The percentage drops to 0.9 percent for loans that have made more than 48 monthly payments. Approximately 55 percent of our Private Education Loan charge-offs occurring in 2015 made less than 25 monthly payments.

GAAP Basis:

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
December 31, 2015	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$2,040	$2,040
Loans in forbearance	341	134	136	119	243	—	973
Loans in repayment — current	1,088	1,576	2,543	3,407	14,117	—	22,731
Loans in repayment — delinquent 31-60 days	97	76	92	87	225	—	577
Loans in repayment — delinquent 61-90 days	64	52	56	51	125	—	348
Loans in repayment — delinquent greater than 90 days	186	139	155	123	243	—	846

Total	$1,776	$1,977	$2,982	$3,787	$14,953	$2,040	27,515

Unamortized discount							(531)
Receivable for partially charged-off loans							881
Allowance for loan losses							(1,471)

Total Private Education Loans, net							$26,394

Loans in forbearance as a percentage of loans in repayment and forbearance	19.2%	6.8%	4.6%	3.1%	1.6%	—%	3.8%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	13.0%	7.5%	5.4%	3.3%	1.7%	—%	3.4%

Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	13.1%	5.1%	2.9%	1.8%	.9%	—%	2.6%

(1)

In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
December 31, 2014	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,053	$3,053
Loans in forbearance	438	168	148	121	184	—	1,059
Loans in repayment — current	1,732	2,586	3,734	3,982	12,727	—	24,761
Loans in repayment — delinquent 31-60 days	163	122	124	107	218	—	734
Loans in repayment — delinquent 61-90 days	102	81	78	62	113	—	436
Loans in repayment — delinquent greater than 90 days	299	204	175	132	208	—	1,018

Total	$2,734	$3,161	$4,259	$4,404	$13,450	$3,053	31,061

Unamortized discount							(594)
Receivable for partially charged-off loans							1,245
Allowance for loan losses							(1,916)

Total Private Education Loans, net							$29,796

Loans in forbearance as a percentage of loans in repayment and forbearance	16.0%	5.3%	3.5%	2.7%	1.4%	—%	3.8%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	13.0%	6.8%	4.3%	3.1%	1.6%	—%	3.8%

Net charge-offs as a percentage of average loans in repayment	8.8%	3.3%	2.2%	1.5%	.9%	—%	2.5%

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
December 31, 2013	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,528	$6,528
Loans in forbearance	504	188	165	106	139	—	1,102
Loans in repayment — current	4,093	4,743	4,858	4,621	10,453	—	28,768
Loans in repayment — delinquent 31-60 days	196	165	149	113	179	—	802
Loans in repayment — delinquent 61-90 days	149	106	94	65	99	—	513
Loans in repayment — delinquent greater than 90 days	482	264	216	135	190	—	1,287

Total	$5,424	$5,466	$5,482	$5,040	$11,060	$6,528	39,000

Unamortized discount							(704)
Receivable for partially charged-off loans							1,313
Allowance for loan losses							(2,097)

Total Private Education Loans, net							$37,512

Loans in forbearance as a percentage of loans in repayment and forbearance	9.3%	3.4%	3.0%	2.1%	1.3%	—%	3.4%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	9.8%	5.0%	4.1%	2.7%	1.7%	—%	4.1%

Net charge-offs as a percentage of average loans in repayment	8.7%	2.4%	1.7%	1.1%	.8%	—%	2.8%

“Core Earnings” Basis:

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
December 31, 2015	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$2,040	$2,040
Loans in forbearance	341	134	136	119	243	—	973
Loans in repayment — current	1,088	1,576	2,543	3,407	14,117	—	22,731
Loans in repayment — delinquent 31-60 days	97	76	92	87	225	—	577
Loans in repayment — delinquent 61-90 days	64	52	56	51	125	—	348
Loans in repayment — delinquent greater than 90 days	186	139	155	123	243	—	846

Total	$1,776	$1,977	$2,982	$3,787	$14,953	$2,040	27,515

Unamortized discount							(531)
Receivable for partially charged-off loans							881
Allowance for loan losses							(1,471)

Total Private Education Loans, net							$26,394

Loans in forbearance as a percentage of loans in repayment and forbearance	19.2%	6.8%	4.6%	3.1%	1.6%	—%	3.8%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	13.0%	7.5%	5.4%	3.3%	1.7%	—%	3.4%

Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	13.1%	5.1%	2.9%	1.8%	.9%	—%	2.6%

(1)

In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
December 31, 2014	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,053	$3,053
Loans in forbearance	438	168	148	121	184	—	1,059
Loans in repayment — current	1,732	2,586	3,734	3,982	12,727	—	24,761
Loans in repayment — delinquent 31-60 days	163	122	124	107	218	—	734
Loans in repayment — delinquent 61-90 days	102	81	78	62	113	—	436
Loans in repayment — delinquent greater than 90 days	299	204	175	132	208	—	1,018

Total	$2,734	$3,161	$4,259	$4,404	$13,450	$3,053	31,061

Unamortized discount							(594)
Receivable for partially charged-off loans							1,245
Allowance for loan losses							(1,916)

Total Private Education Loans, net							$29,796

Loans in forbearance as a percentage of loans in repayment and forbearance	16.0%	5.3%	3.5%	2.7%	1.4%	—%	3.8%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	13.0%	6.8%	4.3%	3.1%	1.6%	—%	3.8%

Net charge-offs as a percentage of average loans in repayment	11.2%	3.8%	2.3%	1.5%	.9%	—%	2.6%

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
December 31, 2013	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,954	$3,954
Loans in forbearance	493	186	163	105	138	—	1,085
Loans in repayment — current	2,274	3,673	4,197	4,268	10,423	—	24,835
Loans in repayment — delinquent 31-60 days	183	159	142	111	178	—	773
Loans in repayment — delinquent 61-90 days	144	104	92	64	99	—	503
Loans in repayment — delinquent greater than 90 days	482	263	216	135	191	—	1,287

Total	$3,576	$4,385	$4,810	$4,683	$11,029	$3,954	32,437

Unamortized discount							(709)
Receivable for partially charged-off loans							1,313
Allowance for loan losses							(2,035)

Total Private Education Loans, net							$31,006

Loans in forbearance as a percentage of loans in repayment and forbearance	13.8%	4.2%	3.4%	2.2%	1.2%	—%	3.8%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	15.6%	6.3%	4.6%	3.0%	1.8%	—%	4.7%

Net charge-offs as a percentage of average loans in repayment	12.0%	3.1%	1.9%	1.2%	.8%	—%	3.1%

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of December 31, 2015.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$19,633	$4,088	$ 781	$24,502
$ in total	$22,181	$4,523	$811	$27,515
Payment method by enrollment status:

In-school/grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. On a “Core Earnings” basis, as of December 31, 2015 and 2014, customers in repayment owing approximately $1.9 billion (8 percent of loans in repayment) and $3.2 billion (12 percent of loans in repayment), respectively, were enrolled in the interest-only program.

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

We define liquidity risk as the potential inability to meet our obligations when they become due without incurring unacceptable losses or invest in future asset growth and business operations at reasonable market rates. Our primary liquidity risk relates to our ability to raise replacement debt at a reasonable cost as our unsecured debt matures. In addition, we must continue to obtain funding at reasonable rates to meet our other business obligations and to continue to grow our business. This ability to access the capital markets is impacted by general market and economic conditions, our credit ratings, as well as the overall availability of funding sources in the marketplace. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including over-the-counter derivatives.

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions.

We have unsecured debt that totaled $15.1 billion at December 31, 2015. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade. From May 1, 2014 (Spin-Off) to December 31, 2015, we issued $1.5 billion of unsecured debt at an average all-in cost of one-month LIBOR plus 3.88 percent and an average term to maturity of 7.3 years. Recent market conditions and other factors have adversely impacted the cost and availability of new unsecured debt financing.

In June 2015, Moody’s and Fitch placed $34 billion of non-recourse FFELP ABS sponsored by our affiliates on credit watch due to concerns that trust cash flows may not be sufficient to pay all bonds by the legal final maturity date. As of January 31, 2016, there was a total of $53 billion of FFELP ABS sponsored by our affiliates on credit watch by either Moody’s or Fitch. The credit watch actions have created dislocation in the FFELP ABS market, which has impacted the cost and availability of FFELP ABS financing. In 2015, Navient extended the legal final maturity dates for 6 Navient-sponsored FFELP securitization trusts totaling $1.1 billion of bonds. The amendments were made at the request of the investors in these trusts. Additionally, the Company amended the transaction agreements for 16 Navient-sponsored FFELP securitization trusts which had $14.2 billion of bonds outstanding to give Navient the option (in addition to the existing 10 percent cleanup call option) to purchase trust education loans aggregating up to 10 percent of the trust’s initial pool balance. During 2015, Navient exercised cleanup call options related to 12 FFELP ABS trusts which had $1.1 billion of bonds outstanding and exercised loan repurchase rights on 10 FFELP ABS trusts totaling $400 million of FFELP Loans from those trusts. We took these steps to help demonstrate the various options available to mitigate any concerns about bonds paying off by their legal final maturity date. Moody’s and Fitch expect to conclude on this matter in 2016.

We expect to fund our ongoing liquidity needs, including the repayment of $1.1 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($1.9 billion in the year ended December 31, 2015), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We no longer originate Private Education Loans or FFELP Loans and therefore no longer have liquidity requirements for new originations, but we may purchase Private Education Loan and FFELP Loan portfolios from third parties.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	December 31, 2015	December 31, 2014
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,598	$1,449
Unencumbered FFELP Loans	1,005	1,909

Total GAAP and “Core Earnings” basis	$2,603	$3,358

Average Balances

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,546	$2,066	$2,475
Unencumbered FFELP Loans	1,506	1,810	835

Total “Core Earnings” basis	3,052	3,876	3,310
SLM BankCo(1)	—	976	2,725

Total GAAP basis	$3,052	$4,852	$6,035

(1)	For the years ended December 31, 2014 and 2013, includes $515 million and $1.6 billion of cash, respectively, and $461 million and $1.1 billion of FFELP Loans, respectively.

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan — other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of December 31, 2015 and 2014, the maximum additional capacity under these facilities was $3.6 billion and $13.2 billion, respectively. For the years ended December 31, 2015, 2014 and 2013, the average maximum additional capacity under these facilities was $11.2 billion, $12.2 billion and $11.1 billion, respectively. The $9.6 billion reduction in the maximum additional capacity between December 31, 2014 and December 31, 2015 primarily related to a $5.7 billion reduction in the availability under the facility with the Federal Home Loan Bank of Des Moines (“FHLB”). On December 22, 2015, we received notice from FHLB that availability under the facility would be reduced from approximately $10.7 billion to approximately $5 billion from December 22, 2015 to October 31, 2016, and to approximately $3.6 billion thereafter. In addition, in January 2016, we were informed this facility will mature in the first quarter of 2021. Both of these actions were taken by the FHLB in relation to the publication in January 2016 of new rules by the Federal Home Finance Agency, the primary regulator of the FHLB, governing eligibility of, and borrowing capacity for, certain insurance companies who are existing members of the Federal Home Loan Bank system. We anticipate that borrowing under this facility will vary and will continue to be subject to the rules and regulations of the FHLB and their regulator and the availability of qualifying collateral. As of December 31, 2015, there was $3.6 billion outstanding in this facility and we do not expect to borrow more than this amount in the future.

In addition to the FFELP Loan — other facilities, liquidity may also be available from our Private Education Loan asset-backed commercial paper (“ABCP”) facility. This facility provides liquidity for Private Education Loan acquisitions and for the refinancing of loans presently on our balance sheet or in other short-term facilities. The maximum capacity under this facility is $1 billion and it matures in June 2016. At December 31, 2015, the available capacity under this facility was $290 million. Borrowing under this facility will vary and is subject to the availability of qualifying collateral from unencumbered Private Education Loans.

At December 31, 2015, we had a total of $8.8 billion of tangible unencumbered assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $4.3 billion of our unencumbered assets of which $3.3 billion and $1.0 billion related to Private Education Loans and FFELP Loans, respectively. In addition, as of December 31, 2015, we had $11.3 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). See discussion below related to the repurchase facility used to generate liquidity in fourth-quarter 2015 from certain of these encumbered net assets.

In fourth-quarter 2015, we completed over $900 million of new financings which included a $550 million Private Education Loan ABS repurchase facility (“Repurchase Facility”) and a $359 million financing related to the securitization of non-traditional Private Education Loans. In addition, we sold $178 million of Private Education Loans which raised $157 million. The Repurchase Facility is collateralized by the Residual Interests (i.e., encumbered net assets) we retained in three Private Education Loan ABS previously issued. This is an example of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, this Repurchase Facility has a cost of funds lower than what our unsecured debt new issuance cost of funds would be.

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

(Dollars in billions)	December 31, 2015	December 31, 2014
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$5.0	$4.9
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.3	6.5
Tangible unencumbered assets(1)	8.8	12.4
Senior unsecured debt	(15.1)	(17.4)
Mark-to-market on unsecured hedged debt(2)	(.7)	(.9)
Other liabilities, net	(1.0)	(1.7)

Total tangible equity — GAAP Basis	$3.3	$3.8

(1)	Excludes goodwill and acquired intangible assets.

(2)	At December 31, 2015 and 2014, there were $670 million and $794 million, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

2015 Financing Transactions

During 2015, Navient issued $2.8 billion in FFELP ABS, $1.7 billion in Private Education Loan ABS and $500 million in unsecured debt. As previously discussed, we also completed a $550 million Private Education Loan ABS Repurchase Facility. During 2015, Navient repurchased $1.7 billion of senior unsecured debt and total outstanding unsecured debt declined $2.3 billion from $17.4 billion at December 31, 2014 to $15.1 billion at December 31, 2015.

Shareholder Distributions

We paid a $0.16 quarterly common stock dividend on March 20, 2015, June 19, 2015, September 18, 2015 and December 18, 2015. In 2015, we repurchased 56.0 million shares of common stock for $945 million. In December 2015, our board of directors authorized an additional $700 million to be added to our previously announced $1 billion authorization announced in December 2014. As of December 31, 2015, the remaining repurchase authority was $755 million. Since the Spin-Off, we have repurchased 78.1 million shares.

Counterparty Exposure

Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to us. Risks associated with our lending portfolio are discussed in the section titled “Financial Condition — FFELP Loan Portfolio Performance” and “ — Private Education Loan Portfolio Performance.”

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

The table below highlights exposure related to our derivative counterparties at December 31, 2015.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$85	$8
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	67%	23%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	22%	0%

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at December 31, 2015, 2014 and 2013, and average balances and average interest rates of our “Core Earnings” basis borrowings for 2015, 2014 and 2013. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment (see “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 7).

Ending Balances

	December 31, 2015			December 31, 2014			December 31, 2013
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,120	$13,976	$15,096	$1,066	$16,311	$17,377	$2,213	$16,056	$18,269

Total unsecured borrowings	1,120	13,976	15,096	1,066	16,311	17,377	2,213	16,056	18,269
Secured borrowings:
FFELP Loan securitizations	—	77,764	77,764	—	86,241	86,241	—	90,756	90,756
Private Education Loan securitizations(1)	—	16,900	16,900	—	17,997	17,997	—	18,835	18,835
FFELP Loan — other facilities	—	16,276	16,276	—	15,358	15,358	4,715	5,311	10,026
Private Education Loan — other facilities	710	—	710	653	—	653	—	843	843
Other(2)	760	—	760	937	—	937	686	—	686

Total secured borrowings	1,470	110,940	112,410	1,590	119,596	121,186	5,401	115,745	121,146

“Core Earnings” basis borrowings	2,590	124,916	127,506	2,656	135,907	138,563	7,614	131,801	139,415
Adjustment for GAAP accounting treatment	(20)	(83)	(103)	7	959	966	6,181	4,847	11,028

GAAP basis borrowings	$2,570	$124,833	$127,403	$2,663	$136,866	$139,529	$13,795	$136,648	$150,443

(1)	Includes $546 million of long-term debt related to the Private Education Loan asset-backed securitization repurchase facility (“Repurchase Facility”) as of December 31, 2015.

(2)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Secured borrowings comprised 88 percent and 87 percent of our “Core Earnings” basis debt outstanding at December 31, 2015 and 2014, respectively.

Average Balances

	Years Ended December 31,
	2015		2014		2013
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$16,315	4.00%	$17,533	3.73%	$17,893	3.27%

Total unsecured borrowings	16,315	4.00	17,533	3.73	17,893	3.27

Secured borrowings:
FFELP Loan securitizations	82,640	1.05	88,729	.99	95,486	.99
Private Education Loan securitizations(1)	17,281	2.10	18,347	2.00	19,770	2.03
FFELP Loan — other facilities	15,214	0.87	8,618	.81	12,890	.98
Private Education Loan — other facilities	636	1.86	780	1.54	627	1.50
Other(2)	898	0.65	832	.45	1,020	.15

Total secured borrowings	116,669	1.19	117,306	1.14	129,793	1.14

“Core Earnings” basis borrowings	$132,984	1.53%	$134,839	1.47%	$147,686	1.40%

“Core Earnings” basis borrowings	$132,984	1.53%	$134,839	1.47%	$147,686	1.40%
Adjustment for GAAP accounting treatment	—	0.03	2,952	2.50	7,726	1.84

GAAP basis borrowings	$132,984	1.56%	$137,791	1.50%	$155,412	1.42%

(1)	Includes $45 million of long-term debt related to the Private Education Loan asset-backed securitization repurchase facility (“Repurchase Facility”) for the year ended December 31, 2015.

(2)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Contractual Cash Obligations

The following table provides a summary of our contractual principal obligations associated with long-term notes at December 31, 2015. For further discussion of these obligations, see “Note 6 — Borrowings.”

(Dollars in millions)	1 Yearor Less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Long-term notes:
Senior unsecured debt	$—	$4,107	$4,479	$5,390	$13,976
Secured borrowings(1)	16,872	21,144	18,874	54,050	110,940

Total contractual cash obligations(2)	$16,872	$25,251	$23,353	$59,440	$124,916

(1)

Includes $94.7 billion of long-term notes issued by consolidated VIEs in conjunction with our securitization transactions and included in long-term notes in the consolidated balance sheet. Timing of obligations is estimated based on our current projection of prepayment speeds of the securitized assets.

(2)

The aggregate principal amount of debt that matures in each period is $16.9 billion, $25.4 billion, $23.5 billion and $60.0 billion, respectively. Specifically excludes derivative market value adjustments of $(83) million for long-term notes. Interest obligations on notes are predominantly variable in nature, resetting monthly and quarterly based on LIBOR.

Unrecognized tax benefits were $66 million and $59 million for 2015 and 2014, respectively. For additional information, see “Note 14 — Income Taxes.”

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

Allowance for Loan Losses

Our Private Education Loan portfolio contains TDR and non-TDR loans. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. The allowance requirements are different based on these designations. In determining the allowance for loan losses on our non-TDR portfolio, we estimate the principal amount of loans that will default over the next two years (two years being the expected period between a loss event and default) and how much we expect to recover over time related to the defaulted amount. Expected defaults less our expected recoveries equal the allowance related to this portfolio. Our historical experience indicates that, on average, the time between the date that a customer experiences a default causing event (i.e., the loss trigger event) and the date that we charge off the unrecoverable portion of that loan is two years. Separately, for our TDR portfolio, we estimate an allowance amount sufficient to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan’s basis and the present value of expected future cash flows (which would include life-of-loan default and recovery assumptions) discounted at the loan’s original effective interest rate. Our TDR portfolio is comprised mostly of loans with forbearance usage greater than three months and interest rate reductions. The separate allowance estimates for our TDR and non-TDR portfolios are combined into our total allowance for Private Education Loan losses.

In estimating both the non-TDR and TDR allowance amounts, we start with historical experience of customer default behavior. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustments may be needed to those historical default rates. We also take the economic environment into consideration when calculating the allowance for loan losses. We analyze key economic statistics and the effect we expect them to have on future defaults. Key economic statistics analyzed as part of the allowance for loan losses are primarily unemployment rates. Our allowance for loan losses is estimated using an analysis of delinquent and current accounts. Our model is used to estimate the likelihood that a loan may progress through the various delinquency stages and ultimately charge off. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. The estimate for the allowance for loan losses is subject to a number of assumptions. If actual future performance in delinquency, charge-offs and recoveries are significantly different than estimated, this could materially affect our estimate of the allowance for loan losses and the related provision for loan losses on our income statement.

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

To estimate the probable credit losses incurred in the loan portfolio at the reporting date, we use historical experience of customer payment behavior in connection with the key credit quality indicators and incorporate management expectations regarding macroeconomic and collection procedure factors. Our model is based upon the most recent twelve months of actual collection experience as the starting point for the non-TDR portfolio and the most recent approximate 10 years for the TDR portfolio and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our model for the non-TDR portfolio places a greater emphasis on the more recent default experience rather than the default experience for older historical periods, as we believe the more recent default experience is more indicative of the probable losses incurred in the loan portfolio today that will default over the next two years. The TDR portfolio uses a longer historical default experience since we are projecting life of loan remaining losses. Similar to estimating defaults, we use historical customer payment behavior to estimate the timing and amount of future recoveries on charged-off loans. We use judgment in determining whether historical performance is representative of what we expect to collect in the future. We then apply the default and collection rate projections to each category of loans. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered. Additionally, we consider changes in laws and regulations that could potentially impact the allowance for loan losses. More judgment has been required over the last several years, compared with years prior, in light of the U.S. economy and its effect on our customers’ ability to pay their obligations. We believe that our model reflects recent customer behavior, loan performance, and collection performance, as well as expectations about economic factors.

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

Our allowance for Private Education Loan losses also provides for possible additional future charge-offs as they occur related to the receivable for partially charged-off Private Education Loans. At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2007 through March 31, 2015, experienced collection performance below our pre-financial crisis experience. As a result, we began building a reserve for shortfalls in recoveries until we could determine the long-term post-default recovery rate. In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans. We no longer expect to have significant periodic recovery shortfalls as a result of this change, however, it is possible we may continue to experience shortfalls.

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

Premium and Discount Amortization

The most judgmental estimate for premium and discount amortization on education loans is the Constant Prepayment Rate (“CPR”), which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. Loan consolidation, default, term extension (through deferment, forbearance or other payment modification programs) and other prepayment factors affecting our CPR estimates are affected by changes in our business strategy, changes in our competitor’s business strategies, legislative changes including repayment plan options and the ability to consolidate, interest rates and changes to the current economic and credit environment. When we determine the CPR we begin with historical prepayment rates due to consolidation activity, defaults, payoffs and term extensions. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustment may be needed to those historical prepayment rates.

In the past (prior to 2008), the consolidation of FFELP Loans and Private Education Loans significantly affected our CPRs and updating those assumptions often resulted in material adjustments to our amortization expense. As a result of the passage of the Health Care and Education Reconciliation Act of 2010 (“HCERA”), there is no longer the ability to consolidate loans under the FFELP although there are other consolidation options with ED or limited refinancing options with other lenders. As a result, we expect CPRs related to our FFELP Loans to remain relatively stable over time, unless there is a legislative change by ED or by Congress to encourage or force consolidation, create additional income-based repayment or debt forgiveness programs or establish other factors affecting borrowers’ repayment of their loans. Some education loan companies offer private education loans which can consolidate both FFELP and Private Education Loans and we anticipate more entrants to offer similar products. We expect that in the future we may begin to consolidate FFELP and Private Education Loans as well. These products and expectations are built into the CPR assumption we use for FFELP and Private Education Loans. However, it is difficult to accurately project the timing and level at which this consolidation activity will begin and our assumption may need to be updated by a material amount in the future based on changes in the economy and marketplace. The level of defaults is a significant component of our FFELP Loan and Private Education Loan CPR. This component of the FFELP Loan and Private Education Loan CPR is estimated in the same manner as discussed in “Critical Accounting Policies and Estimates — Allowance for Loan Losses.” Recently, there has been an increase in the use of income based repayment plans with FFELP Loans and interest rate modifications/extensions with Private Education Loans. Income based repayment plans and term extensions have the effect of slowing down the pay down of the loan portfolios. This continued usage of these programs is built into our CPR assumptions.

Fair Value Measurement

The most significant assumptions used in fair value measurements, including those related to credit and liquidity risk, are as follows:

1.	Derivatives — When determining the fair value of derivatives, we take into account counterparty credit risk for positions where we are exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposure for each counterparty is adjusted based on market information available for that specific counterparty, including spreads from credit default swaps. Additionally, when the counterparty has exposure to us related to our derivatives, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our own credit risk. Trusts that contain derivatives are not required to post collateral to counterparties as the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. Adjustments related to credit risk reduced the overall value of our derivatives by $1 million as of December 31, 2015. We also take into account changes in liquidity when determining the fair value of derivative positions. We adjusted the fair value of certain less liquid positions downward by approximately $31 million, to take into account a significant reduction in liquidity as of December 31, 2015, related primarily to basis swaps indexed to interest rate indices with inactive markets. A major indicator of market inactivity is the widening of the bid/ask spread in these markets. In general, the widening of counterparty credit spreads and reduced liquidity for derivative instruments as indicated by wider bid/ask spreads will reduce the fair value of derivatives. In addition, certain cross-currency interest rate swaps hedging foreign currency denominated reset rate and amortizing notes in our trusts contain extension features that coincide with the remarketing dates of the notes. The valuation of the extension feature requires significant judgment based on internally developed inputs.

2.	Education Loans — Our FFELP Loans and Private Education Loans are accounted for at cost or at the lower of cost or fair value if the loan is held-for-sale. The fair values of our education loans are disclosed in “Note 12 — Fair Value Measurements.” For both FFELP Loans and Private Education Loans accounted for at cost, fair value is determined by modeling loan level cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, the amount funded by debt versus equity, and required return on equity. In addition, the Floor Income component of our FFELP Loan portfolio is valued through discounted cash flow and option models using both observable market inputs and internally developed inputs. Significant inputs into the models are not generally market observable. They are either derived internally through a combination of historical experience and management’s qualitative expectation of future performance (in the case of prepayment speeds, default rates, and capital assumptions) or are obtained through external broker quotes (as in the case of cost of funds). When possible, market transactions are used to validate the model. In most cases, these are either infrequent or not observable.

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

In 2013, we sold Residual Interests in FFELP Loan securitization trusts to third parties. We continue to service the education loans in the trusts under existing agreements. Prior to the sale of the Residual Interests, we had consolidated the trusts as VIEs because we had met the two criteria for consolidation. We had determined we were the primary beneficiary because (1) as servicer to the trust we had the power to direct the activities of the VIE that most significantly affected its economic performance and (2) as the residual holder of the trust, we had an obligation to absorb losses or receive benefits of the trust that could potentially be significant. Upon the sale of the Residual Interests we were no longer the residual holder, thus we determined we no longer met criterion (2) above and deconsolidated the trusts.

Derivative Accounting

The most significant judgments related to derivative accounting are: (1) concluding the derivative is an effective hedge and qualifies for hedge accounting and (2) determining the fair value of certain derivatives and hedged items. To qualify for hedge accounting a derivative must be concluded to be a highly effective hedge upon designation and on an ongoing basis. There are no “bright line” tests on what is considered a highly effective hedge. We use a historical regression analysis to prove ongoing and prospective hedge effectiveness. Although some of our valuations are more judgmental than others, we compare the fair values of our derivatives that we calculate to those provided by our counterparties on a monthly basis. We view this as a critical control which helps validate these judgments. Any significant differences with our counterparties are identified and resolved appropriately.

Risk Management

Our Approach

The loan servicing, collection and business servicing Navient provides, as well as the financial markets in which Navient operates, continue to undergo dramatic competitive, technological and regulatory changes. Identifying, understanding and effectively managing the risks inherent in our business are critical to our continued success. Navient has risk oversight, management and assessment responsibilities assigned and documented at various levels within our organization and coordinated across our organization. We maintain comprehensive risk management practices to identify, measure, monitor, evaluate, control and report on our significant risks and we routinely assess these practices to determine whether they are functioning properly and can be improved.

Risk Management Philosophy

Navient’s risk management philosophy is to ensure all significant risk inherent in our business is identified, measured, monitored, evaluated, controlled and reported. In furtherance of these goals, Navient:

•	maintains a comprehensive and uniform risk management framework;

•

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

•	provides appropriate reporting tools to management and our board of directors and their respective committees; and

•	trains our employees on our risk management processes and philosophy.

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

Board of Directors. Our board of directors, directly and through its standing committees, is responsible for overseeing our strategic direction and risk management approach. It approves our annual business plan, periodically reviews our strategic approach and priorities and spends significant time considering our capital requirements and our dividend and share repurchase levels and activities. Standing committees of our board of directors include Executive, Audit, Compensation and Personnel, Nominations and Governance, and Finance and Operations. In 2015, our board undertook a comprehensive review of the risk oversight responsibilities and the capabilities and skills of each committee. As a result, they approved revised charters and work plans for each of the committees. Charters for each committee providing their specific responsibilities and areas of risk oversight are published on our website together with the names of the directors serving on these committees.

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

Enterprise Risk Committee. Our Enterprise Risk Committee is an executive management-level committee chaired by our Chief Risk and Compliance Officer where senior management reviews our significant risks, receives periodic reports on adherence to agreed risk parameters, prioritizes and provides direction on mitigation of our risks and closure of issues and supervises the continued evolution of our enterprise risk management program. This committee also oversees our Internal Controls Excellence (“ICE”) initiative and Sarbanes-Oxley compliance and ensures any control deficiencies are identified, understood by all relevant affected parties, and have established resolution plans supported by adequate resources. Lastly, this committee evaluates risks associated with new or modified business and makes recommendations regarding proposed business initiatives based on their inherent risks and controls. In addition to the Chair, committee membership includes our Chief Executive Officer, Group President for Asset Management and Servicing, Group President for Asset Recovery and Business Servicing, Chief Financial Officer, Chief Legal Officer, Chief Information Officer and Chief Audit Officer. The committee meets at least six times per year, usually in advance of each regularly scheduled board of directors meeting and more frequently if needed to address particular issues.

Credit and Loan Loss Committee. Our Credit and Loan Loss Committee is an executive management-level committee chaired by our Chief Risk and Compliance Officer to oversee our credit and portfolio management monitoring and strategies, the sufficiency of our loan loss reserves, and current or emerging issues affecting delinquency and default trends which may result in adjustments in our allowances for loan losses.

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

Disclosure Committee. Our Disclosure Committee reviews our periodic SEC reporting documents, earnings releases and related disclosure policies and procedures, as well as assesses whether additional disclosures are required.

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

Information-Technology and Operations Management Committee. Our Information-Technology and Operations Management Committee oversees our business area operations and the activities of our Information-Technology support area, including Information Security.

Human Resources Committee. Our Human Resources Committee ensures that human resources projects and activities are properly reviewed and approved prior to implementation, and that the prioritization of human resources projects is appropriate for and responsive to the business, human capital and risk management needs of our company.

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

Navient has credit or counterparty risk exposure with borrowers and cosigners of our Private Education Loans, the various counterparties with whom we have entered into derivative or other similar contracts and the various entities with whom we make investments. Credit and counterparty risks are overseen by our Chief Risk and Compliance Officer, our Loss Forecasting staff and the management-level Credit and Loan Loss Committee. Our Chief Risk and Compliance Officer reports regularly to our board of directors and both the Finance and Operations and Audit Committees of the board on these issues.

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

Market Risk. Market risk is the risk to earnings or capital resulting from changes in market conditions, such as interest rates, index mismatches, credit spreads, commodity prices or volatilities. Navient is exposed to various types of market risk, in particular the risk of loss resulting in a mismatch between the maturity/duration of assets and liabilities, interest rate risk and other risks that arise through the management of our investment, debt and education loan portfolios. Market risk exposure is managed primarily through our management-level Asset and Liability Committee, which is responsible for all risks associated with managing our assets and liabilities and recommending limits to be included in our risk appetite and investment structure. These activities are closely tied to those related to the management of our funding and liquidity risks. The Finance and Operations Committee of our board of directors periodically reviews and approves the investment, asset and liability management policies, establishes and monitors various tolerances or other risk measurements, as well as contingency funding plans developed and administered by our Asset and Liability Committee. The Finance and Operations Committee and our Chief Financial Officer report to the full board of directors on matters of market risk management.

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

Operational Risk. Operational risk is the risk to earnings or the conduct of our business resulting from inadequate or failed internal processes, people or systems or from external events. Operational risk is pervasive, existing in all business areas, functional units, legal entities and geographic locations, and it includes information technology risk, cybersecurity risk, physical security risk on tangible assets, legal risk, compliance risk and reputational risk.

The Finance and Operations Committee of our board of directors receives operations reports (including operating metrics and performance against annual plan) from our Group President for Asset Management and Servicing, our Group President for Asset Recovery and Business Servicing, Chief Financial Officer and Chief Information Officer at each regularly scheduled meeting. The Finance & Operations Committee also receives business development updates regarding our various business initiatives providing information and metrics about each key component of our business operations. The Finance and Operations Committee of our board of directors also receives periodic information security and cyber security updates and reviews operational and systems-related matters to ensure their implementation produces no significant internal control issues.

Operational risk exposures are managed through a combination of business area management (first line of defense), support area oversight and expertise (second line of defense) and enterprise-wide oversight. Our Group President for Asset Management and Servicing and our Group President for Asset Recovery and Business Servicing are responsible for all of our business operations (servicing, collections and business services). Management-level committees, comprised of senior managers and subject matter experts, including our Enterprise Risk Committee, Compliance Committee, Credit and Loan Loss Committee, Information-Technology and Operations Management Committee and Human Resources Committee, focus on particular aspects of operational risk.

Compliance, Legal and Governance Risk. Compliance risk is the risk to earnings or capital or reputation arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards. Legal risk is the risk to earnings, capital or reputation manifested by claims made through the legal system and may arise from a product or service, a transaction, a business relationship, property (real, personal or intellectual), conduct of an employee or change in law or regulation. Governance risk is the risk of not establishing and maintaining a control environment that aligns with stakeholder and regulatory expectations, including tone at the top and board performance. These risks are inherent in all of our businesses. Compliance, legal and governance risk are subsets of operational risk but are recognized as a separate and complementary risk category given their importance in our business. We can be exposed to these risks in key areas such as our collections or loan servicing businesses if compliance with legal and regulatory requirements is not properly implemented, documented or tested, or when an oversight program does not include appropriate audit and control features.

Reputational/Political Risk. Reputational risk is the risk to earnings or capital arising from damage to our reputation in the view of, or loss of the trust of, customers and the general public. Political risk is the closely related risk to earnings or capital arising from damage to our relationships with governmental entities, regulators and political leaders and candidates. These risks can arise due to both our own acts and omissions (both real and perceived), and the acts and omissions of other industry participants or other third parties, and they are inherent in all of our businesses. Reputational risk and political risk are managed through a combination of business area management (first line of defense), support area oversight and expertise (second line of defense) and enterprise-wide oversight. Our Nominations and Governance Committee oversees our reputational and political risk.

Strategic Risk. Strategic risk is the risk to earnings or capital arising from our potential inability to successfully carry out our strategy. This risk can arise due to both our own acts or omissions, and the acts or omissions of other industry participants or other third parties, and it is inherent in all of our businesses. Strategic risk is managed through a combination of business area management (first line of defense), support area oversight and expertise (second line of defense) and enterprise-wide oversight.

The Audit Committee of our board of directors oversees our monitoring and control of legal and compliance risks and the qualifications of employees overseeing these risk management functions. The Audit Committee annually reviews our Compliance Plan and significant breaches of our Code of Business Conduct and receives regular reports from executive management responsible for the regulatory and compliance risk management functions.

Common Stock

The following table summarizes our common share repurchases and issuances.

	Years Ended December 31,
	2015	2014	2013
Common stock repurchased(1)	56,043,711	30,432,689	26,987,043
Average purchase price per share	$16.87	$19.72	$22.26
Shares repurchased related to employee stock-based compensation plans(2)	2,404,328	4,171,342	6,365,002
Average purchase price per share	$19.81	$20.91	$21.76
Common shares issued(3)	4,924,021	7,389,962	9,702,976

(1)	Common shares purchased under our share repurchase programs.

(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(3)	Common shares issued under our various compensation and benefit plans.

Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $0.01). At December 31, 2015, 348 million shares were issued and outstanding and 24 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in “Note 11 — Stock-Based Compensation Plans and Arrangements.”

In April 2014, in connection with the Spin-Off, SLM Corporation retired 127 million shares of common stock held in treasury. This retirement decreased the balance in treasury stock by $2.3 billion, with corresponding decreases of $25 million in common stock and $2.3 billion in additional paid-in capital. There was no impact to total equity from this retirement.

The closing price of our common stock on December 31, 2015 was $11.45.

Dividend and Share Repurchase Program

In 2015, we paid quarterly common stock dividends of $0.16 per share, resulting in a full-year common stock dividend of $0.64 per share.

In 2013, SLM Corporation authorized $800 million to be utilized in a new common share repurchase program and repurchased 27.0 million shares for $600 million.

In May 2014, Navient authorized $400 million to be utilized in a new common share repurchase program. We repurchased 30.4 million shares of common stock for $600 million in 2014 (8.3 million shares for $200 million pre-Spin-Off, and 22.1 million shares for $400 million post-Spin-Off), fully utilizing the 2013 and 2014 share repurchase programs.

In January 2015, Navient authorized $1.0 billion to be utilized in a new common share repurchase program. We repurchased 56.0 million shares of common stock for $945 million in 2015. In December 2015, Navient authorized an additional $700 million to be utilized in a new common share repurchase program. As of December 31, 2015, the remaining repurchase authority was $755 million. Since the Spin-Off, we repurchased 78.1 million shares.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at December 31, 2015 and 2014, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of December 31, 2015 Impact on Annual Earnings If:			As of December 31, 2014 Impact on Annual Earnings If:
	Interest Rates:		Funding Indices	Interest Rates:		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(59)	$(113)	$(298)	$(28)	$(28)	$(319)
Unrealized gains (losses) on derivative and hedging activities	(81)	(409)	2	143	154	2

Increase (decrease) in net income before taxes	$(140)	$(522)	$(296)	$115	$126	$(317)

Increase (decrease) in diluted earnings per common share(2)	$(.39)	$(1.45)	$(.82)	$.28	$.31	$(.77)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.
(2)	Calculated based on “increase in net income before taxes.”

	At December 31, 2015
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values
Assets
FFELP Loans	$94,377	$(455)	—%	$(928)	(1)%
Private Education Loans	25,772	—	—	—	—
Other earning assets	5,833	—	—	—	—
Other assets	5,387	(281)	(5)	(246)	(5)

Total assets gain/(loss)	$131,369	$(736)	(1)%	$(1,174)	(1)%

Liabilities
Interest-bearing liabilities	$121,040	$(616)	(1)%	$(1,708)	(1)%
Other liabilities	2,710	96	4	980	36

Total liabilities (gain)/loss	$123,750	$(520)	—%	$(728)	(1)%

	At December 31, 2014
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values
Assets
FFELP Loans	$104,419	$(486)	—%	$(977)	(1)%
Private Education Loans	29,433	—	—	—	—
Other earning assets	6,002	—	—	—	—
Other assets	6,033	(236)	(4)	(317)	(5)

Total assets gain/(loss)	$145,887	$(722)	—%	$(1,294)	(1)%

Liabilities
Interest-bearing liabilities	$136,862	$(781)	(1)%	$(2,164)	(2)%
Other liabilities	2,625	85	3	822	31

Total liabilities (gain)/loss	$139,487	$(696)	—%	$(1,342)	(1)%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate education loan portfolio with floating rate debt. However, due to the ability of some FFELP loans to earn Floor Income, we can have a fixed versus floating mismatch in funding if the education loan earns at the fixed borrower rate and the funding remains floating. In addition, we can have a mismatch in the index (including the frequency of reset) of floating rate debt versus floating rate assets.

During the years ended December 31, 2015 and 2014, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of education loans to variable rate, and to fix the relative spread between the education loan asset rate and the variable rate liability.

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

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 25 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the December 31, 2015 and 2014 analyses is primarily the result of one-month LIBOR-indexed FFELP Loans being funded with three-month LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 7A for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivative and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31, 2015. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.8	$—	$4.8
Prime	annual	.4	—	.4
Prime	quarterly	2.9	—	2.9
Prime	monthly	13.9	—	13.9
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	—	65.2	(65.2)
3-month LIBOR	daily	—	.5	(.5)
1-month LIBOR	monthly	7.5	35.8	(28.3)
1-month LIBOR daily	daily	90.6	—	90.6
CMT/CPI Index	monthly/quarterly	—	.5	(.5)
Non-Discrete reset(3)	monthly	—	19.2	(19.2)
Non-Discrete reset(4)	daily/weekly	5.8	.8	5.0
Fixed Rate(5)		7.9	12.0	(4.1)

Total		$134.1	$134.1	$—

(1)	FFELP Loans of $34.9 billion ($32.0 billion LIBOR index and $2.9 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate ABS and FFELP and Private Education Loan-other facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

“Core Earnings” Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.8	$—	$4.8
Prime	annual	.4	—	.4
Prime	quarterly	2.9	—	2.9
Prime	monthly	13.9	—	13.9
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	—	59.6	(59.6)
3-month LIBOR	daily	—	.5	(.5)
1-month LIBOR	monthly	7.5	45.6	(38.1)
1-month LIBOR	daily	90.6	—	90.6
Non-Discrete reset(3)	monthly	—	19.2	(19.2)
Non-Discrete reset(4)	daily/weekly	5.8	.8	5.0
Fixed Rate(5)		7.1	7.5	(.4)

Total		$133.3	$133.3	$—

(1)	FFELP Loans of $7.7 billion ($7.1 billion LIBOR index and $0.6 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate ABS and FFELP and Private Education Loan-other facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

We use interest rate swaps and other derivatives to achieve our risk management objectives. Our asset liability management strategy is to match assets with debt (in combination with derivatives) that have the same underlying index and reset frequency or, when economical, have interest rate characteristics that we believe are highly correlated. The use of funding with index types and reset frequencies that are different from our assets exposes us to interest rate risk in the form of basis and repricing risk. This could result in our cost of funds not moving in the same direction or with the same magnitude as the yield on our assets. While we believe this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions (which have occurred in prior years) can lead to a temporary divergence between indices resulting in a negative impact to our earnings.

Weighted Average Life

The following table reflects the weighted average life for our earning assets and liabilities at December 31, 2015.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	7.1
Other loans	8.1
Cash and investments	.1

Total earning assets	6.8

Borrowings
Short-term borrowings	.2
Long-term borrowings	6.1

Total borrowings	6.0

Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as stated in their report which appears below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Nothing to report.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the 2016 Proxy Statement, including information appearing in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the 2016 Proxy Statement, is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the 2016 Proxy Statement, including information appearing in the sections titled “Executive Compensation” and “Director Compensation” in the 2016 Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the 2016 Proxy Statement, including information appearing in the sections titled “Equity Compensation Plan Information,” “Ownership of Common Stock” and “Ownership of Common Stock by Directors and Executive Officers” in the 2016 Proxy Statement, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2016 Proxy Statement, including information appearing under “Other Matters — Certain Relationships and Transactions” and “Corporate Governance” in the 2016 Proxy Statement, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information contained in the 2016 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm” in the 2016 Proxy Statement, is incorporated herein by reference.

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

4.  Appendices

Appendix A — Federal Family Education Loan Program

(b)  Exhibits

2.1	The Agreement and Plan of Merger, dated as of October 16, 2014, between Navient Corporation and Navient, LLC (incorporated by reference to Exhibit 2.1 to Navient Corporation’s Current Report on Form 8-K filed on October 17, 2014).

3.1	Amended and Restated Certificate of Incorporation of Navient Corporation (incorporated by reference to Exhibit 3.1 of Amendment No. 3 to Navient Corporation’s Registration Statement on Form 10 (File No. 001-36228) filed on March 27, 2014).

3.2	Amended and Restated By-Laws of Navient Corporation (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to Navient Corporation’s Registration Statement on Form 10 (File No. 001-36228) filed on March 27, 2014).

4.1	The Second Supplemental Indenture, dated as of October 16, 2014, between Navient Corporation and Deutsche Trust Company Limited, as trustee (incorporated by reference to Exhibit 4.1 to Navient Corporation’s Current Report on Form 8-K filed on October 17, 2014).

4.2	The Eighth Supplemental Indenture, dated as of October 16, 2014, between Navient Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on October 17, 2014).

10.1†	Navient Corporation Executive Severance Plan for Senior Officers (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Current Report on Form 8-K filed on August 19, 2014).

10.2†*	Navient Corporation Change in Control Severance Plan for Senior Officers, as Amended and Restated Effective November 1, 2015.

10.3†	Navient Deferred Compensation Plan, as amended and restated effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Current Report on Form 8-K filed on December 23, 2014).

10.4†	Navient Supplemental 401(k) Savings Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-195536) filed on April 28, 2014).

10.5†	Navient Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-195539) filed on April 28, 2014).

10.6†	Navient Deferred Compensation Plan for Directors, as amended and restated effective October 1, 2015 (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K (File No. 001-36228) filed on October 30, 2015).

10.7†	Navient Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-195538) filed on April 28, 2014).

10.8†	Navient Corporation 2014 Omnibus Incentive Plan, Amended and Restated as of April 6, 2015 (incorporated by reference to the Company’s Proxy Statement on Form DEF 14A (File No. 001-36228) filed on April 10, 2015).

10.9†	Navient Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-195533) filed on April 28, 2014).

10.10†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2012 PSU Conversion (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.11†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2013 PSU Conversion (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.12†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2014 (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.13†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Two-Year Restriction) — 2014 (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.14†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Three-Year Restriction) — 2014 (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.15†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options—2014 (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.16†	Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet for John F. Remondi — 2013 (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.17†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2013 (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.18†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2013 (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.19†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2012 (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.20†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Two-Year Restriction) — 2012 (incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.21†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Three-Year Restriction) — 2012 (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.22†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2012 (incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.23†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2011 (incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.24†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2010 (incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.25†	Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement for John M. Kane — 2008 (incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.26†	Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement for Timothy J. Hynes — 2008 (incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.27†	Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Notice for John F. Remondi — 2008 (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.28†	Navient Corporation 2014 Omnibus Incentive Plan, Additional Stock Option Notice for John F. Remondi — 2008 (incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.29†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Award Agreement — 2014 (incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.30†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2013 (incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.31†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2012 (incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.32†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2011 (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.33†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2010 (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.34†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2009 (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.35†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2008 (incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.36†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2007 (incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.37†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2006 (incorporated by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.38†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2005 (incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.39†	Form of Navient Corporation 2014 Omnibus Incentive Plan One-Year Bonus Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 30, 2015)

10.40†	Form of Navient Corporation 2014 Omnibus Incentive Plan Three-Year Bonus Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 30, 2015)

10.41†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 30, 2015).

10.42†	Form of Navient Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 30, 2015).

10.43†	Form of Navient Corporation 2014 Omnibus Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on April 30, 2015).

10.44†	Form of Navient Corporation 2014 Omnibus Incentive Plan Stock Option Agreement — Net Settled Options (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on April 30, 2015).

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 25, 2016

NAVIENT CORPORATION

By:	/S/ JOHN F. REMONDI
John F. Remondi President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN F. REMONDI John F. Remondi	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2016

/S/ SOMSAK CHIVAVIBUL Somsak Chivavibul	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2016

/S/ WILLIAM M. DIEFENDERFER, III William M. Diefenderfer, III	Chairman of the Board of Directors	February 25, 2016

/S/ JOHN K. ADAMS, JR. John K. Adams, Jr.	Director	February 25, 2016

/S/ ANN TORRE BATES Ann Torre Bates	Director	February 25, 2016

/S/ ANNA ESCOBEDO CABRAL Anna Escobedo Cabral	Director	February 25, 2016

/S/ DIANE SUITT GILLELAND Diane Suitt Gilleland	Director	February 25, 2016

/S/ KATHERINE A. LEHMAN Katherine A. Lehman	Director	February 25, 2016

/S/ LINDA A. MILLS Linda A. Mills	Director	February 25, 2016

/S/ BARRY A. MUNITZ Barry A. Munitz	Director	February 25, 2016

/S/ STEVEN L. SHAPIRO Steven L. Shapiro	Director	February 25, 2016

/S/ JANE J. THOMPSON Jane J. Thompson	Director	February 25, 2016

/S/ LAURA S. UNGER Laura S. Unger	Director	February 25, 2016

/S/ BARRY L. WILLIAMS Barry L. Williams	Director	February 25, 2016

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Navient Corporation:

We have audited Navient Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Navient Corporation:

We have audited the accompanying consolidated balance sheets of Navient Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

February 25, 2016

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2015	December 31, 2014
Assets
FFELP Loans (net of allowance for losses of $78 and $93, respectively)	$96,498	$104,521
Private Education Loans (net of allowance for losses of $1,471 and $1,916, respectively)	26,394	29,796
Investments
Available-for-sale	5	6
Other	496	627

Total investments	501	633
Cash and cash equivalents	1,594	1,443
Restricted cash and investments	3,738	3,926
Goodwill and acquired intangible assets, net	705	369
Other assets	4,682	5,664

Total assets	$134,112	$146,352

Liabilities
Short-term borrowings	$2,570	$2,663
Long-term borrowings	124,833	136,866
Other liabilities	2,710	2,625

Total liabilities	130,113	142,154

Commitments and contingencies
Equity
Common stock, par value $0.01 per share; 1.125 billion shares authorized: 431 million and 426 million shares issued, respectively	4	4
Additional paid-in capital	2,967	2,893
Accumulated other comprehensive (loss) income (net of tax benefit (expense) of $30 and $(5), respectively)	(51)	9
Retained earnings	2,480	1,724

Total Navient Corporation stockholders’ equity before treasury stock	5,400	4,630
Less: Common stock held in treasury at cost: 82 million and 24 million shares, respectively	(1,425)	(432)

Total Navient Corporation stockholders’ equity	3,975	4,198
Noncontrolling interest	24	—

Total equity	3,999	4,198

Total liabilities and equity	$134,112	$146,352

Supplemental information — assets and liabilities of consolidated variable interest entities:

	December 31, 2015	December 31, 2014
FFELP Loans	$91,516	$100,367
Private Education Loans	23,124	24,418
Restricted cash	3,553	3,733
Other assets	293	1,230
Short-term borrowings	710	653
Long-term borrowings	106,510	117,678

Net assets of consolidated variable interest entities	$11,266	$11,417

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Interest income:
FFELP Loans	$2,524	$2,556	$2,822
Private Education Loans	1,756	2,156	2,527
Other loans	7	9	11
Cash and investments	8	9	17

Total interest income	4,295	4,730	5,377
Total interest expense	2,074	2,063	2,210

Net interest income	2,221	2,667	3,167
Less: provisions for loan losses	561	628	839

Net interest income after provisions for loan losses	1,660	2,039	2,328

Other income (loss):
Servicing revenue	340	298	290
Asset recovery and business processing revenue	367	388	420
Other income	17	82	100
Gains (losses) on sales of loans and investments	(9)	—	302
Gains on debt repurchases	21	—	42
Gains (losses) on derivative and hedging activities, net	166	139	(268)

Total other income	902	907	886

Expenses:
Salaries and benefits	467	479	504
Other operating expenses	451	508	538

Total operating expenses	918	987	1,042
Goodwill and acquired intangible asset impairment and amortization expense	12	9	13
Restructuring and other reorganization expenses	32	113	72

Total expenses	962	1,109	1,127

Income from continuing operations, before income tax expense	1,600	1,837	2,087
Income tax expense	604	688	776

Net income from continuing operations	996	1,149	1,311
Income from discontinued operations, net of tax expense	1	—	106

Net income	997	1,149	1,417
Less: net loss attributable to noncontrolling interest	—	—	(1)

Net income attributable to Navient Corporation	997	1,149	1,418
Preferred stock dividends	—	6	20

Net income attributable to Navient Corporation common stock	$997	$1,143	$1,398

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$2.66	$2.74	$2.94
Discontinued operations	—	—	.24

Total	$2.66	$2.74	$3.18

Average common shares outstanding	376	417	440

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$2.61	$2.69	$2.89
Discontinued operations	—	—	.23

Total	$2.61	$2.69	$3.12

Average common and common equivalent shares outstanding	382	425	449

Dividends per common share attributable to Navient Corporation	$.64	$.60	$.60

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2015	2014	2013
Net income	$997	$1,149	$1,417
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	(93)	(11)	27
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)	(1)	3	9

Total unrealized gains (losses) on derivatives	(94)	(8)	36
Unrealized gains (losses) on investments	—	2	(6)
Income tax (expense) benefit	34	2	(11)

Other comprehensive income (loss), net of tax	(60)	(4)	19

Comprehensive income	937	1,145	1,436
Less: comprehensive loss attributable to noncontrolling interest	—	—	(1)

Total comprehensive income attributable to Navient Corporation	$937	$1,145	$1,437

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

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Common Stock Shares			Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Issued	Treasury	Outstanding
Balance at December 31, 2014	425,637,635	(23,902,829)	401,734,806	$4	$2,893	$9	$1,724	$(432)	$4,198	$—	$4,198
Comprehensive income:
Net income	—	—	—	—	—	—	997	—	997	—	997
Other comprehensive loss, net of tax	—	—	—	—	—	(60)	—	—	(60)	—	(60)

Total comprehensive income	—	—	—	—	—	—	—	—	937	—	937
Cash dividends:
Common stock ($.64 per share)	—	—	—	—	—	—	(240)	—	(240)	—	(240)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	4,924,021	—	4,924,021	—	34	—	—	—	34	—	34
Tax benefit related to employee stock-based compensation plans	—	—	—	—	11	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	—	29	—	—	—	29	—	29
Common stock repurchased	—	(56,043,711)	(56,043,711)	—	—	—	—	(945)	(945)	—	(945)
Shares repurchased related to employee stock-based compensation plans	—	(2,404,328)	(2,404,328)	—	—	—	—	(48)	(48)	—	(48)
Noncontrolling interests in businesses	—	—	—	—	—	—	—	—	—	24	24

Balance at December 31, 2015	430,561,656	(82,350,868)	348,210,788	$4	$2,967	$(51)	$2,480	$(1,425)	$3,975	$24	$3,999

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2015	2014	2013
Operating activities
Net income	$997	$1,149	$1,417
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(1)	—	(106)
(Gains) losses on loans and investments, net	9	—	(302)
Gains on debt repurchases, net	(21)	—	(42)
Goodwill and acquired intangible assets impairment and amortization expense	12	9	13
Stock-based compensation expense	29	39	47
Unrealized gains on derivative and hedging activities	(781)	(797)	(444)
Provisions for loan losses	561	628	839
Decrease (increase) in restricted cash — other	66	(64)	(11)
Decrease (increase) in accrued interest receivable	175	(75)	(68)
Decrease in accrued interest payable	(42)	(27)	(23)
Decrease in other assets	1,045	853	625
Decrease in other liabilities	(139)	(51)	(87)

Cash provided by operating activities — continuing operations	1,910	1,664	1,858
Cash provided by operating activities — discontinued operations	—	—	142

Total net cash provided by operating activities	1,910	1,664	2,000

Investing activities
Education loans acquired and originated	(3,736)	(13,803)	(4,555)
Reduction of education loans:
Installment payments, claims and other	13,933	12,321	11,763
Proceeds from sales of education loans	569	—	768
Other investing activities, net	131	123	144
Purchases of available-for-sale securities	—	(28)	(73)
Proceeds from maturities of available-for-sale securities	1	4	38
Purchases of other securities	(187)	(785)	(375)
Proceeds from sales and maturities of other securities	97	800	381
Decrease (increase) in restricted cash — variable interest entities	220	(285)	1,119
Purchase of subsidiaries, net of cash acquired	(342)	—	—

Total net cash provided by (used in) investing activities	10,686	(1,653)	9,210

Financing activities
Distribution of consumer banking business	—	(2,217)	—
Borrowings collateralized by loans in trust — issued	5,011	6,776	9,534
Borrowings collateralized by loans in trust — repaid	(14,706)	(12,534)	(13,468)
Asset-backed commercial paper conduits, net	974	5,440	3,242
ED Conduit Program Facility, net	—	—	(9,551)
Other long-term borrowings issued	493	1,817	5,154
Other long-term borrowings repaid	(2,787)	(3,162)	(4,201)
Other financing activities, net	(245)	251	(895)
Retail and other deposits, net	—	726	1,149
Common stock repurchased	(945)	(600)	(600)
Common stock dividends paid	(240)	(249)	(264)
Preferred stock dividends paid	—	(6)	(20)

Net cash used in financing activities	(12,445)	(3,758)	(9,920)

Net increase (decrease) in cash and cash equivalents	151	(3,747)	1,290
Cash and cash equivalents at beginning of year	1,443	5,190	3,900

Cash and cash equivalents at end of year	$1,594	$1,443	$5,190

Cash disbursements made (refunds received) for:
Interest	$1,981	$1,983	$2,163

Income taxes paid	$88	$484	$636

Income taxes received	$(14)	$(108)	$(20)

Noncash activity:
Investing activity — Education loans and other assets acquired	$—	$—	$—

Education loans and other assets removed related to sale of Residual Interest in securitization	$—	$—	$(11,802)

Financing activity — Borrowings assumed in acquisition of education loans and other assets	$—	$—	$—

Borrowings removed related to sale of Residual Interest in securitization	$—	$—	$(12,084)

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Navient’s Business

Navient is the nation’s leading loan management, servicing and asset recovery company, committed to helping customers navigate the path to financial success. Servicing more than $300 billion in education loans, Navient supports the educational and economic achievements of more than 12 million customers. A growing number of government and higher education clients rely on Navient for proven solutions to meet their financial goals. Navient began trading on NASDAQ as an independent company on May 1, 2014. Our website is navient.com. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Annual Report on Form 10-K.

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

Navient services its own portfolio of education loans, as well as education loans owned by banks, credit unions, other financial institutions, non-profit education lenders and ED. Navient is one of four Title IV Additional Servicers (“TIVAS”) to ED under its Direct Student Loan Program (“DSLP”). Navient also provides asset recovery services on its own portfolio (consisting of both education loans and other asset classes), and on behalf of guaranty agencies, higher education institutions, and federal, state, court and municipal clients. In addition, we provide business processing services on behalf of municipalities, public authorities and hospitals.

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

Due to the relative significance of Navient to SLM Corporation prior to the Spin-Off, for financial reporting purposes, Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to SLM Corporation as constituted prior to the Spin-Off, notwithstanding the legal form of the Spin-Off. Since Navient is the accounting successor, the historical financial statements of SLM Corporation prior to the Spin-Off are the historical financial statements of Navient. As a result, the GAAP financial results reported in this Annual Report on Form 10-K include the historical financial results of SLM Corporation prior to the Spin-Off on April 30, 2014 (i.e., such consolidated results include our loan management, servicing and asset recovery business and the consumer banking business associated with Sallie Mae Bank (“SLM BankCo”)) and reflect the deemed distribution of SLM BankCo to SLM Corporation’s stockholders on April 30, 2014.

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

Use of Estimates

Our financial reporting and accounting policies conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Current market conditions increase the risk and complexity of the judgments in these estimates and actual results could differ from estimates. Key accounting policies that include the most significant judgments, estimates and assumptions include the allowance for loan losses, the effective interest rate method (amortization of education loan and debt premiums and discounts), fair value measurement, the consolidation of variable interest entities, and derivative accounting.

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

We consolidate any VIEs where we have determined we are the primary beneficiary. The primary beneficiary is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As it relates to our securitizations and other secured borrowing facilities that are VIEs as of December 31, 2015, we are the servicer of the related education loan assets and own the Residual Interest of the securitization trusts and secured borrowing facilities. As a result, we are the primary beneficiary and consolidate those VIEs.

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

Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, our policy in estimating fair value is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on current market conditions, additional adjustments to fair value may be based on factors such as liquidity, credit, and bid/offer spreads. Transaction costs are not included in the determination of fair value. When possible, we seek to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

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

Loans

Loans, consisting primarily of federally insured education loans and Private Education Loans, that we have the ability and intent to hold for the foreseeable future are classified as held-for-investment and are carried at amortized cost. Amortized cost includes the unamortized premiums, discounts, and capitalized origination costs and fees, all of which are amortized to interest income as further discussed below. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans we have not classified as held-for-investment are classified as held-for-sale, and carried at the lower of cost or fair value. Loans are classified as held-for-sale when we have the intent and ability to sell such loans. Loans which are held-for-sale do not have the associated premium, discount, and capitalized origination costs and fees amortized into interest income. In addition, once a loan is classified as held-for-sale, there is no further adjustment to the loan’s allowance for loan losses that existed immediately prior to the reclassification to held-for-sale.

Allowance for Loan Losses

We consider a loan to be impaired when, based on current information, a loss has been incurred and it is probable that we will not receive all contractual amounts due. When making our assessment as to whether a loan is impaired, we also take into account more than insignificant delays in payment. We generally evaluate impaired loans on an aggregate basis by grouping similar loans. Impaired loans also include those loans which are individually assessed for impairment at a loan level, such as in a troubled debt restructuring (“TDR”). We maintain an allowance for loan losses at an amount sufficient to absorb losses incurred in our portfolios at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio.

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

losses are primarily unemployment rates. Our allowance for loan losses is estimated using an analysis of delinquent and current accounts. Our model is used to estimate the likelihood that a loan may progress through the various delinquency stages and ultimately charge off. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. The estimate for the allowance for loan losses is subject to a number of assumptions. If actual future performance in delinquency, charge-offs and recoveries are significantly different than estimated, this could materially affect our estimate of the allowance for loan losses and the related provision for loan losses on our income statement.

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

To estimate the probable credit losses incurred in the loan portfolio at the reporting date, we use historical experience of customer payment behavior in connection with the key credit quality indicators and incorporate management expectations regarding macroeconomic and collection procedure factors. Our model is based upon the most recent twelve months of actual collection experience as the starting point for the non-TDR portfolio and the most recent approximate 10 years for the TDR portfolio and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our model for the non-TDR portfolio places a greater emphasis on the more recent default experience rather than the default experience for older historical periods, as we believe the recent default experience is more indicative of the probable losses incurred in the loan portfolio today that will default over the next two years. The TDR portfolio uses a longer historical default experience since we are projecting life of loan remaining losses. Similar to estimating defaults, we use historical customer payment behavior to estimate the timing and amount of future recoveries on charged-off loans. We use judgment in determining whether historical performance is representative of what we expect to collect in the future. We then apply the default and collection rate projections to each category of loans. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered. Additionally, we consider changes in laws and regulations that could potentially impact the allowance for loan losses. More judgment has been required over the last several years, compared with years prior, in light of the U.S. economy and its effect on our customers’ ability to pay their obligations. We believe that our model reflects recent customer behavior, loan performance and collection performance, as well as expectations about economic factors.

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

Certain Private Education Loans do not require customers to begin repayment until six months after they have graduated or otherwise left school. Consequently, our loss estimates for these programs are generally low while the customer is in school. At December 31, 2015, 7 percent of the principal balance in the higher education Private Education Loan portfolio was related to customers who are in an in-school/grace/deferment status and not required to make payments. As this population of customers leaves school, they will be required to begin payments on their loans, and the allowance for loan losses may change accordingly.

As part of determining the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the charge-off rate and delinquency and forbearance percentages and the resulting allowance coverage of charge-offs ratio, and the allowance as a percentage of total loans and of loans in repayment.

Our allowance for Private Education Loan losses also provides for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans. At the end of each month, for loans that are 212 or more days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for Private Education Loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The financial crisis, which began in 2007, impacted our collections on defaulted loans and as a result, Private Education Loans which defaulted from 2007 through March 31, 2015, experienced collection performance below our pre-financial crisis experience. For that reason, until we gained enough data and experience to determine the long-term, post-default recovery rate of 21 percent in second-quarter 2015, we established a reserve for potential shortfalls in recoveries. In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans. We no longer expect to have significant periodic recovery shortfalls as a result of this change; however, it is possible we may continue to experience shortfalls.

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

Restricted Cash and Investments

Restricted cash primarily includes amounts held in education loan securitization trusts and other secured borrowings. This cash must be used to make payments related to trust obligations. Amounts on deposit in these accounts are primarily the result of timing differences between when principal and interest is collected on the trust assets and when principal and interest is paid on trust liabilities. As such, changes in this balance are reflected in investing activities in the statement of cash flows.

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

Irrespective of whether a securitization receives sale or on-balance sheet treatment, our continuing involvement with our securitization trusts is generally limited to:

•	Owning the equity certificates of certain trusts.

•	The servicing of the education loan assets within the securitization trusts, on both a pre- and post-default basis.

•	Our acting as administrator for the securitization transactions we sponsored, which includes remarketing certain bonds at future dates.

•	Our responsibilities relative to representation and warranty violations.

•	Temporarily advancing to the trust certain borrower benefits afforded the borrowers of education loans that have been securitized. These advances subsequently are returned to us in the next quarter.

•	Certain back-to-back derivatives entered into by us contemporaneously with the execution of derivatives by certain Private Education Loan securitization trusts.

•	The option held by us to buy certain delinquent loans from certain Private Education Loan securitization trusts.

•	The option to exercise the clean-up call and purchase the education loans from the trust when the asset balance is 10 percent or less of the original loan balance.

•	The option, on some trusts, to purchase education loans aggregating up to 10 percent of the trust’s initial pool balance.

•	The option (in certain trusts) to call rate reset notes in instances where the remarketing process has failed.

The investors of the securitization trusts have no recourse to our other assets should there be a failure of the trusts to pay when due. Generally, the only arrangements under which we have to provide financial support to the trusts are representation and warranty violations requiring the buyback of loans.

Under the terms of the transaction documents of certain trusts, we have, from time to time, exercised our options to purchase delinquent loans from Private Education Loan trusts, to purchase the remaining loans from trusts once the loan balance falls below 10 percent of the original amount, to purchase education loans up to 10 percent of the trust’s initial balance, or to call rate reset notes. Certain trusts maintain financial arrangements with third parties also typical of securitization transactions, such as derivative contracts (swaps) and bond insurance policies that, in the case of a counterparty failure, could adversely impact the value of any Residual Interest.

We do not record servicing assets or servicing liabilities when our securitization trusts are accounted for as on-balance sheet secured financings. As of December 31, 2015 and 2014, all of our securitization trusts are on-balance sheet, except as discussed in the next paragraph, and as a result we do not have servicing assets or liabilities recorded on the consolidated balance sheet related to these securitization trusts.

As of December 31, 2015, we have $15 million of servicing assets on our balance sheet related to Residual Interests in FFELP Loan securitization trusts we sold in 2013. See “Note 3 — Education Loans” for further details.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Education Loan Interest Income

For loans classified as held-for-investment, we recognize education loan interest income as earned, adjusted for the amortization of premiums and capitalized direct origination costs, accretion of discounts, and Repayment Borrower Benefits. These adjustments result in income being recognized based upon the expected yield of the loan over its life after giving effect to prepayments and extensions, and to estimates related to Repayment Borrower Benefits. The estimate of the prepayment speed includes the effect of consolidations, voluntary prepayments and defaults, all of which shorten the life-of-loan. Prepayment speed estimates also consider the utilization of deferment, forbearance and extended repayment and payment modification plans which lengthen the life-of-loan. For Repayment Borrower Benefits, the estimates of their effect on education loan yield are based on analyses of historical payment behavior of customers who are eligible for the incentives and its effect on the ultimate qualification rate for these incentives. We regularly evaluate the assumptions used to estimate the prepayment speeds and the qualification rates used for Repayment Borrower Benefits. In instances where there are changes to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the acquisition of the loan. Additionally, interest earned on education loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy as discussed further in “Allowance for Loan Losses” of this Note 2. We do not amortize any premiums, discounts or other adjustments to the basis of education loans when they are classified as held-for-sale.

Interest Expense

Interest expense is based upon contractual interest rates adjusted for the amortization of debt issuance costs and premiums and the accretion of discounts. Our interest expense may also be adjusted for net payments/receipts related to interest rate and foreign currency swap agreements that qualify and are designated as hedges. Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions that qualified as hedges. Amortization of debt issuance costs, premiums, discounts and terminated hedge-basis adjustments are recognized using the effective interest rate method.

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

Asset Recovery and Business Processing Revenue

Asset recovery fees are received for collections or rehabilitation of delinquent or defaulted debt on behalf of clients performed on a contingency basis. Revenue is earned and recognized upon the completion of rehabilitation activities or upon receipt of the delinquent customer funds. We also receive fees from Guarantor agencies for performing default aversion services on delinquent loans prior to default. The fee is received when the loan is initially placed with us and we are obligated to provide such services for the remaining life of the loan for no additional fee. In the event that the loan defaults, we are obligated to rebate a portion of the fee to the Guarantor agency in proportion to the principal and interest outstanding when the loan defaults. We recognize fees received, net of an estimate of future rebates owed due to subsequent defaults, over the service period which is estimated to be the life of the loan.

Business processing fees are received generally based on processing transactions. Revenue is earned and recognized upon the completion of processing the transaction and in some cases also upon the processing of a payment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Transfer of Financial Assets and Extinguishments of Liabilities

We account for loan sales and debt repurchases in accordance with the applicable accounting guidance. Our securitizations and other secured borrowings are accounted for as on-balance sheet secured borrowings. See “Securitization Accounting” of this Note 2 for further discussion on the criteria assessed to determine whether a transfer of financial assets is a sale or a secured borrowing. If a transfer of loans qualifies as a sale we derecognize the loan and recognize a gain or loss as the difference between the carrying basis of the loan sold and liabilities retained and the compensation received.

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

Derivative Accounting

The accounting guidance for our derivative instruments, which primarily includes interest rate swaps, cross-currency interest rate swaps and Floor Income Contracts, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements exclusive of accrued interest and cash collateral held or pledged.

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

Restructuring and Other Reorganization Expenses

From time to time we implement plans to restructure our business. In conjunction with these restructuring plans, involuntary benefit arrangements, disposal costs (including contract termination costs and other exit costs), as well as certain other costs that are incremental and incurred as a direct result of our restructuring plans, are classified as restructuring expenses in the consolidated statements of income.

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

The Company administers the Navient Corporation Employee Severance Plan and the Navient Corporation Executive Severance Plan for Senior Officers (collectively, “the Severance Plan”). The Severance Plan provides severance benefits in the event of termination of the Company’s full-time employees and part-time employees who work at least 24 hours per week. The Severance Plan establishes specified benefits based on base salary, job level immediately preceding termination and years of service upon involuntary termination of employment. The benefits payable under the Severance Plan relate to past service, and they accumulate and vest. Accordingly, we recognize severance expenses to be paid pursuant to the Severance Plan when payment of such benefits is probable and can be reasonably estimated in accordance with ASC 712, “Compensation — Nonretirement Postemployment Benefits.” Such benefits, including severance pay calculated based on the Severance Plan, medical and dental benefits, and outplacement services expenses are classified as restructuring and other reorganization expenses in the consolidated statements of income.

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

“Income tax expense/(benefit)” includes (i) deferred tax expense/(benefit), which represents the net change in the deferred tax asset or liability balance during the year plus any change in a valuation allowance and (ii) current tax expense/(benefit), which represents the amount of tax currently payable to or receivable from a tax authority plus amounts accrued for unrecognized tax benefits. Income tax expense/(benefit) excludes the tax effects related to adjustments recorded in equity.

If we have an uncertain tax position, then that tax position is recognized only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of tax benefit recognized in the financial statements is the largest amount of benefit that is more than 50 percent likely of being sustained upon ultimate settlement of the uncertain tax position. We recognize interest related to unrecognized tax benefits in income tax expense/(benefit) and penalties, if any, in operating expenses.

Discontinued Operations

Effective in 2015, the criteria for what qualifies to be presented as discontinued operations changed. Under the new guidance, a disposal of a “Component” or group of components of a business resulting in a strategic shift that has or will have a major impact on the company’s operations and financial results is presented as discontinued operations. This may include strategic shifts such as a disposal of a major geographic area, a major line of business or a major equity method investment. When we determine that a Component of our business has been disposed of or has met the criteria to be classified as held-for-sale such Component is presented separately as discontinued operations. If a Component is classified as held-for-sale, then it is carried at the lower of its cost basis or fair value. Included within discontinued operations are the accounting results related to our Campus Solutions and 529 college-savings plan administration businesses, which were sold during 2013. See “Note 16 —Discontinued Operations” for further discussion.

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

Reclassifications

Certain reclassifications have been made to the balances as of and for the years ended December 31, 2014 and 2013, to be consistent with classifications adopted for 2015, which had no effect on net income, total assets or total liabilities.

Recently Issued Accounting Pronouncements

Revenue Recognition

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB agreed to defer the mandatory effective date by one year. Accordingly, the new standard is effective for the Company as of January 1, 2018. Early application is permitted as of January 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We continue to evaluate the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We do not expect it to have a material impact.

Classification and Measurement

On January 5, 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which reconsiders the classification and measurement of financial instruments. The objective of this project is to significantly improve the usefulness of financial instrument reporting for users of financial statements. It will be effective for public companies in fiscal years beginning after December 15, 2017. We do not expect this update to have a material impact on the company.

3.	Education Loans

Education loans consist of FFELP and Private Education Loans.

There are three principal categories of FFELP Loans: Stafford, PLUS, and FFELP Consolidation Loans. Generally, Stafford and PLUS Loans have repayment periods of between five and ten years. FFELP Consolidation Loans have repayment periods of twelve to thirty years. FFELP Loans do not require repayment, or have modified repayment plans, while the customer is in-school and during the grace period immediately upon leaving school. The customer may also be granted a deferment or forbearance for a period of time based on need, during which time the customer is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment and forbearance period. FFELP Loans obligate the customer to pay interest at a stated fixed rate or a variable rate reset annually (subject to a cap) on July 1 of each year depending on when the loan was originated and the loan type. FFELP Loans disbursed before April 1, 2006 earn interest at the greater of the borrower’s rate or a floating rate based on the Special Allowance Payment (“SAP”) formula, with the interest earned on the floating rate that exceeds the interest earned from the customer being paid directly by ED. In low or certain declining interest rate environments when education loans are earning at the fixed borrower rate and the interest on the funding for the loans is variable and declining, we can earn additional spread income that we refer to as Floor Income. For loans disbursed after April 1, 2006, FFELP Loans effectively only earn at the SAP rate, as the excess interest earned when the borrower rate exceeds the SAP rate (Floor Income) is required to be rebated to ED.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Education Loans (Continued)

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

Private Education Loans bear the full credit risk of the customer. Private Education Loans generally carry a variable rate indexed to LIBOR or Prime indices. The majority of loans in our portfolio are cosigned. Similar to FFELP loans, Private Education Loans are generally non-dischargeable in bankruptcy. Most loans have repayment terms of 10 to 15 years or more, and for loans made prior to 2009, payments are typically deferred until after graduation. However, since 2009 we began to encourage interest-only or fixed payment options while the customer is enrolled in school.

The estimated weighted average life of education loans in our portfolio was approximately 7.1 years and 7.2 years at December 31, 2015 and 2014, respectively. The following table reflects the distribution of our education loan portfolio by program.

	December 31, 2015		Year Ended December 31, 2015
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Education Loans, net(1)	$36,950	30%	$38,932	2.05%
FFELP Consolidation Loans, net	59,548	48	61,489	2.80
Private Education Loans, net	26,394	22	28,803	6.10

Total education loans, net	$122,892	100%	$129,224	3.31%

	December 31, 2014		Year Ended December 31, 2014
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Education Loans, net(1)	$41,065	31%	$38,335	2.05%
FFELP Consolidation Loans, net	63,456	47	62,327	2.84
Private Education Loans, net	29,796	22	33,672	6.40

Total education loans, net	$134,317	100%	$134,334	3.51%

(1)	Primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans.

As of December 31, 2015 and 2014, 80 percent and 78 percent, respectively, of our education loan portfolio was in repayment.

Loan Sales

In 2015, we sold $412 million of FFELP Loans for a $12 million gain and $178 million of low-interest rate Private Education Loans for a $21 million loss. In 2013, we sold Residual Interests in FFELP Loan securitization trusts to third parties. We continue to service the education loans in the trusts under existing agreements. As a

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Education Loans (Continued)

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

The financial statements of Navient reflect the deemed distribution of SLM BankCo on April 30, 2014. As a result of the deemed distribution, all disclosures in this footnote as of a date prior to April 30, 2014 include SLM BankCo’s FFELP and Private Education Loans, whereas the disclosures as of December 31, 2014 and 2015 do not contain SLM BankCo’s FFELP and Private Education Loans.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Year Ended December 31, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$93	$1,916	$24	$2,033
Total provision	26	538	(3)	561
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	—	(330)
Net charge-offs remaining(2)	(41)	(659)	(6)	(706)

Total net charge-offs	(41)	(989)	(6)	(1,036)
Reclassification of interest reserve(3)	—	11	—	11
Loan sales	—	(5)	—	(5)

Ending balance	$78	$1,471	$15	$1,564

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,209	$12	$1,221
Ending balance: collectively evaluated for impairment	$78	$262	$3	$343
Loans:
Ending balance: individually evaluated for impairment(4)	$—	$10,965	$37	$11,002
Ending balance: collectively evaluated for impairment(4)	$95,489	$17,431	$49	$112,969
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	.05%	2.55%	6.17%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	—%	1.28%	—%
Allowance coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	1.9	2.2	2.5
Allowance as a percentage of the ending total loan balance	.08%	5.18%	17.28%
Allowance as a percentage of the ending loans in repayment	.10%	6.00%	17.28%
Ending total loans(4)	$95,489	$28,396	$86
Average loans in repayment	$75,945	$25,802	$97
Ending loans in repayment	$73,934	$24,502	$86

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

(4)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$119	$2,097	$28	$2,244
Total provision	40	588	—	628
Charge-offs(1)	(60)	(717)	(4)	(781)
Reclassification of interest reserve(2)	—	17	—	17
Distribution of SLM BankCo	(6)	(69)	—	(75)

Ending balance	$93	$1,916	$24	$2,033

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,132	$19	$1,151
Ending balance: collectively evaluated for impairment	$93	$784	$5	$882
Loans:
Ending balance: individually evaluated for impairment	$—	$10,609	$45	$10,654
Ending balance: collectively evaluated for impairment	$103,438	$21,697	$62	$125,197
Charge-offs as a percentage of average loans in repayment	.08%	2.51%	3.31%
Allowance coverage of charge-offs	1.5	2.7	6.1
Allowance as a percentage of the ending total loan balance	.09%	5.93%	22.23%
Allowance as a percentage of the ending loans in repayment	.12%	7.11%	22.23%
Ending total loans(3)	$103,438	$32,306	$107
Average loans in repayment	$72,829	$28,577	$117
Ending loans in repayment	$78,211	$26,949	$107

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Year Ended December 31, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$159	$2,171	$47	$2,377
Total provision	52	787	—	839
Charge-offs(1)	(78)	(878)	(19)	(975)
Student loan sales	(14)	—	—	(14)
Reclassification of interest reserve(2)	—	17	—	17

Ending balance	$119	$2,097	$28	$2,244

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,048	$20	$1,068
Ending balance: collectively evaluated for impairment	$119	$1,049	$8	$1,176
Loans:
Ending balance: individually evaluated for impairment	$—	$9,262	$45	$9,307
Ending balance: collectively evaluated for impairment	$103,672	$31,051	$85	$134,808
Charge-offs as a percentage of average loans in repayment	.10%	2.78%	12.28%
Allowance coverage of charge-offs	1.5	2.4	1.5
Allowance as a percentage of the ending total loan balance	.12%	5.20%	21.42%
Allowance as a percentage of the ending loans in repayment	.16%	6.68%	21.42%
Ending total loans(3)	$103,672	$40,313	$130
Average loans in repayment	$80,822	$31,556	$156
Ending loans in repayment	$76,504	$31,370	$130

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

	Private Education Loans Credit Quality Indicators
	December 31, 2015		December 31, 2014
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$25,280	92%	$28,527	92%
Non-Traditional(1)	2,235	8	2,534	8

Total	$27,515	100%	$31,061	100%

Cosigners:
With cosigner	$17,738	64%	$20,001	64%
Without cosigner	9,777	36	11,060	36

Total	$27,515	100%	$31,061	100%

Seasoning(2):
1-12 payments	$1,776	7%	$2,734	9%
13-24 payments	1,977	7	3,161	10
25-36 payments	2,982	11	4,259	14
37-48 payments	3,787	14	4,404	14
More than 48 payments	14,953	54	13,450	43
Not yet in repayment	2,040	7	3,053	10

Total	$27,515	100%	$31,061	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was received.

(3)	Balance represents gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	December 31,
	2015		2014		2013
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$8,257		$10,861		$13,678
Loans in forbearance(2)	13,298		14,366		13,490
Loans in repayment and percentage of each status:
Loans current	62,651	84.7%	65,221	83.4%	63,330	82.8%
Loans delinquent 31-60 days(3)	3,285	4.5	3,942	5.0	3,746	4.9
Loans delinquent 61-90 days(3)	1,856	2.5	2,451	3.1	2,207	2.9
Loans delinquent greater than 90 days(3)	6,142	8.3	6,597	8.5	7,221	9.4

Total FFELP Loans in repayment	73,934	100%	78,211	100%	76,504	100%

Total FFELP Loans, gross	95,489		103,438		103,672
FFELP Loan unamortized premium	1,087		1,176		1,035

Total FFELP Loans	96,576		104,614		104,707
FFELP Loan allowance for losses	(78)		(93)		(119)

FFELP Loans, net	$96,498		$104,521		$104,588

Percentage of FFELP Loans in repayment		77.4%		75.6%		73.8%

Delinquencies as a percentage of FFELP Loans in repayment		15.3%		16.6%		17.2%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.2%		15.5%		15.0%

(1)

Loans for customers who may still be attending school or engaging in other permitted educational activities and are not required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for customers who have requested and qualify for other permitted program deferments such as military, unemployment or economic hardships.

(2)

Loans for customers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Traditional Private Education Loan Delinquencies
	December 31,
	2015		2014		2013
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,859		$2,777		$6,088
Loans in forbearance(2)	863		935		969
Loans in repayment and percentage of each status:
Loans current	21,085	93.5%	23,012	92.7%	26,977	92.8%
Loans delinquent 31-60 days(3)	491	2.2	624	2.5	674	2.3
Loans delinquent 61-90 days(3)	292	1.3	363	1.5	420	1.4
Loans delinquent greater than 90 days(3)	690	3.0	816	3.3	1,012	3.5

Total traditional loans in repayment	22,558	100%	24,815	100%	29,083	100%

Total traditional loans, gross	25,280		28,527		36,140
Traditional loans unamortized discount	(470)		(526)		(629)

Total traditional loans	24,810		28,001		35,511
Traditional loans receivable for partially charged-off loans	560		775		799
Traditional loans allowance for losses	(1,236)		(1,515)		(1,592)

Traditional loans, net	$24,134		$27,261		$34,718

Percentage of traditional loans in repayment		89.2%		87.0%		80.5%

Delinquencies as a percentage of traditional loans in repayment		6.5%		7.3%		7.2%

Loans in forbearance as a percentage of traditional loans in repayment and forbearance		3.7%		3.6%		3.2%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Non-Traditional Private Education Loan Delinquencies
	December 31,
	2015		2014		2013
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$181		$276		$440
Loans in forbearance(2)	110		124		133
Loans in repayment and percentage of each status:
Loans current	1,646	84.7%	1,749	81.9%	1,791	78.3%
Loans delinquent 31-60 days(3)	86	4.4	110	5.2	128	5.6
Loans delinquent 61-90 days(3)	56	2.9	73	3.4	93	4.1
Loans delinquent greater than 90 days(3)	156	8.0	202	9.5	275	12.0

Total non-traditional loans in repayment	1,944	100%	2,134	100%	2,287	100%

Total non-traditional loans, gross	2,235		2,534		2,860
Non-traditional loans unamortized discount	(61)		(68)		(75)

Total non-traditional loans	2,174		2,466		2,785
Non-traditional loans receivable for partially charged-off loans	321		470		514
Non-traditional loans allowance for losses	(235)		(401)		(505)

Non-traditional loans, net	$2,260		$2,535		$2,794

Percentage of non-traditional loans in repayment		87.0%		84.2%		80.0%

Delinquencies as a percentage of non-traditional loans in repayment		15.3%		18.1%		21.7%

Loans in forbearance as a percentage of non-traditional loans in repayment and forbearance		5.4%		5.5%		5.5%

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

second-quarter 2015, we established a reserve for potential shortfalls in recoveries. In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans. We no longer expect to have significant periodic recovery shortfalls as a result of this change; however, it is possible we may continue to experience shortfalls.

The following table summarizes the activity in the receivable for partially charged-off loans.

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Receivable at beginning of period	$1,245	$1,313	$1,347
Expected future recoveries of current period defaults(1)	183	233	290
Recoveries(2)	(198)	(215)	(230)
Net adjustment resulting from the change in the charge-off rate(3)	(330)	—	—
Net charge-offs remaining	(19)	(86)	(94)

Total net charge-offs	(349)	(86)	(94)

Receivable at end of period	881	1,245	1,313
Allowance for estimated recovery shortfalls(4)	—	(385)	(336)

Net receivable at end of period	$881	$860	$977

(1)	Represents the difference between the loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

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

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 56 percent and 51 percent of the loans granted forbearance have qualified as a TDR loan at December 31, 2015, and 2014, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of December 31, 2015 and 2014 was $2.5 billion and $2.2 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

At December 31, 2015 and 2014, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
December 31, 2015
Private Education Loans — Traditional	$9,134	$9,200	$995
Private Education Loans — Non-Traditional	1,441	1,442	214

Total	$10,575	$10,642	$1,209

December 31, 2014
Private Education Loans — Traditional	$8,728	$8,790	$917
Private Education Loans — Non-Traditional	1,477	1,476	215

Total	$10,205	$10,266	$1,132

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Years Ended December 31,
	2015		2014		2013
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$8,976	$539	$8,139	$497	$6,805	$418
Private Education Loans — Non-Traditional	1,461	114	1,456	116	1,376	112

Total	$10,437	$653	$9,595	$613	$8,181	$530

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	December 31,
	2015		2014		2013
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in deferment(1)	$706		$825		$913
Loans in forbearance(2)	695		745		740
Loans in repayment and percentage of each status:
Loans current	7,885	85.3%	7,186	82.7%	5,613	76.5%
Loans delinquent 31-60 days(3)	414	4.5	464	5.3	469	6.4
Loans delinquent 61-90 days(3)	263	2.8	299	3.4	330	4.5
Loans delinquent greater than 90 days(3)	679	7.4	747	8.6	921	12.6

Total TDR loans in repayment	9,241	100%	8,696	100%	7,333	100%

Total TDR loans, gross	$10,642		$10,266		$8,986

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

	Years Ended December 31,
	2015			2014			2013
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment- Default	Modified Loans(1)	Charge- Offs(2)	Payment- Default	Modified Loans(1)	Charge- Offs(2)	Payment- Default
Private Education Loans — Traditional	$1,464	$351	$342	$1,858	$332	$449	$2,114	$372	$680
Private Education Loans — Non-Traditional	140	108	61	206	107	100	314	132	184

Total	$1,604	$459	$403	$2,064	$439	$549	$2,428	$504	$864

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans.

(Dollars in millions)	Accrued Interest Receivable	Allowance for Uncollectible Interest
December 31, 2015
Private Education Loans — Traditional	$433	$26
Private Education Loans — Non-Traditional	57	9

Total	$490	$35

December 31, 2014
Private Education Loans — Traditional	$542	$29
Private Education Loans — Non-Traditional	70	11

Total	$612	$40

December 31, 2013
Private Education Loans — Traditional	$926	$46
Private Education Loans — Non-Traditional	97	20

Total	$1,023	$66

5.	Business Combinations, Goodwill and Acquired Intangible Assets

Business Combinations

Acquisitions are accounted for under the acquisition method of accounting as defined in ASC 805, “Business Combinations.” The Company allocates the purchase price to the fair value of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser.

During 2015, Navient completed the acquisitions of Gila LLC and Xtend Healthcare. Navient has not disclosed the pro forma impact of the acquisitions to the results of operations for the years ending December 31, 2015 and 2014, as the pro forma impact was deemed immaterial.

Acquisition of Gila LLC

On February 20, 2015, the Company acquired a 98 percent majority controlling interest in Gila LLC for approximately $185 million. Gila LLC is an asset recovery and business processing firm. The firm provides receivables management services and account processing solutions for state governments, agencies, court systems and municipalities. The results of operations of Gila LLC have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Services segment.

As of September 30, 2015, the Company finalized its purchase price allocation for Gila LLC which resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of $97 million.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Business Combinations, Goodwill and Acquired Intangible Assets (Continued)

Acquisition of Xtend Healthcare

On October 20, 2015, Navient acquired a 91 percent controlling interest in Xtend Healthcare for approximately $164 million. Xtend Healthcare is a health care revenue cycle management company that provides health insurance claims billing and account resolution, as well as patient billing and customer service. The results of operations of Xtend Healthcare have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Services segment.

The Company’s purchase price allocation as of December 31, 2015 is preliminary as the Company is awaiting the final results of a valuation that is being performed by an independent appraiser. We anticipate the purchase price allocation will be completed by the end of the second quarter of 2016. The preliminary estimate of goodwill is $101 million.

Identifiable intangible assets at the acquisition date include the Xtend Healthcare trade name, an indefinite life intangible asset, with a preliminary estimated aggregate fair value of approximately $15 million as of the acquisition date. Definite life intangible assets with preliminary estimated aggregate fair values of approximately $51 million as of the acquisition date consist primarily of customer relationships.

Goodwill

All acquisitions must be assigned to a reporting unit or units. A reporting unit is the same as, or one level below, an operating segment. We have four reportable segments: FFELP Loans, Private Education Loans, Business Services and Other. The following table summarizes our goodwill, accumulated impairments and net goodwill for our reporting units and reportable segments.

	As of December 31, 2015			As of December 31, 2014
(Dollars in millions)	Gross	Accumulated Impairments	Net	Gross	Accumulated Impairments and Other Adjustments(1)	Net
FFELP Loans reportable segment	$194	$(4)	$190	$194	$(4)	$190
Private Education Loans reportable segment(1)	147	(41)	106	147	(41)	106
Business Services reportable segment:
Servicing	50	—	50	50	—	50
Asset Recovery — Contingency	136	(129)	7	136	(129)	7
Asset Recovery — Gila LLC	97	—	97	—	—	—
Asset Recovery — Xtend Healthcare	101	—	101	—	—	—

Total Business Services reportable segment	384	(129)	255	186	(129)	57

Total	$725	$(174)	$551	$527	$(174)	$353

(1)

In conjunction with our Separation from SLM BankCo, we removed $41 million of goodwill from our balance sheet as required under ASC 350, “Intangibles — Goodwill and Other.” This goodwill was allocated to the consumer banking business retained by SLM BankCo based on relative fair value. The former Consumer Lending reportable segment became the Private Education Loans reportable segment.

Annual Goodwill Impairment Testing — October 1, 2015

In performing our annual goodwill impairment analysis as of October 1, 2015, we assessed relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of an individual reporting unit is less than its carrying value. As part of our qualitative assessment, we considered the amount of excess fair

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Business Combinations, Goodwill and Acquired Intangible Assets (Continued)

values over the carrying values of individual reporting units as of October 1, 2013 when we last performed a step 1 goodwill impairment test and engaged an appraisal firm to estimate the fair values of our reporting units. The fair values of our reporting units at October 1, 2013 were substantially in excess of their carrying amounts. With respect to Business Services, we also considered the acquisition values and projected outlook of the reporting units acquired during 2015, Gila LLC and Xtend Healthcare.

We also considered that our market capitalization was greater than our book equity, the current legislative environment, our 2015 earnings, 2016 expected earnings and analyst expectations regarding our stock price. We viewed these factors as favorable despite a decline in our stock price and market capitalization in 2015. In addition, the cash flows for our FFELP Loans, Private Education Loans and Servicing reporting units are very predictable and the outlook and associated cash flow projections of these reporting units have not changed significantly since 2013 when we performed a step 1 analysis. Although the revenue streams have declined within the Asset Recovery — Contingency reporting unit, management has taken steps to reduce costs and create efficiencies. After assessing these relevant qualitative factors, we determined that it is more-likely-than-not that the fair values of our respective reporting units exceed their carrying amounts.

Acquired Intangible Assets

Acquired intangible assets include the following:

	As of December 31, 2015			As of December 31, 2014
(Dollars in millions)	Cost Basis(1)	Accumulated Impairment and Amortization(1)	Net	Cost Basis(1)	Accumulated Impairment and Amortization(1)	Net
Customer, services and lending relationships	$305	$(202)	$103	$199	$(192)	$7
Favorable lease	1	—	1	—	—	—
Non-competes	2	(1)	1	—	—	—
Software and technology	91	(78)	13	78	(78)	—
Trade names and trademarks	42	(6)	36	14	(5)	9

Total acquired intangible assets	$441	$(287)	$154	$291	$(275)	$16

(1)

Accumulated impairment and amortization includes impairment amounts only if the acquired intangible asset has been deemed partially impaired. When an acquired intangible asset is considered fully impaired and no longer in use, the cost basis and any accumulated amortization related to the asset is written off. In conjunction with our Separation from SLM BankCo, we removed aggregate cost basis and accumulated impairment and amortization of $100 million and $94 million, respectively, related to certain reporting units which were retained by SLM BankCo in their entirety.

Acquired intangible assets are subject to amortization with the exception of indefinite life trade names and trademarks totaling $34 million and $6 million, net of accumulated impairment, as of December 31, 2015 and 2014, respectively.

We recorded amortization of acquired intangible assets from continuing operations totaling $12 million, $9 million and $13 million in 2015, 2014 and 2013, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be $19 million, $15 million, $13 million, $12 million and $60 million in 2016, 2017, 2018, 2019 and after 2019, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes our borrowings.

	December 31, 2015			December 31, 2014
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,120	$13,976	$15,096	$1,066	$16,311	$17,377

Total unsecured borrowings	1,120	13,976	15,096	1,066	16,311	17,377
Secured borrowings:
FFELP Loan securitizations	—	77,764	77,764	—	86,241	86,241
Private Education Loan securitizations(1)	—	16,900	16,900	—	17,997	17,997
FFELP Loan — other facilities	—	16,276	16,276	—	15,358	15,358
Private Education Loan — other facilities	710	—	710	653	—	653
Other(2)	760	—	760	937	—	937

Total secured borrowings	1,470	110,940	112,410	1,590	119,596	121,186

Total before hedge accounting adjustments	2,590	124,916	127,506	2,656	135,907	138,563
Hedge accounting adjustments	(20)	(83)	(103)	7	959	966

Total	$2,570	$124,833	$127,403	$2,663	$136,866	$139,529

(1)	Includes $546 million of long-term debt related to the Private Education Loan asset-backed securitization repurchase facility (“Repurchase Facility”) as of December 31, 2015.

(2)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

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

	December 31, 2015		Year Ended December 31, 2015
(Dollars in millions)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
FFELP Loan — other facilities	$—	—%	$8	.40%
Private Education Loan — other facilities	710	1.47	636	1.86
Senior unsecured debt	1,100	5.97	1,625	5.48
Other interest-bearing liabilities	760	.20	898	.13

Total short-term borrowings	$2,570	3.02%	$3,167	3.23%

Maximum outstanding at any month end	$4,710

	December 31, 2014		Year Ended December 31, 2014
(Dollars in millions)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Bank deposits	$—	—%	$2,032	1.14%
FFELP Loan — other facilities	—	—	2,893	.37
Private Education Loan — other facilities	653	1.06	397	1.85
Senior unsecured debt	1,073	4.40	1,385	4.36
Other interest-bearing liabilities	937	.06	834	.09

Total short-term borrowings	$2,663	2.06%	$7,541	1.36%

Maximum outstanding at any month end	$13,142

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

Long-term Borrowings

The following tables summarize outstanding long-term borrowings, the weighted average interest rates at the end of the periods, and the related average balances during the periods. Rates reflect stated interest rate of borrowings and related discounts and premiums.

	December 31, 2015		Year Ended December 31, 2015
		Weighted Average
(Dollars in millions)	Ending Balance(1)	Interest Rate(2)	Average Balance
Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2017-2058	$98,926	1.13%	$103,037
Non-U.S. dollar-denominated:
Interest bearing, due 2023-2041	8,169	.47	8,601

Total floating rate notes	107,095	1.08	111,638
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2017-2047	17,488	5.52	17,252
Non-U.S.-dollar denominated:
Interest bearing, due 2034-2035	250	2.89	927

Total fixed rate notes	17,738	5.48	18,179

Total long-term borrowings	$124,833	1.71%	$129,817

	December 31, 2014		Year Ended December 31, 2014
		Weighted Average
(Dollars in millions)	Ending Balance(1)	Interest Rate(2)	Average Balance
Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2016-2054	$107,621	.95%	$100,966
Non-U.S. dollar-denominated:
Interest bearing, due 2021-2041	8,516	.47	8,842

Total floating rate notes	116,137	.92	109,808
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2016-2047	19,495	5.61	18,108
Non-U.S.-dollar denominated:
Interest bearing, due 2016-2039	1,234	4.57	1,416

Total fixed rate notes	20,729	5.55	19,524
Brokered deposits — U.S. dollar-denominated	—	—	918

Total long-term borrowings	$136,866	1.62%	$130,250

(1)	Ending balance is expressed in U.S. dollars using the spot currency exchange rate. Includes fair value adjustments under hedge accounting for notes designated as the hedged item in a fair value hedge.

(2)	Weighted average interest rate is stated rate relative to currency denomination of debt.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

As of December 31, 2015, the stated maturities of our long-term borrowings are shown in the following table.

	Stated Maturity
(Dollars in millions)	Senior Unsecured Debt	Secured Borrowings(1)	Total(2)
Year of Maturity
2016	$—	$16,872	$16,872
2017	1,481	13,014	14,495
2018	2,626	8,130	10,756
2019	2,446	8,837	11,283
2020	2,033	10,037	12,070
2021-2058	5,390	54,050	59,440

	13,976	110,940	124,916
Hedge accounting adjustments	747	(830)	(83)

Total	$14,723	$110,110	$124,833

(1)

We view our securitization trust debt as long-term based on the contractual maturity dates and have projected the expected principal paydowns based on our current estimates regarding loan prepayment speeds. The projected principal paydowns in year 2016 include $16.9 billion related to the securitization trust debt.

(2)

The aggregate principal amount of debt that matures in each period is $16.9 billion in 2016, $14.6 billion in 2017, $10.8 billion in 2018, $11.4 billion in 2019, $12.1 billion in 2020 and $60.0 billion in 2021-2058.

Variable Interest Entities

We consolidate the following financing VIEs as of December 31, 2015 and 2014, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	December 31, 2015
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$77,764	$77,764	$78,358	$2,760	$682	$81,800
Private Education Loan securitizations(1)	—	16,900	16,900	22,014	452	323	22,789
FFELP Loan — other facilities	—	12,676	12,676	13,158	324	168	13,650
Private Education Loan — other facilities	710	—	710	1,110	17	31	1,158

Total before hedge accounting adjustments	710	107,340	108,050	114,640	3,553	1,204	119,397
Hedge accounting adjustments	—	(830)	(830)	—	—	(911)	(911)

Total	$710	$106,510	$107,220	$114,640	$3,553	$293	$118,486

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

	December 31, 2014
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$86,241	$86,241	$86,715	$3,069	$722	$90,506
Private Education Loan securitizations	—	17,997	17,997	23,184	378	389	23,951
FFELP Loan — other facilities	—	13,358	13,358	13,653	269	260	14,182
Private Education Loan — other facilities	653	—	653	1,233	17	36	1,286

Total before hedge accounting adjustments	653	117,596	118,249	124,785	3,733	1,407	129,925
Hedge accounting adjustments	—	82	82	—	—	(177)	(177)

Total	$653	$117,678	$118,331	$124,785	$3,733	$1,230	$129,748

(1)	Includes $546 million of long-term debt and $41 million of restricted cash related to the Repurchase Facility as of December 31, 2015.

Securitizations

Private Education Loan ABS Repurchase Facility

On December 2, 2015, we closed a new $550 million Private Education Loan asset-backed securitization (“ABS”) repurchase facility (“Repurchase Facility”) collateralized by the Residual Interests (i.e., encumbered net assets) we retained in three Private Education Loan ABS previously issued. The facility matures on December 4, 2017 and has an all-in cost of 3-month LIBOR plus 3.35 percent. The lenders also have unsecured recourse to Navient Corporation as guarantor for any shortfall in amounts payable. Because it is secured by the Residual Interests in previous securitizations, we show the debt and assets as part of Private Education Loan securitizations in the Secured Borrowings table above.

FFELP Loans — Other Secured Borrowing Facilities

We have various secured borrowing facilities that we use to finance our FFELP Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered FFELP Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from March 2017 to December 2020. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2015, there was approximately $16.3 billion outstanding under these facilities, with approximately $17.8 billion of assets securing these facilities. As of December 31, 2015, the maximum unused capacity under these facilities was $3.6 billion. As of December 31, 2015, we had $1.0 billion of unencumbered FFELP Loans.

On December 22, 2015, we received notice from the Federal Home Loan Bank of Des Moines (“FHLB”) that availability under their facility would be reduced from approximately $10.7 billion to approximately $5 billion from December 22, 2015 to October 31, 2016, and to approximately $3.6 billion thereafter. In addition, in January 2016 we were informed this facility will mature in the first quarter of 2021. Both of these actions were

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

taken by the FHLB in relation to the publication in January 2016 of new rules by the Federal Home Finance Agency, the primary regulator of the FHLB, governing eligibility of, and borrowing capacity for, certain insurance companies who are existing members of the Federal Home Loan Bank system. We anticipate that borrowing under this facility will vary and will continue to be subject to the rules and regulations of the FHLB and their regulator and the availability of qualifying collateral. As of December 31, 2015, there was $3.6 billion outstanding in this facility and we do not expect to borrow more than this amount in the future.

Private Education Loans — Other Secured Borrowing Facilities

In addition to the FFELP Loan — other facilities, liquidity may also be available from our Private Education Loan asset-backed commercial paper (“ABCP”) facility. This facility provides liquidity for Private Education Loan acquisitions and for the refinancing of loans presently on our balance sheet or in other short-term facilities. The maximum capacity under this facility is $1 billion and it matures in June 2016. At December 31, 2015, the available capacity under this facility was $290 million. Borrowing under this facility will vary and is subject to the availability of qualifying collateral from unencumbered Private Education Loans.

Other Funding Sources

Senior Unsecured Debt

We issued $500 million, $1.9 billion and $3.8 billion of unsecured debt in 2015, 2014 and 2013, respectively.

Debt Repurchases

The following table summarizes activity related to our senior unsecured debt and ABS repurchases. “Gains on debt repurchases” is shown net of hedging-related gains and losses.

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Debt principal repurchased	$1,744	$548	$1,279
Gains on debt repurchases	21	—	42

7.	Derivative Financial Instruments

Risk Management Strategy

We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets and liabilities so the net interest margin is not, on a material basis, adversely affected by movements in interest rates. We do not use derivative instruments to hedge credit risk. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation for the period the item is being hedged. We view this strategy as a prudent management of interest rate sensitivity. In addition, we utilize derivative contracts to minimize the economic impact of changes in foreign currency exchange rates on certain debt obligations that are denominated in foreign currencies. As foreign currency exchange rates fluctuate, these liabilities will appreciate and depreciate in value. These fluctuations, to the extent the hedge relationship is effective, are offset by changes in the value of the

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

Although we use derivatives to offset (or minimize) the risk of interest rate and foreign currency changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements related to Navient Corporation contracts generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral the counterparty has posted to us, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2015 and 2014, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $85 million and $96 million, respectively.

Our on-balance sheet securitization trusts have $9.0 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2015. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly — rated counterparties. In addition, the trusts have entered into $11.8 billion notional of interest rates swaps which are primarily used to convert Prime received on securitized education loans to LIBOR paid on the bonds. Our securitization trusts require collateral in all cases if the counterparty’s credit rating is withdrawn or downgraded below a certain level. Additionally, securitizations involving foreign currency notes issued after November 2005 also require the counterparty to post collateral to the trust based on the fair value of the derivative, regardless of credit rating. The trusts are not required to post collateral to the counterparties. At December 31, 2015, the net positive exposure on swaps in securitization trusts is $8 million.

Accounting for Derivative Instruments

Derivative instruments that are used as part of our interest rate and foreign currency risk management strategy include interest rate swaps, basis swaps, cross-currency interest rate swaps, and interest rate floor contracts with indices that relate to the pricing of specific balance sheet assets and liabilities. The accounting for derivative instruments requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. As more fully described below, if certain criteria are met, derivative instruments are classified and accounted for by us as either fair value or cash flow hedges. If these criteria are not met, the derivative financial instruments are accounted for as trading.

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

Trading Activities

When derivative instruments do not qualify as hedges, they are accounted for as trading instruments where all changes in fair value are recorded through earnings. We sell interest rate floors (Floor Income Contracts) to hedge the embedded Floor Income options in education loan assets. The Floor Income Contracts are written options which have a more stringent hedge effectiveness hurdle to meet. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the pay down of principal of the education loans underlying the Floor Income embedded in those education loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Additionally, the term, the interest rate index and the interest rate index reset frequency of the Floor Income Contracts can be different from that of the education loans. Therefore, Floor Income Contracts do not qualify for hedge accounting treatment, and are recorded as trading instruments. Regardless of the accounting treatment, we consider these contracts to be economic hedges for risk management purposes. We use this strategy to minimize our exposure to changes in interest rates.

We use basis swaps to minimize earnings variability caused by having different reset characteristics on our interest-earning assets and interest-bearing liabilities. The specific terms and notional amounts of the swaps are determined based on a review of our asset/liability structure, our assessment of future interest rate relationships, and on other factors such as short-term strategic initiatives. Hedge accounting requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness criterion because the index of the swap does not exactly match the index of the hedged assets. Additionally, some of our FFELP Loans can earn at either a variable or a fixed interest rate depending on market interest rates and, therefore, swaps economically hedging these FFELP Loans do not meet the criteria for hedge accounting treatment. As a result, these swaps are recorded at fair value with changes in fair value reflected currently in the statement of income.

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at December 31, 2015 and 2014, and their impact on other comprehensive income and earnings for 2015, 2014 and 2013.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Dec. 31, 2015	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2014
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$6	$694	$828	$32	$23	$726	$857
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	2	164	—	—	2	164
Other(2)	Interest rate	—	—	—	—	—	1	—	1

Total derivative assets(3)		—	6	696	992	32	24	728	1,022
Derivative Liabilities:
Interest rate swaps	Interest rate	(89)	(3)	(3)	(22)	(68)	(120)	(160)	(145)
Floor Income Contracts	Interest rate	—	—	—	—	(365)	(915)	(365)	(915)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(926)	(293)	(62)	(65)	(988)	(358)
Other(2)	Interest rate	—	—	—	—	(2)	(12)	(2)	(12)

Total derivative liabilities(3)		(89)	(3)	(929)	(315)	(497)	(1,112)	(1,515)	(1,430)

Net total derivatives		$(89)	$3	$(233)	$677	$(465)	$(1,088)	$(787)	$(408)

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

(3)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Gross position	$728	$1,022	$(1,515)	$(1,430)
Impact of master netting agreements	(50)	(241)	50	241

Derivative values with impact of master netting agreements (as carried on balance sheet)	678	781	(1,465)	(1,189)
Cash collateral (held) pledged	(759)	(935)	466	624

Net position	$(81)	$(154)	$(999)	$(565)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

The above fair values include adjustments for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at December 31, 2015 and 2014 by $1 million and $18 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at December 31, 2015 and 2014 by $31 million and $73 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Dec. 31, 2015	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2014
Notional Values:
Interest rate swaps	$9.5	$6.0	$12.6	$14.3	$33.8	$28.7	$55.9	$49.0
Floor Income Contracts	—	—	—	—	35.1	35.2	35.1	35.2
Cross-currency interest rate swaps	—	—	9.1	9.4	.3	.4	9.4	9.8
Other(1)	—	—	—	—	3.2	3.6	3.2	3.6

Total derivatives	$9.5	$6.0	$21.7	$23.7	$72.4	$67.9	$103.6	$97.6

(1)	“Other” includes embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Income

	Years Ended December 31,
	Unrealized Gain (Loss) on Derivatives(1)(2)			Realized Gain (Loss) on Derivatives(3)			Unrealized Gain (Loss) on Hedged Item(1)			Total Gain (Loss)
(Dollars in millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Fair Value Hedges:
Interest rate swaps	$(115)	$213	$(806)	$345	$389	$414	$140	$(185)	$873	$370	$417	$481
Cross-currency interest rate swaps	(794)	(1,159)	1	(7)	52	98	921	1,264	(183)	120	157	(84)

Total fair value derivatives	(909)	(946)	(805)	338	441	512	1,061	1,079	690	490	574	397
Cash Flow Hedges:
Interest rate swaps	—	—	—	—	(3)	(9)	—	—	—	—	(3)	(9)

Total cash flow derivatives	—	—	—	—	(3)	(9)	—	—	—	—	(3)	(9)
Trading:
Interest rate swaps	61	54	(107)	42	46	71	—	—	—	103	100	(36)
Floor Income Contracts	557	633	785	(650)	(699)	(815)	—	—	—	(93)	(66)	(30)
Cross-currency interest rate swaps	2	(33)	(101)	(4)	(2)	35	—	—	—	(2)	(35)	(66)
Other	9	9	(19)	(3)	(2)	(2)	—	—	—	6	7	(21)

Total trading derivatives	629	663	558	(615)	(657)	(711)	—	—	—	14	6	(153)

Total	(280)	(283)	(247)	(277)	(219)	(208)	1,061	1,079	690	504	577	235
Less: realized gains (losses) recorded in interest expense	—	—	—	338	438	503	—	—	—	338	438	503

Gains (losses) on derivative and hedging activities, net	$(280)	$(283)	$(247)	$(615)	$(657)	$(711)	$1,061	$1,079	$690	$166	$139	$(268)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Total gains (losses) on cash flow hedges	$(59)	$(7)	$16
Realized (gains) losses recognized in interest expense(1)(2)(3)	(1)	2	6

Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$(60)	$(5)	$22

(1)	Amounts included in “Realized gain (loss) on derivatives” in the “Impact of Derivatives on Consolidated Statements of Income” table above.

(2)	Includes net settlement income/expense.

(3)	We expect to reclassify $1 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to net settlement accruals on interest rate swaps.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties.

(Dollars in millions)	December 31, 2015	December 31, 2014
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$759	$935
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	301	344

Total collateral held	$1,060	$1,279

Derivative asset at fair value including accrued interest	$896	$1,091

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$466	$624

Total collateral pledged	$466	$624

Derivative liability at fair value including accrued interest and premium receivable	$1,395	$926

(1)	At December 31, 2015 and 2014, $2 million and $0 million, respectively, were held in restricted cash accounts.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $468 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts based on our current unsecured credit rating. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $17 million and have posted $12 million of collateral to these counterparties. If these two counterparties exercised their right to terminate, we would be required to deliver material additional assets of $5 million to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	December 31, 2015	December 31, 2014
Accrued interest receivable, net	$1,646	$1,821
Income tax asset, net current and deferred	906	1,389
Derivatives at fair value	678	781
Benefit and insurance-related investments	491	485
Accounts receivable	329	558
Fixed assets, net	162	152
Other loans, net	70	83
Other	400	395

Total	$4,682	$5,664

9.	Stockholders’ Equity

Common Stock

Our shareholders have authorized the issuance of 1.125 billion shares of common stock. The par value of Navient common stock is $0.01 per share. At December 31, 2015, 348 million shares were issued and outstanding and 24 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in “Note 11 — Stock-Based Compensation Plans and Arrangements.”

In April 2014, in connection with the Spin-Off, SLM Corporation retired 127 million shares of common stock held in treasury. This retirement decreased the balance in treasury stock by $2.3 billion, with corresponding decreases of $25 million in common stock and $2.3 billion in additional paid-in capital. There was no impact to total equity from this retirement.

Dividend and Share Repurchase Program

In 2015, we paid quarterly common stock dividends of $0.16 per share, resulting in a full-year common stock dividend of $0.64 per share.

In 2013, SLM Corporation authorized $800 million to be utilized in a new common share repurchase program and repurchased 27.0 million shares for $600 million.

In May 2014, Navient authorized $400 million to be utilized in a new common share repurchase program. We repurchased 30.4 million shares of common stock for $600 million in 2014 (8.3 million shares for $200 million pre-Spin-Off, and 22.1 million shares for $400 million post-Spin-Off), fully utilizing the 2013 and 2014 share repurchase programs.

In January 2015, Navient authorized $1.0 billion to be utilized in a new common share repurchase program. We repurchased 56.0 million shares of common stock for $945 million in 2015. In December 2015, Navient authorized an additional $700 million to be utilized in a new common share repurchase program. As of December 31, 2015, the remaining repurchase authority was $755 million. Since the Spin-Off, we repurchased 78.1 million shares.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Stockholders’ Equity (Continued)

The following table summarizes our common share repurchases and issuances.

	Years Ended December 31,
	2015	2014	2013
Common stock repurchased(1)	56,043,711	30,432,689	26,987,043
Average purchase price per share	$16.87	$19.72	$22.26
Shares repurchased related to employee stock-based compensation plans(2)	2,404,328	4,171,342	6,365,002
Average purchase price per share	$19.81	$20.91	$21.76
Common shares issued(3)	4,924,021	7,389,962	9,702,976

(1)	Common shares purchased under our share repurchase programs.

(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 31, 2015 was $11.45.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Years Ended December 31,
(In millions, except per share data)	2015	2014	2013
Numerator:
Net income attributable to Navient Corporation	$997	$1,149	$1,418
Preferred stock dividends	—	6	20

Net income attributable to Navient Corporation common stock	$997	$1,143	$1,398

Denominator:
Weighted average shares used to compute basic EPS	376	417	440
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(1)	6	8	9

Dilutive potential common shares(2)	6	8	9

Weighted average shares used to compute diluted EPS	382	425	449

Basic earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$2.66	$2.74	$2.94
Discontinued operations	—	—	.24

Total	$2.66	$2.74	$3.18

Diluted earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$2.61	$2.69	$2.89
Discontinued operations	—	—	.23

Total	$2.61	$2.69	$3.12

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)

For the years ended December 31, 2015, 2014 and 2013, stock options covering approximately 6 million, 3 million and 3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

11.	Stock-Based Compensation Plans and Arrangements

In connection with the Spin-Off, SLM BankCo assumed the equity incentive plans of SLM Corporation and outstanding awards granted thereunder, as well as the ESPP of SLM Corporation. Following the Spin-Off, Navient established a new equity incentive plan and a new ESPP with respect to its common stock. In order to maintain the intrinsic value of outstanding equity awards prior to the distribution, certain adjustments to the exercise price and number of awards were made. In general, holders of awards granted prior to 2014 received both adjusted SLM BankCo and new Navient equity awards, and holders of awards granted in 2014 received solely equity awards of their post-distribution employer. Outstanding stock options, restricted stock, restricted stock units and dividend equivalent units were adjusted into equity in the new companies by a specific conversion ratio per company, which was based upon the volume weighted average prices for each company leading up to the time of the separation, to keep the intrinsic value of the equity awards constant. These adjustments were accounted for as modifications to the original awards. In general, the SLM BankCo and Navient awards are subject to substantially the same terms and conditions as the original SLM Corporation

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock-Based Compensation Plans and Arrangements (Continued)

awards. A comparison of the fair value of the modified awards with the fair value of the original awards immediately before the modification resulted in an immaterial amount of incremental compensation expense which was recorded immediately.

As of December 31, 2015, we have one active stock-based incentive plan that provides for grants of equity awards to our employees and non-employee directors. We also maintain an ESPP. Shares issued under these stock-based compensation plans may be either shares reacquired by us or shares that are authorized but unissued.

Our Navient Corporation 2014 Omnibus Incentive Plan was effective on April 7, 2014. At December 31, 2015, 45 million shares were authorized to be issued from this plan.

Our Navient Corporation ESPP was effective on May 1, 2014. At December 31, 2015, 1 million shares were authorized to be issued from this plan.

The total stock-based compensation cost recognized in the consolidated statements of income for 2015, 2014 and 2013 was $29 million, $39 million and $47 million, respectively. As of December 31, 2015, there was $15 million of total unrecognized compensation expense related to unvested stock awards, which is expected to be recognized over a weighted average period of 1.9 years. We amortize compensation expense on a straight-line basis over the related vesting periods of each tranche of each award.

Stock Options

Stock options originally granted prior to 2012 expire 10 years after the grant date, and those granted since 2012 expire in 5 years. The exercise price must be equal to or greater than the market price of our common stock on the grant date. We have granted time-vested, price-vested and performance-vested options to our employees and non-employee directors. Time-vested options granted to management and non-management employees generally vest one-third per year for three years. Price-vested options granted to management employees vest upon our common stock reaching a targeted closing price for a set number of days. Performance-vested options granted to management employees vest one-third per year for three years based on corporate earnings-related performance targets. Options granted to non-employee directors vest upon the director’s election to the board.

The fair values of the options granted in the years ended December 31, 2015, 2014 and 2013 were estimated as of the grant date using a Black-Scholes option pricing model with the following weighted average assumptions (information for the 2014 period prior to the Spin-Off is based on stock option awards for SLM Corporation common stock):

	Years Ended December 31,
	2015	2014 Post-Spin-Off	2014 Pre-Spin-Off	2013
Expected life of the option	2.9 years	2.9 years	2.9 years	2.8 years
Expected volatility	22%	27%	26%	31%
Risk-free interest rate	.95%	.81%	.76%	.65%
Expected dividend rate	2.99%	3.53%	2.48%	3.35%
Weighted average fair value of options granted	$2.22	$2.29	$3.48	$3.11

The expected life is based in general on observed historical exercise patterns of SLM Corporation’s employees pre-Spin-Off (excluding employees who transitioned to SLM Bank) and Navient’s employees post-Spin-Off. The expected volatility is based in general on implied volatility from publicly-traded options on our

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock-Based Compensation Plans and Arrangements (Continued)

stock at the grant date and historical volatility of both our stock and our peer group consistent with the expected life of the option. The risk-free interest rate is based on the U.S. Treasury spot rate at the grant date consistent with the expected life of the option. The dividend yield is based on the projected annual dividend payment per share based on the dividend amount at the grant date, divided by the stock price at the grant date.

The following table summarizes Navient’s stock option activity in 2015.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2014	17,321,559	$14.68
Granted	1,978,622	21.47
Exercised(2)(3)	(2,005,832)	9.45
Canceled	(1,532,861)	31.52

Outstanding at December 31, 2015(4)	15,761,488	14.56	2.6 yrs	$19

Exercisable at December 31, 2015	11,373,279	$13.36	2.4 yrs	$19

(1)

The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2015 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2015.

(2)

The total intrinsic value of SLM Corporation stock options exercised during periods prior to the Spin-Off was $23 million and $73 million for 2014 and 2013, respectively. The total intrinsic value of Navient stock options exercised subsequent to the Spin-Off was $19 million and $23 million for 2015 and 2014, respectively.

(3)	There was no cash received from option exercises in 2015. The actual tax benefit realized for the tax deductions from option exercises totaled $9 million for 2015.

(4)	As of December 31, 2015, there was $1 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.9 years.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock-Based Compensation Plans and Arrangements (Continued)

The following table summarizes Navient’s restricted stock activity in 2015.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	—	$—
Granted	32,326	21.65
Vested(1)	(32,326)	21.65
Canceled	—	—

Non-vested at December 31, 2015(2)	—	$—

(1)

The total fair value of SLM Corporation shares that vested during periods prior to the Spin-Off was $1 million and $2 million for 2014 and 2013, respectively. The total fair value of Navient shares that vested subsequent to the Spin-Off was $1 million and $1 million for 2015 and 2014, respectively.

(2)	As of December 31, 2015, there was no unrecognized compensation cost related to restricted stock.

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

The following table summarizes Navient’s RSU and PSU activity in 2015.

	Number of RSUs/ PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	4,869,221	$12.34
Granted	1,364,610	21.62
Vested and converted to common stock(1)	(2,511,419)	11.73
Canceled	(50,183)	16.34

Outstanding at December 31, 2015(2)	3,672,229	$16.15

(1)

The total fair value of SLM Corporation RSUs and PSUs that vested and converted to common stock during periods prior to the Spin-Off was $35 million and $27 million for 2014 and 2013, respectively. The total fair value of Navient RSUs and PSUs that vested and converted to common stock subsequent to the Spin-Off was $29 million and $1 million for 2015 and 2014, respectively.

(2)	As of December 31, 2015, there was $13 million of unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted average period of 2.0 years.

12.	Fair Value Measurements

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

Education Loans

Our FFELP Loans and Private Education Loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale. Fair values were determined by modeling loan cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life.

FFELP Loans

The significant assumptions used to determine fair value of our FFELP Loans are prepayment speeds, default rates, cost of funds, capital levels and expected Repayment Borrower Benefits to be earned. In addition, the Floor Income component of our FFELP Loan portfolio is valued with option models using both observable market inputs and internally developed inputs. A number of significant inputs into the models are internally derived and not observable to market participants. While the resulting fair value can be validated against market transactions where we are a participant, these markets are not considered active. As such, these are level 3 valuations.

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

Cash and Investments (Including “Restricted Cash and Investments”)

Cash and cash equivalents are carried at cost. Carrying value approximates fair value. Investments classified as trading or available-for-sale are carried at fair value in the financial statements. Investments in mortgage-backed securities are valued using observable market prices. These securities are primarily collateralized by real estate properties and are guaranteed by either a government sponsored enterprise or the U.S. government. Other investments for which observable prices from active markets are not available were valued through standard bond pricing models using observable market yield curves adjusted for credit and liquidity spreads. These valuations are immaterial to the overall investment portfolio. The fair value of investments in commercial paper, asset-backed commercial paper, or demand deposits that have a remaining term of less than 90 days when purchased are estimated to equal their cost and, when needed, adjustments for liquidity and credit spreads are made depending on market conditions and counterparty credit risks. No additional adjustments were deemed necessary. These are level 2 valuations.

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

When determining the fair value of derivatives, we take into account counterparty credit risk for positions where there is exposure to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty, including spreads from credit default swaps. When the counterparty has exposure to us under derivatives with us, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our credit risk. While trusts that contain derivatives are not required to post collateral, when the counterparty is exposed to the trust the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. The net credit risk adjustment (adjustments for our exposure to counterparties net of adjustments for the counterparties’ exposure to us) decreased the valuations by $1 million at December 31, 2015.

Inputs specific to each class of derivatives disclosed in the table below are as follows:

•

Interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives that swap fixed interest payments for LIBOR interest payments (or vice versa) and derivatives swapping quarterly reset LIBOR for daily reset LIBOR or one-month LIBOR were valued using the LIBOR swap yield curve which is an observable input from an active market. These derivatives are level 2 fair value estimates in the hierarchy. Other derivatives swapping LIBOR interest payments for another variable interest payment (primarily T-Bill or Prime) or swapping interest payments based on the Consumer Price Index for LIBOR interest payments are valued using the LIBOR swap yield curve and observable market spreads for the specified index. The markets for these swaps are generally illiquid as indicated by a wide bid/ask spread. The adjustment made for liquidity decreased the valuations by $31 million at December 31, 2015. These derivatives are level 3 fair value estimates.

•

Cross-currency interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives hedging foreign-denominated bonds are valued using the LIBOR swap yield curve (for both USD and the foreign-denominated currency), cross-currency basis spreads and forward foreign currency exchange rates. The derivatives are primarily British Pound Sterling and Euro denominated. These inputs are observable inputs from active markets. Therefore, the resulting valuation is a level 2 fair value estimate. Amortizing notional derivatives (derivatives whose notional amounts change based on changes in the balance of, or pool of, assets or debt) hedging trust debt use internally derived assumptions for the trust assets’ prepayment speeds and default rates to model the notional amortization. Management makes assumptions concerning the extension features of

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

The carrying value of borrowings designated as the hedged item in a fair value hedge is adjusted for changes in fair value due to benchmark interest rates and foreign-currency exchange rates. These valuations are determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, and observable yield curves, foreign currency exchange rates and volatilities.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During 2015 and 2014, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	December 31, 2015				December 31, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$1	$—	$1	$—	$1	$—	$1
Other	—	4	—	4	—	5	—	5

Total available-for-sale investments	—	5	—	5	—	6	—	6
Derivative instruments:(1)
Interest rate swaps	—	709	17	726	—	841	16	857
Cross-currency interest rate swaps	—	—	2	2	—	—	164	164
Other	—	—	—	—	—	—	1	1

Total derivative assets(2)	—	709	19	728	—	841	181	1,022

Total	$—	$714	$19	$733	$—	$847	$181	$1,028

Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$(99)	$(61)	$(160)	$—	$(41)	$(104)	$(145)
Floor Income Contracts	—	(365)	—	(365)	—	(915)	—	(915)
Cross-currency interest rate swaps	—	(83)	(905)	(988)	—	(77)	(281)	(358)
Other	—	—	(2)	(2)	—	—	(12)	(12)

Total derivative liabilities(2)	—	(547)	(968)	(1,515)	—	(1,033)	(397)	(1,430)

Total	$—	$(547)	$(968)	$(1,515)	$—	$(1,033)	$(397)	$(1,430)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

(2)	See “Note 7 — Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.

(3)

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

	Year Ended December 31, 2015
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(88)	$(117)	$(11)	$(216)
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	39	(796)	6	(751)
Included in other comprehensive income	—	—	—	—
Settlements	5	10	3	18
Transfers in and/or out of level 3	—	—	—	—

Balance, end of period	$(44)	$(903)	$(2)	$(949)

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$37	$(783)	$9	$(737)

	Year Ended December 31, 2014
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(87)	$1,007	$(21)	$899
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	1	(1,081)	8	(1,072)
Included in other comprehensive income	—	—	—	—
Settlements	(2)	(43)	2	(43)
Transfers in and/or out of level 3	—	—	—	—

Balance, end of period	$(88)	$(117)	$(11)	$(216)

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$—	$(1,225)	$10	$(1,215)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Fair Value Measurements (Continued)

	Year Ended December 31, 2013
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(73)	$1,053	$4	$984
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	9	63	(22)	50
Included in other comprehensive income	—	—	—	—
Settlements	(23)	(109)	(3)	(135)
Transfers in and/or out of level 3	—	—	—	—

Balance, end of period	$(87)	$1,007	$(21)	$899

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(2)	$116	$(19)	$95

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Gains (losses) on derivative and hedging activities, net	$(741)	$(1,116)	$(27)
Interest expense	(10)	44	77

Total	$(751)	$(1,072)	$50

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at December 31, 2015	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/LIBOR basis swaps	$8	Discounted cash flow	Bid/ask adjustment to discount rate	.02% — .05% (.04%)

Prime/LIBOR basis swaps	(52)	Discounted cash flow	Constant Prepayment Rate	4.7%
			Bid/ask adjustment to discount rate	.03% — .09% (.03%)

Cross-currency interest rate swaps	(903)	Discounted cash flow	Constant Prepayment Rate	2.8%
Other	(2)

Total	$(949)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2015			December 31, 2014
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$94,377	$96,498	$(2,121)	$104,419	$104,521	$(102)
Private Education Loans	25,772	26,394	(622)	29,433	29,796	(363)
Cash and investments(1)	5,833	5,833	—	6,002	6,002	—

Total earning assets	125,982	128,725	(2,743)	139,854	140,319	(465)

Interest-bearing liabilities
Short-term borrowings	2,569	2,570	1	2,661	2,663	2
Long-term borrowings	118,471	124,833	6,362	134,201	136,866	2,665

Total interest-bearing liabilities	121,040	127,403	6,363	136,862	139,529	2,667

Derivative financial instruments
Floor Income Contracts	(365)	(365)	—	(915)	(915)	—
Interest rate swaps	566	566	—	712	712	—
Cross-currency interest rate swaps	(986)	(986)	—	(194)	(194)	—
Other	(2)	(2)	—	(11)	(11)	—

Excess of net asset fair value over carrying value			$3,620			$2,202

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $4 million and $5 million at December 31, 2015 and 2014, respectively, versus a fair value of $5 million and $6 million at December 31, 2015 and 2014, respectively.

13.	Commitments, Contingencies and Guarantees

Regulatory Matters

On May 2, 2014, Navient Solutions, Inc. (“NSI”), a wholly-owned subsidiary of Navient, and Sallie Mae Bank entered into consent orders with the Federal Deposit Insurance Corporation (the “FDIC”) (respectively, the “NSI Order” and the “Bank Order”; collectively, the “FDIC Orders”) to resolve matters related to certain cited

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Commitments, Contingencies and Guarantees (Continued)

violations of Section 5 of the Federal Trade Commission Act, including the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (the “SCRA”). The FDIC Orders, which became effective upon the signing of the consent order with the United States Department of Justice (the “DOJ”) by NSI and SLM BankCo on May 13, 2014, required NSI to pay $3.3 million in civil monetary penalties. NSI paid its civil monetary penalties. In addition, the FDIC Orders required the establishment of a restitution reserve account totaling $30 million to provide restitution with respect to loans owned or originated by Sallie Mae Bank, from November 28, 2005 until the effective date of the FDIC Orders. Pursuant to the Separation and Distribution Agreement among SLM Corporation, SLM BankCo and Navient dated as of April 28, 2014 (the “Separation Agreement”), Navient funded the restitution reserve account in May 2014.

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

With respect to alleged civil violations of the SCRA, NSI and Sallie Mae Bank entered into a consent order with the DOJ in May 2014. The DOJ consent order (the “DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by NSI from November 28, 2005 until the effective date of the settlement. The DOJ Order required NSI to fund a $60 million settlement fund, which represents the total amount of compensation due to service members under the DOJ agreement, and to pay $55,000 in civil penalties. The DOJ Order was approved by the United States District Court in Delaware on September 29, 2014. Shortly thereafter, Navient funded the settlement fund and paid the civil penalties pursuant to the terms of the order. On April 15, 2015, the DOJ approved the distribution plan for the settlement fund and the funds were disbursed in the second quarter of 2015.

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of December 31, 2015, substantially all of this amount had been paid or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until all of the work under the various consent orders has been completed and the consent orders are lifted.

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

In addition, Navient and its subsidiaries are subject to examination by the CFPB, FDIC, ED and various state agencies as part of its ordinary course of business. Items or matters similar to or different from those described above may arise during the course of those examinations. We also routinely receive inquiries or requests from various regulatory entities or bodies or government agencies concerning our business or our assets. The Company endeavors to cooperate with each such inquiry or request.

Under the terms of the Separation Agreement, Navient has agreed to be responsible and indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, all liabilities arising out of the regulatory matters mentioned above, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient has no additional reserves related to indemnification matters with SLM BankCo as of December 31, 2015.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. On September 25, 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG on August 3, 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. Navient remains in active discussions with ED on this matter and we also have the right to appeal the Final Audit Determination to the Administrative Actions and Appeals Service Group of ED. The period to file an appeal in this matter has not expired. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 as part of the total reserve for pending regulatory matters discussed previously.

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

14.	Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	2.6	2.0	2.0
Other, net	.1	.5	.1

Effective tax rate	37.7%	37.5%	37.1%

The effective tax rates for discontinued operations for the years ended December 31, 2015, 2014 and 2013 are 37.0 percent, 37.0 percent, and 16.2 percent, respectively. The effective tax rate varies from the statutory U.S. federal rate of 35 percent primarily due to the impact of state taxes, net of federal benefit, for the years ended December 31, 2015, 2014 and 2013 and the release of valuation allowances against capital loss carryforwards for the year ended December 31, 2013.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Income Taxes (Continued)

Income tax expense consists of:

	December 31,
(Dollars in millions)	2015	2014	2013
Continuing operations current provision/(benefit):
Federal	$136	$443	$567
State	22	42	47

Total continuing operations current provision/(benefit)	158	485	614
Continuing operations deferred provision/(benefit):
Federal	404	189	142
State	42	14	20

Total continuing operations deferred provision/(benefit)	446	203	162

Continuing operations provision for income tax expense/(benefit)	604	688	776

Discontinued operations current provision/(benefit):
Federal	$—	$(4)	$32
State	—	—	1

Total discontinued operations current provision/(benefit)	—	(4)	33
Discontinued operations deferred provision/(benefit):
Federal	—	4	(12)
State	—	—	(1)

Total discontinued operations deferred provision/(benefit)	—	4	(13)

Discontinued operations provision for income tax expense/(benefit)	—	—	20

Provision for income tax expense/(benefit)	$604	$688	$796

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
(Dollars in millions)	2015	2014
Deferred tax assets:
Loan reserves	$609	$795
Market value adjustments on education loans, investments and derivatives	126	352
Education loan premiums and discounts, net	95	114
Deferred revenue	46	49
Stock-based compensation plans	43	50
Unrealized derivative and investment gains and losses, net	30	—
Accrued expenses not currently deductible	24	27
Other	29	25

Total deferred tax assets	1,002	1,412

Deferred tax liabilities:
Original issue discount on borrowings	23	13
Other	46	51

Total deferred tax liabilities	69	64

Net deferred tax assets	$933	$1,348

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Income Taxes (Continued)

Included in other deferred tax assets is a valuation allowance of $7 million and $8 million as of December 31, 2015 and 2014, respectively, against a portion of the Company’s federal and state deferred tax assets. The valuation allowance is primarily attributable to deferred tax assets for state capital loss carryforwards and state net operating loss carryforwards that management believes it is more likely than not will expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e., capital or ordinary) during the period in which the temporary differences become deductible. Management considers, among other things, the economic slowdown, the scheduled reversals of deferred tax liabilities, and the history of positive taxable income available for net operating loss carrybacks in evaluating the realizability of the deferred tax assets.

As of December 31, 2015, we have apportioned state net operating loss carryforwards of $251 million which begin to expire in 2024 and state capital loss carryforwards of $2 million which begin to expire in 2017.

Accounting for Uncertainty in Income Taxes

The following table summarizes changes in unrecognized tax benefits:

	December 31,
(Dollars in millions)	2015	2014	2013
Unrecognized tax benefits at beginning of year	$51.9	$56.0	$41.2
Increases resulting from tax positions taken during a prior period	1.6	1.0	5.8
Decreases resulting from tax positions taken during a prior period	(1.8)	(12.4)	(7.7)
Increases resulting from tax positions taken during the current period	6.9	8.4	28.1
Decreases related to settlements with taxing authorities	—	(.6)	(7.7)
Increases related to settlements with taxing authorities	—	—	—
Reductions related to the lapse of statute of limitations	(2.3)	(.5)	(3.7)

Unrecognized tax benefits at end of year	$56.3	$51.9	$56.0

As of December 31, 2015, the gross unrecognized tax benefits are $56.3 million. Included in the $56.3 million are $33.9 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

The Company or one of its subsidiaries files income tax returns at the U.S. federal level, in most U.S. states and various foreign jurisdictions. U.S. federal income tax returns filed for years 2010 and prior have either been audited or surveyed and are now resolved. Various combinations of subsidiaries, tax years and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years). We do not expect the resolution of open audits to have a material impact on our unrecognized tax benefits.

15.	Segment Reporting

We monitor and assess our ongoing operations and results by three primary operating segments — the FFELP Loans operating segment, the Private Education Loans operating segment and the Business Services operating segment. These three operating segments meet the quantitative thresholds for reportable segments. Accordingly, the results of operations of our FFELP Loans, Private Education Loans and Business Services segments are presented separately. We have smaller operating segments that consist of business operations that are winding down. These operating segments do not meet the quantitative thresholds to be considered reportable segments. As a result, the results of operations for these operating segments are combined with gains/losses from the repurchase of debt, the financial results of our corporate liquidity portfolio, unallocated overhead and

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

regulatory-related costs within the Other reportable segment. The management reporting process measures the performance of our operating segments based on our management structure, as well as the methodology we used to evaluate performance and allocate resources. Management, including our chief operating decision makers, evaluates the performance of our operating segments based on their profitability. As discussed further below, we measure the profitability of our operating segments based on “Core Earnings.” Accordingly, information regarding our reportable segments is provided based on a “Core Earnings” basis.

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

We are currently the largest holder of FFELP Loans. Navient’s portfolio of FFELP Loans as of December 31, 2015 was $96.5 billion and we anticipate that this FFELP Loan portfolio will have an amortization period in excess of 20 years and a 7-year remaining weighted average life. Navient’s goal is to maximize and optimize the timing of the cash flows generated by its FFELP Loan portfolio. Navient also seeks to acquire FFELP Loan portfolios from third parties to add net interest income and servicing revenue. During the year ended December 31, 2015, Navient acquired $3.7 billion of FFELP Loans. FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guarantees generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest for loans disbursed. For more discussion of the FFELP and related credit support mechanisms, see Appendix A “Description of Federal Family Education Loan Program.”

As a result of the long-term funding used in the FFELP Loan portfolio and the insurance and guarantees provided on these loans, the portfolio generates consistent and predictable cash flows and the capital we choose to allocate to the segment is modest. As of December 31, 2015, approximately 78 percent of the FFELP Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

The Higher Education Act of 1965 (“HEA”) continues to regulate every aspect of the FFELP, including ongoing communications with borrowers and default aversion requirements. Failure to service a FFELP Loan properly could jeopardize the insurance, guarantees and federal support on these loans. The insurance and guarantees on Navient’s existing loans were not affected by the termination of FFELP originations.

The following table includes asset information for our FFELP Loans segment.

	December 31,
(Dollars in millions)	2015	2014
FFELP Loans, net	$96,498	$104,521
Cash and investments(1)	3,572	4,050
Other	2,015	2,566

Total assets	$102,085	$111,137

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

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

We are currently the largest holder of Private Education Loans. Navient’s portfolio of Private Education Loans as of December 31, 2015 was $26.4 billion and we anticipate that this Private Education Loan portfolio will have an amortization period in excess of 20 years and a 7-year remaining weighted average life. Navient’s goal is to maximize and optimize the timing of the cash flows generated by its Private Education Loan portfolio. Navient also seeks to acquire Private Education Loan portfolios from third parties to add net interest income. As of December 31, 2015, approximately 62 percent of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

Unlike FFELP Loans, the holder of a Private Education Loan bears the full credit risk of the customer and any cosigner. Navient believes the credit risk of the Private Education Loans it owns is well managed through the rigorous underwriting practices and risk-based pricing utilized when the loans were originated, the continued high levels of qualified cosigners and our internal servicing and risk mitigation practices, as well as our careful use of forbearance and our loan modification programs. Navient expects the existence of these elements and the use of these practices when taken together reduces the risk of payment interruptions and defaults on its Private Education Loan portfolio. In the second quarter of 2015, we changed our assumptions related to estimated recoveries and as a result, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans. Excluding this amount, on a “Core Earnings” basis the 2015 charge-off rate for Private Education Loans as a percentage of loans in repayment was 2.6 percent.

The following table includes asset information for our Private Education Loans segment.

	December 31,
(Dollars in millions)	2015	2014
Private Education Loans, net	$26,394	$29,796
Cash and investments(1)	596	402
Other	1,988	2,453

Total assets	$28,978	$32,651

(1)	Includes restricted cash and investments.

Business Services Segment

Our Business Services segment generates revenue from servicing, asset recovery and business processing activities. Within this segment, we primarily generate revenue from servicing our FFELP Loan portfolio as well as servicing education loans for Guarantors of FFELP Loans and other institutions, including ED. We provide asset recovery services for loans and receivables on behalf of Guarantors of FFELP Loans, higher education institutions and federal, state, court and municipal clients. In addition, we provide business processing services on behalf of municipalities, public authorities and hospitals.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

In February 2015, Navient completed the acquisition of Gila LLC, an asset recovery and business processing firm. The firm provides receivables management services and account processing solutions for state governments, agencies, court systems and municipalities. In October 2015, Navient completed the acquisition of Xtend Healthcare, a health care revenue cycle management company. The firm provides health insurance claims billing and account resolution, as well as patient billing and customer service. The acquisitions of Gila LLC and Xtend Healthcare expanded Navient’s capabilities into new geographies and sectors.

We provide asset recovery and business processing services for over 1,000 clients, working with a broad spectrum of asset classes. This market is highly fragmented and provides attractive organic growth opportunities. As of December 31, 2015, Navient had an outstanding inventory of asset recovery receivables of approximately $20.2 billion, of which $9.9 billion was attributable to asset classes unrelated to education loans, an increase of $7.0 billion from December 31, 2014. Non-federal education loan related asset recovery revenues increased from $49 million in 2014 to $118 million in 2015.

Federal Education Related Revenues

In 2015, federal education loan (FFELP and ED) related revenues in the business services segment accounted for 87 percent of total Business Services segment revenues compared with 94 percent in 2014. Total Business Services segment revenues were $1.02 billion for the year ended December 31, 2015, down from $1.06 billion for the year ended December 31, 2014.

Navient is currently the largest servicer and collector of loans made under the FFELP program, and the majority of our income has been derived, directly or indirectly, from our portfolio of FFELP Loans and the servicing and asset recovery we have provided for Guarantors and third-party owners of FFELP Loans. In 2010, Congress passed legislation ending the origination of education loans under FFELP. The terms and conditions of existing FFELP Loans were not affected by this legislation. We anticipate that the revenue we earn from providing servicing and asset recovery services on FFELP Loans will decline over time.

•

Servicing revenues from the FFELP Loans we own represent intercompany charges to the FFELP Loans segment at rates paid to us by the securitization trusts which own the loans. These fees are contractually the first payment priority of the trusts after the payment of trustee fees and exceed the actual cost of servicing the loans. Intercompany loan servicing revenues declined to $427 million in 2015 from $456 million in 2014. Intercompany loan servicing revenues will continue to decline as our FFELP Loan portfolio amortizes.

•

In 2015, we earned account maintenance fees on FFELP Loans serviced for Guarantors of $33 million, down from $36 million in 2014. These fees will continue to decline as the underlying FFELP Loan portfolio serviced for Guarantors amortizes.

•

As of December 31, 2015, we provide asset recovery (default aversion, post-default collections and claims processing) to 11 of the 29 Guarantor agencies that serve as intermediaries between the U.S. federal government and FFELP lenders and are responsible for paying the claims made on defaulted loans. In 2015, asset recovery revenue from Guarantor clients totaled $209 million, compared to $275 million the prior year. As FFELP Loans are no longer originated, these revenues will decline over time unless we add additional Guarantor clients. The rate at which these revenues will decrease has also been affected by the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduced the amount to be paid to Guarantor agencies for assisting customers to rehabilitate their defaulted FFELP Loans under Section 428F of the HEA. This aspect of the Budget Act reduced our revenue by approximately $79 million in 2015 compared to 2014.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

Since 2009 when we were selected through a competitive bidding process, Navient has been one of four TIVAS that provides customer service for federal loans owned by ED. This contract has been extended through 2019. Under the terms of the contract extension, the allocation of new borrower volume is determined twice each year based on the relative performance of the servicers of five metrics: borrowers in current repayment status (30 percent), borrowers more than 90 but less than 271 days delinquent (15 percent), borrowers 271 days or more up to 360 days delinquent (15 percent), a survey of borrowers (35 percent), and a survey of ED personnel (5 percent). In 2015, other state-based not-for-profit servicers that had previously received a contract through a legislative, no-bid process began to receive a 26 percent allocation of total new borrowers, leaving a 74 percent allocation to the TIVAS. In the last allocation, Navient received 15 percent of new loan volume. In December 2015, Congress passed legislation that requires an allocation system to award new loan volume to all the servicers on the basis of their performance utilizing established common metrics, and on the basis of the capacity of each servicer to process new and existing accounts. ED has previously indicated that the portfolios of the not-for-profit servicers and the TIVAS cannot be compared due to differences in the borrower composition of the portfolios. ED has not yet announced how it will implement the requirement to ensure capacity and common metrics. It is possible that Navient’s market share of new borrowers would decline. ED has said that it intends to start a rebidding process for these servicing contracts sometime in 2016. Under this servicing contract as of December 31, 2015, we service approximately 6.3 million accounts or $186.0 billion in loans. We earned $139 million of revenue under the contract for the year ended December 31, 2015.

Since 1997, Navient has provided asset recovery services on defaulted education loans to ED. This contract expired by its terms on February 21, 2015 and our Pioneer Credit Recovery (“Pioneer”) subsidiary received no new account placements under the contract. We engaged with ED to learn more about their decision and address any questions or concerns they may have. In addition, on March 9, 2015, Pioneer filed a bid protest with the U.S. Government Accountability Office (“GAO”). This bid protest was dismissed on March 13, 2015 from the GAO based upon overlapping jurisdiction. Following the bid protest dismissal, Pioneer filed its own complaint with the U.S. Court of Federal Claims, which complaint was consolidated with several similar cases filed by other private collection agencies. On April 16, 2015, Pioneer’s complaint, together with the other plaintiffs’ consolidated complaints, was dismissed for lack of jurisdiction. We have appealed this decision. Pioneer’s appeal along with the appeals from some of the other similar cases was heard on November 5, 2015 and no ruling has been issued.

Separately, we have submitted a response to ED’s request for proposals (“RFP”) in relation to a new contract for similar services. There can be no assurances that Pioneer will be awarded an extension of the existing contract, or a new contract awarded to Pioneer or any other Navient subsidiary.

At December 31, 2015 and 2014, the Business Services segment had total assets of $657 million and $416 million, respectively.

Other Segment

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, our corporate liquidity portfolio, unallocated overhead and regulatory-related costs. We also include results from certain smaller wind-down operations within this segment. Overhead expenses include costs related to executive management, the board of directors, accounting, finance, legal, human resources, stock-based compensation expense and certain information technology costs related to infrastructure and operations. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with regulatory matters.

At December 31, 2015 and 2014, the Other segment had total assets of $2.4 billion and $2.1 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$2,112	$1,756	$—	$—	$—	$3,868	$650	$(238)	$412	$4,280
Other loans	—	—	—	7	—	7	—	—	—	7
Cash and investments	6	—	—	2	—	8	—	—	—	8

Total interest income	2,118	1,756	—	9	—	3,883	650	(238)	412	4,295
Total interest expense	1,245	680	—	112	—	2,037	37	—	37	2,074

Net interest income (loss)	873	1,076	—	(103)	—	1,846	613	(238)	375	2,221
Less: provisions for loan losses	26	538	—	(3)	—	561	—	—	—	561

Net interest income (loss) after provisions for loan losses	847	538	—	(100)	—	1,285	613	(238)	375	1,660
Other income (loss):
Servicing revenue	95	21	651	—	(427)	340	—	—	—	340
Asset recovery and business processing revenue	—	—	367	—	—	367	—	—	—	367
Other income	—	—	4	11	—	15	(613)	781	168	183
Gains (losses) on sales of loans and investments	12	(21)	—	—	—	(9)	—	—	—	(9)
Gains on debt repurchases	—	—	—	21	—	21	—	—	—	21

Total other income (loss)	107	—	1,022	32	(427)	734	(613)	781	168	902
Expenses:
Direct operating expenses	443	168	485	30	(427)	699	—	—	—	699
Overhead expenses	—	—	—	219	—	219	—	—	—	219

Operating expenses	443	168	485	249	(427)	918	—	—	—	918
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	12	12	12
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	32	32	32

Total expenses	443	168	485	249	(427)	918	—	44	44	962

Income (loss) from continuing operations, before income tax expense (benefit)	511	370	537	(317)	—	1,101	—	499	499	1,600
Income tax expense (benefit)(3)	190	137	199	(118)	—	408	—	196	196	604

Net income (loss) from continuing operations	321	233	338	(199)	—	693	—	303	303	996
Income from discontinued operations, net of tax expense	—	—	—	1	—	1	—	—	—	1

Net income (loss)	$321	$233	$338	$(198)	$—	$694	$—	$303	$303	$997

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$375	$—	$375
Total other income	—	168	—	168
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	12	12
Restructuring and other reorganization expenses	32	—	—	32

Total “Core Earnings” adjustments to GAAP	$(32)	$543	$(12)	499

Income tax expense				196

Net income				$303

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$2,097	$1,958	$—	$—	$—	$4,055	$699	$(42)	$657	$4,712
Other loans	—	—	—	9	—	9	—	—	—	9
Cash and investments	4	—	—	4	—	8	—	1	1	9

Total interest income	2,101	1,958	—	13	—	4,072	699	(41)	658	4,730
Total interest expense	1,168	708	—	114	—	1,990	42	31	73	2,063

Net interest income (loss)	933	1,250	—	(101)	—	2,082	657	(72)	585	2,667
Less: provisions for loan losses	40	539	—	—	—	579	—	49	49	628

Net interest income (loss) after provisions for loan losses	893	711	—	(101)	—	1,503	657	(121)	536	2,039
Other income (loss):
Servicing revenue	62	25	668	—	(456)	299	—	(1)	(1)	298
Asset recovery and business processing revenue	—	—	388	—	—	388	—	—	—	388
Other income	—	—	6	26	—	32	(657)	846	189	221
Gains (losses) on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	62	25	1,062	26	(456)	719	(657)	845	188	907
Expenses:
Direct operating expenses	478	181	389	132	(456)	724	—	36	36	760
Overhead expenses	—	—	—	200	—	200	—	27	27	227

Operating expenses	478	181	389	332	(456)	924	—	63	63	987
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	9	9	9
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	113	113	113

Total expenses	478	181	389	332	(456)	924	—	185	185	1,109
Income (loss) from continuing operations, before income tax expense (benefit)	477	555	673	(407)	—	1,298	—	539	539	1,837
Income tax expense (benefit)(3)	178	204	248	(150)	—	480	—	208	208	688

Net income (loss) from continuing operations	$299	$351	$425	$(257)	$—	$818	$—	$331	$331	$1,149
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$299	$351	$425	$(257)	$—	$818	$—	$331	$331	$1,149

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2014
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$136	$400	$—	$536
Total other income	15	173	—	188
Operating expenses	63	—	—	63
Goodwill and acquired intangible asset impairment and amortization	—	—	9	9
Restructuring and other reorganization expenses	113	—	—	113

Total “Core Earnings” adjustments to GAAP	$(25)	$573	$(9)	539

Income tax expense				208

Net income				$331

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

	Year Ended December 31, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$2,274	$2,037	$—	$—	$—	$4,311	$816	$222	$1,038	$5,349
Other loans	—	—	—	11	—	11	—	—	—	11
Cash and investments	5	2	—	5	—	12	—	5	5	17

Total interest income	2,279	2,039	—	16	—	4,334	816	227	1,043	5,377
Total interest expense	1,260	748	—	59	—	2,067	55	88	143	2,210

Net interest income (loss)	1,019	1,291	—	(43)	—	2,267	761	139	900	3,167
Less: provisions for loan losses	48	722	—	—	—	770	—	69	69	839

Net interest income (loss) after provisions for loan losses	971	569	—	(43)	—	1,497	761	70	831	2,328
Other income (loss):
Servicing revenue	76	33	705	(1)	(529)	284	—	6	6	290
Asset recovery and business processing revenue	—	—	420	—	—	420	—	—	—	420
Other income (loss)	—	—	5	5	—	10	(755)	577	(178)	(168)
Gains (losses) on sales of loans and investments	312	—	—	(10)	—	302	—	—	—	302
Gains on debt repurchases	—	—	—	48	—	48	(6)	—	(6)	42

Total other income (loss)	388	33	1,130	42	(529)	1,064	(761)	583	(178)	886
Expenses:
Direct operating expenses	555	179	348	68	(529)	621	—	185	185	806
Overhead expenses	—	—	—	167	—	167	—	69	69	236

Operating expenses	555	179	348	235	(529)	788	—	254	254	1,042
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	13	13	13
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	72	72	72

Total expenses	555	179	348	235	(529)	788	—	339	339	1,127
Income (loss) from continuing operations, before income tax expense (benefit)	804	423	782	(236)	—	1,773	—	314	314	2,087
Income tax expense (benefit)(3)	291	154	284	(86)	—	643	—	133	133	776

Net income (loss) from continuing operations	513	269	498	(150)	—	1,130	—	181	181	1,311
Income from discontinued operations, net of tax expense	—	—	111	1	—	112	—	(6)	(6)	106

Net income (loss)	513	269	609	(149)	—	1,242	—	175	175	1,417
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(1)	(1)	(1)

Net income (loss) attributable to Navient Corporation	$513	$269	$609	$(149)	$—	$1,242	$—	$176	$176	1,418

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2013
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$376	$455	$—	$831
Total other income (loss)	34	(212)	—	(178)
Operating expenses	254	—	—	254
Goodwill and acquired intangible asset impairment and amortization	—	—	13	13
Restructuring and other reorganization expenses	72	—	—	72

Total “Core Earnings” adjustments to GAAP	$84	$243	$(13)	314

Income tax expense				133
Income from discontinued operations, net of tax expense				(6)
Net loss attributable to noncontrolling interest				(1)

Net income				$176

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off(1)	$(32)	$(25)	$84
Net impact of derivative accounting(2)	543	573	243
Net impact of goodwill and acquired intangible assets(3)	(12)	(9)	(13)
Net tax effect(4)	(196)	(208)	(133)
Net impact of discontinued operations and noncontrolling interest	—	—	(5)

Total “Core Earnings” adjustments to GAAP	$303	$331	$176

(1)

SLM BankCo’s operations and restructuring and other reorganization expense in connection with the Spin-Off: For “Core Earnings,” we have assumed the consumer banking business (SLM BankCo) was never a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014 and we have removed the restructuring and other reorganization expense incurred in connection with the Spin-Off, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off. Excluding these items provides management with a useful basis from which to better evaluate results from ongoing operations against results from prior periods. The adjustment relates to the exclusion of the consumer banking business and represents the operations, assets, liabilities and equity of SLM BankCo, which is comprised of Sallie Mae Bank, Upromise Rewards, the Insurance Business, and the Private Education Loan origination functions. Included in these amounts are also certain general corporate overhead expenses related to the consumer banking business. General corporate overhead consists of costs primarily associated with accounting, finance, legal, human resources, certain information technology costs, stock compensation, and executive management and the board of directors. These costs were generally allocated to the consumer banking business based on the proportionate level of effort provided to the consumer banking business relative to SLM Corporation using a relevant allocation driver (e.g., in proportion to the number of employees by function that were being transferred to SLM BankCo as opposed to remaining at Navient). All intercompany transactions between SLM BankCo and Navient have been eliminated. In addition, all preferred stock dividends have been removed as SLM BankCo succeeded SLM Corporation as the issuer of the preferred stock in connection with the Spin-Off. The restructuring and other reorganization expense incurred in connection with the Spin-Off includes the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off.

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

(3)	Goodwill and acquired intangible assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and amortization of acquired intangible assets.

(4)	Net Tax Effect: Such tax effect is based upon our “Core Earnings” effective tax rate for the year.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Discontinued Operations

The following table summarizes our discontinued operations.

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Operations:
Income from discontinued operations before income tax expense	$1	$—	$126
Income tax expense	—	—	20

Income from discontinued operations, net of tax expense	$1	$—	$106

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Quarterly Financial Information (unaudited)

	2015
(Dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$583	$549	$553	$536
Less: provisions for loan losses	125	198	123	115

Net interest income after provisions for loan losses	458	351	430	421
Other income	178	219	161	178
Gains (losses) on derivative and hedging activities, net	71	(18)	20	93
Operating expenses	230	225	228	235
Goodwill and acquired intangible asset impairment and amortization expense	1	3	3	5
Restructuring and other reorganization expenses	3	29	—	—
Income tax expense	181	113	144	166

Net income from continuing operations	292	182	236	286
Income from discontinued operations, net of tax expense	—	—	1	—

Net income	292	182	237	286
Less: net income (loss) attributable to noncontrolling interest	—	—	—	—

Net income attributable to Navient Corporation	292	182	237	286
Preferred stock dividends	—	—	—	—

Net income attributable to Navient Corporation common stock	$292	$182	$237	$286

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$.73	$.48	$.64	$.80
Discontinued operations	—	—	—	—

Total	$.73	$.48	$.64	$.80

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$.72	$.47	$.63	$.79
Discontinued operations	—	—	—	—

Total	$.72	$.47	$.63	$.79

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Quarterly Financial Information (unaudited) (Continued)

	2014
(Dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$766	$662	$624	$614
Less: provisions for loan losses	185	165	140	138

Net interest income after provisions for loan losses	581	497	484	476
Other income	178	214	180	194
Gains (losses) on derivative and hedging activities, net	(8)	61	108	(22)
Operating expenses	366	211	195	215
Goodwill and acquired intangible asset impairment and amortization expense	4	2	2	2
Restructuring and other reorganization expenses	26	61	14	10
Income tax expense	136	191	200	159

Net income from continuing operations	219	307	361	262
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	(2)	1

Net income	219	307	359	263
Less: net income (loss) attributable to noncontrolling interest	—	—	—	—

Net income attributable to Navient Corporation	219	307	359	263
Preferred stock dividends	5	2	—	—

Net income attributable to Navient Corporation common stock	$214	$305	$359	$263

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$.50	$.72	$.87	$.65
Discontinued operations	—	—	—	—

Total	$.50	$.72	$.87	$.65

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$.49	$.71	$.85	$.64
Discontinued operations	—	—	—	—

Total	$.49	$.71	$.85	$.64

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

General

The FFELP, under Title IV of HEA, provided for loans to students who were enrolled in eligible institutions, or to parents of dependent students who were enrolled in eligible institutions, to finance their educational costs. Payment of principal and interest on the education loans to the holders of the loans is insured by a state or not-for-profit guaranty agency against:

•	default of the borrower;

•	the death, bankruptcy or permanent, total disability of the borrower;

•	closing of the student’s school prior to the end of the academic period;

•	false certification of the borrower’s eligibility for the loan by the school; and

•	an unpaid school refund.

Claims are paid from federal assets, known as “federal education loan reserve funds,” which are maintained and administered by state and not-for-profit guaranty agencies. In addition the holders of education loans are entitled to receive interest subsidy payments and Special Allowance Payments from ED on eligible education loans. Special Allowance Payments raise the yield to education loan lenders when the statutory borrower interest rate is below an indexed market value.

Four types of FFELP Loans were authorized under the HEA:

•	Subsidized Federal Stafford Loans to students who demonstrated requisite financial need;

•	Unsubsidized Federal Stafford Loans to students who either did not demonstrate financial need or require additional loans to supplement their Subsidized Stafford Loans;

•	Federal PLUS Loans to graduate or professional students (effective July 1, 2006) or parents of dependent students whose estimated costs of attending school exceed other available financial aid; and

•	FFELP Consolidation Loans, which consolidate into a single loan a borrower’s obligations under various federally authorized education loan programs.

Legislative Matters

The federal education loan programs are subject to frequent statutory and regulatory changes. The most significant change to the FFELP was with the enactment of the HCERA, which terminated the FFELP as of July 1, 2010.

On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This law includes changes that permit FFELP lenders or beneficial holders to change the index on which the Special Allowance Payments are calculated for FFELP Loans first disbursed on or after January 1, 2000. The law allows holders to elect to move the index from the Commercial Paper (“CP”) Rate to the one-month London Interbank Offered Rate (“LIBOR”). Such elections must have been made by April 1, 2012.

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

Financial Need Analysis

Subject to program limits and conditions, education loans generally were made in amounts sufficient to cover the student’s estimated costs of attending school, including tuition and fees, books, supplies, room and board, transportation and miscellaneous personal expenses as determined by the institution. Generally, each loan applicant (and parents in the case of a dependent child) underwent a financial need analysis.

Special Allowance Payments (“SAP”)

The HEA provides for quarterly Special Allowance Payments to be made by ED to holders of education loans to the extent necessary to ensure that they receive at least specified market interest rates of return. The rates for Special Allowance Payments depend on formulas that vary according to the type of loan, the date the loan was made and the type of funds, tax-exempt or taxable, used to finance the loan. ED makes a Special Allowance Payment for each calendar quarter.

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

•

federal interest subsidy payments on Subsidized Stafford Loans paid by ED to holders of the loans in lieu of the borrowers’ making interest payments during in-school, grace and deferment periods or, in certain cases, during enrollment in an income-based repayment plan; and

•	Special Allowance Payments representing an additional subsidy paid by ED to the holders of eligible Stafford Loans.

We refer to all three types of assistance as “federal assistance.”

After a Stafford Loan borrower ceases to be a qualified student, he generally must begin to repay the principal of his Stafford Loan following a 6-month grace period. During repayment, the Higher Education Act and related regulations require lenders to offer a choice among standard, graduated, income-driven and extended repayment schedules, if applicable, to all borrowers. Also, if certain conditions occur during repayment, no principal payments need to be made during deferment and forbearance periods.

Interest that accrues during forbearance is never subsidized. Interest that accrues during deferment periods may be subsidized. When a borrower exits grace, deferment or forbearance, any interest that has not been subsidized is generally capitalized and added to the outstanding principal amount.

PLUS and Supplemental Loans to Students (“SLS”) Loan Programs

The HEA authorizes PLUS Loans to be made to graduate or professional students (effective July 1, 2006) and parents of eligible dependent students and previously authorized SLS Loans to be made to the categories of students now served by the Unsubsidized Stafford Loan program. Borrowers who have no adverse credit history or who are able to secure an endorser without an adverse credit history are eligible for PLUS Loans, as well as some borrowers with extenuating circumstances. The federal assistance applicable to PLUS and SLS Loans are similar to those of Stafford Loans. However, interest subsidy payments are not available under the PLUS and SLS programs and, in some instances, Special Allowance Payments are more restricted.

The annual and aggregate amounts of PLUS Loans were limited only to the difference between the cost of the student’s education and other financial aid received, including scholarship, grants and other education loans.

Consolidation Loan Program

The enactment of HCERA ended new originations under the FFELP consolidation program, effective July 1, 2010. Previously, the HEA authorized a program under which borrowers may consolidate one or more of their education loans into a single FFELP Consolidation Loan that is insured and reinsured on a basis similar to Stafford and PLUS Loans. FFELP Consolidation Loans were made in an amount sufficient to pay outstanding principal, unpaid interest, late charges and collection costs on all federally reinsured education loans incurred under the FFELP that the borrower selects for consolidation, as well as loans made under various other federal education loan programs and loans made by different lenders. In general, a borrower’s eligibility to consolidate their federal education loans ends upon receipt of a Consolidation Loan. With the end of new FFELP originations, borrowers with multiple loans, including FFELP loans, may only consolidate their loans in the DSLP.

Guaranty Agencies under the FFELP

Under the FFELP, guaranty agencies insured FFELP loans made by eligible lending institutions, paying claims from “federal education loan reserve funds.” These loans are insured as to 100 percent of principal and accrued interest against death or discharge. FFELP loans are also insured against default, with the percent insured dependent on the date of the loans disbursement. For loans that were made before October 1, 1993, lenders are insured for 100 percent of the principal and unpaid accrued interest. From October 1, 1993 to June 30, 2006, lenders are insured for 98 percent of principal and all unpaid accrued interest. Insurance for loans made on or after July 1, 2006 was reduced from 98 percent to 97 percent.

ED reinsures the guaranty agencies for amounts paid to lenders on FFELP Loans that are discharged or defaulted. Under the HEA, the guaranty agencies by way of guaranty agreements entered into with ED are, subject to conditions, deemed to have a contractual right against the United States during the life of the loan to receive reimbursement for these amounts.

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

A lender may submit a default claim to the guaranty agency after an education loan has been delinquent for at least 270 days. The guaranty agency must review and pay the claim within 90 days after the lender filed it. The guaranty agency will pay the lender interest accrued on the loan for up to 450 days after delinquency. The guaranty agency must file a reimbursement claim with ED within 45 days (reduced to 30 days July 1, 2006) after the guaranty agency paid the lender for the default claim. Following payment of claims, the guaranty agency endeavors to collect the loan. Guaranty agencies also must meet statutory and regulatory requirements for collecting loans.

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

Education Loan Discharges

FFELP Loans are not generally dischargeable in bankruptcy. Under the United States Bankruptcy Code, before an education loan may be discharged, the borrower must demonstrate that repaying it would cause the borrower or his family undue hardship. When a FFELP borrower files for bankruptcy, collection of the loan is suspended during the time of the proceeding. If the borrower files under the “wage earner” provisions of the Bankruptcy Code or files a petition for discharge on the ground of undue hardship, then the lender transfers the loan to the guaranty agency which then participates in the bankruptcy proceeding. When the proceeding is complete, unless there was a finding of undue hardship, the loan is transferred back to the lender and collection resumes.

Education loans are discharged if the borrower died or becomes totally and permanently disabled. A physician must certify eligibility for a total and permanent disability discharge. Effective January 29, 2007, discharge eligibility was extended to survivors of eligible public servants and certain other eligible victims of the terrorist attacks on the United States on September 11, 2001.

If a school closes while a student is enrolled, or within 120 days after the student withdrew, loans made for that enrollment period are discharged. If a school falsely certifies that a borrower is eligible for the loan, the loan may be discharged. And if a school fails to make a refund to which a student is entitled, the loan is discharged to the extent of the unpaid refund.

Rehabilitation of Defaulted Loans

ED is authorized to enter into agreements with the guaranty agency under which the guaranty agency may sell defaulted loans that are eligible for rehabilitation to an eligible lender. For a loan to be eligible for rehabilitation the guaranty agency must have received reasonable and affordable payments for 12 months (reduced to 9 payments in 10 months effective July 1, 2006), then the loans will be submitted to a lender, and only after the sale to an eligible lender is the loan considered rehabilitated. Upon rehabilitation, a borrower is again eligible for all the benefits under the HEA. No education loan rehabilitated on or after August 14, 2008, is eligible to be rehabilitated more than once.

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

DSLP — The William D. Ford Federal Direct Loan Program.

DSLP Loans — Educational loans provided by the DSLP (see definition above) to students and parent borrowers directly through ED (see definition below) rather than through a bank or other lender. Also referred to as Direct Loans.

ED — The U.S. Department of Education.

FFELP — The Federal Family Education Loan Program, formerly the Guaranteed Education Loan Program, a program that was discontinued in 2010.

FFELP Consolidation Loans — Under the FFELP, borrowers with multiple eligible education loans may have consolidated them into a single education loan with one lender at a fixed rate for the life of the loan. The new loan is considered a FFELP Consolidation Loan. The borrower rate on a FFELP Consolidation Loan is fixed for the term of the loan and was set by the weighted average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent. Holders of FFELP Consolidation Loans are eligible to earn interest under the Special Allowance Payment (“SAP”) formula. In April 2008, we suspended originating new FFELP Consolidation Loans.

FFELP Stafford and Other Education Loans — Education loans to students or parents of students that are guaranteed or reinsured under the FFELP. The loans are primarily Stafford loans but also include PLUS and HEAL loans. The FFELP was discontinued in 2010.

Fixed Rate Floor Income — Fixed Rate Floor Income is Floor Income associated with education loans with borrower rates that are fixed to term (primarily FFELP Consolidation Loans and Stafford Loans originated on or after July 1, 2006).

Floor Income — For loans disbursed before April 1, 2006, FFELP Loans generally earn interest at the higher of either the borrower rate, which is fixed over a period of time, or a floating rate based on the SAP formula. We generally finance our education loan portfolio with floating rate debt whose interest is matched closely to the floating nature of the applicable SAP formula. If interest rates decline to a level at which the borrower rate exceeds the SAP formula rate, we continue to earn interest on the loan at the fixed borrower rate while the floating rate interest on our debt continues to decline. In these interest rate environments, we refer to the additional spread it earns between the fixed borrower rate and the SAP formula rate as Floor Income. Depending on the type of education loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. As a result, for loans where the borrower rate is fixed to term, we may earn Floor Income for an extended period of time, and for those loans where the borrower interest rate is reset annually on July 1, we may earn Floor Income to the next reset date. In accordance with legislation enacted in 2006, lenders are required to rebate Floor Income to ED for all FFELP Loans disbursed on or after April 1, 2006.

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

Based on this example, if the quarterly average LIBOR rate is over 1.61 percent, the holder of the education loan will earn at a floating rate based on the SAP formula, which in this example is a fixed spread to LIBOR of 2.64 percent. On the other hand, if the quarterly average LIBOR rate is below 1.61 percent, the SAP formula will produce a rate below the fixed borrower rate of 4.25 percent and the loan holder earns at the borrower rate of 4.25 percent.

Graphic Depiction of Floor Income:

Floor Income Contracts — We enter into contracts with counterparties under which, in exchange for an upfront contractual payment representing the present value of the Floor Income that we expect to earn on a notional amount of underlying education loans being economically hedged, we will pay the counterparties the Floor Income earned on that notional amount over the life of the Floor Income Contract. Specifically, we agree to pay the counterparty the difference, if positive, between the fixed borrower rate less the SAP (see definition below) spread and the average of the applicable interest rate index on that notional amount, regardless of the actual balance of underlying education loans, over the life of the contract. The contracts generally do not extend over the life of the underlying education loans. This contract effectively locks in the amount of Floor Income we will earn over the period of the contract. Floor Income Contracts are not considered effective hedges under ASC 815, “Derivatives and Hedging,” and each quarter we must record the change in fair value of these contracts through income.

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

Residual Interest — When we securitize education loans, we retain the right to receive cash flows from the education loans sold to trusts that we sponsor in excess of amounts needed to pay derivative costs (if any), other fees, and the principal and interest on the bonds backed by the education loans.

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

TDR — Troubled Debt Restructuring. The accounting and reporting standards for loan modifications and TDRs are primarily found in FASB’s ASC 310-40, “Troubled Debt Restructurings by Creditors.”

TIVAS — Title IV Additional Servicers. These are four large education loan servicers awarded a contract with ED to service federal loans owned by ED.

Variable Rate Floor Income — Variable Rate Floor Income is Floor Income that is earned only through the next date at which the borrower interest rate is reset to a market rate. For FFELP Stafford Loans whose borrower interest rate resets annually on July 1, we may earn Floor Income based on a calculation of the difference between the borrower rate and the then current interest rate.

G-4