Form 10-Q
period 2016-03-31
NAVIENT CORP
filed 2016-04-28
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2016
Common Stock, $0.01 par value	330,513,819 shares

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
FFELP Loans (net of allowance for losses of $70 and $78, respectively)	$95,018	$96,498
Private Education Loans (net of allowance for losses of $1,434 and $1,471 respectively)	25,547	26,394
Investments
Available-for-sale	5	5
Other	422	496

Total investments	427	501
Cash and cash equivalents	1,168	1,594
Restricted cash and investments	3,818	3,738
Goodwill and acquired intangible assets, net	702	705
Other assets	4,697	4,682

Total assets	$131,377	$134,112

Liabilities
Short-term borrowings	$2,363	$2,570
Long-term borrowings	122,920	124,833
Other liabilities	2,255	2,710

Total liabilities	127,538	130,113

Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 433 million and 431 million shares issued, respectively	4	4
Additional paid-in capital	2,975	2,967
Accumulated other comprehensive loss (net of tax benefit of $77 and $30, respectively)	(132)	(51)
Retained earnings	2,604	2,480

Total Navient Corporation stockholders’ equity before treasury stock	5,451	5,400
Less: Common stock held in treasury at cost: 103 million and 82 million shares, respectively	(1,636)	(1,425)

Total Navient Corporation stockholders’ equity	3,815	3,975
Noncontrolling interest	24	24

Total equity	3,839	3,999

Total liabilities and equity	$131,377	$134,112

Supplemental information — assets and liabilities of consolidated variable interest entities:

	March 31, 2016	December 31, 2015
FFELP Loans	$90,241	$91,516
Private Education Loans	22,487	23,124
Restricted cash	3,630	3,553
Other assets	642	293
Short-term borrowings	369	710
Long-term borrowings	105,292	106,510

Net assets of consolidated variable interest entities	$11,339	$11,266

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest income:
FFELP Loans	$634	$637
Private Education Loans	411	456
Other loans	1	2
Cash and investments	5	2

Total interest income	1,051	1,097
Total interest expense	565	514

Net interest income	486	583
Less: provisions for loan losses	111	125

Net interest income after provisions for loan losses	375	458

Other income (loss):
Servicing revenue	82	77
Asset recovery and business processing revenue	90	89
Other income (loss)	(13)	7
Gains on sales of loans and investments	—	5
Gains on debt repurchases	—	—
Gains (losses) on derivative and hedging activities, net	1	71

Total other income	160	249

Expenses:
Salaries and benefits	132	123
Other operating expenses	115	107

Total operating expenses	247	230
Goodwill and acquired intangible asset impairment and amortization expense	4	1
Restructuring and other reorganization expenses	—	3

Total expenses	251	234

Income from continuing operations, before income tax expense	284	473
Income tax expense	103	181

Net income from continuing operations	181	292
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—

Net income	181	292
Less: net loss attributable to noncontrolling interest	—	—

Net income attributable to Navient Corporation	$181	$292

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$.53	$.73
Discontinued operations	—	—

Total	$.53	$.73

Average common shares outstanding	339	398

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$.53	$.72
Discontinued operations	—	—

Total	$.53	$.72

Average common and common equivalent shares outstanding	343	405

Dividends per common share attributable to Navient Corporation	$.16	$.16

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$181	$292
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging losses on derivatives	(129)	(71)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)	—	—

Total unrealized losses on derivatives	(129)	(71)
Income tax benefit	48	26

Other comprehensive loss, net of tax	(81)	(45)

Total comprehensive income attributable to Navient Corporation	$100	$247

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Common Stock Shares			Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Issued	Treasury	Outstanding
Balance at December 31, 2014	425,637,635	(23,902,829)	401,734,806	$4	$2,893	$9	$1,724	$(432)	$4,198	$—	$4,198
Comprehensive income:
Net income	—	—	—	—	—	—	292	—	292	—	292
Other comprehensive loss, net of tax	—	—	—	—	—	(45)	—	—	(45)	—	(45)

Total comprehensive income	—	—	—	—	—	—	—	—	247	—	247
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(63)	—	(63)	—	(63)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	3,585,238	—	3,585,238	—	21	—	—	—	21	—	21
Tax benefit related to employee stock-based compensation plans	—	—	—	—	9	—	—	—	9	—	9
Stock-based compensation expense	—	—	—	—	12	—	—	—	12	—	12
Common stock repurchased	—	(14,653,835)	(14,653,835)	—	—	—	—	(300)	(300)	—	(300)
Shares repurchased related to employee stock-based compensation plans	—	(1,644,764)	(1,644,764)	—	—	—	—	(35)	(35)	—	(35)
Noncontrolling interests in businesses	—	—	—	—	—	—	—	—	—	4	4

Balance at March 31, 2015	429,222,873	(40,201,428)	389,021,445	$4	$2,935	$(36)	$1,951	$(767)	$4,087	$4	$4,091

Balance at December 31, 2015	430,561,656	(82,350,868)	348,210,788	$4	$2,967	$(51)	$2,480	$(1,425)	$3,975	$24	$3,999
Comprehensive income:
Net income	—	—	—	—	—	—	181	—	181	—	181
Other comprehensive loss, net of tax	—	—	—	—	—	(81)	—	—	(81)	—	(81)

Total comprehensive income	—	—	—	—	—	—	—	—	100	—	100
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(54)	—	(54)	—	(54)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Issuance of common shares	2,499,585	—	2,499,585	—	4	—	—	—	4	—	4
Tax benefit related to employee stock-based compensation plans	—	—	—	—	(8)	—	—	—	(8)	—	(8)
Stock-based compensation expense	—	—	—	—	12	—	—	—	12	—	12
Common stock repurchased	—	(19,210,281)	(19,210,281)	—	—	—	—	(200)	(200)	—	(200)
Shares repurchased related to employee stock-based compensation plans	—	(986,273)	(986,273)	—	—	—	—	(11)	(11)	—	(11)

Balance at March 31, 2016	433,061,241	(102,547,422)	330,513,819	$4	$2,975	$(132)	$2,604	$(1,636)	$3,815	$24	$3,839

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$181	$292
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on loans and investments, net	—	(5)
Goodwill and acquired intangible asset impairment and amortization expense	4	1
Stock-based compensation expense	12	12
Unrealized gains on derivative and hedging activities	(131)	(224)
Provisions for loan losses	111	125
Increase in restricted cash — other	(5)	(7)
Decrease in accrued interest receivable	71	148
Decrease in accrued interest payable	(145)	(60)
Decrease in other assets	308	153
(Decrease) increase in other liabilities	(64)	64

Total net cash provided by operating activities	342	499

Investing activities
Education loans acquired	(1,537)	(830)
Reduction of education loans:
Installment payments, claims and other	3,734	3,407
Proceeds from sales of education loans	—	193
Other investing activities, net	69	24
Purchases of other securities	(42)	—
Proceeds from maturities of other securities	41	1
(Increase) decrease in restricted cash — variable interest entities	(80)	126
Purchase of subsidiary, net of cash acquired	—	(181)

Total net cash provided by investing activities	2,185	2,740

Financing activities
Borrowings collateralized by loans in trust — issued	1,545	1,678
Borrowings collateralized by loans in trust — repaid	(3,228)	(3,369)
Asset-backed commercial paper conduits, net	(155)	(539)
Other long-term borrowings issued	—	493
Other long-term borrowings repaid	(974)	(590)
Other financing activities, net	113	59
Common stock repurchased	(200)	(300)
Common stock dividends paid	(54)	(63)

Net cash used in financing activities	(2,953)	(2,631)

Net (decrease) increase in cash and cash equivalents	(426)	608
Cash and cash equivalents at beginning of period	1,594	1,443

Cash and cash equivalents at end of period	$1,168	$2,051

Cash disbursements made (refunds received) for:
Interest	$515	$500

Income taxes paid	$20	$1

Income taxes received	$(2)	$—

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2015 Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three months ended March 31, 2015 to be consistent with classifications adopted for 2016, and had no effect on net income, total assets, or total liabilities.

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

Leases

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Significant Accounting Policies (Continued)

twelve-month term, these arrangements must be recognized as assets and liabilities on the balance sheet of the lessee. A right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. The standard requires the use of the modified retrospective transition method, which will require adjustment to all comparative periods presented. It will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures, but expect it to be immaterial.

Stock Compensation

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation,” which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard is effective for the Company in fiscal years beginning after December 15, 2016. Early application is permitted. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures, but expect it to be immaterial.

2.	Allowance for Loan Losses

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Three Months Ended March 31, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$78	$1,471	$15	$1,564
Total provision	7	104	—	111
Charge-offs(1)	(15)	(144)	—	(159)
Reclassification of interest reserve(2)	—	3	—	3

Ending balance	$70	$1,434	$15	$1,519

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,185	$11	$1,196
Ending balance: collectively evaluated for impairment	$70	$249	$4	$323
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$11,088	$33	$11,121
Ending balance: collectively evaluated for impairment(3)	$94,074	$16,408	$50	$110,532
Charge-offs as a percentage of average loans in repayment (annualized)	.08%	2.39%	2.04%
Allowance coverage of charge-offs (annualized)	1.2	2.5	8.6
Allowance as a percentage of the ending total loan balance	.07%	5.22%	17.91%
Allowance as a percentage of the ending loans in repayment	.10%	6.03%	17.91%
Ending total loans(3)	$94,074	$27,496	$83
Average loans in repayment	$73,689	$24,180	$85
Ending loans in repayment	$73,699	$23,786	$83

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

	Three Months Ended March 31, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$93	$1,916	$24	$2,033
Total provision	5	120	—	125
Charge-offs(1)	(7)	(190)	(1)	(198)
Reclassification of interest reserve(2)	—	3	—	3

Ending balance	$91	$1,849	$23	$1,963

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,077	$18	$1,095
Ending balance: collectively evaluated for impairment	$91	$772	$5	$868
Loans:
Ending balance: individually evaluated for impairment	$—	$10,859	$43	$10,902
Ending balance: collectively evaluated for impairment	$101,347	$20,561	$59	$121,967
Charge-offs as a percentage of average loans in repayment (annualized)	.03%	2.89%	3.43%
Allowance coverage of charge-offs (annualized)	3.6	2.4	6.3
Allowance as a percentage of the ending total loan balance	.09%	5.88%	22.30%
Allowance as a percentage of the ending loans in repayment	.12%	7.04%	22.30%
Ending total loans(3)	$101,347	$31,420	$102
Average loans in repayment	$77,474	$26,644	$105
Ending loans in repayment	$76,755	$26,260	$102

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

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

	Private Education Loans Credit Quality Indicators
	March 31, 2016		December 31, 2015
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$24,466	92%	$25,280	92%
Non-Traditional(1)	2,163	8	2,235	8

Total	$26,629	100%	$27,515	100%

Cosigners:
With cosigner	$17,172	64%	$17,738	64%
Without cosigner	9,457	36	9,777	36

Total	$26,629	100%	$27,515	100%

Seasoning(2):
1-12 payments	$1,434	6%	$1,776	7%
13-24 payments	1,692	6	1,977	7
25-36 payments	2,617	10	2,982	11
37-48 payments	3,574	13	3,787	14
More than 48 payments	15,385	58	14,953	54
Not yet in repayment	1,927	7	2,040	7

Total	$26,629	100%	$27,515	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was received.

(3)	Balance represents gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	March 31, 2016		December 31, 2015
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$7,986		$8,257
Loans in forbearance(2)	12,389		13,298
Loans in repayment and percentage of each status:
Loans current	63,333	85.9%	62,651	84.7%
Loans delinquent 31-60 days(3)	3,559	4.8	3,285	4.5
Loans delinquent 61-90 days(3)	1,657	2.3	1,856	2.5
Loans delinquent greater than 90 days(3)	5,150	7.0	6,142	8.3

Total FFELP Loans in repayment	73,699	100%	73,934	100%

Total FFELP Loans, gross	94,074		95,489
FFELP Loan unamortized premium	1,014		1,087

Total FFELP Loans	95,088		96,576
FFELP Loan allowance for losses	(70)		(78)

FFELP Loans, net	$95,018		$96,498

Percentage of FFELP Loans in repayment		78.3%		77.4%

Delinquencies as a percentage of FFELP Loans in repayment		14.1%		15.3%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		14.4%		15.2%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

	Traditional Private Education Loan Delinquencies
	March 31, 2016		December 31, 2015
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,756		$1,859
Loans in forbearance(2)	809		863
Loans in repayment and percentage of each status:
Loans current	20,673	94.4%	21,085	93.5%
Loans delinquent 31-60 days(3)	371	1.7	491	2.2
Loans delinquent 61-90 days(3)	245	1.1	292	1.3
Loans delinquent greater than 90 days(3)	612	2.8	690	3.0

Total traditional loans in repayment	21,901	100%	22,558	100%

Total traditional loans, gross	24,466		25,280
Traditional loans unamortized discount	(455)		(470)

Total traditional loans	24,011		24,810
Traditional loans receivable for partially charged-off loans	553		560
Traditional loans allowance for losses	(1,203)		(1,236)

Traditional loans, net	$23,361		$24,134

Percentage of traditional loans in repayment		89.5%		89.2%

Delinquencies as a percentage of traditional loans in repayment		5.6%		6.5%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.6%		3.7%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

	Non-Traditional Private Education Loan Delinquencies
	March 31, 2016		December 31, 2015
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$171		$181
Loans in forbearance(2)	107		110
Loans in repayment and percentage of each status:
Loans current	1,640	87.0%	1,646	84.7%
Loans delinquent 31-60 days(3)	63	3.3	86	4.4
Loans delinquent 61-90 days(3)	45	2.4	56	2.9
Loans delinquent greater than 90 days(3)	137	7.3	156	8.0

Total non-traditional loans in repayment	1,885	100%	1,944	100%

Total non-traditional loans, gross	2,163		2,235
Non-traditional loans unamortized discount	(60)		(61)

Total non-traditional loans	2,103		2,174
Non-traditional loans receivable for partially charged-off loans	314		321
Non-traditional loans allowance for losses	(231)		(235)

Non-traditional loans, net	$2,186		$2,260

Percentage of non-traditional loans in repayment		87.1%		87.0%

Delinquencies as a percentage of non-traditional loans in repayment		13.0%		15.3%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.4%		5.4%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Receivable at beginning of period	$881	$1,245
Expected future recoveries of current period defaults(1)	36	62
Recoveries(2)	(50)	(52)
Charge-offs(3)	—	(19)

Receivable at end of period	867	1,236
Allowance for estimated recovery shortfalls(4)	—	(380)

Net receivable at end of period	$867	$856

(1)	Represents the difference between the loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Prior to second-quarter 2015, charge-offs represent the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans. These amounts are included in the “Allowance for Private Education Loan Losses” table.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $1.8 billion overall allowance for Private Education Loan losses as of March 31, 2015. This component of the allowance was removed in the second quarter of 2015 due to the increase in the charge-off rate discussed above.

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 57 percent and 56 percent of the loans granted forbearance have qualified as a TDR loan at March 31, 2016 and December 31, 2015, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of March 31, 2016 and December 31, 2015 was $2.7 billion and $2.5 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

At March 31, 2016 and December 31, 2015, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
March 31, 2016
Private Education Loans — Traditional	$9,276	$9,325	$978
Private Education Loans — Non-Traditional	1,425	1,429	207

Total	$10,701	$10,754	$1,185

December 31, 2015
Private Education Loans — Traditional	$9,134	$9,200	$995
Private Education Loans — Non-Traditional	1,441	1,442	214

Total	$10,575	$10,642	$1,209

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended March 31,
	2016		2015
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$9,221	$138	$8,856	$132
Private Education Loans — Non-Traditional	1,434	27	1,476	29

Total	$10,655	$165	$10,332	$161

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	March 31, 2016		December 31, 2015
(Dollars in millions)	Balance	%	Balance	%
Loans in deferment(1)	$697		$706
Loans in forbearance(2)	665		695
Loans in repayment and percentage of each status:
Loans current	8,228	87.6%	7,885	85.3%
Loans delinquent 31-60 days(3)	326	3.5	414	4.5
Loans delinquent 61-90 days(3)	228	2.4	263	2.8
Loans delinquent greater than 90 days(3)	610	6.5	679	7.4

Total TDR loans in repayment	9,392	100%	9,241	100%

Total TDR loans, gross	$10,754		$10,642

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

	Three Months Ended March 31,
	2016			2015
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$341	$80	$62	$430	$91	$100
Private Education Loans — Non-Traditional	27	22	11	42	28	18

Total	$368	$102	$73	$472	$119	$118

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans.

(Dollars in millions)	Accrued Interest Receivable	Allowance for Uncollectible Interest
March 31, 2016
Private Education Loans — Traditional	$407	$26
Private Education Loans — Non-Traditional	53	8

Total	$460	$34

December 31, 2015
Private Education Loans — Traditional	$433	$26
Private Education Loans — Non-Traditional	57	9

Total	$490	$35

3.	Borrowings

The following table summarizes our borrowings.

	March 31, 2016			December 31, 2015
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,137	$12,987	$14,124	$1,120	$13,976	$15,096

Total unsecured borrowings	1,137	12,987	14,124	1,120	13,976	15,096

Secured borrowings:
FFELP Loan securitizations	—	76,411	76,411	—	77,764	77,764
Private Education Loan securitizations(1)	—	16,557	16,557	—	16,900	16,900
FFELP Loan — other facilities	—	16,446	16,446	—	16,276	16,276
Private Education Loan — other facilities	369	—	369	710	—	710
Other(2)	877	—	877	760	—	760

Total secured borrowings	1,246	109,414	110,660	1,470	110,940	112,410

Total before hedge accounting adjustments	2,383	122,401	124,784	2,590	124,916	127,506
Hedge accounting adjustments	(20)	519	499	(20)	(83)	(103)

Total	$2,363	$122,920	$125,283	$2,570	$124,833	$127,403

(1)	Includes $546 million of long-term debt related to the Private Education Loan asset-backed securitization repurchase facility (“Repurchase Facility”) as of both March 31, 2016 and December 31, 2015.

(2)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of March 31, 2016 and December 31, 2015, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	March 31, 2016
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$76,411	$76,411	$76,941	$2,783	$668	$80,392
Private Education Loan securitizations(1)	—	16,557	16,557	21,936	520	300	22,756
FFELP Loan — other facilities	—	12,846	12,846	13,300	317	178	13,795
Private Education Loan — other facilities	369	—	369	551	10	17	578

Total before hedge accounting adjustments	369	105,814	106,183	112,728	3,630	1,163	117,521
Hedge accounting adjustments	—	(522)	(522)	—	—	(521)	(521)

Total	$369	$105,292	$105,661	$112,728	$3,630	$642	$117,000

	December 31, 2015
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$77,764	$77,764	$78,358	$2,760	$682	$81,800
Private Education Loan securitizations(1)	—	16,900	16,900	22,014	452	323	22,789
FFELP Loan — other facilities	—	12,676	12,676	13,158	324	168	13,650
Private Education Loan — other facilities	710	—	710	1,110	17	31	1,158

Total before hedge accounting adjustments	710	107,340	108,050	114,640	3,553	1,204	119,397
Hedge accounting adjustments	—	(830)	(830)	—	—	(911)	(911)

Total	$710	$106,510	$107,220	$114,640	$3,553	$293	$118,486

(1)

Includes $546 million of long-term debt related to the Repurchase Facility as of both March 31, 2016 and December 31, 2015. Includes $36 million and $41 million of restricted cash related to the Repurchase Facility as of March 31, 2016 and December 31, 2015, respectively.

4.	Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2015 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2015 Form 10-K for a full discussion.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2016 and December 31, 2015, and their impact on other comprehensive income and earnings for the three months ended March 31, 2016 and 2015.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2016	Dec. 31, 2015
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$935	$694	$79	$32	$1,014	$726
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	28	2	—	—	28	2
Other(2)	Interest rate	—	—	—	—	1	—	1	—

Total derivative assets(3)		—	—	963	696	80	32	1,043	728
Derivative Liabilities:
Interest rate swaps	Interest rate	(218)	(89)	—	(3)	(62)	(68)	(280)	(160)
Floor Income Contracts	Interest rate	—	—	—	—	(349)	(365)	(349)	(365)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(578)	(926)	(42)	(62)	(620)	(988)
Other(2)	Interest rate	—	—	—	—	(5)	(2)	(5)	(2)

Total derivative liabilities(3)		(218)	(89)	(578)	(929)	(458)	(497)	(1,254)	(1,515)

Net total derivatives		$(218)	$(89)	$385	$(233)	$(378)	$(465)	$(211)	$(787)

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Gross position	$1,043	$728	$(1,254)	$(1,515)
Impact of master netting agreements	(26)	(50)	26	50

Derivative values with impact of master netting agreements (as carried on balance sheet)	1,017	678	(1,228)	(1,465)
Cash collateral (held) pledged	(875)	(759)	392	466

Net position	$142	$(81)	$(836)	$(999)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (Continued)

The above fair values include adjustments for counterparty credit risk both for when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at March 31, 2016 and December 31, 2015 by $12 million and $1 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at March 31, 2016 and December 31, 2015 by $23 million and $31 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2016	Dec. 31, 2015
Notional Values:
Interest rate swaps	$16.6	$9.5	$11.7	$12.6	$33.4	$33.8	$61.7	$55.9
Floor Income Contracts	—	—	—	—	25.2	35.1	25.2	35.1
Cross-currency interest rate swaps	—	—	8.9	9.1	.3	.3	9.2	9.4
Other(1)	—	—	—	—	3.1	3.2	3.1	3.2

Total derivatives	$16.6	$9.5	$20.6	$21.7	$62.0	$72.4	$99.2	$103.6

(1)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended March 31,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Fair Value Hedges:
Interest rate swaps	$244	$121	$71	$95	$(280)	$(130)	$35	$86
Cross-currency interest rate swaps	374	(842)	(16)	2	(306)	988	52	148

Total fair value derivatives	618	(721)	55	97	(586)	858	87	234
Cash Flow Hedges:
Interest rate swaps	—	—	—	—	—	—	—	—

Total cash flow derivatives	—	—	—	—	—	—	—	—
Trading:
Interest rate swaps	53	18	10	11	—	—	63	29
Floor Income Contracts	27	72	(138)	(162)	—	—	(111)	(90)
Cross-currency interest rate swaps	20	(1)	(1)	(1)	—	—	19	(2)
Other	(2)	(2)	—	(1)	—	—	(2)	(3)

Total trading derivatives	98	87	(129)	(153)	—	—	(31)	(66)

Total	716	(634)	(74)	(56)	(586)	858	56	168
Less: realized gains (losses) recorded in interest expense	—	—	55	97	—	—	55	97

Gains (losses) on derivative and hedging activities, net	$716	$(634)	$(129)	$(153)	$(586)	$858	$1	$71

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	March 31, 2016	December 31, 2015
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$875	$759
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	398	301

Total collateral held	$1,273	$1,060

Derivative asset at fair value including accrued interest	$1,160	$896

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$392	$466

Total collateral pledged	$392	$466

Derivative liability at fair value including accrued interest and premium receivable	$1,201	$1,395

(1)	At March 31, 2016 and December 31, 2015, $0 million and $2 million, respectively, were held in restricted cash accounts.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $631 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts based on our current unsecured credit rating. We are currently in an asset position with these derivative counterparties (including accrued interest and net of premiums receivable). Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

5.	Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	March 31, 2016	December 31, 2015
Accrued interest receivable, net	$1,575	$1,646
Derivatives at fair value	1,017	678
Income tax asset, net current and deferred	860	906
Benefit and insurance-related investments	484	491
Accounts receivable	169	329
Fixed assets, net	161	162
Other loans, net	68	70
Other	363	400

Total	$4,697	$4,682

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Business Combinations — Acquisition of Gila LLC and Xtend Healthcare

Acquisitions are accounted for under the acquisition method of accounting as defined in ASC 805, “Business Combinations.” The Company allocates the purchase price to the fair value of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser.

During 2015, Navient completed acquisitions of Gila LLC and Xtend Healthcare. Navient has not disclosed the pro forma impact of these acquisitions to the results of operations for the three months ended March 31, 2015, as the pro forma impact was deemed immaterial.

Acquisition of Gila LLC

During February 2015, the Company acquired a 98 percent majority controlling interest in Gila LLC for approximately $185 million. Gila LLC is an asset recovery and business processing firm. The firm provides receivables management services and account processing solutions for state governments, agencies, court systems and municipalities. The results of operations of Gila LLC have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Services segment.

As of September 2015, the Company finalized its purchase price allocation for Gila LLC which resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of $97 million.

Identifiable intangible assets at the acquisition date included the Gila LLC trade name, an indefinite life intangible asset, with an aggregate estimated fair value of approximately $13 million as of the acquisition date as well as definite life intangible assets with an estimated aggregate fair value of approximately $71 million as of the acquisition date. These definite life intangible assets consist primarily of customer relationships which will be amortized over 2 to 16 years depending on the economic benefit derived from each of the underlying assets.

Acquisition of Xtend Healthcare

During October 2015, Navient acquired a 91 percent controlling interest in Xtend Healthcare for approximately $164 million. Xtend Healthcare is a health care revenue cycle management company that provides health insurance claims billing and account resolution, as well as patient billing and customer service. The results of operations of Xtend Healthcare have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Services segment.

The Company’s purchase price allocation as of March 31, 2016 is preliminary as the Company is awaiting the final results of a valuation that is being performed by an independent appraiser. We anticipate the purchase price allocation will be completed by the end of the second quarter of 2016. The preliminary estimate of goodwill is $101 million.

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

During the first-quarter 2016, there were no other changes or adjustments to goodwill and intangible assets.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Stockholders’ Equity

The following table summarizes common share repurchases and issuances.

	Three Months Ended March 31,
	2016	2015
Common shares repurchased(1)	19,210,281	14,653,835
Average purchase price per share	$10.42	$20.49
Shares repurchased related to employee stock-based compensation plans(2)	986,273	1,644,764
Average purchase price per share	$9.96	$20.86
Common shares issued(3)	2,499,585	3,585,238

(1)	Common shares purchased under our share repurchase programs.

(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on March 31, 2016 was $11.97.

Dividend and Share Repurchase Program

In March 2016, we paid a common stock dividend of $0.16 per share.

We repurchased 19.2 million shares of common stock for $200 million in the first quarter of 2016. The shares were repurchased under our previously disclosed share repurchase programs. As of March 31, 2016, the remaining repurchase authority was $555 million. In the first quarter of 2015, we repurchased 14.7 million shares for $300 million.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended March 31,
(In millions, except per share data)	2016	2015
Numerator:
Net income attributable to Navient Corporation	$181	$292

Denominator:
Weighted average shares used to compute basic EPS	339	398
Effect of dilutive securities:
Dilutive effect of stock options, non-vested restricted stock, restricted stock units and Employee Stock Purchase Plans (“ESPPs”)(1)	4	7

Dilutive potential common shares(2)	4	7

Weighted average shares used to compute diluted EPS	343	405

Basic earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$.53	$.73
Discontinued operations	—	—

Total	$.53	$.73

Diluted earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$.53	$.72
Discontinued operations	—	—

Total	$.53	$.72

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested restricted stock, restricted stock units, and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended March 31, 2016 and 2015, stock options covering approximately 9 million and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Please refer to “Note 12 — Fair Value Measurements” in our 2015 Form 10-K for a full discussion.

During the three months ended March 31, 2016, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2016				December 31, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$1	$—	$1	$—	$1	$—	$1
Other	—	4	—	4	—	4	—	4

Total available-for-sale investments	—	5	—	5	—	5	—	5
Derivative instruments:(1)
Interest rate swaps	—	985	29	1,014	—	709	17	726
Cross-currency interest rate swaps	—	—	28	28	—	—	2	2
Other	—	—	1	1	—	—	—	—

Total derivative assets(3)	—	985	58	1,043	—	709	19	728

Total	$—	$990	$58	$1,048	$—	$714	$19	$733

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(219)	$(61)	$(280)	$—	$(99)	$(61)	$(160)
Floor Income Contracts	—	(349)	—	(349)	—	(365)	—	(365)
Cross-currency interest rate swaps	—	(64)	(556)	(620)	—	(83)	(905)	(988)
Other	—	—	(5)	(5)	—	—	(2)	(2)

Total derivative liabilities(3)	—	(632)	(622)	(1,254)	—	(547)	(968)	(1,515)

Total	$—	$(632)	$(622)	$(1,254)	$—	$(547)	$(968)	$(1,515)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

(2)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(3)	See “Note 4 — Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended March 31,
	2016				2015
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(44)	$(903)	$(2)	$(949)	$(88)	$(117)	$(11)	$(216)
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	11	358	(2)	367	1	(840)	(3)	(842)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	1	17	—	18	(1)	(1)	1	(1)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(32)	$(528)	$(4)	$(564)	$(88)	$(958)	$(13)	$(1,059)

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$12	$375	$(2)	$385	$—	$(838)	$(2)	$(840)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Gains (losses) on derivative and hedging activities, net	$384	$(843)
Interest expense	(17)	1

Total	$367	$(842)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at March 31, 2016	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/LIBOR basis swaps	$11	Discounted cash flow	Bid/ask adjustment to discount rate	.02% — .05% (.05%)

Prime/LIBOR basis swaps	(43)	Discounted cash flow	Constant prepayment rate	4.9%
			Bid/ask adjustment to discount rate	.03% — .05% (.03%)

Cross-currency interest rate swaps	(528)	Discounted cash flow	Constant prepayment rate	2.8%
Other	(4)

Total	$(564)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements (Continued)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2016			December 31, 2015
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$92,550	$95,018	$(2,468)	$94,377	$96,498	$(2,121)
Private Education Loans	24,716	25,547	(831)	25,772	26,394	(622)
Cash and investments(1)	5,413	5,413	—	5,833	5,833	—

Total earning assets	122,679	125,978	(3,299)	125,982	128,725	(2,743)

Interest-bearing liabilities
Short-term borrowings	2,370	2,363	(7)	2,569	2,570	1
Long-term borrowings	115,815	122,920	7,105	118,471	124,833	6,362

Total interest-bearing liabilities	118,185	125,283	7,098	121,040	127,403	6,363

Derivative financial instruments
Floor Income Contracts	(349)	(349)	—	(365)	(365)	—
Interest rate swaps	734	734	—	566	566	—
Cross-currency interest rate swaps	(592)	(592)	—	(986)	(986)	—
Other	(4)	(4)	—	(2)	(2)	—

Excess of net asset fair value over carrying value			$3,799			$3,620

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $4 million and $4 million at March 31, 2016 and December 31, 2015, respectively, versus a fair value of $5 million and $5 million at March 31, 2016 and December 31, 2015, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Commitments and Contingencies

Regulatory Matters

On May 2, 2014, Navient Solutions, Inc. (“NSI”), a wholly-owned subsidiary of Navient, and Sallie Mae Bank entered into consent orders with the Federal Deposit Insurance Corporation (the “FDIC”) (respectively, the “NSI Order” and the “Bank Order”; collectively, the “FDIC Orders”) to resolve matters related to certain cited violations of Section 5 of the Federal Trade Commission Act, including the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (the “SCRA”). The FDIC Orders, which became effective upon the signing of the consent order with the United States Department of Justice (the “DOJ”) by NSI and SLM BankCo on May 13, 2014, required NSI to pay $3.3 million in civil monetary penalties. NSI paid its civil monetary penalties. In addition, the FDIC Orders required the establishment of a restitution reserve account totaling $30 million to provide restitution with respect to loans owned or originated by Sallie Mae Bank, from November 28, 2005 until the effective date of the FDIC Orders. Pursuant to the Separation and Distribution Agreement among SLM Corporation, SLM BankCo and Navient dated as of April 28, 2014 (the “Separation Agreement”), Navient funded the restitution reserve account in May 2014.

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

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of March 31, 2016, substantially all of this amount had been paid or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until all of the work under the various consent orders has been completed and the consent orders are lifted.

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

•

In November 2014, Navient’s subsidiary, Pioneer Credit Recovery, Inc. (“Pioneer”), received a CID from the CFPB as part of the CFPB’s investigation regarding Pioneer’s activities relating to rehabilitation loans and collection of defaulted student debt. The CFPB has informed the Company that they have combined this matter with the aforementioned servicing matter.

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

Under the terms of the Separation Agreement, Navient has agreed to be responsible and indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, all liabilities arising out of the regulatory matters mentioned above, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient has no additional reserves related to indemnification matters with SLM BankCo as of March 31, 2016.

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

The following table includes GAAP basis asset information for our FFELP Loans segment.

(Dollars in millions)	March 31, 2016	December 31, 2015
FFELP Loans, net	$95,018	$96,498
Cash and investments(1)	3,500	3,572
Other	1,918	2,015

Total assets	$100,436	$102,085

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Reporting (Continued)

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

The following table includes GAAP basis asset information for our Private Education Loans segment.

(Dollars in millions)	March 31, 2016	December 31, 2015
Private Education Loans, net	$25,547	$26,394
Cash and investments(1)	672	596
Other	2,074	1,988

Total assets	$28,293	$28,978

(1)	Includes restricted cash and investments.

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

At March 31, 2016 and December 31, 2015, the Business Services segment had total assets of $654 million and $657 million, respectively, on a GAAP basis.

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

At March 31, 2016 and December 31, 2015, the Other segment had total assets of $2.0 billion and $2.4 billion, respectively, on a GAAP basis.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Reporting (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$555	$411	$—	$—	$—	$966	$138	$(59)	$79	$1,045
Other loans	—	—	—	1	—	1	—	—	—	1
Cash and investments	3	1	—	1	—	5	—	—	—	5

Total interest income	558	412	—	2	—	972	138	(59)	79	1,051
Total interest expense	358	172	—	26	—	556	9	—	9	565

Net interest income (loss)	200	240	—	(24)	—	416	129	(59)	70	486
Less: provisions for loan losses	7	104	—	—	—	111	—	—	—	111

Net interest income (loss) after provisions for loan losses	193	136	—	(24)	—	305	129	(59)	70	375
Other income (loss):
Servicing revenue	16	4	163	—	(101)	82	—	—	—	82
Asset recovery and business processing revenue	—	—	90	—	—	90	—	—	—	90
Other income (loss)	—	—	1	3	—	4	(129)	113	(16)	(12)
Gains (losses) on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	16	4	254	3	(101)	176	(129)	113	(16)	160
Expenses:
Direct operating expenses	104	43	134	6	(101)	186	—	—	—	186
Overhead expenses	—	—	—	61	—	61	—	—	—	61

Operating expenses	104	43	134	67	(101)	247	—	—	—	247
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	—	—	—

Total expenses	104	43	134	67	(101)	247	—	4	4	251

Income (loss) from continuing operations, before income tax expense (benefit)	105	97	120	(88)	—	234	—	50	50	284
Income tax expense (benefit)(3)	39	36	45	(33)	—	87	—	16	16	103

Net income (loss) from continuing operations	66	61	75	(55)	—	147	—	34	34	181
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$66	$61	$75	$(55)	$—	$147	$—	$34	$34	$181

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2016
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$70	$—	$70
Total other income (loss)	—	(16)	—	(16)
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	4	4
Restructuring and other reorganization expenses	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$—	$54	$(4)	50

Income tax expense				16

Net income				$34

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Reporting (Continued)

	Three Months Ended March 31, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$534	$456	$—	$—	$—	$990	$162	$(59)	$103	$1,093
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	1	—	—	1	—	2	—	—	—	2

Total interest income	535	456	—	3	—	994	162	(59)	103	1,097
Total interest expense	302	173	—	30	—	505	9	—	9	514

Net interest income (loss)	233	283	—	(27)	—	489	153	(59)	94	583
Less: provisions for loan losses	5	120	—	—	—	125	—	—	—	125

Net interest income (loss) after provisions for loan losses	228	163	—	(27)	—	364	153	(59)	94	458
Other income (loss):
Servicing revenue	18	7	163	—	(111)	77	—	—	—	77
Asset recovery and business processing revenue	—	—	89	—	—	89	—	—	—	89
Other income (loss)	—	—	2	4	—	6	(153)	225	72	78
Gains on sales of loans and investments	5	—	—	—	—	5	—	—	—	5
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	23	7	254	4	(111)	177	(153)	225	72	249
Expenses:
Direct operating expenses	115	46	116	4	(111)	170	—	—	—	170
Overhead expenses	—	—	—	60	—	60	—	—	—	60

Operating expenses	115	46	116	64	(111)	230	—	—	—	230
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	1	1	1
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	3	3	3

Total expenses	115	46	116	64	(111)	230	—	4	4	234
Income (loss) from continuing operations, before income tax expense (benefit)	136	124	138	(87)	—	311	—	162	162	473
Income tax expense (benefit)(3)	51	47	52	(33)	—	117	—	64	64	181

Net income (loss) from continuing operations	$85	$77	$86	$(54)	$—	$194	$—	$98	$98	$292
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$85	$77	$86	$(54)	$—	$194	$—	$98	$98	$292

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$94	$—	$94
Total other income (loss)	—	72	—	72
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	1	1
Restructuring and other reorganization expenses	3	—	—	3

Total “Core Earnings” adjustments to GAAP	$(3)	$166	$(1)	162

Income tax expense				64

Net income				$98

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off(1)	$—	$(3)
Net impact of derivative accounting(2)	54	166
Net impact of goodwill and acquired intangibles assets(3)	(4)	(1)
Net tax effect(4)	(16)	(64)

Total “Core Earnings” adjustments to GAAP	$34	$98

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

For us, these factors include, among others, the risks and uncertainties associated with:

•	increases in financing costs;

•	the availability of financing;

•	limits on liquidity resulting from disruptions in the capital markets or other factors;

•	unanticipated increases in costs associated with compliance with laws and regulations;

•	changes in the marketplaces in which we compete (including changes in demand or changes resulting from new laws and regulations);

•	changes in accounting standards pertaining to loan loss reserves and estimates or other accounting standards that may impact our operations;

•	adverse outcomes in any significant litigation to which we are a party;

•	credit risk associated with our exposure to third parties, including counterparties to hedging or other derivative transactions; and

•	changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws).

We could also be affected by, among other things:

•	unanticipated deferrals in our FFELP securitization trusts that would delay repayment of the bonds beyond their legal final maturity date;

•	reductions to our credit ratings, the credit ratings of asset-backed securitizations we sponsor or the credit ratings of the United States of America;

•	failures of our operating systems or infrastructure, or those of third-party vendors;

•	risks related to cybersecurity including the potential disruption of our systems or potential disclosure of confidential customer information;

•	damage to our reputation resulting from the politicization of student loan servicing;

•	failures to successfully implement cost-cutting initiatives and adverse effects of such initiatives on our business;

•	delays or errors in converting portfolio acquisitions to our servicing platform;

•	risks associated with restructuring initiatives;

•	changes in law and regulations with respect to the student lending business and financial institutions generally;

•	increased competition from banks and other consumer lenders who are not subject to the same level of regulation;

•	the creditworthiness of our customers;

•	changes in the general interest rate environment, including the relationship between the relevant money-market index rate and the rate at which our assets are priced;

•	our ability to successfully effectuate any acquisitions and other strategic initiatives;

•	changes in the demand for debt management services;

•	changes in general economic conditions; and

•

the other factors that are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) and in our other reports filed with the Securities and Exchange Commission (“SEC”).

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

Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in the “Glossary” section of our 2015 Form 10-K.

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

As of March 31, 2016, Navient’s principal assets consisted of:

•	$95.0 billion in FFELP Loans, with a net interest margin of 0.81 percent for the quarter ended March 31, 2016 on a “Core Earnings” basis and a weighted average life of 7.2 years;

•	$25.5 billion in Private Education Loans, with a net interest margin of 3.56 percent for the quarter ended March 31, 2016 on a “Core Earnings” basis and a weighted average life of 6.9 years;

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

Strengths and Opportunities

Navient possesses a number of competitive advantages that distinguish it from its competitors, including:

Large, high quality asset base generating significant and predictable cash flows. At March 31, 2016, Navient’s $120.6 billion education loan portfolio is 74 percent funded to term and is expected to produce consistent and predictable cash flows over the remaining life of the portfolio. Navient’s $95.0 billion portfolio of FFELP Loans bears a maximum 3 percent loss exposure due to the federal guaranty. Navient’s $25.5 billion portfolio of Private Education Loans bears the full credit risk of the borrower and any cosigner. Navient expects that cash flows from its FFELP Loan and Private Education Loan portfolios will significantly exceed future debt service obligations.

Efficient and large scale operating platforms. Navient is the largest servicer of education loans, servicing over $300 billion in education loans for more than 12 million customers. Navient’s inventory of contingent asset recovery receivables is $19.2 billion as of March 31, 2016 and provides services to over 1,000 public and private sector clients. Navient has demonstrated scalable infrastructure with capacity to add volume at a low cost. Navient’s premier market share and tested infrastructure make it well-positioned to expand its businesses to additional clients and asset types.

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

Strong capital return. As a result of our significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases. In December 2014, Navient’s board of directors authorized $1 billion to be utilized in a new common share repurchase program effective January 1, 2015, and in December 2015, our board authorized an additional $700 million for common share repurchases. Navient increased its quarterly dividend amount from $0.15 per share to $0.16 per share effective for its first-quarter 2015 dividends. For the quarter ended March 31, 2016, we paid $54 million in dividends on shares of our common stock and repurchased $200 million of shares of our common stock. As of March 31, 2016, the remaining common share repurchase authority was $555 million.

Meaningful growth opportunities. Navient will pursue opportunistic acquisitions of FFELP and Private Education Loan portfolios. During the quarter ended March 31, 2016, Navient acquired $1.5 billion of education loans. Navient will also pursue additional third-party servicing, asset recovery and business processing contracts. In February 2015, Navient completed the acquisition of Gila LLC (commonly known as Municipal Services Bureau, or MSB), an asset recovery and business processing firm. The firm provides receivables management services and account processing solutions for state governments, agencies, court systems and municipalities. In

October 2015, Navient completed the acquisition of Xtend Healthcare, a health care revenue cycle management company. The firm provides health insurance claims billing and account resolution, as well as patient billing and customer service. The acquisition leverages Navient’s asset recovery and business processing capabilities into the health care payments sector. Navient intends to leverage its large-scale operating platforms, superior default prevention and asset recovery performance, operating efficiency and regulatory compliance and risk management infrastructure in growing these businesses and in pursuing other growth opportunities.

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

For those who need it, Navient launched its highly successful private loan modification program in 2009. As of March 31, 2016, $2.7 billion of our Private Education Loans were enrolled in the interest rate reduction component of our modification program, helping customers have a more affordable monthly payment while making progress in repaying the principal loan balance. Approximately 81 percent of enrolled borrowers successfully complete the program.

As of December 31, 2015, Navient’s total delinquency rates were at the lowest year-ending levels for both FFELP and Private Education Loans since 2005.

We continually make enhancements designed to help our customers, drawing from a variety of inputs including customer surveys, analysis of customer inquiries and complaint data, regulator commentary, and website activity. For example, in 2015, we launched a new customer website making it easier for customers to manage their loans. In addition, beginning in 2015, customers who need to renew their income-driven repayment plans have access to the services of a specially trained group of service representatives to assist them. We also established customer and employee research panels to gather real-time feedback to inform enhancements underway.

Our Office of the Customer Advocate, established in 1997, offers escalated assistance to customers who need it. We are committed to working with customers and appreciate customer comments, which, combined with our own customer communication channels, help us improve the ways we assist our customers.

Navient takes seriously its commitment to serve military customers and has developed what it believes is a best-in-class approach to assist them. Navient was the first student loan servicer to launch a dedicated military benefits customer service team, and was also the first student loan servicer to launch a dedicated military benefits website, Navient.com/military, and a toll-free number dedicated to military customers. Navient’s military benefits team offers a single point of contact for all calls from service members and their families to help them access the benefits designed for them, including interest rate benefits, deferment and other options.

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

Selected Historical Financial Information and Ratios

	Three Months Ended March 31,
(In millions, except per share data)	2016	2015
GAAP Basis
Net income attributable to Navient Corporation	$181	$292
Diluted earnings per common share attributable to Navient Corporation	$.53	$.72
Weighted average shares used to compute diluted earnings per common share	343	405
Net interest margin, FFELP Loans	1.12%	1.25%
Net interest margin, Private Education Loans	3.49%	3.71%
Return on assets	.57%	.85%
Ending FFELP Loans, net	$95,018	$102,424
Ending Private Education Loans, net	25,547	28,990

Ending total education loans, net	$120,565	$131,414

Average FFELP Loans	$95,721	$103,617
Average Private Education Loans	26,577	30,105

Average total education loans	$122,298	$133,722

“Core Earnings” Basis(1)
Net income attributable to Navient Corporation	$147	$194
Diluted earnings per common share attributable to Navient Corporation	$.43	$.48
Weighted average shares used to compute diluted earnings per common share	343	405
Net interest margin, FFELP Loans	.81%	.88%
Net interest margin, Private Education Loans	3.56%	3.74%
Return on assets	.46%	.56%
Ending FFELP Loans, net	$95,018	$102,424
Ending Private Education Loans, net	25,547	28,990

Ending total education loans, net	$120,565	$131,414

Average FFELP Loans	$95,721	$103,617
Average Private Education Loans	26,577	30,105

Average total education loans	$122,298	$133,722

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a more detailed explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the three months ended March 31, 2016.

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

Key Financial Measures

Our operating results are primarily driven by net interest income from our education loan portfolios, provisions for loan losses, the revenues and expenses generated by our servicing and asset recovery businesses, and gains and losses on loan sales and debt repurchases. We manage and assess the performance of each business segment separately as each is focused on different customers and each derives its revenue from different activities and services. A brief summary of our key financial measures (net interest income; provisions for loan losses; charge-offs and delinquencies; servicing, asset recovery and business processing revenues; other income (loss); and operating expenses) can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

First-Quarter 2016 Summary of Results

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

First-quarter 2016 GAAP net income was $181 million ($0.53 diluted earnings per share), versus net income of $292 million ($0.72 diluted earnings per share) in the first-quarter 2015. The changes in GAAP net income are impacted by the same “Core Earnings” items discussed below, as well as changes in net income attributable to (1) restructuring and reorganization expense incurred in connection with the Spin-Off of Navient from SLM Corporation on April 30, 2014, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off, (2) unrealized, mark-to-market gains/losses on derivatives and (3) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP but have not been included in “Core Earnings” results. First-quarter 2016 GAAP results included gains of $54 million from derivative accounting treatment that are excluded from “Core Earnings” results, compared with gains of $166 million in the year-ago period. See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” for a complete reconciliation between GAAP net income and “Core Earnings.”

“Core Earnings” for the quarter were $147 million ($0.43 diluted earnings per share), compared with $194 million ($0.48 diluted earnings per share) for the year-ago quarter. The decrease is primarily the result of a $73 million reduction in net interest income. Excluding expenses associated with regulatory-related costs, first-quarter 2016 and 2015 diluted “Core Earnings” per share were $0.44 and $0.48, respectively. First-quarter 2016 operating expenses included $4 million ($0.01 diluted earnings per share) of regulatory-related costs. There were no regulatory-related costs in the first quarter of 2015.

During the first three months of 2016, we:

•	acquired $1.5 billion of education loans;

•	issued $1.1 billion of FFELP asset-backed securities (“ABS”) and $488 million of Private Education Loan ABS;

•	increased our FFELP asset-backed commercial paper facility from $7.0 billion to $7.5 billion and extended its maturity date from March 2017 to March 2018;

•	retired or repurchased $1.0 billion of our senior unsecured debt;

•	repurchased 19.2 million common shares for $200 million on the open market; and

•	paid $54 million in common dividends.

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

GAAP Statements of Income (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2016	2015	$	%
Interest income:
FFELP Loans	$634	$637	$(3)	—%
Private Education Loans	411	456	(45)	(10)
Other loans	1	2	(1)	(50)
Cash and investments	5	2	3	150

Total interest income	1,051	1,097	(46)	(4)
Total interest expense	565	514	51	10

Net interest income	486	583	(97)	(17)
Less: provisions for loan losses	111	125	(14)	(11)

Net interest income after provisions for loan losses	375	458	(83)	(18)
Other income (loss):
Servicing revenue	82	77	5	6
Asset recovery and business processing revenue	90	89	1	1
Other income (loss)	(13)	7	(20)	(286)
Gains on sales of loans and investments	—	5	(5)	(100)
Gains on debt repurchases	—	—	—	—
Gains (losses) on derivative and hedging activities, net	1	71	(70)	(99)

Total other income	160	249	(89)	(36)
Expenses:
Operating expenses	247	230	17	7
Goodwill and acquired intangible asset impairment and amortization expense	4	1	3	300
Restructuring and other reorganization expenses	—	3	(3)	(100)

Total expenses	251	234	17	7

Income from continuing operations, before income tax expense	284	473	(189)	(40)
Income tax expense	103	181	(78)	(43)

Net income from continuing operations	181	292	(111)	(38)
Income from discontinued operations, net of tax expense	—	—	—	—

Net income	181	292	(111)	(38)
Less: net loss attributable to noncontrolling interest	—	—	—	—

Net income attributable to Navient Corporation	$181	$292	$(111)	(38)%

Basic earnings per common share attributable to Navient Corporation	$.53	$.73	$(.20)	(27)%

Diluted earnings per common share attributable to Navient Corporation	$.53	$.72	$(.19)	(26)%

Dividends per common share attributable to Navient Corporation	$.16	$.16	$—	—%

Consolidated Earnings Summary — GAAP-basis

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

For the three months ended March 31, 2016, net income was $181 million, or $0.53 diluted earnings per common share, compared with net income of $292 million, or $0.72 diluted earnings per common share, for the three months ended March 31, 2015. The decrease in net income was primarily due to a $97 million decrease in net interest income, a $70 million decrease in net gains on derivative and hedging activities, a $20 million decrease in other income and a $17 million increase in operating expenses. This was partially offset by a $14 million decrease in the provision for loan losses, a $6 million increase in servicing, asset recovery and business processing revenue, and a $3 million decrease in restructuring and other reorganization expenses.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•	Net interest income decreased by $97 million, as a result of a decline in the loan balance and net interest margin.

•

Provisions for loan losses decreased $14 million primarily as a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends leading to decreases in expected future charge-offs.

•	Servicing revenue increased by $5 million primarily due to an increase in the number of accounts serviced for ED.

•

Asset recovery and business processing revenue increased $1 million. This increase was primarily due to additional revenue from Gila LLC (acquired in February 2015) and from Xtend Healthcare (acquired in October 2015), which was offset by a reduction in revenue related to a legislative reduction in certain education loan-related fees earned as well as a decrease in education loan-related asset recovery volume.

•

Other income decreased $20 million primarily due to a reduction in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•

Net gains on derivative and hedging activities decreased $70 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•

First-quarter 2016 expenses included regulatory-related costs of $4 million. There were no regulatory-related costs in the first quarter of 2015. Excluding these regulatory-related costs, first-quarter 2016 operating expenses were $243 million, a $13 million increase from the year-ago quarter. This increase was due to an increase in operating costs related to Gila LLC (acquired in February 2015) and to Xtend Healthcare (acquired in October 2015). Excluding these acquisitions, operating expenses would have decreased 6 percent as a result of a general reduction in costs related to the implementation of various operating cost initiatives, including the successful conversion of loans to our servicing system in the third quarter of 2015 related to $8.5 billion of FFELP loans acquired in the fourth quarter of 2014.

•

Restructuring and other reorganization expenses decreased from $3 million in the year-ago quarter to $0 million. The year-ago quarter’s expenses were primarily related to third-party costs incurred in connection with the Spin-Off.

We repurchased 19.2 million and 14.7 million shares of our common stock during the three months ended March 31, 2016 and 2015, respectively, as part of our common share repurchase programs. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 62 million common shares from the year-ago quarter.

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

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for three items, discussed below, that are either related to the Spin-Off or create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the three items we remove to result in our “Core Earnings” presentations are:

1.	The financial results attributable to the operations of SLM BankCo prior to the Spin-Off and related restructuring and reorganization expense incurred in connection with the Spin-Off, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off. For GAAP purposes, Navient reflected the deemed distribution of SLM BankCo on April 30, 2014. For “Core Earnings,” we exclude the consumer banking business as if it had never been a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014;

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

	Three Months Ended March 31, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$555	$411	$—	$—	$—	$966	$138	$(59)	$79	$1,045
Other loans	—	—	—	1	—	1	—	—	—	1
Cash and investments	3	1	—	1	—	5	—	—	—	5

Total interest income	558	412	—	2	—	972	138	(59)	79	1,051
Total interest expense	358	172	—	26	—	556	9	—	9	565

Net interest income (loss)	200	240	—	(24)	—	416	129	(59)	70	486
Less: provisions for loan losses	7	104	—	—	—	111	—	—	—	111

Net interest income (loss) after provisions for loan losses	193	136	—	(24)	—	305	129	(59)	70	375
Other income (loss):
Servicing revenue	16	4	163	—	(101)	82	—	—	—	82
Asset recovery and business processing revenue	—	—	90	—	—	90	—	—	—	90
Other income (loss)	—	—	1	3	—	4	(129)	113	(16)	(12)
Gains (losses) on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	16	4	254	3	(101)	176	(129)	113	(16)	160
Expenses:
Direct operating expenses	104	43	134	6	(101)	186	—	—	—	186
Overhead expenses	—	—	—	61	—	61	—	—	—	61

Operating expenses	104	43	134	67	(101)	247	—	—	—	247
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	—	—	—

Total expenses	104	43	134	67	(101)	247	—	4	4	251

Income (loss) from continuing operations, before income tax expense (benefit)	105	97	120	(88)	—	234	—	50	50	284
Income tax expense (benefit)(3)	39	36	45	(33)	—	87	—	16	16	103

Net income (loss) from continuing operations	66	61	75	(55)	—	147	—	34	34	181
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$66	$61	$75	$(55)	$—	$147	$—	$34	$34	$181

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2016
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$70	$—	$70
Total other income (loss)	—	(16)	—	(16)
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	4	4
Restructuring and other reorganization expenses	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$—	$54	$(4)	50

Income tax expense				16

Net income				$34

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended March 31, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$534	$456	$—	$—	$—	$990	$162	$(59)	$103	$1,093
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	1	—	—	1	—	2	—	—	—	2

Total interest income	535	456	—	3	—	994	162	(59)	103	1,097
Total interest expense	302	173	—	30	—	505	9	—	9	514

Net interest income (loss)	233	283	—	(27)	—	489	153	(59)	94	583
Less: provisions for loan losses	5	120	—	—	—	125	—	—	—	125

Net interest income (loss) after provisions for loan losses	228	163	—	(27)	—	364	153	(59)	94	458
Other income (loss):
Servicing revenue	18	7	163	—	(111)	77	—	—	—	77
Asset recovery and business processing revenue	—	—	89	—	—	89	—	—	—	89
Other income (loss)	—	—	2	4	—	6	(153)	225	72	78
Gains on sales of loans and investments	5	—	—	—	—	5	—	—	—	5
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	23	7	254	4	(111)	177	(153)	225	72	249
Expenses:
Direct operating expenses	115	46	116	4	(111)	170	—	—	—	170
Overhead expenses	—	—	—	60	—	60	—	—	—	60

Operating expenses	115	46	116	64	(111)	230	—	—	—	230
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	1	1	1
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	3	3	3

Total expenses	115	46	116	64	(111)	230	—	4	4	234
Income (loss) from continuing operations, before income tax expense (benefit)	136	124	138	(87)	—	311	—	162	162	473
Income tax expense (benefit)(3)	51	47	52	(33)	—	117	—	64	64	181

Net income (loss) from continuing operations	$85	$77	$86	$(54)	$—	$194	$—	$98	$98	$292
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$85	$77	$86	$(54)	$—	$194	$—	$98	$98	$292

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$94	$—	$94
Total other income (loss)	—	72	—	72
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	1	1
Restructuring and other reorganization expenses	3	—	—	3

Total “Core Earnings” adjustments to GAAP	$(3)	$166	$(1)	162

Income tax expense				64

Net income				$98

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Differences between “Core Earnings” and GAAP

The following discussion summarizes the differences between “Core Earnings” and GAAP net income and details each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
“Core Earnings” net income attributable to Navient Corporation	$147	$194
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off	—	(3)
Net impact of derivative accounting	54	166
Net impact of goodwill and acquired intangible assets	(4)	(1)
Net tax effect	(16)	(64)

Total “Core Earnings” adjustments to GAAP	34	98

GAAP net income attributable to Navient Corporation	$181	$292

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

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
SLM BankCo net income, before income tax expense	$—	$—
Restructuring and reorganization expense in connection with the Spin-Off	—	(3)

Total net impact of SLM BankCo, before income tax expense	$—	$(3)

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

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$1	$71
Plus: Realized losses on derivative and hedging activities, net(1)	129	153

Unrealized gains on derivative and hedging activities, net(2)	130	224
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(59)	(59)
Other derivative accounting adjustments(3)	(17)	1

Total net impact of derivative accounting(4)	$54	$166

(1)

See the section titled “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Floor Income Contracts	$27	$72
Basis swaps	12	—
Foreign currency hedges	88	145
Other	3	7

Total unrealized gains on derivative and hedging activities, net	$130	$224

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

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(138)	$(162)
Net settlement income on interest rate swaps reclassified to net interest income	9	9
Net realized gains on terminated derivative contracts reclassified to other income	—	—

Total reclassifications of realized losses on derivative and hedging activities	$(129)	$(153)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of March 31, 2016, derivative accounting has reduced GAAP equity by approximately $329 million as a result of cumulative net unrealized losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Beginning impact of derivative accounting on GAAP equity	$(281)	$(553)
Net impact of net unrealized gains (losses) under derivative accounting(1)	(48)	48

Ending impact of derivative accounting on GAAP equity	$(329)	$(505)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Total pre-tax net impact of derivative accounting recognized in net income(a)	$54	$166
Tax impact of derivative accounting adjustments recognized in net income	(20)	(73)
Change in unrealized gain (losses) on derivatives, net of tax recognized in other comprehensive income	(82)	(45)

Net impact of net unrealized gains (losses) under derivative accounting	$(48)	$48

(a)	See “‘Core Earnings’ derivative adjustments” table above.

Hedging FFELP Loan Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods. As of March 31, 2016, the remaining amortization term of the net floor premiums was approximately 3.75 years for existing contracts. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income

Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on the effective portion of these hedges are recorded in accumulated other comprehensive income and gains and losses on the ineffective portion are recorded immediately to earnings. Hedged Floor Income from these cash flow hedges that has not been recognized into “Core Earnings” and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in “Core Earnings” and GAAP in future periods and is presented net of tax. As of March 31, 2016, the hedged period is from April 2016 through December 2021. Historically, we have used pay fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

(Dollars in millions)	March 31, 2016	March 31, 2015
Unamortized net Floor premiums (net of tax)	$(114)	$(258)
Unrecognized hedged Floor Income related to pay fixed interest rate swaps (net of tax)	(524)	(320)

Total(1)	$(638)	$(578)

(1)	$(1.0) billion and $(916) million on a pre-tax basis as of March 31, 2016 and 2015, respectively.

3) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
“Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(4)	$(1)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2016	2015	2016 vs. 2015
“Core Earnings” interest income:
FFELP Loans	$555	$534	4%
Cash and investments	3	1	200

Total “Core Earnings” interest income	558	535	4
Total “Core Earnings” interest expense	358	302	19

Net “Core Earnings” interest income	200	233	(14)
Less: provision for loan losses	7	5	40

Net “Core Earnings” interest income after provision for loan losses	193	228	(15)
Servicing revenue	16	18	(11)
Gains on sales of loans and investments	—	5	(100)

Total other income	16	23	(30)
Direct operating expenses	104	115	(10)

Income before income tax expense	105	136	(23)
Income tax expense	39	51	(24)

“Core Earnings”	$66	$85	(22)%

“Core Earnings” for the segment were $66 million in first-quarter 2016, compared with the year-ago quarter’s $85 million. This decrease was primarily the result of a $33 million decrease in net interest income due to declines in the balance of the portfolio and the net interest margin. This was partially offset by a decline in expenses. “Core Earnings” key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
FFELP Loan spread	.89%	.96%
Net interest margin	.81%	.88%
Provision for loan losses	$7	$5
Charge-offs	$15	$7
Charge-off rate	.08%	.03%
Total delinquency rate	14.1%	15.9%
Greater than 90-day delinquency rate	7.0%	8.4%
Forbearance rate	14.4%	15.5%

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP basis FFELP Loan net interest margin.

	Three Months Ended March 31,
	2016	2015
“Core Earnings” basis FFELP Loan yield	2.86%	2.58%
Hedged Floor Income	.25	.23
Unhedged Floor Income	.13	.14
Consolidation Loan Rebate Fees	(.65)	(.64)
Repayment Borrower Benefits	(.11)	(.11)
Premium amortization	(.15)	(.11)

“Core Earnings” basis FFELP Loan net yield	2.33	2.09
“Core Earnings” basis FFELP Loan cost of funds	(1.44)	(1.13)

“Core Earnings” basis FFELP Loan spread	.89	.96
“Core Earnings” basis other interest-earning asset spread impact	(.08)	(.08)

“Core Earnings” basis FFELP Loan net interest margin(1)	.81%	.88%

“Core Earnings” basis FFELP Loan net interest margin(1)	.81%	.88%
Adjustment for GAAP accounting treatment(2)	.31	.37

GAAP-basis FFELP Loan net interest margin(1)	1.12%	1.25%

(1)	The average balances of our FFELP Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
FFELP Loans	$95,721	$103,617
Other interest-earning assets	3,603	3,893

Total FFELP Loan “Core Earnings” basis interest-earning assets	$99,324	$107,510

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” above.

The decrease in the net interest margin is primarily the result of an increase in the cost of funds.

The Company acquired $1.5 billion of FFELP Loans in first-quarter 2016. As of March 31, 2016, our FFELP Loan portfolio totaled $95.0 billion, composed of $35.7 billion of FFELP Stafford and Other Education Loans and $59.3 billion of FFELP Consolidation Loans. The weighted average life of these portfolios as of March 31, 2016 was 4.8 years and 8.7 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 3 percent for each portfolio.

Floor Income

The following table analyzes on a “Core Earnings” basis the ability of the FFELP Loans in our portfolio to earn Floor Income after March 31, 2016 and 2015, based on interest rates as of those dates.

	March 31, 2016			March 31, 2015
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Education loans eligible to earn Floor Income	$82.3	$11.4	$93.7	$88.4	$12.8	$101.2
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(42.7)	(.8)	(43.5)	(46.0)	(.9)	(46.9)
Less: economically hedged Floor Income	(26.2)	—	(26.2)	(27.2)	—	(27.2)

Education loans eligible to earn Floor Income	$13.4	$10.6	$24.0	$15.2	$11.9	$27.1

Education loans earning Floor Income	$6.4	$.4	$6.8	$15.1	$.5	$15.6

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period April 1, 2016 to December 31, 2021.

(Dollars in billions)	April 1, 2016 to December 31, 2016	2017	2018	2019	2020	2021
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$19.9	$19.9	$16.7	$8.3	$2.6	$2.1

Operating Expenses — FFELP Loans

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged by the Business Services segment and included in those amounts was $101 million and $111 million for the quarters ended March 31, 2016 and 2015, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 44 basis points and 45 basis points of average FFELP Loans in the quarters ended March 31, 2016 and 2015, respectively. The decrease in operating expenses from the year-ago quarter was primarily the result of the decrease in the balance of the portfolio and the average servicing rate paid.

Private Education Loans Segment

The following table includes “Core Earnings” results for our Private Education Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2016	2015	2016 vs. 2015
“Core Earnings” interest income:
Private Education Loans	$411	$456	(10)%
Cash and investments	1	—	100

Total “Core Earnings” interest income	412	456	(10)
Total “Core Earnings” interest expense	172	173	(1)

Net “Core Earnings” interest income	240	283	(15)
Less: provision for loan losses	104	120	(13)

Net “Core Earnings” interest income after provision for loan losses	136	163	(17)
Servicing revenue	4	7	(43)
Direct operating expenses	43	46	(7)

Income before income tax expense	97	124	(22)
Income tax expense	36	47	(23)

“Core Earnings”	$61	$77	(21)%

Quarterly “Core Earnings” were $61 million in the first quarter of 2016, compared with $77 million in the year-ago quarter. This decrease is primarily the result of a $43 million decrease in net interest income due to declines in the balance of the portfolio and the net interest margin, partially offset by a $16 million decline in the provision for loan losses. “Core Earnings” key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Private Education Loan spread	3.70%	3.87%
Net interest margin	3.56%	3.74%
Provision for loan losses	$104	$120
Charge-offs	$144	$190
Charge-off rate	2.4%	2.9%
Total delinquency rate	6.2%	6.9%
Greater than 90-day delinquency rate	3.2%	3.6%
Forbearance rate	3.7%	3.8%
Loans in repayment with more than 12 payments made	95.2%	92.6%
Cosigner rate	64%	64%

Private Education Loan Net Interest Margin

The following table shows the “Core Earnings” basis Private Education Loan net interest margin along with reconciliation to the GAAP basis Private Education Loan net interest margin before provision for loan losses.

	Three Months Ended March 31,
	2016	2015
“Core Earnings” basis Private Education Loan yield	6.22%	6.15%
“Core Earnings” basis Private Education Loan cost of funds	(2.52)	(2.28)

“Core Earnings” basis Private Education Loan spread	3.70	3.87
“Core Earnings” basis other interest-earning asset spread impact	(.14)	(.13)

“Core Earnings” basis Private Education Loan net interest margin(1)	3.56%	3.74%

“Core Earnings” basis Private Education Loan net interest margin(1)	3.56%	3.74%
Adjustment for GAAP accounting treatment(2)	(.07)	(.03)

GAAP basis Private Education Loan net interest margin(1)	3.49%	3.71%

(1)	The average balances of our Private Education Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Private Education Loans	$26,577	$30,105
Other interest-earning assets	601	593

Total Private Education Loan “Core Earnings” basis interest-earning assets	$27,178	$30,698

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ —Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” above.

The decrease in the net interest margin is primarily a result of an increase in the cost of funds.

Private Education Loan Provision for Loan Losses

In establishing the allowance for Private Education Loan losses as of March 31, 2016, we considered several factors with respect to our Private Education Loan portfolio. In particular, we continue to see improvement in credit quality and continuing positive delinquency and charge-off trends in connection with this portfolio. On a “Core Earnings” basis, total loans delinquent (as a percentage of loans in repayment) have decreased to 6.2 percent from 6.9 percent in the year-ago quarter. Loans greater than 90 days delinquent (as a percentage of loans in repayment) have decreased to 3.2 percent from 3.6 percent in the year-ago quarter. The “Core Earnings” charge-off rate decreased to 2.4 percent from 2.9 percent in the year-ago quarter. Loans in forbearance (as a percentage of loans in repayment and forbearance) decreased to 3.7 percent from 3.8 percent in the year-ago quarter.

The Private Education Loan provision for loan losses on a “Core Earnings” basis was $104 million in the first quarter of 2016, down $16 million from the first quarter of 2015. This decrease in provision is primarily a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends leading to decreases in expected future charge-offs.

Operating Expenses — Private Education Loans Segment

Operating expenses for our Private Education Loans segment include costs incurred to service and collect on our Private Education Loan portfolio. Operating expenses were $43 million and $46 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in operating expenses from the year-ago period is primarily due to a decline in the Private Education Loan portfolio balance.

Business Services Segment

The following table includes “Core Earnings” results for our Business Services segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2016	2015	2016 vs. 2015
Net interest income	$—	$—	—%
Servicing revenue:
Intercompany loan servicing	101	111	(9)
Third-party loan servicing	54	44	23
Guarantor servicing	8	8	—

Total servicing revenue	163	163	—
Asset recovery and business processing revenue	90	89	1
Other Business Services revenue	1	2	(50)

Total other income	254	254	—
Direct operating expenses	134	116	16

Income from continuing operations, before income tax expense	120	138	(13)
Income tax expense	45	52	(13)

Net income from continuing operations	75	86	(13)
Income from discontinued operations, net of tax expense	—	—	—

“Core Earnings”	$75	$86	(13)%

“Core Earnings” were $75 million in the first quarter of 2016, compared with $86 million in the year-ago quarter. This decrease was primarily the result of lower education loan-related asset recovery revenue primarily in connection with a legislated reduction in certain fees as well as lower volumes. Key segment metrics are:

	As of March 31,
(Dollars in billions)	2016	2015
Number of accounts serviced for ED (in millions)	6.3	6.2
Total federal loans serviced	$291	$297
Contingent collections receivables inventory:
Education loans	$10.1	$11.0
Other	9.1	9.2

Total contingent collections receivables inventory	$19.2	$20.2

Revenues related to services performed on FFELP Loans accounted for 64 percent and 74 percent, respectively, of total Business Services segment revenues for the quarters ended March 31, 2016 and 2015.

Servicing Revenue

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $94 billion and $101 billion for the quarters ended March 31, 2016 and 2015, respectively. The decline in the intercompany loan servicing revenue from the year-ago quarter was due to the decrease in the average servicing rate paid and the decline in the average balance of FFELP Loans serviced.

Third-party loan servicing income increased $10 million from the year-ago quarter primarily due to an increase in revenue related to the accounts serviced for ED.

The Company services education loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.3 million customer accounts under the ED Servicing Contract as of March 31, 2016, compared with 6.2 million customer accounts serviced at March 31, 2015. Third-party loan servicing fees in the quarters ended March 31, 2016 and 2015 included $37 million and $31 million, respectively, of servicing revenue related to the ED Servicing Contract. On June 13, 2014, ED extended its servicing contract with us to service Direct Student Loan Program federal loans for five more years.

Asset Recovery and Business Processing Revenue

Our asset recovery and business processing revenue consists of fees we receive for asset recovery of delinquent and defaulted debt on behalf of third-party clients performed on a contingent basis. Business processing revenue consists of fees we earn processing transactions on behalf of our municipal, public authority and hospital clients. Asset recovery and business processing revenue increased $1 million. This increase was primarily due to additional revenue from Gila LLC (acquired in February 2015) and from Xtend Healthcare (acquired in October 2015), which was offset by a reduction in revenue related to a legislative reduction in certain education loan-related fees earned as well as a decrease in education loan-related asset recovery volume.

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

Operating Expenses — Business Services Segment

Operating expenses for our Business Services segment primarily include costs incurred to service our FFELP Loan portfolio, third-party servicing and asset recovery and business processing costs, and other operating costs. The $18 million increase in operating expenses in the first quarter of 2016 compared with the year-ago quarter was due to operating costs related to Gila LLC, which was acquired in February 2015, and to Xtend Healthcare, acquired in October 2015. This increase was partially offset by a general reduction in costs related to the implementation of various operating cost initiatives, including the successful conversion of loans to our servicing system in the third quarter of 2015 related to $8.5 billion of FFELP loans acquired in the fourth quarter of 2014.

Other Segment

The following table includes “Core Earnings” results of our Other segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2016	2015	2016 vs. 2015
Net interest loss after provision for loan losses	$(24)	$(27)	(11)%
Other income	3	4	(25)
Direct operating expenses	6	4	50
Overhead expenses:
Corporate overhead	34	32	6
Unallocated information technology costs	27	28	(4)

Total overhead expenses	61	60	2

Total operating expenses	67	64	5

Loss before income tax benefit	(88)	(87)	1
Income tax benefit	(33)	(33)	—

“Core Earnings” (loss)	$(55)	$(54)	2%

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

	Three Months Ended March 31,
	2016		2015
(Dollars in millions)	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$95,721	2.66%	$103,617	2.49%
Private Education Loans	26,577	6.22	30,105	6.15
Other loans	69	8.50	81	8.96
Cash and investments	5,418	.39	6,307	.11

Total interest-earning assets	127,785	3.31%	140,110	3.18%

Non-interest-earning assets	4,208		4,251

Total assets	$131,993		$144,361

Average Liabilities and Equity
Short-term borrowings	$2,433	2.62%	$3,931	2.30%
Long-term borrowings	123,107	1.80	133,557	1.49

Total interest-bearing liabilities	125,540	1.81%	137,488	1.52%

Non-interest-bearing liabilities	2,571		2,709
Equity	3,882		4,164

Total liabilities and equity	$131,993		$144,361

Net interest margin		1.53%		1.69%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
Three Months Ended March 31, 2016 vs. 2015
Interest income	$(46)	$45	$(91)
Interest expense	51	95	(44)

Net interest income	$(97)	$(52)	$(45)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net — GAAP and “Core Earnings” Basis

	March 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$244	$—	$244	$189	$433
Grace, repayment and other(2)	34,939	58,891	93,830	26,440	120,270

Total, gross	35,183	58,891	94,074	26,629	120,703
Unamortized premium/(discount)	602	412	1,014	(515)	499
Receivable for partially charged-off loans	—	—	—	867	867
Allowance for loan losses	(43)	(27)	(70)	(1,434)	(1,504)

Total education loan portfolio	$35,742	$59,276	$95,018	$25,547	$120,565

% of total FFELP	38%	62%	100%
% of total	30%	49%	79%	21%	100%

	December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$259	$—	$259	$216	$475
Grace, repayment and other(2)	36,112	59,118	95,230	27,299	122,529

Total, gross	36,371	59,118	95,489	27,515	123,004
Unamortized premium/(discount)	627	460	1,087	(531)	556
Receivable for partially charged-off loans	—	—	—	881	881
Allowance for loan losses	(48)	(30)	(78)	(1,471)	(1,549)

Total education loan portfolio	$36,950	$59,548	$96,498	$26,394	$122,892

% of total FFELP	38%	62%	100%
% of total	30%	48%	78%	22%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount) — GAAP and “Core Earnings” Basis

	Three Months Ended March 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$36,492	$59,229	$95,721	$26,577	$122,298
% of FFELP	38%	62%	100%
% of total	30%	48%	78%	22%	100%

	Three Months Ended March 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$40,634	$62,983	$103,617	$30,105	$133,722
% of FFELP	39%	61%	100%
% of total	30%	47%	77%	23%	100%

Education Loan Activity — GAAP and “Core Earnings” Basis

	Three Months Ended March 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$36,950	$59,548	$96,498	$26,394	$122,892
Acquisitions	273	1,258	1,531	6	1,537
Capitalized interest and premium/discount amortization	270	262	532	114	646
Consolidations to third parties	(679)	(470)	(1,149)	(121)	(1,270)
Loan sales	—	—	—	—	—
Repayments and other	(1,072)	(1,322)	(2,394)	(846)	(3,240)

Ending balance	$35,742	$59,276	$95,018	$25,547	$120,565

	Three Months Ended March 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$41,065	$63,456	$104,521	$29,796	$134,317
Acquisitions	406	418	824	6	830
Capitalized interest and premium/discount amortization	308	279	587	136	723
Consolidations to third parties	(657)	(487)	(1,144)	(23)	(1,167)
Loan sales	(151)	(36)	(187)	—	(187)
Repayments and other	(1,104)	(1,073)	(2,177)	(925)	(3,102)

Ending balance	$39,867	$62,557	$102,424	$28,990	$131,414

Education Loan Allowance for Loan Losses Activity — GAAP and “Core Earnings” Basis

	Three Months Ended March 31,
	2016			2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$78	$1,471	$1,549	$93	$1,916	$2,009
Less:
Charge-offs(1)	(15)	(144)	(159)	(7)	(190)	(197)
Loan sales	—	—	—	—	—	—
Plus:
Provision for loan losses	7	104	111	5	120	125
Reclassification of interest reserve(2)	—	3	3	—	3	3

Ending balance	$70	$1,434	$1,504	$91	$1,849	$1,940

Percent of total	5%	95%	100%	5%	95%	100%

Troubled debt restructuring(3)	$—	$10,701	$10,701	$—	$10,426	$10,426

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See “Private Education Loan Portfolio Performance — Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Represents the recorded investment of loans identified as troubled debt restructuring.

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	FFELP Loan Delinquencies
	March 31,
	2016		2015
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$7,986		$10,555
Loans in forbearance(2)	12,389		14,037
Loans in repayment and percentage of each status:
Loans current	63,333	85.9%	64,522	84.1%
Loans delinquent 31-60 days(3)	3,559	4.8	3,656	4.8
Loans delinquent 61-90 days(3)	1,657	2.3	2,087	2.7
Loans delinquent greater than 90 days(3)	5,150	7.0	6,490	8.4

Total FFELP Loans in repayment	73,699	100%	76,755	100%

Total FFELP Loans, gross	94,074		101,347
FFELP Loan unamortized premium	1,014		1,168

Total FFELP Loans	95,088		102,515
FFELP Loan allowance for losses	(70)		(91)

FFELP Loans, net	$95,018		$102,424

Percentage of FFELP Loans in repayment		78.3%		75.7%

Delinquencies as a percentage of FFELP Loans in repayment		14.1%		15.9%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		14.4%		15.5%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP and “Core Earnings” Basis

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Allowance at beginning of period	$78	$93
Provision for FFELP Loan losses	7	5
Charge-offs	(15)	(7)
Loan sales	—	—

Allowance at end of period	$70	$91

Charge-offs as a percentage of average loans in repayment (annualized)	.08%	.03%
Allowance coverage of charge-offs (annualized)	1.2	3.6
Allowance as a percentage of ending total loans, gross	.07%	.09%
Allowance as a percentage of ending loans in repayment	.10%	.12%
Ending total loans, gross	$94,074	$101,347
Average loans in repayment	$73,689	$77,474
Ending loans in repayment	$73,699	$76,755

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	Private Education Loan Delinquencies
	March 31,
	2016		2015
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,927		$2,894
Loans in forbearance(2)	916		1,030
Loans in repayment and percentage of each status:
Loans current	22,313	93.8%	24,451	93.1%
Loans delinquent 31-60 days(3)	434	1.8	528	2.0
Loans delinquent 61-90 days(3)	290	1.2	341	1.3
Loans delinquent greater than 90 days(3)	749	3.2	940	3.6

Total Private Education Loans in repayment	23,786	100%	26,260	100%

Total Private Education Loans, gross	26,629		30,184
Private Education Loan unamortized discount	(515)		(581)

Total Private Education Loans	26,114		29,603
Private Education Loan receivable for partially charged-off loans	867		1,236
Private Education Loan allowance for losses	(1,434)		(1,849)

Private Education Loans, net	$25,547		$28,990

Percentage of Private Education Loans in repayment		89.3%		87.0%

Delinquencies as a percentage of Private Education Loans in repayment		6.2%		6.9%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.7%		3.8%

Loans in repayment with more than 12 payments made		95.2%		92.6%

Percentage of Private Education Loans with a cosigner		64%		64%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses — GAAP and “Core Earnings” Basis

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Allowance at beginning of period	$1,471	$1,916
Provision for Private Education Loan losses	104	120
Charge-offs(1)	(144)	(190)
Reclassification of interest reserve(2)	3	3

Allowance at end of period	$1,434	$1,849

Charge-offs as a percentage of average loans in repayment (annualized)	2.4%	2.9%
Allowance coverage of charge-offs (annualized)	2.5	2.4
Allowance as a percentage of ending total loans	5.2%	5.9%
Allowance as a percentage of ending loans in repayment	6.0%	7.0%
Ending total loans(3)	$27,496	$31,420
Average loans in repayment	$24,180	$26,644
Ending loans in repayment	$23,786	$26,260

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

The following table summarizes the activity in the receivable for partially charged-off loans.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Receivable at beginning of period	$881	$1,245
Expected future recoveries of current period defaults(1)	36	62
Recoveries(2)	(50)	(52)
Charge-offs(3)	—	(19)

Receivable at end of period	867	1,236
Allowance for estimated recovery shortfalls(4)	—	(380)

Net receivable at end of period	$867	$856

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Prior to second-quarter 2015, charge-offs represent the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans. These amounts are included in the “Allowance for Private Education Loan Losses” table.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $1.8 billion overall allowance for Private Education Loan losses as of March 31, 2015. This component of the allowance was removed in the second quarter of 2015 due to the increase in the charge-off rate discussed above.

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

At March 31, 2016, loans in forbearance status as a percentage of loans in repayment and forbearance were 13.6 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.7 percent for loans that have made more than 48 monthly payments. Approximately 46 percent of our Private Education Loans in forbearance status have made less than 25 monthly payments.

At March 31, 2016, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 9.9 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.6 percent for loans that have made more than 48 monthly payments. Approximately 36 percent of our Private Education Loans in repayment that are delinquent greater than 90 days have made less than 25 monthly payments.

For the three months ended March 31, 2016, charge-offs as a percentage of loans in repayment were 9 percent for loans that have made less than 25 monthly payments. The percentage drops to 1 percent for loans that have made more than 48 monthly payments. Approximately 47 percent of our Private Education Loan charge-offs occurring in first-quarter 2016 made less than 25 monthly payments.

GAAP and “Core Earnings” Basis:

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
March 31, 2016	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$1,927	$1,927
Loans in forbearance	301	125	123	111	256	—	916
Loans in repayment — current	859	1,360	2,242	3,247	14,605	—	22,313
Loans in repayment — delinquent 31-60 days	67	51	70	63	183	—	434
Loans in repayment — delinquent 61-90 days	52	42	49	42	105	—	290
Loans in repayment — delinquent greater than 90 days	155	114	133	111	236	—	749

Total	$1,434	$1,692	$2,617	$3,574	$15,385	$1,927	26,629

Unamortized discount							(515)
Receivable for partially charged-off loans							867
Allowance for loan losses							(1,434)

Total Private Education Loans, net							$25,547

Loans in forbearance as a percentage of loans in repayment and forbearance	21.0%	7.4%	4.7%	3.1%	1.7%	—%	3.7%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	13.6%	7.3%	5.4%	3.2%	1.6%	—%	3.2%

Charge-offs as a percentage of loans in repayment	14.0%	5.2%	3.4%	2.0%	1.0%	—%	2.4%

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
March 31, 2015	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$2,894	$2,894
Loans in forbearance	419	157	141	121	192	—	1,030
Loans in repayment — current	1,482	2,315	3,584	3,846	13,224	—	24,451
Loans in repayment — delinquent 31-60 days	111	85	94	79	159	—	528
Loans in repayment — delinquent 61-90 days	86	60	57	47	91	—	341
Loans in repayment — delinquent greater than 90 days	257	184	167	125	207	—	940

Total	$2,355	$2,801	$4,043	$4,218	$13,873	$2,894	30,184

Unamortized discount							(581)
Receivable for partially charged-off loans							1,236
Allowance for loan losses							(1,849)

Total Private Education Loans, net							$28,990

Loans in forbearance as a percentage of loans in repayment and forbearance	17.8%	5.6%	3.5%	2.9%	1.4%	—%	3.8%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	13.3%	7.0%	4.3%	3.1%	1.5%	—%	3.6%

Charge-offs as a percentage of loans in repayment	15.2%	5.0%	2.7%	1.9%	.9%	—%	2.9%

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of March 31, 2016.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$19,129	$3,920	$737	$23,786
$ in total	$21,535	$4,330	$764	$26,629
Payment method by enrollment status:

In-school/grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. On a “Core Earnings” basis, as of March 31, 2016 and 2015, customers in repayment owing approximately $1.5 billion (6 percent of loans in repayment) and $2.9 billion (11 percent of loans in repayment), respectively, were enrolled in the interest-only program.

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

We define liquidity risk as the potential inability to meet our obligations when they become due without incurring unacceptable losses or invest in future asset growth and business operations at reasonable market rates. Our primary liquidity risk relates to our ability to service our debt, meet our other business obligations and to continue to grow our business. The ability to access the capital markets is impacted by general market and economic conditions, our credit ratings, as well as the overall availability of funding sources in the marketplace. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including over-the-counter derivatives.

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

We have unsecured debt that totaled $14.1 billion at March 31, 2016. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade. From May 1, 2014 (Spin-Off) to March 31, 2016, we issued $1.5 billion of unsecured debt at an average all-in cost of one-month LIBOR plus 3.88 percent and an average term to maturity of 7.3 years. Recent market conditions and other factors have adversely impacted the cost and availability of new unsecured debt financing.

In June 2015, Moody’s and Fitch placed $34 billion of non-recourse FFELP ABS sponsored by our affiliates on credit watch due to concerns that trust cash flows may not be sufficient to pay all bonds by the legal final maturity date. As of March 31, 2016, there was a total of $53 billion of FFELP ABS sponsored by our affiliates on credit watch by either Moody’s or Fitch. The credit watch actions have created dislocation in the FFELP ABS market, which has impacted the cost and availability of FFELP ABS financing. Navient issued a FFELP ABS in both March and April 2016, our first issuances since June 2015. In the first-quarter 2016, Navient extended the legal final maturity dates for Navient-sponsored FFELP securitizations totaling $2.2 billion of bonds. Since quarter end, Navient has extended an additional $1.6 billion of bonds through April 27, 2016. In total, Navient has extended the legal final maturity dates for $4.9 billion of bonds. The amendments were made at the request of investors in these trusts.

We expect to fund our ongoing liquidity needs, including the repayment of $1.1 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($360 million in the three months ended March 31, 2016), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We no longer originate Private Education Loans or FFELP Loans and therefore no longer have liquidity requirements for new originations, but we may purchase Private Education Loan and FFELP Loan portfolios from third parties.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	March 31, 2016	December 31, 2015
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,173	$1,598
Unencumbered FFELP Loans	736	1,005

Total GAAP and “Core Earnings” basis	$1,909	$2,603

Average Balances

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,186	$1,817
Unencumbered FFELP Loans	1,108	2,032

Total GAAP and “Core Earnings” basis	$2,294	$3,849

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan — other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of March 31, 2016 and 2015, the maximum additional capacity under these facilities was $1.2 billion and $12.5 billion, respectively. For the three months ended March 31, 2016 and 2015, the average maximum additional capacity under these facilities was $1.9 billion and $12.9 billion, respectively. The $11.3 billion reduction in the maximum additional capacity between March 31, 2015 and March 31, 2016 primarily related to a $7.1 billion reduction in the availability under the facility with the Federal Home Loan Bank of Des Moines (“FHLB”). As previously disclosed, we received notice from FHLB that availability under the facility would be reduced and will mature in the first quarter of 2021. Both of these actions were taken by the FHLB in relation to the publication in January 2016 of new rules by the Federal Home Finance Agency, the primary regulator of the FHLB, governing eligibility of, and borrowing capacity for, certain insurance companies who are existing members of the Federal Home Loan Bank system. As of March 31, 2016, the maximum capacity and the amount outstanding under this facility was $3.6 billion and we do not expect to borrow more than this amount in the future.

In addition to the FFELP Loan — other facilities, liquidity may also be available from our Private Education Loan asset-backed commercial paper (“ABCP”) facility. This facility provides liquidity for Private Education Loan acquisitions and for the refinancing of loans presently on our balance sheet or in other short-term facilities. The maximum capacity under this facility is $1 billion and it matures in June 2016. At March 31, 2016, the available capacity under this facility was $630 million. Borrowing under this facility will vary and is subject to the availability of qualifying collateral from unencumbered Private Education Loans.

At March 31, 2016, we had a total of $7.7 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $3.8 billion of our unencumbered tangible assets of which $3.1 billion and $0.7 billion related to Private Education Loans and FFELP Loans, respectively. In addition, as of March 31, 2016, we had $11.3 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). In fourth-quarter 2015, we closed on a $550 million Private Education Loan ABS repurchase facility (“Repurchase Facility”). On April 15, 2016, the Company completed a second Private Education Loan ABS repurchase agreement, resulting in the issuance of $478 million collateralized by Residual Interests in three previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, this Repurchase Facility has a cost of funds lower than what our unsecured debt new issuance cost of funds would be.

For further discussion of our various sources of liquidity, our access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6 — Borrowings” in our 2015 Form 10-K.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	March 31, 2016	December 31, 2015
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.9	$5.0
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.4	6.3
Tangible unencumbered assets(1)	7.7	8.8
Senior unsecured debt	(14.1)	(15.1)
Mark-to-market on unsecured hedged debt(2)	(1.0)	(.7)
Other liabilities, net	(.8)	(1.0)

Total tangible equity — GAAP Basis	$3.1	$3.3

(1)	Excludes goodwill and acquired intangible assets.

(2)

At March 31, 2016 and December 31, 2015, there were $913 million and $670 million, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

First-Quarter 2016 Financing Transactions

During the first-quarter 2016, Navient issued $1.1 billion in FFELP asset-backed securities (ABS) and $488 million in Private Education Loan ABS.

In the first-quarter 2016, Navient increased and extended its FFELP ABCP facility with seven global financial institutions. The facility’s maturity date was extended to March 2018 from March 2017 and its maximum financing amount, which was originally scheduled to step down to $7 billion in March 2016, was increased to $7.5 billion with a step down to $6.75 billion in March 2017. This facility provides liquidity for refinancing and acquisitions of FFELP loans.

Shareholder Distributions

In March 2016, we paid a common stock dividend of $0.16 per share.

We repurchased 19.2 million shares of common stock for $200 million in the first quarter of 2016. The shares were repurchased under our previously disclosed share repurchase programs. As of March 31, 2016, the remaining repurchase authority was $555 million. In the first quarter of 2015, we repurchased 14.7 million shares for $300 million. Since the Spin-Off, we repurchased 97.3 million shares.

Recent Second-Quarter 2016 Transactions

In April 2016, we issued $497 million in FFELP Loan ABS and completed a second Private Education Loan ABS repurchase agreement, resulting in the issuance of $478 million collateralized by Residual Interests in three previously issued Private Education Loan ABS trusts.

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

We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rate and foreign exchange rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties. See “Note 7 — Derivative Financial Instruments” in our 2015 Form 10-K for more information on the amount of cash that has been received and delivered to derivative counterparties.

The table below highlights exposure related to our derivative counterparties at March 31, 2016.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$93	$36
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	71%	13%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	21%	0%

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at March 31, 2016 and December 31, 2015, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three months ended March 31, 2016 and 2015. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2.)

Ending Balances

	March 31, 2016			December 31, 2015
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,137	$12,987	$14,124	$1,120	$13,976	$15,096

Total unsecured borrowings	1,137	12,987	14,124	1,120	13,976	15,096

Secured borrowings:
FFELP Loan securitizations	—	76,411	76,411	—	77,764	77,764
Private Education Loan securitizations(1)	—	16,557	16,557	—	16,900	16,900
FFELP Loan — other facilities	—	16,446	16,446	—	16,276	16,276
Private Education Loan — other facilities	369	—	369	710	—	710
Other(2)	877	—	877	760	—	760

Total secured borrowings	1,246	109,414	110,660	1,470	110,940	112,410

“Core Earnings” basis borrowings	2,383	122,401	124,784	2,590	124,916	127,506
Adjustment for GAAP accounting treatment	(20)	519	499	(20)	(83)	(103)

GAAP basis borrowings	$2,363	$122,920	$125,283	$2,570	$124,833	$127,403

(1)	Includes $546 million of long-term debt related to the Private Education Loan asset-backed securitization repurchase facility (“Repurchase Facility”) as of both March 31, 2016 and December 31, 2015.

(2)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Secured borrowings comprised 89 percent and 88 percent of our “Core Earnings” basis debt outstanding at March 31, 2016 and December 31, 2015, respectively.

Average Balances

	Three Months Ended March 31,
	2016		2015
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$14,392	4.29%	$17,177	3.87%

Total unsecured borrowings	14,392	4.29	17,177	3.87

Secured borrowings:
FFELP Loan securitizations	76,735	1.33	85,225	.99
Private Education Loan securitizations(1)	16,668	2.43	18,164	2.12
FFELP Loan — other facilities	16,341	1.10	15,269	.88
Private Education Loan — other facilities	484	2.25	645	1.96
Other(2)	920	.86	1,008	.60

Total secured borrowings	111,148	1.46	120,311	1.15

“Core Earnings” basis borrowings	$125,540	1.78%	$137,488	1.49%

“Core Earnings” basis borrowings	$125,540	1.78%	$137,488	1.49%
Adjustment for GAAP accounting treatment	—	.03	—	.03

GAAP basis borrowings	$125,540	1.81%	$137,488	1.52%

(1)

Includes $546 million and $0 of long-term debt related to the Private Education Loan asset-backed securitization repurchase facility (“Repurchase Facility”) for the three months ended March 31, 2016 and 2015, respectively.

(2)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model, and derivative accounting can be found in our 2015 Form 10-K. There were no significant changes to these critical accounting policies during the first three months of 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at March 31, 2016 and December 31, 2015, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of March 31, 2016 Impact on Annual Earnings If:			As of March 31, 2015 Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(79)	$(140)	$(290)	$(29)	$(41)	$(318)
Unrealized gains (losses) on derivative and hedging activities	(53)	(338)	2	129	120	3

Increase (decrease) in net income before taxes	$(132)	$(478)	$(288)	$100	$79	$(315)

Increase (decrease) in diluted earnings per common share(2)	$(.39)	$(1.39)	$(.84)	$.25	$.19	$(.78)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.
(2)	Calculated based on “increase in net income before taxes.”

	At March 31, 2016
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$92,550	$(493)	(1)%	$(1,041)	(1)%
Private Education Loans	24,716	—	—	—	—
Other earning assets	5,413	—	—	—	—
Other assets	5,399	(451)	(8)	(310)	(6)

Total assets gain/(loss)	$128,078	$(944)	(1)%	$(1,351)	(1)%

Liabilities
Interest-bearing liabilities	$118,185	$(624)	(1)%	$(1,730)	(1)%
Other liabilities	2,255	(212)	(9)	528	23

Total liabilities (gain)/loss	$120,440	$(836)	(1)%	$(1,202)	(1)%

	At December 31, 2015
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$94,377	$(455)	—%	$(928)	(1)%
Private Education Loans	25,772	—	—	—	—
Other earning assets	5,833	—	—	—	—
Other assets	5,387	(281)	(5)	(246)	(5)

Total assets gain/(loss)	$131,369	$(736)	(1)%	$(1,174)	(1)%

Liabilities
Interest-bearing liabilities	$121,040	$(616)	(1)%	$(1,708)	(1)%
Other liabilities	2,710	96	4	980	36

Total liabilities (gain)/loss	$123,750	$(520)	—%	$(728)	(1)%

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

During the three months ended March 31, 2016 and 2015, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of education loans to variable rate, and to fix the relative spread between the education loan asset rate and the variable rate liability.

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

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 25 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the March 31, 2016 and 2015 analyses is primarily the result of one-month LIBOR-indexed FFELP Loans being funded with three-month LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 3 for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivative and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2016. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.7	$—	$4.7
Prime	annual	.4	—	.4
Prime	quarterly	2.7	—	2.7
Prime	monthly	13.3	—	13.3
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	—	63.3	(63.3)
3-month LIBOR	daily	—	.5	(.5)
1-month LIBOR	monthly	7.2	34.9	(27.7)
1-month LIBOR daily	daily	89.3	—	89.3
CMT/CPI Index	monthly/quarterly	—	.4	(.4)
Non-Discrete reset(3)	monthly	—	19.0	(19.0)
Non-Discrete reset(4)	daily/weekly	5.4	.9	4.5
Fixed Rate(5)		8.1	12.3	(4.2)

Total		$131.4	$131.4	$—

(1)	FFELP Loans of $33.0 billion ($30.1 billion LIBOR index and $2.9 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate ABS and FFELP and Private Education Loan-other facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

“Core Earnings” Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.7	$—	$4.7
Prime	annual	.4	—	.4
Prime	quarterly	2.7	—	2.7
Prime	monthly	13.3	—	13.3
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	—	57.7	(57.7)
3-month LIBOR	daily	—	.5	(.5)
1-month LIBOR	monthly	7.2	44.8	(37.6)
1-month LIBOR	daily	89.3	—	89.3
Non-Discrete reset(3)	monthly	—	19.0	(19.0)
Non-Discrete reset(4)	daily/weekly	5.4	.9	4.5
Fixed Rate(5)		6.9	7.2	(.3)

Total		$130.2	$130.2	$—

(1)	FFELP Loans of $6.8 billion ($6.5 billion LIBOR index and $0.3 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate ABS and FFELP and Private Education Loan-other facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at March 31, 2016.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	7.2
Other loans	8.2
Cash and investments	.2

Total earning assets	6.9

Borrowings
Short-term borrowings	.4
Long-term borrowings	6.1

Total borrowings	6.0

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2016. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

These inquiries and the volume of related information demands are increasing the costs and resources we must dedicate to timely respond to these requests and may, depending on their outcome, result in payments of additional amounts of restitution, fines and penalties in addition to those described below.

On March 18, 2011, an education loan borrower filed a putative class action complaint against SLM Corporation as it existed prior to the Spin-Off (“Old SLM”) in the U.S. District Court for the Northern District of California. The complaint was captioned Tina M. Ubaldi v. SLM Corporation et. al. The plaintiff brought the complaint on behalf of a putative class consisting of other similarly situated California borrowers. The complaint alleged, among other things, that Old SLM’s practice of charging late fees that were proportional to the amount of missed payments constituted liquidated damages in violation of California law and that Old SLM engaged in unfair business practices by charging daily interest on private educational loans. Following additional amendments to the complaint, which added usury claims under California state law and two additional defendants (Sallie Mae, Inc., now known as Navient Solutions, Inc. (“NSI”), and SLM PC Student Loan Trust 2004-A), plaintiff further amended her complaint to provide for restitution of late charges and interest paid by members of the putative class, injunctive relief, cancellation of all future interest payments, treble damages as permitted by law, as well as costs and attorneys’ fees, among other relief. Named defendants in the case are subsidiaries of Navient and as such any liability arising from the Ubaldi litigation will remain the sole responsibility of Navient Corporation. In December 2014, the court granted plaintiffs’ Motion for Class Certification with regard to claims concerning late fees, but denied the motion as to the alleged usury claims. In March 2015, the Court denied the plaintiffs’ motion to further amend the complaint. The case is still pending. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection therewith.

On November 26, 2014, Marlene Blyden filed a putative class action suit in the U.S. District Court for the Central District of California against Navient Corporation, Navient, LLC, Navient Solutions, Inc., Navient Credit Finance Corporation, Navient Investment Corporation, SLM Corporation, The Bank of New York, and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”). The amended complaint, captioned Marlene Blyden v. Navient Corporation et. al., alleges that plaintiff and members of the purported class were charged and/or paid interest at a rate above that permitted under California law. Plaintiff’s Second Amended Complaint dropped SLM Corporation as a defendant, added various securitization trusts as defendants, and added claims for conversion and for money received. In July 2015, the Court granted Defendants’ Motions to Dismiss the Second Amended Complaint but permitted Plaintiff to make certain amendments to the complaint. Plaintiff filed a Third Amended Complaint in August 2015 which removed all of the Defendants except the SLM PC Student Loan 2003-B Trust, BNY Mellon (in its capacity as a trustee), and Navient Solutions, Inc. The remaining defendants filed a Motion to Dismiss the Third Amended Complaint which was granted on February 16, 2016. While the court granted leave for Plaintiff to file a further amended complaint, Plaintiff instead filed a Notice of Appeal to the Ninth Circuit on April 5, 2016, appealing the District Court’s decision to dismiss the Third Amended Complaint. Allegations similar to those asserted in the Ubaldi and Blyden cases are also raised in a putative class action complaint captioned Jamie Beechum, et al. v. Navient Solutions, Inc. filed on October 21, 2015, and deemed served as of February 16, 2016. On March 30, 2016, the defendants filed a motion to dismiss the complaint. That motion is pending. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with either the Blyden or Beechum lawsuits.

During the first quarter, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings have been sued in several putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These cases, which were filed in the U.S. District Court for the District of Delaware, are: Menold v. Navient Corporation, et al. (filed February 11, 2016); Jagrelius v. Navient Corporation, et al. (filed February 16, 2016); and Policemen’s Annuity & Benefit Fund of Chicago v. Navient Corporation, et al. (filed February 26, 2016). On April 11, 2016, various plaintiffs filed Motions to Appoint Lead Counsel in the lawsuits. We expect the pending securities class actions to be consolidated, and a scheduling order to be issued once the Court has appointed a lead plaintiff and lead counsel. The Navient defendants intend to vigorously defend against the allegations in these lawsuits. At this stage in the proceedings, we are unable to anticipate the timing of resolution or the ultimate impact, if any, that the legal proceedings may have on the consolidation financial position, liquidity, results of operations or cash-flows of Navient Corporation and its affiliates.

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

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of March 31, 2016, substantially all of this amount had been paid or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until all of the work under the various consent orders has been completed and the consent orders are lifted.

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

•

In November 2014, Navient’s subsidiary, Pioneer Credit Recovery, Inc. (“Pioneer”), received a CID from the CFPB as part of the CFPB’s investigation regarding Pioneer’s activities relating to rehabilitation loans and collection of defaulted student debt. The CFPB has informed the Company that they have combined this matter with the aforementioned servicing matter.

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

Under the terms of the Separation Agreement, Navient has agreed to be responsible and indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, all liabilities arising out of the regulatory matters mentioned above, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient has no additional reserves related to indemnification matters with SLM BankCo as of March 31, 2016.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2016.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
(In millions, except per share data)
Period:
January 1 — January 31, 2016	6.0	$10.12	5.9	$695
February 1 — February 29, 2016	7.9	9.60	7.0	$629
March 1 — March 31, 2016	6.3	11.66	6.3	$555

Total first-quarter 2016	20.2	$10.40	19.2

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	In 2015, our board of directors authorized us to purchase up to $1.7 billion of shares of our common stock.

The closing price of our common stock on the NASDAQ Global Select Market on March 31, 2016 was $11.97.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

10.1†*	Form of Navient Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Agreement.

10.2†*	Form of Navient Corporation 2014 Omnibus Incentive Plan Restricted Stock Agreement.

10.3†*	Form of Navient Corporation 2014 Omnibus Incentive Plan Restricted Stock Unit Agreement.

10.4†*	Form of Navient Corporation 2014 Omnibus Incentive Plan Stock Option Agreement.

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NAVIENT CORPORATION (Registrant)

By:	/S/ SOMSAK CHIVAVIBUL
Somsak Chivavibul Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 28, 2016