Form 10-Q
period 2016-06-30
NAVIENT CORP
filed 2016-07-25
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2016
Common Stock, $0.01 par value	317,033,006 shares

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
FFELP Loans (net of allowance for losses of $62 and $78, respectively)	$92,618	$96,498
Private Education Loans (net of allowance for losses of $1,410 and $1,471 respectively)	24,741	26,394
Investments
Available-for-sale	4	5
Other	541	496

Total investments	545	501
Cash and cash equivalents	1,377	1,594
Restricted cash and investments	3,613	3,738
Goodwill and acquired intangible assets, net	696	705
Other assets	4,782	4,682

Total assets	$128,372	$134,112

Liabilities
Short-term borrowings	$2,370	$2,570
Long-term borrowings	119,637	124,833
Other liabilities	2,662	2,710

Total liabilities	124,669	130,113

Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 434 million and 431 million shares issued, respectively	4	4
Additional paid-in capital	2,985	2,967
Accumulated other comprehensive loss (net of tax benefit of $100 and $30, respectively)	(171)	(51)
Retained earnings	2,677	2,480

Total Navient Corporation stockholders’ equity before treasury stock	5,495	5,400
Less: Common stock held in treasury at cost: 116 million and 82 million shares, respectively	(1,816)	(1,425)

Total Navient Corporation stockholders’ equity	3,679	3,975
Noncontrolling interest	24	24

Total equity	3,703	3,999

Total liabilities and equity	$128,372	$134,112

Supplemental information — assets and liabilities of consolidated variable interest entities:

	June 30, 2016	December 31, 2015
FFELP Loans	$87,613	$91,516
Private Education Loans	21,747	23,124
Restricted cash	3,419	3,553
Other assets	432	293
Short-term borrowings	361	710
Long-term borrowings	102,103	106,510

Net assets of consolidated variable interest entities	$10,747	$11,266

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
FFELP Loans	$618	$626	$1,252	$1,262
Private Education Loans	402	434	813	891
Other loans	2	2	3	4
Cash and investments	6	2	12	4

Total interest income	1,028	1,064	2,080	2,161
Total interest expense	599	515	1,165	1,029

Net interest income	429	549	915	1,132
Less: provisions for loan losses	110	198	221	323

Net interest income after provisions for loan losses	319	351	694	809

Other income (loss):
Servicing revenue	71	106	154	182
Asset recovery and business processing revenue	101	99	191	188
Other income (loss)	(21)	7	(35)	15
Gains on sales of loans and investments	—	7	—	12
Gains on debt repurchases	—	—	—	—
Gains (losses) on derivative and hedging activities, net	(28)	(18)	(27)	53

Total other income	123	201	283	450

Expenses:
Salaries and benefits	124	115	256	238
Other operating expenses	106	110	222	218

Total operating expenses	230	225	478	456
Goodwill and acquired intangible asset impairment and amortization expense	6	3	10	4
Restructuring and other reorganization expenses	—	29	—	32

Total expenses	236	257	488	492

Income from continuing operations, before income tax expense	206	295	489	767
Income tax expense	81	113	184	293

Net income from continuing operations	125	182	305	474
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—

Net income	125	182	305	474
Less: net income (loss) attributable to noncontrolling interest	—	—	—	—

Net income attributable to Navient Corporation	$125	$182	$305	$474

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$.39	$.48	$.92	$1.22
Discontinued operations	—	—	—	—

Total	$.39	$.48	$.92	$1.22

Average common shares outstanding	322	381	331	389

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$.38	$.47	$.91	$1.20
Discontinued operations	—	—	—	—

Total	$.38	$.47	$.91	$1.20

Average common and common equivalent shares outstanding	328	387	335	396

Dividends per common share attributable to Navient Corporation	$.16	$.16	$.32	$.32

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$125	$182	$305	$474
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	(62)	15	(191)	(55)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)	—	—	—	(1)

Total unrealized gains (losses) on derivatives	(62)	15	(191)	(56)
Income tax (expense) benefit	23	(5)	71	21

Other comprehensive income (loss), net of tax expense (benefit)	(39)	10	(120)	(35)

Total comprehensive income attributable to Navient Corporation	$86	$192	$185	$439

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Common Stock Shares			Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Issued	Treasury	Outstanding
Balance at March 31, 2015	429,222,873	(40,201,428)	389,021,445	$4	$2,935	$(36)	$1,951	$(767)	$4,087	$4	$4,091
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	182	—	182	—	182
Other comprehensive income (loss), net of tax	—	—	—	—	—	10	—	—	10	—	10

Total comprehensive income	—	—	—	—	—	—	—	—	192	—	192
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(61)	—	(61)	—	(61)
Issuance of common shares	633,170	—	633,170	—	5	—	—	—	5	—	5
Tax benefit related to employee stock-based compensation plans	—	—	—	—	3	—	—	—	3	—	3
Stock-based compensation expense	—	—	—	—	11	—	—	—	11	—	11
Common stock repurchased	—	(15,190,685)	(15,190,685)	—	—	—	—	(300)	(300)	—	(300)
Shares repurchased related to employee stock-based compensation plans	—	(431,168)	(431,168)	—	—	—	—	(8)	(8)	—	(8)

Balance at June 30, 2015	429,856,043	(55,823,281)	374,032,762	$4	$2,954	$(26)	$2,072	$(1,075)	$3,929	$4	$3,933

Balance at March 31, 2016	433,061,241	(102,547,422)	330,513,819	$4	$2,975	$(132)	$2,604	$(1,636)	$3,815	$24	$3,839
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	125	—	125	—	125
Other comprehensive income (loss), net of tax	—	—	—	—	—	(39)	—	—	(39)	—	(39)

Total comprehensive income	—	—	—	—	—	—	—	—	86	—	86
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(51)	—	(51)	—	(51)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	467,007	—	467,007	—	4	—	—	—	4	—	4
Tax benefit related to employee stock-based compensation plans	—	—	—	—	1	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	5	—	—	—	5	—	5
Common stock repurchased	—	(13,579,381)	(13,579,381)	—	—	—	—	(175)	(175)	—	(175)
Shares repurchased related to employee stock-based compensation plans	—	(368,439)	(368,439)	—	—	—	—	(5)	(5)	—	(5)

Balance at June 30, 2016	433,528,248	(116,495,242)	317,033,006	$4	$2,985	$(171)	$2,677	$(1,816)	$3,679	$24	$3,703

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Common Stock Shares			Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Issued	Treasury	Outstanding
Balance at December 31, 2014	425,637,635	(23,902,829)	401,734,806	$4	$2,893	$9	$1,724	$(432)	$4,198	$—	$4,198
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	474	—	474	—	474
Other comprehensive income (loss), net of tax	—	—	—	—	—	(35)	—	—	(35)	—	(35)

Total comprehensive income	—	—	—	—	—	—	—	—	439	—	439
Cash dividends:
Common stock ($.32 per share)	—	—	—	—	—	—	(124)	—	(124)	—	(124)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	4,218,408	—	4,218,408	—	26	—	—	—	26	—	26
Tax benefit related to employee stock-based compensation plans	—	—	—	—	12	—	—	—	12	—	12
Stock-based compensation expense	—	—	—	—	23	—	—	—	23	—	23
Common stock repurchased	—	(29,844,520)	(29,844,520)	—	—	—	—	(600)	(600)	—	(600)
Shares repurchased related to employee stock-based compensation plans	—	(2,075,932)	(2,075,932)	—	—	—	—	(43)	(43)	—	(43)
Noncontrolling interests in businesses	—	—	—	—	—	—	—	—	—	4	4

Balance at June 30, 2015	429,856,043	(55,823,281)	374,032,762	$4	$2,954	$(26)	$2,072	$(1,075)	$3,929	$4	$3,933

Balance at December 31, 2015	430,561,656	(82,350,868)	348,210,788	$4	$2,967	$(51)	$2,480	$(1,425)	$3,975	$24	$3,999
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	305	—	305	—	305
Other comprehensive income (loss), net of tax	—	—	—	—	—	(120)	—	—	(120)	—	(120)

Total comprehensive income	—	—	—	—	—	—	—	—	185	—	185
Cash dividends:
Common stock ($.32 per share)	—	—	—	—	—	—	(105)	—	(105)	—	(105)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Issuance of common shares	2,966,592	—	2,966,592	—	8	—	—	—	8	—	8
Tax benefit related to employee stock-based compensation plans	—	—	—	—	(8)	—	—	—	(8)	—	(8)
Stock-based compensation expense	—	—	—	—	18	—	—	—	18	—	18
Common stock repurchased	—	(32,789,662)	(32,789,662)	—	—	—	—	(375)	(375)	—	(375)
Shares repurchased related to employee stock-based compensation plans	—	(1,354,712)	(1,354,712)	—	—	—	—	(16)	(16)	—	(16)

Balance at June 30, 2016	433,528,248	(116,495,242)	317,033,006	$4	$2,985	$(171)	$2,677	$(1,816)	$3,679	$24	$3,703

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$305	$474
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on loans and investments, net	—	(12)
Goodwill and acquired intangible asset impairment and amortization expense	10	4
Stock-based compensation expense	18	23
Unrealized gains on derivative and hedging activities	(150)	(362)
Provisions for loan losses	221	323
Decrease in restricted cash — other	1	63
Decrease in accrued interest receivable	50	102
Decrease in accrued interest payable	(125)	(7)
Decrease in other assets	417	407
Increase in other liabilities	24	40

Total net cash provided by operating activities	771	1,055

Investing activities
Education loans acquired	(2,183)	(1,834)
Reduction of education loans:
Installment payments, claims and other	7,458	7,044
Proceeds from sales of education loans	—	386
Other investing activities, net	(51)	(18)
Proceeds from maturities of available-for-sale securities	1	1
Purchases of other securities	(43)	(3)
Proceeds from maturities of other securities	41	1
Decrease (increase) in restricted cash — variable interest entities	164	(96)
Purchase of subsidiary, net of cash acquired	—	(181)

Total net cash provided by investing activities	5,387	5,300

Financing activities
Borrowings collateralized by loans in trust — issued	3,791	3,424
Borrowings collateralized by loans in trust — repaid	(6,603)	(6,702)
Asset-backed commercial paper conduits, net	(2,002)	(887)
Other long-term borrowings issued	—	493
Other long-term borrowings repaid	(1,228)	(1,649)
Other financing activities, net	147	(139)
Common stock repurchased	(375)	(600)
Common stock dividends paid	(105)	(124)

Net cash used in financing activities	(6,375)	(6,184)

Net (decrease) increase in cash and cash equivalents	(217)	171
Cash and cash equivalents at beginning of period	1,594	1,443

Cash and cash equivalents at end of period	$1,377	$1,614

Cash disbursements made (refunds received) for:
Interest	$1,088	$991

Income taxes paid	$87	$67

Income taxes received	$(2)	$—

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2015 Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and six months ended June 30, 2015 to be consistent with classifications adopted for 2016, and had no effect on net income, total assets, or total liabilities.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

1.	Significant Accounting Policies (Continued)

Leases

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must be recognized as assets and liabilities on the balance sheet of the lessee. A right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. The standard requires the use of the modified retrospective transition method, which will require adjustment to all comparative periods presented. It will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures, but expect it to be immaterial.

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

Allowance for Loan Losses

On June 16, 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses,” which requires measurement and recognition of an allowance for loan loss that estimates remaining expected credit losses for financial assets held at the reporting date. Our current allowance for loan loss is an incurred loss model (see “Note 2 — Significant Accounting Policies” in our 2015 Form 10-K for further discussion of our current policy). The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard update is effective for the Company on January 1, 2020, and will primarily impact the allowance for loan losses related to our Private Education Loans and FFELP Loans. Early adoption is permitted on January 1, 2019 for the Company. We are currently evaluating the impact of adopting this update on our consolidated financial statements and footnote disclosures.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

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

Allowance for Loan Losses Metrics

	Three Months Ended June 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$70	$1,434	$15	$1,519
Total provision	10	100	—	110
Charge-offs(1)	(18)	(127)	—	(145)
Reclassification of interest reserve(2)	—	3	—	3

Ending balance	$62	$1,410	$15	$1,487

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,163	$11	$1,174
Ending balance: collectively evaluated for impairment	$62	$247	$4	$313
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$11,162	$33	$11,195
Ending balance: collectively evaluated for impairment(3)	$91,719	$15,478	$47	$107,244
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	2.17%	1.32%
Allowance coverage of charge-offs (annualized)	.9	2.8	13.5
Allowance as a percentage of the ending total loan balance	.07%	5.29%	18.18%
Allowance as a percentage of the ending loans in repayment	.09%	6.06%	18.18%
Ending total loans(3)	$91,719	$26,640	$80
Average loans in repayment	$72,973	$23,561	$82
Ending loans in repayment	$72,058	$23,265	$80

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Three Months Ended June 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$91	$1,849	$23	$1,963
Total provision	7	191	—	198
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	—	(330)
Net charge-offs remaining(2)	(9)	(179)	(2)	(190)

Total net charge-offs	(9)	(509)	(2)	(520)
Reclassification of interest reserve(3)	—	2	—	2

Ending balance	$89	$1,533	$21	$1,643

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,257	$17	$1,274
Ending balance: collectively evaluated for impairment	$89	$276	$4	$369
Loans:
Ending balance: individually evaluated for impairment(4)	$—	$10,769	$41	$10,810
Ending balance: collectively evaluated for impairment(4)	$99,207	$19,435	$55	$118,697
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	.05%	2.74%	8.68%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	—%	5.07%	—%
Allowance coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	2.3	2.1	2.4
Allowance as a percentage of the ending total loan balance	.09%	5.08%	21.50%
Allowance as a percentage of the ending loans in repayment	.12%	5.93%	21.50%
Ending total loans(4)	$99,207	$30,204	$96
Average loans in repayment	$76,325	$26,122	$101
Ending loans in repayment	$75,244	$25,865	$96

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$78	$1,471	$15	$1,564
Total provision	17	204	—	221
Charge-offs(1)	(33)	(271)	—	(304)
Reclassification of interest reserve(2)	—	6	—	6

Ending balance	$62	$1,410	$15	$1,487

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,163	$11	$1,174
Ending balance: collectively evaluated for impairment	$62	$247	$4	$313
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$11,162	$33	$11,195
Ending balance: collectively evaluated for impairment(3)	$91,719	$15,478	$47	$107,244
Charge-offs as a percentage of average loans in repayment (annualized)	.09%	2.28%	1.69%
Allowance coverage of charge-offs (annualized)	1.0	2.6	10.4
Allowance as a percentage of the ending total loan balance	.07%	5.29%	18.18%
Allowance as a percentage of the ending loans in repayment	.09%	6.06%	18.18%
Ending total loans(3)	$91,719	$26,640	$80
Average loans in repayment	$73,331	$23,871	$83
Ending loans in repayment	$72,058	$23,265	$80

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$93	$1,916	$24	$2,033
Total provision	12	311	—	323
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	—	(330)
Net charge-offs remaining(2)	(16)	(369)	(3)	(388)

Total net charge-offs	(16)	(699)	(3)	(718)
Reclassification of interest reserve(3)	—	5	—	5

Ending balance	$89	$1,533	$21	$1,643

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,257	$17	$1,274
Ending balance: collectively evaluated for impairment	$89	$276	$4	$369
Loans:
Ending balance: individually evaluated for impairment(4)	$—	$10,769	$41	$10,810
Ending balance: collectively evaluated for impairment(4)	$99,207	$19,435	$55	$118,697
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	.04%	2.82%	6.01%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	—%	2.53%	—%
Allowance coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	2.8	2.1	3.3
Allowance as a percentage of the ending total loan balance	.09%	5.08%	21.50%
Allowance as a percentage of the ending loans in repayment	.12%	5.93%	21.50%
Ending total loans(4)	$99,207	$30,204	$96
Average loans in repayment	$76,896	$26,382	$103
Ending loans in repayment	$75,244	$25,865	$96

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

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

	Private Education Loans Credit Quality Indicators
	June 30, 2016		December 31, 2015
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$23,697	92%	$25,280	92%
Non-Traditional(1)	2,096	8	2,235	8

Total	$25,793	100%	$27,515	100%

Cosigners:
With cosigner	$16,621	64%	$17,738	64%
Without cosigner	9,172	36	9,777	36

Total	$25,793	100%	$27,515	100%

Seasoning(2):
1-12 payments	$1,448	6%	$1,776	7%
13-24 payments	1,596	6	1,977	7
25-36 payments	2,486	10	2,982	11
37-48 payments	3,431	13	3,787	14
More than 48 payments	15,196	59	14,953	54
Not yet in repayment	1,636	6	2,040	7

Total	$25,793	100%	$27,515	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was received.

(3)	Balance represents gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	June 30, 2016		December 31, 2015
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$7,149		$8,257
Loans in forbearance(2)	12,512		13,298
Loans in repayment and percentage of each status:
Loans current	62,581	86.8%	62,651	84.7%
Loans delinquent 31-60 days(3)	2,668	3.7	3,285	4.5
Loans delinquent 61-90 days(3)	1,605	2.3	1,856	2.5
Loans delinquent greater than 90 days(3)	5,204	7.2	6,142	8.3

Total FFELP Loans in repayment	72,058	100%	73,934	100%

Total FFELP Loans, gross	91,719		95,489
FFELP Loan unamortized premium	961		1,087

Total FFELP Loans	92,680		96,576

FFELP Loan allowance for losses	(62)		(78)

FFELP Loans, net	$92,618		$96,498

Percentage of FFELP Loans in repayment		78.6%		77.4%

Delinquencies as a percentage of FFELP Loans in repayment		13.2%		15.3%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		14.8%		15.2%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Traditional Private Education Loan Delinquencies
	June 30, 2016		December 31, 2015
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,489		$1,859
Loans in forbearance(2)	792		863
Loans in repayment and percentage of each status:
Loans current	20,225	94.4%	21,085	93.5%
Loans delinquent 31-60 days(3)	401	1.9	491	2.2
Loans delinquent 61-90 days(3)	242	1.1	292	1.3
Loans delinquent greater than 90 days(3)	548	2.6	690	3.0

Total traditional loans in repayment	21,416	100%	22,558	100%

Total traditional loans, gross	23,697		25,280
Traditional loans unamortized discount	(431)		(470)

Total traditional loans	23,266		24,810
Traditional loans receivable for partially charged-off loans	541		560
Traditional loans allowance for losses	(1,186)		(1,236)

Traditional loans, net	$22,621		$24,134

Percentage of traditional loans in repayment		90.4%		89.2%

Delinquencies as a percentage of traditional loans in repayment		5.6%		6.5%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.6%		3.7%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Non-Traditional Private Education Loan Delinquencies
	June 30, 2016		December 31, 2015
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$147		$181
Loans in forbearance(2)	100		110
Loans in repayment and percentage of each status:
Loans current	1,618	87.5%	1,646	84.7%
Loans delinquent 31-60 days(3)	66	3.6	86	4.4
Loans delinquent 61-90 days(3)	45	2.4	56	2.9
Loans delinquent greater than 90 days(3)	120	6.5	156	8.0

Total non-traditional loans in repayment	1,849	100%	1,944	100%

Total non-traditional loans, gross	2,096		2,235
Non-traditional loans unamortized discount	(58)		(61)

Total non-traditional loans	2,038		2,174
Non-traditional loans receivable for partially charged-off loans	306		321
Non-traditional loans allowance for losses	(224)		(235)

Non-traditional loans, net	$2,120		$2,260

Percentage of non-traditional loans in repayment		88.2%		87.0%

Delinquencies as a percentage of non-traditional loans in repayment		12.5%		15.3%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.1%		5.4%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

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

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Receivable at beginning of period	$867	$1,236	$881	$1,245
Expected future recoveries of current period defaults(1)	32	46	68	108
Recoveries(2)	(52)	(50)	(102)	(102)
Net adjustment resulting from the change in the charge-off rate(3)	—	(330)	—	(330)
Net charge-offs remaining	—	—	—	(19)

Total net charge-offs	—	(330)	—	(349)

Receivable at end of period	$847	$902	$847	$902

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

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

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 58 percent and 56 percent of the loans granted forbearance have qualified as a TDR loan at June 30, 2016 and December 31, 2015, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of June 30, 2016 and December 31, 2015 was $2.8 billion and $2.5 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

At June 30, 2016 and December 31, 2015, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
June 30, 2016
Private Education Loans — Traditional	$9,351	$9,404	$964
Private Education Loans — Non-Traditional	1,409	1,415	199

Total	$10,760	$10,819	$1,163

December 31, 2015
Private Education Loans — Traditional	$9,134	$9,200	$995
Private Education Loans — Non-Traditional	1,441	1,442	214

Total	$10,575	$10,642	$1,209

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following tables provide the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended June 30,
	2016		2015
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$9,320	$138	$8,943	$135
Private Education Loans — Non-Traditional	1,418	27	1,466	29

Total	$10,738	$165	$10,409	$164

	Six Months Ended June 30,
	2016		2015
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$9,271	$276	$8,900	$267
Private Education Loans — Non-Traditional	1,425	54	1,471	58

Total	$10,696	$330	$10,371	$325

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	June 30, 2016		December 31, 2015
(Dollars in millions)	Balance	%	Balance	%
Loans in deferment(1)	$609		$706
Loans in forbearance(2)	648		695
Loans in repayment and percentage of each status:
Loans current	8,424	88.1%	7,885	85.3%
Loans delinquent 31-60 days(3)	356	3.7	414	4.5
Loans delinquent 61-90 days(3)	228	2.4	263	2.8
Loans delinquent greater than 90 days(3)	554	5.8	679	7.4

Total TDR loans in repayment	9,562	100%	9,241	100%

Total TDR loans, gross	$10,819		$10,642

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

	Three Months Ended June 30,
	2016			2015
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$286	$74	$56	$339	$101	$83
Private Education Loans — Non-Traditional	25	20	10	36	30	14

Total	$311	$94	$66	$375	$131	$97

	Six Months Ended June 30,
	2016			2015
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$628	$154	$118	$768	$192	$183
Private Education Loans — Non-Traditional	52	42	21	79	58	32

Total	$680	$196	$139	$847	$250	$215

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans.

(Dollars in millions)	Accrued Interest Receivable	Allowance for Uncollectible Interest
June 30, 2016
Private Education Loans — Traditional	$385	$25
Private Education Loans — Non-Traditional	49	8

Total	$434	$33

December 31, 2015
Private Education Loans — Traditional	$433	$26
Private Education Loans — Non-Traditional	57	9

Total	$490	$35

3.	Borrowings

The following table summarizes our borrowings.

	June 30, 2016			December 31, 2015
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,077	$12,801	$13,878	$1,120	$13,976	$15,096

Total unsecured borrowings	1,077	12,801	13,878	1,120	13,976	15,096
Secured borrowings:
FFELP Loan securitizations	—	75,698	75,698	—	77,764	77,764
Private Education Loan securitizations(1)	—	16,168	16,168	—	16,900	16,900
FFELP Loan — other facilities	—	14,609	14,609	—	16,276	16,276
Private Education Loan — other facilities	361	—	361	710	—	710
Other(2)	955	—	955	760	—	760

Total secured borrowings	1,316	106,475	107,791	1,470	110,940	112,410

Total before hedge accounting adjustments	2,393	119,276	121,669	2,590	124,916	127,506
Hedge accounting adjustments	(23)	361	338	(20)	(83)	(103)

Total	$2,370	$119,637	$122,007	$2,570	$124,833	$127,403

(1)

Includes $1.0 billion and $546 million of long-term debt related to the Private Education Loan asset-backed securitization repurchase facility (“Repurchase Facility”) as of June 30, 2016 and December 31, 2015, respectively.

(2)	“Other” includes the obligation to return cash collateral held related to derivative exposures.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

3.	Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of June 30, 2016 and December 31, 2015, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	June 30, 2016
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$75,698	$75,698	$76,330	$2,649	$754	$79,733
Private Education Loan securitizations(1)	—	16,168	16,168	21,213	477	284	21,974
FFELP Loan — other facilities	—	11,009	11,009	11,283	285	171	11,739
Private Education Loan — other facilities	361	—	361	534	8	16	558

Total before hedge accounting adjustments	361	102,875	103,236	109,360	3,419	1,225	114,004
Hedge accounting adjustments	—	(772)	(772)	—	—	(793)	(793)

Total	$361	$102,103	$102,464	$109,360	$3,419	$432	$113,211

	December 31, 2015
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$77,764	$77,764	$78,358	$2,760	$682	$81,800
Private Education Loan securitizations(1)	—	16,900	16,900	22,014	452	323	22,789
FFELP Loan — other facilities	—	12,676	12,676	13,158	324	168	13,650
Private Education Loan — other facilities	710	—	710	1,110	17	31	1,158

Total before hedge accounting adjustments	710	107,340	108,050	114,640	3,553	1,204	119,397
Hedge accounting adjustments	—	(830)	(830)	—	—	(911)	(911)

Total	$710	$106,510	$107,220	$114,640	$3,553	$293	$118,486

(1)

Includes $1.0 billion and $546 million of long-term debt related to the Repurchase Facility as of June 30, 2016 and December 31, 2015, respectively. Includes $69 million and $41 million of restricted cash related to the Repurchase Facility as of June 30, 2016 and December 31, 2015, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

4.	Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2015 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2015 Form 10-K for a full discussion.

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2016 and December 31, 2015, and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2016 and 2015.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	June 30, 2016	Dec. 31, 2015	June 30, 2016	Dec. 31, 2015	June 30, 2016	Dec. 31, 2015	June 30, 2016	Dec. 31, 2015
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$1,006	$694	$92	$32	$1,098	$726
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	10	2	—	—	10	2
Other(2)	Interest rate	—	—	—	—	1	—	1	—

Total derivative assets(3)		—	—	1,016	696	93	32	1,109	728
Derivative Liabilities:
Interest rate swaps	Interest rate	(280)	(89)	—	(3)	(65)	(68)	(345)	(160)
Floor Income Contracts	Interest rate	—	—	—	—	(406)	(365)	(406)	(365)
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	(835)	(926)	(17)	(62)	(852)	(988)
Other(2)	Interest rate	—	—	—	—	(8)	(2)	(8)	(2)

Total derivative liabilities(3)		(280)	(89)	(835)	(929)	(496)	(497)	(1,611)	(1,515)

Net total derivatives		$(280)	$(89)	$181	$(233)	$(403)	$(465)	$(502)	$(787)

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Gross position	$1,109	$728	$(1,611)	$(1,515)
Impact of master netting agreements	(26)	(50)	26	50

Derivative values with impact of master netting agreements (as carried on balance sheet)	1,083	678	(1,585)	(1,465)
Cash collateral (held) pledged	(451)	(759)	511	466

Net position	$632	$(81)	$(1,074)	$(999)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

The above fair values include adjustments for counterparty credit risk both for when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at June 30, 2016 and December 31, 2015 by $1 million and $1 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at June 30, 2016 and December 31, 2015 by $29 million and $31 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Jun. 30, 2016	Dec. 31, 2015	Jun. 30, 2016	Dec. 31, 2015	Jun. 30, 2016	Dec. 31, 2015	Jun. 30, 2016	Dec. 31, 2015
Notional Values:
Interest rate swaps	$14.7	$9.5	$11.5	$12.6	$32.0	$33.8	$58.2	$55.9
Floor Income Contracts	—	—	—	—	16.5	35.1	16.5	35.1
Cross-currency interest rate swaps	—	—	8.8	9.1	.3	.3	9.1	9.4
Other(1)	—	—	—	—	3.0	3.2	3.0	3.2

Total derivatives	$14.7	$9.5	$20.3	$21.7	$51.8	$72.4	$86.8	$103.6

(1)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended June 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Fair Value Hedges:
Interest rate swaps	$71	$(235)	$68	$86	$(68)	$252	$71	$103
Cross-currency interest rate swaps	(275)	302	(20)	3	252	(340)	(43)	(35)

Total fair value derivatives	(204)	67	48	89	184	(88)	28	68
Cash Flow Hedges:
Interest rate swaps	—	—	(11)	—	—	—	(11)	—

Total cash flow derivatives	—	—	(11)	—	—	—	(11)	—
Trading:
Interest rate swaps	11	(5)	11	9	—	—	22	4
Floor Income Contracts	7	171	(56)	(163)	—	—	(49)	8
Cross-currency interest rate swaps	25	(5)	(1)	(1)	—	—	24	(6)
Other	(4)	(2)	(1)	(1)	—	—	(5)	(3)

Total trading derivatives	39	159	(47)	(156)	—	—	(8)	3

Total	(165)	226	(10)	(67)	184	(88)	9	71
Less: realized gains (losses) recorded in interest expense	—	—	37	89	—	—	37	89

Gains (losses) on derivative and hedging activities, net	$(165)	$226	$(47)	$(156)	$184	$(88)	$(28)	$(18)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

	Six Months Ended June 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Fair Value Hedges:
Interest rate swaps	$315	$(115)	$139	$182	$(347)	$123	$107	$190
Cross-currency interest rate swaps	99	(540)	(36)	4	(54)	647	9	111

Total fair value derivatives	414	(655)	103	186	(401)	770	116	301
Cash Flow Hedges:
Interest rate swaps	—	—	(11)	—	—	—	(11)	—

Total cash flow derivatives	—	—	(11)	—	—	—	(11)	—
Trading:
Interest rate swaps	63	13	20	20	—	—	83	33
Floor Income Contracts	34	243	(194)	(325)	—	—	(160)	(82)
Cross-currency interest rate swaps	45	(5)	(2)	(2)	—	—	43	(7)
Other	(5)	(4)	(1)	(2)	—	—	(6)	(6)

Total trading derivatives	137	247	(177)	(309)	—	—	(40)	(62)

Total	551	(408)	(85)	(123)	(401)	770	65	239
Less: realized gains (losses) recorded in interest expense	—	—	92	186	—	—	92	186

Gains (losses) on derivative and hedging activities, net	$551	$(408)	$(177)	$(309)	$(401)	$770	$(27)	$53

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	June 30, 2016	December 31, 2015
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$451	$759
Securities at fair value — corporate derivatives (not recorded in the financial statements)(2)	503	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(3)	391	301

Total collateral held	$1,345	$1,060

Derivative asset at fair value including accrued interest	$1,272	$896

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$511	$466

Total collateral pledged	$511	$466

Derivative liability at fair value including accrued interest and premium receivable	$1,610	$1,395

(1)	At June 30, 2016 and December 31, 2015, $11 million and $2 million, respectively, were held in restricted cash accounts.

(2)	The Company has the ability to sell or re-pledge securities it holds as collateral.

(3)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $781 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts based on our current unsecured credit rating. We are currently in an asset position with these derivative counterparties (including accrued interest and net of premiums receivable). Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

5.	Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	June 30, 2016	December 31, 2015
Accrued interest receivable, net	$1,596	$1,646
Derivatives at fair value	1,083	678
Income tax asset, net current and deferred	871	906
Benefit and insurance-related investments	483	491
Fixed assets, net	160	162
Accounts receivable	92	329
Other loans, net	65	70
Other	432	400

Total	$4,782	$4,682

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

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

During 2015, Navient completed acquisitions of Gila LLC and Xtend Healthcare. Navient has not disclosed the pro forma impact of these acquisitions to the results of operations for the three and six months ended June 30, 2015, as the pro forma impact was deemed immaterial.

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

Acquisition of Xtend Healthcare

During October 2015, Navient acquired an 89 percent controlling interest in Xtend Healthcare for approximately $164 million. Xtend Healthcare is a healthcare revenue cycle management company that provides health insurance claims billing and account resolution, as well as patient billing and customer service. The results of operations of Xtend Healthcare have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Services segment.

As of June 2016, the Company finalized its purchase price allocation for Xtend Healthcare which resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of $102 million.

Identifiable intangible assets at the acquisition date included definite life intangible assets with an estimated aggregate fair value of approximately $65 million primarily including customer relationships, developed technology, and the Xtend Healthcare trade name. These intangible assets will be amortized over a period of 10 to 15 years based on the economic benefit derived from each of the underlying assets.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

7.	Stockholders’ Equity

The following table summarizes common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Common shares repurchased(1)	13,579,381	15,190,685	32,789,662	29,844,520
Average purchase price per share	$12.90	$19.76	$11.45	$20.12
Shares repurchased related to employee stock-based compensation plans(2)	368,439	431,168	1,354,712	2,075,932
Average purchase price per share	$13.05	$19.83	$10.80	$20.65
Common shares issued(3)	467,007	633,170	2,966,592	4,218,408

(1)	Common shares purchased under our share repurchase programs.

(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on June 30, 2016 was $11.95.

Dividend and Share Repurchase Program

In June 2016 and March 2016, we paid a common stock dividend of $0.16 per share.

We repurchased 32.8 million shares of common stock for $375 million in the six months ended June 30, 2016. The shares were repurchased under our previously disclosed share repurchase programs. As of June 30, 2016, the remaining repurchase authority was $380 million. In the six months ended June 30, 2015, we repurchased 29.8 million shares for $600 million.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

8.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Numerator:
Net income attributable to Navient Corporation	$125	$182	$305	$474

Denominator:
Weighted average shares used to compute basic EPS	322	381	331	389
Effect of dilutive securities:
Dilutive effect of stock options, non-vested restricted stock, restricted stock units and Employee Stock Purchase Plans (“ESPPs”)(1)	6	6	4	7

Dilutive potential common shares(2)	6	6	4	7

Weighted average shares used to compute diluted EPS	328	387	335	396

Basic earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$.39	$.48	$.92	$1.22
Discontinued operations	—	—	—	—

Total	$.39	$.48	$.92	$1.22

Diluted earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$.38	$.47	$.91	$1.20
Discontinued operations	—	—	—	—

Total	$.38	$.47	$.91	$1.20

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested restricted stock, restricted stock units, and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended June 30, 2016 and 2015, stock options covering approximately 5 million and 3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2016 and 2015, stock options covering approximately 5 million and 3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the three and six months ended June 30, 2016, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

9.	Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2016				December 31, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$1	$—	$1	$—	$1	$—	$1
Other	—	3	—	3	—	4	—	4

Total available-for-sale investments	—	4	—	4	—	5	—	5
Derivative instruments:(1)
Interest rate swaps	—	1,070	28	1,098	—	709	17	726
Cross-currency interest rate swaps	—	—	10	10	—	—	2	2
Other	—	—	1	1	—	—	—	—

Total derivative assets(3)	—	1,070	39	1,109	—	709	19	728

Total	$—	$1,074	$39	$1,113	$—	$714	$19	$733

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(280)	$(65)	$(345)	$—	$(99)	$(61)	$(160)
Floor Income Contracts	—	(406)	—	(406)	—	(365)	—	(365)
Cross-currency interest rate swaps	—	(41)	(811)	(852)	—	(83)	(905)	(988)
Other	—	—	(8)	(8)	—	—	(2)	(2)

Total derivative liabilities(3)	—	(727)	(884)	(1,611)	—	(547)	(968)	(1,515)

Total	$—	$(727)	$(884)	$(1,611)	$—	$(547)	$(968)	$(1,515)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

9.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended June 30,
	2016				2015
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(32)	$(528)	$(4)	$(564)	$(88)	$(958)	$(13)	$(1,059)
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	(5)	(293)	(4)	(302)	5	306	(3)	308
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	20	1	21	1	(2)	1	—
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(37)	$(801)	$(7)	$(845)	$(82)	$(654)	$(15)	$(751)

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(4)	$(273)	$(4)	$(281)	$6	$304	$(2)	$308

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

9.	Fair Value Measurements (Continued)

	Six Months Ended June 30,
	2016				2015
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(44)	$(903)	$(2)	$(949)	$(88)	$(117)	$(11)	$(216)
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	6	65	(6)	65	6	(534)	(6)	(534)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	1	37	1	39	—	(3)	2	(1)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(37)	$(801)	$(7)	$(845)	$(82)	$(654)	$(15)	$(751)

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$8	$102	$(6)	$104	$6	$(534)	$(4)	$(532)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Gains (losses) on derivative and hedging activities, net	$(282)	$306	$102	$(537)
Interest expense	(20)	2	(37)	3

Total	$(302)	$308	$65	$(534)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at June 30, 2016	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/ LIBOR basis swaps	$10	Discounted cash flow	Bid/ask adjustment to discount rate	.02% — .05% (.05%)
Prime/LIBOR basis swaps	(47)	Discounted cash flow	Constant prepayment rate	4.9%
			Bid/ask adjustment to discount rate	.03% — .05% (.05%)
Cross-currency interest rate swaps	(801)	Discounted cash flow	Constant prepayment rate	2.8%
Other	(7)

Total	$(845)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2016			December 31, 2015
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$90,723	$92,618	$(1,895)	$94,377	$96,498	$(2,121)
Private Education Loans	24,126	24,741	(615)	25,772	26,394	(622)
Cash and investments(1)	5,535	5,535	—	5,833	5,833	—

Total earning assets	120,384	122,894	(2,510)	125,982	128,725	(2,743)

Interest-bearing liabilities
Short-term borrowings	2,376	2,370	(6)	2,569	2,570	1
Long-term borrowings	113,665	119,637	5,972	118,471	124,833	6,362

Total interest-bearing liabilities	116,041	122,007	5,966	121,040	127,403	6,363

Derivative financial instruments
Floor Income Contracts	(406)	(406)	—	(365)	(365)	—
Interest rate swaps	753	753	—	566	566	—
Cross-currency interest rate swaps	(842)	(842)	—	(986)	(986)	—
Other	(7)	(7)	—	(2)	(2)	—

Excess of net asset fair value over carrying value			$3,456			$3,620

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $4 million and $4 million at June 30, 2016 and December 31, 2015, respectively, versus a fair value of $4 million and $5 million at June 30, 2016 and December 31, 2015, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

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

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of June 30, 2016, substantially all of this amount had been paid or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until all of the work under the various consent orders has been completed and the consent orders are lifted.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

10.	Commitments and Contingencies (Continued)

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

Under the terms of the Separation Agreement, Navient has agreed to be responsible and indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, all liabilities arising out of the regulatory matters mentioned above, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient has no additional reserves related to indemnification matters with SLM BankCo as of June 30, 2016.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

10.	Commitments and Contingencies (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

11.	Segment Reporting (Continued)

The following table includes GAAP basis asset information for our FFELP Loans segment.

(Dollars in millions)	June 30, 2016	December 31, 2015
FFELP Loans, net	$92,618	$96,498
Cash and investments(1)	3,263	3,572
Other	1,983	2,015

Total assets	$97,864	$102,085

(1)	Includes restricted cash and investments.

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

The following table includes GAAP basis asset information for our Private Education Loans segment.

(Dollars in millions)	June 30, 2016	December 31, 2015
Private Education Loans, net	$24,741	$26,394
Cash and investments(1)	787	596
Other	2,140	1,988

Total assets	$27,668	$28,978

(1)	Includes restricted cash and investments.

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

At June 30, 2016 and December 31, 2015, the Business Services segment had total assets of $640 million and $657 million, respectively, on a GAAP basis.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

11.	Segment Reporting (Continued)

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

At June 30, 2016 and December 31, 2015, the Other segment had total assets of $2.2 billion and $2.4 billion, respectively, on a GAAP basis.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

11.	Segment Reporting (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

11.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended June 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$588	$402	$—	$—	$—	$990	$56	$(26)	$30	$1,020
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	5	—	—	1	—	6	—	—	—	6

Total interest income	593	402	—	3	—	998	56	(26)	30	1,028
Total interest expense	388	173	—	29	—	590	9	—	9	599

Net interest income (loss)	205	229	—	(26)	—	408	47	(26)	21	429
Less: provisions for loan losses	10	100	—	—	—	110	—	—	—	110

Net interest income (loss) after provisions for loan losses	195	129	—	(26)	—	298	47	(26)	21	319
Other income (loss):
Servicing revenue	14	3	153	—	(99)	71	—	—	—	71
Asset recovery and business processing revenue	—	—	101	—	—	101	—	—	—	101
Other income (loss)	—	—	—	4	—	4	(47)	(6)	(53)	(49)
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	14	3	254	4	(99)	176	(47)	(6)	(53)	123
Expenses:
Direct operating expenses	101	41	125	7	(99)	175	—	—	—	175
Overhead expenses	—	—	—	55	—	55	—	—	—	55

Operating expenses	101	41	125	62	(99)	230	—	—	—	230
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	6	6	6
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	—	—	—

Total expenses	101	41	125	62	(99)	230	—	6	6	236

Income (loss) from continuing operations, before income tax expense (benefit)	108	91	129	(84)	—	244	—	(38)	(38)	206
Income tax expense (benefit)(3)	40	34	48	(32)	—	90	—	(9)	(9)	81

Net income (loss) from continuing operations	68	57	81	(52)	—	154	—	(29)	(29)	125
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$68	$57	$81	$(52)	$—	$154	$—	$(29)	$(29)	$125

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2016
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$21	$—	$21
Total other income (loss)	—	(53)	—	(53)
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	6	6
Restructuring and other reorganization expenses	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$—	$(32)	$(6)	(38)

Income tax expense (benefit)				(9)

Net income (loss)				$(29)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

11.	Segment Reporting (Continued)

	Three Months Ended June 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$522	$434	$—	$—	$—	$956	$163	$(59)	$104	$1,060
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	1	—	—	1	—	2	—	—	—	2

Total interest income	523	434	—	3	—	960	163	(59)	104	1,064
Total interest expense	309	171	—	28	—	508	7	—	7	515

Net interest income (loss)	214	263	—	(25)	—	452	156	(59)	97	549
Less: provisions for loan losses	7	191	—	—	—	198	—	—	—	198

Net interest income (loss) after provisions for loan losses	207	72	—	(25)	—	254	156	(59)	97	351
Other income (loss):
Servicing revenue	45	6	163	—	(108)	106	—	—	—	106
Asset recovery and business processing revenue	—	—	99	—	—	99	—	—	—	99
Other income (loss)	—	—	—	3	—	3	(156)	142	(14)	(11)
Gains on sales of loans and investments	7	—	—	—	—	7	—	—	—	7
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	52	6	262	3	(108)	215	(156)	142	(14)	201
Expenses:
Direct operating expenses	112	43	117	6	(108)	170	—	—	—	170
Overhead expenses	—	—	—	55	—	55	—	—	—	55

Operating expenses	112	43	117	61	(108)	225	—	—	—	225
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	3	3	3
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	29	29	29

Total expenses	112	43	117	61	(108)	225	—	32	32	257

Income (loss) from continuing operations, before income tax expense (benefit)	147	35	145	(83)	—	244	—	51	51	295
Income tax expense (benefit)(3)	54	13	54	(31)	—	90	—	23	23	113

Net income (loss) from continuing operations	$93	$22	$91	$(52)	$—	$154	$—	$28	$28	$182
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$93	$22	$91	$(52)	$—	$154	$—	$28	$28	$182

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$97	$—	$97
Total other income (loss)	—	(14)	—	(14)
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	3	3
Restructuring and other reorganization expenses	29	—	—	29

Total “Core Earnings” adjustments to GAAP	$(29)	$83	$(3)	51

Income tax expense (benefit)				23

Net income (loss)				$28

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

11.	Segment Reporting (Continued)

	Six Months Ended June 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$1,143	$813	$—	$—	$—	$1,956	$195	$(86)	$109	$2,065
Other loans	—	—	—	3	—	3	—	—	—	3
Cash and investments	8	1	—	3	—	12	—	—	—	12

Total interest income	1,151	814	—	6	—	1,971	195	(86)	109	2,080
Total interest expense	746	345	—	56	—	1,147	18	—	18	1,165

Net interest income (loss)	405	469	—	(50)	—	824	177	(86)	91	915
Less: provisions for loan losses	17	204	—	—	—	221	—	—	—	221

Net interest income (loss) after provisions for loan losses	388	265	—	(50)	—	603	177	(86)	91	694
Other income (loss):
Servicing revenue	31	8	315	—	(200)	154	—	—	—	154
Asset recovery and business processing revenue	—	—	191	—	—	191	—	—	—	191
Other income (loss)	—	—	—	7	—	7	(177)	108	(69)	(62)
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	31	8	506	7	(200)	352	(177)	108	(69)	283
Expenses:
Direct operating expenses	206	84	258	14	(200)	362	—	—	—	362
Overhead expenses	—	—	—	116	—	116	—	—	—	116

Operating expenses	206	84	258	130	(200)	478	—	—	—	478
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	10	10	10
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	—	—	—

Total expenses	206	84	258	130	(200)	478	—	10	10	488

Income (loss) from continuing operations, before income tax expense (benefit)	213	189	248	(173)	—	477	—	12	12	489
Income tax expense (benefit)(3)	79	70	91	(64)	—	176	—	8	8	184

Net income (loss) from continuing operations	134	119	157	(109)	—	301	—	4	4	305
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$134	$119	$157	$(109)	$—	$301	$—	$4	$4	$305

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2016
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$91	$—	$91
Total other income (loss)	—	(69)	—	(69)
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	10	10
Restructuring and other reorganization expenses	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$—	$22	$(10)	12

Income tax expense (benefit)				8

Net income (loss)				$4

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

11.	Segment Reporting (Continued)

	Six Months Ended June 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$1,055	$891	$—	$—	$—	$1,946	$325	$(118)	$207	$2,153
Other loans	—	—	—	4	—	4	—	—	—	4
Cash and investments	3	—	—	1	—	4	—	—	—	4

Total interest income	1,058	891	—	5	—	1,954	325	(118)	207	2,161
Total interest expense	611	345	—	57	—	1,013	16	—	16	1,029

Net interest income (loss)	447	546	—	(52)	—	941	309	(118)	191	1,132
Less: provisions for loan losses	12	311	—	—	—	323	—	—	—	323

Net interest income (loss) after provisions for loan losses	435	235	—	(52)	—	618	309	(118)	191	809
Other income (loss):
Servicing revenue	63	12	326	—	(219)	182	—	—	—	182
Asset recovery and business processing revenue	—	—	188	—	—	188	—	—	—	188
Other income (loss)	—	—	2	8	—	10	(309)	367	58	68
Gains on sales of loans and investments	12	—	—	—	—	12	—	—	—	12
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	75	12	516	8	(219)	392	(309)	367	58	450
Expenses:
Direct operating expenses	227	89	233	8	(219)	338	—	—	—	338
Overhead expenses	—	—	—	118	—	118	—	—	—	118

Operating expenses	227	89	233	126	(219)	456	—	—	—	456
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	32	32	32

Total expenses	227	89	233	126	(219)	456	—	36	36	492

Income (loss) from continuing operations, before income tax expense (benefit)	283	158	283	(170)	—	554	—	213	213	767
Income tax expense (benefit)(3)	106	58	106	(64)	—	206	—	87	87	293

Net income (loss) from continuing operations	$177	$100	$177	$(106)	$—	$348	$—	$126	$126	$474
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$177	$100	$177	$(106)	$—	$348	$—	$126	$126	$474

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$191	$—	$191
Total other income (loss)	—	58	—	58
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	4	4
Restructuring and other reorganization expenses	32	—	—	32

Total “Core Earnings” adjustments to GAAP	$(32)	$249	$(4)	213

Income tax expense (benefit)				87

Net income (loss)				$126

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2016 and for the three and six months ended

June 30, 2016 and 2015 is unaudited) (Continued)

11.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off(1)	$—	$(29)	$—	$(32)
Net impact of derivative accounting(2)	(32)	83	22	249
Net impact of goodwill and acquired intangibles assets(3)	(6)	(3)	(10)	(4)
Net tax effect(4)	9	(23)	(8)	(87)

Total “Core Earnings” adjustments to GAAP	$(29)	$28	$4	$126

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

As of June 30, 2016, Navient’s principal assets consisted of:

•	$92.6 billion in FFELP Loans, with a net interest margin of 0.85 percent for the quarter ended June 30, 2016 on a “Core Earnings” basis and a weighted average life of 7.2 years;

•	$24.7 billion in Private Education Loans, with a net interest margin of 3.50 percent for the quarter ended June 30, 2016 on a “Core Earnings” basis and a weighted average life of 6.9 years;

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

Strengths and Opportunities

Navient possesses a number of competitive advantages that distinguish it from its competitors, including:

Large, high quality asset base generating significant and predictable cash flows. At June 30, 2016, Navient’s $117.4 billion education loan portfolio is 76 percent funded to term and is expected to produce consistent and predictable cash flows over the remaining life of the portfolio. Navient’s $92.6 billion portfolio of FFELP Loans bears a maximum 3 percent loss exposure due to the federal guaranty. Navient’s $24.7 billion portfolio of Private Education Loans bears the full credit risk of the borrower and any cosigner. Navient expects that cash flows from its FFELP Loan and Private Education Loan portfolios will significantly exceed future debt service obligations.

Efficient and large scale operating platforms. Navient is the largest servicer of education loans, servicing over $300 billion in education loans for more than 12 million customers. Navient’s inventory of contingent asset recovery receivables is $19.2 billion as of June 30, 2016 and provides services to over 1,000 public and private sector clients. Navient has demonstrated scalable infrastructure with capacity to add volume at a low cost. Navient’s premier market share and tested infrastructure make it well-positioned to expand its businesses to additional clients and asset types.

Superior performance. Navient has demonstrated superior default prevention performance and industry-leading asset recovery services. The combined portfolio of federal loans serviced by Navient experienced a Cohort Default Rate (“CDR”) of 8 percent, which is 38 percent lower than their peers, as calculated from the most recent CDR released by ED in September 2015. We are consistently a top performer in our asset recovery business and deliver superior service to our public and private sector clients.

Commitment to compliance and customer centricity. Navient fosters a robust compliance culture driven by a “customer first” approach. We invest in rigorous training programs, internal and external auditing, escalated service tracking and analysis, and customer research to enhance our compliance and customer service.

Strong capital return. As a result of our significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases. In December 2014, Navient’s board of directors authorized $1 billion to be utilized in a new common share repurchase program effective January 1, 2015, and in December 2015, our board authorized an additional $700 million for common share repurchases. Navient increased its quarterly dividend amount from $0.15 per share to $0.16 per share effective for its first-quarter 2015 dividends. For the six months ended June 30, 2016, we paid $105 million in dividends on shares of our common stock and repurchased 32.8 million shares of our common stock for $375 million. As of June 30, 2016, the remaining common share repurchase authority was $380 million.

Meaningful growth opportunities. Navient will pursue opportunistic acquisitions of FFELP and Private Education Loan portfolios. During the six months ended June 30, 2016, Navient acquired $2.2 billion of education loans. Navient will also pursue additional third-party servicing, asset recovery and business processing contracts. In February 2015, Navient completed the acquisition of Gila LLC (commonly known as Municipal Services Bureau, or MSB), an asset recovery and business processing firm. The firm provides receivables management services and account processing solutions for state governments, agencies, court systems and municipalities. In October 2015, Navient completed the acquisition of Xtend Healthcare, a health care revenue cycle management company. The firm provides health insurance claims billing and account resolution, as well as patient billing and customer service. The acquisition leverages Navient’s asset recovery and business processing capabilities into the health care payments sector. Navient intends to leverage its large-scale operating platforms, superior default prevention and asset recovery performance, operating efficiency and regulatory compliance and risk management infrastructure in growing these businesses and in pursuing other growth opportunities.

Navient’s Approach to Helping Education Loan Borrowers Achieve Success

Navient services loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers, including 6.2 million customers whose accounts are serviced under Navient’s contract with ED. We help our customers navigate the path to financial success through proactive outreach and emphasis on identifying the payment plan that best fits their individual budgets and financial goals.

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

We have been a partner in ED’s campaign to inform federal education loan customers about various income-driven repayment (“IDR”) plans, and have played a leadership role in helping customers understand their options so they can make an informed choice. We promote awareness of federal repayment plan options through more than 170 million communications annually, including mail, email, phone calls, videos, and text messages. As of June 30, 2016, more than one in five federal borrowers and more than 40 percent of dollar volume serviced by Navient (excluding Parent PLUS loans that are not eligible for IDR) were enrolled in an IDR plan.

We also find that customers who have fallen behind benefit from our outreach and assistance. In fact, nine times out of ten when we can reach federal loan customers who have missed payments, we can identify a solution to help them avoid default.

For those who need it, Navient launched its highly successful private loan modification program in 2009. As of June 30, 2016, $2.8 billion of our Private Education Loans were enrolled in the interest rate reduction component of our modification program, helping customers have a more affordable monthly payment while making progress in repaying the principal loan balance.

As of June 30, 2016, Navient’s total delinquency rates for both FFELP and Private Education Loans and charge-off rates for Private Education Loans were at their lowest levels since 2006.

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

Selected Historical Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
GAAP Basis
Net income attributable to Navient Corporation	$125	$182	$305	$474
Diluted earnings per common share attributable to Navient Corporation	$.38	$.47	$.91	$1.20
Weighted average shares used to compute diluted earnings per common share	328	387	335	396
Net interest margin, FFELP Loans	.95%	1.19%	1.04%	1.22%
Net interest margin, Private Education Loans	3.44%	3.52%	3.46%	3.62%
Return on assets	.40%	.53%	.49%	.69%
Ending FFELP Loans, net	$92,618	$100,264	$92,618	$100,264
Ending Private Education Loans, net	24,741	28,107	24,741	28,107

Ending total education loans, net	$117,359	$128,371	$117,359	$128,371

Average FFELP Loans	$93,900	$101,305	$94,811	$102,455
Average Private Education Loans	25,700	29,207	26,138	29,653

Average total education loans	$119,600	$130,512	$120,949	$132,108

“Core Earnings” Basis(1)
Net income attributable to Navient Corporation	$154	$154	$301	$348
Diluted earnings per common share attributable to Navient Corporation	$.47	$.40	$.90	$.88
Weighted average shares used to compute diluted earnings per common share	328	387	335	396
Net interest margin, FFELP Loans	.85%	.81%	.83%	.85%
Net interest margin, Private Education Loans	3.50%	3.55%	3.53%	3.64%
Return on assets	.49%	.45%	.48%	.51%
Ending FFELP Loans, net	$92,618	$100,264	$92,618	$100,264
Ending Private Education Loans, net	24,741	28,107	24,741	28,107

Ending total education loans, net	$117,359	$128,371	$117,359	$128,371

Average FFELP Loans	$93,900	$101,305	$94,811	$102,455
Average Private Education Loans	25,700	29,207	26,138	29,653

Average total education loans	$119,600	$130,512	$120,949	$132,108

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the three and six months ended June 30, 2016.

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

Key Financial Measures

Our operating results are primarily driven by net interest income, provisions for loan losses and expenses incurred in our education loan portfolios; the revenues and expenses generated by our servicing, asset recovery and business processing businesses; and gains and losses on loan sales and debt repurchases. We manage and assess the performance of each business segment separately as each is focused on different customers and each derives its revenue from different activities and services. A brief summary of our key financial measures (net interest income; provisions for loan losses; charge-offs and delinquencies; servicing, asset recovery and business processing revenues; other income (loss); and operating expenses) can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

Second-Quarter 2016 Summary of Results

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

Second-quarter 2016 GAAP net income was $125 million ($0.38 diluted earnings per share), versus net income of $182 million ($0.47 diluted earnings per share) in the second-quarter 2015. The changes in GAAP net income are impacted by the same “Core Earnings” items discussed below, as well as changes in net income attributable to (1) restructuring and reorganization expense incurred in connection with the Spin-Off of Navient from SLM Corporation on April 30, 2014, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off, (2) unrealized, mark-to-market gains/losses on derivatives and (3) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP but have not been included in “Core Earnings” results. Second-quarter 2016 GAAP results included losses of $32 million from derivative accounting treatment that are excluded from “Core Earnings” results, compared with gains of $83 million in the year-ago period. See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” for a complete reconciliation between GAAP net income and “Core Earnings.”

“Core Earnings” for the quarter were $154 million ($0.47 diluted earnings per share), compared with $154 million ($0.40 diluted earnings per share) for the year-ago quarter. The increase in diluted “Core Earnings” per share was primarily the result of an $88 million reduction in the provision for loan losses and common share repurchases, partially offset by a $44 million reduction in net interest income and a $35 million decrease in servicing revenue. Second-quarter 2016 and 2015 diluted “Core Earnings” per share were $0.48 and $0.40, respectively, excluding regulatory-related costs of $4 million recognized in each period.

During the first six months of 2016, we:

•	acquired $2.2 billion of education loans;

•	issued $2.9 billion of FFELP asset-backed securities (“ABS”) and $488 million of Private Education Loan ABS;

•	closed on a $478 million Private Education Loan ABS Repurchase Facility;

•	increased our FFELP asset-backed commercial paper (“ABCP”) facility from $7.0 billion to $7.5 billion and extended its maturity date from March 2017 to March 2018;

•	extended our Private Education Loan ABCP facility from June 2016 to June 2017; the maximum financing amount decreased to $750 million from $1 billion;

•	retired or repurchased $1.2 billion of our senior unsecured debt;

•	repurchased 32.8 million common shares for $375 million on the open market; and

•	paid $105 million in common dividends.

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

GAAP Statements of Income (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2016	2015	$	%	2016	2015	$	%
Interest income:
FFELP Loans	$618	$626	$(8)	(1)%	$1,252	$1,262	$(10)	(1)%
Private Education Loans	402	434	(32)	(7)	813	891	(78)	(9)
Other loans	2	2	—	—	3	4	(1)	(25)
Cash and investments	6	2	4	200	12	4	8	200

Total interest income	1,028	1,064	(36)	(3)	2,080	2,161	(81)	(4)
Total interest expense	599	515	84	16	1,165	1,029	136	13

Net interest income	429	549	(120)	(22)	915	1,132	(217)	(19)
Less: provisions for loan losses	110	198	(88)	(44)	221	323	(102)	(32)

Net interest income after provisions for loan losses	319	351	(32)	(9)	694	809	(115)	(14)
Other income (loss):
Servicing revenue	71	106	(35)	(33)	154	182	(28)	(15)
Asset recovery and business processing revenue	101	99	2	2	191	188	3	2
Other income (loss)	(21)	7	(28)	(400)	(35)	15	(50)	(333)
Gains on sales of loans and investments	—	7	(7)	(100)	—	12	(12)	(100)
Gains on debt repurchases	—	—	—	—	—	—	—	—
Gains (losses) on derivative and hedging activities, net	(28)	(18)	(10)	56	(27)	53	(80)	(151)

Total other income	123	201	(78)	(39)	283	450	(167)	(37)
Expenses:
Operating expenses	230	225	5	2	478	456	22	5
Goodwill and acquired intangible asset impairment and amortization expense	6	3	3	100	10	4	6	150
Restructuring and other reorganization expenses	—	29	(29)	(100)	—	32	(32)	(100)

Total expenses	236	257	(21)	(8)	488	492	(4)	(1)

Income from continuing operations, before income tax expense	206	295	(89)	(30)	489	767	(278)	(36)
Income tax expense	81	113	(32)	(28)	184	293	(109)	(37)

Net income from continuing operations	125	182	(57)	(31)	305	474	(169)	(36)
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—

Net income	125	182	(57)	(31)	305	474	(169)	(36)
Less: net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—	—

Net income attributable to Navient Corporation	$125	$182	$(57)	(31)%	$305	$474	$(169)	(36)%

Basic earnings per common share attributable to Navient Corporation	$.39	$.48	$(.09)	(19)%	$.92	$1.22	$(.30)	(25)%

Diluted earnings per common share attributable to Navient Corporation	$.38	$.47	$(.09)	(19)%	$.91	$1.20	$(.29)	(24)%

Dividends per common share attributable to Navient Corporation	$.16	$.16	$—	—%	$.32	$.32	$—	—%

Consolidated Earnings Summary — GAAP-basis

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

For the three months ended June 30, 2016, net income was $125 million, or $0.38 diluted earnings per common share, compared with net income of $182 million, or $0.47 diluted earnings per common share, for the three months ended June 30, 2015. The decrease in net income was primarily due to a $120 million decrease in net interest income, a $35 million decrease in servicing revenue, a $28 million decrease in other income, a $10 million decrease in net gains (losses) on derivative and hedging activities and a $7 million decrease in gains on sales of loans. This was partially offset by an $88 million decrease in the provision for loan losses and a $29 million decrease in restructuring and other reorganization expenses.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•	Net interest income decreased by $120 million, as a result of a decline in the loan balance and net interest margin.

•

Provisions for loan losses decreased $88 million from the year-ago quarter as a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends, all of which led to decreases in expected future charge-offs. The provision for loan losses was elevated in the year-ago quarter due to an increase in the amount of loans exiting deferment status in 2014 over prior years and those loans experiencing unfavorable credit trends compared to loans that exited deferment in prior years.

•	Servicing revenue decreased by $35 million primarily due to a benefit recorded in the year-ago quarter as a result of increasing our recovery expectation on previously assessed servicing fees.

•

Asset recovery and business processing revenue increased $2 million. This increase was primarily due to additional revenue from Gila LLC (acquired in February 2015) and from Xtend Healthcare (acquired in October 2015), which was offset by a reduction in revenue related to a legislative reduction in certain education loan-related fees earned as well as a decrease in education loan-related asset recovery volume.

•

Other income decreased $28 million primarily due to a reduction in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•

Gains on sales of loans and investments decreased $7 million as a result of $7 million in gains on the sale of $192 million of FFELP Loans in the year-ago quarter. There were no sales in the current quarter.

•

Net gains (losses) on derivative and hedging activities decreased $10 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•

Second-quarter 2016 and 2015 expenses included regulatory-related costs of $4 million and $4 million, respectively. Excluding these regulatory-related costs, second-quarter 2016 operating expenses were $226 million, a $5 million increase from the year-ago quarter. This increase was due to an increase in operating costs related to Gila LLC (acquired in February 2015) and to Xtend Healthcare (acquired in October 2015). Excluding these acquisitions, operating expenses decreased 8 percent primarily as a result of a general reduction in costs related to the implementation of various efficiency initiatives, including the successful conversion of loans to our servicing system completed in the third quarter of 2015 related to $8.5 billion of FFELP loans acquired in the fourth quarter of 2014.

•

Restructuring and other reorganization expenses decreased from $29 million in the year-ago quarter to $0 million. During the year-ago quarter, the Company launched a restructuring initiative to simplify and streamline its management structure post-Spin-Off to improve the operating efficiency and effectiveness of the organization, and as a result recorded $29 million of restructuring expense primarily related to expected severance and other related costs.

We repurchased 13.6 million shares and 15.2 million shares of our common stock during the three months ended June 30, 2016 and 2015, respectively, as part of our common share repurchase program. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 59 million common shares from the year-ago quarter.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

For the six months ended June 30, 2016, net income was $305 million, or $0.91 diluted earnings per common share, compared with net income of $474 million, or $1.20 diluted earnings per common share, for the six months ended June 30, 2015. The decrease in net income was primarily due to a $217 million decrease in net interest income, an $80 million decrease in net gains (losses) on derivative and hedging activities, a $50 million decrease in other income, a $28 million decrease in servicing revenue, a $22 million increase in operating expenses and a $12 million decrease in gains on sales of loans. This was partially offset by a $102 million decrease in the provision for loan losses and a $32 million decrease in restructuring and other reorganization expenses.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•	Net interest income decreased by $217 million, as a result of a decline in the loan balance and net interest margin.

•

Provisions for loan losses decreased $102 million from the year-ago period as a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends, all of which led to decreases in expected future charge-offs. The provision for loan losses was elevated in the year-ago period due to an increase in the amount of loans exiting deferment status in 2014 over prior years and those loans experiencing unfavorable credit trends compared to loans that exited deferment in prior years.

•	Servicing revenue decreased by $28 million primarily due to a benefit recorded in the year-ago quarter as a result of increasing our recovery expectation on previously assessed servicing fees.

•

Asset recovery and business processing revenue increased $3 million. This increase was primarily due to additional revenue from Gila LLC (acquired in February 2015) and from Xtend Healthcare (acquired in October 2015), which was offset by a reduction in revenue related to a legislative reduction in certain education loan-related fees earned as well as a decrease in education loan-related asset recovery volume.

•

Other income decreased $50 million primarily due to a reduction in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•

Gains on sales of loans and investments decreased $12 million as a result of $12 million in gains on the sale of $383 million of FFELP Loans in the year-ago period. There were no sales in the current period.

•

Net gains (losses) on derivative and hedging activities decreased $80 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•

In the first six months of 2016 and 2015, we recorded regulatory-related costs of $8 million and $4 million, respectively. Excluding these regulatory-related costs, operating expenses were $470 million, an $18 million increase from the year-ago period. This increase was due to an increase in operating costs related to Gila LLC (acquired in February 2015) and to Xtend Healthcare (acquired in October 2015). Excluding these acquisitions, operating expenses decreased 7 percent primarily as a result of a general reduction in costs related to the implementation of various efficiency initiatives, including the successful conversion of loans to our servicing system completed in the third quarter of 2015 related to $8.5 billion of FFELP loans acquired in the fourth quarter of 2014.

•

Restructuring and other reorganization expenses decreased $32 million, from $32 million to $0 million. During the year-ago quarter, the Company launched a restructuring initiative to simplify and streamline its management structure post-Spin-Off to improve the operating efficiency and effectiveness of the organization, and as a result recorded $29 million of restructuring expense primarily related to expected severance and other related costs.

We repurchased 32.8 million shares and 29.8 million shares of our common stock during the six months ended June 30, 2016 and 2015, respectively, as part of our common share repurchase program. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 61 million common shares from the year-ago period.

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

	Three Months Ended June 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$588	$402	$—	$—	$—	$990	$56	$(26)	$30	$1,020
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	5	—	—	1	—	6	—	—	—	6

Total interest income	593	402	—	3	—	998	56	(26)	30	1,028
Total interest expense	388	173	—	29	—	590	9	—	9	599

Net interest income (loss)	205	229	—	(26)	—	408	47	(26)	21	429
Less: provisions for loan losses	10	100	—	—	—	110	—	—	—	110

Net interest income (loss) after provisions for loan losses	195	129	—	(26)	—	298	47	(26)	21	319
Other income (loss):
Servicing revenue	14	3	153	—	(99)	71	—	—	—	71
Asset recovery and business processing revenue	—	—	101	—	—	101	—	—	—	101
Other income (loss)	—	—	—	4	—	4	(47)	(6)	(53)	(49)
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	14	3	254	4	(99)	176	(47)	(6)	(53)	123
Expenses:
Direct operating expenses	101	41	125	7	(99)	175	—	—	—	175
Overhead expenses	—	—	—	55	—	55	—	—	—	55

Operating expenses	101	41	125	62	(99)	230	—	—	—	230
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—		—	—	6	6	6
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	—	—	—

Total expenses	101	41	125	62	(99)	230	—	6	6	236

Income (loss) from continuing operations, before income tax expense (benefit)	108	91	129	(84)	—	244	—	(38)	(38)	206
Income tax expense (benefit)(3)	40	34	48	(32)	—	90	—	(9)	(9)	81

Net income (loss) from continuing operations	68	57	81	(52)	—	154	—	(29)	(29)	125
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$68	$57	$81	$(52)	$—	$154	$—	$(29)	$(29)	$125

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2016
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$21	$—	$21
Total other income (loss)	—	(53)	—	(53)
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	6	6
Restructuring and other reorganization expenses	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$—	$(32)	$(6)	(38)

Income tax expense (benefit)				(9)

Net income (loss)				$(29)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended June 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$522	$434	$—	$—	$—	$956	$163	$(59)	$104	$1,060
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	1	—	—	1	—	2	—	—	—	2

Total interest income	523	434	—	3	—	960	163	(59)	104	1,064
Total interest expense	309	171	—	28	—	508	7	—	7	515

Net interest income (loss)	214	263	—	(25)	—	452	156	(59)	97	549
Less: provisions for loan losses	7	191	—	—	—	198	—	—	—	198

Net interest income (loss) after provisions for loan losses	207	72	—	(25)	—	254	156	(59)	97	351
Other income (loss):
Servicing revenue	45	6	163	—	(108)	106	—	—	—	106
Asset recovery and business processing revenue	—	—	99	—	—	99	—	—	—	99
Other income (loss)	—	—	—	3	—	3	(156)	142	(14)	(11)
Gains on sales of loans and investments	7	—	—	—	—	7	—	—	—	7
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	52	6	262	3	(108)	215	(156)	142	(14)	201
Expenses:
Direct operating expenses	112	43	117	6	(108)	170	—	—	—	170
Overhead expenses	—	—	—	55	—	55	—	—	—	55

Operating expenses	112	43	117	61	(108)	225	—	—	—	225
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	3	3	3
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	29	29	29

Total expenses	112	43	117	61	(108)	225	—	32	32	257

Income (loss) from continuing operations, before income tax expense (benefit)	147	35	145	(83)	—	244	—	51	51	295
Income tax expense (benefit)(3)	54	13	54	(31)	—	90	—	23	23	113

Net income (loss) from continuing operations	$93	$22	$91	$(52)	$—	$154	$—	$28	$28	$182
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$93	$22	$91	$(52)	$—	$154	$—	$28	$28	$182

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$97	$—	$97
Total other income (loss)	—	(14)	—	(14)
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	3	3
Restructuring and other reorganization expenses	29	—	—	29

Total “Core Earnings” adjustments to GAAP	$(29)	$83	$(3)	51

Income tax expense (benefit)				23

Net income (loss)				$28

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$1,143	$813	$—	$—	$—	$1,956	$195	$(86)	$109	$2,065
Other loans	—	—	—	3	—	3	—	—	—	3
Cash and investments	8	1	—	3	—	12	—	—	—	12

Total interest income	1,151	814	—	6	—	1,971	195	(86)	109	2,080
Total interest expense	746	345	—	56	—	1,147	18	—	18	1,165

Net interest income (loss)	405	469	—	(50)	—	824	177	(86)	91	915
Less: provisions for loan losses	17	204	—	—	—	221	—	—	—	221

Net interest income (loss) after provisions for loan losses	388	265	—	(50)	—	603	177	(86)	91	694
Other income (loss):
Servicing revenue	31	8	315	—	(200)	154	—	—	—	154
Asset recovery and business processing revenue	—	—	191	—	—	191	—	—	—	191
Other income (loss)	—	—	—	7	—	7	(177)	108	(69)	(62)
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	31	8	506	7	(200)	352	(177)	108	(69)	283
Expenses:
Direct operating expenses	206	84	258	14	(200)	362	—	—	—	362
Overhead expenses	—	—	—	116	—	116	—	—	—	116

Operating expenses	206	84	258	130	(200)	478	—	—	—	478
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	10	10	10
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	—	—	—

Total expenses	206	84	258	130	(200)	478	—	10	10	488

Income (loss) from continuing operations, before income tax expense (benefit)	213	189	248	(173)	—	477	—	12	12	489
Income tax expense (benefit)(3)	79	70	91	(64)	—	176	—	8	8	184

Net income (loss) from continuing operations	134	119	157	(109)	—	301	—	4	4	305
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$134	$119	$157	$(109)	$—	$301	$—	$4	$4	$305

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2016
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$91	$—	$91
Total other income (loss)	—	(69)	—	(69)
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	10	10
Restructuring and other reorganization expenses	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$—	$22	$(10)	12

Income tax expense (benefit)				8

Net income (loss)				$4

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$1,055	$891	$—	$—	$—	$1,946	$325	$(118)	$207	$2,153
Other loans	—	—	—	4	—	4	—	—	—	4
Cash and investments	3	—	—	1	—	4	—	—	—	4

Total interest income	1,058	891	—	5	—	1,954	325	(118)	207	2,161
Total interest expense	611	345	—	57	—	1,013	16	—	16	1,029

Net interest income (loss)	447	546	—	(52)	—	941	309	(118)	191	1,132
Less: provisions for loan losses	12	311	—	—	—	323	—	—	—	323

Net interest income (loss) after provisions for loan losses	435	235	—	(52)	—	618	309	(118)	191	809
Other income (loss):
Servicing revenue	63	12	326	—	(219)	182	—	—	—	182
Asset recovery and business processing revenue	—	—	188	—	—	188	—	—	—	188
Other income (loss)	—	—	2	8	—	10	(309)	367	58	68
Gains on sales of loans and investments	12	—	—	—	—	12	—	—	—	12
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	75	12	516	8	(219)	392	(309)	367	58	450
Expenses:
Direct operating expenses	227	89	233	8	(219)	338	—	—	—	338
Overhead expenses	—	—	—	118	—	118	—	—	—	118

Operating expenses	227	89	233	126	(219)	456	—	—	—	456
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	32	32	32

Total expenses	227	89	233	126	(219)	456	—	36	36	492

Income (loss) from continuing operations, before income tax expense (benefit)	283	158	283	(170)	—	554	—	213	213	767
Income tax expense (benefit)(3)	106	58	106	(64)	—	206	—	87	87	293

Net income (loss) from continuing operations	$177	$100	$177	$(106)	$—	$348	$—	$126	$126	$474
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$177	$100	$177	$(106)	$—	$348	$—	$126	$126	$474

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$191	$—	$191
Total other income (loss)	—	58	—	58
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	4	4
Restructuring and other reorganization expenses	32	—	—	32

Total “Core Earnings” adjustments to GAAP	$(32)	$249	$(4)	213

Income tax expense (benefit)				87

Net income (loss)				$126

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Differences between “Core Earnings” and GAAP

The following discussion summarizes the differences between “Core Earnings” and GAAP net income and details each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
“Core Earnings” net income attributable to Navient Corporation	$154	$154	$301	$348
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off	—	(29)	—	(32)
Net impact of derivative accounting	(32)	83	22	249
Net impact of goodwill and acquired intangible assets	(6)	(3)	(10)	(4)
Net tax effect	9	(23)	(8)	(87)

Total “Core Earnings” adjustments to GAAP	(29)	28	4	126

GAAP net income attributable to Navient Corporation	$125	$182	$305	$474

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
SLM BankCo net income, before income tax expense	$—	$—	$—	$—
Restructuring and other reorganization expense in connection with the Spin-Off	—	(29)	—	(32)

Total net impact of SLM BankCo, before income tax expense	$—	$(29)	$—	$(32)

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

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$(28)	$(18)	$(27)	$53
Plus: Realized losses on derivative and hedging activities, net(1)	47	156	177	309

Unrealized gains on derivative and hedging activities, net(2)	19	138	150	362
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(26)	(59)	(86)	(118)
Other derivative accounting adjustments(3)	(25)	4	(42)	5

Total net impact of derivative accounting(4)	$(32)	$83	$22	$249

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Floor Income Contracts	$7	$171	$34	$243
Basis swaps	(6)	6	7	6
Foreign currency hedges	2	(43)	90	102
Other	16	4	19	11

Total unrealized gains on derivative and hedging activities, net	$19	$138	$150	$362

(3)

Other derivative accounting adjustments consist of adjustments related to: (1) foreign currency denominated debt that is adjusted to spot foreign exchange rates for GAAP where such adjustments are reversed for “Core Earnings” and (2) certain terminated derivatives that did not receive hedge accounting treatment under GAAP but were economic hedges under “Core Earnings” and, as a result, such gains or losses are amortized into “Core Earnings” over the life of the hedged item.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(56)	$(163)	$(195)	$(325)
Net settlement income on interest rate swaps reclassified to net interest income	9	7	18	16
Net realized gains on terminated derivative contracts reclassified to other income	—	—	—	—

Total reclassifications of realized losses on derivative and hedging activities	$(47)	$(156)	$(177)	$(309)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of June 30, 2016, derivative accounting has reduced GAAP equity by approximately $388 million as a result of cumulative net unrealized losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Beginning impact of derivative accounting on GAAP equity	$(329)	$(505)	$(281)	$(553)
Net impact of net unrealized gains (losses) under derivative accounting(1)	(59)	62	(107)	110

Ending impact of derivative accounting on GAAP equity	$(388)	$(443)	$(388)	$(443)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2015	2015
Total pre-tax net impact of derivative accounting recognized in net income(a)	$(32)	$83	$22	$249
Tax impact of derivative accounting adjustments recognized in net income	12	(31)	(8)	(104)
Change in unrealized gain (losses) on derivatives, net of tax recognized in other comprehensive income	(39)	10	(121)	(35)

Net impact of net unrealized gains (losses) under derivative accounting	$(59)	$62	$(107)	$110

(a)	See “‘Core Earnings’ derivative adjustments” table above.

Hedging FFELP Loan Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods. As of June 30, 2016, the remaining amortization term of the net floor premiums was approximately 5.5 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on the effective portion of these hedges are recorded in accumulated other comprehensive income and gains and losses on the ineffective portion are recorded immediately to earnings. Hedged Floor Income from these cash flow hedges that has not been recognized into “Core Earnings” and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in “Core Earnings” and GAAP in future periods and is presented net of tax. As of June 30, 2016, the remaining hedged period is approximately 5.5 years. Historically, we have used pay fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

(Dollars in millions)	June 30, 2016	June 30, 2015
Unamortized net Floor premiums (net of tax)	$(138)	$(220)
Unrecognized hedged Floor Income related to pay fixed interest rate swaps (net of tax)	(577)	(342)

Total(1)	$(715)	$(562)

(1)	$(1.1) billion and $(892) million on a pre-tax basis as of June 30, 2016 and 2015, respectively.

3) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
“Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(6)	$(3)	$(10)	$(4)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
“Core Earnings” interest income:
FFELP Loans	$588	$522	13%	$1,143	$1,055	8%
Cash and investments	5	1	400	8	3	167

Total “Core Earnings” interest income	593	523	13	1,151	1,058	9
Total “Core Earnings” interest expense	388	309	26	746	611	22

Net “Core Earnings” interest income	205	214	(4)	405	447	(9)
Less: provision for loan losses	10	7	43	17	12	42

Net “Core Earnings” interest income after provision for loan losses	195	207	(6)	388	435	(11)
Servicing revenue	14	45	(69)	31	63	(51)
Gains on sales of loans and investments	—	7	(100)	—	12	(100)

Total other income	14	52	(73)	31	75	(59)
Direct operating expenses	101	112	(10)	206	227	(9)

Income before income tax expense	108	147	(27)	213	283	(25)
Income tax expense	40	54	(26)	79	106	(25)

“Core Earnings”	$68	$93	(27)%	$134	$177	(24)%

“Core Earnings” for the segment were $68 million in second-quarter 2016, compared with the year-ago quarter’s $93 million. This decrease was primarily the result of a $31 million decrease in servicing revenue related to a benefit recorded in the year-ago quarter as a result of increasing our recovery expectation on previously assessed servicing fees.

“Core Earnings” key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
FFELP Loan spread	.93%	.91%	.91%	.93%
Net interest margin	.85%	.81%	.83%	.85%
Provision for loan losses	$10	$7	$17	$12
Charge-offs	$18	$9	$33	$16
Charge-off rate	.10%	.05%	.09%	.04%
Total delinquency rate	13.2%	15.8%	13.2%	15.8%
Greater than 90-day delinquency rate	7.2%	8.4%	7.2%	8.4%
Forbearance rate	14.8%	15.9%	14.8%	15.9%

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP basis FFELP Loan net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
“Core Earnings” basis FFELP Loan yield	2.92%	2.61%	2.89%	2.59%
Hedged Floor Income	.36	.23	.30	.23
Unhedged Floor Income	.17	.16	.15	.15
Consolidation Loan Rebate Fees	(.66)	(.64)	(.65)	(.64)
Repayment Borrower Benefits	(.11)	(.12)	(.11)	(.11)
Premium amortization	(.16)	(.17)	(.16)	(.14)

“Core Earnings” basis FFELP Loan net yield	2.52	2.07	2.42	2.08
“Core Earnings” basis FFELP Loan cost of funds	(1.59)	(1.16)	(1.51)	(1.15)

“Core Earnings” basis FFELP Loan spread	.93	.91	.91	.93
“Core Earnings” basis other interest-earning asset spread impact	(.08)	(.10)	(.08)	(.08)

“Core Earnings” basis FFELP Loan net interest margin(1)	.85%	.81%	.83%	.85%

“Core Earnings” basis FFELP Loan net interest margin(1)	.85%	.81%	.83%	.85%
Adjustment for GAAP accounting treatment(2)	.10	.38	.21	.37

GAAP basis FFELP Loan net interest margin(1)	.95%	1.19%	1.04%	1.22%

(1)	The average balances of our FFELP Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
FFELP Loans	$93,900	$101,305	$94,811	$102,455
Other interest-earning assets	3,594	4,186	3,598	4,040

Total FFELP Loan “Core Earnings” basis interest-earning assets	$97,494	$105,491	$98,409	$106,495

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

The Company acquired $623 million of FFELP Loans in second-quarter 2016. As of June 30, 2016, our FFELP Loan portfolio totaled $92.6 billion, comprised of $34.6 billion of FFELP Stafford and Other Education Loans and $58.0 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of June 30, 2016 was 4.8 years and 8.6 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 3 percent for each portfolio.

Floor Income

The following table analyzes on a “Core Earnings” basis the ability of the FFELP Loans in our portfolio to earn Floor Income after June 30, 2016 and 2015, based on interest rates as of those dates.

	June 30, 2016			June 30, 2015
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Education loans eligible to earn Floor Income	$80.4	$11.0	$91.4	$86.0	$12.8	$98.8
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(41.6)	(.8)	(42.4)	(44.4)	(1.3)	(45.7)
Less: economically hedged Floor Income	(17.6)	—	(17.6)	(27.2)	—	(27.2)

Education loans eligible to earn Floor Income	$21.2	$10.2	$31.4	$14.4	$11.5	$25.9

Education loans earning Floor Income	$14.4	$1.3	$15.7	$14.4	$1.4	$15.8

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period July 1, 2016 to December 31, 2021.

(Dollars in billions)	July 1, 2016 to December 31, 2016	2017	2018	2019	2020	2021
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$17.3	$19.9	$21.5	$15.6	$10.1	$4.7

Operating Expenses — FFELP Loans

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged by the Business Services segment and included in those amounts was $99 million and $108 million for the quarters ended June 30, 2016 and 2015, respectively, and $200 million and $219 million for the six months ended June 30, 2016 and 2015, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 43 basis points and 44 basis points of average FFELP Loans in the quarters ended June 30, 2016 and 2015, respectively, and 44 basis points and 45 basis points of average FFELP Loans in the six months ended June 30, 2016 and 2015, respectively. The decrease in operating expenses from the year-ago periods was primarily the result of the decrease in the balance of the portfolio and the average servicing rate paid.

Private Education Loans Segment

The following table includes “Core Earnings” results for our Private Education Loans segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
“Core Earnings” interest income:
Private Education Loans	$402	$434	(7)%	$813	$891	(9)%
Cash and investments	—	—	—	1	—	—

Total “Core Earnings” interest income	402	434	(7)	814	891	(9)
Total “Core Earnings” interest expense	173	171	1	345	345	—

Net “Core Earnings” interest income	229	263	(13)	469	546	(14)
Less: provision for loan losses	100	191	(48)	204	311	(34)

Net “Core Earnings” interest income after provision for loan losses	129	72	79	265	235	13
Servicing revenue	3	6	(50)	8	12	(33)
Direct operating expenses	41	43	(5)	84	89	(6)

Income before income tax expense	91	35	160	189	158	20
Income tax expense	34	13	162	70	58	21

“Core Earnings”	$57	$22	159%	$119	$100	19%

“Core Earnings” for the segment were $57 million in second-quarter 2016, compared with the year-ago quarter’s $22 million. This increase was primarily the result of a $91 million decrease in the provision for loan losses, partially offset by a $34 million decrease in net interest income due to amortization of the portfolio and a decrease in the net interest margin. The provision for loan losses decreased from the year-ago quarter as a result of the overall improvement in credit quality, delinquency and charge-off trends, all of which led to decreases in expected future charge-offs. The provision for loan losses was elevated in the year-ago quarter due to an increase in the amount of loans exiting deferment status in 2014 over prior years and those loans experiencing unfavorable credit trends compared to loans that exited deferment in prior years.

“Core Earnings” key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Private Education Loan spread	3.66%	3.66%	3.68%	3.77%
Net interest margin	3.50%	3.55%	3.53%	3.64%
Provision for loan losses	$100	$191	$204	$311
Net adjustment resulting from the change in the charge-off rate(1)	$—	$330	$—	$330
Net charge-offs remaining	127	179	271	369

Total net charge-offs	$127	$509	$271	$699
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	2.2%	2.7%	2.3%	2.8%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	—%	5.1%	—%	2.5%
Total delinquency rate	6.1%	6.8%	6.1%	6.8%
Greater than 90-day delinquency rate	2.9%	3.3%	2.9%	3.3%
Forbearance rate	3.7%	3.7%	3.7%	3.7%
Loans in repayment with more than 12 payments made	95%	93%	95%	93%
Cosigner rate	64%	65%	64%	65%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
“Core Earnings” basis Private Education Loan yield	6.29%	5.97%	6.26%	6.06%
“Core Earnings” basis Private Education Loan cost of funds	(2.63)	(2.31)	(2.58)	(2.29)

“Core Earnings” basis Private Education Loan spread	3.66	3.66	3.68	3.77
“Core Earnings” basis other interest-earning asset spread impact	(.16)	(.11)	(.15)	(.13)

“Core Earnings” basis Private Education Loan net interest margin(1)	3.50%	3.55%	3.53%	3.64%

“Core Earnings” basis Private Education Loan net interest margin(1)	3.50%	3.55%	3.53%	3.64%
Adjustment for GAAP accounting treatment(2)	(.06)	(.03)	(.07)	(.02)

GAAP basis Private Education Loan net interest margin(1)	3.44%	3.52%	3.46%	3.62%

(1)	The average balances of our Private Education Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Private Education Loans	$25,700	$29,207	$26,138	$29,653
Other interest-earning assets	618	561	609	577

Total Private Education Loan “Core Earnings” basis interest-earning assets	$26,318	$29,768	$26,747	$30,230

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Difference between ‘Core Earnings’ and GAAP” above.

Private Education Loan Provision for Loan Losses

In establishing the allowance for Private Education Loan losses as of June 30, 2016, we considered several factors with respect to our Private Education Loan portfolio. On a “Core Earnings” basis, total loans delinquent (as a percentage of loans in repayment) have decreased to 6.1 percent from 6.8 percent in the year-ago quarter. Loans greater than 90 days delinquent (as a percentage of loans in repayment) have decreased to 2.9 percent from 3.3 percent in the year-ago quarter. The “Core Earnings” charge-off rate decreased to 2.2 percent from 2.7 percent in the year-ago quarter, excluding the impact from the change to the charge-off rate described in the above table. Loans in forbearance (as a percentage of loans in repayment and forbearance) was 3.7 percent, unchanged from the year-ago quarter.

The Private Education Loan provision for loan losses on a “Core Earnings” basis was $100 million in the second quarter of 2016, down $91 million from the second quarter of 2015 as a result of the overall improvement in credit quality, delinquency and charge-off trends, all of which led to a decrease in expected future charge-offs. The provision for loan losses was elevated in the year-ago quarter due to an increase in the amount of loans exiting deferment status in 2014 over prior years and those loans experiencing unfavorable credit trends compared to loans that exited deferment in prior years.

Operating Expenses — Private Education Loans Segment

Operating expenses for our Private Education Loans segment include costs incurred to service and collect on our Private Education Loan portfolio. Operating expenses were $41 million and $43 million for the quarters ended June 30, 2016 and 2015, respectively, and $84 million and $89 million for the six months ended June 30, 2016 and 2015, respectively.

Business Services Segment

The following table includes “Core Earnings” results for our Business Services segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Net interest income	$—	$—	—%	$—	$—	—%
Servicing revenue:
Intercompany loan servicing	99	108	(8)	200	219	(9)
Third-party loan servicing	51	47	9	105	90	17
Guarantor servicing	2	8	(75)	10	17	(41)
Other servicing	1	—	100	—	—	—

Total servicing revenue	153	163	(6)	315	326	(3)
Asset recovery and business processing revenue	101	99	2	191	188	2
Other Business Services revenue	—	—	—	—	2	(100)

Total other income	254	262	(3)	506	516	(2)
Direct operating expenses	125	117	7	258	233	11

Income from continuing operations, before income tax expense	129	145	(11)	248	283	(12)
Income tax expense	48	54	(11)	91	106	(14)

Net income from continuing operations	81	91	(11)	157	177	(11)
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—

“Core Earnings”	$81	$91	(11)%	$157	$177	(11)%

“Core Earnings” were $81 million in second-quarter 2016, compared with $91 million in the year-ago quarter. This decrease was primarily the result of lower education loan-related asset recovery revenue in connection with a legislated reduction in certain fees as well as lower volumes. Key segment metrics are as follows:

	As of June 30,
(Dollars in billions)	2016	2015
Number of accounts serviced for ED (in millions)	6.2	6.1
Total federal loans serviced	$289	$281
Contingent collections receivables inventory:
Education loans	$10.1	$11.0
Other	9.1	9.1

Total contingent collections receivables inventory	$19.2	$20.1

Revenues related to services performed on FFELP Loans accounted for 65 percent and 72 percent, respectively, of total Business Services segment revenues for the quarters ended June 30, 2016 and 2015, and 65 percent and 73 percent, respectively, of total Business Services segment revenues for the six months ended June 30, 2016 and 2015.

Servicing Revenue

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $93 billion and $98 billion for the quarters ended June 30, 2016 and 2015, respectively, and $94 billion and $100 billion for the six months ended

June 30, 2016 and 2015, respectively. The decline in the intercompany loan servicing revenue from the year-ago periods was the primary reason for the decline in servicing revenue and was due to the decrease in the average servicing rate paid as well as the decline in the average balance of FFELP Loans serviced.

The Company services education loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.2 million customer accounts under the ED Servicing Contract as of June 30, 2016, compared with 6.1 million customer accounts serviced at June 30, 2015. Third-party loan servicing fees in the quarters ended June 30, 2016 and 2015 included $37 million and $35 million, respectively, of servicing revenue related to the ED Servicing Contract. On June 13, 2014, ED extended its servicing contract with us to service Direct Student Loan Program federal loans for five more years.

On April 4, 2016, ED published the first part of a two-part request for proposals (“RFP”) related to a new servicing platform for the Direct Student Loan Program. The first part of the RFP focused on screening candidates’ capabilities relative to certain published criteria. In July 2016, Navient was selected as one of three companies eligible to submit responses in the second part of the RFP process. As of July 25, 2016, ED had not published the second part of the RFP. At this time, we expect this new contract to be effective around the expiration of our existing contract. However, given that the second part of the RFP has not yet been made available, we do not know the exact scope of services to be delivered under or the economics of the proposed contract. In addition, we cannot predict our likelihood of success, the exact timetable for any ED decision or the impact of winning or losing this RFP.

Asset Recovery and Business Processing Revenue

Our asset recovery and business processing revenue consists of fees we receive for asset recovery of delinquent and defaulted debt on behalf of third-party clients performed on a contingent basis. Business processing revenue consists of fees we earn processing transactions on behalf of our municipal, public authority and hospital clients. Asset recovery and business processing revenue increased $2 million from the year-ago quarter. This increase was primarily due to additional revenue from Gila LLC (acquired in February 2015) and from Xtend Healthcare (acquired in October 2015), which was offset by a reduction in revenue related to a legislative reduction in certain education loan-related fees earned as well as a decrease in education loan-related asset recovery volume.

Since 1997, Navient has provided asset recovery services on defaulted education loans to ED. This contract expired by its terms on February 21, 2015 and our Pioneer Credit Recovery (“Pioneer”) subsidiary received no new account placements under the contract. We engaged with ED to learn more about their decision and address any questions or concerns they may have. In addition, on March 9, 2015, Pioneer filed a bid protest with the U.S. Government Accountability Office (“GAO”). This bid protest was dismissed on March 13, 2015 from the GAO based upon overlapping jurisdiction. Following the bid protest dismissal, Pioneer filed its own complaint with the U.S. Court of Federal Claims, which complaint was consolidated with several similar cases filed by other private collection agencies. On April 16, 2015, Pioneer’s complaint, together with the other plaintiffs’ consolidated complaints, was dismissed for lack of jurisdiction. We appealed this decision to the United States Court of Appeals for the Federal Circuit and, on July 16, 2016, the Court of Appeals reversed the ruling of the Federal Court of Claims and remanded the case for further proceedings.

Separately, we have submitted a response to ED’s RFP in relation to a new contract for similar services. There can be no assurances that Pioneer will be awarded an extension of the existing contract, or a new contract awarded to Pioneer or any other Navient subsidiary.

Operating Expenses — Business Services Segment

Operating expenses for our Business Services segment primarily include costs incurred to service our FFELP Loan portfolio, third-party servicing and asset recovery and business processing costs, and other operating costs. The $8 million increase in operating expenses in the second quarter of 2016 compared with the year-ago quarter was due to operating costs related to Gila LLC, which was acquired in February 2015, and to Xtend Healthcare, acquired in October 2015. This increase was partially offset by a general reduction in costs primarily related to the implementation of various efficiency initiatives, including the successful conversion of loans to our servicing system completed in the third quarter of 2015 related to $8.5 billion of FFELP loans acquired in the fourth quarter of 2014.

Other Segment

The following table includes “Core Earnings” results of our Other segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Net interest loss after provision for loan losses	$(26)	$(25)	4%	$(50)	$(52)	(4)%
Other income	4	3	33	7	8	(13)
Gains on sales of loans and investments	—	—	—	—	—	—
Gains on debt repurchases	—	—	—	—	—	—

Total other income	4	3	33	7	8	(13)
Direct operating expenses	7	6	17	14	8	75
Overhead expenses:
Corporate overhead	28	26	8	62	60	3
Unallocated information technology costs	27	29	(7)	54	58	(7)

Total overhead expenses	55	55	—	116	118	(2)

Total operating expenses	62	61	2	130	126	3

Loss before income tax benefit	(84)	(83)	1	(173)	(170)	2
Income tax benefit	(32)	(31)	3	(64)	(64)	—

“Core Earnings” (loss)	$(52)	$(52)	—%	$(109)	$(106)	3%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$93,900	2.65%	$101,305	2.48%	$94,811	2.66%	$102,455	2.48%
Private Education Loans	25,700	6.29	29,207	5.97	26,138	6.26	29,653	6.06
Other loans	67	8.66	77	9.78	68	8.58	79	9.36
Cash and investments	5,501	.47	6,191	.12	5,460	.43	6,248	.12

Total interest-earning assets	125,168	3.30%	136,780	3.12%	126,477	3.31%	138,435	3.15%

Non-interest-earning assets	3,800		4,399		4,003		4,326

Total assets	$128,968		$141,179		$130,480		$142,761

Average Liabilities and Equity
Short-term borrowings	$2,152	3.10%	$3,138	2.40%	$2,292	2.85%	$3,532	2.34%
Long-term borrowings	120,797	1.94	131,193	1.52	121,953	1.87	132,369	1.50

Total interest-bearing liabilities	122,949	1.96%	134,331	1.54%	124,245	1.88%	135,901	1.53%

Non-interest-bearing liabilities	2,242		2,845		2,406		2,777
Equity	3,777		4,003		3,829		4,083

Total liabilities and equity	$128,968		$141,179		$130,480		$142,761

Net interest margin		1.38%		1.61%		1.46%		1.65%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
Three Months Ended June 30, 2016 vs. 2015
Interest income	$(36)	$60	$(96)
Interest expense	84	132	(48)

Net interest income	$(120)	$(75)	$(45)

Six Months Ended June 30, 2016 vs. 2015
Interest income	$(81)	$106	$(187)
Interest expense	136	228	(92)

Net interest income	$(217)	$(127)	$(90)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net — GAAP and “Core Earnings” Basis

	June 30, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$200	$—	$200	$133	$333
Grace, repayment and other(2)	33,854	57,665	91,519	25,660	117,179

Total, gross	34,054	57,665	91,719	25,793	117,512
Unamortized premium/(discount)	566	395	961	(489)	472
Receivable for partially charged-off loans	—	—	—	847	847
Allowance for loan losses	(38)	(24)	(62)	(1,410)	(1,472)

Total education loan portfolio	$34,582	$58,036	$92,618	$24,741	$117,359

% of total FFELP	37%	63%	100%
% of total	29%	49%	78%	22%	100%

	December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$259	$—	$259	$216	$475
Grace, repayment and other(2)	36,112	59,118	95,230	27,299	122,529

Total, gross	36,371	59,118	95,489	27,515	123,004
Unamortized premium/(discount)	627	460	1,087	(531)	556
Receivable for partially charged-off loans	—	—	—	881	881
Allowance for loan losses	(48)	(30)	(78)	(1,471)	(1,549)

Total education loan portfolio	$36,950	$59,548	$96,498	$26,394	$122,892

% of total FFELP	38%	62%	100%
% of total	30%	48%	78%	22%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount) — GAAP and “Core Earnings” Basis

	Three Months Ended June 30, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$35,263	$58,637	$93,900	$25,700	$119,600
% of FFELP	38%	62%	100%
% of total	30%	49%	79%	21%	100%

	Three Months Ended June 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$39,309	$61,996	$101,305	$29,207	$130,512
% of FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

	Six Months Ended June 30, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$35,878	$58,933	$94,811	$26,138	$120,949
% of FFELP	38%	62%	100%
% of total	29%	49%	78%	22%	100%

	Six Months Ended June 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$39,968	$62,487	$102,455	$29,653	$132,108
% of FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

Education Loan Activity — GAAP and “Core Earnings” Basis

	Three Months Ended June 30, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$35,742	$59,276	$95,018	$25,547	$120,565
Acquisitions	337	286	623	23	646
Capitalized interest and premium/discount amortization	251	272	523	105	628
Consolidations to third parties	(733)	(618)	(1,351)	(134)	(1,485)
Repayments and other	(1,015)	(1,180)	(2,195)	(800)	(2,995)

Ending balance	$34,582	$58,036	$92,618	$24,741	$117,359

	Three Months Ended June 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$39,867	$62,557	$102,424	$28,990	$131,414
Acquisitions	527	473	1,000	4	1,004
Capitalized interest and premium/discount amortization	287	289	576	124	700
Consolidations to third parties	(718)	(529)	(1,247)	(41)	(1,288)
Loan sales	(150)	(36)	(186)	—	(186)
Repayments and other	(1,133)	(1,170)	(2,303)	(970)	(3,273)

Ending balance	$38,680	$61,584	$100,264	$28,107	$128,371

	Six Months Ended June 30, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$36,950	$59,548	$96,498	$26,394	$122,892
Acquisitions	610	1,544	2,154	29	2,183
Capitalized interest and premium/discount amortization	521	534	1,055	219	1,274
Consolidations to third parties	(1,412)	(1,088)	(2,500)	(255)	(2,755)
Repayments and other	(2,087)	(2,502)	(4,589)	(1,646)	(6,235)

Ending balance	$34,582	$58,036	$92,618	$24,741	$117,359

	Six Months Ended June 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$41,065	$63,456	$104,521	$29,796	$134,317
Acquisitions	933	891	1,824	10	1,834
Capitalized interest and premium/discount amortization	595	568	1,163	260	1,423
Consolidations to third parties	(1,375)	(1,016)	(2,391)	(64)	(2,455)
Loan sales	(301)	(72)	(373)	—	(373)
Repayments and other	(2,237)	(2,243)	(4,480)	(1,895)	(6,375)

Ending balance	$38,680	$61,584	$100,264	$28,107	$128,371

Education Loan Allowance for Loan Losses Activity — GAAP and “Core Earnings” Basis

	Three Months Ended June 30,
	2016			2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$70	$1,434	$1,504	$91	$1,849	$1,940
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	—	—	—	(330)	(330)
Net charge-offs remaining(2)	(18)	(127)	(145)	(9)	(179)	(188)

Total net charge-offs	(18)	(127)	(145)	(9)	(509)	(518)
Loan sales	—	—	—	—	—	—
Plus:
Provision for loan losses	10	100	110	7	191	198
Reclassification of interest reserve(3)	—	3	3	—	2	2

Ending balance	$62	$1,410	$1,472	$89	$1,533	$1,622

Percent of total	4%	96%	100%	5%	95%	100%

Troubled debt restructuring(4)	$—	$10,760	$10,760	$—	$10,399	$10,399

	Six Months Ended June 30,
	2016			2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$78	$1,471	$1,549	$93	$1,916	$2,009
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	—	—	—	(330)	(330)
Net charge-offs remaining(2)	(33)	(271)	(304)	(16)	(369)	(385)

Total net charge-offs	(33)	(271)	(304)	(16)	(699)	(715)
Loan sales	—	—	—	—	—	—
Plus:
Provision for loan losses	17	204	221	12	311	323
Reclassification of interest reserve(3)	—	6	6	—	5	5

Ending balance	$62	$1,410	$1,472	$89	$1,533	$1,622

Percent of total	4%	96%	100%	5%	95%	100%

Troubled debt restructuring(4)	$—	$10,760	$10,760	$—	$10,399	$10,399

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

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	FFELP Loan Delinquencies
	June 30,
	2016		2015
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$7,149		$9,760
Loans in forbearance(2)	12,512		14,203
Loans in repayment and percentage of each status:
Loans current	62,581	86.8%	63,363	84.2%
Loans delinquent 31-60 days(3)	2,668	3.7	3,367	4.5
Loans delinquent 61-90 days(3)	1,605	2.3	2,186	2.9
Loans delinquent greater than 90 days(3)	5,204	7.2	6,328	8.4

Total FFELP Loans in repayment	72,058	100%	75,244	100%

Total FFELP Loans, gross	91,719		99,207
FFELP Loan unamortized premium	961		1,146

Total FFELP Loans	92,680		100,353
FFELP Loan allowance for losses	(62)		(89)

FFELP Loans, net	$92,618		$100,264

Percentage of FFELP Loans in repayment		78.6%		75.8%

Delinquencies as a percentage of FFELP Loans in repayment		13.2%		15.8%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		14.8%		15.9%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP and “Core Earnings” Basis

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Allowance at beginning of period	$70	$91	$78	$93
Provision for FFELP Loan losses	10	7	17	12
Charge-offs	(18)	(9)	(33)	(16)

Allowance at end of period	$62	$89	$62	$89

Charge-offs as a percentage of average loans in repayment (annualized)	.10%	.05%	.09%	.04%
Allowance coverage of charge-offs (annualized)	.9	2.3	1.0	2.8
Allowance as a percentage of ending total loans, gross	.07%	.09%	.07%	.09%
Allowance as a percentage of ending loans in repayment	.09%	.12%	.09%	.12%
Ending total loans, gross	$91,719	$99,207	$91,719	$99,207
Average loans in repayment	$72,973	$76,325	$73,331	$76,896
Ending loans in repayment	$72,058	$75,244	$72,058	$75,244

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	Private Education Loan Delinquencies
	June 30,
	2016		2015
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,636		$2,439
Loans in forbearance(2)	892		998
Loans in repayment and percentage of each status:
Loans current	21,843	93.9%	24,100	93.2%
Loans delinquent 31-60 days(3)	467	2.0	544	2.1
Loans delinquent 61-90 days(3)	287	1.2	369	1.4
Loans delinquent greater than 90 days(3)	668	2.9	852	3.3

Total Private Education Loans in repayment	23,265	100%	25,865	100%

Total Private Education Loans, gross	25,793		29,302
Private Education Loan unamortized discount	(489)		(564)

Total Private Education Loans	25,304		28,738
Private Education Loan receivable for partially charged-off loans	847		902
Private Education Loan allowance for losses	(1,410)		(1,533)

Private Education Loans, net	$24,741		$28,107

Percentage of Private Education Loans in repayment		90.2%		88.3%

Delinquencies as a percentage of Private Education Loans in repayment		6.1%		6.8%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.7%		3.7%

Loans in repayment with more than 12 payments made		95%		93%

Percentage of Private Education Loans with a cosigner		64%		65%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses — GAAP and “Core Earnings” Basis

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Allowance at beginning of period	$1,434	$1,849	$1,471	$1,916
Provision for Private Education Loan losses	100	191	204	311
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	—	(330)
Net charge-offs remaining(2)	(127)	(179)	(271)	(369)

Total net charge-offs	(127)	(509)	(271)	(699)
Reclassification of interest reserve(3)	3	2	6	5

Allowance at end of period	$1,410	$1,533	$1,410	$1,533

Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	2.2%	2.7%	2.3%	2.8%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	—%	5.1%	—%	2.5%
Allowance coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	2.8	2.1	2.6	2.1
Allowance as a percentage of ending total loans	5.3%	5.1%	5.3%	5.1%
Allowance as a percentage of ending loans in repayment	6.1%	5.9%	6.1%	5.9%
Ending total loans(4)	$26,640	$30,204	$26,640	$30,204
Average loans in repayment	$23,561	$26,122	$23,871	$26,382
Ending loans in repayment	$23,265	$25,865	$23,265	$25,865

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

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Receivable at beginning of period	$867	$1,236	$881	$1,245
Expected future recoveries of current period defaults(1)	32	46	68	108
Recoveries(2)	(52)	(50)	(102)	(102)
Net adjustment resulting from the change in the charge-off rate(3)	—	(330)	—	(330)
Net charge-offs remaining	—	—	—	(19)

Total net charge-offs	—	(330)	—	(349)

Receivable at end of period	$847	$902	$847	$902

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

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

At June 30, 2016, loans in forbearance status as a percentage of loans in repayment and forbearance were 13.5 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.7 percent for loans that have made more than 48 monthly payments. Approximately 46 percent of our Private Education Loans in forbearance status have made less than 25 monthly payments.

At June 30, 2016, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 9.1 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.4 percent for loans that have made more than 48 monthly payments. Approximately 36 percent of our Private Education Loans in repayment that are delinquent greater than 90 days have made less than 25 monthly payments.

For the three months ended June 30, 2016, charge-offs as a percentage of loans in repayment were 8 percent for loans that have made less than 25 monthly payments. The percentage drops to 1 percent for loans that have made more than 48 monthly payments. Approximately 44 percent of our Private Education Loan charge-offs occurring in second-quarter 2016 made less than 25 monthly payments.

GAAP and “Core Earnings” Basis:

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
June 30, 2016	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$1,636	$1,636
Loans in forbearance	293	118	116	110	255	—	892
Loans in repayment — current	886	1,291	2,139	3,110	14,417	—	21,843
Loans in repayment — delinquent 31-60 days	70	53	69	73	202	—	467
Loans in repayment — delinquent 61-90 days	55	39	46	40	107	—	287
Loans in repayment — delinquent greater than 90 days	144	95	116	98	215	—	668

Total	$1,448	$1,596	$2,486	$3,431	$15,196	$1,636	25,793

Unamortized discount							(489)
Receivable for partially charged-off loans							847
Allowance for loan losses							(1,410)

Total Private Education Loans, net							$24,741

Loans in forbearance as a percentage of loans in repayment and forbearance	20.2%	7.4%	4.7%	3.2%	1.7%	—%	3.7%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	12.4%	6.4%	4.9%	2.9%	1.4%	—%	2.9%

Charge-offs as a percentage of loans in repayment	12.4%	5.3%	3.3%	1.8%	1.0%	—%	2.2%

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
June 30, 2015	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$2,439	$2,439
Loans in forbearance	387	150	136	119	206	—	998
Loans in repayment — current	1,418	2,158	3,402	3,721	13,401	—	24,100
Loans in repayment — delinquent 31-60 days	95	84	96	86	183	—	544
Loans in repayment — delinquent 61-90 days	81	63	65	57	103	—	369
Loans in repayment — delinquent greater than 90 days	218	162	152	118	202	—	852

Total	$2,199	$2,617	$3,851	$4,101	$14,095	$2,439	29,302

Unamortized discount							(564)
Receivable for partially charged-off loans							902
Allowance for loan losses							(1,533)

Total Private Education Loans, net							$28,107

Loans in forbearance as a percentage of loans in repayment and forbearance	17.6%	5.7%	3.5%	2.9%	1.5%	—%	3.7%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	12.1%	6.6%	4.1%	3.0%	1.5%	—%	3.3%

Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	13.6%	5.1%	2.8%	2.0%	1.0%	—%	2.7%

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

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of June 30, 2016.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$18,797	$3,773	$695	$23,265
$ in total	$20,926	$4,147	$720	$25,793
Payment method by enrollment status:

In-school/grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. As of June 30, 2016 and 2015, customers in repayment owing approximately $1.2 billion (5 percent of loans in repayment) and $2.6 billion (10 percent of loans in repayment), respectively, were enrolled in the interest-only program.

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

We have unsecured debt that totaled $13.9 billion at June 30, 2016. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade. From May 1, 2014 (Spin-Off) to June 30, 2016, we issued $1.5 billion of unsecured debt at an average all-in cost of one-month LIBOR plus 3.88 percent and an average term to maturity of 7.3 years. Recent market conditions and other factors have adversely impacted the cost and availability of new unsecured debt financing.

As of June 30, 2016, Moody’s and Fitch have placed $56.2 billion and $50.5 billion, respectively, of non-recourse FFELP ABS sponsored by our affiliates on credit watch due to concerns that trust cash flows may not be sufficient to pay all bonds by the legal final maturity date. The credit watch actions have created dislocation in the FFELP ABS market, which has impacted the cost and availability of FFELP ABS financing. Navient issued $2.9 billion of FFELP ABS from March 2016 to June 2016 (in four different transactions), our first issuances since June 2015. In the second-quarter 2016, Navient extended the legal final maturity dates for Navient-sponsored FFELP securitizations totaling $3.6 billion of bonds. In total, Navient has extended the legal final maturity dates for $6.8 billion of bonds. The amendments were made at the request of investors in these trusts.

We expect to fund our ongoing liquidity needs, including the repayment of $1.1 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($771 million in the six months ended June 30, 2016), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We no longer originate Private Education Loans or FFELP Loans and therefore no longer have liquidity requirements for new originations, but we may purchase Private Education Loan and FFELP Loan portfolios from third parties.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	June 30, 2016	December 31, 2015
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,381	$1,598
Unencumbered FFELP Loans	926	1,005

Total GAAP and “Core Earnings” basis	$2,307	$2,603

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,259	$1,441	$1,222	$1,628
Unencumbered FFELP Loans	934	1,594	1,021	1,811

Total GAAP and “Core Earnings” basis	$2,193	$3,035	$2,243	$3,439

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan — other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of June 30, 2016 and 2015, the maximum additional capacity under these facilities was $2.9 billion and $11.5 billion, respectively. For the three months ended June 30, 2016 and 2015, the average maximum additional capacity under these facilities was $1.7 billion and $12.2 billion, respectively. For the six months ended June 30, 2016 and 2015, the average maximum additional capacity under these facilities was $1.8 billion and $12.5 billion, respectively. The $8.6 billion reduction in the maximum additional capacity between June 30, 2015 and June 30, 2016 primarily related to a $7.1 billion reduction in the availability under the facility with the Federal Home Loan Bank of Des Moines (“FHLB”). As previously disclosed, we received notice from FHLB that availability under the facility would be reduced and will mature in the first quarter of 2021. Both of these actions were taken by the FHLB in relation to the publication in January 2016 of new rules by the Federal Home Finance Agency, the primary regulator of the FHLB, governing eligibility of, and borrowing capacity for, certain insurance companies who are existing members of the Federal Home Loan Bank system. As of June 30, 2016, the maximum capacity and the amount outstanding under this facility was $3.6 billion and we do not expect to borrow more than this amount in the future.

In addition to the FFELP Loan–other facilities, liquidity may also be available from our Private Education Loan ABCP facility. On June 27, 2016, this facility was renewed and extended from its original maturity date of June 30, 2016 to June 26, 2017. This facility’s maximum financing amount, which was originally $1 billion, is now $750 million. At June 30, 2016, the available capacity under this facility was $388 million. Borrowing under this facility will vary and is subject to the availability of qualifying collateral from unencumbered Private Education Loans.

At June 30, 2016, we had a total of $8.1 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $3.9 billion of our unencumbered tangible assets of which $3.0 billion and $0.9 billion related to Private Education Loans and FFELP Loans, respectively. In addition, as of June 30, 2016, we had $10.7 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). In fourth-quarter 2015, we closed on a $550 million Private Education Loan ABS Repurchase Facility and on April 15, 2016, we closed on a second $478 million Private Education Loan ABS Repurchase Facility. Both repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities have a cost of funds lower than that of a new unsecured debt issuance.

For further discussion of our various sources of liquidity, our access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6 — Borrowings” in our 2015 Form 10-K.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	June 30, 2016	December 31, 2015
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.7	$5.0
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.0	6.3
Tangible unencumbered assets(1)	8.1	8.8
Senior unsecured debt	(13.9)	(15.1)
Mark-to-market on unsecured hedged debt(2)	(1.1)	(.7)
Other liabilities, net	(.8)	(1.0)

Total tangible equity — GAAP Basis	$3.0	$3.3

(1)	Excludes goodwill and acquired intangible assets.

(2)

At June 30, 2016 and December 31, 2015, there were $982 million and $670 million, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

Financing Transactions during the Six Months Ended June 30, 2016

During the six months ended June 30, 2016, Navient issued $2.9 billion in FFELP ABS and $488 million in Private Education Loan ABS.

In the first-quarter 2016, Navient increased and extended its FFELP ABCP facility. The facility’s maturity date was extended to March 2018 from March 2017 and its maximum financing amount, which was originally scheduled to step down to $7 billion in March 2016, was increased to $7.5 billion with a step down to $6.75 billion in March 2017. This facility provides liquidity for refinancing and acquisitions of FFELP loans.

In the second-quarter 2016, Navient extended and reduced the capacity of its Private Education Loan ABCP facility. The maturity date on our Private Education Loan ABCP facility was extended from June 2016 to June 2017 and the maximum financing amount available under the facility was reduced from $1 billion to $750 million. This facility provides liquidity for Private Education Loans.

In the second-quarter 2016, we completed a $478 million Private Education Loan ABS repurchase transaction collateralized by Residual Interests in three previously issued Private Education Loan ABS trusts.

Shareholder Distributions

In the six months ended June 30, 2016, we paid two quarterly common stock dividends of $0.16 per share.

We repurchased 32.8 million shares of common stock for $375 million in the six months ended June 30, 2016. The shares were repurchased under our previously disclosed share repurchase programs. As of June 30, 2016, the remaining repurchase authority was $380 million. In the six months ended June 30, 2015, we repurchased 29.8 million shares for $600 million. Since the Spin-Off, we repurchased 110.9 million shares.

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

The table below highlights exposure related to our derivative counterparties at June 30, 2016.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$64	$23
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	71%	23%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	28%	0%

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings as of June 30, 2016 and December 31, 2015, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three and six months ended June 30, 2016 and 2015. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2).

Ending Balances

	June 30, 2016			December 31, 2015
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,077	$12,801	$13,878	$1,120	$13,976	$15,096

Total unsecured borrowings	1,077	12,801	13,878	1,120	13,976	15,096
Secured borrowings:
FFELP Loan securitizations	—	75,698	75,698	—	77,764	77,764
Private Education Loan securitizations(1)	—	16,168	16,168	—	16,900	16,900
FFELP Loan — other facilities	—	14,609	14,609	—	16,276	16,276
Private Education Loan — other facilities	361	—	361	710	—	710
Other(2)	955	—	955	760	—	760

Total secured borrowings	1,316	106,475	107,791	1,470	110,940	112,410

“Core Earnings” basis borrowings	2,393	119,276	121,669	2,590	124,916	127,506
Adjustment for GAAP accounting treatment	(23)	361	338	(20)	(83)	(103)

GAAP basis borrowings	$2,370	$119,637	$122,007	$2,570	$124,833	$127,403

(1)

Includes $1.0 billion and $546 million of long-term debt related to the Private Education Loan asset-backed securitization repurchase facility (“Repurchase Facility”) as of June 30, 2016 and December 31, 2015, respectively.

(2)	“Other” includes the obligation to return cash collateral held related to derivative exposures.

Secured borrowings comprised 89 percent and 88 percent of our “Core Earnings” basis debt outstanding at June 30, 2016 and December 31, 2015, respectively.

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$14,034	4.36%	$16,357	4.00%	$14,213	4.32%	$16,765	3.93%

Total unsecured borrowings	14,034	4.36	16,357	4.00	14,213	4.32	16,765	3.93
Secured borrowings:
FFELP Loan securitizations	75,645	1.49	84,159	1.03	76,190	1.41	84,689	1.01
Private Education Loan securitizations(1)	16,388	2.58	17,553	2.10	16,528	2.50	17,857	2.11
FFELP Loan — other facilities	15,834	1.22	14,713	.87	16,088	1.16	14,989	.88
Private Education Loan — other facilities	366	2.69	633	1.93	425	2.44	639	1.95
Other(2)	682	1.06	916	.64	801	.94	962	.62

Total secured borrowings	108,915	1.62	117,974	1.17	110,032	1.54	119,136	1.16

“Core Earnings” basis borrowings	$122,949	1.93%	$134,331	1.52%	$124,245	1.86%	$135,901	1.50%

“Core Earnings” basis borrowings	$122,949	1.93%	$134,331	1.52%	$124,245	1.86%	$135,901	1.50%
Adjustment for GAAP accounting treatment	—	.03	—	.02	—	.02	—	.03

GAAP basis borrowings	$122,949	1.96%	$134,331	1.54%	$124,245	1.88%	$135,901	1.53%

(1)

Includes $947 million and $0 of long-term debt related to the Private Education Loan asset-backed securitization repurchase facility (“Repurchase Facility”) for the three months ended June 30, 2016 and 2015, respectively, and $747 million and $0 for the six months ended June 30, 2016 and 2015, respectively.

(2)	“Other” includes the obligation to return cash collateral held related to derivative exposures.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model and derivative accounting can be found in our 2015 Form 10-K. There were no significant changes to these critical accounting policies during the first half of 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at June 30, 2016 and December 31, 2015, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of June 30, 2016			As of June 30, 2015
	Impact on Annual Earnings If:			Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(73)	$(127)	$(283)	$(34)	$(54)	$(310)
Unrealized gains (losses) on derivative and hedging activities	10	(203)	1	33	(127)	2

Increase (decrease) in net income before taxes	$(63)	$(330)	$(282)	$(1)	$(181)	$(308)

Increase (decrease) in diluted earnings per common share(2)	$(.19)	$(1.01)	$(.86)	$—	$(.47)	$(.80)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

(2)	Calculated based on “increase (decrease) in net income before taxes.”

	At June 30, 2016
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$90,723	$(511)	(1)%	$(1,016)	(1)%
Private Education Loans	24,126	—	—	—	—
Other earning assets	5,535	—	—	—	—
Other assets	5,478	(488)	(9)	(365)	(7)

Total assets gain/(loss)	$125,862	$(999)	(1)%	$(1,381)	(1)%

Liabilities
Interest-bearing liabilities	$116,041	$(608)	(1)%	$(1,684)	(1)%
Other liabilities	2,662	(356)	(13)	218	8

Total liabilities (gain)/loss	$118,703	$(964)	(1)%	$(1,466)	(1)%

	At December 31, 2015
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$94,377	$(455)	—%	$(928)	(1)%
Private Education Loans	25,772	—	—	—	—
Other earning assets	5,833	—	—	—	—
Other assets	5,387	(281)	(5)	(246)	(5)

Total assets gain/(loss)	$131,369	$(736)	(1)%	$(1,174)	(1)%

Liabilities
Interest-bearing liabilities	$121,040	$(616)	(1)%	$(1,708)	(1)%
Other liabilities	2,710	96	4	980	36

Total liabilities (gain)/loss	$123,750	$(520)	—%	$(728)	(1)%

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

During the three and six months ended June 30, 2016 and 2015, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of derivative contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of education loans to variable rate, and to fix the relative spread between the education loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable debt in low interest rate environments; and (ii) a portion of our variable rate assets being over- or under-funded with fixed rate liabilities and equity. Item (i) will generally cause income to decrease when interest rates increase from a low interest rate environment, whereas item (ii) will cause income to increase or decrease when interest rates rise depending on the amount of fixed rate liabilities and equity funding variable rate assets.

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 25 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the June 30, 2016 and 2015 analyses is primarily the result of one-month LIBOR-indexed FFELP Loans being funded with three-month LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 3 for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivative and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2016. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.6	$—	$4.6
Prime	annual	.4	—	.4
Prime	quarterly	2.6	—	2.6
Prime	monthly	12.8	—	12.8
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	—	57.3	(57.3)
3-month LIBOR	daily	—	1.0	(1.0)
1-month LIBOR	monthly	6.9	35.2	(28.3)
1-month LIBOR daily	daily	87.0	—	87.0
CMT/CPI Index	monthly/quarterly	—	.4	(.4)
Non-Discrete reset(3)	monthly	—	17.2	(17.2)
Non-Discrete reset(4)	daily/weekly	5.5	1.0	4.5
Fixed Rate(5)		8.3	16.2	(7.9)

Total		$128.4	$128.4	$—

(1)	FFELP Loans of $33.3 billion ($29.5 billion LIBOR index and $3.8 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate ABS and FFELP and Private Education Loan — other facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

“Core Earnings” Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.6	$—	$4.6
Prime	annual	.4	—	.4
Prime	quarterly	2.6	—	2.6
Prime	monthly	12.8	—	12.8
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	—	51.6	(51.6)
3-month LIBOR	daily	—	1.0	(1.0)
1-month LIBOR	monthly	6.9	44.7	(37.8)
1-month LIBOR	daily	87.0	—	87.0
Non-Discrete reset(3)	monthly	—	17.2	(17.2)
Non-Discrete reset(4)	daily/weekly	5.5	1.0	4.5
Fixed Rate(5)		7.0	11.5	(4.5)

Total		$127.1	$127.1	$—

(1)	FFELP Loans of $15.7 billion ($13.8 billion LIBOR index and $1.9 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate ABS and FFELP and Private Education Loan — other facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at June 30, 2016.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	7.1
Other loans	8.3
Cash and investments	.1

Total earning assets	6.8

Borrowings
Short-term borrowings	.4
Long-term borrowings	6.0

Total borrowings	5.9

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2016. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 26, 2014, Marlene Blyden filed a putative class action suit in the U.S. District Court for the Central District of California against Navient Corporation, Navient, LLC, Navient Solutions, Inc., Navient Credit Finance Corporation, Navient Investment Corporation, SLM Corporation, The Bank of New York, and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”). The amended complaint, captioned Marlene Blyden v. Navient Corporation et. al., alleges that plaintiff and members of the purported class were charged and/or paid interest at a rate above that permitted under California law. Plaintiff’s Second Amended Complaint dropped SLM Corporation as a defendant, added various securitization trusts as defendants, and added claims for conversion and for money received. In July 2015, the Court granted Defendants’ Motions to Dismiss the Second Amended Complaint but permitted Plaintiff to make certain amendments to the complaint. Plaintiff filed a Third Amended Complaint in August 2015 which removed all of the Defendants except the SLM PC Student Loan 2003-B Trust, BNY Mellon (in its capacity as a trustee), and Navient Solutions, Inc. The remaining defendants filed a Motion to Dismiss the Third Amended Complaint which was granted on February 16, 2016. While the court granted leave for Plaintiff to file a further amended complaint, Plaintiff instead filed a Notice of Appeal to the Ninth Circuit on April 5, 2016, appealing the District Court’s decision to dismiss the Third Amended Complaint. Allegations similar to those asserted in the Ubaldi and Blyden cases are also raised in a putative class action complaint captioned Jamie Beechum, et al. v. Navient Solutions, Inc. filed on October 21, 2015, and deemed served as of February 16, 2016. On March 30, 2016, the defendants filed a motion to dismiss the complaint. The Court has not yet ruled on that motion. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with either the Blyden or Beechum lawsuits.

During the first quarter, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings have been sued in several putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These cases, which were filed in the U.S. District Court for the District of Delaware, are: Menold v. Navient Corporation, et al. (filed February 11, 2016); Jagrelius v. Navient Corporation, et al. (filed February 16, 2016); and Policemen’s Annuity & Benefit Fund of Chicago v. Navient Corporation, et al. (filed February 26, 2016). On April 11, 2016, various plaintiffs filed Motions to Appoint Lead Counsel in the lawsuits. On June 30, 2016, the Court consolidated the three pending cases and appointed Lord Abbett Funds as Lead Plaintiff. The Navient defendants intend to vigorously defend against the allegations in this lawsuit. At this stage in the proceedings, we are unable to anticipate the timing of resolution or the ultimate impact, if any, that the legal proceedings may have on the consolidation financial position, liquidity, results of operations or cash-flows of Navient Corporation and its affiliates.

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

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of June 30, 2016, substantially all of this amount had been paid or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until all of the work under the various consent orders has been completed and the consent orders are lifted.

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

Under the terms of the Separation Agreement, Navient has agreed to be responsible and indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, all liabilities arising out of the regulatory matters mentioned above, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient has no additional reserves related to indemnification matters with SLM BankCo as of June 30, 2016.

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

We face a variety of risks that are inherent to our business and our industry generally including operational, legal and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. Except for the risks discussed below, there have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Federal funding constraints and spending policy changes triggered by associated federal spending deadlines and ongoing lawmaker and regulatory efforts to change the student lending sector may result in disruption of federal payments for services Navient provides to the government or result in changes in various programs or policies which could materially and adversely affect Navient’s business strategy or future business prospects.

Navient receives payments from the federal government on its FFELP Loan portfolio and for other services it provides, including servicing loans under the DSLP and providing default aversion and contingency collections to ED. Payments for these services may be affected by various factors, including the following:

•

The Budget Act enacted on December 26, 2013 includes several provisions that will have or could have an effect on Navient’s business. First, the Budget Act reduced the amount paid to guaranty agencies for defaulted FFELP Loans rehabilitated under Section 428F of the HEA, beginning on July 1, 2014. In addition, the Budget Act eliminated funding for the Direct Loan servicing performed by not-for-profit servicers. The Budget Act requires that all servicing funding be provided through the annual appropriations process which is subject to certain limitations. Although the payments for Navient’s DSLP servicing contract is already funded from annual appropriations, the requirement to fund all servicing from the limited appropriated funding could have an effect on its future business in ways the Company cannot predict at this time.

•

Other Higher Education Legislation: As Congress considers the reauthorization of the Higher Education Act, it may consider legislation that would reduce payments to Guarantors or change the consolidation program to incentivize and/or compel education loan borrowers to refinance their existing education loans, both private and federal. Such reforms could reduce Navient’s cash flows from servicing and interest income as well as its net interest margin.

It is possible that the Administration and Congress in the future could engage in a prolonged debate linking the federal deficit, debt ceiling and other budget issues. If U.S. lawmakers in the future fail to reach agreement on these issues, the federal government could stop or delay payment on its obligations, including those on services Navient provides. The upcoming Presidential election in the United States could result in significant changes (or uncertainty) in governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could adversely impact Navient’s business, financial condition and results of operations. Further, legislation to address the federal deficit and spending could impose proposals that would adversely affect FFELP and DSLP-related servicing businesses. A protracted reduction, suspension or cancellation of the demand for the services Navient provides, or proposed changes to the terms or pricing of services provided under existing contracts with the federal government, including its contract with ED, could have a material adverse effect on Navient’s revenues, cash flows, profitability and business outlook, and, as a result, could materially adversely affect its business, financial condition and results of operations. Navient cannot predict how or what programs or policies will be impacted by any actions that the Administration, Congress or the federal government may take.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2016.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 — April 30, 2016	6.1	$12.71	5.9	$480
May 1 — May 31, 2016	4.8	13.02	4.8	$418
June 1 — June 30, 2016	3.0	13.12	2.9	$380

Total second-quarter 2016	13.9	$12.90	13.6

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

The closing price of our common stock on the NASDAQ Global Select Market on June 30, 2016 was $11.95.

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

Date: July 25, 2016