Form 10-Q
period 2016-09-30
NAVIENT CORP
filed 2016-11-07
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2016
Common Stock, $0.01 par value	303,098,470 shares

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
FFELP Loans (net of allowance for losses of $58 and $78, respectively)	$90,146	$96,498
Private Education Loans (net of allowance for losses of $1,392 and $1,471 respectively)	24,010	26,394
Investments
Available-for-sale	4	5
Other	438	496

Total investments	442	501
Cash and cash equivalents	1,823	1,594
Restricted cash and investments	3,617	3,738
Goodwill and acquired intangible assets, net	683	705
Other assets	4,591	4,682

Total assets	$125,312	$134,112

Liabilities
Short-term borrowings	$2,637	$2,570
Long-term borrowings	116,540	124,833
Other liabilities	2,401	2,710

Total liabilities	121,578	130,113

Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 435 million and 431 million shares issued, respectively	4	4
Additional paid-in capital	3,006	2,967
Accumulated other comprehensive loss (net of tax benefit of $73 and $30, respectively)	(126)	(51)
Retained earnings	2,858	2,480

Total Navient Corporation stockholders’ equity before treasury stock	5,742	5,400
Less: Common stock held in treasury at cost: 132 million and 82 million shares, respectively	(2,032)	(1,425)

Total Navient Corporation stockholders’ equity	3,710	3,975
Noncontrolling interest	24	24

Total equity	3,734	3,999

Total liabilities and equity	$125,312	$134,112

Supplemental information — assets and liabilities of consolidated variable interest entities:

	September 30, 2016	December 31, 2015
FFELP Loans	$85,079	$91,516
Private Education Loans	21,025	23,124
Other loans	46	—
Restricted cash	3,437	3,553
Other assets	553	293
Short-term borrowings	381	710
Long-term borrowings	99,027	106,510

Net assets of consolidated variable interest entities	$10,732	$11,266

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
FFELP Loans	$631	$630	$1,883	$1,892
Private Education Loans	401	444	1,213	1,335
Other loans	2	1	5	5
Cash and investments	5	2	17	6

Total interest income	1,039	1,077	3,118	3,238
Total interest expense	627	524	1,791	1,553

Net interest income	412	553	1,327	1,685
Less: provisions for loan losses	106	123	327	446

Net interest income after provisions for loan losses	306	430	1,000	1,239

Other income (loss):
Servicing revenue	76	76	230	258
Asset recovery and business processing revenue	97	85	288	273
Other income (loss)	—	—	(36)	15
Gains on sales of loans and investments	—	—	—	12
Gains on debt repurchases	1	—	1	—
Gains (losses) on derivative and hedging activities, net	137	20	111	73

Total other income	311	181	594	631

Expenses:
Salaries and benefits	122	106	379	344
Other operating expenses	106	122	327	339

Total operating expenses	228	228	706	683
Goodwill and acquired intangible asset impairment and amortization expense	12	3	22	7
Restructuring and other reorganization expenses	—	—	—	32

Total expenses	240	231	728	722

Income from continuing operations, before income tax expense	377	380	866	1,148
Income tax expense	147	144	331	438

Net income from continuing operations	230	236	535	710
Income from discontinued operations, net of tax expense	—	1	—	1

Net income	230	237	535	711
Less: net income (loss) attributable to noncontrolling interest	—	—	—	—

Net income attributable to Navient Corporation	$230	$237	$535	$711

Basic earnings per common share attributable to Navient Corporation:
Continuing operations	$.74	$.64	$1.65	$1.86
Discontinued operations	—	—	—	—

Total	$.74	$.64	$1.65	$1.86

Average common shares outstanding	310	369	324	382

Diluted earnings per common share attributable to Navient Corporation:
Continuing operations	$.73	$.63	$1.63	$1.83
Discontinued operations	—	—	—	—

Total	$.73	$.63	$1.63	$1.83

Average common and common equivalent shares outstanding	316	375	329	389

Dividends per common share attributable to Navient Corporation	$.16	$.16	$.48	$.48

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$230	$237	$535	$711
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	74	(88)	(118)	(143)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)	(1)	—	(1)	(1)

Total unrealized gains (losses) on derivatives	73	(88)	(119)	(144)
Income tax (expense) benefit	(28)	32	44	53

Other comprehensive income (loss), net of tax expense (benefit)	45	(56)	(75)	(91)

Total comprehensive income attributable to Navient Corporation	$275	$181	$460	$620

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Common Stock Shares			Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Issued	Treasury	Outstanding
Balance at June 30, 2015	429,856,043	(55,823,281)	374,032,762	$4	$2,954	$(26)	$2,072	$(1,075)	$3,929	$4	$3,933
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	237	—	237	—	237
Other comprehensive income (loss), net of tax	—	—	—	—	—	(56)	—	—	(56)	—	(56)

Total comprehensive income	—	—	—	—	—	—	—	—	181	—	181
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(58)	—	(58)	—	(58)
Issuance of common shares	563,109	—	563,109	—	6	—	—	—	6	—	6
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4	—	—	—	4	—	4
Common stock repurchased	—	(12,075,388)	(12,075,388)	—	—	—	—	(175)	(175)	—	(175)
Shares repurchased related to employee stock-based compensation plans	—	(211,829)	(211,829)	—	—	—	—	(4)	(4)	—	(4)

Balance at September 30, 2015	430,419,152	(68,110,498)	362,308,654	$4	$2,964	$(82)	$2,251	$(1,254)	$3,883	$4	$3,887

Balance at June 30, 2016	433,528,248	(116,495,242)	317,033,006	$4	$2,985	$(171)	$2,677	$(1,816)	$3,679	$24	$3,703
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	230	—	230	—	230
Other comprehensive income (loss), net of tax	—	—	—	—	—	45	—	—	45	—	45

Total comprehensive income	—	—	—	—	—	—	—	—	275	—	275
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(49)	—	(49)	—	(49)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	1,558,455	—	1,558,455	—	17	—	—	—	17	—	17
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4	—	—	—	4	—	4
Common stock repurchased	—	(14,347,974)	(14,347,974)	—	—	—	—	(200)	(200)	—	(200)
Shares repurchased related to employee stock-based compensation plans	—	(1,145,017)	(1,145,017)	—	—	—	—	(16)	(16)	—	(16)

Balance at September 30, 2016	435,086,703	(131,988,233)	303,098,470	$4	$3,006	$(126)	$2,858	$(2,032)	$3,710	$24	$3,734

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Common Stock Shares			Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Issued	Treasury	Outstanding
Balance at December 31, 2014	425,637,635	(23,902,829)	401,734,806	$4	$2,893	$9	$1,724	$(432)	$4,198	$—	$4,198
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	711	—	711	—	711
Other comprehensive income (loss), net of tax	—	—	—	—	—	(91)	—	—	(91)	—	(91)

Total comprehensive income	—	—	—	—	—	—	—	—	620	—	620
Cash dividends:
Common stock ($.48 per share)	—	—	—	—	—	—	(182)	—	(182)	—	(182)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	4,781,517	—	4,781,517	—	33	—	—	—	33	—	33
Tax benefit related to employee stock-based compensation plans	—	—	—	—	11	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	—	27	—	—	—	27	—	27
Common stock repurchased	—	(41,919,908)	(41,919,908)	—	—	—	—	(775)	(775)	—	(775)
Shares repurchased related to employee stock-based compensation plans	—	(2,287,761)	(2,287,761)	—	—	—	—	(47)	(47)	—	(47)
Noncontrolling interests in businesses	—	—	—	—	—	—	—	—	—	4	4

Balance at September 30, 2015	430,419,152	(68,110,498)	362,308,654	$4	$2,964	$(82)	$2,251	$(1,254)	$3,883	$4	$3,887

Balance at December 31, 2015	430,561,656	(82,350,868)	348,210,788	$4	$2,967	$(51)	$2,480	$(1,425)	$3,975	$24	$3,999
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	535	—	535	—	535
Other comprehensive income (loss), net of tax	—	—	—	—	—	(75)	—	—	(75)	—	(75)

Total comprehensive income	—	—	—	—	—	—	—	—	460	—	460
Cash dividends:
Common stock ($.48 per share)	—	—	—	—	—	—	(154)	—	(154)	—	(154)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Issuance of common shares	4,525,047	—	4,525,047	—	25	—	—	—	25	—	25
Tax benefit related to employee stock-based compensation plans	—	—	—	—	(8)	—	—	—	(8)	—	(8)
Stock-based compensation expense	—	—	—	—	22	—	—	—	22	—	22
Common stock repurchased	—	(47,137,636)	(47,137,636)	—	—	—	—	(575)	(575)	—	(575)
Shares repurchased related to employee stock-based compensation plans	—	(2,499,729)	(2,499,729)	—	—	—	—	(32)	(32)	—	(32)

Balance at September 30, 2016	435,086,703	(131,988,233)	303,098,470	$4	$3,006	$(126)	$2,858	$(2,032)	$3,710	$24	$3,734

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$535	$711
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(1)
Gains on loans and investments, net	—	(12)
Gains on debt repurchases	(1)	—
Goodwill and acquired intangible asset impairment and amortization expense	22	7
Stock-based compensation expense	22	27
Unrealized gains on derivative and hedging activities	(303)	(537)
Provisions for loan losses	327	446
Decrease in restricted cash — other	—	50
Decrease in accrued interest receivable	98	196
Decrease in accrued interest payable	(159)	(93)
Decrease in other assets	489	799
Increase (decrease) in other liabilities	84	(134)

Total net cash provided by operating activities	1,114	1,459

Investing activities
Education loans acquired	(2,845)	(2,940)
Reduction of education loans:
Installment payments, claims and other	11,210	10,583
Proceeds from sales of education loans	—	386
Other investing activities, net	(4)	(46)
Proceeds from maturities of available-for-sale securities	1	1
Purchases of other securities	(44)	(82)
Proceeds from maturities of other securities	44	24
Decrease (increase) in restricted cash — variable interest entities	136	(396)
Purchase of subsidiary, net of cash acquired	—	(181)

Total net cash provided by investing activities	8,498	7,349

Financing activities
Borrowings collateralized by loans in trust — issued	4,796	4,110
Borrowings collateralized by loans in trust — repaid	(9,830)	(10,949)
Asset-backed commercial paper conduits, net	(3,011)	543
Other long-term borrowings issued	1,231	493
Other long-term borrowings repaid	(1,849)	(2,075)
Other financing activities, net	9	(111)
Common stock repurchased	(575)	(775)
Common stock dividends paid	(154)	(182)

Net cash used in financing activities	(9,383)	(8,946)

Net increase (decrease) in cash and cash equivalents	229	(138)
Cash and cash equivalents at beginning of period	1,594	1,443

Cash and cash equivalents at end of period	$1,823	$1,305

Cash disbursements made (refunds received) for:
Interest	$1,683	$1,489

Income taxes paid	$164	$67

Income taxes received	$(2)	$—

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2015 Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2015 to be consistent with classifications adopted for 2016, and had no effect on net income, total assets, or total liabilities.

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

Classification and Measurement

On January 5, 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which reconsiders the classification and measurement of financial instruments. The objective of this project is to significantly improve the usefulness of financial instrument reporting for users of financial statements. It will be effective for the Company as of January 1, 2018. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures, but expect it to be immaterial.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

1.	Significant Accounting Policies (Continued)

Leases

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must be recognized as assets and liabilities on the balance sheet of the lessee. A right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. The standard requires the use of the modified retrospective transition method, which will require adjustment to all comparative periods presented. It will be effective for the Company as of January 1, 2019. Early adoption is permitted. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures, but expect it to be immaterial.

Stock Compensation

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation,” which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard is effective for the Company as of January 1, 2017. Early application is permitted. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures, but expect it to be immaterial.

Allowance for Loan Losses

On June 16, 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses,” which requires measurement and recognition of an allowance for loan loss that estimates remaining expected credit losses for financial assets held at the reporting date. Our current allowance for loan loss is an incurred loss model (see “Note 2 —Significant Accounting Policies” in our 2015 Form 10-K for further discussion of our current policy). The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard update is effective for the Company as of January 1, 2020, and will primarily impact the allowance for loan losses related to our Private Education Loans and FFELP Loans. Early adoption is permitted on January 1, 2019 for the Company. We are currently evaluating the impact of adopting this update on our consolidated financial statements and footnote disclosures.

Education Loan Interest Income

The Company has a net unamortized premium balance of $451 million in connection with its $115 billion education loan portfolio as of September 30, 2016. In the third quarter of 2016, the Company corrected its policy for applying the interest method used to amortize premium and discounts on the education loan portfolio. Previously, the Company amortized premium and discounts by including in its prepayment assumption forecasted payments in excess of contractually required payments as well as forecasted defaults and term extensions (deferment and forbearance or other payment modification programs). We have determined that only payments in excess of contractually required payments should be included in the prepayment assumption. Including defaults in estimated future prepayments has the effect of accelerating the amortization of the net premium balance related to our education loan portfolio. Including term extensions in estimated future prepayments has the effect of slowing down the amortization of the net premium balance related to our education loan portfolio. We believe this correction makes us more comparable to how others apply the interest method.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

1.	Significant Accounting Policies (Continued)

The net impact of this error is currently estimated to be a $2 million reduction to our $451 million net unamortized premium balance as of September 30, 2016. The Constant Prepayment Rates (“CPR”) as of September 30, 2016 under our revised policy are 5 percent, 3 percent and 5 percent for FFELP Stafford Loans, FFELP Consolidation Loans and Private Education Loans, respectively. Our prior policy’s CPRs as of September 30, 2016 would have been 5 percent, 3 percent and 6 percent for FFELP Stafford Loans, FFELP Consolidation Loans and Private Education Loans, respectively.

We have concluded this error has an immaterial impact to 2016 results as well as results for prior years. Because the estimated $2 million reduction to the net premium balance (a $1 million reduction to net income) is immaterial, the Company will record such adjustment in the fourth quarter of 2016 once the updated prepayment rates have been finalized. We do not expect the final impact to be materially different than the $1 million reduction to net income currently estimated.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Three Months Ended September 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$62	$1,410	$15	$1,487
Total provision	13	92	1	106
Charge-offs(1)	(17)	(112)	(1)	(130)
Reclassification of interest reserve(2)	—	2	—	2

Ending balance	$58	$1,392	$15	$1,465

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,153	$11	$1,164
Ending balance: collectively evaluated for impairment	$58	$239	$4	$301
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$11,182	$32	$11,214
Ending balance: collectively evaluated for impairment(3)	$89,291	$14,682	$99	$104,072
Charge-offs as a percentage of average loans in repayment (annualized)	.09%	1.94%	1.87%
Allowance coverage of charge-offs (annualized)	.8	3.1	7.9
Allowance as a percentage of the ending total loan balance	.07%	5.38%	11.40%
Allowance as a percentage of the ending loans in repayment	.08%	6.17%	11.40%
Ending total loans(3)	$89,291	$25,864	$131
Average loans in repayment	$72,921	$22,959	$102
Ending loans in repayment	$72,269	$22,556	$131

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$78	$1,471	$15	$1,564
Total provision	30	296	1	327
Charge-offs(1)	(50)	(383)	(1)	(434)
Reclassification of interest reserve(2)	—	8	—	8

Ending balance	$58	$1,392	$15	$1,465

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,153	$11	$1,164
Ending balance: collectively evaluated for impairment	$58	$239	$4	$301
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$11,182	$32	$11,214
Ending balance: collectively evaluated for impairment(3)	$89,291	$14,682	$99	$104,072
Charge-offs as a percentage of average loans in repayment (annualized)	.09%	2.17%	1.76%
Allowance coverage of charge-offs (annualized)	.9	2.7	9.5
Allowance as a percentage of the ending total loan balance	.07%	5.38%	11.40%
Allowance as a percentage of the ending loans in repayment	.08%	6.17%	11.40%
Ending total loans(3)	$89,291	$25,864	$131
Average loans in repayment	$73,193	$23,564	$89
Ending loans in repayment	$72,269	$22,556	$131

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

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

	Private Education Loans Credit Quality Indicators
	September 30, 2016		December 31, 2015
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$23,006	92%	$25,280	92%
Non-Traditional(1)	2,030	8	2,235	8

Total	$25,036	100%	$27,515	100%

Cosigners:
With cosigner	$16,107	64%	$17,738	64%
Without cosigner	8,929	36	9,777	36

Total	$25,036	100%	$27,515	100%

Seasoning(2):
1-12 payments	$1,348	5%	$1,776	7%
13-24 payments	1,430	6	1,977	7
25-36 payments	2,234	9	2,982	11
37-48 payments	3,172	13	3,787	14
More than 48 payments	15,313	61	14,953	54
Not yet in repayment	1,539	6	2,040	7

Total	$25,036	100%	$27,515	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was received.

(3)	Balance represents gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	September 30, 2016		December 31, 2015
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,492		$8,257
Loans in forbearance(2)	10,530		13,298
Loans in repayment and percentage of each status:
Loans current	64,078	88.7%	62,651	84.7%
Loans delinquent 31-60 days(3)	2,462	3.4	3,285	4.5
Loans delinquent 61-90 days(3)	818	1.1	1,856	2.5
Loans delinquent greater than 90 days(3)	4,911	6.8	6,142	8.3

Total FFELP Loans in repayment	72,269	100%	73,934	100%

Total FFELP Loans, gross	89,291		95,489
FFELP Loan unamortized premium	913		1,087

Total FFELP Loans	90,204		96,576
FFELP Loan allowance for losses	(58)		(78)

FFELP Loans, net	$90,146		$96,498

Percentage of FFELP Loans in repayment		80.9%		77.4%

Delinquencies as a percentage of FFELP Loans in repayment		11.3%		15.3%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.7%		15.2%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Traditional Private Education Loan Delinquencies
	September 30, 2016		December 31, 2015
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,405		$1,859
Loans in forbearance(2)	833		863
Loans in repayment and percentage of each status:
Loans current	19,471	93.8%	21,085	93.5%
Loans delinquent 31-60 days(3)	434	2.1	491	2.2
Loans delinquent 61-90 days(3)	262	1.3	292	1.3
Loans delinquent greater than 90 days(3)	601	2.8	690	3.0

Total traditional loans in repayment	20,768	100%	22,558	100%

Total traditional loans, gross	23,006		25,280
Traditional loans unamortized discount	(407)		(470)

Total traditional loans	22,599		24,810
Traditional loans receivable for partially charged-off loans	532		560
Traditional loans allowance for losses	(1,176)		(1,236)

Traditional loans, net	$21,955		$24,134

Percentage of traditional loans in repayment		90.3%		89.2%

Delinquencies as a percentage of traditional loans in repayment		6.2%		6.5%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.9%		3.7%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Non-Traditional Private Education Loan Delinquencies
	September 30, 2016		December 31, 2015
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$134		$181
Loans in forbearance(2)	108		110
Loans in repayment and percentage of each status:
Loans current	1,539	86.1%	1,646	84.7%
Loans delinquent 31-60 days(3)	73	4.1	86	4.4
Loans delinquent 61-90 days(3)	52	2.9	56	2.9
Loans delinquent greater than 90 days(3)	124	6.9	156	8.0

Total non-traditional loans in repayment	1,788	100%	1,944	100%

Total non-traditional loans, gross	2,030		2,235
Non-traditional loans unamortized discount	(55)		(61)

Total non-traditional loans	1,975		2,174
Non-traditional loans receivable for partially charged-off loans	296		321
Non-traditional loans allowance for losses	(216)		(235)

Non-traditional loans, net	$2,055		$2,260

Percentage of non-traditional loans in repayment		88.1%		87.0%

Delinquencies as a percentage of non-traditional loans in repayment		13.9%		15.3%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.7%		5.4%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

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

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Receivable at beginning of period	$847	$902	$881	$1,245
Expected future recoveries of current period defaults(1)	28	38	96	147
Recoveries(2)	(47)	(48)	(149)	(151)
Net adjustment resulting from the change in the charge-off rate(3)	—	—	—	(330)
Net charge-offs remaining	—	—	—	(19)

Total net charge-offs	—	—	—	(349)

Receivable at end of period	$828	$892	$828	$892

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

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

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 59 percent and 56 percent of the loans granted forbearance have qualified as a TDR loan at September 30, 2016 and December 31, 2015, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of September 30, 2016 and December 31, 2015 was $2.7 billion and $2.5 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

At September 30, 2016 and December 31, 2015, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
September 30, 2016
Private Education Loans — Traditional	$9,391	$9,434	$959
Private Education Loans — Non-Traditional	1,394	1,398	194

Total	$10,785	$10,832	$1,153

December 31, 2015
Private Education Loans — Traditional	$9,134	$9,200	$995
Private Education Loans — Non-Traditional	1,441	1,442	214

Total	$10,575	$10,642	$1,209

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following tables provide the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended September 30,
	2016		2015
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$9,367	$140	$8,988	$134
Private Education Loans — Non-Traditional	1,402	27	1,456	29

Total	$10,769	$167	$10,444	$163

	Nine Months Ended September 30,
	2016		2015
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$9,303	$416	$8,930	$402
Private Education Loans — Non-Traditional	1,418	81	1,466	86

Total	$10,721	$497	$10,396	$488

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	September 30, 2016		December 31, 2015
(Dollars in millions)	Balance	%	Balance	%
Loans in deferment(1)	$605		$706
Loans in forbearance(2)	669		695
Loans in repayment and percentage of each status:
Loans current	8,299	86.8%	7,885	85.3%
Loans delinquent 31-60 days(3)	394	4.1	414	4.5
Loans delinquent 61-90 days(3)	254	2.7	263	2.8
Loans delinquent greater than 90 days(3)	611	6.4	679	7.4

Total TDR loans in repayment	9,558	100%	9,241	100%

Total TDR loans, gross	$10,832		$10,642

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

	Three Months Ended September 30,
	2016			2015
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$233	$68	$56	$339	$81	$83
Private Education Loans — Non-Traditional	21	18	11	32	26	15

Total	$254	$86	$67	$371	$107	$98

	Nine Months Ended September 30,
	2016			2015
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$861	$221	$174	$1,107	$273	$266
Private Education Loans — Non-Traditional	73	61	32	111	84	47

Total	$934	$282	$206	$1,218	$357	$313

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans. The table also discloses the amount of accrued interest on loans greater than 90 days past due as compared to our allowance for uncollectible interest.

(Dollars in millions)	Accrued Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
September 30, 2016
Private Education Loans — Traditional	$374	$23	$26
Private Education Loans — Non-Traditional	48	7	7

Total	$422	$30	$33

December 31, 2015
Private Education Loans — Traditional	$433	$27	$26
Private Education Loans — Non-Traditional	57	8	9

Total	$490	$35	$35

3.	Borrowings

The following table summarizes our borrowings.

	September 30, 2016			December 31, 2015
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,456	$13,038	$14,494	$1,120	$13,976	$15,096

Total unsecured borrowings	1,456	13,038	14,494	1,120	13,976	15,096
Secured borrowings:
FFELP Loan securitizations	—	74,269	74,269	—	77,764	77,764
Private Education Loan securitizations(1)	—	15,402	15,402	—	16,900	16,900
FFELP Loan — other facilities	—	13,582	13,582	—	16,276	16,276
Private Education Loan — other facilities	344	—	344	710	—	710
Other(2)	837	—	837	760	—	760

Total secured borrowings	1,181	103,253	104,434	1,470	110,940	112,410

Total before hedge accounting adjustments	2,637	116,291	118,928	2,590	124,916	127,506
Hedge accounting adjustments	—	249	249	(20)	(83)	(103)

Total	$2,637	$116,540	$119,177	$2,570	$124,833	$127,403

(1)

Includes $1.0 billion and $546 million of long-term debt related to the Private Education Loan asset-backed securitization repurchase facility (“Repurchase Facility”) as of September 30, 2016 and December 31, 2015, respectively.

(2)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

3.	Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of September 30, 2016 and December 31, 2015, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	September 30, 2016
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$74,269	$74,269	$74,813	$2,723	$784	$78,320
Private Education Loan securitizations(1)	—	15,402	15,402	20,505	447	282	21,234
FFELP Loan — other facilities	—	10,071	10,071	10,266	258	172	10,696
Private Education Loan — other facilities	344	—	344	520	8	16	544
Other	37	—	37	46	1	(1)	46

Total before hedge accounting adjustments	381	99,742	100,123	106,150	3,437	1,253	110,840
Hedge accounting adjustments	—	(715)	(715)	—	—	(700)	(700)

Total	$381	$99,027	$99,408	$106,150	$3,437	$553	$110,140

	December 31, 2015
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$77,764	$77,764	$78,358	$2,760	$682	$81,800
Private Education Loan securitizations(1)	—	16,900	16,900	22,014	452	323	22,789
FFELP Loan — other facilities	—	12,676	12,676	13,158	324	168	13,650
Private Education Loan — other facilities	710	—	710	1,110	17	31	1,158

Total before hedge accounting adjustments	710	107,340	108,050	114,640	3,553	1,204	119,397
Hedge accounting adjustments	—	(830)	(830)	—	—	(911)	(911)

Total	$710	$106,510	$107,220	$114,640	$3,553	$293	$118,486

(1)

Includes $1.0 billion and $546 million of long-term debt related to the Repurchase Facility as of September 30, 2016 and December 31, 2015, respectively, and $59 million and $41 million of restricted cash related to the Repurchase Facility as of September 30, 2016 and December 31, 2015, respectively.

4.	Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2015 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2015 Form 10-K for a full discussion.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2016 and December 31, 2015, and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2016 and 2015.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Sept. 30, 2016	Dec. 31, 2015	Sept. 30, 2016	Dec. 31, 2015	Sept. 30, 2016	Dec. 31, 2015	Sept. 30, 2016	Dec. 31, 2015
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$857	$694	$73	$32	$930	$726
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	18	2	—	—	18	2
Other(2)	Interest rate	—	—	—	—	1	—	1	—

Total derivative assets(3)		—	—	875	696	74	32	949	728
Derivative Liabilities:
Interest rate swaps	Interest rate	(207)	(89)	—	(3)	(65)	(68)	(272)	(160)
Floor Income Contracts	Interest rate	—	—	—	—	(293)	(365)	(293)	(365)
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	(731)	(926)	(11)	(62)	(742)	(988)
Other(2)	Interest rate	—	—	—	—	(11)	(2)	(11)	(2)

Total derivative liabilities(3)		(207)	(89)	(731)	(929)	(380)	(497)	(1,318)	(1,515)

Net total derivatives		$(207)	$(89)	$144	$(233)	$(306)	$(465)	$(369)	$(787)

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Gross position	$949	$728	$(1,318)	$(1,515)
Impact of master netting agreements	(19)	(50)	19	50

Derivative values with impact of master netting agreements (as carried on balance sheet)	930	678	(1,299)	(1,465)
Cash collateral (held) pledged	(425)	(759)	407	466

Net position	$505	$(81)	$(892)	$(999)

The above fair values include adjustments for counterparty credit risk both for when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at September 30, 2016 and December 31, 2015 by

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

$3 million and $1 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at September 30, 2016 and December 31, 2015 by $30 million and $31 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Sept. 30, 2016	Dec. 31, 2015	Sept. 30, 2016	Dec. 31, 2015	Sept. 30, 2016	Dec. 31, 2015	Sept. 30, 2016	Dec. 31, 2015
Notional Values:
Interest rate swaps	$14.7	$9.5	$12.2	$12.6	$29.0	$33.8	$55.9	$55.9
Floor Income Contracts	—	—	—	—	16.5	35.1	16.5	35.1
Cross-currency interest rate swaps	—	—	8.6	9.1	.3	.3	8.9	9.4
Other(1)	—	—	—	—	3.0	3.2	3.0	3.2

Total derivatives	$14.7	$9.5	$20.8	$21.7	$48.8	$72.4	$84.3	$103.6

(1)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended September 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Fair Value Hedges:
Interest rate swaps	$(149)	$209	$62	$83	$175	$(234)	$88	$58
Cross-currency interest rate swaps	112	(6)	(22)	(1)	(81)	35	9	28

Total fair value derivatives	(37)	203	40	82	94	(199)	97	86
Cash Flow Hedges:
Interest rate swaps	—	—	(20)	—	—	—	(20)	—

Total cash flow derivatives	—	—	(20)	—	—	—	(20)	—
Trading:
Interest rate swaps	(20)	82	14	10	—	—	(6)	92
Floor Income Contracts	113	69	(28)	(164)	—	—	85	(95)
Cross-currency interest rate swaps	6	7	(1)	(1)	—	—	5	6
Other	(3)	13	(1)	—	—	—	(4)	13

Total trading derivatives	96	171	(16)	(155)	—	—	80	16

Total	59	374	4	(73)	94	(199)	157	102
Less: realized gains (losses) recorded in interest expense	—	—	20	82	—	—	20	82

Gains (losses) on derivative and hedging activities, net	$59	$374	$(16)	$(155)	$94	$(199)	$137	$20

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

	Nine Months Ended September 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Fair Value Hedges:
Interest rate swaps	$166	$95	$201	$265	$(172)	$(111)	$195	$249
Cross-currency interest rate swaps	210	(547)	(58)	3	(135)	682	17	138

Total fair value derivatives	376	(452)	143	268	(307)	571	212	387
Cash Flow Hedges:
Interest rate swaps	—	—	(31)	—	—	—	(31)	—

Total cash flow derivatives	—	—	(31)	—	—	—	(31)	—
Trading:
Interest rate swaps	44	94	35	30	—	—	79	124
Floor Income Contracts	147	312	(222)	(489)	—	—	(75)	(177)
Cross-currency interest rate swaps	51	3	(3)	(3)	—	—	48	—
Other	(8)	9	(2)	(2)	—	—	(10)	7

Total trading derivatives	234	418	(192)	(464)	—	—	42	(46)

Total	610	(34)	(80)	(196)	(307)	571	223	341
Less: realized gains (losses) recorded in interest expense	—	—	112	268	—	—	112	268

Gains (losses) on derivative and hedging activities, net	$610	$(34)	$(192)	$(464)	$(307)	$571	$111	$73

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	September 30, 2016	December 31, 2015
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$425	$759
Securities at fair value — corporate derivatives (not recorded in the financial statements)(2)	376	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(3)	394	301

Total collateral held	$1,195	$1,060

Derivative asset at fair value including accrued interest	$1,062	$896

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$407	$466

Total collateral pledged	$407	$466

Derivative liability at fair value including accrued interest and premium receivable	$1,343	$1,395

(1)	At September 30, 2016 and December 31, 2015, $0 and $2 million, respectively, were held in restricted cash accounts.

(2)	The Company has the ability to sell or re-pledge securities it holds as collateral.

(3)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $594 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts based on our current unsecured credit rating. We are currently in an asset position with these derivative counterparties (including accrued interest and net of premiums receivable). Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

5.	Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	September 30, 2016	December 31, 2015
Accrued interest receivable, net	$1,548	$1,646
Derivatives at fair value	930	678
Income tax asset, net current and deferred	773	906
Benefit and insurance-related investments	486	491
Fixed assets, net	156	162
Accounts receivable	104	329
Other loans, net	116	70
Other	478	400

Total	$4,591	$4,682

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

Acquisition of Gila LLC

During February 2015, the Company acquired a 98 percent majority controlling interest in Gila LLC for approximately $185 million. Gila LLC is an asset recovery and business processing firm. The firm provides receivables management services and account processing solutions for state governments, agencies, court systems and municipalities. The results of operations of Gila LLC have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Services segment. Navient has not disclosed the pro forma impact of this acquisition to the results of operations for the nine months ended September 30, 2015, as the pro forma impact was deemed immaterial.

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

Acquisition of Xtend Healthcare

During October 2015, Navient acquired an 89 percent controlling interest in Xtend Healthcare for approximately $164 million. Xtend Healthcare is a healthcare revenue cycle management company that provides health insurance claims billing and account resolution, as well as patient billing and customer service. The results of operations of Xtend Healthcare have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Services segment. Navient has not disclosed the pro

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

6.	Business Combinations — Acquisition of Gila LLC and Xtend Healthcare (Continued)

forma impact of this acquisition to the results of operations for the three and nine months ended September 30, 2015, as the pro forma impact was deemed immaterial.

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

7.	Stockholders’ Equity

The following table summarizes common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Common shares repurchased(1)	14,347,974	12,075,388	47,137,636	41,919,908
Average purchase price per share	$13.95	$14.51	$12.21	$18.50
Shares repurchased related to employee stock-based compensation plans(2)	1,145,017	211,829	2,499,729	2,287,761
Average purchase price per share	$14.20	$15.46	$12.36	$20.17
Common shares issued(3)	1,558,455	563,109	4,525,047	4,781,517

(1)	Common shares purchased under our share repurchase program.

(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on September 30, 2016 was $14.47.

Dividend and Share Repurchase Program

In September 2016, June 2016 and March 2016, we paid a common stock dividend of $0.16 per share.

We repurchased 47.1 million shares of common stock for $575 million in the nine months ended September 30, 2016. The shares were repurchased under our previously disclosed share repurchase program. As of September 30, 2016, the remaining repurchase authority was $180 million. In the nine months ended September 30, 2015, we repurchased 41.9 million shares for $775 million.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

8.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
Numerator:
Net income attributable to Navient Corporation	$230	$237	$535	$711

Denominator:
Weighted average shares used to compute basic EPS	310	369	324	382
Effect of dilutive securities:
Dilutive effect of stock options, non-vested restricted stock, restricted stock units and Employee Stock Purchase Plans (“ESPPs”)(1)	6	6	5	7

Dilutive potential common shares(2)	6	6	5	7

Weighted average shares used to compute diluted EPS	316	375	329	389

Basic earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$.74	$.64	$1.65	$1.86
Discontinued operations	—	—	—	—

Total	$.74	$.64	$1.65	$1.86

Diluted earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$.73	$.63	$1.63	$1.83
Discontinued operations	—	—	—	—

Total	$.73	$.63	$1.63	$1.83

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested restricted stock, restricted stock units, and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended September 30, 2016 and 2015, stock options covering approximately 4 million and 6 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2016 and 2015, stock options covering approximately 5 million and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the three and nine months ended September 30, 2016, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

9.	Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2016				December 31, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$1	$—	$1	$—	$1	$—	$1
Other	—	3	—	3	—	4	—	4

Total available-for-sale investments	—	4	—	4	—	5	—	5
Derivative instruments:(1)
Interest rate swaps	—	904	26	930	—	709	17	726
Cross-currency interest rate swaps	—	—	18	18	—	—	2	2
Other	—	—	1	1	—	—	—	—

Total derivative assets(3)	—	904	45	949	—	709	19	728

Total	$—	$908	$45	$953	$—	$714	$19	$733

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(207)	$(65)	$(272)	$—	$(99)	$(61)	$(160)
Floor Income Contracts	—	(293)	—	(293)	—	(365)	—	(365)
Cross-currency interest rate swaps	—	(10)	(732)	(742)	—	(83)	(905)	(988)
Other	—	—	(11)	(11)	—	—	(2)	(2)

Total derivative liabilities(3)	—	(510)	(808)	(1,318)	—	(547)	(968)	(1,515)

Total	$—	$(510)	$(808)	$(1,318)	$—	$(547)	$(968)	$(1,515)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

9.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended September 30,
	2016				2015
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(37)	$(801)	$(7)	$(845)	$(82)	$(654)	$(15)	$(751)
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	(2)	64	(4)	58	40	(5)	13	48
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	23	1	24	3	3	—	6
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(39)	$(714)	$(10)	$(763)	$(39)	$(656)	$(2)	$(697)

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(2)	$87	$(3)	$82	$37	$(2)	$13	$48

	Nine Months Ended September 30,
	2016				2015
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(44)	$(903)	$(2)	$(949)	$(88)	$(117)	$(11)	$(216)
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	4	129	(10)	123	45	(538)	6	(487)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	1	60	2	63	4	(1)	3	6
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(39)	$(714)	$(10)	$(763)	$(39)	$(656)	$(2)	$(697)

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$6	$189	$(8)	$187	$42	$(536)	$9	$(485)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Gains (losses) on derivative and hedging activities, net	$81	$50	$183	$(488)
Interest expense	(23)	(2)	(60)	1

Total	$58	$48	$123	$(487)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

9.	Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at September 30, 2016	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/ LIBOR basis swaps	$8	Discounted cash flow	Bid/ask adjustment to discount rate	.02% — .05% (.05%)
Prime/LIBOR basis swaps	(47)	Discounted cash flow	Constant prepayment rate	6.2%
			Bid/ask adjustment to discount rate	.03% — .05% (.05%)
Cross-currency interest rate swaps	(714)	Discounted cash flow	Constant prepayment rate	2.8%
Other	(10)

Total	$(763)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

9.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2016			December 31, 2015
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$88,765	$90,146	$(1,381)	$94,377	$96,498	$(2,121)
Private Education Loans	23,698	24,010	(312)	25,772	26,394	(622)
Cash and investments(1)	5,882	5,882	—	5,833	5,833	—

Total earning assets	118,345	120,038	(1,693)	125,982	128,725	(2,743)

Interest-bearing liabilities
Short-term borrowings	2,648	2,637	(11)	2,569	2,570	1
Long-term borrowings	112,258	116,540	4,282	118,471	124,833	6,362

Total interest-bearing liabilities	114,906	119,177	4,271	121,040	127,403	6,363

Derivative financial instruments
Floor Income Contracts	(293)	(293)	—	(365)	(365)	—
Interest rate swaps	658	658	—	566	566	—
Cross-currency interest rate swaps	(724)	(724)	—	(986)	(986)	—
Other	(10)	(10)	—	(2)	(2)	—

Excess of net asset fair value over carrying value			$2,578			$3,620

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $4 million and $4 million at September 30, 2016 and December 31, 2015, respectively, versus a fair value of $4 million and $5 million at September 30, 2016 and December 31, 2015, respectively.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

10.	Commitments and Contingencies (Continued)

The NSI Order also required NSI to ensure proper servicing for service members and proper application of SCRA benefits under a revised and broader definition of eligibility than previously required by the statute and regulatory guidance and to make changes to billing statements and late fee practices. These changes to billing statements and late fee practices have already been implemented. NSI also decided to voluntarily make restitution of certain late fees to all other customers whose loans were neither owned nor originated by Sallie Mae Bank. They were calculated in the same manner as that which was required under the FDIC Orders and are estimated to be $42 million. The process to refund these fees as well as amounts from the restitution fund is complete.

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

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of September 30, 2016, substantially all of this amount had been paid or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until all of the work under the various consent orders has been completed and the consent orders are lifted.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

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

In addition, Navient and its subsidiaries are subject to examination or regulation by the SEC, CFPB, FDIC, ED and various state agencies as part of its ordinary course of business. Items or matters similar to or different from those described above may arise during the course of those examinations. We also routinely receive inquiries or requests from various regulatory entities or bodies or government agencies concerning our business or our assets. The Company endeavors to cooperate with each such inquiry or request.

Under the terms of the Separation Agreement, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, all liabilities arising out of the regulatory matters mentioned above, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient has no additional reserves related to indemnification matters with SLM BankCo as of September 30, 2016.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. On September 25, 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG on August 3, 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. In August 2016, we filed our notice of appeal relating to this Final Audit Determination to the Administrative Actions and Appeals Service Group of ED. This matter remains open. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 as part of the total reserve for pending regulatory matters discussed previously and does not believe, at this time, that an adverse ruling would have a material effect on the Company as a whole.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

10.	Commitments and Contingencies (Continued)

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

The following table includes GAAP basis asset information for our FFELP Loans segment.

(Dollars in millions)	September 30, 2016	December 31, 2015
FFELP Loans, net	$90,146	$96,498
Cash and investments(1)	3,260	3,572
Other	1,954	2,015

Total assets	$95,360	$102,085

(1)	Includes restricted cash and investments.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

11.	Segment Reporting (Continued)

The following table includes GAAP basis asset information for our Private Education Loans segment.

(Dollars in millions)	September 30, 2016	December 31, 2015
Private Education Loans, net	$24,010	$26,394
Cash and investments(1)	713	596
Other	1,946	1,988

Total assets	$26,669	$28,978

(1)	Includes restricted cash and investments.

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

At September 30, 2016 and December 31, 2015, the Business Services segment had total assets of $638 million and $657 million, respectively, on a GAAP basis.

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

At September 30, 2016 and December 31, 2015, the Other segment had total assets of $2.6 billion and $2.4 billion, respectively, on a GAAP basis.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

11.	Segment Reporting (Continued)

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for three items, discussed below, that are either related to the Spin-Off or create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the three items we remove to result in our “Core Earnings” presentations are:

1.	The financial results attributable to the operations of SLM BankCo prior to the Spin-Off and related restructuring and other reorganization expense incurred in connection with the Spin-Off, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off. For GAAP purposes, Navient reflected the deemed distribution of SLM BankCo on April 30, 2014. For “Core Earnings,” we exclude the consumer banking business (SLM BankCo) as if it had never been a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014;

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

11.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$617	$401	$—	$—	$—	$1,018	$28	$(14)	$14	$1,032
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	4	—	—	1	—	5	—	—	—	5

Total interest income	621	401	—	3	—	1,025	28	(14)	14	1,039
Total interest expense	413	178	—	29	—	620	7	—	7	627

Net interest income (loss)	208	223	—	(26)	—	405	21	(14)	7	412
Less: provisions for loan losses	13	92	—	1	—	106	—	—	—	106

Net interest income (loss) after provisions for loan losses	195	131	—	(27)	—	299	21	(14)	7	306
Other income (loss):
Servicing revenue	13	4	155	—	(96)	76	—	—	—	76
Asset recovery and business processing revenue	—	—	97	—	—	97	—	—	—	97
Other income (loss)	—	—	—	5	—	5	(21)	153	132	137
Gains on debt repurchases	—	—	—	1	—	1	—	—	—	1

Total other income (loss)	13	4	252	6	(96)	179	(21)	153	132	311
Expenses:
Direct operating expenses	99	40	124	10	(96)	177	—	—	—	177
Overhead expenses	—	—	—	51	—	51	—	—	—	51

Operating expenses	99	40	124	61	(96)	228	—	—	—	228
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	12	12	12
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	—	—	—

Total expenses	99	40	124	61	(96)	228	—	12	12	240

Income (loss) from continuing operations, before income tax expense (benefit)	109	95	128	(82)	—	250	—	127	127	377
Income tax expense (benefit)(3)	40	35	47	(29)	—	93	—	54	54	147

Net income (loss) from continuing operations	69	60	81	(53)	—	157	—	73	73	230
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$69	$60	$81	$(53)	$—	$157	$—	$73	$73	$230

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2016
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$7	$—	$7
Total other income (loss)	—	132	—	132
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	12	12
Restructuring and other reorganization expenses	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$—	$139	$(12)	127

Income tax expense (benefit)				54

Net income (loss)				$73

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

11.	Segment Reporting (Continued)

	Three Months Ended September 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$526	$444	$—	$—	$—	$970	$164	$(60)	$104	$1,074
Other loans	—	—	—	1	—	1	—	—	—	1
Cash and investments	2	—	—	—	—	2	—	—	—	2

Total interest income	528	444	—	1	—	973	164	(60)	104	1,077
Total interest expense	317	170	—	26	—	513	11	—	11	524

Net interest income (loss)	211	274	—	(25)	—	460	153	(60)	93	553
Less: provisions for loan losses	7	117	—	(1)	—	123	—	—	—	123

Net interest income (loss) after provisions for loan losses	204	157	—	(24)	—	337	153	(60)	93	430
Other income (loss):
Servicing revenue	16	5	161	—	(106)	76	—	—	—	76
Asset recovery and business processing revenue	—	—	85	—	—	85	—	—	—	85
Other income (loss)	—	—	2	3	—	5	(153)	168	15	20
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	16	5	248	3	(106)	166	(153)	168	15	181
Expenses:
Direct operating expenses	109	39	123	9	(106)	174	—	—	—	174
Overhead expenses	—	—	—	54	—	54	—	—	—	54

Operating expenses	109	39	123	63	(106)	228	—	—	—	228
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	3	3	3
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	—	—	—

Total expenses	109	39	123	63	(106)	228	—	3	3	231

Income (loss) from continuing operations, before income tax expense (benefit)	111	123	125	(84)	—	275	—	105	105	380
Income tax expense (benefit)(3)	41	46	46	(31)	—	102	—	42	42	144

Net income (loss) from continuing operations	70	77	79	(53)	—	173	—	63	63	236
Income from discontinued operations, net of tax expense	—	—	—	1	—	1	—	—	—	1

Net income (loss)	$70	$77	$79	$(52)	$—	$174	$—	$63	$63	$237

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$93	$—	$93
Total other income (loss)	—	15	—	15
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	3	3
Restructuring and other reorganization expenses	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$—	$108	$(3)	105

Income tax expense (benefit)				42

Net income (loss)				$63

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

11.	Segment Reporting (Continued)

	Nine Months Ended September 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$1,760	$1,213	$—	$—	$—	$2,973	$222	$(99)	$123	$3,096
Other loans	—	—	—	5	—	5	—	—	—	5
Cash and investments	12	2	—	3	—	17	—	—	—	17

Total interest income	1,772	1,215	—	8	—	2,995	222	(99)	123	3,118
Total interest expense	1,159	522	—	85	—	1,766	25	—	25	1,791

Net interest income (loss)	613	693	—	(77)	—	1,229	197	(99)	98	1,327
Less: provisions for loan losses	30	296	—	1	—	327	—	—	—	327

Net interest income (loss) after provisions for loan losses	583	397	—	(78)	—	902	197	(99)	98	1,000
Other income (loss):
Servicing revenue	45	11	470	—	(296)	230	—	—	—	230
Asset recovery and business processing revenue	—	—	288	—	—	288	—	—	—	288
Other income (loss)	—	—	2	10	—	12	(197)	260	63	75
Gains on debt repurchases	—	—	—	1	—	1	—	—	—	1

Total other income (loss)	45	11	760	11	(296)	531	(197)	260	63	594
Expenses:
Direct operating expenses	305	124	383	22	(296)	538	—	—	—	538
Overhead expenses	—	—	—	168	—	168	—	—	—	168

Operating expenses	305	124	383	190	(296)	706	—	—	—	706
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	22	22	22
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	—	—	—

Total expenses	305	124	383	190	(296)	706	—	22	22	728

Income (loss) from continuing operations, before income tax expense (benefit)	323	284	377	(257)	—	727	—	139	139	866
Income tax expense (benefit)(3)	120	105	140	(96)	—	269	—	62	62	331

Net income (loss) from continuing operations	203	179	237	(161)	—	458	—	77	77	535
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$203	$179	$237	$(161)	$—	$458	$—	$77	$77	$535

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2016
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$98	$—	$98
Total other income (loss)	—	63	—	63
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	22	22
Restructuring and other reorganization expenses	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$—	$161	$(22)	139

Income tax expense (benefit)				62

Net income (loss)				$77

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

11.	Segment Reporting (Continued)

	Nine Months Ended September 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifi- cations	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$1,581	$1,335	$—	$—	$—	$2,916	$489	$(178)	$311	$3,227
Other loans	—	—	—	5	—	5	—	—	—	5
Cash and investments	5	—	—	1	—	6	—	—	—	6

Total interest income	1,586	1,335	—	6	—	2,927	489	(178)	311	3,238
Total interest expense	928	514	—	84	—	1,526	27	—	27	1,553

Net interest income (loss)	658	821	—	(78)	—	1,401	462	(178)	284	1,685
Less: provisions for loan losses	19	428	—	(1)	—	446	—	—	—	446

Net interest income (loss) after provisions for loan losses	639	393	—	(77)	—	955	462	(178)	284	1,239
Other income (loss):
Servicing revenue	78	17	487	—	(324)	258	—	—	—	258
Asset recovery and business processing revenue	—	—	273	—	—	273	—	—	—	273
Other income (loss)	—	—	4	11	—	15	(462)	535	73	88
Gains on sales of loans and investments	12	—	—	—	—	12	—	—	—	12
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	90	17	764	11	(324)	558	(462)	535	73	631
Expenses:
Direct operating expenses	336	127	355	20	(324)	514	—	—	—	514
Overhead expenses	—	—	—	169	—	169	—	—	—	169

Operating expenses	336	127	355	189	(324)	683	—	—	—	683
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	7	7	7
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	32	32	32

Total expenses	336	127	355	189	(324)	683	—	39	39	722

Income (loss) from continuing operations, before income tax expense (benefit)	393	283	409	(255)	—	830	—	318	318	1,148
Income tax expense (benefit)(3)	146	105	152	(95)	—	308	—	130	130	438

Net income (loss) from continuing operations	247	178	257	(160)	—	522	—	188	188	710
Income from discontinued operations, net of tax expense	—	—	—	1	—	1	—	—	—	1

Net income (loss)	$247	$178	$257	$(159)	$—	$523	$—	$188	$188	$711

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$284	$—	$284
Total other income (loss)	—	73	—	73
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	7	7
Restructuring and other reorganization expenses	32	—	—	32

Total “Core Earnings” adjustments to GAAP	$(32)	$357	$(7)	318

Income tax expense (benefit)				130

Net income (loss)				$188

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2016 and for the three and nine months ended

September 30, 2016 and 2015 is unaudited) (Continued)

11.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off(1)	$—	$—	$—	$(32)
Net impact of derivative accounting(2)	139	108	161	357
Net impact of goodwill and acquired intangibles assets(3)	(12)	(3)	(22)	(7)
Net tax effect(4)	(54)	(42)	(62)	(130)

Total “Core Earnings” adjustments to GAAP	$73	$63	$77	$188

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

As of September 30, 2016, Navient’s principal assets consisted of:

•	$90.1 billion in FFELP Loans, with a net interest margin of 0.87 percent for the quarter ended September 30, 2016 on a “Core Earnings” basis and a weighted average life of 7.1 years;

•	$24.0 billion in Private Education Loans, with a net interest margin of 3.48 percent for the quarter ended September 30, 2016 on a “Core Earnings” basis and a weighted average life of 6.5 years;

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

Strengths and Opportunities

Navient possesses a number of competitive advantages that distinguish it from its competitors, including:

Large, high quality asset base generating significant and predictable cash flows. At September 30, 2016, Navient’s $114.2 billion education loan portfolio is 76 percent funded to term and is expected to produce consistent and predictable cash flows over the remaining life of the portfolio. Navient’s $90.1 billion portfolio of FFELP Loans bears a maximum 3 percent loss exposure due to the federal guaranty. Navient’s $24.0 billion portfolio of Private Education Loans bears the full credit risk of the borrower and any cosigner. Navient expects that cash flows from its FFELP Loan and Private Education Loan portfolios will significantly exceed future debt service obligations.

Efficient and large scale operating platforms. Navient is the largest servicer of education loans, servicing over $300 billion in education loans for more than 12 million customers. Navient’s inventory of contingent asset recovery receivables is $19.9 billion as of September 30, 2016 and provides services to over 1,000 public and private sector clients. Navient has demonstrated scalable infrastructure with capacity to add volume at a low cost. Navient’s market share and tested infrastructure make it well-positioned to expand its businesses to additional clients and asset types.

Superior performance. Navient has demonstrated superior default prevention performance and industry-leading asset recovery services. The combined portfolio of federal loans serviced by Navient experienced a Cohort Default Rate (“CDR”) of 8 percent, which is 31 percent lower than peers, as calculated from the most recent CDR released by ED in September 2016. We are consistently a top performer in our asset recovery business and deliver superior service to our public and private sector clients.

Commitment to compliance and customer centricity. Navient fosters a robust compliance culture driven by a “customer first” approach. We invest in rigorous training programs, internal and external auditing, escalated service tracking and analysis, and customer research to enhance our compliance and customer service.

Strong capital return. As a result of our significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases. In December 2014, Navient’s board of directors authorized $1 billion to be utilized in a new common share repurchase program effective January 1, 2015, and in December 2015, our board authorized an additional $700 million for common share repurchases. Navient increased its quarterly dividend amount from $0.15 per share to $0.16 per share effective for its first-quarter 2015 dividends. For the nine months ended September 30, 2016, we paid $154 million in dividends on shares of our common stock and repurchased 47.1 million shares of our common stock for $575 million. As of September 30, 2016, the remaining common share repurchase authority was $180 million.

Meaningful growth opportunities. Navient will pursue opportunistic acquisitions of FFELP and Private Education Loan portfolios. During the nine months ended September 30, 2016, Navient acquired $2.8 billion of education loans. Navient will also pursue additional third-party servicing, asset recovery and business processing contracts. In February 2015, Navient completed the acquisition of Gila LLC (commonly known as Municipal Services Bureau, or MSB), an asset recovery and business processing firm. The firm provides receivables management services and account processing solutions for state governments, agencies, court systems and municipalities. In October 2015, Navient completed the acquisition of Xtend Healthcare, a health care revenue cycle management company. The firm provides health insurance claims billing and account resolution, as well as patient billing and customer service. The acquisition leverages Navient’s asset recovery and business processing capabilities into the health care payments sector. Navient intends to leverage its large-scale operating platforms, superior default prevention and asset recovery performance, operating efficiency and regulatory compliance and risk management infrastructure in growing these business lines and in pursuing other growth opportunities.

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

We have been a partner in ED’s campaign to inform federal education loan customers about various income-driven repayment (“IDR”) plans, and have played a leadership role in helping customers understand their options so they can make an informed choice. We promote awareness of federal repayment plan options through more than 170 million communications annually, including mail, email, phone calls, videos, and text messages. As of September 30, 2016, more than one in five federal borrowers and more than 40 percent of dollar volume serviced by Navient (excluding Parent PLUS loans that are not eligible for IDR) were enrolled in an IDR plan.

We also find that customers who have fallen behind benefit from our outreach and assistance. In fact, nine times out of 10 when we can reach federal loan customers who have missed payments, we can identify a solution to help them avoid default.

For those who need it, Navient launched its highly successful private loan modification program in 2009. As of September 30, 2016, $2.7 billion of our Private Education Loans were enrolled in the interest rate reduction component of our modification program, helping customers have a more affordable monthly payment while making progress in repaying the principal loan balance.

Our Private Education Loan charge-off rate fell to 1.9 percent for the third-quarter 2016 and we saw lower delinquency, forbearance and default rates for the federal loans we service compared with third-quarter 2015. As of September 30, 2016, Navient’s total delinquency rate for FFELP and charge-off rate for Private Education Loans were at their lowest levels since 2006.

We continually make enhancements designed to help our customers, drawing from a variety of inputs including customer surveys, analysis of customer inquiries and complaint data, regulator commentary, and website activity. We regularly use customer and employee research panels to gather real-time feedback to inform enhancements underway.

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

We also continue to offer free resources to help customers and the general public build knowledge on personal finance topics, and we make recommendations for reforms to enhance student loan repayment success. We offer “Path to Success,” a series of financial literacy videos. We also conduct a national research study, “Money Under 35,” which measures the financial health of Americans ages 22 to 35.

Selected Historical Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
GAAP Basis
Net income attributable to Navient Corporation	$230	$237	$535	$711
Diluted earnings per common share attributable to Navient Corporation	$.73	$.63	$1.63	$1.83
Weighted average shares used to compute diluted earnings per common share	316	375	329	389
Net interest margin, FFELP Loans	.92%	1.20%	1.00%	1.21%
Net interest margin, Private Education Loans	3.44%	3.68%	3.45%	3.64%
Return on assets	.75%	.70%	.57%	.69%
Ending FFELP Loans, net	$90,146	$98,468	$90,146	$98,468
Ending Private Education Loans, net	24,010	27,323	24,010	27,323

Ending total education loans, net	$114,156	$125,791	$114,156	$125,791

Average FFELP Loans	$91,502	$99,367	$93,700	$101,415
Average Private Education Loans	24,948	28,383	25,738	29,225

Average total education loans	$116,450	$127,750	$119,438	$130,640

“Core Earnings” Basis(1)
Net income attributable to Navient Corporation	$157	$174	$458	$523
Diluted earnings per common share attributable to Navient Corporation	$.50	$.47	$1.39	$1.34
Weighted average shares used to compute diluted earnings per common share	316	375	329	389
Net interest margin, FFELP Loans	.87%	.81%	.84%	.83%
Net interest margin, Private Education Loans	3.48%	3.77%	3.51%	3.68%
Return on assets	.51%	.52%	.49%	.51%
Ending FFELP Loans, net	$90,146	$98,468	$90,146	$98,468
Ending Private Education Loans, net	24,010	27,323	24,010	27,323

Ending total education loans, net	$114,156	$125,791	$114,156	$125,791

Average FFELP Loans	$91,502	$99,367	$93,700	$101,415
Average Private Education Loans	24,948	28,383	25,738	29,225

Average total education loans	$116,450	$127,750	$119,438	$130,640

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the three and nine months ended September 30, 2016.

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

Third-Quarter 2016 Summary of Results

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

Third-quarter 2016 GAAP net income was $230 million ($0.73 diluted earnings per share), versus net income of $237 million ($0.63 diluted earnings per share) in the third-quarter 2015. The changes in GAAP net income are impacted by the same items in “Core Earnings” that are discussed below, as well as changes in net income attributable to (1) restructuring and reorganization expense incurred in connection with the Spin-Off of Navient from SLM Corporation on April 30, 2014, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off, (2) unrealized, mark-to-market gains/losses on derivatives and (3) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP but have not been included in

“Core Earnings” results. Third-quarter 2016 GAAP results included gains of $139 million from derivative accounting treatment that are excluded from “Core Earnings” results, compared with gains of $108 million in the year-ago period. See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” for a complete reconciliation between GAAP net income and “Core Earnings.”

“Core Earnings” for the quarter were $157 million ($0.50 diluted earnings per share), compared with $174 million ($0.47 diluted earnings per share) for the year-ago quarter. The increase in diluted “Core Earnings” per share was primarily the result of a $17 million reduction in the provision for loan losses, a $12 million increase in asset recovery and business processing revenue, and common share repurchases, partially offset by a $55 million reduction in net interest income. Third-quarter 2016 and 2015 diluted “Core Earnings” per share were $0.51 and $0.48, respectively, excluding regulatory-related costs of $6 million and $8 million, respectively.

During the first nine months of 2016, we:

•	acquired $2.8 billion of education loans;

•	issued $3.9 billion of FFELP asset-backed securities (“ABS”) and $488 million of Private Education Loan ABS;

•	closed on a $478 million Private Education Loan ABS Repurchase Facility;

•	increased our FFELP asset-backed commercial paper (“ABCP”) facility from $7.0 billion to $7.5 billion and extended its maturity date from March 2017 to March 2018;

•	extended our Private Education Loan ABCP facility from June 2016 to June 2017; the maximum financing amount decreased to $750 million from $1 billion;

•	issued $1.3 billion in unsecured debt;

•	retired or repurchased $1.8 billion of our senior unsecured debt;

•	repurchased 47.1 million common shares for $575 million on the open market; and

•	paid $154 million in common dividends.

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

GAAP Statements of Income (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2016	2015	$	%	2016	2015	$	%
Interest income:
FFELP Loans	$631	$630	$1	—%	$1,883	$1,892	$(9)	—%
Private Education Loans	401	444	(43)	(10)	1,213	1,335	(122)	(9)
Other loans	2	1	1	100	5	5	—	—
Cash and investments	5	2	3	150	17	6	11	183

Total interest income	1,039	1,077	(38)	(4)	3,118	3,238	(120)	(4)
Total interest expense	627	524	103	20	1,791	1,553	238	15

Net interest income	412	553	(141)	(25)	1,327	1,685	(358)	(21)
Less: provisions for loan losses	106	123	(17)	(14)	327	446	(119)	(27)

Net interest income after provisions for loan losses	306	430	(124)	(29)	1,000	1,239	(239)	(19)
Other income (loss):
Servicing revenue	76	76	—	—	230	258	(28)	(11)
Asset recovery and business processing revenue	97	85	12	14	288	273	15	5
Other income (loss)	—	—	—	—	(36)	15	(51)	(340)
Gains on sales of loans and investments	—	—	—	—	—	12	(12)	(100)
Gains on debt repurchases	1	—	1	100	1	—	1	100
Gains (losses) on derivative and hedging activities, net	137	20	117	585	111	73	38	52

Total other income	311	181	130	72	594	631	(37)	(6)
Expenses:
Operating expenses	228	228	—	—	706	683	23	3
Goodwill and acquired intangible asset impairment and amortization expense	12	3	9	300	22	7	15	214
Restructuring and other reorganization expenses	—	—	—	—	—	32	(32)	(100)

Total expenses	240	231	9	4	728	722	6	1

Income from continuing operations, before income tax expense	377	380	(3)	(1)	866	1,148	(282)	(25)
Income tax expense	147	144	3	2	331	438	(107)	(24)

Net income from continuing operations	230	236	(6)	(3)	535	710	(175)	(25)
Income from discontinued operations, net of tax expense	—	1	(1)	(100)	—	1	(1)	(100)

Net income	230	237	(7)	(3)	535	711	(176)	(25)
Less: net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—	—

Net income attributable to Navient Corporation	$230	$237	$(7)	(3)%	$535	$711	$(176)	(25)%

Basic earnings per common share attributable to Navient Corporation	$.74	$.64	$.10	16%	$1.65	$1.86	$(.21)	(11)%

Diluted earnings per common share attributable to Navient Corporation	$.73	$.63	$.10	16%	$1.63	$1.83	$(.20)	(11)%

Dividends per common share attributable to Navient Corporation	$.16	$.16	$—	—%	$.48	$.48	$—	—%

Consolidated Earnings Summary — GAAP basis

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

For the three months ended September 30, 2016, net income was $230 million, or $0.73 diluted earnings per common share, compared with net income of $237 million, or $0.63 diluted earnings per common share, for the three months ended September 30, 2015. The increase in diluted earnings per share was primarily due to a $117 million increase in net gains (losses) on derivative and hedging activities, a $17 million decrease in the provision for loan losses, a $12 million increase in asset recovery and business processing revenue, and common share repurchases. This was partially offset by a $141 million decrease in net interest income.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•	Net interest income decreased by $141 million, as a result of the amortization of the education loan balance and a decline in the net interest margin.

•

Provisions for loan losses decreased $17 million from the year-ago quarter as a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends, all of which led to decreases in expected future charge-offs.

•

Asset recovery and business processing revenue increased $12 million. This increase was primarily due to additional revenue from Gila LLC (acquired in February 2015) and from Xtend Healthcare (acquired in October 2015), which was offset by a reduction in revenue related to a decrease in education loan-related asset recovery volume.

•

Net gains (losses) on derivative and hedging activities increased $117 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•

Third-quarter 2016 and 2015 expenses included regulatory-related costs of $6 million and $8 million, respectively. Excluding these regulatory-related costs, third-quarter 2016 operating expenses were $222 million, a $2 million increase from the year-ago quarter. This increase was due to an increase in operating costs related to Gila LLC (acquired in February 2015) and to Xtend Healthcare (acquired in October 2015). Excluding these acquisitions, operating expenses decreased 7 percent primarily as a result of a general reduction in costs related to the implementation of various efficiency initiatives.

We repurchased 14.3 million shares and 12.1 million shares of our common stock during the three months ended September 30, 2016 and 2015, respectively, as part of our common share repurchase program. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 59 million common shares from the year-ago quarter.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016, net income was $535 million, or $1.63 diluted earnings per common share, compared with net income of $711 million, or $1.83 diluted earnings per common share, for the nine months ended September 30, 2015. The decrease in diluted earnings per share was primarily due to a $358 million decrease in net interest income, a $51 million decrease in other income, a $28 million decrease in servicing revenue, a $23 million increase in operating expenses and a $12 million decrease in gains on sales of loans. This was partially offset by a $119 million decrease in the provision for loan losses, a $38 million increase in net gains (losses) on derivative and hedging activities, a $32 million decrease in restructuring and other reorganization expenses, and a $15 million increase in asset recovery and business processing revenue.

The primary contributors to each of the identified drivers of changes in net income for the current nine-month period compared with the year-ago nine-month period are as follows:

•	Net interest income decreased by $358 million, as a result of the amortization of the education loan balance and a decline in the net interest margin.

•

Provisions for loan losses decreased $119 million from the year-ago period as a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends, all of which led to decreases in expected future charge-offs. The provision for loan losses was elevated in the year-ago period due to an increase in the amount of loans exiting deferment status in 2014 over prior years and those loans experiencing unfavorable credit trends compared to loans that exited deferment in prior years.

•	Servicing revenue decreased by $28 million primarily due to a benefit recorded in the year-ago period as a result of increasing our recovery expectation on previously assessed servicing fees.

•

Asset recovery and business processing revenue increased $15 million. This increase was primarily due to additional revenue from Gila LLC (acquired in February 2015) and from Xtend Healthcare (acquired in October 2015), which was offset by a reduction in revenue related to a legislative reduction in certain education loan-related fees earned as well as a decrease in education loan-related asset recovery volume.

•

Other income decreased $51 million primarily due to a reduction in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•

Gains on sales of loans and investments decreased $12 million as a result of $12 million in gains on the sale of $383 million of FFELP Loans in the year-ago period. There were no sales in the current period.

•

Net gains (losses) on derivative and hedging activities increased $38 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•

In the first nine months of 2016 and 2015, we recorded regulatory-related costs of $14 million and $12 million, respectively. Excluding these regulatory-related costs, operating expenses were $692 million, a $21 million increase from the year-ago period. This increase was due to an increase in operating costs related to Gila LLC (acquired in February 2015) and to Xtend Healthcare (acquired in October 2015). Excluding these acquisitions, operating expenses decreased 7 percent primarily as a result of a general reduction in costs related to the implementation of various efficiency initiatives.

•

Goodwill and acquired intangible asset impairment and amortization expense increased $15 million primarily as a result of the intangible assets and related amortization from our acquisitions of Gila LLC and Xtend Healthcare.

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

We repurchased 47.1 million shares and 41.9 million shares of our common stock during the nine months ended September 30, 2016 and 2015, respectively, as part of our common share repurchase program. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 60 million common shares from the year-ago period.

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

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for three items, discussed below, that are either related to the Spin-Off or create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the three items we remove to result in our “Core Earnings” presentations are:

1.	The financial results attributable to the operations of SLM BankCo prior to the Spin-Off and related restructuring and reorganization expense incurred in connection with the Spin-Off, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off. For GAAP purposes, Navient reflected the deemed distribution of SLM BankCo on April 30, 2014. For “Core Earnings,” we exclude the consumer banking business (SLM BankCo) as if it had never been a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014;

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

	Three Months Ended September 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$617	$401	$—	$—	$—	$1,018	$28	$(14)	$14	$1,032
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	4	—	—	1	—	5	—	—	—	5

Total interest income	621	401	—	3	—	1,025	28	(14)	14	1,039
Total interest expense	413	178	—	29	—	620	7	—	7	627

Net interest income (loss)	208	223	—	(26)	—	405	21	(14)	7	412
Less: provisions for loan losses	13	92	—	1	—	106	—	—	—	106

Net interest income (loss) after provisions for loan losses	195	131	—	(27)	—	299	21	(14)	7	306
Other income (loss):
Servicing revenue	13	4	155	—	(96)	76	—	—	—	76
Asset recovery and business processing revenue	—	—	97	—	—	97	—	—	—	97
Other income (loss)	—	—	—	5	—	5	(21)	153	132	137
Gains on debt repurchases	—	—	—	1	—	1	—	—	—	1

Total other income (loss)	13	4	252	6	(96)	179	(21)	153	132	311
Expenses:
Direct operating expenses	99	40	124	10	(96)	177	—	—	—	177
Overhead expenses	—	—	—	51	—	51	—	—	—	51

Operating expenses	99	40	124	61	(96)	228	—	—	—	228
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	12	12	12
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	—	—	—

Total expenses	99	40	124	61	(96)	228	—	12	12	240

Income (loss) from continuing operations, before income tax expense (benefit)	109	95	128	(82)	—	250	—	127	127	377
Income tax expense (benefit)(3)	40	35	47	(29)	—	93	—	54	54	147

Net income (loss) from continuing operations	69	60	81	(53)	—	157	—	73	73	230
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$69	$60	$81	$(53)	$—	$157	$—	$73	$73	$230

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2016
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$7	$—	$7
Total other income (loss)	—	132	—	132
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	12	12
Restructuring and other reorganization expenses	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$—	$139	$(12)	127

Income tax expense (benefit)				54

Net income (loss)				$73

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended September 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$526	$444	$—	$—	$—	$970	$164	$(60)	$104	$1,074
Other loans	—	—	—	1	—	1	—	—	—	1
Cash and investments	2	—	—	—	—	2	—	—	—	2

Total interest income	528	444	—	1	—	973	164	(60)	104	1,077
Total interest expense	317	170	—	26	—	513	11	—	11	524

Net interest income (loss)	211	274	—	(25)	—	460	153	(60)	93	553
Less: provisions for loan losses	7	117	—	(1)	—	123	—	—	—	123

Net interest income (loss) after provisions for loan losses	204	157	—	(24)	—	337	153	(60)	93	430
Other income (loss):
Servicing revenue	16	5	161	—	(106)	76	—	—	—	76
Asset recovery and business processing revenue	—	—	85	—	—	85	—	—	—	85
Other income (loss)	—	—	2	3	—	5	(153)	168	15	20
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	16	5	248	3	(106)	166	(153)	168	15	181
Expenses:
Direct operating expenses	109	39	123	9	(106)	174	—	—	—	174
Overhead expenses	—	—	—	54	—	54	—	—	—	54

Operating expenses	109	39	123	63	(106)	228	—	—	—	228
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	3	3	3
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	—	—	—

Total expenses	109	39	123	63	(106)	228	—	3	3	231

Income (loss) from continuing operations, before income tax expense (benefit)	111	123	125	(84)	—	275	—	105	105	380
Income tax expense (benefit)(3)	41	46	46	(31)	—	102	—	42	42	144

Net income (loss) from continuing operations	70	77	79	(53)	—	173	—	63	63	236
Income from discontinued operations, net of tax expense	—	—	—	1	—	1	—	—	—	1

Net income (loss)	$70	$77	$79	$(52)	$—	$174	$—	$63	$63	$237

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$93	$—	$93
Total other income (loss)	—	15	—	15
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	3	3
Restructuring and other reorganization expenses	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$—	$108	$(3)	105

Income tax expense (benefit)				42

Net income (loss)				$63

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$1,760	$1,213	$—	$—	$—	$2,973	$222	$(99)	$123	$3,096
Other loans	—	—	—	5	—	5	—	—	—	5
Cash and investments	12	2	—	3	—	17	—	—	—	17

Total interest income	1,772	1,215	—	8	—	2,995	222	(99)	123	3,118
Total interest expense	1,159	522	—	85	—	1,766	25	—	25	1,791

Net interest income (loss)	613	693	—	(77)	—	1,229	197	(99)	98	1,327
Less: provisions for loan losses	30	296	—	1	—	327	—	—	—	327

Net interest income (loss) after provisions for loan losses	583	397	—	(78)	—	902	197	(99)	98	1,000
Other income (loss):
Servicing revenue	45	11	470	—	(296)	230	—	—	—	230
Asset recovery and business processing revenue	—	—	288	—	—	288	—	—	—	288
Other income (loss)	—	—	2	10	—	12	(197)	260	63	75
Gains on debt repurchases	—	—	—	1	—	1	—	—	—	1

Total other income (loss)	45	11	760	11	(296)	531	(197)	260	63	594
Expenses:
Direct operating expenses	305	124	383	22	(296)	538	—	—	—	538
Overhead expenses	—	—	—	168	—	168	—	—	—	168

Operating expenses	305	124	383	190	(296)	706	—	—	—	706
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	22	22	22
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	—	—	—

Total expenses	305	124	383	190	(296)	706	—	22	22	728

Income (loss) from continuing operations, before income tax expense (benefit)	323	284	377	(257)	—	727	—	139	139	866
Income tax expense (benefit)(3)	120	105	140	(96)	—	269	—	62	62	331

Net income (loss) from continuing operations	203	179	237	(161)	—	458	—	77	77	535
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$203	$179	$237	$(161)	$—	$458	$—	$77	$77	$535

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2016
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$98	$—	$98
Total other income (loss)	—	63	—	63
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	22	22
Restructuring and other reorganization expenses	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$—	$161	$(22)	139

Income tax expense (benefit)				62

Net income (loss)				$77

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$1,581	$1,335	$—	$—	$—	$2,916	$489	$(178)	$311	$3,227
Other loans	—	—	—	5	—	5	—	—	—	5
Cash and investments	5	—	—	1	—	6	—	—	—	6

Total interest income	1,586	1,335	—	6	—	2,927	489	(178)	311	3,238
Total interest expense	928	514	—	84	—	1,526	27	—	27	1,553

Net interest income (loss)	658	821	—	(78)	—	1,401	462	(178)	284	1,685
Less: provisions for loan losses	19	428	—	(1)	—	446	—	—	—	446

Net interest income (loss) after provisions for loan losses	639	393	—	(77)	—	955	462	(178)	284	1,239
Other income (loss):
Servicing revenue	78	17	487	—	(324)	258	—	—	—	258
Asset recovery and business processing revenue	—	—	273	—	—	273	—	—	—	273
Other income (loss)	—	—	4	11	—	15	(462)	535	73	88
Gains on sales of loans and investments	12	—	—	—	—	12	—	—	—	12
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	90	17	764	11	(324)	558	(462)	535	73	631
Expenses:
Direct operating expenses	336	127	355	20	(324)	514	—	—	—	514
Overhead expenses	—	—	—	169	—	169	—	—	—	169

Operating expenses	336	127	355	189	(324)	683	—	—	—	683
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	7	7	7
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	32	32	32

Total expenses	336	127	355	189	(324)	683	—	39	39	722

Income (loss) from continuing operations, before income tax expense (benefit)	393	283	409	(255)	—	830	—	318	318	1,148
Income tax expense (benefit)(3)	146	105	152	(95)	—	308	—	130	130	438

Net income (loss) from continuing operations	247	178	257	(160)	—	522	—	188	188	710
Income from discontinued operations, net of tax expense	—	—	—	1	—	1	—	—	—	1

Net income (loss)	$247	$178	$257	$(159)	$—	$523	$—	$188	$188	$711

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$284	$—	$284
Total other income (loss)	—	73	—	73
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	7	7
Restructuring and other reorganization expenses	32	—	—	32

Total “Core Earnings” adjustments to GAAP	$(32)	$357	$(7)	318

Income tax expense (benefit)				130

Net income (loss)				$188

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Differences between “Core Earnings” and GAAP

The following discussion summarizes the differences between “Core Earnings” and GAAP net income and details each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
“Core Earnings” net income attributable to Navient Corporation	$157	$174	$458	$523
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off	—	—	—	(32)
Net impact of derivative accounting	139	108	161	357
Net impact of goodwill and acquired intangible assets	(12)	(3)	(22)	(7)
Net tax effect	(54)	(42)	(62)	(130)

Total “Core Earnings” adjustments to GAAP	73	63	77	188

GAAP net income attributable to Navient Corporation	$230	$237	$535	$711

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
SLM BankCo net income, before income tax expense	$—	$—	$—	$—
Restructuring and other reorganization expense in connection with the Spin-Off	—	—	—	(32)

Total net impact of SLM BankCo, before income tax expense	$—	$—	$—	$(32)

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

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$137	$20	$111	$73
Plus: Realized losses on derivative and hedging activities, net(1)	21	153	197	462

Unrealized gains on derivative and hedging activities, net(2)	158	173	308	535
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(14)	(60)	(99)	(178)
Other derivative accounting adjustments(3)	(5)	(5)	(48)	—

Total net impact of derivative accounting(4)	$139	$108	$161	$357

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Floor Income Contracts	$112	$69	$147	$312
Basis swaps	(3)	40	4	46
Foreign currency hedges	37	36	126	138
Other	12	28	31	39

Total unrealized gains on derivative and hedging activities, net	$158	$173	$308	$535

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(28)	$(164)	$(222)	$(489)
Net settlement income on interest rate swaps reclassified to net interest income	7	11	25	27
Net realized gains on terminated derivative contracts reclassified to other income	—	—	—	—

Total reclassifications of realized losses on derivative and hedging activities	$(21)	$(153)	$(197)	$(462)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of September 30, 2016, derivative accounting has reduced GAAP equity by approximately $255 million as a result of cumulative net unrealized losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Beginning impact of derivative accounting on GAAP equity	$(388)	$(443)	$(281)	$(553)
Net impact of net unrealized gains (losses) under derivative accounting(1)	133	14	26	124

Ending impact of derivative accounting on GAAP equity	$(255)	$(429)	$(255)	$(429)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Total pre-tax net impact of derivative accounting recognized in net income(a)	$139	$108	$161	$357
Tax impact of derivative accounting adjustments recognized in net income	(52)	(38)	(60)	(142)
Change in unrealized gain (losses) on derivatives, net of tax recognized in other comprehensive income	46	(56)	(75)	(91)

Net impact of net unrealized gains (losses) under derivative accounting	$133	$14	$26	$124

(a)	See “‘Core Earnings’ derivative adjustments” table above.

Hedging FFELP Loan Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods. As of September 30, 2016, the remaining amortization term of the net floor premiums was approximately 5.2 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on the effective portion of these hedges are recorded in accumulated other comprehensive income and gains and losses on the ineffective portion are recorded immediately to earnings. Hedged Floor Income from these cash flow hedges that has not been recognized into “Core Earnings” and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in “Core Earnings” and GAAP in future periods and is presented net of tax. As of September 30, 2016, the remaining hedged period is approximately 5.2 years. Historically, we have used pay fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

(Dollars in millions)	September 30, 2016	September 30, 2015
Unamortized net Floor premiums (net of tax)	$(130)	$(183)
Unrecognized hedged Floor Income related to pay fixed interest rate swaps (net of tax)	(552)	(342)

Total(1)	$(682)	$(525)

(1)	$(1.1) billion and $(833) million on a pre-tax basis as of September 30, 2016 and 2015, respectively.

3) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
“Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(12)	$(3)	$(22)	$(7)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
“Core Earnings” interest income:
FFELP Loans	$617	$526	17%	$1,760	$1,581	11%
Cash and investments	4	2	100	12	5	140

Total “Core Earnings” interest income	621	528	18	1,772	1,586	12
Total “Core Earnings” interest expense	413	317	30	1,159	928	25

Net “Core Earnings” interest income	208	211	(1)	613	658	(7)
Less: provision for loan losses	13	7	86	30	19	58

Net “Core Earnings” interest income after provision for loan losses	195	204	(4)	583	639	(9)
Servicing revenue	13	16	(19)	45	78	(42)
Gains on sales of loans and investments	—	—	—	—	12	(100)

Total other income	13	16	(19)	45	90	(50)
Direct operating expenses	99	109	(9)	305	336	(9)

Income before income tax expense	109	111	(2)	323	393	(18)
Income tax expense	40	41	(2)	120	146	(18)

“Core Earnings”	$69	$70	(1)%	$203	$247	(18)%

“Core Earnings” for the segment were $69 million in third-quarter 2016, compared with the year-ago quarter’s $70 million. “Core Earnings” key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
FFELP Loan spread	.96%	.90%	.93%	.92%
Net interest margin	.87%	.81%	.84%	.83%
Provision for loan losses	$13	$7	$30	$19
Charge-offs	$17	$12	$50	$28
Charge-off rate	.09%	.06%	.09%	.05%
Total delinquency rate	11.3%	15.9%	11.3%	15.9%
Greater than 90-day delinquency rate	6.8%	8.5%	6.8%	8.5%
Forbearance rate	12.7%	14.7%	12.7%	14.7%

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP basis FFELP Loan net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
“Core Earnings” basis FFELP Loan yield	3.03%	2.60%	2.94%	2.59%
Hedged Floor Income	.25	.24	.28	.23
Unhedged Floor Income	.31	.16	.20	.16
Consolidation Loan Rebate Fees	(.65)	(.64)	(.65)	(.64)
Repayment Borrower Benefits	(.11)	(.11)	(.11)	(.11)
Premium amortization	(.15)	(.15)	(.15)	(.14)

“Core Earnings” basis FFELP Loan net yield	2.68	2.10	2.51	2.09
“Core Earnings” basis FFELP Loan cost of funds	(1.72)	(1.20)	(1.58)	(1.17)

“Core Earnings” basis FFELP Loan spread	.96	.90	.93	.92
“Core Earnings” basis other interest-earning asset spread impact	(.09)	(.09)	(.09)	(.09)

“Core Earnings” basis FFELP Loan net interest margin(1)	.87%	.81%	.84%	.83%

“Core Earnings” basis FFELP Loan net interest margin(1)	.87%	.81%	.84%	.83%
Adjustment for GAAP accounting treatment(2)	.05	.39	.16	.38

GAAP basis FFELP Loan net interest margin(1)	.92%	1.20%	1.00%	1.21%

(1)	The average balances of our FFELP Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
FFELP Loans	$91,502	$99,367	$93,700	$101,415
Other interest-earning assets	3,418	4,101	3,537	4,060

Total FFELP Loan “Core Earnings” basis interest-earning assets	$94,920	$103,468	$97,237	$105,475

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

The Company acquired $596 million of FFELP Loans in third-quarter 2016. As of September 30, 2016, our FFELP Loan portfolio totaled $90.1 billion, comprised of $33.4 billion of FFELP Stafford Loans and $56.7 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of September 30, 2016 was 4.6 years and 8.5 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 5 percent and 3 percent, respectively.

Floor Income

The following table analyzes on a “Core Earnings” basis the ability of the FFELP Loans in our portfolio to earn Floor Income after September 30, 2016 and 2015, based on interest rates as of those dates.

	September 30, 2016			September 30, 2015
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Education loans eligible to earn Floor Income	$78.3	$10.7	$89.0	$84.9	$12.1	$97.0
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(40.5)	(.8)	(41.3)	(44.1)	(.9)	(45.0)
Less: economically hedged Floor Income	(17.6)	—	(17.6)	(27.2)	—	(27.2)

Education loans eligible to earn Floor Income	$20.2	$9.9	$30.1	$13.6	$11.2	$24.8

Education loans earning Floor Income	$13.7	$1.2	$14.9	$13.6	$1.4	$15.0

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period October 1, 2016 to December 31, 2021.

(Dollars in billions)	October 1, 2016 to December 31, 2016	2017	2018	2019	2020	2021
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$17.7	$19.9	$21.5	$15.6	$10.1	$4.7

Operating Expenses — FFELP Loans

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged by the Business Services segment and included in those amounts was $96 million and $106 million for the quarters ended September 30, 2016 and 2015, respectively, and $296 million and $324 million for the nine months ended September 30, 2016 and 2015, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 43 basis points and 44 basis points of average FFELP Loans in the quarters ended September 30, 2016 and 2015, respectively, and 43 basis points and 44 basis points of average FFELP Loans in the nine months ended September 30, 2016 and 2015, respectively. The decrease in operating expenses from the year-ago periods was primarily the result of the decrease in the balance of the portfolio and the average servicing rate paid.

Private Education Loans Segment

The following table includes “Core Earnings” results for our Private Education Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
“Core Earnings” interest income:
Private Education Loans	$401	$444	(10)%	$1,213	$1,335	(9)%
Cash and investments	—	—	—	2	—	100

Total “Core Earnings” interest income	401	444	(10)	1,215	1,335	(9)
Total “Core Earnings” interest expense	178	170	5	522	514	2

Net “Core Earnings” interest income	223	274	(19)	693	821	(16)
Less: provision for loan losses	92	117	(21)	296	428	(31)

Net “Core Earnings” interest income after provision for loan losses	131	157	(17)	397	393	1
Servicing revenue	4	5	(20)	11	17	(35)
Direct operating expenses	40	39	3	124	127	(2)

Income before income tax expense	95	123	(23)	284	283	—
Income tax expense	35	46	(24)	105	105	—

“Core Earnings”	$60	$77	(22)%	$179	$178	1%

“Core Earnings for the segment were $60 million in third-quarter 2016, compared with the year-ago quarter’s $77 million. This decrease was primarily the result of a $51 million decrease in net interest income due to the amortization of the portfolio and a decrease in net interest margin, partially offset by a $25 million decrease in the provision for loan losses. “Core Earnings” key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Private Education Loan spread	3.64%	3.88%	3.67%	3.81%
Net interest margin	3.48%	3.77%	3.51%	3.68%
Provision for loan losses	$92	$117	$296	$428
Net adjustment resulting from the change in the charge-off rate(1)	$—	$—	$—	$330
Net charge-offs remaining	112	148	383	517

Total net charge-offs	$112	$148	$383	$847
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	1.9%	2.3%	2.2%	2.6%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	—%	—%	—%	1.7%
Total delinquency rate	6.9%	7.4%	6.9%	7.4%
Greater than 90-day delinquency rate	3.2%	3.4%	3.2%	3.4%
Forbearance rate	4.0%	4.0%	4.0%	4.0%
Loans in repayment with more than 12 payments made	95%	94%	95%	94%
Cosigner rate	64%	65%	64%	65%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
“Core Earnings” basis Private Education Loan yield	6.38%	6.20%	6.30%	6.11%
“Core Earnings” basis Private Education Loan cost of funds	(2.74)	(2.32)	(2.63)	(2.30)

“Core Earnings” basis Private Education Loan spread	3.64	3.88	3.67	3.81
“Core Earnings” basis other interest-earning asset spread impact	(.16)	(.11)	(.16)	(.13)

“Core Earnings” basis Private Education Loan net interest margin(1)	3.48%	3.77%	3.51%	3.68%

“Core Earnings” basis Private Education Loan net interest margin(1)	3.48%	3.77%	3.51%	3.68%
Adjustment for GAAP accounting treatment(2)	(.04)	(.09)	(.06)	(.04)

GAAP basis Private Education Loan net interest margin(1)	3.44%	3.68%	3.45%	3.64%

(1)	The average balances of our Private Education Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Private Education Loans	$24,948	$28,383	$25,738	$29,225
Other interest-earning assets	577	516	599	557

Total Private Education Loan “Core Earnings” basis interest-earning assets	$25,525	$28,899	$26,337	$29,782

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Difference between ‘Core Earnings’ and GAAP” above.

The Company acquired $66 million of Private Education Loans in third-quarter 2016. As of September 30, 2016, our Private Education Loan portfolio totaled $24.0 billion. The weighted-average life of this portfolio as of September 30, 2016 was 6.5 years assuming a CPR of 5 percent.

Private Education Loan Provision for Loan Losses

In establishing the allowance for Private Education Loan losses as of September 30, 2016, we considered several factors with respect to our Private Education Loan portfolio. Total loans delinquent (as a percentage of loans in repayment) decreased to 6.9 percent from 7.4 percent in the year-ago quarter. Loans greater than 90 days delinquent (as a percentage of loans in repayment) decreased to 3.2 percent from 3.4 percent in the year-ago quarter. The charge-off rate decreased to 1.9 percent from 2.3 percent in the year-ago quarter. Loans in forbearance (as a percentage of loans in repayment and forbearance) was 4.0 percent, unchanged from the year-ago quarter.

The Private Education Loan provision for loan losses was $92 million in the third quarter of 2016, down $25 million from the third quarter of 2015 as a result of the overall improvement in credit quality, delinquency and charge-off trends, all of which led to decreases in expected future charge-offs.

Operating Expenses — Private Education Loans Segment

Operating expenses for our Private Education Loans segment include costs incurred to service and collect on our Private Education Loan portfolio. Operating expenses were $40 million and $39 million for the quarters ended September 30, 2016 and 2015, respectively, and $124 million and $127 million for the nine months ended September 30, 2016 and 2015, respectively.

Business Services Segment

The following table includes “Core Earnings” results for our Business Services segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Net interest income	$—	$—	—%	$—	$—	—%
Servicing revenue:
Intercompany loan servicing	96	106	(9)	296	324	(9)
Third-party loan servicing	53	47	13	159	138	15
Guarantor servicing	6	8	(25)	15	25	(40)

Total servicing revenue	155	161	(4)	470	487	(3)
Asset recovery and business processing revenue	97	85	14	288	273	5
Other Business Services revenue	—	2	(100)	2	4	(50)

Total other income	252	248	2	760	764	(1)
Direct operating expenses	124	123	1	383	355	8

Income from continuing operations, before income tax expense	128	125	2	377	409	(8)
Income tax expense	47	46	2	140	152	(8)

Net income from continuing operations	81	79	3	237	257	(8)
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—

“Core Earnings”	$81	$79	3%	$237	$257	(8)%

“Core Earnings” were $81 million in third-quarter 2016, compared with $79 million in the year-ago quarter. Key segment metrics are as follows:

	As of September 30,
(Dollars in billions)	2016	2015
Number of accounts serviced for ED (in millions)	6.2	6.3
Total federal loans serviced	$291	$289
Contingent collections receivables inventory:
Education loans	$10.0	$10.6
Other	9.9	15.2

Total contingent collections receivables inventory	$19.9	$25.8

Revenues related to services performed on FFELP Loans accounted for 66 percent and 71 percent, respectively, of total Business Services segment revenues for the quarters ended September 30, 2016 and 2015, and 65 percent and 72 percent, respectively, of total Business Services segment revenues for the nine months ended September 30, 2016 and 2015.

Servicing Revenue

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $91 billion and $98 billion for the quarters ended September 30, 2016 and 2015, respectively, and $93 billion and $99 billion for the nine months ended September 30, 2016 and 2015, respectively. The decline in the intercompany loan servicing revenue from the year-ago periods was the primary reason for the decline in servicing revenue and was due to the decrease in the average servicing rate paid as well as the decline in the average balance of FFELP Loans serviced.

The Company services education loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.2 million customer accounts under the ED Servicing Contract as of September 30, 2016, compared with 6.3 million customer accounts serviced at September 30, 2015. Third-party loan servicing fees in the quarters ended September 30, 2016 and 2015 included $38 million and $35 million, respectively, of servicing revenue related to the ED Servicing Contract. On June 13, 2014, ED extended its servicing contract with us to service Direct Student Loan Program federal loans for five more years.

On April 4, 2016, ED published the first part of a two-part request for proposals (“RFP”) related to a new servicing platform for the Direct Student Loan Program. The first part of the RFP focused on screening candidates’ capabilities relative to certain published criteria. In July 2016, Navient was selected as one of three companies eligible to submit responses in the second part of the RFP process. On October 26, 2016, ED published the second part of the RFP. We are currently in the process of reviewing the RFP to determine the scope of services to be delivered and the economics of the proposed contract.

Asset Recovery and Business Processing Revenue

Our asset recovery and business processing revenue consists of fees we receive for asset recovery of delinquent and defaulted debt on behalf of third-party clients performed on a contingent basis. Business processing revenue consists of fees we earn processing transactions on behalf of our municipal, public authority and hospital clients. Asset recovery and business processing revenue increased $12 million from the year-ago quarter. This increase was primarily due to additional revenue from Gila LLC (acquired in February 2015) and from Xtend Healthcare (acquired in October 2015), which was offset by a reduction in revenue related to a decrease in education loan-related asset recovery volume, mostly related to the ED contract discussed below.

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

Operating Expenses — Business Services Segment

Operating expenses for our Business Services segment primarily include costs incurred to service our FFELP Loan portfolio, third-party servicing and asset recovery and business processing costs, and other operating costs. The $1 million increase in operating expenses in the third quarter of 2016 compared with the year-ago quarter was due to operating costs related to Gila LLC, which was acquired in February 2015, and to Xtend Healthcare, acquired in October 2015. This increase was partially offset by a general reduction in costs primarily related to the implementation of various efficiency initiatives.

Other Segment

The following table includes “Core Earnings” results of our Other segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Net interest loss after provision for loan losses	$(27)	$(24)	13%	$(78)	$(77)	1%
Other income	5	3	67	10	11	(9)
Gains on debt repurchases	1	—	100	1	—	100

Total other income	6	3	100	11	11	—
Direct operating expenses	10	9	11	22	20	10
Overhead expenses:
Corporate overhead	26	24	8	88	81	9
Unallocated information technology costs	25	30	(17)	80	88	(9)

Total overhead expenses	51	54	(6)	168	169	(1)

Total operating expenses	61	63	(3)	190	189	1

Loss from continuing operations, before income tax benefit	(82)	(84)	(2)	(257)	(255)	1
Income tax benefit	(29)	(31)	(6)	(96)	(95)	1

Net loss from continuing operations	(53)	(53)	—	(161)	(160)	1
Income from discontinued operations, net of tax expense	—	1	(100)	—	1	(100)

“Core Earnings” (loss)	$(53)	$(52)	2%	$(161)	$(159)	1%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$91,502	2.74%	$99,367	2.51%	$93,700	2.68%	$101,415	2.49%
Private Education Loans	24,948	6.38	28,383	6.20	25,738	6.30	29,225	6.11
Other loans	89	9.80	73	8.47	75	9.07	77	9.07
Cash and investments	5,289	0.39	6,116	.13	5,403	0.42	6,203	.12

Total interest-earning assets	121,828	3.39%	133,939	3.19%	124,916	3.33%	136,920	3.16%

Non-interest-earning assets	3,883		4,108		3,963		4,252

Total assets	$125,711		$138,047		$128,879		$141,172

Average Liabilities and Equity
Short-term borrowings	$1,904	3.50%	$2,858	2.51%	$2,162	3.04%	$3,305	2.39%
Long-term borrowings	117,687	2.06	128,654	1.56	120,520	1.93	131,117	1.52

Total interest-bearing liabilities	119,591	2.08%	131,512	1.58%	122,682	1.95%	134,422	1.54%

Non-interest-bearing liabilities	2,366		2,646		2,393		2,732
Equity	3,754		3,889		3,804		4,018

Total liabilities and equity	$125,711		$138,047		$128,879		$141,172

Net interest margin		1.35%		1.64%		1.42%		1.65%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
Three Months Ended September 30, 2016 vs. 2015
Interest income	$(38)	$66	$(104)
Interest expense	103	155	(52)

Net interest income	$(141)	$(92)	$(49)

Nine Months Ended September 30, 2016 vs. 2015
Interest income	$(120)	$171	$(291)
Interest expense	238	382	(144)

Net interest income	$(358)	$(220)	$(138)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net — GAAP and “Core Earnings” Basis

	September 30, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$168	$—	$168	$113	$281
Grace, repayment and other(2)	32,762	56,361	89,123	24,923	114,046

Total, gross	32,930	56,361	89,291	25,036	114,327
Unamortized premium/(discount)	533	380	913	(462)	451
Receivable for partially charged-off loans	—	—	—	828	828
Allowance for loan losses	(34)	(24)	(58)	(1,392)	(1,450)

Total education loan portfolio	$33,429	$56,717	$90,146	$24,010	$114,156

% of total FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

	December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$259	$—	$259	$216	$475
Grace, repayment and other(2)	36,112	59,118	95,230	27,299	122,529

Total, gross	36,371	59,118	95,489	27,515	123,004
Unamortized premium/(discount)	627	460	1,087	(531)	556
Receivable for partially charged-off loans	—	—	—	881	881
Allowance for loan losses	(48)	(30)	(78)	(1,471)	(1,549)

Total education loan portfolio	$36,950	$59,548	$96,498	$26,394	$122,892

% of total FFELP	38%	62%	100%
% of total	30%	48%	78%	22%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount) — GAAP and “Core Earnings” Basis

	Three Months Ended September 30, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$34,134	$57,368	$91,502	$24,948	$116,450
% of FFELP	37%	63%	100%
% of total	29%	49%	78%	22%	100%

	Three Months Ended September 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,360	$61,007	$99,367	$28,383	$127,750
% of FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

	Nine Months Ended September 30, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$35,292	$58,408	$93,700	$25,738	$119,438
% of FFELP	38%	62%	100%
% of total	29%	49%	78%	22%	100%

	Nine Months Ended September 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$39,426	$61,989	$101,415	$29,225	$130,640
% of FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

Education Loan Activity — GAAP and “Core Earnings” Basis

	Three Months Ended September 30, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$34,582	$58,036	$92,618	$24,741	$117,359
Acquisitions	316	280	596	66	662
Capitalized interest and premium/discount amortization	247	255	502	100	602
Consolidations to third parties	(727)	(673)	(1,400)	(118)	(1,518)
Repayments and other	(989)	(1,181)	(2,170)	(779)	(2,949)

Ending balance	$33,429	$56,717	$90,146	$24,010	$114,156

	Three Months Ended September 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$38,680	$61,584	$100,264	$28,107	$128,371
Acquisitions	675	427	1,102	4	1,106
Capitalized interest and premium/discount amortization	299	277	576	113	689
Consolidations to third parties	(618)	(493)	(1,111)	(51)	(1,162)
Loan sales	—	—	—	—	—
Repayments and other	(1,144)	(1,219)	(2,363)	(850)	(3,213)

Ending balance	$37,892	$60,576	$98,468	$27,323	$125,791

	Nine Months Ended September 30, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$36,950	$59,548	$96,498	$26,394	$122,892
Acquisitions	926	1,824	2,750	95	2,845
Capitalized interest and premium/discount amortization	768	789	1,557	319	1,876
Consolidations to third parties	(2,139)	(1,761)	(3,900)	(373)	(4,273)
Repayments and other	(3,076)	(3,683)	(6,759)	(2,425)	(9,184)

Ending balance	$33,429	$56,717	$90,146	$24,010	$114,156

	Nine Months Ended September 30, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$41,065	$63,456	$104,521	$29,796	$134,317
Acquisitions	1,608	1,318	2,926	14	2,940
Capitalized interest and premium/discount amortization	894	845	1,739	373	2,112
Consolidations to third parties	(1,993)	(1,509)	(3,502)	(115)	(3,617)
Loan sales	(301)	(72)	(373)	—	(373)
Repayments and other	(3,381)	(3,462)	(6,843)	(2,745)	(9,588)

Ending balance	$37,892	$60,576	$98,468	$27,323	$125,791

Education Loan Allowance for Loan Losses Activity — GAAP and “Core Earnings” Basis

	Three Months Ended September 30,
	2016			2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$62	$1,410	$1,472	$89	$1,533	$1,622
Less:
Charge-offs(2)	(17)	(112)	(129)	(12)	(148)	(160)
Loan sales	—	—	—	—	—	—
Plus:
Provision for loan losses	13	92	105	7	117	124
Reclassification of interest reserve(3)	—	2	2	—	3	3

Ending balance	$58	$1,392	$1,450	$84	$1,505	$1,589

Percent of total	4%	96%	100%	5%	95%	100%

Troubled debt restructuring(4)	$—	$10,785	$10,785	$—	$10,493	$10,493

	Nine Months Ended September 30,
	2016			2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$78	$1,471	$1,549	$93	$1,916	$2,009
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	—	—	—	(330)	(330)
Net charge-offs remaining(2)	(50)	(383)	(433)	(28)	(517)	(545)

Total net charge-offs	(50)	(383)	(433)	(28)	(847)	(875)
Loan sales	—	—	—	—	—	—
Plus:
Provision for loan losses	30	296	326	19	428	447
Reclassification of interest reserve(3)	—	8	8	—	8	8

Ending balance	$58	$1,392	$1,450	$84	$1,505	$1,589

Percent of total	4%	96%	100%	5%	95%	100%

Troubled debt restructuring(4)	$—	$10,785	$10,785	$—	$10,493	$10,493

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

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	FFELP Loan Delinquencies
	September 30,
	2016		2015
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,492		$9,184
Loans in forbearance(2)	10,530		12,947
Loans in repayment and percentage of each status:
Loans current	64,078	88.7%	63,320	84.1%
Loans delinquent 31-60 days(3)	2,462	3.4	3,654	4.9
Loans delinquent 61-90 days(3)	818	1.1	1,886	2.5
Loans delinquent greater than 90 days(3)	4,911	6.8	6,434	8.5

Total FFELP Loans in repayment	72,269	100%	75,294	100%

Total FFELP Loans, gross	89,291		97,425
FFELP Loan unamortized premium	913		1,127

Total FFELP Loans	90,204		98,552
FFELP Loan allowance for losses	(58)		(84)

FFELP Loans, net	$90,146		$98,468

Percentage of FFELP Loans in repayment		80.9%		77.3%

Delinquencies as a percentage of FFELP Loans in repayment		11.3%		15.9%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.7%		14.7%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP and “Core Earnings” Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Allowance at beginning of period	$62	$89	$78	$93
Provision for FFELP Loan losses	13	7	30	19
Charge-offs	(17)	(12)	(50)	(28)

Allowance at end of period	$58	$84	$58	$84

Charge-offs as a percentage of average loans in repayment (annualized)	.09%	.06%	.09%	.05%
Allowance coverage of charge-offs (annualized)	0.8	1.7	0.9	2.2
Allowance as a percentage of ending total loans, gross	.07%	.09%	.07%	.09%
Allowance as a percentage of ending loans in repayment	.08%	.11%	.08%	.11%
Ending total loans, gross	$89,291	$97,425	$89,291	$97,425
Average loans in repayment	$72,921	$75,460	$73,193	$76,412
Ending loans in repayment	$72,269	$75,294	$72,269	$75,294

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	Private Education Loan Delinquencies
	September 30,
	2016		2015
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,539		$2,335
Loans in forbearance(2)	941		1,046
Loans in repayment and percentage of each status:
Loans current	21,010	93.1%	23,258	92.6%
Loans delinquent 31-60 days(3)	507	2.3	589	2.4
Loans delinquent 61-90 days(3)	314	1.4	403	1.6
Loans delinquent greater than 90 days(3)	725	3.2	854	3.4

Total Private Education Loans in repayment	22,556	100%	25,104	100%

Total Private Education Loans, gross	25,036		28,485
Private Education Loan unamortized discount	(462)		(549)

Total Private Education Loans	24,574		27,936
Private Education Loan receivable for partially charged-off loans	828		892
Private Education Loan allowance for losses	(1,392)		(1,505)

Private Education Loans, net	$24,010		$27,323

Percentage of Private Education Loans in repayment		90.1%		88.1%

Delinquencies as a percentage of Private Education Loans in repayment		6.9%		7.4%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.0%		4.0%

Loans in repayment with more than 12 payments made		95%		94%

Percentage of Private Education Loans with a cosigner		64%		65%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses — GAAP and “Core Earnings” Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Allowance at beginning of period	$1,410	$1,533	$1,471	$1,916
Provision for Private Education Loan losses	92	117	296	428
Net adjustment resulting from the change in the charge-off rate(1)	—	—	—	(330)
Net charge-offs remaining(2)	(112)	(148)	(383)	(517)

Total net charge-offs	(112)	(148)	(383)	(847)
Reclassification of interest reserve(3)	2	3	8	8

Allowance at end of period	$1,392	$1,505	$1,392	$1,505

Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	1.9%	2.3%	2.2%	2.6%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	—%	—%	—%	1.7%
Allowance coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	3.1	2.6	2.7	2.2
Allowance as a percentage of ending total loans	5.4%	5.1%	5.4%	5.1%
Allowance as a percentage of ending loans in repayment	6.2%	6.0%	6.2%	6.0%
Ending total loans(4)	$25,864	$29,377	$25,864	$29,377
Average loans in repayment	$22,959	$25,546	$23,564	$26,100
Ending loans in repayment	$22,556	$25,104	$22,556	$25,104

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

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Receivable at beginning of period	$847	$902	$881	$1,245
Expected future recoveries of current period defaults(1)	28	38	96	147
Recoveries(2)	(47)	(48)	(149)	(151)
Net adjustment resulting from the change in the charge-off rate(3)	—	—	—	(330)
Net charge-offs remaining	—	—	—	(19)

Total net charge-offs	—	—	—	(349)

Receivable at end of period	$828	$892	$828	$892

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

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

At September 30, 2016, loans in forbearance status as a percentage of loans in repayment and forbearance were 14.9 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.9 percent for loans that have made more than 48 monthly payments. Approximately 44 percent of our Private Education Loans in forbearance status have made less than 25 monthly payments.

At September 30, 2016, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 10.2 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.7 percent for loans that have made more than 48 monthly payments. Approximately 33 percent of our Private Education Loans in repayment that are delinquent greater than 90 days have made less than 25 monthly payments.

For the three months ended September 30, 2016, charge-offs as a percentage of loans in repayment were 7 percent for loans that have made less than 25 monthly payments. The percentage drops to 1 percent for loans that have made more than 48 monthly payments. Approximately 42 percent of our Private Education Loan charge-offs occurring in third-quarter 2016 made less than 25 monthly payments.

GAAP and “Core Earnings” Basis:

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
September 30, 2016	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$1,539	$1,539
Loans in forbearance	292	122	121	118	288	—	941
Loans in repayment — current	802	1,110	1,874	2,814	14,410	—	21,010
Loans in repayment — delinquent 31-60 days	62	56	71	81	237	—	507
Loans in repayment — delinquent 61-90 days	51	41	48	47	127	—	314
Loans in repayment — delinquent greater than 90 days	141	101	120	112	251	—	725

Total	$1,348	$1,430	$2,234	$3,172	$15,313	$1,539	$25,036

Unamortized discount							(462)
Receivable for partially charged-off loans							828
Allowance for loan losses							(1,392)

Total Private Education Loans, net							$24,010

Loans in forbearance as a percentage of loans in repayment and forbearance	21.7%	8.5%	5.4%	3.7%	1.9%	—%	4.0%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	13.3%	7.7%	5.7%	3.7%	1.7%	—%	3.2%

Charge-offs as a percentage of loans in repayment	10.9%	4.6%	3.2%	1.9%	.8%	—%	1.9%

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
September 30, 2015	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$2,335	$2,335
Loans in forbearance	379	154	151	125	237	—	1,046
Loans in repayment — current	1,163	1,880	3,067	3,574	13,574	—	23,258
Loans in repayment — delinquent 31-60 days	101	82	97	91	218	—	589
Loans in repayment — delinquent 61-90 days	88	63	72	56	124	—	403
Loans in repayment — delinquent greater than 90 days	195	157	158	126	218	—	854

Total	$1,926	$2,336	$3,545	$3,972	$14,371	$2,335	$28,485

Unamortized discount							(549)
Receivable for partially charged-off loans							892
Allowance for loan losses							(1,505)

Total Private Education Loans, net							$27,323

Loans in forbearance as a percentage of loans in repayment and forbearance	19.7%	6.6%	4.3%	3.2%	1.6%	—%	4.0%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	12.6%	7.2%	4.6%	3.3%	1.5%	—%	3.4%

Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	12.6%	4.7%	2.4%	1.7%	.8%	—%	2.3%

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

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of September 30, 2016.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$18,300	$3,600	$656	$22,556
$ in total	$20,391	$3,967	$678	$25,036
Payment method by enrollment status:

In-school/grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. As of September 30, 2016 and 2015, customers in repayment owing approximately $1.0 billion (4 percent of loans in repayment) and $2.3 billion (9 percent of loans in repayment), respectively, were enrolled in the interest-only program.

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

We have unsecured debt that totaled $14.5 billion at September 30, 2016. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade. From May 1, 2014 (Spin-Off) to September 30, 2016, we issued $2.8 billion of unsecured debt ($1.0 billion in fourth-quarter 2014, $500 million in first-quarter 2015 and $1.3 billion in third-quarter 2016) at an average all-in cost of one-month LIBOR plus 4.79 percent and an average term to maturity of 6.8 years. Recent market conditions and other factors have adversely impacted the cost and availability of new unsecured debt financing.

As of June 30, 2016, Moody’s and Fitch had on credit watch $56.2 billion and $50.5 billion, respectively, of non-recourse FFELP ABS sponsored by our affiliates due to concerns that trust cash flows may not be sufficient to pay all bonds by the legal final maturity date. The credit watch actions created dislocation in the FFELP ABS market, which has impacted the cost and availability of FFELP ABS financing.

Since June 30, 2016, Moody’s and Fitch have taken final ratings action on $40.8 billion and $10.8 billion, respectively, of non-recourse FFELP ABS sponsored by our affiliates due to concerns that trust cash flows may not be sufficient to pay all bonds by the legal final maturity date. These actions have resulted in downgrades to non-investment grade rating on $4.1 billion and $0.8 billion in FFELP ABS by Moody’s and Fitch, respectively. Subsequent to the initial downgrade action, Fitch has upgraded $0.5 billion of FFELP ABS to investment grade after the Company successfully extended the legal final maturity dates of these bonds. As of November 4, 2016, $12.9 billion and $39.5 billion, respectively, of non-recourse FFELP ABS sponsored by our affiliates remain on credit watch by Moody’s and Fitch.

Navient issued $3.9 billion of FFELP ABS from March 2016 to September 2016 (in five different transactions). As of November 4, 2016, Navient has been successful in extending the legal final maturity dates for $7.3 billion of FFELP ABS bonds in various Navient-sponsored FFELP securitizations.

We expect to fund our ongoing liquidity needs, including the repayment of $1.5 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($1.1 billion in the nine months ended September 30, 2016), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We no longer originate Private Education Loans or FFELP Loans and therefore no longer have liquidity requirements for new originations, but we may purchase Private Education Loan and FFELP Loan portfolios from third parties.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	September 30, 2016	December 31, 2015
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,827	$1,598
Unencumbered FFELP Loans	949	1,005

Total GAAP and “Core Earnings” basis	$2,776	$2,603

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,264	$1,473	$1,236	$1,576
Unencumbered FFELP Loans	1,068	1,253	1,037	1,623

Total GAAP and “Core Earnings” basis	$2,332	$2,726	$2,273	$3,199

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan — other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of September 30, 2016 and 2015, the maximum additional capacity under these facilities was $3.6 billion and $10.1 billion, respectively. For the three months ended September 30, 2016 and 2015, the average maximum additional capacity under these facilities was $3.4 billion and $11.0 billion, respectively. For the nine months ended September 30, 2016 and 2015, the average maximum additional capacity under these facilities was $2.3 billion and $12.0 billion, respectively. The $6.5 billion reduction in the maximum additional capacity between September 30, 2015 and September 30, 2016 primarily related to a $7.1 billion reduction in the availability under the facility with the Federal Home Loan Bank of Des Moines (“FHLB”). As previously disclosed, we received notice from FHLB that availability under the facility would be reduced and will mature in the first quarter of 2021. Both of these actions were taken by the FHLB in relation to the publication in January 2016 of new rules by the Federal Home Finance Agency, the primary regulator of the FHLB, governing eligibility of, and borrowing capacity for, certain insurance companies who are existing members of the Federal Home Loan Bank system. As of September 30, 2016, the maximum capacity and the amount outstanding under this facility was $3.5 billion and we do not expect to borrow more than this amount in the future.

In addition to the FFELP Loan — other facilities, liquidity may also be available from our Private Education Loan ABCP facility. On June 27, 2016, this facility was renewed and extended from its original maturity date of June 30, 2016 to June 26, 2017. This facility’s maximum financing amount, which was originally $1 billion, is now $750 million. At September 30, 2016, the available capacity under this facility was $405 million. Borrowing under this facility will vary and is subject to the availability of qualifying collateral from unencumbered Private Education Loans.

At September 30, 2016, we had a total of $8.4 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $3.9 billion of our unencumbered tangible assets of which $3.0 billion and $0.9 billion related to Private Education Loans and FFELP Loans, respectively. In addition, as of September 30, 2016, we had $10.7 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). In fourth-quarter 2015, we closed on a $550 million Private Education Loan ABS Repurchase

Facility and on April 15, 2016, we closed on a second $478 million Private Education Loan ABS Repurchase Facility. Both repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities have a cost of funds lower than that of a new unsecured debt issuance.

For further discussion of our various sources of liquidity, our access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6 — Borrowings” in our 2015 Form 10-K.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	September 30, 2016	December 31, 2015
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.7	$5.0
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.0	6.3
Tangible unencumbered assets(1)	8.4	8.8
Senior unsecured debt	(14.5)	(15.1)
Mark-to-market on unsecured hedged debt(2)	(1.0)	(.7)
Other liabilities, net	(.5)	(1.0)

Total tangible equity — GAAP Basis	$3.1	$3.3

(1)	Excludes goodwill and acquired intangible assets.

(2)

At September 30, 2016 and December 31, 2015, there were $857 million and $670 million, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

Financing Transactions during the Nine Months Ended September 30, 2016

During the nine months ended September 30, 2016, Navient issued $3.9 billion in FFELP Loan ABS, $488 million in Private Education Loan ABS and $1.3 billion in unsecured debt.

In the first-quarter 2016, Navient increased and extended its FFELP Loan ABCP facility. The facility’s maturity date was extended to March 2018 from March 2017 and its maximum financing amount, which was originally scheduled to step down to $7 billion in March 2016, was increased to $7.5 billion with a step down to $6.75 billion in March 2017. This facility provides liquidity for refinancing and acquisitions of FFELP Loans.

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

Shareholder Distributions

In the nine months ended September 30, 2016, we paid three quarterly common stock dividends of $0.16 per share.

We repurchased 47.1 million shares of common stock for $575 million in the nine months ended September 30, 2016. The shares were repurchased under our previously disclosed share repurchase program. As of September 30, 2016, the remaining repurchase authority was $180 million. In the nine months ended September 30, 2015, we repurchased 41.9 million shares for $775 million. Since the Spin-Off, we repurchased 125.2 million shares.

Recent Fourth-Quarter 2016 Transactions

In October 2016, we issued $1.9 billion in FFELP Loan ABS.

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

The table below highlights exposure related to our derivative counterparties at September 30, 2016.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$72	$31
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	64%	21%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	24%	0%

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings as of September 30, 2016 and December 31, 2015, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three and nine months ended September 30, 2016 and 2015. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP —Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2).

Ending Balances

	September 30, 2016			December 31, 2015
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,456	$13,038	$14,494	$1,120	$13,976	$15,096

Total unsecured borrowings	1,456	13,038	14,494	1,120	13,976	15,096
Secured borrowings:
FFELP Loan securitizations	—	74,269	74,269	—	77,764	77,764
Private Education Loan securitizations(1)	—	15,402	15,402	—	16,900	16,900
FFELP Loan — other facilities	—	13,582	13,582	—	16,276	16,276
Private Education Loan — other facilities	344	—	344	710	—	710
Other(2)	837	—	837	760	—	760

Total secured borrowings	1,181	103,253	104,434	1,470	110,940	112,410

“Core Earnings” basis borrowings	2,637	116,291	118,928	2,590	124,916	127,506
Adjustment for GAAP accounting treatment	—	249	249	(20)	(83)	(103)

GAAP basis borrowings	$2,637	$116,540	$119,177	$2,570	$124,833	$127,403

(1)

Includes $1.0 billion and $546 million of long-term debt related to the Private Education Loan asset-backed securitization repurchase facility (“Repurchase Facility”) as of September 30, 2016 and December 31, 2015, respectively.

(2)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Secured borrowings comprised 88 percent and 88 percent of our “Core Earnings” basis debt outstanding at September 30, 2016 and December 31, 2015, respectively.

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$14,171	4.50%	$16,141	4.03%	$14,199	4.38%	$16,555	3.96%

Total unsecured borrowings	14,171	4.50	16,141	4.03	14,199	4.38	16,555	3.96
Secured borrowings:
FFELP Loan securitizations	74,966	1.61	82,231	1.08	75,779	1.48	83,861	1.04
Private Education Loan securitizations(1)	15,667	2.66	16,918	2.08	16,239	2.55	17,541	2.10
FFELP Loan — other facilities	13,968	1.32	14,872	.85	15,376	1.21	14,950	.87
Private Education Loan —other facilities	354	2.71	527	1.92	401	2.52	601	1.94
Other(2)	465	1.73	823	.68	688	1.12	914	.64

Total secured borrowings	105,420	1.73	115,371	1.20	108,483	1.60	117,867	1.17

“Core Earnings” basis borrowings	$119,591	2.06%	$131,512	1.55%	$122,682	1.92%	$134,422	1.52%

“Core Earnings” basis borrowings	$119,591	2.06%	$131,512	1.55%	$122,682	1.92%	$134,422	1.52%
Adjustment for GAAP accounting treatment	—	.02	—	.03	—	.03	—	.02

GAAP basis borrowings	$119,591	2.08%	$131,512	1.58%	$122,682	1.95%	$134,422	1.54%

(1)

Includes $1.0 billion and $0 of long-term debt related to the Private Education Loan asset-backed securitization repurchase facility (“Repurchase Facility”) for the three months ended September 30, 2016 and 2015, respectively, and $839 million and $0 for the nine months ended September 30, 2016 and 2015, respectively.

(2)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model and derivative accounting can be found in our 2015 Form 10-K. There were no significant changes to these critical accounting policies during the first nine months of 2016. See discussion below for a correction in our policy related to applying the interest method used to amortize premiums and discounts on the education loan portfolios.

The Company has a net unamortized premium balance of $451 million in connection with its $115 billion education loan portfolio as of September 30, 2016. In the third quarter of 2016, the Company corrected its policy for applying the interest method used to amortize premium and discounts on the education loan portfolio. Previously, the Company amortized premium and discounts by including in its prepayment assumption forecasted payments in excess of contractually required payments as well as forecasted defaults and term extensions (deferment and forbearance or other payment modification programs). We have determined that only payments in excess of contractually required payments should be included in the prepayment assumption. Including defaults in estimated future prepayments has the effect of accelerating the amortization of the net premium balance related to our education loan portfolio. Including term extensions in estimated future prepayments has the effect of slowing down the amortization of the net premium balance related to our education loan portfolio. We believe this correction makes us more comparable to how others apply the interest method.

The net impact of this error is currently estimated to be a $2 million reduction to our $451 million net unamortized premium balance as of September 30, 2016. The Constant Prepayment Rates (“CPR”) as of September 30, 2016 under our revised policy are 5 percent, 3 percent and 5 percent for FFELP Stafford Loans, FFELP Consolidation Loans and Private Education Loans, respectively. Our prior policy’s CPRs as of September 30, 2016 would have been 5 percent, 3 percent and 6 percent for FFELP Stafford Loans, FFELP Consolidation Loans and Private Education Loans, respectively.

We have concluded this error has an immaterial impact to 2016 results as well as results for prior years. Because the estimated $2 million reduction to the net premium balance (a $1 million reduction to net income) is immaterial, the Company will record such adjustment in the fourth quarter of 2016 once the updated prepayment rates have been finalized. We do not expect the final impact to be materially different than the $1 million reduction to net income currently estimated.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at September 30, 2016 and December 31, 2015, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of September 30, 2016			As of September 30, 2015
	Impact on Annual Earnings If:			Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(50)	$(88)	$(256)	$(58)	$(105)	$(304)
Unrealized gains (losses) on derivative and hedging activities	3	(205)	1	(34)	(317)	2

Increase (decrease) in net income before taxes	$(47)	$(293)	$(255)	$(92)	$(422)	$(302)

Increase (decrease) in diluted earnings per common share(2)	$(.15)	$(.93)	$(.81)	$(.24)	$(1.13)	$(.81)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

(2)	Calculated based on “increase (decrease) in net income before taxes.”

	At September 30, 2016
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$88,765	$(488)	(1)%	$(989)	(1)%
Private Education Loans	23,698	—	—	—	—
Other earning assets	5,882	—	—	—	—
Other assets	5,274	(395)	(7)	(204)	(4)

Total assets gain/(loss)	$123,619	$(883)	(1)%	$(1,193)	(1)%

Liabilities
Interest-bearing liabilities	$114,906	$(645)	(1)%	$(1,792)	(2)%
Other liabilities	2,401	(196)	(8)	549	23

Total liabilities (gain)/loss	$117,307	$(841)	(1)%	$(1,243)	(1)%

	At December 31, 2015
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$94,377	$(455)	—%	$(928)	(1)%
Private Education Loans	25,772	—	—	—	—
Other earning assets	5,833	—	—	—	—
Other assets	5,387	(281)	(5)	(246)	(5)

Total assets gain/(loss)	$131,369	$(736)	(1)%	$(1,174)	(1)%

Liabilities
Interest-bearing liabilities	$121,040	$(616)	(1)%	$(1,708)	(1)%
Other liabilities	2,710	96	4	980	36

Total liabilities (gain)/loss	$123,750	$(520)	—%	$(728)	(1)%

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

During the three and nine months ended September 30, 2016 and 2015, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of education loans to variable rate, and to fix the relative spread between the education loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our variable rate assets being funded with fixed rate liabilities and equity. Item (i) will generally cause income to decrease when interest rates increase from a low interest rate environment, whereas item (ii) will generally cause income to increase when interest rates increase. In both 2015 and 2016 the loss of income is due almost entirely to item (i) above. Item (ii) had very little impact in either period as the Company entered into derivative contracts in 2015 to convert a portion of fixed rate debt to variable rate debt as a part of its overall interest rate risk management strategy, thereby better match-funding its floating rate assets with variable rate debt.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in unrealized gains (losses) on derivative and hedging activities in 2015 and 2016 are primarily due to (1) the notional amount and remaining term of our derivative portfolio and related hedged debt and (2) the interest rate environment. As of September 30, 2016 the Company’s derivative portfolio has declined in size and has a shorter remaining term than the prior year period due to the natural amortization of the education loan portfolios over the year. Both of these factors contribute to the Company losing less income in an increasing interest rate environment in the current period as compared to the prior year period.

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 25 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the September 30, 2016 and 2015 analyses is primarily the result of one-month LIBOR-indexed FFELP Loans being funded with three-month LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 3 for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivative and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2016. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.4	$—	$4.4
Prime	annual	.4	—	.4
Prime	quarterly	2.5	—	2.5
Prime	monthly	12.4	—	12.4
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	—	51.8	(51.8)
3-month LIBOR	daily	—	1.0	(1.0)
1-month LIBOR	monthly	6.6	36.2	(29.6)
1-month LIBOR daily	daily	84.8	—	84.8
CMT/CPI Index	monthly/quarterly	—	.4	(.4)
Non-Discrete reset(3)	monthly	—	16.1	(16.1)
Non-Discrete reset(4)	daily/weekly	5.9	.8	5.1
Fixed Rate(5)		8.0	18.9	(10.9)

Total		$125.3	$125.3	$—

(1)	FFELP Loans of $32.5 billion ($28.9 billion LIBOR index and $3.6 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate ABS and ABCP facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

“Core Earnings” Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.4	$—	$4.4
Prime	annual	.4	—	.4
Prime	quarterly	2.5	—	2.5
Prime	monthly	12.4	—	12.4
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	—	48.1	(48.1)
3-month LIBOR	daily	—	1.0	(1.0)
1-month LIBOR	monthly	6.6	43.7	(37.1)
1-month LIBOR	daily	84.8	—	84.8
Non-Discrete reset(3)	monthly	—	16.1	(16.1)
Non-Discrete reset(4)	daily/weekly	5.9	.8	5.1
Fixed Rate(5)		6.9	14.4	(7.5)

Total		$124.2	$124.2	$—

(1)	FFELP Loans of $14.9 billion ($13.2 billion LIBOR index and $1.7 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate ABS and ABCP facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at September 30, 2016.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	7.0
Other loans	6.4
Cash and investments	.1

Total earning assets	6.6

Borrowings
Short-term borrowings	.4
Long-term borrowings	6.1

Total borrowings	6.0

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2016. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 26, 2014, Marlene Blyden filed a putative class action suit in the U.S. District Court for the Central District of California against Navient Corporation, Navient, LLC, Navient Solutions, Inc., Navient Credit Finance Corporation, Navient Investment Corporation, SLM Corporation, The Bank of New York, and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”). The amended complaint, captioned Marlene Blyden v. Navient Corporation et. al., alleges that plaintiff and members of the purported class were charged and/or paid interest at a rate above that permitted under California law. Plaintiff’s Second Amended Complaint dropped SLM Corporation as a defendant, added various securitization trusts as defendants, and added claims for conversion and for money received. In July 2015, the Court granted Defendants’ Motions to Dismiss the Second Amended Complaint but permitted Plaintiff to make certain amendments to the complaint. Plaintiff filed a Third Amended Complaint in August 2015 which removed all of the Defendants except the SLM PC Student Loan 2003-B Trust, BNY Mellon (in its capacity as a trustee), and Navient Solutions, Inc. The remaining defendants filed a Motion to Dismiss the Third Amended Complaint which was granted in February 2016. While the court granted leave for Plaintiff to file a further amended complaint, Plaintiff instead filed a Notice of Appeal to the Ninth Circuit, appealing the District Court’s decision to dismiss the Third Amended Complaint. Allegations similar to those asserted in the Ubaldi and Blyden cases are also raised in a putative class action complaint captioned Jamie Beechum, et al. v. Navient Solutions, Inc. filed on October 21, 2015. In September 2016, the District Court granted our motion to dismiss and dismissed the case with prejudice. The plaintiff’s period to appeal the ruling remains open. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with either the Blyden or Beechum lawsuits.

During the first quarter, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings have been sued in several putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These cases, which were filed in the U.S. District Court for the District of Delaware, are: Menold v. Navient Corporation, et al. (filed February 11, 2016); Jagrelius v. Navient Corporation, et al. (filed February 16, 2016); and Policemen’s Annuity & Benefit Fund of Chicago v. Navient Corporation, et al. (filed February 26, 2016). On April 11, 2016, various plaintiffs filed Motions to Appoint Lead Counsel in the lawsuits. The Court has consolidated the three pending cases and appointed Lord Abbett Funds as Lead Plaintiff. The plaintiffs filed their amended and consolidated complaint on September 28, 2016. The Navient defendants intend to vigorously defend against the allegations in this lawsuit. At this stage in the proceedings, we are unable to anticipate the timing of resolution or the ultimate impact, if any, that the legal proceedings may have on the consolidation financial position, liquidity, results of operations or cash-flows of Navient and its affiliates.

The Company has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws. On May 4, 2015, Randy Johnson filed a putative action in the United States District Court for the Southern District of Indiana, Randy Johnson v. Navient Solutions, Inc. alleging violations of the Telephone Consumer Protection Act (“TCPA”). In July 2016, the District Court granted Plaintiff’s Motion for Class Certification. We are unable at this point in time to anticipate the timing of resolution or the ultimate impact, if any, that the legal proceedings may have on the consolidation financial position, liquidity, results of operations or cash-flows of Navient Corporation and its affiliates.

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

The NSI Order also required NSI to ensure proper servicing for service members and proper application of SCRA benefits under a revised and broader definition of eligibility than previously required by the statute and regulatory guidance and to make changes to billing statements and late fee practices. These changes to billing statements and late fee practices have already been implemented. NSI also decided to voluntarily make restitution of certain late fees to all other customers whose loans were neither owned nor originated by Sallie Mae Bank. They were calculated in the same manner as that which was required under the FDIC Orders and are estimated to be $42 million. The process to refund these fees as well as amounts from the restitution fund is complete.

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

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of September 30, 2016, substantially all of this amount had been paid or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until all of the work under the various consent orders has been completed and the consent orders are lifted.

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

In addition, Navient and its subsidiaries are subject to examination or regulation by the SEC, CFPB, FDIC, ED and various state agencies as part of its ordinary course of business. Items or matters similar to or different from those described above may arise during the course of those examinations. We also routinely receive inquiries or requests from various regulatory entities or bodies or government agencies concerning our business or our assets. The Company endeavors to cooperate with each such inquiry or request.

Under the terms of the Separation Agreement, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, all liabilities arising out of the regulatory matters mentioned above, other than fines or penalties directly levied against Sallie Mae Bank, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient has no additional reserves related to indemnification matters with SLM BankCo as of September 30, 2016.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. On September 25, 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG on August 3, 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. In August 2016, we filed our notice of appeal relating to this Final Audit Determination to the Administrative Actions and Appeals Service Group of ED. This matter remains open. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 as part of the total reserve for pending regulatory matters discussed previously and does not believe, at this time, that an adverse ruling would have a material effect on the Company as a whole.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2016.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 — July 31, 2016	5.1	$13.60	4.3	$322
August 1 — August 31, 2016	5.5	14.18	5.2	$249
September 1 — September 30, 2016	4.9	14.12	4.8	$180

Total third-quarter 2016	15.5	$13.97	14.3

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

The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2016 was $14.47.

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

Date: November 7, 2016