Form 10-K
period 2016-12-31
NAVIENT CORP
filed 2017-02-24
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016 was $3.8 billion (based on closing sale price of $11.95 per share as reported for the NASDAQ Global Select Market).

As of January 31, 2017, there were 291,008,528 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement (the “2017 Proxy Statement”) relating to the Registrant’s 2017 Annual Meeting of Stockholders, currently scheduled to be held on May 25, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

For us, these factors include, among others, the risks and uncertainties associated with:

•	increases in financing costs;

•	the availability of financing or limits on liquidity resulting from disruptions in the capital markets or other factors;

•	unanticipated increases in costs associated with compliance with federal, state or local laws and regulations;

•	changes in the marketplaces in which we compete (including changes in demand or changes resulting from new laws and regulations);

•	changes in accounting standards including but not limited to changes pertaining to loan loss reserves and estimates or other accounting standards that may impact our operations;

•	adverse outcomes in any significant litigation to which we are a party;

•	credit risk associated with our exposure to third parties, including counterparties to hedging or other derivative transactions; and

•	changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws).

We could also be affected by, among other things:

•	unanticipated deferrals in our FFELP securitization trusts that would delay repayment of the bonds beyond their legal final maturity date;

•	reductions to our credit ratings, the credit ratings of asset-backed securitizations we sponsor or the credit ratings of the United States of America;

•	failures of our operating systems or infrastructure, or those of third-party vendors;

•	risks related to cybersecurity including the potential disruption of our systems or potential disclosure of confidential customer information;

•	damage to our reputation resulting from cyber-breaches, litigation, the politicization of student loan servicing or other actions or factors;

•	failures to successfully implement cost-cutting initiatives and adverse effects of such initiatives on our business;

•	delays or errors in converting portfolio acquisitions to our servicing platform;

•	changes in law and regulations including but not limited to changes with respect to the student lending or servicing business and financial institutions generally, securitizations or derivatives;

•	increased competition from banks and other consumer lenders;

•	changes in the general interest rate environment, including the relationship between the relevant money-market index rate and the rate at which our assets are priced;

•	our ability to successfully effectuate any acquisitions and other strategic initiatives;

•	changes in the demand for asset management and business processing services;

•	changes in general economic conditions; and

•	the other factors that are described in the “Risk Factors” section of this Annual Report on Form 10-K and in our other reports filed with the Securities and Exchange Commission (“SEC”).

The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect and actual results could differ materially. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements except as required by law.

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

Overview

Navient is a Fortune 500 company that provides asset management and business processing services to education, health care and government clients at the federal, state, and local levels. We help our clients and millions of Americans achieve financial success through our services and support. Headquartered in Wilmington, Delaware, Navient employs team members in Western New York, Northeastern Pennsylvania, Indiana, Tennessee, Texas, Virginia, and other locations.

Navient holds the largest portfolio of education loans insured or federally guaranteed under the Federal Family Education Loan Program (“FFELP”). We also hold the largest portfolio of Private Education Loans. Navient services its own portfolio of education loans, as well as education loans owned by the United States Department of Education (“ED”), financial institutions and nonprofit education lenders. Navient is one of the largest servicers to ED under its Direct Student Loan Program (“DSLP”). Our data-driven insight, service and innovation support customers on the path to successful education loan repayment.

Navient also provides business processing services to education-related clients, such as guaranty agencies and colleges and universities.

Finally, the company leverages its scale and expertise to provide additional business processing services to a variety of other clients, including federal agencies, state and local governments, regional authorities, courts, hospitals, health care systems and other health care providers, financial service providers, and municipalities.

For all our clients, we aim to improve their financial performance, optimize their operations, and maintain compassionate, compliant service for their customers and constituents.

As of December 31, 2016, Navient’s principal assets consisted of:

•	$87.7 billion in FFELP Loans, with a net interest margin of 0.85 percent for the year ended December 31, 2016 on a “Core Earnings” basis and a weighted average life of 7.1 years;

•	$23.3 billion in Private Education Loans, with a net interest margin of 3.41 percent for the year ended December 31, 2016 on a “Core Earnings” basis and a weighted average life of 6.4 years;

•

a leading education loan servicing platform that services loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.2 million customer accounts serviced under Navient’s contract with ED; and

•	a leading business processing platform through which we provide services for over 1,000 clients in the education, health care and public sectors.

Strengths and Opportunities

Navient possesses a number of competitive advantages that distinguish it from its competitors, including:

Large, high quality asset base generating significant and predictable cash flows. At December 31, 2016, Navient’s $111 billion education loan portfolio is 77 percent funded to term and is expected to produce consistent and predictable cash flows over the remaining life of the portfolio. Navient’s $87.7 billion portfolio of FFELP Loans generally bears a maximum 3 percent loss exposure under the terms of the federal guaranty. Navient’s $23.3 billion portfolio of Private Education Loans bears the full credit risk of the borrower and any cosigner. Navient expects that cash flows from its FFELP Loan and Private Education Loan portfolios will significantly exceed future debt service obligations. Our interest earning assets are funded by both secured and unsecured debt. We reduced our unsecured debt outstanding by approximately 9 percent, from $15.1 billion at December 31, 2015 to $13.7 billion as of December 31, 2016.

Efficient and large-scale operating platforms. Navient is the largest servicer of education loans, servicing over $300 billion in education loans for more than 12 million customers. Navient’s inventory of contingent asset recovery receivables is $20.0 billion as of December 31, 2016. We provide services to over 1,000 education, health care and public sector clients. Navient has demonstrated scalable infrastructure with capacity to add volume at a low cost. Our market share and tested infrastructure have enabled expansion to additional clients and asset types.

Superior performance. Navient has demonstrated superior default prevention performance and industry-leading services. The combined portfolio of federal loans serviced by Navient experienced a Cohort Default Rate (“CDR”) that is 31 percent lower than our peers, as calculated from the most recent CDR released by ED in September 2016. We are consistently a top performer in our asset recovery business and deliver superior service to our public and private sector clients. We continually leverage data-driven insights and customer service to identify new ways to add value to our clients.

Commitment to compliance and customer centricity. Navient fosters a robust compliance culture driven by a “customer first” approach. We invest in rigorous training programs, internal and external auditing, escalated service tracking and analysis, and customer research to enhance our compliance and customer service.

Strong capital return. As a result of our significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases. In 2016, Navient repurchased 59.6 million shares of common stock (17 percent of common shares outstanding) for $755 million compared with 56.0 million shares of common shares repurchased in 2015 (14 percent of common shares outstanding) for $945 million, fully utilizing our existing share repurchase programs. In December 2016, Navient’s board of directors authorized a new $600 million share repurchase program effective January 1, 2017.

Navient has paid a quarterly dividend of $0.16 per share of common stock since the first quarter of 2015. For the years ended December 31, 2016 and 2015, Navient paid $201 million and $240 million, respectively, in dividends.

Meaningful growth opportunities. In the Asset Management business, Navient will continue pursuing opportunistic acquisitions of FFELP and Private Education Loan portfolios, including refinanced Private Education Loans, and other consumer loans. During the year ended December 31, 2016, Navient acquired $3.7 billion of education loans.

In the Business Processing Services business, Navient will pursue additional growth opportunities, including, among others:

•

The continued expansion and growth of providing services to state and local governments through our Gila LLC subsidiary (commonly known as Municipal Services Bureau, or MSB). Gila provides receivables management services and account processing solutions for state governments, agencies, court systems, municipalities, toll authorities and financial services entities. Gila expands our customer base in the public sector and leverages our business processing services.

•

The continued expansion and growth of providing services to federal agencies. For example, on September 26, 2016, the Internal Revenue Service announced that it plans to begin private collection of certain overdue federal tax debts in the spring of 2017. A Navient subsidiary, Pioneer Credit Recovery, was selected along with three other contractors to implement the new program.

•

The continued expansion and growth of providing services to hospitals, health care systems and other health care providers through our Xtend Healthcare subsidiary, a health care revenue cycle management company. Xtend’s services include full revenue cycle outsourcing, accounts receivable management, extended business office support and consulting engagements. Xtend leverages Navient’s asset recovery and business processing capabilities into the health care payments sector.

•

The continued expansion and growth of providing services to education related clients. On April 4, 2016, ED published the first part of a two-part request for proposals (“RFP”) related to a new servicing platform for the Direct Student Loan Program. The first part of the RFP focused on screening candidates’ capabilities relative to certain published criteria. In July 2016, Navient was selected as one of three companies eligible to submit responses in the second part of the RFP process. On October 26, 2016, ED published the second part of the RFP for which we submitted our bid on January 9, 2017.

Navient intends to leverage its large-scale operating platforms, superior and data-driven default prevention and asset recovery performance, operating efficiency and regulatory compliance and risk management infrastructure in growing these businesses and in pursuing other growth opportunities.

Navient’s Approach Helps Education Loan Borrowers Achieve Success

Navient services loans for more than 12 million DSLP Loan, FFELP Loan, and Private Education Loan customers, including 6.2 million customers whose accounts are serviced under Navient’s contract with ED. We help our customers navigate the path to financial success through proactive outreach and innovative, data-driven approaches.

Leveraging four decades of expertise: In our experience, customer success means making steady progress toward repayment and avoiding falling behind on or putting off payments. With customer success and default prevention as our top priorities, we apply data-driven outreach that draws from our more than 40 years of experience. Our strategists employ risk modeling to pinpoint struggling borrowers and deploy resources where needed. By tailoring our approach to each borrower’s unique situation — e.g., recent graduates, students re-entering school, those experiencing hardships or those with student debt but no degree — we help ensure industry-leading outcomes, as evidenced by a default rate that is 31 percent lower than other servicers. Nine times out of 10 when we can reach federal loan customers who have missed payments, we can identify a solution to help them avoid default.

Getting borrowers into the right payment plans: We help customers understand the complex array of federal loan repayment options so they can make informed choices about the plans that are aligned with their financial circumstances and goals. We promote awareness of federal repayment plan options, including Income-Driven Repayment (“IDR), through more than 170 million communications annually, including mail, email, phone calls, videos and text messages. For example, as of December 31, 2016, approximately one in four federal student borrowers and 49 percent of student loan balances serviced by Navient for the government were enrolled in an IDR plan (excluding loan types ineligible for the plans). We also help borrowers understand that options lengthening their repayment term may increase the total cost of their loans, while reminding them that they may pay extra or switch repayment plans at any time.

Leading the industry: Navient is a leader in recommending policy reforms aimed at improving upfront education and simplifying federal loan repayment options — reforms that we believe would make a meaningful difference for millions of Americans with student loans.

In 2009, we pioneered the creation of a loan modification program to help private education loan borrowers needing additional assistance. As of December 31, 2016, $2.6 billion of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

We continually make enhancements designed to help our customers, drawing from a variety of inputs including customer surveys, analysis of customer inquiries and complaint data, regulator commentary and website activity. We regularly use customer and employee research panels to gather real-time feedback to inform enhancements underway.

Our Office of the Customer Advocate, established in 1997, offers escalated assistance to customers who request it. We are committed to working with customers and appreciate customer comments, which, combined with our own customer communication channels, help us improve the ways we assist our customers.

We also continue to offer free resources to help customers and the general public build knowledge on personal finance topics, and we make recommendations for reforms to enhance student loan repayment success. We offer Path to Success, a series of interactive financial literacy videos. We also conduct a national research study, Money Under 35, that measures the financial health of Americans ages 22 to 35.

We take seriously our commitment to serve military customers and have developed a best-in-class approach to assist them. Navient was the first student loan servicer to launch a dedicated military benefits customer service team, website (Navient.com/military), and toll-free number. Navient’s military benefits team offers a single point of contact for all calls from service members and their families to help them learn about and access the benefits designed for them, including interest rate benefits, deferment and other options.

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

FFELP Loans Segment

In the FFELP Loans segment, we acquire and finance FFELP Loans. Although FFELP Loans are no longer originated, we continue to pursue acquisitions of FFELP Loan portfolios. These acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the FFELP Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow as the portfolio amortizes.

We are currently the largest holder of FFELP Loans. Navient’s portfolio of FFELP Loans as of December 31, 2016 was $87.7 billion and we anticipate that this FFELP Loan portfolio will have an amortization period in excess of 20 years and a 7-year remaining weighted average life. Navient’s goal is to maximize and optimize the timing of the cash flows generated by its FFELP Loan portfolio. Navient also seeks to acquire FFELP Loan portfolios from third parties to add net interest income and servicing revenue. During the year ended December 31, 2016, Navient acquired $3.5 billion of FFELP Loans. FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guaranty agreements generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest for loans disbursed. For more discussion of the FFELP and related credit support mechanisms, see Appendix A “Description of Federal Family Education Loan Program.”

As a result of the long-term funding strategy used for our FFELP Loan portfolio and the insurance and guarantees provided on these loans, the portfolio generates consistent and predictable cash flows. As of December 31, 2016, approximately 81 percent of the FFELP Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

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

Private Education Loans Segment

In this segment, we acquire, finance, and service our Private Education Loans. Private Education Loans primarily bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans. or students’ and families’ resources. They also allow borrowers to refinance existing education loans at a lower rate. We pursue acquisitions of Private Education Loan portfolios. These acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow as the portfolio amortizes.

We are currently the largest holder of Private Education Loans. Navient’s portfolio of Private Education Loans as of December 31, 2016 was $23.3 billion and we anticipate that this Private Education Loan portfolio will have an amortization period in excess of 20 years and a 6-year remaining weighted average life. Navient’s goal is to maximize and optimize the timing of the cash flows generated by its Private Education Loan portfolio. As of December 31, 2016, approximately 61 percent of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

Unlike FFELP Loans, the holder of a Private Education Loan bears the full credit risk of the borrower and any cosigner. Navient believes the credit risk of the Private Education Loans it owns is well managed through the rigorous underwriting practices and risk-based pricing applied when the loans were originated, the continued high levels of qualified cosigners, our internal servicing and risk mitigation practices, and our careful use of forbearance and loan modification programs. Navient believes that these elements and practices reduce the risk of payment interruptions and defaults on its Private Education Loan portfolio.

Business Services Segment

Our Business Services segment generates revenue from business processing services related to servicing, asset recovery and other business processing activities. Within this segment, we generate revenue primarily through servicing our FFELP Loan portfolio as well as servicing education loans for Guarantors of FFELP Loans and other institutions, including ED. We provide asset recovery services for loans and receivables on behalf of Guarantors of FFELP Loans and higher education institutions. In addition, we provide asset recovery and other business processing services for federal, state, court, and municipal clients, public authorities, and health care organizations.

We provide business processing services for over 1,000 clients, working with a broad spectrum of services and asset classes. This market is highly fragmented and provides attractive organic growth opportunities. As of December 31, 2016, Navient had an outstanding inventory of asset recovery receivables of approximately $20.0 billion, of which $10.1 billion was attributable to asset classes unrelated to education loans. Non-education related asset recovery revenues increased 77 percent, from $99 million in 2015 to $174 million in 2016.

Federal Education Loan Related Revenues

In 2016, federal education loan (FFELP and ED) related revenues in the Business Services segment accounted for 80 percent of total Business Services segment revenues compared with 87 percent in 2015. Total Business Services segment revenues were $1.01 billion for the year ended December 31, 2016, compared to $1.02 billion for the year ended December 31, 2015.

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

•

Servicing revenues from the FFELP Loans we own represent intercompany charges to the FFELP Loans segment at rates paid to us by the securitization trusts which own the loans. These fees are contractually the first payment priority of the trusts after the payment of the trustee fees and exceed the actual cost of servicing the loans. Intercompany loan servicing revenues declined to $389 million in 2016 from $427 million in 2015. Intercompany loan servicing revenues will continue to decline as our FFELP Loan portfolio amortizes.

•

In 2016, we earned account maintenance fees on FFELP Loans serviced for Guarantors of $21 million, down from $33 million in 2015. These fees will continue to decline as the underlying FFELP Loan portfolio serviced for Guarantors amortizes.

•

As of December 31, 2016, we provide asset recovery (default aversion, post-default collections and claims processing) to 11 of the 26 Guarantor agencies that serve as intermediaries between the U.S. federal government and FFELP lenders and are responsible for paying the claims made on defaulted loans. In 2016, asset recovery revenue from Guarantor clients totaled $194 million, compared to $209 million the prior year. As FFELP Loans are no longer originated, these revenues will decline over time unless we add additional Guarantor clients. The rate at which these revenues will decrease has also been affected by the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduced the amount to be paid to Guarantor agencies for assisting customers to rehabilitate their defaulted FFELP Loans under Section 428F of the HEA. This aspect of the Budget Act reduced our revenue by approximately $79 million in 2015 compared to 2014.

Since 2009 when we were selected through a competitive bidding process, Navient has been one of four TIVAS that provides loan servicing for federal loans owned by ED. This contract has been extended through 2019. Under the terms of the contract extension, the allocation of new borrower volume is determined twice each year based on the relative performance of the servicers on five metrics: borrowers in current repayment status (30 percent), borrowers more than 90 but less than 271 days delinquent (15 percent), borrowers 271 days or more but less than 360 days delinquent (15 percent), a survey of borrowers (35 percent), and a survey of ED personnel (5 percent). Under this servicing contract as of December 31, 2016, we service approximately 6.2 million accounts or $197.0 billion in loans. We earned $151 million of revenue under the contract for the year ended December 31, 2016. We continually strive to help our customers succeed and seek to improve on the performance metrics that determine the allocation of new accounts under the servicing contract with ED.

On April 4, 2016, ED published the first part of a two-part RFP related to a new servicing platform for the Direct Student Loan Program. The first part of the RFP focused on screening candidates’ capabilities relative to certain published criteria. In July 2016, Navient was selected as one of three companies eligible to submit responses in the second part of the RFP process. On October 26, 2016, ED published the second part of the RFP. On January 9, 2017, Navient submitted its bid for ED’s single servicing solution contract. We have been informed that one of the two other bidders filed a bid protest in relation to this RFP on January 5, 2017.

Other Segment

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, our corporate liquidity portfolio, unallocated overhead and regulatory-related costs. We also include results from certain smaller wind-down operations within this segment.

Employees

At December 31, 2016, we had 6,773 employees. None of our employees are covered by collective bargaining agreements.

Spin-Off of Navient

On April 30, 2014, the spin-off of Navient from SLM Corporation (the “Spin-Off”) was completed and Navient became an independent, publicly traded company focused on asset management and business processing services. The separation was completed through the distribution of 100 percent of the outstanding shares of Navient common stock, on the basis of one share of Navient common stock for each share of SLM Corporation common stock. SLM Corporation continues operation as a separate publicly traded company and includes Sallie Mae Bank.

Due to the relative significance of Navient to SLM Corporation prior to the Spin-Off, for financial reporting purposes, Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to SLM

Corporation as constituted prior to the Spin-Off, notwithstanding the legal form of the Spin-Off. Since Navient is the accounting successor, the historical financial statements of SLM Corporation prior to the Spin-Off are the historical financial statements of Navient. As a result, the GAAP financial results reported in this Annual Report on Form 10-K include the historical financial results of SLM Corporation prior to the Spin-Off on April 30, 2014 (i.e., such consolidated results include our asset management and business processing services business and the consumer banking business associated with Sallie Mae Bank (“SLM BankCo”)) and reflect the deemed distribution of SLM BankCo to SLM Corporation’s stockholders on April 30, 2014.

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

In connection with the Spin-Off, three public exchange-traded senior unsecured notes listed on NASDAQ Stock Market LLC and originally issued by SLM Corporation (and its predecessors in interest) remained obligations of Navient. These notes are referred to as (a) Medium Term Notes, Series A, CPI-Linked Notes due 2017, (NASDAQ: OSM / CUSIP: 63938C 207), (b) Medium Term Notes, Series A, CPI-Linked Notes due 2018 (NASDAQ: ISM / CUSIP: 63938C 306), and (c) 6% Senior Notes due December 15, 2043 (NASDAQ: JSM / CUSIP: 63938C 405). The notes are referred collectively as the “Exchange-traded Notes.” Navient’s status as the successor to the original issuer of these notes has been previously reported. On March 29, 2016, the Company filed Form 8-A with the SEC to reflect the transfer of the Nasdaq listing of the Exchange-traded Notes to the Company in connection with the Spin-Off and the Merger, pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended. In December of 2016, at the request of Nasdaq, the Company changed the CUSIP numbers on each of the Exchange-traded Notes, which change became effective on January 17, 2017. The new CUSIP numbers for each notes are reflected in the disclosure above.

Supervision and Regulation

The Dodd-Frank Act

The Dodd-Frank Act was adopted to reform and strengthen regulation and supervision of the U.S. financial services industry. The Dodd-Frank Act contains comprehensive provisions that govern the practices and oversight of financial institutions (including large non-bank financial institutions) and other participants in the financial markets. It imposed significant regulations, additional requirements and oversight on almost every aspect of the U.S. financial services industry, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. Some of these provisions apply to Navient and its various businesses and securitization vehicles.

The Consumer Financial Protection Act established the Consumer Financial Protection Bureau (“CFPB”), which has broad authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws and examine financial institutions for compliance. The CFPB is authorized to impose fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It has authority to prevent unfair, deceptive or abusive practices by issuing regulations that define the same or by using its enforcement authority without first issuing regulations. Since its creation, the CFPB has been active in its supervision, examination and enforcement of financial services companies, most notably bringing enforcement actions, imposing fines and mandating large refunds to customers of several large banking institutions, auto financing companies and debt collection companies. The CFPB has filed a lawsuit against Navient alleging several unfair, deceptive or abusive practices, and other violations of consumer protection statutes.

The Dodd-Frank Act also authorizes state officials to enforce regulations issued by the CFPB and to enforce the Dodd-Frank Act’s general prohibition against unfair, deceptive and abusive practices. The Attorneys General of the State of Illinois and the State of Washington also filed lawsuits against Navient and some of its subsidiaries containing similar alleged violations of consumer protection laws as the CFPB lawsuit.

Regulatory Outlook

In general, the number and scope of regulatory and enforcement actions in 2015 and 2016, as well as the amounts of fines and penalties levied against financial institutions, were significant. The types and numbers of class and stockholder derivative actions arising from allegations of violations of consumer protection and regulatory provisions also continued to increase. A number of prominent themes appear to be emerging from these actions:

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

Navient is subject to oversight from several regulatory entities. We expect that the regulators overseeing our businesses will continue to be active and that consumer protection regulations, standards, supervision, examination and enforcement practices will continue to evolve in both detail and scope. This evolution has added and may continue to significantly add to Navient’s compliance, servicing and operating costs. We have invested in compliance through multiple steps including realignment of Navient’s compliance management system to a servicing, collections and business services business model rather than a loan originations business model; dedicated compliance resources for certain topics (such as the Servicemembers Civil Relief Act (“SCRA”); the Telephone Consumer Protection Act (“TCPA”); unfair, deceptive, or abusive acts and practices (“UDAAP”); and third-party vendor management) to focus on regulator and consumer expectations; formation of business support operations to enhance risk, control and compliance functions in each business area; additional regulatory training for front-line employees to ensure obligations are understood and followed during interactions with customers as well as additional regulatory training for our board of directors to enhance their ability to oversee the Company’s risk framework and compliance as it and the regulatory environment changes; expanded oversight of our incentive compensation programs; and expanded oversight and analysis of complaint trends to identify and remediate if necessary, areas of potential consumer harm.

While current operations and compliance processes may or may not satisfy evolving regulatory standards, they cannot provide assurance that past practices or products will not be the focus of examinations, inquiries or lawsuits.

As described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management,” Navient has implemented a coordinated, formal enterprise risk management system aimed at reducing business and regulatory risks.

Listed below are some of the most significant recent and pending regulatory changes that have the potential to affect Navient.

Consumer Financial Protection Bureau. The CFPB has oversight of the private education loan industry as well as education loan servicers. The CFPB has been active in the education loan industry and undertook a number of initiatives in recent years relative to the private education loan market and education loan servicing, including:

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

•

On December 3, 2013, the CFPB issued a final rule defining larger participants of the education loan servicing market. The rule, which became effective on March 1, 2014, allows the CFPB to federally supervise certain nonbank education loan servicers for the first time. Under the final rule, the CFPB has supervisory authority over any nonbank education loan servicer that services more than one million borrower accounts, including accounts for both private and federal education loans. Our education loan servicing subsidiaries are subject to this oversight. The CFPB’s supervision includes gathering reports, conducting examinations for compliance with federal consumer financial laws and taking enforcement actions as appropriate.

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

•

In April 2016, the CFPB released a set of prototype disclosures (“Payback Playbook”) in conjunction with an RFI seeking information about how to best provide borrowers with information about their repayment options. The proposal, if implemented, would require servicers to provide personalized repayment options to borrowers. The submissions to this request were intended to assist policymakers and market participants when considering potential options to supplement or revise written communications in such a way to reduce defaults, improve borrower outcomes, and spur innovation. As a result of this RFI, the CFPB released a revised prototype Payback Playbook that was provided to ED in January 2017. This revised proposal would provide borrowers in good standing with personalized information about their current repayment plan and two alternatives. Struggling borrowers would receive information about their current plan and one alternative option that offers the lowest available monthly payment and customized instructions on how to enroll in that option.

•

On October 17, 2016, the Student Loan Ombudsman issued his 2016 Annual Report analyzing complaints submitted by consumers from September 1, 2015 through August 31, 2016. This report highlighted debt collection and servicing issues experienced by borrowers who had defaulted in the federal loan program. Borrowers are able to regain good standing (or “rehabilitate”) by making nine payments within a 10-month period. However, the Ombudsman estimates that 1 in 3 of these rehabilitated borrowers will re-default within two years due to problems accessing and obtaining income-driven repayment plans. This report also stated that defaulted borrowers reported complaints about debt collectors setting incorrect monthly payment amounts and failing to apply payments toward the loan rehabilitation process, and both collectors and servicers failing to communicate when a borrower’s loan is transferred out of default, or failing to communicate consistent information. In coordination with the release of this report, the CFPB also sent a voluntary information request to student loan servicers seeking information about how previously-defaulted borrowers perform over time.

•

In October 2016, the CFPB also revised the education loan examination procedures, incorporating information it gathered from its three years of supervisory and enforcement work, reflecting its revised supervisory priorities.

Debt Collection Supervision. Consistent with the authority granted to it under the Dodd-Frank Act, the CFPB also maintains supervisory authority over larger consumer debt collectors. On October 24, 2012, the CFPB issued its Larger Participant rule and examination procedures that allow the agency to federally supervise larger consumer debt collectors. The rule, which became effective January 2, 2013, defines larger participants as third-party debt collectors, debt buyers and collection attorneys with more than $10 million in annual receipts resulting from consumer debt collection. Under the rule, Navient’s collection subsidiaries are considered larger participants and are subject to supervision. In July 2016, the CFPB proposed new rules that would impose drastic changes to the debt collection industry generally. Under the proposals currently under consideration, debt collectors would, among other things, be required to limit communications attempts with borrowers, provide enhanced disclosure of debt details, and make it easier to dispute the debt. When responding to disputes, collectors would be prohibited from continuing to pursue debt without sufficient evidence. These requirements and restrictions would follow the debt if it were sold or transferred. The issuance of the CFPB’s rules does not preempt the various and varied levels of state consumer and collection regulations to which the activities of Navient’s subsidiaries are currently subject. Navient also utilizes third-party debt collectors to collect defaulted and charged-off education loans and will continue to be responsible for oversight of their procedures and controls.

Oversight of Derivatives. The Dodd-Frank Act created a comprehensive new regulatory framework for derivatives transactions, to be implemented by the Commodity Futures Trading Commission (“CFTC”), other prudential regulators and the SEC. This framework, among other things, subjects certain swap participants to new capital and margin requirements, recordkeeping and business conduct standards and imposes registration and regulation of swap dealers and major swap participants. The scope of potential exemptions continues to be defined through agency rulemakings. Even where Navient or a securitization trust sponsored by Navient qualifies for an exemption, many of its derivatives counterparties are subject to the new capital, margin and business conduct requirements and therefore Navient’s business may be impacted. Where Navient or the securitization trusts it sponsors do not qualify for an exemption, Navient or an existing or future securitization trust sponsored by Navient may be unable to enter into new swaps to hedge interest rate or currency risk or the costs associated with such swaps may increase. With respect to existing securitization trusts, an inability to amend, novate or otherwise materially modify existing swap contracts could result in a downgrade of its outstanding asset-backed securities. As a result, Navient’s business, ability to access the capital markets for financing and costs may be impacted by new regulations for derivatives transactions.

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

Consumer Protection and Privacy. Navient’s business servicing education loans is subject to federal and state consumer protection, privacy and related laws and regulations and is subject to examination by the CFPB. Some of the more significant federal laws and regulations include:

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

•

the SCRA, which applies to all debts incurred prior to commencement of active military service (including education loans) and limits the amount of interest, including certain fees or charges that are related to the obligation or liability; and

•	the TCPA, which governs communication methods that may be used to contact customers.

Several states have passed or proposed student loan bills of rights or licensing requirements that may also apply to Navient’s education loan servicing business. It is possible that more states will propose or pass similar or different requirements on either holders of education loans or their servicers. These laws or rules may impose additional or different requirements than Navient faces at the federal level.

Navient’s business processing services businesses are subject to federal and state consumer protection, privacy and related laws and regulations, including supervision by the CFPB of larger consumer debt collectors as discussed above. Some of the more significant federal statutes are the Fair Debt Collection Practices Act and additional provisions of the acts listed above, as well as the HEA and the various laws and regulations that govern government contractors. These activities are also subject to state laws and regulations similar to the federal laws and regulations listed above.

Recent Developments

The Company announced on February 21, 2017, that Christian Lown will join the Company as executive vice president and chief financial officer, effective March 27, 2017. Somsak Chivavibul, the current CFO, will remain as CFO until that date after which he will spearhead the launch of the Company’s new enterprise-wide decision management center, where he will be the Company’s executive vice president and chief decision management officer. The Company filed a Form 8-K announcing these appointments on February 21, 2017.

Item 1A.	Risk Factors

Navient employs a Risk Appetite Framework which defines the most significant risks impacting our business and provides a process for evaluating and quantifying such risks. Our Enterprise Risk Committee monitors approved risk limits and thresholds to ensure our businesses are operating within approved risk parameters. Through ongoing monitoring of risk exposures, management endeavors to identify potential risks and develop appropriate responses and mitigation strategies. Our Risk Appetite Framework segments Navient’s risks across nine domains: (1) credit; (2) market; (3) funding and liquidity; (4) compliance; (5) legal; (6) operational; (7) reputational/political; (8) governance; and (9) strategy. The risk factors enumerated in this section are presented in a manner that is consistent with our overall risk framework.

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

We anticipate that, for a period of time, Navient’s earnings will be largely dependent on the expected future creditworthiness of its education loan customers, especially with respect to its Private Education Loan portfolio. Our research consistently indicates that borrower unemployment rates and the failure of in-school borrowers to graduate or otherwise complete their education are two of the most significant macroeconomic factors that increase loan delinquencies and defaults. Additionally, modifications to the original repayment terms in the form of loan forbearance, deferment, grace periods and the use of payment modification programs, including income-based repayment programs can individually and cumulatively impact the performance of the Company’s FFELP Loan and Private Education Loan portfolios. Modifications to private loans may lower the potential return on investment and may have the related effect of delaying defaults which would otherwise have become apparent in the performance of our portfolios. Therefore, deterioration in the economy could adversely affect the credit quality of our borrowers requiring more frequent use of these loan modification tools. Higher credit-related losses and weaker credit quality could negatively affect Navient’s business, financial condition and results of operations and limit its funding options, including Navient’s access to the capital markets, which could also adversely impact its liquidity position.

Defaults on education loans held by Navient, particularly Private Education Loans, could adversely affect Navient’s earnings.

FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guarantees generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest and, in limited circumstances, 100 percent of the loan’s principal and accrued interest. Nevertheless, Navient is exposed to credit risk on the non-guaranteed portion of the FFELP Loans in its portfolio. Under certain circumstances, if we fail to service FFELP Loans in compliance with HEA regulations that relate to our ongoing communications with borrowers and default aversion requirements, we may jeopardize the insurance, guarantees and federal support we receive on these loans. A small percentage of our FFELP Loan portfolio has become permanently uninsured as a result of these regulations and we anticipate this will continue to a limited extent in the future. Under such circumstances, Navient bears the full credit exposure on such previously insured loans.

Navient bears the full credit exposure on all its Private Education Loans. Navient believes that delinquencies are an important indicator of the potential future credit performance for Private Education Loans. Navient’s delinquencies as a percentage of Private Education Loans in repayment were 7.4 percent at December 31, 2016. For a complete discussion of Navient’s loan delinquencies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Private Education Loan Portfolio Performance.”

The evaluation of Navient’s allowance for loan losses is inherently subjective and it requires estimates that may be subject to significant changes. Future defaults could be higher than anticipated due to a variety of factors outside of Navient’s control, such as downturns in the economy, regulatory or operational changes and other unforeseen future trends. According to Company-sponsored independent research, young adults who stopped attending college before earning a degree or certificate are among those most likely to have trouble making payments. Losses on Private Education Loans are also impacted by various risk characteristics that may be specific to individual loans. Loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in which a payment has been made by a customer), underwriting criteria (e.g., credit scores), existence of a cosigner are all factors that can impact the likelihood of default. The type of school may also play a significant role in loan performance. Additionally, general economic and employment conditions, including employment rates for recent college graduates can have a significant impact on loan delinquency and default rates. If actual loan performance is worse than currently estimated, it could materially affect Navient’s estimate of the allowance for loan losses and the related provision for loan losses in Navient’s statements of income and as a result adversely affect Navient’s results of operations.

MARKET, FUNDING & LIQUIDITY RISK. Market risk is the risk to earnings or capital resulting from changes in market conditions. Navient is exposed to various types of market risk, in particular the risk of loss resulting in a mismatch between the maturity/duration of assets and liabilities, interest rate risk, foreign currency exchange rates and other risks that arise through the management of our investment, debt and education loan portfolios. Funding and liquidity risk is the risk to earnings, capital or the conduct of our business arising from the inability to meet our obligations when they become due, such as the ability to access the unsecured or asset backed securities credit markets to fund liability maturities or invest in future asset growth and business operations at reasonable market rates.

Navient’s business is affected by the cost and availability of funding in the capital markets.

The capital markets have from time to time experienced periods of significant volatility. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable at any costs. Additional factors that could make financing more expensive or unavailable to Navient include, but are not limited to, financial losses, events that have an adverse impact on Navient’s reputation, changes in the activities of Navient’s business partners, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to Navient, asset-backed securities sponsored by Navient or the U.S. federal government, changes affecting Navient’s assets, the ability of existing or future Navient-sponsored securitization trusts to hedge interest rate and currency risk, corporate and regulatory actions, absolute and comparative interest rate changes, general economic conditions and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization and derivatives transactions. If financing is difficult, expensive or unavailable, Navient’s results of operations, cash flow or financial condition could be materially and adversely affected.

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

FFELP Loans may also be repaid after default by the Guarantors of FFELP Loans. Conversely, borrowers might not choose to prepay their education loans or the terms of the education loans may be extended as a result of grace periods, deferment periods, income-driven repayment plans or other repayment terms or monthly payment amount modifications agreed to by the servicer, for example. FFELP Loan borrowers may be eligible for various existing income-based repayment programs under which borrowers can qualify for reduced or zero monthly payment or even debt forgiveness after a certain number of years of repayment.

Future initiatives by ED or by Congress to encourage or force consolidation, create additional income-based repayment or debt forgiveness programs or establish other policies and programs that influence the rate at which borrowers repay their loans, could also affect prepayments on education loans. Additionally, several recent entrants into the student loan refinancing market may increase borrower prepayments. These companies specialize in consolidating and refinancing student loans and may have certain advantages including lower cost structures, fewer regulatory constraints and the ability to be highly selective in choosing borrowers who are eligible to refinance. Their ability to selectively market to borrowers with high incomes, high credit scores or other credit determinants may adversely impact the performance of our remaining portfolio.

While we anticipate some variability in prepayment levels, extraordinary or extended increases or decreases in prepayment rates could materially affect our liquidity, interest income, net interest margin and the value of our Residual Interests. Additionally, a prolonged introduction of significant amounts of subsidized funding into the Private Education Loan market at below market interest rates — whether from Federal or private sources —could increase the prepayment rates of our existing Private Education Loans and have a material adverse effect on our business, results of operations and cash flows When, as a result of unanticipated prepayment levels, education loans within a securitization trust amortize faster than originally contracted, the trust’s pool balance may decline at a rate faster than the prepayment rate assumed when the trust’s bonds were originally issued. If the trust’s pool balance declines faster than originally anticipated, in most of our securitization structures, the bonds issued by that trust will also be repaid faster than originally anticipated. In such cases, the Company’s net interest income may decrease and the value of any retained Residual Interest in the trust may similarly decline.

Conversely, when education loans within a securitization trust amortize more slowly than originally contracted, the trust’s pool balance may decline more slowly than the prepayment rate assumed when the trust’s bonds were originally issued and the bonds may be repaid more slowly than originally anticipated. In these cases, the Company’s net interest income increases and the value of any retained Residual Interest in the trust may increase. In addition, if the prepayment rate is especially slow and certain rights of the sellers or the servicer are not exercised or are insufficient or other action is not taken to counter the slower prepayment rate, the trust’s bonds may not be repaid by their legal final maturity date(s), which could result in an event of default under the underlying securitization agreements. Since June 30, 2016, Moody’s and Fitch have taken final ratings action on $52.4 billion and $38.8 billion, respectively, of non-recourse FFELP ABS sponsored by our affiliates due to concerns that trust cash flows may not be sufficient to pay all bonds by the legal final maturity date. As of January 31, 2017, these actions have resulted in downgrades to non-investment grade rating on $4.1 billion and $6.6 billion in FFELP ABS by Moody’s and Fitch, respectively. Subsequent to the initial downgrade action, Fitch has upgraded $0.5 billion of FFELP ABS to investment grade after the Company successfully extended the legal final maturity dates of these bonds. As of January 31, 2017, $11.3 billion of non-recourse FFELP ABS sponsored by our affiliates remains on credit watch by Fitch. Moody’s has completed its ratings actions. For a discussion of the rating agencies actions and the Company’s efforts to mitigate the “legal final maturity” risk, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funding and Liquidity Risk Management.”

Finally, rating agencies may place bonds on watch or change their ratings on (or their ratings methodology for) the bonds issued by a securitization trust, possibly raising or lowering their ratings, based upon these prepayment rates and their perception of the risk posed by those rates to the timing of the trust cash flows. Placing bonds on watch, or changing ratings negatively or proposing or making changes to ratings methodology could: (i) affect our liquidity; (ii) impede our access to the securitization markets; (iii) require changes to our securitization structures; (iv) impact our net interest margins; and/or (v) raise or lower the value of our Residual Interests of our future securitization transactions.

High or increasing interest rate environments may cause Navient’s Floor Income to decline, which may adversely affect its earnings.

FFELP Loans disbursed before April 1, 2006 generally earn interest at the higher of either the borrower rate, which is fixed over a period of time, or a floating rate based on a Special Allowance Payment or SAP formula set by ED. Navient has generally financed its FFELP Loans with floating rate debt whose interest is matched closely to the floating nature of the applicable SAP formula. Historically, these loans have been indexed to either the Treasury bill, commercial paper or one-month LIBOR rates. If a decline in interest rates causes the borrower rate to exceed the SAP formula rate, Navient will continue to earn interest on the loan at the fixed borrower rate while the floating rate interest on Navient debt will continue to decline. The additional spread earned between the fixed borrower rate and the SAP formula rate is referred to as “Floor Income.”

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

Floor Income can be volatile as rates on the underlying education loans move up and down. Subject to prevailing market conditions, Navient generally hedges this risk by using derivatives in an effort to lock in a portion of our Floor Income over the term of the contract. A rise in interest rates will reduce the amount of Floor Income received on the FFELP Loans not presently hedged with derivatives, which will compress Navient’s net interest margins. Additionally, net interest margins can be negatively impacted by unusual variances between one-month and three-month LIBOR.

Navient’s credit ratings are important to its liquidity. A reduction in its credit ratings could adversely affect its liquidity, increase its borrowing costs or limit its access to the capital markets.

As of December 31, 2016, Moody’s, S&P and Fitch rate Navient’s long term unsecured debt below investment grade. In addition, the capital markets for sub-investment grade companies are not as liquid as those involving investment grade entities. These factors have resulted in a higher cost of funds for the Company, and has caused our senior unsecured debt to trade with greater volatility.

Navient’s unsecured debt totaled $13.7 billion at December 31, 2016, and Navient utilizes the unsecured debt markets to help fund its business and refinance outstanding debt. The amount, type and cost of its funding directly affects the cost of operating its business and growing its assets and is dependent upon outside factors, including its credit rating from rating agencies. There can be no assurance that the Company’s credit ratings will not be reduced further. A reduction in the credit ratings of the Company’s senior unsecured debt could adversely affect Navient’s liquidity, increase its borrowing costs, limit its access to the capital markets and place incremental pressure on its net interest income.

Adverse market conditions or an inability to effectively manage its liquidity risk could negatively impact Navient’s ability to meet its liquidity and funding needs, which could materially and adversely impact its results of operations, cash flow or financial condition.

Navient must effectively manage its liquidity risk. Navient requires liquidity to meet cash requirements such as day-to-day operating expenses, required payments of principal and interest on borrowings, and distributions to stockholders. We expect to fund our ongoing liquidity needs, including the repayment of $0.7 billion of senior unsecured notes that mature in 2017, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($1.4 billion in the year ended December 31, 2016), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional repurchase facilities to finance the Residual Interests in existing Private Education Loan ABS trusts (each a “Private Education Loan ABS Repurchase Facility”) or issue additional unsecured debt. Navient may maintain too much liquidity, which can be costly, or may be too illiquid, which could result in financial distress during times of financial stress or capital market disruptions.

The interest rate characteristics of Navient’s earning assets do not always match the interest rate characteristics of its funding arrangements, which may increase the price of, or decrease Navient’s ability to obtain, necessary liquidity.

Net interest income will be the primary source of cash flow generated by Navient’s portfolios of FFELP Loans and Private Education Loans. At the present, interest earned on FFELP Loans and Private Education Loans is primarily indexed to one-month LIBOR and either one-month LIBOR or the one-month Prime rate, respectively, but Navient’s debt is primarily indexed to rates other than one-month LIBOR and Prime.

The different interest rate characteristics of Navient’s loan portfolios and the liabilities funding these loan portfolios result in basis risk and repricing risk. It is not economically feasible to hedge all of Navient’s exposure to such risks. While the asset and hedge indices are short-term with rate movements that are typically highly correlated, there can be no assurance that the historically high correlation will not be disrupted by capital market dislocations or other factors not within our control. For example, during the second half of 2016, Navient experienced widening spreads between one-month and three-month LIBOR and the cost of hedging this variance was prohibitive. We cannot provide any assurance that such a situation will not reoccur which will reduce our net interest margins and net income. In these circumstances, Navient’s earnings could be materially adversely affected.

Navient’s use of derivatives to manage interest rate and foreign currency sensitivity exposes it to credit and market risk that could have a material adverse effect on its earnings and liquidity.

Navient strives to maintain an overall strategy that uses derivatives to minimize the economic effect of interest rate and/or foreign currency changes. However, developing an effective strategy for dealing with these movements is complex, and no strategy can completely avoid the risks associated with these fluctuations. For example, Navient’s education loan portfolio is subject to prepayment risk that could result in its being under- or over-hedged, which could result in material losses. In addition, Navient’s use of derivatives in its risk management activities could expose it to mark-to-market losses if interest rates or foreign currencies move in a materially different way than was expected when Navient entered into the related derivative contracts. As a result, there can be no assurance that hedging activities using derivatives will effectively manage Navient’s interest rate or foreign currency sensitivity, have the desired beneficial impact on its results of operations or financial condition or not adversely impact its liquidity and earnings.

Navient’s use of derivatives also exposes it to market risk and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. For example, during 2016, Navient’s net interest margin was negatively impacted by unusually wide variances between one-month and three-month LIBOR. Navient’s Floor Income Contracts and some of the basis swaps it uses to manage earnings variability caused by different reset characteristics on interest-earning assets and interest-bearing liabilities do not qualify for hedge accounting treatment. Therefore, the change in fair value, called the “mark-to-market,” of these derivative instruments is included in Navient’s statement of income without a corresponding mark-to-market of the economically hedged item. A decline in the fair value of these derivatives could have a material adverse effect on Navient’s reported earnings.

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

Navient’s securitization trusts, which it consolidates on its balance sheet, had $8.5 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2016. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly rated counterparties. A failure by a swap counterparty to perform its obligations could, if the swap has a positive fair value to Navient, materially and adversely affect Navient’s earnings.

REGULATORY, COMPLIANCE & LEGAL RISK. Compliance risk is the risk to earnings or capital or reputation arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards. Legal risk is the risk to earnings, capital or reputation manifested by claims made through the legal system and may arise from a product or service, a transaction, a business relationship, property (real, personal or intellectual), conduct of an employee or change in law or regulation.

Navient’s businesses are subject to a wide variety of laws, rules, regulations and government policies that may change in significant ways and changes to such laws and regulations or changes in existing regulatory guidance or their interpretation or enforcement could materially adversely impact Navient’s business and results of operations.

Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, rules, regulations and policies. There can be no assurance that these laws, rules, regulations and policies will not be changed in ways that will require us to modify our business models or objectives or in ways that affect our returns on investment by restricting existing activities or services, subjecting them to escalating costs or prohibiting them outright.

In particular, the CFPB has broad authority with respect to Navient’s loan servicing business. It has authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws and examine Navient for compliance. The CFPB also has examination and enforcement authority with respect to various federal consumer financial laws for some providers of consumer financial products and services, including Navient. In December 2013, the CFPB issued a final rule, effective March 1, 2014, defining “larger participants” in the education loan servicing market that are subject to supervision and examination by the CFPB, a category that includes Navient’s education loan servicing subsidiaries. In July 2016, the CFPB proposed new rules that would, among other things, impose strict limitations on the frequency with which we are permitted to contact borrowers. Additionally, the proposed rules require us to provide enhanced disclosure to borrowers of debt details, and make it easier for borrowers to dispute their debts. The cumulative impact of these proposed regulations, if implemented, could have a material effect on our asset recoveries and may result in significant capital expenditures to develop systems that enable us to comply with the new regulations.

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

In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations of state law. If the CFPB or one or more state attorneys general or state regulators believe that Navient has violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on Navient or its business.

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

In addition to CFPB regulation, Navient’s asset recovery business is also subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection, and is subject to numerous state and federal laws and regulations. Failure to comply with these laws and regulations may result in significant costs, including litigation costs, and/or business sanctions including but not limited to termination or non-renewal of contracts.

Expanded regulatory and governmental oversight of Navient’s businesses will increase its costs and risks.

Navient’s businesses and operations are increasingly subject to governmental and regulatory oversight and scrutiny, both at the federal and state levels. Navient is now, and may be subject in the future, to inquiries and audits from state and federal regulators as well as litigation from private plaintiffs. In recent years, Navient has entered into consent orders and other settlements with the FDIC, the United States Department of Justice (“DOJ”) and other banking and state regulators. Navient has paid fines and penalties or provided monetary and other relief in connection with many of these actions and settlements. We have also enhanced our procedures and controls, expanded the risk and control functions within each line of business, invested in technology and hired additional risk, control and compliance personnel.

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

Due to the uncertainty engendered by these new regulations, guidance and actions, coupled with the likelihood of additional changes or additions to the local, state and federal statutes, regulations and practices applicable to its business, Navient is not able to estimate the ultimate impact of changes in law on its financial results, business operations or strategies. Navient believes that the cost of responding to and complying with these evolving laws and regulations, as well as any guidance from enforcement actions, will continue to increase, as will the risk of penalties and fines from any enforcement actions that may be imposed on its businesses. Navient’s profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result.

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

Navient is subject to evolving and complex federal and state tax laws. Significant judgment is required for determining Navient’s tax liabilities. SLM Corporation’s tax returns have been, and Navient’s tax returns continue to be, periodically examined by various tax authorities. Navient has, among other tax liabilities, risks for future tax contingencies arising from operations post-Spin-Off. Due to the complexity of tax contingencies, the ultimate resolution of any tax matters related to operations post-Spin-Off may result in payments greater or less than amounts accrued.

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

We could have a material write down related to our Deferred Tax Asset as a result of a decrease in our corporate tax rate of 35 percent.

As of December 31, 2016, the balance of our net deferred tax asset was $802 million. Any decrease in the corporate tax rate would result in an immediate decrease in the deferred tax asset and a related charge to earnings that could materially affect our financial results.

Since the 2016 presidential election, there has been a great deal of discussion relating to possible changes to the Internal Revenue Code and corporate tax rates. A number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies, but it is not possible to accurately determine the overall impact of such proposals on our tax rate at this time. Excluding the impact to the Deferred Tax Asset balance discussed above, any reduction in the corporate tax rate would benefit future earnings.

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

A failure of Navient’s operating systems or infrastructure could disrupt our business. Navient’s business is dependent on its ability to process and monitor large numbers of daily transactions in compliance with contractual, legal and regulatory standards and its own product specifications, both currently and in the future. As Navient’s processing demands and loan portfolios change, both in volume and in terms and conditions, Navient’s ability to develop and maintain its operating systems and infrastructure may become increasingly challenging. There is no assurance that Navient has adequately or efficiently developed, maintained or acquired such systems and infrastructure or will do so in the future.

The servicing, financial, accounting, data processing and other operating systems and facilities that support Navient’s business may fail to operate properly or become disabled as a result of events that are beyond Navient’s control, adversely affecting its ability to timely process transactions. Any such failure could adversely affect Navient’s ability to service its clients, and result in financial loss or liability to its clients, disrupt its business, and result in regulatory action or cause reputational damage.

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

If one or more of such events occur, personal, confidential and other information processed and stored in, and transmitted through, Navient’s computer systems and networks could be jeopardized or could cause interruptions or malfunctions in Navient’s operations that could result in significant losses or reputational damage. Navient routinely transmits and receives personal, confidential and proprietary information, some of it through third parties. Navient maintains secure transmission capability and works to ensure that third parties follow similar procedures. Nevertheless, an interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, regulatory action and reputational harm. In the event personal, confidential or other information is jeopardized, intercepted, misused or mishandled, Navient may need to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures, and it may be subject to fines, penalties, litigation and settlement costs and financial losses that may either not be insured against or not be fully covered through insurance. If one or more of such events occur, Navient’s business, financial condition or results of operations could be significantly and adversely affected.

Navient depends on third parties for a wide array of services, systems and information technology applications, and a breach or violation of law by one of these third parties could disrupt Navient’s business or provide its competitors with an opportunity to enhance their position at Navient’s expense.

Navient depends on third parties for a wide array of services, systems and information technology applications. Third-party vendors are significantly involved in many aspects of Navient’s software and systems development, the timely transmission of information across its data communication network, and for other telecommunications, processing, remittance and technology-related services in connection with Navient’s payment services businesses. Navient also utilizes various third-party debt collectors in the collection of defaulted Private Education Loans and in other areas. If a service provider fails to provide the services required or expected, or fails to meet applicable contractual or regulatory requirements such as service levels or compliance with applicable laws, the failure could negatively impact Navient’s business by adversely affecting its ability to process customers’ transactions in a timely and accurate manner, otherwise hampering Navient’s ability to serve its customers, or subjecting Navient to litigation and regulatory risk for matters as diverse as poor vendor oversight or improper release or protection of personal information. Such a failure could also adversely affect the perception of the reliability of Navient’s networks and services and the quality of its brands, which could materially adversely affect Navient’s business and results of operations.

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

Navient receives payments from the federal government on its FFELP Loan portfolio and for other services it provides, including servicing loans under the DSLP, providing default aversion and contingency collections to ED, and providing performance-based services to the IRS to support its national recovery program. Payments for these services may be affected by various factors, including the following:

•

The Budget Act: The Budget Act enacted on December 26, 2013, included several provisions that will have or could have an effect on Navient’s business. First, the Budget Act reduced the amount paid to guaranty agencies for defaulted FFELP Loans rehabilitated under Section 428F of the HEA, beginning on July 1, 2014. In addition, the Budget Act eliminated funding for the Direct Loan servicing performed by not-for-profit servicers. The Budget Act requires that all servicing funding be provided through the annual appropriations process which is subject to certain limitations. Although the payments for Navient’s DSLP servicing contract are already funded from annual appropriations, the requirement to fund all servicing from the limited appropriated funding could have an effect on our future business in ways the Company cannot predict at this time.

•

Other Higher Education Legislation: As Congress and the new Administration consider the reauthorization of the Higher Education Act, they may consider legislation that would reduce the payments to Guarantors or change the consolidation program in a way that would incentivize education loan borrowers to refinance their existing education loans, both private and federal. Such reforms could reduce Navient’s cash flows from servicing and interest income as well as its net interest margin.

It is possible that the administration and Congress in the future could engage in a prolonged debate linking the federal deficit, debt ceiling and other budget issues. If U.S. lawmakers in the future fail to reach agreement on these issues, the federal government could stop or delay payment on its obligations, including those on services

Navient provides. The recent presidential election in the United States could result in significant changes (or uncertainty) in governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could adversely impact Navient’s business, financial condition and results of operations. Further, legislation to address the federal deficit and spending could impose proposals that would adversely affect FFELP and DSLP-related servicing businesses. A protracted reduction, suspension or cancellation of the demand for the services Navient provides, or proposed changes to the terms or pricing of services provided under existing contracts with the federal government, including its contract with ED, could have a material adverse effect on Navient’s revenues, cash flows, profitability and business outlook, and, as a result, could materially adversely affect its business, financial condition and results of operations. Navient cannot predict how or what programs or policies will be impacted by any actions that the Administration, Congress or the federal government may take.

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

Navient owes obligations, including service and indemnification obligations, to SLM BankCo under various transaction agreements that were executed as part of the Spin-Off. These obligations could be materially disruptive to Navient’s business or subject it to substantial liabilities, including contingent liabilities and liabilities that are presently unknown.

In connection with the Spin-Off, Navient, SLM Corporation and SLM BankCo entered into various agreements, including, among others, a separation and distribution agreement, a transition services agreement, a tax sharing agreement, an employee matters agreement, a loan servicing and administration agreement, a joint marketing agreement, a key systems agreement, a data sharing agreement and a sublease agreement. Under the transition services agreement, a subsidiary of Navient hosts and provides SLM BankCo with access to Navient’s information technology systems and services, and Navient assists SLM BankCo in migrating its customer data and service functions to a separate environment. The performance by Navient of its obligations to SLM BankCo under these agreements may require the diversion of a significant amount of Navient management’s time from Navient’s operations and could be disruptive to its business operations.

The separation and distribution agreement between Navient, SLM Corporation and SLM BankCo provides for, among other things, indemnification obligations designed to make Navient financially responsible for substantially all liabilities that may exist whether incurred prior to or after the Spin-Off, relating to the business activities of SLM Corporation prior to the Spin-Off, other than those arising out of the consumer banking business and expressly assumed by SLM BankCo pursuant to the Spin-Off and the separation and distribution agreement. This includes Navient being financially responsible for all servicing and collections activities that it performed or directed on behalf of Sallie Mae Bank. If Navient is required to indemnify SLM BankCo under the circumstances set forth in the separation and distribution agreement, Navient may be subject to substantial liabilities including liabilities that are accrued, contingent or otherwise and regardless of whether the liabilities were known or unknown at the time of the Spin-Off. SLM BankCo is party to various claims, litigation and legal, regulatory and other proceedings resulting from ordinary business activities relating to its current and former operations including the lawsuit brought by the State of Illinois Attorney General. Previous business activities of SLM BankCo, including originations and acquisitions of various classes of consumer loans outside of Sallie Mae Bank, may also result in liability due to future laws, rules, interpretations or court decisions which purport to have retroactive effect, and such liability could be significant. SLM BankCo may also be subject to liabilities related to past activities of acquired businesses. It is inherently difficult, and in some cases impossible, to estimate the probable losses associated with contingent and unknown liabilities of this nature, but future losses may be substantial and will be borne by Navient in accordance with the terms of the separation and distribution agreement.

There could be significant liability to Navient if the Spin-Off is determined to be a taxable transaction.

The Spin-Off of Navient from SLM BankCo was intended to qualify as a reorganization under various provisions of the Code and as such to not be a taxable transaction. The Spin-Off was therefore conditioned on the receipt by SLM Corporation of a private letter ruling from the IRS to the effect that, among other things, (i) the merger of SLM Corporation with and into a limited liability company wholly owned by SLM BankCo (the “SLM Merger”) (together with the conversion of the shares of SLM Corporation common and preferred stock into shares of SLM BankCo common and preferred stock pursuant to the SLM Merger) would qualify as a “reorganization” within the meaning of Section 368(a)(1)(F) of the Code and will not be integrated with the rest of the Spin-Off , and (ii) the Spin-Off would qualify as a “reorganization” for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In addition, the Spin-Off was conditioned on SLM BankCo’s receipt of an opinion from outside tax counsel to the effect that, with respect to certain requirements for tax-free treatment under Section 355 of the Code on which the IRS will not rule, such requirements will be satisfied. Both of these conditions were satisfied or waived prior to the Spin-Off. Navient received the private letter ruling from the IRS after the Spin-Off.

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

GOVERNANCE RISK. Governance risk is the risk of not establishing and maintaining a control environment that aligns with stakeholder and regulatory expectations, including our relationship with the regulators as well as compliance environment within the Company and board oversight. These risks are inherent in all of our businesses.

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

In addition, Navient’s amended and restated certificate of incorporation makes it subject to Section 203 of the Delaware General Corporation Law. Section 203 generally provides that, with limited exceptions, persons who acquire, or are affiliated with a person that acquires, 15 percent or more of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the time at which that person or its affiliates becomes the holder of 15 percent or more of the corporation’s outstanding voting stock. Being subject to Section 203 could cause a delay in or completely prevent a change of control that stockholders may favor.

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

In the future, stockholders’ percentage ownership in Navient may be diluted as a result of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that Navient may grant to its directors, officers and employees. For a period of time, Navient will continue and certain SLM BankCo employees may continue to have options to purchase shares of Navient common stock after the Spin-Off as a result of conversion of a portion of their SLM Corporation stock options to Navient stock options. From time to time, Navient may issue additional stock options or other equity-based awards to its employees under Navient’s employee benefits plans. Such awards will have a dilutive effect on Navient’s earnings per share, which could adversely affect the market price of shares of Navient common stock.

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

Under the separation and distribution agreement, Navient is precluded from conducting certain activities until January 1, 2019, including originating Private Education Loans. As a result, interest income and fee-based servicing revenue derived from its existing Private Education Loan portfolio is anticipated to decline as our existing portfolio amortizes. We also may not be able to develop revenue streams to replace the declining revenue from Private Education Loans.

Navient is not presently originating new Private Education Loans and as part of its Spin-Off transaction agreed not to originate certain of these loans until January 1, 2019. As a result, interest income on Navient’s Private Education Loan portfolio and fee-based revenue on that portfolio are anticipated to decline over time as the loans are paid down, refinanced or charged off. If Navient does not begin to originate Private Education Loans as permitted under its separation and distribution agreement, acquire additional Private Education Loans or otherwise grow or develop new revenue streams to replace or supplement its Private Education Loan net interest and servicing revenue, Navient’s consolidated revenue and operating income will continue to decrease which could materially and adversely impact our results of operations, cash flow or financial condition.

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

In 2010, Congress passed legislation ending the origination of education loans under the FFELP program. Since then, all federal education loans have been originated through the DSLP of the ED. While the 2010 law did not alter or affect the terms and conditions of existing FFELP Loans, it significantly impacted the education loan industry. As a result of this legislation, net income on Navient’s FFELP Loan portfolio is anticipated to decline over time as existing FFELP Loans are paid down, refinanced or repaid after default by Guarantors. Additionally, the law has encouraged consolidation among FFELP servicers and guaranty agencies. In 2016, ownership in two of the student loan guarantors was transferred to a competitor. While Navient is actively seeking to acquire additional FFELP portfolios, we can provide no assurance that we will be successful in such efforts. If Navient is not able to acquire additional FFELP Loans or otherwise grow or develop new revenue streams to replace or supplement its existing, and declining, FFELP Loan net income, Navient’s consolidated revenue and operating income will continue to decrease which could materially and adversely impact our results of operations, cash flow or financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the principal facilities owned by us as of December 31, 2016:

Location	Function	Business Segment(s)	Approximate Square Feet
Fishers, IN	Loan Servicing and Data Center	FFELP Loans; Private Education Loans; Business Services	450,000
Wilkes-Barre, PA	Loan Servicing Center	FFELP Loans; Private Education Loans; Business Services	133,000
Big Flats, NY	GRC and Pioneer Credit Recovery — Collections Center	Business Services	60,000
Indianapolis, IN	Loan Servicing Center	Business Services	50,000
Arcade, NY	Pioneer Credit Recovery — Collections Center	Business Services	46,000
Perry, NY	Pioneer Credit Recovery — Collections Center	Business Services	45,000
Lake City, FL	Gila MSB — Collections Center	Business Services	8,000

The following table lists the principal facilities leased by us as of December 31, 2016:

Location	Function	Business Segment(s)	Approximate Square Feet
Newark, DE	Operations Center and Administrative Offices	FFELP Loans; Private Education Loans; Business Services; Other	85,568
Reston, VA(1)	Administrative Offices	FFELP Loans; Private Education Loans; Business Services; Other	90,000
Muncie, IN	Collections Center	Private Education Loans; Business Services	75,400
Mason, OH	GRC Headquarters and Collections Center	Business Services	54,000
Wilmington, DE	Headquarters	FFELP Loans; Private Education Loans; Business Services; Other	46,000
Moorestown, NJ	Pioneer Credit Recovery — Collections Center	Business Services; Other	30,000
Austin, TX	Gila MSB — Collections Center	Business Services; Other	55,000
Hendersonville, TN(2)	Xtend Healthcare — Revenue Cycle Management	Business Services; Other	90,000
Nashville, TN	Xtend Healthcare — Revenue Cycle Management	Business Services; Other	28,000

(1)	Includes 18,000 square feet sublet to SLM Corporation.

(2)	Includes 34,000 square feet at 500 West Main Street and 56,000 square feet at 90 Volunteer Drive.

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

We and our subsidiaries and affiliates are subject to various claims, lawsuits and other actions that arise in the normal course of business. We believe that these claims, lawsuits and other actions will not, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations, except as otherwise disclosed. Most of these matters are claims including individual and class action lawsuits against our servicing and collection subsidiaries by borrowers and debtors alleging the violation of state or federal laws in connection with servicing or collection activities on their education loans and other debts.

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

On March 18, 2011, an education loan borrower filed a putative class action complaint against SLM Corporation as it existed prior to the Spin-Off (“Old SLM”) in the U.S. District Court for the Northern District of California. The complaint was captioned Tina M. Ubaldi v. SLM Corporation et. al. The plaintiff brought the complaint on behalf of a putative class consisting of other similarly situated California borrowers. The complaint alleged, among other things, that Old SLM’s practice of charging late fees that were proportional to the amount of missed payments constituted liquidated damages in violation of California law and that Old SLM engaged in unfair business practices by charging daily interest on private educational loans. Plaintiffs subsequently amended their complaint to include usury claims under California state law and to seek restitution of late charges and interest paid by members of the putative class, injunctive relief, cancellation of all future interest payments, treble damages as permitted by law, as well as costs and attorneys’ fees, among other relief. In the fourth quarter of 2016, the parties reached a settlement in principle that would resolve the Ubaldi matter, as well as the related lawsuits of Marlene Blyden v. Navient Corporation, et al. and Jamie Beechum, et al. v. Navient Solutions, Inc. While we cannot provide any assurances that we will be able to finalize the proposed settlement on terms that are acceptable to the Company, we do not believe that the financial impact of the final settlement, if any, will be material. The Company agreed to settle these matters to avoid the burden, expense, risk, and uncertainty of continued litigation. A reserve has been established for this matter as of December 31, 2016.

During the first quarter of 2016, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. The plaintiffs filed their amended and consolidated complaint in September 2016. The Navient defendants intend to vigorously defend against the allegations in this lawsuit, and filed a Motion to Dismiss the Consolidated Amended Class Action Complaint in November 2016. Plaintiffs filed an Opposition in December 2016. At this stage in the proceedings, we are unable to anticipate the timing of resolution or the ultimate impact, if any, that the legal proceedings may have on the consolidated financial position, liquidity, results of operations or cash-flows of Navient and its affiliates. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

The Company has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws. One of these putative class action suits is Randy Johnson v. Navient Solutions, Inc. On May 4, 2015, Randy Johnson filed a putative class action in the United States District Court for the Southern District of Indiana alleging violations of the Telephone Consumer Protection Act (“TCPA”). During the fourth quarter of 2016, the parties entered into a settlement agreement and on December 23, 2016, filed a Motion to Approve the Class Action Settlement with the Court. The Court preliminarily approved the settlement on January 26, 2017. We have denied all claims asserted against the Company, but agreed to settle the case to avoid the burden, expense, risk and uncertainty of continued litigation. A reserve has been established for this matter as of December 31, 2016.

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington (collectively the “Attorneys General”) initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the Consumer Financial Protection Act of 2010, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. For additional information on these civil actions, please refer to section entitled “Regulatory Matters” below.

Regulatory Matters

On May 2, 2014, Navient Solutions, Inc., now known as Navient Solutions, LLC (“Solutions”), a wholly-owned subsidiary of Navient, and Sallie Mae Bank entered into consent orders, without admitting any wrongdoing, with the Federal Deposit Insurance Corporation (the “FDIC”) (respectively, the “Solutions Order” and the “Bank Order”; collectively, the “FDIC Orders”) to settle matters related to certain cited violations of Section 5 of the Federal Trade Commission Act, including the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (the “SCRA”). The FDIC Orders, which became effective upon the signing of the consent order with the United States Department of Justice (the “DOJ”) by Solutions and SLM BankCo on May 13, 2014, required Solutions to pay $3.3 million in civil monetary penalties. Solutions paid its civil monetary penalties. In addition, the FDIC Orders required the establishment of a restitution reserve account totaling $30 million to provide restitution with respect to loans owned or originated by Sallie Mae Bank, from November 28, 2005 until the effective date of the FDIC Orders. Pursuant to the Separation and Distribution Agreement among SLM Corporation, SLM BankCo and Navient dated as of April 28, 2014 (the “Separation Agreement”), Navient funded the restitution reserve account in May 2014. While the FDIC issued its final exam report in December 2016, we are unable at this point in time to predict the timing of when the FDIC will lift the consent order.

The Solutions Order also required Solutions to ensure proper servicing for service members and proper application of SCRA benefits under a revised and broader definition of eligibility than previously required by the statute and regulatory guidance and to make changes to billing statements and late fee practices. These changes to billing statements and late fee practices have already been implemented. Solutions also decided to voluntarily make restitution of certain late fees to all other customers whose loans were neither owned nor originated by Sallie Mae Bank. They were calculated in the same manner as that which was required under the FDIC Orders and are estimated to be $42 million. The process to refund these fees as well as distribute amounts from the restitution fund is complete.

With respect to alleged civil violations of the SCRA, Solutions and Sallie Mae Bank entered into a consent order with the DOJ in May 2014. The DOJ consent order (the “DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by Solutions from November 28, 2005 until the effective date of the settlement. The DOJ Order required Solutions to fund a $60 million settlement fund, which represents the total amount of compensation due to service members under the DOJ agreement, and to pay $55,000 in civil penalties. The DOJ Order was approved by the United States District Court in Delaware on September 29, 2014 and has a term of four years. Shortly thereafter, Navient funded the settlement fund and paid the civil money penalties pursuant to the terms of the order. The funds were disbursed beginning in the second quarter of 2015. In the third quarter of 2016, the Company completed the distributions from the fund by distributing the remaining funds to charities approved by the DOJ.

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of December 31, 2016, substantially all of this amount had been paid or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until all of the work under the various consent orders has been completed and the consent orders are lifted.

As previously disclosed, the Company and various of its subsidiaries have been subject to the following investigations and inquiries:

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

•

In April 2014, Solutions received a CID from the CFPB as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees and other matters. Navient has received a series of supplemental CIDs on these matters. On August 19, 2015, Solutions received a letter from the CFPB notifying Solutions that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against Solutions. The NORA letter relates to a previously disclosed investigation into Solutions’ disclosures and assessment of late fees and other matters and states that, in connection with any action, the CFPB may seek restitution, civil monetary penalties and corrective action against Solutions. The Company responded to the NORA letter on September 10, 2015.

•

In November 2014, Navient’s subsidiary, Pioneer Credit Recovery, Inc. (“Pioneer”), received a CID from the CFPB as part of the CFPB’s investigation regarding Pioneer’s activities relating to rehabilitation loans and collection of defaulted student debt. The CFPB has informed the Company that they have combined this matter with the aforementioned servicing matter.

•

In December 2014, Solutions received a subpoena from the New York Department of Financial Services (the “NY DFS”) as part of the NY DFS’s inquiry with regard to whether persons or entities have engaged in fraud or misconduct with respect to a financial product or service under New York Financial Services Law or other laws.

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington (collectively the “Attorneys General”) initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the Consumer Financial Protection Act of 2010, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. These civil actions are related to the aforementioned CIDs and the NORA letter that were previously issued by the CFPB and the Attorneys General. In addition to these matters, a number of lawsuits have been or may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the Attorneys General. As the Company has previously stated, we believe the suit improperly seeks to impose penalties on Navient based on new servicing standards applied retroactively and applied only against one servicer and that the allegations are false. We intend to vigorously defend against the allegations. At this point in time, the Company is unable to anticipate the timing of a resolution or the ultimate impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

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

Under the terms of the Separation Agreement, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above, other than fines or penalties directly levied against Sallie Mae Bank and other matters specifically excluded, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient has no additional reserves related to indemnification matters with SLM BankCo as of December 31, 2016.

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

Our common stock is listed and traded on the NASDAQ under the symbol NAVI. As of January 31, 2017, there were 291,008,528 shares of our common stock outstanding and 376 holders of record.

The following table presents the high and low sales prices for Navient’s common stock for each quarter within the two most recent fiscal years.

	Sales Price
	High	Low
2016
1st Quarter (January 1 — Mar 31, 2016)	$12.60	$8.20
2nd Quarter (May 1 — Jun 30, 2016)	14.00	11.01
3rd Quarter (Jul 1 — Sep 30, 2016)	14.82	11.53
4th Quarter (Oct 1 — Dec 31, 2016)	17.95	12.66

2015
1st Quarter (January 1 — Mar 31, 2015)	$22.41	$17.16
2nd Quarter (May 1 — Jun 30, 2015)	20.95	18.09
3rd Quarter (Jul 1 — Sep 30, 2015)	19.00	10.95
4th Quarter (Oct 1 — Dec 31, 2015)	13.93	10.62

We paid quarterly cash dividends on our common stock of $0.16 per share for each quarter of 2015 and 2016.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of shares of our common stock in the three months ended December 31, 2016.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
(In millions, except per share data)
Period:
Oct 1 – Oct 31, 2016	7.8	$13.78	7.8	$73
Nov 1 – Nov 30, 2016	5.3	15.59	4.7	—
Dec 1 – Dec 31, 2016	.1	16.80	—	—

Total fourth quarter	13.2	$14.53	12.5

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

Stock Performance

The following performance graph compares the monthly dollar change in our cumulative total shareholder return on our common stock to that of the S&P 500 Financials Index and the S&P 500 following the Spin-Off on April 30, 2014. The graph assumes a base investment of $100 at May 1, 2014 and reinvestment of dividends through December 31, 2016.

Cumulative Total Stockholder Return since Spin-Off

Company/Index	5/01/14	12/31/14	12/31/15	12/31/16
Navient Corporation	$100.0	$130.4	$72.1	$108.3
S&P 500 Financials Index	100.0	113.9	112.1	137.7
S&P 500	100.0	110.9	112.4	125.8

Source: Bloomberg Total Return Analysis

Item 6.	Selected Financial Data.

Selected Financial Data 2012-2016

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

	2016	2015	2014	2013	2012
Operating Data:
Net interest income	$1,705	$2,221	$2,667	$3,167	$3,208
Net income (loss) attributable to Navient Corporation:
Continuing operations, net of tax	$681	$983	$1,137	$1,312	$941
Discontinued operations, net of tax	—	1	—	106	(2)

Net income (loss) attributable to Navient Corporation	$681	$984	$1,137	$1,418	$939

Basic earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$2.15	$2.62	$2.71	$2.94	$1.93
Discontinued operations	—	—	—	.24	—

Total	$2.15	$2.62	$2.71	$3.18	$1.93

Diluted earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$2.12	$2.58	$2.66	$2.89	$1.90
Discontinued operations	—	—	—	.23	—

Total	$2.12	$2.58	$2.66	$3.12	$1.90

Dividends per common share attributable to Navient Corporation common shareholders	$.64	$.64	$.60	$.60	$.50
Return on common stockholders’ equity	18%	25%	26%	29%	21%
Net interest margin	1.38	1.64	1.89	1.98	1.78
Return on assets	.55	.73	.80	.89	.52
Dividend payout ratio	30	25	23	19	26
Average equity/average assets	2.90	2.82	3.12	3.28	2.69
Balance Sheet Data:
Education loans, net	$111,070	$122,796	$134,241	$142,043	$162,546
Total assets	121,136	134,046	146,299	159,501	181,260
Total borrowings	114,702	127,403	139,529	150,443	172,257
Total Navient Corporation stockholders’ equity	3,699	3,909	4,144	5,595	5,060
Book value per common share	12.72	11.22	10.32	11.73	9.92

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Selected Historical Financial Information and Ratios

On April 30, 2014, the spin-off of Navient from SLM Corporation (the “Spin-Off”) was completed and Navient became an independent, publicly traded company focused on asset management and business processing services. Although SLM BankCo is the entity that distributed the shares of Navient common stock to SLM BankCo common stockholders, for financial reporting purposes, Navient is treated as the “accounting spinnor” and therefore Navient, and not SLM BankCo, is the “accounting successor” to SLM Corporation. Hence, the following GAAP financial information to the extent related to periods on or prior to April 30, 2014 reflects the historical results of operations and financial condition of SLM Corporation, which is the accounting predecessor of Navient. For a discussion of how “Core Earnings” results are different than GAAP results, see “‘Core Earnings’ — Definition and Limitations” and “Differences between ‘Core Earnings’ and GAAP.”

	Years Ended December 31,
(In millions, except per share data)	2016	2015	2014
GAAP Basis
Net income attributable to Navient Corporation	$681	$984	$1,137
Diluted earnings per common share attributable to Navient Corporation	$2.12	$2.58	$2.66
Weighted average shares used to compute diluted earnings per share	322	382	425
Net interest margin, FFELP Loans	.98%	1.22%	1.30%
Net interest margin, Private Education Loans	3.36%	3.61%	4.06%
Return on assets	.55%	.73%	.80%
Ending FFELP Loans, net	$87,730	$96,402	$104,445
Ending Private Education Loans, net	23,340	26,394	29,796

Ending total education loans, net	$111,070	$122,796	$134,241

Average FFELP Loans	$92,497	$100,421	$100,662
Average Private Education Loans	25,361	28,803	33,672

Average total education loans	$117,858	$129,224	$134,334

“Core Earnings” Basis(1)
Net income attributable to Navient Corporation	$587	$681	$806
Diluted earnings per common share attributable to Navient Corporation	$1.82	$1.79	$1.90
Weighted average shares used to compute diluted earnings per share	322	382	425
Net interest margin, FFELP Loans	.85%	.84%	.90%
Net interest margin, Private Education Loans	3.41%	3.67%	3.94%
Return on assets	.48%	.50%	.59%
Ending FFELP Loans, net	$87,730	$96,402	$104,445
Ending Private Education Loans, net	23,340	26,394	29,796

Ending total education loans, net	$111,070	$122,796	$134,241

Average FFELP Loans	$92,497	$100,421	$100,202
Average Private Education Loans	25,361	28,803	31,243

Average total education loans	$117,858	$129,224	$131,445

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the year ended December 31, 2016.

We monitor and assess our ongoing operations and results based on the following four reportable segments: (1) FFELP Loans (2) Private Education Loans, (3) Business Services and (4) Other. Our segment presentation excludes the results of SLM BankCo distributed on April 30, 2014. See “‘Core Earnings’ — Definition and Limitations” for further discussion.

FFELP Loans Segment

In the FFELP Loans segment, we acquire and finance FFELP Loans. Although FFELP Loans are no longer originated, we continue to pursue acquisitions of FFELP Loan portfolios. These acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the FFELP Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow as the portfolio amortizes.

Private Education Loans Segment

In this segment, we acquire, finance, and service our Private Education Loans. Private Education Loans primarily bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans. or students’ and families’ resources. They also allow borrowers to refinance existing education loans at a lower rate. We pursue acquisitions of Private Education Loan portfolios. These acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow as the portfolio amortizes.

Business Services Segment

Our Business Services segment generates revenue from business processing services related to servicing, asset recovery and other business processing activities. Within this segment, we generate revenue primarily through servicing our FFELP Loan portfolio as well as servicing education loans for Guarantors of FFELP Loans and other institutions, including ED. We provide asset recovery services for loans and receivables on behalf of Guarantors of FFELP Loans and higher education institutions. In addition, we provide asset recovery and other business processing services for federal, state, court, and municipal clients, public authorities, and health care organizations.

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

FFELP Loans Segment

Net interest income will be the primary source of net income generated by this segment as this portfolio will have an amortization period in excess of 20 years and a 7-year remaining weighted average life. Interest earned on our FFELP Loans is primarily indexed to one-month LIBOR and our cost of funds is primarily indexed to rates other than one-month LIBOR, creating the possibility of basis and repricing risk related to these assets. The FFELP Loans segment’s “Core Earnings” net interest margin was 0.85 percent in 2016 compared with 0.84 percent in 2015. At December 31, 2016, 81 percent of our FFELP Loan portfolio was funded to term with non-recourse, long-term securitization debt. As of December 31, 2016, we had $87.7 billion of FFELP Loans outstanding, compared with $96.4 billion outstanding at December 31, 2015.

A source of variability in net interest income could be Floor Income we earn on certain FFELP Loans. Pursuant to the terms of the FFELP, certain FFELP Loans can earn interest at the stated fixed rate of interest as underlying debt interest rate expense remains variable. We refer to this additional spread income as “Floor Income.” Floor Income can be volatile since it is dependent on interest rate levels. We frequently hedge this volatility with derivatives which lock in the value of the Floor Income over the term of the contract.

Private Education Loans Segment

Net interest income will be the primary source of net income generated by this segment as this portfolio will have an amortization period in excess of 20 years and a 6-year remaining weighted average life. Interest earned on our Private Education Loans is generally indexed to either Prime or one-month LIBOR rates and our cost of funds is primarily indexed to one-month or three-month LIBOR, creating the possibility of basis and repricing risk related to these assets. The Private Education Loans segment’s “Core Earnings” net interest margin was 3.41 percent in 2016 compared with 3.67 percent in 2015. At December 31, 2016, 61 percent of our Private Education Loan portfolio was funded to term with non-recourse, long-term securitization debt. As of December 31, 2016, we had $23.3 billion of Private Education Loans outstanding, compared with $26.4 billion outstanding at December 31, 2015.

Provisions for Loan Losses

Management estimates and maintains an allowance for loan losses at a level sufficient to cover charge-offs expected over the next two years, plus an additional allowance to cover life-of-loan expected losses for loans classified as a troubled debt restructuring (“TDR”). The provision for loan losses increases the related allowance for loan losses. Generally, the provision for loan losses rises when future charge-offs are expected to increase and falls when future charge-offs are expected to decline. Our loss exposure and resulting provision for loan losses is small for FFELP Loans because we generally bear a maximum of 3 percent loss exposure on defaults. We bear the full credit exposure on our Private Education Loans. Our provision for loan losses in our FFELP Loans segment was $43 million in 2016 compared with $46 million in 2015. Losses in our Private Education Loans segment are determined by risk characteristics, such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months a payment has been made by a customer), underwriting criteria (e.g., credit scores), existence of a cosigner and the current economic environment. Our provision for loan losses in our Private Education Loans segment was $383 million in 2016 compared with $538 million in 2015.

Charge-Offs and Delinquencies

When we conclude a loan is uncollectible, the unrecoverable portion of the loan is charged against the allowance for loan losses in the applicable segment. Charge-off data provides relevant information with respect to the performance of our loan portfolios. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency. In the second quarter of 2015, we changed our assumptions related to estimated recoveries and as a result, the portion of the Private Education Loan amount charged off at default increased from 73 percent to 79 percent. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans. Excluding this amount, the Private Education Loans segment’s charge-offs decreased to $513 million in 2016, down $146 million from $659 million in 2015. Delinquencies are a very important indicator of the potential future credit performance. Private Education Loan delinquencies decreased to $1.64 billion in 2016, down $127 million from $1.77 billion in 2015. The FFELP Loans segment’s charge-offs decreased to $54 million in 2016 compared with $61 million in 2015.

Servicing, Asset Recovery and Business Processing Revenues

We earn servicing revenues from servicing education loans which is primarily driven by the underlying volume of loans we are servicing on behalf of others. We earn asset recovery revenue primarily related to default aversion and post-default collection work we perform on education loans and on various receivables on behalf of our federal, state, court and municipal clients. The fees we recognize are primarily driven by our success in collecting or rehabilitating defaulted or delinquent loans and receivables. We also earn business processing revenue related to transaction processing we perform on behalf of our municipal, public authority and health care clients. The fees we recognize are primarily driven by the number of transactions processed.

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

2016 Summary of Results

2016 GAAP net income was $681 million ($2.12 diluted earnings per share), versus net income of $984 million ($2.58 diluted earnings per share) in the prior year. The changes in GAAP net income are impacted by the same “Core Earnings” items discussed below, as well as changes in net income attributable to (1) restructuring and reorganization expense incurred in connection with the spin-off of Navient from SLM Corporation on April 30, 2014, (2) unrealized, mark-to-market gains/losses on derivatives and (3) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP but have not been included in “Core Earnings” results. In 2016, GAAP results included gains of $212 million from derivative accounting treatment that are excluded from “Core Earnings” results, compared with gains of $543 million in the prior year. See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” for a complete reconciliation between GAAP net income and “Core Earnings.”

“Core Earnings” for the year were $587 million ($1.82 diluted core earnings per share), compared with $681 million ($1.79 diluted core earnings per share) for 2015. Full-year 2016 and 2015 diluted “Core Earnings” per share were $1.86 and $1.82, respectively, excluding regulatory-related costs of $17 million and $19 million, respectively.

During 2016, we:

•	acquired $3.7 billion of education loans;

•	issued $5.8 billion of FFELP asset-backed securities (“ABS”), and $488 million of Private Education Loan ABS;

•	closed on a $478 million Private Education Loan ABS Repurchase Facility;

•	increased our FFELP asset-backed commercial paper (“ABCP”) facility from $7.0 billion to $7.5 billion and extended its maturity date from March 2017 to March 2018;

•	extended our Private Education Loan ABCP facility from June 2016 to June 2017; the maximum financing amount decreased to $750 million from $1 billion;

•	issued $1.3 billion in unsecured debt;

•	retired or repurchased $2.6 billion of our senior unsecured debt;

•	repurchased 60 million common shares for $755 million;

•	paid $201 million in common dividends; and

•	authorized $600 million to be utilized in a new share repurchase program effective January 1, 2017.

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

GAAP Consolidated Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
(Dollars in millions, except per share amounts)	2016	2015	2014	$	%	$	%
Interest income
FFELP Loans	$2,528	$2,524	$2,556	$4	—%	$(32)	(1)%
Private Education Loans	1,587	1,756	2,156	(169)	(10)	(400)	(19)
Other loans	9	7	9	2	29	(2)	(22)
Cash and investments	22	8	9	14	175	(1)	(11)

Total interest income	4,146	4,295	4,730	(149)	(3)	(435)	(9)
Total interest expense	2,441	2,074	2,063	367	18	11	1

Net interest income	1,705	2,221	2,667	(516)	(23)	(446)	(17)
Less: provisions for loan losses	429	581	647	(152)	(26)	(66)	(10)

Net interest income after provisions for loan losses	1,276	1,640	2,020	(364)	(22)	(380)	(19)
Other income (loss):
Servicing revenue	304	340	298	(36)	(11)	42	14
Asset recovery and business processing revenue	390	367	388	23	6	(21)	(5)
Other income	7	17	82	(10)	(59)	(65)	(79)
Losses on sales of loans and investments	—	(9)	—	9	(100)	(9)	(100)
Gains on debt repurchases	1	21	—	(20)	(95)	21	100
Gains (losses) on derivative and hedging activities, net	117	166	139	(49)	(30)	27	19

Total other income	819	902	907	(83)	(9)	(5)	(1)
Expenses:
Operating expenses	951	918	987	33	4	(69)	(7)
Goodwill and acquired intangible assets impairment and amortization expense	36	12	9	24	200	3	33
Restructuring and other reorganization expenses	—	32	113	(32)	(100)	(81)	(72)

Total expenses	987	962	1,109	25	3	(147)	(13)
Income from continuing operations, before income tax expense	1,108	1,580	1,818	(472)	(30)	(238)	(13)
Income tax expense	427	597	681	(170)	(28)	(84)	(12)

Net income from continuing operations	681	983	1,137	(302)	(31)	(154)	(14)
Income from discontinued operations, net of tax expense	—	1	—	(1)	(100)	1	100

Net income	681	984	1,137	(303)	(31)	(153)	(13)
Less: net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—

Net income attributable to Navient Corporation	681	984	1,137	(303)	(31)	(153)	(13)
Preferred stock dividends	—	—	6	—	—	(6)	(100)

Net income attributable to Navient Corporation common stock	$681	$984	$1,131	$(303)	(31)%	$(147)	(13)%

Basic earnings per common share attributable to Navient Corporation	$2.15	$2.62	$2.71	$(.47)	(18)%	$(.09)	(3)%

Diluted earnings per common share attributable to Navient Corporation	$2.12	$2.58	$2.66	$(.46)	(18)%	$(.08)	(3)%

Dividends per common share	$.64	$.64	$.60	$—	—%	$.04	7%

Consolidated Earnings Summary — GAAP basis

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

For the year ended December 31, 2016, net income was $681 million, or $2.12 diluted earnings per common share, compared with net income of $984 million, or $2.58 diluted earnings per common share, for the year ended December 31, 2015. The decrease in diluted earnings per share was primarily due to a $516 million decrease in net interest income, a $49 million decrease in net gains on derivative and hedging activities, a $36 million decrease in servicing revenue, a $33 million increase in operating expenses, a $20 million decrease in gains on debt repurchases and a $10 million decrease in other income. This was partially offset by a $152 million decrease in the provision for loan losses, a $32 million decrease in restructuring and other reorganization expenses, a $23 million increase in asset recovery and business processing revenue, a $9 million decrease in losses on sales of loans and investments and fewer shares outstanding due to common share repurchases.

The primary contributors to each of the identified drivers of changes in net income for the year ended December 31, 2016 compared with the year ended December 31, 2015 are as follows:

•

Net interest income decreased by $516 million, primarily as a result of the amortization of the education loan balance and a decline in the net interest margin. The decline in net interest margin was primarily due to higher funding credit spreads and a widening of the asset and related funding interest rate indices.

•

Provisions for loan losses decreased $152 million from the year-ago period, primarily related to the provision for Private Education Loan losses. The provision for Private Education Loan losses was $383 million in 2016, down $155 million from 2015 due to a 12 percent decrease in Private Education Loans outstanding and a $127 million reduction in delinquent loans compared to the year-ago period. The provision for loan losses was elevated in the year-ago period due to an increase in the amount of loans exiting deferment status in 2014 over prior years and those loans experiencing unfavorable credit trends compared to loans that exited deferment in prior years. These factors led to decreases in expected future charge-offs.

•	Servicing revenue decreased by $36 million primarily due to a benefit recorded in the year-ago period as a result of increasing our recovery expectation on previously assessed servicing fees.

•

Asset recovery and business processing revenue increased $23 million. This increase was primarily due to additional revenue from Gila LLC (acquired in February 2015) and from Xtend Healthcare (acquired in October 2015), which was offset by a reduction in revenue related to a decrease in education loan-related asset recovery volume.

•

Other income decreased $10 million primarily due to a reduction in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•

Losses on sales of loans and investments decreased $9 million due to a $21 million loss on the sale of $178 million of Private Education Loans in 2015, partially offset by a $12 million gain on the sale of $412 million of FFELP Loans in 2015. There were no sales in 2016.

•

Gains on debt repurchases decreased $20 million. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy. As a result, gains or losses on our debt repurchase activity may vary in future periods.

•

Net gains on derivative and hedging activities decreased $49 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

In 2016 and 2015, we recorded regulatory-related costs of $17 million and $19 million, respectively. Excluding these regulatory-related costs, operating expenses were $934 million in 2016, a $35 million increase from 2015. This increase was primarily due to an increase in operating costs related to Gila LLC (acquired in February 2015) and to Xtend Healthcare (acquired in October 2015), as well as an increase in legal contingency expense of approximately $25 million in 2016. These increases were partially offset by a general reduction in costs primarily related to operating efficiency initiatives as well as reduced education loan-related asset recovery volumes.

•

Goodwill and acquired intangible asset impairment and amortization expense increased $24 million primarily as a result of the intangible assets and related amortization from our acquisitions of Gila LLC and Xtend Healthcare.

•

Restructuring and other reorganization expenses decreased $32 million, from $32 million to $0 million. During the second-quarter 2015, the Company launched a restructuring initiative to simplify and streamline its management structure post-Spin-Off to improve the operating efficiency and effectiveness of the organization, and as a result recorded $29 million of restructuring expense primarily related to expected severance and other related costs.

We repurchased 59.6 million shares and 56.0 million shares of our common stock during the years ended December 31, 2016 and 2015, respectively, as part of our common share repurchase program. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 60 million common shares (or 16 percent) from the year-ago period.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

For the year ended December 31, 2015, net income was $984 million, or $2.58 diluted earnings per common share, compared with net income of $1.1 billion, or $2.66 diluted earnings per common share, for the year ended December 31, 2014. The decrease in net income was primarily due to a $446 million decline in net interest income, a $65 million decrease in other income, and a $21 million decrease in asset recovery and business processing revenue. This was partially offset by an $81 million decrease in restructuring and other reorganization expenses, a $69 million decrease in operating expenses, a $66 million decrease in the provision for loan losses, a $42 million increase in servicing revenue, a $27 million increase in net gains on derivative and hedging activities, and a $21 million increase in gains on debt repurchases.

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

•	Provisions for loan losses declined $66 million, of which $49 million related to the deemed distribution of SLM BankCo on April 30, 2014.

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

We repurchased 56.0 million shares and 30.4 million shares of our common stock during the years ended December 31, 2015 and 2014, respectively, as part of our common share repurchase program. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 43 million common shares (or 10 percent) from the year-ago period.

Correction of an Immaterial Error in Prior Periods Related to FFELP Provision for Loan Losses

Under the FFELP, in the event of a borrower default, the principal balance and all unpaid accrued interest on FFELP Loans is insured for 97 percent to 100 percent of the defaulted amount. Under certain circumstances, FFELP Loans can lose their government insurance. In these cases, within our servicing systems these loans are assigned a “Permanently Uninsured” status code. When FFELP Loans become permanently uninsured, they no longer have the protection of government insurance and the owner of such loans is exposed to 100 percent of losses upon default. In the fourth quarter of 2016, the Company identified a portfolio of Permanently Uninsured FFELP Loans ($105 million as of December 31, 2015) that were correctly charged off in prior periods. Subsequent to the charge off, these loans were incorrectly accounted for as a recovery of previously defaulted loans as a result of the incorrect application of a system data field. This error understated the previously reported net charge-offs and provision for loan losses in 2015 and earlier years. The impact of this error to all prior periods was not material. The Company has revised the prior periods contained in this Form 10-K to correct this error. The table below shows the impact of this error to the years ended December 31, 2015 and 2014.

(Dollars in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014
Increase to FFELP Loan charge-offs and provision for loan losses(1)	$20	$19
After-tax reduction to net income from increase in FFELP Loan provision for loan losses	$(13)	$(12)
Reduction to diluted earnings per share from increase in FFELP Loan provision for loan losses	$(.03)	$(.03)
GAAP net income — previously reported	$997	$1,149
GAAP net income — revised	$984	$1,137

“Core Earnings” net income — previously reported	$694	$818
“Core Earnings” net income — revised	$681	$806

(1)

In 2015 and 2014, $20 million and $19 million of FFELP Permanently Uninsured Loans, respectively, were incorrectly classified as a recovery of previously defaulted loans, which understated the net charge-offs and provision for loan losses reported for FFELP Loans. The revised results correct for this error and result in $20 million and $19 million of additional FFELP Loan charge-offs and provision for loan losses being recorded in 2015 and 2014, respectively. There were $66 million of FFELP Permanently Uninsured Loans in years prior to 2014 that were incorrectly classified as a recovery of previously defaulted loans. The impact to each of the periods prior to 2014 was not material. Retained earnings were reduced by $42 million (after tax) as of December 31, 2013, to correct for this error.

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

	Year Ended December 31, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$2,395	$1,587	$—	$—	$—	$3,982	$247	$(114)	$133	$4,115
Other loans	—	—	—	9	—	9	—	—	—	9
Cash and investments	16	2	—	4	—	22	—	—	—	22

Total interest income	2,411	1,589	—	13	—	4,013	247	(114)	133	4,146
Total interest expense	1,592	705	—	113	—	2,410	31	—	31	2,441

Net interest income (loss)	819	884	—	(100)	—	1,603	216	(114)	102	1,705
Less: provisions for loan losses	43	383	—	3	—	429	—	—	—	429

Net interest income (loss) after provisions for loan losses	776	501	—	(103)	—	1,174	216	(114)	102	1,276
Other income (loss):
Servicing revenue	55	14	624	—	(389)	304	—	—	—	304
Asset recovery and business processing revenue	—	—	390	—	—	390	—	—	—	390
Other income	—	—	—	14	—	14	(216)	326	110	124
Gains on debt repurchases	—	—	—	1	—	1	—	—	—	1

Total other income (loss)	55	14	1,014	15	(389)	709	(216)	326	110	819
Expenses:
Direct operating expenses	401	167	524	28	(389)	731	—	—	—	731
Overhead expenses	—	—	—	220	—	220	—	—	—	220

Operating expenses	401	167	524	248	(389)	951	—	—	—	951
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	36	36	36
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	—	—	—

Total expenses	401	167	524	248	(389)	951	—	36	36	987

Income (loss) from continuing operations, before income tax expense (benefit)	430	348	490	(336)	—	932	—	176	176	1,108
Income tax expense (benefit)(3)	158	129	182	(124)	—	345	—	82	82	427

Net income (loss) from continuing operations	272	219	308	(212)	—	587	—	94	94	681
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$272	$219	$308	$(212)	$—	$587	$—	$94	$94	$681

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2016
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$102	$—	$102
Total other income (loss)	—	110	—	110
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	36	36
Restructuring and other reorganization expenses	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$—	$212	$(36)	176

Income tax expense (benefit)				82

Net income (loss)				$94

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$2,112	$1,756	$—	$—	$—	$3,868	$650	$(238)	$412	$4,280
Other loans	—	—	—	7	—	7	—	—	—	7
Cash and investments	6	—	—	2	—	8	—	—	—	8

Total interest income	2,118	1,756	—	9	—	3,883	650	(238)	412	4,295
Total interest expense	1,245	680	—	112	—	2,037	37	—	37	2,074

Net interest income (loss)	873	1,076	—	(103)	—	1,846	613	(238)	375	2,221
Less: provisions for loan losses	46	538	—	(3)	—	581	—	—	—	581

Net interest income (loss) after provisions for loan losses	827	538	—	(100)	—	1,265	613	(238)	375	1,640
Other income (loss):
Servicing revenue	95	21	651	—	(427)	340	—	—	—	340
Asset recovery and business processing revenue	—	—	367	—	—	367	—	—	—	367
Other income	—	—	4	11	—	15	(613)	781	168	183
Gains (losses) on sales of loans and investments	12	(21)	—	—	—	(9)	—	—	—	(9)
Gains on debt repurchases	—	—	—	21	—	21	—	—	—	21

Total other income (loss)	107	—	1,022	32	(427)	734	(613)	781	168	902
Expenses:
Direct operating expenses	443	168	485	30	(427)	699	—	—	—	699
Overhead expenses	—	—	—	219	—	219	—	—	—	219

Operating expenses	443	168	485	249	(427)	918	—	—	—	918
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	12	12	12
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	32	32	32

Total expenses	443	168	485	249	(427)	918	—	44	44	962

Income (loss) from continuing operations, before income tax expense (benefit)	491	370	537	(317)	—	1,081	—	499	499	1,580
Income tax expense (benefit)(3)	183	137	199	(118)	—	401	—	196	196	597

Net income (loss) from continuing operations	308	233	338	(199)	—	680	—	303	303	983
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	1	—	1	—	—	—	1

Net income (loss)	$308	$233	$338	$(198)	$—	$681	$—	$303	$303	$984

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$375	$—	$375
Total other income (loss)	—	168	—	168
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	12	12
Restructuring and other reorganization expenses	32	—	—	32

Total “Core Earnings” adjustments to GAAP	$(32)	$543	$(12)	499

Income tax expense (benefit)				196

Net income (loss)				$303

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$2,097	$1,958	$—	$—	$—	$4,055	$699	$(42)	$657	$4,712
Other loans	—	—	—	9	—	9	—	—	—	9
Cash and investments	4	—	—	4	—	8	—	1	1	9

Total interest income	2,101	1,958	—	13	—	4,072	699	(41)	658	4,730
Total interest expense	1,168	708	—	114	—	1,990	42	31	73	2,063

Net interest income (loss)	933	1,250	—	(101)	—	2,082	657	(72)	585	2,667
Less: provisions for loan losses	59	539	—	—	—	598	—	49	49	647

Net interest income (loss) after provisions for loan losses	874	711	—	(101)	—	1,484	657	(121)	536	2,020
Other income (loss):
Servicing revenue	62	25	668	—	(456)	299	—	(1)	(1)	298
Asset recovery and business processing revenue	—	—	388	—	—	388	—	—	—	388
Other income	—	—	6	26	—	32	(657)	846	189	221
Gains (losses) on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	62	25	1,062	26	(456)	719	(657)	845	188	907
Expenses:
Direct operating expenses	478	181	389	132	(456)	724	—	36	36	760
Overhead expenses	—	—	—	200	—	200	—	27	27	227

Operating expenses	478	181	389	332	(456)	924	—	63	63	987
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	9	9	9
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	113	113	113

Total expenses	478	181	389	332	(456)	924	—	185	185	1,109
Income (loss) from continuing operations, before income tax expense (benefit)	458	555	673	(407)	—	1,279	—	539	539	1,818
Income tax expense (benefit)(3)	171	204	248	(150)	—	473	—	208	208	681

Net income (loss) from continuing operations	$287	$351	$425	$(257)	$—	$806	$—	$331	$331	$1,137
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$287	$351	$425	$(257)	$—	$806	$—	$331	$331	$1,137

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2014
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$136	$400	$—	$536
Total other income (loss)	15	173	—	188
Operating expenses	63	—	—	63
Goodwill and acquired intangible asset impairment and amortization	—	—	9	9
Restructuring and other reorganization expenses	113	—	—	113

Total “Core Earnings” adjustments to GAAP	$(25)	$573	$(9)	539

Income tax expense (benefit)				208

Net income (loss)				$331

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Differences between “Core Earnings” and GAAP

The following discussion summarizes the differences between “Core Earnings” and GAAP net income and details each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
“Core Earnings” net income attributable to Navient Corporation	$587	$681	$806
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off	—	(32)	(25)
Net impact of derivative accounting	212	543	573
Net impact of goodwill and acquired intangible assets	(36)	(12)	(9)
Net income tax effect	(82)	(196)	(208)

Total “Core Earnings” adjustments to GAAP	94	303	331

GAAP net income attributable to Navient Corporation	$681	$984	$1,137

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

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
SLM BankCo net income, before income tax expense	$—	$—	$88
Restructuring and reorganization expense in connection with the Spin-Off	—	(32)	(113)

Total net impact of SLM BankCo, before income tax expense	$—	$(32)	$(25)

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

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$117	$166	$139
Plus: Realized losses on derivative and hedging activities, net(1)	216	613	657

Unrealized gains (losses) on derivative and hedging activities, net(2)	333	779	796
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(114)	(238)	(255)
Other derivative accounting adjustments(3)	(7)	2	32

Total net impact of derivative accounting	$212	$543	$573

(1)

See the section titled “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains (losses) on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Floor Income Contracts	$297	$557	$633
Basis swaps	2	42	(5)
Foreign currency hedges	40	129	72
Other	(6)	51	96

Total unrealized gains (losses) on derivative and hedging activities, net	$333	$779	$796

(3)

Other derivative accounting adjustments primarily consist of adjustments related to: (1) foreign currency denominated debt that is adjusted to spot foreign exchange rates for GAAP where such adjustment is reversed for “Core Earnings”; and (2) certain terminated derivatives that did not receive hedge accounting treatment under GAAP but were economic hedges under “Core Earnings” and, as a result, such gains or losses amortized into “Core Earnings” over the life of the hedged item.

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

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(247)	$(650)	$(699)
Net settlement income on interest rate swaps reclassified to net interest income	31	37	42
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	—	—

Total reclassifications of realized losses on derivative and hedging activities	$(216)	$(613)	$(657)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of December 31, 2016, derivative accounting has reduced GAAP equity by approximately $90 million as a result of cumulative net unrealized losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Beginning impact of derivative accounting on GAAP equity	$(281)	$(553)	$(926)
Net impact of net unrealized gains/(losses) under derivative accounting(1)	191	272	373

Ending impact of derivative accounting on GAAP equity	$(90)	$(281)	$(553)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Total pre-tax net impact of derivative accounting recognized in net income(a)	$212	$543	$573
Tax impact of derivative accounting adjustment recognized in net income	(78)	(211)	(195)
Change in unrealized gains on derivatives, net of tax recognized in Other Comprehensive Income	57	(60)	(5)

Net impact of net unrealized gains (losses) under derivative accounting	$191	$272	$373

(a)	See “‘Core Earnings’ derivative adjustments” table above.

Hedging Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core

Earnings” in future periods. As of December 31, 2016, the remaining amortization term of the net floor premiums was approximately 5.0 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on the effective portion of these hedges are recorded in accumulated other comprehensive income and gains and losses on the ineffective portion are recorded immediately to earnings. Hedged Floor Income from these cash flow hedges that has not been recognized into “Core Earnings” and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in “Core Earnings” and GAAP in future periods and is presented net of tax. As of December 31, 2016, the remaining hedged period is approximately 5.0 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

	December 31,
(Dollars in millions)	2016	2015	2014
Unamortized net Floor premiums (net of tax)	$(147)	$(145)	$(295)
Unrecognized hedged Floor Income related to pay-fixed rate swaps (net of tax)	(551)	(342)	(320)

Total(1)	$(698)	$(487)	$(615)

(1)	$(1.1) billion, $(773) million and $(974) million on a pre-tax basis as of December 31, 2016, 2015 and 2014, respectively.

3) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
“Core Earnings” goodwill and acquired intangible asset adjustments	$(36)	$(12)	$(9)

Business Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
“Core Earnings” interest income:
FFELP Loans	$2,395	$2,112	$2,097	13%	1%
Cash and investments	16	6	4	167	50

Total “Core Earnings” interest income	2,411	2,118	2,101	14	1
Total “Core Earnings” interest expense	1,592	1,245	1,168	28	7

Net “Core Earnings” interest income	819	873	933	(6)	(6)
Less: provision for loan losses	43	46	59	(7)	(22)

Net “Core Earnings” interest income after provision for loan losses	776	827	874	(6)	(5)
Servicing revenue	55	95	62	(42)	53
Gains on sales of loans and investments	—	12	—	(100)	100

Total other income	55	107	62	(49)	73
Direct operating expenses	401	443	478	(9)	(7)

Income before income tax expense	430	491	458	(12)	7
Income tax expense	158	183	171	(14)	7

“Core Earnings”	$272	$308	$287	(12)%	7%

“Core Earnings” were $272 million in 2016, compared with $308 million and $287 million in 2015 and 2014, respectively. The $36 million decrease from 2015 to 2016 was primarily the result of a $54 million decrease in net interest income due to the amortization of the portfolio and a $40 million decrease in servicing revenue, partially offset by a $42 million decrease in operating expenses. The $21 million increase from 2014 to 2015 was primarily the result of a $33 million increase in servicing revenue and a $13 million decline in the provision for loan losses, partially offset by a decrease in net interest income due to a decline in the net interest margin. “Core Earnings” key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
FFELP Loan spread	.94%	.92%	.99%
Net interest margin	.85%	.84%	.90%
Provision for loan losses	$43	$46	$59
Charge-offs	$54	$61	$79
Charge-off rate	.07%	.08%	.11%
Total delinquency rate	12.2%	15.2%	16.5%
Greater than 90-day delinquency rate	6.3%	8.2%	8.4%
Forbearance rate	12.9%	15.3%	15.5%

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP basis FFELP Loan net interest margin.

	Years Ended December 31,
	2016	2015	2014
“Core Earnings” basis FFELP Loan yield	2.99%	2.60%	2.56%
Hedged Floor Income	.28	.24	.25
Unhedged Floor Income	.22	.15	.15
Consolidation Loan Rebate Fees	(.65)	(.64)	(.65)
Repayment Borrower Benefits	(.11)	(.11)	(.11)
Premium amortization	(.14)	(.14)	(.11)

“Core Earnings” basis FFELP Loan net yield	2.59	2.10	2.09
“Core Earnings” basis FFELP Loan cost of funds	(1.65)	(1.18)	(1.10)

“Core Earnings” basis FFELP Loan spread	.94	.92	.99
“Core Earnings” basis other interest-earning asset spread impact	(.09)	(.08)	(.09)

“Core Earnings” basis FFELP Loan net interest margin(1)	.85%	.84%	.90%

“Core Earnings” basis FFELP Loan net interest margin(1)	.85%	.84%	.90%
Adjustment for GAAP accounting treatment(2)	.13	.38	.40

GAAP basis FFELP Loan net interest margin	.98%	1.22%	1.30%

(1)	The average balances of our FFELP Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
FFELP Loans	$92,497	$100,421	$100,202
Other interest-earning assets	3,505	4,017	3,890

Total FFELP Loan “Core Earnings” basis interest-earning assets	$96,002	$104,438	$104,092

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” above.

The decrease in the net interest margin from 2014 to 2015 is primarily the result of an increase in premium expense related to an $8.5 billion acquisition in the fourth quarter 2014 as well as an increase in the cost of funds.

The Company acquired $3.5 billion of FFELP Loans in 2016. As of December 31, 2016, our FFELP Loan portfolio totaled $87.7 billion, comprising $32.3 billion of FFELP Stafford Loans and $55.4 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of December 31, 2016 was 4.6 years and 8.5 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 5 percent and 3 percent, respectively.

Floor Income

The following table analyzes, on a “Core Earnings” basis, the ability of the FFELP Loans in our portfolio to earn Floor Income after December 31, 2016 and 2015, based on interest rates as of those dates.

	December 31, 2016			December 31, 2015
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Education loans eligible to earn Floor Income	$76.4	$10.4	$86.8	$83.3	$11.8	$95.1
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(39.5)	(.8)	(40.3)	(43.3)	(.9)	(44.2)
Less: economically hedged Floor Income	(17.6)	—	(17.6)	(27.2)	—	(27.2)

Education loans eligible to earn Floor Income	$19.3	$9.6	$28.9	$12.8	$10.9	$23.7

Education loans earning Floor Income	$10.6	$.4	$11.0	$7.3	$.4	$7.7

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period January 1, 2017 to December 31, 2021.

(Dollars in billions)	2017	2018	2019	2020	2021
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$19.9	$21.5	$18.1	$12.6	$7.2

Servicing Revenue — FFELP Loans

The increase in servicing revenue in 2015 compared to 2014 was primarily the result of an increase to our recovery expectation on previously assessed late fees.

Gains on Sales of Loans and Investments

We recorded a $12 million gain on the sale of $412 million of FFELP Loans in 2015. There were no sales in 2016 or 2014.

Operating Expenses — FFELP Loans Segment

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged by the Business Services segment and included in those amounts was $389 million, $427 million and $456 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 43 basis points, 44 basis points and 48 basis points of average FFELP Loans in the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in operating expenses from the prior periods was primarily the result of the decrease in the balance of the portfolio and the average servicing rate paid.

Private Education Loans Segment

The following table includes “Core Earnings” results for our Private Education Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
“Core Earnings” interest income:
Private Education Loans	$1,587	$1,756	$1,958	(10)%	(10)%
Cash and investments	2	—	—	—	—

Total “Core Earnings” interest income	1,589	1,756	1,958	(10)	(10)
Total “Core Earnings” interest expense	705	680	708	4	(4)

Net “Core Earnings” interest income	884	1,076	1,250	(18)	(14)
Less: provision for loan losses	383	538	539	(29)	—

Net “Core Earnings” interest income after provision for loan losses	501	538	711	(7)	(24)
Servicing revenue	14	21	25	(33)	(16)
Losses on sales of loans and investments	—	(21)	—	(100)	(100)

Total other income	14	—	25	100	(100)
Direct operating expenses	167	168	181	(1)	(7)

Income before income tax expense	348	370	555	(6)	(33)
Income tax expense	129	137	204	(6)	(33)

“Core Earnings”	$219	$233	$351	(6)%	(34)%

“Core Earnings” were $219 million in 2016, compared with $233 million in 2015 and $351 million in 2014. The $14 million decrease in 2016 compared to 2015 was primarily the result of a $192 million decrease in net interest income due to the amortization of the portfolio and a decrease in net interest margin, partially offset by a $155 million decrease in the provision for loan losses. The year-ago period also had a $21 million loss on the sale of $178 million of loans. The decrease in 2015 compared to 2014 was primarily the result of a $174 million decrease in net interest income due to a decline in the balance of the portfolio and net interest margin, partially offset by a decline in expenses. “Core Earnings” key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Private Education Loan spread	3.56%	3.79%	4.04%
Net interest margin	3.41%	3.67%	3.94%
Provision for loan losses	$383	$538	$539
Net adjustment resulting from the change in the charge-off rate(1)	$—	$330	$—
Net charge-offs remaining	513	659	717

Total net charge-offs	$513	$989	$717
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	2.2%	2.6%	2.6%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment(1)	—%	1.3%	—%
Total delinquency rate	7.4%	7.2%	8.1%
Greater than 90-day delinquency rate	3.6%	3.4%	3.8%
Forbearance rate	3.4%	3.8%	3.8%
Loans in repayment with more than 12 payments made	95%	94%	91%
Cosigner rate	64%	64%	64%

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

	Years Ended December 31,
	2016	2015	2014
“Core Earnings” basis Private Education Loan yield	6.26%	6.10%	6.27%
“Core Earnings” basis Private Education Loan cost of funds	(2.70)	(2.31)	(2.23)

“Core Earnings” basis Private Education Loan spread	3.56	3.79	4.04
“Core Earnings” basis other interest-earning asset spread impact	(.15)	(.12)	(.10)

“Core Earnings” basis Private Education Loan net interest margin(1)	3.41%	3.67%	3.94%

“Core Earnings” basis Private Education Loan net interest margin(1)	3.41%	3.67%	3.94%
Adjustment for GAAP accounting treatment(2)	(.05)	(.06)	.12

GAAP basis Private Education Loan net interest margin(1)	3.36%	3.61%	4.06%

(1)	The average balances of our Private Education Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Private Education Loans	$25,361	$28,803	$31,243
Other interest-earning assets	584	548	494

Total Private Education Loan “Core Earnings” basis interest-earning assets	$25,945	$29,351	$31,737

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see the section titled “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP.”

The decline in the net interest margin from prior years primarily relates to an increase in the cost of funds as a result of higher funding credit spreads, as well as a widening of the asset and related funding interest rate indices in 2016.

The Company acquired $225 million of Private Education Loans in 2016. As of December 31, 2016, our Private Education Loan portfolio totaled $23.3 billion. The weighted-average life of this portfolio as of December 31, 2016 was 6.4 years assuming a CPR of 5 percent.

Private Education Loan Provision for Loan Losses

In establishing the allowance for Private Education Loan losses as of December 31, 2016, we considered several factors with respect to our Private Education Loan portfolio. Among these factors were: total loan delinquencies decreased to $1.64 billion, down $127 million from $1.77 billion in the prior year. Loan delinquencies of 90 days or more decreased to $801 million, down $45 million from $846 million in the prior year. In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans. Excluding this amount, charge-offs decreased to $513 million, down $146 million from $659 million in the prior year. Loans in forbearance decreased to $790 million, down $183 million from $973 million in the prior year.

The provision for Private Education Loan losses was $383 million in 2016, down $155 million from 2015 due to a 12 percent decrease in Private Education Loans outstanding and a $127 million reduction in delinquent loans compared to the prior year. The provision for loan losses was elevated in the year-ago period due to an increase in the amount of loans exiting deferment status in 2014 over prior years and those loans experiencing unfavorable credit trends compared to loans that exited deferment in prior years. These factors led to decreases in expected future charge-offs.

For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see the section titled “Critical Accounting Policies and Estimates — Allowance for Loan Losses.”

Losses on Sales of Loans and Investments

We recorded a $21 million loss on the sale of $178 million of Private Education Loans in 2015. There were no sales in 2016 or 2014.

Operating Expenses — Private Education Loans Segment

Operating expenses for our Private Education Loans segment include costs incurred to service and collect on our Private Education Loan portfolio. Operating expenses were $167 million, $168 million and $181 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Business Services Segment

The following tables include “Core Earnings” results for our Business Services segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net interest income after provision	$—	$—	$—	—%	—%
Servicing revenue:
Intercompany loan servicing	389	427	456	(9)	(6)
Third-party loan servicing	212	191	176	11	9
Guarantor servicing	21	33	36	(36)	(8)
Other servicing	2	—	—	100	—

Total servicing revenue	624	651	668	(4)	(3)
Asset recovery and business processing revenue	390	367	388	6	(5)
Other Business Services revenue	—	4	6	(100)	(33)

Total other income	1,014	1,022	1,062	(1)	(4)
Direct operating expenses	524	485	389	8	25

Income before income tax expense	490	537	673	(9)	(20)
Income tax expense	182	199	248	(9)	(20)

“Core Earnings”	$308	$338	$425	(9)%	(20)%

“Core Earnings” were $308 million for 2016, compared with $338 million and $425 million in 2015 and 2014, respectively. The $30 million decrease in 2016 from 2015 was primarily the result of the decrease in intercompany loan servicing revenue related to the amortization of the portfolio, lower education loan-related asset recovery revenue in connection with lower volumes, and an increase in legal contingency expense of $17 million. The $87 million decrease in 2015 from 2014 was primarily the result of a $93 million reduction in asset recovery revenue related to legislative reductions in certain fees earned and a $23 million increase in third-

party servicing and conversion expenses related to an $8.5 billion FFELP loan acquisition in the fourth quarter of 2014. Key segment metrics are as follows:

	As of December 31,
(Dollars in billions)	2016	2015	2014
Number of accounts serviced for ED (in millions)	6.2	6.3	6.2
Total federal loans serviced	$293	$288	$276
Contingent collections receivables inventory:
Education loans	$9.9	$10.3	$12.5
Other	10.1	9.9	2.9

Total contingent collections receivables inventory	$20.0	$20.2	$15.4

Revenues related to services performed on FFELP Loans accounted for 66 percent, 71 percent and 77 percent of total Business Services segment revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

Revenue

Servicing Revenue

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $91 billion, $98 billion and $99 billion for the years ended December 31, 2016, 2015 and 2014, respectively. The decline in the intercompany loan servicing revenue from the year-ago periods was the primary reason for the decline in servicing revenue and was due to the decline in the average balance of FFELP Loans serviced as well as the decrease in the average servicing rate paid.

The Company services education loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.2 million customer accounts under the ED Servicing Contract as of December 31, 2016, compared with 6.3 million and 6.2 million customer accounts serviced at December 31, 2015 and 2014, respectively. Third-party loan servicing fees in the years ended December 31, 2016, 2015 and 2014 included $151 million, $139 million and $130 million, respectively, of servicing revenue related to the ED Servicing Contract. On June 13, 2014, ED extended its servicing contract with us to service DSLP Loans for five more years.

On April 4, 2016, ED published the first part of a two-part RFP related to a new servicing platform for the Direct Student Loan Program. The first part of the RFP focused on screening candidates’ capabilities relative to certain published criteria. In July 2016, Navient was selected as one of three companies eligible to submit responses in the second part of the RFP process. On October 26, 2016, ED published the second part of the RFP for which we submitted our bid on January 9, 2017. We have been informed that one of the two other bidders filed a bid protest in relation to this RFP on January 5, 2017.

Asset Recovery and Business Processing Revenue

Our asset recovery and business processing revenue consists of fees we receive for asset recovery of delinquent and defaulted debt on behalf of third-party clients performed on a contingent basis. Business processing revenue consists of fees we earn processing transactions on behalf of our municipal, public authority and health care clients. Asset recovery and business processing revenue increased $23 million from 2015 to 2016 primarily due to additional revenue from Gila LLC (acquired in February 2015) and from Xtend Healthcare (acquired in October 2015), which was offset by a reduction in revenue related to a decrease in education loan-related asset recovery volume, mostly related to the ED contract discussed below. Asset recovery and business processing revenue decreased $21 million in 2015 compared with 2014, primarily as a result of the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduced the amount paid to Guarantor agencies for defaulted FFELP Loans that are rehabilitated. This legislative reduction in fees represents $79 million of the decrease in asset recovery revenue from 2014 to 2015, partially offset by $69 million of additional revenue (which is mostly business processing related) from Gila LLC and Xtend Healthcare.

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

Separately, we had submitted a response to ED’s RFP in relation to a new contract for similar services. On December 9, 2016, Navient was informed by ED that neither of our subsidiaries, Pioneer nor General Revenue Corporation (“GRC”), was awarded a contract to perform collections and loan rehabilitation services for federal student loan borrowers. In December 2016, both Pioneer and GRC filed bid protests with the GAO. GRC’s bid protest was dismissed in part in January 2017 and GRC filed a supplemental protest. These matters are still outstanding.

In December 2016, Great Lakes Higher Education Assistance Corp. (“Great Lakes”) assumed control of United Student Aid Funds, Inc. (“USAF”). As part of this transfer, Great Lakes notified us of their intent to rebid the services we currently provide for USAF and Northwest Education Loan Association (“NELA”). The services we provide primarily relate to FFELP-related servicing and asset recovery services. Prior to this announcement, Navient had not provided these services directly to Great Lakes. If we are unsuccessful in our efforts to win these services along with additional opportunities with Great Lakes, the current agreements would be terminated effective as of December 31, 2017.

Operating Expenses — Business Services Segment

Operating expenses for our Business Services segment primarily include costs incurred to service our FFELP Loan portfolio, third-party servicing and asset recovery and business processing costs, and other operating costs. The $39 million increase in operating expenses in 2016 compared with 2015 was primarily due to increases in operating costs related to Gila LLC, acquired in February 2015, and to Xtend Healthcare, acquired in October 2015, as well as a $17 million increase in legal contingency expense. These increases were partially offset by a general reduction in costs primarily related to operating efficiency initiatives as well as reduced education loan related asset recovery volumes. The $96 million increase in operating expenses in 2015 compared with 2014 was primarily due to operating costs related to Gila LLC and Xtend Healthcare, as well as incremental third-party servicing and conversion expenses related to an $8.5 billion loan acquisition in fourth-quarter 2014.

Other Segment

The following table includes “Core Earnings” results for our Other segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net interest loss after provision for loan losses	$(103)	$(100)	$(101)	3%	(1)%
Other income	14	11	26	27	(58)
Gains on debt repurchases	1	21	—	(95)	100

Total other income	15	32	26	(53)	23
Direct operating expenses	28	30	132	(7)	(77)
Overhead expenses:
Corporate overhead	112	100	97	12	3
Unallocated information technology costs	108	119	103	(9)	16

Total overhead expenses	220	219	200	—	10

Total operating expenses	248	249	332	—	(25)

Loss from continuing operations, before income tax benefit	(336)	(317)	(407)	6	(22)
Income tax benefit	(124)	(118)	(150)	5	(21)

Net loss from continuing operations	(212)	(199)	(257)	7	(23)
Income from discontinued operations, net of tax expense	—	1	—	(100)	100

“Core Earnings” net loss	$(212)	$(198)	$(257)	7%	(23)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses includes net interest loss related to our corporate liquidity portfolio, partially offset by net interest income related to our mortgage and consumer loan portfolios.

Gains on Debt Repurchases

We repurchased $1.5 billion, $1.7 billion and $548 million face amount of our senior unsecured debt in 2016, 2015 and 2014, respectively. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

Other Income — Other Segment

The decrease in other income from 2014 to 2015 is primarily due to income earned in 2014 for services provided to SLM BankCo under various transition services agreements entered into in connection with the Spin-Off.

Direct Operating Expenses — Other Segment

In 2016, 2015 and 2014, we recognized $17 million, $19 million and $120 million, respectively, of regulatory-related costs. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with regulatory matters (for additional information, see Item 3. “Legal Proceedings — Regulatory Matters”). These costs were the primary driver of the change in operating expenses from 2014 to 2015.

Overhead — Other Segment

Unallocated corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations. The increase in overhead expenses in 2015 from 2014 is primarily due to incremental costs post-Spin-Off resulting from operating as a new separate company.

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

	Years Ended December 31,
	2016		2015		2014
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$92,497	2.73%	$100,421	2.51%	$100,662	2.54%
Private Education Loans	25,361	6.26	28,803	6.10	33,672	6.40
Other loans	90	10.06	76	9.25	92	9.36
Cash and investments	5,304	.41	6,126	.13	6,971	.14

Total interest-earning assets	123,252	3.36%	135,426	3.17%	141,397	3.34%

Non-interest-earning assets	3,962		4,190		3,498

Total assets	$127,214		$139,616		$144,895

Average Liabilities and Equity
Short-term borrowings	$2,092	3.13%	$3,167	2.37%	$7,541	.77%
Long-term borrowings	118,973	2.00	129,817	1.54	130,250	1.54

Total interest-bearing liabilities	121,065	2.02%	132,984	1.56%	137,791	1.50%

Non-interest-bearing liabilities	2,433		2,692		2,575
Equity	3,716		3,940		4,529

Total liabilities and equity	$127,214		$139,616		$144,895

Net interest margin		1.38%		1.64%		1.89%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
2016 vs. 2015
Interest income	$(149)	$251	$(400)
Interest expense	367	566	(199)

Net interest income	$(516)	$(315)	$(201)

2015 vs. 2014
Interest income	$(435)	$(240)	$(195)
Interest expense	11	84	(73)

Net interest income	$(446)	$(324)	$(122)

(1)	Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net — GAAP Basis

	December 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$148	$—	$148	$104	$252
Grace, repayment and other(2)	31,700	55,070	86,770	24,229	110,999

Total, gross	31,848	55,070	86,918	24,333	111,251
Unamortized premium/(discount)	510	369	879	(457)	422
Receivable for partially charged-off loans	—	—	—	815	815
Allowance for loan losses	(39)	(28)	(67)	(1,351)	(1,418)

Total education loan portfolio	$32,319	$55,411	$87,730	$23,340	$111,070

% of total FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

	December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$259	$—	$259	$216	$475
Grace, repayment and other(2)	36,016	59,118	95,134	27,299	122,433

Total, gross	36,275	59,118	95,393	27,515	122,908
Unamortized premium/(discount)	627	460	1,087	(531)	556
Receivable for partially charged-off loans	—	—	—	881	881
Allowance for loan losses	(48)	(30)	(78)	(1,471)	(1,549)

Total education loan portfolio	$36,854	$59,548	$96,402	$26,394	$122,796

% of total FFELP	38%	62%	100%
% of total	30%	48%	78%	22%	100%

	December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$488	$—	$488	$436	$924
Grace, repayment and other(2)	39,882	62,992	102,874	30,625	133,499

Total, gross	40,370	62,992	103,362	31,061	134,423
Unamortized premium/(discount)	677	499	1,176	(594)	582
Receivable for partially charged-off loans	—	—	—	1,245	1,245
Allowance for loan losses	(58)	(35)	(93)	(1,916)	(2,009)

Total education loan portfolio	$40,989	$63,456	$104,445	$29,796	$134,241

% of total FFELP	39%	61%	100%
% of total	31%	47%	78%	22%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

	December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$742	$—	$742	$2,629	$3,371
Grace, repayment and other(2)	38,695	64,178	102,873	36,371	139,244

Total, gross	39,437	64,178	103,615	39,000	142,615
Unamortized premium/(discount)	602	433	1,035	(704)	331
Receivable for partially charged-off loans	—	—	—	1,313	1,313
Allowance for loan losses	(75)	(44)	(119)	(2,097)	(2,216)

Total education loan portfolio	$39,964	$64,567	$104,531	$37,512	$142,043

% of total FFELP	38%	62%	100%
% of total	29%	45%	74%	26%	100%

	December 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$1,506	$—	$1,506	$2,194	$3,700
Grace, repayment and other(2)	42,189	80,640	122,829	36,360	159,189

Total, gross	43,695	80,640	124,335	38,554	162,889
Unamortized premium/(discount)	691	745	1,436	(796)	640
Receivable for partially charged-off loans	—	—	—	1,347	1,347
Allowance for loan losses	(97)	(62)	(159)	(2,171)	(2,330)

Total education loan portfolio	$44,289	$81,323	$125,612	$36,934	$162,546

% of total FFELP	35%	65%	100%
% of total	27%	50%	77%	23%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Ending Education Loan Balances, net — “Core Earnings” Basis

	December 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$148	$—	$148	$104	$252
Grace, repayment and other(2)	31,700	55,070	86,770	24,229	110,999

Total, gross	31,848	55,070	86,918	24,333	111,251
Unamortized premium/(discount)	510	369	879	(457)	422
Receivable for partially charged-off loans	—	—	—	815	815
Allowance for loan losses	(39)	(28)	(67)	(1,351)	(1,418)

Total education loan portfolio	$32,319	$55,411	$87,730	$23,340	$111,070

% of total FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

	December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$259	$—	$259	$216	$475
Grace, repayment and other(2)	36,016	59,118	95,134	27,299	122,433

Total, gross	36,275	59,118	95,393	27,515	122,908
Unamortized premium/(discount)	627	460	1,087	(531)	556
Receivable for partially charged-off loans	—	—	—	881	881
Allowance for loan losses	(48)	(30)	(78)	(1,471)	(1,549)

Total education loan portfolio	$36,854	$59,548	$96,402	$26,394	$122,796

% of total FFELP	38%	62%	100%
% of total	30%	48%	78%	22%	100%

	December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$488	$—	$488	$436	$924
Grace, repayment and other(2)	39,882	62,992	102,874	30,625	133,499

Total, gross	40,370	62,992	103,362	31,061	134,423
Unamortized premium/(discount)	677	499	1,176	(594)	582
Receivable for partially charged-off loans	—	—	—	1,245	1,245
Allowance for loan losses	(58)	(35)	(93)	(1,916)	(2,009)

Total education loan portfolio	$40,989	$63,456	$104,445	$29,796	$134,241

% of total FFELP	39%	61%	100%
% of total	31%	47%	78%	22%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

	December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$739	$—	$739	$438	$1,177
Grace, repayment and other(2)	38,175	63,274	101,449	31,999	133,448

Total, gross	38,914	63,274	102,188	32,437	134,625
Unamortized premium/(discount)	601	430	1,031	(709)	322
Receivable for partially charged-off loans	—	—	—	1,313	1,313
Allowance for loan losses	(73)	(40)	(113)	(2,035)	(2,148)

Total education loan portfolio	$39,442	$63,664	$103,106	$31,006	$134,112

% of total FFELP	38%	62%	100%
% of total	30%	47%	77%	23%	100%

	December 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$1,501	$—	$1,501	$674	$2,175
Grace, repayment and other(2)	41,836	79,955	121,791	32,372	154,163

Total, gross	43,337	79,955	123,292	33,046	156,338
Unamortized premium/(discount)	690	745	1,435	(801)	634
Receivable for partially charged-off loans	—	—	—	1,347	1,347
Allowance for loan losses	(95)	(60)	(155)	(2,106)	(2,261)

Total education loan portfolio	$43,932	$80,640	$124,572	$31,486	$156,058

% of total FFELP	35%	65%	100%
% of total	28%	52%	80%	20%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount) — GAAP Basis

	Year Ended December 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$34,710	$57,787	$92,497	$25,361	$117,858
% of FFELP	38%	62%	100%
% of total	29%	49%	78%	22%	100%

	Year Ended December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,932	$61,489	$100,421	$28,803	$129,224
% of FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,335	$62,327	$100,662	$33,672	$134,334
% of FFELP	38%	62%	100%
% of total	29%	46%	75%	25%	100%

Average Education Loan Balances (net of unamortized premium/discount) — “Core Earnings” Basis

	Year Ended December 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$34,710	$57,787	$92,497	$25,361	$117,858
% of FFELP	38%	62%	100%
% of total	29%	49%	78%	22%	100%

	Year Ended December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,932	$61,489	$100,421	$28,803	$129,224
% of FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,168	$62,034	$100,202	$31,243	$131,445
% of FFELP	38%	62%	100%
% of total	29%	47%	76%	24%	100%

Education Loan Activity — GAAP Basis

	Year Ended December 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$36,854	$59,548	$96,402	$26,394	$122,796
Acquisitions	1,312	2,146	3,458	225	3,683
Capitalized interest and premium/discount amortization	1,006	1,024	2,030	418	2,448
Consolidations to third parties	(2,821)	(2,412)	(5,233)	(506)	(5,739)
Repayments and other	(4,032)	(4,895)	(8,927)	(3,191)	(12,118)

Ending balance	$32,319	$55,411	$87,730	$23,340	$111,070

	Year Ended December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$40,989	$63,456	$104,445	$29,796	$134,241
Acquisitions	2,047	1,671	3,718	18	3,736
Capitalized interest and premium/discount amortization	1,180	1,110	2,290	522	2,812
Consolidations to third parties	(2,545)	(1,924)	(4,469)	(227)	(4,696)
Loan sales	(316)	(85)	(401)	(176)	(577)
Repayments and other	(4,501)	(4,680)	(9,181)	(3,539)	(12,720)

Ending balance	$36,854	$59,548	$96,402	$26,394	$122,796

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$39,964	$64,567	$104,531	$37,512	$142,043
Acquisitions	6,566	4,733	11,299	2,504	13,803
Capitalized interest and premium/discount amortization	1,165	1,110	2,275	693	2,968
Consolidations to third parties	(2,081)	(1,610)	(3,691)	(111)	(3,802)
Distribution of SLM BankCo	(495)	(885)	(1,380)	(7,204)	(8,584)
Repayments and other	(4,130)	(4,459)	(8,589)	(3,598)	(12,187)

Ending balance	$40,989	$63,456	$104,445	$29,796	$134,241

Education Loan Activity — “Core Earnings” Basis

	Year Ended December 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$36,854	$59,548	$96,402	$26,394	$122,796
Acquisitions	1,312	2,146	3,458	225	3,683
Capitalized interest and premium/discount amortization	1,006	1,024	2,030	418	2,448
Consolidations to third parties	(2,821)	(2,412)	(5,233)	(506)	(5,739)
Repayments and other	(4,032)	(4,895)	(8,927)	(3,191)	(12,118)

Ending balance	$32,319	$55,411	$87,730	$23,340	$111,070

	Year Ended December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$40,989	$63,456	$104,445	$29,796	$134,241
Acquisitions	2,047	1,671	3,718	18	3,736
Capitalized interest and premium/discount amortization	1,180	1,110	2,290	522	2,812
Consolidations to third parties	(2,545)	(1,924)	(4,469)	(227)	(4,696)
Loan sales	(316)	(85)	(401)	(176)	(577)
Repayments and other	(4,501)	(4,680)	(9,181)	(3,539)	(12,720)

Ending balance	$36,854	$59,548	$96,402	$26,394	$122,796

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$39,442	$63,664	$103,106	$31,006	$134,112
Acquisitions	6,567	4,732	11,299	1,624	12,923
Capitalized interest and premium/discount amortization	1,158	1,099	2,257	661	2,918
Consolidations to third parties	(2,074)	(1,605)	(3,679)	(103)	(3,782)
Repayments and other	(4,104)	(4,434)	(8,538)	(3,392)	(11,930)

Ending balance	$40,989	$63,456	$104,445	$29,796	$134,241

Education Loan Allowance for Loan Losses Activity — GAAP Basis

	December 31, 2016			December 31, 2015			December 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$78	$1,471	$1,549	$93	$1,916	$2,009	$119	$2,097	$2,216
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	—	—	—	(330)	(330)	—	—	—
Net charge-offs remaining(2)	(54)	(513)	(567)	(61)	(659)	(720)	(79)	(717)	(796)

Total net charge-offs	(54)	(513)	(567)	(61)	(989)	(1,050)	(79)	(717)	(796)
Loan sales	—	—	—	—	(5)	(5)	—	—	—
Distribution of SLM BankCo	—	—	—	—	—	—	(6)	(69)	(75)
Plus:
Provision for loan losses	43	383	426	46	538	584	59	588	647
Reclassification of interest reserve(3)	—	10	10	—	11	11	—	17	17

Ending balance	$67	$1,351	$1,418	$78	$1,471	$1,549	$93	$1,916	$2,009

Percent of total	5%	95%	100%	5%	95%	100%	5%	95%	100%

Troubled debt restructuring(4)	$—	$10,759	$10,759	$—	$10,575	$10,575	$—	$10,205	$10,205

	December 31, 2013			December 31, 2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Balance at beginning of period	$159	$2,171	$2,330	$187	$2,171	$2,358
Less:
Total net charge-offs(2)	(78)	(878)	(956)	(92)	(1,037)	(1,129)
Loan sales	(14)	—	(14)	(8)	—	(8)
Plus:
Provision for loan losses	52	787	839	72	1,008	1,080
Reclassification of interest reserve(3)	—	17	17	—	29	29

Ending balance	$119	$2,097	$2,216	$159	$2,171	$2,330

Percent of total	5%	95%	100%	7%	93%	100%

Troubled debt restructuring(4)	$—	$8,949	$8,949	$—	$7,294	$7,294

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

(4)	Represents the recorded investment of loans identified as troubled debt restructuring.

Education Loan Allowance for Loan Losses Activity — “Core Earnings” Basis

	December 31, 2016			December 31, 2015			December 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$78	$1,471	$1,549	$93	$1,916	$2,009	$113	$2,035	$2,148
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	—	—	—	(330)	(330)	—	—	—
Net charge-offs remaining(2)	(54)	(513)	(567)	(61)	(659)	(720)	(79)	(717)	(796)

Total net charge-offs	(54)	(513)	(567)	(61)	(989)	(1,050)	(79)	(717)	(796)
Loan sales	—	—	—	—	(5)	(5)	—	—	—
Plus:
Provision for loan losses	43	383	426	46	538	584	59	539	598
Reclassification of interest reserve(3)	—	10	10	—	11	11	—	17	17
Other transactions(4)	—	—	—	—	—	—	—	42	42

Ending balance	$67	$1,351	$1,418	$78	$1,471	$1,549	$93	$1,916	$2,009

Percent of total	5%	95%	100%	5%	95%	100%	5%	95%	100%

Troubled debt restructuring(5)	$—	$10,759	$10,759	$—	$10,575	$10,575	$—	$10,205	$10,205

	December 31, 2013			December 31, 2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Balance at beginning of period	$155	$2,106	$2,261	$187	$2,102	$2,289
Less:
Total net charge-offs(2)	(76)	(878)	(954)	(92)	(1,037)	(1,129)
Loan sales	(14)	—	(14)	(8)	—	(8)
Plus:
Provision for loan losses	48	722	770	68	946	1,014
Reclassification of interest reserve(3)	—	17	17	—	29	29
Other transactions(4)	—	68	68	—	66	66

Ending balance	$113	$2,035	$2,148	$155	$2,106	$2,261

Percent of total	5%	95%	100%	7%	93%	100%

Troubled debt restructuring(5)	$—	$8,949	$8,949	$—	$7,294	$7,294

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

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	FFELP Loan Delinquencies
	December 31,
	2016		2015		2014
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,871		$8,257		$10,861
Loans in forbearance(2)	10,490		13,298		14,366
Loans in repayment and percentage of each status:
Loans current	61,977	87.8%	62,651	84.8%	65,221	83.5%
Loans delinquent 31-60 days(3)	2,820	4.0	3,285	4.5	3,942	5.0
Loans delinquent 61-90 days(3)	1,325	1.9	1,856	2.5	2,451	3.1
Loans delinquent greater than 90 days(3)	4,435	6.3	6,046	8.2	6,521	8.4

Total FFELP Loans in repayment	70,557	100%	73,838	100%	78,135	100%

Total FFELP Loans, gross	86,918		95,393		103,362
FFELP Loan unamortized premium	879		1,087		1,176

Total FFELP Loans	87,797		96,480		104,538
FFELP Loan allowance for losses	(67)		(78)		(93)

FFELP Loans, net	$87,730		$96,402		$104,445

Percentage of FFELP Loans in repayment		81.2%		77.4%		75.6%

Delinquencies as a percentage of FFELP Loans in repayment		12.2%		15.2%		16.5%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.9%		15.3%		15.5%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP Basis

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Allowance at beginning of period	$78	$93	$119
Provision for FFELP Loan losses	43	46	59
Charge-offs	(54)	(61)	(79)
Distribution of SLM BankCo	—	—	(6)

Allowance at end of period	$67	$78	$93

Charge-offs as a percentage of average loans in repayment	.07%	.08%	.11%
Allowance as a percentage of the ending total loans, gross	.08%	.08%	.09%
Allowance as a percentage of ending loans in repayment	.09%	.10%	.12%
Allowance coverage of charge-offs	1.2	1.3	1.2
Ending total loans, gross	$86,918	$95,393	$103,362
Average loans in repayment	$72,714	$75,925	$72,811
Ending loans in repayment	$70,557	$73,838	$78,135

Allowance for FFELP Loan Losses — “Core Earnings” Basis

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Allowance at beginning of period	$78	$93	$113
Provision for FFELP Loan losses	43	46	59
Charge-offs	(54)	(61)	(79)

Allowance at end of period	$67	$78	$93

Charge-offs as a percentage of average loans in repayment	.07%	.08%	.11%
Allowance as a percentage of the ending total loans, gross	.08%	.08%	.09%
Allowance as a percentage of ending loans in repayment	.09%	.10%	.12%
Allowance coverage of charge-offs	1.2	1.3	1.2
Ending total loans, gross	$86,918	$95,393	$103,362
Average loans in repayment	$72,714	$75,925	$72,481
Ending loans in repayment	$70,557	$73,838	$78,135

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	Private Education Loan Delinquencies
	December 31,
	2016		2015		2014
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,393		$2,040		$3,053
Loans in forbearance(2)	790		973		1,059
Loans in repayment and percentage of each status:
Loans current	20,506	92.6%	22,731	92.8%	24,761	91.9%
Loans delinquent 31-60 days(3)	522	2.4	577	2.4	734	2.7
Loans delinquent 61-90 days(3)	321	1.4	348	1.4	436	1.6
Loans delinquent greater than 90 days(3)	801	3.6	846	3.4	1,018	3.8

Total Private Education Loans in repayment	22,150	100%	24,502	100%	26,949	100%

Total Private Education Loans, gross	24,333		27,515		31,061
Private Education Loan unamortized discount	(457)		(531)		(594)

Total Private Education Loans	23,876		26,984		30,467
Private Education Loan receivable for partially charged-off loans	815		881		1,245
Private Education Loan allowance for losses	(1,351)		(1,471)		(1,916)

Private Education Loans, net	$23,340		$26,394		$29,796

Percentage of Private Education Loans in repayment		91.0%		89.0%		86.8%

Delinquencies as a percentage of Private Education Loans in repayment		7.4%		7.2%		8.1%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.4%		3.8%		3.8%

Loans in repayment with more than 12 payments made		95%		94.1%		91.5%

Percentage of Private Education Loans with a cosigner		64%		64%		64%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses — GAAP Basis

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Allowance at beginning of period	$1,471	$1,916	$2,097
Provision for Private Education Loan losses	383	538	588
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	—
Net charge-offs remaining(2)	(513)	(659)	(717)

Total net charge-offs	(513)	(989)	(717)
Reclassification of interest reserve(3)	10	11	17
Loan sales	—	(5)	—
Distribution of SLM BankCo	—	—	(69)

Allowance at end of period	$1,351	$1,471	$1,916

Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	2.2%	2.6%	2.5%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment(1)	—%	1.3%	—%
Allowance coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate(1)	2.6	2.2	2.7
Allowance as a percentage of the ending total loans	5.4%	5.2%	5.9%
Allowance as a percentage of ending loans in repayment	6.1%	6.0%	7.1%
Ending total loans(4)	$25,148	$28,396	$32,306
Average loans in repayment	$23,275	$25,802	$28,577
Ending loans in repayment	$22,150	$24,502	$26,949

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

(4)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

Allowance for Private Education Loan Losses — “Core Earnings” Basis

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Allowance at beginning of period	$1,471	$1,916	$2,035
Provision for Private Education Loan losses	383	538	539
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	—
Net charge-offs remaining(2)	(513)	(659)	(717)

Total net charge-offs	(513)	(989)	(717)
Reclassification of interest reserve(3)	10	11	17
Loan sales	—	(5)	—
Other transactions(4)	—	—	42

Allowance at end of period	$1,351	$1,471	$1,916

Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	2.2%	2.6%	2.6%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment(1)	—%	1.3%	—%
Allowance coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate(1)	2.6	2.2	2.7
Allowance as a percentage of the ending total loans	5.4%	5.2%	5.9%
Allowance as a percentage of ending loans in repayment	6.1%	6.0%	7.1%
Ending total loans(5)	$25,148	$28,396	$32,306
Average loans in repayment	$23,275	$25,802	$27,145
Ending loans in repayment	$22,150	$24,502	$26,949

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

The following table summarizes the activity in the receivable for partially charged-off loans.

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Receivable at beginning of period	$881	$1,245	$1,313
Expected future recoveries of current period defaults(1)	128	183	233
Recoveries(2)	(181)	(191)	(215)
Net adjustment resulting from the change in the charge-off rate(3)	—	(330)	—
Net charge-offs remaining(4)	(13)	(26)	(86)

Total net charge-offs(5)	(13)	(356)	(86)

Receivable at end of period	815	881	1,245
Allowance for estimated recovery shortfalls(6)	—	—	(385)

Net receivable at end of period	$815	$881	$860

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

(4)	Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected.

(5)	These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

(6)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $1.9 billion overall allowance for Private Education Loan losses as of December 31, 2014. This component of the allowance was removed in the second quarter of 2015 due to the increase in the charge-off rate discussed above.

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

At December 31, 2016, loans in forbearance status as a percentage of loans in repayment and forbearance were 12.9 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.6 percent for loans that have made more than 48 monthly payments.

At December 31, 2016, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 10.4 percent for loans that have made less than 25 monthly payments. The percentage drops to 2.0 percent for loans that have made more than 48 monthly payments.

For the year ended December 31, 2016, charge-offs as a percentage of loans in repayment were 8 percent for loans that have made less than 25 monthly payments. The percentage drops to 1 percent for loans that have made more than 48 monthly payments.

GAAP Basis:

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
December 31, 2016	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$1,393	$1,393
Loans in forbearance	239	98	95	99	259	—	790
Loans in repayment — current	860	973	1,565	2,363	14,745	—	20,506
Loans in repayment — delinquent 31-60 days	65	56	69	81	251	—	522
Loans in repayment — delinquent 61-90 days	45	37	48	51	140	—	321
Loans in repayment — delinquent greater than 90 days	131	107	131	129	303	—	801

Total	$1,340	$1,271	$1,908	$2,723	$15,698	$1,393	24,333

Unamortized discount							(457)
Receivable for partially charged-off loans							815
Allowance for loan losses							(1,351)

Total Private Education Loans, net							$23,340

Loans in forbearance as a percentage of loans in repayment and forbearance	17.8%	7.7%	5.0%	3.6%	1.6%	—%	3.4%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	11.9%	9.1%	7.2%	4.9%	2.0%	—%	3.6%

Net charge-offs as a percentage of average loans in repayment	12.6%	5.7%	4.1%	2.5%	1.0%	—%	2.3%

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
December 31, 2015	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$2,040	$2,040
Loans in forbearance	341	134	136	119	243	—	973
Loans in repayment — current	1,088	1,576	2,543	3,407	14,117	—	22,731
Loans in repayment — delinquent 31-60 days	97	76	92	87	225	—	577
Loans in repayment — delinquent 61-90 days	64	52	56	51	125	—	348
Loans in repayment — delinquent greater than 90 days	186	139	155	123	243	—	846

Total	$1,776	$1,977	$2,982	$3,787	$14,953	$2,040	27,515

Unamortized discount							(531)
Receivable for partially charged-off loans							881
Allowance for loan losses							(1,471)

Total Private Education Loans, net							$26,394

Loans in forbearance as a percentage of loans in repayment and forbearance	19.2%	6.8%	4.6%	3.1%	1.6%	—%	3.8%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	13.0%	7.5%	5.4%	3.3%	1.7%	—%	3.4%

Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	13.1%	5.1%	2.9%	1.8%	.9%	—%	2.6%

(1)

In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
December 31, 2014	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,053	$3,053
Loans in forbearance	438	168	148	121	184	—	1,059
Loans in repayment — current	1,732	2,586	3,734	3,982	12,727	—	24,761
Loans in repayment — delinquent 31-60 days	163	122	124	107	218	—	734
Loans in repayment — delinquent 61-90 days	102	81	78	62	113	—	436
Loans in repayment — delinquent greater than 90 days	299	204	175	132	208	—	1,018

Total	$2,734	$3,161	$4,259	$4,404	$13,450	$3,053	31,061

Unamortized discount							(594)
Receivable for partially charged-off loans							1,245
Allowance for loan losses							(1,916)

Total Private Education Loans, net							$29,796

Loans in forbearance as a percentage of loans in repayment and forbearance	16.0%	5.3%	3.5%	2.7%	1.4%	—%	3.8%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	13.0%	6.8%	4.3%	3.1%	1.6%	—%	3.8%

Net charge-offs as a percentage of average loans in repayment	8.8%	3.3%	2.2%	1.5%	.9%	—%	2.5%

“Core Earnings” Basis:

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
December 31, 2016	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$1,393	$1,393
Loans in forbearance	239	98	95	99	259	—	790
Loans in repayment — current	860	973	1,565	2,363	14,745	—	20,506
Loans in repayment — delinquent 31-60 days	65	56	69	81	251	—	522
Loans in repayment — delinquent 61-90 days	45	37	48	51	140	—	321
Loans in repayment — delinquent greater than 90 days	131	107	131	129	303	—	801

Total	$1,340	$1,271	$1,908	$2,723	$15,698	$1,393	24,333

Unamortized discount							(457)
Receivable for partially charged-off loans							815
Allowance for loan losses							(1,351)

Total Private Education Loans, net							$23,340

Loans in forbearance as a percentage of loans in repayment and forbearance	17.8%	7.7%	5.0%	3.6%	1.6%	—%	3.4%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	11.9%	9.1%	7.2%	4.9%	2.0%	—%	3.6%

Net charge-offs as a percentage of average loans in repayment	12.6%	5.7%	4.1%	2.5%	1.0%	—%	2.3%

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
December 31, 2015	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$2,040	$2,040
Loans in forbearance	341	134	136	119	243	—	973
Loans in repayment — current	1,088	1,576	2,543	3,407	14,117	—	22,731
Loans in repayment — delinquent 31-60 days	97	76	92	87	225	—	577
Loans in repayment — delinquent 61-90 days	64	52	56	51	125	—	348
Loans in repayment — delinquent greater than 90 days	186	139	155	123	243	—	846

Total	$1,776	$1,977	$2,982	$3,787	$14,953	$2,040	27,515

Unamortized discount							(531)
Receivable for partially charged-off loans							881
Allowance for loan losses							(1,471)

Total Private Education Loans, net							$26,394

Loans in forbearance as a percentage of loans in repayment and forbearance	19.2%	6.8%	4.6%	3.1%	1.6%	—%	3.8%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	13.0%	7.5%	5.4%	3.3%	1.7%	—%	3.4%

Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	13.1%	5.1%	2.9%	1.8%	.9%	—%	2.6%

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

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of December 31, 2016.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$18,047	$3,485	$ 618	$22,150
$ in total	$19,895	$3,799	$639	$24,333
Payment method by enrollment status:

In-school/grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. As of December 31, 2016 and 2015, customers in repayment owing approximately $0.8 billion (4 percent of loans in repayment) and $1.9 billion (8 percent of loans in repayment), respectively, were enrolled in the interest-only program.

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

We define our liquidity risk as the potential inability to meet our obligations when they become due without incurring unacceptable losses or invest in future asset growth and business operations at reasonable market rates. Our primary liquidity risk relates to our ability to service our debt, meet our other business obligations and to continue to grow our business. The ability to access the capital markets is impacted by general market and economic conditions, our credit ratings, as well as the overall availability of funding sources in the marketplace. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including over-the-counter derivatives.

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

We have unsecured debt that totaled $13.7 billion at December 31, 2016. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade. From May 1, 2014 (Spin-Off) to December 31, 2016, we issued $2.8 billion of unsecured debt ($1.0 billion in fourth-quarter 2014, $500 million in first-quarter 2015 and $1.3 billion in third-quarter 2016) at an average all-in cost of one-month LIBOR plus 4.79 percent and an average term to maturity of 6.8 years.

As of June 30, 2016, Moody’s and Fitch had on credit watch $56.2 billion and $50.5 billion, respectively, of non-recourse FFELP ABS sponsored by our affiliates due to concerns that trust cash flows may not be sufficient to pay all bonds by the legal final maturity date. The credit watch actions that began in 2015 created dislocation in the FFELP ABS market, which impacted the cost and availability of FFELP ABS financing during the second half of 2015.

Since June 30, 2016, Moody’s and Fitch have taken final ratings action on $52.4 billion and $38.8 billion, respectively, of non-recourse FFELP ABS sponsored by our affiliates due to concerns that trust cash flows may not be sufficient to pay all bonds by the legal final maturity date. As of January 31, 2017, these actions have resulted in downgrades to non-investment grade rating on $4.1 billion and $6.6 billion in FFELP ABS by Moody’s and Fitch, respectively. Subsequent to the initial downgrade action, Fitch and Moody’s have upgraded $0.5 billion and $1.2 billion, respectively, of FFELP ABS to investment grade after the Company successfully extended the legal final maturity dates of these bonds. As of January 31, 2017, $11.3 billion of non-recourse FFELP ABS sponsored by our affiliates remains on credit watch by Fitch. Moody’s has completed its ratings actions.

Navient issued $5.8 billion of FFELP ABS in 2016 (in seven different transactions). As of February 23, 2017, Navient has been successful in extending the legal final maturity dates for $10.0 billion of FFELP ABS bonds in various Navient-sponsored FFELP securitizations.

We expect to fund our ongoing liquidity needs, including the repayment of $0.7 billion of senior unsecured notes that mature in 2017, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($1.4 billion in the year ended December 31, 2016), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We no longer originate Private Education Loans or FFELP Loans and therefore no longer have liquidity requirements for new originations. We have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. These purchases, if any, will be part of our ongoing liquidity needs.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	December 31, 2016	December 31, 2015
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,256	$1,598
Unencumbered FFELP Loans	359	909

Total GAAP and “Core Earnings” basis	$1,615	$2,507

Average Balances

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,185	$1,546	$2,066
Unencumbered FFELP Loans	1,035	1,506	1,810

Total “Core Earnings” basis	2,220	3,052	3,876
SLM BankCo(1)	—	—	976

Total GAAP basis	$2,220	$3,052	$4,852

(1)	For the year ended December 31, 2014, includes $515 million of cash and $461 million of FFELP Loans.

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan — other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of December 31, 2016 and 2015, the maximum additional capacity under these facilities was $2.2 billion and $3.6 billion, respectively. For the years ended December 31, 2016, 2015 and 2014, the average maximum additional capacity under these facilities was $2.6 billion, $11.2 billion and $12.2 billion, respectively. The $8.6 billion reduction in the average maximum additional capacity during 2016 primarily related to a $7.1 billion reduction in the availability under the facility with the Federal Home Loan Bank of Des Moines (“FHLB”). In December 2015, we received notice from FHLB that availability under the facility would be reduced and will mature in the first quarter of 2021. Both of these actions were taken by the FHLB in relation to the publication in January 2016 of new rules by the Federal Home Finance Agency, the primary regulator of the FHLB, governing eligibility of, and borrowing capacity for, certain insurance companies who are existing members of the Federal Home Loan Bank system. As of December 31, 2016, the maximum capacity and the amount outstanding under this facility was $3.4 billion and we do not expect to borrow more than this amount in the future.

In addition to the FFELP Loan — other facilities, liquidity may also be available from our Private Education Loan ABCP facility. On June 27, 2016, this facility was renewed and extended from its then current maturity date of June 30, 2016 to June 26, 2017. This facility’s maximum financing amount, which was originally $1 billion, is now $750 million. At December 31, 2016, the available capacity under this facility was $285 million. Borrowing under this facility will vary and is subject to the availability of qualifying collateral from unencumbered Private Education Loans and the other terms and conditions set forth in the agreement.

At December 31, 2016, we had a total of $6.8 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $3.2 billion of our unencumbered tangible assets of which $2.8 billion and $0.4 billion related to Private Education Loans and FFELP Loans, respectively. In addition, as of December 31, 2016, we had $10.8 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). In fourth-quarter 2015, we closed on a $550 million Private Education Loan ABS Repurchase Facility and in the second-quarter 2016, we closed on a second $478 million Private Education Loan ABS Repurchase Facility. Both repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

(Dollars in billions)	December 31, 2016	December 31, 2015
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.7	$5.0
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.1	6.3
Tangible unencumbered assets(1)	6.8	8.8
Senior unsecured debt	(13.7)	(15.1)
Mark-to-market on unsecured hedged debt(2)	(.4)	(.7)
Other liabilities, net	(.4)	(1.0)

Total tangible equity — GAAP Basis	$3.1	$3.3

(1)	Excludes goodwill and acquired intangible assets.

(2)	At December 31, 2016 and 2015, there were $403 million and $670 million, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

2016 Financing Transactions

During 2016, Navient issued $5.8 billion in FFELP Loan ABS, $488 million in Private Education Loan ABS and $1.3 billion in unsecured debt.

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

Shareholder Distributions

In 2016, we paid four quarterly common stock dividends of $0.16 per share.

In 2016, we repurchased 59.6 million shares of common stock for $755 million, fully utilizing our previously disclosed share repurchase program. Since the Spin-Off, we repurchased 137.7 million shares.

Recent First-Quarter 2017 Transactions

In February 2017, we issued $1.0 billion in FFELP Loan ABS.

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

Related to derivative transactions, protection against counterparty risk is generally provided by Master Agreements, Schedules, and Credit Support Annexes (“CSAs”) developed by the International Swaps and Derivatives Association, Inc. (“ISDA documentation”). In particular, Navient’s CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. All corporate derivative contracts entered into by Navient that are not cleared through a derivatives clearing organization are covered under such agreements and require collateral to be exchanged based on the net fair value of derivatives with each counterparty. Our securitization trusts with swaps have ISDA documentation with protections against counterparty risk. The collateral calculations contemplated in the ISDA documentation of our securitization trusts require collateral based on the fair value of the derivative which may be adjusted for additional collateral based on rating agency criteria requirements considered within the collateral agreement. The trusts are not required to post collateral to the counterparties. In all cases, our exposure is limited to the value of the derivative contracts in a gain position net of any collateral we are holding. We consider counterparties’ credit risk when determining the fair value of derivative positions on our exposure net of collateral.

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

The table below highlights exposure related to our derivative counterparties at December 31, 2016.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$110	$9
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	74%	47%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	19%	0%

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at December 31, 2016, 2015 and 2014, and average balances and average interest rates of our “Core Earnings” basis borrowings for 2016, 2015 and 2014. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment (see “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 7).

Ending Balances

	December 31, 2016			December 31, 2015			December 31, 2014
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$717	$13,029	$13,746	$1,120	$13,976	$15,096	$1,066	$16,311	$17,377

Total unsecured borrowings	717	13,029	13,746	1,120	13,976	15,096	1,066	16,311	17,377
Secured borrowings:
FFELP Loan securitizations	—	73,522	73,522	—	77,764	77,764	—	86,241	86,241
Private Education Loan securitizations(1)	548	14,125	14,673	—	16,900	16,900	—	17,997	17,997
FFELP Loan — other facilities	—	12,443	12,443	—	16,276	16,276	—	15,358	15,358
Private Education Loan — other facilities	464	—	464	710	—	710	653	—	653
Other(2)	606	—	606	760	—	760	937	—	937

Total secured borrowings	1,618	100,090	101,708	1,470	110,940	112,410	1,590	119,596	121,186

“Core Earnings” basis borrowings	2,335	113,119	115,454	2,590	124,916	127,506	2,656	135,907	138,563
Adjustment for GAAP accounting treatment	(1)	(751)	(752)	(20)	(83)	(103)	7	959	966

GAAP basis borrowings	$2,334	$112,368	$114,702	$2,570	$124,833	$127,403	$2,663	$136,866	$139,529

(1)

Includes $548 million, $0 and $0 of short-term debt related to the Private Education Loan asset-backed securitization repurchase facility (“Repurchase Facility”) as of December 31, 2016, 2015 and 2014, respectively. Includes $475 million, $546 million and $0 of long-term debt related to the Repurchase Facility as of December 31, 2016, 2015 and 2014, respectively.

(2)

“Other” primarily includes the obligation to return cash collateral held related to derivative exposures, which includes $193 million of securities re-pledged subject to an overnight repurchase transaction.

Secured borrowings comprised 88 percent and 88 percent of our “Core Earnings” basis debt outstanding at December 31, 2016 and 2015, respectively.

Average Balances

	Years Ended December 31,
	2016		2015		2014
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$14,134	4.45%	$16,315	4.00%	$17,533	3.73%

Total unsecured borrowings	14,134	4.45	16,315	4.00	17,533	3.73

Secured borrowings:
FFELP Loan securitizations	75,397	1.54	82,640	1.05	88,729	.99
Private Education Loan securitizations(1)	15,906	2.61	17,281	2.10	18,347	2.00
FFELP Loan — other facilities	14,610	1.25	15,214	0.87	8,618	.81
Private Education Loan — other facilities	389	2.60	636	1.86	780	1.54
Other(2)	629	1.33	898	0.65	832	.45

Total secured borrowings	106,931	1.66	116,669	1.19	117,306	1.14

“Core Earnings” basis borrowings	$121,065	1.99%	$132,984	1.53%	$134,839	1.47%

“Core Earnings” basis borrowings	$121,065	1.99%	$132,984	1.53%	$134,839	1.47%
Adjustment for GAAP accounting treatment	—	.03	—	0.03	2,952	2.50

GAAP basis borrowings	$121,065	2.02%	$132,984	1.56%	$137,791	1.50%

(1)

Includes $885 million, $45 million and $0 of debt related to the Private Education Loan asset-backed securitization repurchase facility (“Repurchase Facility”) for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Contractual Cash Obligations

The following table provides a summary of our contractual principal obligations associated with long-term notes at December 31, 2016. For further discussion of these obligations, see “Note 6 — Borrowings.”

(Dollars in millions)	1 Year or Less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Long-term notes:
Senior unsecured debt	$—	$4,408	$3,324	$5,297	$13,029
Secured borrowings(1)	14,221	18,409	16,508	50,952	100,090

Total contractual cash obligations(2)	$14,221	$22,817	$19,832	$56,249	$113,119

(1)

Includes $87.6 billion of long-term notes issued by consolidated VIEs in conjunction with our securitization transactions and included in long-term notes in the consolidated balance sheet. Timing of obligations is estimated based on our current projection of prepayment speeds of the securitized assets.

(2)

The aggregate principal amount of debt that matures in each period is $14.3 billion, $23.0 billion, $20.0 billion and $56.8 billion, respectively. Specifically excludes derivative market value adjustments of $(751) million for long-term notes. Interest obligations on notes are predominantly variable in nature, resetting monthly and quarterly based on LIBOR.

Unrecognized tax benefits were $83 million and $66 million for 2016 and 2015, respectively. For additional information, see “Note 14 — Income Taxes.”

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

We determine the collectability of our Private Education Loan portfolio by evaluating certain risk characteristics. We consider school type, credit score (FICO), existence of a cosigner, loan status and loan seasoning as the key credit quality indicators because they have the most significant effect on our determination of the adequacy of our allowance for loan losses. The type of school customers attend can have an impact on their graduation rate and job prospects after graduation and therefore affects their ability to make payments. Credit scores are an indicator of the credit worthiness of a customer and the higher the credit score the more likely it is the customer will be able to make all of their contractual payments. Loan status affects the credit risk because a past due loan is more likely to result in a credit loss than an up-to-date loan. Additionally, loans in a deferred payment status have different credit risk profiles compared with those in current payment status. Of the portfolio in repayment, loan seasoning is an important factor. It affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments. The existence of a cosigner lowers the likelihood of default. We monitor and update these credit quality indicators in the analysis of the adequacy of our allowance for loan losses on a quarterly basis.

To estimate the probable credit losses incurred in the loan portfolio at the reporting date, we use historical experience of customer payment behavior in connection with the key credit quality indicators and incorporate management expectations regarding macroeconomic and collection performance factors. Our model is based upon the most recent twelve months of actual collection experience as the starting point for the non-TDR portfolio and the most recent approximate 10 years for the TDR portfolio and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our model for the non-TDR portfolio places a greater emphasis on the more recent default experience rather than the default experience for older historical periods, as we believe the more recent default experience is more indicative of the probable losses incurred in the loan portfolio today that will default over the next two years. The TDR portfolio uses a longer historical default experience since we are projecting life of loan remaining losses. Similar to estimating defaults, we use historical customer payment behavior to estimate the timing and amount of future recoveries on charged-off loans. We use judgment in determining whether historical performance is representative of what we expect to collect in the future. We then apply the default and collection rate projections to each category of loans. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered. Additionally, we consider changes in laws and regulations that could potentially impact the allowance for loan losses. More judgment has been required over the last several years, compared with years prior, in light of the U.S. economy and its effect on our customers’ ability to pay their obligations. We believe that our model reflects recent customer behavior, loan performance, and collection performance, as well as expectations about economic factors.

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

Similar to the allowance for Private Education Loan losses, the allowance for FFELP Loan losses uses historical experience of customer default behavior and a two-year loss confirmation period to estimate the credit losses incurred in the loan portfolio at the reporting date. We apply the default rate projections, net of applicable Risk Sharing, to each category for the current period to perform our quantitative calculation. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered. For FFELP Loans that have lost their government insurance and have been charged off, any subsequent cash recoveries benefit the allowance for loan losses when received.

Premium and Discount Amortization

The Company has a net unamortized premium balance of $422 million in connection with its $112 billion education loan portfolio as of December 31, 2016. In 2016, the Company corrected its policy for applying the interest method used to amortize premium and discounts on the education loan portfolio. Previously, the Company amortized premium and discounts by including in its prepayment assumption forecasted payments in excess of contractually required payments as well as forecasted defaults and term extensions (deferment and forbearance or other payment modification programs). We determined that accounting rules allow only payments in excess of contractually required payments to be included in the prepayment assumption. Including defaults in estimated future prepayments has the effect of accelerating the amortization of the net premium balance related to our education loan portfolio. Including term extensions in estimated future prepayments has the effect of slowing down the amortization of the net premium balance related to our education loan portfolio.

The net impact of this error was a $2 million reduction to pre-tax net income for the year ended December 31, 2016. The Constant Prepayment Rates (“CPR”) as of December 31, 2016 under our revised policy are 5 percent, 3 percent and 5 percent for FFELP Stafford Loans, FFELP Consolidation Loans and Private Education Loans, respectively. Our prior policy’s CPRs in effect before this correction were 5 percent, 3 percent and 6 percent for FFELP Stafford Loans, FFELP Consolidation Loans and Private Education Loans, respectively. We have concluded this error had an immaterial impact to 2016 results as well as results for prior years.

The most judgmental estimate for premium and discount amortization on education loans is the CPR, which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. In determining the CPR we only consider payments made in excess of contractually required payments. This would include loan consolidation and other early payoff activity. These activities are affected by changes in our business strategy, changes in our competitor’s business strategies, legislative changes including the ability to consolidate, interest rates and changes to the current economic and credit environment. When we determine the CPR we begin with historical prepayment rates. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustment may be needed to those historical prepayment rates.

In the past (prior to 2008), the consolidation of FFELP Loans and Private Education Loans significantly affected our CPRs and updating those assumptions often resulted in material adjustments to our amortization expense. As a result of the passage of the Health Care and Education Reconciliation Act of 2010 (“HCERA”), there is no longer the ability to consolidate loans under the FFELP although there are other consolidation options with ED and private refinancing options with other lenders. As a result, we expect CPRs related to our FFELP Loans to remain relatively stable over time, unless there is a legislative change by ED or by Congress to encourage or force consolidation. Some education loan companies offer private education loans which can consolidate both FFELP and Private Education Loans and we anticipate more entrants to offer similar products. In 2017, we expect to begin to consolidate FFELP and Private Education Loans as well. These products and expectations are built into the CPR assumption we use for FFELP and Private Education Loans. However, it is difficult to accurately project the timing and level at which this consolidation activity will begin and our assumption may need to be updated by a material amount in the future based on changes in the economy and marketplace.

Fair Value Measurement

The most significant assumptions used in fair value measurements, including those related to credit and liquidity risk, are as follows:

1.	Derivatives — When determining the fair value of derivatives, we take into account counterparty credit risk for positions where we are exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposure for each counterparty is adjusted based on market information available for that specific counterparty, including spreads from credit default swaps. Additionally, when the counterparty has exposure to us related to our derivatives, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our own credit risk. Trusts that contain derivatives are not required to post collateral to counterparties as the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. Adjustments related to credit risk did not reduce the overall value of our derivatives as of December 31, 2016. We also take into account changes in liquidity when determining the fair value of derivative positions. We adjusted the fair value of certain less liquid positions downward by approximately $31 million, to take into account a significant reduction in liquidity as of December 31, 2016, related primarily to basis swaps indexed to interest rate indices with inactive markets. A major indicator of market inactivity is the widening of the bid/ask spread in these markets. In general, the widening of counterparty credit spreads and reduced liquidity for derivative instruments as indicated by wider bid/ask spreads will reduce the fair value of derivatives. In addition, certain cross-currency interest rate swaps hedging foreign currency denominated reset rate and amortizing notes in our trusts contain extension features that coincide with the remarketing dates of the notes. The valuation of the extension feature requires significant judgment based on internally developed inputs.

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

Risk Management

Our Approach

The loan servicing, asset recovery and business processing services Navient provides, as well as the financial markets in which Navient operates, continue to undergo dramatic competitive, technological and regulatory changes. Identifying, understanding and effectively managing the risks inherent in our business are critical to our continued success. Navient assigns risk oversight, management and assessment responsibilities at various levels within our organization and continuously coordinates these activities and responsibilities across our organization. We maintain comprehensive risk management practices to identify, measure, monitor, evaluate, control and report on our significant risks and we routinely evaluate these practices to determine whether they are functioning properly and can be improved.

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

Risk Oversight, Roles and Responsibilities

The Navient board of directors and its standing committees oversee our strategic direction, including setting our risk management philosophy, tolerance and parameters; and assessing the risks our businesses face as well as the risk management practices our management team develops and implements. We escalate to our board of directors any significant departures from established tolerances and parameters and review new and emerging risks with them.

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

Enterprise Risk Committee. Our Enterprise Risk Committee is an executive management-level committee chaired by our Chief Risk and Compliance Officer where senior management reviews our significant risks, receives periodic reports on adherence to agreed risk parameters, prioritizes and provides direction on mitigation of our risks and closure of issues and supervises the continued evolution of our enterprise risk management program. This committee also oversees our Internal Controls Excellence (“ICE”) program and Sarbanes-Oxley compliance and ensures any control deficiencies are identified, understood by all relevant affected parties, and have established resolution plans supported by adequate resources. Lastly, this committee evaluates risks associated with new or modified business and makes recommendations regarding proposed business initiatives based on their inherent risks and controls. In addition to the Chair, committee membership includes our Chief Executive Officer, Group President for Asset Management and Servicing, Group President for Asset Recovery and Business Servicing, Chief Financial Officer, Chief Legal Officer, Chief Information Officer and Chief Audit Officer. The committee meets at least six times per year, usually in advance of each regularly scheduled board of directors meeting and more frequently if needed to address particular issues.

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

Disclosure Committee. Our Disclosure Committee reviews our periodic SEC reporting documents, earnings releases and related disclosure policies and procedures, and evaluates whether modified or additional disclosures are required.

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

Incentive Compensation Plan Committee. Our Incentive Compensation Plan Committee defines the approach and practices utilized to effectively govern all Incentive Compensation Plans in order to achieve business results while preventing unreasonable risk taking.

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

Market Risk. Market risk is the risk to earnings or capital resulting from changes in market conditions, such as interest rates, index mismatches, credit spreads, commodity prices or volatilities. Navient is exposed to various types of market risk, in particular the risk of loss resulting in a mismatch between the maturity/duration of assets and liabilities, interest rate risk and other risks that arise through the management of our investment, debt and education loan portfolios. Market risk exposure is managed primarily through our management-level Asset and Liability Committee, which is responsible for all market risks associated with managing our assets and liabilities and recommending limits to be included in our risk appetite and investment structure. These activities are closely tied to those related to the management of our funding and liquidity risks. The Finance and Operations Committee of our board of directors periodically reviews and approves the investment, asset and liability management policies, establishes and monitors various tolerances or other risk measurements, as well as contingency funding plans developed and administered by our Asset and Liability Committee. The Finance and Operations Committee and our Chief Financial Officer report to the full board of directors on matters of market risk management.

Funding and Liquidity Risk. Funding and liquidity risk is the risk to earnings, capital or the conduct of our business arising from the inability to meet our obligations when they become due without incurring unacceptable losses, such as the ability to fund liability maturities or invest in future asset growth and business operations at reasonable market rates. Our primary liquidity risks are any mismatch between the maturity of our assets and liabilities and the servicing of our indebtedness.

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

Operational Risk. Operational risk is the risk to earnings or the conduct of our business resulting from inadequate or failed internal processes, people or systems or from external events. Operational risk is pervasive, existing in all business areas, functional units, legal entities and geographic locations, and it includes information technology risk, cybersecurity risk, physical security risk on tangible assets, third-party vendor risk, legal risk, compliance risk and reputational risk.

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

Operational risk exposures are managed through a combination of business area management (first line of defense), support area oversight and expertise (second line of defense) and enterprise-wide oversight. Our Group President for Asset Management and Servicing and our Group President for Asset Recovery and Business Servicing are responsible for all of our business operations (servicing, asset recovery and business processing services, and our Chief Information Officer is responsible for our information technology systems and processes). Management-level committees, comprised of senior managers and subject matter experts, including our Enterprise Risk Committee, Compliance Committee, Credit and Loan Loss Committee, Information-Technology and Operations Management Committee and Human Resources Committee, focus on particular aspects of operational risk.

Compliance, Legal and Governance Risk. Compliance risk is the risk to earnings or capital or reputation arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards. Legal risk is the risk to earnings, capital or reputation manifested by claims made through the legal system and may arise from a product or service, a transaction, a business relationship, property (real, personal or intellectual), conduct of an employee or change in law or regulation. Governance risk is the risk of not establishing and maintaining a control environment that aligns with stakeholder and regulatory expectations, including tone at the top and board performance. These risks are inherent in all of our businesses. Compliance, legal and governance risk are subsets of operational risk but are recognized as a separate and complementary risk category given their importance in our business. We can be exposed to these risks in key areas such as our asset recovery or loan servicing businesses if compliance with legal and regulatory requirements is not properly implemented, maintained, documented or tested, or when an oversight program does not include appropriate audit and control features.

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

Common Stock

The following table summarizes our common share repurchases and issuances.

	Years Ended December 31,
	2016	2015	2014
Common stock repurchased(1)	59,625,325	56,043,711	30,432,689
Average purchase price per share	$12.68	$16.87	$19.72
Shares repurchased related to employee stock-based compensation plans(2)	3,197,355	2,404,328	4,171,342
Average purchase price per share	$13.21	$19.81	$20.91
Common shares issued(3)	5,476,010	4,924,021	7,389,962

(1)	Common shares purchased under our share repurchase program.

(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(3)	Common shares issued under our various compensation and benefit plans.

Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $0.01). At December 31, 2016, 291 million shares were issued and outstanding and 23 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in “Note 11 — Stock-Based Compensation Plans and Arrangements.”

In April 2014, in connection with the Spin-Off, SLM Corporation retired 127 million shares of common stock held in treasury. This retirement decreased the balance in treasury stock by $2.3 billion, with corresponding decreases of $25 million in common stock and $2.3 billion in additional paid-in capital. There was no impact to total equity from this retirement.

The closing price of our common stock on December 31, 2016 was $16.43.

Dividend and Share Repurchase Program

In 2016, we paid full-year common stock dividends of $0.64 per share, compared with $0.64 in 2015 and $0.60 in 2014.

In 2014, we repurchased 30.4 million shares of common stock for $600 million (8.3 million shares for $200 million pre-Spin-Off, and 22.1 million shares for $400 million post-Spin-Off).

In 2015, we repurchased 56.0 million shares of common stock for $945 million.

In 2016, we repurchased 59.6 million shares of common stock for $755 million.

In December 2016, our board of directors authorized a new $600 million share repurchase program effective January 1, 2017.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at December 31, 2016 and 2015, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings before unrealized gains (losses) on derivative and hedging activities, a sensitivity analysis was performed assuming the funding index increases 10 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. These earnings sensitivities are applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of December 31, 2016 Impact on Annual Earnings If:			As of December 31, 2015 Impact on Annual Earnings If:
	Interest Rates:		Funding Indices	Interest Rates:		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(34)	$(62)	$(99)	$(59)	$(113)	$(119)
Unrealized gains (losses) on derivative and hedging activities	(4)	(167)	—	(81)	(409)	—

Increase (decrease) in income before taxes	$(38)	$(229)	$(99)	$(140)	$(522)	$(119)

Increase (decrease) in net income after taxes	$(24)	$(145)	$(62)	$(88)	$(329)	$(75)

Increase (decrease) in diluted earnings per common share	$(.08)	$(.49)	$(.21)	$(.25)	$(.92)	$(.21)

(1)

If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 10 basis points while holding the asset index constant. There is no sensitivity analysis related to the unrealized gains (losses) on derivative and hedging activities as part of this potential impact on earnings.

	At December 31, 2016
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values
Assets
FFELP Loans	$86,626	$(378)	—%	$(782)	(1)%
Private Education Loans	23,191	—	—	—	—
Other earning assets	5,203	—	—	—	—
Other assets	4,863	(34)	(1)	304	6

Total assets gain/(loss)	$119,883	$(412)	—%	$(478)	—%

Liabilities
Interest-bearing liabilities	$112,172	$(607)	(1)%	$(1,695)	(2)%
Other liabilities	2,711	155	6	980	36

Total liabilities (gain)/loss	$114,883	$(452)	—%	$(715)	(1)%

	At December 31, 2015
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values
Assets
FFELP Loans	$94,281	$(455)	—%	$(928)	(1)%
Private Education Loans	25,772	—	—	—	—
Other earning assets	5,833	—	—	—	—
Other assets	5,387	(281)	(5)	(246)	(5)

Total assets gain/(loss)	$131,273	$(736)	(1)%	$(1,174)	(1)%

Liabilities
Interest-bearing liabilities	$121,040	$(616)	(1)%	$(1,708)	(1)%
Other liabilities	2,710	96	4	980	36

Total liabilities (gain)/loss	$123,750	$(520)	—%	$(728)	(1)%

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

During the years ended December 31, 2016 and 2015, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of derivative contracts. The result of these hedging transactions was to fix the relative spread between the education loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our variable rate assets being funded with fixed rate liabilities and equity. Item (i) will generally cause income to decrease when interest rates increase from a low interest rate environment, whereas item (ii) will generally cause income to increase when interest rates increase. In both 2016 and 2015, the loss of income is due almost entirely to item (i) above. The decrease in the loss in 2016 as compared to 2015 was due to both the natural amortization of the FFELP loan portfolio as well as higher interest rates in 2016, which resulted in a loss of unhedged Floor Income during 2016. Item (ii) had very little impact in either period as the Company entered into derivative contracts in 2015 to convert a portion of fixed rate debt to variable rate debt as a part of its overall interest rate risk management strategy, thereby better match-funding its floating rate assets with variable rate debt.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in unrealized gains (losses) on derivative and hedging activities in 2016 and 2015 are primarily due to (1) the notional amount and remaining term of our derivative portfolio and related hedged debt and (2) the interest rate environment. As of December 31, 2016 the Company’s derivative portfolio has declined in size and has a shorter remaining term than the prior year period due to the natural amortization of the education loan portfolios over the year. Both of these factors contribute to the Company losing less income in an increasing interest rate environment in the current period as compared to the prior-year period.

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 10 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the December 31, 2016 and 2015 analyses is primarily the result of one-month LIBOR-indexed FFELP Loans being funded with three-month LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 3 for a further discussion.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31, 2016. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.3	$—	$4.3
Prime	annual	.4	—	.4
Prime	quarterly	2.4	—	2.4
Prime	monthly	12.1	—	12.1
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	—	49.8	(49.8)
3-month LIBOR	daily	—	1.0	(1.0)
1-month LIBOR	monthly	6.4	36.6	(30.2)
1-month LIBOR daily	daily	82.5	—	82.5
CMT/CPI Index	monthly/quarterly	—	.4	(.4)
Non-Discrete reset(3)	monthly	—	15.0	(15.0)
Non-Discrete reset(4)	daily/weekly	5.2	.5	4.7
Fixed Rate(5)		7.5	17.7	(10.2)

Total		$121.1	$121.1	$—

(1)	FFELP Loans of $27.0 billion ($24.3 billion LIBOR index and $2.7 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate ABS and ABCP facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

“Core Earnings” Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.3	$—	$4.3
Prime	annual	.4	—	.4
Prime	quarterly	2.4	—	2.4
Prime	monthly	12.1	—	12.1
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	—	50.1	(50.1)
3-month LIBOR	daily	—	1.0	(1.0)
1-month LIBOR	monthly	6.4	39.7	(33.3)
1-month LIBOR	daily	82.5	—	82.5
Non-Discrete reset(3)	monthly	—	15.0	(15.0)
Non-Discrete reset(4)	daily/weekly	5.2	.5	4.7
Fixed Rate(5)		6.9	14.1	(7.2)

Total		$120.5	$120.5	$—

(1)	FFELP Loans of $11.0 billion ($10.2 billion LIBOR index and $0.8 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate ABS and ABCP facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life for our earning assets and liabilities at December 31, 2016.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	6.9
Other loans	5.8
Cash and investments	.1

Total earning assets	6.6

Borrowings
Short-term borrowings	.5
Long-term borrowings	6.2

Total borrowings	6.0

Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in their report which appears below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Nothing to report.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the 2017 Proxy Statement, including information appearing in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the 2017 Proxy Statement, is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the 2017 Proxy Statement, including information appearing in the sections titled “Executive Compensation” and “Director Compensation” in the 2017 Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the 2017 Proxy Statement, including information appearing in the sections titled “Equity Compensation Plan Information,” “Ownership of Common Stock” and “Ownership of Common Stock by Directors and Executive Officers” in the 2017 Proxy Statement, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2017 Proxy Statement, including information appearing under “Other Matters — Certain Relationships and Transactions” and “Corporate Governance” in the 2017 Proxy Statement, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information contained in the 2017 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm” in the 2017 Proxy Statement, is incorporated herein by reference.

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

Item 16.	Form 10-K Summary

N/A

4.  Appendices

Appendix A — Federal Family Education Loan Program

(b)  Exhibits

2.1	The Agreement and Plan of Merger, dated as of October 16, 2014, between Navient Corporation and Navient, LLC (incorporated by reference to Exhibit 2.1 to Navient Corporation’s Current Report on Form 8-K filed on October 17, 2014).

3.1	Amended and Restated Certificate of Incorporation of Navient Corporation (incorporated by reference to Exhibit 3.1 of Amendment No. 3 to Navient Corporation’s Registration Statement on Form 10 (File No. 001-36228) filed on March 27, 2014).

3.2	Amended and Restated By-Laws of Navient Corporation (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to Navient Corporation’s Registration Statement on Form 10 (File No. 001-36228) filed on March 27, 2014).

4.1	The Second Supplemental Indenture, dated as of October 16, 2014, between Navient Corporation and Deutsche Trust Company Limited, as trustee (incorporated by reference to Exhibit 4.1 to Navient Corporation’s Current Report on Form 8-K filed on October 17, 2014).

4.2	The Eighth Supplemental Indenture, dated as of October 16, 2014, between Navient Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on October 17, 2014).

4.3	The Third Supplemental Indenture, dated as of July 29, 2016, between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on July 29, 2016).

4.4	The Fourth Supplemental Indenture, dated as of September 16, 2016, between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on September 16, 2016).

10.1†	Navient Corporation Executive Severance Plan for Senior Officers (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Current Report on Form 8-K filed on August 19, 2014).

10.2†	Navient Corporation Change in Control Severance Plan for Senior Officers, as Amended and Restated Effective November 1, 2015 (incorporated by reference to Exhibit 10.2 to Navient Corporation’s Annual Report on Form 10-K (File No. 161456380) filed on February 25, 2016).

10.3†	Navient Deferred Compensation Plan, as amended and restated effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Current Report on Form 8-K filed on December 23, 2014).

10.4†	Navient Supplemental 401(k) Savings Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-195536) filed on April 28, 2014).

10.5†	Navient Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-195539) filed on April 28, 2014).

10.6†	Navient Deferred Compensation Plan for Directors, as amended and restated effective October 1, 2015 (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K (File No. 001-36228) filed on October 30, 2015).

10.7†	Navient Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-195538) filed on April 28, 2014).

10.8†	Navient Corporation 2014 Omnibus Incentive Plan, Amended and Restated as of April 6, 2015 (incorporated by reference to the Company’s Proxy Statement on Form DEF 14A (File No. 001-36228) filed on April 10, 2015).

10.9†	Navient Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-195533) filed on April 28, 2014).

10.10†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2012 PSU Conversion (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.11†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2013 PSU Conversion (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.12†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2014 (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.13†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Two-Year Restriction) — 2014 (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.14†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Three-Year Restriction) — 2014 (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.15†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2014 (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.16†	Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet for John F. Remondi — 2013 (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.17†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2013 (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.18†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2013 (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.19†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2012 (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.20†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Two-Year Restriction) — 2012 (incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.21†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (Three-Year Restriction) — 2012 (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.22†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2012 (incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.23†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2011 (incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.24†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2010 (incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.25†	Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement for John M. Kane — 2008 (incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.26†	Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement for Timothy J. Hynes — 2008 (incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.27†	Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Notice for John F. Remondi — 2008 (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.28†	Navient Corporation 2014 Omnibus Incentive Plan, Additional Stock Option Notice for John F. Remondi — 2008 (incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.29†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Award Agreement — 2014 (incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.30†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2013 (incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.31†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2012 (incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.32†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2011 (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.33†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2010 (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.34†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2009 (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.35†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2008 (incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.36†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2007 (incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.37†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2006 (incorporated by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.38†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2005 (incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.39†	Form of Navient Corporation 2014 Omnibus Incentive Plan One-Year Bonus Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 30, 2015)

10.40†	Form of Navient Corporation 2014 Omnibus Incentive Plan Three-Year Bonus Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 30, 2015)

10.41†	Form of Navient Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 30, 2015).

10.42†	Form of Navient Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016).

10.43†	Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016).

10.44†	Form of Navient Corporation 2014 Omnibus Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016).

10.45†	Form of Navient Corporation 2014 Omnibus Incentive Plan Stock Option Agreement — Net Settled Options (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016).

10.46	Underwriting Agreement, dated July 26, 2016, among Navient Corporation and Barclays Capital Inc., J.P. Morgan Securities LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 29, 2016).

10.47	Underwriting Agreement, dated September 13, 2016, among Navient Corporation and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, LLC, as representatives of the Underwriters named therein (incorporated by reference to Exhibit 1.1 to Navient Corporation’s Current Report on Form 8-K filed on September 16, 2016).

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 24, 2017

NAVIENT CORPORATION

By:	/S/ JOHN F. REMONDI
John F. Remondi President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN F. REMONDI John F. Remondi	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017

/S/ SOMSAK CHIVAVIBUL Somsak Chivavibul	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2017

/S/ WILLIAM M. DIEFENDERFER, III William M. Diefenderfer, III	Chairman of the Board of Directors	February 24, 2017

/S/ JOHN K. ADAMS, JR. John K. Adams, Jr.	Director	February 24, 2017

/S/ ANNA ESCOBEDO CABRAL Anna Escobedo Cabral	Director	February 24, 2017

/S/ DIANE SUITT GILLELAND Diane Suitt Gilleland	Director	February 24, 2017

/S/ KATHERINE A. LEHMAN Katherine A. Lehman	Director	February 24, 2017

/S/ LINDA A. MILLS Linda A. Mills	Director	February 24, 2017

/S/ BARRY A. MUNITZ Barry A. Munitz	Director	February 24, 2017

/S/ JANE J. THOMPSON Jane J. Thompson	Director	February 24, 2017

/S/ LAURA S. UNGER Laura S. Unger	Director	February 24, 2017

/S/ BARRY L. WILLIAMS Barry L. Williams	Director	February 24, 2017

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Navient Corporation:

We have audited Navient Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

McLean, Virginia

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Navient Corporation:

We have audited the accompanying consolidated balance sheets of Navient Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

McLean, Virginia

February 24, 2017

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2016	December 31, 2015
Assets
FFELP Loans (net of allowance for losses of $67 and $78, respectively)	$87,730	$96,402
Private Education Loans (net of allowance for losses of $1,351 and $1,471, respectively)	23,340	26,394
Investments
Available-for-sale	3	5
Other	347	496

Total investments	350	501
Cash and cash equivalents	1,253	1,594
Restricted cash and investments	3,600	3,738
Goodwill and acquired intangible assets, net	670	705
Other assets	4,193	4,712

Total assets	$121,136	$134,046

Liabilities
Short-term borrowings	$2,334	$2,570
Long-term borrowings	112,368	124,833
Other liabilities	2,711	2,710

Total liabilities	117,413	130,113

Commitments and contingencies
Equity
Common stock, par value $0.01 per share; 1.125 billion shares authorized: 436 million and 431 million shares issued, respectively	4	4
Additional paid-in capital	3,022	2,967
Accumulated other comprehensive (loss) income (net of tax (expense) benefit of $(3) and $30, respectively)	6	(51)
Retained earnings	2,890	2,414

Total Navient Corporation stockholders’ equity before treasury stock	5,922	5,334
Less: Common stock held in treasury at cost: 145 million and 82 million shares, respectively	(2,223)	(1,425)

Total Navient Corporation stockholders’ equity	3,699	3,909
Noncontrolling interest	24	24

Total equity	3,723	3,933

Total liabilities and equity	$121,136	$134,046

Supplemental information — assets and liabilities of consolidated variable interest entities:

	December 31, 2016	December 31, 2015
FFELP Loans	$83,429	$91,516
Private Education Loans	20,500	23,124
Other loans	79	—
Restricted cash	3,434	3,553
Other assets, net	(11)	293
Short-term borrowings	1,078	710
Long-term borrowings	95,492	106,510

Net assets of consolidated variable interest entities	$10,861	$11,266

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Interest income:
FFELP Loans	$2,528	$2,524	$2,556
Private Education Loans	1,587	1,756	2,156
Other loans	9	7	9
Cash and investments	22	8	9

Total interest income	4,146	4,295	4,730
Total interest expense	2,441	2,074	2,063

Net interest income	1,705	2,221	2,667
Less: provisions for loan losses	429	581	647

Net interest income after provisions for loan losses	1,276	1,640	2,020

Other income (loss):
Servicing revenue	304	340	298
Asset recovery and business processing revenue	390	367	388
Other income	7	17	82
Losses on sales of loans and investments	—	(9)	—
Gains on debt repurchases	1	21	—
Gains (losses) on derivative and hedging activities, net	117	166	139

Total other income	819	902	907

Expenses:
Salaries and benefits	500	467	479
Other operating expenses	451	451	508

Total operating expenses	951	918	987
Goodwill and acquired intangible asset impairment and amortization expense	36	12	9
Restructuring and other reorganization expenses	—	32	113

Total expenses	987	962	1,109

Income from continuing operations, before income tax expense	1,108	1,580	1,818
Income tax expense	427	597	681

Net income from continuing operations	681	983	1,137
Income from discontinued operations, net of tax expense	—	1	—

Net income	681	984	1,137
Less: net income (loss) attributable to noncontrolling interest	—	—	—

Net income attributable to Navient Corporation	681	984	1,137
Preferred stock dividends	—	—	6

Net income attributable to Navient Corporation common stock	$681	$984	$1,131

Basic earnings per common share attributable to Navient Corporation	$2.15	$2.62	$2.71

Average common shares outstanding	316	376	417

Diluted earnings per common share attributable to Navient Corporation	$2.12	$2.58	$2.66

Average common and common equivalent shares outstanding	322	382	425

Dividends per common share attributable to Navient Corporation	$.64	$.64	$.60

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2016	2015	2014
Net income	$681	$984	$1,137
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	91	(93)	(11)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)	(1)	(1)	3

Total unrealized gains (losses) on derivatives	90	(94)	(8)
Unrealized gains (losses) on investments	—	—	2
Income tax (expense) benefit	(33)	34	2

Other comprehensive income (loss), net of tax expense (benefit)	57	(60)	(4)

Total comprehensive income attributable to Navient Corporation	$738	$924	$1,133

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2013	7,300,000	545,210,941	(116,262,066)	428,948,875	$565	$109	$4,399	$13	$2,542	$(2,033)	$5,595	$5	$5,600
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	1,137	—	1,137	—	1,137
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(4)	—	—	(4)	—	(4)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	1,133	—	1,133
Cash dividends:
Common stock ($.60 per share)	—	—	—	—	—	—	—	—	(249)	—	(249)	—	(249)
Preferred stock, series A ($1.74 per share)	—	—	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Preferred stock, series B ($.98 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Issuance of common shares	—	7,389,962	—	7,389,962	—	(80)	138	—	—	—	58	—	58
Retirement of common stock in treasury	—	(126,963,268)	126,963,268	—	—	(25)	(2,263)	—	—	2,288	—	—	—
Tax impact of employee stock-based compensation plans	—	—	—	—	—	—	15	—	—	—	15	—	15
Stock-based compensation expense	—	—	—	—	—	—	39	—	—	—	39	—	39
Common stock repurchased	—	—	(30,432,689)	(30,432,689)	—	—	—	—	—	(600)	(600)	—	(600)
Shares repurchased related to employee stock-based compensation plans	—	—	(4,171,342)	(4,171,342)	—	—	—	—	—	(87)	(87)	—	(87)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	—	—	(5)	(5)
Distribution of consumer banking business	(7,300,000)	—	—	—	(565)	—	565	—	(1,751)	—	(1,751)	—	(1,751)

Balance at December 31, 2014	—	425,637,635	(23,902,829)	401,734,806	$—	$4	$2,893	$9	$1,670	$(432)	$4,144	$—	$4,144

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Common Stock Shares			Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Issued	Treasury	Outstanding
Balance at December 31, 2014	425,637,635	(23,902,829)	401,734,806	$4	$2,893	$9	$1,670	$(432)	$4,144	$—	$4,144
Comprehensive income:
Net income	—	—	—	—	—	—	984	—	984	—	984
Other comprehensive loss, net of tax	—	—	—	—	—	(60)	—	—	(60)	—	(60)

Total comprehensive income	—	—	—	—	—	—	—	—	924	—	924
Cash dividends:
Common stock ($.64 per share)	—	—	—	—	—	—	(240)	—	(240)	—	(240)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	4,924,021	—	4,924,021	—	34	—	—	—	34	—	34
Tax impact of employee stock-based compensation plans	—	—	—	—	11	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	—	29	—	—	—	29	—	29
Common stock repurchased	—	(56,043,711)	(56,043,711)	—	—	—	—	(945)	(945)	—	(945)
Shares repurchased related to employee stock-based compensation plans	—	(2,404,328)	(2,404,328)	—	—	—	—	(48)	(48)	—	(48)
Noncontrolling interests in businesses	—	—	—	—	—	—	—	—	—	24	24

Balance at December 31, 2015	430,561,656	(82,350,868)	348,210,788	$4	$2,967	$(51)	$2,414	$(1,425)	$3,909	$24	$3,933

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Common Stock Shares			Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Issued	Treasury	Outstanding
Balance at December 31, 2015	430,561,656	(82,350,868)	348,210,788	$4	$2,967	$(51)	$2,414	$(1,425)	$3,909	$24	$3,933
Comprehensive income:
Net income	—	—	—	—	—	—	681	—	681	—	681
Other comprehensive income, net of tax	—	—	—	—	—	57	—	—	57	—	57

Total comprehensive income	—	—	—	—	—	—	—	—	738	—	738
Cash dividends:
Common stock ($.64 per share)	—	—	—	—	—	—	(201)	—	(201)	—	(201)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Issuance of common shares	5,476,010	—	5,476,010	—	35	—	—	—	35	—	35
Tax impact of employee stock-based compensation plans	—	—	—	—	(6)	—	—	—	(6)	—	(6)
Stock-based compensation expense	—	—	—	—	26	—	—	—	26	—	26
Common stock repurchased	—	(59,625,325)	(59,625,325)	—	—	—	—	(755)	(755)	—	(755)
Shares repurchased related to employee stock-based compensation plans	—	(3,197,355)	(3,197,355)	—	—	—	—	(43)	(43)	—	(43)

Balance at December 31, 2016	436,037,666	(145,173,548)	290,864,118	$4	$3,022	$6	$2,890	$(2,223)	$3,699	$24	$3,723

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net income	$681	$984	$1,137
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(1)	—
Losses on sales of loans and investments	—	9	—
Gains on debt repurchases, net	(1)	(21)	—
Goodwill and acquired intangible asset impairment and amortization expense	36	12	9
Stock-based compensation expense	26	29	39
Unrealized gains on derivative and hedging activities	(328)	(781)	(797)
Provisions for loan losses	429	581	647
Decrease (increase) in restricted cash — other	10	66	(64)
(Increase) decrease in accrued interest receivable	(26)	175	(75)
Decrease in accrued interest payable	(92)	(42)	(27)
Decrease in other assets	628	1,038	846
Decrease in other liabilities	(6)	(139)	(51)

Total net cash provided by operating activities	1,357	1,910	1,664

Investing activities
Education loans acquired	(3,683)	(3,736)	(13,803)
Reduction of education loans:
Installment payments, claims and other	14,923	13,933	12,321
Proceeds from sales of education loans	—	569	—
Other investing activities, net	35	131	123
Purchases of available-for-sale securities	—	—	(28)
Proceeds from maturities of available-for-sale securities	2	1	4
Purchases of other securities	(44)	(187)	(785)
Proceeds from sales and maturities of other securities	49	97	800
Decrease (increase) in restricted cash — variable interest entities	129	220	(285)
Purchase of subsidiaries, net of cash acquired	—	(342)	—

Total net cash provided by (used in) investing activities	11,411	10,686	(1,653)

Financing activities
Distribution of consumer banking business	—	—	(2,217)
Borrowings collateralized by loans in trust — issued	6,691	5,011	6,776
Borrowings collateralized by loans in trust — repaid	(13,226)	(14,706)	(12,534)
Asset-backed commercial paper conduits, net	(4,002)	974	5,440
Other long-term borrowings issued	1,231	493	1,817
Other long-term borrowings repaid	(2,603)	(2,787)	(3,162)
Other financing activities, net	(244)	(245)	251
Retail and other deposits, net	—	—	726
Common stock repurchased	(755)	(945)	(600)
Common stock dividends paid	(201)	(240)	(249)
Preferred stock dividends paid	—	—	(6)

Net cash used in financing activities	(13,109)	(12,445)	(3,758)

Net (decrease) increase in cash and cash equivalents	(341)	151	(3,747)
Cash and cash equivalents at beginning of year	1,594	1,443	5,190

Cash and cash equivalents at end of year	$1,253	$1,594	$1,443

Cash disbursements made (refunds received) for:
Interest	$2,301	$1,981	$1,983

Income taxes paid	$249	$88	$484

Income taxes received	$(4)	$(14)	$(108)

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Navient’s Business

Navient is a Fortune 500 company that provides asset management and business processing services to education, health care and government clients at the federal, state and local levels. We help our clients and millions of Americans achieve financial success through our services and support. Headquartered in Wilmington, Delaware, Navient employs team members in Western New York, Northeastern Pennsylvania, Indiana, Tennessee, Texas, Virginia and other locations.

Navient holds the largest portfolio of education loans insured or federally guaranteed under the Federal Family Education Loan Program (“FFELP”). We also hold the largest portfolio of Private Education Loans. Navient services its own portfolio of education loans, as well as education loans owned by the United States Department of Education (“ED”), financial institutions and nonprofit education lenders. Navient is one of the largest servicers to ED under its Direct Student Loan Program (“DSLP”). Our data-driven insight, service and innovation support customers on the path to successful education loan repayment.

Navient also provides business processing services to education-related clients, such as guaranty agencies and colleges and universities.

Finally, the company leverages its scale and expertise to provide additional business processing services to a variety of other clients, including federal agencies, state and local governments, regional authorities, courts, hospitals, health care systems and other health care providers, financial service providers, and municipalities.

For all our clients, we aim to improve their financial performance, optimize their operations, and maintain compassionate, compliant service for their customers and constituents.

Spin-Off of Navient

On April 30, 2014, the spin-off of Navient from SLM Corporation (the “Spin-Off”) was completed and Navient became an independent, publicly traded company focused on asset management and business processing services. The separation was completed through the distribution of 100 percent of the outstanding shares of Navient common stock, on the basis of one share of Navient common stock for each share of SLM Corporation common stock. SLM Corporation continues operation as a separate publicly traded company and includes Sallie Mae Bank.

Due to the relative significance of Navient to SLM Corporation prior to the Spin-Off, for financial reporting purposes, Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to SLM Corporation as constituted prior to the Spin-Off, notwithstanding the legal form of the Spin-Off. Since Navient is the accounting successor, the historical financial statements of SLM Corporation prior to the Spin-Off are the historical financial statements of Navient. As a result, the GAAP financial results reported in this Annual Report on Form 10-K include the historical financial results of SLM Corporation prior to the Spin-Off on April 30, 2014 (i.e., such consolidated results include our asset management and business processing services business and the consumer banking business associated with Sallie Mae Bank (“SLM BankCo”)) and reflect the deemed distribution of SLM BankCo to SLM Corporation’s stockholders on April 30, 2014.

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

We consolidate any VIEs where we have determined we are the primary beneficiary. The primary beneficiary is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As it relates to our securitizations and other secured borrowing facilities that are VIEs as of December 31, 2016, we are the servicer of the related education loan assets and own the Residual Interest of the securitization trusts and secured borrowing facilities. As a result, we are the primary beneficiary and consolidate those VIEs.

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

Allowance for Private Education Loan Losses

We determine the collectability of our Private Education Loan portfolio by evaluating certain risk characteristics. We consider school type, credit score (FICO), existence of a cosigner, loan status and loan seasoning as the key credit quality indicators because they have the most significant effect on our determination of the adequacy of our allowance for loan losses. The type of school customers attend can have an impact on their graduation rate and job prospects after graduation and therefore affects their ability to make payments. Credit scores are an indicator of the creditworthiness of a customer and generally the higher the credit score the more likely it is the customer will be able to make all of their contractual payments. Loan status affects the credit risk because generally a past due loan is more likely to result in a credit loss than an up-to-date loan. Additionally, loans in a deferred payment status have different credit risk profiles compared with those in current payment status. Loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments. The existence of a cosigner lowers the likelihood of default. We monitor and update these credit quality indicators in the analysis of the adequacy of our allowance for loan losses on a quarterly basis.

To estimate the probable credit losses incurred in the loan portfolio at the reporting date, we use historical experience of customer payment behavior in connection with the key credit quality indicators and incorporate management expectations regarding macroeconomic and collection performance factors. Our model is based upon the most recent twelve months of actual collection experience as the starting point for the non-TDR portfolio and the most recent approximate 10 years for the TDR portfolio and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our model for the non-TDR portfolio places a greater emphasis on the more recent default experience rather than the default experience for older historical periods, as we believe the recent default experience is more indicative of the probable losses incurred in the loan portfolio today that will default over the next two years. The TDR portfolio uses a longer historical default experience since we are projecting life of loan remaining losses. Similar to estimating defaults, we use historical customer payment behavior to estimate the timing and amount of future recoveries on charged-off loans. We use judgment in determining whether historical performance is representative of what we expect to collect in the future. We then apply the default and collection rate projections to each category of loans. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered. Additionally, we consider changes in laws and regulations that could potentially impact the allowance for loan losses. More judgment has been required over the last several years, compared with years prior, in light of the U.S. economy and its effect on our customers’ ability to pay their obligations. We believe that our model reflects recent customer behavior, loan performance and collection performance, as well as expectations about economic factors.

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

Certain Private Education Loans do not require customers to begin repayment until six months after they have graduated or otherwise left school. Consequently, our loss estimates for these programs are generally low while the customer is in school. At December 31, 2016, 6 percent of the principal balance in the higher education Private Education Loan portfolio was related to customers who are in an in-school/grace/deferment status and not required to make payments. As this population of customers leaves school, they will be required to begin payments on their loans, and the allowance for loan losses may change accordingly.

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

Similar to the allowance for Private Education Loan losses, the allowance for FFELP Loan losses uses historical experience of customer default behavior and a two-year loss confirmation period to estimate the credit losses incurred in the loan portfolio at the reporting date. We apply the default rate projections, net of applicable Risk Sharing, to each category for the current period to perform our quantitative calculation. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered. For FFELP Loans that have lost their government insurance and have been charged off, any subsequent cash recoveries benefit the allowance for loan losses when received.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Correction of an Immaterial Error in Prior Periods Related to FFELP Provision for Loan Losses

Under the FFELP, in the event of a borrower default, the principal balance and all unpaid accrued interest on FFELP Loans is insured for 97 percent to 100 percent of the defaulted amount. Under certain circumstances, FFELP Loans can lose their government insurance. In these cases, within our servicing systems these loans are assigned a “Permanently Uninsured” status code. When FFELP Loans become permanently uninsured, they no longer have the protection of government insurance and the owner of such loans is exposed to 100 percent of losses upon default. In the fourth quarter of 2016, the Company identified a portfolio of Permanently Uninsured FFELP Loans ($105 million as of December 31, 2015) that were correctly charged off in prior periods. Subsequent to the charge off, these loans were incorrectly accounted for as a recovery of previously defaulted loans as a result of the incorrect application of a system data field. This error understated the previously reported net charge-offs and provision for loan losses in 2015 and earlier years. The impact of this error to all prior periods was not material. The Company has revised the prior periods contained in this Form 10-K to correct this error. The table below shows the impact of this error to the years ended December 31, 2015 and 2014.

	Year Ended December 31,
(Dollars in millions)	2015	2014
Increase to FFELP Loan charge-offs and provision for loan losses(1)	$20	$19
After-tax reduction to net income from increase in FFELP Loan provision for loan losses	$(13)	$(12)
Reduction to diluted earnings per share from increase in FFELP Loan provision for loan losses	$(.03)	$(.03)
GAAP net income — previously reported	$997	$1,149
GAAP net income — revised	$984	$1,137

(1)

In 2015 and 2014, $20 million and $19 million of FFELP Permanently Uninsured Loans, respectively, were incorrectly classified as a recovery of previously defaulted loans, which understated the net charge-offs and provision for loan losses reported for FFELP Loans. The revised results correct for this error and result in $20 million and $19 million of additional FFELP Loan charge-offs and provision for loan losses being recorded in 2015 and 2014, respectively. There were $66 million of FFELP Permanently Uninsured Loans in years prior to 2014 that were incorrectly classified as a recovery of previously defaulted loans. The impact to each of the periods prior to 2014 was not material. Retained earnings were reduced by $42 million (after tax) as of December 31, 2013, to correct for this error.

Investments

Our available-for-sale investment portfolio consists of investments that are carried at fair value, with the temporary changes in fair value carried as a separate component of stockholders’ equity, net of taxes. The amortized cost of debt securities in this category is adjusted for premiums and accretion of discounts, which are amortized using the effective interest rate method. Other-than-temporary impairment is evaluated by considering several factors, including the length of time and extent to which the fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the security (considering factors such as adverse conditions specific to the security and ratings agency actions), and the intent and ability to retain the investment to allow for an anticipated recovery in fair value. The entire fair value loss on a security that is other-than-temporary impairment is recorded in earnings if we intend to sell the security or if it is more likely than not that we will be required to sell the security before the expected recovery of the loss. However, if the impairment is other-than-temporary, and those two conditions do not exist, the portion of the impairment related to credit losses is recorded in earnings and the impairment related to other factors is recorded in other comprehensive income. Securities classified as trading are accounted for at fair value with unrealized gains and losses included in investment income. Securities that we have the intent and ability to hold to maturity are classified as held-to-maturity and are accounted for at amortized cost unless the security is determined to have an other-than-temporary impairment. In this case it is accounted for in the same manner described above.

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

asset or asset groups exceeds the undiscounted cash flows, the fair value of the asset or asset group is determined using an acceptable valuation technique. An impairment loss would be recognized if the carrying amount of the asset (or asset group) exceeds the fair value of the asset or asset group. The impairment loss recognized would be the difference between the carrying amount and fair value. Indefinite-life acquired intangible assets are not amortized. We test these indefinite-life acquired intangible assets for impairment annually as of October 1 or at interim periods if an event occurs or circumstances change that would indicate the carrying value of these assets may be impaired. The annual or interim impairment test of indefinite-life acquired intangible assets is based primarily on a discounted cash flow analysis.

Securitization Accounting

Our securitizations use a two-step structure with a special purpose entity that legally isolates the transferred assets from us, even in the event of bankruptcy. Transactions receiving sale treatment are also structured to ensure that the holders of the beneficial interests issued are not constrained from pledging or exchanging their interests, and that we do not maintain effective control over the transferred assets. If these criteria are not met, then the transaction is accounted for as an on-balance sheet secured borrowing. In all cases, irrespective of whether they qualify as accounting sales our securitizations are legally structured to be sales of assets that isolate the transferred assets from us. If a securitization qualifies as a sale, we then assess whether we are the primary beneficiary of the securitization trust and are required to consolidate such trust. If we are the primary beneficiary, then no gain or loss is recognized. See “Consolidation” of this Note 2 for additional information regarding the accounting rules for consolidation when we are the primary beneficiary of these trusts.

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

We do not record servicing assets or servicing liabilities when our securitization trusts are accounted for as on-balance sheet secured financings. As of December 31, 2016 and 2015, all of our securitization trusts are on-balance sheet, except as discussed in the next paragraph, and as a result we do not have servicing assets or liabilities recorded on the consolidated balance sheet related to these securitization trusts.

As of December 31, 2016, we have $11 million of servicing assets on our balance sheet related to Residual Interests in FFELP Loan securitization trusts we sold in 2013. See “Note 3 — Education Loans” for further details.

Education Loan Interest Income

The Company has a net unamortized premium balance of $422 million in connection with its $112 billion education loan portfolio as of December 31, 2016. In 2016, the Company corrected its policy for applying the interest method used to amortize premium and discounts on the education loan portfolio. Previously, the Company amortized premium and discounts by including in its prepayment assumption forecasted payments in excess of contractually required payments as well as forecasted defaults and term extensions (deferment and forbearance or other payment modification programs). We determined that accounting rules allow only payments in excess of contractually required payments to be included in the prepayment assumption. Including defaults in estimated future prepayments has the effect of accelerating the amortization of the net premium balance related to our education loan portfolio. Including term extensions in estimated future prepayments has the effect of slowing down the amortization of the net premium balance related to our education loan portfolio.

The net impact of this error was a $2 million reduction to pre-tax net income for the year ended December 31, 2016. The Constant Prepayment Rates (“CPR”) as of December 31, 2016 under our revised policy are 5 percent, 3 percent and 5 percent for FFELP Stafford Loans, FFELP Consolidation Loans and Private Education Loans, respectively. Our prior policy’s CPRs as of December 31, 2016 would have been 5 percent, 3 percent and 6 percent for FFELP Stafford Loans, FFELP Consolidation Loans and Private Education Loans, respectively. We have concluded this error had an immaterial impact to 2016 results as well as results for prior years.

For loans classified as held-for-investment, we recognize education loan interest income as earned, adjusted for the amortization of premiums (which includes capitalized direct origination costs), discounts and Repayment Borrower Benefits. These adjustments result in income being recognized based upon the expected yield of the loan over its life after giving effect to expected prepayments and to estimates related to Repayment Borrower Benefits. We amortize premium and discount on education loans using a CPR which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. In determining the CPR, we only

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

consider payments made in excess of contractually required payments. This would include loan consolidation and other early payoff activity. For Repayment Borrower Benefits, the estimates of their effect on education loan yield are based on analyses of historical payment behavior of customers who are eligible for the incentives and its effect on the ultimate qualification rate for these incentives. We regularly evaluate the assumptions used to estimate the prepayment speeds and the qualification rates used for Repayment Borrower Benefits. In instances where there are changes to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the acquisition of the loan. Additionally, interest earned on education loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy as discussed further in “Allowance for Loan Losses” of this Note 2. We do not amortize any premiums, discounts or other adjustments to the basis of education loans when they are classified as held-for-sale.

Interest Expense

Interest expense is based upon contractual interest rates adjusted for the amortization of debt issuance costs, premiums and discounts. Our interest expense may also be adjusted for net payments/receipts related to interest rate and foreign currency swap agreements that qualify and are designated as hedges. Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions that qualified as hedges. Amortization of debt issuance costs, premiums, discounts and terminated hedge-basis adjustments are recognized using the effective interest rate method.

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

We also receive fees from Guarantor agencies for performing default aversion services on delinquent loans prior to default. The fee is received when the loan is initially placed with us and we are obligated to provide such services for the remaining life of the loan for no additional fee. In the event that the loan defaults, in accordance with certain contracts, we are obligated to rebate a portion of the fee to the Guarantor agency in proportion to the principal and interest outstanding when the loan defaults. We recognize fees received, net of an estimate of future rebates owed due to subsequent defaults, over the service period which is estimated to be the life of the loan. As of December 31, 2016, our balance sheet includes $105 million of liabilities attributed to deferred revenue and rebate reserves related to these default aversion services.

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

Transfer of Financial Assets and Extinguishments of Liabilities

We account for loan sales and debt repurchases in accordance with the applicable accounting guidance. Our securitizations and other secured borrowings are accounted for as on-balance sheet secured borrowings. See “Securitization Accounting” of this Note 2 for further discussion on the criteria assessed to determine whether a transfer of financial assets is a sale or a secured borrowing. If a transfer of loans qualifies as a sale, we derecognize the loan and recognize a gain or loss as the difference between the carrying basis of the loan sold and liabilities retained and the compensation received.

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

Accounting for Stock-Based Compensation

We recognize stock-based compensation cost in our consolidated statements of income using the fair value based method. Under this method we determine the fair value of the stock-based compensation at the time of the grant and recognize the resulting compensation expense over the grant’s vesting period. We record stock-based compensation expense net of estimated forfeitures and as such, only those stock-based awards that we expect to vest are recorded. We estimate the forfeiture rate based on historical forfeitures of equity awards and adjust the rate to reflect changes in facts and circumstances, if any. Ultimately, the total expense recognized over the vesting period will equal the fair value of awards that actually vest.

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

Other reorganization expenses include internal costs and third-party costs incurred in connection with our April 30, 2014 Spin-Off transaction.

During the second quarter of 2015, the Company launched an initiative to simplify and streamline its management structure following the Spin-Off of SLM BankCo to improve the operating efficiency and effectiveness of the organization. As part of the Company’s streamlining efforts, restructuring and other reorganization expenses of $29 million were recognized in 2015, primarily related to severance and other related costs.

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

Reclassifications

Certain reclassifications have been made to the balances as of and for the years ended December 31, 2015 and 2014, to be consistent with classifications adopted for 2016, which had no effect on net income, total assets or total liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

Revenue Recognition

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance supersedes current U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgements than the current revenue standards. The new guidance does not apply to revenue associated with financial instruments, including loans, that are accounted for under other U.S. GAAP. Accordingly, we do not expect the new revenue recognition guidance to have a material impact on our consolidated results of operations associated with our loan portfolios including net interest income.

We plan to adopt the new standard as of January 1, 2018, the effective date. The new standard permits the use of either the retrospective or cumulative effect transition method. Our implementation efforts to date include the identification of revenue and review of related contracts within the scope of the new standard. We have not yet identified nor do we anticipate material changes in the timing of revenue recognition. However, our review is ongoing as we continue to evaluate both contract revenue and certain contract costs.

Classification and Measurement

On January 5, 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which reconsiders the classification and measurement of financial instruments. The new standard requires certain equity instruments be measured at fair value, with fair value changes recognized in earnings. In addition, the standard requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. It will be effective for the Company as of January 1, 2018. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures, but expect it to be immaterial.

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

classifications on the statement of cash flows. The new standard also requires that all excess tax benefits and tax deficiencies that pertain to employee stock-based incentive payments be recognized within income tax expense in the consolidated statements of income, rather than as previously reported within additional paid-in capital. The new standard was adopted on January 1, 2017 and is expected to have an immaterial impact on our consolidated financial statements and footnote disclosures.

Allowance for Loan Losses

On June 16, 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses,” which requires measurement and recognition of an allowance for loan loss that estimates remaining expected credit losses for financial assets held at the reporting date. Our current allowance for loan loss is an incurred loss model. As a result, we expect the new guidance will result in an increase to our allowance for loan losses. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for the Company as of January 1, 2020, and will primarily impact the allowance for loan losses related to our Private Education Loans and FFELP Loans. Early adoption is permitted on January 1, 2019. This standard represents a significant departure from existing GAAP, and may result in material changes to the Company’s accounting for the allowance for loan losses. We are currently evaluating the impact of adopting this accounting standard on our consolidated financial statements and footnote disclosures.

Intra-Entity Transfer of Assets

On October 24, 2016, the FASB issued ASU No. 2016-16, “Income Taxes — Intra-Entity Transfer of Assets Other and Inventory,” which requires recognition of the income tax consequences of an intra-entity transfer of non-inventory assets when the transfer occurs. The new standard is effective for the Company as of January 1, 2018. We are currently assessing the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures, but expect it to be immaterial.

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

The estimated weighted average life of education loans in our portfolio was approximately 7 years at both December 31, 2016 and 2015. The following table reflects the distribution of our education loan portfolio by program.

	December 31, 2016		Year Ended December 31, 2016
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Education Loans, net(1)	$32,319	29%	$34,710	2.31%
FFELP Consolidation Loans, net	55,411	50	57,787	2.98
Private Education Loans, net	23,340	21	25,361	6.26

Total education loans, net	$111,070	100%	$117,858	3.49%

	December 31, 2015		Year Ended December 31, 2015
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Education Loans, net(1)	$36,854	30%	$38,932	2.05%
FFELP Consolidation Loans, net	59,548	48	61,489	2.80
Private Education Loans, net	26,394	22	28,803	6.10

Total education loans, net	$122,796	100%	$129,224	3.31%

(1)	Primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans.

As of December 31, 2016 and 2015, 83 percent and 80 percent, respectively, of our education loan portfolio was in repayment.

Loan Sales

In 2015, we sold $412 million of FFELP Loans for a $12 million gain and $178 million of low-interest rate Private Education Loans for a $21 million loss. There were no loan sales in 2016.

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

Allowance for Loan Losses Metrics

	Year Ended December 31, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$78	$1,471	$15	$1,564
Total provision	43	383	3	429
Charge-offs(1)	(54)	(513)	(3)	(570)
Reclassification of interest reserve(2)	—	10	—	10

Ending balance	$67	$1,351	$15	$1,433

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,190	$11	$1,201
Ending balance: collectively evaluated for impairment	$67	$161	$4	$232
Loans:
Ending balance: individually evaluated for impairment	$—	$11,165	$32	$11,197
Ending balance: collectively evaluated for impairment	$86,918	$13,983	$132	$101,033
Charge-offs as a percentage of average loans in repayment	.07%	2.20%	2.10%
Allowance coverage of charge-offs	1.2	2.6	7.0
Allowance as a percentage of the ending total loan balance	.08%	5.37%	9.35%
Allowance as a percentage of the ending loans in repayment	.09%	6.10%	9.35%
Ending total loans(3)	$86,918	$25,148	$164
Average loans in repayment	$72,714	$23,275	$104
Ending loans in repayment	$70,557	$22,150	$164

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Year Ended December 31, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$93	$1,916	$24	$2,033
Total provision	46	538	(3)	581
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	—	(330)
Net charge-offs remaining(2)	(61)	(659)	(6)	(726)

Total net charge-offs	(61)	(989)	(6)	(1,056)
Reclassification of interest reserve(3)	—	11	—	11
Loan sales	—	(5)	—	(5)

Ending balance	$78	$1,471	$15	$1,564

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,209	$12	$1,221
Ending balance: collectively evaluated for impairment	$78	$262	$3	$343
Loans:
Ending balance: individually evaluated for impairment(4)	$—	$10,965	$37	$11,002
Ending balance: collectively evaluated for impairment(4)	$95,393	$17,431	$49	$112,873
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	.08%	2.55%	6.17%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	—%	1.28%	—%
Allowance coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	1.3	2.2	2.5
Allowance as a percentage of the ending total loan balance	.08%	5.18%	17.28%
Allowance as a percentage of the ending loans in repayment	.11%	6.00%	17.28%
Ending total loans(4)	$95,393	$28,396	$86
Average loans in repayment	$75,925	$25,802	$97
Ending loans in repayment	$73,838	$24,502	$86

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

(4)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$119	$2,097	$28	$2,244
Total provision	59	588	—	647
Charge-offs(1)	(79)	(717)	(4)	(800)
Reclassification of interest reserve(2)	—	17	—	17
Distribution of SLM BankCo	(6)	(69)	—	(75)

Ending balance	$93	$1,916	$24	$2,033

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,132	$19	$1,151
Ending balance: collectively evaluated for impairment	$93	$784	$5	$882
Loans:
Ending balance: individually evaluated for impairment	$—	$10,609	$45	$10,654
Ending balance: collectively evaluated for impairment	$103,362	$21,697	$62	$125,121
Charge-offs as a percentage of average loans in repayment	.11%	2.51%	3.31%
Allowance coverage of charge-offs	1.2	2.7	6.1
Allowance as a percentage of the ending total loan balance	.09%	5.93%	22.23%
Allowance as a percentage of the ending loans in repayment	.12%	7.11%	22.23%
Ending total loans(3)	$103,362	$32,306	$107
Average loans in repayment	$72,811	$28,577	$117
Ending loans in repayment	$78,135	$26,949	$107

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

	Private Education Loans Credit Quality Indicators
	December 31, 2016		December 31, 2015
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$22,367	92%	$25,280	92%
Non-Traditional(1)	1,966	8	2,235	8

Total	$24,333	100%	$27,515	100%

Cosigners:
With cosigner	$15,610	64%	$17,738	64%
Without cosigner	8,723	36	9,777	36

Total	$24,333	100%	$27,515	100%

Seasoning(2):
1-12 payments	$1,340	5%	$1,776	7%
13-24 payments	1,271	5	1,977	7
25-36 payments	1,908	8	2,982	11
37-48 payments	2,723	11	3,787	14
More than 48 payments	15,698	65	14,953	54
Not yet in repayment	1,393	6	2,040	7

Total	$24,333	100%	$27,515	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was received.

(3)	Balance represents gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	December 31,
	2016		2015		2014
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,871		$8,257		$10,861
Loans in forbearance(2)	10,490		13,298		14,366
Loans in repayment and percentage of each status:
Loans current	61,977	87.8%	62,651	84.8%	65,221	83.5%
Loans delinquent 31-60 days(3)	2,820	4.0	3,285	4.5	3,942	5.0
Loans delinquent 61-90 days(3)	1,325	1.9	1,856	2.5	2,451	3.1
Loans delinquent greater than 90 days(3)	4,435	6.3	6,046	8.2	6,521	8.4

Total FFELP Loans in repayment	70,557	100%	73,838	100%	78,135	100%

Total FFELP Loans, gross	86,918		95,393		103,362
FFELP Loan unamortized premium	879		1,087		1,176

Total FFELP Loans	87,797		96,480		104,538
FFELP Loan allowance for losses	(67)		(78)		(93)

FFELP Loans, net	$87,730		$96,402		$104,445

Percentage of FFELP Loans in repayment		81.2%		77.4%		75.6%

Delinquencies as a percentage of FFELP Loans in repayment		12.2%		15.2%		16.5%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.9%		15.3%		15.5%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Traditional Private Education Loan Delinquencies
	December 31,
	2016		2015		2014
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,271		$1,859		$2,777
Loans in forbearance(2)	700		863		935
Loans in repayment and percentage of each status:
Loans current	19,020	93.3%	21,085	93.5%	23,012	92.7%
Loans delinquent 31-60 days(3)	444	2.2	491	2.2	624	2.5
Loans delinquent 61-90 days(3)	269	1.3	292	1.3	363	1.5
Loans delinquent greater than 90 days(3)	663	3.2	690	3.0	816	3.3

Total traditional loans in repayment	20,396	100%	22,558	100%	24,815	100%

Total traditional loans, gross	22,367		25,280		28,527
Traditional loans unamortized discount	(402)		(470)		(526)

Total traditional loans	21,965		24,810		28,001
Traditional loans receivable for partially charged-off loans	526		560		775
Traditional loans allowance for losses	(1,138)		(1,236)		(1,515)

Traditional loans, net	$21,353		$24,134		$27,261

Percentage of traditional loans in repayment		91.2%		89.2%		87.0%

Delinquencies as a percentage of traditional loans in repayment		6.7%		6.5%		7.3%

Loans in forbearance as a percentage of traditional loans in repayment and forbearance		3.3%		3.7%		3.6%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Non-Traditional Private Education Loan Delinquencies
	December 31,
	2016		2015		2014
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$122		$181		$276
Loans in forbearance(2)	90		110		124
Loans in repayment and percentage of each status:
Loans current	1,486	84.8%	1,646	84.7%	1,749	81.9%
Loans delinquent 31-60 days(3)	78	4.5	86	4.4	110	5.2
Loans delinquent 61-90 days(3)	52	2.9	56	2.9	73	3.4
Loans delinquent greater than 90 days(3)	138	7.8	156	8.0	202	9.5

Total non-traditional loans in repayment	1,754	100%	1,944	100%	2,134	100%

Total non-traditional loans, gross	1,966		2,235		2,534
Non-traditional loans unamortized discount	(55)		(61)		(68)

Total non-traditional loans	1,911		2,174		2,466
Non-traditional loans receivable for partially charged-off loans	289		321		470
Non-traditional loans allowance for losses	(213)		(235)		(401)

Non-traditional loans, net	$1,987		$2,260		$2,535

Percentage of non-traditional loans in repayment		89.2%		87.0%		84.2%

Delinquencies as a percentage of non-traditional loans in repayment		15.2%		15.3%		18.1%

Loans in forbearance as a percentage of non-traditional loans in repayment and forbearance		4.9%		5.4%		5.5%

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

The following table summarizes the activity in the receivable for partially charged-off loans.

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Receivable at beginning of period	$881	$1,245	$1,313
Expected future recoveries of current period defaults(1)	128	183	233
Recoveries(2)	(181)	(191)	(215)
Net adjustment resulting from the change in the charge-off rate(3)	—	(330)	—
Net charge-offs remaining(4)	(13)	(26)	(86)

Total net charge-offs(5)	(13)	(356)	(86)

Receivable at end of period	815	881	1,245
Allowance for estimated recovery shortfalls(6)	—	—	(385)

Net receivable at end of period	$815	$881	$860

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

In the second quarter of 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

(4)	Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected.

(5)	These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

(6)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $1.9 billion overall allowance for Private Education Loan losses as of December 31, 2014. This component of the allowance was removed in the second quarter of 2015 due to the increase in the charge-off rate discussed above.

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 61 percent and 56 percent of the loans granted forbearance have qualified as a TDR loan at December 31, 2016, and 2015, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of December 31, 2016 and 2015 was $2.6 billion and $2.5 billion, respectively.

At December 31, 2016 and 2015, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
December 31, 2016
Private Education Loans — Traditional	$9,386	$9,429	$1,003
Private Education Loans — Non-Traditional	1,373	1,376	187

Total	$10,759	$10,805	$1,190

December 31, 2015
Private Education Loans — Traditional	$9,134	$9,200	$995
Private Education Loans — Non-Traditional	1,441	1,442	214

Total	$10,575	$10,642	$1,209

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Years Ended December 31,
	2016		2015		2014
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$9,326	$560	$8,976	$539	$8,139	$497
Private Education Loans — Non-Traditional	1,409	107	1,461	114	1,456	116

Total	$10,735	$667	$10,437	$653	$9,595	$613

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	December 31,
	2016		2015		2014
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in deferment(1)	$579		$706		$825
Loans in forbearance(2)	588		694		745
Loans in repayment and percentage of each status:
Loans current	8,273	85.8%	7,887	85.3%	7,187	82.7%
Loans delinquent 31-60 days(3)	412	4.3	414	4.5	464	5.3
Loans delinquent 61-90 days(3)	267	2.8	263	2.9	299	3.4
Loans delinquent greater than 90 days(3)	686	7.1	678	7.3	746	8.6

Total TDR loans in repayment	9,638	100%	9,242	100%	8,696	100%

Total TDR loans, gross	$10,805		$10,642		$10,266

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

	Years Ended December 31,
	2016			2015			2014
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment- Default	Modified Loans(1)	Charge- Offs(2)	Payment- Default	Modified Loans(1)	Charge- Offs(2)	Payment- Default
Private Education Loans — Traditional	$1,079	$302	$226	$1,464	$351	$342	$1,858	$332	$449
Private Education Loans — Non-Traditional	90	80	39	140	108	61	206	107	100

Total	$1,169	$382	$265	$1,604	$459	$403	$2,064	$439	$549

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans.

	Accrued Interest Receivable As of December 31,
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
2016
Private Education Loans — Traditional	$344	$26	$23
Private Education Loans — Non-Traditional	47	7	7

Total	$391	$33	$30

2015
Private Education Loans — Traditional	$433	$27	$26
Private Education Loans — Non-Traditional	57	8	9

Total	$490	$35	$35

2014
Private Education Loans — Traditional	$542	$31	$29
Private Education Loans — Non-Traditional	70	10	11

Total	$612	$41	$40

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

Acquisition of Gila LLC

During February 2015, the Company acquired a 98 percent majority controlling interest in Gila LLC for approximately $185 million. Gila LLC is an asset recovery and business processing firm. The firm provides services to state governments, agencies, court systems and municipalities. The results of operations of Gila LLC have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Services segment. Navient has not disclosed the pro forma impact of this acquisition to the results of operations for the years ended December 31, 2016 and 2015, as the pro forma impact was deemed immaterial.

As of September 2015, the Company finalized its purchase price allocation for Gila LLC which resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of $97 million.

Identifiable intangible assets at the acquisition date included the Gila LLC trade name, initially classified as an indefinite life intangible asset, with an aggregate fair value of approximately $13 million as of the acquisition

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Business Combinations, Goodwill and Acquired Intangible Assets (Continued)

date. Definite life intangible assets with an estimated aggregate fair value of approximately $71 million as of the acquisition date consist primarily of customer relationships. These intangible assets will be amortized over 7 to 16 years depending on the estimated economic benefit derived from each of the underlying assets.

Acquisition of Xtend Healthcare

During October 2015, Navient acquired an 89 percent controlling interest in Xtend Healthcare for approximately $164 million. Xtend Healthcare is a health care revenue cycle management company that provides health insurance claims billing and account resolution, as well as patient billing and customer service. The results of operations of Xtend Healthcare have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Services segment. Navient has not disclosed the pro forma impact of this acquisition to the results of operations for the years ended December 31, 2016 and 2015, as the pro forma impact was deemed immaterial.

As of June 2016, the Company finalized its purchase price allocation for Xtend Healthcare which resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of $102 million.

Identifiable intangible assets at the acquisition date included definite life intangible assets with an estimated aggregate fair value of approximately $65 million primarily including customer relationships, developed technology, and the Xtend Healthcare trade name. These intangible assets will be amortized over a period of 10 to 15 years based on the estimated economic benefit derived from each of the underlying assets.

Goodwill

All acquisitions must be assigned to a reporting unit or units. A reporting unit is the same as, or one level below, an operating segment. We have four reportable segments: FFELP Loans, Private Education Loans, Business Services and Other. The following table summarizes our goodwill, accumulated impairments and net goodwill for our reporting units and reportable segments.

	As of December 31, 2016			As of December 31, 2015
(Dollars in millions)	Gross	Accumulated Impairments and Other Adjustments(1)	Net	Gross	Accumulated Impairments and Other Adjustments(1)	Net
FFELP Loans reportable segment	$194	$(4)	$190	$194	$(4)	$190
Private Education Loans reportable segment(1)	147	(41)	106	147	(41)	106
Business Services reportable segment:
Servicing	50	—	50	50	—	50
Asset Recovery — Contingency	136	(136)	0	136	(129)	7
Asset Recovery — Gila LLC	97	—	97	97	—	97
Asset Recovery — Xtend Healthcare	102	—	102	101	—	101

Total Business Services reportable segment	385	(136)	249	384	(129)	255

Total	$726	$(181)	$545	$725	$(174)	$551

(1)

In conjunction with our Separation from SLM BankCo in 2014, we removed $41 million of goodwill from our balance sheet as required under ASC 350, “Intangibles — Goodwill and Other.” This goodwill was allocated to the consumer banking business retained by SLM BankCo based on relative fair value.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Business Combinations, Goodwill and Acquired Intangible Assets (Continued)

Annual Goodwill Impairment Testing — October 1, 2016

We perform our goodwill impairment testing annually in the fourth quarter as of October 1. As part of the 2016 annual impairment testing, we retained a third-party appraisal firm to assist in the valuations required to perform Step 1 impairment testing of goodwill associated with our FFELP Loans, Private Education Loans and Servicing reporting units. The income approach was the primary approach used to estimate the fair value of these reporting units. No goodwill was deemed impaired in 2016 in conjunction with these reporting units.

The income approach measures the value of each reporting unit’s future economic benefit determined by its discounted cash flows derived from our projections plus an assumed terminal growth rate adjusted for what we believe a market participant would assume in an acquisition. These projections are generally five-year projections that reflect the anticipated cash flow fluctuations of the respective reporting units. If a component of a reporting unit is winding down or is assumed to wind down, the projections extend through the anticipated wind-down period and no residual value is ascribed.

Under our guidance, the third-party appraisal firm developed the discount rate for each reporting unit incorporating such factors as the risk free rate, a market rate of return, a measure of volatility (Beta) and a company-specific and capital markets risk premium, as appropriate, to adjust for volatility and uncertainty in the economy and to capture specific risk related to the respective reporting units. We considered whether an asset sale or an equity sale would be the most likely sale structure for each reporting unit and valued each reporting unit based on the more likely hypothetical scenario. The discount rates reflect market-based estimates of capital costs and are adjusted for our assessment of a market participant’s view with respect to execution, source concentration and other risks associated with the projected cash flows of individual reporting units. We reviewed and approved the discount rates provided by the third-party appraiser including the factors incorporated to develop the discount rates for each reporting unit.

We and the third-party appraisal firm also considered a market approach for each reporting unit. Market-based multiples for comparable publicly traded companies and similar transactions were evaluated as an indicator of the value of the reporting units to assess the reasonableness of the estimated fair value derived from the income approach. As of October 1, 2016 and December 31, 2016, our market capitalization was 20 percent and 28 percent higher than book equity, respectively,

The following table illustrates the carrying value of equity for our FFELP Loans, Private Education Loans and Servicing reporting units and the percentage by which the estimated fair value determined in conjunction with Step 1 impairment testing in the fourth quarter of 2016 exceeds the carrying value of equity.

(Dollars in millions)	Carrying Value of Equity	% of Fair Value in Excess of Carrying Value
FFELP Loans	$773	95%
Private Education Loans	2,380	14%
Servicing	71	1,263%

With respect to the Contingency, Gila and Xtend reporting units, we considered factors associated with Navient as a whole, such as market capitalization in excess of our book equity, our 2016 earnings, 2017 expectations and analyst’s expectations regarding our stock price. We also considered factors specific to the individual reporting units including but not limited to 2016 earnings, 2017 expectations, current customer base and revenue backlog as well as short and long term outlook. No goodwill was deemed impaired for the Gila and Xtend reporting units after assessing these relevant qualitative factors. With respect to the Contingency reporting

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Business Combinations, Goodwill and Acquired Intangible Assets (Continued)

unit, further assessment was warranted due primarily to revenue declines stemming from the wind-down nature of the Contingency reporting unit’s existing education loan asset recovery business. As a result, the Contingency reporting unit’s remaining goodwill of $7 million was impaired.

We acknowledge that a downturn in the economy coupled with liquidity constraints, and changes in legislation and the regulatory environment could adversely affect the operating results of our reporting units. If the forecasted performance of our reporting units is not achieved, or if our stock price declines resulting in deterioration in our total market capitalization, the fair value of one or more of the reporting units could be significantly reduced, and we may be required to record a charge, which could be material, for an impairment of goodwill associated with these reporting units.

Acquired Intangible Assets

Acquired intangible assets include the following:

	As of December 31, 2016			As of December 31, 2015
(Dollars in millions)	Cost Basis(1)	Accumulated Impairment and Amortization(1)	Net	Cost Basis(1)	Accumulated Impairment and Amortization(1)	Net
Customer, services and lending relationships	$292	$(219)	$73	$305	$(202)	$103
Favorable lease	1	—	1	1	—	1
Non-competes	2	(2)	—	2	(1)	1
Software and technology	101	(82)	19	91	(78)	13
Trade names and trademarks(2)	44	(13)	31	42	(6)	36

Total acquired intangible assets	$440	$(316)	$124	$441	$(287)	$154

(1)

Accumulated impairment and amortization includes impairment amounts only if the acquired intangible asset has been deemed partially impaired. When an acquired intangible asset is considered fully impaired and no longer in use, the cost basis and any accumulated amortization related to the asset is written off.

(2)	During 2016 we reclassified certain trade names from indefinite life to definite life intangible assets and began to amortize these assets over their expected benefit period.

We recorded amortization of acquired intangible assets from continuing operations totaling $29 million, $12 million and $9 million in 2016, 2015 and 2014, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be $23 million, $20 million, $17 million, $14 million and $51 million in 2017, 2018, 2019, 2020 and after 2020, respectively.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

The following table summarizes our borrowings.

	December 31, 2016			December 31, 2015
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$717	$13,029	$13,746	$1,120	$13,976	$15,096

Total unsecured borrowings	717	13,029	13,746	1,120	13,976	15,096
Secured borrowings:
FFELP Loan securitizations	—	73,522	73,522	—	77,764	77,764
Private Education Loan securitizations(1)	548	14,125	14,673	—	16,900	16,900
FFELP Loan — other facilities	—	12,443	12,443	—	16,276	16,276
Private Education Loan — other facilities	464	—	464	710	—	710
Other(2)	606	—	606	760	—	760

Total secured borrowings	1,618	100,090	101,708	1,470	110,940	112,410

Total before hedge accounting adjustments	2,335	113,119	115,454	2,590	124,916	127,506
Hedge accounting adjustments	(1)	(751)	(752)	(20)	(83)	(103)

Total	$2,334	$112,368	$114,702	$2,570	$124,833	$127,403

(1)

Includes $548 million and $0 of short-term debt related to the Private Education Loan asset-backed securitization repurchase facility (“Repurchase Facility”) as of December 31, 2016 and 2015, respectively. Includes $475 million and $546 million of long-term debt related to the Repurchase Facility as of December 31, 2016 and 2015, respectively.

(2)

“Other” primarily includes the obligation to return cash collateral held related to derivative exposures, which includes $193 million of securities re-pledged subject to an overnight repurchase transaction.

Short-term Borrowings

Short-term borrowings have a remaining term to maturity of one year or less. The following tables summarize outstanding short-term borrowings (secured and unsecured), the weighted average interest rates at the end of each period, and the related average balances and weighted average interest rates during the periods.

	December 31, 2016		Year Ended December 31, 2016
(Dollars in millions)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loan securitizations	$548	3.72%	$42	3.81%
FFELP Loan — other facilities	—	—	—	—
Private Education Loan — other facilities	464	2.02	389	1.83
Senior unsecured debt	716	4.22	1,032	5.01
Other interest-bearing liabilities	606	.96	629	.48

Total short-term borrowings	$2,334	2.82%	$2,092	3.03%

Maximum outstanding at any month end	$2,637

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

	December 31, 2015		Year Ended December 31, 2015
(Dollars in millions)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loan securitizations	$—	—%	$—	—%
FFELP Loan — other facilities	—	—	8	.28
Private Education Loan —other facilities	710	1.47	636	1.29
Senior unsecured debt	1,100	5.97	1,625	5.42
Other interest-bearing liabilities	760	.20	898	.13

Total short-term borrowings	$2,570	3.02%	$3,167	3.08%

Maximum outstanding at any month end	$4,710

Long-term Borrowings

The following tables summarize outstanding long-term borrowings, the weighted average interest rates at the end of the periods, and the related average balances during the periods.

	December 31, 2016		Year Ended December 31, 2016
		Weighted Average
(Dollars in millions)	Ending Balance(1)	Interest Rate(2)	Average Balance
Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2017-2083	$88,575	1.65%	$93,881
Non-U.S. dollar-denominated:
Interest bearing, due 2023-2041	7,265	.28	8,761

Total floating rate notes	95,840	1.54	102,642
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2018-2058	16,271	5.65	16,050
Non-U.S.-dollar denominated:
Interest bearing, due 2034-2035	257	2.82	281

Total fixed rate notes	16,528	5.60	16,331

Total long-term borrowings	$112,368	2.14%	$118,973

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

	December 31, 2015		Year Ended December 31, 2015
		Weighted Average
(Dollars in millions)	Ending Balance(1)	Interest Rate(2)	Average Balance
Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2017-2058	$98,926	1.13%	$103,037
Non-U.S. dollar-denominated:
Interest bearing, due 2023-2041	8,169	.47	8,601

Total floating rate notes	107,095	1.08	111,638
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2017-2047	17,488	5.52	17,252
Non-U.S.-dollar denominated:
Interest bearing, due 2034-2035	250	2.89	927

Total fixed rate notes	17,738	5.48	18,179

Total long-term borrowings	$124,833	1.71%	$129,817

(1)	Ending balance is expressed in U.S. dollars using the spot currency exchange rate. Includes fair value adjustments under hedge accounting for notes designated as the hedged item in a fair value hedge.

(2)	Weighted average interest rate is stated rate relative to currency denomination of debt.

As of December 31, 2016, the stated maturities of our long-term borrowings are shown in the following table.

	Stated Maturity
(Dollars in millions)	Senior Unsecured Debt	Secured Borrowings(1)	Total(2)
Year of Maturity
2017	$—	$14,221	$14,221
2018	2,047	10,747	12,794
2019	2,361	7,662	10,023
2020	2,036	9,010	11,046
2021	1,288	7,498	8,786
2022-2083	5,297	50,952	56,249

	13,029	100,090	113,119
Hedge accounting adjustments	450	(1,201)	(751)

Total	$13,479	$98,889	$112,368

(1)

We view our securitization trust debt as long-term based on the contractual maturity dates and have projected the expected principal paydowns based on our current estimates regarding the securitized loans’ prepayment speeds. The projected principal paydowns in year 2017 include $14.2 billion related to the securitization trust debt.

(2)

The aggregate principal amount of debt that matures in each period is $14.3 billion in 2017, $12.9 billion in 2018, $10.1 billion in 2019, $11.1 billion in 2020, $8.9 billion in 2021 and $56.8 billion in 2022-2083.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

Variable Interest Entities

We consolidate the following financing VIEs as of December 31, 2016 and 2015, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	December 31, 2016
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$73,522	$73,522	$74,197	$2,676	$778	$77,651
Private Education Loan securitizations(1)	548	14,125	14,673	19,815	455	260	20,530
FFELP Loan — other facilities	—	9,046	9,046	9,232	289	172	9,693
Private Education Loan — other facilities	464	—	464	685	10	14	709
Other	66	—	66	79	4	—	83

Total before hedge accounting adjustments	1,078	96,693	97,771	104,008	3,434	1,224	108,666
Hedge accounting adjustments	—	(1,201)	(1,201)	—	—	(1,235)	(1,235)

Total	$1,078	$95,492	$96,570	$104,008	$3,434	$(11)	$107,431

	December 31, 2015
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$77,764	$77,764	$78,358	$2,760	$682	$81,800
Private Education Loan securitizations	—	16,900	16,900	22,014	452	323	22,789
FFELP Loan — other facilities	—	12,676	12,676	13,158	324	168	13,650
Private Education Loan — other facilities	710	—	710	1,110	17	31	1,158

Total before hedge accounting adjustments	710	107,340	108,050	114,640	3,553	1,204	119,397
Hedge accounting adjustments	—	(830)	(830)	—	—	(911)	(911)

Total	$710	$106,510	$107,220	$114,640	$3,553	$293	$118,486

(1)

Includes $548 million of short-term debt, $475 million of long-term debt and $49 million of restricted cash related to the Repurchase Facility as of December 31, 2016. Includes $546 million of long-term debt and $41 million of restricted cash related to the Repurchase Facility as of December 31, 2015.

Securitizations

Private Education Loan ABS Repurchase Facilities

In fourth-quarter 2015, we closed on a $550 million Private Education Loan ABS Repurchase Facility that matures in December 2017, and in second-quarter 2016, we closed on a second $478 million Private Education

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

Loan ABS Repurchase Facility that matures in April 2018. Both repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. The lenders also have unsecured recourse to Navient Corporation as guarantor for any shortfall in amounts payable. Because these facilities are secured by the Residual Interests in previous securitizations, we show the debt and assets as part of Private Education Loan securitizations in the Secured Borrowings table above.

FFELP Loans — Other Secured Borrowing Facilities

We have various secured borrowing facilities that we use to finance our FFELP Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered FFELP Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from March 2018 to December 2020. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2016, there was approximately $12.4 billion outstanding under these facilities, with approximately $13.8 billion of assets securing these facilities. As of December 31, 2016, the maximum unused capacity under these facilities was $2.2 billion. As of December 31, 2016, we had $0.4 billion of unencumbered FFELP Loans.

On December 22, 2015, we received notice from the Federal Home Loan Bank of Des Moines (“FHLB”) that availability under their facility would be reduced from approximately $10.7 billion to approximately $5 billion from December 22, 2015 to October 31, 2016, and to approximately $3.6 billion thereafter. In addition, in January 2016 we were informed this facility will mature in the first quarter of 2021. Both of these actions were taken by the FHLB in relation to the publication in January 2016 of new rules by the Federal Home Finance Agency, the primary regulator of the FHLB, governing eligibility of, and borrowing capacity for, certain insurance companies who are existing members of the Federal Home Loan Bank system. As of December 31, 2016, the maximum capacity and the amount outstanding under this facility was $3.4 billion and we do not expect to borrow more than this amount in the future.

Private Education Loans — Other Secured Borrowing Facilities

In addition to the FFELP Loan — other facilities, liquidity may also be available from our Private Education Loan asset-backed commercial paper (“ABCP”) facility. This facility provides liquidity for Private Education Loan acquisitions and for the refinancing of loans presently on our balance sheet or in other short-term facilities. On June 27, 2016, this facility was renewed and extended from its original maturity date of June 30, 2016 to June 26, 2017. This facility’s maximum financing amount, which was originally $1 billion, is now $750 million. At December 31, 2016, the available capacity under this facility was $285 million. Borrowing under this facility will vary and is subject to the availability of qualifying collateral from unencumbered Private Education Loans.

Other Funding Sources

Senior Unsecured Debt

We issued $1.3 billion, $500 million and $1.9 billion of unsecured debt in 2016, 2015 and 2014, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

Debt Repurchases

The following table summarizes activity related to our senior unsecured debt and ABS repurchases. “Gains on debt repurchases” is shown net of hedging-related gains and losses.

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Debt principal repurchased	$1,467	$1,744	$548
Gains on debt repurchases	1	21	—

7.	Derivative Financial Instruments

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

Although we use derivatives to offset (or minimize) the risk of interest rate and foreign currency changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements related to Navient Corporation contracts generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral the counterparty has posted to us, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2016 and 2015, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $110 million and $85 million, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

Our on-balance sheet securitization trusts have $8.5 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2016. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly — rated counterparties. In addition, the trusts have entered into $10.2 billion notional of interest rates swaps which are primarily used to convert Prime received on securitized education loans to LIBOR paid on the bonds. Our securitization trusts with swaps have ISDA documentation with protections against counterparty risk. The collateral calculations contemplated in the ISDA documentation of our securitization trusts require collateral based on the fair value of the derivative which may be adjusted for additional collateral based on rating agency criteria requirements considered within the collateral agreement. The trusts are not required to post collateral to the counterparties. At December 31, 2016 and 2015, the net positive exposure on swaps in securitization trusts was $9 million and $8 million, respectively.

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

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at December 31, 2016 and 2015, and their impact on other comprehensive income and earnings for 2016, 2015 and 2014.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Dec. 31, 2016	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2015
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$78	$—	$465	$694	$22	$32	$565	$726
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	2	—	—	—	2

Total derivative assets(2)		78	—	465	696	22	32	565	728
Derivative Liabilities:
Interest rate swaps	Interest rate	(76)	(89)	(62)	(3)	(70)	(68)	(208)	(160)
Floor Income Contracts	Interest rate	—	—	—	—	(184)	(365)	(184)	(365)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(1,243)	(926)	(53)	(62)	(1,296)	(988)
Other(3)	Interest rate	—	—	—	—	(13)	(2)	(13)	(2)

Total derivative liabilities(2)		(76)	(89)	(1,305)	(929)	(320)	(497)	(1,701)	(1,515)

Net total derivatives		$2	$(89)	$(840)	$(233)	$(298)	$(465)	$(1,136)	$(787)

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

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Gross position	$565	$728	$(1,701)	$(1,515)
Impact of master netting agreements	(31)	(50)	31	50

Derivative values with impact of master netting agreements (as carried on balance sheet)	534	678	(1,670)	(1,465)
Cash collateral (held) pledged	(345)	(759)	319	466

Net position, as presented on the balance sheet	$189	$(81)	$(1,351)	$(999)

(3)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

The above fair values include adjustments for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at December 31, 2016 and 2015 by $0 and $1 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at December 31, 2016 and 2015 by $31 million and $31 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Dec. 31, 2016	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2015
Notional Values:
Interest rate swaps	$15.2	$9.5	$11.8	$12.6	$23.8	$33.8	$50.8	$55.9
Floor Income Contracts	—	—	—	—	18.5	35.1	18.5	35.1
Cross-currency interest rate swaps	—	—	8.5	9.1	.3	.3	8.8	9.4
Other(1)	—	—	—	—	2.6	3.2	2.6	3.2

Total derivatives	$15.2	$9.5	$20.3	$21.7	$45.2	$72.4	$80.7	$103.6

(1)	“Other” includes embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Income

	Years Ended December 31,
	Unrealized Gain (Loss) on Derivatives(1)(2)			Realized Gain (Loss) on Derivatives(3)			Unrealized Gain (Loss) on Hedged Item(1)			Total Gain (Loss)
(Dollars in millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Fair Value Hedges:
Interest rate swaps	$(288)	$(115)	$213	$259	$345	$389	$302	$140	$(185)	$273	$370	$417
Cross-currency interest rate swaps	(319)	(794)	(1,159)	(86)	(7)	52	350	921	1,264	(55)	120	157

Total fair value derivatives	(607)	(909)	(946)	173	338	441	652	1,061	1,079	218	490	574
Cash Flow Hedges:
Interest rate swaps	—	—	—	(50)	—	(3)	—	—	—	(50)	—	(3)

Total cash flow derivatives	—	—	—	(50)	—	(3)	—	—	—	(50)	—	(3)
Trading:
Interest rate swaps	(13)	61	54	42	42	46	—	—	—	29	103	100
Floor Income Contracts	297	557	633	(246)	(650)	(699)	—	—	—	51	(93)	(66)
Cross-currency interest rate swaps	9	2	(33)	(4)	(4)	(2)	—	—	—	5	(2)	(35)
Other	(10)	9	9	(3)	(3)	(2)	—	—	—	(13)	6	7

Total trading derivatives	283	629	663	(211)	(615)	(657)	—	—	—	72	14	6

Total	(324)	(280)	(283)	(88)	(277)	(219)	652	1,061	1,079	240	504	577
Less: realized gains (losses) recorded in interest expense	—	—	—	123	338	438	—	—	—	123	338	438

Gains (losses) on derivative and hedging activities, net	$(324)	$(280)	$(283)	$(211)	$(615)	$(657)	$652	$1,061	$1,079	$117	$166	$139

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Total gains (losses) on cash flow hedges	$26	$(59)	$(7)
Realized (gains) losses recognized in interest expense(1)(2)(3)	31	(1)	2

Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$57	$(60)	$(5)

(1)	Amounts included in “Realized gain (loss) on derivatives” in the “Impact of Derivatives on Consolidated Statements of Income” table above.

(2)	Includes net settlement income/expense.

(3)	We expect to reclassify $1 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to amortization of terminated hedge relationships.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties.

(Dollars in millions)	December 31, 2016	December 31, 2015
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$345	$759
Securities at fair value — corporate derivatives (not recorded in financial statements)(2)	193	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(3)	230	301

Total collateral held	$768	$1,060

Derivative asset at fair value including accrued interest	$689	$896

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$319	$466

Total collateral pledged	$319	$466

Derivative liability at fair value including accrued interest and premium receivable	$1,670	$1,395

(1)	At December 31, 2016 and 2015, $0 and $2 million, respectively, were held in restricted cash accounts.

(2)	The Company has the ability to sell or re-pledge securities it holds as collateral.

(3)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $408 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	December 31, 2016	December 31, 2015
Accrued interest receivable, net	$1,663	$1,637
Income tax asset, net current and deferred	725	945
Derivatives at fair value	534	678
Benefit and insurance-related investments	488	491
Fixed assets, net	160	162
Other loans, net	148	70
Accounts receivable	95	329
Other	380	400

Total	$4,193	$4,712

9.	Stockholders’ Equity

Common Stock

Our shareholders have authorized the issuance of 1.125 billion shares of common stock. The par value of Navient common stock is $0.01 per share. At December 31, 2016, 291 million shares were issued and outstanding and 23 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in “Note 11 — Stock-Based Compensation Plans and Arrangements.”

In April 2014, in connection with the Spin-Off, SLM Corporation retired 127 million shares of common stock held in treasury. This retirement decreased the balance in treasury stock by $2.3 billion, with corresponding decreases of $25 million in common stock and $2.3 billion in additional paid-in capital. There was no impact to total equity from this retirement.

Dividend and Share Repurchase Program

In 2016, we paid full-year common stock dividends of $0.64 per share, compared with $0.64 in 2015 and $0.60 in 2014.

In 2014, we repurchased 30.4 million shares of common stock for $600 million (8.3 million shares for $200 million pre-Spin-Off, and 22.1 million shares for $400 million post-Spin-Off).

In 2015, we repurchased 56.0 million shares of common stock for $945 million.

In 2016, we repurchased 59.6 million shares of common stock for $755 million, fully utilizing our share repurchase programs. In December 2016, our board of directors authorized a new $600 million share repurchase program effective January 1, 2017.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Stockholders’ Equity (Continued)

The following table summarizes our common share repurchases and issuances.

	Years Ended December 31,
	2016	2015	2014
Common stock repurchased(1)	59,625,325	56,043,711	30,432,689
Average purchase price per share	$12.68	$16.87	$19.72
Shares repurchased related to employee stock-based compensation plans(2)	3,197,355	2,404,328	4,171,342
Average purchase price per share	$13.21	$19.81	$20.91
Common shares issued(3)	5,476,010	4,924,021	7,389,962

(1)	Common shares purchased under our share repurchase program.

(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 31, 2016 was $16.43.

10.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Years Ended December 31,
(In millions, except per share data)	2016	2015	2014
Numerator:
Net income attributable to Navient Corporation	$681	$984	$1,137
Preferred stock dividends	—	—	6

Net income attributable to Navient Corporation common stock	$681	$984	$1,131

Denominator:
Weighted average shares used to compute basic EPS	316	376	417
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(1)	6	6	8

Dilutive potential common shares(2)	6	6	8

Weighted average shares used to compute diluted EPS	322	382	425

Basic earnings per common share attributable to Navient Corporation	$2.15	$2.62	$2.71

Diluted earnings per common share attributable to Navient Corporation	$2.12	$2.58	$2.66

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)

For the years ended December 31, 2016, 2015 and 2014, stock options covering approximately 4 million, 6 million and 3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock-Based Compensation Plans and Arrangements

In connection with the Spin-Off, SLM BankCo assumed the equity incentive plans of SLM Corporation and outstanding awards granted thereunder, as well as the ESPP of SLM Corporation. Following the Spin-Off, Navient established a new equity incentive plan and a new ESPP with respect to its common stock. In order to maintain the intrinsic value of outstanding equity awards prior to the distribution, certain adjustments to the exercise price and number of awards were made. In general, holders of awards granted prior to 2014 received both adjusted SLM BankCo and new Navient equity awards, and holders of awards granted in 2014 received solely equity awards of their post-distribution employer. Outstanding stock options, restricted stock, restricted stock units and dividend equivalent units were adjusted into equity in the new companies by a specific conversion ratio per company, which was based upon the volume weighted average prices for each company leading up to the time of the separation, to keep the intrinsic value of the equity awards constant. These adjustments were accounted for as modifications to the original awards. In general, the SLM BankCo and Navient awards are subject to substantially the same terms and conditions as the original SLM Corporation awards. A comparison of the fair value of the modified awards with the fair value of the original awards immediately before the modification resulted in an immaterial amount of incremental compensation expense which was recorded immediately.

We have one active stock-based incentive plan that provides for grants of equity awards to our employees and non-employee directors in various forms including stock options, restricted stock awards, restricted stock units and performance stock units. We also maintain an ESPP. Shares issued under these plans may be either shares reacquired by us or shares that are authorized but unissued. Our Navient Corporation 2014 Omnibus Incentive Plan was effective on April 7, 2014 and 45 million shares are authorized to be issued from this plan as of December 31, 2016. Our Navient Corporation ESPP was effective on May 1, 2014 and 1 million shares are authorized to be issued from this plan as of December 31, 2016.

For most awards, expense generally is recognized ratably over the vesting period net of estimated forfeitures, unless the employee meets certain retirement eligibility criteria. For employee awards that meet retirement eligibility criteria, we record the expense generally upon grant and for employees that become retirement eligible during the vesting period, we recognize expense from the grant date to the date on which the employee becomes retirement eligible. The total stock-based compensation cost recognized in 2016, 2015 and 2014 was $26 million, $29 million and $39 million, respectively. As of December 31, 2016, there was $18 million of total unrecognized compensation expense related to unvested stock awards, which is expected to be recognized over a weighted average period of 1.7 years.

Stock Options

The exercise price of stock options equals the fair market value of our common stock on the date of grant. The maximum contractual term for stock options is 5 years for grants made since 2012, and 10 years for grants made prior to 2012. Most stock options are time-vested, with one-third vesting per year beginning with the first anniversary of the grant date.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock-Based Compensation Plans and Arrangements (Continued)

The fair values of the options granted in the years ended December 31, 2016, 2015 and 2014 were estimated as of the grant date using a Black-Scholes option pricing model with the following weighted average assumptions (information for the 2014 period prior to the Spin-Off is based on stock option awards for SLM Corporation common stock):

	Years Ended December 31,
	2016	2015	2014 Post-Spin-Off	2014 Pre-Spin-Off
Expected life of the option	3.0 years	2.9 years	2.9 years	2.9 years
Expected volatility	30%	22%	27%	26%
Risk-free interest rate	.90%	.95%	.81%	.76%
Expected dividend rate	6.97%	2.99%	3.53%	2.48%
Weighted average fair value of options granted	$1.01	$2.22	$2.29	$3.48

The expected life is based in general on observed historical exercise patterns of SLM Corporation’s employees pre-Spin-Off (excluding employees who transitioned to SLM Bank) and Navient’s employees post-Spin-Off. The expected volatility is based in general on implied volatility from publicly-traded options on our stock at the grant date and historical volatility of both our stock and our peer group consistent with the expected life of the option. The risk-free interest rate is based on the U.S. Treasury spot rate at the grant date consistent with the expected life of the option. The dividend yield is based on the projected annual dividend payment per share based on the dividend amount at the grant date, divided by the stock price at the grant date.

The following table summarizes Navient’s stock option activity in 2016.

(Dollars in millions, except per share data)	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2015	15,761,488	$14.56
Granted	3,837,609	9.18
Exercised(2)	(2,988,087)	10.17
Canceled	(1,699,006)	28.63

Outstanding at December 31, 2016(3)	14,912,004	12.45	2.5 yrs.	$76

Exercisable at December 31, 2016	9,228,819	$12.27	1.8 yrs.	$48

(1)

The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2016 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2016.

(2)

The total intrinsic value of SLM Corporation stock options exercised during periods prior to the Spin-Off was $23 million for 2014. The total intrinsic value of Navient stock options exercised subsequent to the Spin-Off was $13 million, $19 million and $23 million for 2016, 2015 and 2014, respectively.

(3)	As of December 31, 2016, there was $1 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock

Restricted stock awards generally are granted to non-employee directors and generally vest upon the director’s election to the board. Outstanding restricted stock is entitled to dividend equivalent units that vest subject to the same vesting requirements or lapse of transfer restrictions, as applicable, as the underlying restricted stock award. The fair value of restricted stock awards is based on our stock price at the grant date.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock-Based Compensation Plans and Arrangements (Continued)

The following table summarizes Navient’s restricted stock activity in 2016.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	—	$—
Granted	87,144	9.18
Vested(1)	(76,251)	9.18
Canceled	(10,893)	9.18

Non-vested at December 31, 2016(2)	—	$—

(1)

The total fair value of SLM Corporation shares that vested during periods prior to the Spin-Off was $1 million for 2014. The total fair value of Navient shares that vested subsequent to the Spin-Off was $1 million, $1 million and $1 million for 2016, 2015 and 2014, respectively.

(2)	As of December 31, 2016, there was no unrecognized compensation cost related to restricted stock.

Restricted Stock Units and Performance Stock Units

Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are equity awards granted to employees that entitle the holder to shares of our common stock when the award vests. RSUs generally are time-vested, with one-third vesting per year beginning with the first anniversary of the grant date, while PSUs vest based on achieving certain corporate performance goals over a three-year performance period. Outstanding RSUs and PSUs are entitled to dividend equivalent units that vest subject to the same vesting requirements or lapse of transfer restrictions, as applicable, as the underlying award. The fair value of RSUs and PSUs is based on our stock price at the grant date.

The following table summarizes Navient’s RSU and PSU activity in 2016.

	Number of RSUs/ PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	3,672,229	$16.15
Granted	2,864,435	9.23
Vested and converted to common stock(1)	(2,109,162)	14.30
Canceled	(55,126)	12.11

Outstanding at December 31, 2016(2)	4,372,376	$12.56

(1)

The total fair value of SLM Corporation RSUs and PSUs that vested and converted to common stock during periods prior to the Spin-Off was $35 million for 2014. The total fair value of Navient RSUs and PSUs that vested and converted to common stock subsequent to the Spin-Off was $30 million, $29 million and $1 million for 2016, 2015 and 2014, respectively.

(2)	As of December 31, 2016, there was $16 million of unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted average period of 1.7 years.

12.	Fair Value Measurements

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

When determining the fair value of derivatives, we take into account counterparty credit risk for positions where there is exposure to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty, including spreads from credit default swaps. When the counterparty has exposure to us under derivatives with us, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our credit risk. While trusts that contain derivatives are not required to post collateral, when the counterparty is exposed to the trust the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. The net credit risk adjustment (adjustments for our exposure to counterparties net of adjustments for the counterparties’ exposure to us) did not decrease the valuations at December 31, 2016.

Inputs specific to each class of derivatives disclosed in the table below are as follows:

•

Interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives that swap fixed interest payments for LIBOR interest payments (or vice versa) and derivatives swapping quarterly reset LIBOR for daily reset LIBOR or one-month LIBOR were valued using the LIBOR swap yield curve which is an observable input from an active market. These derivatives are level 2 fair value estimates in the hierarchy. Other derivatives swapping LIBOR interest payments for another variable interest payment (primarily Prime) or swapping interest payments based on the Consumer Price Index for LIBOR interest payments are valued using the LIBOR swap yield curve and observable market spreads for the specified index. The markets for these swaps are generally illiquid as indicated by a wide bid/ask spread. The adjustment made for liquidity decreased the valuations by $31 million at December 31, 2016. These derivatives are level 3 fair value estimates.

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

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During 2016 and 2015, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	December 31, 2016				December 31, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$1	$—	$1	$—	$1	$—	$1
Other	—	2	—	2	—	4	—	4

Total available-for-sale investments	—	3	—	3	—	5	—	5
Derivative instruments:(1)
Interest rate swaps	—	553	12	565	—	709	17	726
Cross-currency interest rate swaps	—	—	—	—	—	—	2	2
Other	—	—	—	—	—	—	—	—

Total derivative assets(2)	—	553	12	565	—	709	19	728

Total	$—	$556	$12	$568	$—	$714	$19	$733

Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$(150)	$(58)	$(208)	$—	$(99)	$(61)	$(160)
Floor Income Contracts	—	(184)	—	(184)	—	(365)	—	(365)
Cross-currency interest rate swaps	—	(53)	(1,243)	(1,296)	—	(83)	(905)	(988)
Other	—	—	(13)	(13)	—	—	(2)	(2)

Total derivative liabilities(2)	—	(387)	(1,314)	(1,701)	—	(547)	(968)	(1,515)

Total	$—	$(387)	$(1,314)	$(1,701)	$—	$(547)	$(968)	$(1,515)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

(2)	See “Note 7 — Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.

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

	Year Ended December 31, 2016
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(44)	$(903)	$(2)	$(949)
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	3	(428)	(14)	(439)
Included in other comprehensive income	—	—	—	—
Settlements	3	88	3	94
Transfers in and/or out of level 3(2)	(8)	—	—	(8)

Balance, end of period	$(46)	$(1,243)	$(13)	$(1,302)

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(3)	$7	$(340)	$(11)	$(344)

	Year Ended December 31, 2015
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(88)	$(117)	$(11)	$(216)
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	39	(796)	6	(751)
Included in other comprehensive income	—	—	—	—
Settlements	5	10	3	18
Transfers in and/or out of level 3	—	—	—	—

Balance, end of period	$(44)	$(903)	$(2)	$(949)

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(3)	$37	$(783)	$9	$(737)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Fair Value Measurements (Continued)

	Year Ended December 31, 2014
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(87)	$1,007	$(21)	$899
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	1	(1,081)	8	(1,072)
Included in other comprehensive income	—	—	—	—
Settlements	(2)	(43)	2	(43)
Transfers in and/or out of level 3	—	—	—	—

Balance, end of period	$(88)	$(117)	$(11)	$(216)

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(3)	$—	$(1,225)	$10	$(1,215)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Gains (losses) on derivative and hedging activities, net	$(351)	$(741)	$(1,116)
Interest expense	(88)	(10)	44

Total	$(439)	$(751)	$(1,072)

(2)	Consumer Price Index/LIBOR basis swaps were transferred from level 3 to level 2 as of the beginning of the fourth quarter of 2016 due to the conclusion that these swaps now trade in an active market.

(3)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at December 31, 2016	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Prime/LIBOR basis swaps	$(46)	Discounted cash flow	Constant Prepayment Rate	4.9%
			Bid/ask adjustment to discount rate	.05% — .05% (.05%)

Cross-currency interest rate swaps	(1,243)	Discounted cash flow	Constant Prepayment Rate	3.3%
Other	(13)

Total	$(1,302)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2016			December 31, 2015
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$86,626	$87,730	$(1,104)	$94,281	$96,402	$(2,121)
Private Education Loans	23,191	23,340	(149)	25,772	26,394	(622)
Cash and investments(1)	5,203	5,203	—	5,833	5,833	—

Total earning assets	115,020	116,273	(1,253)	125,886	128,629	(2,743)

Interest-bearing liabilities
Short-term borrowings	2,346	2,334	(12)	2,569	2,570	1
Long-term borrowings	109,826	112,368	2,542	118,471	124,833	6,362

Total interest-bearing liabilities	112,172	114,702	2,530	121,040	127,403	6,363

Derivative financial instruments
Floor Income Contracts	(184)	(184)	—	(365)	(365)	—
Interest rate swaps	357	357	—	566	566	—
Cross-currency interest rate swaps	(1,296)	(1,296)	—	(986)	(986)	—
Other	(13)	(13)	—	(2)	(2)	—

Excess of net asset fair value over carrying value			$1,277			$3,620

(1)

“Cash and investments” includes available-for-sale investments whose cost basis is $3 million and $4 million at December 31, 2016 and 2015, respectively, versus a fair value of $3 million and $5 million at December 31, 2016 and 2015, respectively.

13.	Commitments, Contingencies and Guarantees

Legal Proceedings

The Company has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws. One of these putative class action suits is Randy Johnson v. Navient Solutions, Inc. On May 4, 2015, Randy Johnson filed a putative class action in the United States District Court for the Southern District of Indiana alleging violations of the Telephone Consumer Protection Act (“TCPA”). During the fourth quarter of 2016, the parties entered into a settlement agreement and on December 23, 2016, filed a Motion to Approve the Class Action Settlement with the Court. The Court preliminarily approved the settlement on January 26, 2017. We have denied all claims asserted against the Company, but agreed to settle the case to avoid the burden, expense, risk and uncertainty of continued litigation. A reserve has been established for this matter as of December 31, 2016.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Commitments, Contingencies and Guarantees (Continued)

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington (collectively the “Attorneys General”) initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the Consumer Financial Protection Act of 2010, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various State consumer protection laws. For additional information on these civil actions, please refer to section entitled “Regulatory Matters” below.

Regulatory Matters

On May 2, 2014, Navient Solutions, Inc., now known as Navient Solutions, LLC (“Solutions”), a wholly-owned subsidiary of Navient, and Sallie Mae Bank entered into consent orders, without admitting any wrongdoing, with the Federal Deposit Insurance Corporation (the “FDIC”) (respectively, the “Solutions Order” and the “Bank Order”; collectively, the “FDIC Orders”) to settle matters related to certain cited violations of Section 5 of the Federal Trade Commission Act, including the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (the “SCRA”). The FDIC Orders, which became effective upon the signing of the consent order with the United States Department of Justice (the “DOJ”) by Solutions and SLM BankCo on May 13, 2014, required Solutions to pay $3.3 million in civil monetary penalties. Solutions paid its civil monetary penalties. In addition, the FDIC Orders required the establishment of a restitution reserve account totaling $30 million to provide restitution with respect to loans owned or originated by Sallie Mae Bank, from November 28, 2005 until the effective date of the FDIC Orders. Pursuant to the Separation and Distribution Agreement among SLM Corporation, SLM BankCo and Navient dated as of April 28, 2014 (the “Separation Agreement”), Navient funded the restitution reserve account in May 2014. While the FDIC issued its final exam report in December 2016, we are unable at this point in time to predict the timing of when the FDIC will lift the consent order.

The Solutions Order also required Solutions to ensure proper servicing for service members and proper application of SCRA benefits under a revised and broader definition of eligibility than previously required by the statute and regulatory guidance and to make changes to billing statements and late fee practices. These changes to billing statements and late fee practices have already been implemented. Solutions also decided to voluntarily make restitution of certain late fees to all other customers whose loans were neither owned nor originated by Sallie Mae Bank. They were calculated in the same manner as that which was required under the FDIC Orders and are estimated to be $42 million. The process to refund these fees as well as distribute amounts from the restitution fund is complete.

With respect to alleged civil violations of the SCRA, Solutions and Sallie Mae Bank entered into a consent order with the DOJ in May 2014. The DOJ consent order (the “DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by Solutions from November 28, 2005 until the effective date of the settlement. The DOJ Order required Solutions to fund a $60 million settlement fund, which represents the total amount of compensation due to service members under the DOJ agreement, and to pay $55,000 in civil penalties. The DOJ Order was approved by the United States District Court in Delaware on September 29, 2014 and has a term of four years. Shortly thereafter, Navient funded the settlement fund and paid the civil money penalties pursuant to the terms of the order. The funds were disbursed beginning in the second quarter of 2015. In the third quarter of 2016, the Company completed the distributions from the fund by distributing the remaining funds to charities approved by the DOJ.

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of December 31, 2016, substantially all of this amount had been paid or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until all of the work under the various consent orders has been completed and the consent orders are lifted.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Commitments, Contingencies and Guarantees (Continued)

As previously disclosed, the Company and various of its subsidiaries have been subject to the following investigations and inquiries:

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

•

In April 2014, Solutions received a CID from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees and other matters. Navient has received a series of supplemental CIDs on these matters. On August 19, 2015, Solutions received a letter from the CFPB notifying Solutions that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against Solutions. The NORA letter relates to a previously disclosed investigation into Solutions’ disclosures and assessment of late fees and other matters and states that, in connection with any action, the CFPB may seek restitution, civil monetary penalties and corrective action against Solutions. The Company responded to the NORA letter on September 10, 2015.

•

In November 2014, Navient’s subsidiary, Pioneer Credit Recovery, Inc. (“Pioneer”), received a CID from the CFPB as part of the CFPB’s investigation regarding Pioneer’s activities relating to rehabilitation loans and collection of defaulted student debt. The CFPB has informed the Company that they have combined this matter with the aforementioned servicing matter.

•

In December 2014, Solutions received a subpoena from the New York Department of Financial Services (the “NY DFS”) as part of the NY DFS’s inquiry with regard to whether persons or entities have engaged in fraud or misconduct with respect to a financial product or service under New York Financial Services Law or other laws.

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington (collectively the “Attorneys General”) initiated civil actions naming Navient Corporation (the “Company”) and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the Consumer Financial Protection Act of 2010, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. These civil actions are related to the aforementioned CIDs and the NORA letter that were previously issued by the CFPB and the Attorneys General. In addition to these matters, a number of lawsuits have been or may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the Attorneys General. As the Company has previously stated, we believe the suit improperly seeks to impose penalties on Navient based on new servicing standards applied retroactively and applied only against one servicer and that the allegations are false. We intend to vigorously defend against the allegations. At this point in time, the Company is unable to anticipate the timing of a resolution or the ultimate impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

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

Under the terms of the Separation Agreement, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above, other than fines or penalties directly levied against Sallie Mae Bank and other matters specifically excluded, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient has no additional reserves related to indemnification matters with SLM BankCo as of December 31, 2016.

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

Based on current knowledge, reserves have been established for certain litigation or regulatory matters where the loss is both probable and estimable. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our consolidated financial position, liquidity, results of operations or cash flows, except as otherwise disclosed.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.8	2.6	2.0
Other, net	(.3)	.1	.5

Effective tax rate	38.5%	37.7%	37.5%

The effective tax rate varies from the statutory U.S. federal rate of 35 percent primarily due to the impact of state taxes, net of federal benefit.

Income tax expense consists of:

	December 31,
(Dollars in millions)	2016	2015	2014
Current provision/(benefit):
Federal	$246	$136	$440
State	47	22	41
Foreign	1	—	—

Total current provision/(benefit)	294	158	481
Deferred provision/(benefit):
Federal	115	398	186
State	18	41	14
Foreign	—	—	—

Total deferred provision/(benefit)	133	439	200

Provision for income tax expense/(benefit)	$427	$597	$681

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
(Dollars in millions)	2016	2015
Deferred tax assets:
Loan reserves	$581	$648
Education loan premiums and discounts, net	74	95
Market value adjustments on education loans, investments and derivatives	65	126
Deferred revenue	37	46
Accrued expenses not currently deductible	33	24
Stock-based compensation plans	32	43
Unrealized derivative and investment gains and losses, net	—	30
Other	45	29

Total deferred tax assets	867	1,041

Deferred tax liabilities:
Original issue discount on borrowings	27	23
Other	38	46

Total deferred tax liabilities	65	69

Net deferred tax assets	$802	$972

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Income Taxes (Continued)

Included in other deferred tax assets is a valuation allowance of $7 million and $7 million as of December 31, 2016 and 2015, respectively, against a portion of the Company’s federal and state deferred tax assets. The valuation allowance is primarily attributable to deferred tax assets for state net operating loss carryforwards that management believes it is more likely than not will expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e. capital or ordinary) during the period in which the temporary differences become deductible. Management considers, among other things, the economic slowdown, the scheduled reversals of deferred tax liabilities, and the history of positive taxable income available for net operating loss carrybacks in evaluating the realizability of the deferred tax assets.

As of December 31, 2016, we have apportioned state net operating loss carryforwards of $204 million which begin to expire in 2022.

Accounting for Uncertainty in Income Taxes

The following table summarizes changes in unrecognized tax benefits:

	December 31,
(Dollars in millions)	2016	2015	2014
Unrecognized tax benefits at beginning of year	$56.3	$51.9	$56.0
Increases resulting from tax positions taken during a prior period	19.9	1.6	1.0
Decreases resulting from tax positions taken during a prior period	(5.6)	(1.8)	(12.4)
Increases resulting from tax positions taken during the current period	4.4	6.9	8.4
Decreases related to settlements with taxing authorities	(.1)	—	(.6)
Increases related to settlements with taxing authorities	—	—	—
Reductions related to the lapse of statute of limitations	(1.9)	(2.3)	(.5)

Unrecognized tax benefits at end of year	$73.0	$56.3	$51.9

As of December 31, 2016, the gross unrecognized tax benefits are $73.0 million. Included in the $73.0 million are $45.5 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

The Company or one of its subsidiaries files income tax returns at the U.S. federal level, in most U.S. states, and various foreign jurisdictions. All periods prior to 2013 are closed for federal examination purposes. Various combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years). We do not expect the resolution of open audits to have a material impact on our unrecognized tax benefits.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

the repurchase of debt, the financial results of our corporate liquidity portfolio, unallocated overhead and regulatory-related costs within the Other reportable segment. The management reporting process measures the performance of our operating segments based on our management structure, as well as the methodology we used to evaluate performance and allocate resources. Management, including our chief operating decision makers, evaluates the performance of our operating segments based on their profitability. As discussed further below, we measure the profitability of our operating segments based on “Core Earnings.” Accordingly, information regarding our reportable segments is provided based on a “Core Earnings” basis.

FFELP Loans Segment

In the FFELP Loans segment, we acquire and finance FFELP Loans. Although FFELP Loans are no longer originated, we continue to pursue acquisitions of FFELP Loan portfolios. These acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the FFELP Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow as the portfolio amortizes.

We are currently the largest holder of FFELP Loans. Navient’s portfolio of FFELP Loans as of December 31, 2016 was $87.7 billion and we anticipate that this FFELP Loan portfolio will have an amortization period in excess of 20 years and a 7-year remaining weighted average life. Navient’s goal is to maximize and optimize the timing of the cash flows generated by its FFELP Loan portfolio. Navient also seeks to acquire FFELP Loan portfolios from third parties to add net interest income and servicing revenue. During the year ended December 31, 2016, Navient acquired $3.5 billion of FFELP Loans. FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guaranty agreements generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest for loans disbursed. For more discussion of the FFELP and related credit support mechanisms, see Appendix A “Description of Federal Family Education Loan Program.”

As a result of the long-term funding strategy used for our FFELP Loan portfolio and the insurance and guarantees provided on these loans, the portfolio generates consistent and predictable cash flows. As of December 31, 2016, approximately 81 percent of the FFELP Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

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

The following table includes asset information for our FFELP Loans segment.

	December 31,
(Dollars in millions)	2016	2015
FFELP Loans, net	$87,730	$96,402
Cash and investments(1)	3,212	3,572
Other	1,907	2,045

Total assets	$92,849	$102,019

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

Private Education Loans Segment

In this segment, we acquire, finance, and service our Private Education Loans. Private Education Loans primarily bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans. or students’ and families’ resources. They also allow borrowers to refinance existing education loans at a lower rate. We pursue acquisitions of Private Education Loan portfolios. These acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow as the portfolio amortizes.

We are currently the largest holder of Private Education Loans. Navient’s portfolio of Private Education Loans as of December 31, 2016 was $23.3 billion and we anticipate that this Private Education Loan portfolio will have an amortization period in excess of 20 years and a 6-year remaining weighted average life. Navient’s goal is to maximize and optimize the timing of the cash flows generated by its Private Education Loan portfolio. As of December 31, 2016, approximately 61 percent of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

Unlike FFELP Loans, the holder of a Private Education Loan bears the full credit risk of the borrower and any cosigner. Navient believes the credit risk of the Private Education Loans it owns is well managed through the rigorous underwriting practices and risk-based pricing applied when the loans were originated, the continued high levels of qualified cosigners, our internal servicing and risk mitigation practices, and our careful use of forbearance and loan modification programs. Navient believes that these elements and practices reduce the risk of payment interruptions and defaults on its Private Education Loan portfolio.

The following table includes asset information for our Private Education Loans segment.

	December 31,
(Dollars in millions)	2016	2015
Private Education Loans, net	$23,340	$26,394
Cash and investments(1)	667	596
Other	1,567	1,988

Total assets	$25,574	$28,978

(1)	Includes restricted cash and investments.

Business Services Segment

Our Business Services segment generates revenue from business processing services related to servicing, asset recovery and other business processing activities. Within this segment, we generate revenue primarily through servicing our FFELP Loan portfolio as well as servicing education loans for Guarantors of FFELP Loans and other institutions, including ED. We provide asset recovery services for loans and receivables on behalf of Guarantors of FFELP Loans and higher education institutions. In addition, we provide asset recovery and other business processing services for federal, state, court, and municipal clients, public authorities, and health care organizations.

We provide business processing services for over 1,000 clients, working with a broad spectrum of services and asset classes. This market is highly fragmented and provides attractive organic growth opportunities. As of December 31, 2016, Navient had an outstanding inventory of asset recovery receivables of approximately

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

$20.0 billion, of which $10.1 billion was attributable to asset classes unrelated to education loans. Non-education related asset recovery revenues increased 77 percent, from $99 million in 2015 to $174 million in 2016.

Federal Education Loan Related Revenues

In 2016, federal education loan (FFELP and ED) related revenues in the Business Services segment accounted for 80 percent of total Business Services segment revenues compared with 87 percent in 2015. Total Business Services segment revenues were $1.01 billion for the year ended December 31, 2016, compared to $1.02 billion for the year ended December 31, 2015.

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

•

Servicing revenues from the FFELP Loans we own represent intercompany charges to the FFELP Loans segment at rates paid to us by the securitization trusts which own the loans. These fees are contractually the first payment priority of the trusts after the payment of the trustee fees and exceed the actual cost of servicing the loans. Intercompany loan servicing revenues declined to $389 million in 2016 from $427 million in 2015. Intercompany loan servicing revenues will continue to decline as our FFELP Loan portfolio amortizes.

•

In 2016, we earned account maintenance fees on FFELP Loans serviced for Guarantors of $21 million, down from $33 million in 2015. These fees will continue to decline as the underlying FFELP Loan portfolio serviced for Guarantors amortizes.

•

As of December 31, 2016, we provide asset recovery (default aversion, post-default collections and claims processing) to 11 of the 26 Guarantor agencies that serve as intermediaries between the U.S. federal government and FFELP lenders and are responsible for paying the claims made on defaulted loans. In 2016, asset recovery revenue from Guarantor clients totaled $194 million, compared to $209 million the prior year. As FFELP Loans are no longer originated, these revenues will decline over time unless we add additional Guarantor clients. The rate at which these revenues will decrease has also been affected by the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduced the amount to be paid to Guarantor agencies for assisting customers to rehabilitate their defaulted FFELP Loans under Section 428F of the HEA. This aspect of the Budget Act reduced our revenue by approximately $79 million in 2015 compared to 2014.

Since 2009 when we were selected through a competitive bidding process, Navient has been one of four TIVAS that provides loan servicing for federal loans owned by ED. This contract has been extended through 2019. Under the terms of the contract extension, the allocation of new borrower volume is determined twice each year based on the relative performance of the servicers on five metrics: borrowers in current repayment status (30 percent), borrowers more than 90 but less than 271 days delinquent (15 percent), borrowers 271 days or more but less than 360 days delinquent (15 percent), a survey of borrowers (35 percent), and a survey of ED personnel (5 percent). Under this servicing contract as of December 31, 2016, we service approximately 6.2 million accounts or $197.0 billion in loans. We earned $151 million of revenue under the contract for the year ended December 31, 2016. We continually strive to help our customers succeed and seek to improve on the performance metrics that determine the allocation of new accounts under the servicing contract with ED.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

On April 4, 2016, ED published the first part of a two-part RFP related to a new servicing platform for the Direct Student Loan Program. The first part of the RFP focused on screening candidates’ capabilities relative to certain published criteria. In July 2016, Navient was selected as one of three companies eligible to submit responses in the second part of the RFP process. On October 26, 2016, ED published the second part of the RFP. On January 9, 2017, Navient submitted its bid for ED’s single servicing solution contract. We have been informed that one of the two other bidders filed a bid protest in relation to this RFP on January 5, 2017.

At December 31, 2016 and 2015, the Business Services segment had total assets of $587 million and $657 million, respectively.

Other Segment

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, our corporate liquidity portfolio, unallocated overhead and regulatory-related costs. We also include results from certain smaller wind-down operations within this segment.

At December 31, 2016 and 2015, the Other segment had total assets of $2.1 billion and $2.4 billion, respectively.

Measure of Profitability

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$2,395	$1,587	$—	$—	$—	$3,982	$247	$(114)	$133	$4,115
Other loans	—	—	—	9	—	9	—	—	—	9
Cash and investments	16	2	—	4	—	22	—	—	—	22

Total interest income	2,411	1,589	—	13	—	4,013	247	(114)	133	4,146
Total interest expense	1,592	705	—	113	—	2,410	31	—	31	2,441

Net interest income (loss)	819	884	—	(100)	—	1,603	216	(114)	102	1,705
Less: provisions for loan losses	43	383	—	3	—	429	—	—	—	429

Net interest income (loss) after provisions for loan losses	776	501	—	(103)	—	1,174	216	(114)	102	1,276
Other income (loss):
Servicing revenue	55	14	624	—	(389)	304	—	—	—	304
Asset recovery and business processing revenue	—	—	390	—	—	390	—	—	—	390
Other income	—	—	—	14	—	14	(216)	326	110	124
Gains on debt repurchases	—	—	—	1	—	1	—	—	—	1

Total other income (loss)	55	14	1,014	15	(389)	709	(216)	326	110	819
Expenses:
Direct operating expenses	401	167	524	28	(389)	731	—	—	—	731
Overhead expenses	—	—	—	220	—	220	—	—	—	220

Operating expenses	401	167	524	248	(389)	951	—	—	—	951
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	36	36	36
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	—	—	—

Total expenses	401	167	524	248	(389)	951	—	36	36	987

Income (loss) from continuing operations, before income tax expense (benefit)	430	348	490	(336)	—	932	—	176	176	1,108
Income tax expense (benefit)(3)	158	129	182	(124)	—	345	—	82	82	427

Net income (loss) from continuing operations	272	219	308	(212)	—	587	—	94	94	681
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$272	$219	$308	$(212)	$—	$587	$—	$94	$94	$681

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2016
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$102	$—	$102
Total other income (loss)	—	110	—	110
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	36	36
Restructuring and other reorganization expenses	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$—	$212	$(36)	176

Income tax expense (benefit)				82

Net income (loss)				$94

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

	Year Ended December 31, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$2,112	$1,756	$—	$—	$—	$3,868	$650	$(238)	$412	$4,280
Other loans	—	—	—	7	—	7	—	—	—	7
Cash and investments	6	—	—	2	—	8	—	—	—	8

Total interest income	2,118	1,756	—	9	—	3,883	650	(238)	412	4,295
Total interest expense	1,245	680	—	112	—	2,037	37	—	37	2,074

Net interest income (loss)	873	1,076	—	(103)	—	1,846	613	(238)	375	2,221
Less: provisions for loan losses	46	538	—	(3)	—	581	—	—	—	581

Net interest income (loss) after provisions for loan losses	827	538	—	(100)	—	1,265	613	(238)	375	1,640
Other income (loss):
Servicing revenue	95	21	651	—	(427)	340	—	—	—	340
Asset recovery and business processing revenue	—	—	367	—	—	367	—	—	—	367
Other income	—	—	4	11	—	15	(613)	781	168	183
Gains (losses) on sales of loans and investments	12	(21)	—	—	—	(9)	—	—	—	(9)
Gains on debt repurchases	—	—	—	21	—	21	—	—	—	21

Total other income (loss)	107	—	1,022	32	(427)	734	(613)	781	168	902
Expenses:
Direct operating expenses	443	168	485	30	(427)	699	—	—	—	699
Overhead expenses	—	—	—	219	—	219	—	—	—	219

Operating expenses	443	168	485	249	(427)	918	—	—	—	918
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	12	12	12
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	32	32	32

Total expenses	443	168	485	249	(427)	918	—	44	44	962

Income (loss) from continuing operations, before income tax expense (benefit)	491	370	537	(317)	—	1,081	—	499	499	1,580
Income tax expense (benefit)(3)	183	137	199	(118)	—	401	—	196	196	597

Net income (loss) from continuing operations	308	233	338	(199)	—	680	—	303	303	983
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	1	—	1	—	—	—	1

Net income (loss)	$308	$233	$338	$(198)	$—	$681	$—	$303	$303	$984

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$375	$—	$375
Total other income (loss)	—	168	—	168
Operating expenses	—	—	—	—
Goodwill and acquired intangible asset impairment and amortization	—	—	12	12
Restructuring and other reorganization expenses	32	—	—	32

Total “Core Earnings” adjustments to GAAP	$(32)	$543	$(12)	499

Income tax expense (benefit)				196

Net income (loss)				$303

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

	Year Ended December 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$2,097	$1,958	$—	$—	$—	$4,055	$699	$(42)	$657	$4,712
Other loans	—	—	—	9	—	9	—	—	—	9
Cash and investments	4	—	—	4	—	8	—	1	1	9

Total interest income	2,101	1,958	—	13	—	4,072	699	(41)	658	4,730
Total interest expense	1,168	708	—	114	—	1,990	42	31	73	2,063

Net interest income (loss)	933	1,250	—	(101)	—	2,082	657	(72)	585	2,667
Less: provisions for loan losses	59	539	—	—	—	598	—	49	49	647

Net interest income (loss) after provisions for loan losses	874	711	—	(101)	—	1,484	657	(121)	536	2,020
Other income (loss):
Servicing revenue	62	25	668	—	(456)	299	—	(1)	(1)	298
Asset recovery and business processing revenue	—	—	388	—	—	388	—	—	—	388
Other income	—	—	6	26	—	32	(657)	846	189	221
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—

Total other income (loss)	62	25	1,062	26	(456)	719	(657)	845	188	907
Expenses:
Direct operating expenses	478	181	389	132	(456)	724	—	36	36	760
Overhead expenses	—	—	—	200	—	200	—	27	27	227

Operating expenses	478	181	389	332	(456)	924	—	63	63	987
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	9	9	9
Restructuring and other reorganization expenses	—	—	—	—	—	—	—	113	113	113

Total expenses	478	181	389	332	(456)	924	—	185	185	1,109
Income (loss) from continuing operations, before income tax expense (benefit)	458	555	673	(407)	—	1,279	—	539	539	1,818
Income tax expense (benefit)(3)	171	204	248	(150)	—	473	—	208	208	681

Net income (loss) from continuing operations	$287	$351	$425	$(257)	$—	$806	$—	$331	$331	$1,137
Income (loss) from discontinued operations, net of tax expense (benefit)	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$287	$351	$425	$(257)	$—	$806	$—	$331	$331	$1,137

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2014
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$136	$400	$—	$536
Total other income (loss)	15	173	—	188
Operating expenses	63	—	—	63
Goodwill and acquired intangible asset impairment and amortization	—	—	9	9
Restructuring and other reorganization expenses	113	—	—	113

Total “Core Earnings” adjustments to GAAP	$(25)	$573	$(9)	539

Income tax expense (benefit)				208

Net income (loss)				$331

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off(1)	$—	$(32)	$(25)
Net impact of derivative accounting(2)	212	543	573
Net impact of goodwill and acquired intangible assets(3)	(36)	(12)	(9)
Net tax effect(4)	(82)	(196)	(208)

Total “Core Earnings” adjustments to GAAP	$94	$303	$331

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

(3)	Goodwill and acquired intangible assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and amortization of acquired intangible assets.

(4)	Net Tax Effect: Such tax effect is based upon our “Core Earnings” effective tax rate for the year.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Quarterly Financial Information (unaudited)

	2016
(Dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$486	$429	$412	$378
Less: provisions for loan losses	111	110	106	102

Net interest income after provisions for loan losses	375	319	306	276
Other income	159	151	174	218
Gains (losses) on derivative and hedging activities, net	1	(28)	137	6
Operating expenses	247	230	228	246
Goodwill and acquired intangible asset impairment and amortization expense	4	6	12	13
Restructuring and other reorganization expenses	—	—	—	—
Income tax expense	103	81	147	96

Net income from continuing operations	181	125	230	145
Income from discontinued operations, net of tax expense	—	—	—	—

Net income	181	125	230	145
Less: net income (loss) attributable to noncontrolling interest	—	—	—	—

Net income attributable to Navient Corporation	$181	$125	$230	$145

Basic earnings per common share attributable to Navient Corporation	$.53	$.39	$.74	$.49

Diluted earnings per common share attributable to Navient Corporation	$.53	$.38	$.73	$.48

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Quarterly Financial Information (unaudited) (Continued)

	2015
(Dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$583	$549	$553	$536
Less: provisions for loan losses	130	203	128	120

Net interest income after provisions for loan losses	453	346	425	416
Other income	178	219	161	178
Gains (losses) on derivative and hedging activities, net	71	(18)	20	93
Operating expenses	230	225	228	235
Goodwill and acquired intangible asset impairment and amortization expense	1	3	3	5
Restructuring and other reorganization expenses	3	29	—	—
Income tax expense	179	111	142	164

Net income from continuing operations	289	179	233	283
Income from discontinued operations, net of tax expense	—	—	1	—

Net income	289	179	234	283
Less: net income (loss) attributable to noncontrolling interest	—	—	—	—

Net income attributable to Navient Corporation	$289	$179	$234	$283

Basic earnings per common share attributable to Navient Corporation	$.73	$.47	$.63	$.80

Diluted earnings per common share attributable to Navient Corporation	$.71	$.46	$.63	$.78

APPENDIX A

DESCRIPTION OF FEDERAL FAMILY EDUCATION LOAN PROGRAM

On March 30, 2010, the President of the United States signed into law the Health Care and Education Reconciliation Act of 2010 (“HCERA”) which terminated as of July 1, 2010 the Federal Family Education Loan Program (“FFELP”) under Title IV of the Higher Education Act. This appendix presents a summary of the program prior to its termination date. The new law does not alter or affect the terms and conditions of existing education loans made under the FFELP prior to July 1, 2010.

This appendix describes or summarizes the material provisions of Title IV of the Higher Education Act, the FFELP and related statutes and regulations. It, however, is not complete and is qualified in its entirety by reference to each actual statute and regulation. Both the Higher Education Act and the related regulations have been the subject of extensive amendments over the years. We cannot predict whether future amendments or modifications might materially change any of the programs described in this appendix or the statutes and regulations that implement them.

General

The FFELP provided for loans to students who were enrolled in eligible institutions, or to parents of dependent students who were enrolled in eligible institutions, to finance their educational costs. As further described below, payment of principal and interest on the education loans is insured by a state or not-for-profit guaranty agency against:

•	default of the borrower;

•	the death, bankruptcy or permanent, total disability of the borrower;

•	closing of the borrower’s school prior to the end of the academic period;

•	false certification of the borrower’s eligibility for the loan by the school; and

•	an unpaid school refund.

Claims are paid from federal assets, known as “federal student loan reserve funds,” which are maintained and administered by state and not-for-profit guaranty agencies. In addition, the holders of education loans are entitled to receive interest subsidy payments and special allowance payments from the United States Department of Education (which we refer to as the Department of Education) on eligible education loans.

Special allowance payments raise the yield to education loan lenders when the statutory borrower interest rate is below an indexed market value. Subject to certain conditions, a program of federal reinsurance under the Higher Education Act entitles guaranty agencies to reimbursement from the Department of Education for between 75% and 100% of the amount of each guarantee payment.

Four types of education loans were authorized under the Higher Education Act:

•	Subsidized Stafford Loans to students who demonstrated requisite financial need;

•	Unsubsidized Stafford Loans to students who either did not demonstrate financial need or required additional loans to supplement their Subsidized Stafford Loans;

•	Parent Loans for Undergraduate Students, known as “PLUS Loans,” to parents of dependent students whose estimated costs of attending school exceeded other available financial aid; and

•	Consolidation Loans, which consolidated into a single loan a borrower’s obligations under various federally authorized education loan programs.

Before July 1, 1994, the Higher Education Act also authorized loans called “Supplemental Loans to Students” or “SLS Loans” to independent students and, under some circumstances, dependent undergraduate students, to supplement their Subsidized Stafford Loans. The Unsubsidized Stafford Loan program replaced the SLS program.

Legislative Matters

The federal education loan programs are subject to frequent statutory and regulatory changes. The most significant change to the FFELP was with the enactment of the HCERA, which terminated the FFELP as of July 1, 2010.

On December 23, 2011, the President of the United States signed the Consolidated Appropriations Act of 2012 into law. This law includes changes that permit FFELP lenders or beneficial holders to change the index on which the special allowance payments are calculated for FFELP loans first disbursed on or after January 1, 2000. The law allows owners of FFELP loans to elect to change the applicable index from the three-month commercial paper rate to the one-month LIBOR index. Such elections must have been made by April 1, 2012.

Eligible Lenders, Students and Educational Institutions

Lenders who were eligible to make loans under the FFELP generally included banks, savings and loan associations, credit unions, pension funds and, under some conditions, schools and guaranty agencies. FFELP loans were required to be made to, or on behalf of, a “qualified student.” A “qualified student” is an individual who:

•	is a United States citizen, national or permanent resident;

•	has been accepted for enrollment or is enrolled and is maintaining satisfactory academic progress at a participating educational institution;

•	is carrying at least one-half of the normal full-time academic workload for the course of study the student is pursuing; and

•	meets the financial need requirements for the particular loan program.

Eligible schools include institutions of higher education, including proprietary institutions, meeting the standards provided in the Higher Education Act. For a school to participate in the program, the Department of Education had to approve its eligibility under standards established by regulation.

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

Special Allowance Payments

The Higher Education Act provides for quarterly special allowance payments to be made by the Department of Education to holders of education loans to the extent necessary to ensure that they receive at least specified market interest rates of return. The rates for special allowance payments depend on formulas that vary according to the type of loan, the date the loan was made and the type of funds, tax-exempt or taxable, used to finance the loan. The Department of Education makes a special allowance payment for each calendar quarter, generally within 45 to 60 days after the receipt of a bill from the lender.

The special allowance payment equals the average unpaid principal balance, including interest which has been capitalized, of all eligible loans held by a holder during the quarterly period multiplied by the special allowance percentage.

For education loans disbursed before January 1, 2000, the special allowance percentage is computed by:

(1) determining the average of the bond equivalent rates of 91-day Treasury bills auctioned for that quarter;

(2) subtracting the applicable borrower interest rate;

(3) adding the applicable special allowance margin described in the table below; and

(4) dividing the resultant percentage by 4.

If the result is negative, the special allowance payment is zero.

Date of First Disbursement	Special Allowance Margin
Before 10/17/86	3.50%
From 10/17/86 through 09/30/92	3.25%
From 10/01/92 through 06/30/95	3.10%
From 07/01/95 through 06/30/98	2.50% for Stafford Loans that are in In-School, Grace or Deferment
3.10% for Stafford Loans that are in Repayment and all other loans
From 07/01/98 through 12/31/99	2.20% for Stafford Loans that are in In-School, Grace or Deferment
2.80% for Stafford Loans that are in Repayment and Forbearance
3.10% for PLUS, SLS and Consolidation Loans

For education loans disbursed after January 1, 2000, the special allowance percentage is computed by:

(1) determining the average of the bond equivalent rates of 3-month commercial paper (financial) rates or one-month London Inter-Bank Offered Rates (LIBOR), as applicable, quoted for that quarter;

(2) subtracting the applicable borrower interest rate;

(3) adding the applicable special allowance margin described in the table below; and

(4) dividing the resultant percentage by 4.

If the result is negative, the special allowance payment is zero.

Date of First Disbursement	Special Allowance Margin
From 01/01/00 through 09/30/07	1.74% for Stafford Loans that are in In-School, Grace or Deferment
2.34% for Stafford Loans that are in Repayment and Forbearance
2.64% for PLUS and Consolidation Loans
From 10/01/07 and after	1.19% for Stafford Loans that are In-School, Grace or Deferment
1.79% for Stafford Loans that are in Repayment and PLUS
2.09% for Consolidation Loans

For education loans disbursed on or after April 1, 2006, lenders are required to pay the Department of Education any interest paid by borrowers on education loans that exceeds the special allowance support levels applicable to such loans.

Special allowance payments are available on variable rate PLUS Loans and SLS Loans only if the variable rate, which is reset annually, exceeds the applicable maximum borrower rate. The variable rate is based on the weekly average one-year constant maturity Treasury yield for loans made before July 1, 1998 and based on the 91-day Treasury bill for loans made on or after July 1, 1998. The maximum borrower rate for these loans is between 9% and 12%. Effective July 1, 2006, this limitation on special allowance payments for PLUS Loans made on and after January 1, 2000 was repealed.

Fees

Origination Fee. An origination fee was required to be paid to the Department of Education for all Stafford and PLUS Loans originated in the FFELP. An origination fee was not required on a Consolidation Loan. A 3% origination fee was required to be deducted from the amount of each PLUS Loan.

An origination fee may have been, but was not required to be, deducted from the amount of a Stafford Loan according to the following table:

Date of First Disbursement	Maximum Origination Fee
Before 07/01/06	3.0%
From 07/01/06 through 06/30/07	2.0%
From 07/01/07 through 06/30/08	1.5%
From 07/01/08 through 06/30/09	1.0%
From 07/01/09 through 06/30/10	0.5%
From 07/01/10 and after	0.0%

Federal Default Fee. A federal default fee up to 1% (previously called an insurance premium) may have been, but was not required to be, deducted from the amount of a Stafford or PLUS Loan. A federal default fee was not deducted from the amount of a Consolidation Loan.

Lender Loan Fee. A lender loan fee was required to be paid to the Department of Education on the amount of each loan disbursement of all FFELP loans. For loans disbursed from October 1, 1993 to September 30, 2007, the fee was 0.50% of the loan amount. The fee increased to 1% of the loan amount for loans disbursed on or after October 1, 2007.

Loan Rebate Fee. A loan rebate fee of 1.05% is paid annually on the unpaid principal and interest of each Consolidation Loan disbursed on or after October 1, 1993. This fee was reduced to 0.62% for loans made from October 1, 1998 to January 31, 1999.

Stafford Loan Program

For Stafford Loans, the Higher Education Act provided for:

•	federal reimbursement of Stafford Loans made by eligible lenders to qualified students;

•

federal interest subsidy payments on Subsidized Stafford Loans paid by the Department of Education to holders of the loans in lieu of the borrowers’ making interest payments during in-school, grace and deferment periods or, in certain cases, during enrollment in an income-based repayment plan; and

•	special allowance payments representing an additional subsidy paid by the Department of Education to the holders of eligible Stafford Loans.

We refer to all three types of assistance as “federal assistance.”

Interest. The borrower’s interest rate on a Stafford Loan can be fixed or variable. Stafford Loan interest rates are presented below.

Trigger Date	Borrower Rate	Maximum Borrower Rate	Interest Rate Margin
Before 10/01/81	7%	N/A	N/A
From 01/01/81 through 09/12/83	9%	N/A	N/A
From 09/13/83 through 06/30/88	8%	N/A	N/A
From 07/01/88 through 09/30/92	8% for 48 months; thereafter, 91-day Treasury + Interest Rate Margin	8% for 48 months, then 10%	3.25% for loans made before 7/23/92 and for loans made on or before 10/1/92 to new student borrowers; 3.10% for loans made after 7/23/92 and before 7/1/94 to borrowers with outstanding FFELP loans
From 10/01/92 through 06/30/94	91-day Treasury + Interest Rate Margin	9%	3.10%
From 07/01/94 through 06/30/95	91-day Treasury + Interest Rate Margin	8.25%	3.10%
From 07/01/95 through 06/30/98	91-day Treasury + Interest Rate Margin	8.25%	2.50% (In-School, Grace or Deferment); 3.10% (Repayment)
From 07/01/98 through 06/30/06	91-day Treasury + Interest Rate Margin	8.25%	1.70% (In-School, Grace or Deferment); 2.30% (Repayment)
From 07/01/06 through 06/30/08	6.8%	N/A	N/A
From 07/01/08 through 06/30/09	6.0% for undergraduate subsidized loans; and 6.8% for unsubsidized loans and graduate subsidized loans	6.0%, 6.8%	N/A
From 07/01/09 through 06/30/10	5.6% for undergraduate subsidized loans; and 6.8% for unsubsidized loans and graduate loans	5.6%, 6.8%	N/A

The rate for variable rate Stafford Loans applicable for any 12-month period beginning on July 1 and ending on June 30 is determined on the preceding June 1 and is equal to the lesser of:

•	the applicable maximum borrower rate

and

•	the sum of

•	the bond equivalent rate of 91-day Treasury bills auctioned at the final auction held before that June 1,

and

•	the applicable interest rate margin.

Interest Subsidy Payments. The Department of Education is responsible for paying interest on Subsidized Stafford Loans:

•	while the borrower is a qualified student,

•	during the grace period,

•	during prescribed deferment periods, and

•	in certain cases, during a borrower’s enrollment in an income-based repayment plan.

The Department of Education makes quarterly interest subsidy payments to the owner of a Subsidized Stafford Loan in an amount equal to the interest that accrues on the unpaid balance of that loan before repayment begins or during any deferment periods. The Department of Education also makes quarterly interest subsidy payments to the owner of a Subsidized Stafford Loan in an amount equal to the unpaid interest payable during up to three consecutive calendar years of a period of financial hardship during enrollment in an income-based repayment plan. The Higher Education Act provides that the owner of an eligible Subsidized Stafford Loan has a contractual right against the United States to receive interest subsidy and special allowance payments. However, receipt of interest subsidy and special allowance payments is conditioned on compliance with the requirements of the Higher Education Act, including the following:

•	satisfaction of need criteria, and

•	continued eligibility of the loan for federal insurance or reinsurance.

If the loan is not held by an eligible lender in accordance with the requirements of the Higher Education Act and the applicable guarantee agreement, the loan may lose its eligibility for federal assistance.

Lenders generally receive interest subsidy payments within 45 days to 60 days after the submission of the applicable data for any given calendar quarter to the Department of Education. However, there can be no assurance that payments will, in fact, be received from the Department of Education within that period.

Loan Limits. The Higher Education Act generally required that lenders disburse education loans in at least two equal disbursements. The Higher Education Act limited the amount a student could borrow in any academic year. The following chart shows current and historic loan limits.

	Dependent Students			Independent Students
Borrower’s Academic Level	Subsidized and Unsubsidized on or after 10/1/93	Subsidized and Unsubsidized on or after 7/1/07	Subsidized and Unsubsidized on or after 7/1/08	Additional Unsubsidized only on or after 7/1/94	Additional Unsubsidized only on or after 7/1/07	Additional Unsubsidized only on or after 7/1/08	Maximum Annual Total Amount
Undergraduate (per year):
1st year	$2,625	$3,500	$5,500	$4,000	$4,000	$4,000	$9,500
2nd year	$3,500	$4,500	$6,500	$4,000	$4,000	$4,000	$10,500
3rd year and above	$5,500	$5,500	$7,500	$5,000	$5,000	$5,000	$12,500
Graduate (per year)	$8,500	$8,500	$8,500	$10,000	$12,000	$12,000	$20,500
Aggregate Limit:
Undergraduate	$23,000	$23,000	$31,000	$23,000	$23,000	$26,500	$57,500
Graduate (including undergraduate)	$65,500	$65,500	$65,500	$73,000	$73,000	$73,000	$138,500

For the purposes of the table above:

•	The loan limits include both FFELP and Federal Direct Lending Program (FDLP) loans.

•

The amounts in the final column represent the combined maximum loan amount per year for Subsidized and Unsubsidized Stafford Loans. Accordingly, the maximum amount that a student may borrow under an Unsubsidized Stafford Loan is the difference between the combined maximum loan amount and the amount the student received in the form of a Subsidized Stafford Loan.

•

Independent undergraduate students, graduate students and professional students were permitted to borrow the additional amounts shown in the third and fourth columns. Dependent undergraduate students were also permitted to receive these additional loan amounts if their parents were unable to provide the family contribution amount and could not qualify for a PLUS Loan.

•	Students attending certain medical schools were eligible for $38,500 annually and $189,000 in the aggregate.

•	The annual loan limits were sometimes reduced when the student was enrolled in a program of less than one academic year or had less than a full academic year remaining in his program.

Repayment. Repayment of principal on a Stafford Loan does not begin while the borrower remains a qualified student, but only after a 6-month grace period. In general, each loan must be scheduled for repayment over a period of not more than 10 years after repayment begins. New borrowers on or after October 7, 1998 who accumulated FFELP loans totaling more than $30,000 in principal and unpaid interest are entitled to extend repayment for up to 25 years, subject to minimum repayment amounts. Consolidation Loan borrowers may be scheduled for repayment up to 30 years depending on the borrower’s indebtedness. Outlined in the table below are the maximum repayment periods available based on the outstanding FFELP indebtedness.

Outstanding FFELP Indebtedness	Maximum Repayment Period
$7,500-$9,999	12 Years
$10,000-$19,999	15 Years
$20,000-$30,000	20 Years
$30,001-$59,999	25 Years
$60,000 or more	30 Years

Note: Maximum repayment period excludes authorized periods of deferment and forbearance.

In addition to the outstanding FFELP indebtedness requirements described above, the Higher Education Act currently requires minimum annual payments of $600, unless the borrower and the lender agree to lower payments, except that negative amortization is not allowed. The Higher Education Act and related regulations require lenders to offer a choice among standard, graduated, income-driven and extended repayment schedules, if applicable, to all borrowers entering repayment. The 2007 legislation introduced an income-based repayment plan on July 1, 2009 that a student borrower may elect during a period of partial financial hardship and have annual payments that do not exceed 15% of the amount by which adjusted gross income exceeds 150% of the poverty line. The Secretary repays or cancels any outstanding principal and interest under certain criteria after 25 years.

Grace Periods, Deferment Periods and Forbearance Periods. After the borrower stops pursuing at least a half-time course of study, he generally must begin to repay principal of a Stafford Loan following the grace period. However, no principal repayments need be made, subject to some conditions, during deferment and forbearance periods.

For borrowers whose first loans are disbursed on or after July 1, 1993, repayment of principal may be deferred while the borrower returns to school at least half-time. Additional deferments are available, when the borrower is:

•	enrolled in an approved graduate fellowship program or rehabilitation program;

•	seeking, but unable to find, full-time employment, subject to a maximum deferment of three years; or

•	having an economic hardship, as defined in the Higher Education Act, subject to a maximum deferment of three years; or

•

serving on active duty during a war or other military operation or national emergency, or performing qualifying National Guard duty during a war or other military operation or national emergency, subject to a maximum deferment period of three years, and effective July 1, 2006 on loans made on or after July 1, 2001.

The Higher Education Act also permits, and in some cases requires, “forbearance” periods from loan collection in some circumstances. Interest that accrues during a forbearance period is never subsidized. When a borrower ends forbearance and enters repayment, the account is considered current. When a borrower exits grace, deferment or forbearance, any interest that has not been subsidized is generally capitalized and added to the outstanding principal amount.

PLUS and SLS Loan Programs

The Higher Education Act authorized PLUS Loans to be made to parents of eligible dependent students and graduate and professional students and originally authorized SLS Loans to be made to the categories of students later served by the Unsubsidized Stafford Loan program. Borrowers who had no adverse credit history or who were able to secure an endorser without an adverse credit history were eligible for PLUS Loans, as well as some borrowers with extenuating circumstances. The basic provisions applicable to PLUS and SLS Loans are similar to those of Stafford Loans for federal insurance and reinsurance. However, interest subsidy payments are not available under the PLUS and SLS programs and, in some instances, special allowance payments are more restricted.

Loan Limits. PLUS and SLS Loans disbursed before July 1, 1993 were limited to $4,000 per academic year with a maximum aggregate amount of $20,000. The annual loan limits for SLS Loans disbursed on or after July 1, 1993 range from $4,000 for first and second year undergraduate borrowers to $10,000 for graduate borrowers, with a maximum aggregate amount of $23,000 for undergraduate borrowers and $73,000 for graduate and professional borrowers.

The annual and aggregate amounts of PLUS Loans first disbursed on or after July 1, 1993 were limited only to the difference between the cost of the student’s education and other financial aid received, including scholarship, grants and other education loans.

Interest. The interest rates for PLUS Loans and SLS Loans are presented in the chart below.

For PLUS or SLS Loans that bear interest based on a variable rate, the rate is set annually for 12-month periods, from July 1 through June 30, on the preceding June 1 and is equal to the lesser of:

•	the applicable maximum borrower rate

and

•	the sum of:

•	the applicable 1-year Index or the bond equivalent rate of 91-day Treasury bills, as applicable,

and

•	the applicable interest rate margin.

Under current law, PLUS Loans with a first disbursement on or after July 1, 2006 will return to a fixed annual interest rate of 8.5%.

Until July 1, 2001, the 1-year index was the bond equivalent rate of 52-week Treasury bills auctioned at the final auction held prior to each June 1. Beginning July 1, 2001, the 1-year index is the weekly average 1-year constant maturity Treasury, as published by the Board of Governors of the Federal Reserve System, for the last calendar week ending on or before the June 26 immediately preceding the July 1 reset date.

Trigger Date	Borrower Rate	Maximum Borrower Rate	Interest Rate Margin
Before 10/01/81	9%	N/A	N/A
From 10/01/81 through 10/30/82	14%	N/A	N/A
From 11/01/82 through 06/30/87	12%	N/A	N/A
From 07/01/87 through 09/30/92	1-year Index + Interest Rate Margin	12%	3.25%
From 10/01/92 through 06/30/94	1-year Index + Interest Rate Margin	PLUS 10%, SLS 11%	3.10%
From 07/01/94 through 06/30/98	1-year Index + Interest Rate Margin	9%	3.10%
From 07/01/98 through 06/30/06	91-day Treasury + Interest Rate Margin	9%	3.10%
From 07/01/06	8.5%	8.5%	N/A

A holder of a PLUS or SLS Loan is eligible to receive special allowance payments during any quarter if:

•	the borrower rate is set at the maximum borrower rate and

•	the sum of the average of the bond equivalent rates of 91-day Treasury bills auctioned during that quarter and the applicable interest rate margin exceeds the maximum borrower rate.

Effective July 1, 2006, this limitation on special allowance payments for PLUS Loans made on or after January 1, 2000 was repealed.

Repayment; Deferments. Borrowers begin to repay principal on their PLUS and SLS Loans no later than 60 days after the final disbursement, unless they use deferment available for the in-school period and the six-month post enrollment period. Deferment and forbearance provisions, maximum loan repayment periods, repayment plans and minimum payment amounts for PLUS and SLS loans are generally the same as those for Stafford Loans.

Consolidation Loan Program

The enactment of HCERA ended new originations under the FFELP consolidation program, effective July 1, 2010. Previously, the Higher Education Act authorized a program under which borrowers could consolidate one or more of their education loans into a single Consolidation Loan that is insured and reinsured on a basis similar to Stafford and PLUS Loans. Consolidation Loans were made in an amount sufficient to pay outstanding principal, unpaid interest, late charges and collection costs on all federally reinsured education loans incurred under the FFELP that the borrower selects for consolidation, as well as loans made under various other federal education loan programs and loans made by different lenders. In general, a borrower’s eligibility to consolidate federal education loans ends upon receipt of a Consolidation Loan. With the end of new FFELP originations, borrowers with multiple loans, including FFELP loans, may only consolidate their loans under the FDLP.

Consolidation Loans made on or after July 1, 1994 had no minimum loan amount. Consolidation Loans for which an application was received on or after January 1, 1993 but before July 1, 1994 were available only to borrowers who had aggregate outstanding education loan balances of at least $7,500. For applications received before January 1, 1993, Consolidation Loans were available only to borrowers who had aggregate outstanding education loan balances of at least $5,000.

To obtain a FFELP Consolidation Loan, the borrower was required to be either in repayment status or in a grace period before repayment begins. For applications received on or after January 1, 1993, delinquent or defaulted borrowers were eligible to obtain Consolidation Loans if they re-entered repayment through loan consolidation. Prior to July 1, 2006, married couples who agreed to be jointly and severally liable could apply for one Consolidation Loan. In some cases, borrowers could enter repayment status while still in school and thereby become eligible to obtain a Consolidation Loan.

Consolidation Loans bear interest at a fixed rate equal to the greater of the weighted average of the interest rates on the unpaid principal balances of the consolidated loans rounded up to the nearest whole percent and 9% for loans originated before July 1, 1994. For Consolidation Loans made on or after July 1, 1994 and for which applications were received before November 13, 1997, the weighted average interest rate is rounded up to the nearest whole percent. Consolidation Loans made on or after July 1, 1994 for which applications were received on or after November 13, 1997 through September 30, 1998 bear interest at the annual variable rate applicable to Stafford Loans subject to a cap of 8.25%. Consolidation Loans for which the application is received on or after October 1, 1998 bear interest at a fixed rate equal to the lesser of (i) the weighted average interest rate of the loans being consolidated rounded up to the nearest one-eighth of one percent or (ii) 8.25%.

The 1998 reauthorization maintained interest rates for borrowers of Federal Direct Consolidation Loans whose applications were received prior to February 1, 1999 at 7.46%, which rates are adjusted annually based on a formula equal to the 91-day Treasury bill rate plus 2.3%. The borrower interest rates on Federal Direct Consolidation Loans for borrowers whose applications were received on or after February 1, 1999 and before July 1, 2006 is a fixed rate equal to the lesser of the weighted average of the interest rates of the loans consolidated, adjusted up to the nearest one-eighth of one percent, and 8.25%. This is the same rate that the 1998 legislation set on FFELP Consolidation Loans for borrowers whose applications were received on or after October 1, 1998 and before July 1, 2006. The 1998 legislation, as modified by the 1999 act and in 2002, set the special allowance payment rate for FFELP Consolidation Loans at the three-month commercial paper (financial) rate plus 2.64% for loans disbursed on or after January 1, 2000 and before July 1, 2006. Public Law 112-74, dated December 23, 2011, allowed FFELP lenders to make an election to permanently change the index for special allowance payment calculations on all FFELP loans in the lender’s portfolio (with certain exceptions) disbursed after January 1, 2000 from the three-month commercial paper (financial) rate to the one-month LIBOR index, commencing with the special allowance payment calculations for the calendar quarter beginning on April 1, 2012. Lenders of FFELP Consolidation Loans pay a reinsurance fee to the Department of Education. All other guarantee fees may be passed on to the borrower.

Interest on Consolidation Loans accrues and, for applications received before January 1, 1993, is paid without interest subsidy by the Department of Education. For Consolidation Loans for which applications were received between January 1, 1993 and August 10, 1993, all interest of the borrower is paid during all deferment periods. Consolidation Loans for which applications were received on or after August 10, 1993 are subsidized only if all of the underlying loans being consolidated were Subsidized Stafford Loans. In the case of Consolidation Loans made on or after November 13, 1997, the portion of a Consolidation Loan that is comprised of Subsidized Stafford Loans retains subsidy benefits.

No insurance premium was charged to a borrower or a lender in connection with a Consolidation Loan. However, FFELP lenders were required to pay an origination fee to the Department of Education of 0.50% on principal of Consolidation Loans disbursed and a monthly rebate fee to the Department of Education at an annualized rate of 1.05% on principal of and interest on Consolidation Loans disbursed on or after October 1, 1993, or at an annualized rate of 0.62% for Consolidation Loan applications received between October 1, 1998 and January 31, 1999. The rate for special allowance payments for Consolidation Loans is determined in the same manner as for other FFELP loans.

A borrower must begin to repay his Consolidation Loan within 60 days after his consolidated loans have been disbursed. For applications received on or after January 1, 1993, repayment schedule options include graduated or income-driven repayment plans. Loans are repaid over periods determined by the sum of the Consolidation Loan and the amount of the borrower’s other eligible education loans outstanding. The lender may, at its option, include graduated and income-driven repayment plans in connection with education loans for which the applications were received before that date. The maximum maturity schedule is 30 years for indebtedness of $60,000 or more.

Guaranty Agencies under the FFELP

Under the FFELP, guaranty agencies guarantee loans made by eligible lending institutions, paying claims from “federal student loan reserve funds.” These loans are guaranteed as to 100% of principal and accrued interest against death or discharge. The guaranty agency also pays 100% of the unpaid principal and accrued interest on PLUS Loans, where the student on whose behalf the loan was borrowed dies.

FFELP loans are also insured against default, with the percent insured dependent on the date of the related loan’s disbursement. For loans made prior to October 1, 1993, lenders are insured against default for 100% of principal and accrued interest. For loans disbursed from October 1, 1993 through June 30, 2006, lenders are insured against default for 98% of principal and accrued interest. For loans disbursed on or after July 1, 2006, lenders are insured against default for 97% of principal and accrued interest.

The Department of Education reinsures guaranty agencies for amounts paid to lenders on loans that are discharged or defaulted. The reimbursement rate on discharged loans is for 100% of the amount paid to the holder. The reimbursement rate for defaulted loans decreases as a guaranty agency’s default rate increases. The first trigger for a lower reinsurance rate is when the amount of defaulted loan reimbursements exceeds 5% of the amount of all loans guaranteed by the agency in repayment status at the beginning of the federal fiscal year. The second trigger is when the amount of defaults exceeds 9% of the loans in repayment. Guaranty agency reinsurance rates are presented in the table below.

Claims Paid Date	Maximum	5% Trigger	9% Trigger
Before October 1, 1993	100%	90%	80%
October 1, 1993 — September 30, 1998	98%	88%	78%
On or after October 1, 1998	95%	85%	75%

After the Department of Education reimburses a guaranty agency for a default claim, the guaranty agency attempts to collect the loan from the borrower. However, the Department of Education requires that the defaulted loans be assigned to it when the guaranty agency is not successful. A guaranty agency also refers defaulted loans to the Department of Education to “offset” any federal income tax refunds or other federal reimbursement that may be due the borrowers. Some states have similar offset programs.

To be eligible for federal reinsurance, FFELP loans must meet the requirements of the Higher Education Act and the regulations issued thereunder. Generally, these regulations require that lenders determine whether the applicant is an eligible borrower attending an eligible institution, explain to borrowers their responsibilities under the loan, ensure that the promissory notes evidencing the loan are executed by the borrower, and disburse the loan proceeds as required. After the loan is made, the lender must establish repayment terms with the borrower, properly administer deferments and forbearances, credit the borrower for payments made, and report the loan’s status to credit reporting agencies. If a borrower becomes delinquent in repaying a loan, a lender must perform collection procedures that vary depending upon the length of time a loan is delinquent. The collection procedures consist of telephone calls, demand letters, skiptracing procedures and requesting assistance from the guaranty agency.

A lender may submit a default claim to the guaranty agency after the related education loan has been delinquent for at least 270 days. The guaranty agency must review and pay the claim within 90 days after the lender filed it. The guaranty agency will pay the lender interest accrued on the loan for up to 450 days after delinquency. The guaranty agency must file a reimbursement claim with the Secretary within 30 days after the guaranty agency paid the lender for the default claim. Following payment of claims, the guaranty agency endeavors to collect the loan. Guaranty agencies also must meet statutory and regulatory requirements for collecting loans.

Education Loan Discharges

FFELP loans are not generally dischargeable in bankruptcy. Under the United States Bankruptcy Code, before an education loan may be discharged, the borrower must demonstrate that repaying it would cause the borrower or his family undue hardship. When a FFELP borrower files for bankruptcy, collection of the loan is suspended during the time of the proceeding. If the borrower files under the “wage earner” provisions of the United States Bankruptcy Code or files a petition for discharge on the grounds of undue hardship, then the lender transfers the loan to the guaranty agency which guaranteed that loan and that agency then participates in the bankruptcy proceeding. When the proceeding is complete, unless there was a finding of undue hardship, the loan is transferred back to the lender and collection resumes.

Education loans are discharged if the borrower dies or becomes totally and permanently disabled. If a school closes while a student is enrolled, or within 120 days after the student withdrew, loans made for that enrollment period are discharged. If a school falsely certifies that a borrower is eligible for the loan, the loan may be discharged, and if a school fails to make a refund to which a student is entitled, the loan is discharged to the extent of the unpaid refund. Effective July 1, 2006, a loan is also eligible for discharge if it is determined that the borrower’s eligibility for the loan was falsely certified as a result of a crime of identity theft.

Rehabilitation of Defaulted Loans

The Department of Education is authorized to enter into agreements with a guaranty agency under which such guaranty agency may sell defaulted loans that are eligible for rehabilitation to an eligible lender. For a loan to be eligible for rehabilitation the related guaranty agency must have received reasonable and affordable payments originally for 12 months which was reduced to 9 payments in 10 months effective July 1, 2006, and then the borrower may request that the loan be rehabilitated. Because monthly payments are usually greater after rehabilitation, not all borrowers opt for rehabilitation. Upon rehabilitation, a borrower is again eligible for all the benefits under the Higher Education Act for which he or she is not eligible as a borrower on a defaulted loan, such as new federal aid, and the negative credit record is expunged. No education loan may be rehabilitated more than once.

The July 1, 2009 technical corrections made to the Higher Education Act under H.R. 1777, Public Law 111-39 provide authority, between July 1, 2009 through September 30, 2011, for a guaranty agency to assign a defaulted loan to the Department of Education depending on market conditions.

The Bipartisan Budget Act of 2013 reduced the charge that a guaranty agency may assess to a borrower to defray the collection cost for assisting a borrower with the rehabilitation of a defaulted FFELP loan. The change was effective for loans sold by a guaranty agency to an eligible lender on or after July 1, 2014

Guarantor Funding

In addition to administering the federal reserve funds, from which claims are paid, guaranty agencies are charged with responsibility for maintaining records on all loans which they have insured (“account maintenance”), assisting lenders to prevent default by delinquent borrowers (“default aversion”), post-default loan administration and collections and program awareness and oversight. These activities are funded by revenues from the following statutorily prescribed sources plus earnings on investments.

Source	Basis
Insurance Premium	Up to 1% of the principal amount guaranteed, withheld from the proceeds of each loan disbursement
Loan Processing and Issuance Fee	0.40% of the principal amount guaranteed, paid by the Department of Education
Account Maintenance Fee	Originally 0.10%, which was reduced to 0.06% on October 1, 2007, of the original principal amount of loans outstanding, paid by the Department of Education

Default Aversion Fee	1% of the outstanding amount of loans submitted by a lender for default aversion assistance, minus 1% of the unpaid principal and interest paid on default claims, which is paid once per loan by transfers out of the Student Loan Reserve Fund
Collection Retention Fee	16% of the amount collected on loans on which reinsurance has been paid (10% or 18.5% of the amount collected for a defaulted loan that is purchased by a lender for consolidation or rehabilitation, respectively), withheld from gross receipts

The Higher Education Act requires guaranty agencies to establish two funds: a Federal Student Loan Reserve Fund and an Agency Operating Fund. The Federal Student Loan Reserve Fund contains the payments received from the Department of Education and insurance premiums. The fund is federal property and its assets may be used only to pay Default Aversion Fees. Collection fees on defaulted loans are deposited into the Agency Operating Fund. The Agency Operating Fund is the guaranty agency’s property and is not subject to strict limitations on its use.

Department of Education Oversight

If the Department of Education determines that a guaranty agency is unable to meet its insurance obligations, the holders of loans insured by that guaranty agency may submit claims directly to the Department of Education and the Department of Education is required to pay the full reimbursement amounts due, in accordance with claim processing standards no more stringent than those applied by the affected guaranty agency. However, the Department of Education’s obligation to pay guarantee claims directly in this fashion is contingent upon the Department of Education determining a guaranty agency is unable to meet its obligations. While there have been situations where the Department of Education has made such determinations regarding affected guaranty agencies, there can be no assurances as to whether the Department of Education must make such determinations in the future or whether payments of reimbursement amounts would be made in a timely manner.

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

“Core Earnings” — We prepare financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In addition to evaluating our GAAP-based financial information, management evaluates the business segments on a basis that, as allowed under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” differs from GAAP. We refer to management’s basis of evaluating its segment results as “Core Earnings” presentations for each business segment and refer to these performance measures in its presentations with credit rating agencies and lenders. While “Core Earnings” results are not a substitute for reported results under GAAP, we rely on “Core Earnings” performance measures in operating each business segment because we believe these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

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