Form 10-Q
period 2017-03-31
NAVIENT CORP
filed 2017-04-27
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2017
Common Stock, $0.01 par value	284,941,056 shares

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
FFELP Loans (net of allowance for losses of $64 and $67, respectively)	$85,284	$87,730
Private Education Loans (net of allowance for losses of $1,311 and $1,351 respectively)	22,552	23,340
Investments
Available-for-sale	3	3
Other	311	347

Total investments	314	350
Cash and cash equivalents	1,364	1,253
Restricted cash and investments	3,720	3,600
Goodwill and acquired intangible assets, net	664	670
Other assets	3,992	4,193

Total assets	$117,890	$121,136

Liabilities
Short-term borrowings	$2,160	$2,334
Long-term borrowings	109,586	112,368
Other liabilities	2,472	2,711

Total liabilities	114,218	117,413

Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 439 million and 436 million shares issued, respectively	4	4
Additional paid-in capital	3,047	3,022
Accumulated other comprehensive income (net of tax expense of $13 and $3, respectively)	22	6
Retained earnings	2,930	2,890

Total Navient Corporation stockholders’ equity before treasury stock	6,003	5,922
Less: Common stock held in treasury at cost: 154 million and 145 million shares, respectively	(2,355)	(2,223)

Total Navient Corporation stockholders’ equity	3,648	3,699
Noncontrolling interest	24	24

Total equity	3,672	3,723

Total liabilities and equity	$117,890	$121,136

Supplemental information — assets and liabilities of consolidated variable interest entities:

	March 31, 2017	December 31, 2016
FFELP Loans	$80,964	$83,429
Private Education Loans	19,815	20,500
Other loans	104	79
Restricted cash	3,556	3,434
Other assets, net	95	(11)
Short-term borrowings	1,177	1,078
Long-term borrowings	92,559	95,492

Net assets of consolidated variable interest entities	$10,798	$10,861

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Interest income:
FFELP Loans	$629	$634
Private Education Loans	374	411
Other loans	5	1
Cash and investments	7	5

Total interest income	1,015	1,051
Total interest expense	675	565

Net interest income	340	486
Less: provisions for loan losses	107	111

Net interest income after provisions for loan losses	233	375

Other income (loss):
Servicing revenue	76	82
Asset recovery and business processing revenue	100	90
Other income (loss)	(8)	(13)
Gains (losses) on derivative and hedging activities, net	(16)	1

Total other income	152	160

Expenses:
Salaries and benefits	130	132
Other operating expenses	108	115

Total operating expenses	238	247
Goodwill and acquired intangible asset impairment and amortization expense	6	4

Total expenses	244	251

Income before income tax expense	141	284
Income tax expense	53	103

Net income	88	181
Less: net loss attributable to noncontrolling interest	—	—

Net income attributable to Navient Corporation	$88	$181

Basic earnings per common share attributable to Navient Corporation	$.31	$.53

Average common shares outstanding	289	339

Diluted earnings per common share attributable to Navient Corporation	$.30	$.53

Average common and common equivalent shares outstanding	296	343

Dividends per common share attributable to Navient Corporation	$.16	$.16

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$88	$181
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	25	(129)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)	—	—

Total unrealized gains (losses) on derivatives	25	(129)
Income tax (expense) benefit	(9)	48

Other comprehensive income (loss), net of tax expense (benefit)	16	(81)

Total comprehensive income attributable to Navient Corporation	$104	$100

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Common Stock Shares			Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Issued	Treasury	Outstanding
Balance at December 31, 2015	430,561,656	(82,350,868)	348,210,788	$4	$2,967	$(51)	$2,414	$(1,425)	$3,909	$24	$3,933
Comprehensive income:
Net income	—	—	—	—	—	—	181	—	181	—	181
Other comprehensive loss, net of tax	—	—	—	—	—	(81)	—	—	(81)	—	(81)

Total comprehensive income	—	—	—	—	—	—	—	—	100	—	100
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(54)	—	(54)	—	(54)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Issuance of common shares	2,499,585	—	2,499,585	—	4	—	—	—	4	—	4
Tax impact of employee stock-based compensation plans	—	—	—	—	(8)	—	—	—	(8)	—	(8)
Stock-based compensation expense	—	—	—	—	12	—	—	—	12	—	12
Common stock repurchased	—	(19,210,281)	(19,210,281)	—	—	—	—	(200)	(200)	—	(200)
Shares repurchased related to employee stock-based compensation plans	—	(986,273)	(986,273)	—	—	—	—	(11)	(11)	—	(11)

Balance at March 31, 2016	433,061,241	(102,547,422)	330,513,819	$4	$2,975	$(132)	$2,538	$(1,636)	$3,749	$24	$3,773

Balance at December 31, 2016	436,037,666	(145,173,548)	290,864,118	$4	$3,022	$6	$2,890	$(2,223)	$3,699	$24	$3,723
Comprehensive income:
Net income	—	—	—	—	—	—	88	—	88	—	88
Other comprehensive income, net of tax	—	—	—	—	—	16	—	—	16	—	16

Total comprehensive income	—	—	—	—	—	—	—	—	104	—	104
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(46)	—	(46)	—	(46)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	2,794,510	—	2,794,510	—	11	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	—	14	—	—	—	14	—	14
Common stock repurchased	—	(7,363,292)	(7,363,292)	—	—	—	—	(110)	(110)	—	(110)
Shares repurchased related to employee stock-based compensation plans	—	(1,354,280)	(1,354,280)	—	—	—	—	(22)	(22)	—	(22)

Balance at March 31, 2017	438,832,176	(153,891,120)	284,941,056	$4	$3,047	$22	$2,930	$(2,355)	$3,648	$24	$3,672

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$88	$181
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and acquired intangible asset impairment and amortization expense	6	4
Stock-based compensation expense	14	12
Unrealized (gains) losses on derivative and hedging activities	13	(131)
Provisions for loan losses	107	111
Increase in restricted cash — other	(7)	(5)
Decrease in accrued interest receivable	60	71
Decrease in accrued interest payable	(65)	(145)
Decrease in other assets	84	308
Increase (decrease) in other liabilities	50	(64)

Total net cash provided by operating activities	350	342

Investing activities
Education loans acquired	(798)	(1,537)
Reduction of education loans:
Installment payments, claims and other	3,918	3,734
Other investing activities, net	15	69
Purchases of other securities	—	(42)
Proceeds from maturities of other securities	8	41
Increase in restricted cash — variable interest entities	(132)	(80)

Total net cash provided by investing activities	3,011	2,185

Financing activities
Borrowings collateralized by loans in trust — issued	1,919	1,545
Borrowings collateralized by loans in trust — repaid	(3,203)	(3,228)
Asset-backed commercial paper conduits, net	(1,930)	(155)
Other short-term borrowings repaid	(25)	—
Other long-term borrowings issued	807	—
Other long-term borrowings repaid	(542)	(974)
Other financing activities, net	(120)	113
Common stock repurchased	(110)	(200)
Common stock dividends paid	(46)	(54)

Net cash used in financing activities	(3,250)	(2,953)

Net increase (decrease) in cash and cash equivalents	111	(426)
Cash and cash equivalents at beginning of period	1,253	1,594

Cash and cash equivalents at end of period	$1,364	$1,168

Cash disbursements made (refunds received) for:
Interest	$670	$515

Income taxes paid	$9	$20

Income taxes received	$—	$(2)

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2016 Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three months ended March 31, 2016 to be consistent with classifications adopted for 2017, and had no effect on net income, total assets, or total liabilities.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

1.	Significant Accounting Policies (Continued)

recognized in earnings. In addition, the standard requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. It will be effective for the Company as of January 1, 2018. We have concluded that adopting this new accounting standard will be immaterial to our consolidated financial statements and footnote disclosures.

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

Stock Compensation

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation,” which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard also requires that all excess tax benefits and tax deficiencies that pertain to employee stock-based incentive payments be recognized within income tax expense in the consolidated statements of income, rather than as previously reported within additional paid-in capital. The new standard was adopted on January 1, 2017 and is expected to have an immaterial impact on our consolidated financial statements and footnote disclosures. In the first quarter of 2017, this new standard resulted in a $3 million reduction to income tax expense.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

1.	Significant Accounting Policies (Continued)

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

Goodwill Impairment

On January 26, 2017, the FASB issued ASU No. 2017-04, “Intangibles — Goodwill and Other,” which eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. The new standard will be effective for the Company as of January 1, 2020. Early adoption is permitted. We are currently assessing the impact that adopting this new standard will have on our consolidated financial statements and footnote disclosures.

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

We segregate our Private Education Loan portfolio into two classes of loans — traditional and non-traditional. Non-traditional loans are loans to (i) customers attending for-profit schools with an original Fair Isaac and Company (“FICO”) score of less than 670 and (ii) customers attending not-for-profit schools with an original FICO score of less than 640. The FICO score used in determining whether a loan is non-traditional is the greater of the customer or cosigner FICO score at or near origination. Traditional loans are defined as all other Private Education Loans that are not classified as non-traditional.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Three Months Ended March 31, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$67	$1,351	$15	$1,433
Provision for loan losses	10	95	2	107
Charge-offs(1)	(13)	(137)	(1)	(151)
Reclassification of interest reserve(2)	—	2	—	2

Ending balance	$64	$1,311	$16	$1,391

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,176	$10	$1,186
Ending balance: collectively evaluated for impairment	$64	$135	$6	$205
Loans:
Ending balance: individually evaluated for impairment(3)	$—	$11,096	$31	$11,127
Ending balance: collectively evaluated for impairment(3)	$84,513	$13,201	$152	$97,866
Charge-offs as a percentage of average loans in repayment (annualized)	.07%	2.56%	2.06%
Allowance coverage of charge-offs (annualized)	1.2	2.4	4.6
Allowance as a percentage of the ending total loan balance	.08%	5.39%	9.00%
Allowance as a percentage of the ending loans in repayment	.09%	6.13%	9.00%
Ending total loans(3)	$84,513	$24,297	$183
Average loans in repayment	$69,302	$21,791	$173
Ending loans in repayment	$68,095	$21,367	$183

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Three Months Ended March 31, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$78	$1,471	$15	$1,564
Provision for loan losses	7	104	—	111
Charge-offs(1)	(16)	(144)	—	(160)
Reclassification of interest reserve(2)	—	3	—	3

Ending balance	$69	$1,434	$15	$1,518

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,185	$11	$1,196
Ending balance: collectively evaluated for impairment	$69	$249	$4	$322
Loans:
Ending balance: individually evaluated for impairment	$—	$11,088	$33	$11,121
Ending balance: collectively evaluated for impairment	$93,977	$16,408	$50	$110,435
Charge-offs as a percentage of average loans in repayment (annualized)	.09%	2.39%	2.04%
Allowance coverage of charge-offs (annualized)	1.1	2.5	8.6
Allowance as a percentage of the ending total loan balance	.07%	5.22%	17.91%
Allowance as a percentage of the ending loans in repayment	.09%	6.03%	17.91%
Ending total loans(3)	$93,977	$27,496	$83
Average loans in repayment	$73,697	$24,180	$85
Ending loans in repayment	$73,630	$23,786	$83

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

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

	Private Education Loans Credit Quality Indicators
	March 31, 2017		December 31, 2016
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$21,601	92%	$22,367	92%
Non-Traditional(1)	1,896	8	1,966	8

Total	$23,497	100%	$24,333	100%

Cosigners:
With cosigner	$15,024	64%	$15,610	64%
Without cosigner	8,473	36	8,723	36

Total	$23,497	100%	$24,333	100%

Seasoning(2):
1-12 payments	$1,276	5%	$1,340	5%
13-24 payments	1,130	5	1,271	5
25-36 payments	1,684	7	1,908	8
37-48 payments	2,440	10	2,723	11
More than 48 payments	15,630	67	15,698	65
Not yet in repayment	1,337	6	1,393	6

Total	$23,497	100%	$24,333	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was received.

(3)	Balance represents gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	March 31, 2017		December 31, 2016
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,791		$5,871
Loans in forbearance(2)	10,627		10,490
Loans in repayment and percentage of each status:
Loans current	60,310	88.6%	61,977	87.8%
Loans delinquent 31-60 days(3)	2,300	3.4	2,820	4.0
Loans delinquent 61-90 days(3)	1,204	1.8	1,325	1.9
Loans delinquent greater than 90 days(3)	4,281	6.2	4,435	6.3

Total FFELP Loans in repayment	68,095	100%	70,557	100%

Total FFELP Loans, gross	84,513		86,918
FFELP Loan unamortized premium	835		879

Total FFELP Loans	85,348		87,797
FFELP Loan allowance for losses	(64)		(67)

FFELP Loans, net	$85,284		$87,730

Percentage of FFELP Loans in repayment		80.6%		81.2%

Delinquencies as a percentage of FFELP Loans in repayment		11.4%		12.2%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		13.5%		12.9%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Traditional Private Education Loan Delinquencies
	March 31, 2017		December 31, 2016
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,218		$1,271
Loans in forbearance(2)	702		700
Loans in repayment and percentage of each status:
Loans current	18,471	93.9%	19,020	93.3%
Loans delinquent 31-60 days(3)	362	1.8	444	2.2
Loans delinquent 61-90 days(3)	236	1.2	269	1.3
Loans delinquent greater than 90 days(3)	612	3.1	663	3.2

Total traditional loans in repayment	19,681	100%	20,396	100%

Total traditional loans, gross	21,601		22,367
Traditional loans unamortized discount	(381)		(402)

Total traditional loans	21,220		21,965
Traditional loans receivable for partially charged-off loans	518		526
Traditional loans allowance for losses	(1,107)		(1,138)

Traditional loans, net	$20,631		$21,353

Percentage of traditional loans in repayment		91.1%		91.2%

Delinquencies as a percentage of traditional loans in repayment		6.1%		6.7%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.4%		3.3%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Non-Traditional Private Education Loan Delinquencies
	March 31, 2017		December 31, 2016
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$119		$122
Loans in forbearance(2)	91		90
Loans in repayment and percentage of each status:
Loans current	1,447	85.9%	1,486	84.8%
Loans delinquent 31-60 days(3)	62	3.6	78	4.5
Loans delinquent 61-90 days(3)	43	2.5	52	2.9
Loans delinquent greater than 90 days(3)	134	8.0	138	7.8

Total non-traditional loans in repayment	1,686	100%	1,754	100%

Total non-traditional loans, gross	1,896		1,966
Non-traditional loans unamortized discount	(53)		(55)

Total non-traditional loans	1,843		1,911
Non-traditional loans receivable for partially charged-off loans	282		289
Non-traditional loans allowance for losses	(204)		(213)

Non-traditional loans, net	$1,921		$1,987

Percentage of non-traditional loans in repayment		88.9%		89.2%

Delinquencies as a percentage of non-traditional loans in repayment		14.1%		15.2%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.1%		4.9%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Receivable at beginning of period	$815	$881
Expected future recoveries of current period defaults(1)	34	36
Recoveries(2)	(44)	(47)
Charge-offs(3)	(5)	(3)

Receivable at end of period	$800	$867

(1)	Represents our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 62 percent and 61 percent of the loans granted forbearance have qualified as a TDR loan at March 31, 2017 and December 31, 2016, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of March 31, 2017 and December 31, 2016 was $2.5 billion and $2.6 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

At March 31, 2017 and December 31, 2016, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
March 31, 2017
Private Education Loans — Traditional	$9,336	$9,376	$994
Private Education Loans — Non-Traditional	1,348	1,351	182

Total	$10,684	$10,727	$1,176

December 31, 2016
Private Education Loans — Traditional	$9,386	$9,429	$1,003
Private Education Loans — Non-Traditional	1,373	1,376	187

Total	$10,759	$10,805	$1,190

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended March 31,
	2017		2016
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$9,367	$145	$9,221	$138
Private Education Loans — Non-Traditional	1,361	27	1,434	27

Total	$10,728	$172	$10,655	$165

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	March 31, 2017		December 31, 2016
(Dollars in millions)	Balance	%	Balance	%
Loans in deferment(1)	$580		$579
Loans in forbearance(2)	598		588
Loans in repayment and percentage of each status:
Loans current	8,309	87.0%	8,273	85.8%
Loans delinquent 31-60 days(3)	346	3.6	412	4.3
Loans delinquent 61-90 days(3)	237	2.5	267	2.8
Loans delinquent greater than 90 days(3)	657	6.9	686	7.1

Total TDR loans in repayment	9,549	100%	9,638	100%

Total TDR loans, gross	$10,727		$10,805

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

	Three Months Ended March 31,
	2017			2016
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$199	$86	$47	$341	$80	$62
Private Education Loans — Non-Traditional	16	20	7	27	22	11

Total	$215	$106	$54	$368	$102	$73

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans.

(Dollars in millions)	Accrued Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
March 31, 2017
Private Education Loans — Traditional	$326	$23	$20
Private Education Loans — Non-Traditional	45	7	6

Total	$371	$30	$26

December 31, 2016
Private Education Loans — Traditional	$344	$26	$23
Private Education Loans — Non-Traditional	47	7	7

Total	$391	$33	$30

3.	Borrowings

The following table summarizes our borrowings.

	March 31, 2017			December 31, 2016
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$571	$13,424	$13,995	$717	$13,029	$13,746

Total unsecured borrowings	571	13,424	13,995	717	13,029	13,746
Secured borrowings:
FFELP Loan securitizations	—	73,047	73,047	—	73,522	73,522
Private Education Loan securitizations(1)	548	13,343	13,891	548	14,125	14,673
FFELP Loan — other facilities	—	10,409	10,409	—	12,443	12,443
Private Education Loan — other facilities	540	—	540	464	—	464
Other(2)	502	—	502	606	—	606

Total secured borrowings	1,590	96,799	98,389	1,618	100,090	101,708

Total before hedge accounting adjustments	2,161	110,223	112,384	2,335	113,119	115,454
Hedge accounting adjustments	(1)	(637)	(638)	(1)	(751)	(752)

Total	$2,160	$109,586	$111,746	$2,334	$112,368	$114,702

(1)

Includes $548 million and $548 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facility (“Repurchase Facility”) as of March 31, 2017 and December 31, 2016, respectively. Includes $476 million and $475 million of long-term debt related to the Repurchase Facility as of March 31, 2017 and December 31, 2016, respectively.

(2)

“Other” primarily includes the obligation to return cash collateral held related to derivative exposures, which includes $95 million and $193 million of securities re-pledged subject to an overnight repurchase transaction as of March 31, 2017 and December 31, 2016, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

3.	Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of March 31, 2017 and December 31, 2016, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	March 31, 2017
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$73,047	$73,047	$73,669	$2,764	$818	$77,251
Private Education Loan securitizations(1)	548	13,343	13,891	19,030	490	243	19,763
FFELP Loan — other facilities	—	7,208	7,208	7,295	279	158	7,732
Private Education Loan — other facilities	540	—	540	785	17	13	815
Other	89	—	89	104	6	(1)	109

Total before hedge accounting adjustments	1,177	93,598	94,775	100,883	3,556	1,231	105,670
Hedge accounting adjustments	—	(1,039)	(1,039)	—	—	(1,136)	(1,136)

Total	$1,177	$92,559	$93,736	$100,883	$3,556	$95	$104,534

	December 31, 2016
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$73,522	$73,522	$74,197	$2,676	$778	$77,651
Private Education Loan securitizations(1)	548	14,125	14,673	19,815	455	260	20,530
FFELP Loan — other facilities	—	9,046	9,046	9,232	289	172	9,693
Private Education Loan — other facilities	464	—	464	685	10	14	709
Other	66	—	66	79	4	—	83

Total before hedge accounting adjustments	1,078	96,693	97,771	104,008	3,434	1,224	108,666
Hedge accounting adjustments	—	(1,201)	(1,201)	—	—	(1,235)	(1,235)

Total	$1,078	$95,492	$96,570	$104,008	$3,434	$(11)	$107,431

(1)

Includes $548 million of short-term debt, $476 million of long-term debt and $39 million of restricted cash related to the Repurchase Facility as of March 31, 2017. Includes $548 million of short-term debt, $475 million of long-term debt and $49 million of restricted cash related to the Repurchase Facility as of December 31, 2016.

4.	Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2016 Form 10-K. Please refer to “Note 7—Derivative Financial Instruments” in our 2016 Form 10-K for a full discussion.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2017 and December 31, 2016, and their impact on other comprehensive income and earnings for the three months ended March 31, 2017 and 2016.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2017	Dec. 31, 2016
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$70	$78	$391	$465	$10	$22	$471	$565
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	—	—	—	—	—
Other(2)	Interest rate	—	—	—	—	—	—	—	—

Total derivative assets(3)		70	78	391	465	10	22	471	565
Derivative Liabilities:
Interest rate swaps	Interest rate	(56)	(76)	(72)	(62)	(66)	(70)	(194)	(208)
Floor Income Contracts	Interest rate	—	—	—	—	(164)	(184)	(164)	(184)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(1,125)	(1,243)	(41)	(53)	(1,166)	(1,296)
Other(2)	Interest rate	—	—	—	—	(16)	(13)	(16)	(13)

Total derivative liabilities(3)		(56)	(76)	(1,197)	(1,305)	(287)	(320)	(1,540)	(1,701)

Net total derivatives		$14	$2	$(806)	$(840)	$(277)	$(298)	$(1,069)	$(1,136)

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Gross position	$471	$565	$(1,540)	$(1,701)
Impact of master netting agreements	(48)	(31)	48	31

Derivative values with impact of master netting agreements (as carried on balance sheet)	423	534	(1,492)	(1,670)
Cash collateral (held) pledged	(317)	(345)	282	319

Net position	$106	$189	$(1,210)	$(1,351)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. There were no adjustments to the overall net asset positions at March 31, 2017 and December 31, 2016. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at March 31, 2017 and December 31, 2016 by $28 million and $31 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2017	Dec. 31, 2016	Mar. 31, 2017	Dec. 31, 2016
Notional Values:
Interest rate swaps	$15.6	$15.2	$12.3	$11.8	$30.3	$23.8	$58.2	$50.8
Floor Income Contracts	—	—	—	—	21.4	18.5	21.4	18.5
Cross-currency interest rate swaps	—	—	7.6	8.5	.3	.3	7.9	8.8
Other(1)	—	—	—	—	2.3	2.6	2.3	2.6

Total derivatives	$15.6	$15.2	$19.9	$20.3	$54.3	$45.2	$89.8	$80.7

(1)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended March 31,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Fair Value Hedges:
Interest rate swaps	$(84)	$244	$54	$71	$61	$(280)	$31	$35
Cross-currency interest rate swaps	118	374	(29)	(16)	(162)	(306)	(73)	52

Total fair value derivatives	34	618	25	55	(101)	(586)	(42)	87
Cash Flow Hedges:
Interest rate swaps	—	—	(16)	—	—	—	(16)	—

Total cash flow derivatives	—	—	(16)	—	—	—	(16)	—
Trading:
Interest rate swaps	(7)	53	20	10	—	—	13	63
Floor Income Contracts	53	27	(20)	(138)	—	—	33	(111)
Cross-currency interest rate swaps	12	20	(1)	(1)	—	—	11	19
Other	(4)	(2)	(2)	—	—	—	(6)	(2)

Total trading derivatives	54	98	(3)	(129)	—	—	51	(31)

Total	88	716	6	(74)	(101)	(586)	(7)	56
Less: realized gains (losses) recorded in interest expense	—	—	9	55	—	—	9	55

Gains (losses) on derivative and hedging activities, net	$88	$716	$(3)	$(129)	$(101)	$(586)	$(16)	$1

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	March 31, 2017	December 31, 2016
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$317	$345
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	97	193
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	237	230

Total collateral held	$651	$768

Derivative asset at fair value including accrued interest	$526	$689

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$282	$319

Total collateral pledged	$282	$319

Derivative liability at fair value including accrued interest and premium receivable	$1,510	$1,670

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $355 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

5.	Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	March 31, 2017	December 31, 2016
Accrued interest receivable, net	$1,604	$1,663
Income tax asset, net current and deferred	673	725
Benefit and insurance-related investments	491	488
Derivatives at fair value	423	534
Other loans, net	166	148
Fixed assets, net	157	160
Accounts receivable	100	95
Other	378	380

Total	$3,992	$4,193

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

6.	Stockholders’ Equity

The following table summarizes common share repurchases and issuances.

	Three Months Ended March 31,
	2017	2016
Common shares repurchased(1)	7,363,292	19,210,281
Average purchase price per share	$14.95	$10.42
Shares repurchased related to employee stock-based compensation plans(2)	1,354,280	986,273
Average purchase price per share	$15.55	$9.96
Common shares issued(3)	2,794,510	2,499,585

(1)	Common shares purchased under our share repurchase program.

(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on March 31, 2017 was $14.76.

Dividend and Share Repurchase Program

In March 2017, we paid a common stock dividend of $0.16 per share.

We repurchased 7.4 million shares of common stock for $110 million in the first quarter of 2017. The shares were repurchased under our previously disclosed share repurchase program. As of March 31, 2017, the remaining repurchase authority was $490 million. In the first quarter of 2016, we repurchased 19.2 million shares for $200 million.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

7.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
Numerator:
Net income attributable to Navient Corporation	$88	$181

Denominator:
Weighted average shares used to compute basic EPS	289	339
Effect of dilutive securities:
Dilutive effect of stock options, non-vested restricted stock, restricted stock units and Employee Stock Purchase Plans (“ESPPs”)(1)	7	4

Dilutive potential common shares(2)	7	4

Weighted average shares used to compute diluted EPS	296	343

Basic earnings (loss) per common share attributable to Navient Corporation	$.31	$.53

Diluted earnings (loss) per common share attributable to Navient Corporation	$.30	$.53

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested restricted stock, restricted stock units, and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended March 31, 2017 and 2016, stock options covering approximately 5 million and 9 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

8.	Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Please refer to “Note 12—Fair Value Measurements” in our 2016 Form 10-K for a full discussion.

During the three months ended March 31, 2017, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2017				December 31, 2016
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$1	$—	$1	$—	$1	$—	$1
Other	—	2	—	2	—	2	—	2

Total available-for-sale investments	—	3	—	3	—	3	—	3
Derivative instruments:(1)
Interest rate swaps	—	467	4	471	—	553	12	565
Cross-currency interest rate swaps	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—

Total derivative assets(2)	—	467	4	471	—	553	12	565

Total	$—	$470	$4	$474	$—	$556	$12	$568

Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$(148)	$(46)	$(194)	$—	$(150)	$(58)	$(208)
Floor Income Contracts	—	(164)	—	(164)	—	(184)	—	(184)
Cross-currency interest rate swaps	—	(41)	(1,125)	(1,166)	—	(53)	(1,243)	(1,296)
Other	—	—	(16)	(16)	—	—	(13)	(13)

Total derivative liabilities(2)	—	(353)	(1,187)	(1,540)	—	(387)	(1,314)	(1,701)

Total	$—	$(353)	$(1,187)	$(1,540)	$—	$(387)	$(1,314)	$(1,701)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

(2)	See “Note 4—Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.

(3)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

8.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended March 31,
	2017				2016
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(46)	$(1,243)	$(13)	$(1,302)	$(44)	$(903)	$(2)	$(949)
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	2	89	(5)	86	11	358	(2)	367
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	2	29	2	33	1	17	—	18
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(42)	$(1,125)	$(16)	$(1,183)	$(32)	$(528)	$(4)	$(564)

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$4	$57	$(4)	$57	$12	$375	$(2)	$385

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Gains (losses) on derivative and hedging activities, net	$115	$384
Interest expense	(29)	(17)

Total	$86	$367

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at March 31, 2017	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Prime/LIBOR basis swaps	$(42)	Discounted cash flow	Constant prepayment rate	4.9%
			Bid/ask adjustment to	.05% — .05%
			discount rate	(.05%)

Cross-currency interest rate swaps	(1,125)	Discounted cash flow	Constant prepayment rate	3.3%
Other	(16)

Total	$(1,183)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

8.	Fair Value Measurements (Continued)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2017			December 31, 2016
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$84,531	$85,284	$(753)	$86,626	$87,730	$(1,104)
Private Education Loans	22,687	22,552	135	23,191	23,340	(149)
Cash and investments(1)	5,398	5,398	—	5,203	5,203	—

Total earning assets	112,616	113,234	(618)	115,020	116,273	(1,253)

Interest-bearing liabilities
Short-term borrowings	2,169	2,160	(9)	2,346	2,334	(12)
Long-term borrowings	107,743	109,586	1,843	109,826	112,368	2,542

Total interest-bearing liabilities	109,912	111,746	1,834	112,172	114,702	2,530

Derivative financial instruments
Floor Income Contracts	(164)	(164)	—	(184)	(184)	—
Interest rate swaps	277	277	—	357	357	—
Cross-currency interest rate swaps	(1,166)	(1,166)	—	(1,296)	(1,296)	—
Other	(16)	(16)	—	(13)	(13)	—

Excess of net asset fair value over carrying value			$1,216			$1,277

(1)

“Cash and investments” includes available-for-sale investments whose cost basis is $3 million and $3 million at March 31, 2017 and December 31, 2016, respectively, versus a fair value of $3 million and $3 million at March 31, 2017 and December 31, 2016, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

9.	Commitments and Contingencies

Legal Proceedings

The Company has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws. One of these putative class action suits is Randy Johnson v. Navient Solutions, Inc. (“NSI”). On May 4, 2015, Randy Johnson filed a putative class action in the United States District Court for the Southern District of Indiana alleging violations of the Telephone Consumer Protection Act (“TCPA”). During the fourth quarter of 2016, the parties entered into a settlement agreement and, on December 23, 2016, filed a Motion to Approve the Class Action Settlement with the Court. The Court preliminarily approved the settlement on January 26, 2017. NSI denied all claims asserted, but agreed to settle the case to avoid the burden, expense, risk and uncertainty of continued litigation. A reserve was established for this matter as of December 31, 2016. The proposed settlement is subject to Court approval with a hearing currently scheduled for July 2017.

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

Regulatory Matters

On May 2, 2014, Navient Solutions, Inc., now known as Navient Solutions, LLC (“Solutions”), a wholly-owned subsidiary of Navient, and Sallie Mae Bank entered into consent orders, without admitting any wrongdoing, with the Federal Deposit Insurance Corporation (the “FDIC”) (respectively, the “Solutions Order” and the “Bank Order”; collectively, the “FDIC Orders”) to settle matters related to certain cited violations of Section 5 of the Federal Trade Commission Act, including the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (the “SCRA”). The FDIC Orders, which became effective upon the signing of the consent order with the United States Department of Justice (the “DOJ”) by Solutions and SLM BankCo on May 13, 2014, required Solutions to pay $3.3 million in civil monetary penalties. Solutions paid its civil monetary penalties. In addition, the FDIC Orders required the establishment of a restitution reserve account totaling $30 million to provide restitution with respect to loans owned or originated by Sallie Mae Bank, from November 28, 2005 until the effective date of the FDIC Orders. The FDIC lifted the consent order effective as of March 23, 2017 with no conditions.

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

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of March 31, 2017, substantially all of this amount had been paid or credited or refunded to customer

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

9.	Commitments and Contingencies (Continued)

accounts. The final cost of these proceedings will remain uncertain until all of the work under the consent orders has been completed and the remaining consent order is lifted.

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

•

In April 2014, Solutions received a CID from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees and other matters. Navient has received a series of supplemental CIDs on these matters. In August 2015, Solutions received a letter from the CFPB notifying Solutions that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against Solutions. The NORA letter relates to a previously disclosed investigation into Solutions’ disclosures and assessment of late fees and other matters and states that, in connection with any action, the CFPB may seek restitution, civil monetary penalties and corrective action against Solutions. The Company responded to the NORA letter in September 2015.

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

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington (collectively the “Attorneys General”) initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the Consumer Financial Protection Act of 2010, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. These civil actions are related to the aforementioned CIDs and the NORA letter that were previously issued by the CFPB and the Attorneys General. In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the Attorneys General. The Company filed its Motion to Dismiss on March 20, 2017 with respect to the Attorneys General actions and on March 24, 2017 with respect to the CFPB action. On April 25, 2017, the CFPB filed their response to our Motion to Dismiss. As the Company has previously stated, we believe the suit improperly seeks to impose penalties on Navient based on new servicing standards applied retroactively and applied only against one servicer and that the allegations are false. We intend to vigorously defend against the allegations. At this point in time, the Company is unable to anticipate the timing of a resolution or the ultimate impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

9.	Commitments and Contingencies (Continued)

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

Under the terms of the Separation Agreement, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above, other than fines or penalties directly levied against Sallie Mae Bank and other matters specifically excluded, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient has no additional reserves related to indemnification matters with SLM BankCo as of March 31, 2017.

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

In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, we cannot predict what the eventual outcome of the pending matters will be, what the timing or the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties, if any, related to each pending matter may be.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

9.	Commitments and Contingencies (Continued)

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

10.	Segment Reporting

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

The following table includes GAAP basis asset information for our FFELP Loans segment.

(Dollars in millions)	March 31, 2017	December 31, 2016
FFELP Loans, net	$85,284	$87,730
Cash and investments(1)	3,265	3,212
Other	1,852	1,907

Total assets	$90,401	$92,849

(1)	Includes restricted cash and investments.

Private Education Loans Segment

In this segment, we acquire, finance, and service our Private Education Loans. Private Education Loans primarily bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or students’ and families’ resources. They also allow borrowers to refinance existing education loans at a lower rate. We pursue acquisitions of Private Education Loan portfolios. These acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow as the portfolio amortizes.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

10.	Segment Reporting (Continued)

The following table includes GAAP basis asset information for our Private Education Loans segment.

(Dollars in millions)	March 31, 2017	December 31, 2016
Private Education Loans, net	$22,552	$23,340
Cash and investments(1)	697	667
Other	1,428	1,567

Total assets	$24,677	$25,574

(1)	Includes restricted cash and investments.

Business Services Segment

Our Business Services segment generates revenue from business processing solutions related to servicing, asset recovery and other business processing activities. Within this segment, we generate revenue primarily through servicing our FFELP Loan portfolio as well as servicing education loans for Guarantors of FFELP Loans and other institutions, including ED. We provide asset recovery services for loans and receivables on behalf of Guarantors of FFELP Loans and higher education institutions. In addition, we provide asset recovery and other business processing solutions for federal, state, court, and municipal clients, public authorities, and health care organizations.

At March 31, 2017 and December 31, 2016, the Business Services segment had total assets of $587 million in each period on a GAAP basis.

Other Segment

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, our corporate liquidity portfolio, unallocated overhead and regulatory-related costs. We also include results from certain smaller wind-down operations within this segment.

At March 31, 2017 and December 31, 2016, the Other segment had total assets of $2.2 billion and $2.1 billion, respectively, on a GAAP basis.

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

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage our business segments because “Core Earnings” reflect adjustments to GAAP financial results for three items,

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

10.	Segment Reporting (Continued)

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

1.	Unrealized mark-to-market gains/losses resulting from our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness;

2.	The accounting for goodwill and acquired intangible assets; and

3.	The financial results attributable to the operations of SLM BankCo prior to the Spin-Off and related restructuring and reorganization expense incurred in connection with the Spin-Off, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off. For GAAP purposes, Navient reflected the deemed distribution of SLM BankCo on April 30, 2014. For “Core Earnings,” we exclude the consumer banking business (SLM BankCo) as if it had never been a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014. There are no adjustments related to this for the periods presented in this Form 10-Q (see 2016 Form 10-K for description of how earlier periods were impacted by this adjustment).

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

10.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$623	$374	$—	$—	$—	$997	$20	$(14)	$6	$1,003
Other loans	—	—	—	5	—	5	—	—	—	5
Cash and investments	5	—	—	2	—	7	—	—	—	7

Total interest income	628	374	—	7	—	1,009	20	(14)	6	1,015
Total interest expense	457	187	—	31	—	675	3	(3)	—	675

Net interest income (loss)	171	187	—	(24)	—	334	17	(11)	6	340
Less: provisions for loan losses	10	95	—	2	—	107	—	—	—	107

Net interest income (loss) after provisions for loan losses	161	92	—	(26)	—	227	17	(11)	6	233
Other income (loss):
Servicing revenue	13	4	149	—	(90)	76	—	—	—	76
Asset recovery and business processing revenue	—	—	100	—	—	100	—	—	—	100
Other income (loss)	—	—	—	5	—	5	(17)	(12)	(29)	(24)

Total other income (loss)	13	4	249	5	(90)	181	(17)	(12)	(29)	152
Expenses:
Direct operating expenses	93	40	126	7	(90)	176	—	—	—	176
Overhead expenses	—	—	—	62	—	62	—	—	—	62

Operating expenses	93	40	126	69	(90)	238	—	—	—	238
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	6	6	6

Total expenses	93	40	126	69	(90)	238	—	6	6	244

Income (loss) before income tax expense (benefit)	81	56	123	(90)	—	170	—	(29)	(29)	141
Income tax expense (benefit)(3)	30	21	46	(34)	—	63	—	(10)	(10)	53

Net income (loss)	$51	$35	$77	$(56)	$—	$107	$—	$(19)	$(19)	$88

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$6	$—	$6
Total other income (loss)	(29)	—	(29)
Goodwill and acquired intangible asset impairment and amortization	—	6	6

Total “Core Earnings” adjustments to GAAP	$(23)	$(6)	$(29)

Income tax expense (benefit)			(10)

Net income (loss)			$(19)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

10.	Segment Reporting (Continued)

	Three Months Ended March 31, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$555	$411	$—	$—	$—	$966	$138	$(59)	$79	$1,045
Other loans	—	—	—	1	—	1	—	—	—	1
Cash and investments	3	1	—	1	—	5	—	—	—	5

Total interest income	558	412	—	2	—	972	138	(59)	79	1,051
Total interest expense	358	172	—	26	—	556	9	—	9	565

Net interest income (loss)	200	240	—	(24)	—	416	129	(59)	70	486
Less: provisions for loan losses	7	104	—	—	—	111	—	—	—	111

Net interest income (loss) after provisions for loan losses	193	136	—	(24)	—	305	129	(59)	70	375
Other income (loss):
Servicing revenue	16	4	163	—	(101)	82	—	—	—	82
Asset recovery and business processing revenue	—	—	90	—	—	90	—	—	—	90
Other income (loss)	—	—	1	3	—	4	(129)	113	(16)	(12)

Total other income (loss)	16	4	254	3	(101)	176	(129)	113	(16)	160
Expenses:
Direct operating expenses	104	43	134	6	(101)	186	—	—	—	186
Overhead expenses	—	—	—	61	—	61	—	—	—	61

Operating expenses	104	43	134	67	(101)	247	—	—	—	247
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4

Total expenses	104	43	134	67	(101)	247	—	4	4	251

Income (loss) before income tax expense (benefit)	105	97	120	(88)	—	234	—	50	50	284
Income tax expense (benefit)(3)	39	36	45	(33)	—	87	—	16	16	103

Net income (loss)	$66	$61	$75	$(55)	$—	$147	$—	$34	$34	$181

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2016
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$70	$—	$70
Total other income (loss)	(16)	—	(16)
Goodwill and acquired intangible asset impairment and amortization	—	4	4

Total “Core Earnings” adjustments to GAAP	$54	$(4)	50

Income tax expense (benefit)			16

Net income (loss)			$34

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2017 and for the three months ended

March 31, 2017 and 2016 is unaudited) (Continued)

10.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	$(23)	$54
Net impact of goodwill and acquired intangibles assets(2)	(6)	(4)
Net tax effect(3)	10	(16)

Total “Core Earnings” adjustments to GAAP	$(19)	$34

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

For us, these factors include, among others, the risks and uncertainties associated with:

•	increases in financing costs;

•	the availability of financing or limits on liquidity resulting from disruptions in the capital markets or other factors;

•	unanticipated increases in costs associated with compliance with federal, state or local laws and regulations;

•	changes in the marketplaces in which we compete (including changes in demand or changes resulting from new laws and regulations);

•	changes in accounting standards including but not limited to changes pertaining to loan loss reserves and estimates or other accounting standards that may impact our operations;

•	adverse outcomes in any significant litigation to which we are a party;

•	credit risk associated with our exposure to third parties, including counterparties to hedging or other derivative transactions; and

•	changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws).

We could also be affected by, among other things:

•	unanticipated deferrals in our FFELP securitization trusts that would delay repayment of the bonds beyond their legal final maturity date;

•	reductions to our credit ratings, the credit ratings of asset-backed securitizations we sponsor or the credit ratings of the United States of America;

•	failures of our operating systems or infrastructure, or those of third-party vendors;

•	risks related to cybersecurity including the potential disruption of our systems or potential disclosure of confidential customer information;

•	damage to our reputation resulting from cyber-breaches, litigation, the politicization of student loan servicing or other actions or factors;

•	failure to successfully implement cost-cutting initiatives and adverse effects of such initiatives on our business;

•	failure to adequately integrate acquisitions or realize anticipated benefits from acquisitions including delays or errors in converting portfolio acquisitions to our servicing platform;

•	changes in law and regulations including but not limited to changes with respect to the student lending or servicing business and financial institutions generally, securitizations or derivatives;

•	increased competition from banks and other consumer lenders;

•	changes in the general interest rate environment, including the relationship between the relevant money-market index rate and the rate at which our assets are priced;

•	our ability to successfully effectuate any acquisitions and other strategic initiatives;

•	changes in the demand for asset management and business processing solutions;

•	changes in general economic conditions; and

•

the other factors that are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) and in our other reports filed with the Securities and Exchange Commission (“SEC”).

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

Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in the “Glossary” section of our 2016 Form 10-K.

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Navient’s Business

Navient is a Fortune 500 company that provides asset management and business processing solutions to education, health care and government clients at the federal, state, and local levels. We help our clients and millions of Americans achieve financial success through our services and support. Headquartered in Wilmington, Delaware, Navient employs team members in Western New York, Northeastern Pennsylvania, Indiana, Tennessee, Texas, Virginia, and other locations.

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

Navient also provides business processing solutions to education-related clients, such as guaranty agencies and colleges and universities.

Finally, the company leverages its scale and expertise to provide additional business processing solutions to a variety of other clients, including federal agencies, state and local governments, regional authorities, courts, hospitals, health care systems and other health care providers, financial service providers, and municipalities.

For all our clients, we aim to improve their financial performance, optimize their operations, and maintain compassionate, compliant service for their customers and constituents.

As of March 31, 2017, Navient’s principal assets consisted of:

•	$85.3 billion in FFELP Loans, with a net interest margin of .77 percent for the quarter ended March 31, 2017 on a “Core Earnings” basis and a weighted average life of 7.1 years;

•	$22.6 billion in Private Education Loans, with a net interest margin of 3.16 percent for the quarter ended March 31, 2017 on a “Core Earnings” basis and a weighted average life of 6.5 years;

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

Strengths and Opportunities

Navient possesses a number of competitive advantages that distinguish it from its competitors, including:

Large, high quality asset base generating significant and predictable cash flows. At March 31, 2017, Navient’s $107.8 billion education loan portfolio is 78 percent funded to term and is expected to produce consistent and predictable cash flows over the remaining life of the portfolio. Navient’s $85.3 billion portfolio of FFELP Loans generally bears a maximum 3 percent loss exposure under the terms of the federal guaranty. Navient’s $22.6 billion portfolio of Private Education Loans bears the full credit risk of the borrower and any cosigner. Navient expects that cash flows from its FFELP Loan and Private Education Loan portfolios will significantly exceed future debt service obligations. Our interest earning assets are funded by both secured and unsecured debt.

Efficient and large-scale operating platforms. Navient is the largest servicer of education loans, servicing over $300 billion in education loans for more than 12 million customers. Navient’s inventory of contingent asset recovery receivables is $18.7 billion as of March 31, 2017. We provide services to over 1,000 education, health care and public sector clients. Navient has demonstrated scalable infrastructure with capacity to add volume at a low cost. Our market share and tested infrastructure have enabled expansion to additional clients and asset types.

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

Strong capital return. As a result of our significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases. In December 2016, Navient’s board of directors authorized a new $600 million share repurchase program effective January 1, 2017. For the quarter ended March 31, 2017, Navient repurchased 7.4 million shares of common stock for $110 million. As of March 31, 2017, the remaining common share repurchase authority was $490 million.

Navient has paid a quarterly dividend of $0.16 per share of common stock since the first quarter of 2015. For the three months ended March 31, 2017, Navient paid $46 million in dividends.

Meaningful growth opportunities. In the Asset Management business, Navient will continue pursuing opportunistic acquisitions of FFELP and Private Education Loan portfolios, including refinanced Private Education Loans, and other consumer loans. During the three months ended March 31, 2017, Navient acquired $798 million of education loans. In April 2017, we agreed to purchase a $6.9 billion education loan portfolio from JPMorgan Chase, comprised of $3.7 billion in FFELP Loans and $3.2 billion in Private Education Loans. We expect to close on this transaction in the second quarter of 2017.

In the Business Processing Solutions business, Navient will pursue additional growth opportunities, including, among others:

•

The continued expansion and growth of providing services to state and local governments through our Gila LLC subsidiary (commonly known as Municipal Services Bureau, or MSB). Gila provides receivables management services and account processing solutions for state governments, agencies, court systems, municipalities, toll authorities and financial services entities. Gila expands our customer base in the public sector and leverages our business processing solutions.

•

The continued expansion and growth of providing services to federal agencies. For example, on September 26, 2016, the Internal Revenue Service announced that it plans to begin private collection of certain overdue federal tax debts in the spring of 2017. A Navient subsidiary, Pioneer Credit Recovery, was selected along with three other contractors to implement the new program. We began collecting under this new contract in April 2017.

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

•

The continued expansion and growth of providing services to education related clients. On April 4, 2016, ED published the first part of a two-part RFP related to a new servicing platform for the Direct Student Loan Program. The first part of the RFP focused on screening candidates’ capabilities relative to certain published criteria. In July 2016, Navient was selected as one of three companies eligible to submit responses in the second part of the RFP process. On October 26, 2016, ED published the second part of the RFP for which we submitted our bid on January 9, 2017. One of the two other bidders filed a bid protest in relation to this RFP on January 5, 2017. This protest was dismissed on April 13, 2017.

Navient intends to leverage its large-scale operating platforms, superior and data-driven default prevention and asset recovery performance, operating efficiency and regulatory compliance and risk management infrastructure in growing these businesses and in pursuing other growth opportunities.

Navient’s Approach to Helping Education Loan Borrowers Achieve Success

Navient services loans for more than 12 million DSLP Loan, FFELP Loan, and Private Education Loan customers, including 6.1 million customers whose accounts are serviced under Navient’s contract with ED. We help our customers navigate the path to financial success through proactive outreach and innovative, data-driven approaches.

Leveraging four decades of expertise: In our experience, customer success means making steady progress toward repayment and avoiding falling behind on or putting off payments. With customer success and default prevention as our top priorities, we apply data-driven outreach that draws from our more than 40 years of experience. Our strategists employ risk modeling to pinpoint struggling borrowers and deploy resources where needed. By tailoring our approach to each borrower’s unique situation—e.g., recent graduates, students re-entering school, those experiencing hardships or those with student debt but no degree—we help ensure industry-leading outcomes, as evidenced by a default rate that is 31 percent lower than other servicers. Nine times out of 10 when we can reach federal loan customers who have missed payments, we can identify a solution to help them avoid default.

Getting borrowers into the right payment plans: We help customers understand the complex array of federal loan repayment options so they can make informed choices about the plans that are aligned with their financial circumstances and goals. We promote awareness of federal repayment plan options, including Income-Driven Repayment (“IDR”), through more than 170 million communications annually, including mail, email, phone calls, videos and text messages. For example, approximately one in four federal student borrowers and half of student loan balances serviced by Navient for the government were enrolled in an IDR plan (excluding loan types ineligible for the plans). We also help borrowers understand that options lengthening their repayment term may increase the total cost of their loans, while reminding them that they may pay extra or switch repayment plans at any time.

Leading the industry: Navient is a leader in recommending policy reforms aimed at improving upfront education and simplifying federal loan repayment options—reforms that we believe would make a meaningful difference for millions of Americans with student loans.

In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of March 31, 2017, $2.5 billion of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

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

We also continue to offer free resources to help customers and the general public build knowledge on personal finance topics, and we make recommendations for reforms to enhance student loan repayment success. We offer Path to Success, a series of interactive financial literacy videos, and Career Playbook, a career development video series. We also conduct a national research study, Money Under 35, that measures the financial health of Americans ages 22 to 35.

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

Selected Historical Financial Information and Ratios

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
GAAP Basis
Net income attributable to Navient Corporation	$88	$181
Diluted earnings per common share attributable to Navient Corporation	$.30	$.53
Weighted average shares used to compute diluted earnings per common share	296	343
Net interest margin, FFELP Loans	.80%	1.12%
Net interest margin, Private Education Loans	3.15%	3.49%
Return on assets	.31%	.57%
Ending FFELP Loans, net	$85,284	$94,922
Ending Private Education Loans, net	22,552	25,547

Ending total education loans, net	$107,836	$120,469

Average FFELP Loans	$86,752	$95,721
Average Private Education Loans	23,500	26,577

Average total education loans	$110,252	$122,298

“Core Earnings” Basis(1)
Net income attributable to Navient Corporation	$107	$147
Diluted earnings per common share attributable to Navient Corporation	$.36	$.43
Weighted average shares used to compute diluted earnings per common share	296	343
Net interest margin, FFELP Loans	.77%	.81%
Net interest margin, Private Education Loans	3.16%	3.56%
Return on assets	.38%	.46%
Ending FFELP Loans, net	$85,284	$94,922
Ending Private Education Loans, net	22,552	25,547

Ending total education loans, net	$107,836	$120,469

Average FFELP Loans	$86,752	$95,721
Average Private Education Loans	23,500	26,577

Average total education loans	$110,252	$122,298

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a more detailed explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the three months ended March 31, 2017.

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

Private Education Loans Segment

In this segment, we acquire, finance, and service our Private Education Loans. Private Education Loans primarily bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or students’ and families’ resources. They also allow borrowers to refinance existing education loans at a lower rate. We pursue acquisitions of Private Education Loan portfolios. These acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow as the portfolio amortizes.

Business Services Segment

Our Business Services segment generates revenue from business processing solutions related to servicing, asset recovery and other business processing activities. Within this segment, we generate revenue primarily through servicing our FFELP Loan portfolio as well as servicing education loans for Guarantors of FFELP Loans and other institutions, including ED. We provide asset recovery services for loans and receivables on behalf of Guarantors of FFELP Loans and higher education institutions. In addition, we provide asset recovery and other business processing solutions for federal, state, court, and municipal clients, public authorities, and health care organizations.

Other

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, our corporate liquidity portfolio, unallocated overhead and regulatory-related costs. We also include results from certain smaller wind-down operations within this segment.

Key Financial Measures

Our operating results are primarily driven by net interest income, provisions for loan losses and expenses incurred in our education loan portfolios; the revenues and expenses generated by our servicing, asset recovery and business processing businesses; and gains and losses on loan sales and debt repurchases. We manage and assess the performance of each business segment separately as each is focused on different customers and each derives its revenue from different activities and services. A brief summary of our key financial measures (net interest income; provisions for loan losses; charge-offs and delinquencies; servicing, asset recovery and business processing revenues; other income (loss); and operating expenses) can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

First-Quarter 2017 Summary of Results

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

First-quarter 2017 GAAP net income was $88 million ($0.30 diluted earnings per share), versus net income of $181 million ($0.53 diluted earnings per share) in the first-quarter 2016. The changes in GAAP net income are impacted by the same “Core Earnings” items discussed below, as well as changes in net income attributable to (1) unrealized, mark-to-market gains/losses on derivatives and (2) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP but have not been included in “Core Earnings” results. First-quarter 2017 GAAP results included losses of $23 million from derivative accounting treatment that are excluded from “Core Earnings” results, compared with gains of $54 million in the year-ago period. See “‘Core Earnings’ — Definition and Limitations—Differences between ‘Core Earnings’ and GAAP” for a complete reconciliation between GAAP net income and “Core Earnings.”

“Core Earnings” for the quarter were $107 million ($0.36 diluted earnings per share), compared with $147 million ($0.43 diluted earnings per share) for the year-ago quarter. The decrease in diluted core earnings per share was primarily the result of an $82 million reduction in net interest income primarily due to the amortization of the portfolio, partially offset by a $4 million reduction in provisions for loan losses, a $5 million increase in fee revenue, a $9 million decrease in operating expenses, and fewer shares outstanding due to common share repurchases. First-quarter 2017 and 2016 diluted core earnings per share were $0.37 and $0.44, respectively, excluding regulatory-related costs of $4 million recognized in each period.

During the first three months of 2017, we:

•	acquired $798 million of education loans;

•	issued $1.9 billion of FFELP asset-backed securities (“ABS”);

•	extended the maturity date of our FFELP ABCP facility from March 2018 to April 2019; the maximum financing amount decreased as scheduled to $6.75 billion from $7.5 billion;

•	issued $843 million in unsecured debt;

•	retired or repurchased $568 million of our senior unsecured debt;

•	repurchased 7.4 million common shares for $110 million; and

•	paid $46 million in common dividends.

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

GAAP Statements of Income (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2017	2016	$	%
Interest income:
FFELP Loans	$629	$634	$(5)	(1)%
Private Education Loans	374	411	(37)	(9)
Other loans	5	1	4	400
Cash and investments	7	5	2	40

Total interest income	1,015	1,051	(36)	(3)
Total interest expense	675	565	110	19

Net interest income	340	486	(146)	(30)
Less: provisions for loan losses	107	111	(4)	(4)

Net interest income after provisions for loan losses	233	375	(142)	(38)
Other income (loss):
Servicing revenue	76	82	(6)	(7)
Asset recovery and business processing revenue	100	90	10	11
Other income (loss)	(8)	(13)	5	(38)
Gains (losses) on derivative and hedging activities, net	(16)	1	(17)	(1,700)

Total other income	152	160	(8)	(5)
Expenses:
Operating expenses	238	247	(9)	(4)
Goodwill and acquired intangible asset impairment and amortization expense	6	4	2	50

Total expenses	244	251	(7)	(3)

Income before income tax expense	141	284	(143)	(50)
Income tax expense	53	103	(50)	(49)

Net income	88	181	(93)	(51)
Less: net loss attributable to noncontrolling interest	—	—	—	—

Net income attributable to Navient Corporation	$88	$181	$(93)	(51)%

Basic earnings per common share attributable to Navient Corporation	$.31	$.53	$(.22)	(42)%

Diluted earnings per common share attributable to Navient Corporation	$.30	$.53	$(.23)	(43)%

Dividends per common share attributable to Navient Corporation	$.16	$.16	$—	—%

Consolidated Earnings Summary — GAAP basis

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

For the three months ended March 31, 2017, net income was $88 million, or $0.30 diluted earnings per common share, compared with net income of $181 million, or $0.53 diluted earnings per common share, for the three months ended March 31, 2016. The decrease in net income was primarily due to a $146 million decrease in net interest income and a $17 million decrease in net gains on derivative and hedging activities. This was partially offset by a $4 million decrease in the provision for loan losses and a $9 million decrease in operating expenses.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•

Net interest income decreased by $146 million, primarily as a result of a decline in the net interest margin and the amortization of the education loan balance. The decline in net interest margin was primarily due to higher funding credit spreads and a widening of the asset and related funding interest rate indices.

•

Provisions for loan losses decreased $4 million from the year-ago quarter, primarily related to the provision for Private Education Loan losses. The provision for Private Education Loan losses was $95 million in the first quarter of 2017, down $9 million from the first quarter of 2016 primarily due to a 12 percent decrease in Private Education Loans outstanding and a $7 million and $24 million reduction in charge-offs and delinquent loans, respectively, compared to the year-ago quarter. These factors led to decreases in expected future charge-offs.

•

Net gains on derivative and hedging activities decreased $17 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

First-quarter 2017 and 2016 expenses included regulatory-related costs of $4 million in each period. Excluding these regulatory-related costs, operating expenses were $234 million in first-quarter 2017, a $9 million decrease from first-quarter 2016. This decrease was primarily due to a general reduction in costs primarily related to operating efficiency initiatives.

We repurchased 7.4 million and 19.2 million shares of our common stock during the three months ended March 31, 2017 and 2016, respectively, as part of our common share repurchase programs. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 47 million common shares (or 14 percent) from the year-ago quarter.

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

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage our business segments because “Core Earnings” reflect adjustments to GAAP financial results for three items, discussed below, that are either related to the Spin-Off or create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the three items we remove to result in our “Core Earnings” presentations are:

1.	Unrealized mark-to-market gains/losses resulting from our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness;

2.	The accounting for goodwill and acquired intangible assets; and

3.	The financial results attributable to the operations of SLM BankCo prior to the Spin-Off and related restructuring and reorganization expense incurred in connection with the Spin-Off, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off. For GAAP purposes, Navient reflected the deemed distribution of SLM BankCo on April 30, 2014. For “Core Earnings,” we exclude the consumer banking business (SLM BankCo) as if it had never been a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014. There are no adjustments related to this for the periods presented in this Form 10-Q (see 2016 Form 10-K for description of how earlier periods were impacted by this adjustment).

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

The following tables show “Core Earnings” for each business segment and our business as a whole along with the adjustments made to the income/expense items to reconcile the amounts to our reported GAAP results as required by GAAP and reported in “Note 10 — Segment Reporting.”

	Three Months Ended March 31, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$623	$374	$—	$—	$—	$997	$20	$(14)	$6	$1,003
Other loans	—	—	—	5	—	5	—	—	—	5
Cash and investments	5	—	—	2	—	7	—	—	—	7

Total interest income	628	374	—	7	—	1,009	20	(14)	6	1,015
Total interest expense	457	187	—	31	—	675	3	(3)	—	675

Net interest income (loss)	171	187	—	(24)	—	334	17	(11)	6	340
Less: provisions for loan losses	10	95	—	2	—	107	—	—	—	107

Net interest income (loss) after provisions for loan losses	161	92	—	(26)	—	227	17	(11)	6	233
Other income (loss):
Servicing revenue	13	4	149	—	(90)	76	—	—	—	76
Asset recovery and business processing revenue	—	—	100	—	—	100	—	—	—	100
Other income (loss)	—	—	—	5	—	5	(17)	(12)	(29)	(24)

Total other income (loss)	13	4	249	5	(90)	181	(17)	(12)	(29)	152
Expenses:
Direct operating expenses	93	40	126	7	(90)	176	—	—	—	176
Overhead expenses	—	—	—	62	—	62	—	—	—	62

Operating expenses	93	40	126	69	(90)	238	—	—	—	238
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	6	6	6

Total expenses	93	40	126	69	(90)	238	—	6	6	244

Income (loss) before income tax expense (benefit)	81	56	123	(90)	—	170	—	(29)	(29)	141
Income tax expense (benefit)(3)	30	21	46	(34)	—	63	—	(10)	(10)	53

Net income (loss)	$51	$35	$77	$(56)	$—	$107	$—	$(19)	$(19)	$88

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$6	$—	$6
Total other income (loss)	(29)	—	(29)
Goodwill and acquired intangible asset impairment and amortization	—	6	6

Total “Core Earnings” adjustments to GAAP	$(23)	$(6)	$(29)

Income tax expense (benefit)			(10)

Net income (loss)			$(19)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended March 31, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$555	$411	$—	$—	$—	$966	$138	$(59)	$79	$1,045
Other loans	—	—	—	1	—	1	—	—	—	1
Cash and investments	3	1	—	1	—	5	—	—	—	5

Total interest income	558	412	—	2	—	972	138	(59)	79	1,051
Total interest expense	358	172	—	26	—	556	9	—	9	565

Net interest income (loss)	200	240	—	(24)	—	416	129	(59)	70	486
Less: provisions for loan losses	7	104	—	—	—	111	—	—	—	111

Net interest income (loss) after provisions for loan losses	193	136	—	(24)	—	305	129	(59)	70	375
Other income (loss):
Servicing revenue	16	4	163	—	(101)	82	—	—	—	82
Asset recovery and business processing revenue	—	—	90	—	—	90	—	—	—	90
Other income (loss)	—	—	1	3	—	4	(129)	113	(16)	(12)

Total other income (loss)	16	4	254	3	(101)	176	(129)	113	(16)	160
Expenses:
Direct operating expenses	104	43	134	6	(101)	186	—	—	—	186
Overhead expenses	—	—	—	61	—	61	—	—	—	61

Operating expenses	104	43	134	67	(101)	247	—	—	—	247
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4

Total expenses	104	43	134	67	(101)	247	—	4	4	251

Income (loss) before income tax expense (benefit)	105	97	120	(88)	—	234	—	50	50	284
Income tax expense (benefit)(3)	39	36	45	(33)	—	87	—	16	16	103

Net income (loss)	$66	$61	$75	$(55)	$—	$147	$—	$34	$34	$181

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2016
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$70	$—	$70
Total other income (loss)	(16)	—	(16)
Goodwill and acquired intangible asset impairment and amortization	—	4	4

Total “Core Earnings” adjustments to GAAP	$54	$(4)	50

Income tax expense (benefit)			16

Net income (loss)			$34

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Differences between “Core Earnings” and GAAP

The following discussion summarizes the differences between “Core Earnings” and GAAP net income and details each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
“Core Earnings” net income attributable to Navient Corporation	$107	$147
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting	(23)	54
Net impact of goodwill and acquired intangible assets	(6)	(4)
Net tax effect	10	(16)

Total “Core Earnings” adjustments to GAAP	(19)	34

GAAP net income attributable to Navient Corporation	$88	$181

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

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$(16)	$1
Plus: Realized losses on derivative and hedging activities, net(1)	17	129

Unrealized gains on derivative and hedging activities, net(2)	1	130
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(14)	(59)
Other derivative accounting adjustments(3)	(10)	(17)

Total net impact of derivative accounting(4)	$(23)	$54

(1)

See the section titled “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Floor Income Contracts	$53	$27
Basis swaps	(1)	12
Foreign currency hedges	(32)	88
Other	(19)	3

Total unrealized gains on derivative and hedging activities, net	$1	$130

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

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(20)	$(138)
Net settlement income on interest rate swaps reclassified to net interest income	3	9

Total reclassifications of realized losses on derivative and hedging activities	$(17)	$(129)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of March 31, 2017, derivative accounting has reduced GAAP equity by approximately $90 million as a result of cumulative net unrealized losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after-tax net losses related to derivative accounting.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Beginning impact of derivative accounting on GAAP equity	$(90)	$(281)
Net impact of net unrealized gains (losses) under derivative accounting(1)	—	(48)

Ending impact of derivative accounting on GAAP equity	$(90)	$(329)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Total pre-tax net impact of derivative accounting recognized in net income(a)	$(23)	$54
Tax impact of derivative accounting adjustments recognized in net income	8	(20)
Change in unrealized gain (losses) on derivatives, net of tax recognized in other comprehensive income	15	(82)

Net impact of net unrealized gains (losses) under derivative accounting	$—	$(48)

(a)	See “‘Core Earnings’ derivative adjustments” table above.

Hedging FFELP Loan Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods. As of March 31, 2017, the remaining amortization term of the net floor premiums was approximately 5.0 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on the effective portion of these hedges are recorded in accumulated other comprehensive income and gains and losses on the ineffective portion are recorded immediately to earnings. Hedged Floor Income from these cash flow hedges that has not been recognized into “Core Earnings” and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in “Core Earnings” and GAAP in future periods and is presented net of tax. As of March 31, 2017, the remaining hedged period is approximately 5.2 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

(Dollars in millions)	March 31, 2017	March 31, 2016
Unamortized net Floor premiums (net of tax)	$(158)	$(114)
Unrecognized hedged Floor Income related to pay-fixed interest rate swaps (net of tax)	(537)	(524)

Total(1)	$(695)	$(638)

(1)	$(1.1) billion and $(1.0) billion on a pre-tax basis as of March 31, 2017 and 2016, respectively.

2) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
“Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(6)	$(4)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2017	2016	2017 vs. 2016
“Core Earnings” interest income:
FFELP Loans	$623	$555	12%
Cash and investments	5	3	67

Total “Core Earnings” interest income	628	558	13
Total “Core Earnings” interest expense	457	358	28

Net “Core Earnings” interest income	171	200	(15)
Less: provision for loan losses	10	7	43

Net “Core Earnings” interest income after provision for loan losses	161	193	(17)
Servicing revenue	13	16	(19)
Direct operating expenses	93	104	(11)

Income before income tax expense	81	105	(23)
Income tax expense	30	39	(23)

“Core Earnings”	$51	$66	(23)%

“Core Earnings” for the segment were $51 million in first-quarter 2017, compared with the year-ago quarter’s $66 million. This decrease was primarily the result of a $29 million decrease in net interest income due to the amortization of the portfolio and a decrease in net interest margin, partially offset by an $11 million decrease in operating expenses. “Core Earnings” key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
FFELP Loan spread	.86%	.89%
Net interest margin	.77%	.81%
Provision for loan losses	$10	$7
Charge-offs	$13	$16
Charge-off rate	.07%	.09%
Total delinquency rate	11.4%	14.1%
Greater than 90-day delinquency rate	6.2%	7.0%
Forbearance rate	13.5%	14.4%

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP basis FFELP Loan net interest margin.

	Three Months Ended March 31,
	2017	2016
“Core Earnings” basis FFELP Loan yield	3.33%	2.86%
Hedged Floor Income	.30	.25
Unhedged Floor Income	.17	.13
Consolidation Loan Rebate Fees	(.67)	(.65)
Repayment Borrower Benefits	(.11)	(.11)
Premium amortization	(.11)	(.15)

“Core Earnings” basis FFELP Loan net yield	2.91	2.33
“Core Earnings” basis FFELP Loan cost of funds	(2.05)	(1.44)

“Core Earnings” basis FFELP Loan spread	.86	.89
“Core Earnings” basis other interest-earning asset spread impact	(.09)	(.08)

“Core Earnings” basis FFELP Loan net interest margin(1)	.77%	.81%

“Core Earnings” basis FFELP Loan net interest margin(1)	.77%	.81%
Adjustment for GAAP accounting treatment(2)	.03	.31

GAAP basis FFELP Loan net interest margin(1)	.80%	1.12%

(1)	The average balances of our FFELP Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
FFELP Loans	$86,752	$95,721
Other interest-earning assets	3,319	3,603

Total FFELP Loan “Core Earnings” basis interest-earning assets	$90,071	$99,324

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” above.

The Company acquired $686 million of FFELP Loans in first-quarter 2017. As of March 31, 2017, our FFELP Loan portfolio totaled $85.3 billion, comprising $31.2 billion of FFELP Stafford Loans and $54.1 billion of FFELP Consolidation Loans. The weighted average life of these portfolios as of March 31, 2017 was 4.6 years and 8.4 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 5 percent and 3 percent, respectively.

Floor Income

The following table analyzes on a “Core Earnings” basis the ability of the FFELP Loans in our portfolio to earn Floor Income after March 31, 2017 and 2016, based on interest rates as of those dates.

	March 31, 2017			March 31, 2016
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Education loans eligible to earn Floor Income	$74.3	$10.0	$84.3	$82.3	$11.4	$93.7
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(38.3)	(.7)	(39.0)	(42.7)	(.8)	(43.5)
Less: economically hedged Floor Income	(20.6)	—	(20.6)	(26.2)	—	(26.2)

Education loans eligible to earn Floor Income	$15.4	$9.3	$24.7	$13.4	$10.6	$24.0

Education loans earning Floor Income	$4.7	$—	$4.7	$6.4	$.4	$6.8

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period April 1, 2017 to December 31, 2021.

(Dollars in billions)	April 1, 2017 to December 31, 2017	2018	2019	2020	2021	2022
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$20.4	$21.6	$18.5	$15.6	$10.3	$.7

Operating Expenses — FFELP Loans

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged by the Business Services segment and included in those amounts was $90 million and $101 million for the quarters ended March 31, 2017 and 2016, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 44 basis points of average FFELP Loans in both of the quarters ended March 31, 2017 and 2016. The decrease in operating expenses from the year-ago quarter was primarily the result of the decrease in the balance of the portfolio.

Private Education Loans Segment

The following table includes “Core Earnings” results for our Private Education Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2017	2016	2017 vs. 2016
“Core Earnings” interest income:
Private Education Loans	$374	$411	(9)%
Cash and investments	—	1	(100)

Total “Core Earnings” interest income	374	412	(9)
Total “Core Earnings” interest expense	187	172	9

Net “Core Earnings” interest income	187	240	(22)
Less: provision for loan losses	95	104	(9)

Net “Core Earnings” interest income after provision for loan losses	92	136	(32)
Servicing revenue	4	4	—
Direct operating expenses	40	43	(7)

Income before income tax expense	56	97	(42)
Income tax expense	21	36	(42)

“Core Earnings”	$35	$61	(43)%

“Core Earnings” for the segment were $35 million in first-quarter 2017, compared with the year-ago quarter’s $61 million. This decrease was primarily the result of a $53 million decrease in net interest income due to the amortization of the portfolio and a decrease in net interest margin, partially offset by a $9 million decrease in the provision for loan losses. “Core Earnings” key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Private Education Loan spread	3.33%	3.70%
Net interest margin	3.16%	3.56%
Provision for loan losses	$95	$104
Charge-offs	$137	$144
Charge-off rate	2.6%	2.4%
Total delinquency rate	6.8%	6.2%
Greater than 90-day delinquency rate	3.5%	3.2%
Forbearance rate	3.6%	3.7%
Loans in repayment with more than 12 payments made	95%	95%
Cosigner rate	64%	64%

Private Education Loan Net Interest Margin

The following table shows the “Core Earnings” basis Private Education Loan net interest margin along with reconciliation to the GAAP basis Private Education Loan net interest margin before provision for loan losses.

	Three Months Ended March 31,
	2017	2016
“Core Earnings” basis Private Education Loan yield	6.45%	6.22%
“Core Earnings” basis Private Education Loan cost of funds	(3.12)	(2.52)

“Core Earnings” basis Private Education Loan spread	3.33	3.70
“Core Earnings” basis other interest-earning asset spread impact	(.17)	(.14)

“Core Earnings” basis Private Education Loan net interest margin(1)	3.16%	3.56%

“Core Earnings” basis Private Education Loan net interest margin(1)	3.16%	3.56%
Adjustment for GAAP accounting treatment(2)	(.01)	(.07)

GAAP basis Private Education Loan net interest margin(1)	3.15%	3.49%

(1)	The average balances of our Private Education Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Private Education Loans	$23,500	$26,577
Other interest-earning assets	578	601

Total Private Education Loan “Core Earnings” basis interest-earning assets	$24,078	$27,178

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’—Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” above.

The decline in the net interest margin primarily relates to an increase in the cost of funds as a result of higher funding credit spreads, as well as a widening of the asset and related funding interest rate indices.

The Company acquired $112 million of Private Education Loans in the first-quarter 2017. As of March 31, 2017, our Private Education Loan portfolio totaled $22.6 billion. The weighted-average life of this portfolio as of March 31, 2017 was 6.5 years assuming a CPR of 5 percent.

Private Education Loan Provision for Loan Losses

In establishing the allowance for Private Education Loan losses as of March 31, 2017, we considered several factors with respect to our Private Education Loan portfolio. Among these factors were: total loan delinquencies decreased to $1.45 billion, down $24 million from $1.47 billion in the year-ago quarter. Loan delinquencies of 90 days or more decreased to $746 million, down $3 million from $749 million in the year-ago quarter. Charge-offs decreased to $137 million, down $7 million from $144 million in the year-ago quarter. Loans in forbearance decreased to $793 million, down $123 million from $916 million in the year-ago quarter.

The provision for Private Education Loan losses was $95 million in the first quarter of 2017, down $9 million from the first quarter of 2016 primarily due to a 12 percent decrease in Private Education Loans outstanding and a $7 million and $24 million reduction in charge-offs and delinquent loans, respectively, compared to the year-ago period. These factors led to decreases in expected future charge-offs.

Operating Expenses — Private Education Loans Segment

Operating expenses for our Private Education Loans segment include costs incurred to service and collect on our Private Education Loan portfolio. Operating expenses were $40 million and $43 million for the three months ended March 31, 2017 and 2016, respectively.

Business Services Segment

The following table includes “Core Earnings” results for our Business Services segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2017	2016	2017 vs. 2016
Net interest income	$—	$—	—%
Servicing revenue:
Intercompany loan servicing	90	101	(11)
Third-party loan servicing	54	54	—
Guarantor servicing	5	8	(38)

Total servicing revenue	149	163	(9)
Asset recovery and business processing revenue	100	90	11
Other Business Services revenue	—	1	(100)

Total other income	249	254	(2)
Direct operating expenses	126	134	(6)

Income before income tax expense	123	120	3
Income tax expense	46	45	2

“Core Earnings”	$77	$75	3%

“Core Earnings” were $77 million in the first quarter of 2017, compared with $75 million in the year-ago quarter. Key segment metrics are as follows:

	As of March 31,
(Dollars in billions)	2017	2016
Number of accounts serviced for ED (in millions)	6.1	6.3
Total federal loans serviced	$295	$291
Contingent collections receivables inventory:
Education loans	$8.8	$10.1
Other	9.9	9.1

Total contingent collections receivables inventory	$18.7	$19.2

Revenues related to services performed on FFELP Loans accounted for 66 percent and 64 percent, respectively, of total Business Services segment revenues for the quarters ended March 31, 2017 and 2016.

Servicing Revenue

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $86 billion and $94 billion for the quarters ended March 31, 2017 and 2016, respectively. The decline in the intercompany loan servicing revenue from the year-ago quarter was the primary reason for the decline in servicing revenue and was due to the decline in the average balance of FFELP Loans serviced.

The Company services education loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.1 million customer accounts under the ED Servicing Contract as of March 31, 2017, compared with 6.3 million customer accounts serviced at March 31, 2016. Third-party loan servicing fees in the quarters ended March 31, 2017 and 2016 included $37 million and $37 million, respectively, of servicing revenue related to the ED Servicing Contract. On June 13, 2014, ED extended its servicing contract with us to service Direct Student Loan Program federal loans for five more years.

On April 4, 2016, ED published the first part of a two-part RFP related to a new servicing platform for the Direct Student Loan Program. The first part of the RFP focused on screening candidates’ capabilities relative to certain published criteria. In July 2016, Navient was selected as one of three companies eligible to submit responses in the second part of the RFP process. On October 26, 2016, ED published the second part of the RFP for which we submitted our bid on January 9, 2017. One of the two other bidders filed a bid protest in relation to this RFP on January 5, 2017. This protest was dismissed on April 13, 2017.

Asset Recovery and Business Processing Revenue

Our asset recovery and business processing revenue consists of fees we receive for asset recovery of delinquent and defaulted debt on behalf of third-party clients performed on a contingent basis. Business processing revenue consists of fees we earn processing transactions on behalf of our municipal, public authority and health care clients. Asset recovery and business processing revenue increased $10 million primarily due to an increase in revenue related to an increase in education loan-related asset recovery volume.

Since 1997, Navient has provided asset recovery services on defaulted education loans to ED. This contract expired by its terms on February 21, 2015 and our Pioneer Credit Recovery (“Pioneer”) subsidiary received no new account placements under the contract. We engaged with ED to learn more about their decision and address any questions or concerns they may have. In addition, in March 2015, Pioneer filed a bid protest with the U.S. Government Accountability Office (“GAO”) which protest was dismissed in March 2015 from the GAO based upon overlapping jurisdiction. Following the bid protest dismissal, Pioneer filed its own complaint with the U.S. Court of Federal Claims (“COFC”), which complaint was consolidated with several similar cases filed by other private collection agencies. On April 16, 2015, Pioneer’s complaint, together with the other plaintiffs’ consolidated complaints, was dismissed for lack of jurisdiction. We appealed this decision to the United States Court of Appeals for the Federal Circuit and, on July 16, 2016, the Court of Appeals reversed the ruling of the Federal Court of Claims and remanded the case for further proceedings. This matter remains open.

Separately, we had submitted a response to ED’s RFP in relation to a new contract for similar services. On December 9, 2016, Navient was informed by ED that neither of our subsidiaries, Pioneer nor General Revenue Corporation (“GRC”), was awarded a contract to perform collections and loan rehabilitation services for federal student loan borrowers. In December 2016, both Pioneer and GRC filed bid protests with the GAO. GRC’s bid protest was dismissed in part in January 2017 and GRC filed a supplemental protest. GRC’s protest was sustained on March 27, 2017. Pioneer’s bid protest with the GAO was dismissed from the GAO on March 30, 2017 based upon over lapping jurisdiction. Pioneer filed a substantially similar complaint with the COFC on April 11, 2017. These matters are still outstanding.

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

Operating Expenses — Business Services Segment

Operating expenses for our Business Services segment primarily include costs incurred to service our FFELP Loan portfolio, third-party servicing and asset recovery and business processing costs, and other operating costs. The $8 million decrease in operating expenses in the first quarter of 2017 compared with the year-ago quarter was primarily due to a general reduction in costs primarily related to operating efficiency initiatives.

Other Segment

The following table includes “Core Earnings” results of our Other segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2017	2016	2017 vs. 2016
Net interest loss after provision for loan losses	$(26)	$(24)	8%
Other income	5	3	67
Direct operating expenses	7	6	17
Overhead expenses:
Corporate overhead	36	34	6
Unallocated information technology costs	26	27	(4)

Total overhead expenses	62	61	2

Total operating expenses	69	67	3

Loss before income tax benefit	(90)	(88)	2
Income tax benefit	(34)	(33)	3

“Core Earnings” (loss)	$(56)	$(55)	2%

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

	Three Months Ended March 31,
	2017		2016
(Dollars in millions)	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$86,752	2.94%	$95,721	2.66%
Private Education Loans	23,500	6.45	26,577	6.22
Other loans	173	11.16	69	8.50
Cash and investments	5,025	.57	5,418	.39

Total interest-earning assets	115,450	3.57%	127,785	3.31%

Non-interest-earning assets	4,213		4,141

Total assets	$119,663		$131,926

Average Liabilities and Equity
Short-term borrowings	$2,221	3.53%	$2,433	2.62%
Long-term borrowings	111,207	2.39	123,107	1.80

Total interest-bearing liabilities	113,428	2.41%	125,540	1.81%

Non-interest-bearing liabilities	2,505		2,571
Equity	3,730		3,815

Total liabilities and equity	$119,663		$131,926

Net interest margin		1.19%		1.53%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
Three Months Ended March 31, 2017 vs. 2016
Interest income	$(36)	$77	$(113)
Interest expense	110	173	(63)

Net interest income	$(146)	$(96)	$(50)

(1)	Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net — GAAP and “Core Earnings” Basis

	March 31, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$137	$—	$137	$92	$229
Grace, repayment and other(2)	30,599	53,777	84,376	23,405	107,781

Total, gross	30,736	53,777	84,513	23,497	108,010
Unamortized premium/(discount)	485	350	835	(434)	401
Receivable for partially charged-off loans	—	—	—	800	800
Allowance for loan losses	(37)	(27)	(64)	(1,311)	(1,375)

Total education loan portfolio	$31,184	$54,100	$85,284	$22,552	$107,836

% of total FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

	December 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$148	$—	$148	$104	$252
Grace, repayment and other(2)	31,700	55,070	86,770	24,229	110,999

Total, gross	31,848	55,070	86,918	24,333	111,251
Unamortized premium/(discount)	510	369	879	(457)	422
Receivable for partially charged-off loans	—	—	—	815	815
Allowance for loan losses	(39)	(28)	(67)	(1,351)	(1,418)

Total education loan portfolio	$32,319	$55,411	$87,730	$23,340	$111,070

% of total FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount) — GAAP and “Core Earnings” Basis

	Three Months Ended March 31, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$31,989	$54,763	$86,752	$23,500	$110,252
% of FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

	Three Months Ended March 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$36,492	$59,229	$95,721	$26,577	$122,298
% of FFELP	38%	62%	100%
% of total	30%	48%	78%	22%	100%

Education Loan Activity — GAAP and “Core Earnings” Basis

	Three Months Ended March 31, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$32,319	$55,411	$87,730	$23,340	$111,070
Acquisitions	309	377	686	112	798
Capitalized interest and premium/discount amortization	242	252	494	85	579
Consolidations to third parties	(765)	(743)	(1,508)	(160)	(1,668)
Repayments and other	(921)	(1,197)	(2,118)	(825)	(2,943)

Ending balance	$31,184	$54,100	$85,284	$22,552	$107,836

	Three Months Ended March 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$36,854	$59,548	$96,402	$26,394	$122,796
Acquisitions	273	1,258	1,531	6	1,537
Capitalized interest and premium/discount amortization	270	262	532	114	646
Consolidations to third parties	(679)	(470)	(1,149)	(121)	(1,270)
Repayments and other	(1,072)	(1,322)	(2,394)	(846)	(3,240)

Ending balance	$35,646	$59,276	$94,922	$25,547	$120,469

Education Loan Allowance for Loan Losses Activity — GAAP and “Core Earnings” Basis

	Three Months Ended March 31,
	2017			2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$67	$1,351	$1,418	$78	$1,471	$1,549
Less:
Charge-offs(1)	(13)	(137)	(150)	(16)	(144)	(160)
Plus:
Provision for loan losses	10	95	105	7	104	111
Reclassification of interest reserve(2)	—	2	2	—	3	3

Ending balance	$64	$1,311	$1,375	$69	$1,434	$1,503

Percent of total	5%	95%	100%	5%	95%	100%

Troubled debt restructuring(3)	$—	$10,684	$10,684	$—	$10,701	$10,701

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

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	FFELP Loan Delinquencies
	March 31,
	2017		2016
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,791		$7,974
Loans in forbearance(2)	10,627		12,373
Loans in repayment and percentage of each status:
Loans current	60,310	88.6%	63,278	85.9%
Loans delinquent 31-60 days(3)	2,300	3.4	3,554	4.8
Loans delinquent 61-90 days(3)	1,204	1.8	1,655	2.3
Loans delinquent greater than 90 days(3)	4,281	6.2	5,143	7.0

Total FFELP Loans in repayment	68,095	100%	73,630	100%

Total FFELP Loans, gross	84,513		93,977
FFELP Loan unamortized premium	835		1,014

Total FFELP Loans	85,348		94,991
FFELP Loan allowance for losses	(64)		(69)

FFELP Loans, net	$85,284		$94,922

Percentage of FFELP Loans in repayment		80.6%		78.3%

Delinquencies as a percentage of FFELP Loans in repayment		11.4%		14.1%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		13.5%		14.4%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP and “Core Earnings” Basis

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Allowance at beginning of period	$67	$78
Provision for FFELP Loan losses	10	7
Charge-offs	(13)	(16)

Allowance at end of period	$64	$69

Charge-offs as a percentage of average loans in repayment (annualized)	.07%	.09%
Allowance coverage of charge-offs (annualized)	1.2	1.1
Allowance as a percentage of ending total loans, gross	.08%	.07%
Allowance as a percentage of ending loans in repayment	.09%	.09%
Ending total loans, gross	$84,513	$93,977
Average loans in repayment	$69,302	$73,697
Ending loans in repayment	$68,095	$73,630

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	Private Education Loan Delinquencies
	March 31,
	2017		2016
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,337		$1,927
Loans in forbearance(2)	793		916
Loans in repayment and percentage of each status:
Loans current	19,918	93.2%	22,313	93.8%
Loans delinquent 31-60 days(3)	424	2.0	434	1.8
Loans delinquent 61-90 days(3)	279	1.3	290	1.2
Loans delinquent greater than 90 days(3)	746	3.5	749	3.2

Total Private Education Loans in repayment	21,367	100%	23,786	100%

Total Private Education Loans, gross	23,497		26,629
Private Education Loan unamortized discount	(434)		(515)

Total Private Education Loans	23,063		26,114
Private Education Loan receivable for partially charged-off loans	800		867
Private Education Loan allowance for losses	(1,311)		(1,434)

Private Education Loans, net	$22,552		$25,547

Percentage of Private Education Loans in repayment		90.9%		89.3%

Delinquencies as a percentage of Private Education Loans in repayment		6.8%		6.2%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.6%		3.7%

Loans in repayment with more than 12 payments made		95%		95%

Percentage of Private Education Loans with a cosigner		64%		64%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses—GAAP and “Core Earnings” Basis

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Allowance at beginning of period	$1,351	$1,471
Provision for Private Education Loan losses	95	104
Charge-offs(1)	(137)	(144)
Reclassification of interest reserve(2)	2	3

Allowance at end of period	$1,311	$1,434

Charge-offs as a percentage of average loans in repayment (annualized)	2.6%	2.4%
Allowance coverage of charge-offs (annualized)	2.4	2.5
Allowance as a percentage of ending total loans	5.4%	5.2%
Allowance as a percentage of ending loans in repayment	6.1%	6.0%
Ending total loans(3)	$24,297	$27,496
Average loans in repayment	$21,791	$24,180
Ending loans in repayment	$21,367	$23,786

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

The following table summarizes the activity in the receivable for partially charged-off loans.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Receivable at beginning of period	$815	$881
Expected future recoveries of current period defaults(1)	34	36
Recoveries(2)	(44)	(47)
Charge-offs(3)	(5)	(3)

Receivable at end of period	$800	$867

(1)	Represents our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall—the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

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

At March 31, 2017, loans in forbearance status as a percentage of loans in repayment and forbearance were 13.6 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.8 percent for loans that have made more than 48 monthly payments.

At March 31, 2017, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 9.9 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.9 percent for loans that have made more than 48 monthly payments.

For the three months ended March 31, 2017, charge-offs as a percentage of loans in repayment were 9.3 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.2 percent for loans that have made more than 48 monthly payments.

GAAP and “Core Earnings” Basis:

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
March 31, 2017	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$1,337	$1,337
Loans in forbearance	229	99	92	97	276	—	793
Loans in repayment — current	854	859	1,378	2,109	14,718	—	19,918
Loans in repayment — delinquent 31-60 days	45	43	54	64	218	—	424
Loans in repayment — delinquent 61-90 days	38	33	37	44	127	—	279
Loans in repayment — delinquent greater than 90 days	110	96	123	126	291	—	746

Total	$1,276	$1,130	$1,684	$2,440	$15,630	$1,337	23,497

Unamortized discount							(434)
Receivable for partially charged-off loans							800
Allowance for loan losses							(1,311)

Total Private Education Loans, net							$22,552

Loans in forbearance as a percentage of loans in repayment and forbearance	17.9%	8.8%	5.5%	4.0%	1.8%	—%	3.6%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	10.5%	9.3%	7.7%	5.4%	1.9%	—%	3.5%

Charge-offs as a percentage of loans in repayment	11.7%	6.8%	5.0%	3.4%	1.2%	—%	2.6%

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
March 31, 2016	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$1,927	$1,927
Loans in forbearance	312	124	122	111	247	—	916
Loans in repayment — current	939	1,420	2,297	3,273	14,384	—	22,313
Loans in repayment — delinquent 31-60 days	71	53	70	62	178	—	434
Loans in repayment — delinquent 61-90 days	56	42	49	41	102	—	290
Loans in repayment — delinquent greater than 90 days	162	117	133	109	228	—	749

Total	$1,540	$1,756	$2,671	$3,596	$15,139	$1,927	26,629

Unamortized discount							(515)
Receivable for partially charged-off loans							867
Allowance for loan losses							(1,434)

Total Private Education Loans, net							$25,547

Loans in forbearance as a percentage of loans in repayment and forbearance	20.3%	7.1%	4.6%	3.1%	1.6%	—%	3.7%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	13.2%	7.2%	5.2%	3.1%	1.5%	—%	3.2%

Charge-offs as a percentage of loans in repayment	13.5%	5.1%	3.4%	2.0%	1.0%	—%	2.4%

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of March 31, 2017.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$17,493	$3,296	$578	$21,367
$ in total	$19,303	$3,597	$597	$23,497
Payment method by enrollment status:

In-school/grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. As of March 31, 2017 and 2016, customers in repayment owing approximately $0.6 billion (3 percent of loans in repayment) and $1.5 billion (6 percent of loans in repayment), respectively, were enrolled in the interest-only program.

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

We define our liquidity risk as the potential inability to meet our obligations when they become due without incurring unacceptable losses or to invest in future asset growth and business operations at reasonable market rates. Our primary liquidity risk relates to our ability to service our debt, meet our other business obligations and to continue to grow our business. The ability to access the capital markets is impacted by general market and economic conditions, our credit ratings, as well as the overall availability of funding sources in the marketplace. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including over-the-counter derivatives.

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

We have unsecured debt that totaled $14.0 billion at March 31, 2017. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade. From May 1, 2014 (Spin-Off) to March 31, 2017, we issued $3.6 billion of unsecured debt ($1.0 billion in fourth-quarter 2014, $500 million in first-quarter 2015, $1.3 billion in third-quarter 2016 and $843 million in first-quarter 2017) at an average all-in cost of one-month LIBOR plus 4.73 percent and an average term to maturity of 6.2 years.

We no longer originate Private Education Loans or FFELP Loans and therefore have no liquidity requirements for new originations. We have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties such as the $6.9 billion portfolio acquisition from JPMorgan Chase expected to close in the second quarter of 2017. This portfolio purchase and any future purchases will be part of our ongoing liquidity needs.

We expect to fund our ongoing liquidity needs, including the repayment of $0.6 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($350 million in the three months ended March 31, 2017), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional secured loan facilities or additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	March 31, 2017	December 31, 2016
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,366	$1,256
Unencumbered FFELP Loans	594	359

Total GAAP and “Core Earnings” basis	$1,960	$1,615

Average Balances

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,093	$1,186
Unencumbered FFELP Loans	904	1,108

Total GAAP and “Core Earnings” basis	$1,997	$2,294

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of March 31, 2017 and 2016, the maximum additional capacity under these facilities was $3.1 billion and $1.2 billion, respectively. For the three months ended March 31, 2017 and 2016, the average maximum additional capacity under these facilities was $2.7 billion and $1.9 billion, respectively.

In addition to the FFELP Loan-other facilities, liquidity may also be available from our Private Education Loan asset-backed commercial paper (“ABCP”) facility which matures on June 26, 2017. This facility’s maximum financing amount is $750 million. At March 31, 2017, the available capacity under this facility was $209 million. Borrowing under this facility will vary and is subject to the availability of qualifying collateral from unencumbered Private Education Loans and the other terms and conditions set forth in the agreement.

Depending upon market conditions and other available funding at the time of each portfolio purchase, we expect a portion of the JPMorgan Chase portfolio acquisition to be funded through our existing ABCP facilities.

At March 31, 2017, we had a total of $6.9 billion of unencumbered assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $3.3 billion of our unencumbered assets of which $2.7 billion and $0.6 billion related to Private Education Loans and FFELP Loans, respectively. In addition, as of March 31, 2017, we had $10.8 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). In fourth-quarter 2015, we closed on a $550 million Private Education Loan ABS Repurchase Facility and in the second-quarter 2016, we closed on a second $478 million Private Education Loan ABS Repurchase Facility. Both repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

For further discussion of our various sources of liquidity, our access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6—Borrowings” in our Annual Report on Form 10-K for the year ended December 31, 2016.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	March 31, 2017	December 31, 2016
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.7	$4.7
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.1	6.1
Tangible unencumbered assets(1)	6.9	6.8
Senior unsecured debt	(14.0)	(13.7)
Mark-to-market on unsecured hedged debt(2)	(.4)	(.4)
Other liabilities, net	(.3)	(.4)

Total tangible equity — GAAP Basis	$3.0	$3.1

(1)	At March 31, 2017, December 31, 2016 and March 31, 2016, excludes goodwill and acquired intangible assets, net, of $664 million and $670 million, respectively.
(2)

At March 31, 2017 and December 31, 2016, there were $319 million and $403 million, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

First-Quarter 2017 Financing Transactions

During the first-quarter 2017, Navient issued $1.9 billion in FFELP asset-backed securities (“ABS”) and $843 million in unsecured debt.

In the first-quarter 2017, Navient extended the maturity date of its FFELP ABCP facility. The facility’s maturity date was extended to April 2019 from March 2018 and its maximum financing amount was decreased as scheduled to $6.75 billion from $7.5 billion, with a step down to $6.0 billion in April 2018. This facility provides liquidity for FFELP loans.

Shareholder Distributions

In March 2017, we paid a common stock dividend of $0.16 per share.

We repurchased 7.4 million shares of common stock for $110 million in the first quarter of 2017. The shares were repurchased under our previously disclosed share repurchase program. As of March 31, 2017, the remaining repurchase authority was $490 million. In the first quarter of 2016, we repurchased 19.2 million shares for $200 million.

Recent Second-Quarter 2017 Financing Transactions

In April 2017, we issued $1.0 billion in FFELP ABS.

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

Related to derivative transactions, protection against counterparty risk is generally provided by Master Agreements, Schedules, and Credit Support Annexes (“CSAs”) developed by the International Swaps and Derivatives Association, Inc. (“ISDA documentation”). In particular, Navient’s CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. All corporate derivative contracts entered into by Navient are covered under such agreements and require collateral to be exchanged based on the net fair value of derivatives with each counterparty. Corporate derivative contracts traded through a clearing organization also require daily movement of collateral to be exchanged based on the net fair value of the contracts. Our securitization trusts with swaps have ISDA documentation with protections against counterparty risk. The collateral calculations contemplated in the ISDA documentation of our securitization trusts require collateral based on the fair value of the derivative which may be adjusted for additional collateral based on rating agency criteria requirements considered within the collateral agreement. The trusts are not required to post collateral to the counterparties. In all cases, our exposure is limited to the value of the derivative contracts in a gain position net of any collateral we are holding. We consider counterparties’ credit risk when determining the fair value of derivative positions on our exposure net of collateral.

We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rate and foreign exchange rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties. See “Note 7—Derivative Financial Instruments” in our 2016 Form 10-K for more information on the amount of cash that has been received and delivered to derivative counterparties.

The table below highlights exposure related to our derivative counterparties at March 31, 2017.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$87	$4
Percent of exposure to counterparties with credit ratings below S&P AA-or Moody’s Aa3	79%	20%
Percent of exposure to counterparties with credit ratings below S&P A-or Moody’s A3	20%	0%

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at March 31, 2017 and December 31, 2016, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three months ended March 31, 2017 and 2016. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2.)

Ending Balances

	March 31, 2017			December 31, 2016
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$571	$13,424	$13,995	$717	$13,029	$13,746

Total unsecured borrowings	571	13,424	13,995	717	13,029	13,746
Secured borrowings:
FFELP Loan securitizations	—	73,047	73,047	—	73,522	73,522
Private Education Loan securitizations(1)	548	13,343	13,891	548	14,125	14,673
FFELP Loan — other facilities	—	10,409	10,409	—	12,443	12,443
Private Education Loan — other facilities	540	—	540	464	—	464
Other(2)	502	—	502	606	—	606

Total secured borrowings	1,590	96,799	98,389	1,618	100,090	101,708

Total before hedge accounting adjustments	2,161	110,223	112,384	2,335	113,119	115,454
Hedge accounting adjustments	(1)	(637)	(638)	(1)	(751)	(752)

Total	$2,160	$109,586	$111,746	$2,334	$112,368	$114,702

(1)

Includes $548 million and $548 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facility (“Repurchase Facility”) as of March 31, 2017 and December 31, 2016, respectively. Includes $476 million and $475 million of long-term debt related to the Repurchase Facility as of March 31, 2017 and December 31, 2016, respectively.

(2)

“Other” primarily includes the obligation to return cash collateral held related to derivative exposures, which includes $95 million and $193 million of securities re-pledged subject to an overnight repurchase transaction as of March 31, 2017 and December 31, 2016, respectively.

Secured borrowings comprised 88 percent of our “Core Earnings” basis debt outstanding at March 31, 2017 and December 31, 2016.

Average Balances

	Three Months Ended March 31,
	2017		2016
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$13,828	4.96%	$14,392	4.29%

Total unsecured borrowings	13,828	4.96	14,392	4.29

Secured borrowings:
FFELP Loan securitizations	72,824	1.93	76,735	1.33
Private Education Loan securitizations(1)	14,167	3.00	16,668	2.43
FFELP Loan — other facilities	11,663	1.67	16,341	1.10
Private Education Loan — other facilities	501	2.66	484	2.25
Other(2)	445	2.72	920	.86

Total secured borrowings	99,600	2.06	111,148	1.46

“Core Earnings” basis borrowings	$113,428	2.41%	$125,540	1.78%

“Core Earnings” basis borrowings	$113,428	2.41%	$125,540	1.78%
Adjustment for GAAP accounting treatment	—	—	—	.03

GAAP basis borrowings	$113,428	2.41%	$125,540	1.81%

(1)

Includes $1.0 billion and $546 million of debt related to the Private Education Loan asset-backed securitization repurchase facility (“Repurchase Facility”) for the three months ended March 31, 2017 and 2016, respectively.

(2)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model, and derivative accounting can be found in our 2016 Form 10-K. There were no significant changes to these critical accounting policies during the first three months of 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at March 31, 2017 and December 31, 2016, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings before unrealized gains (losses) on derivative and hedging activities, a sensitivity analysis was performed assuming the funding index increases 10 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. These earnings sensitivities are applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of March 31, 2017 Impact on Annual Earnings If:			As of March 31, 2016 Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(23)	$(52)	$(95)	$(79)	$(140)	$(116)
Unrealized gains (losses) on derivative and hedging activities	(21)	(204)	—	(53)	(338)	—

Increase (decrease) in income before taxes	$(44)	$(256)	$(95)	$(132)	$(478)	$(116)

Increase (decrease) in net income after taxes	$(28)	$(161)	$(60)	$(83)	$(301)	$(73)

Increase (decrease) in diluted earnings per common share	$(.09)	$(.55)	$(.20)	$(.25)	$(.89)	$(.22)

(1)

If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 10 basis points while holding the asset index constant. There is no sensitivity analysis related to the unrealized gains (losses) on derivative and hedging activities as part of this potential impact on earnings.

	At March 31, 2017
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$84,531	$(347)	—%	$(726)	(1)%
Private Education Loans	22,687	—	—	—	—
Other earning assets	5,398	—	—	—	—
Other assets	4,656	6	—	344	7

Total assets gain/(loss)	$117,272	$(341)	—%	$(382)	—%

Liabilities
Interest-bearing liabilities	$109,912	$(602)	(1)%	$(1,683)	(2)%
Other liabilities	2,472	226	9	1,097	44

Total liabilities (gain)/loss	$112,384	$(376)	—%	$(586)	(1)%

	At December 31, 2016
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$86,626	$(378)	—%	$(782)	(1)%
Private Education Loans	23,191	—	—	—	—
Other earning assets	5,203	—	—	—	—
Other assets	4,863	(34)	(1)	304	6

Total assets gain/(loss)	$119,883	$(412)	—%	$(478)	—%

Liabilities
Interest-bearing liabilities	$112,172	$(607)	(1)%	$(1,695)	(2)%
Other liabilities	2,711	155	6	980	36

Total liabilities (gain)/loss	$114,883	$(452)	—%	$(715)	(1)%

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

During the three months ended March 31, 2017 and 2016, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of derivative contracts. The result of these hedging transactions was to fix the relative spread between the education loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our variable rate assets being funded with fixed rate liabilities and equity. Item (i) will generally cause income to decrease when interest rates increase from a low interest rate environment, whereas item (ii) will generally cause income to increase when interest rates increase. In both 2017 and 2016, the loss of income is due almost entirely to item (i) above. The decrease in the loss in 2017 as compared to 2016 was due to both the natural amortization of the FFELP loan portfolio as well as higher interest rates in first-quarter 2017 compared to first-quarter 2016, which resulted in a loss of unhedged Floor Income between the first quarter of 2016 and the first quarter of 2017. Item (ii) had little impact in either period as the Company entered into derivative contracts in 2015 to convert a portion of fixed rate debt to variable rate debt as a part of its overall interest rate risk management strategy, thereby better match-funding its floating rate assets with variable rate debt.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in unrealized gains (losses) on derivative and hedging activities in 2017 and 2016 are primarily due to (1) the notional amount and remaining term of our derivative portfolio and related hedged debt and (2) the interest rate environment. As of March 31, 2017, the Company’s derivative portfolio has declined in size and has a shorter remaining term than the prior year period due to the natural amortization of the education loan portfolios over the year. Both factors contribute to the Company losing less income in an increasing interest rate environment in the current period as compared to the prior-year period.

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 10 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the March 31, 2017 and 2016 analyses is primarily the result of one-month LIBOR-indexed FFELP Loans being funded with three-month LIBOR and other non-discrete indexed liabilities, as well as, to a lesser extent, Prime-indexed Private Education Loans being funded with LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 3 for a further discussion.

In addition to interest rate risk addressed in the preceding tables, we are also exposed to risks related to foreign currency exchange rates. Foreign currency exchange risk is primarily the result of foreign currency denominated debt issued by us. When we issue foreign denominated corporate unsecured and securitization debt, our policy is to use cross currency interest rate swaps to swap all foreign currency denominated debt payments (fixed and floating) to U.S. dollar LIBOR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest bearing liabilities would be affected by a change in exchange rates; however, the change would be materially offset by the cross-currency interest rate swaps in other assets or other liabilities. In the current economic environment, volatility in the spread between spot and forward foreign exchange rates has resulted in material mark-to-market impacts to current-period earnings which have not been factored into the above analysis. The earnings impact is noncash, and at maturity of the instruments the cumulative mark-to-market impact will be zero.

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2017. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.2	$—	$4.2
Prime	annual	.4	—	.4
Prime	quarterly	2.3	—	2.3
Prime	monthly	11.6	—	11.6
Prime	daily	—	—	—
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	—	44.6	(44.6)
3-month LIBOR	daily	—	1.0	(1.0)
1-month LIBOR	monthly	6.1	38.2	(32.1)
1-month LIBOR daily	daily	80.2	—	80.2
CMT/CPI Index	monthly/quarterly	—	.1	(.1)
Non-Discrete reset(3)	monthly	—	13.0	(13.0)
Non-Discrete reset(4)	daily/weekly	5.4	.4	5.0
Fixed Rate(5)		7.4	20.6	(13.2)

Total		$117.9	$117.9	$—

(1)	FFELP Loans of $22.7 billion ($20.1 billion LIBOR index and $2.6 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate ABS and ABCP facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

“Core Earnings” Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.2	$—	$4.2
Prime	annual	.4	—	.4
Prime	quarterly	2.3	—	2.3
Prime	monthly	11.6	—	11.6
Prime	daily	—	—	—
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	—	41.2	(41.2)
3-month LIBOR	daily	—	1.0	(1.0)
1-month LIBOR	monthly	6.1	44.7	(38.6)
1-month LIBOR	daily	80.2	—	80.2
Non-Discrete reset(3)	monthly	—	13.0	(13.0)
Non-Discrete reset(4)	daily/weekly	5.4	.4	5.0
Fixed Rate(5)		6.9	17.1	(10.2)

Total		$117.4	$117.4	$—

(1)	FFELP Loans of $4.8 billion ($4.8 billion LIBOR index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate ABS and ABCP facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at March 31, 2017.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	6.9
Other loans	5.3
Cash and investments	.1

Total earning assets	6.6

Borrowings
Short-term borrowings	.4
Long-term borrowings	6.2

Total borrowings	6.1

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2017. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 18, 2011, an education loan borrower filed a putative class action complaint against SLM Corporation as it existed prior to the Spin-Off (“Old SLM”) in the U.S. District Court for the Northern District of California. The complaint was captioned Tina M. Ubaldi v. SLM Corporation et. al. The plaintiff brought the complaint on behalf of a putative class consisting of other similarly situated California borrowers. The complaint alleged, among other things, that Old SLM’s practice of charging late fees that were proportional to the amount of missed payments constituted liquidated damages in violation of California law and that Old SLM engaged in unfair business practices by charging daily interest on private educational loans. Plaintiffs subsequently amended their complaint to include usury claims under California state law and to seek restitution of late charges and interest paid by members of the putative class, injunctive relief, cancellation of all future interest payments, treble damages as permitted by law, as well as costs and attorneys’ fees, among other relief. In the fourth quarter of 2016, the parties reached a settlement in principle that would resolve the Ubaldi matter, as well as the related lawsuit of Marlene Blyden v. Navient Corporation, et al. While we cannot provide any assurances that we will be able to finalize the proposed settlement on terms that are acceptable to the Company or if the Court will ultimately approve of the proposed settlement, we do not believe that the financial impact of the final settlement, if any, will be material. The Company agreed to settle these matters to avoid the burden, expense, risk, and uncertainty of continued litigation. A reserve was established for this matter as of December 31, 2016.

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

The Company has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws. One of these putative class action suits is Randy Johnson v. Navient Solutions, Inc. (“NSI”). On May 4, 2015, Randy Johnson filed a putative class action in the United States District Court for the Southern District of Indiana alleging violations of the Telephone Consumer Protection Act (“TCPA”). During the fourth quarter of 2016, the parties entered into a settlement agreement and, on December 23, 2016, filed a Motion to Approve the Class Action Settlement with the Court. The Court preliminarily approved the settlement on January 26, 2017. NSI denied all claims asserted, but agreed to settle the case to avoid the burden, expense, risk and uncertainty of continued litigation. A reserve was established for this matter as of December 31, 2016. The proposed settlement is subject to Court approval with a hearing currently scheduled for July 2017.

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

Regulatory Matters

On May 2, 2014, Navient Solutions, Inc., now known as Navient Solutions, LLC (“Solutions”), a wholly-owned subsidiary of Navient, and Sallie Mae Bank entered into consent orders, without admitting any wrongdoing, with the Federal Deposit Insurance Corporation (the “FDIC”) (respectively, the “Solutions Order” and the “Bank Order”; collectively, the “FDIC Orders”) to settle matters related to certain cited violations of Section 5 of the Federal Trade Commission Act, including the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (the “SCRA”). The FDIC Orders, which became effective upon the signing of the consent order with the United States Department of Justice (the “DOJ”) by Solutions and SLM BankCo on May 13, 2014, required Solutions to pay $3.3 million in civil monetary penalties. Solutions paid its civil monetary penalties. In addition, the FDIC Orders required the establishment of a restitution reserve account totaling $30 million to provide restitution with respect to loans owned or originated by Sallie Mae Bank, from November 28, 2005 until the effective date of the FDIC Orders. The FDIC lifted the consent order effective as of March 23, 2017 with no conditions.

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

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of March 31, 2017, substantially all of this amount had been paid or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until all of the work under the consent orders has been completed and the remaining consent order is lifted.

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

•

In April 2014, Solutions received a CID from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees and other matters. Navient has received a series of supplemental CIDs on these matters. In August 2015, Solutions received a letter from the CFPB notifying Solutions that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against Solutions. The NORA letter relates to a previously disclosed investigation into Solutions’ disclosures and assessment of late fees and other matters and states that, in connection with any action, the CFPB may seek restitution, civil monetary penalties and corrective action against Solutions. The Company responded to the NORA letter in September 2015.

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

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington (collectively the “Attorneys General”) initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the Consumer Financial Protection Act of 2010, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. These civil actions are related to the aforementioned CIDs and the NORA letter that were previously issued by the CFPB and the Attorneys General. In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the Attorneys General. The Company filed its Motion to Dismiss on March 20, 2017 with respect to the Attorneys General actions and on March 24, 2017 with respect to the CFPB action. On April 25, 2017, the CFPB filed their response to our Motion to Dismiss. As the Company has previously stated, we believe the suit improperly seeks to impose penalties on Navient based on new servicing standards applied retroactively and applied only against one servicer and that the allegations are false. We intend to vigorously defend against the allegations. At this point in time, the Company is unable to anticipate the timing of a resolution or the ultimate impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

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

Under the terms of the Separation Agreement, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above, other than fines or penalties directly levied against Sallie Mae Bank and other matters specifically excluded, are the responsibility of, or assumed by, Navient or one of its subsidiaries, and Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, therefrom. Navient has no additional reserves related to indemnification matters with SLM BankCo as of March 31, 2017.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2017.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 — January 31, 2017	.6	$15.45	.2	$597
February 1 — February 28, 2017	4.0	15.46	3.1	$549
March 1 — March 31, 2017	4.1	14.57	4.1	$490

Total first-quarter 2017	8.7	$15.04	7.4

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	In December 2016, our board of directors authorized us to purchase up to $600 million of shares of our common stock.

The closing price of our common stock on the NASDAQ Global Select Market on March 31, 2017 was $14.76.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

10.1†*	Form of Navient Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Agreement.

10.2†*	Form of Navient Corporation 2014 Omnibus Incentive Plan Restricted Stock Unit Agreement.

10.3†*	Form of Navient Corporation 2014 Omnibus Incentive Plan Stock Option Agreement.

10.4*+	Federal Student Loan Sale Agreement dated April 18, 2017 between Navient Credit Finance Corporation and JPMorgan Chase Bank, N.A.

10.5*+	Private Student Loan Sale Agreement dated April 18, 2017 between Navient Credit Finance Corporation and JPMorgan Chase Bank, N.A.

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

*	Filed herewith

**	Furnished herewith

+	Portions of these exhibits have been redacted pursuant to a confidential treatment request filed with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NAVIENT CORPORATION (Registrant)

By:	/s/ CHRISTIAN M. LOWN
Christian M. Lown Chief Financial Officer (Principal Financial Officer)

Date: April 27, 2017