Form 10-Q
period 2017-06-30
NAVIENT CORP
filed 2017-08-01
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2017
Common Stock, $0.01 par value	274,104,268 shares

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	June 30, 2017	December 31, 2016
Assets
FFELP Loans (net of allowance for losses of $61 and $67, respectively)	$86,140	$87,730
Private Education Loans (net of allowance for losses of $1,286 and $1,351 respectively)	24,223	23,340
Investments
Available-for-sale	3	3
Other	312	347

Total investments	315	350
Cash and cash equivalents	1,153	1,253
Restricted cash and investments	3,589	3,600
Goodwill and acquired intangible assets, net	658	670
Other assets	4,276	4,193

Total assets	$120,354	$121,136

Liabilities
Short-term borrowings	$3,918	$2,334
Long-term borrowings	110,778	112,368
Other liabilities	2,094	2,711

Total liabilities	116,790	117,413

Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 439 million and 436 million shares issued, respectively	4	4
Additional paid-in capital	3,056	3,022
Accumulated other comprehensive income (net of tax expense of $3 and $3, respectively)	7	6
Retained earnings	2,997	2,890

Total Navient Corporation stockholders’ equity before treasury stock	6,064	5,922
Less: Common stock held in treasury at cost: 165 million and 145 million shares, respectively	(2,524)	(2,223)

Total Navient Corporation stockholders’ equity	3,540	3,699
Noncontrolling interest	24	24

Total equity	3,564	3,723

Total liabilities and equity	$120,354	$121,136

Supplemental information — assets and liabilities of consolidated variable interest entities:

	June 30, 2017	December 31, 2016
FFELP Loans	$81,651	$83,429
Private Education Loans	21,530	20,500
Other loans	135	79
Restricted cash	3,433	3,434
Other assets, net	611	(11)
Short-term borrowings	1,410	1,078
Long-term borrowings	94,995	95,492

Net assets of consolidated variable interest entities	$10,955	$10,861

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
FFELP Loans	$668	$618	$1,298	$1,252
Private Education Loans	386	402	760	813
Other loans	6	2	10	3
Cash and investments	10	6	17	12

Total interest income	1,070	1,028	2,085	2,080
Total interest expense	719	599	1,394	1,165

Net interest income	351	429	691	915
Less: provisions for loan losses	105	110	212	221

Net interest income after provisions for loan losses	246	319	479	694

Other income (loss):
Servicing revenue	70	71	146	154
Asset recovery and business processing revenue	111	101	210	191
Other income (loss)	6	(21)	(1)	(35)
Gains (losses) on derivative and hedging activities, net	(25)	(28)	(41)	(27)

Total other income	162	123	314	283

Expenses:
Salaries and benefits	124	124	253	256
Other operating expenses	106	106	216	222

Total operating expenses	230	230	469	478
Goodwill and acquired intangible asset impairment and amortization expense	6	6	11	10

Total expenses	236	236	480	488

Income before income tax expense	172	206	313	489
Income tax expense	60	81	113	184

Net income	112	125	200	305
Less: net income (loss) attributable to noncontrolling interest	—	—	—	—

Net income attributable to Navient Corporation	$112	$125	$200	$305

Basic earnings per common share attributable to Navient Corporation	$.40	$.39	$.70	$.92

Average common shares outstanding	280	322	284	331

Diluted earnings per common share attributable to Navient Corporation	$.39	$.38	$.69	$.91

Average common and common equivalent shares outstanding	285	328	291	335

Dividends per common share attributable to Navient Corporation	$.16	$.16	$.32	$.32

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$112	$125	$200	$305
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	(24)	(62)	1	(191)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)	—	—	—	—

Total unrealized gains (losses) on derivatives	(24)	(62)	1	(191)
Income tax benefit	9	23	—	71

Other comprehensive income (loss), net of tax expense (benefit)	(15)	(39)	1	(120)

Total comprehensive income attributable to Navient Corporation	$97	$86	$201	$185

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Common Stock Shares			Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Issued	Treasury	Outstanding
Balance at March 31, 2016	433,061,241	(102,547,422)	330,513,819	$4	$2,975	$(132)	$2,538	$(1,636)	$3,749	$24	$3,773
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	125	—	125	—	125
Other comprehensive income (loss), net of tax	—	—	—	—	—	(39)	—	—	(39)	—	(39)

Total comprehensive income	—	—	—	—	—	—	—	—	86	—	86
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(51)	—	(51)	—	(51)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	467,007	—	467,007	—	4	—	—	—	4	—	4
Tax impact of employee stock-based compensation plans	—	—	—	—	1	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	5	—	—	—	5	—	5
Common stock repurchased	—	(13,579,381)	(13,579,381)	—	—	—	—	(175)	(175)	—	(175)
Shares repurchased related to employee stock-based compensation plans	—	(368,439)	(368,439)	—	—	—	—	(5)	(5)	—	(5)

Balance at June 30, 2016	433,528,248	(116,495,242)	317,033,006	$4	$2,985	$(171)	$2,611	$(1,816)	$3,613	$24	$3,637

Balance at March 31, 2017	438,832,176	(153,891,120)	284,941,056	$4	$3,047	$22	$2,930	$(2,355)	$3,648	$24	$3,672
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	112	—	112	—	112
Other comprehensive income (loss), net of tax	—	—	—	—	—	(15)	—	—	(15)	—	(15)

Total comprehensive income	—	—	—	—	—	—	—	—	97	—	97
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(45)	—	(45)	—	(45)
Issuance of common shares	355,802	—	355,802	—	3	—	—	—	3	—	3
Stock-based compensation expense	—	—	—	—	6	—	—	—	6	—	6
Common stock repurchased	—	(10,936,715)	(10,936,715)	—	—	—	—	(165)	(165)	—	(165)
Shares repurchased related to employee stock-based compensation plans	—	(255,875)	(255,875)	—	—	—	—	(4)	(4)	—	(4)

Balance at June 30, 2017	439,187,978	(165,083,710)	274,104,268	$4	$3,056	$7	$2,997	$(2,524)	$3,540	$24	$3,564

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Common Stock Shares			Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Issued	Treasury	Outstanding
Balance at December 31, 2015	430,561,656	(82,350,868)	348,210,788	$4	$2,967	$(51)	$2,414	$(1,425)	$3,909	$24	$3,933
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	305	—	305	—	305
Other comprehensive income (loss), net of tax	—	—	—	—	—	(120)	—	—	(120)	—	(120)

Total comprehensive income	—	—	—	—	—	—	—	—	185	—	185
Cash dividends:
Common stock ($.32 per share)	—	—	—	—	—	—	(105)	—	(105)	—	(105)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Issuance of common shares	2,966,592	—	2,966,592	—	8	—	—	—	8	—	8
Tax benefit related to employee stock-based compensation plans	—	—	—	—	(8)	—	—	—	(8)	—	(8)
Stock-based compensation expense	—	—	—	—	18	—	—	—	18	—	18
Common stock repurchased	—	(32,789,662)	(32,789,662)	—	—	—	—	(375)	(375)	—	(375)
Shares repurchased related to employee stock-based compensation plans	—	(1,354,712)	(1,354,712)	—	—	—	—	(16)	(16)	—	(16)

Balance at June 30, 2016	433,528,248	(116,495,242)	317,033,006	$4	$2,985	$(171)	$2,611	$(1,816)	$3,613	$24	$3,637

Balance at December 31, 2016	436,037,666	(145,173,548)	290,864,118	$4	$3,022	$6	$2,890	$(2,223)	$3,699	$24	$3,723
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	200	—	200	—	200
Other comprehensive income (loss), net of tax	—	—	—	—	—	1	—	—	1	—	1

Total comprehensive income	—	—	—	—	—	—	—	—	201	—	201
Cash dividends:
Common stock ($.32 per share)	—	—	—	—	—	—	(91)	—	(91)	—	(91)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	3,150,312	—	3,150,312	—	15	—	—	—	15	—	15
Stock-based compensation expense	—	—	—	—	19	—	—	—	19	—	19
Common stock repurchased	—	(18,300,007)	(18,300,007)	—	—	—	—	(275)	(275)	—	(275)
Shares repurchased related to employee stock-based compensation plans	—	(1,610,155)	(1,610,155)	—	—	—	—	(26)	(26)	—	(26)

Balance at June 30, 2017	439,187,978	(165,083,710)	274,104,268	$4	$3,056	$7	$2,997	$(2,524)	$3,540	$24	$3,564

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$200	$305
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and acquired intangible asset impairment and amortization expense	11	10
Stock-based compensation expense	19	18
Unrealized losses (gains) on derivative and hedging activities	21	(150)
Provisions for loan losses	212	221
(Increase) decrease in restricted cash — other	(5)	1
Decrease in accrued interest receivable	28	50
Increase (decrease) in accrued interest payable	17	(125)
Decrease in other assets	99	417
Increase in other liabilities	23	24

Total net cash provided by operating activities	625	771

Investing activities
Education loans acquired	(5,796)	(2,183)
Reduction of education loans:
Installment payments, claims and other	7,751	7,458
Other investing activities, net	(180)	(51)
Proceeds from maturities of available-for-sale securities	—	1
Purchases of other securities	—	(43)
Proceeds from maturities of other securities	15	41
Decrease in restricted cash — variable interest entities	88	164

Total net cash provided by investing activities	1,878	5,387

Financing activities
Borrowings collateralized by loans in trust — issued	4,090	3,791
Borrowings collateralized by loans in trust — repaid	(7,190)	(6,603)
Asset-backed commercial paper conduits, net	367	(2,002)
Other short-term borrowings repaid	(25)	—
Other long-term borrowings issued	1,353	—
Other long-term borrowings repaid	(793)	(1,228)
Other financing activities, net	(39)	147
Common stock repurchased	(275)	(375)
Common stock dividends paid	(91)	(105)

Net cash used in financing activities	(2,603)	(6,375)

Net decrease in cash and cash equivalents	(100)	(217)
Cash and cash equivalents at beginning of period	1,253	1,594

Cash and cash equivalents at end of period	$1,153	$1,377

Cash disbursements made (refunds received) for:
Interest	$1,379	$1,088

Income taxes paid	$103	$87

Income taxes received	$—	$(2)

Noncash activity:
Investing activity — Education loans and restricted cash acquired	$1,552	$—

Operating activity — Other assets acquired and other liabilities assumed, net	$14	$—

Financing activity — Borrowings assumed in acquisition of education loans and restricted cash	$1,566	$—

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2016 Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and six months ended June 30, 2016 to be consistent with classifications adopted for 2017, and had no effect on net income, total assets, or total liabilities.

Education Loan Interest Income and Allowance for Loan Losses

In June 2017, Navient purchased education loans with an unpaid principal amount of $6.5 billion comprised of $3.5 billion in FFELP Loans and $3.0 billion in Private Education Loans.

Purchased Credit Impaired (“PCI”) Loans

Loans acquired with evidence of deterioration of credit quality since origination for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable are PCI loans accounted for under Accounting Standard Codification (“ASC”) 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” When considering whether evidence of credit quality deterioration exists as of the purchase date, the Company considers loan guarantees and the following credit attributes: delinquency status, use of forbearance, recent borrower FICO scores, use of loan modification programs, and borrowers who have filed for bankruptcy.

The Company aggregates loans with common risk characteristics into pools and accounts for each pool as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The pools when formed are initially recorded at fair value. The Company recognizes interest income based on each pool’s effective interest rate which is based on our estimate of all cash flows expected to be received and includes an assumption about prepayment rates. The pools are tested quarterly for impairment by re-estimating the future cash flows to be received from the pools. If the new estimated cash flows result in a pool’s effective interest rate increasing, then this new yield is used prospectively over the remaining life of the pool. If the new estimated cash flows result in a pool’s effective interest rate decreasing, the pool is impaired and written down through a valuation allowance to maintain the effective interest rate.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

1.	Significant Accounting Policies (Continued)

Based on the credit attributes discussed above, we concluded that $261 million principal amount of Private Education Loans acquired in June 2017 are required to be accounted for as PCI loans with a fair value of $101 million as of the acquisition date. As of acquisition, this portfolio’s contractually required payments receivable (the total undiscounted amount of all uncollected contractual principal and interest payments both past due and scheduled for the future, adjusted for prepayments) was $411 million with an estimated accretable yield (income expected to be recognized in future periods) of $108 million. There is no valuation allowance recorded as of June 30, 2017.

Purchased Non-Credit Impaired Loans

Loans acquired that do not have evidence of credit deterioration since origination are recorded at fair value with no allowance for loan losses established at the acquisition date. Loan premiums and discounts are amortized as a part of interest income using the interest method under ASC 310-20, “Nonrefundable Fees and Other Costs.” An allowance for loan losses is established when incurred losses in the loans exceed the remaining unamortized discount recorded at the time of acquisition (i.e., the next two years of expected charge-offs as well as any additional TDR allowance required is greater than the remaining discount). As a result of this policy, to the extent that actual charge-offs exceed any related allowance for loan losses recognized post-acquisition, provision for loan losses is recorded when the loans are charged off. Charge-offs are recorded through the allowance for loan losses. In June 2017, we acquired Private Education Loans with unpaid principal balance of $2.8 billion at a discount of $424 million and FFELP Loans with unpaid principal balance of $3.5 billion at a discount of $47 million, that are accounted for under this policy. No allowance for loan losses has been established for these loans as of June 30, 2017.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

1.	Significant Accounting Policies (Continued)

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

Stock Compensation

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation,” which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard also requires that all excess tax benefits and tax deficiencies that pertain to employee stock-based incentive payments be recognized within income tax expense in the consolidated statements of income, rather than as previously reported within additional paid-in capital. The new standard was adopted on January 1, 2017 and is expected to have an immaterial impact on our consolidated financial statements and footnote disclosures. In the six months ended June 30, 2017, this new standard resulted in a $5 million reduction to income tax expense.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

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

Our provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses, net of expected recoveries, in the held-for-investment loan portfolios. The evaluation of the provisions for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe that the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios. See “Note 1 – Significant Accounting Policies – Education Loan Interest Income and Allowance for Loan Losses” for a description of our policy for the $6.5 billion of loans ($3.5 billion of FFELP and $3.0 billion of Private Education) purchased in June 2017 accounted for as either Purchased Credit Impaired Loans or Purchased Non-Credit Impaired Loans.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Three Months Ended June 30, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$64	$1,311	$16	$1,391
Total provision	10	95	—	105
Charge-offs(1)	(13)	(122)	(1)	(136)
Reclassification of interest reserve(2)	—	2	—	2

Ending balance	$61	$1,286	$15	$1,362

Allowance Ending Balance:
Individually evaluated for impairment	$—	$1,153	$10	$1,163
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans and Purchased Credit Impaired Loans	61	133	5	199
Purchased Non-Credit Impaired Loans(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—

Ending total allowance	$61	$1,286	$15	$1,362

Loans Ending Balance:
Individually evaluated for impairment	$—	$11,020	$31	$11,051
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans and Purchased Credit Impaired Loans	81,984	12,467	174	94,625
Purchased Non-Credit Impaired Loans(3)	3,463	2,755	—	6,218
Purchased Credit Impaired Loans(3)	—	261	—	261

Ending total loans(4)	$85,447	$26,503	$205	$112,155

Charge-offs as a percentage of average loans in repayment (annualized)	.08%	2.25%	2.37%
Allowance coverage of charge-offs (annualized)	1.1	2.6	3.3
Allowance as a percentage of the ending total loan balance(3)	.07%	4.85%	7.49%
Allowance as a percentage of the ending loans in repayment(3)	.09%	5.45%	7.49%
Ending total loans(4)	$85,447	$26,503	$205
Average loans in repayment	$68,915	$21,621	$197
Ending loans in repayment	$70,095	$23,613	$205

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

(3)

See “Note 1 – Significant Accounting Policies – Education Loan Interest Income and Allowance for Loan Losses” for a description of our policy for the $6.5 billion of loans ($3.5 billion of FFELP and $3.0 billion of Private Education) purchased in June 2017 accounted for as either Purchased Credit Impaired Loans or Purchased Non-Credit Impaired Loans. The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of June 30, 2017. The Purchased Non-Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $47 million and $419 million, respectively, as of June 30, 2017 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of June 30, 2017. As a result, excluding the $6.5 billion of loans acquired in June 2017, the allowance as a percentage of the ending total loan balance and the allowance as a percentage of the ending loans in repayment would be 0.07 percent and 0.09 percent for FFELP Loans and 5.48 percent and 6.20 percent for Private Education Loans, respectively.

(4)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Three Months Ended June 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$69	$1,434	$15	$1,518
Total provision	10	100	—	110
Charge-offs(1)	(13)	(127)	—	(140)
Reclassification of interest reserve(2)	—	3	—	3

Ending balance	$66	$1,410	$15	$1,491

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,163	$11	$1,174
Ending balance: collectively evaluated for impairment	66	247	4	317

Ending total allowance	$66	$1,410	$15	$1,491

Loans:
Ending balance: individually evaluated for impairment(3)	$—	$11,162	$33	$11,195
Ending balance: collectively evaluated for impairment(3)	91,625	15,478	47	107,150

Ending total loans(3)	$91,625	$26,640	$80	$118,345

Charge-offs as a percentage of average loans in repayment (annualized)	.07%	2.17%	1.32%
Allowance coverage of charge-offs (annualized)	1.2	2.8	13.5
Allowance as a percentage of the ending total loan balance	.07%	5.29%	18.18%
Allowance as a percentage of the ending loans in repayment	.09%	6.06%	18.18%
Ending total loans(3)	$91,625	$26,640	$80
Average loans in repayment	$72,980	$23,561	$82
Ending loans in repayment	$71,991	$23,265	$80

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$67	$1,351	$15	$1,433
Total provision	20	190	2	212
Charge-offs(1)	(26)	(259)	(2)	(287)
Reclassification of interest reserve(2)	—	4	—	4

Ending balance	$61	$1,286	$15	$1,362

Allowance Ending Balance:
Individually evaluated for impairment	$—	$1,153	$10	$1,163
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans and Purchased Credit Impaired Loans	61	133	5	199
Purchased Non-Credit Impaired Loans(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—

Ending total allowance	$61	$1,286	$15	$1,362

Loans Ending Balance:
Individually evaluated for impairment	$—	$11,020	$31	$11,051
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans and Purchased Credit Impaired Loans	81,984	12,467	174	94,625
Purchased Non-Credit Impaired Loans(3)	3,463	2,755	—	6,218
Purchased Credit Impaired Loans(3)	—	261	—	261

Ending total loans(4)	$85,447	$26,503	$205	$112,155

Charge-offs as a percentage of average loans in repayment (annualized)	.08%	2.40%	2.22%
Allowance coverage of charge-offs (annualized)	1.2	2.5	3.7
Allowance as a percentage of the ending total loan balance(3)	.07%	4.85%	7.49%
Allowance as a percentage of the ending loans in repayment(3)	.09%	5.45%	7.49%
Ending total loans(4)	$85,447	$26,503	$205
Average loans in repayment	$69,108	$21,706	$185
Ending loans in repayment	$70,095	$23,613	$205

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

(3)

See “Note 1 – Significant Accounting Policies – Education Loan Interest Income and Allowance for Loan Losses” for a description of our policy for the $6.5 billion of loans ($3.5 billion of FFELP and $3.0 billion of Private Education) purchased in June 2017 accounted for as either Purchased Credit Impaired Loans or Purchased Non-Credit Impaired Loans. The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of June 30, 2017. The Purchased Non-Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $47 million and $419 million, respectively, as of June 30, 2017 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of June 30, 2017. As a result, excluding the $6.5 billion of loans acquired in June 2017, the allowance as a percentage of the ending total loan balance and the allowance as a percentage of the ending loans in repayment would be 0.07 percent and 0.09 percent for FFELP Loans and 5.48 percent and 6.20 percent for Private Education Loans, respectively.

(4)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$78	$1,471	$15	$1,564
Total provision	17	204	—	221
Charge-offs(1)	(29)	(271)	—	(300)
Reclassification of interest reserve(2)	—	6	—	6

Ending balance	$66	$1,410	$15	$1,491

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,163	$11	$1,174
Ending balance: collectively evaluated for impairment	66	247	4	317

Ending total allowance	$66	$1,410	$15	$1,491

Loans:
Ending balance: individually evaluated for impairment(3)	$—	$11,162	$33	$11,195
Ending balance: collectively evaluated for impairment(3)	91,625	15,478	47	107,150

Ending total loans(3)	$91,625	$26,640	$80	$118,345

Charge-offs as a percentage of average loans in repayment (annualized)	.08%	2.28%	1.69%
Allowance coverage of charge-offs (annualized)	1.1	2.6	10.4
Allowance as a percentage of the ending total loan balance	.07%	5.29%	18.18%
Allowance as a percentage of the ending loans in repayment	.09%	6.06%	18.18%
Ending total loans(3)	$91,625	$26,640	$80
Average loans in repayment	$73,339	$23,871	$83
Ending loans in repayment	$71,991	$23,265	$80

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

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

	Private Education Loans Credit Quality Indicators
	June 30, 2017		December 31, 2016
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$23,583	92%	$22,367	92%
Non-Traditional(1)	2,136	8	1,966	8

Total	$25,719	100%	$24,333	100%

Cosigners:
With cosigner	$16,714	65%	$15,610	64%
Without cosigner	9,005	35	8,723	36

Total	$25,719	100%	$24,333	100%

Seasoning(2):
1-12 payments	$1,402	5%	$1,340	5%
13-24 payments	1,152	5	1,271	5
25-36 payments	1,723	7	1,908	8
37-48 payments	2,673	10	2,723	11
More than 48 payments	17,533	68	15,698	65
Not yet in repayment	1,236	5	1,393	6

Total	$25,719	100%	$24,333	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was received.

(3)	Balance represents gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	June 30, 2017		December 31, 2016
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,538		$5,871
Loans in forbearance(2)	9,814		10,490
Loans in repayment and percentage of each status:
Loans current	61,108	87.2%	61,977	87.8%
Loans delinquent 31-60 days(3)	3,187	4.5	2,820	4.0
Loans delinquent 61-90 days(3)	1,596	2.3	1,325	1.9
Loans delinquent greater than 90 days(3)	4,204	6.0	4,435	6.3

Total FFELP Loans in repayment	70,095	100%	70,557	100%

Total FFELP Loans, gross	85,447		86,918
FFELP Loan unamortized premium	754		879

Total FFELP Loans	86,201		87,797
FFELP Loan allowance for losses	(61)		(67)

FFELP Loans, net	$86,140		$87,730

Percentage of FFELP Loans in repayment		82.0%		81.2%

Delinquencies as a percentage of FFELP Loans in repayment		12.8%		12.2%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.3%		12.9%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Traditional Private Education Loan Delinquencies
	June 30, 2017		December 31, 2016
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,122		$1,271
Loans in forbearance(2)	771		700
Loans in repayment and percentage of each status:
Loans current	20,496	94.5%	19,020	93.3%
Loans delinquent 31-60 days(3)	413	1.9	444	2.2
Loans delinquent 61-90 days(3)	240	1.1	269	1.3
Loans delinquent greater than 90 days(3)	541	2.5	663	3.2

Total traditional loans in repayment	21,690	100%	20,396	100%

Total traditional loans, gross	23,583		22,367
Traditional loans unamortized discount	(884)		(402)

Total traditional loans	22,699		21,965
Traditional loans receivable for partially charged-off loans	509		526
Traditional loans allowance for losses	(1,083)		(1,138)

Traditional loans, net	$22,125		$21,353

Percentage of traditional loans in repayment		92.0%		91.2%

Delinquencies as a percentage of traditional loans in repayment		5.5%		6.7%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.4%		3.3%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Non-Traditional Private Education Loan Delinquencies
	June 30, 2017		December 31, 2016
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$114		$122
Loans in forbearance(2)	99		90
Loans in repayment and percentage of each status:
Loans current	1,691	87.9%	1,486	84.8%
Loans delinquent 31-60 days(3)	68	3.6	78	4.5
Loans delinquent 61-90 days(3)	47	2.4	52	2.9
Loans delinquent greater than 90 days(3)	117	6.1	138	7.8

Total non-traditional loans in repayment	1,923	100%	1,754	100%

Total non-traditional loans, gross	2,136		1,966
Non-traditional loans unamortized discount	(110)		(55)

Total non-traditional loans	2,026		1,911
Non-traditional loans receivable for partially charged-off loans	275		289
Non-traditional loans allowance for losses	(203)		(213)

Non-traditional loans, net	$2,098		$1,987

Percentage of non-traditional loans in repayment		90.0%		89.2%

Delinquencies as a percentage of non-traditional loans in repayment		12.1%		15.2%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.9%		4.9%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Receivable at beginning of period	$800	$867	$815	$881
Expected future recoveries of current period defaults(1)	29	32	63	68
Recoveries(2)	(40)	(49)	(84)	(95)
Charge-offs(3)	(5)	(3)	(10)	(7)

Receivable at end of period	$784	$847	$784	$847

(1)	Represents our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 59 percent and 61 percent of the loans granted forbearance have qualified as a TDR loan at June 30, 2017 and December 31, 2016, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of June 30, 2017 and December 31, 2016 was $2.6 billion and $2.6 billion, respectively.

At June 30, 2017 and December 31, 2016, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
June 30, 2017
Private Education Loans — Traditional	$9,277	$9,322	$973
Private Education Loans — Non-Traditional	1,317	1,323	180

Total	$10,594	$10,645	$1,153

December 31, 2016
Private Education Loans — Traditional	$9,386	$9,429	$1,003
Private Education Loans — Non-Traditional	1,373	1,376	187

Total	$10,759	$10,805	$1,190

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

The following tables provide the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended June 30,
	2017		2016
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$9,307	$149	$9,320	$138
Private Education Loans — Non-Traditional	1,333	27	1,418	27

Total	$10,640	$176	$10,738	$165

	Six Months Ended June 30,
	2017		2016
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$9,337	$295	$9,271	$276
Private Education Loans — Non-Traditional	1,346	53	1,425	54

Total	$10,683	$348	$10,696	$330

The following table provides information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	June 30, 2017		December 31, 2016
(Dollars in millions)	Balance	%	Balance	%
Loans in deferment(1)	$509		$579
Loans in forbearance(2)	624		588
Loans in repayment and percentage of each status:
Loans current	8,367	88.0%	8,273	85.8%
Loans delinquent 31-60 days(3)	355	3.7	412	4.3
Loans delinquent 61-90 days(3)	223	2.3	267	2.8
Loans delinquent greater than 90 days(3)	567	6.0	686	7.1

Total TDR loans in repayment	9,512	100%	9,638	100%

Total TDR loans, gross	$10,645		$10,805

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

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

	Three Months Ended June 30,
	2017			2016
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$189	$74	$41	$286	$74	$56
Private Education Loans — Non-Traditional	14	20	6	25	20	10

Total	$203	$94	$47	$311	$94	$66

	Six Months Ended June 30,
	2017			2016
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$388	$160	$88	$628	$154	$118
Private Education Loans — Non-Traditional	30	40	13	52	42	21

Total	$418	$200	$101	$680	$196	$139

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans.

(Dollars in millions)	Accrued Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
June 30, 2017
Private Education Loans — Traditional	$341	$20	$20
Private Education Loans — Non-Traditional	49	6	6

Total	$390	$26	$26

December 31, 2016
Private Education Loans — Traditional	$344	$26	$23
Private Education Loans — Non-Traditional	47	7	7

Total	$391	$33	$30

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

3.	Borrowings

The following table summarizes our borrowings.

	June 30, 2017			December 31, 2016
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,937	$12,358	$14,295	$717	$13,029	$13,746

Total unsecured borrowings	1,937	12,358	14,295	717	13,029	13,746
Secured borrowings:
FFELP Loan securitizations	—	73,025	73,025	—	73,522	73,522
Private Education Loan securitizations(1)	685	13,000	13,685	548	14,125	14,673
FFELP Loan — other facilities	—	10,729	10,729	—	12,443	12,443
Private Education Loan — other facilities	613	1,879	2,492	464	—	464
Other(2)	632	—	632	606	—	606

Total secured borrowings	1,930	98,633	100,563	1,618	100,090	101,708

Total before hedge accounting adjustments	3,867	110,991	114,858	2,335	113,119	115,454
Hedge accounting adjustments	51	(213)	(162)	(1)	(751)	(752)

Total	$3,918	$110,778	$114,696	$2,334	$112,368	$114,702

(1)

Includes $685 million and $548 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Repurchase Facilities”) as of June 30, 2017 and December 31, 2016, respectively. Includes $957 million and $475 million of long-term debt related to the Repurchase Facilities as of June 30, 2017 and December 31, 2016, respectively.

(2)

“Other” primarily includes the obligation to return cash collateral held related to derivative exposures, which includes $139 million and $193 million of securities re-pledged subject to an overnight repurchase transaction as of June 30, 2017 and December 31, 2016, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

3.	Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of June 30, 2017 and December 31, 2016, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	June 30, 2017
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$73,025	$73,025	$73,795	$2,659	$868	$77,322
Private Education Loan securitizations(1)	685	13,000	13,685	18,275	500	232	19,007
FFELP Loan — other facilities	—	7,689	7,689	7,856	210	163	8,229
Private Education Loan — other facilities	613	1,879	2,492	3,255	58	45	3,358
Other	112	—	112	135	6	—	141

Total before hedge accounting adjustments	1,410	95,593	97,003	103,316	3,433	1,308	108,057
Hedge accounting adjustments	—	(598)	(598)	—	—	(697)	(697)

Total	$1,410	$94,995	$96,405	$103,316	$3,433	$611	$107,360

	December 31, 2016
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$73,522	$73,522	$74,197	$2,676	$778	$77,651
Private Education Loan securitizations(1)	548	14,125	14,673	19,815	455	260	20,530
FFELP Loan — other facilities	—	9,046	9,046	9,232	289	172	9,693
Private Education Loan — other facilities	464	—	464	685	10	14	709
Other	66	—	66	79	4	—	83

Total before hedge accounting adjustments	1,078	96,693	97,771	104,008	3,434	1,224	108,666
Hedge accounting adjustments	—	(1,201)	(1,201)	—	—	(1,235)	(1,235)

Total	$1,078	$95,492	$96,570	$104,008	$3,434	$(11)	$107,431

(1)

Includes $687 million of short-term debt, $964 million of long-term debt and $52 million of restricted cash related to the Repurchase Facilities as of June 30, 2017. Includes $548 million of short-term debt, $475 million of long-term debt and $49 million of restricted cash related to the Repurchase Facilities as of December 31, 2016.

4.	Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2016 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2016 Form 10-K for a full discussion.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2017 and December 31, 2016, and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2017 and 2016.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Jun. 30, 2017	Dec. 31, 2016	Jun. 30, 2017	Dec. 31, 2016	Jun. 30, 2017	Dec. 31, 2016	Jun. 30, 2017	Dec. 31, 2016
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$47	$78	$396	$465	$10	$22	$453	$565
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	20	—	—	—	20	—
Other(2)	Interest rate	—	—	—	—	—	—	—	—

Total derivative assets(3)		47	78	416	465	10	22	473	565
Derivative Liabilities:
Interest rate swaps	Interest rate	(57)	(76)	(60)	(62)	(74)	(70)	(191)	(208)
Floor Income Contracts	Interest rate	—	—	—	—	(158)	(184)	(158)	(184)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(686)	(1,243)	(44)	(53)	(730)	(1,296)
Other(2)	Interest rate	—	—	—	—	(22)	(13)	(22)	(13)

Total derivative liabilities(3)		(57)	(76)	(746)	(1,305)	(298)	(320)	(1,101)	(1,701)

Net total derivatives		$(10)	$2	$(330)	$(840)	$(288)	$(298)	$(628)	$(1,136)

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Gross position	$473	$565	$(1,101)	$(1,701)
Impact of master netting agreements	(41)	(31)	41	31

Derivative values with impact of master netting agreements (as carried on balance sheet)	432	534	(1,060)	(1,670)
Cash collateral (held) pledged	(379)	(345)	283	319

Net position	$53	$189	$(777)	$(1,351)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

collateral postings. The net adjustments decreased the asset position at June 30, 2017 and December 31, 2016 by $4 million and $0, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at June 30, 2017 and December 31, 2016 by $36 million and $31 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Jun. 30, 2017	Dec. 31, 2016	Jun. 30, 2017	Dec. 31, 2016	Jun. 30, 2017	Dec. 31, 2016	Jun. 30, 2017	Dec. 31, 2016
Notional Values:
Interest rate swaps	$20.0	$15.2	$12.8	$11.8	$47.3	$23.8	$80.1	$50.8
Floor Income Contracts	—	—	—	—	21.9	18.5	21.9	18.5
Cross-currency interest rate swaps	—	—	7.4	8.5	.3	.3	7.7	8.8
Other(1)	—	—	—	—	2.3	2.6	2.3	2.6

Total derivatives	$20.0	$15.2	$20.2	$20.3	$71.8	$45.2	$112.0	$80.7

(1)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended June 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Fair Value Hedges:
Interest rate swaps	$18	$71	$46	$68	$(38)	$(68)	$26	$71
Cross-currency interest rate swaps	459	(275)	(29)	(20)	(442)	252	(12)	(43)

Total fair value derivatives	477	(204)	17	48	(480)	184	14	28
Cash Flow Hedges:
Interest rate swaps	—	—	(14)	(11)	—	—	(14)	(11)

Total cash flow derivatives	—	—	(14)	(11)	—	—	(14)	(11)
Trading:
Interest rate swaps	(8)	11	5	11	—	—	(3)	22
Floor Income Contracts	13	7	(18)	(56)	—	—	(5)	(49)
Cross-currency interest rate swaps	(4)	25	(2)	(1)	—	—	(6)	24
Other	(6)	(4)	(2)	(1)	—	—	(8)	(5)

Total trading derivatives	(5)	39	(17)	(47)	—	—	(22)	(8)

Total	472	(165)	(14)	(10)	(480)	184	(22)	9
Less: realized gains (losses) recorded in interest expense	—	—	3	37	—	—	3	37

Gains (losses) on derivative and hedging activities, net	$472	$(165)	$(17)	$(47)	$(480)	$184	$(25)	$(28)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

	Six Months Ended June 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Fair Value Hedges:
Interest rate swaps	$(66)	$315	$100	$139	$23	$(347)	$57	$107
Cross-currency interest rate swaps	577	99	(58)	(36)	(604)	(54)	(85)	9

Total fair value derivatives	511	414	42	103	(581)	(401)	(28)	116
Cash Flow Hedges:
Interest rate swaps	—	—	(30)	(11)	—	—	(30)	(11)

Total cash flow derivatives	—	—	(30)	(11)	—	—	(30)	(11)
Trading:
Interest rate swaps	(15)	63	25	20	—	—	10	83
Floor Income Contracts	66	34	(38)	(194)	—	—	28	(160)
Cross-currency interest rate swaps	8	45	(3)	(2)	—	—	5	43
Other	(10)	(5)	(4)	(1)	—	—	(14)	(6)

Total trading derivatives	49	137	(20)	(177)	—	—	29	(40)

Total	560	551	(8)	(85)	(581)	(401)	(29)	65
Less: realized gains (losses) recorded in interest expense	—	—	12	92	—	—	12	92

Gains (losses) on derivative and hedging activities, net	$560	$551	$(20)	$(177)	$(581)	$(401)	$(41)	$(27)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	June 30, 2017	December 31, 2016
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$379	$345
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	136	193
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	243	230

Total collateral held	$758	$768

Derivative asset at fair value including accrued interest	$610	$689

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$283	$319

Total collateral pledged	$283	$319

Derivative liability at fair value including accrued interest and premium receivable	$1,039	$1,670

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $305 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

5.	Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	June 30, 2017	December 31, 2016
Accrued interest receivable, net	$1,821	$1,663
Income tax asset, net current and deferred	715	725
Benefit and insurance-related investments	495	488
Derivatives at fair value	432	534
Other loans, net	189	148
Fixed assets, net	152	160
Accounts receivable	109	95
Other	363	380

Total	$4,276	$4,193

6.	Stockholders’ Equity

The following table summarizes common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Common shares repurchased(1)	10,936,715	13,579,381	18,300,007	32,789,662
Average purchase price per share	$15.10	$12.90	$15.04	$11.45
Shares repurchased related to employee stock-based compensation plans(2)	255,875	368,439	1,610,155	1,354,712
Average purchase price per share	$15.70	$13.05	$15.58	$10.80
Common shares issued(3)	355,802	467,007	3,150,312	2,966,592

(1)	Common shares purchased under our share repurchase programs.

(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on June 30, 2017 was $16.65.

Dividend and Share Repurchase Program

In June 2017 and March 2017, we paid a common stock dividend of $0.16 per share.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

6.	Stockholders’ Equity (Continued)

We repurchased 10.9 million shares of common stock for $165 million in the six months ended June 30, 2017. The shares were repurchased under our previously disclosed share repurchase program. As of June 30, 2017, the remaining repurchase authority was $325 million. In the six months ended June 30, 2016, we repurchased 32.8 million shares for $375 million.

7.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Numerator:
Net income attributable to Navient Corporation	$112	$125	$200	$305

Denominator:
Weighted average shares used to compute basic EPS	280	322	284	331
Effect of dilutive securities:
Dilutive effect of stock options, non-vested restricted stock, restricted stock units and Employee Stock Purchase Plans (“ESPPs”)(1)	5	6	7	4

Dilutive potential common shares(2)	5	6	7	4

Weighted average shares used to compute diluted EPS	285	328	291	335

Basic earnings (loss) per common share attributable to Navient Corporation	$.40	$.39	$.70	$.92

Diluted earnings (loss) per common share attributable to Navient Corporation	$.39	$.38	$.69	$.91

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested restricted stock, restricted stock units, and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended June 30, 2017 and 2016, stock options covering approximately 5 million and 5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2017 and 2016, stock options covering approximately 5 million and 5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the three and six months ended June 30, 2017, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

8.	Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2017				December 31, 2016
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$1	$—	$1	$—	$1	$—	$1
Other	—	2	—	2	—	2	—	2

Total available-for-sale investments	—	3	—	3	—	3	—	3
Derivative instruments:(1)
Interest rate swaps	—	448	5	453	—	553	12	565
Cross-currency interest rate swaps	—	—	20	20	—	—	—	—
Other	—	—	—	—	—	—	—	—

Total derivative assets(2)	—	448	25	473	—	553	12	565

Total	$—	$451	$25	$476	$—	$556	$12	$568

Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$(138)	$(53)	$(191)	$—	$(150)	$(58)	$(208)
Floor Income Contracts	—	(158)	—	(158)	—	(184)	—	(184)
Cross-currency interest rate swaps	—	(44)	(686)	(730)	—	(53)	(1,243)	(1,296)
Other	—	—	(22)	(22)	—	—	(13)	(13)

Total derivative liabilities(2)	—	(340)	(761)	(1,101)	—	(387)	(1,314)	(1,701)

Total	$—	$(340)	$(761)	$(1,101)	$—	$(387)	$(1,314)	$(1,701)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

(2)	See “Note 4—Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.

(3)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

8.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended June 30,
	2017				2016
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(42)	$(1,125)	$(16)	$(1,183)	$(32)	$(528)	$(4)	$(564)
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	(7)	430	(8)	415	(5)	(293)	(4)	(302)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	1	29	2	32	—	20	1	21
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(48)	$(666)	$(22)	$(736)	$(37)	$(801)	$(7)	$(845)

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(6)	$459	$(6)	$447	$(4)	$(273)	$(4)	$(281)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

8.	Fair Value Measurements (Continued)

	Six Months Ended June 30,
	2017				2016
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(46)	$(1,243)	$(13)	$(1,302)	$(44)	$(903)	$(2)	$(949)
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	(5)	519	(13)	501	6	65	(6)	65
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	3	58	4	65	1	37	1	39
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(48)	$(666)	$(22)	$(736)	$(37)	$(801)	$(7)	$(845)

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(2)	$516	$(9)	$505	$8	$102	$(6)	$104

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Gains (losses) on derivative and hedging activities, net	$444	$(282)	$559	$102
Interest expense	(29)	(20)	(58)	(37)

Total	$415	$(302)	$501	$65

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at June 30, 2017	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Prime/LIBOR basis swaps	$(48)	Discounted cash flow	Constant prepayment rate	4.9%
			Bid/ask adjustment to	.05% — .08%
			discount rate	(.08%)
Cross-currency interest rate swaps	(666)	Discounted cash flow	Constant prepayment rate	3.3%
Other	(22)

Total	$(736)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

8.	Fair Value Measurements (Continued)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2017			December 31, 2016
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$85,837	$86,140	$(303)	$86,626	$87,730	$(1,104)
Private Education Loans	24,569	24,223	346	23,191	23,340	(149)
Cash and investments(1)	5,057	5,057	—	5,203	5,203	—

Total earning assets	115,463	115,420	43	115,020	116,273	(1,253)

Interest-bearing liabilities
Short-term borrowings	3,950	3,918	(32)	2,346	2,334	(12)
Long-term borrowings	109,764	110,778	1,014	109,826	112,368	2,542

Total interest-bearing liabilities	113,714	114,696	982	112,172	114,702	2,530

Derivative financial instruments
Floor Income Contracts	(158)	(158)	—	(184)	(184)	—
Interest rate swaps	262	262	—	357	357	—
Cross-currency interest rate swaps	(710)	(710)	—	(1,296)	(1,296)	—
Other	(22)	(22)	—	(13)	(13)	—

Excess of net asset fair value over carrying value			$1,025			$1,277

(1)

“Cash and investments” includes available-for-sale investments whose cost basis is $3 million and $3 million at June 30, 2017 and December 31, 2016, respectively, versus a fair value of $3 million and $3 million at June 30, 2017 and December 31, 2016, respectively.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

9.	Commitments and Contingencies (Continued)

Protection Act (“TCPA”). During the fourth quarter of 2016, the parties entered into a settlement agreement and, in December 2016, filed a Motion to Approve the Class Action Settlement with the Court. The Court approved the settlement in July, 2017. NSI denied all claims asserted, but agreed to settle the case to avoid the burden, expense, risk and uncertainty of continued litigation. A reserve was established for this matter as of December 31, 2016.

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington (collectively the “Attorneys General”) initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the Consumer Financial Protection Act of 2010, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. We intend to vigorously defend against the allegations. At this point in time, the Company is unable to anticipate the timing of a resolution or the ultimate impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company. For additional information on these civil actions, please refer to section entitled “Regulatory Matters” below.

Regulatory Matters

On May 2, 2014, Navient Solutions, Inc., now known as Navient Solutions, LLC (“Solutions”), a wholly-owned subsidiary of Navient, and Sallie Mae Bank entered into consent orders, without admitting any wrongdoing, with the Federal Deposit Insurance Corporation (the “FDIC”) (respectively, the “Solutions Order” and the “Bank Order”; collectively, the “FDIC Orders”) to settle matters related to certain cited violations of Section 5 of the Federal Trade Commission Act, including the disclosures and assessments of certain late fees, The FDIC lifted the FDIC Order with respect to Solutions effective as of March 23, 2017 with no conditions.

With respect to alleged civil violations of the Servicemembers Civil Relief Act (the “SCRA”), Solutions and Sallie Mae Bank entered into a consent order with the DOJ in May 2014. The DOJ consent order (the “DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by Solutions from November 28, 2005 until the effective date of the settlement. The DOJ Order required Solutions to fund a $60 million settlement fund, which represents the total amount of compensation due to service members under the DOJ agreement, and to pay $55,000 in civil penalties. The DOJ Order was approved by the United States District Court in Delaware on September 29, 2014 and has a term of four years. Shortly thereafter, Navient funded the settlement fund and paid the civil money penalties pursuant to the terms of the order. The funds were disbursed beginning in the second quarter of 2015. In the third quarter of 2016, the Company completed the distributions from the fund by distributing the remaining funds to charities approved by the DOJ pursuant to the terms of the order.

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of June 30, 2017, substantially all of this amount had been paid to customers or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until all of the work under the consent orders has been completed and the remaining consent order is lifted.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

9.	Commitments and Contingencies (Continued)

•

In April 2014, Solutions received a CID from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees and other matters. Navient has received a series of supplemental CIDs on these matters. In August 2015, Solutions received a letter from the CFPB notifying Solutions that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against Solutions. The NORA letter related to a previously disclosed investigation into Solutions’ disclosures and assessment of late fees and other matters and states that, in connection with any action, the CFPB may seek restitution, civil monetary penalties and corrective action against Solutions. The Company responded to the NORA letter in September 2015.

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

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington (collectively the “Attorneys General”) initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the Consumer Financial Protection Act of 2010, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. These civil actions are related to the CIDs and the NORA letter discussed above that were previously issued by the CFPB and the Attorneys General. In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the Attorneys General. The Company filed its Motion to Dismiss on March 20, 2017 with respect to the Attorneys General actions and on March 24, 2017 with respect to the CFPB action. In April 2017, the CFPB filed a response to our Motion to Dismiss and in May 2017, we filed our response. A hearing on our Motion to Dismiss was held on June 27, 2017. On May 24, 2017, the Attorney General for the State of Washington filed their response to our Motion to Dismiss and on July 5, 2017, we filed our response. The Motion to Dismiss was denied on July 10, 2017, after a hearing. On May 24, 2017, the Attorney General for the State of Illinois filed their response to our Motion to Dismiss and on June 30, 2017, we filed our response. A hearing on our Motion to Dismiss was held on July 18, 2017. As the Company has previously stated, we believe the suit improperly seeks to impose penalties on Navient based on new servicing standards applied retroactively and applied only against one servicer and that the allegations are false. As stated above, we intend to vigorously defend against the allegations.

In addition, Navient and its subsidiaries are subject to examination or regulation by the SEC, CFPB, FDIC, ED and various state agencies as part of its ordinary course of business. Items or matters similar to or different

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

9.	Commitments and Contingencies (Continued)

from those described above may arise during the course of those examinations. We also routinely receive inquiries or requests from various regulatory entities or bodies or government agencies concerning our business or our assets. The Company endeavors to cooperate with each such inquiry or request.

Under the terms of the Separation Agreement, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above, other than fines or penalties directly levied against Sallie Mae Bank and other matters specifically excluded. Navient has no additional reserves related to indemnification matters with SLM BankCo as of June 30, 2017.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

9.	Commitments and Contingencies (Continued)

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

The following table includes GAAP basis asset information for our FFELP Loans segment.

(Dollars in millions)	June 30, 2017	December 31, 2016
FFELP Loans, net	$86,140	$87,730
Cash and investments(1)	3,088	3,212
Other	1,979	1,907

Total assets	$91,207	$92,849

(1)	Includes restricted cash and investments.

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

The following table includes GAAP basis asset information for our Private Education Loans segment.

(Dollars in millions)	June 30, 2017	December 31, 2016
Private Education Loans, net	$24,223	$23,340
Cash and investments(1)	737	667
Other	1,513	1,567

Total assets	$26,473	$25,574

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

10.	Segment Reporting (Continued)

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

At June 30, 2017 and December 31, 2016, the Business Services segment had total assets of $589 million and $587 million, respectively, on a GAAP basis.

Other Segment

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, our corporate liquidity portfolio, unallocated overhead and regulatory-related costs. We also include results from certain smaller wind-down operations within this segment.

At June 30, 2017 and December 31, 2016, the Other segment had total assets of $2.1 billion on a GAAP basis.

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

2.	The accounting for goodwill and acquired intangible assets; and

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

10.	Segment Reporting (Continued)

3.	The financial results attributable to the operations of SLM BankCo prior to the Spin-Off and related restructuring and reorganization expense incurred in connection with the Spin-Off, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off. For GAAP purposes, Navient reflected the deemed distribution of SLM BankCo on April 30, 2014. For “Core Earnings,” we exclude the consumer banking business (SLM BankCo) as if it had never been a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014. There are no adjustments related to this for the periods presented in this Form 10-Q (see 2016 Form 10-K for description of how earlier periods were impacted by this adjustment).

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

10.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended June 30, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$664	$386	$—	$—	$—	$1,050	$18	$(14)	$4	$1,054
Other loans	—	—	—	6	—	6	—	—	—	6
Cash and investments	7	1	—	2	—	10	—	—	—	10

Total interest income	671	387	—	8	—	1,066	18	(14)	4	1,070
Total interest expense	495	193	—	35	—	723	(1)	(3)	(4)	719

Net interest income (loss)	176	194	—	(27)	—	343	19	(11)	8	351
Less: provisions for loan losses	10	95	—	—	—	105	—	—	—	105

Net interest income (loss) after provisions for loan losses	166	99	—	(27)	—	238	19	(11)	8	246
Other income (loss):
Servicing revenue	13	—	145	—	(88)	70	—	—	—	70
Asset recovery and business processing revenue	—	—	111	—	—	111	—	—	—	111
Other income (loss)	—	—	—	4	—	4	(19)	(4)	(23)	(19)

Total other income (loss)	13	—	256	4	(88)	185	(19)	(4)	(23)	162
Expenses:
Direct operating expenses	90	38	129	6	(88)	175	—	—	—	175
Overhead expenses	—	—	—	55	—	55	—	—	—	55

Operating expenses	90	38	129	61	(88)	230	—	—	—	230
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	6	6	6

Total expenses	90	38	129	61	(88)	230	—	6	6	236

Income (loss) before income tax expense (benefit)	89	61	127	(84)	—	193	—	(21)	(21)	172
Income tax expense (benefit)(3)	32	22	46	(30)	—	70	—	(10)	(10)	60

Net income (loss)	$57	$39	$81	$(54)	$—	$123	$—	$(11)	$(11)	$112

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$8	$—	$8
Total other income (loss)	(23)	—	(23)
Goodwill and acquired intangible asset impairment and amortization	—	6	6

Total “Core Earnings” adjustments to GAAP	$(15)	$(6)	(21)

Income tax expense (benefit)			(10)

Net income (loss)			$(11)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

10.	Segment Reporting (Continued)

	Three Months Ended June 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$588	$402	$—	$—	$—	$990	$56	$(26)	$30	$1,020
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	5	—	—	1	—	6	—	—	—	6

Total interest income	593	402	—	3	—	998	56	(26)	30	1,028
Total interest expense	388	173	—	29	—	590	9	—	9	599

Net interest income (loss)	205	229	—	(26)	—	408	47	(26)	21	429
Less: provisions for loan losses	10	100	—	—	—	110	—	—	—	110

Net interest income (loss) after provisions for loan losses	195	129	—	(26)	—	298	47	(26)	21	319
Other income (loss):
Servicing revenue	14	3	153	—	(99)	71	—	—	—	71
Asset recovery and business processing revenue	—	—	101	—	—	101	—	—	—	101
Other income (loss)	—	—	—	4	—	4	(47)	(6)	(53)	(49)

Total other income (loss)	14	3	254	4	(99)	176	(47)	(6)	(53)	123
Expenses:
Direct operating expenses	101	41	125	7	(99)	175	—	—	—	175
Overhead expenses	—	—	—	55	—	55	—	—	—	55

Operating expenses	101	41	125	62	(99)	230	—	—	—	230
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	6	6	6

Total expenses	101	41	125	62	(99)	230	—	6	6	236

Income (loss) before income tax expense (benefit)	108	91	129	(84)	—	244	—	(38)	(38)	206
Income tax expense (benefit)(3)	40	34	48	(32)	—	90	—	(9)	(9)	81

Net income (loss)	$68	$57	$81	$(52)	$—	$154	$—	$(29)	$(29)	$125

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2016
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$21	$—	$21
Total other income (loss)	(53)	—	(53)
Goodwill and acquired intangible asset impairment and amortization	—	6	6

Total “Core Earnings” adjustments to GAAP	$(32)	$(6)	(38)

Income tax expense (benefit)			(9)

Net income (loss)			$(29)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

10.	Segment Reporting (Continued)

	Six Months Ended June 30, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$1,287	$760	$—	$—	$—	$2,047	$38	$(27)	$11	$2,058
Other loans	—	—	—	10	—	10	—	—	—	10
Cash and investments	12	1	—	4	—	17	—	—	—	17

Total interest income	1,299	761	—	14	—	2,074	38	(27)	11	2,085
Total interest expense	951	380	—	66	—	1,397	2	(5)	(3)	1,394

Net interest income (loss)	348	381	—	(52)	—	677	36	(22)	14	691
Less: provisions for loan losses	20	190	—	2	—	212	—	—	—	212

Net interest income (loss) after provisions for loan losses	328	191	—	(54)	—	465	36	(22)	14	479
Other income (loss):
Servicing revenue	26	4	294	—	(178)	146	—	—	—	146
Asset recovery and business processing revenue	—	—	210	—	—	210	—	—	—	210
Other income (loss)	—	—	2	8	—	10	(36)	(16)	(52)	(42)

Total other income (loss)	26	4	506	8	(178)	366	(36)	(16)	(52)	314
Expenses:
Direct operating expenses	183	78	256	12	(178)	351	—	—	—	351
Overhead expenses	—	—	—	118	—	118	—	—	—	118

Operating expenses	183	78	256	130	(178)	469	—	—	—	469
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	11	11	11

Total expenses	183	78	256	130	(178)	469	—	11	11	480

Income (loss) before income tax expense (benefit)	171	117	250	(176)	—	362	—	(49)	(49)	313
Income tax expense (benefit)(3)	63	43	91	(65)	—	132	—	(19)	(19)	113

Net income (loss)	$108	$74	$159	$(111)	$—	$230	$—	$(30)	$(30)	$200

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$14	$—	$14
Total other income (loss)	(52)	—	(52)
Goodwill and acquired intangible asset impairment and amortization	—	11	11

Total “Core Earnings” adjustments to GAAP	$(38)	$(11)	(49)

Income tax expense (benefit)			(19)

Net income (loss)			$(30)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

10.	Segment Reporting (Continued)

	Six Months Ended June 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$1,143	$813	$—	$—	$—	$1,956	$195	$(86)	$109	$2,065
Other loans	—	—	—	3	—	3	—	—	—	3
Cash and investments	8	1	—	3	—	12	—	—	—	12

Total interest income	1,151	814	—	6	—	1,971	195	(86)	109	2,080
Total interest expense	746	345	—	56	—	1,147	18	—	18	1,165

Net interest income (loss)	405	469	—	(50)	—	824	177	(86)	91	915
Less: provisions for loan losses	17	204	—	—	—	221	—	—	—	221

Net interest income (loss) after provisions for loan losses	388	265	—	(50)	—	603	177	(86)	91	694
Other income (loss):
Servicing revenue	31	8	315	—	(200)	154	—	—	—	154
Asset recovery and business processing revenue	—	—	191	—	—	191	—	—	—	191
Other income (loss)	—	—	—	7	—	7	(177)	108	(69)	(62)

Total other income (loss)	31	8	506	7	(200)	352	(177)	108	(69)	283
Expenses:
Direct operating expenses	206	84	258	14	(200)	362	—	—	—	362
Overhead expenses	—	—	—	116	—	116	—	—	—	116

Operating expenses	206	84	258	130	(200)	478	—	—	—	478
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	10	10	10

Total expenses	206	84	258	130	(200)	478	—	10	10	488

Income (loss) before income tax expense (benefit)	213	189	248	(173)	—	477	—	12	12	489
Income tax expense (benefit)(3)	79	70	91	(64)	—	176	—	8	8	184

Net income (loss)	$134	$119	$157	$(109)	$—	$301	$—	$4	$4	$305

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2016
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$91	$—	$91
Total other income (loss)	(69)	—	(69)
Goodwill and acquired intangible asset impairment and amortization	—	10	10

Total “Core Earnings” adjustments to GAAP	$22	$(10)	12

Income tax expense (benefit)			8

Net income (loss)			$4

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2017 and for the three and six months ended

June 30, 2017 and 2016 is unaudited) (Continued)

10.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	$(15)	$(32)	$(38)	$22
Net impact of goodwill and acquired intangible assets(2)	(6)	(6)	(11)	(10)
Net tax effect(3)	10	9	19	(8)

Total “Core Earnings” adjustments to GAAP	$(11)	$(29)	$(30)	$4

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

Navient’s Business

Navient is a leading provider of asset management and business processing solutions for education, health care, and government clients at the federal, state, and local levels. We help our clients and millions of Americans achieve financial success through services and support. Headquartered in Wilmington, Delaware, Navient employs team members in western New York, northeastern Pennsylvania, Indiana, Tennessee, Texas, Virginia, and other locations.

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

As of June 30, 2017, Navient’s principal assets consisted of:

•	$86.1 billion in FFELP Loans, with a net interest margin of 0.80 percent for the quarter ended June 30, 2017 on a “Core Earnings” basis and a weighted average life of 7.1 years;

•	$24.2 billion in Private Education Loans, with a net interest margin of 3.28 percent for the quarter ended June 30, 2017 on a “Core Earnings” basis and a weighted average life of 6.4 years;

•

a leading education loan servicing platform that services loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6 million customer accounts serviced under Navient’s contract with ED; and

•	a leading business processing platform through which we provide services for over 1,000 clients in the education, health care and public sectors.

Strengths and Opportunities

Navient possesses a number of competitive advantages that distinguish it from its competitors, including:

Large, high quality asset base generating significant and predictable cash flows. At June 30, 2017, Navient’s $110.4 billion education loan portfolio is 76 percent funded to term and is expected to produce predictable cash flows over the remaining life of the portfolio. Navient’s $86.1 billion portfolio of FFELP Loans generally bears a maximum 3 percent loss exposure under the terms of the federal guaranty. Navient’s $24.2 billion portfolio of Private Education Loans bears the full credit risk of the borrower and any cosigner. Navient expects that cash flows from its FFELP Loan and Private Education Loan portfolios will significantly exceed future debt service obligations. Our interest earning assets are funded by both secured and unsecured debt.

Efficient and large-scale operating platforms. Navient services over $300 billion in education loans for more than 12 million customers. Navient’s inventory of contingent asset recovery receivables is $20.9 billion as of June 30, 2017. We provide services to over 1,000 education, health care and public sector clients. Navient has demonstrated scalable infrastructure with capacity to add volume at a low cost. Our market share and tested infrastructure have enabled expansion to additional clients and asset types.

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

Commitment to compliance and customer centricity. Navient fosters a robust compliance culture driven by a “customer first” approach. We invest in rigorous training programs, quality assurance, reviews and audits, escalated service tracking and analysis, and customer research to enhance our compliance and customer service.

Strong capital return. As a result of our significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases. In December 2016, Navient’s board of directors authorized a new $600 million share repurchase program effective January 1, 2017. For the six months ended June 30, 2017, Navient repurchased 18.3 million shares of common stock for $275 million. As of June 30, 2017, the remaining common share repurchase authority was $325 million.

Navient has paid a quarterly dividend of $0.16 per share of common stock since the first quarter of 2015. For the six months ended June 30, 2017, Navient paid $91 million in dividends.

Meaningful growth opportunities. In the Asset Management business, Navient will continue pursuing opportunistic acquisitions of FFELP and Private Education Loan portfolios, including refinanced Private Education Loans. During the six months ended June 30, 2017, Navient acquired $7.9 billion of education loans. In June 2017, we closed on the acquisition of $6.5 billion of education loans, comprised of $3.5 billion in FFELP Loans and $3.0 billion in Private Education Loans.

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

On July 31, 2017, Navient acquired Duncan Solutions, a transportation revenue management company serving municipalities and toll authorities, for approximately $80 million. Based in Milwaukee, Wisconsin, the company employs 250 people and serves clients in nearly 30 states. Its parking and tolling-related services, along with industry-leading data capabilities, will complement Gila’s offerings in this space and Navient’s other business processing solutions offerings.

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

•

The continued expansion and growth of providing services to education-related clients. On April 4, 2016, ED published the first part of a two-part RFP related to a new servicing platform for the Direct Student Loan Program. The first part of the RFP focused on screening candidates’ capabilities relative to certain published criteria. In July 2016, Navient was selected as one of three companies eligible to submit responses in the second part of the RFP process. On October 26, 2016, ED published the second part of the RFP for which we submitted our bid on January 9, 2017. As a result of a voluntary corrective action by ED due to a bid protest filed in relation to this RFP, ED issued a series of amendments to the RFP in May and June, 2017. We submitted our bid to the amended RFP on July 10, 2017. A company other than one of three companies selected to be eligible to submit responses filed a bid protest in relation to this RFP on July 7, 2017.

Navient intends to leverage its large-scale operating platforms, superior and data-driven default prevention and asset recovery performance, operating efficiency and regulatory compliance and risk management infrastructure in growing these businesses and in pursuing other growth opportunities.

Navient’s Approach to Helping Education Loan Borrowers Achieve Success

Navient services loans for more than 12 million DSLP Loan, FFELP Loan, and Private Education Loan customers, including 6 million customers whose accounts are serviced under Navient’s contract with ED. We help our customers navigate the path to financial success through proactive outreach and innovative, data-driven approaches.

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

Getting borrowers into the right payment plans: We help customers understand the complex array of federal loan repayment options so they can make informed choices about the plans that are aligned with their financial circumstances and goals. We promote awareness of federal repayment plan options, including Income-Driven Repayment (“IDR”), through more than 154 million communications annually, including mail, email, phone calls, videos and text messages. As a result, more than one in four federal student borrowers and half of student loan balances serviced by Navient for the government were enrolled in an IDR plan (excluding loan types ineligible for the plans). We also help borrowers understand that options lengthening their repayment term may increase the total cost of their loans, while reminding them that they may pay extra or switch repayment plans at any time.

Leading the industry: Navient is a leader in recommending policy reforms aimed at improving upfront education and simplifying federal loan repayment options—reforms that we believe would make a meaningful difference for millions of Americans with student loans.

In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of June 30, 2017, $2.6 billion of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

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

Selected Historical Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
GAAP Basis
Net income attributable to Navient Corporation	$112	$125	$200	$305
Diluted earnings per common share attributable to Navient Corporation	$.39	$.38	$.69	$.91
Weighted average shares used to compute diluted earnings per common share	285	328	291	335
Net interest margin, FFELP Loans	.82%	.95%	.81%	1.04%
Net interest margin, Private Education Loans	3.32%	3.44%	3.24%	3.46%
Return on assets	.39%	.40%	.35%	.49%
Ending FFELP Loans, net	$86,140	$92,521	$86,140	$92,521
Ending Private Education Loans, net	24,223	24,741	24,223	24,741

Ending total education loans, net	$110,363	$117,262	$110,363	$117,262

Average FFELP Loans	$85,321	$93,900	$86,032	$94,811
Average Private Education Loans	23,114	25,700	23,306	26,138

Average total education loans	$108,435	$119,600	$109,338	$120,949

“Core Earnings” Basis(1)
Net income attributable to Navient Corporation	$123	$154	$230	$301
Diluted earnings per common share attributable to Navient Corporation	$.43	$.47	$.79	$.90
Weighted average shares used to compute diluted earnings per common share	285	328	291	335
Net interest margin, FFELP Loans	.80%	.85%	.79%	.83%
Net interest margin, Private Education Loans	3.28%	3.50%	3.22%	3.53%
Return on assets	.43%	.49%	.40%	.48%
Ending FFELP Loans, net	$86,140	$92,521	$86,140	$92,521
Ending Private Education Loans, net	24,223	24,741	24,223	24,741

Ending total education loans, net	$110,363	$117,262	$110,363	$117,262

Average FFELP Loans	$85,321	$93,900	$86,032	$94,811
Average Private Education Loans	23,114	25,700	23,306	26,138

Average total education loans	$108,435	$119,600	$109,338	$120,949

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the three and six months ended June 30, 2017.

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

Second-Quarter 2017 Summary of Results

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

Second-quarter 2017 GAAP net income was $112 million ($0.39 diluted earnings per share), versus net income of $125 million ($0.38 diluted earnings per share) in the second-quarter 2016. The changes in GAAP net income are impacted by the same “Core Earnings” items discussed below, as well as changes in net income attributable to (1) unrealized, mark-to-market gains/losses on derivatives and (2) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP but are not included in “Core Earnings” results. Second-quarter 2017 GAAP results included losses of $15 million from derivative accounting treatment that are excluded from “Core Earnings” results, compared with losses of $32 million from this derivative accounting treatment in the year-ago period. See “‘Core Earnings’ — Definition and Limitations—Differences between ‘Core Earnings’ and GAAP” for a complete reconciliation between GAAP net income and “Core Earnings.”

“Core Earnings” for the quarter were $123 million ($0.43 diluted earnings per share), compared with $154 million ($0.47 diluted earnings per share) for the year-ago quarter. The decrease in diluted “Core Earnings” per share was primarily the result of a $65 million reduction in net interest income due to the amortization of the portfolio and a decrease in the net interest margin, partially offset by a $9 million increase in fee revenue, a $5 million decrease in provisions for loan losses and fewer shares outstanding due to common share repurchases. Second-quarter 2017 and 2016 diluted “Core Earnings” per share were $0.44 and $0.48, respectively, excluding regulatory-related costs of $3 million and $4 million, respectively.

During the first six months of 2017, we:

•	acquired $7.9 billion of education loans;

•	issued $2.9 billion of FFELP asset-backed securities (“ABS”);

•	extended the maturity date of our FFELP asset-backed commercial paper (“ABCP”) facility from March 2018 to April 2019 and increased the maximum financing amount from $6.75 billion to $7.75 billion;

•	extended the maturity date of our Private Education Loan ABCP facility from June 2017 to June 2018, and closed on a new $2.0 billion Private Education Loan ABCP facility that matures in June 2020;

•	closed on two new Private Education Loan ABS repurchase facilities totaling $1.2 billion;

•	issued $1.4 billion in unsecured debt;

•	retired or repurchased $822 million of our senior unsecured debt;

•	repurchased 18.3 million common shares for $275 million; and

•	paid $91 million in common dividends.

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

GAAP Statements of Income (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2017	2016	$	%	2017	2016	$	%
Interest income:
FFELP Loans	$668	$618	$50	8%	$1,298	$1,252	$46	4%
Private Education Loans	386	402	(16)	(4)	760	813	(53)	(7)
Other loans	6	2	4	200	10	3	7	233
Cash and investments	10	6	4	67	17	12	5	42

Total interest income	1,070	1,028	42	4	2,085	2,080	5	—
Total interest expense	719	599	120	20	1,394	1,165	229	20

Net interest income	351	429	(78)	(18)	691	915	(224)	(24)
Less: provisions for loan losses	105	110	(5)	(5)	212	221	(9)	(4)

Net interest income after provisions for loan losses	246	319	(73)	(23)	479	694	(215)	(31)
Other income (loss):
Servicing revenue	70	71	(1)	(1)	146	154	(8)	(5)
Asset recovery and business processing revenue	111	101	10	10	210	191	19	10
Other income (loss)	6	(21)	27	129	(1)	(35)	34	(97)
Gains (losses) on derivative and hedging activities, net	(25)	(28)	3	(11)	(41)	(27)	(14)	52

Total other income	162	123	39	32	314	283	31	11
Expenses:
Operating expenses	230	230	—	—	469	478	(9)	(2)
Goodwill and acquired intangible asset impairment and amortization expense	6	6	—	—	11	10	1	10

Total expenses	236	236	—	—	480	488	(8)	(2)

Income before income tax expense	172	206	(34)	(17)	313	489	(176)	(36)
Income tax expense	60	81	(21)	(26)	113	184	(71)	(39)

Net income	112	125	(13)	(10)	200	305	(105)	(34)
Less: net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—	—

Net income attributable to Navient Corporation	$112	$125	$(13)	(10)%	$200	$305	$(105)	(34)%

Basic earnings per common share attributable to Navient Corporation	$.40	$.39	$.01	3%	$.70	$.92	$(.22)	(24)%

Diluted earnings per common share attributable to Navient Corporation	$.39	$.38	$.01	3%	$.69	$.91	$(.22)	(24)%

Dividends per common share attributable to Navient Corporation	$.16	$.16	$—	—%	$.32	$.32	$—	—%

Consolidated Earnings Summary — GAAP-basis

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

For the three months ended June 30, 2017, net income was $112 million, or $0.39 diluted earnings per common share, compared with net income of $125 million, or $0.38 diluted earnings per common share, for the three months ended June 30, 2016. The decrease in net income was primarily due to a $78 million decrease in net interest income, partially offset by a $5 million decrease in the provision for loan losses, a $10 million increase in asset recovery and business processing revenue, and a $27 million increase in other income.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•

Net interest income decreased by $78 million, primarily as a result of the amortization of the education loan balance and a decline in the net interest margin. The decline in net interest margin was primarily due to higher funding credit spreads.

•

Provisions for loan losses decreased $5 million from the year-ago quarter, related to the provision for Private Education Loan losses. The provision for Private Education Loan losses was $95 million in the second quarter of 2017, down $5 million from the second quarter of 2016. Excluding the $3.0 billion of Private Education Loans acquired in June 2017, there was a 12 percent decrease in Private Education Loans outstanding, a $5 million reduction in charge-offs and a $92 million reduction in delinquent loans compared to the year-ago quarter. These factors led to decreases in expected future charge-offs and the decrease in provision. See “Note 1 – Significant Accounting Policies – Education Loan Interest Income and Allowance for Loan Losses,” for a description of the allowance for loan losses policy for the $3.0 billion of Private Education Loans acquired in June 2017.

•	Asset recovery and business processing revenue increased $10 million primarily as a result of an increase in non-education loan-related asset recovery volume.

•

Other income increased $27 million primarily due to a decrease in foreign currency translation losses. The foreign currency translation gains (losses) relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains (losses) are partially offset by the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•

Net losses on derivative and hedging activities decreased $3 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

The effective tax rates for the second quarters of 2017 and 2016 were 35 percent and 39 percent, respectively. The decrease in effective tax rate was primarily driven by net excess tax benefits related to stock-based incentive payments recognized in the current quarter and the state tax rate impact of legal entity rationalization efforts.

•

Second-quarter 2017 and 2016 expenses included regulatory-related costs of $3 million and $4 million, respectively. Excluding these regulatory-related costs, operating expenses were $227 million in second-quarter 2017, a $1 million increase from second-quarter 2016.

We repurchased 10.9 million and 13.6 million shares of our common stock during the three months ended June 30, 2017 and 2016, respectively, as part of our common share repurchase programs. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 43 million common shares (or 13 percent) from the year-ago quarter.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

For the six months ended June 30, 2017, net income was $200 million, or $0.69 diluted earnings per common share, compared with net income of $305 million, or $0.91 diluted earnings per common share, for the six months ended June 30, 2016. The decrease in net income was primarily due to a $224 million decrease in net interest income and a $14 million increase in net losses on derivative and hedging activities. This was partially offset by a $9 million decrease in the provision for loan losses, a $19 million increase in asset recovery and business processing revenue, a $34 million increase in other income and a $9 million decrease in operating expenses.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•

Net interest income decreased by $224 million, primarily as a result of the amortization of the education loan balance and a decline in the net interest margin. The decline in net interest margin was primarily due to higher funding credit spreads.

•

Provisions for loan losses decreased $9 million from the year-ago period, primarily related to the provision for Private Education Loan losses. The provision for Private Education Loan losses was $190 million for the six months ended June 30, 2017, down $14 million from the year-ago period. Excluding the $3.0 billion of Private Education Loans acquired in June 2017, there was a 12 percent decrease in Private Education Loans outstanding, a $12 million reduction in charge-offs and a $92 million reduction in delinquent loans compared to the year-ago period. These factors led to decreases in expected future charge-offs and the decrease in provision. See “Note 1 – Significant Accounting Policies – Education Loan Interest Income and Allowance for Loan Losses,” for a description of the allowance for loan losses policy for the $3.0 billion of Private Education Loans acquired in June 2017.

•	Asset recovery and business processing revenue increased $19 million primarily as a result of an increase in non-education loan-related asset recovery volume.

•

Other income increased $34 million primarily due to a decrease in foreign currency translation losses. The foreign currency translation gains (losses) relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains (losses) are partially offset by the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•

Net losses on derivative and hedging activities increased $14 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

The effective tax rates for the six months ended June 30, 2017 and 2016 were 36 percent and 38 percent, respectively. The decrease in effective tax rate was primarily driven by net excess tax benefits related to stock-based incentive payments recognized in the current quarter.

•

In the first six months of 2017 and 2016, we recorded regulatory-related costs of $8 million in each period. Excluding these regulatory-related costs, operating expenses were $461 million, a $9 million decrease from the year-ago period. This decrease was primarily due to a general reduction in costs primarily related to operating efficiency initiatives.

We repurchased 18.3 million and 32.8 million shares of our common stock during the six months ended June 30, 2017 and 2016, respectively, as part of our common share repurchase programs. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 44 million common shares (or 13 percent) from the year-ago period.

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

	Three Months Ended June 30, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$664	$386	$—	$—	$—	$1,050	$18	$(14)	$4	$1,054
Other loans	—	—	—	6	—	6	—	—	—	6
Cash and investments	7	1	—	2	—	10	—	—	—	10

Total interest income	671	387	—	8	—	1,066	18	(14)	4	1,070
Total interest expense	495	193	—	35	—	723	(1)	(3)	(4)	719

Net interest income (loss)	176	194	—	(27)	—	343	19	(11)	8	351
Less: provisions for loan losses	10	95	—	—	—	105	—	—	—	105

Net interest income (loss) after provisions for loan losses	166	99	—	(27)	—	238	19	(11)	8	246
Other income (loss):
Servicing revenue	13	—	145	—	(88)	70	—	—	—	70
Asset recovery and business processing revenue	—	—	111	—	—	111	—	—	—	111
Other income (loss)	—	—	—	4	—	4	(19)	(4)	(23)	(19)

Total other income (loss)	13	—	256	4	(88)	185	(19)	(4)	(23)	162
Expenses:
Direct operating expenses	90	38	129	6	(88)	175	—	—	—	175
Overhead expenses	—	—	—	55	—	55	—	—	—	55

Operating expenses	90	38	129	61	(88)	230	—	—	—	230
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	6	6	6

Total expenses	90	38	129	61	(88)	230	—	6	6	236

Income (loss) before income tax expense (benefit)	89	61	127	(84)	—	193	—	(21)	(21)	172
Income tax expense (benefit)(3)	32	22	46	(30)	—	70	—	(10)	(10)	60

Net income (loss)	$57	$39	$81	$(54)	$—	$123	$—	$(11)	$(11)	$112

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$8	$—	$8
Total other income (loss)	(23)	—	(23)
Goodwill and acquired intangible asset impairment and amortization	—	6	6

Total “Core Earnings” adjustments to GAAP	$(15)	$(6)	(21)

Income tax expense (benefit)			(10)

Net income (loss)			$(11)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended June 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$588	$402	$—	$—	$—	$990	$56	$(26)	$30	$1,020
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	5	—	—	1	—	6	—	—	—	6

Total interest income	593	402	—	3	—	998	56	(26)	30	1,028
Total interest expense	388	173	—	29	—	590	9	—	9	599

Net interest income (loss)	205	229	—	(26)	—	408	47	(26)	21	429
Less: provisions for loan losses	10	100	—	—	—	110	—	—	—	110

Net interest income (loss) after provisions for loan losses	195	129	—	(26)	—	298	47	(26)	21	319
Other income (loss):
Servicing revenue	14	3	153	—	(99)	71	—	—	—	71
Asset recovery and business processing revenue	—	—	101	—	—	101	—	—	—	101
Other income (loss)	—	—	—	4	—	4	(47)	(6)	(53)	(49)

Total other income (loss)	14	3	254	4	(99)	176	(47)	(6)	(53)	123
Expenses:
Direct operating expenses	101	41	125	7	(99)	175	—	—	—	175
Overhead expenses	—	—	—	55	—	55	—	—	—	55

Operating expenses	101	41	125	62	(99)	230	—	—	—	230
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	6	6	6

Total expenses	101	41	125	62	(99)	230	—	6	6	236

Income (loss) before income tax expense (benefit)	108	91	129	(84)	—	244	—	(38)	(38)	206
Income tax expense (benefit)(3)	40	34	48	(32)	—	90	—	(9)	(9)	81

Net income (loss)	$68	$57	$81	$(52)	$—	$154	$—	$(29)	$(29)	$125

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2016
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$21	$—	$21
Total other income (loss)	(53)	—	(53)
Goodwill and acquired intangible asset impairment and amortization	—	6	6

Total “Core Earnings” adjustments to GAAP	$(32)	$(6)	(38)

Income tax expense (benefit)			(9)

Net income (loss)			$(29)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$1,287	$760	$—	$—	$—	$2,047	$38	$(27)	$11	$2,058
Other loans	—	—	—	10	—	10	—	—	—	10
Cash and investments	12	1	—	4	—	17	—	—	—	17

Total interest income	1,299	761	—	14	—	2,074	38	(27)	11	2,085
Total interest expense	951	380	—	66	—	1,397	2	(5)	(3)	1,394

Net interest income (loss)	348	381	—	(52)	—	677	36	(22)	14	691
Less: provisions for loan losses	20	190	—	2	—	212	—	—	—	212

Net interest income (loss) after provisions for loan losses	328	191	—	(54)	—	465	36	(22)	14	479
Other income (loss):
Servicing revenue	26	4	294	—	(178)	146	—	—	—	146
Asset recovery and business processing revenue	—	—	210	—	—	210	—	—	—	210
Other income (loss)	—	—	2	8	—	10	(36)	(16)	(52)	(42)

Total other income (loss)	26	4	506	8	(178)	366	(36)	(16)	(52)	314
Expenses:
Direct operating expenses	183	78	256	12	(178)	351	—	—	—	351
Overhead expenses	—	—	—	118	—	118	—	—	—	118

Operating expenses	183	78	256	130	(178)	469	—	—	—	469
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	11	11	11

Total expenses	183	78	256	130	(178)	469	—	11	11	480

Income (loss) before income tax expense (benefit)	171	117	250	(176)	—	362	—	(49)	(49)	313
Income tax expense (benefit)(3)	63	43	91	(65)	—	132	—	(19)	(19)	113

Net income (loss)	$108	$74	$159	$(111)	$—	$230	$—	$(30)	$(30)	$200

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$14	$—	$14
Total other income (loss)	(52)	—	(52)
Goodwill and acquired intangible asset impairment and amortization	—	11	11

Total “Core Earnings” adjustments to GAAP	$(38)	$(11)	(49)

Income tax expense (benefit)			(19)

Net income (loss)			$(30)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$1,143	$813	$—	$—	$—	$1,956	$195	$(86)	$109	$2,065
Other loans	—	—	—	3	—	3	—	—	—	3
Cash and investments	8	1	—	3	—	12	—	—	—	12

Total interest income	1,151	814	—	6	—	1,971	195	(86)	109	2,080
Total interest expense	746	345	—	56	—	1,147	18	—	18	1,165

Net interest income (loss)	405	469	—	(50)	—	824	177	(86)	91	915
Less: provisions for loan losses	17	204	—	—	—	221	—	—	—	221

Net interest income (loss) after provisions for loan losses	388	265	—	(50)	—	603	177	(86)	91	694
Other income (loss):
Servicing revenue	31	8	315	—	(200)	154	—	—	—	154
Asset recovery and business processing revenue	—	—	191	—	—	191	—	—	—	191
Other income (loss)	—	—	—	7	—	7	(177)	108	(69)	(62)

Total other income (loss)	31	8	506	7	(200)	352	(177)	108	(69)	283
Expenses:
Direct operating expenses	206	84	258	14	(200)	362	—	—	—	362
Overhead expenses	—	—	—	116	—	116	—	—	—	116

Operating expenses	206	84	258	130	(200)	478	—	—	—	478
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	10	10	10

Total expenses	206	84	258	130	(200)	478	—	10	10	488

Income (loss) before income tax expense (benefit)	213	189	248	(173)	—	477	—	12	12	489
Income tax expense (benefit)(3)	79	70	91	(64)	—	176	—	8	8	184

Net income (loss)	$134	$119	$157	$(109)	$—	$301	$—	$4	$4	$305

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2016
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$91	$—	$91
Total other income (loss)	(69)	—	(69)
Goodwill and acquired intangible asset impairment and amortization	—	10	10

Total “Core Earnings” adjustments to GAAP	$22	$(10)	12

Income tax expense (benefit)			8

Net income (loss)			$4

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Differences between “Core Earnings” and GAAP

The following discussion summarizes the differences between “Core Earnings” and GAAP net income and details each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
“Core Earnings” net income attributable to Navient Corporation	$123	$154	$230	$301
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting	(15)	(32)	(38)	22
Net impact of goodwill and acquired intangible assets	(6)	(6)	(11)	(10)
Net tax effect	10	9	19	(8)

Total “Core Earnings” adjustments to GAAP	(11)	(29)	(30)	4

GAAP net income attributable to Navient Corporation	$112	$125	$200	$305

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

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$(25)	$(28)	$(41)	$(27)
Plus: Realized losses on derivative and hedging activities, net(1)	19	47	36	177

Unrealized gains on derivative and hedging activities, net(2)	(6)	19	(5)	150
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(14)	(26)	(27)	(86)
Other derivative accounting adjustments(3)	5	(25)	(6)	(42)

Total net impact of derivative accounting(4)	$(15)	$(32)	$(38)	$22

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Floor Income Contracts	$13	$7	$66	$34
Basis swaps	(14)	(6)	(15)	7
Foreign currency hedges	13	2	(19)	90
Other	(18)	16	(37)	19

Total unrealized gains on derivative and hedging activities, net	$(6)	$19	$(5)	$150

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(18)	$(56)	$(38)	$(195)
Net settlement income on interest rate swaps reclassified to net interest income	(1)	9	2	18

Total reclassifications of realized losses on derivative and hedging activities	$(19)	$(47)	$(36)	$(177)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of June 30, 2017, derivative accounting has reduced GAAP equity by approximately $115 million as a result of cumulative net unrealized losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Beginning impact of derivative accounting on GAAP equity	$(90)	$(329)	$(90)	$(281)
Net impact of net unrealized gains (losses) under derivative accounting(1)	(25)	(59)	(25)	(107)

Ending impact of derivative accounting on GAAP equity	$(115)	$(388)	$(115)	$(388)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Total pre-tax net impact of derivative accounting recognized in net income(a)	$(15)	$(32)	$(38)	$22
Tax impact of derivative accounting adjustments recognized in net income	5	12	13	(8)
Change in unrealized gain (losses) on derivatives, net of tax recognized in other comprehensive income	(15)	(39)	—	(121)

Net impact of net unrealized gains (losses) under derivative accounting	$(25)	$(59)	$(25)	$(107)

(a)	See “‘Core Earnings’ derivative adjustments” table above.

Hedging FFELP Loan Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods. As of June 30, 2017, the remaining amortization term of the net floor premiums was approximately 5.0 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on the effective portion of these hedges are recorded in accumulated other comprehensive income and gains and losses on the ineffective portion are recorded immediately to earnings. Hedged Floor Income from these cash flow hedges that has not been recognized into “Core Earnings” and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in “Core Earnings” and GAAP in future periods and is presented net of tax. As of June 30, 2017, the remaining hedged period is approximately 5.0 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

(Dollars in millions)	June 30, 2017	June 30, 2016
Unamortized net Floor premiums (net of tax)	$(153)	$(138)
Unrecognized hedged Floor Income related to pay fixed interest rate swaps (net of tax)	(564)	(577)

Total(1)	$(717)	$(715)

(1)	$(1.1) billion and $(1.1) billion on a pre-tax basis as of June 30, 2017 and 2016, respectively.

2) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
“Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(6)	$(6)	$(11)	$(10)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
“Core Earnings” interest income:
FFELP Loans	$664	$588	13%	$1,287	$1,143	13%
Cash and investments	7	5	40	12	8	50

Total “Core Earnings” interest income	671	593	13	1,299	1,151	13
Total “Core Earnings” interest expense	495	388	28	951	746	27

Net “Core Earnings” interest income	176	205	(14)	348	405	(14)
Less: provision for loan losses	10	10	—	20	17	18

Net “Core Earnings” interest income after provision for loan losses	166	195	(15)	328	388	(15)
Servicing revenue	13	14	(7)	26	31	(16)
Direct operating expenses	90	101	(11)	183	206	(11)

Income before income tax expense	89	108	(18)	171	213	(20)
Income tax expense	32	40	(20)	63	79	(20)

“Core Earnings”	$57	$68	(16)%	$108	$134	(19)%

“Core Earnings” for the segment were $57 million in second-quarter 2017, compared with the year-ago quarter’s $68 million. This decrease was primarily the result of a $29 million decrease in net interest income due to the amortization of the portfolio and a decrease in net interest margin, partially offset by an $11 million decrease in operating expenses.

“Core Earnings” key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
FFELP Loan spread	.89%	.93%	.87%	.91%
Net interest margin	.80%	.85%	.79%	.83%
Provision for loan losses	$10	$10	$20	$17
Charge-offs	$13	$13	$26	$29
Charge-off rate	.08%	.07%	.08%	.08%
Total delinquency rate	12.8%	13.2%	12.8%	13.2%
Greater than 90-day delinquency rate	6.0%	7.2%	6.0%	7.2%
Forbearance rate	12.3%	14.8%	12.3%	14.8%

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP basis FFELP Loan net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
“Core Earnings” basis FFELP Loan yield	3.55%	2.92%	3.44%	2.89%
Hedged Floor Income	.40	.36	.35	.30
Unhedged Floor Income	.05	.17	.11	.15
Consolidation Loan Rebate Fees	(.67)	(.66)	(.67)	(.65)
Repayment Borrower Benefits	(.11)	(.11)	(.11)	(.11)
Premium amortization	(.10)	(.16)	(.10)	(.16)

“Core Earnings” basis FFELP Loan net yield	3.12	2.52	3.02	2.42
“Core Earnings” basis FFELP Loan cost of funds	(2.23)	(1.59)	(2.15)	(1.51)

“Core Earnings” basis FFELP Loan spread	.89	.93	.87	.91
“Core Earnings” basis other interest-earning asset spread impact	(.09)	(.08)	(.08)	(.08)

“Core Earnings” basis FFELP Loan net interest margin(1)	.80%	.85%	.79%	.83%

“Core Earnings” basis FFELP Loan net interest margin(1)	.80%	.85%	.79%	.83%
Adjustment for GAAP accounting treatment(2)	.02	.10	.02	.21

GAAP basis FFELP Loan net interest margin(1)	.82%	.95%	.81%	1.04%

(1)	The average balances of our FFELP Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
FFELP Loans	$85,321	$93,900	$86,032	$94,811
Other interest-earning assets	3,368	3,594	3,344	3,598

Total FFELP Loan “Core Earnings” basis interest-earning assets	$88,689	$97,494	$89,376	$98,409

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

The Company acquired $4.0 billion of FFELP Loans in second-quarter 2017. As of June 30, 2017, our FFELP Loan portfolio totaled $86.1 billion, comprising $30.2 billion of FFELP Stafford Loans and $55.9 billion of FFELP Consolidation Loans. The weighted average life of these portfolios as of June 30, 2017 was 4.7 years and 8.3 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 5 percent and 3 percent, respectively.

Floor Income

The following table analyzes on a “Core Earnings” basis the ability of the FFELP Loans in our portfolio to earn Floor Income after June 30, 2017 and 2016, based on interest rates as of those dates.

	June 30, 2017			June 30, 2016
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Education loans eligible to earn Floor Income	$75.6	$9.8	$85.4	$80.4	$11.0	$91.4
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(38.4)	(.7)	(39.1)	(41.6)	(.8)	(42.4)
Less: economically hedged Floor Income	(21.2)	—	(21.2)	(17.6)	—	(17.6)

Education loans eligible to earn Floor Income	$16.0	$9.1	$25.1	$21.2	$10.2	$31.4

Education loans earning Floor Income	$2.3	$.5	$2.8	$14.4	$1.3	$15.7

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period July 1, 2017 to December 31, 2021.

(Dollars in billions)	July 1,2017 to December 31, 2017	2018	2019	2020	2021	2022
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$21.0	$22.4	$20.0	$17.0	$11.5	$1.2

Operating Expenses — FFELP Loans

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged by the Business Services segment and included in those amounts was $88 million and $99 million for the quarters ended June 30, 2017 and 2016, respectively, and $178 million and $200 million for the six months ended June 30, 2017 and 2016, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 42 basis points and 43 basis points of average FFELP Loans in the quarters ended June 30, 2017 and 2016, respectively, and 43 basis points and 44 basis points of average FFELP Loans in the six months ended June 30, 2017 and 2016, respectively. The decrease in operating expenses from the year-ago periods was primarily the result of the decrease in the balance of the portfolio.

Private Education Loans Segment

The following table includes “Core Earnings” results for our Private Education Loans segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
“Core Earnings” interest income:
Private Education Loans	$386	$402	(4)%	$760	$813	(7)%
Cash and investments	1	—	100	1	1	—

Total “Core Earnings” interest income	387	402	(4)	761	814	(7)
Total “Core Earnings” interest expense	193	173	12	380	345	10

Net “Core Earnings” interest income	194	229	(15)	381	469	(19)
Less: provision for loan losses	95	100	(5)	190	204	(7)

Net “Core Earnings” interest income after provision for loan losses	99	129	(23)	191	265	(28)
Servicing revenue	—	3	(100)	4	8	(50)
Direct operating expenses	38	41	(7)	78	84	(7)

Income before income tax expense	61	91	(33)	117	189	(38)
Income tax expense	22	34	(35)	43	70	(39)

“Core Earnings”	$39	$57	(32)%	$74	$119	(38)%

“Core Earnings” for the segment were $39 million in second-quarter 2017, compared with the year-ago quarter’s $57 million. This decrease was primarily the result of a $35 million decrease in net interest income due to the amortization of the portfolio and a decrease in net interest margin. “Core Earnings” key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Private Education Loan spread	3.48%	3.66%	3.40%	3.68%
Net interest margin	3.28%	3.50%	3.22%	3.53%
Provision for loan losses	$95	$100	$190	$204
Charge-offs	$122	$127	$259	$271
Charge-off rate	2.3%	2.2%	2.4%	2.3%
Total delinquency rate	6.0%	6.1%	6.0%	6.1%
Greater than 90-day delinquency rate	2.8%	2.9%	2.8%	2.9%
Forbearance rate	3.6%	3.7%	3.6%	3.7%
Loans in repayment with more than 12 payments made	95%	95%	95%	95%
Cosigner rate	65%	64%	65%	64%

Private Education Loan Net Interest Margin

The following table shows the “Core Earnings” basis Private Education Loan net interest margin along with reconciliation to the GAAP basis Private Education Loan net interest margin before provision for loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
“Core Earnings” basis Private Education Loan yield	6.69%	6.29%	6.57%	6.26%
“Core Earnings” basis Private Education Loan cost of funds	(3.21)	(2.63)	(3.17)	(2.58)

“Core Earnings” basis Private Education Loan spread	3.48	3.66	3.40	3.68
“Core Earnings” basis other interest-earning asset spread impact	(.20)	(.16)	(.18)	(.15)

“Core Earnings” basis Private Education Loan net interest margin(1)	3.28%	3.50%	3.22%	3.53%

“Core Earnings” basis Private Education Loan net interest margin(1)	3.28%	3.50%	3.22%	3.53%
Adjustment for GAAP accounting treatment(2)	.04	(.06)	.02	(.07)

GAAP basis Private Education Loan net interest margin(1)	3.32%	3.44%	3.24%	3.46%

(1)	The average balances of our Private Education Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Private Education Loans	$23,114	$25,700	$23,306	$26,138
Other interest-earning assets	615	618	597	609

Total Private Education Loan “Core Earnings” basis interest-earning assets	$23,729	$26,318	$23,903	$26,747

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

The Company acquired $3.1 billion of Private Education Loans in the second-quarter 2017. As of June 30, 2017, our Private Education Loan portfolio totaled $24.2 billion. The weighted-average life of this portfolio as of June 30, 2017 was 6.4 years assuming a CPR of 5 percent.

Private Education Loan Provision for Loan Losses

In establishing the allowance for Private Education Loan losses as of June 30, 2017, we considered several factors with respect to our Private Education Loan portfolio. Excluding the $3.0 billion Private Education Loans acquired in June 2017, total loan delinquencies of $1.3 billion were down $92 million from $1.4 billion in the year-ago quarter and loan delinquencies of 90 days or more decreased to $637 million, down $31 million from $668 million in the year-ago quarter. Charge-offs decreased to $122 million, down $5 million from $127 million in the year-ago quarter. Loans in forbearance decreased to $819 million, down $73 million from $892 million in the year-ago quarter.

The provision for Private Education Loan losses was $95 million in the second quarter of 2017, down $5 million from the second quarter of 2016. Excluding the $3.0 billion of Private Education Loans acquired in June 2017, there was a 12 percent decrease in Private Education Loans outstanding, a $5 million reduction in charge-offs and a $92 million reduction in delinquent loans compared to the year-ago quarter. These factors led to decreases in expected future charge-offs and the decrease in provision. See “Note 1 — Significant Accounting Policies – Education Loan Interest Income and Allowance for Loan Losses,” for a description of the allowance for loan losses policy for the $3.0 billion of Private Education Loans acquired in June 2017.

Operating Expenses — Private Education Loans Segment

Operating expenses for our Private Education Loans segment include costs incurred to service and collect on our Private Education Loan portfolio. Operating expenses were $38 million and $41 million for the quarters ended June 30, 2017 and 2016, respectively, and $78 million and $84 million for the six months ended June 30, 2017 and 2016, respectively.

Business Services Segment

The following table includes “Core Earnings” results for our Business Services segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Net interest income	$—	$—	—%	$—	$—	—%
Servicing revenue:
Intercompany loan servicing	88	99	(11)	178	200	(11)
Third-party loan servicing	52	51	2	106	105	1
Guarantor servicing	5	2	150	10	10	—
Other servicing	—	1	(100)	—	—	—

Total servicing revenue	145	153	(5)	294	315	(7)
Asset recovery and business processing revenue	111	101	10	210	191	10
Other Business Services revenue	—	—	—	2	—	100

Total other income	256	254	1	506	506	—
Direct operating expenses	129	125	3	256	258	(1)

Income from continuing operations, before income tax expense	127	129	(2)	250	248	1
Income tax expense	46	48	(4)	91	91	—

“Core Earnings”	$81	$81	—%	$159	$157	1%

“Core Earnings” were $81 million in second-quarter 2017, unchanged from the year-ago quarter. Key segment metrics are as follows:

	As of June 30,
(Dollars in billions)	2017	2016
Number of accounts serviced for ED (in millions)	6.0	6.2
Total federal loans serviced	$293	$289
Contingent collections receivables inventory:
Education loans	$8.6	$10.1
Other	12.3	9.1

Total contingent collections receivables inventory	$20.9	$19.2

Revenues related to services performed on FFELP Loans accounted for 63 percent and 65 percent, respectively, of total Business Services segment revenues for the quarters ended June 30, 2017 and 2016, and 65 percent and 65 percent, respectively, of total Business Services segment revenues for the six months ended June 30, 2017 and 2016.

Servicing Revenue

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $84 billion and $93 billion for the quarters ended June 30, 2017 and 2016, respectively, and $85 billion and $94 billion for the six months ended June 30, 2017 and 2016, respectively. The decline in the intercompany loan servicing revenue from the year-ago periods was the primary reason for the decline in servicing revenue and was due to the decline in the average balance of FFELP Loans serviced.

The Company services education loans for more than 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6 million customer accounts under the ED Servicing Contract as of June 30, 2017, compared with 6.2 million customer accounts serviced at June 30, 2016. Third-party loan servicing fees in the quarters ended June 30, 2017 and 2016 included $38 million and $37 million, respectively, of servicing revenue related to the ED Servicing Contract. On June 13, 2014, ED extended its servicing contract with us to service Direct Student Loan Program federal loans for five more years.

On April 4, 2016, ED published the first part of a two-part RFP related to a new servicing platform for the Direct Student Loan Program. The first part of the RFP focused on screening candidates’ capabilities relative to certain published criteria. In July 2016, Navient was selected as one of three companies eligible to submit responses in the second part of the RFP process. On October 26, 2016, ED published the second part of the RFP for which we submitted our bid on January 9, 2017. As a result of a voluntary corrective action by ED due to a bid protest filed in relation to this RFP, ED issued a series of amendments to the RFP in May and June, 2017. We submitted our bid on July 10, 2017. A company other than one of three companies selected to be eligible to submit responses filed a bid protest in relation to this RFP on July 7, 2017. At this time, we cannot predict the outcome of the bid protest or the procurement.

Asset Recovery and Business Processing Revenue

Our asset recovery and business processing revenue consists of fees we receive for asset recovery of delinquent and defaulted debt on behalf of third-party clients performed on a contingent basis. Business processing revenue consists of fees we earn processing transactions on behalf of our municipal, public authority and hospital clients. Asset recovery and business processing revenue increased $10 million from the year-ago quarter primarily due to an increase in non-education loan-related asset recovery volume.

Since 1997, Navient has provided asset recovery services on defaulted education loans to ED. This contract expired by its terms on February 21, 2015 and our Pioneer Credit Recovery (“Pioneer”) subsidiary received no new account placements under the contract. We engaged with ED to learn more about their decision and address any questions or concerns they may have. In addition, in March 2015, Pioneer filed a bid protest with the U.S. Government Accountability Office (“GAO”) which protest was dismissed in March 2015 from the GAO based upon overlapping jurisdiction. Following the bid protest dismissal, Pioneer filed its own complaint with the U.S. Court of Federal Claims (“COFC”), which complaint was consolidated with several similar cases filed by other private collection agencies. On April 16, 2015, Pioneer’s complaint, together with the other plaintiffs’ consolidated complaints, was dismissed for lack of jurisdiction. We appealed this decision to the United States Court of Appeals for the Federal Circuit and, in July 2016, the Court of Appeals reversed the ruling of the COFC and remanded the case for further proceedings. As a result of these proceedings, ED undertook voluntary corrective action, reassessed Pioneer’s eligibility to receive a term extension and awarded the company a new contract in May 2017. The COFC has issued a preliminary injunction in the matter and the related protest of the new contract for similar services discussed below. This preliminary injunction prevents ED from assigning contracts to Pioneer under its new contract and the other interested parties. Several interested parties have appealed the injunction to the U.S. Court of Appeals for the Federal Circuit. This matter remains open.

Separately, we had submitted a response to ED’s RFP in relation to a new contract for similar services. On December 9, 2016, Navient was informed by ED that neither of our subsidiaries, Pioneer nor General Revenue

Corporation (“GRC”), was awarded a contract to perform collections and loan rehabilitation services for federal student loan borrowers. In December 2016, both Pioneer and GRC filed bid protests with the GAO. GRC’s bid protest was dismissed in part in January 2017 and GRC filed a supplemental protest. GRC’s protest was sustained on March 27, 2017. Pioneer’s bid protest with the GAO was dismissed from the GAO on March 30, 2017 based upon over lapping jurisdiction. Pioneer filed a substantially similar complaint with the COFC on April 11, 2017. Pioneer and GRC are subject to the same injunction discussed above. These matters are still outstanding.

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

Operating Expenses — Business Services Segment

Operating expenses for our Business Services segment primarily include costs incurred to service our FFELP Loan portfolio, third-party servicing and asset recovery and business processing costs, and other operating costs. The $4 million increase in operating expenses in the second quarter of 2017 compared with the year-ago quarter was primarily due to an increase in legal contingency expense.

Other Segment

The following table includes “Core Earnings” results of our Other segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Net interest loss after provision for loan losses	$(27)	$(26)	4%	$(54)	$(50)	8%
Other income	4	4	—	8	7	14
Direct operating expenses	6	7	(14)	12	14	(14)
Overhead expenses:
Corporate overhead	28	28	—	63	62	2
Unallocated information technology costs	27	27	—	55	54	2

Total overhead expenses	55	55	—	118	116	2

Total operating expenses	61	62	(2)	130	130	—

Loss before income tax benefit	(84)	(84)	—	(176)	(173)	2
Income tax benefit	(30)	(32)	(6)	(65)	(64)	2

“Core Earnings” (loss)	$(54)	$(52)	4%	$(111)	$(109)	2%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$85,321	3.14%	$93,900	2.65%	$86,032	3.04%	$94,811	2.66%
Private Education Loans	23,114	6.69	25,700	6.29	23,306	6.57	26,138	6.26
Other loans	197	11.55	67	8.66	185	11.37	68	8.58
Cash and investments	5,350	.75	5,501	.47	5,189	.66	5,460	.43

Total interest-earning assets	113,982	3.76%	125,168	3.30%	114,712	3.67%	126,477	3.31%

Non-interest-earning assets	3,728		3,733		3,969		3,937

Total assets	$117,710		$128,901		$118,681		$130,414

Average Liabilities and Equity
Short-term borrowings	$2,750	4.13%	$2,152	3.10%	$2,487	3.86%	$2,292	2.85%
Long-term borrowings	109,216	2.54	120,797	1.94	110,206	2.46	121,953	1.87

Total interest-bearing liabilities	111,966	2.58%	122,949	1.96%	112,693	2.50%	124,245	1.88%

Non-interest-bearing liabilities	2,164		2,241		2,333		2,406
Equity	3,580		3,711		3,655		3,763

Total liabilities and equity	$117,710		$128,901		$118,681		$130,414

Net interest margin		1.23%		1.38%		1.21%		1.46%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
Three Months Ended June 30, 2017 vs. 2016
Interest income	$42	$136	$(94)
Interest expense	120	176	(56)

Net interest income	$(78)	$(40)	$(38)

Six Months Ended June 30, 2017 vs. 2016
Interest income	$5	$213	$(208)
Interest expense	229	348	(119)

Net interest income	$(224)	$(135)	$(89)

(1)	Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net — GAAP and “Core Earnings” Basis

	June 30, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$114	$—	$114	$66	$180
Grace, repayment and other(2)	29,674	55,659	85,333	25,653	110,986

Total, gross	29,788	55,659	85,447	25,719	111,166
Unamortized premium/(discount)	463	291	754	(994)	(240)
Receivable for partially charged-off loans	—	—	—	784	784
Allowance for loan losses	(36)	(25)	(61)	(1,286)	(1,347)

Total education loan portfolio	$30,215	$55,925	$86,140	$24,223	$110,363

% of total FFELP	35%	65%	100%
% of total	27%	51%	78%	22%	100%

	December 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$148	$—	$148	$104	$252
Grace, repayment and other(2)	31,700	55,070	86,770	24,229	110,999

Total, gross	31,848	55,070	86,918	24,333	111,251
Unamortized premium/(discount)	510	369	879	(457)	422
Receivable for partially charged-off loans	—	—	—	815	815
Allowance for loan losses	(39)	(28)	(67)	(1,351)	(1,418)

Total education loan portfolio	$32,319	$55,411	$87,730	$23,340	$111,070

% of total FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount) — GAAP and “Core Earnings” Basis

	Three Months Ended June 30, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$30,866	$54,455	$85,321	$23,114	$108,435
% of FFELP	36%	64%	100%
% of total	29%	50%	79%	21%	100%

	Three Months Ended June 30, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$35,263	$58,637	$93,900	$25,700	$119,600
% of FFELP	38%	62%	100%
% of total	30%	49%	79%	21%	100%

	Six Months Ended June 30, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$31,424	$54,608	$86,032	$23,306	$109,338
% of FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

	Six Months Ended June 30, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$35,878	$58,933	$94,811	$26,138	$120,949
% of FFELP	38%	62%	100%
% of total	29%	49%	78%	22%	100%

Education Loan Activity — GAAP and “Core Earnings” Basis

	Three Months Ended June 30, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$31,184	$54,100	$85,284	$22,552	$107,836
Acquisitions	416	3,495	3,911	2,554	6,465
Capitalized interest and premium/discount amortization	229	249	478	92	570
Consolidations to third parties	(727)	(741)	(1,468)	(160)	(1,628)
Repayments and other	(887)	(1,178)	(2,065)	(815)	(2,880)

Ending balance	$30,215	$55,925	$86,140	$24,223	$110,363

	Three Months Ended June 30, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$35,646	$59,276	$94,922	$25,547	$120,469
Acquisitions	337	286	623	23	646
Capitalized interest and premium/discount amortization	251	272	523	105	628
Consolidations to third parties	(733)	(618)	(1,351)	(134)	(1,485)
Repayments and other	(1,016)	(1,180)	(2,196)	(800)	(2,996)

Ending balance	$34,485	$58,036	$92,521	$24,741	$117,262

	Six Months Ended June 30, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$32,319	$55,411	$87,730	$23,340	$111,070
Acquisitions	725	3,872	4,597	2,666	7,263
Capitalized interest and premium/discount amortization	471	501	972	177	1,149
Consolidations to third parties	(1,492)	(1,484)	(2,976)	(320)	(3,296)
Repayments and other	(1,808)	(2,375)	(4,183)	(1,640)	(5,823)

Ending balance	$30,215	$55,925	$86,140	$24,223	$110,363

	Six Months Ended June 30, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$36,854	$59,548	$96,402	$26,394	$122,796
Acquisitions	610	1,544	2,154	29	2,183
Capitalized interest and premium/discount amortization	521	534	1,055	219	1,274
Consolidations to third parties	(1,412)	(1,088)	(2,500)	(255)	(2,755)
Repayments and other	(2,088)	(2,502)	(4,590)	(1,646)	(6,236)

Ending balance	$34,485	$58,036	$92,521	$24,741	$117,262

Education Loan Allowance for Loan Losses Activity — GAAP and “Core Earnings” Basis

	Three Months Ended June 30,
	2017			2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$64	$1,311	$1,375	$69	$1,434	$1,503
Less:
Charge-offs(1)	(13)	(122)	(135)	(13)	(127)	(140)
Plus:
Provision for loan losses	10	95	105	10	100	110
Reclassification of interest reserve(2)	—	2	2	—	3	3

Ending balance	$61	$1,286	$1,347	$66	$1,410	$1,476

Percent of total	5%	95%	100%	4%	96%	100%

Troubled debt restructuring(3)	$—	$10,594	$10,594	$—	$10,760	$10,760

	Six Months Ended June 30,
	2017			2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$67	$1,351	$1,418	$78	$1,471	$1,549
Less:
Charge-offs(1)	(26)	(259)	(285)	(29)	(271)	(300)
Plus:
Provision for loan losses	20	190	210	17	204	221
Reclassification of interest reserve(2)	—	4	4	—	6	6

Ending balance	$61	$1,286	$1,347	$66	$1,410	$1,476

Percent of total	5%	95%	100%	4%	96%	100%

Troubled debt restructuring(3)	$—	$10,594	$10,594	$—	$10,760	$10,760

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

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	FFELP Loan Delinquencies
	June 30,
	2017		2016
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,538		$7,138
Loans in forbearance(2)	9,814		12,496
Loans in repayment and percentage of each status:
Loans current	61,108	87.2%	62,527	86.8%
Loans delinquent 31-60 days(3)	3,187	4.5	2,664	3.7
Loans delinquent 61-90 days(3)	1,596	2.3	1,603	2.3
Loans delinquent greater than 90 days(3)	4,204	6.0	5,197	7.2

Total FFELP Loans in repayment	70,095	100%	71,991	100%

Total FFELP Loans, gross	85,447		91,625
FFELP Loan unamortized premium	754		961

Total FFELP Loans	86,201		92,586
FFELP Loan allowance for losses	(61)		(65)

FFELP Loans, net	$86,140		$92,521

Percentage of FFELP Loans in repayment		82.0%		78.6%

Delinquencies as a percentage of FFELP Loans in repayment		12.8%		13.2%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.3%		14.8%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP and “Core Earnings” Basis

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Allowance at beginning of period	$64	$69	$67	$78
Provision for FFELP Loan losses	10	10	20	17
Charge-offs	(13)	(13)	(26)	(29)

Allowance at end of period	$61	$66	$61	$66

Charge-offs as a percentage of average loans in repayment (annualized)	.08%	.07%	.08%	.08%
Allowance coverage of charge-offs (annualized)	1.1	1.2	1.2	1.1
Allowance as a percentage of ending total loans, gross	.07%	.07%	.07%	.07%
Allowance as a percentage of ending loans in repayment	.09%	.09%	.09%	.09%
Ending total loans, gross	$85,447	$91,625	$85,447	$91,625
Average loans in repayment	$68,915	$72,980	$69,108	$73,339
Ending loans in repayment	$70,095	$71,991	$70,095	$71,991

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	Private Education Loan Delinquencies
	June 30,
	2017		2016
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,236		$1,636
Loans in forbearance(2)	870		892
Loans in repayment and percentage of each status:
Loans current	22,187	94.0%	21,843	93.9%
Loans delinquent 31-60 days(3)	481	2.0	467	2.0
Loans delinquent 61-90 days(3)	287	1.2	287	1.2
Loans delinquent greater than 90 days(3)	658	2.8	668	2.9

Total Private Education Loans in repayment	23,613	100%	23,265	100%

Total Private Education Loans, gross	25,719		25,793
Private Education Loan unamortized discount	(994)		(489)

Total Private Education Loans	24,725		25,304
Private Education Loan receivable for partially charged-off loans	784		847
Private Education Loan allowance for losses	(1,286)		(1,410)

Private Education Loans, net	$24,223		$24,741

Percentage of Private Education Loans in repayment		91.8%		90.2%

Delinquencies as a percentage of Private Education Loans in repayment		6.0%		6.1%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.6%		3.7%

Loans in repayment with more than 12 payments made		95%		95%

Percentage of Private Education Loans with a cosigner		65%		64%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses — GAAP and “Core Earnings” Basis

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Allowance at beginning of period	$1,311	$1,434	$1,351	$1,471
Provision for Private Education Loan losses	95	100	190	204
Charge-offs(1)	(122)	(127)	(259)	(271)
Reclassification of interest reserve(2)	2	3	4	6

Allowance at end of period	$1,286	$1,410	$1,286	$1,410

Charge-offs as a percentage of average loans in repayment (annualized)	2.3%	2.2%	2.4%	2.3%
Allowance coverage of net charge-offs (annualized)	2.6	2.8	2.5	2.6
Allowance as a percentage of ending total loans(3)	4.9%	5.3%	4.9%	5.3%
Allowance as a percentage of ending loans in repayment(3)	5.4%	6.1%	5.4%	6.1%
Ending total loans(4)	$26,503	$26,640	$26,503	$26,640
Average loans in repayment	$21,621	$23,561	$21,706	$23,871
Ending loans in repayment	$23,613	$23,265	$23,613	$23,265

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

(3)	See “Note 2 — Allowance for Loan Losses — Allowance for Loan Losses Metrics” for a discussion on the impact of the $6.5 billion of loans purchased in June 2017 on these ratios.

(4)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

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

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Receivable at beginning of period	$800	$867	$815	$881
Expected future recoveries of current period defaults(1)	29	32	63	68
Recoveries(2)	(40)	(49)	(84)	(95)
Charge-offs(3)	(5)	(3)	(10)	(7)

Receivable at end of period	$784	$847	$784	$847

(1)	Represents our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

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

At June 30, 2017, loans in forbearance status as a percentage of loans in repayment and forbearance were 13.3 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.9 percent for loans that have made more than 48 monthly payments.

At June 30, 2017, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 8.0 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.6 percent for loans that have made more than 48 monthly payments.

For the three months ended June 30, 2017, charge-offs as a percentage of loans in repayment were 8.0 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.1 percent for loans that have made more than 48 monthly payments.

GAAP and “Core Earnings” Basis:

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
June 30, 2017	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$1,236	$1,236
Loans in forbearance	241	98	99	104	328	—	870
Loans in repayment — current	983	901	1,433	2,341	16,529	—	22,187
Loans in repayment — delinquent 31-60 days	49	41	55	75	261	—	481
Loans in repayment — delinquent 61-90 days	35	30	38	43	141	—	287
Loans in repayment — delinquent greater than 90 days	94	82	98	110	274	—	658

Total	$1,402	$1,152	$1,723	$2,673	$17,533	$1,236	25,719

Unamortized discount							(994)
Receivable for partially charged-off loans							784
Allowance for loan losses							(1,286)

Total Private Education Loans, net							$24,223

Loans in forbearance as a percentage of loans in repayment and forbearance	17.2%	8.5%	5.7%	3.9%	1.9%	—%	3.6%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	8.1%	7.8%	6.1%	4.3%	1.6%	—%	2.8%

Charge-offs as a percentage of loans in repayment	9.4%	6.4%	4.9%	3.3%	1.1%	—%	2.3%

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
June 30, 2016	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$1,636	$1,636
Loans in forbearance	293	118	116	110	255	—	892
Loans in repayment — current	886	1,291	2,139	3,110	14,417	—	21,843
Loans in repayment — delinquent 31-60 days	70	53	69	73	202	—	467
Loans in repayment — delinquent 61-90 days	55	39	46	40	107	—	287
Loans in repayment — delinquent greater than 90 days	144	95	116	98	215	—	668

Total	$1,448	$1,596	$2,486	$3,431	$15,196	$1,636	25,793

Unamortized discount							(489)
Receivable for partially charged-off loans							847
Allowance for loan losses							(1,410)

Total Private Education Loans, net							$24,741

Loans in forbearance as a percentage of loans in repayment and forbearance	20.2%	7.4%	4.7%	3.2%	1.7%	—%	3.7%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	12.4%	6.4%	4.9%	2.9%	1.4%	—%	2.9%

Charge-offs as a percentage of loans in repayment	12.4%	5.3%	3.3%	1.8%	1.0%	—%	2.2%

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of June 30, 2017.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$19,950	$3,135	$528	$23,613
$ in total	$21,748	$3,412	$559	$25,719
Payment method by enrollment status:

In-school/grace	Deferred(1)	Deferred(1), interest- only or fixed $25/month	Interest- only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. As of June 30, 2017 and 2016, customers in repayment owing approximately $0.5 billion (2 percent of loans in repayment) and $1.2 billion (5 percent of loans in repayment), respectively, were enrolled in the interest-only program.

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

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt that totaled $14.3 billion at June 30, 2017. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $1.9 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($625 million in the six months ended June 30, 2017), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional secured loan facilities or additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We no longer originate Private Education Loans or FFELP Loans and therefore have no liquidity requirements for new originations. We have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties such as the $6.5 billion portfolio acquired in June 2017. This portfolio purchase and any future purchases will be part of our ongoing liquidity needs.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	June 30, 2017	December 31, 2016
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,156	$1,256
Unencumbered FFELP Loans	936	359

Total GAAP and “Core Earnings” basis	$2,092	$1,615

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,331	$1,259	$1,213	$1,222
Unencumbered FFELP Loans	924	934	914	1,021

Total GAAP and “Core Earnings” basis	$2,255	$2,193	$2,127	$2,243

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of June 30, 2017 and 2016, the maximum additional capacity under these facilities was $2.4 billion and $2.9 billion, respectively. For the three months ended June 30, 2017 and 2016, the average maximum additional capacity under these facilities was $2.8 billion and $1.7 billion, respectively. For the six months ended June 30, 2017 and 2016, the average maximum additional capacity under these facilities was $2.7 billion and $1.8 billion, respectively.

In addition to the FFELP Loan-other facilities, liquidity may also be available from our Private Education Loan ABCP facility which matures on June 25, 2018. This facility’s maximum financing amount is $750 million. At June 30, 2017, the available capacity under this facility was $136 million. Liquidity may also be available from the additional Private Education Loan ABCP facility that closed in June 2017 and matures on June 12, 2020. This facility’s maximum financing amount is $2.0 billion. At June 30, 2017, the available capacity under this facility was $119 million. Borrowing under both these facilities will vary and is subject to the availability of qualifying collateral from unencumbered Private Education Loans and the other terms and conditions set forth in the agreements.

At June 30, 2017, we had a total of $7.1 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $3.6 billion of our unencumbered tangible assets of which $2.7 billion and $0.9 billion related to Private Education Loans and FFELP Loans, respectively. In addition, as of June 30, 2017, we had $11.0 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). In fourth-quarter 2015, we closed on a $550 million Private Education Loan ABS Repurchase Facility and in the second-quarter 2016, we closed on a second $478 million Private Education Loan ABS Repurchase Facility. In second-quarter 2017, we closed on two additional Private Education Loan ABS Repurchase Facilities totaling $1.2 billion. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

For further discussion of our various sources of liquidity, our access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6—Borrowings” in our Annual Report on Form 10-K for the year ended December 31, 2016.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	June 30, 2017	December 31, 2016
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.8	$4.7
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.2	6.1
Tangible unencumbered assets(1)	7.1	6.8
Senior unsecured debt	(14.3)	(13.7)
Mark-to-market on unsecured hedged debt(2)	(.4)	(.4)
Other liabilities, net	(.5)	(.4)

Total tangible equity — GAAP Basis	$2.9	$3.1

(1)	At June 30, 2017 and December 31, 2016, excludes goodwill and acquired intangible assets, net, of $658 million and $670 million, respectively.
(2)

At June 30, 2017 and December 31, 2016, there were $336 million and $403 million, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

Financing Transactions during the Six Months Ended June 30, 2017

During the six months ended June 30, 2017, Navient issued $2.9 billion in FFELP ABS and $1.4 billion in unsecured debt.

In the first-quarter 2017, Navient extended the maturity date of its FFELP ABCP facility. The facility’s maturity date was extended to April 2019 from March 2018 and its maximum financing amount was decreased as scheduled to $6.75 billion from $7.5 billion, with a step down to $6.0 billion in April 2018. In the second-quarter 2017, in connection with the acquisition of $3.5 billion of FFELP Loans, we increased the maximum financing amount of our FFELP ABCP facility from $6.75 billion to $7.75 billion. This facility provides liquidity for FFELP loans.

In the second-quarter 2017, Navient extended the maturity date of its Private Education Loan facility from June 2017 to June 2018 and, in connection with the acquisition of $3.0 billion Private Education Loans, closed on a new $2.0 billion Private Education Loan facility that matures in June 2020.

In the second-quarter 2017, Navient closed on two Private Education Loan repurchase facilities totaling $1.2 billion.

Shareholder Distributions

In the six months ended June 30, 2017, we paid two quarterly common stock dividends of $0.16 per share.

We repurchased 18.3 million shares of common stock for $275 million in the six months ended June 30, 2017. The shares were repurchased under our previously disclosed share repurchase program. As of June 30, 2017, the remaining repurchase authority was $325 million. In the six months ended June 30, 2016, we repurchased 32.8 million shares for $375 million. Since the Spin-Off, we repurchased 156 million shares.

Recent Third-Quarter 2017 Financing Transactions

In July 2017, we issued $1.0 billion in FFELP ABS.

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

The table below highlights exposure related to our derivative counterparties at June 30, 2017.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$84	$21
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	75%	1%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	21%	0%

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings as of June 30, 2017 and December 31, 2016, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three and six months ended June 30, 2017 and 2016. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2).

Ending Balances

	June 30, 2017			December 31, 2016
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,937	$12,358	$14,295	$717	$13,029	$13,746

Total unsecured borrowings	1,937	12,358	14,295	717	13,029	13,746
Secured borrowings:
FFELP Loan securitizations	—	73,025	73,025	—	73,522	73,522
Private Education Loan securitizations(1)	685	13,000	13,685	548	14,125	14,673
FFELP Loan — other facilities	—	10,729	10,729	—	12,443	12,443
Private Education Loan — other facilities	613	1,879	2,492	464	—	464
Other(2)	632	—	632	606	—	606

Total secured borrowings	1,930	98,633	100,563	1,618	100,090	101,708

“Core Earnings” basis borrowings	3,867	110,991	114,858	2,335	113,119	115,454
Adjustment for GAAP accounting treatment	51	(213)	(162)	(1)	(751)	(752)

GAAP basis borrowings	$3,918	$110,778	$114,696	$2,334	$112,368	$114,702

(1)

Includes $685 million and $548 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Repurchase Facilities”) as of June 30, 2017 and December 31, 2016, respectively. Includes $957 million and $475 million of long-term debt related to the Repurchase Facilities as of June 30, 2017 and December 31, 2016, respectively.

(2)

“Other” primarily includes the obligation to return cash collateral held related to derivative exposures, which includes $139 million and $193 million of securities re-pledged subject to an overnight repurchase transaction as of June 30, 2017 and December 31, 2016, respectively.

Secured borrowings comprised 88 percent of our “Core Earnings” basis debt outstanding at June 30, 2017 and December 31, 2016.

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$14,160	5.27%	$14,034	4.36%	$13,995	5.12%	$14,213	4.32%

Total unsecured borrowings	14,160	5.27	14,034	4.36	13,995	5.12	14,213	4.32
Secured borrowings:
FFELP Loan securitizations	73,031	2.08	75,645	1.49	72,928	2.00	76,190	1.41
Private Education Loan securitizations(1)	13,466	3.00	16,388	2.58	13,815	3.00	16,528	2.50
FFELP Loan — other facilities	9,961	1.96	15,834	1.22	10,807	1.81	16,088	1.16
Private Education Loan — other facilities	898	2.58	366	2.69	701	2.61	425	2.44
Other(2)	450	2.93	682	1.06	447	2.83	801	.94

Total secured borrowings	97,806	2.20	108,915	1.62	98,698	2.13	110,032	1.54

“Core Earnings” basis borrowings	$111,966	2.59%	$122,949	1.93%	$112,693	2.50%	$124,245	1.86%

“Core Earnings” basis borrowings	$111,966	2.59%	$122,949	1.93%	$112,693	2.50%	$124,245	1.86%
Adjustment for GAAP accounting treatment	—	(.01)	—	.03	—	—	—	.02

GAAP basis borrowings	$111,966	2.58%	$122,949	1.96%	$112,693	2.50%	$124,245	1.88%

(1)

Includes $1.1 billion and $947 million of debt related to the Repurchase Facilities for the three months ended June 30, 2017 and 2016, respectively, and $1.1 billion and $747 million for the six months ended June 30, 2017 and 2016, respectively.

(2)	“Other” includes the obligation to return cash collateral held related to derivative exposures.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model, and derivative accounting can be found in our 2016 Form 10-K. There were no significant changes to these critical accounting policies during the first half of 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at June 30, 2017 and December 31, 2016, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings before unrealized gains (losses) on derivative and hedging activities, a sensitivity analysis was performed assuming the funding index increases 10 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. These earnings sensitivities are applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of June 30, 2017 Impact on Annual Earnings If:			As of June 30, 2016 Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(19)	$(45)	$(95)	$(73)	$(127)	$(105)
Unrealized gains (losses) on derivative and hedging activities	6	(134)	—	10	(203)	1

Increase (decrease) in income before taxes	$(13)	$(179)	$(95)	$(63)	$(330)	$(104)

Increase (decrease) in net income after taxes	$(8)	$(114)	$(60)	$(40)	$(208)	$(66)

Increase (decrease) in diluted earnings per common share	$(.03)	$(.40)	$(.21)	$(.12)	$(.64)	$(.20)

(1)

If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 10 basis points while holding the asset index constant. There is no sensitivity analysis related to the unrealized gains (losses) on derivative and hedging activities as part of this potential impact on earnings.

	At June 30, 2017
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$85,837	$(350)	—%	$(733)	(1)%
Private Education Loans	24,569	—	—	—	—
Other earning assets	5,057	—	—	—	—
Other assets	4,934	17	—	393	8

Total assets gain/(loss)	$120,397	$(333)	—%	$(340)	—%

Liabilities
Interest-bearing liabilities	$113,714	$(628)	(1)%	$(1,751)	(2)%
Other liabilities	2,094	222	11	1,110	53

Total liabilities (gain)/loss	$115,808	$(406)	—%	$(641)	(1)%

	At December 31, 2016
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$86,626	$(378)	—%	$(782)	(1)%
Private Education Loans	23,191	—	—	—	—
Other earning assets	5,203	—	—	—	—
Other assets	4,863	(34)	(1)	304	6

Total assets gain/(loss)	$119,883	$(412)	—%	$(478)	—%

Liabilities
Interest-bearing liabilities	$112,172	$(607)	(1)%	$(1,695)	(2)%
Other liabilities	2,711	155	6	980	36

Total liabilities (gain)/loss	$114,883	$(452)	—%	$(715)	(1)%

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

During the three and six months ended June 30, 2017 and 2016, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of derivative contracts. The result of these hedging transactions was to fix the relative spread between the education loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our fixed rate assets being funded with variable rate liabilities. Both items will generally cause income to decrease when interest rates increase. In both 2017 and 2016, the loss of income is due primarily to item (i) above. The decrease in the loss in 2017 as compared to 2016 was due to both the natural amortization of the FFELP loan portfolio as well as higher interest rates in second-quarter 2017 compared to second-quarter 2016, which resulted in a loss of unhedged Floor Income between the second quarter of 2016 and the second quarter of 2017. Item (ii) had little impact in either period as the Company generally enters into derivative contracts as a part of its overall interest rate risk management strategy, match-funding its floating rate assets with variable rate debt and fixed rate assets with fixed rate debt.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in unrealized gains (losses) on derivative and hedging activities in 2017 and 2016 are primarily due to (1) the notional amount and remaining term of our derivative portfolio and related hedged debt and (2) the interest rate environment. As of June 30, 2017, the Company’s derivative portfolio has declined in size and has a shorter remaining term than the prior year period due to the natural amortization of the education loan portfolios over the year. Both factors contribute to the Company losing less income in an increasing interest rate environment in the current period as compared to the prior-year period.

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 10 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the June 30, 2017 and 2016 analyses is primarily the result of one-month LIBOR-indexed FFELP Loans being funded with three-month LIBOR and other non-discrete indexed liabilities, as well as, to a lesser extent, Prime-indexed Private Education Loans being funded with LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 3 for a further discussion.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2017. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.1	$—	$4.1
Prime	annual	.3	—	.3
Prime	quarterly	3.4	—	3.4
Prime	monthly	11.1	—	11.1
Prime	daily	—	—	—
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	.7	43.8	(43.1)
3-month LIBOR	daily	—	1.6	(1.6)
1-month LIBOR	monthly	6.9	38.4	(31.5)
1-month LIBOR daily	daily	81.3	—	81.3
CMT/CPI Index	monthly/quarterly	—	.1	(.1)
Non-Discrete reset(3)	monthly	—	15.4	(15.4)
Non-Discrete reset(4)	daily/weekly	5.1	.5	4.6
Fixed Rate(5)		7.2	20.6	(13.4)

Total		$120.4	$120.4	$—

(1)	FFELP Loans of $21.4 billion ($18.8 billion LIBOR index and $2.6 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate ABS and ABCP facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

“Core Earnings” Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.1	$—	$4.1
Prime	annual	.3	—	.3
Prime	quarterly	3.4	—	3.4
Prime	monthly	11.1	—	11.1
Prime	daily	—	—	—
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	.7	34.3	(33.6)
3-month LIBOR	daily	—	1.6	(1.6)
1-month LIBOR	monthly	6.9	51.0	(44.1)
1-month LIBOR	daily	81.3	—	81.3
Non-Discrete reset(3)	monthly	—	15.4	(15.4)
Non-Discrete reset(4)	daily/weekly	5.1	.5	4.6
Fixed Rate(5)		6.6	17.0	(10.4)

Total		$119.8	$119.8	$—

(1)	FFELP Loans of $2.8 billion ($2.9 billion LIBOR index and $(0.1) billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate ABS and ABCP facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at June 30, 2017.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	6.9
Other loans	5.8
Cash and investments	.1

Total earning assets	6.6

Borrowings
Short-term borrowings	.7
Long-term borrowings	6.3

Total borrowings	6.1

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2017. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the ordinary course of our business, the Company, our subsidiaries and affiliates receive information and document requests and investigative demands from state attorneys general, U.S. Attorneys, legislative committees and administrative agencies. These requests may be informational or regulatory in nature and may relate to our business practices, the industries in which we operate, or other companies with whom we conduct business. Our practice has been and continues to be to cooperate with these bodies and to be responsive to any such requests.

The number of these inquiries and the volume of related information demands are increasing the costs and resources we must dedicate to timely respond to these requests and may, depending on their outcome, result in payments of restitution, fines and penalties.

Certain Cases

On March 18, 2011, an education loan borrower filed a putative class action complaint against SLM Corporation as it existed prior to the Spin-Off (“Old SLM”) in the U.S. District Court for the Northern District of California. The complaint was captioned Tina M. Ubaldi v. SLM Corporation et. al. The plaintiff brought the complaint on behalf of a putative class consisting of other similarly situated California borrowers. The complaint alleged, among other things, that Old SLM’s practice of charging late fees that were proportional to the amount of missed payments constituted liquidated damages in violation of California law and that Old SLM engaged in unfair business practices by charging daily interest on private educational loans. Plaintiffs subsequently amended their complaint to include usury claims under California state law and to seek restitution of late charges and interest paid by members of the putative class and other relief. In the fourth quarter of 2016, the parties reached a settlement in principle that would resolve the Ubaldi matter, as well as the related lawsuit of Marlene Blyden v. Navient Corporation, et al. While we cannot provide any assurances that we will be able to finalize the proposed settlement on terms that are acceptable to the Company or if the Court will ultimately approve the proposed settlement, we do not believe that the financial impact of the final settlement, if any, will be material. The Company agreed to settle these matters to avoid the burden, expense, risk, and uncertainty of continued litigation. A reserve was established for this matter as of December 31, 2016.

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

The Company has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws. One of these putative class action suits is Randy Johnson v. Navient Solutions, Inc. (“NSI”). On May 4, 2015, Randy Johnson filed a putative class action in the United States District Court for the Southern District of Indiana alleging violations of the Telephone Consumer Protection Act (“TCPA”). During the fourth quarter of 2016, the parties entered into a settlement agreement and, in December 2016, filed a Motion to Approve the Class Action Settlement with the Court. The Court approved the settlement in July, 2017. NSI denied all claims asserted, but agreed to settle the case to avoid the burden, expense, risk and uncertainty of continued litigation. A reserve was established for this matter as of December 31, 2016.

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington (collectively the “Attorneys General”) initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the Consumer Financial Protection Act of 2010, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. We intend to vigorously defend against the allegations. At this point in time, the Company is unable to anticipate the timing of a resolution or the ultimate impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company. For additional information on these civil actions, please refer to section entitled “Regulatory Matters” below.

Regulatory Matters

On May 2, 2014, Navient Solutions, Inc., now known as Navient Solutions, LLC (“Solutions”), a wholly-owned subsidiary of Navient, and Sallie Mae Bank entered into consent orders, without admitting any wrongdoing, with the Federal Deposit Insurance Corporation (the “FDIC”) (respectively, the “Solutions Order” and the “Bank Order”; collectively, the “FDIC Orders”) to settle matters related to certain cited violations of Section 5 of the Federal Trade Commission Act, including the disclosures and assessments of certain late fees, The FDIC lifted the FDIC Order with respect to Solutions effective as of March 23, 2017 with no conditions.

With respect to alleged civil violations of the Servicemembers Civil Relief Act (the “SCRA”), Solutions and Sallie Mae Bank entered into a consent order with the DOJ in May 2014. The DOJ consent order (the “DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by Solutions from November 28, 2005 until the effective date of the settlement. The DOJ Order required Solutions to fund a $60 million settlement fund, which represents the total amount of compensation due to service members under the DOJ agreement, and to pay $55,000 in civil penalties. The DOJ Order was approved by the United States District Court in Delaware on September 29, 2014 and has a term of four years. Shortly thereafter, Navient funded the settlement fund and paid the civil money penalties pursuant to the terms of the order. The funds were disbursed beginning in the second quarter of 2015. In the third quarter of 2016, the Company completed the distributions from the fund by distributing the remaining funds to charities approved by the DOJ pursuant to the terms of the order.

The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of June 30, 2017, substantially all of this amount had been paid to customers or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until all of the work under the consent orders has been completed and the remaining consent order is lifted.

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

•

In April 2014, Solutions received a CID from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees and other matters. Navient has received a series of supplemental CIDs on these matters. In August 2015, Solutions received a letter from the CFPB notifying Solutions that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against Solutions. The NORA letter related to a previously disclosed investigation into Solutions’ disclosures and assessment of late fees and other matters and states that, in connection with any action, the CFPB may seek restitution, civil monetary penalties and corrective action against Solutions. The Company responded to the NORA letter in September 2015.

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

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington (collectively the “Attorneys General”) initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the Consumer Financial Protection Act of 2010, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. These civil actions are related to the CIDs and the NORA letter discussed above that were previously issued by the CFPB and the Attorneys General. In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the Attorneys General. The Company filed its Motion to Dismiss on March 20, 2017 with respect to the Attorneys General actions and on March 24, 2017 with respect to the CFPB action. In April 2017, the CFPB filed a response to our Motion to Dismiss and in May 2017, we filed our response. A hearing on our Motion to Dismiss was held on June 27, 2017. On May 24, 2017, the Attorney General for the State of Washington filed their response to our Motion to Dismiss and on July 5, 2017, we filed our response. The Motion to Dismiss was denied on July 10, 2017, after a hearing. On May 24, 2017, the Attorney General for the State of Illinois filed their response to our Motion to Dismiss and on June 30, 2017, we filed our response. A hearing on our Motion to Dismiss was held on July 18, 2017. As the Company has previously stated, we believe the suit improperly seeks to impose penalties on Navient based on new servicing standards applied retroactively and applied only against one servicer and that the allegations are false. As stated above, we intend to vigorously defend against the allegations.

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

Under the terms of the Separation Agreement, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above, other than fines or penalties directly levied against Sallie Mae Bank and other matters specifically excluded. Navient has no additional reserves related to indemnification matters with SLM BankCo as of June 30, 2017.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2017.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 — April 30, 2017	3.5	$15.14	3.4	$439
May 1 — May 31, 2017	3.6	14.56	3.6	$386
June 1 — June 30, 2017	4.1	15.58	3.9	$325

Total second-quarter 2017	11.2	$15.11	10.9

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

The closing price of our common stock on the NASDAQ Global Select Market on June 30, 2017 was $16.65.

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

Date: August 1, 2017