Form 10-Q
period 2017-09-30
NAVIENT CORP
filed 2017-10-27
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2017
Common Stock, $0.01 par value	263,012,203 shares

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
FFELP Loans (net of allowance for losses of $61 and $67, respectively)	$83,916	$87,730
Private Education Loans (net of allowance for losses of $1,287 and $1,351 respectively)	23,424	23,340
Investments
Available-for-sale	3	3
Other	293	347

Total investments	296	350
Cash and cash equivalents	1,248	1,253
Restricted cash and investments	3,386	3,600
Goodwill and acquired intangible assets, net	727	670
Other assets	4,088	4,193

Total assets	$117,085	$121,136

Liabilities
Short-term borrowings	$3,281	$2,334
Long-term borrowings	108,557	112,368
Other liabilities	1,697	2,711

Total liabilities	113,535	117,413

Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 440 million and 436 million shares issued, respectively	4	4
Additional paid-in capital	3,067	3,022
Accumulated other comprehensive income (net of tax expense of $9 and $3, respectively)	16	6
Retained earnings	3,130	2,890

Total Navient Corporation stockholders’ equity before treasury stock	6,217	5,922
Less: Common stock held in treasury at cost: 177 million and 145 million shares, respectively	(2,691)	(2,223)

Total Navient Corporation stockholders’ equity	3,526	3,699
Noncontrolling interest	24	24

Total equity	3,550	3,723

Total liabilities and equity	$117,085	$121,136

Supplemental information — assets and liabilities of consolidated variable interest entities:

	September 30, 2017	December 31, 2016
FFELP Loans	$79,942	$83,429
Private Education Loans	20,835	20,500
Other loans	—	79
Restricted cash	3,235	3,434
Other assets, net	934	(11)
Short-term borrowings	1,373	1,078
Long-term borrowings	92,903	95,492

Net assets of consolidated variable interest entities	$10,670	$10,861

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
FFELP Loans	$681	$631	$1,979	$1,883
Private Education Loans	445	401	1,204	1,213
Other loans	2	2	12	5
Cash and investments	12	5	29	17

Total interest income	1,140	1,039	3,224	3,118
Total interest expense	785	627	2,178	1,791

Net interest income	355	412	1,046	1,327
Less: provisions for loan losses	105	106	317	327

Net interest income after provisions for loan losses	250	306	729	1,000

Other income (loss):
Servicing revenue	75	76	221	230
Asset recovery and business processing revenue	157	97	367	288
Other income (loss)	4	—	3	(36)
Gains on sales of loans and investments	3	—	3	—
Gains (losses) on debt repurchases	(1)	1	(1)	1
Gains (losses) on derivative and hedging activities, net	25	137	(16)	111

Total other income	263	311	577	594

Expenses:
Salaries and benefits	128	122	381	379
Other operating expenses	110	106	326	327

Total operating expenses	238	228	707	706
Goodwill and acquired intangible asset impairment and amortization expense	6	12	17	22

Total expenses	244	240	724	728

Income before income tax expense	269	377	582	866
Income tax expense	93	147	206	331

Net income attributable to Navient Corporation	$176	$230	$376	$535

Basic earnings per common share attributable to Navient Corporation	$.65	$.74	$1.35	$1.65

Average common shares outstanding	269	310	279	324

Diluted earnings per common share attributable to Navient Corporation	$.64	$.73	$1.32	$1.63

Average common and common equivalent shares outstanding	274	316	285	329

Dividends per common share attributable to Navient Corporation	$.16	$.16	$.48	$.48

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$176	$230	$376	$535
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	15	74	16	(118)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)	—	(1)	—	(1)

Total unrealized gains (losses) on derivatives	15	73	16	(119)
Income tax (expense) benefit	(6)	(28)	(6)	44

Other comprehensive income (loss), net of tax expense (benefit)	9	45	10	(75)

Total comprehensive income attributable to Navient Corporation	$185	$275	$386	$460

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Common Stock Shares			Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Issued	Treasury	Outstanding
Balance at June 30, 2016	433,528,248	(116,495,242)	317,033,006	$4	$2,985	$(171)	$2,611	$(1,816)	$3,613	$24	$3,637
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	230	—	230	—	230
Other comprehensive income (loss), net of tax	—	—	—	—	—	45	—	—	45	—	45

Total comprehensive income	—	—	—	—	—	—	—	—	275	—	275
Cash dividends:			—
Common stock ($.16 per share)	—	—	—	—	—	—	(49)	—	(49)	—	(49)
Issuance of common shares	1,558,455	—	1,558,455	—	17	—	—	—	17	—	17
Tax impact of employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4	—	—	—	4	—	4
Common stock repurchased	—	(14,347,974)	(14,347,974)	—	—	—	—	(200)	(200)	—	(200)
Shares repurchased related to employee stock-based compensation plans	—	(1,145,017)	(1,145,017)	—	—	—	—	(16)	(16)	—	(16)

Balance at September 30, 2016	435,086,703	(131,988,233)	303,098,470	$4	$3,006	$(126)	$2,792	$(2,032)	$3,644	$24	$3,668

Balance at June 30, 2017	439,187,978	(165,083,710)	274,104,268	$4	$3,056	$7	$2,997	$(2,524)	$3,540	$24	$3,564
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	176	—	176	—	176
Other comprehensive income (loss), net of tax	—	—	—	—	—	9	—	—	9	—	9

Total comprehensive income	—	—	—	—	—	—	—	—	185	—	185
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(43)	—	(43)	—	(43)
Issuance of common shares	385,676	—	385,676	—	4	—	—	—	4	—	4
Stock-based compensation expense	—	—	—	—	7	—	—	—	7	—	7
Common stock repurchased	—	(11,346,367)	(11,346,367)	—	—	—	—	(165)	(165)	—	(165)
Shares repurchased related to employee stock-based compensation plans	—	(131,374)	(131,374)	—	—	—	—	(2)	(2)	—	(2)

Balance at September 30, 2017	439,573,654	(176,561,451)	263,012,203	$4	$3,067	$16	$3,130	$(2,691)	$3,526	$24	$3,550

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Common Stock Shares			Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrollng Interest	Total Equity
	Issued	Treasury	Outstanding
Balance at December 31, 2015	430,561,656	(82,350,868)	348,210,788	$4	$2,967	$(51)	$2,414	$(1,425)	$3,909	$24	$3,933
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	535	—	535	—	535
Other comprehensive income (loss), net of tax	—	—	—	—	—	(75)	—	—	(75)	—	(75)

Total comprehensive income	—	—	—	—	—	—	—	—	460	—	460
Cash dividends:
Common stock ($.48 per share)	—	—	—	—	—	—	(154)	—	(154)	—	(154)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Issuance of common shares	4,525,047	—	4,525,047	—	25	—	—	—	25	—	25
Tax benefit related to employee stock-based compensation plans	—	—	—	—	(8)	—	—	—	(8)	—	(8)
Stock-based compensation expense	—	—	—	—	22	—	—	—	22	—	22
Common stock repurchased	—	(47,137,636)	(47,137,636)	—	—	—	—	(575)	(575)	—	(575)
Shares repurchased related to employee stock-based compensation plans	—	(2,499,729)	(2,499,729)	—	—	—	—	(32)	(32)	—	(32)

Balance at September 30, 2016	435,086,703	(131,988,233)	303,098,470	$4	$3,006	$(126)	$2,792	$(2,032)	$3,644	$24	$3,668

Balance at December 31, 2016	436,037,666	(145,173,548)	290,864,118	$4	$3,022	$6	$2,890	$(2,223)	$3,699	$24	$3,723
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	376	—	376	—	376
Other comprehensive income (loss), net of tax	—	—	—	—	—	10	—	—	10	—	10

Total comprehensive income	—	—	—	—	—	—	—	—	386	—	386
Cash dividends:
Common stock ($.48 per share)	—	—	—	—	—	—	(133)	—	(133)	—	(133)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Issuance of common shares	3,535,988	—	3,535,988	—	19	—	—	—	19	—	19
Stock-based compensation expense	—	—	—	—	26	—	—	—	26	—	26
Common stock repurchased	—	(29,646,374)	(29,646,374)	—	—	—	—	(440)	(440)	—	(440)
Shares repurchased related to employee stock-based compensation plans	—	(1,741,529)	(1,741,529)	—	—	—	—	(28)	(28)	—	(28)

Balance at September 30, 2017	439,573,654	(176,561,451)	263,012,203	$4	$3,067	$16	$3,130	$(2,691)	$3,526	$24	$3,550

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$376	$535
Adjustments to reconcile net income to net cash provided by
Gains on sales of loans and investments	(3)	—
Losses (gains) on debt repurchases	1	(1)
Goodwill and acquired intangible asset impairment and amortization expense	17	22
Stock-based compensation expense	26	22
Unrealized gains on derivative and hedging activities	(25)	(303)
Provisions for loan losses	317	327
Decrease in accrued interest receivable	90	98
Decrease in accrued interest payable	(33)	(159)
Decrease in other assets	213	489
(Decrease) increase in other liabilities	(65)	84

Total net cash provided by operating activities	914	1,114

Investing activities
Education loans acquired	(6,428)	(2,845)
Reduction of education loans:
Installment payments, claims and other	11,290	11,210
Other investing activities, net	(70)	(4)
Proceeds from maturities of available-for-sale securities	—	1
Purchases of other securities	(1)	(44)
Proceeds from maturities of other securities	19	44
Decrease in restricted cash — variable interest entities	344	136
Purchase of subsidiaries, net of cash acquired	(82)	—

Total net cash provided by investing activities	5,072	8,498

Financing activities
Borrowings collateralized by loans in trust — issued	7,024	4,796
Borrowings collateralized by loans in trust — repaid	(10,929)	(9,830)
Asset-backed commercial paper conduits, net	(1,364)	(3,011)
Other short-term borrowings repaid	(25)	—
Other long-term notes issued	1,353	1,231
Other long-term notes repaid	(1,342)	(1,849)
Other financing activities, net	(135)	9
Common stock repurchased	(440)	(575)
Common dividends paid	(133)	(154)

Total net cash used in financing activities	(5,991)	(9,383)

Net (decrease) increase in cash and cash equivalents	(5)	229
Cash and cash equivalents at beginning of period	1,253	1,594

Cash and cash equivalents at end of period	$1,248	$1,823

Cash disbursements made (refunds received) for:
Interest	$2,121	$1,683

Income taxes paid	$107	$164

Income taxes received	$—	$(2)

Noncash activity:
Investing activity — Education loans and restricted cash acquired	$1,552	$—

Operating activity — Other assets acquired and other liabilities assumed, net	$14	$—

Financing activity — Borrowings assumed in acquisition of education loans and restricted cash	$1,566	$—

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2016 Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2016 to be consistent with classifications adopted for 2017, and had no effect on net income, total assets, or total liabilities.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

1.	Significant Accounting Policies (Continued)

Based on the credit attributes discussed above, we concluded that $261 million principal amount of Private Education Loans acquired in June 2017 are required to be accounted for as PCI loans with a fair value and resulting carry value of $101 million as of the acquisition date. As of acquisition, this portfolio’s contractually required payments receivable (the total undiscounted amount of all uncollected contractual principal and interest payments both past due and scheduled for the future, adjusted for prepayments) was $411 million with an estimated accretable yield (income expected to be recognized in future periods) of $108 million. As of September 30, 2017, the carrying amount was $100 million with no valuation allowance recorded.

Purchased Non-Credit Impaired Loans

Loans acquired that do not have evidence of credit deterioration since origination are recorded at fair value with no allowance for loan losses established at the acquisition date. Loan premiums and discounts are amortized as a part of interest income using the interest method under ASC 310-20, “Nonrefundable Fees and Other Costs.” An allowance for loan losses is established when incurred losses in the loans exceed the remaining unamortized discount recorded at the time of acquisition (i.e., the next two years of expected charge-offs as well as any additional TDR allowance required is greater than the remaining discount). As a result of this policy, to the extent that actual charge-offs exceed any related allowance for loan losses recognized post-acquisition, provision for loan losses is recorded when the loans are charged off. Charge-offs are recorded through the allowance for loan losses. In June 2017, we acquired Private Education Loans with unpaid principal balance of $2.8 billion at a discount of $424 million and FFELP Loans with unpaid principal balance of $3.5 billion at a discount of $47 million, that are accounted for under this policy. No allowance for loan losses has been established for these loans as of September 30, 2017.

Asset Recovery and Business Processing Revenue

In the third quarter of 2017, $47 million of previously deferred asset recovery revenue, net of a reserve, was recognized as revenue related to loans for which the Company performs default aversion services. In connection with providing these services, a fee is received when a loan is initially placed with us and we provide the services for the remaining life of the loan for no additional fee. As a result, in accordance with GAAP, the fee was deferred net of estimated rebates, and recognized as revenue as it was earned over the expected lives of the related loans. In the third quarter of 2017, the Company was notified that it would no longer perform these services after 2017 due to the termination of the related contract as of December 31, 2017. In accordance with GAAP, we recognized this previously deferred revenue during the three-month period ended September 30, 2017 to reflect a shortened period over which it is expected to be earned.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

1.	Significant Accounting Policies (Continued)

We will adopt the new standard as of January 1, 2018, the effective date. The new standard permits the use of either the retrospective or cumulative effect transition method. Our implementation efforts to date include the identification of revenue and review of related contracts within the scope of the new standard. We have not yet identified nor do we anticipate material changes in the timing of revenue recognition. However, our review is ongoing as we continue to evaluate both contract revenue and certain contract costs.

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

Stock Compensation

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation,” which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard also requires that all excess tax benefits and tax deficiencies that pertain to employee stock-based incentive payments be recognized within income tax expense in the consolidated statements of income, rather than as previously reported within additional paid-in capital. The new standard was adopted on January 1, 2017 and is expected to have an immaterial impact on our consolidated financial statements and footnote disclosures. In the nine months ended September 30, 2017, this new standard resulted in a $5 million reduction to income tax expense.

Allowance for Loan Losses

On June 16, 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses,” which requires measurement and recognition of an allowance for loan loss that estimates remaining expected credit

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

1.	Significant Accounting Policies (Continued)

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

Hedging Activities

On August 28, 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging,” which better aligns risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and in some situations better align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard will be effective for the Company as of January 1, 2019. Early adoption is permitted. We are currently assessing the impact this new standard will have on our consolidated financial statements and footnote disclosures.

2.	Allowance for Loan Losses

Our provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses, net of expected recoveries, in the held-for-investment loan portfolios. The evaluation of the provisions for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe that the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios. See “Note 1 — Significant Accounting Policies — Education Loan Interest Income and Allowance for Loan Losses” for a description of our policy for the $6.5 billion of loans ($3.5 billion of FFELP and $3.0 billion of Private Education) purchased in June 2017 accounted for as either Purchased Credit Impaired Loans or Purchased Non-Credit Impaired Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Three Months Ended September 30, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$61	$1,286	$15	$1,362
Total provision	10	95	—	105
Charge-offs(1)	(10)	(96)	(3)	(109)
Reclassification of interest reserve(2)	—	2	—	2

Ending balance(3)	$61	$1,287	$12	$1,360

Allowance Ending Balance:
Individually evaluated for impairment	$—	$1,169	$10	$1,179
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans and Purchased Credit Impaired Loans	61	118	2	181
Purchased Non-Credit Impaired Loans(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—

Ending total allowance	$61	$1,287	$12	$1,360

Loans Ending Balance:
Individually evaluated for impairment	$—	$10,961	$30	$10,991
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans and Purchased Credit Impaired Loans	79,923	11,790	34	91,747
Purchased Non-Credit Impaired Loans(3)	3,362	2,656	—	6,018
Purchased Credit Impaired Loans(3)	—	258	—	258

Ending total loans(4)	$83,285	$25,665	$64	$109,014

Charge-offs as a percentage of average loans in repayment (annualized)	.05%	1.63%	16.22%
Allowance coverage of charge-offs (annualized)	1.7	3.4	.9
Allowance as a percentage of the ending total loan balance(3)	.07%	5.02%	18.59%
Allowance as a percentage of the ending loans in repayment(3)	.09%	5.73%	18.59%
Ending total loans(4)	$83,285	$25,665	$64
Average loans in repayment	$68,168	$23,112	$85
Ending loans in repayment	$66,220	$22,448	$64

(1)	Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be recovered and any shortfalls in what was actually recovered in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	See “Note 1 — Significant Accounting Policies — Education Loan Interest Income and Allowance for Loan Losses” for a description of our policy for the $6.5 billion of loans ($3.5 billion of FFELP and $3.0 billion of Private Education) purchased in June 2017 accounted for as either Purchased Credit Impaired Loans or Purchased Non-Credit Impaired Loans. The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of September 30, 2017. The Purchased Non-Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $45 million and $405 million, respectively, as of September 30, 2017 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of September 30, 2017. As a result, excluding the $6.5 billion of loans acquired in June 2017, the allowance as a percentage of the ending total loan balance and the allowance as a percentage of the ending loans in repayment would be 0.08 percent and 0.10 percent for FFELP Loans and 5.66 percent and 6.54 percent for Private Education Loans, respectively.

(4)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Three Months Ended September 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$66	$1,410	$15	$1,491
Total provision	13	92	1	106
Charge-offs(1)	(13)	(112)	(1)	(126)
Reclassification of interest reserve(2)	—	2	—	2

Ending balance	$66	$1,392	$15	$1,473

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,153	$11	$1,164
Ending balance: collectively evaluated for impairment	66	239	4	309

Ending total allowance	$66	$1,392	$15	$1,473

Loans:
Ending balance: individually evaluated for impairment(3)	$—	$11,182	$32	$11,214
Ending balance: collectively evaluated for impairment(3)	89,201	14,682	99	103,982

Ending total loans(3)	$89,201	$25,864	$131	$115,196

Charge-offs as a percentage of average loans in repayment (annualized)	.07%	1.94%	1.87%
Allowance coverage of charge-offs (annualized)	1.2	3.1	7.9
Allowance as a percentage of the ending total loan balance	.07%	5.38%	11.40%
Allowance as a percentage of the ending loans in repayment	.09%	6.17%	11.40%
Ending total loans(3)	$89,201	$25,864	$131
Average loans in repayment	$72,927	$22,959	$102
Ending loans in repayment	$72,203	$22,556	$131

(1)	Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be recovered and any shortfalls in what was actually recovered in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$67	$1,351	$15	$1,433
Total provision	30	285	2	317
Charge-offs(1)	(36)	(355)	(5)	(396)
Reclassification of interest reserve(2)	—	6	—	6

Ending balance(3)	$61	$1,287	$12	$1,360

Allowance Ending Balance:
Individually evaluated for impairment	$—	$1,169	$10	$1,179
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans and Purchased Credit Impaired Loans	61	118	2	181
Purchased Non-Credit Impaired Loans(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—

Ending total allowance	$61	$1,287	$12	$1,360

Loans Ending Balance:
Individually evaluated for impairment	$—	$10,961	$30	$10,991
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans and Purchased Credit Impaired Loans	79,923	11,790	34	91,747
Purchased Non-Credit Impaired Loans(3)	3,362	2,656	—	6,018
Purchased Credit Impaired Loans(3)	—	258	—	258

Ending total loans(4)	$83,285	$25,665	$64	$109,014

Charge-offs as a percentage of average loans in repayment (annualized)	.07%	2.14%	3.92%
Allowance coverage of charge-offs (annualized)	1.3	2.7	1.7
Allowance as a percentage of the ending total loan balance(3)	.07%	5.02%	18.59%
Allowance as a percentage of the ending loans in repayment(3)	.09%	5.73%	18.59%
Ending total loans(4)	$83,285	$25,665	$64
Average loans in repayment	$68,791	$22,180	$186
Ending loans in repayment	$66,220	$22,448	$64

(1)	Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be recovered and any shortfalls in what was actually recovered in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	See “Note 1 — Significant Accounting Policies — Education Loan Interest Income and Allowance for Loan Losses” for a description of our policy for the $6.5 billion of loans ($3.5 billion of FFELP and $3.0 billion of Private Education) purchased in June 2017 accounted for as either Purchased Credit Impaired Loans or Purchased Non-Credit Impaired Loans. The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of September 30, 2017. The Purchased Non-Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $45 million and $405 million, respectively, as of September 30, 2017 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of September 30, 2017. As a result, excluding the $6.5 billion of loans acquired in June 2017, the allowance as a percentage of the ending total loan balance and the allowance as a percentage of the ending loans in repayment would be 0.08 percent and 0.10 percent for FFELP Loans and 5.66 percent and 6.54 percent for Private Education Loans, respectively.

(4)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$78	$1,471	$15	$1,564
Total provision	30	296	1	327
Charge-offs(1)	(42)	(383)	(1)	(426)
Reclassification of interest reserve(2)	—	8	—	8

Ending balance	$66	$1,392	$15	$1,473

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,153	$11	$1,164
Ending balance: collectively evaluated for impairment	66	239	4	309

Ending total allowance	$66	$1,392	$15	$1,473

Loans:
Ending balance: individually evaluated for impairment(3)	$—	$11,182	$32	$11,214
Ending balance: collectively evaluated for impairment(3)	89,201	14,682	99	103,982

Ending total loans(3)	$89,201	$25,864	$131	$115,196

Charge-offs as a percentage of average loans in repayment (annualized)	.08%	2.17%	1.76%
Allowance coverage of charge-offs (annualized)	1.2	2.7	9.5
Allowance as a percentage of the ending total loan balance	.07%	5.38%	11.40%
Allowance as a percentage of the ending loans in repayment	.09%	6.17%	11.40%
Ending total loans(3)	$89,201	$25,864	$131
Average loans in repayment	$73,200	$23,564	$89
Ending loans in repayment	$72,203	$22,556	$131

(1)	Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be recovered and any shortfalls in what was actually recovered in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

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

	Private Education Loans Credit Quality Indicators
	September 30, 2017		December 31, 2016
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$22,828	92%	$22,367	92%
Non-Traditional(1)	2,066	8	1,966	8

Total	$24,894	100%	$24,333	100%

Cosigners:
With cosigner	$16,137	65%	$15,610	64%
Without cosigner	8,757	35	8,723	36

Total	$24,894	100%	$24,333	100%

Seasoning(2):
1-12 payments	$1,343	5%	$1,340	5%
13-24 payments	1,072	4	1,271	5
25-36 payments	1,541	6	1,908	8
37-48 payments	2,388	10	2,723	11
More than 48 payments	17,376	70	15,698	65
Not yet in repayment	1,174	5	1,393	6

Total	$24,894	100%	$24,333	100%

(1)	Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was received.

(3)	Balance represents gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

.	FFELP Loan Delinquencies
	September 30, 2017		December 31, 2016
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,199		$5,871
Loans in forbearance(2)	11,866		10,490
Loans in repayment and percentage of each status:
Loans current	58,172	87.8%	61,977	87.8%
Loans delinquent 31-60 days(3)	2,565	3.9	2,820	4.0
Loans delinquent 61-90 days(3)	1,566	2.4	1,325	1.9
Loans delinquent greater than 90 days(3)	3,917	5.9	4,435	6.3

Total FFELP Loans in repayment	66,220	100%	70,557	100%

Total FFELP Loans, gross	83,285		86,918
FFELP Loan unamortized premium	692		879

Total FFELP Loans	83,977		87,797
FFELP Loan allowance for losses	(61)		(67)

FFELP Loans, net	$83,916		$87,730

Percentage of FFELP Loans in repayment		79.5%		81.2%

Delinquencies as a percentage of FFELP Loans in repayment		12.2%		12.2%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.2%		12.9%

(1)	Loans for customers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for customers who have requested and qualify for other permitted program deferments such as military, unemployment, or economic hardships.

(2)	Loans for customers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors such as disaster relief.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Traditional Private Education Loan Delinquencies
	September 30, 2017		December 31, 2016
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,065		$1,271
Loans in forbearance(2)	1,117		700
Loans in repayment and percentage of each status:
Loans current	19,558	94.7%	19,020	93.3%
Loans delinquent 31-60 days(3)	368	1.8	444	2.2
Loans delinquent 61-90 days(3)	234	1.1	269	1.3
Loans delinquent greater than 90 days(3)	486	2.4	663	3.2

Total traditional loans in repayment	20,646	100%	20,396	100%

Total traditional loans, gross	22,828		22,367
Traditional loans unamortized discount	(831)		(402)

Total traditional loans	21,997		21,965
Traditional loans receivable for partially charged-off loans	502		526
Traditional loans allowance for losses	(1,086)		(1,138)

Traditional loans, net	$21,413		$21,353

Percentage of traditional loans in repayment		90.4%		91.2%

Delinquencies as a percentage of traditional loans in repayment		5.3%		6.7%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.1%		3.3%

(1)	Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors such as disaster relief, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Non-Traditional Private Education Loan Delinquencies
	September 30, 2017		December 31, 2016
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$109		$122
Loans in forbearance(2)	155		90
Loans in repayment and percentage of each status:
Loans current	1,596	88.5%	1,486	84.8%
Loans delinquent 31-60 days(3)	62	3.5	78	4.5
Loans delinquent 61-90 days(3)	43	2.4	52	2.9
Loans delinquent greater than 90 days(3)	101	5.6	138	7.8

Total non-traditional loans in repayment	1,802	100%	1,754	100%

Total non-traditional loans, gross	2,066		1,966
Non-traditional loans unamortized discount	(123)		(55)

Total non-traditional loans	1,943		1,911
Non-traditional loans receivable for partially charged-off loans	269		289
Non-traditional loans allowance for losses	(201)		(213)

Non-traditional loans, net	$2,011		$1,987

Percentage of non-traditional loans in repayment		87.2%		89.2%

Delinquencies as a percentage of non-traditional loans in repayment		11.5%		15.2%

Loans in forbearance as a percentage of loans in repayment and forbearance		7.9%		4.9%

(1)	Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors such as disaster relief, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Receivable at beginning of period	$784	$847	$815	$881
Expected future recoveries of current period defaults(1)	24	28	88	96
Recoveries(2)	(37)	(44)	(121)	(140)
Charge-offs(3)	—	(3)	(11)	(9)

Receivable at end of period	$771	$828	$771	$828

(1)	Represents our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)	Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 60 percent and 61 percent of the loans granted forbearance have qualified as a TDR loan at September 30, 2017 and December 31, 2016, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of September 30, 2017 and December 31, 2016 was $2.7 billion and $2.6 billion, respectively.

At September 30, 2017 and December 31, 2016, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
September 30, 2017
Private Education Loans — Traditional	$9,245	$9,282	$985
Private Education Loans — Non-Traditional	1,294	1,298	184

Total	$10,539	$10,580	$1,169

December 31, 2016
Private Education Loans — Traditional	$9,386	$9,429	$1,003
Private Education Loans — Non-Traditional	1,373	1,376	187

Total	$10,759	$10,805	$1,190

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended September 30,
	2017		2016
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$9,257	$153	$9,367	$140
Private Education Loans — Non-Traditional	1,305	27	1,402	27

Total	$10,562	$180	$10,769	$167

	Nine Months Ended September 30,
	2017		2016
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$9,310	$448	$9,303	$416
Private Education Loans — Non-Traditional	1,333	80	1,418	81

Total	$10,643	$528	$10,721	$497

The following table provides information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	September 30, 2017		December 31, 2016
(Dollars in millions)	Balance	%	Balance	%
Loans in deferment(1)	$506		$579
Loans in forbearance(2)	931		588
Loans in repayment and percentage of each status:
Loans current	8,133	89.0%	8,273	85.8%
Loans delinquent 31-60 days(3)	314	3.4	412	4.3
Loans delinquent 61-90 days(3)	216	2.4	267	2.8
Loans delinquent greater than 90 days(3)	480	5.2	686	7.1

Total TDR loans in repayment	9,143	100%	9,638	100%

Total TDR loans, gross	$10,580		$10,805

(1)	Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors such as disaster relief, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

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

	Three Months Ended September 30,
	2017			2016
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$186	$63	$38	$233	$68	$56
Private Education Loans — Non-Traditional	14	17	5	21	18	11

Total	$200	$80	$43	$254	$86	$67

	Nine Months Ended September 30,
	2017			2016
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$574	$223	$126	$861	$221	$174
Private Education Loans — Non-Traditional	44	57	18	73	61	32

Total	$618	$280	$144	$934	$282	$206

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans.

(Dollars in millions)	Accrued Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
September 30, 2017
Private Education Loans — Traditional	$338	$19	$20
Private Education Loans — Non-Traditional	49	5	5

Total	$387	$24	$25

December 31, 2016
Private Education Loans — Traditional	$344	$26	$23
Private Education Loans — Non-Traditional	47	7	7

Total	$391	$33	$30

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

3.	Borrowings

The following table summarizes our borrowings.

	September 30, 2017			December 31, 2016
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,390	$12,366	$13,756	$717	$13,029	$13,746

Total unsecured borrowings	1,390	12,366	13,756	717	13,029	13,746
Secured borrowings:
FFELP Loan securitizations	—	72,674	72,674	—	73,522	73,522
Private Education Loan securitizations(1)	686	12,575	13,261	548	14,125	14,673
FFELP Loan — other facilities	—	9,140	9,140	—	12,443	12,443
Private Education Loan — other facilities	687	1,778	2,465	464	—	464
Other(2)	482	—	482	606	—	606

Total secured borrowings	1,855	96,167	98,022	1,618	100,090	101,708

Total before hedge accounting adjustments	3,245	108,533	111,778	2,335	113,119	115,454
Hedge accounting adjustments	36	24	60	(1)	(751)	(752)

Total	$3,281	$108,557	$111,838	$2,334	$112,368	$114,702

(1)	Includes $686 million and $548 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Repurchase Facilities”) as of September 30, 2017 and December 31, 2016, respectively. Includes $1.3 billion and $475 million of long-term debt related to the Repurchase Facilities as of September 30, 2017 and December 31, 2016, respectively.

(2)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures, which includes $70 million and $193 million of securities re-pledged subject to an overnight repurchase transaction as of September 30, 2017 and December 31, 2016, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

3.	Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of September 30, 2017 and December 31, 2016, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	September 30, 2017
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$72,674	$72,674	$73,611	$2,495	$932	$77,038
Private Education Loan securitizations(1)	686	12,575	13,261	17,546	490	235	18,271
FFELP Loan — other facilities	—	6,211	6,211	6,331	181	155	6,667
Private Education Loan — other facilities	687	1,778	2,465	3,289	69	44	3,402

Total before hedge accounting adjustments	1,373	93,238	94,611	100,777	3,235	1,366	105,378
Hedge accounting adjustments	—	(335)	(335)	—	—	(432)	(432)

Total	$1,373	$92,903	$94,276	$100,777	$3,235	$934	$104,946

	December 31, 2016
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$73,522	$73,522	$74,197	$2,676	$778	$77,651
Private Education Loan securitizations(1)	548	14,125	14,673	19,815	455	260	20,530
FFELP Loan — other facilities	—	9,046	9,046	9,232	289	172	9,693
Private Education Loan — other facilities	464	—	464	685	10	14	709
Other	66	—	66	79	4	—	83

Total before hedge accounting adjustments	1,078	96,693	97,771	104,008	3,434	1,224	108,666
Hedge accounting adjustments	—	(1,201)	(1,201)	—	—	(1,235)	(1,235)

Total	$1,078	$95,492	$96,570	$104,008	$3,434	$(11)	$107,431

(1)	Includes $686 million of short-term debt, $1.3 billion of long-term debt and $109 million of restricted cash related to the Repurchase Facilities as of September 30, 2017. Includes $548 million of short-term debt, $475 million of long-term debt and $49 million of restricted cash related to the Repurchase Facilities as of December 31, 2016.

4.	Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2016 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2016 Form 10-K for a full discussion.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2017 and December 31, 2016, and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2017 and 2016.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$49	$78	$366	$465	$9	$22	$424	$565
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	58	—	—	—	58	—
Other(2)	Interest rate	—	—	—	—	—	—	—	—

Total derivative assets(3)		49	78	424	465	9	22	482	565
Derivative Liabilities:
Interest rate swaps	Interest rate	(44)	(76)	(57)	(62)	(67)	(70)	(168)	(208)
Floor Income Contracts	Interest rate	—	—	—	—	(126)	(184)	(126)	(184)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(463)	(1,243)	(44)	(53)	(507)	(1,296)
Other(2)	Interest rate	—	—	—	—	(24)	(13)	(24)	(13)

Total derivative liabilities(3)		(44)	(76)	(520)	(1,305)	(261)	(320)	(825)	(1,701)

Net total derivatives		$5	$2	$(96)	$(840)	$(252)	$(298)	$(343)	$(1,136)

(1)	Fair values reported are exclusive of collateral held and pledged and accrued interest. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements, and classified in other assets or other liabilities depending on whether in a net positive or negative position.

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Gross position	$482	$565	$(825)	$(1,701)
Impact of master netting agreements	(36)	(31)	36	31

Derivative values with impact of master netting agreements (as carried on balance sheet)	446	534	(789)	(1,670)
Cash collateral (held) pledged	(411)	(345)	263	319

Net position	$35	$189	$(526)	$(1,351)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at September 30, 2017 and December 31,

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

2016 by $4 million and $0, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at September 30, 2017 and December 31, 2016 by $34 million and $31 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016	Sep 30, 2017	Dec 31, 2016
Notional Values:
Interest rate swaps	$24.7	$15.2	$12.3	$11.8	$62.5	$23.8	$99.5	$50.8
Floor Income Contracts	—	—	—	—	21.9	18.5	21.9	18.5
Cross-currency interest rate swaps	—	—	6.8	8.5	.3	.3	7.1	8.8
Other(1)	—	—	—	—	2.2	2.6	2.2	2.6

Total derivatives	$24.7	$15.2	$19.1	$20.3	$86.9	$45.2	$130.7	$80.7

(1)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended September 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Fair Value Hedges:
Interest rate swaps	$(28)	$(149)	$38	$62	$39	$175	$49	$88
Cross-currency interest rate swaps	261	112	(30)	(22)	(262)	(81)	(31)	9

Total fair value derivatives	233	(37)	8	40	(223)	94	18	97
Cash Flow Hedges:
Interest rate swaps	—	—	(10)	(20)	—	—	(10)	(20)

Total cash flow derivatives	—	—	(10)	(20)	—	—	(10)	(20)
Trading:
Interest rate swaps	7	(20)	(1)	14	—	—	6	(6)
Floor Income Contracts	31	113	(16)	(28)	—	—	15	85
Cross-currency interest rate swaps	—	6	(1)	(1)	—	—	(1)	5
Other	(2)	(3)	(3)	(1)	—	—	(5)	(4)

Total trading derivatives	36	96	(21)	(16)	—	—	15	80

Total	269	59	(23)	4	(223)	94	23	157
Less: realized gains (losses) recorded in interest expense	—	—	(2)	20	—	—	(2)	20

Gains (losses) on derivative and hedging activities, net	$269	$59	$(21)	$(16)	$(223)	$94	$25	$137

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

	Nine Months Ended September 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Fair Value Hedges:
Interest rate swaps	$(94)	$166	$139	$201	$62	$(172)	$107	$195
Cross-currency interest rate swaps	837	210	(88)	(58)	(866)	(135)	(117)	17

Total fair value derivatives	743	376	51	143	(804)	(307)	(10)	212
Cash Flow Hedges:
Interest rate swaps	—	—	(41)	(31)	—	—	(41)	(31)

Total cash flow derivatives	—	—	(41)	(31)	—	—	(41)	(31)
Trading:
Interest rate swaps	(9)	44	25	35	—	—	16	79
Floor Income Contracts	97	147	(54)	(222)	—	—	43	(75)
Cross-currency interest rate swaps	9	51	(4)	(3)	—	—	5	48
Other	(11)	(8)	(8)	(2)	—	—	(19)	(10)

Total trading derivatives	86	234	(41)	(192)	—	—	45	42

Total	829	610	(31)	(80)	(804)	(307)	(6)	223
Less: realized gains (losses) recorded in interest expense	—	—	10	112	—	—	10	112

Gains (losses) on derivative and hedging activities, net	$829	$610	$(41)	$(192)	$(804)	$(307)	$(16)	$111

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	September 30, 2017	December 31, 2016
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$411	$345
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	67	193
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	300	230

Total collateral held	$778	$768

Derivative asset at fair value including accrued interest	$619	$689

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$263	$319

Total collateral pledged	$263	$319

Derivative liability at fair value including accrued interest and premium receivable	$784	$1,670

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $282 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

5.	Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	September 30, 2017	December 31, 2016
Accrued interest receivable, net	$1,804	$1,663
Income tax asset, net current and deferred	623	725
Benefit and insurance-related investments	487	488
Derivatives at fair value	446	534
Fixed assets, net	152	160
Accounts receivable	135	95
Other loans, net	52	148
Other	389	380

Total	$4,088	$4,193

6.	Business Combinations — Acquisition of Duncan Solutions

Acquisitions are accounted for under the acquisition method of accounting as defined in ASC 805, “Business Combinations.” The Company allocates the purchase price to the fair value of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date.

On July 31, 2017, Navient acquired Duncan Solutions for approximately $86 million in cash. Duncan Solutions is a leading transportation revenue management company serving municipalities and toll authorities, offering a range of technology-enabled products and services to supports its clients’ parking and tolling operations. We have engaged an independent appraiser to assist in the valuation of the assets acquired and liabilities assumed including identifiable intangible assets, primarily customer relationships, the trade name and developed technology. We anticipate the purchase price allocation will be completed by the end of the first quarter 2018. The results of operations of Duncan Solutions have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Services segment results in “Note 11 — Segment Reporting.” Navient has not disclosed the pro forma impact of this acquisition to the results of operations for the nine months ended September 30, 2017 and 2016, as the pro forma impact was deemed immaterial.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

7.	Stockholders’ Equity

The following table summarizes common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Common shares repurchased(1)	11,346,367	14,347,974	29,646,374	47,137,636
Average purchase price per share	$14.55	$13.95	$14.85	$12.21
Shares repurchased related to employee stock-based compensation plans(2)	131,374	1,145,017	1,741,529	2,499,729
Average purchase price per share	$15.34	$14.20	$15.56	$12.36
Common shares issued(3)	385,676	1,558,455	3,535,988	4,525,047

(1)	Common shares purchased under our share repurchase program.

(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on September 30, 2017 was $15.02.

Dividend and Share Repurchase Program

In September 2017, June 2017 and March 2017, we paid a common stock dividend of $0.16 per share.

We repurchased 29.6 million shares of common stock for $440 million in the nine months ended September 30, 2017. The shares were repurchased under our previously disclosed $600 million share repurchase program. Effective October 4, 2017, Navient suspended its remaining share repurchase program through year-end 2018 to allocate capital towards growing the education lending business and building book value. As of September 30, 2017, the remaining repurchase authority was $160 million. In the nine months ended September 30, 2016, we repurchased 47.1 million shares for $575 million.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

8.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2017	2016	2017	2016
Numerator:
Net income attributable to Navient Corporation	$176	$230	$376	$535

Denominator:
Weighted average shares used to compute basic EPS	269	310	279	324
Effect of dilutive securities:
Dilutive effect of stock options, non-vested restricted stock, restricted stock units and Employee Stock Purchase Plans (“ESPPs”)(1)	5	6	6	5

Dilutive potential common shares(2)	5	6	6	5

Weighted average shares used to compute diluted EPS	274	316	285	329

Basic earnings (loss) per common share attributable to Navient Corporation	$.65	$.74	$1.35	$1.65

Diluted earnings (loss) per common share attributable to Navient Corporation	$.64	$.73	$1.32	$1.63

(1)	Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested restricted stock, restricted stock units, and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)	For the three months ended September 30, 2017 and 2016, stock options covering approximately 5 million and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2017 and 2016, stock options covering approximately 5 million and 5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

9.	Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Please refer to “Note 12 — Fair Value Measurements” in our 2016 Form 10-K for a full discussion.

During the three and nine months ended September 30, 2017, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

9.	Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2017				December 31, 2016
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$1	$—	$1	$—	$1	$—	$1
Other	—	2	—	2	—	2	—	2

Total available-for-sale investments	—	3	—	3	—	3	—	3
Derivative instruments:(1)
Interest rate swaps	—	420	4	424	—	553	12	565
Cross-currency interest rate swaps	—	—	58	58	—	—	—	—
Other	—	—	—	—	—	—	—	—

Total derivative assets(2)	—	420	62	482	—	553	12	565

Total	$—	$423	$62	$485	$—	$556	$12	$568

Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$(118)	$(50)	$(168)	$—	$(150)	$(58)	$(208)
Floor Income Contracts	—	(126)	—	(126)	—	(184)	—	(184)
Cross-currency interest rate swaps	—	(44)	(463)	(507)	—	(53)	(1,243)	(1,296)
Other	—	—	(24)	(24)	—	—	(13)	(13)

Total derivative liabilities(2)	—	(288)	(537)	(825)	—	(387)	(1,314)	(1,701)

Total	$—	$(288)	$(537)	$(825)	$—	$(387)	$(1,314)	$(1,701)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

(2)	See “Note 4 — Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.

(3)	Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

9.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended September 30,
	2017				2016
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(48)	$(666)	$(22)	$(736)	$(37)	$(801)	$(7)	$(845)
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	1	231	(5)	227	(2)	64	(4)	58
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	1	30	3	34	—	23	1	24
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(46)	$(405)	$(24)	$(475)	$(39)	$(714)	$(10)	$(763)

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$3	$227	$(2)	$228	$(2)	$87	$(3)	$82

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

9.	Fair Value Measurements (Continued)

	Nine Months Ended September 30,
	2017				2016
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(46)	$(1,243)	$(13)	$(1,302)	$(44)	$(903)	$(2)	$(949)
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	(4)	750	(19)	727	4	129	(10)	123
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	4	88	8	100	1	60	2	63
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(46)	$(405)	$(24)	$(475)	$(39)	$(714)	$(10)	$(763)

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$—	$712	$(11)	$701	$6	$189	$(8)	$187

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Gains (losses) on derivative and hedging activities, net	$257	$81	$815	$183
Interest expense	(30)	(23)	(88)	(60)

Total	$227	$58	$727	$123

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value September 30, 2017	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Prime/LIBOR basis swaps	$(46)	Discounted cash flow	Constant prepayment rate	5.6%
			Bid/ask adjustment to	.08% — .08%
			discount rate	(.08%)
Cross-currency interest rate swaps	(405)	Discounted cash flow	Constant prepayment rate	4.1%
Other	(24)

Total	$(475)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

9.	Fair Value Measurements (Continued)

unobservable inputs include Constant Prepayment Rates of the underlying securitization trust the swap references. A decrease in this input will result in a longer weighted average life of the swap which will increase the value for swaps in a gain position and decrease the value for swaps in a loss position, everything else equal. The opposite is true for an increase in the input.

•	Cross-currency interest rate swaps — The unobservable inputs used in these valuations are Constant Prepayment Rates of the underlying securitization trust the swap references. A decrease in this input will result in a longer weighted average life of the swap. All else equal in a typical currency market, this will result in a decrease to the valuation due to the delay in the cash flows of the currency exchanges as well as diminished liquidity in the forward exchange markets as you increase the term. The opposite is true for an increase in the input.

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2017			December 31, 2016
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$84,016	$83,916	$100	$86,626	$87,730	$(1,104)
Private Education Loans	23,620	23,424	196	23,191	23,340	(149)
Cash and investments(1)	4,930	4,930	—	5,203	5,203	—

Total earning assets	112,566	112,270	296	115,020	116,273	(1,253)

Interest-bearing liabilities
Short-term borrowings	3,289	3,281	(8)	2,346	2,334	(12)
Long-term borrowings	107,991	108,557	566	109,826	112,368	2,542

Total interest-bearing liabilities	111,280	111,838	558	112,172	114,702	2,530

Derivative financial instruments
Floor Income Contracts	(126)	(126)	—	(184)	(184)	—
Interest rate swaps	256	256	—	357	357	—
Cross-currency interest rate swaps	(449)	(449)	—	(1,296)	(1,296)	—
Other	(24)	(24)	—	(13)	(13)	—

Excess of net asset fair value over carrying value			$854			$1,277

(1)	“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $3 million and $3 million at September 30, 2017 and December 31, 2016, respectively, versus a fair value of $3 million and $3 million at September 30, 2017 and December 31, 2016, respectively.

10.	Commitments and Contingencies

Legal Proceedings

The Company has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws. One of these putative class action suits is Randy Johnson v. Navient Solutions, Inc. (“NSI”). On May 4, 2015, Randy Johnson filed a putative class action in the United

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

10.	Commitments and Contingencies (Continued)

States District Court for the Southern District of Indiana alleging violations of the Telephone Consumer Protection Act (“TCPA”). During the fourth quarter of 2016, the parties entered into a settlement agreement and, in December 2016, filed a Motion to Approve the Class Action Settlement with the Court. The Court approved the settlement in July 2017. NSI denied all claims asserted, but agreed to settle the case to avoid the burden, expense, risk and uncertainty of continued litigation.

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the Consumer Financial Protection Act of 2010, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. On October 5, 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC, containing similar alleged violations of the Consumer Financial Protection Act of 2010 and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. We refer to the Illinois Attorney General, the Pennsylvania Attorney General and the Washington Attorney General collectively as the “Attorneys General.” We intend to vigorously defend against the allegations in each of these cases. At this point in time, the Company is unable to anticipate the timing of a resolution or the ultimate impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company. For additional information on these civil actions, please refer to section entitled “Regulatory Matters” below.

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

With respect to alleged civil violations of the Servicemembers Civil Relief Act (the “SCRA”), Solutions and Sallie Mae Bank entered into a consent order with the DOJ in May 2014. The DOJ consent order (the “DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by Solutions from November 28, 2005 until the effective date of the settlement. In the third quarter of 2016, the Company completed the distributions from the fund by distributing the remaining funds to charities approved by the DOJ pursuant to the terms of the order. The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of September 30, 2017, substantially all of this amount had been paid to customers or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until the remaining consent order is lifted. The Company believes it has fulfilled the terms of the DOJ Order.

As previously disclosed, the Company and various of its subsidiaries have been subject to the following investigations and inquiries:

•	In December 2013, Navient received Civil Investigative Demands (“CIDs”) issued by the State of Illinois Office of Attorney General and the State of Washington Office of the Attorney General and

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

10.	Commitments and Contingencies (Continued)

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

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the Consumer Financial Protection Act of 2010, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. On October 5, 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC, alleging violations of the Consumer Financial Protection Act of 2010 and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. These civil actions are related to the CIDs and the NORA letter discussed above that were previously issued by the CFPB and the Attorneys General. In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the Attorneys General. The Company filed its Motion to Dismiss on March 20, 2017 with respect to the Attorneys General actions and on March 24, 2017 with respect to the CFPB action. In relation to the CFPB action, after a hearing, our Motion to Dismiss was denied in full in August 2017. In relation to the Washington action, following a hearing, our Motion to Dismiss was denied in full in July 2017. In relation to the Illinois action, a hearing on our Motion to Dismiss was held on July 18, 2017 and no ruling has been issued as of the date of this Form 10-Q. As the Company has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. As stated above, we intend to vigorously defend against the allegations in each of these cases.

In addition, Navient and its subsidiaries are subject to examination or regulation by the SEC, CFPB, FDIC, ED and various state agencies as part of its ordinary course of business. Items or matters similar to or different from those described above may arise during the course of those examinations. We also routinely receive

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

10.	Commitments and Contingencies (Continued)

inquiries or requests from various regulatory bodies or government agencies concerning our business or our assets. The Company endeavors to cooperate with each such inquiry or request.

Under the terms of the Separation Agreement, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above, other than fines or penalties directly levied against Sallie Mae Bank and other matters specifically excluded. Navient has no additional reserves related to indemnification matters with SLM BankCo as of September 30, 2017.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

10.	Commitments and Contingencies (Continued)

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

FFELP Loans Segment

In the FFELP Loans segment, we acquire and finance FFELP Loans. Although FFELP Loans are no longer originated, we continue to pursue acquisitions of FFELP Loan portfolios. These acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the FFELP Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow over the remaining life of the portfolio.

The following table includes GAAP basis asset information for our FFELP Loans segment.

(Dollars in millions)	September 30, 2017	December 31, 2016
FFELP Loans, net	$83,916	$87,730
Cash and investments(1)	2,893	3,212
Other	2,315	1,907

Total assets	$89,124	$92,849

(1)	Includes restricted cash and investments.

Private Education Loans Segment

In this segment, we acquire, finance, and service Private Education Loans. Private Education Loans primarily bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or students’ and families’ resources. They also allow borrowers to refinance existing education loans at a lower rate. Acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow over the remaining life of the portfolio.

The following table includes GAAP basis asset information for our Private Education Loans segment.

(Dollars in millions)	September 30, 2017	December 31, 2016
Private Education Loans, net	$23,424	$23,340
Cash and investments(1)	723	667
Other	1,126	1,567

Total assets	$25,273	$25,574

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

11.	Segment Reporting (Continued)

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

At September 30, 2017 and December 31, 2016, the Business Services segment had total assets of $708 million and $587 million, respectively, on a GAAP basis.

Other Segment

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, our corporate liquidity portfolio, unallocated overhead and regulatory-related costs. We also include results from certain smaller wind-down operations within this segment.

At September 30, 2017 and December 31, 2016, the Other segment had total assets of $2.0 billion and $2.1 billion, respectively, on a GAAP basis.

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

2.	The accounting for goodwill and acquired intangible assets; and

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

11.	Segment Reporting (Continued)

3.	The financial results attributable to the operations of SLM BankCo prior to the Spin-Off and related restructuring and reorganization expense incurred in connection with the Spin-Off, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off. For GAAP purposes, Navient reflected the deemed distribution of SLM BankCo on April 30, 2014. For “Core Earnings,” we exclude the consumer banking business (SLM BankCo) as if it had never been a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014. There are no adjustments related to this for the periods presented in this Form 10-Q (see our 2016 Form 10-K for description of how earlier periods were impacted by this adjustment).

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

11.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2017
	FFELP Loans	Private Education Loans	Business Services	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
(Dollars in millions)							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$678	$445	$—	$—	$—	$1,123	$16	$(13)	$3	$1,126
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	9	1	—	2	—	12	—	—	—	12

Total interest income	687	446	—	4	—	1,137	16	(13)	3	1,140
Total interest expense	530	221	—	41	—	792	(5)	(2)	(7)	785

Net interest income (loss)	157	225	—	(37)	—	345	21	(11)	10	355
Less: provisions for loan losses	10	95	—	—	—	105	—	—	—	105

Net interest income (loss) after provisions for loan losses	147	130	—	(37)	—	240	21	(11)	10	250
Other income (loss):
Servicing revenue	14	3	144	—	(86)	75	—	—	—	75
Asset recovery and business processing revenue	—	—	157	—	—	157	—	—	—	157
Other income (loss)	—	—	—	3	—	3	(21)	47	26	29
Gains on sales of loans and investments	—	—	—	3	—	3	—	—	—	3
Losses on debt repurchases	—	—	—	(1)	—	(1)	—	—	—	(1)

Total other income (loss)	14	3	301	5	(86)	237	(21)	47	26	263
Expenses:
Direct operating expenses	88	39	135	7	(86)	183	—	—	—	183
Overhead expenses	—	—	—	55	—	55	—	—	—	55

Operating expenses	88	39	135	62	(86)	238	—	—	—	238
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	6	6	6

Total expenses	88	39	135	62	(86)	238	—	6	6	244

Income (loss) before income tax expense (benefit)	73	94	166	(94)	—	239	—	30	30	269
Income tax expense (benefit)(3)	27	34	61	(35)	—	87	—	6	6	93

Net income (loss)	$46	$60	$105	$(59)	$—	$152	$—	$24	$24	$176

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$10	$—	$10
Total other income (loss)	26	—	26
Goodwill and acquired intangible asset impairment and amortization	—	6	6

Total “Core Earnings” adjustments to GAAP	$36	$(6)	30

Income tax expense (benefit)			6

Net income (loss)			$24

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

11.	Segment Reporting (Continued)

	Three Months Ended September 30, 2016
	FFELP Loans	Private Education Loans	Business Services	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
(Dollars in millions)							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$617	$401	$—	$—	$—	$1,018	$28	$(14)	$14	$1,032
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	4	—	—	1	—	5	—	—	—	5

Total interest income	621	401	—	3	—	1,025	28	(14)	14	1,039
Total interest expense	413	178	—	29	—	620	7	—	7	627

Net interest income (loss)	208	223	—	(26)	—	405	21	(14)	7	412
Less: provisions for loan losses	13	92	—	1	—	106	—	—	—	106

Net interest income (loss) after provisions for loan losses	195	131	—	(27)	—	299	21	(14)	7	306
Other income (loss):
Servicing revenue	13	4	155	—	(96)	76	—	—	—	76
Asset recovery and business processing revenue	—	—	97	—	—	97	—	—	—	97
Other income (loss)	—	—	—	5	—	5	(21)	153	132	137
Gains on debt repurchases	—	—	—	1	—	1	—	—	—	1

Total other income (loss)	13	4	252	6	(96)	179	(21)	153	132	311
Expenses:
Direct operating expenses	99	40	124	10	(96)	177	—	—	—	177
Overhead expenses	—	—	—	51	—	51	—	—	—	51

Operating expenses	99	40	124	61	(96)	228	—	—	—	228
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	12	12	12

Total expenses	99	40	124	61	(96)	228	—	12	12	240

Income (loss) before income tax expense (benefit)	109	95	128	(82)	—	250	—	127	127	377
Income tax expense (benefit)(3)	40	35	47	(29)	—	93	—	54	54	147

Net income (loss)	$69	$60	$81	$(53)	$—	$157	$—	$73	$73	$230

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2016
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$7	$—	$7
Total other income (loss)	132	—	132
Goodwill and acquired intangible asset impairment and amortization	—	12	12

Total “Core Earnings” adjustments to GAAP	$139	$(12)	127

Income tax expense (benefit)			54

Net income (loss)			$73

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

11.	Segment Reporting (Continued)

	Nine Months Ended September 30, 2017
	FFELP Loans	Private Education Loans	Business Services	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
(Dollars in millions)							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$1,966	$1,204	$—	$—	$—	$3,170	$54	$(41)	$13	$3,183
Other loans	—	—	—	12	—	12	—	—	—	12
Cash and investments	20	3	—	6	—	29	—	—	—	29

Total interest income	1,986	1,207	—	18	—	3,211	54	(41)	13	3,224
Total interest expense	1,481	601	—	107	—	2,189	(3)	(8)	(11)	2,178

Net interest income (loss)	505	606	—	(89)	—	1,022	57	(33)	24	1,046
Less: provisions for loan losses	30	285	—	2	—	317	—	—	—	317

Net interest income (loss) after provisions for loan losses	475	321	—	(91)	—	705	57	(33)	24	729
Other income (loss):
Servicing revenue	40	7	438	—	(264)	221	—	—	—	221
Asset recovery and business processing revenue	—	—	367	—	—	367	—	—	—	367
Other income (loss)	—	—	2	11	—	13	(57)	31	(26)	(13)
Gains on sales of loans and investments	—	—	—	3	—	3	—	—	—	3
Losses on debt repurchases	—	—	—	(1)	—	(1)	—	—	—	(1)

Total other income (loss)	40	7	807	13	(264)	603	(57)	31	(26)	577
Expenses:
Direct operating expenses	272	117	391	18	(264)	534	—	—	—	534
Overhead expenses	—	—	—	173	—	173	—	—	—	173

Operating expenses	272	117	391	191	(264)	707	—	—	—	707
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	17	17	17

Total expenses	272	117	391	191	(264)	707	—	17	17	724

Income (loss) before income tax expense (benefit)	243	211	416	(269)	—	601	—	(19)	(19)	582
Income tax expense (benefit)(3)	88	77	152	(98)	—	219	—	(13)	(13)	206

Net income (loss)	$155	$134	$264	$(171)	$—	$382	$—	$(6)	$(6)	$376

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$24	$—	$24
Total other income (loss)	(26)	—	(26)
Goodwill and acquired intangible asset impairment and amortization	—	17	17

Total “Core Earnings” adjustments to GAAP	$(2)	$(17)	(19)

Income tax expense (benefit)			(13)

Net income (loss)			$(6)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

11.	Segment Reporting (Continued)

	Nine Months Ended September 30, 2016
	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
(Dollars in millions)							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$1,760	$1,213	$—	$—	$—	$2,973	$222	$(99)	$123	$3,096
Other loans	—	—	—	5	—	5	—	—	—	5
Cash and investments	12	2	—	3	—	17	—	—	—	17

Total interest income	1,772	1,215	—	8	—	2,995	222	(99)	123	3,118
Total interest expense	1,159	522	—	85	—	1,766	25	—	25	1,791

Net interest income (loss)	613	693	—	(77)	—	1,229	197	(99)	98	1,327
Less: provisions for loan losses	30	296	—	1	—	327	—	—	—	327

Net interest income (loss) after provisions for loan losses	583	397	—	(78)	—	902	197	(99)	98	1,000
Other income (loss):
Servicing revenue	45	11	470	—	(296)	230	—	—	—	230
Asset recovery and business processing revenue	—	—	288	—	—	288	—	—	—	288
Other income (loss)	—	—	2	10	—	12	(197)	260	63	75
Gains on debt repurchases	—	—	—	1	—	1	—	—	—	1

Total other income (loss)	45	11	760	11	(296)	531	(197)	260	63	594
Expenses:
Direct operating expenses	305	124	383	22	(296)	538	—	—	—	538
Overhead expenses	—	—	—	168	—	168	—	—	—	168

Operating expenses	305	124	383	190	(296)	706	—	—	—	706
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	22	22	22

Total expenses	305	124	383	190	(296)	706	—	22	22	728

Income (loss) before income tax expense (benefit)	323	284	377	(257)	—	727	—	139	139	866
Income tax expense (benefit)(3)	120	105	140	(96)	—	269	—	62	62	331

Net income (loss)	$203	$179	$237	$(161)	$—	$458	$—	$77	$77	$535

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2016
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$98	$—	$98
Total other income (loss)	63	—	63
Goodwill and acquired intangible asset impairment and amortization	—	22	22

Total “Core Earnings” adjustments to GAAP	$161	$(22)	139

Income tax expense (benefit)			62

Net income (loss)			$77

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2017 and for the three and nine months ended

September 30, 2017 and 2016 is unaudited) (Continued)

11.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	$36	$139	$(2)	$161
Net impact of goodwill and acquired intangible assets(2)	(6)	(12)	(17)	(22)
Net tax effect(3)	(6)	(54)	13	(62)

Total “Core Earnings” adjustments to GAAP	$24	$73	$(6)	$77

(1)	Derivative accounting: “Core Earnings” exclude periodic unrealized gains and losses that are caused by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP as well as the periodic unrealized gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP. These unrealized gains and losses occur in our FFELP Loans, Private Education Loans and Other business segments. Under GAAP, for our derivatives that are held to maturity, the cumulative net unrealized gain or loss over the life of the contract will equal $0 except for Floor Income Contracts where the cumulative unrealized gain will equal the amount for which we sold the contract. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.
(2)	Goodwill and acquired intangible assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and amortization of acquired intangible assets.
(3)	Net tax effect: Such tax effect is based upon our “Core Earnings” effective tax rate for the year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Navient’s Business

Navient is a leading provider of asset management and business processing solutions for education, health care, and government clients at the federal, state, and local levels. We help our clients and millions of Americans achieve financial success through services and support. Headquartered in Wilmington, Delaware, Navient employs team members in western New York, northeastern Pennsylvania, Indiana, Tennessee, Texas, Virginia, Wisconsin, and other locations.

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

As of September 30, 2017, Navient’s principal assets consisted of:

•	$83.9 billion in FFELP Loans, with a net interest margin of 0.71 percent for the quarter ended September 30, 2017 on a “Core Earnings” basis and a weighted average life of 6.8 years;

•	$23.4 billion in Private Education Loans, with a net interest margin of 3.57 percent for the quarter ended September 30, 2017 on a “Core Earnings” basis and a weighted average life of 6.3 years;

•	a leading education loan servicing platform that services loans for approximately 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.1 million customer accounts serviced under Navient’s contract with ED; and

•	a leading business processing platform through which we provide services for over 1,000 clients in the education, health care and public sectors.

Strengths and Opportunities

Navient possesses a number of competitive advantages that distinguish it from its competitors, including:

Large, high quality asset base generating significant and predictable cash flows. At September 30, 2017, Navient’s $107.3 billion education loan portfolio is 77 percent funded to term and is expected to produce predictable cash flows over the remaining life of the portfolio. Navient’s $83.9 billion portfolio of FFELP Loans generally bears a maximum 3 percent loss exposure under the terms of the federal guaranty. Navient’s $23.4 billion portfolio of Private Education Loans bears the full credit risk of the borrower and any cosigner. Navient expects that cash flows from its FFELP Loan and Private Education Loan portfolios will significantly exceed future debt service obligations. Our interest earning assets are funded by both secured and unsecured debt.

Efficient and large-scale operating platforms. Navient services over $300 billion in education loans for approximately 12 million customers. Navient’s inventory of contingent asset recovery receivables is $24.0 billion as of September 30, 2017. We provide services to over 1,000 education, health care and public sector clients. Navient has demonstrated scalable infrastructure with capacity to add volume at a low cost. Our market share and tested infrastructure have enabled expansion to additional clients and asset types.

Superior performance. Navient has demonstrated superior default prevention performance and industry-leading services. The combined portfolio of federal loans serviced by Navient experienced a Cohort Default Rate (“CDR”) that is 37 percent lower than our peers, as calculated from the most recent CDR released by ED in September 2017. We are consistently a top performer in our asset recovery business and deliver superior service to our public and private sector clients. We continually leverage data-driven insights and customer service to identify new ways to add value to our clients.

Commitment to compliance and customer centricity. Navient fosters a robust compliance culture driven by a “customer first” approach. We invest in rigorous training programs, quality assurance, reviews and audits, escalated service tracking and analysis, and customer research to enhance our compliance and customer service.

Strong capital return. As a result of our significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases. In December 2016, Navient’s board of directors authorized a new $600 million share repurchase program effective January 1, 2017. For the nine months ended September 30, 2017, Navient repurchased 29.6 million shares of common stock for $440 million. Effective October 4, 2017, Navient suspended its remaining share repurchase program through year-end 2018 to allocate capital towards growing the education lending business and building book value. The Company’s dividend policy is unchanged.

Navient has paid a quarterly dividend of $0.16 per share of common stock since the first quarter of 2015. For the nine months ended September 30, 2017, Navient paid $133 million in dividends.

Meaningful growth opportunities. In the Asset Management business, Navient will continue pursuing opportunistic acquisitions of FFELP and Private Education Loan portfolios, including refinanced Private Education Loans.

•	During the nine months ended September 30, 2017, Navient acquired $8.6 billion of education loans.

•	In June 2017, we closed on the acquisition of $6.5 billion of education loans, comprised of $3.5 billion in FFELP Loans and $3.0 billion in Private Education Loans.

•	On October 4, 2017, Navient signed an agreement to acquire Earnest, a leading financial technology and education finance company, for approximately $155 million in cash. We expect the acquisition to close in the fourth quarter of 2017. Earnest offers student loan refinancing to financially responsible young professionals. This acquisition accelerates our growth objectives and positions us to be a leading player in the student loan refinance space. Founded in 2013, Earnest is based in San Francisco, California, with approximately 150 employees. Earnest’s data-focused approach to the business has created a high-quality portfolio with efficient customer acquisition processes. The company is expected to originate nearly $1 billion in student loan refinancing loans in 2017.

In the Business Processing Solutions business, Navient will pursue additional growth opportunities, including, among others:

•	The continued expansion and growth of providing services to state and local governments through our Gila LLC subsidiary (commonly known as Municipal Services Bureau, or MSB). Gila provides receivables management services and account processing solutions for state governments, agencies, court systems, municipalities, toll authorities and financial services entities. Gila expands our customer base in the public sector and leverages our business processing solutions.

•	On July 31, 2017, Navient acquired Duncan Solutions, a transportation revenue management company serving municipalities and toll authorities, for approximately $86 million. Based in Milwaukee, Wisconsin, the company employs 250 people and serves clients in nearly 30 states. Its parking and tolling-related services, along with industry-leading data capabilities, will complement Gila’s offerings in this space and Navient’s other business processing solutions offerings.

•	The continued expansion and growth of providing services to federal agencies. For example, on September 26, 2016, the Internal Revenue Service announced that it plans to begin private collection of certain overdue federal tax debts in the spring of 2017. A Navient subsidiary, Pioneer Credit Recovery, was selected along with three other contractors to implement the new program. We began collecting under this new contract in April 2017.

•	The continued expansion and growth of providing services to hospitals, health care systems and other health care providers through our Xtend Healthcare subsidiary, a health care revenue cycle management company. Xtend’s services include full revenue cycle outsourcing, accounts receivable management, extended business office support and consulting engagements. Xtend leverages Navient’s asset recovery and business processing capabilities into the health care payments sector.

•	The continued expansion and growth of providing services to education-related clients. On April 4, 2016, ED published the first part of a two-part RFP related to a new servicing platform for the Direct Student Loan Program. However, in the third quarter of 2017, ED cancelled this solicitation. As of the date of this report, ED has not published any update to its plans for a new RFP.

Navient intends to leverage its large-scale operating platforms, superior and data-driven default prevention and asset recovery performance, operating efficiency and regulatory compliance and risk management infrastructure in growing these businesses and in pursuing other growth opportunities.

Navient’s Approach to Helping Education Loan Borrowers Achieve Success

Navient services loans for approximately 12 million DSLP Loan, FFELP Loan, and Private Education Loan customers, including 6.1 million customers whose accounts are serviced under Navient’s contract with ED. We help our customers navigate the path to financial success through proactive outreach and innovative, data-driven approaches.

Leveraging four decades of expertise: In our experience, customer success means making steady progress toward repayment and avoiding falling behind on or putting off payments. With customer success and default prevention as our top priorities, we apply data-driven outreach that draws from our more than 40 years of experience. Our strategists employ risk modeling to pinpoint struggling borrowers and deploy resources where needed. By tailoring our approach to each borrower’s unique situation — e.g., recent graduates, students re-entering school, those experiencing hardships or those with student debt but no degree — we help ensure industry-leading outcomes, as evidenced by a default rate that is 37 percent lower than other servicers. Nine times out of 10 when we can reach federal loan customers who have missed payments, we can identify a solution to help them avoid default.

Getting borrowers into the right payment plans: We help customers understand the complex array of federal loan repayment options so they can make informed choices about the plans that are aligned with their financial circumstances and goals. We promote awareness of federal repayment plan options, including Income-Driven Repayment (“IDR”), through more than 154 million communications annually, including mail, email, phone calls, videos and text messages. As a result, we continue to lead in enrolling customers in affordable income-driven repayment plans: nearly one in three federal student borrowers and more than half of student loan balances serviced by Navient for the government were enrolled in an IDR plan (excluding loan types ineligible for the plans). We also help borrowers understand that options lengthening their repayment term may increase the total cost of their loans, while reminding them that they may pay extra or switch repayment plans at any time.

Leading the industry: Navient is a leader in recommending policy reforms that we believe would enhance the student loan program. For example, we have recommended improving financial literacy and simplifying federal loan repayment options — reforms that we believe would make a meaningful difference for millions of Americans with student loans.

In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of September 30, 2017, $2.7 billion of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

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

Selected Historical Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2017	2016	2017	2016
GAAP Basis
Net income attributable to Navient Corporation	$176	$230	$376	$535
Diluted earnings per common share attributable to Navient Corporation	$.64	$.73	$1.32	$1.63
Weighted average shares used to compute diluted earnings per common share	274	316	285	329
Net interest margin, FFELP Loans(1)	.73%	.92%	.78%	1.00%
Net interest margin, Private Education Loans(1)	3.64%	3.44%	3.38%	3.45%
Return on assets	.61%	.75%	.44%	.57%
Ending FFELP Loans, net	$83,916	$90,049	$83,916	$90,049
Ending Private Education Loans, net	23,424	24,010	23,424	24,010

Ending total education loans, net	$107,340	$114,059	$107,340	$114,059

Average FFELP Loans	$85,019	$91,502	$85,691	$93,700
Average Private Education Loans	24,348	24,948	23,657	25,738

Average total education loans	$109,367	$116,450	$109,348	$119,438

“Core Earnings” Basis(2)
Net income attributable to Navient Corporation	$152	$157	$382	$458
Diluted earnings per common share attributable to Navient Corporation	$.55	$.50	$1.34	$1.39
Weighted average shares used to compute diluted earnings per common share	274	316	285	329
Net interest margin, FFELP Loans(1)	.71%	.87%	.76%	.84%
Net interest margin, Private Education Loans(1)	3.57%	3.48%	3.34%	3.51%
Return on assets	.53%	.51%	.45%	.49%
Ending FFELP Loans, net	$83,916	$90,049	$83,916	$90,049
Ending Private Education Loans, net	23,424	24,010	23,424	24,010

Ending total education loans, net	$107,340	$114,059	$107,340	$114,059

Average FFELP Loans	$85,019	$91,502	$85,691	$93,700
Average Private Education Loans	24,348	24,948	23,657	25,738

Average total education loans	$109,367	$116,450	$109,348	$119,438

(1)	In the third quarter of 2017, there was a net $28 million decrease in net interest income due to a cumulative adjustment related to an increase in prepayment speed assumptions used to amortize loan premiums and discounts. The FFELP Loan portfolio had a $34 million acceleration of premium (expense) which lowered the FFELP Loan net interest margin by 15 basis points in the third quarter of 2017. The Private Education Loan portfolio had a $6 million acceleration of discount (revenue) which increased the Private Education Loan net interest margin by 9 basis points in the third quarter of 2017.

(2)	“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the three and nine months ended September 30, 2017.

We monitor and assess our ongoing operations and results based on the following four reportable segments: (1) FFELP Loans (2) Private Education Loans, (3) Business Services and (4) Other.

FFELP Loans Segment

In the FFELP Loans segment, we acquire and finance FFELP Loans. Although FFELP Loans are no longer originated, we continue to pursue acquisitions of FFELP Loan portfolios. These acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the FFELP Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow over the remaining life of the portfolio.

Private Education Loans Segment

In this segment, we acquire, finance, and service Private Education Loans. With the planned acquisition of Earnest anticipated to close in the fourth quarter 2017, we will be originating refinanced Private Education Loans as well. Private Education Loans primarily bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or students’ and families’ resources. They also allow borrowers to refinance existing education loans at a lower rate. Acquisitions and originations leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow over the remaining life of the portfolio.

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

Key Financial Measures

Our operating results are primarily driven by net interest income, provisions for loan losses and expenses incurred in our education loan portfolios; the revenues and expenses generated by our servicing, asset recovery and business processing businesses; and gains and losses on loan sales and debt repurchases. We manage and assess the performance of each business segment separately as each derives its revenue from different activities and services. A brief summary of our key financial measures (net interest income; provisions for loan losses; charge-offs and delinquencies; servicing, asset recovery and business processing revenues; other income (loss); and operating expenses) can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

Third-Quarter 2017 Summary of Results

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

Third-quarter 2017 GAAP net income was $176 million ($0.64 diluted earnings per share), versus net income of $230 million ($0.73 diluted earnings per share) in the third-quarter 2016. The changes in GAAP net income are impacted by the same “Core Earnings” items discussed below, as well as changes in net income attributable to (1) unrealized, mark-to-market gains/losses on derivatives and (2) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP but are not included in “Core Earnings” results. Third-quarter 2017 GAAP results included gains of $36 million from derivative accounting treatment that are excluded from “Core Earnings” results, compared with gains of $139 million from this derivative accounting treatment in the year-ago period. See “‘Core Earnings’ — Definition and Limitations —Differences between ‘Core Earnings’ and GAAP” for a complete reconciliation between GAAP net income and “Core Earnings.”

“Core Earnings” for the quarter were $152 million ($0.55 diluted “Core Earnings” per share), compared with $157 million ($0.50 diluted “Core Earnings” per share) for the year-ago quarter. The increase in diluted “Core Earnings” per share was primarily due to a $57 million increase in fee revenue, as well as fewer shares outstanding due to common share repurchases. Related to our entire education loan portfolio, there was a net $28 million decrease in net interest income due to a cumulative adjustment related to an increase in prepayment speed assumptions used to amortize loan premiums and discounts. In addition, operating expenses increased $10 million over the year-ago quarter primarily due to the acquisition of Duncan Solutions in the quarter. Third-quarter 2017 and 2016 diluted “Core Earnings” per share were $0.56 and $0.51, respectively, excluding regulatory-related costs of $3 million and $6 million, respectively.

During the first nine months of 2017, we:

•	acquired $8.6 billion of education loans;

•	issued $5.0 billion of FFELP asset-backed securities (“ABS”);

•	extended the maturity date of our FFELP asset-backed commercial paper (“ABCP”) facility from March 2018 to April 2019 and increased the maximum financing amount from $6.75 billion to $7.75 billion;

•	extended the maturity date of our Private Education Loan ABCP facility from June 2017 to June 2018, and closed on a new $2.0 billion Private Education Loan ABCP facility that matures in June 2020;

•	closed on four new Private Education Loan ABS repurchase facilities totaling $1.5 billion;

•	issued $1.4 billion in unsecured debt;

•	retired or repurchased $1.4 billion of our senior unsecured debt;

•	repurchased 29.6 million common shares for $440 million

•	paid $133 million in common dividends; and

•	acquired Duncan Solutions, a transportation revenue management company serving municipalities and toll authorities.

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

GAAP Statements of Income (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2017	2016	$	%	2017	2016	$	%
Interest income:
FFELP Loans	$681	$631	$50	8%	$1,979	$1,883	$96	5%
Private Education Loans	445	401	44	11	1,204	1,213	(9)	(1)
Other loans	2	2	—	—	12	5	7	140
Cash and investments	12	5	7	140	29	17	12	71

Total interest income	1,140	1,039	101	10	3,224	3,118	106	3
Total interest expense	785	627	158	25	2,178	1,791	387	22

Net interest income	355	412	(57)	(14)	1,046	1,327	(281)	(21)
Less: provisions for loan losses	105	106	(1)	(1)	317	327	(10)	(3)

Net interest income after provisions for loan losses	250	306	(56)	(18)	729	1,000	(271)	(27)
Other income (loss):
Servicing revenue	75	76	(1)	(1)	221	230	(9)	(4)
Asset recovery and business processing revenue	157	97	60	62	367	288	79	27
Other income (loss)	4	—	4	100	3	(36)	39	108
Gains on sales of loans and investments	3	—	3	100	3	—	3	100
Gains (losses) on debt repurchases	(1)	1	(2)	(200)	(1)	1	(2)	(200)
Gains (losses) on derivative and hedging activities, net	25	137	(112)	(82)	(16)	111	(127)	(114)

Total other income	263	311	(48)	(15)	577	594	(17)	(3)
Expenses:
Operating expenses	238	228	10	4	707	706	1	—
Goodwill and acquired intangible asset impairment and amortization expense	6	12	(6)	(50)	17	22	(5)	(23)

Total expenses	244	240	4	2	724	728	(4)	(1)

Income before income tax expense	269	377	(108)	(29)	582	866	(284)	(33)
Income tax expense	93	147	(54)	(37)	206	331	(125)	(38)

Net income attributable to Navient Corporation	$176	$230	$(54)	(23)%	$376	$535	$(159)	(30)%

Basic earnings per common share attributable to Navient Corporation	$.65	$.74	$(.09)	(12)%	$1.35	$1.65	$(.30)	(18)%

Diluted earnings per common share attributable to Navient Corporation	$.64	$.73	$(.09)	(12)%	$1.32	$1.63	$(.31)	(19)%

Dividends per common share attributable to Navient Corporation	$.16	$.16	$—	—%	$.48	$.48	$—	—%

Consolidated Earnings Summary — GAAP basis

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

For the three months ended September 30, 2017, net income was $176 million, or $0.64 diluted earnings per common share, compared with net income of $230 million, or $0.73 diluted earnings per common share, for the three months ended September 30, 2016. The decrease in net income was primarily due to a $57 million decrease in net interest income, a $112 million decrease in net gains on derivative and hedging activities and a $10 million increase in operating expenses. This was partially offset by a $60 million increase in asset recovery and business processing revenue and a lower effective tax rate.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•	Net interest income decreased by $57 million primarily as a result of a decrease in the FFELP Loan net interest margin. Related to our entire education loan portfolio, there was a net $28 million decrease in net interest income due to a cumulative adjustment related to an increase in prepayment speed assumptions used to amortize loan premiums and discounts. The $28 million net cumulative adjustment is comprised of a $34 million acceleration of premium (expense) in the FFELP Loan portfolio and a $6 million acceleration of discount (revenue) in the Private Education Loan portfolio.

•	Asset recovery and business processing revenue increased $60 million primarily due to the recognition of $47 million of previously deferred asset recovery revenue, net of a reserve, related to loans for which the Company performs default aversion services. In connection with providing these services, a fee is received when a loan is initially placed with us and we provide the services for the remaining life of the loan for no additional fee. As a result, in accordance with GAAP, the fee was deferred net of estimated rebates, and recognized as revenue as it was earned over the expected lives of the related loans. In the third quarter of 2017, the Company was notified that it would no longer perform these services after 2017 due to the termination of the related contract as of December 31, 2017. In accordance with GAAP, we recognized this previously deferred revenue during the three-month period ended September 30, 2017 to reflect a shortened period over which it is expected to be earned.

•	Net gains on derivative and hedging activities decreased $112 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•	The effective tax rates for the third quarters of 2017 and 2016 were 35 percent and 39 percent, respectively. The decrease in effective tax rate was primarily driven by changes in our state effective tax rate.

•	Third-quarter 2017 and 2016 expenses included regulatory-related costs of $3 million and $6 million, respectively. Excluding these regulatory-related costs, operating expenses were $235 million in third-quarter 2017, a $13 million increase from third-quarter 2016. This increase was primarily due to an increase in operating costs related to Duncan Solutions which was acquired in July 2017.

We repurchased 11.3 million and 14.3 million shares of our common stock during the three months ended September 30, 2017 and 2016, respectively, as part of our common share repurchase programs. As a result, our average outstanding diluted shares decreased by 42 million common shares (or 13 percent) from the year-ago quarter.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017, net income was $376 million, or $1.32 diluted earnings per common share, compared with net income of $535 million, or $1.63 diluted earnings per common share, for the nine months ended September 30, 2016. The decrease in net income was primarily due to a $281 million decrease in net interest income and a $127 million decrease in net gains on derivative and hedging activities. This was partially offset by a $10 million decrease in the provision for loan losses, a $79 million increase in asset recovery and business processing revenue and a $39 million increase in other income.

The primary contributors to each of the identified drivers of changes in net income for the current nine-month period compared with the year-ago period are as follows:

•	Net interest income decreased by $281 million, primarily as a result of the amortization of the education loan balance and a decline in the net interest margin. The decline in net interest margin was primarily due to higher funding credit spreads, a reduction in floor income and the $28 million cumulative adjustment related to an increase in prepayment speed assumptions used to amortize loan premiums and discounts, as previously discussed.

•	Provisions for loan losses decreased $10 million from the year-ago period, primarily related to the provision for Private Education Loan losses. The provision for Private Education Loan losses was $285 million for the nine months ended September 30, 2017, down $11 million from the year-ago period. Excluding the $3.0 billion of Private Education Loans acquired in June 2017, there was a 12 percent decrease in Private Education Loans outstanding, a $29 million reduction in charge-offs and a $379 million reduction in delinquent loans compared to the year-ago period. These factors led to decreases in expected future charge-offs and the decrease in provision. See “Note 1 — Significant Accounting Policies — Education Loan Interest Income and Allowance for Loan Losses” for a discussion of our allowance for loan losses accounting policy related to the $3.0 billion of Private Education Loans purchased in June 2017. As of September 30, 2017, there was no allowance for loan losses recorded and there has been no provision for loan losses recorded in 2017 related to this $3.0 billion portfolio.

•	Asset recovery and business processing revenue increased $79 million primarily due to the recognition of $47 million of previously deferred asset recovery revenue as discussed above. In addition, there was a general increase in both education and non-education related revenue.

•	Other income increased $39 million primarily due to a decrease in foreign currency translation losses. The foreign currency translation gains (losses) relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains (losses) are partially offset by the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•	Net gains on derivative and hedging activities decreased $127 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•	The effective tax rates for the nine months ended September 30, 2017 and 2016 were 35 percent and 38 percent, respectively. The decrease in effective tax rate was primarily driven by net excess tax benefits related to stock-based incentive payments recognized in the current period and by changes in our state effective tax rate.

•	In the first nine months of 2017 and 2016, we recorded regulatory-related costs of $11 million and $14 million, respectively. Excluding these regulatory-related costs, operating expenses were $696 million, a $4 million increase from the year-ago period.

We repurchased 29.6 million and 47.1 million shares of our common stock during the nine months ended September 30, 2017 and 2016, respectively, as part of our common share repurchase programs. As a result, our average outstanding diluted shares decreased by 44 million common shares (or 13 percent) from the year-ago period.

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

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage our business segments because “Core Earnings” reflect adjustments to GAAP financial results for three items, discussed below, that are either related to the Spin-Off or create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the three items we remove to result in our “Core Earnings” presentations are:

1.	Unrealized mark-to-market gains/losses resulting from our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness;

2.	The accounting for goodwill and acquired intangible assets; and

3.	The financial results attributable to the operations of SLM BankCo prior to the Spin-Off and related restructuring and reorganization expense incurred in connection with the Spin-Off, including the restructuring expenses related to the restructuring initiative launched in second-quarter 2015 to simplify and streamline the Company’s management structure post-Spin-Off. For GAAP purposes, Navient reflected the deemed distribution of SLM BankCo on April 30, 2014. For “Core Earnings,” we exclude the consumer banking business (SLM BankCo) as if it had never been a part of Navient’s historical results prior to the deemed distribution of SLM BankCo on April 30, 2014. There are no adjustments related to this for the periods presented in this Form 10-Q (see our 2016 Form 10-K for description of how earlier periods were impacted by this adjustment).

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

	Three Months Ended September 30, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$678	$445	$—	$—	$—	$1,123	$16	$(13)	$3	$1,126
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	9	1	—	2	—	12	—	—	—	12

Total interest income	687	446	—	4	—	1,137	16	(13)	3	1,140
Total interest expense	530	221	—	41	—	792	(5)	(2)	(7)	785

Net interest income (loss)	157	225	—	(37)	—	345	21	(11)	10	355
Less: provisions for loan losses	10	95	—	—	—	105	—	—	—	105

Net interest income (loss) after provisions for loan losses	147	130	—	(37)	—	240	21	(11)	10	250
Other income (loss):
Servicing revenue	14	3	144	—	(86)	75	—	—	—	75
Asset recovery and business processing revenue	—	—	157	—	—	157	—	—	—	157
Other income (loss)	—	—	—	3	—	3	(21)	47	26	29
Gains on sales of loans and investments	—	—	—	3	—	3	—	—	—	3
Losses on debt repurchases	—	—	—	(1)	—	(1)	—	—	—	(1)

Total other income (loss)	14	3	301	5	(86)	237	(21)	47	26	263
Expenses:
Direct operating expenses	88	39	135	7	(86)	183	—	—	—	183
Overhead expenses	—	—	—	55	—	55	—	—	—	55

Operating expenses	88	39	135	62	(86)	238	—	—	—	238
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	6	6	6

Total expenses	88	39	135	62	(86)	238	—	6	6	244

Income (loss) before income tax expense (benefit)	73	94	166	(94)	—	239	—	30	30	269
Income tax expense (benefit)(3)	27	34	61	(35)	—	87	—	6	6	93

Net income (loss)	$46	$60	$105	$(59)	$—	$152	$—	$24	$24	$176

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.
(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$10	$—	$10
Total other income (loss)	26	—	26
Goodwill and acquired intangible asset impairment and amortization	—	6	6

Total “Core Earnings” adjustments to GAAP	$36	$(6)	30

Income tax expense (benefit)			6

Net income (loss)			$24

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended September 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$617	$401	$—	$—	$—	$1,018	$28	$(14)	$14	$1,032
Other loans	—	—	—	2	—	2	—	—	—	2
Cash and investments	4	—	—	1	—	5	—	—	—	5

Total interest income	621	401	—	3	—	1,025	28	(14)	14	1,039
Total interest expense	413	178	—	29	—	620	7	—	7	627

Net interest income (loss)	208	223	—	(26)	—	405	21	(14)	7	412
Less: provisions for loan losses	13	92	—	1	—	106	—	—	—	106

Net interest income (loss) after provisions for loan losses	195	131	—	(27)	—	299	21	(14)	7	306
Other income (loss):
Servicing revenue	13	4	155	—	(96)	76	—	—	—	76
Asset recovery and business processing revenue	—	—	97	—	—	97	—	—	—	97
Other income (loss)	—	—	—	5	—	5	(21)	153	132	137
Gains on debt repurchases	—	—	—	1	—	1	—	—	—	1

Total other income (loss)	13	4	252	6	(96)	179	(21)	153	132	311
Expenses:
Direct operating expenses	99	40	124	10	(96)	177	—	—	—	177
Overhead expenses	—	—	—	51	—	51	—	—	—	51

Operating expenses	99	40	124	61	(96)	228	—	—	—	228
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	12	12	12

Total expenses	99	40	124	61	(96)	228	—	12	12	240
Income (loss) before income tax expense (benefit)	109	95	128	(82)	—	250	—	127	127	377
Income tax expense (benefit)(3)	40	35	47	(29)	—	93	—	54	54	147

Net income (loss)	$69	$60	$81	$(53)	$—	$157	$—	$73	$73	$230

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.
(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2016
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$7	$—	$7
Total other income (loss)	132	—	132
Goodwill and acquired intangible asset impairment and amortization	—	12	12

Total “Core Earnings” adjustments to GAAP	$139	$(12)	127

Income tax expense (benefit)			54

Net income (loss)			$73

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$1,966	$1,204	$—	$—	$—	$3,170	$54	$(41)	$13	$3,183
Other loans	—	—	—	12	—	12	—	—	—	12
Cash and investments	20	3	—	6	—	29	—	—	—	29

Total interest income	1,986	1,207	—	18	—	3,211	54	(41)	13	3,224
Total interest expense	1,481	601	—	107	—	2,189	(3)	(8)	(11)	2,178

Net interest income (loss)	505	606	—	(89)	—	1,022	57	(33)	24	1,046
Less: provisions for loan losses	30	285	—	2	—	317	—	—	—	317

Net interest income (loss) after provisions for loan losses	475	321	—	(91)	—	705	57	(33)	24	729
Other income (loss):
Servicing revenue	40	7	438	—	(264)	221	—	—	—	221
Asset recovery and business processing revenue	—	—	367	—	—	367	—	—	—	367
Other income (loss)	—	—	2	11	—	13	(57)	31	(26)	(13)
Gains on sales of loans and investments	—	—	—	3	—	3	—	—	—	3
Losses on debt repurchases	—	—	—	(1)	—	(1)	—	—	—	(1)

Total other income (loss)	40	7	807	13	(264)	603	(57)	31	(26)	577
Expenses:
Direct operating expenses	272	117	391	18	(264)	534	—	—	—	534
Overhead expenses	—	—	—	173	—	173	—	—	—	173

Operating expenses	272	117	391	191	(264)	707	—	—	—	707
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	17	17	17

Total expenses	272	117	391	191	(264)	707	—	17	17	724

Income (loss) before income tax expense (benefit)	243	211	416	(269)	—	601	—	(19)	(19)	582
Income tax expense (benefit)(3)	88	77	152	(98)	—	219	—	(13)	(13)	206

Net income (loss)	$155	$134	$264	$(171)	$—	$382	$—	$(6)	$(6)	$376

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.
(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$24	$—	$24
Total other income (loss)	(26)	—	(26)
Goodwill and acquired intangible asset impairment and amortization	—	17	17

Total “Core Earnings” adjustments to GAAP	$(2)	$(17)	(19)

Income tax expense (benefit)			(13)

Net income (loss)			$(6)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Education loans	$1,760	$1,213	$—	$—	$—	$2,973	$222	$(99)	$123	$3,096
Other loans	—	—	—	5	—	5	—	—	—	5
Cash and investments	12	2	—	3	—	17	—	—	—	17

Total interest income	1,772	1,215	—	8	—	2,995	222	(99)	123	3,118
Total interest expense	1,159	522	—	85	—	1,766	25	—	25	1,791

Net interest income (loss)	613	693	—	(77)	—	1,229	197	(99)	98	1,327
Less: provisions for loan losses	30	296	—	1	—	327	—	—	—	327

Net interest income (loss) after provisions for loan losses	583	397	—	(78)	—	902	197	(99)	98	1,000
Other income (loss):
Servicing revenue	45	11	470	—	(296)	230	—	—	—	230
Asset recovery and business processing revenue	—	—	288	—	—	288	—	—	—	288
Other income (loss)	—	—	2	10	—	12	(197)	260	63	75
Gains on debt repurchases	—	—	—	1	—	1	—	—	—	1

Total other income (loss)	45	11	760	11	(296)	531	(197)	260	63	594
Expenses:
Direct operating expenses	305	124	383	22	(296)	538	—	—	—	538
Overhead expenses	—	—	—	168	—	168	—	—	—	168

Operating expenses	305	124	383	190	(296)	706	—	—	—	706
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	22	22	22

Total expenses	305	124	383	190	(296)	706	—	22	22	728

Income (loss) before income tax expense (benefit)	323	284	377	(257)	—	727	—	139	139	866
Income tax expense (benefit)(3)	120	105	140	(96)	—	269	—	62	62	331

Net income (loss)	$203	$179	$237	$(161)	$—	$458	$—	$77	$77	$535

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.
(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2016
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$98	$—	$98
Total other income (loss)	63	—	63
Goodwill and acquired intangible asset impairment and amortization	—	22	22

Total “Core Earnings” adjustments to GAAP	$161	$(22)	139

Income tax expense (benefit)			62

Net income (loss)			$77

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Differences between “Core Earnings” and GAAP

The following discussion summarizes the differences between “Core Earnings” and GAAP net income and details each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
“Core Earnings” net income attributable to Navient Corporation	$152	$157	$382	$458
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting	36	139	(2)	161
Net impact of goodwill and acquired intangible assets	(6)	(12)	(17)	(22)
Net tax effect	(6)	(54)	13	(62)

Total “Core Earnings” adjustments to GAAP	24	73	(6)	77

GAAP net income attributable to Navient Corporation	$176	$230	$376	$535

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

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$25	$137	$(16)	$111
Plus: Realized losses on derivative and hedging activities, net(1)	21	21	57	197

Unrealized gains on derivative and hedging activities, net(2)	46	158	41	308
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(13)	(14)	(41)	(99)
Other derivative accounting adjustments(3)	3	(5)	(2)	(48)

Total net impact of derivative accounting(4)	$36	$139	$(2)	$161

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Floor Income Contracts	$31	$112	$97	$147
Basis swaps	6	(3)	(9)	4
Foreign currency hedges	(1)	37	(20)	126
Other	10	12	(27)	31

Total unrealized gains on derivative and hedging activities, net	$46	$158	$41	$308

(3)	Other derivative accounting adjustments consist of adjustments related to: (1) foreign currency denominated debt that is adjusted to spot foreign exchange rates for GAAP where such adjustments are reversed for “Core Earnings” and (2) certain terminated derivatives that did not receive hedge accounting treatment under GAAP but were economic hedges under “Core Earnings” and, as a result, such gains or losses are amortized into “Core Earnings” over the life of the hedged item.

(4)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(16)	$(28)	$(54)	$(222)
Net settlement income on interest rate swaps reclassified to net interest income	(5)	7	(3)	25

Total reclassifications of realized losses on derivative and hedging activities	$(21)	$(21)	$(57)	$(197)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of September 30, 2017, derivative accounting has reduced GAAP equity by approximately $83 million as a result of cumulative net unrealized losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Beginning impact of derivative accounting on GAAP equity	$(115)	$(388)	$(90)	$(281)
Net impact of net unrealized gains (losses) under derivative accounting(1)	32	133	7	26

Ending impact of derivative accounting on GAAP equity	$(83)	$(255)	$(83)	$(255)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Total pre-tax net impact of derivative accounting recognized in net income(2)	$36	$139	$(2)	$161
Tax impact of derivative accounting adjustments recognized in net income	(13)	(52)	—	(60)
Change in unrealized gain (losses) on derivatives, net of tax recognized in other comprehensive income	9	46	9	(75)

Net impact of net unrealized gains (losses) under derivative accounting	$32	$133	$7	$26

(2)	See “‘Core Earnings’ derivative adjustments” table above.

Hedging FFELP Loan Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods. As of September 30, 2017, the remaining amortization term of the net floor premiums was approximately 4.8 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on the effective portion of these hedges are recorded in accumulated other comprehensive income and gains and losses on the ineffective portion are recorded immediately to earnings. Hedged Floor Income from these cash flow hedges that has not been recognized into “Core Earnings” and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in “Core Earnings” and GAAP in future periods and is presented net of tax. As of September 30, 2017, the remaining hedged period is approximately 5.1 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

(Dollars in millions)	September 30, 2017	September 30, 2016
Unamortized net Floor premiums (net of tax)	$(144)	$(130)
Unrecognized hedged Floor Income related to pay fixed interest rate swaps (net of tax)	(588)	(552)

Total(1)	$(732)	$(682)

(1)	$(1.2) billion and $(1.1) billion on a pre-tax basis as of September 30, 2017 and 2016, respectively.

3) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
“Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(6)	$(12)	$(17)	$(22)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
“Core Earnings” interest income:
FFELP Loans	$678	$617	10%	$1,966	$1,760	12%
Cash and investments	9	4	125	20	12	67

Total “Core Earnings” interest income	687	621	11	1,986	1,772	12
Total “Core Earnings” interest expense	530	413	28	1,481	1,159	28

Net “Core Earnings” interest income	157	208	(25)	505	613	(18)
Less: provision for loan losses	10	13	(23)	30	30	—

Net “Core Earnings” interest income after provision for loan losses	147	195	(25)	475	583	(19)
Servicing revenue	14	13	8	40	45	(11)
Direct operating expenses	88	99	(11)	272	305	(11)

Income before income tax expense	73	109	(33)	243	323	(25)
Income tax expense	27	40	(33)	88	120	(27)

“Core Earnings”	$46	$69	(33)%	$155	$203	(24)%

“Core Earnings” for the segment were $46 million in third-quarter 2017, compared with the year-ago quarter’s $69 million. This decrease was primarily the result of a $51 million decrease in net interest income resulting primarily from a decrease in net interest margin. $34 million of the decrease in net interest income was due to a cumulative adjustment related to an increase in prepayment speed assumptions used to amortize loan premiums. Operating expenses in this segment decreased by $11 million compared to the year-ago quarter.

“Core Earnings” key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
FFELP Loan spread	.79%	.96%	.85%	.93%
Net interest margin(1)	.71%	.87%	.76%	.84%
Provision for loan losses	$10	$13	$30	$30
Charge-offs	$10	$13	$36	$42
Charge-off rate	.05%	.07%	.07%	.08%
Total delinquency rate	12.2%	11.3%	12.2%	11.3%
Greater than 90-day delinquency rate	5.9%	6.8%	5.9%	6.8%
Forbearance rate	15.2%	12.7%	15.2%	12.7%

(1)	In the third quarter of 2017, there was a $34 million decrease in net interest income due to a cumulative adjustment related to an increase in prepayment speed assumptions used to amortize loan premiums. This cumulative adjustment lowered the FFELP Loan net interest margin by 15 basis points in the third quarter of 2017. Excluding the impact of this cumulative adjustment, the FFELP net interest margin would have been 0.86 percent in the third quarter of 2017.

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP basis FFELP Loan net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
“Core Earnings” basis FFELP Loan yield	3.72%	3.03%	3.53%	2.94%
Hedged Floor Income	.41	.25	.37	.28
Unhedged Floor Income	.05	.31	.09	.20
Consolidation Loan Rebate Fees	(.68)	(.65)	(.67)	(.65)
Repayment Borrower Benefits	(.11)	(.11)	(.11)	(.11)
Premium amortization	(.22)	(.15)	(.14)	(.15)

“Core Earnings” basis FFELP Loan net yield	3.17	2.68	3.07	2.51
“Core Earnings” basis FFELP Loan cost of funds	(2.38)	(1.72)	(2.22)	(1.58)

“Core Earnings” basis FFELP Loan spread	.79	.96	.85	.93
“Core Earnings” basis other interest-earning asset spread impact	(.08)	(.09)	(.09)	(.09)

“Core Earnings” basis FFELP Loan net interest margin(1)	.71%	.87%	.76%	.84%

“Core Earnings” basis FFELP Loan net interest margin(1)	.71%	.87%	.76%	.84%
Adjustment for GAAP accounting treatment(2)	.02	.05	.02	.16

GAAP basis FFELP Loan net interest margin(1)	.73%	.92%	.78%	1.00%

(1)	The average balances of our FFELP Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
FFELP Loans	$85,019	$91,502	$85,691	$93,700
Other interest-earning assets	3,159	3,418	3,281	3,537

Total FFELP Loan “Core Earnings” basis interest-earning assets	$88,178	$94,920	$88,972	$97,237

(2)	Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income, the reversal of the amortization of premiums received on Floor Income Contracts, and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Difference between ‘Core Earnings’ and GAAP” above.

In the third quarter of 2017, there was a $34 million decrease in net interest income due to a cumulative adjustment related to an increase in prepayment speed assumptions used to amortize loan premiums. This cumulative adjustment lowered the FFELP Loan net interest margin by 15 basis points in the third quarter of 2017. Excluding the impact of this cumulative adjustment, the FFELP Loan net interest margin would have been 0.86 percent on a “Core Earnings” basis and 0.88 percent on a GAAP basis in the third quarter of 2017. The FFELP Stafford Loan Constant Prepayment Rate (“CPR”) assumption was increased from 5 percent to 6 percent and the FFELP Consolidation Loan CPR assumption was increased from 3 percent to 4 percent. These CPR assumption increases were primarily a result of increased voluntary payoffs primarily due to an improving economy as well as increased third-party consolidation activity.

The Company acquired $523 million of FFELP Loans in third-quarter 2017. As of September 30, 2017, our FFELP Loan portfolio totaled $83.9 billion, comprised of $29.3 billion of FFELP Stafford Loans and $54.6 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of September 30, 2017 was 4.7 years and 7.9 years, respectively, assuming a CPR of 6 percent and 4 percent, respectively.

Floor Income

The following table analyzes on a “Core Earnings” basis the ability of the FFELP Loans in our portfolio to earn Floor Income after September 30, 2017 and 2016, based on interest rates as of those dates.

	September 30, 2017			September 30, 2016
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Education loans eligible to earn Floor Income	$73.8	$9.5	$83.3	$78.3	$10.7	$89.0
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(37.5)	(.7)	(38.2)	(40.5)	(.8)	(41.3)
Less: economically hedged Floor Income	(21.2)	—	(21.2)	(17.6)	—	(17.6)

Education loans eligible to earn Floor Income	$15.1	$8.8	$23.9	$20.2	$9.9	$30.1

Education loans earning Floor Income	$2.2	$.5	$2.7	$13.7	$1.2	$14.9

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period October 1, 2017 to December 31, 2022.

(Dollars in billions)	October 1, 2017 to December 31, 2017	2018	2019	2020	2021	2022
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$20.7	$24.1	$20.4	$17.6	$12.0	$2.2

Operating Expenses — FFELP Loans

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged by the Business Services segment and included in those amounts was $86 million and $96 million for the quarters ended September 30, 2017 and 2016, respectively, and $264 million and $296 million for the nine months ended September 30, 2017 and 2016, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 41 basis points and 43 basis points of average FFELP Loans in the quarters ended September 30, 2017 and 2016, respectively, and 42 basis points and 43 basis points of average FFELP Loans in the nine months ended September 30, 2017 and 2016, respectively. The decrease in operating expenses from the year-ago periods was primarily the result of the decrease in the balance of the portfolio.

Private Education Loans Segment

The following table includes “Core Earnings” results for our Private Education Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
“Core Earnings” interest income:
Private Education Loans	$445	$401	11%	$1,204	$1,213	(1)%
Cash and investments	1	—	100	3	2	50

Total “Core Earnings” interest income	446	401	11	1,207	1,215	(1)
Total “Core Earnings” interest expense	221	178	24	601	522	15

Net “Core Earnings” interest income	225	223	1	606	693	(13)
Less: provision for loan losses	95	92	3	285	296	(4)

Net “Core Earnings” interest income after provision for loan losses	130	131	(1)	321	397	(19)
Servicing revenue	3	4	(25)	7	11	(36)
Direct operating expenses	39	40	(3)	117	124	(6)

Income before income tax expense	94	95	(1)	211	284	(26)
Income tax expense	34	35	(3)	77	105	(27)

“Core Earnings”	$60	$60	—%	$134	$179	(25)%

“Core Earnings for the segment were $60 million in third-quarter 2017, unchanged from the year-ago quarter. “Core Earnings” key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Private Education Loan spread	3.79%	3.64%	3.53%	3.67%
Net interest margin(1)	3.57%	3.48%	3.34%	3.51%
Provision for loan losses	$95	$92	$285	$296
Charge-offs	$96	$112	$355	$383
Charge-off rate	1.6%	1.9%	2.1%	2.2%
Total delinquency rate(2)	5.7%	6.9%	5.7%	6.9%
Greater than 90-day delinquency rate(2)	2.6%	3.2%	2.6%	3.2%
Forbearance rate(2)	5.4%	4.0%	5.4%	4.0%
Loans in repayment with more than 12 payments made	95%	95%	95%	95%
Cosigner rate	65%	64%	65%	64%

(1)	In the third quarter of 2017, there was a $6 million increase in net interest income due to a cumulative adjustment related to an increase in prepayment speed assumptions used to amortize loan discounts. This cumulative adjustment increased the Private Education Loan net interest margin by 9 basis points in the third quarter of 2017. Excluding the impact of this cumulative adjustment, the Private Education Loan net interest margin would have been 3.48 percent in the third quarter of 2017.

(2)	Delinquencies, as of September 30, 2017, were impacted by $112 million of delinquent loans that were placed in forbearance due to the natural disasters that occurred in the third quarter of 2017.

Private Education Loan Net Interest Margin

The following table shows the “Core Earnings” basis Private Education Loan net interest margin along with reconciliation to the GAAP basis Private Education Loan net interest margin before provision for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
“Core Earnings” basis Private Education Loan yield	7.25%	6.38%	6.80%	6.30%
“Core Earnings” basis Private Education Loan cost of funds	(3.46)	(2.74)	(3.27)	(2.63)

“Core Earnings” basis Private Education Loan spread	3.79	3.64	3.53	3.67
“Core Earnings” basis other interest-earning asset spread impact	(.22)	(.16)	(.19)	(.16)

“Core Earnings” basis Private Education Loan net interest margin(1)	3.57%	3.48%	3.34%	3.51%

“Core Earnings” basis Private Education Loan net interest margin(1)	3.57%	3.48%	3.34%	3.51%
Adjustment for GAAP accounting treatment(2)	.07	(.04)	.04	(.06)

GAAP basis Private Education Loan net interest margin(1)	3.64%	3.44%	3.38%	3.45%

(1)	The average balances of our Private Education Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Private Education Loans	$24,348	$24,948	$23,657	$25,738
Other interest-earning assets	692	577	629	599

Total Private Education Loan “Core Earnings” basis interest-earning assets	$25,040	$25,525	$24,286	$26,337

(2)	Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Difference between ‘Core Earnings’ and GAAP” above.

In the third quarter of 2017, there was a $6 million increase in net interest income due to a cumulative adjustment related to an increase in prepayment speed assumptions used to amortize loan discounts. This cumulative adjustment increased the Private Education Loan net interest margin by 9 basis points in the third quarter of 2017. Excluding the impact of this cumulative adjustment, the Private Education Loan net interest margin would have been 3.48 percent on a “Core Earnings” basis and 3.55 percent on a GAAP basis in the third quarter of 2017. The CPR assumption was increased from 5 percent to 6 percent primarily as a result of increased voluntary payoffs primarily due to an improving economy as well as increased third-party consolidation activity.

The Company acquired $125 million of Private Education Loans in third-quarter 2017. As of September 30, 2017, our Private Education Loan portfolio totaled $23.4 billion. The weighted-average life of this portfolio as of September 30, 2017 was 6.3 years assuming a CPR of 6 percent.

Private Education Loan Provision for Loan Losses

In establishing the allowance for Private Education Loan losses as of September 30, 2017, we considered several factors with respect to our Private Education Loan portfolio. See “Note 1 — Significant Accounting Policies — Education Loan Interest Income and Allowance for Loan Losses” for a discussion of our allowance for loan losses accounting policy related to the $3.0 billion of Private Education Loans purchased in June 2017. As of September 30, 2017, there was no allowance for loan losses recorded related to this portfolio and there has been no provision for loan losses recorded in 2017. Excluding the $3.0 billion of Private Education Loans purchased in June 2017, there was a 12 percent decrease in Private Education Loans outstanding, total loan delinquencies of $1.2 billion were down $379 million from $1.5 billion in the year-ago quarter and loan delinquencies of 90 days or more decreased to $534 million, down $191 million from $725 million in the year-ago quarter. Charge-offs decreased to $95 million, down $17 million from $112 million in the year-ago quarter. Loans in forbearance increased to $1.2 billion, up $275 million from $941 million in the year-ago quarter primarily due to disaster relief forbearance granted in the quarter.

The provision for Private Education Loan losses was $95 million in the third quarter of 2017, relatively unchanged compared to $92 million in the year-ago quarter.

Operating Expenses — Private Education Loans Segment

Operating expenses for our Private Education Loans segment include costs incurred to service and collect on our Private Education Loan portfolio. Operating expenses were $39 million and $40 million for the quarters ended September 30, 2017 and 2016, respectively, and $117 million and $124 million for the nine months ended September 30, 2017 and 2016, respectively.

Business Services Segment

The following table includes “Core Earnings” results for our Business Services segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Net interest income	$—	$—	—%	$—	$—	—%
Servicing revenue:
Intercompany loan servicing	86	96	(10)	264	296	(11)
Third-party loan servicing	53	53	—	158	159	(1)
Guarantor servicing	5	6	(17)	16	15	7

Total servicing revenue	144	155	(7)	438	470	(7)
Asset recovery and business processing revenue	157	97	62	367	288	27
Other Business Services revenue	—	—	—	2	2	—

Total other income	301	252	19	807	760	6
Direct operating expenses	135	124	9	391	383	2

Income from continuing operations, before income tax expense	166	128	30	416	377	10
Income tax expense	61	47	30	152	140	9

“Core Earnings”	$105	$81	30%	$264	$237	11%

“Core Earnings” were $105 million in third-quarter 2017, compared with $81 million in the year-ago quarter. This increase was primarily due to the recognition of $47 million of previously deferred asset recovery revenue due to the termination of the related contract. Key segment metrics are as follows:

	As of September 30,
(Dollars in billions)	2017	2016
Number of accounts serviced for ED (in millions)	6.1	6.2
Total federal loans serviced	$296	$291
Contingent collections receivables inventory:
Education loans	$8.1	$10.0
Other	15.9	9.9

Total contingent collections receivables inventory	$24.0	$19.9

Revenues related to services performed on FFELP Loans accounted for 68 percent and 66 percent, respectively, of total Business Services segment revenues for the quarters ended September 30, 2017 and 2016, and 66 percent and 65 percent, respectively, of total Business Services segment revenues for the nine months ended September 30, 2017 and 2016.

Servicing Revenue

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $84 billion and $91 billion for the quarters ended September 30, 2017 and 2016, respectively, and $85 billion and $93 billion for the nine months ended September 30, 2017 and 2016, respectively. The decline in the intercompany loan servicing revenue from the year-ago periods was due to the decline in the average balance of FFELP Loans serviced.

The Company services education loans for approximately 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.1 million customer accounts under the ED Servicing Contract as of September 30, 2017, compared with 6.2 million customer accounts serviced at September 30, 2016. Third-party loan servicing fees in the quarters ended September 30, 2017 and 2016 included $37 million and $38 million, respectively, of servicing revenue related to the ED Servicing Contract. On June 13, 2014, ED extended its servicing contract with us to service Direct Student Loan Program federal loans for five more years.

On April 4, 2016, ED published the first part of a two-part RFP related to a new servicing platform for the Direct Student Loan Program. However, in the third quarter of 2017, ED cancelled this solicitation. As of the date of this report, ED has not published any update to its plans for a new RFP.

Asset Recovery and Business Processing Revenue

Our asset recovery and business processing revenue consists of fees we receive for asset recovery of delinquent and defaulted debt on behalf of third-party clients performed on a contingent basis. Business processing revenue consists of fees we earn processing transactions on behalf of our municipal, public authority and hospital clients. Asset recovery and business processing revenue increased $60 million primarily due to the recognition of $47 million of previously deferred asset recovery revenue, net of a reserve, related to loans for which the Company performs default aversion services. In connection with providing these services, a fee is received when a loan is initially placed with us and we provide the services for the remaining life of the loan for no additional fee. As a result, in accordance with GAAP, the fee was deferred net of estimated rebates, and recognized as revenue as it was earned over the expected lives of the related loans. In the third quarter of 2017, the Company was notified that it would no longer perform these services after 2017 due to the termination of the related contract as of December 31, 2017. In accordance with GAAP, we recognized this previously deferred revenue during the three-month period ended September 30, 2017 to reflect a shortened period over which it is expected to be earned. The remaining increase in revenue is primarily related to Duncan Solutions, a transportation revenue management company serving municipalities and toll authorities, acquired by the Company in July 2017.

In December 2016, Great Lakes Higher Education Assistance Corp. (“Great Lakes”) assumed control of United Student Aid Funds, Inc. (“USAF”). As part of this transfer, Great Lakes terminated our contracts with USAF and Northwest Education Loan Association (“NELA”), effective as of December 31, 2017. At the same time, they notified us their intent to rebid the services we provided for USAF, NELA and Great Lakes. In the third quarter of 2017, we agreed to a new contract with Great Lakes to provide asset recovery and portfolio management services to Great Lakes on the combined, Great Lakes, USAF and NELA portfolios. Also, in the third quarter of 2017, we learned that we would not continue to provide guarantor services to these entities which resulted in the recognition of $47 million of previously deferred revenue discussed above.

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

Separately, we had submitted a response to ED’s RFP in relation to a new contract for similar services. On December 9, 2016, Navient was informed by ED that neither of our subsidiaries, Pioneer nor General Revenue Corporation (“GRC”), was awarded a contract to perform collections and loan rehabilitation services for federal student loan borrowers. In December 2016, both Pioneer and GRC filed bid protests with the GAO. GRC’s bid protest was dismissed in part in January 2017 and GRC filed a supplemental protest. GRC’s protest was sustained on March 27, 2017. Pioneer’s bid protest with the GAO was dismissed from the GAO on March 30, 2017 based upon overlapping jurisdiction. Pioneer filed a substantially similar complaint with the COFC on April 11, 2017. Pioneer and GRC are subject to the same injunction discussed above. These matters are still outstanding.

Operating Expenses — Business Services Segment

Operating expenses for our Business Services segment primarily include costs incurred to service our FFELP Loan portfolio, third-party servicing and asset recovery and business processing costs, and other operating costs. The $11 million increase in operating expenses in the third quarter of 2017 compared with the year-ago quarter was primarily due to operating costs related to Duncan Solutions, which was acquired in July 2017.

Other Segment

The following table includes “Core Earnings” results of our Other segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
Net interest loss after provision for loan losses	$(37)	$(27)	37%	$(91)	$(78)	17%
Other income	3	5	(40)	11	10	10
Gains on sales of loans and investments	3	—	100	3	—	100
Gains (losses) on debt repurchases	(1)	1	(200)	(1)	1	(200)

Total other income	5	6	(17)	13	11	18
Direct operating expenses	7	10	(30)	18	22	(18)
Overhead expenses:
Corporate overhead	28	26	8	92	88	5
Unallocated information technology costs	27	25	8	81	80	1

Total overhead expenses	55	51	8	173	168	3

Total operating expenses	62	61	2	191	190	1

Loss before income tax benefit	(94)	(82)	15	(269)	(257)	5
Income tax benefit	(35)	(29)	21	(98)	(96)	2

“Core Earnings” (loss)	$(59)	$(53)	11%	$(171)	$(161)	6%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is primarily due to the net interest loss related to our corporate liquidity portfolio.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$85,019	3.17%	$91,502	2.74%	$85,691	3.09%	$93,700	2.68%
Private Education Loans	24,348	7.25	24,948	6.38	23,657	6.80	25,738	6.30
Other loans	85	8.40	89	9.80	151	10.81	75	9.07
Cash and investments	5,039	0.94	5,289	0.39	5,138	0.75	5,403	0.42

Total interest-earning assets	114,491	3.95%	121,828	3.39%	114,637	3.76%	124,916	3.33%

Non-interest-earning assets	3,792		3,817		3,910		3,897

Total assets	$118,283		$125,645		$118,547		$128,813

Average Liabilities and Equity
Short-term borrowings	$3,632	4.26%	$1,904	3.50%	$2,873	4.03%	$2,162	3.04%
Long-term borrowings	109,351	2.70	117,687	2.06	109,918	2.54	120,520	1.93

Total interest-bearing liabilities	112,983	2.75%	119,591	2.08%	112,791	2.58%	122,682	1.95%

Non-interest-bearing liabilities	1,770		2,366		2,143		2,393
Equity	3,530		3,688		3,613		3,738

Total liabilities and equity	$118,283		$125,645		$118,547		$128,813

Net interest margin		1.23%		1.35%		1.22%		1.42%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
Three Months Ended September 30, 2017 vs. 2016
Interest income	$101	$163	$(62)
Interest expense	158	192	(34)

Net interest income	$(57)	$(29)	$(28)

Nine Months Ended September 30, 2017 vs. 2016
Interest income	$106	$377	$(271)
Interest expense	387	541	(154)

Net interest income	$(281)	$(164)	$(117)

(1)	Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net — GAAP and “Core Earnings” Basis

	September 30, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$97	$—	$97	$57	$154
Grace, repayment and other(2)	28,805	54,383	83,188	24,837	108,025

Total, gross	28,902	54,383	83,285	24,894	108,179
Unamortized premium/(discount)	425	267	692	(954)	(262)
Receivable for partially charged-off loans	—	—	—	771	771
Allowance for loan losses	(36)	(25)	(61)	(1,287)	(1,348)

Total education loan portfolio	$29,291	$54,625	$83,916	$23,424	$107,340

% of total FFELP	35%	65%	100%
% of total	27%	51%	78%	22%	100%

	December 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$148	$—	$148	$104	$252
Grace, repayment and other(2)	31,700	55,070	86,770	24,229	110,999

Total, gross	31,848	55,070	86,918	24,333	111,251
Unamortized premium/(discount)	510	369	879	(457)	422
Receivable for partially charged-off loans	—	—	—	815	815
Allowance for loan losses	(39)	(28)	(67)	(1,351)	(1,418)

Total education loan portfolio	$32,319	$55,411	$87,730	$23,340	$111,070

% of total FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount) — GAAP and “Core Earnings” Basis

	Three Months Ended September 30, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$29,950	$55,069	$85,019	$24,348	$109,367
% of FFELP	35%	65%	100%
% of total	28%	50%	78%	22%	100%

	Three Months Ended September 30, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$34,134	$57,368	$91,502	$24,948	$116,450
% of FFELP	37%	63%	100%
% of total	29%	49%	78%	22%	100%

	Nine Months Ended September 30, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$30,928	$54,763	$85,691	$23,657	$109,348
% of FFELP	36%	64%	100%
% of total	28%	50%	78%	22%	100%

	Nine Months Ended September 30, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$35,292	$58,408	$93,700	$25,738	$119,438
% of FFELP	38%	62%	100%
% of total	29%	49%	78%	22%	100%

Education Loan Activity — GAAP and “Core Earnings” Basis

	Three Months Ended September 30, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$30,215	$55,925	$86,140	$24,223	$110,363
Acquisitions	240	267	507	125	632
Capitalized interest and premium/discount amortization	238	259	497	100	597
Consolidations to third parties	(620)	(692)	(1,312)	(185)	(1,497)
Repayments and other	(782)	(1,134)	(1,916)	(839)	(2,755)

Ending balance	$29,291	$54,625	$83,916	$23,424	$107,340

	Three Months Ended September 30, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$34,485	$58,036	$92,521	$24,741	$117,262
Acquisitions	316	280	596	66	662
Capitalized interest and premium/discount amortization	247	255	502	100	602
Consolidations to third parties	(727)	(673)	(1,400)	(118)	(1,518)
Repayments and other	(989)	(1,181)	(2,170)	(779)	(2,949)

Ending balance	$33,332	$56,717	$90,049	$24,010	$114,059

	Nine Months Ended September 30, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$32,319	$55,411	$87,730	$23,340	$111,070
Acquisitions	965	4,139	5,104	2,791	7,895
Capitalized interest and premium/discount amortization	709	760	1,469	277	1,746
Consolidations to third parties	(2,112)	(2,176)	(4,288)	(509)	(4,797)
Repayments and other	(2,590)	(3,509)	(6,099)	(2,475)	(8,574)

Ending balance	$29,291	$54,625	$83,916	$23,424	$107,340

	Nine Months Ended September 30, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$36,854	$59,548	$96,402	$26,394	$122,796
Acquisitions	926	1,824	2,750	95	2,845
Capitalized interest and premium/discount amortization	768	789	1,557	319	1,876
Consolidations to third parties	(2,139)	(1,761)	(3,900)	(373)	(4,273)
Repayments and other	(3,077)	(3,683)	(6,760)	(2,425)	(9,185)

Ending balance	$33,332	$56,717	$90,049	$24,010	$114,059

Education Loan Allowance for Loan Losses Activity — GAAP and “Core Earnings” Basis

	Three Months Ended September 30,
	2017			2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$61	$1,286	$1,347	$66	$1,410	$1,476
Less:
Charge-offs(1)	(10)	(96)	(106)	(13)	(112)	(125)
Loan sales	—	—	—	—	—	—
Plus:
Provision for loan losses	10	95	105	13	92	105
Reclassification of interest reserve(2)	—	2	2	—	2	2

Ending balance	$61	$1,287	$1,348	$66	$1,392	$1,458

Percent of total	5%	95%	100%	5%	95%	100%

Troubled debt restructuring(3)	$—	$10,539	$10,539	$—	$10,785	$10,785

	Nine Months Ended September 30,
	2017			2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$67	$1,351	$1,418	$78	$1,471	$1,549
Less:
Charge-offs(1)	(36)	(355)	(391)	(42)	(383)	(425)
Loan sales	—	—	—	—	—	—
Plus:
Provision for loan losses	30	285	315	30	296	326
Reclassification of interest reserve(2)	—	6	6	—	8	8

Ending balance	$61	$1,287	$1,348	$66	$1,392	$1,458

Percent of total	5%	95%	100%	5%	95%	100%

Troubled debt restructuring(3)	$—	$10,539	$10,539	$—	$10,785	$10,785

(1)	Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Represents the recorded investment of loans classified as troubled debt restructuring.

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	FFELP Loan Delinquencies
	September 30,
	2017		2016
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,199		$6,482
Loans in forbearance(2)	11,866		10,516
Loans in repayment and percentage of each status:
Loans current	58,172	87.8%	64,023	88.7%
Loans delinquent 31-60 days(3)	2,565	3.9	2,459	3.4
Loans delinquent 61-90 days(3)	1,566	2.4	817	1.1
Loans delinquent greater than 90 days(3)	3,917	5.9	4,904	6.8

Total FFELP Loans in repayment	66,220	100%	72,203	100%

Total FFELP Loans, gross	83,285		89,201
FFELP Loan unamortized premium	692		914

Total FFELP Loans	83,977		90,115
FFELP Loan allowance for losses	(61)		(66)

FFELP Loans, net	$83,916		$90,049

Percentage of FFELP Loans in repayment		79.5%		80.9%

Delinquencies as a percentage of FFELP Loans in repayment		12.2%		11.3%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.2%		12.7%

(1)	Loans for customers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for customers who have requested and qualify for other permitted program deferments such as military, unemployment, or economic hardships.

(2)	Loans for customers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making payments due to hardship or other factors such as disaster relief.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP and “Core Earnings” Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Allowance at beginning of period	$61	$66	$67	$78
Provision for FFELP Loan losses	10	13	30	30
Charge-offs	(10)	(13)	(36)	(42)

Allowance at end of period	$61	$66	$61	$66

Charge-offs as a percentage of average loans in repayment (annualized)	.05%	.07%	.07%	.08%
Allowance coverage of charge-offs (annualized)	1.7	1.2	1.3	1.2
Allowance as a percentage of ending total loans, gross	.07%	.07%	.07%	.07%
Allowance as a percentage of ending loans in repayment	.09%	.09%	.09%	.09%
Ending total loans, gross	$83,285	$89,201	$83,285	$89,201
Average loans in repayment	$68,168	$72,927	$68,791	$73,200
Ending loans in repayment	$66,220	$72,203	$66,220	$72,203

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	Private Education Loan Delinquencies
	September 30,
	2017		2016
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,174		$1,539
Loans in forbearance(2)	1,272		941
Loans in repayment and percentage of each status:
Loans current	21,154	94.3%	21,010	93.1%
Loans delinquent 31-60 days(3)	430	1.9	507	2.3
Loans delinquent 61-90 days(3)	277	1.2	314	1.4
Loans delinquent greater than 90 days(3)	587	2.6	725	3.2

Total Private Education Loans in repayment	22,448	100%	22,556	100%

Total Private Education Loans, gross	24,894		25,036
Private Education Loan unamortized discount	(954)		(462)

Total Private Education Loans	23,940		24,574
Private Education Loan receivable for partially charged-off loans	771		828
Private Education Loan allowance for losses	(1,287)		(1,392)

Private Education Loans, net	$23,424		$24,010

Percentage of Private Education Loans in repayment		90.2%		90.1%

Delinquencies as a percentage of Private Education Loans in repayment		5.7%		6.9%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.4%		4.0%

Loans in repayment with more than 12 payments made		95%		95%

Percentage of Private Education Loans with a cosigner		65%		64%

(1)	Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors such as disaster relief, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses — GAAP and “Core Earnings” Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Allowance at beginning of period	$1,286	$1,410	$1,351	$1,471
Provision for Private Education Loan losses	95	92	285	296
Charge-offs(1)	(96)	(112)	(355)	(383)
Reclassification of interest reserve(2)	2	2	6	8

Allowance at end of period	$1,287	$1,392	$1,287	$1,392

Charge-offs as a percentage of average loans in repayment (annualized)	1.6%	1.9%	2.1%	2.2%
Allowance coverage of net charge-offs (annualized)	3.4	3.1	2.7	2.7
Allowance as a percentage of ending total loans(3)	5.0%	5.4%	5.0%	5.4%
Allowance as a percentage of ending loans in repayment(3)	5.7%	6.2%	5.7%	6.2%
Ending total loans(4)	$25,665	$25,864	$25,665	$25,864
Average loans in repayment	$23,112	$22,959	$22,180	$23,564
Ending loans in repayment	$22,448	$22,556	$22,448	$22,556

(1)	Charge-offs are reported net of expected recoveries. The expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	We acquired $3.0 billion of Private Education Loans in June 2017 accounted for as either Purchased Credit Impaired Loans or Purchased Non-Credit Impaired Loans. The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of September 30, 2017. The Purchased Non-Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the Private Education Loans of $405 million as of September 30, 2017 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of September 30, 2017. As a result, excluding the $3.0 billion of loans acquired in June 2017, the allowance as a percentage of the ending total loan balance and the allowance as a percentage of the ending loans in repayment would be 5.7 percent and 6.5 percent as of September 30, 2017, respectively.

(4)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

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

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Receivable at beginning of period	$784	$847	$815	$881
Expected future recoveries of current period defaults(1)	24	28	88	96
Recoveries(2)	(37)	(44)	(121)	(140)
Charge-offs(3)	—	(3)	(11)	(9)

Receivable at end of period	$771	$828	$771	$828

(1)	Represents our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)	Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

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

At September 30, 2017, loans in forbearance status as a percentage of loans in repayment and forbearance were 16.3 percent for loans that have made less than 25 monthly payments. The percentage drops to 3.4 percent for loans that have made more than 48 monthly payments.

At September 30, 2017, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 7.5 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.6 percent for loans that have made more than 48 monthly payments.

For the three months ended September 30, 2017, charge-offs as a percentage of loans in repayment were 6.0 percent for loans that have made less than 25 monthly payments. The percentage drops to 0.8 percent for loans that have made more than 48 monthly payments.

GAAP and “Core Earnings” Basis:

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
September 30, 2017	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$1,174	$1,174
Loans in forbearance	265	129	141	153	584	—	1,272
Loans in repayment — current	925	815	1,241	2,041	16,132	—	21,154
Loans in repayment — delinquent 31-60 days	36	34	44	60	256	—	430
Loans in repayment — delinquent 61-90 days	32	28	32	42	143	—	277
Loans in repayment — delinquent greater than 90 days	85	66	83	92	261	—	587

Total	$1,343	$1,072	$1,541	$2,388	$17,376	$1,174	24,894

Unamortized discount							(954)
Receivable for partially charged-off loans							771
Allowance for loan losses							(1,287)

Total Private Education Loans, net							$23,424

Loans in forbearance as a percentage of loans in repayment and forbearance	19.7%	12.0%	9.1%	6.4%	3.4%	—%	5.4%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	7.9%	7.0%	5.9%	4.1%	1.6%	—%	2.6%

Charge-offs as a percentage of loans in repayment	6.9%	5.0%	3.7%	2.3%	.8%	—%	1.6%

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in Repayment
September 30, 2016	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$1,539	$1,539
Loans in forbearance	292	122	121	118	288	—	941
Loans in repayment — current	802	1,110	1,874	2,814	14,410	—	21,010
Loans in repayment — delinquent 31-60 days	62	56	71	81	237	—	507
Loans in repayment — delinquent 61-90 days	51	41	48	47	127	—	314
Loans in repayment — delinquent greater than 90 days	141	101	120	112	251	—	725

Total	$1,348	$1,430	$2,234	$3,172	$15,313	$1,539	25,036

Unamortized discount							(462)
Receivable for partially charged-off loans							828
Allowance for loan losses							(1,392)

Total Private Education Loans, net							$24,010

Loans in forbearance as a percentage of loans in repayment and forbearance	21.7%	8.5%	5.4%	3.7%	1.9%	—%	4.0%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	13.3%	7.7%	5.7%	3.7%	1.7%	—%	3.2%

Charge-offs as a percentage of loans in repayment	10.9%	4.6%	3.2%	1.9%	.8%	—%	1.9%

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of September 30, 2017.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$19,027	$2,937	$484	$22,448
$ in total	$21,128	$3,241	$525	$24,894
Payment method by enrollment status:

In-school/grace	Deferred(1)	Deferred(1), interest- only or fixed $25/month	Interest- only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. As of September 30, 2017 and 2016, customers in repayment owing approximately $0.5 billion (2 percent of loans in repayment) and $1.0 billion (4 percent of loans in repayment), respectively, were enrolled in the interest-only program.

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

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt that totaled $13.8 billion at September 30, 2017. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $1.4 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($914 million in the nine months ended September 30, 2017), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional secured loan facilities or additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

With the planned acquisition of Earnest anticipated to close in the fourth quarter 2017, we will be originating refinanced Private Education Loans. We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases will be part of our ongoing liquidity needs. Effective October 4, 2017, Navient suspended its remaining share repurchase program through year-end 2018 to allocate capital towards growing the education lending business and building book value.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	September 30, 2017	December 31, 2016
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,251	$1,256
Unencumbered FFELP Loans	553	359

Total GAAP and “Core Earnings” basis	$1,804	$1,615

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,158	$1,264	$1,194	$1,236
Unencumbered FFELP Loans	1,134	1,068	988	1,037

Total GAAP and “Core Earnings” basis	$2,292	$2,332	$2,182	$2,273

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of September 30, 2017 and 2016, the maximum additional capacity under these facilities was $3.0 billion and $3.6 billion, respectively. For the three months ended September 30, 2017 and 2016, the average maximum additional capacity under these facilities was $2.6 billion and $3.4 billion, respectively. For the nine months ended September 30, 2017 and 2016, the average maximum additional capacity under these facilities was $2.7 billion and $2.3 billion, respectively.

In addition to the FFELP Loan-other facilities, liquidity may also be available from our Private Education Loan asset-backed commercial paper (“ABCP”) facilities. This maximum financing amount is $2.75 billion. At September 30, 2017, the available capacity under these facilities was $181 million. Borrowing under these facilities will vary and is subject to the availability of qualifying collateral from unencumbered Private Education Loans and the other terms and conditions set forth in the agreements.

At September 30, 2017, we had a total of $6.4 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $3.0 billion of our unencumbered tangible assets of which $2.4 billion and $0.6 billion related to Private Education Loans and FFELP Loans, respectively. In addition, as of September 30, 2017, we had $10.6 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). In fourth-quarter 2015, we closed on a $550 million Private Education Loan ABS Repurchase Facility and in the second-quarter 2016, we closed on a second $478 million Private Education Loan ABS Repurchase Facility. In second-quarter 2017, we closed on two additional Private Education Loan ABS Repurchase Facilities totaling $1.2 billion, and in third-quarter 2017, we closed on two Private Education Loan ABS Repurchase Facilities totaling $343 million. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

For further discussion of our various sources of liquidity, our access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6 — Borrowings” in our Annual Report on Form 10-K for the year ended December 31, 2016.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	September 30, 2017	December 31, 2016
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.7	$4.7
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	5.9	6.1
Tangible unencumbered assets(1)	6.4	6.8
Senior unsecured debt	(13.7)	(13.7)
Mark-to-market on unsecured hedged debt(2)	(.4)	(.4)
Other liabilities, net	(.1)	(.4)

Total tangible equity — GAAP Basis	$2.8	$3.1

(1)	At September 30, 2017 and December 31, 2016, excludes goodwill and acquired intangible assets, net, of $727 million and $670 million, respectively.

(2)	At September 30, 2017 and December 31, 2016, there were $309 million and $403 million, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

Financing Transactions during the Nine Months Ended September 30, 2017

During the nine months ended September 30, 2017, Navient issued $5.0 billion in FFELP ABS and $1.4 billion in unsecured debt.

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

In the second-quarter 2017, Navient closed on two Private Education Loan repurchase facilities totaling $1.2 billion, and in the third-quarter 2017, Navient closed on two additional Private Education Loan repurchase facilities totaling $343 million.

Shareholder Distributions

In the nine months ended September 30, 2017, we paid three quarterly common stock dividends of $0.16 per share.

We repurchased 29.6 million shares of common stock for $440 million in the nine months ended September 30, 2017. The shares were repurchased under our previously disclosed $600 million share repurchase program. Effective October 4, 2017, Navient suspended its remaining share repurchase program through year-end 2018 to allocate capital towards growing the education lending business and building book value. Since the Spin-Off, we repurchased 167 million shares.

Recent Fourth-Quarter 2017 Financing Transactions

In October 2017, we issued $662 million in Private Education Loan ABS.

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

We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rate and foreign exchange rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties. See “Note 7 — Derivative Financial Instruments” in our 2016 Form 10-K for more information on the amount of cash that has been received and delivered to derivative counterparties.

The table below highlights exposure related to our derivative counterparties at September 30, 2017.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$89	$50
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	82%	1%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	17%	0%

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings as of September 30, 2017 and December 31, 2016, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three and nine months ended September 30, 2017 and 2016. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2).

Ending Balances

	September 30, 2017			December 31, 2016
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,390	$12,366	$13,756	$717	$13,029	$13,746

Total unsecured borrowings	1,390	12,366	13,756	717	13,029	13,746
Secured borrowings:
FFELP Loan securitizations	—	72,674	72,674	—	73,522	73,522
Private Education Loan securitizations(1)	686	12,575	13,261	548	14,125	14,673
FFELP Loan — other facilities	—	9,140	9,140	—	12,443	12,443
Private Education Loan — other facilities	687	1,778	2,465	464	—	464
Other(2)	482	—	482	606	—	606

Total secured borrowings	1,855	96,167	98,022	1,618	100,090	101,708

“Core Earnings” basis borrowings	3,245	108,533	111,778	2,335	113,119	115,454
Adjustment for GAAP accounting treatment	36	24	60	(1)	(751)	(752)

GAAP basis borrowings	$3,281	$108,557	$111,838	$2,334	$112,368	$114,702

(1)	Includes $686 million and $548 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Repurchase Facilities”) as of September 30, 2017 and December 31, 2016, respectively. Includes $1.3 billion and $475 million of long-term debt related to the Repurchase Facilities as of September 30, 2017 and December 31, 2016, respectively.

(2)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures, which includes $70 million and $193 million of securities re-pledged subject to an overnight repurchase transaction as of September 30, 2017 and December 31, 2016, respectively.

Secured borrowings comprised 88 percent of our “Core Earnings” basis debt outstanding at September 30, 2017 and December 31, 2016.

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$14,249	5.49%	$14,171	4.50%	$14,081	5.24%	$14,199	4.38%

Total unsecured borrowings	14,249	5.49	14,171	4.50	14,081	5.24	14,199	4.38
Secured borrowings:
FFELP Loan securitizations	72,721	2.21	74,966	1.61	72,858	2.07	75,779	1.48
Private Education Loan securitizations(1)	13,258	3.50	15,667	2.66	13,627	3.17	16,239	2.55
FFELP Loan — other facilities	9,846	2.15	13,968	1.32	10,483	1.92	15,376	1.21
Private Education Loan —other facilities	2,492	2.46	354	2.71	1,304	2.51	401	2.52
Other(2)	417	2.44	465	1.73	438	2.70	688	1.12

Total secured borrowings	98,734	2.39	105,420	1.73	98,710	2.22	108,483	1.60

“Core Earnings” basis borrowings	$112,983	2.78%	$119,591	2.06%	$112,791	2.59%	$122,682	1.92%

“Core Earnings” basis borrowings	$112,983	2.78%	$119,591	2.06%	$112,791	2.59%	$122,682	1.92%
Adjustment for GAAP accounting treatment	—	(.03)	—	.02	—	(.01)	—	.03

GAAP basis borrowings	$112,983	2.75%	$119,591	2.08%	$112,791	2.58%	$122,682	1.95%

(1)	Includes $1.7 billion and $1.0 billion of debt related to the Repurchase Facilities for the three months ended September 30, 2017 and 2016, respectively, and $1.3 billion and $839 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model, and derivative accounting can be found in our 2016 Form 10-K. There were no significant changes to these critical accounting policies during the first nine months of 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at September 30, 2017 and December 31, 2016, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings before unrealized gains (losses) on derivative and hedging activities, a sensitivity analysis was performed assuming the funding index increases 10 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. These earnings sensitivities are applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of September 30, 2017 Impact on Annual Earnings If:			As of September 30, 2016 Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(11)	$(5)	$(92)	$(48)	$(60)	$(102)
Unrealized gains (losses) on derivative and hedging activities	2	(135)	—	3	(205)	—

Increase (decrease) in income before taxes	$(9)	$(140)	$(92)	$(45)	$(265)	$(102)

Increase (decrease) in net income after taxes	$(6)	$(89)	$(58)	$(28)	$(167)	$(64)

Increase (decrease) in diluted earnings per common share	$(.02)	$(.33)	$(.22)	$(.09)	$(.54)	$(.21)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 10 basis points while holding the asset index constant. There is no sensitivity analysis related to the unrealized gains (losses) on derivative and hedging activities as part of this potential impact on earnings.

	At September 30, 2017
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$84,016	$(328)	—%	$(691)	(1)%
Private Education Loans	23,620	—	—	—	—
Other earning assets	4,930	—	—	—	—
Other assets	4,815	63	1	484	10

Total assets gain/(loss)	$117,381	$(265)	—%	$(207)	—%

Liabilities
Interest-bearing liabilities	$111,280	$(584)	(1)%	$(1,637)	(1)%
Other liabilities	1,697	224	13	1,064	63

Total liabilities (gain)/loss	$112,977	$(360)	—%	$(573)	(1)%

	At December 31, 2016
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$86,626	$(378)	—%	$(782)	(1)%
Private Education Loans	23,191	—	—	—	—
Other earning assets	5,203	—	—	—	—
Other assets	4,863	(34)	(1)	304	6

Total assets gain/(loss)	$119,883	$(412)	—%	$(478)	—%

Liabilities
Interest-bearing liabilities	$112,172	$(607)	(1)%	$(1,695)	(2)%
Other liabilities	2,711	155	6	980	36

Total liabilities (gain)/loss	$114,883	$(452)	—%	$(715)	(1)%

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

During the three and nine months ended September 30, 2017 and 2016, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of derivative contracts. The result of these hedging transactions was to fix the relative spread between the education loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our fixed rate assets being funded with variable rate liabilities. Both items will generally cause income to decrease when interest rates increase. In both 2017 and 2016, the loss of income is due to both items (i) and (ii) above. The decrease in the loss in 2017 as compared to 2016 was due to both the natural amortization of the FFELP loan portfolio as well as higher interest rates in third-quarter 2017 compared to third-quarter 2016, which resulted in a loss of unhedged Floor Income between the third quarter of 2016 and the third quarter of 2017. Item (ii) had a minor impact in both periods as the Company generally enters into derivative contracts as a part of its overall interest rate risk management strategy, match-funding its floating rate assets with variable rate debt and fixed rate assets with fixed rate debt.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in unrealized gains (losses) on derivative and hedging activities in 2017 and 2016 are primarily due to (1) the notional amount and remaining term of our derivative portfolio and related hedged debt and (2) the interest rate environment. As of September 30, 2017, the Company’s derivative portfolio has declined in size and has a shorter remaining term than the prior year period due to the natural amortization of the education loan portfolios over the year. Both factors contribute to the Company losing less income in an increasing interest rate environment in the current period as compared to the prior-year period.

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 10 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the September 30, 2017 and 2016 analyses is primarily the result of one-month LIBOR-indexed FFELP Loans being funded with three-month LIBOR and other non-discrete indexed liabilities, as well as, to a lesser extent, Prime-indexed Private Education Loans being funded with LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 3 for a further discussion.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2017. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.0	$—	$4.0
Prime	annual	.3	—	.3
Prime	quarterly	3.3	—	3.3
Prime	monthly	10.7	—	10.7
Prime	daily	—	—	—
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	.7	41.9	(41.2)
3-month LIBOR	daily	—	2.0	(2.0)
1-month LIBOR	monthly	6.5	38.8	(32.3)
1-month LIBOR daily	daily	79.2	—	79.2
CMT/CPI Index	monthly/quarterly	—	.1	(.1)
Non-Discrete reset(3)	monthly	—	13.7	(13.7)
Non-Discrete reset(4)	daily/weekly	4.9	.5	4.4
Fixed Rate(5)		7.2	20.1	(12.9)

Total		$117.1	$117.1	$—

(1)	FFELP Loans of $21.4 billion ($18.8 billion LIBOR index and $2.6 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate ABS and ABCP facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

“Core Earnings” Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$4.0	$—	$4.0
Prime	annual	.3	—	.3
Prime	quarterly	3.3	—	3.3
Prime	monthly	10.7	—	10.7
Prime	daily	—	—	—
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	.7	5.6	(4.9)
3-month LIBOR	daily	—	2.0	(2.0)
1-month LIBOR	monthly	6.5	78.4	(71.9)
1-month LIBOR	daily	79.2	—	79.2
Non-Discrete reset(3)	monthly	—	13.7	(13.7)
Non-Discrete reset(4)	daily/weekly	4.9	.5	4.4
Fixed Rate(5)		6.7	16.4	(9.7)

Total		$116.6	$116.6	$—

(1)	FFELP Loans of $2.8 billion ($2.9 billion LIBOR index and $(0.1) billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate ABS and ABCP facilities.

(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at September 30, 2017.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	6.7
Other loans	11.2
Cash and investments	.1

Total earning assets	6.4

Borrowings
Short-term borrowings	.6
Long-term borrowings	6.1

Total borrowings	5.9

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2017. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain Cases

On March 18, 2011, an education loan borrower filed a putative class action complaint against SLM Corporation as it existed prior to the Spin-Off (“Old SLM”) in the U.S. District Court for the Northern District of California. The complaint was captioned Tina M. Ubaldi v. SLM Corporation et. al. The plaintiff brought the complaint on behalf of a putative class consisting of other similarly situated California borrowers. The complaint alleged, among other things, that Old SLM’s practice of charging late fees that were proportional to the amount of missed payments constituted liquidated damages in violation of California law and that Old SLM engaged in unfair business practices by charging daily interest on private educational loans. Plaintiffs subsequently amended their complaint to include usury claims under California state law and to seek restitution of late charges and interest paid by members of the putative class and other relief. In the fourth quarter of 2016, the parties reached a settlement in principle that would resolve the Ubaldi matter, as well as the related lawsuit of Marlene Blyden v. Navient Corporation, et al. While we cannot provide any assurances that we will be able to finalize the proposed settlement on terms that are acceptable to the Company or if the Court will ultimately approve the proposed settlement, we do not believe that the financial impact of the final settlement, if any, will be material. The Company agreed to settle these matters to avoid the burden, expense, risk, and uncertainty of continued litigation. A reserve was established for this matter as of December 31, 2016. Plaintiffs filed on September 25, 2017, an Amended Motion for Preliminary Approval of Settlement. This motion awaits action by the Court.

During the first quarter of 2016, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. The plaintiffs filed their amended and consolidated complaint in September 2016. The Navient defendants intend to vigorously defend against the allegations in this lawsuit, and filed a Motion to Dismiss the Consolidated Amended Class Action Complaint in November 2016. On September 6, 2017 the Court granted the Navient defendants motion and dismissed the complaint in its entirety with leave to amend until November 5, 2017. Additionally, a putative class action captioned Eli Pope v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian Lown, was filed in the U.S. District Court for the District of New Jersey on October 16, 2017 alleging violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company denies the allegations and intends to vigorously defend itself.

The Company has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws. One of these putative class action suits is Randy Johnson v. Navient Solutions, Inc. (“NSI”). On May 4, 2015, Randy Johnson filed a putative class action in the United States District Court for the Southern District of Indiana alleging violations of the Telephone Consumer Protection Act (“TCPA”). During the fourth quarter of 2016, the parties entered into a settlement agreement and, in December 2016, filed a Motion to Approve the Class Action Settlement with the Court. The Court approved the settlement in July 2017. NSI denied all claims asserted, but agreed to settle the case to avoid the burden, expense, risk and uncertainty of continued litigation.

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the Consumer Financial Protection Act of 2010, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. On October 5, 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC, containing similar alleged violations of the Consumer Financial Protection Act of 2010 and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. We refer to the Illinois Attorney General, the Pennsylvania Attorney General and the Washington Attorney General collectively as the “Attorneys General.” We intend to vigorously defend against the allegations in each of these cases. At this point in time, the Company is unable to anticipate the timing of a resolution or the ultimate impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company. For additional information on these civil actions, please refer to section entitled “Regulatory Matters” below.

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

With respect to alleged civil violations of the Servicemembers Civil Relief Act (the “SCRA”), Solutions and Sallie Mae Bank entered into a consent order with the DOJ in May 2014. The DOJ consent order (the “DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by Solutions from November 28, 2005 until the effective date of the settlement. In the third quarter of 2016, the Company completed the distributions from the fund by distributing the remaining funds to charities approved by the DOJ pursuant to the terms of the order. The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of September 30, 2017, substantially all of this amount had been paid to customers or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until the remaining consent order is lifted. The Company believes it has complied with the terms of the DOJ Order.

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

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the Consumer Financial Protection Act of 2010, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and various state consumer protection laws. On October 5, 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC, alleging violations of the Consumer Financial Protection Act of 2010 and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. These civil actions are related to the CIDs and the NORA letter discussed above that were previously issued by the CFPB and the Attorneys General. In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the Attorneys General. The Company filed its Motion to Dismiss on March 20, 2017 with respect to the Attorneys General actions and on March 24, 2017 with respect to the CFPB action. In relation to the CFPB action, after a hearing, our Motion to Dismiss was denied in full in August 2017. In relation to the Washington action, following a hearing, our Motion to Dismiss was denied in full in July 2017. In relation to the Illinois action, a hearing on our Motion to Dismiss was held on July 18, 2017 and no ruling has been issued as of the date of this Form 10-Q. As the Company has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. As stated above, we intend to vigorously defend against the allegations in each of these cases.

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

Under the terms of the Separation Agreement, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above, other than fines or penalties directly levied against Sallie Mae Bank and other matters specifically excluded. Navient has no additional reserves related to indemnification matters with SLM BankCo as of September 30, 2017.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2016 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2017.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 — July 31, 2017	3.3	$15.77	3.3	$273
August 1 — August 31, 2017	4.4	13.92	4.3	$213
September 1 — September 30, 2017	3.8	14.25	3.7	$160

Total third-quarter 2017	11.5	$14.56	11.3

(1)	The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	In December 2016, our board of directors authorized us to purchase up to $600 million of shares of our common stock.

The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2017 was $15.02.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NAVIENT CORPORATION (Registrant)

By:	/s/ CHRISTIAN M. LOWN
Christian M. Lown Chief Financial Officer (Principal Financial Officer)

Date: October 27, 2017