Form 10-K
period 2017-12-31
NAVIENT CORP
filed 2018-02-26
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒        No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐        No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017 was $4.5 billion (based on closing sale price of $16.65 per share as reported for the NASDAQ Global Select Market).

As of January 31, 2018, there were 263,388,482 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement (the “2018 Proxy Statement”) relating to the Registrant’s 2018 Annual Meeting of Stockholders, currently scheduled to be held on May 24, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

For us, these factors include, among others, the risks and uncertainties associated with:

•	increases in financing costs;
•	the availability of financing or limits on liquidity resulting from disruptions in the capital markets or other factors;
•	unanticipated increases in costs associated with compliance with federal, state or local laws and regulations;
•	changes in the demand for asset management and business processing solutions or other changes in marketplaces in which we compete (including increased competition);
•	changes in accounting standards including but not limited to changes pertaining to loan loss reserves and estimates or other accounting standards that may impact our operations;
•	adverse outcomes in any significant litigation to which we are a party;
•	credit risk associated with the Company’s underwriting standards or exposure to third parties, including counterparties to hedging transactions; and
•	changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws).

We could also be affected by, among other things:

•

unanticipated repayment trends on loans including prepayments or deferrals in our FFELP securitization trusts that could accelerate or delay repayment of the bonds beyond their legal final maturity date;

•	reductions to our credit ratings, the credit ratings of asset-backed securitizations we sponsor or the credit ratings of the United States of America;
•	failures of our operating systems or infrastructure, or those of third-party vendors;
•	risks related to cybersecurity including the potential disruption of our systems or those of our third-party vendors or customers, or potential disclosure of confidential customer information;
•	damage to our reputation resulting from cyber-breaches, litigation, the politicization of student loan servicing or other actions or factors;
•	failure to successfully implement cost-cutting initiatives and adverse effects of such initiatives on our business;
•	failure to adequately integrate acquisitions or realize anticipated benefits from acquisitions including delays or errors in converting portfolio acquisitions to our servicing platform;
•

changes in law and regulations whether new laws or regulations, or new interpretations of existing laws and regulations applicable to any of our businesses or activities or those of our vendors, suppliers or customers;

•

changes in the general interest rate environment, including the availability of any relevant money-market index rate, including LIBOR, or the relationship between the relevant money-market index rate and the rate at which our assets are priced;

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

Overview

Navient is a leading provider of asset management and business processing solutions for education, health care, and government clients at the federal, state, and local levels. We help our clients and millions of Americans achieve financial success through services and support. Headquartered in Wilmington, Delaware, Navient employs team members in western New York, northeastern Pennsylvania, Indiana, Delaware, Tennessee, Texas, Virginia, Wisconsin, California and other locations.

Navient is the largest private sector holder of education loans insured or federally guaranteed under the Federal Family Education Loan Program (“FFELP”). We also hold the largest portfolio of Private Education Loans. We also have begun originating Private Education Refinance Loans. Navient services its own portfolio of education loans, as well as education loans owned by the United States Department of Education (“ED”), financial institutions and nonprofit education lenders. Navient is one of the largest servicers to ED under its Direct Student Loan Program (“DSLP”). Our data-driven insight, service and innovation support customers on the path to successful education loan repayment.

The Company leverages its scale and expertise to provide business processing solutions to a variety of clients, including federal agencies, state and local governments, regional authorities, courts, hospitals, health care systems and other health care providers, and financial service providers. Navient also provides business processing solutions to education-related clients, such as guaranty agencies and colleges and universities.

For all our clients, we aim to improve their financial performance, optimize their operations, and maintain compassionate, compliant service for their customers and constituents.

As of December 31, 2017, Navient’s principal assets consisted of:

•	$81.7 billion in FFELP Loans, with a net interest margin of 0.79 percent for the year ended December 31, 2017 on a “Core Earnings” basis and a weighted average life of 7 years;
•	$23.4 billion in Private Education Loans, with a net interest margin of 3.33 percent for the year ended December 31, 2017 on a “Core Earnings” basis and a weighted average life of 6 years;
•

a leading education loan servicing platform that services loans for approximately 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.1 million customer accounts serviced under Navient’s contract with ED;

•	a leading loan origination platform that assists borrowers in refinancing their education loan debt; and
•	a leading business processing platform through which we provide services for over 1,000 clients in the education, health care and public sectors.

Strengths and Opportunities

Navient possesses a number of competitive advantages that distinguish it from its competitors, including:

Large, high quality asset base generating significant and predictable cash flows. At December 31, 2017, Navient’s $105.1 billion education loan portfolio is 78 percent funded to term and is expected to produce predictable cash flows over the remaining life of the portfolio. Navient’s $81.7 billion portfolio of FFELP Loans generally bears a maximum 3 percent loss exposure under the terms of the federal guaranty. Navient’s $23.4 billion portfolio of Private Education Loans bears the full credit risk of the borrower and any cosigner. Navient expects that cash flows from its FFELP Loan and Private Education Loan portfolios will significantly exceed future debt service obligations. Our interest earning assets are funded by both secured and unsecured debt.

Efficient and large-scale operating platforms. Navient services over $300 billion in education loans for approximately 12 million customers. Navient’s inventory of contingent asset recovery receivables is $26.4 billion as of December 31, 2017. We provide services to over 1,000 education, health care and public sector clients. Navient has demonstrated scalable infrastructure with capacity to add volume at a low cost. Our market share and tested infrastructure have enabled expansion to additional clients and asset types.

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

Commitment to compliance and customer centricity. Navient fosters a robust compliance culture driven by a “customer first” approach. We invest in rigorous training programs, quality assurance, reviews and audits, complaint tracking and analysis, and customer research to enhance our compliance and customer service.

Strong capital return. As a result of our significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases. Navient repurchased 29.6 million shares of common stock (10 percent of shares outstanding) for $440 million and 59.6 million shares of common stock (17 percent of shares outstanding) for $755 million in 2017 and 2016, respectively.  Effective October 4, 2017, Navient temporarily suspended its remaining share repurchase program ($160 million authorization remains) to allocate capital towards building book value. The Company’s dividend policy is unchanged. On January 24, 2018, we announced that we expect to restart our share repurchases in the second half of 2018.

Navient has paid a quarterly dividend of $0.16 per share of common stock since the first quarter of 2015. For the years ended December 31, 2017 and 2016, Navient paid $176 million and $201 million, respectively, in dividends.

Meaningful growth opportunities. In the Asset Management business, Navient has targeted the origination of Private Education Refinance Loans to financially responsible professionals as a meaningful growth opportunity. In November 2017, Navient acquired Earnest to accelerate its growth opportunity originating Private Education Refinance Loans. Earnest originated $900 million in Private Education Refinance Loans in 2017 and positions Navient to be a leading player in the growing education loan refinance space. Navient originated or acquired approximately $1.2 billion of Private Education Refinance Loans in 2017.

Navient will continue to pursue opportunistic acquisitions of FFELP and Private Education Loan portfolios.  In 2017, Navient acquired $10 billion of education loans including $5.7 billion of FFELP loans and $4.3 billion of Private Education Loans.

In the Business Processing Solutions business, Navient has acquired several complementary businesses since 2015 as part of its strategy of leveraging its core skills to pursue meaningful growth opportunities. Navient leverages its large-scale operating platforms, superior and data-driven default prevention and asset recovery performance, operating efficiency, and regulatory compliance and risk management infrastructure in growing these businesses and in pursuing other growth opportunities. Navient provides a variety of business processing solutions that help our clients improve financial performance. These solutions include asset recovery and other business processing services for federal, state, court, and municipal clients, public authorities, and health care organizations. In 2017, the Company won new or renewed services with 110 non-education related clients totaling $47 million of revenue.

Navient’s Approach to Helping Education Loan Borrowers Achieve Success

Navient services loans for approximately 12 million DSLP Loan, FFELP Loan and Private Education Loan customers, including 6.1 million customers whose accounts are serviced under Navient’s contract with ED. We help our customers navigate the path to financial success through proactive outreach and innovative, data-driven approaches.

Leveraging four decades of expertise: We define customer success as making steady progress toward repayment and avoiding falling behind on or putting off payments. With customer success and default prevention as our top priorities, we apply data-driven outreach that draws from our more than 40 years of experience. Our strategists employ risk modeling to pinpoint struggling borrowers and deploy resources where needed. By tailoring our approach to each borrower’s unique situation — e.g., recent graduates, students re-entering school, those experiencing hardships or those with student debt but no degree — we help ensure industry-leading outcomes, as evidenced by a default rate that is 37 percent lower than all other servicers. Nine times out of 10, when we can reach federal loan customers who have missed payments, we can identify a solution to help them avoid default.

Getting borrowers into the right payment plans: We help customers understand the complex array of federal loan repayment options so they can make informed choices about the plans that are aligned with their financial circumstances and goals. We promote awareness of federal repayment plan options, including Income-Driven Repayment (“IDR”), through more than 162 million communications annually, including mail, email, phone calls, videos and text messages. As a result, we continue to lead in enrolling customers in affordable income-driven repayment plans: nearly one in three federal student borrowers and more than half of student loan balances serviced by Navient for the government were enrolled in an IDR plan (excluding loan types ineligible for the plans). We also help borrowers understand that options lengthening their repayment term may increase the total cost of their loans, while reminding them that they may pay extra or switch repayment plans at any time.

Leading the industry: Navient is a leader in recommending policy reforms that would enhance the student loan program. For example, we have recommended improving financial literacy and simplifying federal loan repayment options — reforms that we believe would make a meaningful difference for millions of Americans with student loans and encourage college completion.

In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of December 31, 2017, $2.7 billion of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

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

Business Segments

We have three primary reportable business segments: FFELP Loans; Private Education Loans; and Business Services. A fourth segment — Other — primarily consists of financial results of our holding company, including the repurchase of debt, our corporate liquidity portfolio, unallocated overhead, restructuring/other reorganization expenses, regulatory-related costs, and the deferred tax asset remeasurement loss recognized due to the enactment of the “Tax Cuts and Jobs Act” (“TCJA”) in the fourth quarter of 2017. Each of these business segments are discussed below.

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

We are currently the largest private sector holder of FFELP Loans. Navient’s portfolio of FFELP Loans as of December 31, 2017 was $81.7 billion. We expect this portfolio to have an amortization period in excess of 20 years with a 7-year remaining weighted average life. Navient’s goal is to maximize the amount and optimize the timing of the cash flows generated by its FFELP Loan portfolio. Navient also seeks to acquire FFELP Loan portfolios from third parties to add net interest income and servicing revenue. During the year ended December 31, 2017, Navient acquired $5.7 billion of FFELP Loans. FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guaranty agreements generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest for loans disbursed. For more discussion of the FFELP and related credit support mechanisms, see Appendix A “Description of Federal Family Education Loan Program.”

As a result of the long-term funding strategy used for our FFELP Loan portfolio and the insurance and guarantees provided on these loans, the portfolio generates consistent and predictable cash flows. As of December 31, 2017, approximately 84 percent of the FFELP Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

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

Private Education Loans Segment

In this segment, we originate, acquire, finance, and service our Private Education Loans. With the acquisition of Earnest, we began originating Private Education Refinance Loans. Private Education Loans primarily bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or students’ and families’ resources. They also allow borrowers to refinance existing education loans at a lower rate. Originations and acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow over the remaining life of the portfolio.

With over 40 years of experience, we have seen that borrowers who graduate gain the benefit of their investment in education with higher levels of employment, higher incomes and stronger financial health. Our loan products are focused on helping consumers refinance their education loans at the lower rates they have earned. We believe our product offerings, digital marketing strategies and origination platform provide a unique competitive advantage.  Earnest, which was acquired in November 2017, originated $380 million and $900 million of Private Education Refinance Loans in the fourth-quarter and full-year 2017, respectively.  At December 31, 2017, Navient held $1.3 billion of Private Education Refinance Loans, compared with $225 million of Private Education Refinance Loans held at December 31, 2016.

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

We are currently the largest holder of Private Education Loans. Navient’s portfolio of Private Education Loans as of December 31, 2017 was $23.4 billion. We expect this portfolio to have an amortization period in excess of 20 years with a 6-year remaining weighted average life. Navient’s goal is to maximize and optimize the timing of the cash flows generated by its Private Education Loan portfolio. As of December 31, 2017, approximately 55 percent of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

Business Services Segment

Our Business Services segment generates revenue from business processing services related to servicing, asset recovery and other business processing activities. Within this segment, we generate revenue primarily through servicing our FFELP Loan portfolio as well as servicing education loans for Guarantors of FFELP Loans and other institutions, including ED. We provide asset recovery services for loans and receivables on behalf of Guarantors of FFELP Loans and higher education institutions. In addition, we provide asset recovery and other business processing solutions for federal, state, court, and municipal clients, public authorities, and health care organizations. This market is highly fragmented and provides attractive organic growth opportunities.

Non-Education Related Fee Revenues

Non-education related revenues increased 21 percent, from $174 million in 2016 to $211 million in 2017. Non-education related fee revenues in the Business Services segment accounted for 20 percent of total Business Services segment revenues in 2017 compared with 17 percent and 10 percent in 2016 and 2015, respectively.  This revenue is generated from over 1,000 clients in the government, municipal and health care markets.

•

Non-education related fee revenues from government services totaled $133 million in 2017 compared to $106 million in 2016. Government services include receivables management services and account processing solutions for state governments, agencies, court systems, municipalities, toll authorities and financial services entities.

•

Non-education related fee revenues from health care revenue cycle management (“RCM”) services totaled $78 million in 2017 compared to $68 million in 2016. Health care RCM services include revenue cycle outsourcing, accounts receivable management, extended business office support and consulting engagements provided to hospitals, health care systems and other health care providers.

Education Related Fee Revenues

In 2017, federal education loan (FFELP and ED) related revenues in the Business Services segment accounted for 78 percent of total Business Services segment revenues compared with 80 percent in 2016.

Navient is currently the largest servicer and collector of loans made under the FFELP program, and the majority of our income has been derived, directly or indirectly, from our portfolio of FFELP Loans and the servicing and asset recovery we provide for Guarantors and third-party owners of FFELP Loans. In 2010, Congress passed legislation ending the origination of education loans under FFELP. As a result, the revenue we earn from providing servicing and asset recovery services on FFELP Loans will decline over time.

Servicing revenues from the FFELP Loans we own represent intercompany charges to the FFELP Loans segment at rates paid to us by the securitization trusts which own the loans. These fees are contractually the first payment priority of the trusts after the payment of the trustee fees and exceed the actual cost of servicing the loans. Intercompany loan servicing revenues declined to $348 million in 2017 from $389 million in 2016. We expect intercompany loan servicing revenues will continue to decline as our FFELP Loan portfolio amortizes.

Since 2009, Navient has been one of four TIVAS that provides loan servicing for federal loans owned by ED. We continually strive to help our customers successfully navigate the repayment of their loans. Under the contract, we seek to improve on the performance metrics that determine the allocation of new accounts under the servicing contract with ED.  Under this servicing contract as of December 31, 2017, we service approximately 6.1 million accounts, or $205.9 billion in loans. We earned $150 million of revenue under the contract for the year ended December 31, 2017. This contract currently expires in 2019.

In December 2016, Great Lakes Higher Education Assistance Corp. (“Great Lakes”) assumed control of United Student Aid Funds, Inc. (“USAF”). As part of this transfer, Great Lakes terminated our contracts with USAF and Northwest Education Loan Association (“NELA”), effective as of December 31, 2017. At the same time, they notified us of their intent to rebid the services we provided for USAF, NELA and Great Lakes. In the third quarter of 2017, we entered into a new contract with Great Lakes in which we agreed to provide asset recovery and portfolio management services on the combined Great Lakes, USAF and NELA portfolios. We were not awarded the default aversion services component of the contract which resulted in the recognition of $47 million of previously deferred revenue, net of a reserve.  Including the $47 million of previously deferred revenue, education related fee revenues related to these services totaled $238 million in 2017 compared to $172 million in 2016.

Since 1997, Navient has provided asset recovery services on defaulted education loans to ED. In February 2015, ED did not grant an additional term extension (“ATE”) and this contract expired by its terms on February 21, 2015. As a result, our Pioneer Credit Recovery (“Pioneer”) subsidiary stopped receiving new account placements under the contract. Shortly after that decision by ED, Pioneer filed a bid protest against ED, which bid protest was eventually consolidated with several other related protests. In an effort to resolve that litigation, in May 2017, ED awarded Pioneer a new ATE on substantially similar terms to the additional term extensions awarded to other contractors in 2015. In December 2017, Pioneer received new accounts under that new contract.

In January 2018, ED completed its ongoing procurement for replacement collection contracts originally begun in 2016. Neither Pioneer nor our other subsidiary, General Revenue Corporation, received a contract award. In February 2018, Pioneer filed a bid protest which protest has been consolidated with the other protests on this procurement. As of the date of this report, ED has the right to place additional accounts with Pioneer under its ATE during the pendency of the new protests. ED’s ability to do so may be affected by any temporary restraining order or injunction granted by the court in the consolidated protests. For additional information on the ED collection contract, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Segment Earnings Summary – ‘Core Earnings Basis’ – Business Services Segment” of this Form 10-K. As a leading provider of asset recovery services, Pioneer Credit Recovery has a long track record of assisting individuals who default on their student loan payments to recover from the negative consequences of default.  Since 2012, Navient and its subsidiaries have helped more than 261,000 borrowers successfully rehabilitate their loans.

On April 4, 2016, ED published the first part of a two-part RFP related to a new servicing platform for the DSLP. The first part of the RFP focused on screening candidates’ capabilities relative to certain published criteria. In July 2016, Navient was selected as one of three companies eligible to submit responses in the second part of the RFP process. In January 2017, Navient submitted its bid for ED’s single servicing solution contract. While ED announced in May 2017 that it planned to select a single servicer for the DSLP, in August of 2017, the Department cancelled the prior RFP and announced a new upcoming solicitation for the FSA Next Generation Processing and Servicing Environment. Based upon the statements from ED, it is anticipated that the new environment will provide for a single data processing platform to house all student loan information while at the same time allowing for customer account servicing to be performed either by a single contract servicer or by multiple contract servicers. On February 20, 2018, ED issued Phase 1 of a new RFP entitled the Solicitation for the Next Generation Financial Services Environment which is intended to centralize student loan servicing on a single platform. Responses to Phase 1 are due by April 6, 2018.

Other Segment

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, our corporate liquidity portfolio, unallocated overhead, restructuring/other reorganization expenses, regulatory-related costs, and the deferred tax asset remeasurement loss recognized due to the enactment of the TCJA in the fourth quarter of 2017. We also include results from certain smaller wind-down operations within this segment.

Employees

At December 31, 2017, we had approximately 6,700 employees. None of our employees are covered by collective bargaining agreements.

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

The Consumer Financial Protection Act established the Consumer Financial Protection Bureau (“CFPB”), which has authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws and examine financial institutions for compliance. The CFPB is authorized to impose fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It also has authority to prevent unfair, deceptive or abusive practices. Since its creation, the CFPB has been active in its supervision, examination and enforcement of financial services companies, most notably bringing enforcement actions, imposing fines and mandating large refunds to customers of several large banking institutions, auto financing companies and debt collection companies. The CFPB has filed a lawsuit against Navient alleging several unfair, deceptive or abusive practices, and other violations of consumer protection statutes. Additional information on the CFPB lawsuit is included in Item 3. “Legal Proceedings” in this Form 10-K.

The Dodd-Frank Act also authorizes state officials to enforce regulations issued by the CFPB and to enforce the Dodd-Frank Act’s general prohibition against unfair, deceptive and abusive practices. The Attorneys General of the State of Illinois, the State of Washington and the Commonwealth of Pennsylvania also filed lawsuits against Navient and some of its subsidiaries containing similar alleged violations of consumer protection laws as the CFPB lawsuit. Additional information on the State Attorneys General lawsuits is included in Item 3. “Legal Proceedings” in this Form 10-K.

Regulatory Outlook

A number of prominent themes appear to be emerging from these actions:

•

Even if the CFPB takes a less active role in enforcement, the number and configuration of regulators is likely to change which may add to the complexity, cost and unpredictability of timing for resolution of particular regulatory issues.

•

The regulatory, compliance and risk control structures of financial institutions subject to enforcement actions by state and federal regulators are frequently cited, regardless of whether past practices have been changed, and enforcement orders have often included detailed demands for increased compliance, audit and board supervision, as well as the use of third-party consultants or monitors to recommend further changes or monitor remediation efforts.

•	Issues first identified with respect to one consumer product class or distribution channel are often applied to other product classes or channels.

Navient is subject to oversight from several regulatory entities. We expect that the regulators overseeing our businesses will continue to be active and that consumer protection regulations, standards, supervision, examination and enforcement practices will continue to evolve in both detail and scope. This evolution has added and may continue to significantly add to Navient’s compliance, servicing and operating costs. We have invested in compliance through multiple steps including realignment of Navient’s compliance management system to a servicing, collections and business services business model; dedicated compliance resources for certain topics (such as the Servicemembers Civil Relief Act (“SCRA”); the Telephone Consumer Protection Act (“TCPA”); unfair, deceptive, or abusive acts and practices (“UDAAP”); and third-party vendor management) to focus on regulator and consumer expectations; formation of business support operations to enhance risk, control and compliance functions in each business area; additional regulatory training for front-line employees to ensure obligations are understood and followed during interactions with customers as well as additional regulatory training for our board of directors to enhance their ability to oversee the Company’s risk framework and compliance as it and the regulatory environment changes; expanded oversight of our incentive compensation programs; and expanded oversight and analysis of complaint trends to identify and remediate if necessary, areas of potential consumer harm.

Our current operations and compliance processes may not satisfy evolving regulatory standards.  Past practices or products may become the focus of examinations, inquiries or lawsuits.

As described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management,” Navient has implemented a coordinated, formal enterprise risk management system aimed at reducing business and regulatory risks.

Listed below are some of the most significant recent and pending regulatory changes that have the potential to affect Navient.

Consumer Financial Protection Bureau. The CFPB has been active in the education loan industry and undertook a number of initiatives in recent years relative to the private education loan market and education loan servicing. In October 2016, the CFPB also revised the education loan examination procedures, incorporating information it gathered from its three years of supervisory and enforcement work, reflecting its revised supervisory priorities. On January 18, 2017, the CFPB commenced a civil action against Navient Corporation and several of our subsidiaries alleging various servicing failures and violations of Federal consumer financial laws.  Additional information on the CFPB lawsuit is included in Item 3. “Legal Proceedings” in this Form 10-K.

Debt Collection Supervision. The CFPB also maintains supervisory authority over larger consumer debt collectors. On October 24, 2012, the CFPB issued its Larger Participant rule and examination procedures that allow the agency to federally supervise larger consumer debt collectors. The rule, which became effective January 2, 2013, defines larger participants as third-party debt collectors, debt buyers and collection attorneys with more than $10 million in annual receipts resulting from consumer debt collection. Under the rule, Navient’s collection subsidiaries are considered larger participants and are subject to supervision. In July 2016, the CFPB proposed new rules that would change the rules applicable to the debt collection industry generally. Under the proposed rules, debt collectors would, among other things, be required to limit communications attempts with borrowers, provide enhanced disclosure of debt details, and make it easier to dispute the debt. When responding to disputes, collectors would be prohibited from continuing to pursue debt without sufficient evidence. These requirements and restrictions would follow the debt if it were sold or transferred. The CFPB recently updated its regulatory agenda and indicated that the proposed regulations are currently scheduled to be finalized in early 2018. The issuance of the CFPB’s rules does not preempt the various and varied levels of state consumer and collection regulations to which the activities of Navient’s subsidiaries are currently subject. Navient also utilizes third-party debt collectors to collect defaulted and charged-off education loans and will continue to be responsible for oversight of their procedures and controls.

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

The Higher Education Act Reauthorization Bill (H.R. 4508 “Prosper Act”) is currently under consideration by the House of Representatives. The HEA is the primary law that authorizes federal student aid programs for higher education. While the HEA is required to be reviewed and "reauthorized" by Congress every five years, Congress has not reauthorized the HEA since 2008, choosing to temporarily extend the Act each year since 2013. In its current form, the Prosper Act proposes, among other changes, eliminating Stafford and Plus loans for first-time borrowers and replacing these options with a new Federal ONE Loan. The new ONE Loans would only be eligible for two repayment plans, a standard 10-year loan repayment plan of 120 equal payments and a single income-based plan. While some of the provisions of the Prosper Act may ultimately prove beneficial to our customers and to investors, we cannot provide any assurances that the Act, if passed, will not be significantly modified from its current form.

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

Consumer Protection and Privacy. Navient’s education loan servicing business is subject to federal and state consumer protection, privacy and related laws and regulations and is subject to examination by the CFPB. Some of the more significant federal laws and regulations include:

•	various laws governing unfair, deceptive or abusive acts or practices;
•	the Truth-In-Lending Act and Regulation Z, which governs disclosures of credit terms to consumer borrowers;
•	the Fair Credit Reporting Act and Regulation V, which governs the use and provision of information to consumer reporting agencies;
•	the Equal Credit Opportunity Act and Regulation B, which prohibit discrimination on the basis of race, creed or other prohibited factors in extending credit;
•

the SCRA, which applies to all debts incurred prior to commencement of active military service (including education loans) and limits the amount of interest, including certain fees or charges that are related to the obligation or liability; and

•	the TCPA, which governs communication methods that may be used to contact customers.

Several states have passed or proposed student loan bills of rights or licensing requirements that may also apply to Navient’s education loan servicing business. It is possible that more states will propose or pass similar or different requirements on either holders of education loans or their servicers. Depending on the nature of these laws or rules, they may impose additional or different requirements than Navient faces at the federal level.

Navient’s business processing services businesses are subject to federal and state consumer protection, privacy and related laws and regulations, including supervision by the CFPB as discussed above. Some of the more significant federal statutes are the Fair Debt Collection Practices Act and additional provisions of the acts listed above, as well as the HEA and the various laws and regulations that govern government contractors. These activities are also subject to state laws and regulations similar to the federal laws and regulations listed above.

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

Navient bears the full credit exposure on all its Private Education Loans. Navient believes that delinquencies are an important indicator of the potential future credit performance for Private Education Loans. Navient’s delinquencies as a percentage of Private Education Loans in repayment were 5.8 percent at December 31, 2017. For a complete discussion of Navient’s loan delinquencies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Private Education Loan Portfolio Performance.”

The evaluation of Navient’s allowance for loan losses is inherently subjective and it requires estimates that may be subject to significant changes. Additionally, GAAP accounting rules can require us to determine allowances for loan losses differently based upon the manner in which we acquired the applicable loan assets. For additional information on our allowance for loan losses, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Loan Losses.”  Future defaults could be higher than anticipated due to a variety of factors outside of Navient’s control, such as downturns in the economy, regulatory or operational changes and other unforeseen future trends. According to Company-sponsored independent research, young adults who stopped attending college before earning a degree or certificate are among those most likely to have trouble making payments. Losses on Private Education Loans are also impacted by various risk characteristics that may be specific to individual loans. Loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in which a payment has been made by a customer), underwriting criteria (e.g., credit scores), existence of a cosigner are all factors that can impact the likelihood of default. The type of school may also play a significant role in loan performance. Additionally, general economic and employment conditions, including employment rates for recent college graduates can have a significant impact on loan delinquency and default rates. If actual loan performance is worse than currently estimated, it could materially affect Navient’s estimate of the allowance for loan losses and the related provision for loan losses in Navient’s statements of income and as a result adversely affect Navient’s results of operations.

The FASB has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-13, "Financial Instruments – Credit Losses," which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as our loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance, which would reduce shareholders’ equity and capital. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us on January 1, 2020. We are currently evaluating the impact the CECL model will have on our allowance for loan losses, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which we adopt the new standard. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

Our recent acquisition of Earnest and our other private education refinance products expose us to credit underwriting risks based upon the credit model we use to forecast loss rates. If we are unable to effectively forecast loss rates, it can materially adversely affect our operating results.

In the fourth quarter of 2017, we acquired Earnest, a leading financial technology and education finance company. Navient underwrites Private Education Loans for our Earnest subsidiary and for similarly originated loans based upon our analysis of extensive credit criteria. Criteria reviewed in underwriting Private Education Loans may include any or all of the following: (i) verified employment or offer of employment, income and assets, which is generally verified through connected accounts; (ii) career experience, stability of employment, and specialization; (iii) qualifying credit history, taking into account credit score; (iv) debt to income ratio; (v) demonstrated ability to pay through free cash flow calculations; (vi) graduation from an eligible post-secondary school; (vii) verified savings in the form of retirement and non-retirement assets; and (viii) individual data points gathered from accounts connected in the application process, such as late fees, overdraft fees, and credit card interest. We define free cash flow generally as after-tax monthly income of a borrower minus the sum of rent or mortgage payments, student loan payments and any other fixed expenses of such borrower.

We do not rely on any single factor in making our underwriting decisions. Each of the above factors are reviewed and weighted depending on the individual borrower’s circumstances at the time the underwriting decision is made. For example, a greater weight may be given to the post-secondary school(s) of a borrower when such borrower is a recent graduate and less weight given to such borrower’s limited employment history or savings. Conversely, in the circumstances where several years have passed since a borrower has graduated from a post-secondary school, less weight may be given to such borrower’s school and greater emphasis may be placed on the borrower’s employment history, credit history and savings. Navient’s proprietary underwriting process weighs these various factors based on the borrower’s overall credit and personal circumstances.

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

Future initiatives by ED or by Congress to encourage or force consolidation, create additional income-based repayment or debt forgiveness programs or establish other policies and programs that influence the rate at which borrowers repay their loans, could also affect prepayments on education loans. Additionally, recent entrants into the student loan refinancing market may increase borrower prepayments. These companies specialize in consolidating and refinancing student loans and may have certain advantages including lower cost structures, fewer regulatory constraints and the ability to be highly selective in choosing borrowers who are eligible to refinance. We acquired Earnest in 2017 to participate in this refinancing market and to appeal to “digitally native” borrowers with higher incomes, high credit scores or other favorable credit determinants. We cannot be certain that our acquisition of Earnest or similar acquisitions will reduce the rate at which borrowers prepay their loans.

While we anticipate some variability in prepayment levels, extraordinary or extended increases or decreases in prepayment rates could materially affect our liquidity, interest income, net interest margin and the value of our Residual Interests. Additionally, a prolonged introduction of significant amounts of subsidized funding into the Private Education Loan market at below market interest rates — whether from Federal or private sources —could increase the prepayment rates of our existing Private Education Loans and have a material adverse effect on our business, results of operations and cash flows. When, as a result of unanticipated prepayment levels, education loans within a securitization trust amortize faster than originally contracted, the trust’s pool balance may decline at a rate faster than the prepayment rate assumed when the trust’s bonds were originally issued. If the trust’s pool balance declines faster than originally anticipated, in most of our securitization structures, the bonds issued by that trust will also be repaid faster than originally anticipated. In such cases, the Company’s net interest income may decrease and the value of any retained Residual Interest in the trust may similarly decline.

Conversely, when education loans within a securitization trust amortize more slowly than originally contracted, the trust’s pool balance may decline more slowly than the prepayment rate assumed when the trust’s bonds were originally issued and the bonds may be repaid more slowly than originally anticipated. In these cases, the Company’s net interest income increases and the value of any retained Residual Interest in the trust may increase. In addition, if the prepayment rate is especially slow and certain rights of the sellers or the servicer are not exercised or are insufficient or other action is not taken to counter the slower prepayment rate, the trust’s bonds may not be repaid by their legal final maturity date(s), which could result in an event of default under the underlying securitization agreements. Beginning in 2016, Moody’s and Fitch took final ratings actions on our non-recourse FFELP ABS sponsored by our affiliates due to concerns that trust cash flows may not be sufficient to pay all bonds by the legal final maturity date. For a discussion of the rating agencies actions and the Company’s efforts to mitigate the “legal final maturity” risk, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funding and Liquidity Risk Management.”

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

FFELP Loans disbursed before April 1, 2006 generally earn interest at the higher of either the borrower rate, which is fixed over a period of time, or a floating rate based on a Special Allowance Payment or SAP formula set by ED. Navient has generally financed its FFELP Loans with floating rate debt whose interest is matched closely to the floating nature of the applicable SAP formula. Historically, these loans have been indexed to either the Treasury bill, commercial paper or one-month LIBOR rates. If a decline in interest rates causes the borrower rate to exceed the SAP formula rate, Navient will continue to earn interest on the loan at the fixed borrower rate while the floating rate interest on Navient debt will continue to decline. The additional spread earned between the fixed borrower rate and the SAP formula rate is referred to as “Floor Income.” The replacement of LIBOR as a benchmark rate may have a further detrimental impact on our LIBOR-indexed debt if rates suddenly rise as new market borrowing activity transfers to other benchmark rates.

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

As of December 31, 2017, Moody’s, S&P and Fitch rated Navient’s long term unsecured debt below investment grade. In addition, the capital markets for sub-investment grade companies are not as liquid as those involving investment grade entities. These factors have resulted in a higher cost of funds for the Company, and has caused our senior unsecured debt to trade with greater volatility.

Navient’s unsecured debt totaled $13.9 billion at December 31, 2017, and Navient utilizes the unsecured debt markets to help fund its business and refinance outstanding debt. The amount, type and cost of its funding directly affects the cost of operating its business and growing its assets and is dependent upon outside factors, including its credit rating from rating agencies. There can be no assurance that the Company’s credit ratings will not be reduced further. A reduction in the credit ratings of the Company’s senior unsecured debt could adversely affect Navient’s liquidity, increase its borrowing costs, limit its access to the capital markets and place incremental pressure on its net interest income.

Adverse market conditions or an inability to effectively manage its liquidity risk could negatively impact Navient’s ability to meet its liquidity and funding needs, which could materially and adversely impact its results of operations, cash flow or financial condition.

Navient must effectively manage its liquidity risk. Navient requires liquidity to meet cash requirements such as day-to-day operating expenses, required payments of principal and interest on borrowings, and distributions to stockholders. As of December 31, 2017, a total of $5.7 billion of our unsecured debt will mature before the year-end of 2020. We expect to fund our ongoing liquidity needs, including the repayment of $1.3 billion of senior unsecured notes that mature in 2018, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($1.2 billion in the year ended December 31, 2017), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional repurchase facilities called “Private Education Loan ABS Repurchase Facilities” to finance the Residual Interests in existing Private Education Loan ABS trusts or issue additional unsecured debt. Navient may maintain too much liquidity, which can be costly, or may be too illiquid, which could result in financial distress during times of financial stress or capital market disruptions.

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

Credit risk is the risk that a counterparty will not perform its obligations under a contract. Credit risk is limited to the loss of the fair value gain in a derivative that the counterparty or clearinghouse owes or will owe in the future to Navient. If a counterparty or clearinghouse fails to perform its obligations, Navient could, depending on the type of counterparty arrangement, experience a loss of liquidity or an economic loss. In addition, Navient might not be able to cost effectively replace the derivative position depending on the type of derivative and the current economic environment.

Navient’s securitization trusts, which it consolidates on its balance sheet, had $6.7 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2017. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly rated counterparties. A failure by a swap counterparty to perform its obligations could, if the swap has a positive fair value to Navient, materially and adversely affect Navient’s earnings.

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

Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, rules, regulations and policies. There can be no assurance that these laws, rules, regulations and policies will not be changed in ways that will require us to modify our business models or objectives or in ways that affect our returns on investment by restricting existing activities or services, change how our companies operate or the characteristics of our assets, subjecting them to escalating costs or prohibiting them outright.

In particular, the CFPB has authority with respect to Navient’s loan servicing business. It has authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws and examine Navient for compliance. The CFPB also has examination and enforcement authority with respect to various federal consumer financial laws for some providers of consumer financial products and services, including Navient. In July 2016, the CFPB proposed new rules that would, among other things, impose strict limitations on the frequency with which we are permitted to contact borrowers. The cumulative impact of these proposed regulations, if implemented, could have a material effect on our asset recoveries and may result in significant capital expenditures to develop systems that enable us to comply with the new regulations.

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

In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations of state law. If the CFPB or one or more state attorneys general or state regulators believe that Navient has violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on Navient or its business. Since the CFPB filed its action against the Company in January of 2017, the attorneys general of Illinois, Washington and Pennsylvania have filed separate actions alleging various violations of state and federal consumer protection laws.

Loans serviced under the FFELP are subject to the HEA and related laws, rules, regulations and policies. Navient’s servicing operations are designed and monitored to comply with the HEA, related regulations and program guidance; however, ED could determine that Navient is not in compliance for a variety of reasons, including that it misinterpreted ED guidance or incorrectly applied the HEA and its related laws, rules, regulations and policies. Failure to comply could result in fines, the loss of the insurance and related federal guarantees on affected FFELP Loans, expenses required to cure servicing deficiencies, suspension or termination of its right to participate as a FFELP servicer, negative publicity and potential legal claims. The imposition of significant fines, the loss of the insurance and related federal guarantees on a material number of FFELP Loans, the incurrence of additional expenses and/or the loss of its ability to participate as a FFELP servicer could individually or in the aggregate have a material, negative impact on its business, financial condition or results of operations. From time to time, legislation is also considered that could affect the treatment of our loan assets in bankruptcy.

In addition to CFPB regulation, Navient’s asset recovery business is also subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection, and is subject to numerous state and federal laws and regulations.

Imposition of new laws, rules or regulations or the failure to comply with these laws and regulations may result in significant costs, including litigation costs, and/or business sanctions including but not limited to termination or non-renewal of contracts.

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

Navient is subject to evolving and complex federal and state tax laws. Significant judgment is required for determining Navient’s tax liabilities. Navient’s tax returns continue to be periodically examined by various tax authorities. Navient has, among other tax liabilities, risks for future tax contingencies arising from operations post-Spin-Off. Due to the complexity of tax contingencies, the ultimate resolution of any tax matters related to operations post-Spin-Off may result in payments greater or less than amounts accrued.

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

Navient depends on third parties for a wide array of services, systems and information technology applications. Third-party vendors are significantly involved in many aspects of Navient’s software and systems development, servicing systems, the timely transmission of information across its data communication network, and for other telecommunications, processing, remittance and technology-related services in connection with Navient’s servicing or payment services businesses. Navient also utilizes various third-party debt collectors in the collection of defaulted Private Education Loans and in other areas. If a service provider fails to provide the services required or expected, or fails to meet applicable contractual or regulatory requirements such as service levels or compliance with applicable laws, the failure could negatively impact Navient’s business by adversely affecting its ability to process customers’ transactions in a timely and accurate manner, otherwise hampering Navient’s ability to serve its customers, or subjecting Navient to litigation and regulatory risk for matters as diverse as poor vendor oversight or improper release or protection of personal information. Such a failure could also adversely affect the perception of the reliability of Navient’s networks and services and the quality of its brands, which could materially adversely affect Navient’s business and results of operations.

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

•

Other Higher Education Legislation: As Congress and the current Administration consider the reauthorization of the Higher Education Act, they may consider legislation that would reduce the payments to Guarantors or change the consolidation program in a way that would incentivize education loan borrowers to refinance their existing education loans, both private and federal. Such reforms could reduce Navient’s cash flows from servicing and interest income as well as its net interest margin.

ED has also announced its intention to replace the current servicing contracts with various third parties including Navient’s Direct Loan servicing contract. ED has not issued a new RFP or RFPs for these services. As such, it is impossible to predict what changes, if any, will result.

It is possible that the administration and Congress in the future could engage in a prolonged debate linking the federal deficit, debt ceiling and other budget issues. If U.S. lawmakers in the future fail to reach agreement on these issues, the federal government could stop or delay payment on its obligations, including those on services Navient provides. The 2016 presidential election in the United States had resulted in significant changes (or uncertainty) in governmental policies, regulatory environments, spending sentiment and many other factors and conditions, some of which could adversely impact Navient’s business, financial condition and results of operations. Further, legislation to address the federal deficit and spending could impose proposals that would adversely affect FFELP and DSLP-related servicing businesses. A protracted reduction, suspension or cancellation of the demand for the services Navient provides, or proposed changes to the terms or pricing of services provided under existing contracts with the federal government, including its contract with ED, could have a material adverse effect on Navient’s revenues, cash flows, profitability and business outlook, and, as a result, could materially adversely affect its business, financial condition and results of operations. Navient cannot predict how or what programs or policies will be impacted by any actions that the Administration, Congress or the federal government may take.

Reputational Risk and Social Factors May Impact Our Results and Damage Our Brand.

Negative public opinion or damage to our brand could also result from actual or alleged conduct in any number of activities or circumstances, including lending practices, regulatory compliance, security breaches (including the use and protection of customer information), corporate governance, and sales and marketing, and from actions taken by regulators or other persons in response to such conduct. Such conduct could fall short of our customers’ and the public’s heightened expectations of companies of our size with rigorous data, privacy and compliance practices, and could further harm our reputation. In addition, third parties with whom we have important relationships may take actions over which we have limited control that could negatively impact perceptions about us or the financial services industry. The proliferation of social media may increase the likelihood that negative public opinion from any of the events discussed above will impact our reputation and business.

RISKS ASSOCIATED WITH OUR SPIN-OFF

Navient owes obligations, including service and indemnification obligations, to SLM BankCo under various transaction agreements that were executed as part of the Spin-Off. These obligations could be materially disruptive to Navient’s business or subject it to substantial liabilities, including contingent liabilities and liabilities that are presently unknown.

In connection with the Spin-Off, Navient, SLM Corporation and SLM BankCo entered into various agreements. The performance by Navient of its obligations to SLM BankCo under these agreements may require the diversion of a significant amount of Navient management’s time from Navient’s operations and could be disruptive to its business operations.

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

The Spin-Off of Navient from SLM BankCo was intended to qualify as a reorganization under various provisions of the Code and as such to not be a taxable transaction. The Spin-Off was therefore conditioned on the receipt by SLM Corporation of a private letter ruling from the IRS to the effect that, among other things, (i) the merger of SLM Corporation with and into a limited liability company wholly owned by SLM BankCo (the “SLM Merger”) (together with the conversion of the shares of SLM Corporation common and preferred stock into shares of SLM BankCo common and preferred stock pursuant to the SLM Merger) would qualify as a “reorganization” within the meaning of Section 368(a)(1)(F) of the Code and will not be integrated with the rest of the Spin-Off, and (ii) the Spin-Off would qualify as a “reorganization” for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In addition, the Spin-Off was conditioned on SLM BankCo’s receipt of an opinion from outside tax counsel to the effect that, with respect to certain requirements for tax-free treatment under Section 355 of the Code on which the IRS will not rule, such requirements will be satisfied. Both of these conditions were satisfied or waived prior to the Spin-Off. Navient received the private letter ruling from the IRS after the Spin-Off.

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

Certain provisions of Delaware law and of Navient’s amended and restated certificate of incorporation and amended and restated by-laws are intended to deter coercive takeover practices and inadequate takeover bids by, among other things, encouraging prospective acquirers to negotiate directly with Navient’s board of directors rather than to attempt a hostile takeover. These provisions include, among others:

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

Navient believes these provisions protect its stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with Navient’s board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make the Company immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that Navient’s board of directors determines is not in the best interests of Navient and Navient’s stockholders.

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

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our shareholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the General Corporation Law of the State of Delaware (“DGCL”) or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. By becoming a shareholder in our company, holders of our common stock will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

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

Navient’s growth strategy includes making opportunistic acquisitions of, or material investments in, loan portfolios, complementary businesses and products. In 2017, we acquired Duncan Solutions, a transportation revenue management company, and Earnest, a financial technology loan origination platform. Navient may not be able to identify suitable opportunities and, if not, this strategy could fail. Even if it is able to identify suitable opportunities, Navient may not be able to obtain financing necessary to allow Navient to make such acquisitions or investments on satisfactory terms or at all or obtain necessary regulatory approvals, or be able to complete the transactions on satisfactory terms. If the purchase price of any acquisition or investment is paid in cash, it may have an adverse effect on Navient’s financial condition; if the purchase price is paid with Navient stock, it could be dilutive to stockholders. Navient may assume liabilities, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our results of operations, cash flow or financial condition.

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

Navient is not presently originating new in-school Private Education Loans and as part of its Spin-Off transaction agreed not to originate certain of these loans until January 1, 2019. As a result, interest income on Navient’s Private Education Loan portfolio and fee-based revenue on that portfolio are anticipated to decline over time as the loans are paid down, refinanced or charged off. If Navient does not begin to originate Private Education Loans as permitted under its separation and distribution agreement, acquire additional Private Education Loans or otherwise grow or develop new revenue streams to replace or supplement its Private Education Loan net interest and servicing revenue, Navient’s consolidated revenue and operating income will continue to decrease which could materially and adversely impact our results of operations, cash flow or financial condition.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.Properties

The following table lists the principal facilities owned by us as of December 31, 2017:

Location	Function	Business Segment(s)	Approximate Square Feet
Fishers, IN	Loan Servicing and Data Center	FFELP Loans; Private Education Loans; Business Services	450,000
Wilkes-Barre, PA	Loan Servicing Center	FFELP Loans; Private Education Loans; Business Services	133,000
Muncie, IN	Collections Center	Private Education Loans; Business Services	75,400
Big Flats, NY	GRC and Pioneer Credit Recovery — Business Processing Solutions	Business Services	60,000
Arcade, NY	Pioneer Credit Recovery — Collections Center	Business Services	46,000
Perry, NY	Pioneer Credit Recovery — Collections Center	Business Services	45,000
Lake City, FL	Gila MSB — Collections Center	Business Services	8,000

The following table lists the principal facilities leased by us as of December 31, 2017:

Location	Function	Business Segment(s)	Approximate Square Feet
Hendersonville, TN	Xtend Healthcare — Revenue Cycle Management	Business Services; Other	92,015
Reston, VA(1)	Administrative Offices	FFELP Loans; Private Education Loans; Business Services; Other	90,000
Newark, DE	Operations Center and Administrative Offices	FFELP Loans; Private Education Loans; Business Services; Other	85,568
Austin, TX	Gila MSB — Business Processing Solutions	Business Services; Other	55,000
Mason, OH	GRC Headquarters and Collections Center	Business Services	54,000
Wilmington, DE	Headquarters	FFELP Loans; Private Education Loans; Business Services; Other	46,000
San Francisco, CA	Earnest — Loan Originations	Business Services; Other	36,462
Milwaukee, WI	Duncan Solutions — Business Processing Solutions	Business Services; Other	31,200
Moorestown, NJ	Pioneer Credit Recovery — Collections Center	Business Services; Other	30,000
Nashville, TN	Xtend Healthcare — Revenue Cycle Management	Business Services; Other	28,000
Guaynabo, PR	Gila MSB Puerto Rico — Business Processing Solutions	Business Services; Other	21,379

(1)	Includes 32,276 square feet sublet to Sallie Mae Bank.

None of the facilities that we own is encumbered by a mortgage. We believe that our headquarters, loan servicing centers, data center, back-up facility and data management and collections centers are generally adequate to meet our long-term needs and business goals. Our headquarters is currently in leased space at 123 Justison Street, Wilmington, Delaware, 19801.

Item 3.	Legal Proceedings

We and our subsidiaries and affiliates are subject to various claims, lawsuits and other actions that arise in the normal course of business. We believe that these claims, lawsuits and other actions will not, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations, except as otherwise disclosed. Most of these matters are claims including individual and class action lawsuits against our servicing or business processing subsidiaries alleging the violation of state or federal laws in connection with servicing or collection activities on their education loans and other debts.

In the ordinary course of our business, the Company and our subsidiaries and affiliates receive information and document requests and investigative demands from state attorneys general, U.S. Attorneys, legislative committees, individual members of Congress and administrative agencies. These requests may be informational or regulatory in nature and may relate to our business practices, the industries in which we operate, or other companies with whom we conduct business. Generally, our practice has been and continues to be to cooperate with these bodies and to be responsive to any such requests.

The number of these inquiries and the volume of related information demands continue to increase and therefore continue to increase the time, costs and resources we must dedicate to timely respond to these requests and may, depending on their outcome, result in payments of restitution, fines and penalties.

Certain Cases

On March 18, 2011, an education loan borrower filed a putative class action complaint against SLM Corporation as it existed prior to the Spin-Off (“Old SLM”) in the U.S. District Court for the Northern District of California. The complaint was captioned Tina M. Ubaldi v. SLM Corporation et. al. The plaintiff brought the complaint on behalf of a putative class consisting of other similarly situated California borrowers. The complaint alleged, among other things, that Old SLM’s practice of charging late fees that were proportional to the amount of missed payments constituted liquidated damages in violation of California law and that Old SLM engaged in unfair business practices by charging daily interest on private educational loans. Plaintiffs subsequently amended their complaint to include usury claims under California state law and to seek restitution of late charges and interest paid by members of the putative class and other relief. In the fourth quarter of 2016, the parties reached a settlement in principle that would resolve the Ubaldi matter, as well as the related lawsuit of Marlene Blyden v. Navient Corporation, et al. A reserve was established for this matter as of December 31, 2016. Plaintiffs filed on September 25, 2017, an Amended Motion for Preliminary Approval of Settlement. This motion awaits action by the Court. While we cannot provide any assurances that the Court will ultimately approve the proposed settlement, we do not believe that the financial impact of the final settlement, if any, will be material. The Company agreed to settle these matters to avoid the burden, expense, risk, and uncertainty of continued litigation.

During the first quarter of 2016, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. The plaintiffs filed their amended and consolidated complaint in September 2016. In September 2017, the Court granted the Navient defendants’ motion and dismissed the complaint in its entirety with leave to amend. The plaintiffs filed a second amended complaint with the court on November 17, 2017. The Navient defendants deny the allegations and intend to vigorously defend against the allegation in this lawsuit and anticipate filing their motion to dismiss prior to the applicable deadline. Additionally, two putative class actions have been filed in the U.S. District Court for the District of New Jersey captioned Eli Pope v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian Lown, and Melvin Gross v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian M. Lown, both of which allege violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These cases have been consolidated and we anticipate a consolidated amended complaint will be filed in early 2018. The Company denies the allegations and intends to vigorously defend itself.

The Company has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws including the Telephone Consumer Protection Act (“TCPA”), the Consumer Financial Protection Act of 2010 (“CFPA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and various other state consumer protection laws.

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the CFPA, the FCPA, FCRA, FDCPA and various state consumer protection laws. On October 5, 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC, containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. We refer to the Illinois Attorney General, the Pennsylvania Attorney General and the Washington Attorney General collectively as the “Attorneys General.” We intend to vigorously defend against the allegations in each of these cases. For additional information on these civil actions, please refer to section entitled “Regulatory Matters” below.

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

Regulatory Matters

With respect to alleged civil violations of the Servicemembers Civil Relief Act (the “SCRA”), Navient Solutions LLC (“Solutions’), a wholly owned subsidiary of Navient, and Sallie Mae Bank entered into a consent order with the DOJ in May 2014. The DOJ consent order (the “DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by Solutions from November 28, 2005 until the effective date of the settlement. In the third quarter of 2016, the Company completed the distributions from the fund by distributing the remaining funds to charities approved by the DOJ pursuant to the terms of the order. The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of December 31, 2017, substantially all of this amount had been paid to customers or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until the remaining consent order is lifted or terminates in accordance with its terms in late 2018. The Company believes it has complied with the terms of the DOJ Order.

As previously disclosed, the Company and various of its subsidiaries have been subject to the following investigations and inquiries:

•

In December 2013, Navient received Civil Investigative Demands (“CIDs”) issued by the State of Illinois Office of Attorney General and the State of Washington Office of the Attorney General and multiple other state Attorneys General. According to the CIDs, the investigations were initiated to ascertain whether any practices declared to be unlawful under the Consumer Fraud and Deceptive Business Practices Act have occurred or are about to occur. The Company subsequently received separate but similar CIDs or subpoenas from the Attorneys General of the District of Columbia and Kansas.

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

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the DFPA, FCRA, FDCPA and various state consumer protection laws. On October 5, 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC, alleging violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. These civil actions are related to matters which were covered under the CIDs and the NORA letter discussed above that were previously issued by the CFPB and the Attorneys General. The Company filed its Motion to Dismiss on March 20, 2017 with respect to the Attorneys General actions and on March 24, 2017 with respect to the CFPB action. In relation to the CFPB action, after a hearing, our Motion to Dismiss was denied in full in August 2017. In relation to the Washington action, following a hearing, our Motion to Dismiss was denied in full in July 2017. In relation to the Illinois action, a hearing on our Motion to Dismiss was held on July 18, 2017 and no ruling has been issued as of the date of this Form 10-K. In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the Attorneys General.  In relation to the Pennsylvania Attorney General lawsuit, the Company filed its Motion to Dismiss on December 22, 2017. This motion has not been heard by the court. As the Company has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. As stated above, we intend to vigorously defend against the allegations in each of these cases.

In addition, Navient and its subsidiaries are subject to examination or regulation by the SEC, CFPB, FFIEC, ED and various state agencies as part of its ordinary course of business. Items or matters similar to or different from those described above may arise during the course of those examinations. We also routinely receive inquiries or requests from various regulatory entities or bodies or government agencies concerning our business or our assets. Generally, the Company endeavors to cooperate with each such inquiry or request.

Under the terms of the Separation Agreement, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the terms, conditions and limitations set forth in the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above, other than fines or penalties directly levied against Sallie Mae Bank and other matters specifically excluded. Navient has no additional reserves related to indemnification matters with SLM BankCo as of December 31, 2017.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. On September 25, 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG on August 3, 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. In August 2016, we filed our notice of appeal relating to this Final Audit Determination to the Administrative Actions and Appeals Service Group of ED. A hearing on this matter was held in April 2017 and a ruling has not yet been issued. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 as part of the total reserve for pending regulatory matters discussed previously and does not believe, at this time, that an adverse ruling would have a material effect on the Company as a whole.

Item 4.	Mine Safety Disclosures

N/A

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ under the symbol NAVI. As of January 31, 2018, there were 263,388,482 shares of our common stock outstanding and 341 holders of record.

The following table presents the high and low sales prices for Navient’s common stock for each quarter within the two most recent fiscal years.

	Sales Price
	High	Low
2017
1st Quarter (Jan 1 — Mar 31, 2017)	$17.05	$13.67
2nd Quarter (May 1 — Jun 30, 2017)	16.97	13.36
3rd Quarter (Jul 1 — Sep 30, 2017)	16.93	13.09
4th Quarter (Oct 1 — Dec 31, 2017)	15.10	11.48
2016
1st Quarter (Jan 1 — Mar 31, 2016)	$12.60	$8.20
2nd Quarter (May 1 — Jun 30, 2016)	14.00	11.01
3rd Quarter (Jul 1 — Sep 30, 2016)	14.82	11.53
4th Quarter (Oct 1 — Dec 31, 2016)	17.95	12.66

We paid quarterly cash dividends on our common stock of $0.16 per share for each quarter of 2016 and 2017.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of shares of our common stock in the three months ended December 31, 2017.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
Oct 1 – Oct 31, 2017	—	$—	—	$160
Nov 1 – Nov 30, 2017	—	—	—	160
Dec 1 – Dec 31, 2017	.1	12.76	—	160
Total fourth quarter	.1	$12.76	—	160

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

Stock Performance

The following performance graph compares the monthly dollar change in our cumulative total shareholder return on our common stock to that of the S&P 500 Financials Index and the S&P 500 following the Spin-Off on April 30, 2014. The graph assumes a base investment of $100 at May 1, 2014 and reinvestment of dividends through December 31, 2017.

Cumulative Total Stockholder Return since Spin-Off

Company/Index	5/1/14	12/31/14	12/31/15	12/31/16	12/31/17
Navient Corporation	$100.0	$130.4	$72.1	$108.3	$92.0
S&P 500 Financials Index	100.0	113.9	112.1	137.7	168.1
S&P 500	100.0	110.9	112.4	125.8	153.3

Source: Bloomberg Total Return Analysis

Item 6.	Selected Financial Data.

Selected Financial Data 2013-2017

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

	2017	2016	2015	2014	2013
Operating Data:
Net interest income	$1,412	$1,705	$2,221	$2,667	$3,167
Net income (loss) attributable to Navient Corporation:
Continuing operations, net of tax	$292	$681	$983	$1,137	$1,312
Discontinued operations, net of tax	—	—	1	—	106
Net income (loss) attributable to Navient Corporation(1)	$292	$681	$984	$1,137	$1,418
Basic earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$1.06	$2.15	$2.62	$2.71	$2.94
Discontinued operations	—	—	—	—	.24
Total(1)	$1.06	$2.15	$2.62	$2.71	$3.18
Diluted earnings (loss) per common share attributable to Navient Corporation:
Continuing operations	$1.04	$2.12	$2.58	$2.66	$2.89
Discontinued operations	—	—	—	—	.23
Total(1)	$1.04	$2.12	$2.58	$2.66	$3.12
Dividends per common share attributable to Navient Corporation common shareholders	$.64	$.64	$.64	$.60	$.60
Return on common stockholders’ equity	8%	18%	25%	26%	29%
Net interest margin	1.24	1.38	1.64	1.89	1.98
Return on assets	.26	.55	.73	.80	.89
Dividend payout ratio	62	30	25	23	19
Average equity/average assets	3.04	2.90	2.82	3.12	3.28
Balance Sheet Data:
Education loans, net	$105,122	$111,070	$122,796	$134,241	$142,043
Total assets	114,991	121,136	134,046	146,299	159,501
Total borrowings	109,783	114,702	127,403	139,529	150,443
Total Navient Corporation stockholders’ equity	3,454	3,699	3,909	4,144	5,595
Book value per common share	13.13	12.72	11.22	10.32	11.73

(1)

Results include $208 million of DTA Remeasurement Loss in 2017 in connection with the enactment of the TCJA in December 2017. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures – Income Tax Expense” for further discussion.

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

	Years Ended December 31,
(In millions, except per share data)	2017	2016	2015
GAAP Basis
Net income attributable to Navient Corporation(1)	$292	$681	$984
Diluted earnings per common share attributable to Navient Corporation(1)	$1.04	$2.12	$2.58
Weighted average shares used to compute diluted earnings per share	281	322	382
Net interest margin, FFELP Loans(2)	.80%	.98%	1.22%
Net interest margin, Private Education Loans(2)	3.38%	3.36%	3.61%
Return on assets	.26%	.55%	.73%
Ending FFELP Loans, net	$81,703	$87,730	$96,402
Ending Private Education Loans, net	23,419	23,340	26,394
Ending total education loans, net	$105,122	$111,070	$122,796
Average FFELP Loans	$84,989	$92,497	$100,421
Average Private Education Loans	23,762	25,361	28,803
Average total education loans	$108,751	$117,858	$129,224
“Core Earnings” Basis(3)
Net income attributable to Navient Corporation(1)	$251	$587	$681
Diluted earnings per common share attributable to Navient Corporation(1)	$.89	$1.82	$1.79
Weighted average shares used to compute diluted earnings per share	281	322	382
Net interest margin, FFELP Loans(2)	.79%	.85%	.84%
Net interest margin, Private Education Loans(2)	3.33%	3.41%	3.67%
Return on assets	.22%	.48%	.50%
Ending FFELP Loans, net	$81,703	$87,730	$96,402
Ending Private Education Loans, net	23,419	23,340	26,394
Ending total education loans, net	$105,122	$111,070	$122,796
Average FFELP Loans	$84,989	$92,497	$100,421
Average Private Education Loans	23,762	25,361	28,803
Average total education loans	$108,751	$117,858	$129,224

(1)

Results include $208 million and $224 million of DTA Remeasurement Loss in 2017 on a GAAP and “Core Earnings” basis, respectively, in connection with the enactment of the “Tax Cuts and Jobs Acts” (“TCJA”) in December 2017. See “Key Financial Measures – Income Tax Expense” for further discussion.

(2)

In 2017, there was a net $28 million decrease in net interest income due to a cumulative adjustment related to an increase in prepayment speed assumptions used to amortize loan premiums and discounts. The FFELP Loan portfolio had a $34 million acceleration of premium (expense) which lowered the FFELP Loan net interest margin by 4 basis points in 2017. The Private Education Loan portfolio had a $6 million acceleration of discount (revenue) which increased the Private Education Loan net interest margin by 2 basis points in 2017.

(3)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the year ended December 31, 2017.

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

Private Education Loans Segment

In this segment, we originate, acquire, finance, and service Private Education Loans. In 2017, we began originating Private Education Refinance Loans. Private Education Loans primarily bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or students’ and families’ resources. They also allow borrowers to refinance existing education loans at a lower rate. Originations and acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow over the remaining life of the portfolio.

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

Other

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, our corporate liquidity portfolio, unallocated overhead, restructuring/other reorganization expenses, regulatory-related costs, and the deferred tax asset remeasurement loss recognized due to the enactment of the TCJA in the fourth quarter of 2017. We also include results from certain smaller wind-down operations within this segment.

Key Financial Measures

Our operating results are primarily driven by net interest income, provisions for loan losses and expenses incurred in our education loan portfolios; the revenues and expenses generated by our servicing, asset recovery and business processing businesses; gains and losses on loan sales and debt repurchases; and income tax expense. A brief summary of our key financial measures are listed below.

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

FFELP Loans Segment

Net interest income will be the primary source of net income generated by this segment. We expect this portfolio to have an amortization period in excess of 20 years with a 7-year remaining weighted average life. Interest earned on our FFELP Loans is primarily indexed to daily one-month LIBOR and our cost of funds is primarily indexed to rates other than daily one-month LIBOR, creating the possibility of basis and repricing risk related to these assets. The FFELP Loans segment’s “Core Earnings” net interest margin was 0.79 percent in 2017 compared with 0.85 percent in 2016. At December 31, 2017, 84 percent of our FFELP Loan portfolio was funded to term with non-recourse, long-term securitization debt. As of December 31, 2017, we had $81.7 billion of FFELP Loans outstanding, compared with $87.7 billion outstanding at December 31, 2016.

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

Private Education Loans Segment

Net interest income will be the primary source of net income generated by this segment. We expect this portfolio to have an amortization period in excess of 20 years with a 6-year remaining weighted average life. Interest earned on our Private Education Loans is generally indexed to either Prime or one-month LIBOR rates and our cost of funds is primarily indexed to one-month or three-month LIBOR, creating the possibility of basis and repricing risk related to these assets. The Private Education Loans segment’s “Core Earnings” net interest margin was 3.33 percent in 2017 compared with 3.41 percent in 2016. At December 31, 2017, 55 percent of our Private Education Loan portfolio was funded to term with non-recourse, long-term securitization debt. As of December 31, 2017, we had $23.4 billion of Private Education Loans outstanding, compared with $23.3 billion outstanding at December 31, 2016.

Provisions for Loan Losses

Management estimates and maintains an allowance for loan losses at a level sufficient to cover charge-offs expected over the next two years, plus an additional allowance to cover life-of-loan expected losses for loans classified as a troubled debt restructuring (“TDR”). The provision for loan losses increases the related allowance for loan losses. Generally, the provision for loan losses rises when future charge-offs are expected to increase and falls when future charge-offs are expected to decline. Our loss exposure and resulting provision for loan losses is small for FFELP Loans because we generally bear a maximum of 3 percent loss exposure on defaults. We bear the full credit exposure on our Private Education Loans. Our provision for loan losses in our FFELP Loans segment was $42 million in 2017 compared with $43 million in 2016. Losses in our Private Education Loans segment are determined by risk characteristics, such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning
(number of months a payment has been made by a customer), underwriting criteria (e.g., credit scores), existence of a cosigner and the current economic environment. Our provision for loan losses in our Private Education Loans segment was $382 million in 2017 compared with $383 million in 2016.

Charge-Offs and Delinquencies

When we conclude a loan is uncollectible, the unrecoverable portion of the loan is charged against the allowance for loan losses in the applicable segment. Charge-off data provides relevant information with respect to the performance of our loan portfolios. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency. The Private Education Loans segment’s charge-offs decreased to $443 million in 2017, down $70 million from $513 million in 2016. Delinquencies are a very important indicator of the potential future credit performance. Private Education Loan delinquencies decreased to $1.3 billion in 2017, down $310 million from $1.6 billion in 2016. The FFELP Loans segment’s charge-offs decreased to $49 million in 2017 compared with $54 million in 2016.

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

Operating Expenses

The operating expenses reported for our Private Education Loans and Business Services segments are those that are directly attributable to the generation of revenues by those segments. The operating expenses for the FFELP Loans segment primarily represent an intercompany servicing charge from the Business Services segment and do not reflect our actual underlying costs incurred to service the loans. We include unallocated corporate overhead expenses and certain information technology costs (together referred to as “Overhead”) as well as restructuring/other reorganization and regulatory-related costs in our Other segment. Overhead expenses primarily include executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, stock-based compensation expense and certain information technology and infrastructure costs. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with regulatory matters.

Income Tax Expense

The TCJA, enacted on December 22, 2017, made significant changes to all aspects of income taxation, including a reduction to the corporate federal statutory tax rate.  GAAP requires the effects of the TCJA to be recognized in the period the law is enacted, even though the effective date of the law for most provisions is January 1, 2018.  The primary impact to us is the reduction to the corporate federal statutory tax rate from 35 percent to 21 percent as of January 1, 2018.  This rate reduction required us to remeasure our deferred tax asset at December 31, 2017, at the 21 percent corporate federal statutory tax rate and resulted in a DTA Remeasurement Loss of $208 million for GAAP and $224 million for “Core Earnings,” which is reflected as incremental income tax expense in 2017.  This non-cash remeasurement adjustment is included in the Other segment.  Future periods’ income tax expense will be significantly benefitted as our corporate federal statutory tax rate will be 21 percent compared to 35 percent previously.

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

2017 Summary of Results

2017 GAAP net income was $292 million ($1.04 diluted earnings per share), versus net income of $681 million ($2.12 diluted earnings per share) in the prior year. The changes in GAAP net income are impacted by the same “Core Earnings” items discussed below, as well as changes in net income attributable to (1) restructuring and reorganization expense incurred in connection with the spin-off of Navient from SLM Corporation on April 30, 2014, (2) unrealized, mark-to-market gains/losses on derivatives and (3) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP but have not been included in “Core Earnings” results. In 2017, GAAP results included gains of $45 million from derivative accounting treatment that are excluded from “Core Earnings” results, compared with gains of $212 million in the prior year. See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” for a complete reconciliation between GAAP net income and “Core Earnings.”

“Core Earnings” for the year were $251 million ($0.89 diluted “Core Earnings” per share), compared with $587 million ($1.82 diluted “Core Earnings” per share) for 2016. The decrease in 2017 diluted “Core Earnings” per share compared with 2016 was primarily the result of the $224 million DTA Remeasurement Loss, $29 million of restructuring expenses and a $224 million reduction in net interest income primarily due to the amortization of the portfolio. Excluding the DTA Remeasurement Loss of $224 million and restructuring and regulatory-related expenses of $43 million, full-year 2017 “Core Earnings” net income was $502 million ($1.79 diluted “Core Earnings” per share) compared with full-year 2016 “Core Earnings” net income of $597 million ($1.86 diluted “Core Earnings” per share), excluding regulatory-related expenses of $17 million.

During 2017, we:

•	acquired $10 billion of education loans;
•	issued $5.7 billion of FFELP asset-backed securities (“ABS”) and $662 million of Private Education Loan ABS;
•	extended the maturity date of our FFELP asset-backed commercial paper (“ABCP”) facility from March 2018 to April 2019 and increased the maximum financing amount from $6.75 billion to $7.75 billion;
•	extended the maturity date of our Private Education Loan ABCP facility from June 2017 to June 2018, and closed on a new $2.0 billion Private Education Loan ABCP facility that matures in June 2020;
•	closed on four new Private Education Loan ABS repurchase facilities totaling $1.5 billion;
•	issued $1.6 billion in unsecured debt;
•	retired or repurchased $1.5 billion of our senior unsecured debt;
•	repurchased 29.6 million common shares for $440 million;
•	paid $176 million in common dividends;
•	acquired Duncan Solutions, a transportation revenue management company serving municipalities and toll authorities; and
•	acquired Earnest, a leading financial technology and education finance company.

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

GAAP Consolidated Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
(Dollars in millions, except per share amounts)	2017	2016	2015	$	%	$	%
Interest income
FFELP Loans	$2,693	$2,528	$2,524	$165	7%	$4	—%
Private Education Loans	1,634	1,587	1,756	47	3	(169)	(10)
Other loans	13	9	7	4	44	2	29
Cash and investments	43	22	8	21	95	14	175
Total interest income	4,383	4,146	4,295	237	6	(149)	(3)
Total interest expense	2,971	2,441	2,074	530	22	367	18
Net interest income	1,412	1,705	2,221	(293)	(17)	(516)	(23)
Less: provisions for loan losses	426	429	581	(3)	(1)	(152)	(26)
Net interest income after provisions for loan losses	986	1,276	1,640	(290)	(23)	(364)	(22)
Other income (loss):
Servicing revenue	290	304	340	(14)	(5)	(36)	(11)
Asset recovery and business processing revenue	475	390	367	85	22	23	6
Other income	9	7	17	2	29	(10)	(59)
Gains (losses) on sales of loans and investments	3	—	(9)	3	100	9	(100)
Gains (losses) on debt repurchases	(3)	1	21	(4)	(400)	(20)	(95)
Gains (losses) on derivative and hedging activities, net	22	117	166	(95)	(81)	(49)	(30)
Total other income	796	819	902	(23)	(3)	(83)	(9)
Expenses:
Operating expenses	966	951	918	15	2	33	4
Goodwill and acquired intangible assets impairment and amortization expense	23	36	12	(13)	(36)	24	200
Restructuring/other reorganization expenses	29	—	32	29	100	(32)	(100)
Total expenses	1,018	987	962	31	3	25	3
Income from continuing operations, before income tax expense	764	1,108	1,580	(344)	(31)	(472)	(30)
Income tax expense	472	427	597	45	11	(170)	(28)
Net income from continuing operations	292	681	983	(389)	(57)	(302)	(31)
Income from discontinued operations, net of tax expense	—	—	1	—	—	(1)	(100)
Net income attributable to Navient Corporation	$292	$681	$984	$(389)	(57)%	$(303)	(31)%
Basic earnings per common share attributable to Navient Corporation	$1.06	$2.15	$2.62	$(1.09)	(51)%	$(.47)	(18)%
Diluted earnings per common share attributable to Navient Corporation	$1.04	$2.12	$2.58	$(1.08)	(51)%	$(.46)	(18)%
Dividends per common share	$.64	$.64	$.64	$—	—%	$—	—%

Consolidated Earnings Summary — GAAP basis

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

For the year ended December 31, 2017, net income was $292 million, or $1.04 diluted earnings per common share, compared with net income of $681 million, or $2.12 diluted earnings per common share, for the year ended December 31, 2016. The decrease in net income was primarily due to a $293 million decrease in net interest income, a $95 million decrease in net gains on derivative and hedging activities, a $29 million increase in restructuring/other reorganization expenses and a $208 million DTA Remeasurement Loss. This was partially offset by an $85 million increase in asset recovery and business processing revenue.

The primary contributors to each of the identified drivers of changes in net income for the current period compared with the year-ago period are as follows:

•

Net interest income decreased by $293 million, primarily as a result of the amortization of the education loan portfolio and a decline in the net interest margin. The decline in net interest margin was primarily due to higher funding credit spreads, a reduction in floor income due to the increase in interest rates, and the $28 million cumulative adjustment recorded in 2017 related to an increase in prepayment speed assumptions used to amortize loan premiums and discounts. The $28 million net cumulative adjustment was comprised of a $34 million acceleration of premium (expense) in the FFELP Loan portfolio and a $6 million acceleration of discount (revenue) in the Private Education Loan portfolio.

•

Asset recovery and business processing revenue increased $85 million primarily due to the recognition of $47 million of previously deferred asset recovery revenue, net of a reserve, related to loans for which the Company performs default aversion services. In connection with providing these services, a fee is received when a loan is initially placed with us and we provide the services for the remaining life of the loan for no additional fee. As a result, in accordance with GAAP, the fee was deferred net of estimated rebates, and recognized as revenue as it was earned over the expected lives of the related loans. In the third quarter of 2017, the Company was notified that it would no longer perform these services after 2017 due to the termination of the related contract as of December 31, 2017. In accordance with GAAP, we recognized this previously deferred revenue during the third quarter of 2017 to reflect a shortened period over which it is expected to be earned. In addition, there was also an increase in non-education related revenue.

•

Net gains on derivative and hedging activities decreased $95 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

In 2017 and 2016, we recorded regulatory-related costs of $14 million and $17 million, respectively. Excluding these regulatory-related costs, operating expenses were $952 million, an $18 million increase from 2016. The increase was primarily due to an increase in operating costs related to Duncan Solutions (acquired in July 2017) and to Earnest (acquired in November 2017).

•

During the fourth quarter of 2017, the Company incurred $29 million of restructuring/other reorganization expenses in connection with an effort that will reduce costs and improve operating efficiency. These charges were due primarily to severance-related costs.

•

The effective income tax rates for 2017 and 2016 were 62 percent and 39 percent, respectively.  The increase in the effective income tax rate was primarily the result of the $208 million DTA Remeasurement Loss in connection with the enactment of the TCJA on December 22, 2017.  GAAP requires the effects of the TCJA to be recognized in the period the law is enacted, even though the effective date of the law for most provisions is January 1, 2018.  The primary impact to us was a reduction to corporate federal statutory tax rate from 35 percent to 21 percent as of January 1, 2018.  This required us to remeasure our DTA at December 31, 2017, at the 21 percent corporate federal statutory tax rate.  This remeasurement resulted in a reduction of the DTA by $208 million for GAAP which is reflected as incremental income tax expense in 2017.

We repurchased 29.6 million and 59.6 million shares of our common stock during the years ended December 31, 2017 and 2016, respectively, as part of our common share repurchase programs. As a result, our average outstanding diluted shares decreased by 41 million common shares (or 13 percent) from the year-ago period.

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

	Year Ended December 31, 2017
		Private				Total	Adjustments
(Dollars in millions)	FFELP Loans	Education Loans	Business Services	Other	Eliminations(1)	“Core Earnings”	Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)	Total GAAP
Interest income:
Education loans	$2,679	$1,634	$—	$—	$—	$4,313	$69	$(55)	$14	$4,327
Other loans	—	—	—	13	—	13	—	—	—	13
Cash and investments	30	4	—	9	—	43	—	—	—	43
Total interest income	2,709	1,638	—	22	—	4,369	69	(55)	14	4,383
Total interest expense	2,016	825	—	149	—	2,990	(8)	(11)	(19)	2,971
Net interest income (loss)	693	813	—	(127)	—	1,379	77	(44)	33	1,412
Less: provisions for loan losses	42	382	—	2	—	426	—	—	—	426
Net interest income (loss) after provisions for loan losses	651	431	—	(129)	—	953	77	(44)	33	986
Other income (loss):
Servicing revenue	49	10	579	—	(348)	290	—	—	—	290
Asset recovery and business processing revenue	—	—	475	—	—	475	—	—	—	475
Other income	—	—	—	19	—	19	(77)	89	12	31
Gains on sales of loans and investments	—	—	—	3	—	3	—	—	—	3
Losses on debt repurchases	—	—	—	(3)	—	(3)	—	—	—	(3)
Total other income (loss)	49	10	1,054	19	(348)	784	(77)	89	12	796
Expenses:
Direct operating expenses	357	165	527	27	(348)	728	—	—	—	728
Overhead expenses	—	—	—	238	—	238	—	—	—	238
Operating expenses	357	165	527	265	(348)	966	—	—	—	966
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	23	23	23
Restructuring/other reorganization expenses	—	—	—	29	—	29	—	—	—	29
Total expenses	357	165	527	294	(348)	995	—	23	23	1,018
Income (loss) before income tax expense (benefit)	343	276	527	(404)	—	742	—	22	22	764
Income tax expense (benefit)(3)	124	99	190	78	—	491	—	(19)	(19)	472
Net income (loss)	$219	$177	$337	$(482)	$—	$251	$—	$41	$41	$292

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$33	$—	$33
Total other income (loss)	12	—	12
Goodwill and acquired intangible asset impairment and amortization	—	23	23
Total “Core Earnings” adjustments to GAAP	$45	$(23)	22
Income tax expense (benefit)			(19)
Net income (loss)			$41

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment with the impact of the DTA Remeasurement Loss included in the Other segment.

	Year Ended December 31, 2016
		Private				Total	Adjustments
(Dollars in millions)	FFELP Loans	Education Loans	Business Services	Other	Eliminations(1)	“Core Earnings”	Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)	Total GAAP
Interest income:
Education loans	$2,395	$1,587	$—	$—	$—	$3,982	$247	$(114)	$133	$4,115
Other loans	—	—	—	9	—	9	—	—	—	9
Cash and investments	16	2	—	4	—	22	—	—	—	22
Total interest income	2,411	1,589	—	13	—	4,013	247	(114)	133	4,146
Total interest expense	1,592	705	—	113	—	2,410	31	—	31	2,441
Net interest income (loss)	819	884	—	(100)	—	1,603	216	(114)	102	1,705
Less: provisions for loan losses	43	383	—	3	—	429	—	—	—	429
Net interest income (loss) after provisions for loan losses	776	501	—	(103)	—	1,174	216	(114)	102	1,276
Other income (loss):
Servicing revenue	55	14	624	—	(389)	304	—	—	—	304
Asset recovery and business processing revenue	—	—	390	—	—	390	—	—	—	390
Other income	—	—	—	14	—	14	(216)	326	110	124
Gains on debt repurchases	—	—	—	1	—	1	—	—	—	1
Total other income (loss)	55	14	1,014	15	(389)	709	(216)	326	110	819
Expenses:
Direct operating expenses	401	167	524	28	(389)	731	—	—	—	731
Overhead expenses	—	—	—	220	—	220	—	—	—	220
Operating expenses	401	167	524	248	(389)	951	—	—	—	951
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	36	36	36
Restructuring/other reorganization expenses	—	—	—	—	—	—	—	—	—	—
Total expenses	401	167	524	248	(389)	951	—	36	36	987
Income (loss) before income tax expense (benefit)	430	348	490	(336)	—	932	—	176	176	1,108
Income tax expense (benefit)(3)	158	129	182	(124)	—	345	—	82	82	427
Net income (loss)	$272	$219	$308	$(212)	$—	$587	$—	$94	$94	$681

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2016
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$102	$—	$102
Total other income (loss)	110	—	110
Goodwill and acquired intangible asset impairment and amortization	—	36	36
Total “Core Earnings” adjustments to GAAP	$212	$(36)	176
Income tax expense (benefit)			82
Net income (loss)			$94

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment with the impact of the DTA Remeasurement Loss included in the Other segment.

	Year Ended December 31, 2015
							Adjustments
(Dollars in millions)	FFELP Loans	Private Education Loans	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)	Total GAAP
Interest income:
Education loans	$2,112	$1,756	$—	$—	$—	$3,868	$650	$(238)	$412	$4,280
Other loans	—	—	—	7	—	7	—	—	—	7
Cash and investments	6	—	—	2	—	8	—	—	—	8
Total interest income	2,118	1,756	—	9	—	3,883	650	(238)	412	4,295
Total interest expense	1,245	680	—	112	—	2,037	37	—	37	2,074
Net interest income (loss)	873	1,076	—	(103)	—	1,846	613	(238)	375	2,221
Less: provisions for loan losses	46	538	—	(3)	—	581	—	—	—	581
Net interest income (loss) after provisions for loan losses	827	538	—	(100)	—	1,265	613	(238)	375	1,640
Other income (loss):
Servicing revenue	95	21	651	—	(427)	340	—	—	—	340
Asset recovery and business processing revenue	—	—	367	—	—	367	—	—	—	367
Other income	—	—	4	11	—	15	(613)	781	168	183
Gains (losses) on sales of loans and investments	12	(21)	—	—	—	(9)	—	—	—	(9)
Gains on debt repurchases	—	—	—	21	—	21	—	—	—	21
Total other income (loss)	107	—	1,022	32	(427)	734	(613)	781	168	902
Expenses:
Direct operating expenses	443	168	485	30	(427)	699	—	—	—	699
Overhead expenses	—	—	—	219	—	219	—	—	—	219
Operating expenses	443	168	485	249	(427)	918	—	—	—	918
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	12	12	12
Restructuring/other reorganization expenses	—	—	—	—	—	—	—	32	32	32
Total expenses	443	168	485	249	(427)	918	—	44	44	962
Income (loss) from continuing operations, before income tax expense (benefit)	491	370	537	(317)	—	1,081	—	499	499	1,580
Income tax expense (benefit)(3)	183	137	199	(118)	—	401	—	196	196	597
Net income (loss) from continuing operations	308	233	338	(199)	—	680	—	303	303	983
Income from discontinued operations, net of tax expense	—	—	—	1	—	1	—	—	—	1
Net income (loss)	$308	$233	$338	$(198)	$—	$681	$—	$303	$303	$984

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$375	$—	$375
Total other income (loss)	—	168	—	168
Goodwill and acquired intangible asset impairment and amortization	—	—	12	12
Restructuring/other reorganization expenses	32	—	—	32
Total “Core Earnings” adjustments to GAAP	$(32)	$543	$(12)	499
Income tax expense (benefit)				196
Net income (loss)				$303

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment with the impact of the DTA Remeasurement Loss included in the Other segment.

Differences between “Core Earnings” and GAAP

The following discussion summarizes the differences between “Core Earnings” and GAAP net income and details each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
“Core Earnings” net income attributable to Navient Corporation	$251	$587	$681
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off	—	—	(32)
Net impact of derivative accounting	45	212	543
Net impact of goodwill and acquired intangible assets	(23)	(36)	(12)
Net income tax effect	19	(82)	(196)
Total “Core Earnings” adjustments to GAAP	41	94	303
GAAP net income attributable to Navient Corporation	$292	$681	$984

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

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
SLM BankCo net income, before income tax expense	$—	$—	$—
Restructuring and reorganization expense in connection with the Spin-Off	—	—	(32)
Total net impact of SLM BankCo, before income tax expense	$—	$—	$(32)

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

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$22	$117	$166
Plus: Realized losses on derivative and hedging activities, net(1)	77	216	613
Unrealized gains (losses) on derivative and hedging activities, net(2)	99	333	779
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(55)	(114)	(238)
Other derivative accounting adjustments(3)	1	(7)	2
Total net impact of derivative accounting	$45	$212	$543

(1)

See the section titled “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains (losses) on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Floor Income Contracts	$150	$297	$557
Basis swaps	(6)	2	42
Foreign currency hedges	(25)	40	129
Other	(20)	(6)	51
Total unrealized gains (losses) on derivative and hedging activities, net	$99	$333	$779

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

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(69)	$(247)	$(650)
Net settlement income on interest rate swaps reclassified to net interest income	(8)	31	37
Total reclassifications of realized losses on derivative and hedging activities	$(77)	$(216)	$(613)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of December 31, 2017, derivative accounting has increased GAAP equity by approximately $5 million as a result of cumulative net unrealized gains (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net gains and losses related to derivative accounting.

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Beginning impact of derivative accounting on GAAP equity	$(90)	$(281)	$(553)
Net impact of net unrealized gains/(losses) under derivative accounting(1)	95	191	272
Ending impact of derivative accounting on GAAP equity	$5	$(90)	$(281)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Total pre-tax net impact of derivative accounting recognized in net income(a)	$45	$212	$543
Tax impact of derivative accounting adjustment recognized in net income	(5)	(78)	(211)
Change in unrealized gains on derivatives, net of tax recognized in Other Comprehensive Income	55	57	(60)
Net impact of net unrealized gains (losses) under derivative accounting	$95	$191	$272

(a)  See “‘Core Earnings’ derivative adjustments” table above.

Hedging Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods. As of December 31, 2017, the remaining amortization term of the net floor premiums was approximately 4.5 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on the effective portion of these hedges are recorded in accumulated other comprehensive income and gains and losses on the ineffective portion are recorded immediately to earnings. Hedged Floor Income from these cash flow hedges that has not been recognized into “Core Earnings” and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in “Core Earnings” and GAAP in future periods and is presented net of tax. As of December 31, 2017, the remaining hedged period is approximately 5 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

	December 31,
(Dollars in millions)	2017(1)	2016	2015
Unamortized net Floor premiums (net of tax)	$(168)	$(147)	$(145)
Unrecognized hedged Floor Income related to pay-fixed rate swaps (net of tax)	(703)	(551)	(342)
Total(2)(3)	$(871)	$(698)	$(487)

(1)

Adjusted to reflect a 23 percent effective tax rate as of December 31, 2017.  Prior periods reflect a 37 percent effective tax rate. See “Key Financial Measures – Income Tax Expense” for further discussion.

(2)	$(1.1) billion, $(1.1) billion and $(773) million on a pre-tax basis as of December 31, 2017, 2016 and 2015, respectively.
(3)	Of the $871 million as of December 31, 2017, approximately $238 million, $218 million and $189 million will be recognized as part of “Core Earnings” in 2018, 2019 and 2020, respectively.

3) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
“Core Earnings” goodwill and acquired intangible asset adjustments	$(23)	$(36)	$(12)

Business Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
“Core Earnings” interest income:
FFELP Loans	$2,679	$2,395	$2,112	12%	13%
Cash and investments	30	16	6	88	167
Total “Core Earnings” interest income	2,709	2,411	2,118	12	14
Total “Core Earnings” interest expense	2,016	1,592	1,245	27	28
Net “Core Earnings” interest income	693	819	873	(15)	(6)
Less: provision for loan losses	42	43	46	(2)	(7)
Net “Core Earnings” interest income after provision for loan losses	651	776	827	(16)	(6)
Servicing revenue	49	55	95	(11)	(42)
Gains on sales of loans and investments	—	—	12	—	(100)
Total other income	49	55	107	(11)	(49)
Direct operating expenses	357	401	443	(11)	(9)
Income before income tax expense	343	430	491	(20)	(12)
Income tax expense	124	158	183	(22)	(14)
“Core Earnings”	$219	$272	$308	(19)%	(12)%

“Core Earnings” were $219 million in 2017, compared with $272 million and $308 million in 2016 and 2015, respectively. The $53 million decrease from 2016 to 2017 was primarily the result of a $126 million decrease in net interest income resulting primarily from the amortization of the portfolio and a decrease in net interest margin, partially offset by a $44 million reduction in operating expenses. The $36 million decrease from 2015 to 2016 was primarily the result of a $54 million decrease in net interest income due to the amortization of the portfolio and a $40 million decrease in servicing revenue due to a benefit recorded in the year-ago period as a result of increasing our recovery expectation on previously assessed late fees. This was partially offset by a $42 million decrease in operating expenses. “Core Earnings” key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
FFELP Loan spread	.87%	.94%	.92%
Net interest margin(1)	.79%	.85%	.84%
Provision for loan losses	$42	$43	$46
Charge-offs	$49	$54	$61
Charge-off rate	.07%	.07%	.08%
Total delinquency rate	12.7%	12.2%	15.2%
Greater than 90-day delinquency rate	6.2%	6.3%	8.2%
Forbearance rate	11.2%	12.9%	15.3%

(1)

In 2017, there was a $34 million decrease in net interest income due to a cumulative adjustment related to an increase in prepayment speed assumptions used to amortize loan premiums. This cumulative adjustment lowered the FFELP Loan net interest margin by 4 basis points in 2017. Excluding the impact of this cumulative adjustment, the FFELP net interest margin would have been 83 percent in 2017.

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP basis FFELP Loan net interest margin.

	Years Ended December 31,
	2017	2016	2015
“Core Earnings” basis FFELP Loan yield	3.59%	2.99%	2.60%
Hedged Floor Income	.38	.28	.24
Unhedged Floor Income	.08	.22	.15
Consolidation Loan Rebate Fees	(.67)	(.65)	(.64)
Repayment Borrower Benefits	(.11)	(.11)	(.11)
Premium amortization	(.12)	(.14)	(.14)
“Core Earnings” basis FFELP Loan net yield	3.15	2.59	2.10
“Core Earnings” basis FFELP Loan cost of funds	(2.28)	(1.65)	(1.18)
“Core Earnings” basis FFELP Loan spread	.87	.94	.92
“Core Earnings” basis other interest-earning asset spread impact	(.08)	(.09)	(.08)
“Core Earnings” basis FFELP Loan net interest margin(1)	.79%	.85%	.84%
“Core Earnings” basis FFELP Loan net interest margin(1)	.79%	.85%	.84%
Adjustment for GAAP accounting treatment(2)	.01	.13	.38
GAAP basis FFELP Loan net interest margin	.80%	.98%	1.22%

(1)	The average balances of our FFELP Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
FFELP Loans	$84,989	$92,497	$100,421
Other interest-earning assets	3,243	3,505	4,017
Total FFELP Loan “Core Earnings” basis interest- earning assets	$88,232	$96,002	$104,438

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” above.

In 2017 there was a $34 million decrease in net interest income due to a cumulative adjustment related to an increase in prepayment speed assumptions used to amortize loan premiums. This cumulative adjustment lowered the FFELP Loan net interest margin by 4 basis points in 2017. Excluding the impact of this cumulative adjustment, the FFELP Loan net interest margin would have been 83 percent on a “Core Earnings” basis and 84 percent on a GAAP basis in 2017. The FFELP Stafford Loan Constant Prepayment Rate (“CPR”) assumption was increased from 5 percent to 6 percent and the FFELP Consolidation Loan CPR assumption was increased from 3 percent to 4 percent. These CPR assumption increases were primarily a result of increased voluntary payoffs primarily due to an improving economy as well as increased third-party consolidation activity. The remaining decrease in the FFELP net interest margin from 2016 to 2017 was primarily due to higher funding credit spreads and a reduction in floor income due to the increase in interest rates.

The Company acquired $5.7 billion of FFELP Loans in 2017. As of December 31, 2017, our FFELP Loan portfolio totaled $81.7 billion, comprising $28.4 billion of FFELP Stafford Loans and $53.3 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of December 31, 2017 was 5 years and 8 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 6 percent and 4 percent, respectively.

Floor Income

The following table analyzes, on a “Core Earnings” basis, the ability of the FFELP Loans in our portfolio to earn Floor Income after December 31, 2017 and 2016, based on interest rates as of those dates

	December 31, 2017			December 31, 2016
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Education loans eligible to earn Floor Income	$71.7	$9.3	$81.0	$76.4	$10.4	$86.8
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(36.5)	(.7)	(37.2)	(39.5)	(.8)	(40.3)
Less: economically hedged Floor Income	(25.0)	—	(25.0)	(17.6)	—	(17.6)
Education loans eligible to earn Floor Income	$10.2	$8.6	$18.8	$19.3	$9.6	$28.9
Education loans earning Floor Income	$1.0	$—	$1.0	$10.6	$.4	$11.0

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period January 1, 2018 to December 31, 2023.

(Dollars in billions)	2018	2019	2020	2021	2022	2023
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$24.1	$20.4	$17.6	$12.3	$3.9	$.1

Gains on Sales of Loans and Investments

We recorded a $12 million gain on the sale of $412 million of FFELP Loans in 2015. There were no sales in 2016 or 2017.

Operating Expenses — FFELP Loans Segment

Operating expenses for our FFELP Loans segment primarily consist of the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged by the Business Services segment and included in those amounts was $348 million, $389 million and $427 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 42 basis points, 43 basis points and 44 basis points of average FFELP Loans in the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in operating expenses from the prior periods was primarily the result of the decrease in the balance of the portfolio.

Private Education Loans Segment

The following table includes “Core Earnings” results for our Private Education Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
“Core Earnings” interest income:
Private Education Loans	$1,634	$1,587	$1,756	3%	(10)%
Cash and investments	4	2	—	100	—
Total “Core Earnings” interest income	1,638	1,589	1,756	3	(10)
Total “Core Earnings” interest expense	825	705	680	17	4
Net “Core Earnings” interest income	813	884	1,076	(8)	(18)
Less: provision for loan losses	382	383	538	—	(29)
Net “Core Earnings” interest income after provision for loan losses	431	501	538	(14)	(7)
Servicing revenue	10	14	21	(29)	(33)
Losses on sales of loans and investments	—	—	(21)	—	(100)
Total other income	10	14	—	(29)	100
Direct operating expenses	165	167	168	(1)	(1)
Income before income tax expense	276	348	370	(21)	(6)
Income tax expense	99	129	137	(23)	(6)
“Core Earnings”	$177	$219	$233	(19)%	(6)%

“Core Earnings” were $177 million in 2017, compared with $219 million in 2016 and $233 million in 2015. The $42 million decrease from 2016 to 2017 was primarily the result of a $71 million decrease in net interest income resulting primarily from the amortization of the portfolio and a decrease in the net interest margin. The $14 million decrease in 2016 compared to 2015 was primarily the result of a $192 million decrease in net interest income due to the amortization of the portfolio and a decrease in net interest margin, partially offset by a $155 million decrease in the provision for loan losses. 2015 also had a $21 million loss on the sale of $178 million of loans. “Core Earnings” key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Private Education Loan spread	3.54%	3.56%	3.79%
Net interest margin(1)	3.33%	3.41%	3.67%
Provision for loan losses	$382	$383	$538
Net adjustment resulting from the change in the charge-off rate(2)	$—	$—	$330
Net charge-offs remaining	443	513	659
Total net charge-offs	$443	$513	$989
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(2)	2.0%	2.2%	2.6%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment(2)	—%	—%	1.3%
Total delinquency rate	5.8%	7.4%	7.2%
Greater than 90-day delinquency rate	2.6%	3.6%	3.4%
Forbearance rate	3.8%	3.4%	3.8%
Loans in repayment with more than 12 payments made	92%	95%	94%
Cosigner rate	63%	64%	64%

(1)

In 2017, there was a $6 million increase in net interest income due to a cumulative adjustment related to an increase in prepayment speed assumptions used to amortize loan discounts. This cumulative adjustment increased the Private Education Loan net interest margin by 2 basis points in 2017. Excluding the impact  of this cumulative adjustment, the Private Education Loan net interest margin would have been 3.31 percent in 2017.

(2)

In 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

Private Education Loan Net Interest Margin

The following table shows the “Core Earnings” basis Private Education Loan net interest margin along with reconciliation to the GAAP basis Private Education Loan net interest margin before provision for loan losses.

	Years Ended December 31,
	2017	2016	2015
“Core Earnings” basis Private Education Loan yield	6.88%	6.26%	6.10%
“Core Earnings” basis Private Education Loan cost of funds	(3.34)	(2.70)	(2.31)
“Core Earnings” basis Private Education Loan spread	3.54	3.56	3.79
“Core Earnings” basis other interest-earning asset spread impact	(.21)	(.15)	(.12)
“Core Earnings” basis Private Education Loan net interest margin(1)	3.33%	3.41%	3.67%
“Core Earnings” basis Private Education Loan net interest margin(1)	3.33%	3.41%	3.67%
Adjustment for GAAP accounting treatment(2)	.05	(.05)	(.06)
GAAP basis Private Education Loan net interest margin(1)	3.38%	3.36%	3.61%

(1)	The average balances of our Private Education Loan “Core Earnings” basis interest-earning assets for the respective periods are:
	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Private Education Loans	$23,762	$25,361	$28,803
Other interest-earning assets	650	584	548
Total Private Education Loan “Core Earnings” basis interest-earning assets	$24,412	$25,945	$29,351

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting  adjustments. For further discussion of these adjustments, see the section titled “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP.”

In 2017, there was a $6 million increase in net interest income due to a cumulative adjustment related to an increase in prepayment speed assumptions used to amortize loan discounts. This cumulative adjustment increased the Private Education Loan net interest margin by 2 basis points in 2017. Excluding the impact of this cumulative adjustment, the Private Education Loan net interest margin would have been 3.31 percent on a “Core Earnings” basis and 3.36 percent on a GAAP basis in 2017. The CPR assumption was increased from 5 percent to 6 percent primarily as a result of increased voluntary payoffs primarily due to an improving economy as well as increased third-party consolidation activity. Excluding the impact from the cumulative adjustment discussed above, the decline in the net interest margin from prior years primarily is due to higher funding credit spreads, as well as a widening of the asset and related funding interest rate indices.

The Company acquired $4.3 billion of Private Education Loans in 2017. As of December 31, 2017, our Private Education Loan portfolio totaled $23.4 billion. The weighted-average life of this portfolio as of December 31, 2017 was 6 years assuming a CPR of 6 percent.

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

The Company aggregates loans with common risk characteristics into pools and accounts for each pool as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The pools are initially recorded at fair value. The Company recognizes interest income based on each pool’s effective interest rate which is based on our estimate of all cash flows expected to be received and includes an assumption about prepayment rates. The pools are tested quarterly for impairment by re-estimating the future cash flows to be received from the pools. If the new estimated cash flows result in a pool’s effective interest rate increasing, then this new yield is used prospectively over the remaining life of the pool. If the new estimated cash flows result in a pool’s effective interest rate decreasing, the pool is impaired and written down through a valuation allowance to maintain the effective interest rate.  Loans classified as PCI do not have charge-offs reported nor are they reported as Trouble Debt Restructuring (“TDR”) loans.

Based on the credit attributes discussed above, we determined that $261 million principal amount of Private Education Loans acquired in 2017 are accounted for as PCI loans with a fair value and resulting carry value of $101 million as of the acquisition date. As of acquisition, this portfolio’s contractually required payments receivable (the total undiscounted amount of all uncollected contractual principal and interest payments both past due and scheduled for the future, adjusted for prepayments) was $411 million with an estimated accretable yield (income expected to be recognized in future periods) of $108 million. As of December 31, 2017, the carrying amount was $97 million with no valuation allowance recorded.

Purchased Non-Credit Impaired Loans

Loans acquired that do not have evidence of credit deterioration since origination are recorded at fair value with no allowance for loan losses established at the acquisition date. Loan premiums and discounts are amortized as a part of interest income using the interest method under ASC 310-20, “Nonrefundable Fees and Other Costs.” An allowance for loan losses would be established if incurred losses in the loans exceed the remaining unamortized discount recorded at the time of acquisition (i.e., the next two years of expected charge-offs as well as any additional TDR allowance required is greater than the remaining discount). As a result of this policy, to the extent that actual charge-offs exceed any related allowance for loan losses recognized post-acquisition, provision for loan losses is recorded when the loans are charged off. Charge-offs are recorded through the allowance for loan losses. In 2017, we acquired Private Education Loans with unpaid principal balance of $2.8 billion at a discount of $424 million that are accounted for under this policy. No allowance for loan losses has been established for these loans as of December 31, 2017, as the remaining purchased discount associated with the Private Education Loans of $392 million as of December 31, 2017 remains greater than the incurred losses.

Allowance for Private Education Loan Losses

As discussed above, our allowance for Private Education Loan losses does not include PCI loans as those loans are separately reserved for, as needed.  Related to the $2.8 billion of Purchased Non-Credit Impaired Loans acquired in 2017 at a discount, there is no allowance for loan losses established as of December 31, 2017. However, in accordance with our policy described above, there was $9 million of both charge-offs and provision recorded for Purchased Non-Credit Impaired Loans in 2017.

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Allowance at beginning of period	$1,351	$1,471	$1,916
Provision for Private Education Loan losses:
Purchased Non-Credit Impaired Loans, acquired at a discount	9	—	—
Remaining loans	373	383	538
Total provision	382	383	538
Charge-offs:
Purchased Non-Credit Impaired Loans, acquired at a discount	(9)	—	—
Remaining loans:
Net adjustment resulting from the change in the charge-off rate(1)	—	—	(330)
Net charge-offs remaining(2)	(434)	(513)	(659)
Total charge-offs(2)	(443)	(513)	(989)
Reclassification of interest reserve(3)	7	10	11
Loan sales	—	—	(5)
Allowance at end of period(4)	$1,297	$1,351	$1,471
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	2.0%	2.2%	2.6%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment(1)	—%	—%	1.3%
Allowance coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate(1)	2.9	2.6	2.2
Allowance as a percentage of the ending total loans(4)	5.1%	5.4%	5.2%
Allowance as a percentage of ending loans in repayment(4)	5.7%	6.1%	6.0%
Ending total loans(5)	$25,640	$25,148	$28,396
Average loans in repayment	$22,342	$23,275	$25,802
Ending loans in repayment	$22,924	$22,150	$24,502

(1)

In 2015, the portion of the loan amount charged off at default was increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

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

(4)

As discussed above, Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. Related to the Purchased Non-Credit Impaired Loans acquired at a discount, no allowance for loan losses has been established for these loans as of December 31, 2017. As a result, excluding the $3.0 billion of loans acquired in 2017 that are accounted for under these two accounting policies, the allowance as a percentage of the ending total loan balance and the allowance as a percentage of the ending loans in repayment would be 5.7 percent and 6.4 percent as of December 31, 2017, respectively.

(5)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

In establishing the allowance for Private Education Loan losses as of December 31, 2017, we considered several factors with respect to our Private Education Loan portfolio. As discussed above, there is no allowance for loan losses recorded as of December 31, 2017 related to the $3.0 billion of loans purchased in 2017 at a discount.  Excluding the $3.0 billion of Private Education Loans purchased in 2017, there was a 13 percent decrease in Private Education Loans outstanding, total loan delinquencies of $1.2 billion were down $432 million from $1.6 billion in the prior year and loan delinquencies of 90 days or more decreased to $542 million, down $259 million from $801 million in the prior year. Charge-offs decreased to $434 million, down $79 million from $513 million in the prior year. Loans in forbearance increased to $842 million, up $52 million from $790 million in the prior year.

The provision for Private Education Loan losses was $382 million in 2017, down $1 million from 2016. Excluding the $3.0 billion of Private Education Loans purchased in 2017 at a discount, the provision for loan losses decreased $10 million.

Gains (Losses) on Sales of Loans and Investments

We recorded a $21 million loss on the sale of $178 million of Private Education Loans in 2015. There were no sales in 2016 or 2017.

Operating Expenses — Private Education Loans Segment

Operating expenses for our Private Education Loans segment include costs incurred to service and collect on our Private Education Loan portfolio. Operating expenses were $165 million, $167 million and $168 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Business Services Segment

The following tables include “Core Earnings” results for our Business Services segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net interest income after provision	$—	$—	$—	—%	—%
Servicing revenue:
Intercompany loan servicing	348	389	427	(11)	(9)
Third-party loan servicing	210	212	191	(1)	11
Guarantor servicing	21	21	33	—	(36)
Other servicing	—	2	—	(100)	100
Total servicing revenue	579	624	651	(7)	(4)
Asset recovery and business processing revenue	475	390	367	22	6
Other Business Services revenue	—	—	4	—	(100)
Total other income	1,054	1,014	1,022	4	(1)
Direct operating expenses	527	524	485	1	8
Income before income tax expense	527	490	537	8	(9)
Income tax expense	190	182	199	4	(9)
“Core Earnings”	$337	$308	$338	9%	(9)%

“Core Earnings” were $337 million for 2017, compared with $308 million and $338 million in 2016 and 2015, respectively. The $29 million increase from 2016 to 2017 was primarily the result of the recognition of $47 million of previously deferred asset recovery revenue, net of a reserve, due to the termination of the related contract as well as an increase in non-education fee revenue. The $30 million decrease in 2016 from 2015 was primarily the result of the decrease in intercompany loan servicing revenue related to the amortization of the portfolio, lower education loan-related asset recovery revenue in connection with lower volumes, and an increase in legal contingency expense of $17 million. Key segment metrics are as follows:

	As of December 31,
(Dollars in billions)	2017	2016	2015
Number of accounts serviced for ED (in millions)	6.1	6.2	6.3
Total federal loans serviced	$296	$293	$288
Contingent collections receivables inventory:
Education loans	$15.0	$9.9	$10.3
Other	11.4	10.1	9.9
Total contingent collections receivables inventory	$26.4	$20.0	$20.2

Revenues related to services performed on FFELP Loans accounted for 65 percent, 66 percent and 71 percent of total Business Services segment revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

Revenue

Servicing Revenue

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $84 billion, $91 billion and $98 billion for the years ended December 31, 2017, 2016 and 2015, respectively. The decline in the intercompany loan servicing revenue from the year-ago periods was due to the decline in the average balance of FFELP Loans serviced.

The Company services education loans for approximately 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.1 million customer accounts under the ED Servicing Contract as of December 31, 2017, compared with 6.2 million and 6.3 million customer accounts serviced at December 31, 2016 and 2015, respectively. Third-party loan servicing fees in the years ended December 31, 2017, 2016 and 2015 included $150 million, $151 million and $139 million, respectively, of servicing revenue related to the ED Servicing Contract. On June 13, 2014, ED extended its servicing contract with us to service DSLP federal loans for five more years.

On April 4, 2016, ED published the first part of a two-part RFP related to a new servicing platform for the DSLP. However, in the third quarter of 2017, ED cancelled this solicitation. On February 20, 2018, ED issued Phase 1 of a new RFP entitled the Solicitation for the Next Generation Financial Services Environment which is intended to centralize student loan servicing on a single platform. Responses to Phase 1 are due by April 6, 2018.

Asset Recovery and Business Processing Revenue

Our asset recovery and business processing revenue consists of fees we receive for asset recovery of delinquent and defaulted debt on behalf of third-party clients performed on a contingent basis. Business processing revenue consists of fees we earn processing transactions on behalf of our municipal, public authority and hospital clients. Asset recovery and business processing revenue increased $85 million in 2017 compared to 2016 primarily due to the recognition of $47 million of previously deferred asset recovery revenue, net of a reserve, related to loans for which the Company performs default aversion services. In connection with providing these services, a fee is received when a loan is initially placed with us and we provide the services for the remaining life of the loan for no additional fee. As a result, in accordance with GAAP, the fee was deferred net of estimated rebates, and recognized as revenue as it was earned over the expected lives of the related loans. In the third quarter of 2017, the Company was notified that it would no longer perform these services after 2017 due to the termination of the related contract as of December 31, 2017. In accordance with GAAP, we recognized this previously deferred revenue during the third quarter of 2017 to reflect a shortened period over which it is expected to be earned. The remaining increase in revenue is primarily related to an increase in non-education related revenue, including Duncan Solutions, a transportation revenue management company serving municipalities and toll authorities, acquired by the Company in July 2017. Asset recovery and business processing revenue increased $23 million from 2015 to 2016 primarily due to additional revenue from Gila (acquired in February 2015) and from Xtend Healthcare (acquired in October 2015), which was partially offset by a reduction in revenue related to a decrease in education loan-related asset recovery volume, mostly related to the ED contract discussed below.

In December 2016, Great Lakes Higher Education Assistance Corp. (“Great Lakes”) assumed control of United Student Aid Funds, Inc. (“USAF”). As part of this transfer, Great Lakes terminated our contracts with USAF and Northwest Education Loan Association (“NELA”), effective as of December 31, 2017. At the same time, they notified us of their intent to rebid the services we provided for USAF, NELA and Great Lakes. In the third quarter of 2017, we entered into a new contract with Great Lakes in which we agreed to provide asset recovery and portfolio management services on the combined Great Lakes, USAF and NELA portfolios. We were not awarded the default aversion services component of the contract which resulted in the recognition of $47 million of previously deferred revenue, net of a reserve.  Including the $47 million of previously deferred revenue, education related fee revenues related to these services totaled $238 million in 2017 compared to $172 million in 2016.

Since 1997, Navient has provided asset recovery services on defaulted education loans to ED. In February 2015, ED did not grant an additional term extension (“ATE”) and this contract expired by its terms on February 21, 2015. As a result, our Pioneer subsidiary stopped receiving new account placements under the contract. In March 2015, Pioneer filed a bid protest with the U.S. Government Accountability Office (“GAO”) which protest was dismissed in March 2015 from the GAO based upon overlapping jurisdiction. Following the bid protest dismissal, Pioneer filed its own complaint with the U.S. Court of Federal Claims (“COFC”), which complaint was consolidated with several similar cases filed by other private collection agencies. In April 2015, Pioneer’s complaint, together with the other plaintiffs’ consolidated complaints, was dismissed for lack of jurisdiction. We appealed this decision to the United States Court of Appeals for the Federal Circuit and, in July 2016, the Court of Appeals reversed the ruling of the COFC and remanded the case for further proceedings. As a result of these proceedings, ED undertook voluntary corrective action, reassessed Pioneer’s eligibility to receive a term extension and awarded the company a new term extension contract in May 2017. The COFC issued a preliminary injunction in the matter and the related protest of the new contract for similar services discussed below.

This preliminary injunction prevented ED from assigning contracts under its new contract to Pioneer and the other interested parties. Several interested parties appealed the injunction to the U.S. Court of Appeals for the Federal Circuit. On December 8, 2017, the U.S. Court of Appeals granted our appeal to lift the preliminary injunction. Pioneer received new placements from ED in December 2017 under the term extension contract. In January 2018, ED completed its ongoing procurement for replacement collection contracts originally begun in 2016. Neither Pioneer nor our other subsidiary, General Revenue Corporation, received a contract award. In February 2018, Pioneer filed a bid protest at the COFC which protest has been consolidated with the other protests on this procurement. As of the date of this report, during the pendency of the new protests, ED has the right to place additional accounts with Pioneer under its May 2017 term extension contract.

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

Other Segment

The following table includes “Core Earnings” results for our Other segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net interest loss after provision for loan losses	$(129)	$(103)	$(100)	25%	3%
Other income	19	14	11	36	27
Gains on sales of loans and investments	3	—	—	100	—
Gains (losses) on debt repurchases	(3)	1	21	(400)	(95)
Total other income	19	15	32	27	(53)
Direct operating expenses	27	28	30	(4)	(7)
Overhead expenses:
Corporate overhead	131	112	100	17	12
Unallocated information technology costs	107	108	119	(1)	(9)
Total overhead expenses	238	220	219	8	—
Total operating expenses	265	248	249	7	—
Restructuring/other reorganization expenses	29	—	—	100	—
Total expenses	294	248	249	19	—
Loss from continuing operations, before income tax benefit	(404)	(336)	(317)	20	6
Income tax expense (benefit)	78	(124)	(118)	(163)	5
Net loss from continuing operations	(482)	(212)	(199)	127	7
Income from discontinued operations, net of tax expense	—	—	1	—	(100)
“Core Earnings” net loss	$(482)	$(212)	$(198)	127%	7%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses includes net interest loss related to our corporate liquidity portfolio.

Gains (Losses) on Debt Repurchases

We repurchased $513 million, $1.5 billion and $1.7 billion face amount of our senior unsecured debt in 2017, 2016 and 2015, respectively. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

Direct Operating Expenses — Other Segment

In 2017, 2016 and 2015, we recognized $14 million, $17 million and $19 million, respectively, of regulatory-related costs. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with regulatory matters (for additional information, see Item 3. “Legal Proceedings — Regulatory Matters”).

Overhead Expenses — Other Segment

Unallocated corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations.

Restructuring/Other Reorganization Expenses — Other Segment

During the fourth quarter of 2017, the Company incurred $29 million of restructuring/other reorganization expense in connection with an effort that will reduce costs and improve operating efficiency. The charges were due primarily to severance-related costs.

Income Tax Expense — Other Segment

The TCJA, enacted on December 22, 2017, made significant changes to all aspects of income taxation, including a reduction to the corporate federal statutory tax rate.  GAAP requires the effects of the TCJA to be recognized in the period the law is enacted, even though the effective date of the law for most provisions is January 1, 2018.  The primary impact to us is the reduction to the corporate federal statutory tax rate from 35 percent to 21 percent as of January 1, 2018.  This rate reduction required us to remeasure our deferred tax asset at December 31, 2017, at the 21 percent corporate federal statutory tax rate and resulted in a DTA Remeasurement Loss of $208 million for GAAP and $224 million for “Core Earnings,” which is reflected as incremental income tax expense in 2017.  This non-cash remeasurement adjustment is included in the Other segment.  Future periods’ income tax expense will be significantly benefitted as our corporate federal statutory tax rate will be 21 percent compared to 35 percent previously.

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

	Years Ended December 31,
	2017		2016		2015
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$84,989	3.17%	$92,497	2.73%	$100,421	2.51%
Private Education Loans	23,762	6.88	25,361	6.26	28,803	6.10
Other loans	130	10.33	90	10.06	76	9.25
Cash and investments	5,159	.82	5,304	.41	6,126	.13
Total interest-earning assets	114,040	3.84%	123,252	3.36%	135,426	3.17%
Non-interest-earning assets	3,852		3,962		4,190
Total assets	$117,892		$127,214		$139,616
Average Liabilities and Equity
Short-term borrowings	$3,194	3.85%	$2,092	3.13%	$3,167	2.37%
Long-term borrowings	109,088	2.61	118,973	2.00	129,817	1.54
Total interest-bearing liabilities	112,282	2.65%	121,065	2.02%	132,984	1.56%
Non-interest-bearing liabilities	2,004		2,433		2,692
Equity	3,606		3,716		3,940
Total liabilities and equity	$117,892		$127,214		$139,616
Net interest margin		1.24%		1.38%		1.64%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase	Change Due To(1)
(Dollars in millions)	(Decrease)	Rate	Volume
2017 vs. 2016
Interest income	$237	$562	$(325)
Interest expense	530	717	(187)
Net interest income	$(293)	$(155)	$(138)
2016 vs. 2015
Interest income	$(149)	$251	$(400)
Interest expense	367	566	(199)
Net interest income	$(516)	$(315)	$(201)

(1)	Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net — GAAP Basis

	December 31, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$88	$—	$88	$54	$142
Grace, repayment and other(2)	27,949	53,060	81,009	24,826	105,835
Total, gross	28,037	53,060	81,097	24,880	105,977
Unamortized premium/(discount)	407	259	666	(924)	(258)
Receivable for partially charged-off loans	—	—	—	760	760
Allowance for loan losses	(35)	(25)	(60)	(1,297)	(1,357)
Total education loan portfolio	$28,409	$53,294	$81,703	$23,419	$105,122
% of total FFELP	35%	65%	100%
% of total	27%	51%	78%	22%	100%

	December 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$148	$—	$148	$104	$252
Grace, repayment and other(2)	31,700	55,070	86,770	24,229	110,999
Total, gross	31,848	55,070	86,918	24,333	111,251
Unamortized premium/(discount)	510	369	879	(457)	422
Receivable for partially charged-off loans	—	—	—	815	815
Allowance for loan losses	(39)	(28)	(67)	(1,351)	(1,418)
Total education loan portfolio	$32,319	$55,411	$87,730	$23,340	$111,070
% of total FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

	December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$259	$—	$259	$216	$475
Grace, repayment and other(2)	36,016	59,118	95,134	27,299	122,433
Total, gross	36,275	59,118	95,393	27,515	122,908
Unamortized premium/(discount)	627	460	1,087	(531)	556
Receivable for partially charged-off loans	—	—	—	881	881
Allowance for loan losses	(48)	(30)	(78)	(1,471)	(1,549)
Total education loan portfolio	$36,854	$59,548	$96,402	$26,394	$122,796
% of total FFELP	38%	62%	100%
% of total	30%	48%	78%	22%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

	December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$488	$—	$488	$436	$924
Grace, repayment and other(2)	39,882	62,992	102,874	30,625	133,499
Total, gross	40,370	62,992	103,362	31,061	134,423
Unamortized premium/(discount)	677	499	1,176	(594)	582
Receivable for partially charged-off loans	—	—	—	1,245	1,245
Allowance for loan losses	(58)	(35)	(93)	(1,916)	(2,009)
Total education loan portfolio	$40,989	$63,456	$104,445	$29,796	$134,241
% of total FFELP	39%	61%	100%
% of total	31%	47%	78%	22%	100%

	December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$742	$—	$742	$2,629	$3,371
Grace, repayment and other(2)	38,695	64,178	102,873	36,371	139,244
Total, gross	39,437	64,178	103,615	39,000	142,615
Unamortized premium/(discount)	602	433	1,035	(704)	331
Receivable for partially charged-off loans	—	—	—	1,313	1,313
Allowance for loan losses	(75)	(44)	(119)	(2,097)	(2,216)
Total education loan portfolio	$39,964	$64,567	$104,531	$37,512	$142,043
% of total FFELP	38%	62%	100%
% of total	29%	45%	74%	26%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Ending Education Loan Balances, net — “Core Earnings” Basis

	December 31, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$88	$—	$88	$54	$142
Grace, repayment and other(2)	27,949	53,060	81,009	24,826	105,835
Total, gross	28,037	53,060	81,097	24,880	105,977
Unamortized premium/(discount)	407	259	666	(924)	(258)
Receivable for partially charged-off loans	—	—	—	760	760
Allowance for loan losses	(35)	(25)	(60)	(1,297)	(1,357)
Total education loan portfolio	$28,409	$53,294	$81,703	$23,419	$105,122
% of total FFELP	35%	65%	100%
% of total	27%	51%	78%	22%	100%

	December 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$148	$—	$148	$104	$252
Grace, repayment and other(2)	31,700	55,070	86,770	24,229	110,999
Total, gross	31,848	55,070	86,918	24,333	111,251
Unamortized premium/(discount)	510	369	879	(457)	422
Receivable for partially charged-off loans	—	—	—	815	815
Allowance for loan losses	(39)	(28)	(67)	(1,351)	(1,418)
Total education loan portfolio	$32,319	$55,411	$87,730	$23,340	$111,070
% of total FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

	December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$259	$—	$259	$216	$475
Grace, repayment and other(2)	36,016	59,118	95,134	27,299	122,433
Total, gross	36,275	59,118	95,393	27,515	122,908
Unamortized premium/(discount)	627	460	1,087	(531)	556
Receivable for partially charged-off loans	—	—	—	881	881
Allowance for loan losses	(48)	(30)	(78)	(1,471)	(1,549)
Total education loan portfolio	$36,854	$59,548	$96,402	$26,394	$122,796
% of total FFELP	38%	62%	100%
% of total	30%	48%	78%	22%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

	December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$488	$—	$488	$436	$924
Grace, repayment and other(2)	39,882	62,992	102,874	30,625	133,499
Total, gross	40,370	62,992	103,362	31,061	134,423
Unamortized premium/(discount)	677	499	1,176	(594)	582
Receivable for partially charged-off loans	—	—	—	1,245	1,245
Allowance for loan losses	(58)	(35)	(93)	(1,916)	(2,009)
Total education loan portfolio	$40,989	$63,456	$104,445	$29,796	$134,241
% of total FFELP	39%	61%	100%
% of total	31%	47%	78%	22%	100%

	December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$739	$—	$739	$438	$1,177
Grace, repayment and other(2)	38,175	63,274	101,449	31,999	133,448
Total, gross	38,914	63,274	102,188	32,437	134,625
Unamortized premium/(discount)	601	430	1,031	(709)	322
Receivable for partially charged-off loans	—	—	—	1,313	1,313
Allowance for loan losses	(73)	(40)	(113)	(2,035)	(2,148)
Total education loan portfolio	$39,442	$63,664	$103,106	$31,006	$134,112
% of total FFELP	38%	62%	100%
% of total	30%	47%	77%	23%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount) — GAAP and “Core Earnings” Basis

	Year Ended December 31, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$30,462	$54,527	$84,989	$23,762	$108,751
% of FFELP	36%	64%	100%
% of total	28%	50%	78%	22%	100%

	Year Ended December 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$34,710	$57,787	$92,497	$25,361	$117,858
% of FFELP	38%	62%	100%
% of total	29%	49%	78%	22%	100%

	Year Ended December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$38,932	$61,489	$100,421	$28,803	$129,224
% of FFELP	39%	61%	100%
% of total	30%	48%	78%	22%	100%

Education Loan Activity — GAAP and “Core Earnings” Basis

	Year Ended December 31, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$32,319	$55,411	$87,730	$23,340	$111,070
Acquisitions	1,195	4,358	5,553	3,670	9,223
Capitalized interest and premium/discount amortization	916	968	1,884	376	2,260
Consolidations to third parties	(2,561)	(2,711)	(5,272)	(692)	(5,964)
Repayments and other	(3,460)	(4,732)	(8,192)	(3,275)	(11,467)
Ending balance	$28,409	$53,294	$81,703	$23,419	$105,122

	Year Ended December 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$36,854	$59,548	$96,402	$26,394	$122,796
Acquisitions	1,312	2,146	3,458	225	3,683
Capitalized interest and premium/discount amortization	1,006	1,024	2,030	418	2,448
Consolidations to third parties	(2,821)	(2,412)	(5,233)	(506)	(5,739)
Repayments and other	(4,032)	(4,895)	(8,927)	(3,191)	(12,118)
Ending balance	$32,319	$55,411	$87,730	$23,340	$111,070

	Year Ended December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$40,989	$63,456	$104,445	$29,796	$134,241
Acquisitions	2,047	1,671	3,718	18	3,736
Capitalized interest and premium/discount amortization	1,180	1,110	2,290	522	2,812
Consolidations to third parties	(2,545)	(1,924)	(4,469)	(227)	(4,696)
Loan sales	(316)	(85)	(401)	(176)	(577)
Repayments and other	(4,501)	(4,680)	(9,181)	(3,539)	(12,720)
Ending balance	$36,854	$59,548	$96,402	$26,394	$122,796

Education Loan Allowance for Loan Losses Activity — GAAP Basis

	December 31, 2017			December 31, 2016			December 31, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$67	$1,351	$1,418	$78	$1,471	$1,549	$93	$1,916	$2,009
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	—	—	—	—	—	—	(330)	(330)
Net charge-offs remaining(2)	(49)	(443)	(492)	(54)	(513)	(567)	(61)	(659)	(720)
Total net charge-offs	(49)	(443)	(492)	(54)	(513)	(567)	(61)	(989)	(1,050)
Loan sales	—	—	—	—	—	—	—	(5)	(5)
Plus:
Provision for loan losses	42	382	424	43	383	426	46	538	584
Reclassification of interest reserve(3)	—	7	7	—	10	10	—	11	11
Ending balance	$60	$1,297	$1,357	$67	$1,351	$1,418	$78	$1,471	$1,549
Percent of total	4%	96%	100%	5%	95%	100%	5%	95%	100%
Troubled debt restructuring(4)	$—	$10,890	$10,890	$—	$11,119	$11,119	$—	$10,898	$10,898

	December 31, 2014			December 31, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Balance at beginning of period	$119	$2,097	$2,216	$159	$2,171	$2,330
Less:
Total net charge-offs(2)	(79)	(717)	(796)	(78)	(878)	(956)
Loan sales	—	—	—	(14)	—	(14)
Distribution of SLM BankCo	(6)	(69)	(75)	—	—	—
Plus:
Provision for loan losses	59	588	647	52	787	839
Reclassification of interest reserve(3)	—	17	17	—	17	17
Ending balance	$93	$1,916	$2,009	$119	$2,097	$2,216
Percent of total	5%	95%	100%	5%	95%	100%
Troubled debt restructuring(4)	$—	$10,548	$10,548	$—	$9,225	$9,225

(1)

In 2015, the portion of the loan amount charged off at default on Private Education Loans increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

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

(4)	Represents the recorded investment of loans identified as troubled debt restructuring.

Education Loan Allowance for Loan Losses Activity — “Core Earnings” Basis

	December 31, 2017			December 31, 2016			December 31, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$67	$1,351	$1,418	$78	$1,471	$1,549	$93	$1,916	$2,009
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	—	—	—	—	—	—	(330)	(330)
Net charge-offs remaining(2)	(49)	(443)	(492)	(54)	(513)	(567)	(61)	(659)	(720)
Total net charge-offs	(49)	(443)	(492)	(54)	(513)	(567)	(61)	(989)	(1,050)
Loan sales	—	—	—	—	—	—	—	(5)	(5)
Plus:
Provision for loan losses	42	382	424	43	383	426	46	538	584
Reclassification of interest reserve(3)	—	7	7	—	10	10	—	11	11
Ending balance	$60	$1,297	$1,357	$67	$1,351	$1,418	$78	$1,471	$1,549
Percent of total	4%	96%	100%	5%	95%	100%	5%	95%	100%
Troubled debt restructuring(4)	$—	$10,890	$10,890	$—	$11,119	$11,119	$—	$10,898	$10,898

	December 31, 2014			December 31, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Balance at beginning of period	$113	$2,035	$2,148	$155	$2,106	$2,261
Less:
Total net charge-offs(2)	(79)	(717)	(796)	(76)	(878)	(954)
Loan sales	—	—	—	(14)	—	(14)
Plus:
Provision for loan losses	59	539	598	48	722	770
Reclassification of interest reserve(3)	—	17	17	—	17	17
Other transactions(5)	—	42	42	—	68	68
Ending balance	$93	$1,916	$2,009	$113	$2,035	$2,148
Percent of total	5%	95%	100%	5%	95%	100%
Troubled debt restructuring(4)	$—	$10,548	$10,548	$—	$9,225	$9,225

(1)

In 2015, the portion of the loan amount charged off at default on Private Education Loans increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

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
(5)

Relates to loans purchased from Sallie Mae Bank by Navient related entities prior to the Spin-Off. Amount is the related allowance for loan losses that was transferred in connection with the loans purchased.

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	FFELP Loan Delinquencies
	December 31,
	2017		2016		2015
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,711		$5,871		$8,257
Loans in forbearance(2)	8,533		10,490		13,298
Loans in repayment and percentage of each status:
Loans current	59,264	87.3%	61,977	87.8%	62,651	84.8%
Loans delinquent 31-60 days(3)	2,638	3.9	2,820	4.0	3,285	4.5
Loans delinquent 61-90 days(3)	1,763	2.6	1,325	1.9	1,856	2.5
Loans delinquent greater than 90 days(3)	4,188	6.2	4,435	6.3	6,046	8.2
Total FFELP Loans in repayment	67,853	100%	70,557	100%	73,838	100%
Total FFELP Loans, gross	81,097		86,918		95,393
FFELP Loan unamortized premium	666		879		1,087
Total FFELP Loans	81,763		87,797		96,480
FFELP Loan allowance for losses	(60)		(67)		(78)
FFELP Loans, net	$81,703		$87,730		$96,402
Percentage of FFELP Loans in repayment		83.7%		81.2%		77.4%
Delinquencies as a percentage of FFELP Loans in repayment		12.7%		12.2%		15.2%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		11.2%		12.9%		15.3%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP and “Core Earnings” Basis

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Allowance at beginning of period	$67	$78	$93
Provision for FFELP Loan losses	42	43	46
Charge-offs	(49)	(54)	(61)
Allowance at end of period	$60	$67	$78
Charge-offs as a percentage of average loans in repayment	.07%	.07%	.08%
Allowance as a percentage of the ending total loans, gross	.07%	.08%	.08%
Allowance as a percentage of ending loans in repayment	.09%	.09%	.10%
Allowance coverage of charge-offs	1.2	1.2	1.3
Ending total loans, gross	$81,097	$86,918	$95,393
Average loans in repayment	$68,318	$72,714	$75,925
Ending loans in repayment	$67,853	$70,557	$73,838

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	Private Education Loan Delinquencies
	December 31,
	2017		2016		2015
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,061		$1,393		$2,040
Loans in forbearance(2)	895		790		973
Loans in repayment and percentage of each status:
Loans current	21,590	94.2%	20,506	92.6%	22,731	92.8%
Loans delinquent 31-60 days(3)	471	2.0	522	2.4	577	2.4
Loans delinquent 61-90 days(3)	266	1.2	321	1.4	348	1.4
Loans delinquent greater than 90 days(3)	597	2.6	801	3.6	846	3.4
Total Private Education Loans in repayment	22,924	100%	22,150	100%	24,502	100%
Total Private Education Loans, gross	24,880		24,333		27,515
Private Education Loan unamortized discount	(924)		(457)		(531)
Total Private Education Loans	23,956		23,876		26,984
Private Education Loan receivable for partially charged-off loans	760		815		881
Private Education Loan allowance for losses	(1,297)		(1,351)		(1,471)
Private Education Loans, net	$23,419		$23,340		$26,394
Percentage of Private Education Loans in repayment		92.1%		91.0%		89.0%
Delinquencies as a percentage of Private Education Loans in repayment		5.8%		7.4%		7.2%
Loans in forbearance as a percentage of loans in repayment and forbearance		3.8%		3.4%		3.8%
Loans in repayment with more than 12 payments made		92%		95%		94%
Percentage of Private Education Loans with a cosigner		63%		64%		64%

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

Allowance for Private Education Loan Losses — GAAP and “Core Earnings” Basis

See “Business Segment Earnings Summary – ‘Core Earnings’ Basis – Private Education Loans Segment – Private Education Loan Provision for Loan Losses” for discussion.

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

The following table summarizes the activity in the receivable for partially charged-off loans.

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Receivable at beginning of period	$815	$881	$1,245
Expected future recoveries of current period defaults(1)	110	128	183
Recoveries(2)	(155)	(181)	(191)
Net adjustment resulting from the change in the charge-off rate(3)	—	—	(330)
Net charge-offs remaining(4)	(10)	(13)	(26)
Total net charge-offs(5)	(10)	(13)	(356)
Receivable at end of period	$760	$815	$881

(1)  Represents our estimate of the amount to be collected in the future.

(2)  Current period cash collections.

(3)  In 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

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

The tables below show the composition and status of the Private Education Loan portfolio aged by the number of months for which a scheduled monthly payment was received. As indicated in the tables, the percentage of loans that are in forbearance status are delinquent greater than 90 days or that are charged off decreases the longer the loans have been making scheduled monthly payments.

At December 31, 2017, loans in forbearance status as a percentage of loans in repayment and forbearance were 9.2 percent for loans that have made less than 25 monthly payments. The percentage drops to 2.4 percent for loans that have made more than 48 monthly payments.

At December 31, 2017, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 5.0 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.7 percent for loans that have made more than 48 monthly payments.

For the year ended December 31, 2017, charge-offs as a percentage of loans in repayment were 4.9 percent for loans that have made less than 25 monthly payments. The percentage drops to 0.8 percent for loans that have made more than 48 monthly payments.

GAAP and “Core Earnings”Basis:

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in
December 31, 2017	0 to 12	13 to 24	25 to 36	37 to 48	More than 48	Repayment	Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$1,061	$1,061
Loans in forbearance	188	90	93	105	419	—	895
Loans in repayment — current	1,605	868	1,164	1,840	16,113	—	21,590
Loans in repayment — delinquent 31-60 days	37	39	47	63	285	—	471
Loans in repayment — delinquent 61-90 days	26	22	30	39	149	—	266
Loans in repayment — delinquent greater than 90 days	74	62	79	91	291	—	597
Total	$1,930	$1,081	$1,413	$2,138	$17,257	$1,061	24,880
Unamortized discount							(924)
Receivable for partially charged-off loans							760
Allowance for loan losses							(1,297)
Total Private Education Loans, net							$23,419
Loans in forbearance as a percentage of loans in repayment and forbearance	9.7%	8.3%	6.6%	4.9%	2.4%	—%	3.8%
Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	4.2%	6.3%	6.0%	4.5%	1.7%	—%	2.6%
Net charge-offs as a percentage of average loans in repayment	5.4%	4.1%	3.3%	2.4%	.8%	—%	1.5%

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in
December 31, 2016	0 to 12	13 to 24	25 to 36	37 to 48	More than 48	Repayment	Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$1,393	$1,393
Loans in forbearance	239	98	95	99	259	—	790
Loans in repayment — current	860	973	1,565	2,363	14,745	—	20,506
Loans in repayment — delinquent 31-60 days	65	56	69	81	251	—	522
Loans in repayment — delinquent 61-90 days	45	37	48	51	140	—	321
Loans in repayment — delinquent greater than 90 days	131	107	131	129	303	—	801
Total	$1,340	$1,271	$1,908	$2,723	$15,698	$1,393	24,333
Unamortized discount							(457)
Receivable for partially charged-off loans							815
Allowance for loan losses							(1,351)
Total Private Education Loans, net							$23,340
Loans in forbearance as a percentage of loans in repayment and forbearance	17.8%	7.7%	5.0%	3.6%	1.6%	—%	3.4%
Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	11.9%	9.1%	7.2%	4.9%	2.0%	—%	3.6%
Net charge-offs as a percentage of average loans in repayment	12.6%	5.7%	4.1%	2.5%	1.0%	—%	2.3%

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in
December 31, 2015	0 to 12	13 to 24	25 to 36	37 to 48	More than 48	Repayment	Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$2,040	$2,040
Loans in forbearance	341	134	136	119	243	—	973
Loans in repayment — current	1,088	1,576	2,543	3,407	14,117	—	22,731
Loans in repayment — delinquent 31-60 days	97	76	92	87	225	—	577
Loans in repayment — delinquent 61-90 days	64	52	56	51	125	—	348
Loans in repayment — delinquent greater than 90 days	186	139	155	123	243	—	846
Total	$1,776	$1,977	$2,982	$3,787	$14,953	$2,040	27,515
Unamortized discount							(531)
Receivable for partially charged-off loans							881
Allowance for loan losses							(1,471)
Total Private Education Loans, net							$26,394
Loans in forbearance as a percentage of loans in repayment and forbearance	19.2%	6.8%	4.6%	3.1%	1.6%	—%	3.8%
Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	13.0%	7.5%	5.4%	3.3%	1.7%	—%	3.4%
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	13.1%	5.1%	2.9%	1.8%	.9%	—%	2.6%

(1)

In 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of December 31, 2017.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$19,625	$2,846	$453	$22,924
$ in total	$21,293	$3,093	$494	$24,880
Payment method by enrollment status:

In-school/grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

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

We define liquidity as cash and high-quality liquid assets that we can use to meet our cash requirements. Our two primary liquidity needs are: (1) servicing our debt and (2) our ongoing ability to meet our cash needs for running the operations of our businesses (including derivative collateral requirements) throughout market cycles, including during periods of financial stress. Secondary liquidity needs, which can be adjusted as needed, include the origination of Private Education Refinance Loans, acquisitions of Private Education Loan and FFELP Loan portfolios, acquisitions of companies, the payment of common stock dividends and the repurchase of common stock under common share repurchase programs. To achieve these objectives, we analyze and monitor our liquidity needs, maintain excess liquidity and access diverse funding sources including the issuance of unsecured debt and the issuance of secured debt primarily through asset-backed securitizations and/or other financing facilities.

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

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt that totaled $13.9 billion at December 31, 2017. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $1.3 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($1.2 billion in the year ended December 31, 2017), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

With the acquisition of Earnest in November 2017, we began originating Private Education Refinance Loans. We also have purchased and may purchase, in future periods, Private Education Refinance Loan, other Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases will be part of our ongoing liquidity needs. Effective October 4, 2017, Navient temporarily suspended its remaining share repurchase program to allocate capital towards building book value. On January 24, 2018, we announced that we expect to restart our share repurchases in the second half of 2018.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	December 31, 2017	December 31, 2016
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,520	$1,256
Unencumbered FFELP Loans	690	359
Total GAAP and “Core Earnings” basis	$2,210	$1,615

Average Balances

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,234	$1,185	$1,546
Unencumbered FFELP Loans	960	1,035	1,506
Total GAAP and “Core Earnings” basis	$2,194	$2,220	$3,052

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of December 31, 2017 and 2016, the maximum additional capacity under these facilities was $2.4 billion and $2.2 billion, respectively. For the years ended December 31, 2017, 2016 and 2015, the average maximum additional capacity under these facilities was $2.8 billion, $2.6 billion and $11.2 billion, respectively. The $8.6 billion reduction in the average maximum additional capacity during 2016 primarily related to a $7.1 billion reduction in the availability under the facility with the Federal Home Loan Bank of Des Moines. As of December 31, 2017, the maturity dates of the FFELP Loan-other facilities ranged from November 2018 to January 2021.

In addition to the FFELP Loan-other facilities, liquidity may also be available from our Private Education Loan asset-backed commercial paper (“ABCP”) facilities. Maximum borrowing capacity under the Private Education Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered Private Education Loans. As of December 31, 2017 and 2016, the maximum additional capacity under these facilities was $925 million and $285 million, respectively. For the years ended December 31, 2017, 2016 and 2015, the average maximum additional capacity under these facilities was $373 million, $474 million and $512 million, respectively. As of December 31, 2017, the maturity dates of these facilities ranged from June 2018 to June 2020.

The Private Education Loan ABCP facilities’ borrowing capacity includes a new $750 million revolving credit facility that closed in fourth-quarter 2017 to warehouse Private Education Refinance Loan originations. This facility matures in October 2018. At December 31, 2017, the available capacity under this facility was $328 million.

At December 31, 2017, we had a total of $6.6 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $3.2 billion of our unencumbered tangible assets of which $2.5 billion and $0.7 billion related to Private Education Loans and FFELP Loans, respectively. In addition, as of December 31, 2017, we had $10.6 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Since the fourth quarter of 2015, we have closed on $2.5 billion of Private Education Loan ABS Repurchase

Facilities. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

(Dollars in billions)	December 31, 2017	December 31, 2016
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.7	$4.7
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	5.9	6.1
Tangible unencumbered assets(1)	6.6	6.8
Senior unsecured debt	(13.9)	(13.7)
Mark-to-market on unsecured hedged debt(2)	(.3)	(.4)
Other liabilities, net	(.3)	(.4)
Total tangible equity — GAAP Basis	$2.7	$3.1

(1)	At December 31, 2017 and 2016, excludes goodwill and acquired intangible assets, net, of $810 million and $670 million, respectively.
(2)	At December 31, 2017 and 2016, there were $189 million and $403 million, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

2017 Financing Transactions

During 2017, Navient issued $5.7 billion in FFELP Loan ABS, $662 million in Private Education Loan ABS and $1.6 billion in unsecured debt.  Additionally, Navient closed on four Private Education Loan ABS Repurchase Facilities totaling $1.5 billion.

Shareholder Distributions

In the year ended December 31, 2017, we paid four quarterly common stock dividends of $0.16 per share.

We repurchased 29.6 million shares of common stock for $440 million in the year ended December 31, 2017. The shares were repurchased under our previously disclosed $600 million share repurchase program. Effective October 4, 2017, Navient temporarily suspended its remaining share repurchase program to allocate capital towards building book value. Since the Spin-Off in April 2014, we have repurchased 167 million shares for $2.5 billion.

Counterparty Exposure

Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to us. Risks associated with our lending portfolio are discussed in the section titled “Financial Condition — FFELP Loan Portfolio Performance” and “— Private Education Loan Portfolio Performance.”

Our investment portfolio is comprised of very short-term securities issued by a diversified group of highly rated issuers, limiting our counterparty exposure. Additionally, our investing activity is governed by board of director approved limits on the amount that is allowed to be invested with any one issuer based on the credit rating of the issuer, further minimizing our counterparty exposure. Counterparty credit risk is considered when valuing investments and considering impairment.

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

We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rate and foreign exchange rates, may require us to return cash collateral held or may require us to post collateral to counterparties. See “Note 7 — Derivative Financial Instruments” for more information on the amount of cash that has been received and delivered to derivative counterparties.

The table below highlights exposure related to our derivative counterparties at December 31, 2017.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$24	$64
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	92%	6%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	64%	0%

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at December 31, 2017, 2016 and 2015, and average balances and average interest rates of our “Core Earnings” basis borrowings for 2017, 2016 and 2015. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment (see “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 7).

Ending Balances

	December 31, 2017			December 31, 2016			December 31, 2015
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,306	$12,624	$13,930	$717	$13,029	$13,746	$1,120	$13,976	$15,096
Total unsecured borrowings	1,306	12,624	13,930	717	13,029	13,746	1,120	13,976	15,096
Secured borrowings:
FFELP Loan securitizations	—	71,208	71,208	—	73,522	73,522	—	77,764	77,764
Private Education Loan securitizations(1)	686	12,646	13,332	548	14,125	14,673	—	16,900	16,900
FFELP Loan — other facilities	1,536	6,830	8,366	—	12,443	12,443	—	16,276	16,276
Private Education Loan — other facilities	684	1,710	2,394	464	—	464	710	—	710
Other(2)	538	—	538	606	—	606	760	—	760
Total secured borrowings	3,444	92,394	95,838	1,618	100,090	101,708	1,470	110,940	112,410
“Core Earnings” basis borrowings	4,750	105,018	109,768	2,335	113,119	115,454	2,590	124,916	127,506
Adjustment for GAAP accounting treatment	21	(6)	15	(1)	(751)	(752)	(20)	(83)	(103)
GAAP basis borrowings	$4,771	$105,012	$109,783	$2,334	$112,368	$114,702	$2,570	$124,833	$127,403

(1)

Includes $686 million, $548 million and $0 of short-term debt related to the Private Education Loan asset-backed securitization repurchase facility (“Repurchase Facility”) as of December 31, 2017, 2016 and 2015, respectively. Includes $1.3 billion, $475 million and $546 million of long-term debt related to the Repurchase Facility as of December 31, 2017, 2016 and 2015, respectively.

(2)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Secured borrowings comprised 87 percent and 88 percent of our “Core Earnings” basis debt outstanding at December 31, 2017 and 2016, respectively.

Average Balances

	Years Ended December 31,
	2017		2016		2015
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$14,005	5.32%	$14,134	4.45%	$16,315	4.00%
Total unsecured borrowings	14,005	5.32	14,134	4.45	16,315	4.00
Secured borrowings:
FFELP Loan securitizations	72,628	2.13	75,397	1.54	82,640	1.05
Private Education Loan securitizations(1)	13,563	3.27	15,906	2.61	17,281	2.10
FFELP Loan — other facilities	10,053	2.00	14,610	1.25	15,214	.87
Private Education Loan — other facilities	1,575	2.64	389	2.60	636	1.86
Other(2)	458	2.53	629	1.33	898	.65
Total secured borrowings	98,277	2.28	106,931	1.66	116,669	1.19
“Core Earnings” basis borrowings	$112,282	2.66%	$121,065	1.99%	$132,984	1.53%
“Core Earnings” basis borrowings	$112,282	2.66%	$121,065	1.99%	$132,984	1.53%
Adjustment for GAAP accounting treatment	—	(.01)	—	.03	—	.03
GAAP basis borrowings	$112,282	2.65%	$121,065	2.02%	$132,984	1.56%

(1)	Includes $1.5 billion, $885 million and $45 million of debt related to the Repurchase Facilities for the years ended December 31, 2017, 2016 and 2015, respectively.
(2)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Contractual Cash Obligations

The following table provides a summary of our contractual principal obligations associated with long-term notes at December 31, 2017. For further discussion of these obligations, see “Note 6 — Borrowings.”

(Dollars in millions)	1 Year or Less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Long-term notes:
Senior unsecured debt	$—	$4,410	$3,159	$5,055	$12,624
Secured borrowings(1)	11,810	19,352	13,803	47,429	92,394
Total contractual cash obligations(2)	$11,810	$23,762	$16,962	$52,484	$105,018

(1)

Includes $83.9 billion of long-term notes issued by consolidated VIEs in conjunction with our securitization transactions and included in long-term notes in the consolidated balance sheet. Timing of obligations is estimated based on our current projection of prepayment speeds of the securitized assets.

(2)

The aggregate principal amount of debt that matures in each period is $11.9 billion, $23.9 billion, $17.1 billion and $53.0 billion, respectively. Specifically excludes derivative market value adjustments of $(6) million for long-term notes. Interest obligations on notes are predominantly variable in nature, resetting monthly and quarterly based on LIBOR.

Unrecognized tax benefits were $68 million and $83 million for 2017 and 2016, respectively. For additional information, see “Note 14 — Income Taxes.”

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

The Company aggregates loans with common risk characteristics into pools and accounts for each pool as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The pools are initially recorded at fair value. The Company recognizes interest income based on each pool’s effective interest rate which is based on our estimate of all cash flows expected to be received and includes an assumption about prepayment rates. The pools are tested quarterly for impairment by re-estimating the future cash flows to be received from the pools. If the new estimated cash flows result in a pool’s effective interest rate increasing, then this new yield is used prospectively over the remaining life of the pool. If the new estimated cash flows result in a pool’s effective interest rate decreasing, the pool is impaired and written down through a valuation allowance to maintain the effective interest rate.  Loans classified as PCI do not have charge-offs reported nor are they reported as Trouble Debt Restructuring (“TDR”) loans.

Based on the credit attributes discussed above, we determined that $261 million principal amount of Private Education Loans acquired in 2017 are accounted for as PCI loans with a fair value and resulting carry value of $101 million as of the acquisition date. As of acquisition, this portfolio’s contractually required payments receivable (the total undiscounted amount of all uncollected contractual principal and interest payments both past due and scheduled for the future, adjusted for prepayments) was $411 million with an estimated accretable yield (income expected to be recognized in future periods) of $108 million. As of December 31, 2017, the carrying amount was $97 million with no valuation allowance recorded. The most significant assumptions and estimates used to recognize interest income and determine if a valuation allowance is required are default rates, recovery rates and prepayment speeds.  The default rate and recovery rate assumptions are derived in the same manner as they are for the TDR loans that are a part of the Private Education Loan allowance for loan losses discussed below.  The prepayment speed assumptions are derived in the same manner as discussed in the “Premium and Discount Amortization” section that follows.

Purchased Non-Credit Impaired Loans

Loans acquired that do not have evidence of credit deterioration since origination are recorded at fair value with no allowance for loan losses established at the acquisition date. Loan premiums and discounts are amortized as a part of interest income using the interest method under ASC 310-20, “Nonrefundable Fees and Other Costs.” An allowance for loan losses would be established if incurred losses in the loans exceed the remaining unamortized discount recorded at the time of acquisition (i.e., the next two years of expected charge-offs as well as any additional TDR allowance required is greater than the remaining discount). As a result of this policy, to the extent that actual charge-offs exceed any related allowance for loan losses recognized post-acquisition, provision for loan losses is recorded when the loans are charged off. Charge-offs are recorded through the allowance for loan losses. In 2017, we acquired Private Education Loans with unpaid principal balance of $2.8 billion at a discount of $424 million that are accounted for under this policy. No allowance for loan losses has been established for these loans as of December 31, 2017, as the remaining purchased discount associated with the Private Education Loans of $392 million as of December 31, 2017 remains greater than the incurred losses. The incurred losses are derived in the same manner that the Private Education Loan allowance for loan losses is derived below.

Private Education Loan Allowance for Loan Losses

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

To estimate the probable credit losses incurred in the loan portfolio at the reporting date, we use historical experience of customer payment behavior in connection with the key credit quality indicators and incorporate management expectations regarding macroeconomic and collection performance factors. Our model is based upon the most recent twelve months of actual collection experience as the starting point for the non-TDR portfolio and the most recent approximate 15 years for the TDR portfolio and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our model for the non-TDR portfolio places a greater emphasis on the more recent default experience rather than the default experience for older historical periods, as we believe the more recent default experience is more indicative of the probable losses incurred in the loan portfolio today that will default over the next two years. The TDR portfolio uses a longer historical default experience since we are projecting life of loan remaining losses. Similar to estimating defaults, we use historical customer payment behavior to estimate the timing and amount of future recoveries on charged-off loans. We use judgment in determining whether historical performance is representative of what we expect to collect in the future. We then apply the default and collection rate projections to each category of loans. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered. Additionally, we consider changes in laws and regulations that could potentially impact the allowance for loan losses. More judgment has been required over the last several years, compared with years prior, in light of the U.S. economy and its effect on our customers’ ability to pay their obligations. We believe that our model reflects recent customer behavior, loan performance, and collection performance, as well as expectations about economic factors.

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

Premium and Discount Amortization

The Company has a net unamortized discount balance of $258 million, or 0.24 percent, in connection with its $107 billion education loan portfolio as of December 31, 2017.  The most judgmental estimate for premium and discount amortization on education loans is the Constant Prepayment Rate (“CPR”), which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. In determining the CPR we only consider payments made in excess of contractually required payments. This would include loan consolidation and other early payoff activity. These activities are affected by changes in our business strategy, changes in our competitor’s business strategies, legislative changes including the ability to consolidate, interest rates and changes to the current economic and credit environment. When we determine the CPR we begin with historical prepayment rates. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustment may be needed to those historical prepayment rates.

In the past (prior to 2008), the consolidation of FFELP Loans and Private Education Loans significantly affected our CPRs and updating those assumptions often resulted in material adjustments to our amortization expense. As a result of the passage of the Health Care and Education Reconciliation Act of 2010 (“HCERA”), there is no longer the ability to consolidate loans under the FFELP although there are other consolidation options with ED and private refinancing options with other lenders. As a result, we expect CPRs related to our FFELP Loans to remain relatively stable over time, unless there is a legislative change by ED or by Congress to encourage or force consolidation. Some education loan companies offer private education loans to refinance a borrower’s loan or to consolidate both FFELP and Private Education Loans (both activities referred to as “consolidation”) and we anticipate more entrants to offer similar products. In 2017, we began to consolidate FFELP and Private Education Loans as well. These products and expectations are built into the CPR assumption we use for FFELP and Private Education Loans. However, it is difficult to accurately project the timing and level at which this consolidation activity will continue and our assumption may need to be updated by a material amount in the future based on changes in the economy, marketplace and legislation.

In 2017 there was a net $28 million decrease in net interest income due to a cumulative adjustment related to an increase in prepayment speed assumptions used to amortize loan premiums and discounts.  The FFELP Stafford Loan Constant Prepayment Rate (“CPR”) assumption was increased from 5 percent to 6 percent, the FFELP Consolidation Loan CPR assumption was increased from 3 percent to 4 percent and the Private Education Loan CPR assumption was increased from 5 percent to 6 percent.  These CPR assumption increases were primarily a result of increased voluntary payoffs primarily due to an improving economy as well as increased third-party consolidation activity.

Goodwill and Intangible Assets

In determining annually (or more frequently if required) whether goodwill is impaired, we first assess qualitative factors to determine whether it is “more-likely-than-not” that the fair value of a reporting unit, which is the same as or one level below an operating segment, is less than its carrying amount as a basis for determining whether it is necessary to perform additional goodwill impairment testing. The “more-likely-than-not” threshold is defined as having a likelihood of more than 50 percent. If this “more-likely-than-not” threshold is met, then we will complete a quantitative goodwill impairment analysis which consists of a comparison of the fair value of the reporting unit to our carrying value, including goodwill. If the carrying value of the reporting unit exceeds the fair value, a goodwill impairment analysis will be performed to measure the amount of impairment loss, if any. If we determine that this event has occurred, we perform an analysis to determine the fair value of the business unit (what we believe a third party would pay for such business unit). There are significant judgments involved in determining the fair value of a business unit, including assumptions regarding estimates of future cash flows from existing and new business activities, the appropriate discount and growth rates to apply to those projected cash flows and the appropriate control premium to apply to arrive at the final fair value. The business units for which we must estimate the fair value are not publicly traded and often there is not comparable market data available for that individual business to aid in its valuation. We use a third-party appraisal firm to provide an opinion on the fair values we conclude upon.

Fair Value Measurement

The most significant assumptions used in fair value measurements, including those related to credit and liquidity risk, are as follows:

1.

Derivatives — When determining the fair value of derivatives, we take into account counterparty credit risk for positions where we are exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposure for each counterparty is adjusted based on market information available for that specific counterparty, including spreads from credit default swaps. Additionally, when the counterparty has exposure to us related to our derivatives, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our own credit risk. Trusts that contain derivatives are not required to post collateral to counterparties as the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. Adjustments related to credit risk reduced the overall value of our derivatives by $6 million as of December 31, 2017. We also take into account changes in liquidity when determining the fair value of derivative positions. We adjusted the fair value of certain less liquid positions downward by approximately $30 million, to take into account a significant reduction in liquidity as of December 31, 2017, related primarily to basis swaps indexed to interest rate indices with inactive markets. A major indicator of market inactivity is the widening of the bid/ask spread in these markets. In general, the widening of counterparty credit spreads and reduced liquidity for derivative instruments as indicated by wider bid/ask spreads will reduce the fair value of derivatives. In addition, certain cross-currency interest rate swaps hedging foreign currency denominated reset rate and amortizing notes in our trusts contain extension features that coincide with the remarketing dates of the notes. The valuation of the extension feature requires significant judgment based on internally developed inputs.

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

Derivative Accounting
The most significant judgments related to derivative accounting are: (1) concluding the derivative is an effective hedge and qualifies for hedge accounting and (2) determining the fair value of certain derivatives and hedged items. To qualify for hedge accounting a derivative must be concluded to be a highly effective hedge upon designation and on an ongoing basis. There are no “bright line” tests on what is considered a highly effective hedge. We use a historical regression analysis as the primary method to prove ongoing and prospective hedge effectiveness.

Risk Management

Our Approach

The consumer lending, loan servicing, asset recovery and business processing services Navient provides, as well as the financial markets in which Navient operates, continue to undergo dramatic competitive, technological and regulatory changes. Identifying, understanding and effectively managing the risks inherent in our business are critical to our continued success. Navient assigns risk oversight, management and assessment responsibilities at various levels within our organization and continuously coordinates these activities and responsibilities across our organization. We maintain comprehensive risk management practices to identify, measure, monitor, evaluate, control and report on our significant risks and we routinely evaluate these practices to determine whether they are functioning properly and can be improved.

Risk Management Philosophy

Navient’s risk management philosophy is to ensure all significant risk inherent in our business is identified, measured, monitored, evaluated, controlled and reported. In furtherance of these goals, Navient

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

Responsibility for risk management is assigned at several different levels of our organization, including our board of directors and its committees. Each business area within our organization is primarily responsible for managing its specific risks following processes and procedures developed in collaboration with our executive management team and internal risk management partners. In addition, our Human Resources, Legal, Compliance, Finance and Accounting, Information-Technology and Information Security support areas are responsible for providing our business areas with the training, systems and specialized expertise necessary to properly perform their risk management responsibilities.

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

Enterprise Risk Committee. Our Enterprise Risk Committee is an executive management-level committee chaired by our Chief Risk and Compliance Officer where senior management reviews our significant risks, receives periodic reports on adherence to agreed risk parameters, prioritizes and provides direction on mitigation of our risks and closure of issues and supervises the continued evolution of our enterprise risk management program. This committee also oversees our Internal Controls Excellence (“ICE”) program and Sarbanes-Oxley compliance and ensures any control deficiencies are identified, understood by all relevant affected parties, and have established resolution plans supported by adequate resources. Lastly, this committee evaluates risks associated with new or modified business and makes recommendations regarding proposed business initiatives based on their inherent risks and controls. In addition to the Chair, committee membership includes our Chief Executive Officer, the heads of Asset Management and Servicing, Business Processing Solutions and Asset Generation, our Chief Financial Officer, Chief Legal Officer, Chief Information

Officer and Chief Audit Officer. The committee meets at least four times per year, usually in advance of each regularly scheduled board of directors meeting and more frequently if needed to address emerging risks and specific issues.

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

Compliance Committee. Our Compliance Committee is an executive management-level committee chaired by our Chief Risk and Compliance Officer to oversee regulatory compliance risk management activities including compliance regulatory training, compliance regulatory change management, compliance and operational risk assessment, transactional testing and monitoring, customer complaint monitoring, policies and procedures, our privacy and information sharing practices and our Code of Business Conduct.

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

Internal Audit Risk Assessment

Navient’s Internal Audit function monitors the Company’s various risk management and compliance efforts, identifies areas that may require increased focus and resources, and reports significant control issues and recommendations to executive management and the Audit Committee of our board of directors. Internal Audit performs an annual risk assessment evaluating the risk of all significant components of our company and uses the results to develop an annual risk-based internal audit plan as well as a multi-year rotational audit schedule. The risk assessment process includes detailed measures of risk and formalized identification of auditable components of our company to ensure Internal Audit’s efforts are both properly focused and comprehensive.

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

Navient has credit or counterparty risk exposure with borrowers and cosigners of our Private Education Loans and Private Education Refinance Loans, the various counterparties with whom we have entered into derivative or other similar contracts and the various entities with whom we make investments. Credit and counterparty risks are overseen by our Chief Risk and Compliance Officer, our Loss Forecasting staff and the management-level Credit and Loan Loss Committee. Our Chief Risk and Compliance Officer reports regularly to our board of directors and both the Finance and Operations and Audit Committees of the board on these issues.

The credit risk related to our Private Education Loans and Private Education Refinance Loans is managed within a credit risk infrastructure which includes: (i) a well-defined underwriting, asset quality and collection policy framework; (ii) an ongoing monitoring and review process of portfolio concentration and trends; (iii) assignment and management of credit and loss forecasting authorities and responsibilities; and (iv) establishment of an allowance for loan losses that covers estimated losses based upon portfolio and economic analysis.

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

The Finance and Operations Committee of our board of directors receives operations reports (including operating metrics and performance against annual plan) from the heads of Asset Management and Servicing, Business Processing Solutions and Asset Generation, our Chief Financial Officer and Chief Information Officer at each regularly scheduled meeting. The Finance & Operations Committee also receives business development updates regarding our various business initiatives providing information and metrics about each key component of our business operations. The Finance and Operations Committee of our board of directors also receives periodic information security and cyber security updates and reviews operational and systems-related matters to ensure their implementation produces no significant internal control issues.

Operational risk exposures are managed through a combination of business area management (first line of defense), support area oversight and expertise (second line of defense) and enterprise-wide oversight including periodic, independent and objective review and assessment by Internal Audit (third line of defense). Our heads of Asset Management and Servicing, Business Processing Solutions and Asset Generation are responsible for all of our business operations (servicing, asset recovery and business processing services, and our Chief Information Officer is responsible for our information technology systems and processes). Management-level committees, comprised of senior managers and subject matter experts, including our Enterprise Risk Committee, Compliance Committee, Credit and Loan Loss Committee, Information-Technology and Operations Management Committee, Human Resources Committee, and Incentive Compensation Plan Committee, focus on particular aspects of operational risk.

Compliance, Legal and Governance Risk. Compliance risk is the risk to earnings or capital or reputation arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards. Legal risk is the risk to earnings, capital or reputation manifested by claims made through the legal system and may arise from a product or service, a transaction, a business relationship, property (real, personal or intellectual), conduct of an employee or change in law or regulation. Governance risk is the risk of not establishing and maintaining a control environment that aligns with stakeholder and regulatory expectations, including tone at the top and board performance. These risks are inherent in all of our businesses. Compliance, legal and governance risk are subsets of operational risk but are recognized as a separate and complementary risk category given their importance in our business. We can be exposed to these risks in key areas such as our consumer lending, asset recovery or loan servicing businesses if compliance with legal and regulatory requirements is not properly implemented, maintained, documented or tested, or when an oversight program does not include appropriate audit and control features.

The Audit Committee of our board of directors oversees our monitoring and control of legal and compliance risks and the qualifications of employees overseeing these risk management functions. The Audit Committee annually reviews our Compliance Plan and significant breaches of our Code of Business Conduct and receives regular reports from executive management responsible for the regulatory and compliance risk management functions. The board of directors and the Audit Committee receive reports on significant litigation and regulatory matters at each regularly scheduled meeting.

Reputational/Political Risk. Reputational risk is the risk to earnings or capital arising from damage to our reputation in the view of, or loss of the trust of, customers and the general public. Political risk is the closely related risk to earnings or capital arising from damage to our relationships with governmental entities, regulators and political leaders and candidates. These risks can arise due to both our own acts and omissions (both real and perceived), and the acts and omissions of other industry participants or other third parties, and they are inherent in all of our businesses. Reputational risk and political risk are managed through a combination of business area management (first line of defense), support area oversight and expertise (second line of defense) and enterprise-wide oversight including periodic, independent and objective review and assessment by Internal Audit (third line of defense). Our Nominations and Governance Committee oversees our reputational and political risk and regularly receives reports on these matters.

Strategic Risk. Strategic risk is the risk to earnings or capital arising from our potential inability to successfully carry out our strategy. This risk can arise due to both our own acts or omissions, and the acts or omissions of other industry participants or other third parties, and it is inherent in all of our businesses. Strategic risk is managed through a combination of business area management (first line of defense), support area oversight and expertise (second line of defense) and enterprise-wide oversight including periodic, independent and objective review and assessment by Internal Audit (third line of defense).

Common Stock

The following table summarizes our common share repurchases and issuances.

	Years Ended December 31,
	2017	2016	2015
Common stock repurchased(1)	29,646,374	59,625,325	56,043,711
Average purchase price per share	$14.85	$12.68	$16.87
Shares repurchased related to employee stock-based compensation plans(2)	1,847,651	3,197,355	2,404,328
Average purchase price per share	$15.40	$13.21	$19.81
Common shares issued(3)	3,680,479	5,476,010	4,924,021

(1)	Common shares purchased under our share repurchase program.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $0.01). At December 31, 2017, 263 million shares were issued and outstanding and 28 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in “Note 11 — Stock-Based Compensation Plans and Arrangements.”

The closing price of our common stock on December 31, 2017 was $13.32.

Dividend and Share Repurchase Program

In 2017, 2016 and 2015, we paid full-year common stock dividends of $0.64 per share.

In 2015, we repurchased 56.0 million shares of common stock for $945 million. In 2016, we repurchased 59.6 million shares of common stock for $755 million, fully utilizing our share repurchase programs. In December 2016, our board of directors authorized a new $600 million share repurchase program effective January 1, 2017.  In 2017, we repurchased 29.6 million shares of common stock for $440 million. Effective October 4, 2017, Navient temporarily suspended its remaining share repurchase program to allocate capital towards building book value. As of December 31, 2017, the remaining repurchase authority was $160 million.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at December 31, 2017 and 2016, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings before unrealized gains (losses) on derivative and hedging activities, a sensitivity analysis was performed assuming the funding index increases 10 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. These earnings sensitivities are applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months. The impacts as of December 31, 2017 use the TCJA’s 21 percent corporate federal statutory tax rate enacted on December 22, 2017.

	As of December 31, 2017 Impact on Annual Earnings If:			As of December 31, 2016 Impact on Annual Earnings If:
	Interest Rates:		Funding Indices	Interest Rates:		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)
Effect on Earnings:
Change in pre-tax income before unrealized gains (losses) on derivative and hedging activities	$(8)	$3	$(90)	$(29)	$(25)	$(99)
Unrealized gains (losses) on derivative and hedging activities	(8)	(119)	—	(4)	(167)	—
Increase (decrease) in income before taxes	$(16)	$(116)	$(90)	$(33)	$(192)	$(99)
Increase (decrease) in net income after taxes	$(12)	$(89)	$(69)	$(21)	$(121)	$(62)
Increase (decrease) in diluted earnings per common share	$(.05)	$(.34)	$(.26)	$(.07)	$(.41)	$(.21)

(1)

If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 10 basis points while holding the asset index constant. There is no sensitivity analysis related to the unrealized gains (losses) on derivative and hedging activities as part of this potential impact on earnings.

	At December 31, 2017
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Education Loans	$106,692	$(287)	—%	$(611)	(1)%
Other earning assets	5,034	—	—	—	—
Other assets	4,835	148	3	613	13
Total assets gain/(loss)	$116,561	$(139)	—%	$2	—%
Liabilities
Interest-bearing liabilities	$109,704	$(588)	(1)%	$(1,643)	(1)%
Other liabilities	1,723	301	17	1,132	66
Total liabilities (gain)/loss	$111,427	$(287)	—%	$(511)	—%

	At December 31, 2016
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Education Loans	$109,817	$(378)	—%	$(782)	(1)%
Other earning assets	5,203	—	—	—	—
Other assets	4,863	(34)	(1)	304	6
Total assets gain/(loss)	$119,883	$(412)	—%	$(478)	—%
Liabilities
Interest-bearing liabilities	$112,172	$(607)	(1)%	$(1,695)	(2)%
Other liabilities	2,711	155	6	980	36
Total liabilities (gain)/loss	$114,883	$(452)	—%	$(715)	(1)%

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

During the years ended December 31, 2017 and 2016, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of derivative contracts. The result of these hedging transactions was to fix the relative spread between the education loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our fixed rate assets being funded with variable rate liabilities. Both items will generally cause income to decrease when interest rates increase. In both 2017 and 2016, the impact to income is primarily due to both items (i) and (ii) above. The decrease in the loss in 2017 as compared to 2016 was due to both the natural amortization of the FFELP loan portfolio as well as higher interest rates in 2017 compared to 2016, which resulted in a loss of unhedged Floor Income from 2016 to 2017. Item (ii) had a minor impact in both periods as the Company generally enters into derivative contracts as a part of its overall interest rate risk management strategy, match-funding its floating rate assets with variable rate debt and fixed rate assets with fixed rate debt.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in unrealized gains (losses) on derivative and hedging activities in 2017 and 2016 are primarily due to (1) the notional amount and remaining term of our derivative portfolio and related hedged debt and (2) the interest rate environment. As of December 31, 2017, the Company’s derivative portfolio has a shorter remaining term than the prior-year period due to the natural amortization of the education loan portfolios over the year. Both factors contribute to the Company losing somewhat similar or less income in an increasing interest rate environment in the current period as compared to the prior-year period.

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 10 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the 2017 and 2016 analyses is primarily the result of daily reset one-month LIBOR-indexed FFELP Loans being funded with monthly reset one-month LIBOR, three-month LIBOR and other non-discrete indexed liabilities, as well as, to a lesser extent, Prime-indexed Private Education Loans being funded with LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 7A. for a further discussion.

In addition to interest rate risk addressed in the preceding tables, we are also exposed to risks related to foreign currency exchange rates. Foreign currency exchange risk is primarily the result of foreign currency denominated debt issued by us. When we issue foreign denominated corporate unsecured and securitization debt, our policy is to use cross currency interest rate swaps to swap all foreign currency denominated debt payments (fixed and floating) to U.S. dollar LIBOR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest bearing liabilities would be affected by a change in exchange rates; however, the change would be materially offset by the cross-currency interest rate swaps in other assets or other liabilities. In the current economic environment, volatility in the spread between spot and forward foreign exchange rates has resulted in material mark-

to-market impacts to current-period earnings which have not been factored into the above analysis. The earnings impact is noncash, and at maturity of the instruments the cumulative mark-to-market impact will be zero. Navient has not issued foreign currency denominated debt since 2008.

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31, 2017. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.9	$—	$3.9
Prime	annual	.3	—	.3
Prime	quarterly	3.2	—	3.2
Prime	monthly	10.3	—	10.3
Prime	daily	—	—	—
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	.7	41.0	(40.3)
3-month LIBOR	daily	—	2.0	(2.0)
1-month LIBOR	monthly	6.3	39.2	(32.9)
1-month LIBOR daily	daily	77.1	—	77.1
CMT/CPI Index	monthly/quarterly	—	.1	(.1)
Non-Discrete reset(2)	monthly	—	12.8	(12.8)
Non-Discrete reset(3)	daily/weekly	5.0	.5	4.5
Fixed Rate(4)		7.9	19.4	(11.5)
Total		$115.0	$115.0	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

“Core Earnings” Basis

	Frequency of
Index	Variable
(Dollars in billions)	Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.9	$—	$3.9
Prime	annual	.3	—	.3
Prime	quarterly	3.2	—	3.2
Prime	monthly	10.3	—	10.3
Prime	daily	—	—	—
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	.7	2.7	(2.0)
3-month LIBOR	daily	—	2.0	(2.0)
1-month LIBOR	monthly	6.3	80.4	(74.1)
1-month LIBOR	daily	77.1	—	77.1
Non-Discrete reset(2)	monthly	—	12.8	(12.8)
Non-Discrete reset(3)	daily/weekly	5.0	.5	4.5
Fixed Rate(4)		7.4	16.1	(8.7)
Total		$114.5	$114.5	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life for our earning assets and liabilities at December 31, 2017.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	6.6
Other loans	10.1
Cash and investments	.1
Total earning assets	6.3
Borrowings
Short-term borrowings	.6
Long-term borrowings	6.0
Total borrowings	5.7

Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, management concluded that, as of December 31, 2017, our internal control over financial reporting is effective.

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Earnest Inc. (“Earnest”), which we acquired in November 2017, as discussed in Note 5, “Business Combinations,” of the Notes to the Consolidated Financial Statements. We have included the financial results of Earnest in the consolidated financial statements from the date of acquisition. Total revenues subject to Earnest’s internal control over financial reporting represented less than one percent of our consolidated total revenues for the fiscal year ended December 31, 2017. Total assets subject to Earnest’s internal control over financial reporting represented less than one percent of our consolidated total assets as of December 31, 2017.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in their report which appears below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Nothing to report.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the 2018 Proxy Statement, including information appearing in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the 2018 Proxy Statement, is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the 2018 Proxy Statement, including information appearing in the sections titled “Executive Compensation” and “Director Compensation” in the 2018 Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the 2018 Proxy Statement, including information appearing in the sections titled “Ownership of Common Stock” and “Ownership of Common Stock by Directors and Executive Officers” in the 2018 Proxy Statement, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2018 Proxy Statement, including information appearing under “Other Matters — Certain Relationships and Transactions” and “Corporate Governance” in the 2018 Proxy Statement, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information contained in the 2018 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm” in the 2018 Proxy Statement, is incorporated herein by reference.

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

(b)Exhibits

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

4.5

The Fifth Supplemental Indenture, dated as of March 7, 2017 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on March 7, 2017).

4.6

The Sixth Supplemental Indenture, dated as of March 17, 2017 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.3 to Navient Corporation’s Current Report on Form 8-K filed on March 17, 2017)

4.7

The Seventh Supplemental Indenture, dated as of May 26, 2017 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on May 26, 2017).

4.8

The Eighth Supplemental Indenture, dated as of June 9, 2017 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.4 to Navient Corporation’s Current Report on Form 8-K filed on June 9, 2017).

4.9

The Ninth Supplemental Indenture, dated as of December 4, 2017 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.3 to Navient Corporation’s Current Report on Form 8-K filed on December 4, 2017).

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

10.6†

Navient Deferred Compensation Plan for Directors, as amended and restated effective October 1, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K (File No. 001-36228) filed on October 30, 2015).

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

10.48

Underwriting Agreement, dated March 2, 2017 (the “Underwriting Agreement”), among the Company and J.P. Morgan Securities LLC, Barclays Capital Inc. and RBC Capital Markets, LLC, as representatives of the underwriters named therein (together, the “Underwriters”) (incorporated by reference to Exhibit 1.01 to Navient Corporation’s Current Report on Form 8-K filed on March 7, 2017).

10.49

Federal Student Loan Sale Agreement (the “Agreement”) dated April 18, 2017 (the “Effective Date”), by and between Navient Credit Finance Corporation, a Delaware corporation (the “Purchaser”), and JPMorgan Chase Bank, N.A., a national banking association (the “Seller”). (incorporated by reference to Exhibit 10.4 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 27, 2017).

10.50

Private Student Loan Sale Agreement (the “Agreement”) is made and entered into as of April 18, 2017 (the “Effective Date”), by and between Navient Credit Finance Corporation, a Delaware corporation (the “Purchaser”), and JPMorgan Chase Bank, N.A., a national banking association (the “Seller”) (incorporated by reference to Exhibit 10.5 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 27, 2017).

10.51

Underwriting Agreement, dated May 23, 2017 (the “Underwriting Agreement”), among the Company and Barclays Capital Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the underwriters named therein (together, the “Underwriters”) (incorporated by reference to Exhibit 1.01 to Navient Corporation’s Current Report on Form 8-K filed on May 26, 2017).

10.52

Underwriting Agreement, dated November 30, 2017 (the “Underwriting Agreement”), among the Company and Barclays Capital Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the underwriters named therein (together, the “Underwriters”) (incorporated by reference to Exhibit 1.1 to Navient Corporation’s Current Report on Form 8-K filed on December 4, 2017).

10.53

Form of Navient Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 27, 2017).

10.54

Form of Navient Corporation 2014 Omnibus Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 27, 2017).

10.55

Form of Navient Corporation 2014 Omnibus Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 27, 2017).

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

Dated: February 26, 2018

NAVIENT CORPORATION

By:	/S/ JOHN F. REMONDI
John F. Remondi President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN F. REMONDI John F. Remondi	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2018

/S/ CHRISTIAN M. LOWN Christian M. Lown	Chief Financial Officer (Principal Financial Officer)	February 26, 2018

/S/ WILLIAM M. DIEFENDERFER, III William M. Diefenderfer, III	Chairman of the Board of Directors	February 26, 2018

/S/ JOHN K. ADAMS, JR. John K. Adams, Jr.	Director	February 26, 2018

/S/ ANNA ESCOBEDO CABRAL Anna Escobedo Cabral	Director	February 26, 2018

/S/ DIANE SUITT GILLELAND Diane Suitt Gilleland	Director	February 26, 2018

/S/ KATHERINE A. LEHMAN Katherine A. Lehman	Director	February 26, 2018

/S/ LINDA A. MILLS Linda A. Mills	Director	February 26, 2018

/S/ JANE J. THOMPSON Jane J. Thompson	Director	February 26, 2018

/S/ LAURA S. UNGER Laura S. Unger	Director	February 26, 2018

/S/ BARRY L. WILLIAMS Barry L. Williams	Director	February 26, 2018

/S/ David L. Yowan David L. Yowan	Director	February 26, 2018

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Navient Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Navient Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Earnest in November 2017, and management excluded Earnest from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Earnest  represented less than one percent of consolidated total revenues and less than one percent of consolidated total assets of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Earnest.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes  (collectively, the consolidated financial statements), and our report dated February 26, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

(signed) KPMG LLP

McLean, Virginia
February 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Navient Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Navient Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

(signed) KPMG LLP

We have served as the Company’s auditor since 2012.

McLean, Virginia
February 26, 2018

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2017	December 31, 2016
Assets
FFELP Loans (net of allowance for losses of $60 and $67, respectively)	$81,703	$87,730
Private Education Loans (net of allowance for losses of $1,297 and $1,351, respectively)	23,419	23,340
Investments
Available-for-sale	2	3
Other	268	347
Total investments	270	350
Cash and cash equivalents	1,518	1,253
Restricted cash and investments	3,246	3,600
Goodwill and acquired intangible assets, net	810	670
Other assets	4,025	4,193
Total assets	$114,991	$121,136
Liabilities
Short-term borrowings	$4,771	$2,334
Long-term borrowings	105,012	112,368
Other liabilities	1,723	2,711
Total liabilities	111,506	117,413
Commitments and contingencies
Equity
Common stock, par value $0.01 per share; 1.125 billion shares authorized: 440 million and 436 million shares issued, respectively	4	4
Additional paid-in capital	3,077	3,022
Accumulated other comprehensive income (net of tax expense of $36 and $3, respectively)	61	6
Retained earnings	3,004	2,890
Total Navient Corporation stockholders’ equity before treasury stock	6,146	5,922
Less: Common stock held in treasury at cost: 177 million and 145 million shares, respectively	(2,692)	(2,223)
Total Navient Corporation stockholders’ equity	3,454	3,699
Noncontrolling interest	31	24
Total equity	3,485	3,723
Total liabilities and equity	$114,991	$121,136

Supplemental information — assets and liabilities of consolidated variable interest entities:

	December 31, 2017	December 31, 2016
FFELP Loans	$77,710	$83,429
Private Education Loans	20,886	20,500
Other loans	—	79
Restricted cash	3,091	3,434
Other assets, net	1,160	(11)
Short-term borrowings	2,906	1,078
Long-term borrowings	89,317	95,492
Net assets of consolidated variable interest entities	$10,624	$10,861

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Interest income:
FFELP Loans	$2,693	$2,528	$2,524
Private Education Loans	1,634	1,587	1,756
Other loans	13	9	7
Cash and investments	43	22	8
Total interest income	4,383	4,146	4,295
Total interest expense	2,971	2,441	2,074
Net interest income	1,412	1,705	2,221
Less: provisions for loan losses	426	429	581
Net interest income after provisions for loan losses	986	1,276	1,640
Other income (loss):
Servicing revenue	290	304	340
Asset recovery and business processing revenue	475	390	367
Other income	9	7	17
Gains (losses) on sales of loans and investments	3	—	(9)
Gains (losses) on debt repurchases	(3)	1	21
Gains (losses) on derivative and hedging activities, net	22	117	166
Total other income	796	819	902
Expenses:
Salaries and benefits	519	500	467
Other operating expenses	447	451	451
Total operating expenses	966	951	918
Goodwill and acquired intangible asset impairment and amortization expense	23	36	12
Restructuring/other reorganization expenses	29	—	32
Total expenses	1,018	987	962
Income from continuing operations, before income tax expense	764	1,108	1,580
Income tax expense	472	427	597
Net income from continuing operations	292	681	983
Income from discontinued operations, net of tax expense	—	—	1
Net income attributable to Navient Corporation	$292	$681	$984
Basic earnings per common share attributable to Navient Corporation	$1.06	$2.15	$2.62
Average common shares outstanding	275	316	376
Diluted earnings per common share attributable to Navient Corporation	$1.04	$2.12	$2.58
Average common and common equivalent shares outstanding	281	322	382
Dividends per common share attributable to Navient Corporation	$.64	$.64	$.64

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2017	2016	2015
Net income	$292	$681	$984
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	89	91	(93)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)	(1)	(1)	(1)
Total unrealized gains (losses) on derivatives	88	90	(94)
Income tax (expense) benefit	(33)	(33)	34
Other comprehensive income (loss), net of tax expense (benefit)	55	57	(60)
Total comprehensive income attributable to Navient Corporation	$347	$738	$924

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Common Stock Shares			Common	Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders’	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2014	425,637,635	(23,902,829)	401,734,806	$4	$2,893	$9	$1,670	$(432)	$4,144	$—	$4,144
Comprehensive income:
Net income	—	—	—	—	—	—	984	—	984	—	984
Other comprehensive loss, net of tax	—	—	—	—	—	(60)	—	—	(60)	—	(60)
Total comprehensive income	—	—	—	—	—	—	—	—	924	—	924
Cash dividends:
Common stock ($.64 per share)	—	—	—	—	—	—	(240)	—	(240)	—	(240)
Issuance of common shares	4,924,021	—	4,924,021	—	34	—	—	—	34	—	34
Tax impact of employee stock-based compensation plans	—	—	—	—	11	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	—	29	—	—	—	29	—	29
Common stock repurchased	—	(56,043,711)	(56,043,711)	—	—	—	—	(945)	(945)	—	(945)
Shares repurchased related to employee stock-based compensation plans	—	(2,404,328)	(2,404,328)	—	—	—	—	(48)	(48)	—	(48)
Noncontrolling interests in businesses	—	—	—	—	—	—	—	—	—	24	24
Balance at December 31, 2015	430,561,656	(82,350,868)	348,210,788	$4	$2,967	$(51)	$2,414	$(1,425)	$3,909	$24	$3,933

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Common Stock Shares			Common	Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders’	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2015	430,561,656	(82,350,868)	348,210,788	$4	$2,967	$(51)	$2,414	$(1,425)	$3,909	$24	$3,933
Comprehensive income:
Net income	—	—	—	—	—	—	681	—	681	—	681
Other comprehensive income, net of tax	—	—	—	—	—	57	—	—	57	—	57
Total comprehensive income	—	—	—	—	—	—	—	—	738	—	738
Cash dividends:
Common stock ($.64 per share)	—	—	—	—	—	—	(201)	—	(201)	—	(201)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Issuance of common shares	5,476,010	—	5,476,010	—	35	—	—	—	35	—	35
Tax impact of employee stock-based compensation plans	—	—	—	—	(6)	—	—	—	(6)	—	(6)
Stock-based compensation expense	—	—	—	—	26	—	—	—	26	—	26
Common stock repurchased	—	(59,625,325)	(59,625,325)	—	—	—	—	(755)	(755)	—	(755)
Shares repurchased related to employee stock-based compensation plans	—	(3,197,355)	(3,197,355)	—	—	—	—	(43)	(43)	—	(43)
Balance at December 31, 2016	436,037,666	(145,173,548)	290,864,118	$4	$3,022	$6	$2,890	$(2,223)	$3,699	$24	$3,723

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

						Accumulated
	Common Stock Shares			Common	Additional Paid-In	Other Comprehensive	Retained	Treasury	Total Stockholders’	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2016	436,037,666	(145,173,548)	290,864,118	$4	$3,022	$6	$2,890	$(2,223)	$3,699	$24	$3,723
Comprehensive income:
Net income	—	—	—	—	—	—	292	—	292	—	292
Other comprehensive income, net of tax	—	—	—	—	—	55	—	—	55	—	55
Total comprehensive income	—	—	—	—	—	—	—	—	347	—	347
Cash dividends:
Common stock ($.64 per share)	—	—	—	—	—	—	(176)	—	(176)	—	(176)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	3,680,479	—	3,680,479	—	20	—	—	—	20	—	20
Stock-based compensation expense	—	—	—	—	35	—	—	—	35	—	35
Common stock repurchased	—	(29,646,374)	(29,646,374)	—	—	—	—	(440)	(440)	—	(440)
Shares repurchased related to employee stock-based compensation plans	—	(1,847,651)	(1,847,651)	—	—	—	—	(29)	(29)	—	(29)
Noncontrolling interest in Earnest upon acquisition	—	—	—	—	—	—	—	—	—	7	7
Balance at December 31, 2017	439,718,145	(176,667,573)	263,050,572	$4	$3,077	$61	$3,004	$(2,692)	$3,454	$31	$3,485

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2017	2016	2015
Operating activities
Net income	$292	$681	$984
Adjustments to reconcile net income to net cash provided by operating activities:
Losses (gains) on debt repurchases	3	(1)	(21)
Goodwill and acquired intangible asset impairment and amortization expense	23	36	12
Stock-based compensation expense	35	26	29
Unrealized gains on derivative and hedging activities	(83)	(328)	(781)
Provisions for losses	426	429	581
(Increase) decrease in restricted cash — other	(1)	10	66
(Increase) decrease in accrued interest receivable	(29)	(26)	175
Increase (decrease) in accrued interest payable	11	(92)	(42)
Decrease in other assets	485	628	1,046
Decrease in other liabilities	(5)	(6)	(139)
Total net cash provided by operating activities	1,157	1,357	1,910
Investing activities
Education loans acquired	(7,456)	(3,683)	(3,736)
Reduction of education loans:
Installment payments	14,738	14,923	13,933
Proceeds from sales of education loans	—	—	569
Other investing activities, net	(87)	35	131
Proceeds from maturities of available-for-sale securities	—	2	1
Purchases of other securities	(1)	(44)	(187)
Proceeds from maturities of other securities	23	49	97
Decrease in restricted cash — variable interest entities	495	129	220
Purchase of subsidiaries, net of cash acquired	(216)	—	(342)
Total net cash provided by investing activities	7,496	11,411	10,686
Financing activities
Borrowings collateralized by loans in trust — issued	8,440	6,691	5,011
Borrowings collateralized by loans in trust — repaid	(13,919)	(13,226)	(14,706)
Asset-backed commercial paper conduits, net	(2,363)	(4,002)	974
Long-term notes issued	1,613	1,231	493
Long-term notes repaid	(1,464)	(2,603)	(2,787)
Other financing activities, net	(79)	(244)	(245)
Common stock repurchased	(440)	(755)	(945)
Common dividends paid	(176)	(201)	(240)
Total net cash used in financing activities	(8,388)	(13,109)	(12,445)
Net increase (decrease) in cash and cash equivalents	265	(341)	151
Cash and cash equivalents at beginning of period	1,253	1,594	1,443
Cash and cash equivalents at end of period	$1,518	$1,253	$1,594
Cash disbursements made (refunds received) for:
Interest	$2,872	$2,301	$1,981
Income taxes paid	$157	$249	$88
Income taxes received	$(1)	$(4)	$(14)
Noncash activity:
Investing activity - Education loans and restricted cash acquired	$1,746	$—	$—
Operating activity - Other assets acquired and other liabilities assumed, net	$137	$—	$—
Financing activity - Borrowings assumed in acquisition of education loans and restricted cash	$1,883	$—	$—

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Navient’s Business

Navient is a leading provider of asset management and business processing solutions for education, health care, and government clients at the federal, state, and local levels. We help our clients and millions of Americans achieve financial success through services and support. Headquartered in Wilmington, Delaware, Navient employs team members in western New York, northeastern Pennsylvania, Indiana, Delaware, Tennessee, Texas, Virginia, Wisconsin, California and other locations.

Navient is the largest private sector holder of education loans insured or federally guaranteed under the Federal Family Education Loan Program (“FFELP”). We also hold the largest portfolio of Private Education Loans. We also have begun originating Private Education Refinance Loans. Navient services its own portfolio of education loans, as well as education loans owned by the United States Department of Education (“ED”), financial institutions and nonprofit education lenders. Navient is one of the largest servicers to ED under its Direct Student Loan Program (“DSLP”). Our data-driven insight, service and innovation support customers on the path to successful education loan repayment.

The Company leverages its scale and expertise to provide business processing solutions to a variety of clients, including federal agencies, state and local governments, regional authorities, courts, hospitals, health care systems and other health care providers, and financial service providers. Navient also provides business processing solutions to education-related clients, such as guaranty agencies and colleges and universities.

For all our clients, we aim to improve their financial performance, optimize their operations, and maintain compassionate, compliant service for their customers and constituents.

2.	Significant Accounting Policies

Use of Estimates

Our financial reporting and accounting policies conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Current market conditions increase the risk and complexity of the judgments in these estimates and actual results could differ from estimates. Key accounting policies that include the most significant judgments, estimates and assumptions include the allowance for loan losses, the effective interest rate method (amortization of education loan and debt premiums and discounts), goodwill and intangible asset impairment assessment, fair value measurement, the consolidation of variable interest entities, and derivative accounting.

Consolidation

The consolidated financial statements include the accounts of Navient Corporation and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions.

We consolidate any VIEs where we have determined we are the primary beneficiary. A VIE is a legal entity that does not have sufficient equity at risk to finance its own operations, or whose equity holders do not have the power to direct the activities that most significantly affect the economic performance of the entity, or whose equity holders do not share proportionately in the losses or benefits of the entity. The primary beneficiary of the VIE is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As it relates to our securitizations and other secured borrowing facilities that are VIEs as of December 31, 2017, we are the servicer of the related education loan assets and own the Residual Interest of the securitization trusts and secured borrowing facilities. As a result, we are the primary beneficiary and consolidate those VIEs.

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

The Company aggregates loans with common risk characteristics into pools and accounts for each pool as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The pools are initially recorded at fair value. The Company recognizes interest income based on each pool’s effective interest rate which is based on our estimate of all cash flows expected to be received and includes an assumption about prepayment rates. The pools are tested quarterly for impairment by re-estimating the future cash flows to be received from the pools. If the new estimated cash flows result in a pool’s effective interest rate increasing, then this new yield is used prospectively over the remaining life of the pool. If the new estimated cash flows result in a pool’s effective interest rate decreasing, the pool is impaired and written down through a valuation allowance to maintain the effective interest rate. Loans classified as PCI do not have charge-offs reported nor are they reported as Trouble Debt Restructuring (“TDR”) loans.

Based on the credit attributes discussed above, we determined that $261 million principal amount of Private Education Loans acquired in 2017 are accounted for as PCI loans with a fair value and resulting carry value of $101 million as of the acquisition date. As of acquisition, this portfolio’s contractually required payments receivable (the total undiscounted amount of all uncollected contractual principal and interest payments both past due and scheduled for the future, adjusted for prepayments) was $411 million with an estimated accretable yield (income expected to be recognized in future periods) of $108 million. As of December 31, 2017, the carrying amount was $97 million with no valuation allowance recorded.

Purchased Non-Credit Impaired Loans

Loans acquired that do not have evidence of credit deterioration since origination are recorded at fair value with no allowance for loan losses established at the acquisition date. Loan premiums and discounts are amortized as a part of interest income using the interest method under ASC 310-20, “Nonrefundable Fees and Other Costs.” An allowance for loan losses would be established if incurred losses in the loans exceed the remaining unamortized discount recorded at the time of acquisition (i.e., the next two years of expected charge-offs as well as any additional TDR allowance required is greater than the remaining discount). As a result of this policy, to the extent that actual charge-offs exceed any related allowance for loan losses recognized post-acquisition, provision for loan losses is recorded when the loans are charged off. Charge-offs are recorded through the allowance for loan losses. In 2017, we acquired Private Education Loans with unpaid principal balance of $2.8 billion at a discount of $424 million and FFELP Loans with an unpaid principal balance of $3.5 billion at a discount of $47 million, that are accounted for under this policy. No allowance for loan losses has been established for these loans as of December 31, 2017, as the remaining purchased discount associated with the Private Education Loans of $392 million and FFELP Loans of $43 million as of December 31, 2017 remains greater than the incurred losses.

Allowance for Private Education Loan Losses

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

We also have other investments, primarily a receivable for cash collateral posted to derivative counterparties which is accounted for at amortized cost in other investments.

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

Securitization Accounting

Our securitizations use a two-step structure with a special purpose entity that legally isolates the transferred assets from us, even in the event of bankruptcy. Transactions receiving sale treatment are also structured to ensure that the holders of the beneficial interests issued are not constrained from pledging or exchanging their interests, and that we do not maintain effective control over the transferred assets. If these criteria are not met, then the transaction is accounted for as an on-balance sheet secured borrowing. In all cases, irrespective of whether they qualify as accounting sales our securitizations are legally structured to be sales of assets that isolate the transferred assets from us. If a securitization qualifies as a sale, we then assess whether we are the primary beneficiary of the securitization trust (VIE) and are required to consolidate such trust. If we are the primary beneficiary, then no gain or loss is recognized. See “Consolidation” of this Note 2 for additional information regarding the accounting rules for consolidation when we are the primary beneficiary of these trusts.

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

We do not record servicing assets or servicing liabilities when our securitization trusts are accounted for as on-balance sheet secured financings. As of December 31, 2017, we have $25 million of servicing assets on our balance sheet, of which $11 million is related to Residual Interests in FFELP Loan securitization trusts we sold in 2013 and $14 million is related to the acquisition of Earnest in 2017.

Education Loan Interest Income

For loans classified as held-for-investment, we recognize education loan interest income as earned, adjusted for the amortization of premiums (which includes purchased premiums and capitalized direct origination costs), discounts and Repayment Borrower Benefits. These adjustments result in income being recognized based upon the expected yield of the loan over its life after giving effect to expected prepayments. We amortize premium and discount on education loans using a CPR which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. In determining the CPR, we only consider payments made in excess of contractually required payments. This would include loan consolidation and other early payoff activity. For Repayment Borrower Benefits, the estimates of their effect on education loan yield are based on analyses of historical payment behavior of customers who are eligible for the incentives and its effect on the ultimate qualification rate for these incentives. We regularly evaluate the assumptions used to estimate the prepayment speeds and the qualification rates used for Repayment Borrower Benefits. In instances where there are changes to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the acquisition of the loan. Additionally, interest earned on education loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy as discussed further in “Allowance for Loan Losses” of this Note 2. We do not amortize any premiums, discounts or other adjustments to the basis of education loans when they are classified as held-for-sale. See “Allowance for Loan Losses – Purchased Credit Impaired (‘PCI’) Loans” and “–Purchased Non-Credit Impaired Loans” of this Note 2 for discussion of the interest income methodology related to those portfolios.

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

We also receive fees from Guarantor agencies for performing default aversion services on delinquent loans prior to default. The fee is received when the loan is initially placed with us and we are obligated to provide such services for the remaining life of the loan for no additional fee. In the event that the loan defaults, in accordance with certain contracts, we are obligated to rebate a portion of the fee to the Guarantor agency in proportion to the principal and interest outstanding when the loan defaults. We defer the fees received, net of an estimate of future rebates owed due to subsequent defaults, and recognize such fees over the service period which is estimated to be the life of the loan.

In the third quarter of 2017, $47 million of previously deferred asset recovery revenue, net of a reserve, was recognized as revenue related to loans for which the Company performs these default aversion services. In the third quarter of 2017, the Company was notified that it would no longer perform these services after 2017 due to the termination of the related contract as of December 31, 2017. In accordance with GAAP, we recognized this previously deferred revenue during the third-quarter 2017 to reflect a shortened period over which it is expected to be earned.

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

The Company administers the Navient Corporation Employee Severance Plan and the Navient Corporation Executive Severance Plan for Senior Officers (collectively, “the Severance Plan”). The Severance Plan provides severance benefits in the event of termination of the Company’s full-time employees and part-time employees who work at least 24 hours per week. The Severance Plan establishes specified benefits based on base salary, job level immediately preceding termination and years of service upon involuntary termination of employment. The benefits payable under the Severance Plan relate to past service, and they accumulate and vest. Accordingly, we recognize severance expenses to be paid pursuant to the Severance Plan when payment of such benefits is probable and can be reasonably estimated in accordance with ASC 712, “Compensation — Nonretirement Postemployment Benefits.” Such benefits, include severance pay calculated based on the Severance Plan, medical and dental benefits, and outplacement services expenses.

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

Other reorganization expenses include certain internal costs and third-party costs incurred in connection with our cost reduction initiatives.

During the fourth quarter of 2017, the Company incurred $29 million of restructuring and other reorganization expense in connection with an effort that will reduce costs and improve operating efficiency. The charge related primarily to severance-related costs.

During the second quarter of 2015, the Company launched an initiative to simplify and streamline its management structure following the Spin-Off of SLM BankCo to improve the operating efficiency and effectiveness of the organization. As part of the Company’s streamlining efforts, restructuring and other reorganization expenses of $29 million were recognized in 2015, primarily related to severance costs.

Income Taxes

We account for income taxes under the asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of our assets and liabilities. To the extent tax laws change, deferred tax assets and liabilities are adjusted in the period that the tax change is enacted. See “Note 14 – Income Taxes” for a description of the impact of the “Tax Cuts and Jobs Act” (“TCJA”) on the net deferred tax asset as of December 31, 2017.

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

Earnings (Loss) per Common Share

We compute earnings (loss) per common share (“EPS”) by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Net income allocated to common shareholders represents net income applicable to common shareholders. Diluted earnings per common share is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the Employee Stock Purchase Plan. See “Note 10 — Earnings (Loss) per Common Share” for further discussion.

Reclassifications

Certain reclassifications have been made to the balances as of and for the years ended December 31, 2016 and 2015, to be consistent with classifications adopted for 2017, which had no effect on net income, total assets or total liabilities.

Recently Issued Accounting Pronouncements

Revenue Recognition

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance supersedes current U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgements than the current revenue standards. The new guidance does not apply to revenue associated with financial instruments that are accounted for under other U.S. GAAP. Accordingly, the new revenue recognition guidance does not have an impact on our consolidated results of operations associated with our loan portfolios, investments and derivatives.

We adopted the new standard as of January 1, 2018, the effective date, utilizing the cumulative effect transition method. In conjunction with our implementation plan, we identified revenue streams within our Business Services segment that are within scope of the new standard and reviewed related contracts. We concluded that the new standard does not result in a material change in the timing of revenue or expense recognition, or the presentation/classification of such revenue and expense. Under the new standard, we will expand our revenue disclosures in the first quarter of 2018.

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

Leases

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires the identification of arrangements that should be accounted for as leases by lessees. In general, lease arrangements exceeding a twelve-month term must be recognized as assets and liabilities on the balance sheet of the lessee. A right-of-use asset and lease obligation will be recorded for all leases with a term exceeding twelve months, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. The standard requires the use of the modified retrospective transition method, which will require adjustment to all comparative periods presented. It will be effective for the Company as of January 1, 2019. Early adoption is permitted. We continue to assess the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures, but expect it to be immaterial.

Stock Compensation

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation,” which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard also requires that all excess tax benefits and tax deficiencies that pertain to employee stock-based incentive payments be recognized within income tax expense in the consolidated statements of income, rather than as previously reported within additional paid-in capital. The new standard was adopted on January 1, 2017. In the year ended December 31, 2017, this new standard resulted in a $5 million reduction to income tax expense.

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

The estimated weighted average life of education loans in our portfolio was approximately 7 years at both December 31, 2017 and 2016. The following table reflects the distribution of our education loan portfolio by program.

	December 31, 2017		Year Ended December 31, 2017
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Education Loans, net(1)	$28,409	27%	$30,462	2.94%
FFELP Consolidation Loans, net	53,294	51	54,527	3.30
Private Education Loans, net	23,419	22	23,762	6.88
Total education loans, net	$105,122	100%	$108,751	3.98%

	December 31, 2016		Year Ended December 31, 2016
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Education Loans, net(1)	$32,319	29%	$34,710	2.31%
FFELP Consolidation Loans, net	55,411	50	57,787	2.98
Private Education Loans, net	23,340	21	25,361	6.26
Total education loans, net	$111,070	100%	$117,858	3.49%

(1)	Primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans.

As of December 31, 2017 and 2016, 86 percent and 83 percent, respectively, of our education loan portfolio was in repayment.

Loan Sales

In 2015, we sold $412 million of FFELP Loans for a $12 million gain and $178 million of low-interest rate Private Education Loans for a $21 million loss. There were no loan sales in 2016 or 2017.

4.	Allowance for Loan Losses

Our provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses, net of expected recoveries, in the held-for-investment loan portfolios. The evaluation of the provisions for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We segregate our Private Education portfolio into two classes of loans in monitoring and assessing credit risk – Troubled Debt Restructurings (“TDRs”) and Non-TDRs. We believe that the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios.

Allowance for Loan Losses Metrics

	Year Ended December 31, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$67	$1,351	$15	$1,433
Total provision	42	382	2	426
Charge-offs(1)	(49)	(443)	(7)	(499)
Reclassification of interest reserve(2)	—	7	—	7
Ending balance	$60	$1,297	$10	$1,367
Allowance Ending Balance:
Individually evaluated for impairment - TDR	$—	$1,171	$9	$1,180
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	60	126	1	187
Purchased Non-Credit Impaired Loans acquired at a discount(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—
Ending total allowance	$60	$1,297	$10	$1,367
Loans Ending Balance:
Individually evaluated for impairment - TDR	$—	$10,921	$30	$10,951
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	77,860	11,861	40	89,761
Purchased Non-Credit Impaired Loans acquired at a discount(3)	3,237	2,610	—	5,847
Purchased Credit Impaired Loans(3)	—	248	—	248
Ending total loans(4)	$81,097	$25,640	$70	$106,807
Charge-offs as a percentage of average loans in repayment	.07%	1.98%	5.39%
Allowance coverage of charge-offs	1.2	2.9	1.5
Allowance as a percentage of the ending total loan balance(3)	.07%	5.06%	14.32%
Allowance as a percentage of the ending loans in repayment(3)	.09%	5.66%	14.32%
Ending total loans(4)	$81,097	$25,640	$70
Average loans in repayment	$68,318	$22,342	$130
Ending loans in repayment	$67,853	$22,924	$70

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

(3)

See “Note 2 — Significant Accounting Policies — Allowance for Loan Losses” for a description of our policy for the $6.5 billion of loans ($3.5 billion of FFELP and $3.0 billion of Private Education) purchased in 2017 accounted for as either Purchased Credit Impaired Loans or Purchased Non-Credit Impaired Loans. The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of December 31, 2017. The losses of the Purchased Non-Credit Impaired Loans acquired at a discount are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $43 million and $392 million, respectively, as of December 31, 2017 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of December 31, 2017. As a result, excluding the $6.5 billion of loans acquired in 2017, the allowance as a percentage of the ending total loan balance and the allowance as a percentage of the ending loans in repayment would be 0.08 percent and 0.09 percent for FFELP Loans and 5.69 percent and 6.42 percent for Private Education Loans, respectively.

(4)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

	Year Ended December 31, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$78	$1,471	$15	$1,564
Total provision	43	383	3	429
Charge-offs(1)	(54)	(513)	(3)	(570)
Reclassification of interest reserve(2)	—	10	—	10
Ending balance	$67	$1,351	$15	$1,433
Allowance Ending Balance:
Individually evaluated for impairment - TDR	$—	$1,190	$11	$1,201
Collectively evaluated for impairment	67	161	4	232
Ending total allowance	$67	$1,351	$15	$1,433
Loans Ending Balance:
Individually evaluated for impairment - TDR	$—	$11,165	$32	$11,197
Collectively evaluated for impairment	86,918	13,983	132	101,033
Ending total loans(3)	$86,918	$25,148	$164	$112,230
Charge-offs as a percentage of average loans in repayment	.07%	2.20%	2.10%
Allowance coverage of charge-offs	1.2	2.6	7.0
Allowance as a percentage of the ending total loan balance	.08%	5.37%	9.35%
Allowance as a percentage of the ending loans in repayment	.09%	6.10%	9.35%
Ending total loans(3)	$86,918	$25,148	$164
Average loans in repayment	$72,714	$23,275	$104
Ending loans in repayment	$70,557	$22,150	$164

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

	Year Ended December 31, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$93	$1,916	$24	$2,033
Total provision	46	538	(3)	581
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	—	(330)
Net charge-offs remaining(2)	(61)	(659)	(6)	(726)
Total net charge-offs	(61)	(989)	(6)	(1,056)
Reclassification of interest reserve(3)	—	11	—	11
Loan sales	—	(5)	—	(5)
Ending balance	$78	$1,471	$15	$1,564
Allowance Ending Balance:
Individually evaluated for impairment - TDR	$—	$1,209	$12	$1,221
Collectively evaluated for impairment	78	262	3	343
Ending total allowance	$78	$1,471	$15	$1,564
Loans Ending Balance:
Individually evaluated for impairment - TDR	$—	$10,965	$37	$11,002
Collectively evaluated for impairment	95,393	17,431	49	112,873
Ending total loans(4)	$95,393	$28,396	$86	$123,875
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	.08%	2.55%	6.17%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	—%	1.28%	—%
Allowance coverage of net charge-offs, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	1.3	2.2	2.5
Allowance as a percentage of the ending total loan balance	.08%	5.18%	17.28%
Allowance as a percentage of the ending loans in repayment	.11%	6.00%	17.28%
Ending total loans(4)	$95,393	$28,396	$86
Average loans in repayment	$75,925	$25,802	$97
Ending loans in repayment	$73,838	$24,502	$86

(1)

In 2015, the portion of the loan amount charged off at default on Private Education Loans increased from 73 percent to 79 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

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

	FFELP Loan Delinquencies
	December 31,
	2017		2016		2015
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,711		$5,871		$8,257
Loans in forbearance(2)	8,533		10,490		13,298
Loans in repayment and percentage of each status:
Loans current	59,264	87.3%	61,977	87.8%	62,651	84.8%
Loans delinquent 31-60 days(3)	2,638	3.9	2,820	4.0	3,285	4.5
Loans delinquent 61-90 days(3)	1,763	2.6	1,325	1.9	1,856	2.5
Loans delinquent greater than 90 days(3)	4,188	6.2	4,435	6.3	6,046	8.2
Total FFELP Loans in repayment	67,853	100%	70,557	100%	73,838	100%
Total FFELP Loans, gross	81,097		86,918		95,393
FFELP Loan unamortized premium	666		879		1,087
Total FFELP Loans	81,763		87,797		96,480
FFELP Loan allowance for losses	(60)		(67)		(78)
FFELP Loans, net	$81,703		$87,730		$96,402
Percentage of FFELP Loans in repayment		83.7%		81.2%		77.4%
Delinquencies as a percentage of FFELP Loans in repayment		12.7%		12.2%		15.2%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		11.2%		12.9%		15.3%

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

For Private Education Loans, the key credit quality indicators are FICO scores, school type, the existence of a cosigner, the loan status and loan seasoning. The FICO scores/school type are assessed at origination. The other Private Education Loan key quality indicators can change and are incorporated quarterly into the allowance for loan losses calculation. The following table highlights the principal balance (excluding the receivable for partially charged-off loans) of our Private Education Loan portfolio stratified by the key credit quality indicators.

	Private Education Loans Credit Quality Indicators
	TDR
	December 31, 2017		December 31, 2016
(Dollars in millions)	Balance(2)	% of Balance	Balance(2)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$9,647	92%	$9,863	91%
FICO below 640	889	8	942	9
Total	$10,536	100%	$10,805	100%
School Type:
Not-for-profit	$8,247	78%	$8,346	77%
For-profit	2,289	22	2,459	23
Total	$10,536	100%	$10,805	100%
Cosigners:
With cosigner	$6,441	61%	$6,486	60%
Without cosigner	4,095	39	4,319	40
Total	$10,536	100%	$10,805	100%
Seasoning(1):
1-12 payments	$506	5%	$754	7%
13-24 payments	644	6	927	9
25-36 payments	947	9	1,289	12
37-48 payments	1,271	12	1,620	15
More than 48 payments	6,691	63	5,636	52
Not yet in repayment	477	5	579	5
Total	$10,536	100%	$10,805	100%

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Balance equals the gross Private Education Loans.

	Private Education Loans Credit Quality Indicators
	Non-TDR
	December 31, 2017		December 31, 2016
(Dollars in millions)	Balance(2)	% of Balance	Balance(2)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$13,752	96%	$13,120	97%
FICO below 640	592	4	408	3
Total	$14,344	100%	$13,528	100%
School Type:
Not-for-profit	$12,431	87%	$11,338	84%
For-profit	1,913	13	2,190	16
Total	$14,344	100%	$13,528	100%
Cosigners:
With cosigner	$9,193	64%	$9,124	67%
Without cosigner	5,151	36	4,404	33
Total	$14,344	100%	$13,528	100%
Seasoning(1):
1-12 payments	$1,424	10%	$586	4%
13-24 payments	437	3	344	3
25-36 payments	466	3	619	5
37-48 payments	867	6	1,103	8
More than 48 payments	10,566	74	10,062	74
Not yet in repayment	584	4	814	6
Total	$14,344	100%	$13,528	100%

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Balance equals the gross Private Education Loans.

	TDR Private Education Loan Delinquencies
	December 31,
	2017		2016		2015
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$477		$579		$706
Loans in forbearance(2)	681		588		694
Loans in repayment and percentage of each status:
Loans current	8,333	88.9%	8,273	85.8%	7,887	85.3%
Loans delinquent 31-60 days(3)	351	3.7	412	4.3	414	4.5
Loans delinquent 61-90 days(3)	207	2.2	267	2.8	263	2.9
Loans delinquent greater than 90 days(3)	487	5.2	686	7.1	678	7.3
Total TDR loans in repayment	9,378	100%	9,638	100%	9,242	100%
Total TDR loans, gross	10,536		10,805		10,642
TDR loans unamortized discount	(225)		(237)		(243)
Total TDR loans	10,311		10,568		10,399
TDR loans receivable for partially charged-off loans	385		360		323
TDR loans allowance for losses	(1,171)		(1,190)		(1,209)
TDR loans, net	$9,525		$9,738		$9,513
Percentage of TDR loans in repayment		89.0%		89.2%		86.8%
Delinquencies as a percentage of TDR loans in repayment		11.1%		14.2%		14.7%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		6.8%		5.7%		7.0%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Non-TDR Private Education Loan Delinquencies
	December 31,
	2017		2016		2015
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$584		$814		$1,334
Loans in forbearance(2)	214		202		279
Loans in repayment and percentage of each status:
Loans current	13,257	97.9%	12,233	97.8%	14,844	97.3%
Loans delinquent 31-60 days(3)	120	.9	110	.9	163	1.1
Loans delinquent 61-90 days(3)	59	.4	54	.4	85	.6
Loans delinquent greater than 90 days(3)	110	.8	115	.9	168	1.0
Total non-TDR loans in repayment	13,546	100%	12,512	100%	15,260	100%
Total non-TDR loans, gross	14,344		13,528		16,873
Non-TDR loans unamortized discount	(699)		(220)		(288)
Total non-TDR loans	13,645		13,308		16,585
Non-TDR loans receivable for partially charged-off loans	375		455		558
Non-TDR loans allowance for losses	(126)		(161)		(262)
Non-TDR loans, net	$13,894		$13,602		$16,881
Percentage of non-TDR loans in repayment		94.4%		92.5%		90.4%
Delinquencies as a percentage of non-TDR loans in repayment		2.1%		2.2%		2.7%
Loans in forbearance as a percentage of non- TDR loans in repayment and forbearance		1.6%		1.6%		1.8%

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

The following table summarizes the activity in the receivable for partially charged-off loans.

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Receivable at beginning of period	$815	$881	$1,245
Expected future recoveries of current period defaults(1)	110	128	183
Recoveries(2)	(155)	(181)	(191)
Net adjustment resulting from the change in the charge-off rate(3)	—	—	(330)
Net charge-offs remaining(4)	(10)	(13)	(26)
Total net charge-offs(5)	(10)	(13)	(356)
Receivable at end of period	$760	$815	$881

(1)	Represents our estimate of the amount to be collected in the future.
(2)	Current period cash collections.
(3)

In 2015, the portion of the loan amount charged off at default increased from 73 percent to 79 percent. This change resulted in a $330 million reduction to the balance of the receivable for partially charged-off loans.

(4)	Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected.
(5)	These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 61 percent and 61 percent of the loans granted forbearance have qualified as a TDR loan at December 31, 2017, and 2016, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of December 31, 2017 and 2016 was $2.7 billion and $2.6 billion, respectively.

At December 31, 2017 and 2016, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Total Ending Loans(2)	Related Allowance
December 31, 2017	$10,890	$10,921	$1,171
December 31, 2016	11,119	11,165	1,190

(1)	Recorded investment is equal to the unpaid principal balance (which includes the receivable for partially charged-off loans), accrued interest and unamortized discount.
(2)	Total ending loans includes the receivable for partially charged-off loans.

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Years Ended December 31,
	2017		2016		2015
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total	$10,989	$708	$11,078	$667	$10,770	$653

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Years Ended December 31,
	2017			2016			2015
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment- Default	Modified Loans(1)	Charge- Offs(2)	Payment- Default	Modified Loans(1)	Charge- Offs(2)	Payment- Default
Total	$816	$346	$181	$1,169	$382	$265	$1,604	$459	$403

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.
(2)	Represents loans that charged off that were classified as TDRs.

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans.

	Accrued Interest Receivable As of December 31,
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
2017
TDR	$196	$20	$20
Non-TDR	187	4	6
Total	$383	$24	$26
2016
TDR	$192	$28	$23
Non-TDR	199	5	7
Total	$391	$33	$30
2015
TDR	$201	$28	$26
Non-TDR	289	7	9
Total	$490	$35	$35

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

Acquisition of Earnest

In November 2017, Navient acquired a 95 percent majority controlling interest in Earnest for approximately $149 million in cash. Earnest is a leading financial technology and education finance company that originates Private Education Refinance Loans. We have engaged an independent appraiser to assist in the valuation of the assets acquired and liabilities assumed including identifiable intangible assets, primarily the trade name and developed technology. We anticipate the purchase price allocation will be completed by the end of the second quarter 2018. The preliminary estimate of goodwill is $87 million. The results of operations of Earnest have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Private Education Loans segment and its Earnest reporting unit. Navient has not disclosed the pro forma impact of this acquisition to the results of operations for the years ended December 31, 2017, 2016 and 2015, as the pro forma impact was deemed immaterial.

Acquisition of Duncan Solutions

In July 2017, Navient acquired a 100 percent controlling interest in Duncan Solutions for approximately $86 million in cash. Duncan Solutions is a leading transportation revenue management company serving municipalities and toll authorities, offering a range of technology-enabled products and services to supports its clients’ parking and tolling operations. We have engaged an independent appraiser to assist in the valuation of the assets acquired and liabilities assumed including identifiable intangible assets, primarily customer relationships, the trade name and developed technology. The preliminary estimate of goodwill is $63 million. We anticipate the purchase price allocation will be completed by the end of the first quarter 2018. The results of operations of Duncan Solutions have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Services segment and its Gila reporting unit. Navient has not disclosed the pro forma impact of this acquisition to the results of operations for the years ended December 31, 2017, 2016 and 2015, as the pro forma impact was deemed immaterial.

Acquisition of Xtend Healthcare

In October 2015, Navient acquired an 89 percent controlling interest in Xtend Healthcare for approximately $164 million, of which $102 million was allocated to goodwill. Xtend Healthcare is a health care revenue cycle management company that provides health insurance claims billing and account resolution, as well as patient billing and customer service. The results of operations of Xtend Healthcare have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Services segment and its Xtend reporting unit. Navient has not disclosed the pro forma impact of this acquisition to the results of operations for the year ended December 31, 2015, as the pro forma impact was deemed immaterial.

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

Acquisition of Gila

In February 2015, Navient acquired a 98 percent majority controlling interest in Gila for approximately $185 million, of which $97 million was allocated to goodwill. Gila is an asset recovery and business processing firm. The firm provides services to state governments, agencies, court systems and municipalities. The results of operations of Gila have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Services segment and its Gila reporting unit. Navient has not disclosed the pro forma impact of this acquisition to the results of operations for the year ended December 31, 2015, as the pro forma impact was deemed immaterial.

Identifiable intangible assets at the acquisition date included the Gila trade name, initially classified as an indefinite life intangible asset, with an aggregate fair value of approximately $13 million as of the acquisition date. Definite life intangible assets with an estimated aggregate fair value of approximately $71 million as of the acquisition date consist primarily of customer relationships. These intangible assets will be amortized over 7 to 16 years depending on the estimated economic benefit derived from each of the underlying assets.

Goodwill

All acquisitions must be assigned to a reporting unit or units. A reporting unit is the same as, or one level below, an operating segment. We have four reportable segments: FFELP Loans, Private Education Loans, Business Services and Other. The following table summarizes our goodwill, accumulated impairments and net goodwill for our reporting units and reportable segments.

	As of December 31, 2017			As of December 31, 2016
(Dollars in millions)	Gross	Accumulated Impairments and Other Adjustments(1)	Net	Gross	Accumulated Impairments and Other Adjustments(1)	Net
FFELP Loans reportable segment	$194	$(4)	$190	$194	$(4)	$190
Private Education Loans reportable segment:
Private Education Loans	147	(41)	106	147	(41)	106
Earnest	87	—	87	—	—	—
Total Private Education Loans reportable segment(1)	234	(41)	193	147	(41)	106
Business Services reportable segment:
Servicing	50	—	50	50	—	50
Asset Recovery — Contingency	136	(136)	—	136	(136)	—
Asset Recovery — Gila	160	—	160	97	—	97
Asset Recovery — Xtend Healthcare	108	—	108	102	—	102
Total Business Services reportable segment	454	(136)	318	385	(136)	249
Total	$882	$(181)	$701	$726	$(181)	$545

(1)

In conjunction with our Separation from SLM BankCo in 2014, we removed $41 million of goodwill from our balance sheet as required under ASC 350, “Intangibles — Goodwill and Other.” This goodwill was allocated to the consumer banking business retained by SLM BankCo based on relative fair value.

Annual Goodwill Impairment Testing — October 1, 2017

We perform our goodwill impairment testing annually in the fourth quarter as of October 1. As part of the 2017 annual impairment testing associated with our FFELP Loans, Private Education Loans and Servicing reporting units, we assessed relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of an individual reporting unit is less than its carrying value. We considered the amount of excess fair values over the carrying values of individual reporting units as of October 1, 2016 when we last performed a Step 1 goodwill impairment test and engaged an appraisal firm to estimate the fair values of these reporting units. The fair values of these reporting units at October 1, 2016 were substantially in excess of their carrying amounts. In addition, the cash flows for our FFELP Loans, Private Education Loans and Servicing reporting units are very predictable and the outlook and associated cash flow projections of these reporting units have not changed significantly since our 2016 assessment. No goodwill was deemed impaired for the reporting units after assessing these relevant qualitative factors.

We also assessed relevant qualitative factors associated with our Gila reporting unit. We considered the acquisition value, 2017 earnings, 2018 expectations, current customer base, revenue backlog, and short and long-term outlook. Goodwill was not deemed to be impaired for the reporting unit after assessing these relevant qualitative factors.

We also considered that our market capitalization was greater than our book equity, the current regulatory and legislative environment, the current economic environment, our 2017 earnings, 2018 expected earnings and analyst expectations regarding our stock price. We viewed these factors as favorable.

Regarding our Xtend reporting unit, we retained a third-party appraisal firm to estimate the fair value of the reporting unit as required to perform a Step 1 impairment test of goodwill. We determined a Step 1 impairment test was warranted due to revenue performance since the acquisition being below expectations. The income approach and the market approach were the primary approaches used to estimate the fair value of the reporting unit. Goodwill was not deemed impaired for the Xtend reporting unit.

The income approach measures the value of the reporting unit’s future economic benefit determined by its discounted cash flows derived from our projections plus an assumed terminal growth rate adjusted for what we believe a market participant would assume in an acquisition. These projections are generally five to seven-year projections that reflect the anticipated cash flow fluctuations of the reporting unit.

Under our guidance, the third-party appraisal firm developed the discount rate for the reporting unit incorporating such factors as the risk-free rate, equity risk premium, industry risk premium, a measure of volatility (Beta) and a company-specific risk premium, to adjust for volatility and uncertainty in the economy and to capture specific risk related to the reporting unit. We considered whether an asset sale or an equity sale would be the most likely sale structure for the reporting unit and valued the reporting unit based on the more likely hypothetical scenario, an asset sale. The discount rate reflects market-based estimates of capital costs and is adjusted for our assessment of a market participant’s view with respect to execution, source concentration and other risks associated with the projected cash flows of the reporting unit. We reviewed and approved the discount rate of 13.5 percent provided by the third-party appraiser including the factors incorporated to develop the discount rate.

We and the third-party appraisal firm also considered a market approach to value the reporting unit. Market-based revenue and EBITDA multiples for comparable publicly traded companies and similar transactions were applied to the reporting unit’s revenue and EBITDA indicators to derive a value for the reporting unit.

At October 1, 2017, the carrying value of equity of the Xtend reporting unit was $176 million and the percentage of the estimated fair value in excess of the carrying value was 19 percent.

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

Interim Goodwill Impairment Testing — December 31, 2017

We performed interim goodwill impairment testing as of December 31, 2017 for the Gila reporting unit as the December 2017 notification of the loss of a significant toll contract effective January 1, 2019 was deemed a triggering event warranting an impairment assessment. We retained a third-party appraisal firm to estimate the fair value of the reporting unit as required to perform a Step 1 impairment test. Goodwill was not deemed impaired for the Gila reporting unit.

The income approach was the primary approach used to fair value the reporting unit. We provided the appraisal firm projections that reflect the anticipated cash flow fluctuations of the reporting unit. These projections incorporated the anticipated cash flow benefit of a lower corporate federal statutory tax rate due to the 2017 “Tax Cuts and Jobs Act.”

Under our guidance, the appraisal firm developed a discount rate for the reporting unit incorporating such factors as the risk-free rate, equity risk premium, industry risk premium, a measure of volatility (Beta) and a company-specific risk premium, to adjust for volatility and uncertainty in the economy and to capture specific risk related to the reporting unit. We considered whether an asset sale or an equity sale would be the most likely sale structure for the reporting unit and valued the reporting unit based on the more likely hypothetical scenario, an asset sale. The discount rate reflects market-based estimates of capital costs and is adjusted for our assessment of a market participant’s view with respect to execution, source concentration and other risks associated with the projected cash flows of the reporting unit. We reviewed and approved the discount rate of 15.0 percent provided by the third-party appraiser including the factors incorporated to develop the discount rate.

We and the third-party appraisal firm also considered a market approach to value the reporting unit. Market-based revenue and EBITDA multiples for comparable publicly-traded companies and similar transactions were applied to the reporting unit’s revenue and EBITDA indicators to derive a value for the reporting unit.

At December 31, 2017, the carrying value of equity of the Gila reporting unit was $245 million and the percentage of the estimated fair value in excess of the carrying value was 9 percent.

Acquired Intangible Assets

Acquired intangible assets include the following:

	As of December 31, 2017			As of December 31, 2016
(Dollars in millions)	Cost Basis(1)	Accumulated Impairment and Amortization(1)	Net	Cost Basis(1)	Accumulated Impairment and Amortization(1)	Net
Customer, services and lending relationships	$292	$(234)	$58	$292	$(219)	$73
Favorable lease	1	—	1	1	—	1
Non-competes	2	(2)	—	2	(2)	—
Software and technology	104	(85)	19	101	(82)	19
Trade names and trademarks(2)	48	(18)	30	44	(13)	31
Total acquired intangible assets	$447	$(339)	$108	$440	$(316)	$124

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

We recorded amortization of acquired intangible assets from continuing operations totaling $23 million, $29 million and $12 million in 2017, 2016 and 2015, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be $20 million, $17 million, $14 million, $12 million and $39 million in 2018, 2019, 2020, 2021 and after 2021, respectively.

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

The following table summarizes our borrowings.

	December 31, 2017			December 31, 2016
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,306	$12,624	$13,930	$717	$13,029	$13,746
Total unsecured borrowings	1,306	12,624	13,930	717	13,029	13,746
Secured borrowings:
FFELP Loan securitizations	—	71,208	71,208	—	73,522	73,522
Private Education Loan securitizations(2)	686	12,646	13,332	548	14,125	14,673
FFELP Loan — other facilities	1,536	6,830	8,366	—	12,443	12,443
Private Education Loan — other facilities	684	1,710	2,394	464	—	464
Other(3)	538	—	538	606	—	606
Total secured borrowings	3,444	92,394	95,838	1,618	100,090	101,708
Total before hedge accounting adjustments	4,750	105,018	109,768	2,335	113,119	115,454
Hedge accounting adjustments	21	(6)	15	(1)	(751)	(752)
Total	$4,771	$105,012	$109,783	$2,334	$112,368	$114,702

(1)

Includes principal amount of $1.3 billion and $719 million of short-term debt as of December 31, 2017 and 2016, respectively. Includes principal amount of $12.7 billion and $13.1 billion of long-term debt as of December 31, 2017 and 2016, respectively.

(2)

Includes $686 million and $548 of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Repurchase Facilities”) as of December 31, 2017 and 2016, respectively. Includes $1.3 billion and $475 million of long-term debt related to the Repurchase Facilities as of December 31, 2017 and 2016, respectively.

(3)

“Other” primarily includes the obligation to return cash collateral held related to derivative exposures, which includes $0 million and $193 million of securities re-pledged subject to an overnight repurchase transaction as of December 31, 2017 and 2016, respectively.

Short-term Borrowings

Short-term borrowings have a remaining term to maturity of one year or less. The following tables summarize outstanding short-term borrowings (secured and unsecured), the weighted average interest rates at the end of each period, and the related average balances and weighted average interest rates during the periods.

	December 31, 2017		Year Ended December 31, 2017
(Dollars in millions)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loan securitizations(1)	$686	4.65%	$706	4.32%
FFELP Loan — other facilities	1,536	2.11	261	1.26
Private Education Loan — other facilities	684	2.92	572	2.42
Senior unsecured debt	1,327	8.06	1,197	6.80
Other interest-bearing liabilities	538	1.33	458	1.27
Total short-term borrowings	$4,771	4.16%	$3,194	4.22%
Maximum outstanding at any month end	$4,771

	December 31, 2016		Year Ended December 31, 2016
(Dollars in millions)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loan securitizations(1)	$548	3.72%	$42	3.81%
FFELP Loan — other facilities	—	—	—	—
Private Education Loan —other facilities	464	2.02	389	1.83
Senior unsecured debt	716	4.22	1,032	5.01
Other interest-bearing liabilities	606	.96	629	.48
Total short-term borrowings	$2,334	2.82%	$2,092	3.03%
Maximum outstanding at any month end	$2,637

(1)	Relates to Repurchase Facilities.

Long-term Borrowings

The following tables summarize outstanding long-term borrowings, the weighted average interest rates at the end of the periods, and the related average balances during the periods.

	December 31, 2017
		Weighted Average	Year Ended December 31, 2017
(Dollars in millions)	Ending Balance(1)	Interest Rate(2)	Average Balance
Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2018-2083	$83,209	2.31%	$86,186
Non-U.S. dollar-denominated:
Interest bearing, due 2023-2041	6,423	.37	7,355
Total floating rate notes	89,632	2.17	93,541
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2019-2058	15,114	5.60	15,266
Non-U.S.-dollar denominated:
Interest bearing, due 2034-2035	266	2.72	281
Total fixed rate notes	15,380	5.55	15,547
Total long-term borrowings	$105,012	2.67%	$109,088

	December 31, 2016
		Weighted Average	Year Ended December 31, 2016
(Dollars in millions)	Ending Balance(1)	Interest Rate(2)	Average Balance
Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2017-2083	$88,575	1.65%	$93,881
Non-U.S. dollar-denominated:
Interest bearing, due 2023-2041	7,265	.28	8,761
Total floating rate notes	95,840	1.54	102,642
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2018-2058	16,271	5.65	16,050
Non-U.S.-dollar denominated:
Interest bearing, due 2034-2035	257	2.82	281
Total fixed rate notes	16,528	5.60	16,331
Total long-term borrowings	$112,368	2.14%	$118,973

(1)	Ending balance is expressed in U.S. dollars using the spot currency exchange rate. Includes fair value adjustments under hedge accounting for notes designated as the hedged item in a fair value hedge.
(2)	Weighted average interest rate is stated rate relative to currency denomination of debt.

As of December 31, 2017, the expected maturities of our long-term borrowings are shown in the following table.

	Expected Maturity
(Dollars in millions)	Senior Unsecured Debt	Secured Borrowings(1)	Total(2)
Year of Maturity
2018	$—	$11,810	$11,810
2019	2,369	10,276	12,645
2020	2,041	9,076	11,117
2021	1,428	7,477	8,905
2022	1,731	6,326	8,057
2023-2039	5,055	47,429	52,484
	12,624	92,394	105,018
Hedge accounting adjustments	240	(246)	(6)
Total	$12,864	$92,148	$105,012

(1)

We view our securitization trust debt as long-term based on the contractual maturity dates which range from 2018 to 2083. However, we have projected the expected principal paydowns based on our current estimates regarding the securitized loans’ prepayment speeds for purposes of this disclosure to better reflect how we expect this debt to be paid down over time. The projected principal paydowns in year 2018 include $11.8 billion related to the securitization trust debt.

(2)

The aggregate principal amount of debt that matures in each period is $11.9 billion in 2018, $12.7 billion in 2019, $11.2 billion in 2020, $9.0 billion in 2021, $8.1 billion in 2022 and $53.0 billion in 2023-2039.

Variable Interest Entities

We consolidate the following financing VIEs as of December 31, 2017 and 2016, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	December 31, 2017
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$71,208	$71,208	$72,145	$2,335	$1,078	$75,558
Private Education Loan securitizations(1)	686	12,646	13,332	17,739	484	237	18,460
FFELP Loan — other facilities	1,536	3,999	5,535	5,565	204	156	5,925
Private Education Loan — other facilities	684	1,710	2,394	3,147	68	31	3,246
Total before hedge accounting adjustments	2,906	89,563	92,469	98,596	3,091	1,502	103,189
Hedge accounting adjustments	—	(246)	(246)	—	—	(342)	(342)
Total	$2,906	$89,317	$92,223	$98,596	$3,091	$1,160	$102,847

	December 31, 2016
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$73,522	$73,522	$74,197	$2,676	$778	$77,651
Private Education Loan securitizations(1)	548	14,125	14,673	19,815	455	260	20,530
FFELP Loan — other facilities	—	9,046	9,046	9,232	289	172	9,693
Private Education Loan — other facilities	464	—	464	685	10	14	709
Other	66	—	66	79	4	—	83
Total before hedge accounting adjustments	1,078	96,693	97,771	104,008	3,434	1,224	108,666
Hedge accounting adjustments	—	(1,201)	(1,201)	—	—	(1,235)	(1,235)
Total	$1,078	$95,492	$96,570	$104,008	$3,434	$(11)	$107,431

(1)

Includes $686 million of short-term debt, $1.3 billion of long-term debt and $96 million of restricted cash related to the Repurchase Facilities as of December 31, 2017. Includes $548 million of short-term debt, $475 million of long-term debt and $49 million of restricted cash related to the Repurchase Facilities as of December 31, 2016.

Securitizations

Private Education Loan ABS Repurchase Facilities

Since the fourth quarter of 2015, we have closed on $2.5 billion of Private Education Loan ABS Repurchase Facilities.  These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. The lenders also have unsecured recourse to Navient Corporation as guarantor for any shortfall in amounts payable. Because these facilities are secured by the Residual Interests in previous securitizations, we show the debt and assets as part of Private Education Loan securitizations in the Secured Borrowings table above.

FFELP Loans — Other Secured Borrowing Facilities

We have various secured borrowing facilities that we use to finance our FFELP Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered FFELP Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from November 2018 to January 2021. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2017, there was approximately $8.4 billion outstanding under these facilities, with approximately $9.4 billion of assets securing these facilities. As of December 31, 2017, the maximum unused capacity under these facilities was $2.4 billion. As of December 31, 2017, we had $0.7 billion of unencumbered FFELP Loans.

Private Education Loans — Other Secured Borrowing Facilities

We have various secured borrowing facilities that we use to finance our Private Education Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered Private Education Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from June 2018 to June 2020. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2017, there was approximately $2.4 billion outstanding under these facilities, with approximately $3.1 billion of assets securing these facilities. As of December 31, 2017, the maximum unused capacity under these facilities was $925 million. As of December 31, 2017, we had $2.5 billion of unencumbered Private Education Loans.

The Private Education Loan ABCP facilities’ borrowing capacity includes a new $750 million revolving credit facility that closed in fourth-quarter 2017 to warehouse Private Education Refinance Loan originations. This facility matures in October 2018. At December 31, 2017, the available capacity under this facility was $328 million.

Other Funding Sources

Senior Unsecured Debt

We issued $1.6 billion, $1.3 billion and $500 million of unsecured debt in 2017, 2016 and 2015, respectively.

Debt Repurchases

The following table summarizes activity related to our senior unsecured debt and ABS repurchases. “Gains (losses) on debt repurchases” is shown net of hedging-related gains and losses.

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Debt principal repurchased	$513	$1,467	$1,744
Gains (losses) on debt repurchases	(3)	1	21

7.	Derivative Financial Instruments

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

Although we use derivatives to minimize the risk of interest rate and foreign currency changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements related to Navient Corporation contracts generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral the counterparty has posted to us, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2017 and 2016, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $24 million and $110 million, respectively.

Our on-balance sheet securitization trusts have $6.7 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2017. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly-rated counterparties. In addition, the trusts have entered into $7.8 billion notional of interest rates swaps which are primarily used to convert Prime received on securitized education loans to LIBOR paid on the bonds. Our securitization trusts with swaps have ISDA documentation with protections against counterparty risk. The collateral calculations contemplated in the ISDA documentation of our securitization trusts require collateral based on the fair value of the derivative which may be adjusted for additional collateral based on rating agency criteria requirements considered within the collateral agreement. The trusts are not required to post collateral to the counterparties. At December 31, 2017 and 2016, the net positive exposure on swaps in securitization trusts was $64 million and $9 million, respectively.

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

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at December 31, 2017 and 2016, and their impact on other comprehensive income and earnings for 2017, 2016 and 2015.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Dec. 31, 2017	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2016
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$95	$78	$290	$465	$7	$22	$392	$565
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	88	—	—	—	88	—
Total derivative assets(2)		95	78	378	465	7	22	480	565
Derivative Liabilities:
Interest rate swaps	Interest rate	(16)	(76)	(102)	(62)	(71)	(70)	(189)	(208)
Floor Income Contracts	Interest rate	—	—	—	—	(74)	(184)	(74)	(184)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(410)	(1,243)	(44)	(53)	(454)	(1,296)
Other(3)	Interest rate	—	—	—	—	(18)	(13)	(18)	(13)
Total derivative liabilities(2)		(16)	(76)	(512)	(1,305)	(207)	(320)	(735)	(1,701)
Net total derivatives		$79	$2	$(134)	$(840)	$(200)	$(298)	$(255)	$(1,136)

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

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Gross position	$480	$565	$(735)	$(1,701)
Impact of master netting agreements	(42)	(31)	42	31
Derivative values with impact of master netting agreements (as carried on balance sheet)	438	534	(693)	(1,670)
Cash collateral (held) pledged	(536)	(345)	235	319
Net position, as presented on the balance sheet	$(98)	$189	$(458)	$(1,351)

(3)	“Other” includes derivatives related to our Total Return Swap Facility.

The above fair values include adjustments for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased certain asset positions at December 31, 2017 and 2016 by $6 million and $0 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased certain asset positions at December 31, 2017 and 2016 by $30 million and $31 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Dec. 31, 2017	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2016
Notional Values:
Interest rate swaps	$24.1	$15.2	$12.4	$11.8	$72.0	$23.8	$108.5	$50.8
Floor Income Contracts	—	—	—	—	21.9	18.5	21.9	18.5
Cross-currency interest rate swaps	—	—	6.7	8.5	.3	.3	7.0	8.8
Other(1)	—	—	—	—	.5	2.6	.5	2.6
Total derivatives	$24.1	$15.2	$19.1	$20.3	$94.7	$45.2	$137.9	$80.7

(1)	“Other” includes derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Years Ended December 31,
	Unrealized Gain (Loss) on Derivatives(1)(2)			Realized Gain (Loss) on Derivatives(3)			Unrealized Gain (Loss) on Hedged Item(1)			Total Gain (Loss)
(Dollars in millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Fair Value Hedges:
Interest rate swaps	$(214)	$(288)	$(115)	$175	$259	$345	$193	$302	$140	$154	$273	$370
Cross-currency interest rate swaps	921	(319)	(794)	(118)	(86)	(7)	(954)	350	921	(151)	(55)	120
Total fair value derivatives	707	(607)	(909)	57	173	338	(761)	652	1,061	3	218	490
Cash Flow Hedges:
Interest rate swaps	—	—	—	(49)	(50)	—	—	—	—	(49)	(50)	—
Total cash flow derivatives	—	—	—	(49)	(50)	—	—	—	—	(49)	(50)	—
Trading:
Interest rate swaps	(16)	(13)	61	24	42	42	—	—	—	8	29	103
Floor Income Contracts	150	297	557	(69)	(246)	(650)	—	—	—	81	51	(93)
Cross-currency interest rate swaps	8	9	2	(6)	(4)	(4)	—	—	—	2	5	(2)
Other	(5)	(10)	9	(10)	(3)	(3)	—	—	—	(15)	(13)	6
Total trading derivatives	137	283	629	(61)	(211)	(615)	—	—	—	76	72	14
Total	844	(324)	(280)	(53)	(88)	(277)	(761)	652	1,061	30	240	504
Less: realized gains (losses) recorded in interest expense	—	—	—	8	123	338	—	—	—	8	123	338
Gains (losses) on derivative and hedging activities, net	$844	$(324)	$(280)	$(61)	$(211)	$(615)	$(761)	$652	$1,061	$22	$117	$166

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.
(2)	Represents ineffectiveness related to cash flow hedges.
(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Total gains (losses) on cash flow hedges	$25	$26	$(59)
Realized (gains) losses recognized in interest expense(1)(2)(3)	30	31	(1)
Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$55	$57	$(60)

(1)	Amounts included in “Realized gain (loss) on derivatives” in the “Impact of Derivatives on Consolidated Statements of Income” table above.
(2)	Includes net settlement income/expense.
(3)	We expect to reclassify $2 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to amortization of terminated hedge relationships.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties.

(Dollars in millions)	December 31, 2017	December 31, 2016
Collateral held:
Cash (obligation to return cash collateral is recorded in short- term borrowings)	$536	$345
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	193
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	297	230
Total collateral held	$833	$768
Derivative asset at fair value including accrued interest	$618	$689
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$235	$319
Total collateral pledged	$235	$319
Derivative liability at fair value including accrued interest and premium receivable	$659	$1,670

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $217 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

8.	Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	December 31, 2017	December 31, 2016
Accrued interest receivable, net	$1,965	$1,663
Benefit and insurance-related investments	481	488
Derivatives at fair value	438	534
Income tax asset, net current and deferred	380	725
Fixed assets, net	156	160
Accounts receivable	108	95
Other loans, net	59	148
Other	438	380
Total	$4,025	$4,193

9.	Stockholders’ Equity

Common Stock

Our shareholders have authorized the issuance of 1.125 billion shares of common stock. The par value of Navient common stock is $0.01 per share. At December 31, 2017, 263 million shares were issued and outstanding and 28 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in “Note 11 — Stock-Based Compensation Plans and Arrangements.”

Dividend and Share Repurchase Program

In 2017, 2016 and 2015, we paid full-year common stock dividends of $0.64 per share.

In 2015, we repurchased 56.0 million shares of common stock for $945 million. In 2016, we repurchased 59.6 million shares of common stock for $755 million, fully utilizing our share repurchase programs. In December 2016, our board of directors authorized a new $600 million share repurchase program effective January 1, 2017.  In 2017, we repurchased 29.6 million shares of common stock for $440 million. Effective October 4, 2017, Navient temporarily suspended its remaining share repurchase program to allocate capital towards building book value. On January 24, 2018, we announced that we expect to restart our share repurchases in the second half of 2018. As of December 31, 2017, the remaining repurchase authority was $160 million.

The following table summarizes our common share repurchases and issuances.

	Years Ended December 31,
	2017	2016	2015
Common stock repurchased(1)	29,646,374	59,625,325	56,043,711
Average purchase price per share	$14.85	$12.68	$16.87
Shares repurchased related to employee stock-based compensation plans(2)	1,847,651	3,197,355	2,404,328
Average purchase price per share	$15.40	$13.21	$19.81
Common shares issued(3)	3,680,479	5,476,010	4,924,021

(1)	Common shares purchased under our share repurchase program.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 31, 2017 was $13.32.

10.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Years Ended December 31,
(In millions, except per share data)	2017	2016	2015
Numerator:
Net income attributable to Navient Corporation	$292	$681	$984
Denominator:
Weighted average shares used to compute basic EPS	275	316	376
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units and Employee Stock Purchase Plan (“ESPP”)(1)	6	6	6
Dilutive potential common shares(2)	6	6	6
Weighted average shares used to compute diluted EPS	281	322	382
Basic earnings per common share attributable to Navient Corporation	$1.06	$2.15	$2.62
Diluted earnings per common share attributable to Navient Corporation	$1.04	$2.12	$2.58

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)

For the years ended December 31, 2017, 2016 and 2015, stock options covering approximately 5 million, 4 million and 6 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

11.	Stock-Based Compensation Plans and Arrangements

We have one active stock-based incentive plan that provides for grants of equity awards to our employees and non-employee directors in various forms including stock options, restricted stock awards, restricted stock units and performance stock units. We also maintain an ESPP. Shares issued under these plans may be either shares reacquired by us or shares that are authorized but unissued. Our Navient Corporation 2014 Omnibus Incentive Plan became effective on April 7, 2014, and 55 million shares are authorized to be issued from this plan as of December 31, 2017. Our Navient Corporation ESPP became effective on May 1, 2014, and 1 million shares are authorized to be issued from this plan as of December 31, 2017.

For most awards, expense generally is recognized ratably over the vesting period net of estimated forfeitures, unless the employee meets certain retirement eligibility criteria. For employee awards that meet retirement eligibility criteria, we record the expense generally upon grant and for employees that become retirement eligible during the vesting period, we recognize expense from the grant date to the date on which the employee becomes retirement eligible. The total stock-based compensation cost recognized in 2017, 2016 and 2015 was $35 million, $26 million and $29 million, respectively. As of December 31, 2017, there was $17 million of total unrecognized compensation expense related to unvested stock awards, which is expected to be recognized over a weighted average period of 1.4 years.

Stock Options

The exercise price of stock options equals the fair market value of our common stock on the date of grant. The maximum contractual term for stock options is 5 years for grants made since 2012, and 10 years for grants made prior to 2012. Most stock options are time-vested, with one-third vesting per year beginning with the first anniversary of the grant date.

The fair values of the options granted in the years ended December 31, 2017, 2016 and 2015 were estimated as of the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2017	2016	2015
Expected life of the option	3.0 years	3.0 years	2.9 years
Expected volatility	34%	30%	22%
Risk-free interest rate	1.44%	.90%	.95%
Expected dividend rate	4.13%	6.97%	2.99%
Weighted average fair value of options granted	$2.69	$1.01	$2.22

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

The following table summarizes Navient’s stock option activity in 2017.

(Dollars in millions, except per share data)	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2016	14,912,004	$12.45
Granted	1,308,167	15.48
Exercised(2)	(1,497,807)	9.57
Canceled	(538,638)	27.16
Outstanding at December 31, 2017(3)	14,183,726	12.48	1.9 yrs.	$37
Exercisable at December 31, 2017	9,653,511	$12.34	1.3 yrs.	$26

(1)

The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2017 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2017.

(2)	The total intrinsic value of Navient stock options exercised was $9 million, $13 million and $19 million for 2017, 2016 and 2015, respectively.
(3)	As of December 31, 2017, there was $1 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.8 years.

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

The following table summarizes Navient’s restricted stock activity in 2017.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	—	$—
Granted	59,124	15.39
Vested(1)	(50,727)	15.37
Canceled	(8,397)	15.48
Non-vested at December 31, 2017(2)	—	$—

(1)	The total fair value of Navient shares that vested was $1 million, $1 million and $1 million for 2017, 2016 and 2015, respectively.
(2)	As of December 31, 2017, there was no unrecognized compensation cost related to restricted stock.

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

The following table summarizes Navient’s RSU and PSU activity in 2017.

	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	4,372,376	$12.56
Granted	1,817,218	15.41
Vested and converted to common stock(1)	(1,724,568)	13.58
Canceled	(36,721)	12.95
Outstanding at December 31, 2017(2)	4,428,305	$13.33

(1)	The total fair value of Navient RSUs and PSUs that vested and converted to common stock was $23 million, $30 million and $29 million for 2017, 2016 and 2015, respectively.
(2)	As of December 31, 2017, there was $16 million of unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted average period of 1.4 years.
12.	Fair Value Measurements

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

When determining the fair value of derivatives, we take into account counterparty credit risk for positions where there is exposure to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty, including spreads from credit default swaps. When the counterparty has exposure to us under derivatives with us, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our credit risk. While trusts that contain derivatives are not required to post collateral, when the counterparty is exposed to the trust the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. The net credit risk adjustment (adjustments for our exposure to counterparties net of adjustments for the counterparties’ exposure to us) decreased the valuations at December 31, 2017 by $6 million.

Inputs specific to each class of derivatives disclosed in the table below are as follows:

•

Interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives that swap fixed interest payments for LIBOR interest payments (or vice versa) and derivatives swapping quarterly reset LIBOR for daily reset LIBOR or one-month LIBOR were valued using the LIBOR swap yield curve which is an observable input from an active market. These derivatives are level 2 fair value estimates in the hierarchy. Other derivatives swapping LIBOR interest payments for another variable interest payment (primarily Prime) are valued using the LIBOR swap yield curve and observable market spreads for the specified index. The markets for these swaps are generally illiquid as indicated by a wide bid/ask spread. The adjustment made for liquidity decreased the valuations by $30 million at December 31, 2017. These derivatives are level 3 fair value estimates.

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

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During 2017 and 2016, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	December 31, 2017				December 31, 2016
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage- backed securities	$—	$—	$—	$—	$—	$1	$—	$1
Other	—	2	—	2	—	2	—	2
Total available-for-sale investments	—	2	—	2	—	3	—	3
Derivative instruments:(1)
Interest rate swaps	—	388	4	392	—	553	12	565
Cross-currency interest rate swaps	—	—	88	88	—	—	—	—
Total derivative assets(2)	—	388	92	480	—	553	12	565
Total	$—	$390	$92	$482	$—	$556	$12	$568
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$(144)	$(45)	$(189)	$—	$(150)	$(58)	$(208)
Floor Income Contracts	—	(74)	—	(74)	—	(184)	—	(184)
Cross-currency interest rate swaps	—	(44)	(410)	(454)	—	(53)	(1,243)	(1,296)
Other	—	—	(18)	(18)	—	—	(13)	(13)
Total derivative liabilities(2)	—	(262)	(473)	(735)	—	(387)	(1,314)	(1,701)
Total	$—	$(262)	$(473)	$(735)	$—	$(387)	$(1,314)	$(1,701)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See “Note 7 — Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
(3)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Year Ended December 31, 2017
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(46)	$(1,243)	$(13)	$(1,302)
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	—	803	(15)	788
Included in other comprehensive income	—	—	—	—
Settlements	5	118	10	133
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(41)	$(322)	$(18)	$(381)
Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$5	$795	$(5)	$795

	Year Ended December 31, 2016
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(44)	$(903)	$(2)	$(949)
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	3	(428)	(14)	(439)
Included in other comprehensive income	—	—	—	—
Settlements	3	88	3	94
Transfers in and/or out of level 3(3)	(8)	—	—	(8)
Balance, end of period	$(46)	$(1,243)	$(13)	$(1,302)
Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$7	$(340)	$(11)	$(344)

	Year Ended December 31, 2015
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(88)	$(117)	$(11)	$(216)
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	39	(796)	6	(751)
Included in other comprehensive income	—	—	—	—
Settlements	5	10	3	18
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(44)	$(903)	$(2)	$(949)
Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$37	$(783)	$9	$(737)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Gains (losses) on derivative and hedging activities, net	$906	$(351)	$(741)
Interest expense	(118)	(88)	(10)
Total	$788	$(439)	$(751)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.
(3)	Consumer Price Index/LIBOR basis swaps were transferred from level 3 to level 2 in the fourth quarter of 2016 due to the conclusion that these swaps now trade in an active market.

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at December 31, 2017	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Prime/LIBOR basis swaps	$(41)	Discounted cash flow	Constant Prepayment Rate	6%
			Bid/ask adjustment to discount rate	.08% — .08% (.08%)
Cross-currency interest rate swaps	(322)	Discounted cash flow	Constant Prepayment Rate	4%
Other	(18)
Total	$(381)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2017			December 31, 2016
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$82,271	$81,703	$568	$86,626	$87,730	$(1,104)
Private Education Loans	24,421	23,419	1,002	23,191	23,340	(149)
Cash and investments(1)	5,034	5,034	—	5,203	5,203	—
Total earning assets	111,726	110,156	1,570	115,020	116,273	(1,253)
Interest-bearing liabilities
Short-term borrowings	4,783	4,771	(12)	2,346	2,334	(12)
Long-term borrowings	104,921	105,012	91	109,826	112,368	2,542
Total interest-bearing liabilities	109,704	109,783	79	112,172	114,702	2,530
Derivative financial instruments
Floor Income Contracts	(74)	(74)	—	(184)	(184)	—
Interest rate swaps	203	203	—	357	357	—
Cross-currency interest rate swaps	(366)	(366)	—	(1,296)	(1,296)	—
Other	(18)	(18)	—	(13)	(13)	—
Excess of net asset fair value over carrying value			$1,649			$1,277

(1)

“Cash and investments” includes available-for-sale investments whose cost basis is $2 million and $3 million at December 31, 2017 and 2016, respectively, versus a fair value of $2 million and $3 million at December 31, 2017 and 2016, respectively.

13.	Commitments, Contingencies and Guarantees

Legal Proceedings

The Company has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws including the Telephone Consumer Protection Act (“TCPA”), the Consumer Financial Protection Act of 2010 (“CFPA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and various other state consumer protection laws.

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the CFPA, the FCPA, FCRA, FDCPA and various state consumer protection laws. On October 5, 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC, containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. We refer to the Illinois Attorney General, the Pennsylvania Attorney General and the Washington Attorney General collectively as the “Attorneys General.” We intend to vigorously defend against the allegations in each of these cases. For additional information on these civil actions, please refer to section entitled “Regulatory Matters” below.

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

Regulatory Matters

With respect to alleged civil violations of the Servicemembers Civil Relief Act (the “SCRA”), Navient Solutions, LLC (“Solutions”), a wholly owned subsidiary of Navient, and Sallie Mae Bank entered into a consent order with the DOJ in May 2014. The DOJ consent order (the “DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by Solutions from November 28, 2005 until the effective date of the settlement. In the third quarter of 2016, the Company completed the distributions from the fund by distributing the remaining funds to charities approved by the DOJ pursuant to the terms of the order. The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of December 31, 2017, substantially all of this amount had been paid to customers or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until the remaining consent order is lifted or terminates in accordance with its terms in late 2018. The Company believes it has fulfilled the terms of the DOJ Order.

As previously disclosed, the Company and various of its subsidiaries have been subject to the following investigations and inquiries:

•

In December 2013, Navient received Civil Investigative Demands (“CIDs”) issued by the State of Illinois Office of Attorney General and the State of Washington Office of the Attorney General and multiple other state Attorneys General. According to the CIDs, the investigations were initiated to ascertain whether any practices declared to be unlawful under the Consumer Fraud and Deceptive Business Practices Act have occurred or are about to occur. The Company subsequently received separate but similar CIDs or subpoenas from the Attorneys General of the District of Columbia and Kansas.

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

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the DFPA, FCRA, FDCPA and various state consumer protection laws. On October 5, 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC, alleging violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. These civil actions are related to matters which were covered under the CIDs and the NORA letter discussed above that were previously issued by the CFPB and the Attorneys General. The Company filed its Motion to Dismiss on March 20, 2017 with respect to the Attorneys General actions and on March 24, 2017 with respect to the CFPB action. In relation to the CFPB action, after a hearing, our Motion to Dismiss was denied in full in August 2017. In relation to the Washington action, following a hearing, our Motion to Dismiss was denied in full in July 2017. In relation to the Illinois action, a hearing on our Motion to Dismiss was held on July 18, 2017 and no ruling has been issued as of the date of this Form 10-K. In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the Attorneys General.  In relation to the Pennsylvania Attorney General lawsuit, the Company filed its Motion to Dismiss on December 22, 2017. This motion has not been heard by the court. As the Company has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. As stated above, we intend to vigorously defend against the allegations in each of these cases.

In addition, Navient and its subsidiaries are subject to examination or regulation by the SEC, CFPB, FFIEC, ED and various state agencies as part of its ordinary course of business. Items or matters similar to or different from those described above may arise during the course of those examinations. We also routinely receive inquiries or requests from various regulatory bodies or government agencies concerning our business or our assets. Generally, the Company endeavors to cooperate with each such inquiry or request.

Under the terms of the Separation Agreement, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the terms, conditions and limitations set forth in the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above, other than fines or penalties directly levied against Sallie Mae Bank and other matters specifically excluded. Navient has no additional reserves related to indemnification matters with SLM BankCo as of December 31, 2017.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. On September 25, 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG on August 3, 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. In August 2016, we filed our notice of appeal relating to this Final Audit Determination to the Administrative Actions and Appeals Service Group of ED. A hearing on this matter was held in April 2017 and a ruling has not yet been issued. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 as part of the total reserve for pending regulatory matters discussed previously and does not believe, at this time, that an adverse ruling would have a material effect on the Company as a whole.

Contingencies

In the ordinary course of business, we and our subsidiaries are defendants in or parties to pending and threatened legal actions and proceedings including actions brought on behalf of various classes of claimants. These actions and proceedings may be based on alleged violations of consumer protection, securities, employment and other laws. In certain of these actions and proceedings, claims for substantial monetary damage are asserted against us and our subsidiaries. We and our subsidiaries are also subject to potential unasserted claims by third parties.

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

Based on current knowledge, reserves have been established for certain litigation, regulatory matters, and unasserted contract claims where the loss is both probable and estimable. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our consolidated financial position, liquidity, results of operations or cash flows, except as otherwise disclosed.

14.Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
DTA Remeasurement Loss(1)	27.2	—	—
Net excess tax benefits related to stock-based incentive payments	(.7)	—	—
State tax, net of federal benefit	.8	3.8	2.6
Other, net	(.5)	(.3)	.1
Effective tax rate	61.8%	38.5%	37.7%

(1)

The TCJA, enacted on December 22, 2017, made significant changes to all aspects of income taxation, including a reduction to the corporate federal statutory tax rate.  GAAP requires the effects of the TCJA to be recognized in the period the law is enacted, even though the effective date of the law for most provisions is January 1, 2018.  The primary impact to us is the reduction to the corporate federal statutory tax rate from 35 percent to 21 percent as of January 1, 2018.  This rate reduction required us to remeasure our deferred tax asset at December 31, 2017, at the 21 percent corporate federal statutory tax rate and resulted in a DTA Remeasurement Loss of $208 million for GAAP, which is reflected as incremental income tax expense in the fourth quarter of 2017.

The effective tax rate varies from the statutory U.S. federal rate of 35 percent primarily due to the DTA Remeasurement Loss and the net excess tax benefits related to stock-based incentive payments for the year ended December 31, 2017, and the impact of state taxes, net of federal benefit, for the years ended December 31, 2017, 2016 and 2015.

Income tax expense consists of:

	December 31,
(Dollars in millions)	2017	2016	2015
Current provision/(benefit):
Federal	$77	$246	$136
State	(3)	47	22
Foreign	3	1	—
Total current provision/(benefit)	77	294	158
Deferred provision/(benefit):
Federal	385	115	398
State	11	18	41
Foreign	(1)	—	—
Total deferred provision/(benefit)	395	133	439
Provision for income tax expense/(benefit)	$472	$427	$597

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
(Dollars in millions)	2017	2016
Deferred tax assets:
Loan reserves	$317	$581
Education loan premiums and discounts, net	52	74
Operating loss and credit carryovers	22	5
Stock-based compensation plans	18	32
Accrued expenses not currently deductible	24	33
Market value adjustments on education loans, investments and derivatives	9	65
Deferred revenue	—	37
Other	14	40
Total deferred tax assets	456	867
Deferred tax liabilities:
Unrealized derivatives and investment gains and losses, net	23	3
Original issue discount on borrowings	11	27
Debt repurchases	8	—
Other	22	35
Total deferred tax liabilities	64	65
Net deferred tax assets	$392	$802

Included in operating loss and credit carryovers is a valuation allowance of $42 million and $7 million as of December 31, 2017 and 2016, respectively, against a portion of the Company’s federal and state deferred tax assets. The valuation allowance is primarily attributable to deferred tax assets for federal and state net operating loss carryforwards that management believes it is more likely than not will expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e. capital or ordinary) during the period in which the temporary differences become deductible. Management considers, among other things, the economic slowdown, the scheduled reversals of deferred tax liabilities, and the history of positive taxable income available for net operating loss carrybacks in evaluating the realizability of the deferred tax assets.

As of December 31, 2017, we have gross federal net operating loss (“NOL”) carryforwards of $110 million (which begin to expire in 2029) and gross state NOL carryforwards of $576 million (which begin to expire in 2021). Tax-effected NOL amounts of $23 million (federal) and $39 million (state) have corresponding valuation allowances of $8 million (federal) and $34 million (state). We also have $2 million in foreign tax credit carryforwards.

Accounting for Uncertainty in Income Taxes

The following table summarizes changes in unrecognized tax benefits:

	December 31,
(Dollars in millions)	2017	2016	2015
Unrecognized tax benefits at beginning of year	$73.0	$56.3	$51.9
Increases resulting from tax positions taken during a prior period	.7	19.9	1.6
Decreases resulting from tax positions taken during a prior period	(1.8)	(5.6)	(1.8)
Increases resulting from tax positions taken during the current period	4.4	4.4	6.9
Decreases related to settlements with taxing authorities	(5.1)	(.1)	—
Increases related to settlements with taxing authorities	—	—	—
Reductions related to the lapse of statute of limitations	(13.8)	(1.9)	(2.3)
Unrecognized tax benefits at end of year	$57.4	$73.0	$56.3

As of December 31, 2017, the gross unrecognized tax benefits are $57.4 million. Included in the $57.4 million are $45.3 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

The Company or one of its subsidiaries files income tax returns at the U.S. federal level, in most U.S. states, and various foreign jurisdictions. All periods prior to 2014 are closed for federal examination purposes. Various combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years). We do not expect the resolution of open audits to have a material impact on our unrecognized tax benefits.

15.	Segment Reporting

We monitor and assess our ongoing operations and results by three primary operating segments — the FFELP Loans operating segment, the Private Education Loans operating segment and the Business Services operating segment. These three operating segments meet the quantitative thresholds for reportable segments. Accordingly, the results of operations of our FFELP Loans, Private Education Loans and Business Services segments are presented separately. We have smaller operating segments that consist of business operations that are winding down. These operating segments do not meet the quantitative thresholds to be considered reportable segments. As a result, the results of operations for these operating segments are combined with gains/losses from the repurchase of debt, the financial results of our corporate liquidity portfolio, unallocated overhead, restructuring/other reorganization expenses, regulatory-related costs and the deferred tax asset remeasurement loss recognized due to the enactment of the TCJA in the fourth quarter of 2017 within the Other reportable segment. The management reporting process measures the performance of our operating segments based on our management structure, as well as the methodology we used to evaluate performance and allocate resources. Management, including our chief operating decision makers, evaluates the performance of our operating segments based on their profitability. As discussed further below, we measure the profitability of our operating segments based on “Core Earnings.” Accordingly, information regarding our reportable segments is provided based on a “Core Earnings” basis.

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

We are currently the largest private sector holder of FFELP Loans. Navient’s portfolio of FFELP Loans as of December 31, 2017 was $81.7 billion. We expect this portfolio to have an amortization period in excess of 20 years with a 7-year remaining weighted average life. Navient’s goal is to maximize the amount and optimize the timing of the cash flows generated by its FFELP Loan portfolio. Navient also seeks to acquire FFELP Loan portfolios from third parties to add net interest income and servicing revenue. During the year ended December 31, 2017, Navient acquired $5.7 billion of FFELP Loans. FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guaranty agreements generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest for loans disbursed. For more discussion of the FFELP and related credit support mechanisms, see Appendix A “Description of Federal Family Education Loan Program.”

As a result of the long-term funding strategy used for our FFELP Loan portfolio and the insurance and guarantees provided on these loans, the portfolio generates consistent and predictable cash flows. As of December 31, 2017, approximately 84 percent of the FFELP Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

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

The following table includes asset information for our FFELP Loans segment.

	December 31,
(Dollars in millions)	2017	2016
FFELP Loans, net	$81,703	$87,730
Cash and investments(1)	2,750	3,212
Other	2,404	1,907
Total assets	$86,857	$92,849

(1)	Includes restricted cash and investments.

Private Education Loans Segment

In this segment, we originate, acquire, finance, and service our Private Education Loans. With the acquisition of Earnest, we began originating Private Education Refinance Loans. Private Education Loans primarily bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or students’ and families’ resources. They also allow borrowers to refinance existing education loans at a lower rate. Originations and acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow over the remaining life of the portfolio.

With over 40 years of experience, we have seen that borrowers who graduate gain the benefit of their investment in education with higher levels of employment, higher incomes and stronger financial health. Our loan products are focused on helping consumers refinance their education loans at the lower rates they have earned. We believe our product offerings, digital marketing strategies and origination platform provide a unique competitive advantage. At December 31, 2017, Navient held $1.3 billion of Private Education Refinance Loans, compared with $225 million of Private Education Refinance Loans held at December 31, 2016.

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

We are currently the largest holder of Private Education Loans. Navient’s portfolio of Private Education Loans as of December 31, 2017 was $23.4 billion. We expect this portfolio to have an amortization period in excess of 20 years with a 6-year remaining weighted average life. Navient’s goal is to maximize and optimize the timing of the cash flows generated by its Private Education Loan portfolio. As of December 31, 2017, approximately 55 percent of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

The following table includes asset information for our Private Education Loans segment.

	December 31,
(Dollars in millions)	2017	2016
Private Education Loans, net	$23,419	$23,340
Cash and investments(1)	706	667
Other	1,137	1,567
Total assets	$25,262	$25,574

(1)	Includes restricted cash and investments.

Business Services Segment

Our Business Services segment generates revenue from business processing services related to servicing, asset recovery and other business processing activities. Within this segment, we generate revenue primarily through servicing our FFELP Loan portfolio as well as servicing education loans for Guarantors of FFELP Loans and other institutions, including ED. We provide asset recovery services for loans and receivables on behalf of Guarantors of FFELP Loans and higher education institutions. In addition, we provide asset recovery and other business processing solutions for federal, state, court, and municipal clients, public authorities, and health care organizations. This market is highly fragmented and provides attractive organic growth opportunities.

Non-Education Related Fee Revenues

Non-education related revenues increased 21 percent, from $174 million in 2016 to $211 million in 2017. Non-education related fee revenues in the Business Services segment accounted for 20 percent of total Business Services segment revenues in 2017 compared with 17 percent and 10 percent in 2016 and 2015, respectively.  This revenue is generated from over 1,000 clients in the government, municipal and health care markets.

•

Non-education related fee revenues from government services totaled $133 million in 2017 compared to $106 million in 2016.  Government services include receivables management services and account processing solutions for state governments, agencies, court systems, municipalities, toll authorities and financial services entities.

•

Non-education related fee revenues from health care revenue cycle management (“RCM”) services totaled $78 million in 2017 compared to $68 million in 2016.  Health care RCM services include revenue cycle outsourcing, accounts receivable management, extended business office support and consulting engagements provided to hospitals, health care systems and other health care providers.

Education Related Fee Revenues

In 2017, federal education loan (FFELP and ED) related revenues in the Business Services segment accounted for 78 percent of total Business Services segment revenues compared with 80 percent in 2016.

Navient is currently the largest servicer and collector of loans made under the FFELP program, and the majority of our income has been derived, directly or indirectly, from our portfolio of FFELP Loans and the servicing and asset recovery we provide for Guarantors and third-party owners of FFELP Loans. In 2010, Congress passed legislation ending the origination of education loans under FFELP. As a result, the revenue we earn from providing servicing and asset recovery services on FFELP Loans will decline over time.

Servicing revenues from the FFELP Loans we own represent intercompany charges to the FFELP Loans segment at rates paid to us by the securitization trusts which own the loans. These fees are contractually the first payment priority of the trusts after the payment of the trustee fees and exceed the actual cost of servicing the loans. Intercompany loan servicing revenues declined to $348 million in 2017 from $389 million in 2016. We expect intercompany loan servicing revenues will continue to decline as our FFELP Loan portfolio amortizes.

Since 2009, Navient has been one of four TIVAS that provides loan servicing for federal loans owned by ED. We continually strive to help our customers successfully navigate the repayment of their loans. Under the contract, we seek to improve on the performance metrics that determine the allocation of new accounts under the servicing contract with ED. Under this servicing contract as of December 31, 2017, we service approximately 6.1 million accounts, or $205.9 billion in loans. We earned $150 million of revenue under the contract for the year ended December 31, 2017. This contract currently expires in 2019.

In December 2016, Great Lakes Higher Education Assistance Corp. (“Great Lakes”) assumed control of United Student Aid Funds, Inc. (“USAF”). As part of this transfer, Great Lakes terminated our contracts with USAF and Northwest Education Loan Association (“NELA”), effective as of December 31, 2017. At the same time, they notified us of their intent to rebid the services we provided for USAF, NELA and Great Lakes. In the third quarter of 2017, we entered into a new contract with Great Lakes in which we agreed to provide asset recovery and portfolio management services on the combined Great Lakes, USAF and NELA portfolios. We were not awarded the default aversion services component of the contract, which resulted in the recognition of $47 million of previously deferred revenue, net of a reserve. Including the $47 million of previously deferred revenue, education related fee revenues related to these services totaled $238 million in 2017 compared to $172 million in 2016.

Since 1997, Navient has provided asset recovery services on defaulted education loans to ED. In February 2015, ED did not grant an additional term extension (“ATE”) and this contract expired by its terms on February 21, 2015. As a result, our Pioneer Credit Recovery (“Pioneer”) subsidiary stopped receiving new account placements under the contract. Shortly after that decision by ED, Pioneer filed a bid protest against ED, which bid protest was eventually consolidated with several other related protests. In an effort to resolve that litigation, in May 2017, ED awarded Pioneer a new ATE on substantially similar terms to the additional term extensions awarded to other contractors in 2015. In December 2017, Pioneer received new accounts under that new contract.

In January 2018, ED completed its ongoing procurement for replacement collection contracts originally begun in 2016. Neither Pioneer nor our other subsidiary, General Revenue Corporation, received a contract award. In February 2018, Pioneer filed a bid protest which protest has been consolidated with the other protests on this procurement. As of the date of this report, ED has the right to place additional accounts with Pioneer under its ATE during the pendency of the new protests. ED’s ability to do so may be affected by any temporary restraining order or injunction granted by the court in the consolidated protests. For additional information on the ED collection contract, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Segment Earnings Summary – ‘Core Earnings Basis’ – Business Services Segment” of this Form 10-K. As a leading provider of asset recovery services, Pioneer Credit Recovery has a long track record of assisting individuals who default on their student loan payments to recover from the negative consequences of default.  Since 2012, Navient and its subsidiaries have helped more than 261,000 borrowers successfully rehabilitate their loans.

On April 4, 2016, ED published the first part of a two-part RFP related to a new servicing platform for the DSLP. The first part of the RFP focused on screening candidates’ capabilities relative to certain published criteria. In July 2016, Navient was selected as one of three companies eligible to submit responses in the second part of the RFP process. In January 2017, Navient submitted its bid for ED’s single servicing solution contract. While ED announced in May 2017 that it planned to select a single servicer for the DSLP, in August of 2017, the Department cancelled the prior RFP and announced a new upcoming solicitation for the FSA Next Generation Processing and Servicing Environment. Based upon the statements from ED, it is anticipated that the new environment will provide for a single data processing platform to house all student loan information while at the same time allowing for customer account servicing to be performed either by a single contract servicer or by multiple contract servicers. On February 20, 2018, ED issued Phase 1 of a new RFP entitled the Solicitation for the Next Generation Financial Services Environment which is intended to centralize student loan servicing on a single platform. Responses to Phase 1 are due by April 6, 2018.

At December 31, 2017 and 2016, the Business Services segment had total assets of $649 million and $587 million, respectively.

Other Segment

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, our corporate liquidity portfolio, unallocated overhead, restructuring/other reorganization expenses, regulatory-related costs, and the deferred tax asset remeasurement loss recognized due to the enactment of the TCJA in the fourth quarter of 2017. We also include results from certain smaller wind-down operations within this segment.

Unallocated corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations.

At December 31, 2017 and 2016, the Other segment had total assets of $2.2 billion and $2.1 billion, respectively.

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

Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2017
		Private				Total	Adjustments
(Dollars in millions)	FFELP Loans	Education Loans	Business Services	Other	Eliminations(1)	“Core Earnings”	Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)	Total GAAP
Interest income:
Education loans	$2,679	$1,634	$—	$—	$—	$4,313	$69	$(55)	$14	$4,327
Other loans	—	—	—	13	—	13	—	—	—	13
Cash and investments	30	4	—	9	—	43	—	—	—	43
Total interest income	2,709	1,638	—	22	—	4,369	69	(55)	14	4,383
Total interest expense	2,016	825	—	149	—	2,990	(8)	(11)	(19)	2,971
Net interest income (loss)	693	813	—	(127)	—	1,379	77	(44)	33	1,412
Less: provisions for loan losses	42	382	—	2	—	426	—	—	—	426
Net interest income (loss) after provisions for loan losses	651	431	—	(129)	—	953	77	(44)	33	986
Other income (loss):
Servicing revenue	49	10	579	—	(348)	290	—	—	—	290
Asset recovery and business processing revenue	—	—	475	—	—	475	—	—	—	475
Other income	—	—	—	19	—	19	(77)	89	12	31
Gains on sales of loans and investments	—	—	—	3	—	3	—	—	—	3
Losses on debt repurchases	—	—	—	(3)	—	(3)	—	—	—	(3)
Total other income (loss)	49	10	1,054	19	(348)	784	(77)	89	12	796
Expenses:
Direct operating expenses	357	165	527	27	(348)	728	—	—	—	728
Overhead expenses	—	—	—	238	—	238	—	—	—	238
Operating expenses	357	165	527	265	(348)	966	—	—	—	966
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	23	23	23
Restructuring/other reorganization expenses	—	—	—	29	—	29	—	—	—	29
Total expenses	357	165	527	294	(348)	995	—	23	23	1,018
Income (loss) before income tax expense (benefit)	343	276	527	(404)	—	742	—	22	22	764
Income tax expense (benefit)(3)	124	99	190	78	—	491	—	(19)	(19)	472
Net income (loss)	$219	$177	$337	$(482)	$—	$251	$—	$41	$41	$292

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$33	$—	$33
Total other income (loss)	12	—	12
Goodwill and acquired intangible asset impairment and amortization	—	23	23
Total “Core Earnings” adjustments to GAAP	$45	$(23)	22
Income tax expense (benefit)			(19)
Net income (loss)			$41

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment with the impact of the DTA Remeasurement Loss included in the Other segment.

	Year Ended December 31, 2016
		Private				Total	Adjustments
(Dollars in millions)	FFELP Loans	Education Loans	Business Services	Other	Eliminations(1)	“Core Earnings”	Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)	Total GAAP
Interest income:
Education loans	$2,395	$1,587	$—	$—	$—	$3,982	$247	$(114)	$133	$4,115
Other loans	—	—	—	9	—	9	—	—	—	9
Cash and investments	16	2	—	4	—	22	—	—	—	22
Total interest income	2,411	1,589	—	13	—	4,013	247	(114)	133	4,146
Total interest expense	1,592	705	—	113	—	2,410	31	—	31	2,441
Net interest income (loss)	819	884	—	(100)	—	1,603	216	(114)	102	1,705
Less: provisions for loan losses	43	383	—	3	—	429	—	—	—	429
Net interest income (loss) after provisions for loan losses	776	501	—	(103)	—	1,174	216	(114)	102	1,276
Other income (loss):
Servicing revenue	55	14	624	—	(389)	304	—	—	—	304
Asset recovery and business processing revenue	—	—	390	—	—	390	—	—	—	390
Other income	—	—	—	14	—	14	(216)	326	110	124
Gains on debt repurchases	—	—	—	1	—	1	—	—	—	1
Total other income (loss)	55	14	1,014	15	(389)	709	(216)	326	110	819
Expenses:
Direct operating expenses	401	167	524	28	(389)	731	—	—	—	731
Overhead expenses	—	—	—	220	—	220	—	—	—	220
Operating expenses	401	167	524	248	(389)	951	—	—	—	951
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	36	36	36
Restructuring/other reorganization expenses	—	—	—	—	—	—	—	—	—	—
Total expenses	401	167	524	248	(389)	951	—	36	36	987
Income (loss) before income tax expense (benefit)	430	348	490	(336)	—	932	—	176	176	1,108
Income tax expense (benefit)(3)	158	129	182	(124)	—	345	—	82	82	427
Net income (loss)	$272	$219	$308	$(212)	$—	$587	$—	$94	$94	$681

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2016
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$102	$—	$102
Total other income (loss)	110	—	110
Goodwill and acquired intangible asset impairment and amortization	—	36	36
Total “Core Earnings” adjustments to GAAP	$212	$(36)	176
Income tax expense (benefit)			82
Net income (loss)			$94

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment with the impact of the DTA Remeasurement Loss included in the Other segment.

	Year Ended December 31, 2015
		Private				Total	Adjustments
(Dollars in millions)	FFELP Loans	Education Loans	Business Services	Other	Elimina- tions(1)	“Core Earnings”	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)	Total GAAP
Interest income:
Education loans	$2,112	$1,756	$—	$—	$—	$3,868	$650	$(238)	$412	$4,280
Other loans	—	—	—	7	—	7	—	—	—	7
Cash and investments	6	—	—	2	—	8	—	—	—	8
Total interest income	2,118	1,756	—	9	—	3,883	650	(238)	412	4,295
Total interest expense	1,245	680	—	112	—	2,037	37	—	37	2,074
Net interest income (loss)	873	1,076	—	(103)	—	1,846	613	(238)	375	2,221
Less: provisions for loan losses	46	538	—	(3)	—	581	—	—	—	581
Net interest income (loss) after provisions for loan losses	827	538	—	(100)	—	1,265	613	(238)	375	1,640
Other income (loss):
Servicing revenue	95	21	651	—	(427)	340	—	—	—	340
Asset recovery and business processing revenue	—	—	367	—	—	367	—	—	—	367
Other income	—	—	4	11	—	15	(613)	781	168	183
Gains (losses) on sales of loans and investments	12	(21)	—	—	—	(9)	—	—	—	(9)
Gains on debt repurchases	—	—	—	21	—	21	—	—	—	21
Total other income (loss)	107	—	1,022	32	(427)	734	(613)	781	168	902
Expenses:
Direct operating expenses	443	168	485	30	(427)	699	—	—	—	699
Overhead expenses	—	—	—	219	—	219	—	—	—	219
Operating expenses	443	168	485	249	(427)	918	—	—	—	918
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	12	12	12
Restructuring/other reorganization expenses	—	—	—	—	—	—	—	32	32	32
Total expenses	443	168	485	249	(427)	918	—	44	44	962
Income (loss) from continuing operations, before income tax expense (benefit)	491	370	537	(317)	—	1,081	—	499	499	1,580
Income tax expense (benefit)(3)	183	137	199	(118)	—	401	—	196	196	597
Net income (loss) from continuing operations	308	233	338	(199)	—	680	—	303	303	983
Income from discontinued operations, net of tax expense	—	—	—	1	—	1	—	—	—	1
Net income (loss)	$308	$233	$338	$(198)	$—	$681	$—	$303	$303	$984

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2015
(Dollars in millions)	Net Impact from Spin-Off of SLM BankCo	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$—	$375	$—	$375
Total other income (loss)	—	168	—	168
Goodwill and acquired intangible asset impairment and amortization	—	—	12	12
Restructuring/other reorganization expenses	32	—	—	32
Total “Core Earnings” adjustments to GAAP	$(32)	$543	$(12)	499
Income tax expense (benefit)				196
Net income (loss)				$303

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment with the impact of the DTA Remeasurement Loss included in the Other segment.

Summary of “Core Earnings” Adjustments to GAAP

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
“Core Earnings” adjustments to GAAP:
Net impact of the removal of SLM BankCo’s operations and restructuring and reorganization expense in connection with the Spin-Off(1)	$—	$—	$(32)
Net impact of derivative accounting(2)	45	212	543
Net impact of goodwill and acquired intangible assets(3)	(23)	(36)	(12)
Net tax effect(4)	19	(82)	(196)
Total “Core Earnings” adjustments to GAAP	$41	$94	$303

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

(3)	Goodwill and acquired intangible assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and amortization of acquired intangible assets.
(4)	Net Tax Effect: Such tax effect is based upon our “Core Earnings” effective tax rate for the year.
16.	Quarterly Financial Information (unaudited)

	2017
(Dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$340	$351	$355	$366
Less: provisions for loan losses	107	105	105	109
Net interest income after provisions for loan losses	233	246	250	257
Other income	168	187	238	181
Gains (losses) on derivative and hedging activities, net	(16)	(25)	25	38
Operating expenses	238	230	238	260
Goodwill and acquired intangible asset impairment and amortization expense	6	6	6	5
Restructuring/other reorganization expenses	—	—	—	29
Income tax expense	53	60	93	266
Net income (loss) attributable to Navient Corporation	$88	$112	$176	$(84)
Basic earnings (loss) per common share attributable to Navient Corporation	$.31	$.40	$.65	$(.32)
Diluted earnings (loss) per common share attributable to Navient Corporation	$.30	$.39	$.64	$(.32)

	2016
(Dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$486	$429	$412	$378
Less: provisions for loan losses	111	110	106	102
Net interest income after provisions for loan losses	375	319	306	276
Other income	159	151	174	218
Gains (losses) on derivative and hedging activities, net	1	(28)	137	6
Operating expenses	247	230	228	246
Goodwill and acquired intangible asset impairment and amortization expense	4	6	12	13
Restructuring/other reorganization expenses	—	—	—	—
Income tax expense	103	81	147	96
Net income attributable to Navient Corporation	$181	$125	$230	$145
Basic earnings per common share attributable to Navient Corporation	$.53	$.39	$.74	$.49
Diluted earnings per common share attributable to Navient Corporation	$.53	$.38	$.73	$.48

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

The Bipartisan Budget Act of 2013 reduced the charge that a guaranty agency may assess to a borrower to defray the collection cost for assisting a borrower with the rehabilitation of a defaulted FFELP loan. The change was effective for loans sold by a guaranty agency to an eligible lender on or after July 1, 2014.

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

In the context of our Private Education Loan business, we use the term “Private Education Refinance Loans” to describe education loans made to certain customers that have simplified their payments by consolidating private and/or federal education loans into a single Private Education Loan.  These loans are expected to have low default rates as a result of a number of factors including high FICO scores, employment record and educational history.

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