Form 10-Q
period 2018-03-31
NAVIENT CORP
filed 2018-05-03
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2018

Common Stock, $0.01 par value	264,606,504 shares

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
FFELP Loans (net of allowance for losses of $59 and $60, respectively)	$79,403	$81,703
Private Education Loans (net of allowance for losses of $1,298 and $1,297 respectively)	22,923	23,419
Investments
Available-for-sale	2	2
Other	354	386
Total investments	356	388
Cash and cash equivalents	2,398	1,518
Restricted cash and cash equivalents	3,399	3,128
Goodwill and acquired intangible assets, net	802	810
Other assets	3,928	4,025
Total assets	$113,209	$114,991
Liabilities
Short-term borrowings	$5,131	$4,771
Long-term borrowings	102,797	105,012
Other liabilities	1,613	1,723
Total liabilities	109,541	111,506
Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 445 million and 440 million shares issued, respectively	4	4
Additional paid-in capital	3,127	3,077
Accumulated other comprehensive income (net of tax expense of $55 and $36, respectively)	173	61
Retained earnings	3,073	3,004
Total Navient Corporation stockholders’ equity before treasury stock	6,377	6,146
Less: Common stock held in treasury at cost: 180 million and 177 million shares, respectively	(2,740)	(2,692)
Total Navient Corporation stockholders’ equity	3,637	3,454
Noncontrolling interest	31	31
Total equity	3,668	3,485
Total liabilities and equity	$113,209	$114,991

Supplemental information — assets and liabilities of consolidated variable interest entities:

	March 31, 2018	December 31, 2017
FFELP Loans	$75,767	$77,710
Private Education Loans	20,369	20,886
Restricted cash	3,327	3,091
Other assets, net	1,202	1,160
Short-term borrowings	2,292	2,906
Long-term borrowings	88,603	89,317
Net assets of consolidated variable interest entities	$9,770	$10,624

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Interest income:
FFELP Loans	$723	$629
Private Education Loans	431	374
Other loans	1	5
Cash and investments	17	7
Total interest income	1,172	1,015
Total interest expense	843	675
Net interest income	329	340
Less: provisions for loan losses	87	107
Net interest income after provisions for loan losses	242	233
Other income (loss):
Servicing revenue	69	76
Asset recovery and business processing revenue	109	100
Other income (loss)	(15)	(8)
Losses on debt repurchases	—	—
Gains (losses) on derivative and hedging activities, net	48	(16)
Total other income	211	152
Expenses:
Salaries and benefits	134	130
Other operating expenses	141	108
Total operating expenses	275	238
Goodwill and acquired intangible asset impairment and amortization expense	9	6
Restructuring/other reorganization expenses	7	—
Total expenses	291	244
Income before income tax expense	162	141
Income tax expense	36	53
Net income attributable to Navient Corporation	$126	$88
Basic earnings per common share attributable to Navient Corporation	$.48	$.31
Average common shares outstanding	264	289
Diluted earnings per common share attributable to Navient Corporation	$.47	$.30
Average common and common equivalent shares outstanding	269	296
Dividends per common share attributable to Navient Corporation	$.16	$.16

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$126	$88
Other comprehensive income:
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	131	25
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)	—	—
Total unrealized gains (losses) on derivatives	131	25
Income tax expense	(32)	(9)
Other comprehensive income, net of tax expense	99	16
Total comprehensive income attributable to Navient Corporation	$225	$104

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2016	436,037,666	(145,173,548)	290,864,118	$4	$3,022	$6	$2,890	$(2,223)	$3,699	$24	$3,723
Comprehensive income:
Net income	—	—	—	—	—	—	88	—	88	—	88
Other comprehensive income, net of tax	—	—	—	—	—	16	—	—	16	—	16
Total comprehensive income	—	—	—	—	—	—	—	—	104	—	104
Cash dividends:			—
Common stock ($.16 per share)	—	—	—	—	—	—	(46)	—	(46)	—	(46)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	2,794,510	—	2,794,510	—	11	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	—	14	—	—	—	14	—	14
Common stock repurchased	—	(7,363,292)	(7,363,292)	—	—	—	—	(110)	(110)	—	(110)
Shares repurchased related to employee stock-based compensation plans	—	(1,354,280)	(1,354,280)	—	—	—	—	(22)	(22)	—	(22)
Balance at March 31, 2017	438,832,176	(153,891,120)	284,941,056	$4	$3,047	$22	$2,930	$(2,355)	$3,648	$24	$3,672

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrollng	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2017	439,718,145	(176,667,573)	263,050,572	$4	$3,077	$61	$3,004	$(2,692)	$3,454	$31	$3,485
Comprehensive income:
Net income	—	—	—	—	—	—	126	—	126	—	126
Other comprehensive income, net of tax	—	—	—	—	—	99	—	—	99	—	99
Total comprehensive income	—	—	—	—	—	—	—	—	225	—	225
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(42)	—	(42)	—	(42)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	5,021,067	—	5,021,067	—	37	—	—	—	37	—	37
Stock-based compensation expense	—	—	—	—	13	—	—	—	13	—	13
Common stock repurchased	—	—	—	—	—	—	—	—	—	—	—
Shares repurchased related to employee stock-based compensation plans	—	(3,465,135)	(3,465,135)	—	—	—	—	(48)	(48)	—	(48)
Reclassification from adoption of ASU No. 2018-02	—	—	—	—	—	13	(13)	—	—	—	—
Balance at March 31, 2018	444,739,212	(180,132,708)	264,606,504	$4	$3,127	$173	$3,073	$(2,740)	$3,637	$31	$3,668

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$126	$88
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and acquired intangible asset impairment and amortization expense	9	6
Stock-based compensation expense	13	14
Unrealized (gains)/losses on derivative and hedging activities	(63)	13
Provision for losses	87	107
Decrease in accrued interest receivable	18	60
Decrease in accrued interest payable	(33)	(65)
Decrease in other assets	167	84
(Decrease) increase in other liabilities	(40)	50
Total net cash provided by operating activities	284	357
Investing activities
Education loans acquired	(821)	(798)
Reduction of education loans:
Installment payments	3,547	3,918
Other investing activities, net	(9)	15
Purchases of other securities	(1)	—
Proceeds from maturities of other securities	5	8
Total net cash provided by investing activities	2,721	3,143
Financing activities
Borrowings collateralized by loans in trust — issued	3,930	1,919
Borrowings collateralized by loans in trust — repaid	(3,668)	(3,203)
Asset-backed commercial paper conduits, net	(1,848)	(1,930)
Long-term notes issued	—	807
Long-term notes repaid	(167)	(567)
Other financing activities, net	(59)	(130)
Common stock repurchased	—	(110)
Common dividends paid	(42)	(46)
Total net cash used in financing activities	(1,854)	(3,260)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	1,151	240
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	4,646	4,712
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$5,797	$4,952
Cash disbursements made (refunds received) for:
Interest	$798	$670
Income taxes paid	$2	$9
Income taxes received	$(2)	$—
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$2,398	$1,364
Restricted cash and restricted cash equivalents	3,399	3,588
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$5,797	$4,952

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2017 Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three months ended March 31, 2017 to be consistent with classifications adopted for 2018, and had no effect on net income, total assets, or total liabilities.

Recently Issued Accounting Pronouncements

Effective in 2018

Revenue Recognition

As of January 1, 2018, we adopted Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. The contract transaction price is allocated to each distinct contractual performance obligation and recognized as revenue at a point in time or over time when or as the good or service is provided to the customer and the performance obligation is satisfied. Generally, our performance obligations are satisfied over time. In conjunction with our implementation plan, we identified revenue streams related to asset recovery and other business processing within our Federal Education Loans and Business Processing segments that are within the scope of the new standard and reviewed related contracts. We determined there was no material change in the timing of our recognition of our asset recovery and business processing revenue or expenses and we did not record a cumulative adjustment as of January 1, 2018 as a result of the adoption of ASC 606. In connection with adopting ASC 606, we recognized $8 million of revenue and $5 million of expenses in first-quarter 2018 related to a contract in our Business Processing segment that would have not been recognized under the prior accounting standard until later in 2018.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

1.   Significant Accounting Policies (Continued)

The new guidance does not apply to financial instruments and transfers and servicing that are accounted for under other U.S. GAAP. Accordingly, the new revenue recognition guidance does not have an impact on our recognition of revenue and costs associated with our loan portfolios, investments, derivatives and servicing contracts.  However, we considered the ASC 606 principal versus agent guidance with respect to certain asset recovery guarantor servicing contracts pursuant to which we serve in a portfolio management role and use third-party collection agencies.  We determined that we are required under the new accounting standard to reflect payments to third-party collection agencies as revenue and operating expense.  Under the prior accounting standards, we netted payments to third-party collection agencies against revenue.  We adopted the new accounting standard using the “cumulative effect transition adjustment” which results in prospectively making this change in 2018.  This change in accounting policy resulted in both asset recovery revenue and operating expense in the Federal Education Loan segment being $9 million higher in the first-quarter 2018 with no impact on net income. See “Note 11 – Revenue from Contracts with Customers” for the new required disclosures.

Classification and Measurement

On January 5, 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which reconsiders the classification and measurement of financial instruments. The new standard requires certain equity instruments be measured at fair value, with fair value changes recognized in earnings. In addition, the standard requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. It was effective for the Company as of January 1, 2018. We have concluded that the adoption of this new accounting standard is immaterial to our consolidated financial statements and footnote disclosures.

Intra-Entity Transfer of Assets

On October 24, 2016, the FASB issued ASU No. 2016-16, “Income Taxes — Intra-Entity Transfer of Assets Other and Inventory,” which requires recognition of the income tax consequences of an intra-entity transfer of non-inventory assets when the transfer occurs. The new standard was effective for the Company as of January 1, 2018. We have concluded that the adoption of this new accounting standard is immaterial to our consolidated financial statements and footnote disclosures.

Income Taxes

On February 14, 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows reclassification from Accumulated Other Comprehensive Income (Loss) (“AOCI”), as required by ASC No. 740, “Income Taxes,” to retained earnings for the residual tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017.  The new standard is effective for the Company as of January 1, 2019. However, early adoption is permitted and the Company  adopted the standard on January 1, 2018, resulting in a decrease of $13 million to retained earnings due to the reclassification of AOCI to retained earnings.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

1.   Significant Accounting Policies (Continued)

Effective in 2019

Leases

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must be recognized as assets and liabilities on the balance sheet of the lessee. A right-of-use asset and lease obligation will be recorded for all leases with a term exceeding twelve months, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. The standard requires the use of the modified retrospective transition method, which will require adjustment to all comparative periods presented with certain practical expedients available. It will be effective for the Company as of January 1, 2019. Early adoption is permitted. We continue to assess the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures, but expect it to be immaterial.

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

Effective in 2020

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

Our provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses, net of expected recoveries, in the held-for-investment loan portfolios. The evaluation of the provisions for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes.  We segregate our Private Education Loan portfolio into two classes of loans in monitoring and assessing credit risk — Troubled Debt Restructurings (“TDRs”) and Non-TDRs. We believe that the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Three Months Ended March 31, 2018
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$60	$1,297	$10	$1,367
Total provision	10	77	—	87
Charge-offs(1)	(11)	(78)	—	(89)
Reclassification of interest reserve(2)	—	2	—	2
Ending balance	$59	$1,298	$10	$1,367
Allowance Ending Balance:
Individually evaluated for impairment — TDR	$—	$1,165	$9	$1,174
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	59	133	1	193
Purchased Non-Credit Impaired Loans acquired at a discount(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—
Ending total allowance	$59	$1,298	$10	$1,367
Loans Ending Balance:
Individually evaluated for impairment — TDR	$—	$10,824	$29	$10,853
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	75,673	11,545	42	87,260
Purchased Non-Credit Impaired Loans acquired at a discount(3)	3,139	2,500	—	5,639
Purchased Credit Impaired Loans(3)	—	242	—	242
Ending total loans(4)	$78,812	$25,111	$71	$103,994
Charge-offs as a percentage of average loans in repayment	.07%	1.40%	1.56%
Allowance coverage of charge-offs	1.4	4.1	9.2
Allowance as a percentage of the ending total loan balance(3)	.08%	5.17%	14.37%
Allowance as a percentage of the ending loans in repayment(3)	.09%	5.80%	14.37%
Ending total loans(4)	$78,812	$25,111	$71
Average loans in repayment	$65,650	$22,660	$71
Ending loans in repayment	$64,603	$22,372	$71

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

(3)

The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of March 31, 2018. The losses of the Purchased Non-Credit Impaired Loans acquired at a discount are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $42 million and $378 million, respectively, as of March 31, 2018 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of March 31, 2018. As a result, excluding these loans that are accounted for under these two accounting policies, the allowance as a percentage of the ending total loan balance and the allowance as a percentage of the ending loans in repayment would be 0.08 percent and 0.10 percent for FFELP Loans and 5.80 percent and 6.56 percent for Private Education Loans, respectively.

(4)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Three Months Ended March 31, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$67	$1,351	$15	$1,433
Total provision	10	95	2	107
Charge-offs(1)	(13)	(137)	(1)	(151)
Reclassification of interest reserve(2)	—	2	—	2
Ending balance	$64	$1,311	$16	$1,391
Allowance Ending Balance:
Individually evaluated for impairment - TDR	$—	$1,176	$10	$1,186
Collectively evaluated for impairment	64	135	6	205
Ending total allowance	$64	$1,311	$16	$1,391
Loans Ending Balance:
Individually evaluated for impairment - TDR	$—	$11,096	$31	$11,127
Collectively evaluated for impairment	84,513	13,201	152	97,866
Ending total loans(3)	$84,513	$24,297	$183	$108,993
Charge-offs as a percentage of average loans in repayment	.07%	2.56%	2.06%
Allowance coverage of charge-offs	1.2	2.4	4.6
Allowance as a percentage of the ending total loan balance(3)	.08%	5.39%	9.00%
Allowance as a percentage of the ending loans in repayment(3)	.09%	6.13%	9.00%
Ending total loans(3)	$84,513	$24,297	$183
Average loans in repayment	$69,302	$21,791	$173
Ending loans in repayment	$68,095	$21,367	$183

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

      Key Credit Quality Indicators

FFELP Loans are substantially insured and guaranteed as to their principal and accrued interest in the event of default; therefore, the key credit quality indicator for this portfolio is loan status. The impact of changes in loan status is incorporated quarterly into the allowance for loan losses calculation.

	FFELP Loan Delinquencies
	March 31, 2018		December 31, 2017
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,701		$4,711
Loans in forbearance(2)	9,508		8,533
Loans in repayment and percentage of each status:
Loans current	56,166	86.9%	59,264	87.3%
Loans delinquent 31-60 days(3)	1,909	3.0	2,638	3.9
Loans delinquent 61-90 days(3)	1,534	2.4	1,763	2.6
Loans delinquent greater than 90 days(3)	4,994	7.7	4,188	6.2
Total FFELP Loans in repayment	64,603	100%	67,853	100%
Total FFELP Loans, gross	78,812		81,097
FFELP Loan unamortized premium	650		666
Total FFELP Loans	79,462		81,763
FFELP Loan allowance for losses	(59)		(60)
FFELP Loans, net	$79,403		$81,703
Percentage of FFELP Loans in repayment		82.0%		83.7%
Delinquencies as a percentage of FFELP Loans in repayment		13.1%		12.7%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.8%		11.2%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

For Private Education Loans, the key credit quality indicators are FICO scores, school type, the existence of a cosigner, the loan status and loan seasoning. The FICO scores and school type are assessed at origination. The other Private Education Loan key quality indicators can change and are incorporated quarterly into the allowance for loan losses calculation. The following table highlights the principal balance (excluding the receivable for partially charged-off loans) of our Private Education Loan portfolio stratified by the key credit quality indicators.

	Private Education Loan Credit Quality Indicators
	TDR
	March 31, 2018		December 31, 2017
(Dollars in millions)	Balance(2)	% of Balance	Balance(2)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$9,567	92%	$9,647	92%
FICO below 640	874	8	889	8
Total	$10,441	100%	$10,536	100%
School Type:
Not-for-profit	$8,194	78%	$8,247	78%
For-profit	2,247	22	2,289	22
Total	$10,441	100%	$10,536	100%
Cosigners:
With cosigner	$6,407	61%	$6,441	61%
Without cosigner	4,034	39	4,095	39
Total	$10,441	100%	$10,536	100%
Seasoning(1):
1-12 payments	$447	4%	$506	5%
13-24 payments	589	6	644	6
25-36 payments	864	8	947	9
37-48 payments	1,184	11	1,271	12
More than 48 payments	6,867	66	6,691	63
Not yet in repayment	490	5	477	5
Total	$10,441	100%	$10,536	100%

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Balance equals the gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators
	Non-TDR
	March 31, 2018		December 31, 2017
(Dollars in millions)	Balance(2)	% of Balance	Balance(2)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$13,367	96%	$13,752	96%
FICO below 640	562	4	592	4
Total	$13,929	100%	$14,344	100%
School Type:
Not-for-profit	$12,079	87%	$12,431	87%
For-profit	1,850	13	1,913	13
Total	$13,929	100%	$14,344	100%
Cosigners:
With cosigner	$8,559	61%	$9,193	64%
Without cosigner	5,370	39	5,151	36
Total	$13,929	100%	$14,344	100%
Seasoning(1):
1-12 payments	$1,686	12%	$1,424	10%
13-24 payments	504	3	437	3
25-36 payments	392	3	466	3
37-48 payments	661	5	867	6
More than 48 payments	10,147	73	10,566	74
Not yet in repayment	539	4	584	4
Total	$13,929	100%	$14,344	100%

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Balance equals the gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	TDR Private Education Loan Delinquencies
	March 31, 2018		December 31, 2017
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$490		$477
Loans in forbearance(2)	755		681
Loans in repayment and percentage of each status:
Loans current	8,131	88.4%	8,333	88.9%
Loans delinquent 31-60 days(3)	334	3.6	351	3.7
Loans delinquent 61-90 days(3)	266	2.9	207	2.2
Loans delinquent greater than 90 days(3)	465	5.1	487	5.2
Total TDR loans in repayment	9,196	100%	9,378	100%
Total TDR loans, gross	10,441		10,536
TDR loans unamortized discount	(223)		(225)
Total TDR loans	10,218		10,311
TDR loans receivable for partially charged-off loans	383		385
TDR loans allowance for losses	(1,165)		(1,171)
TDR loans, net	$9,436		$9,525
Percentage of TDR loans in repayment		88.1%		89.0%
Delinquencies as a percentage of TDR loans in repayment		11.6%		11.1%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		7.6%		6.8%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Non-TDR Private Education Loan Delinquencies
	March 31, 2018		December 31, 2017
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$539		$584
Loans in forbearance(2)	214		214
Loans in repayment and percentage of each status:
Loans current	12,965	98.4%	13,257	97.9%
Loans delinquent 31-60 days(3)	82	.6	120	.9
Loans delinquent 61-90 days(3)	47	.4	59	.4
Loans delinquent greater than 90 days(3)	82	.6	110	.8
Total non-TDR loans in repayment	13,176	100%	13,546	100%
Total non-TDR loans, gross	13,929		14,344
Non-TDR loans unamortized discount	(667)		(699)
Total non-TDR loans	13,262		13,645
Non-TDR loans receivable for partially charged-off loans	358		375
Non-TDR loans allowance for losses	(133)		(126)
Non-TDR loans, net	$13,487		$13,894
Percentage of non-TDR loans in repayment		94.6%		94.4%
Delinquencies as a percentage of non-TDR loans in repayment		1.6%		2.1%
Loans in forbearance as a percentage of non- TDR loans in repayment and forbearance		1.6%		1.6%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

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

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Receivable at beginning of period	$760	$815
Expected future recoveries of current period defaults(1)	19	34
Recoveries(2)	(38)	(44)
Charge-offs(3)	—	(5)
Receivable at end of period	$741	$800

(1)	Represents our estimate of the amount to be collected in the future.
(2)	Current period cash collections.
(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 62 percent and 61 percent of the loans granted forbearance have qualified as a TDR loan at March 31, 2018 and December 31, 2017, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of March 31, 2018 and December 31, 2017 was $2.5 billion and $2.7 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

At March 31, 2018 and December 31, 2017, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Total Ending Loans(2)	Related Allowance
March 31, 2018	$10,796	$10,824	$1,165
December 31, 2017	10,890	10,921	1,171

(1)	Recorded investment is equal to the unpaid principal balance (which includes the receivable for partially charged-off loans), accrued interest and unamortized discount.
(2)	Total ending loans includes the receivable for partially charged-off loans.

The following tables provide the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended March 31,
	2018		2017
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Total	10,855	180	11,093	172

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Three Months Ended March 31,
	2018			2017
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Total	$170	$60	$37	$215	$106	$54

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.
(2)	Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans.

(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
March 31, 2018
TDR	$196	$19	$20
Non-TDR	175	4	5
Total	$371	$23	$25
December 31, 2017
TDR	$196	$20	$20
Non-TDR	187	4	6
Total	$383	$24	$26

3.	Borrowings

The following table summarizes our borrowings.

	March 31, 2018			December 31, 2017
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$2,359	$11,413	$13,772	$1,306	$12,624	$13,930
Total unsecured borrowings	2,359	11,413	13,772	1,306	12,624	13,930
Secured borrowings:
FFELP Loan securitizations	—	71,038	71,038	—	71,208	71,208
Private Education Loan securitizations(2)	—	13,791	13,791	686	12,646	13,332
FFELP Loan — other facilities	1,487	5,023	6,510	1,536	6,830	8,366
Private Education Loan — other facilities	805	1,602	2,407	684	1,710	2,394
Other(3)	476	—	476	538	—	538
Total secured borrowings	2,768	91,454	94,222	3,444	92,394	95,838
Total before hedge accounting adjustments	5,127	102,867	107,994	4,750	105,018	109,768
Hedge accounting adjustments	4	(70)	(66)	21	(6)	15
Total	$5,131	$102,797	$107,928	$4,771	$105,012	$109,783

(1)

Includes principal amount of $2.4 billion and $1.3 billion of short-term debt as of March 31, 2018 and December 31, 2017, respectively. Includes principal amount of $11.5 billion and $12.7 billion of long-term debt as of March 31, 2018 and December 31, 2017, respectively.

(2)

Includes $0 million and $686 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Repurchase Facilities”) as of March 31, 2018 and December 31, 2017, respectively. Includes $2.7 billion and $1.3 billion of long-term debt related to the Repurchase Facilities as of March 31, 2018, and December 31, 2017, respectively.

(3)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

3.	Borrowings (Continued)

     Variable Interest Entities

We consolidated the following financing VIEs as of March 31, 2018 and December 31, 2017, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	March 31, 2018
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$71,038	$71,038	$71,987	$2,416	$1,092	$75,495
Private Education Loan securitizations(1)	—	13,791	13,791	17,114	645	222	17,981
FFELP Loan — other facilities	1,487	2,290	3,777	3,780	184	98	4,062
Private Education Loan — other facilities	805	1,602	2,407	3,255	82	35	3,372
Total before hedge accounting adjustments	2,292	88,721	91,013	96,136	3,327	1,447	100,910
Hedge accounting adjustments	—	(118)	(118)	—	—	(245)	(245)
Total	$2,292	$88,603	$90,895	$96,136	$3,327	$1,202	$100,665

	December 31, 2017
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$71,208	$71,208	$72,145	$2,335	$1,078	$75,558
Private Education Loan securitizations(1)	686	12,646	13,332	17,739	484	237	18,460
FFELP Loan — other facilities	1,536	3,999	5,535	5,565	204	156	5,925
Private Education Loan — other facilities	684	1,710	2,394	3,147	68	31	3,246
Total before hedge accounting adjustments	2,906	89,563	92,469	98,596	3,091	1,502	103,189
Hedge accounting adjustments	—	(246)	(246)	—	—	(342)	(342)
Total	$2,906	$89,317	$92,223	$98,596	$3,091	$1,160	$102,847

(1)

Includes $0 million of short-term debt, $2.7 billion of long-term debt and $175 million of restricted cash related to the Repurchase Facilities as of March 31, 2018. Includes $686 million of short-term debt, $1.3 billion of long-term debt and $96 million of restricted cash related to the Repurchase Facilities as of December 31, 2017.

4.	Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2017 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2017 Form 10-K for a full discussion.

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2018 and December 31, 2017, and their impact on other comprehensive income and earnings for the three months ended March 31, 2018 and 2017.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$211	$95	$204	$290	$46	$7	$461	$392
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	86	88	—	—	86	88
Total derivative assets(2)		211	95	290	378	46	7	547	480
Derivative Liabilities:
Interest rate swaps	Interest rate	(1)	(16)	(203)	(102)	(86)	(71)	(290)	(189)
Floor Income Contracts	Interest rate	—	—	—	—	(49)	(74)	(49)	(74)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(332)	(410)	(27)	(44)	(359)	(454)
Other(3)	Interest rate	—	—	—	—	(12)	(18)	(12)	(18)
Total derivative liabilities(2)		(1)	(16)	(535)	(512)	(174)	(207)	(710)	(735)
Net total derivatives		$210	$79	$(245)	$(134)	$(128)	$(200)	$(163)	$(255)

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

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Gross position	$547	$480	$(710)	$(735)
Impact of master netting agreements	(47)	(42)	47	42
Derivative values with impact of master netting agreements (as carried on balance sheet)	500	438	(663)	(693)
Cash collateral (held) pledged	(474)	(536)	207	235
Net position, as presented on the balance sheet	$26	$(98)	$(456)	$(458)

(3)    “Other” includes derivatives related to our Total Return Swap Facility

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at March 31, 2018 and December 31, 2017 by $19 million and $6 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at March 31, 2018 and December 31, 2017 by $27 million and $30 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017	Mar 31, 2018	Dec 31, 2017
Notional Values:
Interest rate swaps	$24.0	$24.1	$12.4	$12.4	$79.7	$72.0	$116.1	$108.5
Floor Income Contracts	—	—	—	—	24.9	21.9	24.9	21.9
Cross-currency interest rate swaps	—	—	5.0	6.7	.3	.3	5.3	7.0
Other(1)	—	—	—	—	.4	.5	.4	.5
Total derivatives	$24.0	$24.1	$17.4	$19.1	$105.3	$94.7	$146.7	$137.9

(1)	“Other” includes derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended March 31,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Fair Value Hedges:
Interest rate swaps	$(188)	$(84)	$30	$54	$225	$61	$67	$31
Cross-currency interest rate swaps	76	118	(27)	(29)	(129)	(162)	(80)	(73)
Total fair value derivatives	(112)	34	3	25	96	(101)	(13)	(42)
Cash Flow Hedges:
Interest rate swaps	—	—	(4)	(16)	—	—	(4)	(16)
Total cash flow derivatives	—	—	(4)	(16)	—	—	(4)	(16)
Trading:
Interest rate swaps	25	(7)	(3)	20	—	—	22	13
Floor Income Contracts	31	53	(8)	(20)	—	—	23	33
Cross-currency interest rate swaps	17	12	(2)	(1)	—	—	15	11
Other	6	(4)	(2)	(2)	—	—	4	(6)
Total trading derivatives	79	54	(15)	(3)	—	—	64	51
Total	(33)	88	(16)	6	96	(101)	47	(7)
Less: realized gains (losses) recorded in interest expense	—	—	(1)	9	—	—	(1)	9
Gains (losses) on derivative and hedging activities, net	$(33)	$88	$(15)	$(3)	$96	$(101)	$48	$(16)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.
(2)	Represents ineffectiveness related to cash flow hedges.
(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

  Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	March 31, 2018	December 31, 2017
Collateral held:
Cash (obligation to return cash collateral is recorded in short- term borrowings)	$474	$536
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	143	297
Total collateral held	$617	$833
Derivative asset at fair value including accrued interest	$592	$618
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$207	$235
Total collateral pledged	$207	$235
Derivative liability at fair value including accrued interest and premium receivable	$579	$659

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $233 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

5.	Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	March 31, 2018	December 31, 2017
Accrued interest receivable, net	$1,979	$1,965
Derivatives at fair value	500	438
Benefit and insurance-related investments	481	481
Income tax asset, net current and deferred	312	380
Fixed assets, net	150	156
Accounts receivable	99	108
Other loans, net	60	59
Other	347	438
Total	$3,928	$4,025

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

6.	Business Combinations, Goodwill and Acquired Intangible Assets

Acquisitions are accounted for under the acquisition method of accounting as defined in ASC 805, “Business Combinations.” The Company allocates the purchase price to the fair value of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser.

Goodwill resulting from our acquisitions is assigned to a reporting unit or units.  A reporting unit is the same or one level below an operating segment.  As discussed in “Note 12 – Segment Reporting," we have the following new reportable operating segments effective first-quarter 2018: Federal Education Loans, Consumer Lending, Business Processing and Other.  As a result of this change in our reporting structure, our reporting units with goodwill as of March 31, 2018 include (1) FFELP Loans within the Federal Education Loans reportable operating segment, (2) Private Education Loans (Other) and Private Education Refinance Loans (inclusive of what formerly constituted our Earnest reporting unit), both of which are included in our Consumer Lending reportable operating segment, and (3) Government Services (formerly our Gila reporting unit) and Healthcare Services, both of which are included in our Business Processing reportable operating segment.  No change in our allocation of goodwill was warranted as a result of this change in reportable operating segments and reporting units.

Acquisition of Earnest

In November 2017, Navient acquired a 95 percent majority controlling interest in Earnest for approximately $149 million in cash. Earnest is a leading financial technology and education finance company that originates Private Education Refinance Loans. We have engaged an independent appraiser to assist in the valuation of the assets acquired and liabilities assumed including identifiable intangible assets, primarily the trade name and developed technology. We anticipate the purchase price allocation will be completed by the end of the second quarter 2018. The preliminary estimate of goodwill is $89 million. The results of operations of Earnest have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Consumer Lending segment and its Private Education Refinance Loans reporting unit. Navient has not disclosed the pro forma impact of this acquisition to the results of operations for the three months ended March 31, 2018 and 2017, as the pro forma impact was deemed immaterial.

Acquisition of Duncan Solutions

In July 2017, Navient acquired a 100 percent controlling interest in Duncan Solutions for approximately $86 million in cash. Duncan Solutions is a leading transportation revenue management company serving municipalities and toll authorities, offering a range of technology-enabled products and services to support its clients’ parking and tolling operations. We have engaged an independent appraiser to assist in the valuation of the assets acquired and liabilities assumed including identifiable intangible assets, primarily customer relationships, the trade name and developed technology. The preliminary estimate of goodwill is $20 million. We anticipate the purchase price allocation will be completed by the end of the second quarter 2018. The results of operations of Duncan Solutions have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Processing segment and its Government Services reporting unit. Navient has not disclosed the pro forma impact of this acquisition to the results of operations for the three months ended March 31, 2018 and 2017, as the pro forma impact was deemed immaterial.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

7.	Stockholders’ Equity

The following table summarizes common share repurchases and issuances.

	Three Months Ended March 31,
	2018	2017
Common stock repurchased(1)	—	7,363,292
Average purchase price per share	$—	$14.95
Shares repurchased related to employee stock-based compensation plans(2)	3,465,135	1,354,280
Average purchase price per share	$13.75	$15.55
Common shares issued(3)	5,021,067	2,794,510

(1)	Common shares purchased under our share repurchase program.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on March 29, 2018 was $13.12.

Dividend and Share Repurchase Program

In March 2018, we paid a common stock dividend of $0.16 per share.

Effective October 4, 2017, Navient temporarily suspended its share repurchase program. On January 24, 2018, we announced that we expect to restart our share repurchases in the second half of 2018. As of March 31, 2018, the remaining repurchase authority was $160 million.

In the three months ended March 31, 2017, we repurchased 7.4 million shares for $110 million.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

8.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended March 31,
(In millions, except per share data)	2018	2017
Numerator:
Net income attributable to Navient Corporation	$126	$88
Denominator:
Weighted average shares used to compute basic EPS	264	289
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units and Employee Stock Purchase Plan (“ESPP”)(1)	5	7
Dilutive potential common shares(2)	5	7
Weighted average shares used to compute diluted EPS	269	296
Basic earnings per common share attributable to Navient Corporation	$.48	$.31
Diluted earnings per common share attributable to Navient Corporation	$.47	$.30

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended March 31, 2018 and 2017, stock options covering approximately 6 million and 5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

9.	Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Please refer to “Note 12 — Fair Value Measurements” in our 2017 Form 10-K for a full discussion.

During the three months ended March 31, 2018, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

9.	Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2018				December 31, 2017
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage- backed securities	$—	$—	$—	$—	$—	$—	$—	$—
Other	—	2	—	2	—	2	—	2
Total available-for-sale investments	—	2	—	2	—	2	—	2
Derivative instruments:(1)
Interest rate swaps	—	454	7	461	—	388	4	392
Cross-currency interest rate swaps	—	—	86	86	—	—	88	88
Total derivative assets(2)	—	454	93	547	—	388	92	480
Total	$—	$456	$93	$549	$—	$390	$92	$482
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$(246)	$(44)	$(290)	$—	$(144)	$(45)	$(189)
Floor Income Contracts	—	(49)	—	(49)	—	(74)	—	(74)
Cross-currency interest rate swaps	—	(27)	(332)	(359)	—	(44)	(410)	(454)
Other	—	—	(12)	(12)	—	—	(18)	(18)
Total derivative liabilities(2)	—	(322)	(388)	(710)	—	(262)	(473)	(735)
Total	$—	$(322)	$(388)	$(710)	$—	$(262)	$(473)	$(735)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See “Note 4—Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
(3)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

9.    Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended March 31,
	2018				2017
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(41)	$(322)	$(18)	$(381)	$(46)	$(1,243)	$(13)	$(1,302)
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	3	49	4	56	2	89	(5)	86
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	1	27	2	30	2	29	2	33
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(37)	$(246)	$(12)	$(295)	$(42)	$(1,125)	$(16)	$(1,183)
Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$4	$103	$6	$113	$4	$57	$(4)	$57

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Gains (losses) on derivative and hedging activities, net	$83	$115
Interest expense	(27)	(29)
Total	$56	$86

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at March 31, 2018	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Prime/LIBOR basis swaps	$(37)	Discounted cash flow	Constant Prepayment Rate	6%
			Bid/ask adjustment to	.08% — .08%
			discount rate	(.08%)
Cross-currency interest rate swaps	(246)	Discounted cash flow	Constant Prepayment Rate	4%
Other	(12)
Total	$(295)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2018			December 31, 2017
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$79,784	$79,403	$381	$82,271	$81,703	$568
Private Education Loans	24,065	22,923	1,142	24,421	23,419	1,002
Cash and investments(1)	6,153	6,153	—	5,034	5,034	—
Total earning assets	110,002	108,479	1,523	111,726	110,156	1,570
Interest-bearing liabilities
Short-term borrowings	5,155	5,131	(24)	4,783	4,771	(12)
Long-term borrowings	102,970	102,797	(173)	104,921	105,012	91
Total interest-bearing liabilities	108,125	107,928	(197)	109,704	109,783	79
Derivative financial instruments
Floor Income Contracts	(49)	(49)	—	(74)	(74)	—
Interest rate swaps	171	171	—	203	203	—
Cross-currency interest rate swaps	(273)	(273)	—	(366)	(366)	—
Other	(12)	(12)	—	(18)	(18)	—
Excess of net asset fair value over carrying value			$1,326			$1,649

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $2 million and $2 million at March 31, 2018 and December 31, 2017, respectively, versus a fair value of $2 million and $2 million at March 31, 2018 and December 31, 2017, respectively.

10.	Commitments and Contingencies

Legal Proceedings

The Company has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws, including the Telephone Consumer Protection Act (“TCPA”), the Consumer Financial Protection Act of 2010 (“CFPA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and various other state consumer protection laws.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

10.	Commitments and Contingencies (Continued)

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the CFPA, the FCPA, FCRA, FDCPA and various state consumer protection laws. On October 5, 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC, containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. We refer to the Illinois Attorney General, the Pennsylvania Attorney General and the Washington Attorney General collectively as the “Attorneys General.” We intend to vigorously defend against the allegations in each of these cases. For additional information on these civil actions, please refer to the section entitled “Regulatory Matters” below.

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

Regulatory Matters

With respect to alleged civil violations of the Servicemembers Civil Relief Act (the “SCRA”), Navient Solutions, LLC (“Solutions”), a wholly owned subsidiary of Navient, and Sallie Mae Bank entered into a consent order with the DOJ in May 2014. The DOJ consent order (the “DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by Solutions from November 28, 2005 until the effective date of the settlement. In the third quarter of 2016, the Company completed the monetary portion of the order by distributing the remaining funds to charities approved by the DOJ. The Company believes it has fulfilled the terms of the DOJ order. The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of March 31, 2018, substantially all of this amount had been paid to customers or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until the remaining consent order is lifted or terminates in accordance with its terms in late 2018.

As previously disclosed, the Company and various of its subsidiaries have been subject to the following investigations and inquiries:

•

In December 2013, Navient received Civil Investigative Demands (“CIDs”) issued by the State of Illinois Office of Attorney General and the State of Washington Office of the Attorney General and multiple other state Attorneys General. According to the CIDs, the investigations were initiated to ascertain whether any practices declared to be unlawful under the Consumer Fraud and Deceptive Business Practices Act have occurred or are about to occur. The Company subsequently received separate but similar CIDs or subpoenas from the Attorneys General of the District of Columbia, Kansas and Colorado.

•

In April 2014, Solutions received a CID from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees and other matters. Navient has received a series of supplemental CIDs on these matters. In August 2015, Solutions received a letter from the CFPB notifying Solutions that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement was considering recommending that the CFPB take legal action against Solutions. The NORA letter related to a previously disclosed investigation into Solutions’ disclosures and assessment of late fees and other matters and states that, in connection with any action, the CFPB may seek restitution, civil monetary penalties and corrective action against Solutions. The Company responded to the NORA letter in September 2015.

•

In November 2014, Navient’s subsidiary, Pioneer Credit Recovery, Inc. (“Pioneer”), received a CID from the CFPB as part of an investigation regarding Pioneer’s activities relating to rehabilitation loans and collection of defaulted student debt.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

10.   Commitments and Contingencies (Continued)

•

In December 2014, Solutions received a subpoena from the New York Department of Financial Services (the “NY DFS”) as part of the NY DFS’s inquiry with regard to whether persons or entities have engaged in fraud or misconduct with respect to a financial product or service under New York Financial Services Law or other laws.

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the DFPA, FCRA, FDCPA and various state consumer protection laws. On October 5, 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC, alleging violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. These civil actions are related to matters which were covered under the CIDs and the NORA letter discussed above. The Company filed its Motion to Dismiss on March 20, 2017 with respect to the Attorneys General actions and on March 24, 2017 with respect to the CFPB action. In relation to the CFPB action, after a hearing, our Motion to Dismiss was denied in full in August 2017. In relation to the Washington action, following a hearing, our Motion to Dismiss was denied in full in July 2017. In relation to the Illinois action, a hearing on our Motion to Dismiss was held on July 18, 2017 and no ruling has been issued as of the date of this Form 10-Q. In relation to the Pennsylvania Attorney General lawsuit, the Company filed its Motion to Dismiss on December 22, 2017. This motion has not been heard by the court. In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the Attorneys General. As the Company has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. As stated above, we intend to vigorously defend against the allegations in each of these cases.

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

Under the terms of the Separation Agreement between the Company and SLM BankCo, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the terms, conditions and limitations set forth in the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above, other than fines or penalties directly levied against Sallie Mae Bank and other matters specifically excluded. Navient has no additional reserves related to indemnification matters with SLM BankCo as of March 31, 2018.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. On September 25, 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG on August 3, 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. In August 2016, we filed our notice of appeal to the Administrative Actions and Appeals Service Group of ED. A hearing was held in April 2017 and a ruling has not yet been issued. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 as part of the total reserve for pending regulatory matters discussed previously and does not believe, at this time, that an adverse ruling would have a material effect on the Company as a whole.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

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

In the ordinary course of business, we and our subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. In connection with formal and informal inquiries in these cases, we and our subsidiaries receive requests, subpoenas and orders for documents, testimony and information in connection with various aspects of our regulated activities.

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

11.  Revenue from Contracts with Customers

We account for contract revenue in accordance with ASC 606. Contract revenue earned by our Federal Education Loans segment is derived from asset recovery activities related to the collection of delinquent education loans on behalf of the Department of Education, Guarantor agencies and other institutions. Revenue earned by our Business Processing segment is derived from government services, which includes receivables management services and account processing solutions, and healthcare services, which includes revenue cycle management services.

Most of our revenue is derived from long-term contracts, the duration of which is expected to span more than one year. These contracts are billable monthly, as services are rendered, based on a percentage of the balance collected or the transaction processed, a flat fee per transaction or a stated rate per the service performed. In accordance with ASC 606, the unit of account is a contractual performance obligation, a promise to provide a distinct good or service to a customer. The transaction price is allocated to each distinct performance obligation when or as the good or service is transferred to the customer and the obligation is satisfied. Distinct performance obligations are identified based on the services specified in the contract that are capable of being distinct such that the customer can benefit from the service on its own or together with other resources that are available from the Company or a third party, and are also distinct in the context of the contract such that the transfer of the services is separately identifiable from other services promised in the contract. Most of our contracts include integrated service offerings that include obligations that are not separately identifiable and distinct in the context of our contracts.  Accordingly, our contracts generally have a single performance obligation. A limited number of full service offerings include multiple performance obligations.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

11.  Revenue from Contracts with Customers (Continued)

Substantially all our revenue from contracts with customers is variable revenue which is recognized over time as our customers receive and consume the benefit of our services in an amount consistent with monthly billings.  Accordingly, we do not disclose variable consideration associated with the remaining performance obligation as we have recognized revenue in the amount we have the right to invoice for services performed. Our fees correspond to the value the customer has realized from our performance of each increment of the service (for example, an individual transaction processed or collection of a past due balance).

The following tables illustrate the disaggregation of revenue from contracts with customers according to service type by reportable operating segment and client type by reportable operating segment.

     Revenue by Service Type

	Three Months Ended March 31, 2018
(Dollars in millions)	Federal Education Loans Reportable Operating Segment	Business Processing Reportable Operating Segment	Total Revenue
Federal Education Loan asset recovery services	$20	$—	$20
Government services	—	53	53
Healthcare services	—	20	20
Total	$20	$73	$93

     Revenue by Client Type

	Three Months Ended March 31, 2018
(Dollars in millions)	Federal Education Loans Reportable Operating Segment	Business Processing Reportable Operating Segment	Total Revenue
Federal government	$1	$1	$2
Guarantor agencies	16	—	16
Other institutions	3	—	3
State and local government	—	26	26
Tolling authorities	—	26	26
Hospitals and other healthcare providers	—	20	20
Total	$20	$73	$93

As of January 1, 2018 and March 31, 2018, there was $63 million and $74 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

12.	Segment Reporting

In the fourth quarter of 2017, Navient entered the Private Education Refinance Loan origination market. This new activity changed the way the Company manages the business, reviews operating performance and allocates resources.  This resulted in the following four new reportable operating segments, effective first-quarter 2018: (1) Federal Education Loans (2) Consumer Lending (3) Business Processing and (4) Other.  These new reportable operating segments now primarily distinguish between our legacy federal education loan businesses and our growth businesses. In connection with this change in reportable operating segments, there was also a change in how unallocated overhead is defined.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

12.   Segment Reporting (Continued)

The following table shows the realignment of our business lines (operating segments) from the prior reportable operating segments to the new reportable operating segments:

Business Lines	New Reportable Operating Segment	Prior Reportable Operating Segment
FFELP Loans	Federal Education Loans	FFELP Loans
Federal Education Loans Servicing	Federal Education Loans	Business Services
Federal Education Loans Asset Recovery	Federal Education Loans	Business Services

Private Education Refinance Loans	Consumer Lending	Private Education Loans
Private Education Loans – Other	Consumer Lending	Private Education Loans
Other Consumer Loans	Consumer Lending	Other

Non-Education Government Services	Business Processing	Business Services
Non-Education Healthcare Services	Business Processing	Business Services

Unallocated Overhead Expenses	Other	Other
Corporate Liquidity Portfolio	Other	Other

These segments meet the quantitative thresholds for reportable operating segments.  Accordingly, the results of operations of these reportable operating segments are presented separately.  The underlying operating segments are used by the Company’s chief operating decision maker to manage the business, review operating performance and allocate resources, and qualify to be aggregated as part of the primary reportable operating segments.  As discussed further below, we measure the profitability of our operating segments based on “Core Earnings” net income.  Accordingly, information regarding our reportable operating segments is provided on a “Core Earnings” basis.  As a result of this change in segment reporting in the first quarter of 2018, prior periods have been recast for comparison purposes.

Federal Education Loans Segment

In its Federal Education Loans segment, Navient holds and acquires FFELP Loans and performs servicing and asset recovery services on its own loan portfolio, federal education loans owned by the Department of Education and other institutions. In this segment, we generate revenue primarily through net interest income on the FFELP Loan portfolio (after provision for loan losses) as well as servicing and asset recovery services revenue.  This segment is expected to generate significant amounts of earnings and cash flow over the remaining life of the portfolio.

Navient is currently the largest private sector holder of FFELP Loans as well as the largest servicer and collector of loans made under the FFELP program. In 2010, Congress passed legislation ending the origination of education loans under FFELP. As a result, the revenue we earn in this segment is expected to decline over time. The Higher Education Act of 1965 (“HEA”) continues to regulate every aspect of FFELP Loans, including ongoing communications with borrowers and default aversion requirements. Failure to service FFELP Loans properly could jeopardize the insurance, guarantees and federal support on these loans. The insurance and guarantees on Navient’s existing FFELP Loans were not affected by the termination of FFELP originations.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

12.   Segment Reporting (Continued)

FFELP Loans

Navient’s portfolio of FFELP Loans as of March 31, 2018 was $79.4 billion. We expect this portfolio to have an amortization period in excess of 20 years with a 7-year remaining weighted average life. During the first-quarter 2018, Navient acquired $283 million of FFELP Loans compared to $707 million in first-quarter 2017. FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guaranty agreements generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest for loans disbursed. As of March 31, 2018, approximately 86 percent of the FFELP Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

Federal Education Servicing and Asset Recovery

As part of Navient’s servicing business, we have provided loan servicing for federal loans owned by ED since 2009. Under the contract, we seek to improve on the performance metrics that determine the allocation of new accounts under the servicing contract with ED. Under this servicing contract as of March 31, 2018, we service approximately 6.0 million accounts, or $207.4 billion in loans. We earned $38 million of revenue under the contract for the first quarter of 2018. This contract currently expires in 2019. We continually strive to help our customers successfully navigate the repayment of their loans.

In April 2016, ED began the solicitation process for its new servicing platform and service providers. In the latest step, ED issued on February 20, 2018, Phase 1 of a new RFP entitled the Solicitation for the Next Generation Financial Services Environment which is intended to centralize student loan servicing on a single platform. The Company and its partners submitted a comprehensive bid on April 18, 2018.

In December 2016, Great Lakes Higher Education Assistance Corp. (“Great Lakes”) assumed control of United Student Aid Funds, Inc. (“USAF”). As part of this transfer, Great Lakes did not renew our contracts with USAF and Northwest Education Loan Association (“NELA”), effective as of December 31, 2017. In the third quarter of 2017, we entered into a new contract with Great Lakes in which we agreed to provide asset recovery and portfolio management services on the combined Great Lakes, USAF and NELA portfolios. Education related fee revenues related to these services totaled $25 million in first-quarter 2018 compared to $50 million in first-quarter 2017.

Since 1997, Navient has provided asset recovery services on defaulted education loans to ED. In February 2015, ED did not grant an additional term extension (“ATE”) and this contract expired by its terms on February 21, 2015. As a result, our Pioneer Credit Recovery (“Pioneer”) subsidiary stopped receiving new account placements under the contract. Shortly after that decision by ED, Pioneer filed a bid protest against ED, which bid protest was eventually consolidated with several other related protests. In an effort to resolve that litigation, in May 2017, ED awarded Pioneer a new ATE on substantially similar terms to the additional term extensions awarded to other contractors in 2015. In December 2017, Pioneer began receiving new accounts under that new contract.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

12.   Segment Reporting (Continued)

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

The following table includes GAAP basis asset information for our Federal Education Loans segment.

(Dollars in millions)	March 31, 2018	December 31, 2017
FFELP Loans, net	$79,403	$81,703
Cash and investments(1)	2,763	2,821
Other	2,540	2,601
Total assets	$84,706	$87,125

(1)	Includes restricted cash and investments.

     Consumer Lending Segment

In its Consumer Lending segment, Navient holds, originates and acquires consumer loans and performs servicing activities on its own loan portfolio. Originations and acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow over the remaining life of the portfolio.

We began to originate Private Education Refinance Loans in 2017 with the acquisition of Earnest. Our loan products are focused on helping consumers refinance their education loans at the lower rates they have earned. We believe our product offerings, digital marketing strategies and origination platform provide a unique competitive advantage. Earnest, which was acquired in November 2017, originated $900 million of Private Education Refinance Loans in 2017 and $500 million in first-quarter 2018. At March 31, 2018, Navient held $1.2 billion of Private Education Refinance Loans.

Navient is currently the largest holder of Private Education Loans. Navient’s portfolio of Private Education Loans as of March 31, 2018 was $22.9 billion. We expect this portfolio to have an amortization period in excess of 20 years with a 6-year remaining weighted average life. Unlike FFELP Loans, the holder of a Private Education Loan bears the full credit risk of the borrower and any cosigner. Navient believes the credit risk of the Private Education Loans it owns is well managed through the rigorous underwriting practices and risk-based pricing applied when the loans were originated, the continued high levels of qualified cosigners, our internal servicing and risk mitigation practices, and our careful use of forbearance and loan modification programs. Navient believes that these elements and practices reduce the risk of payment interruptions and defaults on its Private Education Loan portfolio. As of March 31, 2018, approximately 57 percent of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

12.   Segment Reporting (Continued)

The following table includes GAAP basis asset information for our Consumer Lending segment.

(Dollars in millions)	March 31, 2018	December 31, 2017
Private Education Loans, net	$22,923	$23,419
Cash and investments(1)	797	706
Other	1,140	1,143
Total assets	$24,860	$25,268

(1)	Includes restricted cash and investments.

     Business Processing Segment

In its Business Processing segment, Navient performs business processing services for over 600 non-education related government and healthcare clients. Government services include receivables management services and account processing solutions. With over $11 billion of inventory, our integrated solutions technology and superior data driven approach allows state governments, agencies, court systems, municipalities and toll authorities to reduce their operating expenses while maximizing revenue opportunities. Healthcare services include revenue cycle outsourcing, accounts receivable management, extended business office support and consulting engagements. We offer customizable solutions for our clients that include non-profit/religious-affiliated hospital systems, teaching hospitals, urban medical centers, for-profit healthcare systems, critical access hospitals, children’s hospitals and large physician groups.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Revenue from government services	$53	$28
Revenue from healthcare services	20	16
Total fee revenue	$73	$44
Contingent collection receivables inventory (in billions)	$11.3	$9.9

At March 31, 2018 and December 31, 2017, the Business Processing segment had total assets of $492 million and $466 million, respectively, on a GAAP basis.

Other Segment

Our Other segment primarily consists of the following activities: our corporate liquidity portfolio and the repurchase of debt, unallocated overhead (corporate overhead and certain information technology costs), restructuring/other reorganization expenses, regulatory-related costs, and the deferred tax asset remeasurement loss recognized due to the enactment of the TCJA in the fourth quarter of 2017.

Unallocated corporate overhead is comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations.

At March 31, 2018 and December 31, 2017, the Other segment had total assets of $3.2 billion and $2.1 billion, respectively, on a GAAP basis.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

12.	Segment Reporting (Continued)

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

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage our business segments because “Core Earnings” reflect adjustments to GAAP financial results for two items, discussed below, that are mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the two items we remove to result in our “Core Earnings” presentations are:

1.

Unrealized mark-to-market gains/losses resulting from our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness; and

2.	The accounting for goodwill and acquired intangible assets.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

12.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total “Core Earnings”	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$732	$431	$—	$—	$1,163	$8	$(17)	$(9)	$1,154
Other loans	1	—	—	—	1	—	—	—	1
Cash and investments	9	2	—	6	17	—	—	—	17
Total interest income	742	433	—	6	1,181	8	(17)	(9)	1,172
Total interest expense	571	238	—	42	851	(7)	(1)	(8)	843
Net interest income (loss)	171	195	—	(36)	330	15	(16)	(1)	329
Less: provisions for loan losses	10	77	—	—	87	—	—	—	87
Net interest income (loss) after provisions for loan losses	161	118	—	(36)	243	15	(16)	(1)	242
Other income (loss):
Servicing revenue	66	3	—	—	69	—	—	—	69
Asset recovery and business processing revenue	36	—	73	—	109	—	—	—	109
Other income (loss)	—	—	—	1	1	(15)	47	32	33
Total other income (loss)	102	3	73	1	179	(15)	47	32	211
Expenses:
Direct operating expenses	80	56	59	—	195	—	—	—	195
Overhead expenses	—	—	—	80	80	—	—	—	80
Operating expenses	80	56	59	80	275	—	—	—	275
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	9	9	9
Restructuring/other reorganization expenses	—	—	—	7	7	—	—	—	7
Total expenses	80	56	59	87	282	—	9	9	291
Income (loss) before income tax expense (benefit)	183	65	14	(122)	140	—	22	22	162
Income tax expense (benefit)(2)	42	15	4	(28)	33	—	3	3	36
Net income (loss)	$141	$50	$10	$(94)	$107	$—	$19	$19	$126

(1)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(1)	$—	$(1)
Total other income (loss)	32	—	32
Goodwill and acquired intangible asset impairment and amortization	—	9	9
Total “Core Earnings” adjustments to GAAP	$31	$(9)	22
Income tax expense (benefit)			3
Net income (loss)			$19

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

12.	Segment Reporting (Continued)

	Three Months Ended March 31, 2017
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total “Core Earnings”	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$623	$374	$—	$—	$997	$20	$(14)	$6	$1,003
Other loans	5	—	—	—	5	—	—	—	5
Cash and investments	5	1	—	1	7	—	—	—	7
Total interest income	633	375	—	1	1,009	20	(14)	6	1,015
Total interest expense	459	187	—	29	675	3	(3)	—	675
Net interest income (loss)	174	188	—	(28)	334	17	(11)	6	340
Less: provisions for loan losses	12	95	—	—	107	—	—	—	107
Net interest income (loss) after provisions for loan losses	162	93	—	(28)	227	17	(11)	6	233
Other income (loss):
Servicing revenue	72	4	—	—	76	—	—	—	76
Asset recovery and business processing revenue	56	—	44	—	100	—	—	—	100
Other income (loss)	—	—	—	5	5	(17)	(12)	(29)	(24)
Total other income (loss)	128	4	44	5	181	(17)	(12)	(29)	152
Expenses:
Direct operating expenses	86	35	39	—	160	—	—	—	160
Overhead expenses	—	—	—	78	78	—	—	—	78
Operating expenses	86	35	39	78	238	—	—	—	238
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	6	6	6
Total expenses	86	35	39	78	238	—	6	6	244
Income (loss) before income tax expense (benefit)	204	62	5	(101)	170	—	(29)	(29)	141
Income tax expense (benefit)(2)	75	24	2	(38)	63	—	(10)	(10)	53
Net income (loss)	$129	$38	$3	$(63)	$107	$—	$(19)	$(19)	$88

(1)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$6	$—	$6
Total other income (loss)	(29)	—	(29)
Goodwill and acquired intangible asset impairment and amortization	—	6	6
Total “Core Earnings” adjustments to GAAP	$(23)	$(6)	(29)
Income tax expense (benefit)			(10)
Net income (loss)			$(19)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2018 and for the three months ended

March 31, 2018 and 2017 is unaudited) (Continued)

12.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	$31	$(23)
Net impact of goodwill and acquired intangible assets(2)	(9)	(6)
Net tax effect(3)	(3)	10
Total “Core Earnings” adjustments to GAAP	$19	$(19)

(1)

Derivative accounting: “Core Earnings” exclude periodic unrealized gains and losses that are caused by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP as well as the periodic unrealized gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP. These unrealized gains and losses occur in our Federal Education Loans, Consumer Lending and Other reportable segments. Under GAAP, for our derivatives that are held to maturity, the cumulative net unrealized gain or loss over the life of the contract will equal $0 except for Floor Income Contracts where the cumulative unrealized gain will equal the amount for which we sold the contract. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.

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
•

the other factors that are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) and in our other reports filed with the Securities and Exchange Commission (“SEC”).

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

Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in the “Glossary” section of our 2017 Form 10-K.

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Navient’s Business

Navient is a leading provider of asset management and business processing solutions for education, healthcare, and government clients at the federal, state, and local levels. We help our clients and millions of Americans achieve financial success through services and support. Headquartered in Wilmington, Delaware, Navient also employs team members in western New York, northeastern Pennsylvania, Indiana, Tennessee, Texas, Virginia, Wisconsin, California and other locations.

Navient is the largest private sector holder of education loans insured or federally guaranteed under the Federal Family Education Loan Program (“FFELP”). Navient holds the largest portfolio of Private Education Loans and originates Private Education Refinance Loans. Navient services and performs asset recovery activities on its own portfolio of education loans, as well as education loans owned by the United States Department of Education (“ED”) and other institutions. Navient services education loans for approximately 12 million ED, FFELP and Private Education Loan customers and is one of the largest servicers to ED under its Direct Student Loan Program (“DSLP”). Our data-driven insight, service and innovation support customers on the path to successful education loan repayment.

The Company leverages its scale and expertise to provide business processing solutions such as receivables management services, account processing solutions and revenue cycle management solutions, to a variety of clients, including federal agencies, state and local governments, regional authorities, courts, hospitals, healthcare systems and other healthcare providers.

For all our clients, we aim to improve their financial performance, optimize their operations, and maintain compassionate, compliant service for their customers and constituents.

As of March 31, 2018, Navient’s principal assets consisted of:

•

$79.4 billion in FFELP Loans, with a Federal Education Loans segment net interest margin of 0.83 percent for the three months ended March 31, 2018 on a “Core Earnings” basis and a FFELP Loan weighted average life of 7 years;

•

$22.9 billion in Private Education Loans, with a Consumer Lending segment net interest margin of 3.23 percent for the three months ended March 31, 2018 on a “Core Earnings” basis and a Private Education Loan weighted average life of 6 years;

•

a leading education loan servicing business that services loans for approximately 12 million DSLP Loan, FFELP Loan and Private Education Loan customers (including cosigners), including 6.0 million customer accounts serviced under Navient’s contract with ED;

•	a leading loan origination business that assists borrowers in refinancing their education loan debt; and
•	a leading business processing offering through which we provide services for over 600 clients in the government and healthcare sectors.

Strengths and Opportunities

Navient has a number of competitive advantages that distinguish it from its competitors, including:

Large, high quality asset base generating significant and predictable cash flows. At March 31, 2018, Navient’s $102.3 billion education loan portfolio is 80 percent funded to term and is expected to produce predictable cash flows over the remaining life of the portfolio. Navient’s $79.4 billion portfolio of FFELP Loans generally bears a maximum 3 percent loss exposure under the terms of the federal guaranty. Navient’s $22.9 billion portfolio of Private Education Loans bears the full credit risk of the borrower and any cosigner. Navient expects that cash flows from its FFELP Loan and Private Education Loan portfolios will significantly exceed future debt service obligations. Our interest earning assets are funded by both secured and unsecured debt.

Efficient and large-scale operating platforms. Navient services more than $300 billion in education loans for approximately 12 million customers. Navient’s inventory of contingent asset recovery receivables is $27.5 billion as of March 31, 2018. We provide services to more than 1,000 education, healthcare and public sector clients. Navient has demonstrated scalable infrastructure with capacity to add volume at a low cost. Our market share and tested infrastructure have enabled expansion to additional clients and asset types.

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

Strong capital return. As a result of our significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases. Effective October 4, 2017, Navient temporarily suspended its remaining share repurchase program ($160 million authorization remains) to allocate capital towards building book value. The Company’s dividend policy is unchanged. On January 24, 2018, we announced that we expect to restart our share repurchases in the second half of 2018. Depending upon market conditions, our share price, available counterparties and other factors, we may utilize derivative transactions entered into in the second quarter for settlement in the second half of 2018 to restart these repurchases.

Navient has paid a quarterly dividend of $0.16 per share of common stock since the first quarter of 2015. For the three months ended March 31, 2018, Navient paid $42 million in dividends.

Meaningful growth opportunities. In the Asset Management business, Navient offers Private Education Refinance Loans to financially responsible professionals as a meaningful growth opportunity. In November 2017,

Navient acquired Earnest to accelerate its growth opportunity originating Private Education Refinance Loans. Earnest originated $900 million in Private Education Refinance Loans in 2017 and $500 million in first-quarter 2018 and positions Navient to be a leading player in the growing education loan refinance space. Navient originated or acquired $771 million of Private Education Refinance Loans in 2017. Navient will continue to pursue opportunistic acquisitions of FFELP and Private Education Loan portfolios. In the first-quarter 2018, Navient acquired (originated and purchased) $824 million of education loans including $283 million of FFELP loans and $541 million of Private Education Loans.

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

Navient’s Approach to Helping Education Loan Borrowers Achieve Success

Navient services loans for approximately 12 million DSLP Loan, FFELP Loan and Private Education Loan customers, including 6.0 million customers whose accounts are serviced under Navient’s contract with ED. We help our customers navigate the path to financial success through proactive outreach and innovative, data-driven approaches.

Leveraging four decades of expertise: We define customer success as making steady progress toward repayment and avoiding falling behind on or putting off payments. With customer success and default prevention as our top priorities, we apply data-driven outreach that draws from our more than 40 years of experience. Our strategists employ risk modeling to pinpoint struggling borrowers and deploy resources where needed. By tailoring our approach to each borrower’s unique situation — e.g., recent graduates, students re-entering school, those experiencing hardships or those with student debt but no degree — we help ensure industry-leading outcomes, as evidenced by a default rate that is 37 percent lower than all other servicers. Nine times out of 10, when we can reach federal loan customers who have missed payments, we are able to implement a solution to help them avoid default.

Getting borrowers into the right payment plans: We help customers understand the complex array of federal loan repayment options so they can make informed choices about the plans that are aligned with their financial circumstances and goals. We promote awareness of federal repayment plan options, including Income-Driven Repayment (“IDR”), through more than 161 million communications annually, including mail, email, phone calls, videos and text messages. As a result, we continue to lead in enrolling customers in affordable income-driven repayment plans: nearly one in three federal student borrowers and more than half of student loan balances serviced by Navient for the government were enrolled in an IDR plan (excluding loan types ineligible for the plans). We also help borrowers understand that options lengthening their repayment term may increase the total cost of their loans, while reminding them that they may pay extra or switch repayment plans at any time.

Leading the industry: Navient is a leader in recommending policy reforms that would enhance the student loan program. For example, we have recommended improving financial literacy before borrowing for school and simplifying federal loan repayment options — reforms that we believe would make a meaningful difference for millions of Americans with student loans and encourage college completion.

In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of March 31, 2018, $2.5 billion of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

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

Selected Historical Financial Information and Ratios

	Three Months Ended March 31,
(In millions, except per share data)	2018	2017
GAAP Basis
Net income attributable to Navient Corporation	$126	$88
Diluted earnings per common share attributable to Navient Corporation	$.47	$.30
Weighted average shares used to compute diluted earnings per common share	269	296
Net interest margin, Federal Education Loan segment	.79%	.81%
Net interest margin, Consumer Lending segment	3.31%	3.15%
Return on assets	.47%	.31%
Ending FFELP Loans, net	$79,403	$85,284
Ending Private Education Loans, net	22,923	22,552
Ending total education loans, net	$102,326	$107,836
Average FFELP Loans	$80,801	$86,752
Average Private Education Loans	23,754	23,500
Average total education loans	$104,555	$110,252
“Core Earnings” Basis(1)
Net income attributable to Navient Corporation	$107	$107
Diluted earnings per common share attributable to Navient Corporation	$.40	$.36
Weighted average shares used to compute diluted earnings per common share	269	296
Net interest margin, Federal Education Loan segment	.83%	.78%
Net interest margin, Consumer Lending segment	3.23%	3.16%
Return on assets	.40%	.38%
Ending FFELP Loans, net	$79,403	$85,284
Ending Private Education Loans, net	22,923	22,552
Ending total education loans, net	$102,326	$107,836
Average FFELP Loans	$80,801	$86,752
Average Private Education Loans	23,754	23,500
Average total education loans	$104,555	$110,252

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the three months ended March 31, 2018.

New Reporting Segments

In the fourth quarter of 2017, Navient entered the Private Education Refinance Loan origination market. This new activity changed the way the Company manages the business, reviews operating performance and allocates resources.  This resulted in the following four new reportable operating segments, effective first-quarter 2018: (1) Federal Education Loans (2) Consumer Lending (3) Business Processing and (4) Other.  These new reportable operating segments now primarily distinguish between our legacy federal education loan businesses and our growth businesses. In connection with this change in reportable operating segments, there was also a change in how unallocated overhead is defined.

The following table shows the realignment of our business lines (operating segments) from the prior reportable operating segments to the new reportable operating segments:

Business Lines	New Reportable Operating Segment	Prior Reportable Operating Segment
FFELP Loans	Federal Education Loans	FFELP Loans
Federal Education Loans Servicing	Federal Education Loans	Business Services
Federal Education Loans Asset Recovery	Federal Education Loans	Business Services

Private Education Refinance Loans	Consumer Lending	Private Education Loans
Private Education Loans – Other	Consumer Lending	Private Education Loans
Other Consumer Loans	Consumer Lending	Other

Non-Education Government Services	Business Processing	Business Services
Non-Education Healthcare Services	Business Processing	Business Services

Unallocated Overhead Expenses	Other	Other
Corporate Liquidity Portfolio	Other	Other

These segments meet the quantitative thresholds for reportable operating segments.  Accordingly, the results of operations of these reportable operating segments are presented separately.  The underlying operating segments (“Business Lines”) are used by the Company’s chief operating decision maker to manage the business, review operating performance and allocate resources, and qualify to be aggregated as part of the primary reportable operating segments.  As discussed further below, we measure the profitability of our operating segments based on “Core Earnings” net income.  Accordingly, information regarding our reportable operating segments is provided on a “Core Earnings” basis.  As a result of this change in segment reporting in the first quarter of 2018, prior periods have been recast for comparison purposes.

     Federal Education Loans Segment

In its Federal Education Loans segment, Navient holds and acquires FFELP loans and performs servicing and asset recovery services on its own loan portfolio, federal education loans owned by the U.S. Department of Education and other institutions. In this segment, we generate revenue primarily through net interest income on the FFELP Loan portfolio (after provision for loan losses) as well as servicing and asset recovery revenue.  This segment is expected to generate significant amounts of earnings and cash flow over the remaining life of the portfolio.

Navient is currently the largest private sector holder of FFELP Loans as well as the largest servicer and collector of loans made under the FFELP program. In 2010, Congress passed legislation ending the origination of education loans under FFELP. As a result, the revenue we earn in this segment is expected to decline over time. The Higher Education Act of 1965 (“HEA”) continues to regulate every aspect of FFELP Loans, including ongoing communications with borrowers and default aversion requirements. Failure to service FFELP Loans properly could jeopardize the insurance, guarantees and federal support on these loans. The insurance and guarantees on Navient’s existing FFELP Loans were not affected by the termination of FFELP originations.

FFELP Loans

Navient’s portfolio of FFELP Loans as of March 31, 2018 was $79.4 billion. We expect this portfolio to have an amortization period in excess of 20 years with a 7-year remaining weighted average life. During the first-quarter

2018, Navient acquired $283 million of FFELP Loans compared to $707 million in first-quarter 2017. FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guaranty agreements generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest for loans disbursed. As of March 31, 2018, approximately 86 percent of the FFELP Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

Federal Education Servicing and Asset Recovery

As part of Navient’s servicing business, we have provided loan servicing for federal loans owned by ED since 2009. Under the contract, we seek to improve on the performance metrics that determine the allocation of new accounts under the servicing contract with ED. Under this servicing contract as of March 31, 2018, we service approximately 6.0 million accounts, or $207.4 billion in loans. We earned $38 million of revenue under the contract for the first quarter of 2018. This contract currently expires in 2019. We continually strive to help our customers successfully navigate the repayment of their loans.

In April 2016, ED began the solicitation process for its new servicing platform and service providers. In the latest step, ED issued on February 20, 2018, Phase 1 of a new RFP entitled the Solicitation for the Next Generation Financial Services Environment which is intended to centralize student loan servicing on a single platform. The Company and its partners submitted a comprehensive bid on April 18, 2018.

In December 2016, Great Lakes Higher Education Assistance Corp. (“Great Lakes”) assumed control of United Student Aid Funds, Inc. (“USAF”). As part of this transfer, Great Lakes did not renew our contracts with USAF and Northwest Education Loan Association (“NELA”), effective as of December 31, 2017. In the third quarter of 2017, we entered into a new contract with Great Lakes in which we agreed to provide asset recovery and portfolio management services on the combined Great Lakes, USAF and NELA portfolios. Education related fee revenues related to these services totaled $25 million in first-quarter 2018 compared to $50 million in first-quarter 2017.

Since 1997, Navient has provided asset recovery services on defaulted education loans to ED. In February 2015, ED did not grant an additional term extension (“ATE”) and this contract expired by its terms on February 21, 2015. As a result, our Pioneer Credit Recovery (“Pioneer”) subsidiary stopped receiving new account placements under the contract. Shortly after that decision by ED, Pioneer filed a bid protest against ED, which bid protest was eventually consolidated with several other related protests. In an effort to resolve that litigation, in May 2017, ED awarded Pioneer a new ATE on substantially similar terms to the additional term extensions awarded to other contractors in 2015. In December 2017, Pioneer began receiving new accounts under that new contract.

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

     Consumer Lending Segment

 In its Consumer Lending segment, Navient holds, originates and acquires consumer loans and performs servicing activities on its own loan portfolio. Originations and acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow over the remaining life of the portfolio.

We began to originate Private Education Refinance Loans in 2017 with the acquisition of Earnest. Our loan products are focused on helping consumers refinance their education loans at the lower rates they have earned. We believe our product offerings, digital marketing strategies and origination platform provide a unique competitive advantage. Earnest, which was acquired in November 2017, originated $900 million of Private Education Refinance Loans in 2017 and $500 million in first-quarter 2018. At March 31, 2018, Navient held $1.2 billion of Private Education Refinance Loans.

Navient is currently the largest holder of Private Education Loans. Navient’s portfolio of Private Education Loans as of March 31, 2018 was $22.9 billion. We expect this portfolio to have an amortization period in excess of 20 years with a 6-year remaining weighted average life. Unlike FFELP Loans, the holder of a Private Education Loan bears the full credit risk of the borrower and any cosigner. Navient believes the credit risk of the Private Education Loans it owns is well managed through the rigorous underwriting practices and risk-based pricing applied when the loans were originated, the continued high levels of qualified cosigners, our internal servicing and risk mitigation practices, and our careful use of forbearance and loan modification programs. Navient believes that these elements and practices reduce the risk of payment interruptions and defaults on its Private Education Loan portfolio. As of March 31, 2018, approximately 57 percent of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

     Business Processing Segment

In its Business Processing segment, Navient performs business processing services for over 600 non-education related government and healthcare clients. Government services include receivables management services and account processing solutions. With over $11 billion of inventory, our integrated solutions technology and superior data driven approach allows state governments, agencies, court systems, municipalities and toll authorities to reduce their operating expenses while maximizing revenue opportunities. Healthcare services include revenue cycle outsourcing, accounts receivable management, extended business office support and consulting engagements. We offer customizable solutions for our clients that include non-profit/religious-affiliated hospital systems, teaching hospitals, urban medical centers, for-profit healthcare systems, critical access hospitals, children’s hospitals and large physician groups.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Revenue from government services	$53	$28
Revenue from healthcare services	20	16
Total fee revenue	$73	$44
Contingent collection receivables inventory (in billions)	$11.3	$9.9

     Other

Our Other segment primarily consists of the following activities: our corporate liquidity portfolio and the repurchase of debt, unallocated overhead (corporate overhead and certain information technology costs), restructuring/other reorganization expenses, regulatory-related costs, and the deferred tax asset remeasurement loss recognized due to the enactment of the “Tax Cuts and Jobs Act” (“TCJA”) in the fourth quarter of 2017.

Unallocated corporate overhead is comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations.

Key Financial Measures

Our operating results are primarily driven by net interest income, provisions for loan losses and expenses incurred in our education loan portfolios; the revenues and expenses generated by our servicing, asset recovery and business processing businesses; gains and losses on loan sales and debt repurchases; and income tax expense. We manage and assess the performance of each business segment separately as each is focused on different customers and each derives its revenue from different activities and services. A brief summary of our key financial measures (net interest income; provisions for loan losses; charge-offs and delinquencies; servicing, asset recovery and business processing revenues; other income (loss); operating expenses; and income tax expense) can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.

First-Quarter 2018 Summary of Results

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

For the first-quarter 2018, GAAP net income was $126 million ($0.47 diluted earnings per share), compared with $88 million ($0.30 diluted earnings per share) for the year-ago quarter. The changes in GAAP net income are impacted by the same “Core Earnings” items discussed below, as well as changes in net income attributable to (1) unrealized, mark-to-market gains/losses on derivatives and (2) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP but are not included in “Core Earnings” results. First-quarter 2018 GAAP results included gains of $31 million from derivative accounting treatment that are excluded from “Core Earnings” results, compared with losses of $23 million from this derivative accounting treatment in the year-ago period. See “‘Core Earnings’ — Definition and Limitations—Differences between ‘Core Earnings’ and GAAP” for a complete reconciliation between GAAP net income and “Core Earnings.”

“Core Earnings” for the quarter were $107 million ($0.40 diluted “Core Earnings” per share), compared with $107 million ($0.36 diluted “Core Earnings” per share) for the year-ago quarter. The increase in diluted core earnings per share was primarily the result of a $20 million reduction in provisions for loan losses, a $20 million reduction in income tax expense as a result of a lower tax rate in connection with the passage of the TCJA, and fewer common shares outstanding.  First-quarter 2018 and 2017 diluted “Core Earnings” per share were $0.43 and $0.37, respectively, excluding restructuring and regulatory-related expenses of $11 million and $4 million, respectively. During the first three months of 2018, we:

•	acquired (originated and purchased) $824 million of education loans, which included $500 million of originated Private Education Refinance Loans;
•	issued $2.0 billion of FFELP asset-backed securities (“ABS”) and $507 million of Private Education Loan ABS;
•	closed on Private Education Loan ABS repurchase facilities totaling $1.4 billion;
•	retired or repurchased $167 million of our senior unsecured debt;
•	announced a make-whole call, effective April 27, 2018, for $1.2 billion par amount of unsecured debt due June 2018; and
•	paid $42 million in common dividends.

Results of Operations

We present the results of operations below first on a consolidated basis in accordance with GAAP. Following our discussion of consolidated earnings results on a GAAP basis, we present our results on a segment basis. We have four reportable segments: Federal Education Loans, Consumer Lending, Business Processing and Other. Since these segments operate in distinct business environments and we manage and evaluate the financial performance of these segments using non-GAAP financial measures, these segments are presented on a “Core Earnings” basis (see “‘Core Earnings’ — Definition and Limitations”).

GAAP Statements of Income (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2018	2017	$	%
Interest income:
FFELP Loans	$723	$629	$94	15%
Private Education Loans	431	374	57	15
Other loans	1	5	(4)	(80)
Cash and investments	17	7	10	143
Total interest income	1,172	1,015	157	15
Total interest expense	843	675	168	25
Net interest income	329	340	(11)	(3)
Less: provisions for loan losses	87	107	(20)	(19)
Net interest income after provisions for loan losses	242	233	9	4
Other income (loss):
Servicing revenue	69	76	(7)	(9)
Asset recovery and business processing revenue	109	100	9	9
Other income (loss)	(15)	(8)	(7)	88
Gains (losses) on derivative and hedging activities, net	48	(16)	64	400
Total other income	211	152	59	39
Expenses:
Operating expenses	275	238	37	16
Goodwill and acquired intangible asset impairment and amortization expense	9	6	3	50
Restructuring/other reorganization expenses	7	—	7	100
Total expenses	291	244	47	19
Income before income tax expense	162	141	21	15
Income tax expense	36	53	(17)	(32)
Net income attributable to Navient Corporation	$126	$88	$38	43%
Basic earnings per common share attributable to Navient Corporation	$.48	$.31	$.17	55%
Diluted earnings per common share attributable to Navient Corporation	$.47	$.30	$.17	57%
Dividends per common share attributable to Navient Corporation	$.16	$.16	$—	—%

Consolidated Earnings Summary — GAAP basis

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

For the three months ended March 31, 2018, net income was $126 million, or $0.47 diluted earnings per common share, compared with net income of $88 million, or $0.30 diluted earnings per common share, for the three months ended March 31, 2017. The increase in net income was primarily due to a $20 million decrease in the provision for loan losses, a $64 million increase in net gains on derivative and hedging activities and a $17 million decrease in income tax expense.  This was partially offset by an $11 million decrease in net interest income and a $37 million increase in operating expenses.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•	Net interest income decreased by $11 million, primarily as a result of the amortization of the education loan portfolio.
•

Provisions for loan losses decreased $20 million from the year-ago quarter, primarily related to the provision for Private Education Loan losses. The provision for Private Education Loan losses was $77 million in the first quarter of 2018, down $18 million from the first quarter of 2017. Excluding the Purchased Non-Credit Impaired Private Education Loans acquired at a discount, Private Education provision for loan losses decreased $24 million, outstanding loans decreased $1.8 billion, charge-offs decreased $65 million and loan delinquencies of 90 days or more decreased $234 million compared with the year-ago quarter. These items were the primary drivers of the decrease in the provisions for loan losses. See “Financial Condition — Private Education Loan Portfolio Performance — Allowance for Private Education Loan Losses— GAAP and ‘Core Earnings’ Basis,” for a discussion of our allowance for loan losses accounting policy related to the Purchased Non-Credit Impaired Private Education Loans purchased at a discount.

•

Net gains on derivative and hedging activities increased $64 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

First-quarter 2018 and 2017 operating expenses included regulatory-related costs of $4 million in each period. Excluding these regulatory-related costs, operating expenses were $271 million in first-quarter 2018, a $37 million increase from first-quarter 2017. This increase was primarily due to $29 million of operating costs related to both Duncan Solutions (acquired in July 2017) and to Earnest (acquired in November 2017). First-quarter 2018 operating expenses also included a $9 million one-time fee paid to convert $3 billion of Private Education Loans from a third-party servicer to Navient’s servicing platform and $14 million in connection with a new revenue recognition accounting standard adopted (see below for further discussion).  These items were partially offset by a general reduction in operating expenses across the business in connection with cost savings initiatives.

During the first quarter of 2018, the Company incurred $7 million of restructuring/other reorganization expenses in connection with an effort that will reduce costs and improve operating efficiency. These charges were due primarily to severance-related costs.

•

The effective income tax rates for the first quarters of 2018 and 2017 were 22 percent and 37 percent, respectively. The decrease in the effective income tax rate was primarily the result of the TCJA which lowered the corporate federal statutory tax rate from 35 percent to 21 percent effective January 1, 2018. Income tax expense decreased $17 million of which $23 million was a result of the lower tax rate in connection with the passage of the TCJA.

We repurchased 7 million shares of our common stock during the first-quarter 2017. There were no repurchases in the current quarter. As a result of repurchases made prior to the first-quarter 2018, our average outstanding diluted shares decreased by 27 million common shares (or 9 percent) from the year-ago period.

As of January 1, 2018, we adopted Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. The contract transaction price is allocated to each distinct contractual performance obligation and recognized as revenue at a point in time or over time when or as the good or service is provided to the customer and the performance obligation is satisfied. Generally, our performance obligations are satisfied over time. In conjunction with our implementation plan, we identified revenue streams related to asset recovery and other business processing within our Federal Education Loans and Business Processing segments that are within the scope of the new standard and reviewed related contracts. We determined there was no material change in the timing of our recognition of our asset recovery and business processing revenue or expenses and we did not record a cumulative adjustment as of January 1, 2018 as a result of the adoption of ASC 606. In connection with ASC 606, we recognized $8 million of revenue and $5 million of expenses in first-quarter 2018 related to a contract in our Business Processing segment that would not have been recognized under the prior accounting standard until later in 2018.

The new guidance does not apply to financial instruments and transfers and servicing that are accounted for under other U.S. GAAP. Accordingly, the new revenue recognition guidance does not have an impact on our recognition of revenue and costs associated with our loan portfolios, investments, derivatives and servicing contracts.  However, we considered the ASC 606 principal versus agent guidance with respect to certain asset recovery guarantor servicing contracts pursuant to which we serve in a portfolio management role and use third-party collection agencies.  We determined that we are required under the new accounting standard to reflect payments to third-party collection agencies as revenue and operating expense.  Under the prior accounting standards, we netted payments to third-party collection agencies against revenue.  We adopted the new accounting standard using the “cumulative effect transition adjustment” which results in prospectively making this change in 2018.  This change in accounting policy resulted in both asset recovery revenue and operating expense in the Federal Education Loan segment being $9 million higher in the first-quarter 2018 with no impact on net income.

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

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage our business segments because “Core Earnings” reflect adjustments to GAAP financial results for two items, discussed below, that create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the two items we remove that result in our “Core Earnings” presentations are:

1.

Unrealized mark-to-market gains/losses resulting from our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness; and

2.	The accounting for goodwill and acquired intangible assets.

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

The following tables show “Core Earnings” for each reportable segment and our business as a whole along with the adjustments made to the income/expense items to reconcile the amounts to our reported GAAP results as required by GAAP and reported in “Note 12 — Segment Reporting.”

	Three Months Ended March 31, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total “Core Earnings”	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$732	$431	$—	$—	$1,163	$8	$(17)	$(9)	$1,154
Other loans	1	—	—	—	1	—	—	—	1
Cash and investments	9	2	—	6	17	—	—	—	17
Total interest income	742	433	—	6	1,181	8	(17)	(9)	1,172
Total interest expense	571	238	—	42	851	(7)	(1)	(8)	843
Net interest income (loss)	171	195	—	(36)	330	15	(16)	(1)	329
Less: provisions for loan losses	10	77	—	—	87	—	—	—	87
Net interest income (loss) after provisions for loan losses	161	118	—	(36)	243	15	(16)	(1)	242
Other income (loss):
Servicing revenue	66	3	—	—	69	—	—	—	69
Asset recovery and business processing revenue	36	—	73	—	109	—	—	—	109
Other income (loss)	—	—	—	1	1	(15)	47	32	33
Total other income (loss)	102	3	73	1	179	(15)	47	32	211
Expenses:
Direct operating expenses	80	56	59	—	195	—	—	—	195
Overhead expenses	—	—	—	80	80	—	—	—	80
Operating expenses	80	56	59	80	275	—	—	—	275
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	9	9	9
Restructuring/other reorganization expenses	—	—	—	7	7	—	—	—	7
Total expenses	80	56	59	87	282	—	9	9	291
Income (loss) before income tax expense (benefit)	183	65	14	(122)	140	—	22	22	162
Income tax expense (benefit)(2)	42	15	4	(28)	33	—	3	3	36
Net income (loss)	$141	$50	$10	$(94)	$107	$—	$19	$19	$126

(1)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(1)	$—	$(1)
Total other income (loss)	32	—	32
Goodwill and acquired intangible asset impairment and amortization	—	9	9
Total “Core Earnings” adjustments to GAAP	$31	$(9)	22
Income tax expense (benefit)			3
Net income (loss)			$19
(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended March 31, 2017
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total “Core Earnings”	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$623	$374	$—	$—	$997	$20	$(14)	$6	$1,003
Other loans	5	—	—	—	5	—	—	—	5
Cash and investments	5	1	—	1	7	—	—	—	7
Total interest income	633	375	—	1	1,009	20	(14)	6	1,015
Total interest expense	459	187	—	29	675	3	(3)	—	675
Net interest income (loss)	174	188	—	(28)	334	17	(11)	6	340
Less: provisions for loan losses	12	95	—	—	107	—	—	—	107
Net interest income (loss) after provisions for loan losses	162	93	—	(28)	227	17	(11)	6	233
Other income (loss):
Servicing revenue	72	4	—	—	76	—	—	—	76
Asset recovery and business processing revenue	56	—	44	—	100	—	—	—	100
Other income (loss)	—	—	—	5	5	(17)	(12)	(29)	(24)
Total other income (loss)	128	4	44	5	181	(17)	(12)	(29)	152
Expenses:
Direct operating expenses	86	35	39	—	160	—	—	—	160
Overhead expenses	—	—	—	78	78	—	—	—	78
Operating expenses	86	35	39	78	238	—	—	—	238
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	6	6	6
Total expenses	86	35	39	78	238	—	6	6	244
Income (loss) before income tax expense (benefit)	204	62	5	(101)	170	—	(29)	(29)	141
Income tax expense (benefit)(2)	75	24	2	(38)	63	—	(10)	(10)	53
Net income (loss)	$129	$38	$3	$(63)	$107	$—	$(19)	$(19)	$88

(1)	“Core Earnings” adjustments to GAAP:
	Three Months Ended March 31, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$6	$—	$6
Total other income (loss)	(29)	—	(29)
Goodwill and acquired intangible asset impairment and amortization	—	6	6
Total “Core Earnings” adjustments to GAAP	$(23)	$(6)	(29)
Income tax expense (benefit)			(10)
Net income (loss)			$(19)
(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

 Differences between “Core Earnings” and GAAP

The following discussion summarizes the differences between “Core Earnings” and GAAP net income and details each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
“Core Earnings” net income attributable to Navient Corporation	$107	$107
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting	31	(23)
Net impact of goodwill and acquired intangible assets	(9)	(6)
Net tax effect	(3)	10
Total “Core Earnings” adjustments to GAAP	19	(19)
GAAP net income attributable to Navient Corporation	$126	$88

1) Derivative Accounting: “Core Earnings” exclude periodic unrealized gains and losses that are caused by the fair value adjustments on derivatives that do not qualify for hedge accounting treatment under GAAP, as well as the periodic unrealized gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP. These unrealized gains and losses occur in our Federal Education Loans, Consumer Lending and Other reportable segments. Under GAAP, for our derivatives that are held to maturity, the cumulative net unrealized gain or loss over the life of the contract will equal $0 except for Floor Income Contracts, where the cumulative unrealized gain will equal the amount for which we sold the contract. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.

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

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$48	$(16)
Plus: Realized losses on derivative and hedging activities, net(1)	15	17
Unrealized gains on derivative and hedging activities, net(2)	63	1
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(17)	(14)
Other derivative accounting adjustments(3)	(15)	(10)
Total net impact of derivative accounting	$31	$(23)

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.
(2)	“Unrealized gains on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Floor Income Contracts	$31	$53
Basis swaps	45	(1)
Foreign currency hedges	(36)	(32)
Other	23	(19)
Total unrealized gains on derivative and hedging activities, net	$63	$1

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

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(8)	$(20)
Net settlement income on interest rate swaps reclassified to net interest income	(7)	3
Total reclassifications of realized losses on derivative and hedging activities	$(15)	$(17)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of March 31, 2018, derivative accounting has increased GAAP equity by approximately $115 million as a result of cumulative net unrealized gains (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Beginning impact of derivative accounting on GAAP equity	$5	$(90)
Net impact of net unrealized gains (losses) under derivative accounting(1)	110	—
Ending impact of derivative accounting on GAAP equity	$115	$(90)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Total pre-tax net impact of derivative accounting recognized in net income(2)	$31	$(23)
Tax impact of derivative accounting adjustments	(20)	8
Change in unrealized gain (losses) on derivatives, net of tax recognized in other comprehensive income	99	15
Net impact of net unrealized gains (losses) under derivative accounting	$110	$—

(2)	See “‘Core Earnings’ derivative adjustments” table above.

Hedging FFELP Loan Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods. As of March 31, 2018, the remaining amortization term of the net floor premiums was approximately 5 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on the effective portion of these hedges are recorded in accumulated other comprehensive income and gains and losses on the ineffective portion are recorded immediately to earnings. Hedged Floor Income from these cash flow hedges that has not been recognized into “Core Earnings” and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in “Core Earnings” and GAAP in future periods and is presented net of tax. As of March 31, 2018, the remaining hedged period is approximately 5 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

(Dollars in millions)	March 31, 2018(1)	March 31, 2017
Unamortized net Floor premiums (net of tax)	$(160)	$(158)
Unrecognized hedged Floor Income related to pay-fixed interest rate swaps (net of tax)	(678)	(537)
Total(2)(3)	$(838)	$(695)

(1)	First-quarter 2018 reflects a 23 percent effective tax rate as a result of the TCJA enacted on December 22, 2017. The year-ago period reflects a 37 percent effective tax rate.
(2)	$(1.1) billion and $(1.1) billion on a pre-tax basis as of March 31, 2018 and March 31, 2017, respectively.
(3)	Of the $838 million as of March 31, 2018, approximately $176 million, $218 million and $189 million will be recognized as part of “Core Earnings” net income in 2018, 2019 and 2020, respectively.

3) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
“Core Earnings” goodwill and acquired intangible asset adjustments	$(9)	$(6)

Reportable Segment Earnings Summary — “Core Earnings” Basis

Federal Education Loans Segment

The following table includes “Core Earnings” results for our Federal Education Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2018	2017	2018 vs. 2017
“Core Earnings” interest income:
FFELP Loans	$732	$623	17%
Other loans	1	5	(80)
Cash and investments	9	5	80
Total “Core Earnings” interest income	742	633	17
Total “Core Earnings” interest expense	571	459	24
Net “Core Earnings” interest income	171	174	(2)
Less: provision for loan losses	10	12	(17)
Net “Core Earnings” interest income after provision for loan losses	161	162	(1)
Servicing revenue	66	72	(8)
Asset recovery and business processing revenue	36	56	(36)
Total other income	102	128	(20)
Direct operating expenses	80	86	(7)
Income before income tax expense	183	204	(10)
Income tax expense	42	75	(44)
“Core Earnings”	$141	$129	9%

“Core Earnings” for the segment were $141 million in first-quarter 2018, compared with the year-ago quarter’s $129 million. This increase was primarily the result of a $6 million decrease in operating expenses and a $26 million decrease in income tax expense as a result of the TCJA.  These items were partially offset by a $3 million decrease in net interest income and a $26 million decrease in fee income. The decrease in fee income was primarily the result of the new terms contained in a previously disclosed modified asset recovery and portfolio management contract.

“Core Earnings” key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Segment net interest margin	.83%	.78%
FFELP Loans:
FFELP Loan spread	.89%	.86%
Provision for loan losses	$10	$10
Charge-offs	$11	$13
Charge-off rate	.07%	.07%
Total delinquency rate	13.1%	11.4%
Greater than 90-day delinquency rate	7.7%	6.2%
Forbearance rate	12.8%	13.5%

(Dollars in billions)
Number of accounts serviced for ED (in millions)	6.0	6.1
Total federal loans serviced	$295	$295
Contingent collections receivables inventory	$16.2	$8.8

Segment Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP basis FFELP Loan net interest margin.

	Three Months Ended March 31,
	2018	2017
“Core Earnings” basis FFELP Loan yield	4.12%	3.33%
Hedged Floor Income	.40	.30
Unhedged Floor Income	.02	.17
Consolidation Loan Rebate Fees	(.69)	(.67)
Repayment Borrower Benefits	(.11)	(.11)
Premium amortization	(.07)	(.11)
“Core Earnings” basis FFELP Loan net yield	3.67	2.91
“Core Earnings” basis FFELP Loan cost of funds	(2.78)	(2.05)
“Core Earnings” basis FFELP Loan spread	.89	.86
“Core Earnings” basis other interest-earning asset spread impact	(.06)	(.08)
“Core Earnings” basis segment net interest margin(1)	.83%	.78%

“Core Earnings” basis segment net interest margin(1)	.83%	.78%
Adjustment for GAAP accounting treatment(2)	(.04)	.03
GAAP basis segment net interest margin(1)	.79%	.81%

(1)	The average balances of our FFELP Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
FFELP Loans	$80,801	$86,752
Other interest-earning assets	2,657	3,498
Total FFELP Loan “Core Earnings” basis interest-earning assets	$83,458	$90,250

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

The Company acquired $283 million of FFELP Loans in first-quarter 2018. As of March 31, 2018, our FFELP Loan portfolio totaled $79.4 billion, comprised of $27.5 billion of FFELP Stafford Loans and $51.9 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of March 31, 2018 was 5 years and 8 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 6 percent and 4 percent, respectively.

Floor Income

The following table analyzes on a “Core Earnings” basis the ability of the FFELP Loans in our portfolio to earn Floor Income after March 31, 2018 and 2017, based on interest rates as of those dates.

	March 31, 2018			March 31, 2017
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Education loans eligible to earn Floor Income	$69.7	$9.0	$78.7	$74.3	$10.0	$84.3
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(35.4)	(.6)	(36.0)	(38.3)	(.7)	(39.0)
Less: economically hedged Floor Income	(24.0)	—	(24.0)	(20.6)	—	(20.6)
Education loans eligible to earn Floor Income	$10.3	$8.4	$18.7	$15.4	$9.3	$24.7
Education loans earning Floor Income	$1.9	$—	$1.9	$4.7	$—	$4.7

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period April 1, 2018 to December 31, 2023.

(Dollars in billions)	April 1, 2018 to December 31, 2018	2019	2020	2021	2022	2023
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$23.8	$20.4	$17.6	$12.3	$7.8	$1.1

Servicing Revenue

The Company services education loans for approximately 6.3 million customer accounts for third parties including ED as of March 31, 2018 and 2017. Third-party loan servicing fees in the three months ended March 31, 2018 and 2017 included $38 million and $37 million, respectively, of servicing revenue related to the ED Servicing Contract.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue decreased $20 million from the year-ago quarter primarily as a result of the new terms contained in the previously disclosed modified asset recovery and portfolio management contract as well as a decrease in volume. This was partially offset by a $9 million increase in revenue (and expenses) in connection with a new revenue recognition accounting standard adopted (see “Note 1 – Significant Accounting Policies”).

Operating Expenses

Operating expenses for the Federal Education Loans segment include costs incurred to acquire FFELP Loans and  perform servicing and asset recovery activities on our FFELP Loan portfolio, federal education loans held by ED and other institutions. The decrease in operating expenses from the year-ago period was primarily the result of a general reduction in expenses in connection with cost savings initiatives. This reduction was partially offset by a $9 million increase in expenses (and revenue) in connection with a new revenue recognition accounting standard adopted (see “Note 1 – Significant Accounting Policies”).

Consumer Lending Segment

The following table includes “Core Earnings” results for our Consumer Lending segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2018	2017	2018 vs. 2017
“Core Earnings” interest income:
Private Education Loans	$431	$374	15%
Cash and investments	2	1	100
Total “Core Earnings” interest income	433	375	15
Total “Core Earnings” interest expense	238	187	27
Net “Core Earnings” interest income	195	188	4
Less: provision for loan losses	77	95	(19)
Net “Core Earnings” interest income after provision for loan losses	118	93	27
Servicing revenue	3	4	(25)
Direct operating expenses	56	35	60
Income before income tax expense	65	62	5
Income tax expense	15	24	(38)
“Core Earnings”	$50	$38	32%

“Core Earnings” for the segment were $50 million in first-quarter 2018, compared with the year-ago quarter’s $38 million. This increase was primarily the result of a $7 million increase in net interest income, an $18 million decrease in provision for loan losses and a $9 million decrease in income tax expense as a result of the TCJA.  These items were partially offset by a $21 million increase in operating expenses primarily related to operating costs for Earnest, acquired in November 2017, and a $9 million one-time fee paid to convert $3 billion of Private Education Loans from a third-party servicer to Navient’s servicing platform.

“Core Earnings” key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Segment net interest margin	3.23%	3.16%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.46%	3.33%
Provision for loan losses	$77	$95
Charge-offs	$78	$137
Charge-off rate	1.4%	2.6%
Total delinquency rate	5.7%	6.8%
Greater than 90-day delinquency rate	2.4%	3.5%
Forbearance rate	4.2%	3.6%
Private Education Refinance Loans:
Charge-offs	$—	$—
Greater than 90-day delinquency rate	—%	—%
Average balance of Private Education Refinance Loans	$940	$—
Ending balance of Private Education Refinance Loans	$1,201	$—
Private Education Refinance Loan originations	$500	$—

Segment Net Interest Margin

The following table shows the “Core Earnings” basis Private Education Loan net interest margin along with reconciliation to the GAAP basis Private Education Loan net interest margin before provision for loan losses.

	Three Months Ended March 31,
	2018	2017
“Core Earnings” basis Private Education Loan yield	7.35%	6.45%
“Core Earnings” basis Private Education Loan cost of funds	(3.89)	(3.12)
“Core Earnings” basis Private Education Loan spread	3.46	3.33
“Core Earnings” basis other interest-earning asset spread impact	(.23)	(.17)
“Core Earnings” basis segment net interest margin(1)	3.23%	3.16%

“Core Earnings” basis segment net interest margin(1)	3.23%	3.16%
Adjustment for GAAP accounting treatment(2)	0.08	(.01)
GAAP basis segment net interest margin(1)	3.31%	3.15%

(1)	The average balances of our Private Education Loan “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Private Education Loans	$23,754	$23,500
Other interest-earning assets	780	578
Total Private Education Loan “Core Earnings” basis interest-earning assets	$24,534	$24,078

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Difference between ‘Core Earnings’ and GAAP” above.

The Company acquired (originated and purchased) $541 million of Private Education Loans in first-quarter 2018. As of March 31, 2018, our Private Education Loan portfolio totaled $22.9 billion. The weighted-average life of this portfolio as of March 31, 2018 was 6 years assuming a CPR of 6 percent.

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

The Company aggregates loans with common risk characteristics into pools and accounts for each pool as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The pools are initially recorded at fair value. The Company recognizes interest income based on each pool’s effective interest rate which is based on our estimate of all cash flows expected to be received and includes an assumption about prepayment rates. The pools are tested quarterly for impairment by re-estimating the future cash flows to be received from the pools. If the new estimated cash flows result in a pool’s effective interest rate increasing, then this new yield is used prospectively over the remaining life of the pool. If the new estimated cash flows result in a pool’s effective interest rate decreasing, the pool is impaired and written down through a valuation allowance to maintain the effective interest rate. Loans classified as PCI do not have charge-offs reported nor are they reported as Troubled Debt Restructuring (“TDR”) loans.

Based on the credit attributes discussed above, we determined that $261 million principal amount of Private Education Loans acquired in 2017 are accounted for as PCI loans with a fair value and resulting carrying value of $101 million as of the acquisition date. As of acquisition, this portfolio’s contractually required payments receivable (the total undiscounted amount of all uncollected contractual principal and interest payments both past due and scheduled for the future, adjusted for prepayments) was $411 million with an estimated accretable yield (income expected to be recognized in future periods) of $108 million. As of March 31, 2018, the carrying amount was $95 million with no valuation allowance recorded.

Purchased Non-Credit Impaired Loans

Loans acquired that do not have evidence of credit deterioration since origination are recorded at fair value with no allowance for loan losses established at the acquisition date. Loan premiums and discounts are amortized as a part of interest income using the interest method under ASC 310-20, “Nonrefundable Fees and Other Costs.” An allowance for loan losses would be established if incurred losses in the loans exceed the remaining unamortized discount recorded at the time of acquisition (i.e., the next two years of expected charge-offs as well as any additional TDR allowance required is greater than the remaining discount). As a result of this policy, to the extent that actual charge-offs exceed any related allowance for loan losses recognized post-acquisition, provision for loan losses is recorded when the loans are charged off. Charge-offs are recorded through the allowance for loan losses. In 2017, we acquired Private Education Loans with unpaid principal balance of $2.8 billion at a discount of $424 million that are accounted for under this policy. No allowance for loan losses has been established for these loans as of March 31, 2018, as the remaining purchased discount associated with the Private Education Loans of $378 million as of March 31, 2018 remains greater than the incurred losses.

Allowance for Private Education Loan Losses

As discussed above, our allowance for Private Education Loan losses does not include PCI loans as those loans are separately reserved for, as needed. Related to the $2.8 billion of Purchased Non-Credit Impaired Loans acquired in 2017 at a discount, there is no allowance for loan losses established as of March 31, 2018. However, in accordance with our policy described above, there was $6 million of both charge-offs and provision recorded for Purchased Non-Credit Impaired Loans in the first-quarter 2018.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Allowance at beginning of period	$1,297	$1,351
Provision for Private Education Loan losses:
Purchased Non-Credit Impaired Loans, acquired at a discount	6	—
Remaining loans	71	95
Total provision	77	95
Charge-offs
Purchased Non-Credit Impaired Loans, acquired at a discount	(6)	—
Remaining loans	(72)	(137)
Total charge-offs(1)	(78)	(137)
Reclassification of interest reserve(2)	2	2
Allowance at end of period	$1,298	$1,311
Charge-offs as a percentage of average loans in repayment (annualized)	1.4%	2.6%
Allowance coverage of net charge-offs (annualized)	4.1	2.4
Allowance as a percentage of ending total loans(3)	5.2%	5.4%
Allowance as a percentage of ending loans in repayment(3)	5.8%	6.1%
Ending total loans(4)	$25,111	$24,297
Average loans in repayment	$22,660	$21,791
Ending loans in repayment	$22,372	$21,367

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

(3)

As discussed above, Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. Related to the Purchased Non-Credit Impaired Loans acquired at a discount, no allowance for loan losses has been established for these loans as of March 31, 2018. As a result, excluding these loans that are accounted for under these two accounting policies, the allowance as a percentage of the ending total loan balance and the allowance as a percentage of the ending loans in repayment would be 5.8 percent and 6.6 percent as of March 31, 2018, respectively.

(4)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

In establishing the allowance for Private Education Loan losses as of March 31, 2018, we considered several factors with respect to our Private Education Loan portfolio. As discussed above, there is no allowance for loan losses recorded as of March 31, 2018 related to the $3.0 billion of loans purchased in 2017 at a discount. Excluding the $3.0 billion of Private Education Loans purchased in 2017, there was a $1.8 billion decrease in Private Education Loans outstanding, total loan delinquencies of $1.2 billion were down $246 million from $1.4 billion in the prior year and loan delinquencies of 90 days or more decreased to $512 million, down $234 million from $746 million in the prior year. Charge-offs decreased to $72 million, down $65 million from $137 million in the prior year. Loans in forbearance increased to $880 million, up $87 million from $793 million in the prior year.

The provision for Private Education Loan losses was $77 million in the first quarter of 2018, down $18 million from 2017. Excluding the $3.0 billion of Private Education Loans purchased in 2017 at a discount, the provision for loan losses decreased $24 million primarily as a result of the items discussed in the preceding paragraph.

Operating Expenses

Operating expenses for our Consumer Lending segment include costs incurred to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses were $56 million and $35 million for the quarters ended March 31, 2018 and 2017, respectively. The increase from the year-ago quarter is primarily related to operating costs for Earnest, acquired in November 2017, as well as a $9 million one-time fee paid to convert $3 billion of Private Education Loans form a third-party servicer to Navient’s servicing platform.

Business Processing Segment

The following table includes “Core Earnings” results for our Business Processing segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2018	2017	2018 vs. 2017
Net interest income	$—	$—	$—
Business processing revenue	73	44	66
Direct operating expenses	59	39	51
Income before income tax expense	14	5	180
Income tax expense	4	2	100
“Core Earnings”	$10	$3	$233

“Core earnings” for the segment were $10 million in first-quarter 2018, compared with $3 million in the year-ago quarter. This increase was primarily the result of a $29 million increase in fee income partially offset by a $20 million increase in operating expenses.  The increases in fee income and operating expenses were primarily related to organic growth of business processing contracts as well as to Duncan Solutions, acquired in July 2017.

Key segment metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Revenue from government services	$53	$28
Revenue from healthcare services	20	16
Total fee revenue	$73	$44
Contingent collection receivables inventory (in billions)	$11.3	$9.9

     Revenue

Revenue increased $29 million in first-quarter 2018 compared to the year-ago period primarily due to organic growth of business processing contracts as well as to Duncan Solutions, acquired by the Company in July 2017. In addition, there was an $8 million increase in revenue in connection with a new revenue recognition accounting standard adopted (see “Note 1 – Significant Accounting Policies”).

Operating Expenses

The $20 million increase in operating expenses in the first quarter of 2018 compared with the year-ago quarter was primarily due to organic growth of business processing contracts as well as to Duncan Solution. In addition, there was a $5 million increase in expense in connection with a new revenue recognition accounting standard adopted (see “Note 1 – Significant Accounting Policies”).

Other Segment

The following table includes “Core Earnings” results of our Other segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2018	2017	2018 vs. 2017
Net interest loss after provision for loan losses	$(36)	$(28)	29%
Other income	1	5	(80)
Overhead expenses:
Unallocated information technology costs	30	28	7
Unallocated corporate costs	50	50	—
Total overhead expenses	80	78	3
Restructuring/other reorganization expenses	7	—	—
Total expenses	87	78	12
Loss before income tax benefit	(122)	(101)	21
Income tax benefit	(28)	(38)	(26)
“Core Earnings” (loss)	$(94)	$(63)	49%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses includes net interest loss related to our corporate liquidity portfolio.

Overhead

Unallocated corporate overhead is comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations.

Restructuring/Other Reorganization Expenses

During the first quarter of 2018, the Company incurred $7 million of restructuring/other reorganization expense in connection with an effort that will reduce costs and improve operating efficiency. The charges were due primarily to severance-related costs.

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

	Three Months Ended March 31,
	2018		2017
(Dollars in millions)	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$80,801	3.63%	$86,752	2.94%
Private Education Loans	23,754	7.35	23,500	6.45
Other loans	71	7.09	173	11.16
Cash and investments	5,276	1.30	5,025	.57
Total interest-earning assets	109,902	4.32%	115,450	3.57%
Non-interest-earning assets	3,425		4,213
Total assets	$113,327		$119,663
Average Liabilities and Equity
Short-term borrowings	$5,291	4.19%	$2,221	3.53%
Long-term borrowings	102,955	3.10	111,207	2.39
Total interest-bearing liabilities	108,246	3.16%	113,428	2.41%
Non-interest-bearing liabilities	1,479		2,505
Equity	3,602		3,730
Total liabilities and equity	$113,327		$119,663
Net interest margin		1.21%		1.19%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase	Change Due To(1)
(Dollars in millions)	(Decrease)	Rate	Volume
Three Months Ended March 31, 2018 vs. 2017
Interest income	$157	$207	$(50)
Interest expense	168	200	(32)
Net interest income	$(11)	$7	$(18)

(1)	Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net — GAAP and “Core Earnings” Basis

	March 31, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$86	$—	$86	$48	$134
Grace, repayment and other(2)	27,004	51,722	78,726	24,322	103,048
Total, gross	27,090	51,722	78,812	24,370	103,182
Unamortized premium/(discount)	396	254	650	(890)	(240)
Receivable for partially charged-off loans	—	—	—	741	741
Allowance for loan losses	(34)	(25)	(59)	(1,298)	(1,357)
Total education loan portfolio	$27,452	$51,951	$79,403	$22,923	$102,326
% of total FFELP	35%	65%	100%
% of total	27%	51%	78%	22%	100%

	December 31, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$88	$—	$88	$54	$142
Grace, repayment and other(2)	27,949	53,060	81,009	24,826	105,835
Total, gross	28,037	53,060	81,097	24,880	105,977
Unamortized premium/(discount)	407	259	666	(924)	(258)
Receivable for partially charged-off loans	—	—	—	760	760
Allowance for loan losses	(35)	(25)	(60)	(1,297)	(1,357)
Total education loan portfolio	$28,409	$53,294	$81,703	$23,419	$105,122
% of total FFELP	35%	65%	100%
% of total	27%	51%	78%	22%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount) — GAAP and “Core Earnings” Basis

	Three Months Ended March 31, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$28,165	$52,636	$80,801	$23,754	$104,555
% of FFELP	35%	65%	100%
% of total	27%	50%	77%	23%	100%

	Three Months Ended March 31, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$31,989	$54,763	$86,752	$23,500	$110,252
% of FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

Education Loan Activity — GAAP and “Core Earnings” Basis

	Three Months Ended March 31, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$28,409	$53,294	$81,703	$23,419	$105,122
Acquisitions	157	123	280	541	821
Capitalized interest and premium/discount amortization	227	226	453	95	548
Consolidations to third parties	(542)	(541)	(1,083)	(220)	(1,303)
Repayments and other	(799)	(1,151)	(1,950)	(912)	(2,862)
Ending balance	$27,452	$51,951	$79,403	$22,923	$102,326

	Three Months Ended March 31, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$32,319	$55,411	$87,730	$23,340	$111,070
Acquisitions	309	377	686	112	798
Capitalized interest and premium/discount amortization	242	252	494	85	579
Consolidations to third parties	(765)	(743)	(1,508)	(160)	(1,668)
Repayments and other	(921)	(1,197)	(2,118)	(825)	(2,943)
Ending balance	$31,184	$54,100	$85,284	$22,552	$107,836

Education Loan Allowance for Loan Losses Activity — GAAP and “Core Earnings” Basis

	Three Months Ended March 31,
	2018			2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$60	$1,297	$1,357	$67	$1,351	$1,418
Less:
Charge-offs(1)	(11)	(78)	(89)	(13)	(137)	(150)
Plus:
Provision for loan losses	10	77	87	10	95	105
Reclassification of interest reserve(2)	—	2	2	—	2	2
Ending balance	$59	$1,298	$1,357	$64	$1,311	$1,375
Percent of total	4%	96%	100%	5%	95%	100%
Troubled debt restructuring(3)	$ —	$10,796	$10,796	$—	$10,684	$10,684

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

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	FFELP Loan Delinquencies
	March 31,
	2018		2017
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,701		$5,791
Loans in forbearance(2)	9,508		10,627
Loans in repayment and percentage of each status:
Loans current	56,166	86.9%	60,310	88.6%
Loans delinquent 31-60 days(3)	1,909	3.0	2,300	3.4
Loans delinquent 61-90 days(3)	1,534	2.4	1,204	1.8
Loans delinquent greater than 90 days(3)	4,994	7.7	4,281	6.2
Total FFELP Loans in repayment	64,603	100%	68,095	100%
Total FFELP Loans, gross	78,812		84,513
FFELP Loan unamortized premium	650		835
Total FFELP Loans	79,462		85,348
FFELP Loan allowance for losses	(59)		(64)
FFELP Loans, net	$79,403		$85,284
Percentage of FFELP Loans in repayment		82.0%		80.6%
Delinquencies as a percentage of FFELP Loans in repayment		13.1%		11.4%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.8%		13.5%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP and “Core Earnings” Basis

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Allowance at beginning of period	$60	$67
Provision for FFELP Loan losses	10	10
Charge-offs	(11)	(13)
Allowance at end of period	$59	$64
Charge-offs as a percentage of average loans in repayment (annualized)	.07%	.07%
Allowance coverage of charge-offs (annualized)	1.4	1.2
Allowance as a percentage of ending total loans, gross	.08%	.08%
Allowance as a percentage of ending loans in repayment	.09%	.09%
Ending total loans, gross	$78,812	$84,513
Average loans in repayment	$65,650	$69,302
Ending loans in repayment	$64,603	$68,095

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP and “Core Earnings” Basis

	Private Education Loan Delinquencies
	March 31,
	2018		2017
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,029		$1,337
Loans in forbearance(2)	969		793
Loans in repayment and percentage of each status:
Loans current	21,096	94.3%	19,918	93.2%
Loans delinquent 31-60 days(3)	416	1.9	424	2.0
Loans delinquent 61-90 days(3)	313	1.4	279	1.3
Loans delinquent greater than 90 days(3)	547	2.4	746	3.5
Total Private Education Loans in repayment	22,372	100%	21,367	100%
Total Private Education Loans, gross	24,370		23,497
Private Education Loan unamortized discount	(890)		(434)
Total Private Education Loans	23,480		23,063
Private Education Loan receivable for partially charged-off loans	741		800
Private Education Loan allowance for losses	(1,298)		(1,311)
Private Education Loans, net	$22,923		$22,552
Percentage of Private Education Loans in repayment		91.8%		90.9%
Delinquencies as a percentage of Private Education Loans in repayment		5.7%		6.8%
Loans in forbearance as a percentage of loans in repayment and forbearance		4.2%		3.6%
Loans in repayment with more than 12 payments made		91%		95%
Percentage of Private Education Loans with a cosigner		61%		64%

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

Allowance for Private Education Loan Losses — GAAP and “Core Earnings” Basis

See “Business Segment Earnings Summary — ‘Core Earnings’ Basis — Consumer Lending Segment — Private Education Loan Provision for Loan Losses” for discussion.

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

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Receivable at beginning of period	$760	$815
Expected future recoveries of current period defaults(1)	19	34
Recoveries(2)	(38)	(44)
Charge-offs(3)	—	(5)
Receivable at end of period	$741	$800

(1)	Represents our estimate of the amount to be collected in the future.
(2)	Current period cash collections.
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

At March 31, 2018, loans in forbearance status as a percentage of loans in repayment and forbearance were 8.1 percent for loans that have made less than 25 monthly payments. The percentage drops to 3.0 percent for loans that have made more than 48 monthly payments.

At March 31, 2018, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 4.1 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.7 percent for loans that have made more than 48 monthly payments.

For the three months ended March 31, 2018, charge-offs as a percentage of loans in repayment were 3.4 percent for loans that have made less than 25 monthly payments. The percentage drops to 0.8 percent for loans that have made more than 48 monthly payments.

GAAP and “Core Earnings” Basis:

(Dollars in millions)	Monthly Scheduled Payments Received
March 31, 2018	0 to 12	13 to 24	25 to 36	37 to 48	More than 48	Not Yet in Repayment	Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$1,029	$1,029
Loans in forbearance	176	87	94	108	504	—	969
Loans in repayment — current	1,833	888	1,016	1,559	15,800	—	21,096
Loans in repayment — delinquent 31-60 days	28	30	37	52	269	—	416
Loans in repayment — delinquent 61-90 days	33	30	39	43	168	—	313
Loans in repayment — delinquent greater than 90 days	63	58	70	83	273	—	547
Total	$2,133	$1,093	$1,256	$1,845	$17,014	$1,029	24,370
Unamortized discount							(890)
Receivable for partially charged-off loans							741
Allowance for loan losses							(1,298)
Total Private Education Loans, net							$22,923
Loans in forbearance as a percentage of loans in repayment and forbearance	8.2%	8.0%	7.5%	5.9%	3.0%	—%	4.2%
Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	3.2%	5.7%	6.0%	4.8%	1.7%	—%	2.4%
Charge-offs as a percentage of loans in repayment	3.2%	3.7%	3.1%	2.2%	.8%	—%	1.4%

(Dollars in millions)	Monthly Scheduled Payments Received
March 31, 2017	0 to 12	13 to 24	25 to 36	37 to 48	More than 48	Not Yet in Repayment	Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$1,337	$1,337
Loans in forbearance	229	99	92	97	276	—	793
Loans in repayment — current	854	859	1,378	2,109	14,718	—	19,918
Loans in repayment — delinquent 31-60 days	45	43	54	64	218	—	424
Loans in repayment — delinquent 61-90 days	38	33	37	44	127	—	279
Loans in repayment — delinquent greater than 90 days	110	96	123	126	291	—	746
Total	$1,276	$1,130	$1,684	$2,440	$15,630	$1,337	23,497
Unamortized discount							(434)
Receivable for partially charged-off loans							800
Allowance for loan losses							(1,311)
Total Private Education Loans, net							$22,552
Loans in forbearance as a percentage of loans in repayment and forbearance	17.9%	8.8%	5.5%	4.0%	1.8%	—%	3.6%
Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	10.5%	9.3%	7.7%	5.4%	1.9%	—%	3.5%
Charge-offs as a percentage of loans in repayment	11.7%	6.8%	5.0%	3.4%	1.2%	—%	2.6%

Liquidity and Capital Resources

Funding and Liquidity Risk Management

The following “Liquidity and Capital Resources” discussion concentrates on our Federal Education Loans and Consumer Lending segments. Our Business Processing and Other segments require minimal capital and funding.

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

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt that totaled $13.8 billion at March 31, 2018. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $2.4 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($284 million in the three months ended March 31, 2018), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Refinance Loans. We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. On January 24, 2018, we announced that we expect to restart our share repurchases in the second half of 2018.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	March 31, 2018	December 31, 2017
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$2,401	$1,520
Unencumbered FFELP Loans	445	690
Total GAAP and “Core Earnings” basis	$2,846	$2,210

Average Balances

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,496	$1,093
Unencumbered FFELP Loans	902	904
Total GAAP and “Core Earnings” basis	$2,398	$1,997

 Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of March 31, 2018 and 2017, the maximum additional capacity under these facilities was $2.4 billion and $3.1 billion, respectively. For the three months ended March 31, 2018 and 2017, the average maximum additional capacity under these facilities was $2.2 billion and $2.7 billion, respectively. As of March 31, 2018, the maturity dates of the FFELP Loan-other facilities ranged from November 2018 to January 2021.

Liquidity may also be available from our Private Education Loan asset-backed commercial paper (“ABCP”) facilities. Maximum borrowing capacity under the Private Education Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered Private Education Loans. As of March 31, 2018 and 2017, the maximum additional capacity under these facilities was $723 million and $209 million, respectively. For the three months ended March 31, 2018 and 2017, the average maximum additional capacity under these facilities was $891 million and $248 million, respectively. As of March 31, 2018, the maturity dates of these facilities ranged from June 2018 to June 2020.

At March 31, 2018, we had a total of $7.2 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $3.0 billion of our unencumbered tangible assets of which $2.6 billion and $0.4 billion related to Private Education Loans and FFELP Loans, respectively. In addition, as of March 31, 2018, we had $9.8 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Since the fourth quarter of 2015, we have closed on $4.0 billion of Private Education Loan ABS Repurchase Facilities. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

For further discussion of our various sources of liquidity, our access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6—Borrowings” in our Annual Report on Form 10-K for the year ended December 31, 2017.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	March 31, 2018	December 31, 2017
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.6	4.7
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	5.2	5.9
Tangible unencumbered assets(1)	7.2	6.6
Senior unsecured debt	(13.8)	(13.9)
Mark-to-market on unsecured hedged debt(2)	(.1)	(.3)
Other liabilities, net	(.2)	(.3)
Total tangible equity — GAAP Basis	$2.9	$2.7

(1)	At March 31, 2018 and December 31, 2017, excludes goodwill and acquired intangible assets, net, of $802 million and $810 million, respectively.
(2)

At March 31, 2018 and December 31, 2017, there were $1 million and $189 million, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

First-Quarter 2018 Financing Transactions

During the first-quarter 2018, Navient issued $2.0 billion in FFELP Loan ABS and $507 million in Private Education Loan ABS. Additionally, Navient closed on Private Education Loan ABS Repurchase Facilities totaling $1.4 billion.

Shareholder Distributions

In March 2018, we paid a common stock dividend of $0.16 per share.

Effective October 4, 2017, Navient temporarily suspended its remaining share repurchase program ($160 million authorization remains). The Company’s dividend policy is unchanged. On January 24, 2018, we announced that we expect to restart our share repurchases in the second half of 2018. Depending upon market conditions, our share price, available counterparties and other factors, we may utilize derivative transactions entered into in the second quarter for settlement in the second half of 2018 to restart these repurchases. Since the Spin-Off in April 2014, we have repurchased 167 million shares for $2.5 billion.

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

We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rate and foreign exchange rates, may require us to return cash collateral held or may require us to post collateral to counterparties. See “Note 7 — Derivative Financial Instruments” in our 2017 Form 10-K for more information on the amount of cash that has been received and delivered to derivative counterparties.

The table below highlights exposure related to our derivative counterparties at March 31, 2018.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$19	$80
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	83%	3%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	80%	—%

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings as of March 31, 2018 and December 31, 2017, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three months ended March 31, 2018 and 2017. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP —Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2.)

Ending Balances

	March 31, 2018			December 31, 2017
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$2,359	$11,413	$13,772	$1,306	$12,624	$13,930
Total unsecured borrowings	2,359	11,413	13,772	1,306	12,624	13,930
Secured borrowings:
FFELP Loan securitizations	—	71,038	71,038	—	71,208	71,208
Private Education Loan securitizations(2)	—	13,791	13,791	686	12,646	13,332
FFELP Loan — other facilities	1,487	5,023	6,510	1,536	6,830	8,366
Private Education Loan — other facilities	805	1,602	2,407	684	1,710	2,394
Other(3)	476	—	476	538	—	538
Total secured borrowings	2,768	91,454	94,222	3,444	92,394	95,838
“Core Earnings” basis borrowings	5,127	102,867	107,994	4,750	105,018	109,768
Adjustment for GAAP accounting treatment	4	(70)	(66)	21	(6)	15
GAAP basis borrowings	$5,131	$102,797	$107,928	$4,771	$105,012	$109,783

(1)

Includes principal amount of $2.4 billion and $1.3 billion of short-term debt as of March 31, 2018 and December 31, 2017, respectively. Includes principal amount of $11.5 billion and $12.7 billion of long-term debt as of March 31, 2018 and December 31, 2017, respectively.

(2)

Includes $0 million and $686 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Repurchase Facilities”) as of March 31, 2018 and December 31, 2017, respectively. Includes $2.7 billion and $1.3 billion of long-term debt related to the Repurchase Facilities as of March 31, 2018 and December 31, 2017, respectively.

(3)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Secured borrowings comprised 87 percent of our “Core Earnings” basis debt outstanding at March 31, 2018 and December 31, 2017.

Average Balances

	Three Months Ended March 31,
	2018		2017
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$13,787	5.87%	$13,828	4.96%
Total unsecured borrowings	13,787	5.87	13,828	4.96
Secured borrowings:
FFELP Loan securitizations	70,814	2.60	72,824	1.93
Private Education Loan securitizations(1)	13,205	3.86	14,167	3.00
FFELP Loan — other facilities	7,601	2.71	11,663	1.67
Private Education Loan — other facilities	2,349	3.37	501	2.66
Other(2)	490	1.58	445	2.72
Total secured borrowings	94,459	2.80	99,600	2.06
“Core Earnings” basis borrowings	$108,246	3.19%	$113,428	2.41%
“Core Earnings” basis borrowings	$108,246	3.19%	$113,428	2.41%
Adjustment for GAAP accounting treatment	—	(0.03)	—	—
GAAP basis borrowings	$108,246	3.16%	$113,428	2.41%

(1)	Includes $2.1 billion and $1.0 billion of debt related to the Repurchase Facilities for the three months ended March 31, 2018 and 2017, respectively.
(2)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, goodwill and intangible assets, fair value measurement, transfers of financial assets and the VIE consolidation model, and derivative accounting can be found in our 2017 Form 10-K. There were no significant changes to these critical accounting policies during the first three months of 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at March 31, 2018 and December 31, 2017, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings before unrealized gains (losses) on derivative and hedging activities, a sensitivity analysis was performed assuming the funding index increases 10 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. These earnings sensitivities are applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of March 31, 2018 Impact on Annual Earnings If:			As of March 31, 2017 Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(6)	$19	$(89)	$(15)	$(8)	$(95)
Unrealized gains (losses) on derivative and hedging activities	(36)	(162)	—	(21)	(204)	—
Increase (decrease) in income before taxes	$(42)	$(143)	$(89)	$(36)	$(212)	$(95)
Increase (decrease) in net income after taxes	$(32)	$(110)	$(69)	$(23)	$(134)	$(60)
Increase (decrease) in diluted earnings per common share	$(.12)	$(.41)	$(.26)	$(.08)	$(.46)	$(.20)

(1)

If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 10 basis points while holding the asset index constant. There is no sensitivity analysis related to the unrealized gains (losses) on derivative and hedging activities as part of this potential impact on earnings.

	At March 31, 2018
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	103,849	(234)	—	(483)	—
Other earning assets	6,153	—	—	—	—
Other assets	4,730	181	4	663	14
Total assets gain/(loss)	$114,732	$(53)	—%	$180	—%
Liabilities
Interest-bearing liabilities	$108,125	$(535)	—%	$(1,484)	(1)%
Other liabilities	1,613	333	21	1,132	70
Total liabilities (gain)/loss	$109,738	$(202)	—%	$(352)	—%

	At December 31, 2017
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$106,692	$(287)	—%	$(611)	(1)%
Other earning assets	5,034	—	—	—	—
Other assets	4,835	148	3	613	13
Total assets gain/(loss)	$116,561	$(139)	—%	$2	—%
Liabilities
Interest-bearing liabilities	$109,704	$(588)	(1)%	$(1,643)	(1)%
Other liabilities	1,723	301	17	1,132	66
Total liabilities (gain)/loss	$111,427	$(287)	—%	$(511)	—%

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

During the three months ended March 31, 2018 and 2017, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of derivative contracts. The result of these hedging transactions was to fix the relative spread between the education loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our fixed rate assets being funded with variable rate liabilities. Both items will generally cause income to decrease when interest rates increase. In both 2018 and 2017, the impact to income is primarily due to both items (i) and (ii) above. The decrease in the loss in 2018 as compared to 2017 was due to both the natural amortization of the FFELP Loan portfolio as well as higher interest rates in first-quarter 2018 compared to first-quarter 2017, which resulted in a loss of unhedged Floor Income between the first quarter of 2017 and the first quarter of 2018. Item (ii) had a minor impact in both periods as the Company generally enters into derivative contracts as a part of its overall interest rate risk management strategy, match-funding its floating rate assets with variable rate debt and fixed rate assets with fixed rate debt.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in unrealized gains (losses) on derivative and hedging activities in 2018 and 2017 are primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. As of March 31, 2018, the Company’s derivative portfolio has a shorter remaining term than the prior-year period due to the natural amortization of the education loan portfolios over the year. Both factors contribute to the Company losing somewhat similar or less income in an increasing interest rate environment in the current period as compared to the prior-year period.

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 10 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the March 31, 2018 and 2017 analyses is primarily the result of daily reset one-month LIBOR-indexed FFELP Loans being funded with monthly reset one-month LIBOR, three-month LIBOR and other non-discrete indexed liabilities, as well as, to a lesser extent, Prime-indexed Private Education Loans being funded with LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 3 for a further discussion.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2018. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.7	$—	$3.7
Prime	annual	.3	—	.3
Prime	quarterly	3.0	—	3.0
Prime	monthly	9.9	—	9.9
Prime	daily	—	—	—
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	.7	39.7	(39.0)
3-month LIBOR	daily	—	2.7	(2.7)
1-month LIBOR	monthly	6.1	40.1	(34.0)
1-month LIBOR daily	daily	74.9	—	74.9
CMT/CPI Index	monthly/quarterly	—	.1	(.1)
Non-Discrete reset(2)	monthly	—	10.8	(10.8)
Non-Discrete reset(3)	daily/weekly	6.1	.5	5.6
Fixed Rate(4)		8.2	19.3	(11.1)
Total		$113.2	$113.2	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

“Core Earnings” Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.7	$—	$3.7
Prime	annual	.3	—	.3
Prime	quarterly	3.0	—	3.0
Prime	monthly	9.9	—	9.9
Prime	daily	—	—	—
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	.7	—	.7
3-month LIBOR	daily	—	2.5	(2.5)
1-month LIBOR	monthly	6.1	82.8	(76.7)
1-month LIBOR	daily	74.9	—	74.9
Non-Discrete reset(2)	monthly	—	10.8	(10.8)
Non-Discrete reset(3)	daily/weekly	6.1	.5	5.6
Fixed Rate(4)		7.7	16.1	(8.4)
Total		$112.7	$112.7	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at March 31, 2018.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	6.6
Other loans	9.7
Cash and investments	.1
Total earning assets	6.2
Borrowings
Short-term borrowings	.5
Long-term borrowings	6.0
Total borrowings	5.7

 Item  4.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2018. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain Cases

On March 18, 2011, an education loan borrower filed a putative class action complaint against SLM Corporation as it existed prior to the Spin-Off (“Old SLM”) in the U.S. District Court for the Northern District of California. The complaint was captioned Tina M. Ubaldi v. SLM Corporation et. al. The plaintiff brought the complaint on behalf of a putative class consisting of other similarly situated California borrowers. The complaint alleged, among other things, that Old SLM’s practice of charging late fees that were proportional to the amount of missed payments constituted liquidated damages in violation of California law and that Old SLM engaged in unfair business practices by charging daily interest on private educational loans. Plaintiffs subsequently amended their complaint to include usury claims under California state law and to seek restitution of late charges and interest paid by members of the putative class and other relief. In the fourth quarter of 2016, the parties reached a settlement in principle that would resolve the Ubaldi matter, as well as the related lawsuit of Marlene Blyden v. Navient Corporation, et al. A reserve was established for this matter as of December 31, 2016. Plaintiffs filed on September 25, 2017, an Amended Motion for Preliminary Approval of Settlement. On October 13, 2017, the Court entered an Order granting preliminary approval. The Final Approval Hearing is set for May 29, 2018. We do not believe that the financial impact of the final settlement, if any, will be material. The Company agreed to settle these matters to avoid the burden, expense, risk, and uncertainty of continued litigation.

During the first quarter of 2016, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. The plaintiffs filed their amended and consolidated complaint in September 2016. In September 2017, the Court granted the Navient defendants’ motion and dismissed the complaint in its entirety with leave to amend. The plaintiffs filed a second amended complaint with the court on November 17, 2017. The Navient defendants deny the allegations and intend to vigorously defend against the allegation in this lawsuit and filed a motion to dismiss in January 2018. Additionally, two putative class actions have been filed in the U.S. District Court for the District of New Jersey captioned Eli Pope v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian Lown, and Melvin Gross v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian M. Lown, both of which allege violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These cases have been consolidated and we anticipate a consolidated amended complaint will be filed in early 2018. The Company denies the allegations and intends to vigorously defend itself.

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

Regulatory Matters

With respect to alleged civil violations of the Servicemembers Civil Relief Act (the “SCRA”), Navient Solutions LLC (“Solutions’), a wholly owned subsidiary of Navient, and Sallie Mae Bank entered into a consent order with the DOJ in May 2014. The DOJ consent order (the “DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by Solutions from November 28, 2005 until the effective date of the settlement. In the third quarter of 2016, the Company completed the monetary portion of the order by distributing the remaining funds to charities approved by the DOJ. The Company believes it has complied with the terms of the DOJ Order. The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of March 31, 2018, substantially all of this amount had been paid to customers or credited or refunded to customer accounts. The final cost of these proceedings will remain uncertain until the remaining consent order is lifted or terminates in accordance with its terms in late 2018.

As previously disclosed, the Company and various of its subsidiaries have been subject to the following investigations and inquiries:

•

In December 2013, Navient received Civil Investigative Demands (“CIDs”) issued by the State of Illinois Office of Attorney General and the State of Washington Office of the Attorney General and multiple other state Attorneys General. According to the CIDs, the investigations were initiated to ascertain whether any practices declared to be unlawful under the Consumer Fraud and Deceptive Business Practices Act have occurred or are about to occur. The Company subsequently received separate but similar CIDs or subpoenas from the Attorneys General of the District of Columbia, Kansas and Colorado.

•

In April 2014, Solutions received a CID from the Consumer Financial Protection Bureau (the “CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees and other matters. Navient has received a series of supplemental CIDs on these matters. In August 2015, Solutions received a letter from the CFPB notifying Solutions that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement was considering recommending that the CFPB take legal action against Solutions. The NORA letter related to a previously disclosed investigation into Solutions’ disclosures and assessment of late fees and other matters and states that, in connection with any action, the CFPB may seek restitution, civil monetary penalties and corrective action against Solutions. The Company responded to the NORA letter in September 2015.

•

In November 2014, Navient’s subsidiary, Pioneer Credit Recovery, Inc. (“Pioneer”), received a CID from the CFPB as part of an investigation regarding Pioneer’s activities relating to rehabilitation loans and collection of defaulted student debt.

•

In December 2014, Solutions received a subpoena from the New York Department of Financial Services (the “NY DFS”) as part of the NY DFS’s inquiry with regard to whether persons or entities have engaged in fraud or misconduct with respect to a financial product or service under New York Financial Services Law or other laws.

On January 18, 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the DFPA, FCRA, FDCPA and various state consumer protection laws. On October 5, 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC, alleging violations of the CFPA and the

Pennsylvania Unfair Trade Practices and Consumer Protection Law. These civil actions are related to matters which were covered under the CIDs and the NORA letter discussed above. The Company filed its Motion to Dismiss on March 20, 2017 with respect to the Attorneys General actions and on March 24, 2017 with respect to the CFPB action. In relation to the CFPB action, after a hearing, our Motion to Dismiss was denied in full in August 2017. In relation to the Washington action, following a hearing, our Motion to Dismiss was denied in full in July 2017. In relation to the Illinois action, a hearing on our Motion to Dismiss was held on July 18, 2017 and no ruling has been issued as of the date of this Form 10-Q. In relation to the Pennsylvania Attorney General lawsuit, the Company filed its Motion to Dismiss on December 22, 2017. This motion has not been heard by the court. In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the Attorneys General. As the Company has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. As stated above, we intend to vigorously defend against the allegations in each of these cases.

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

Under the terms of the Separation Agreement between the Company and SLM BankCo, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the terms, conditions and limitations set forth in the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above, other than fines or penalties directly levied against Sallie Mae Bank and other matters specifically excluded. Navient has no additional reserves related to indemnification matters with SLM BankCo as of March 31, 2018.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. On September 25, 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG on August 3, 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. In August 2016, we filed our notice of appeal to the Administrative Actions and Appeals Service Group of ED. A hearing was held in April 2017 and a ruling has not yet been issued. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 as part of the total reserve for pending regulatory matters discussed previously and does not believe, at this time, that an adverse ruling would have a material effect on the Company as a whole.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2018.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 — January 31, 2018	2.5	$13.68	—	$160
February 1 — February 28, 2018	1.0	13.95	—	$160
March 1 — March 31, 2018	—	—	—	$160
Total first-quarter 2018	3.5	$13.75	—

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

The closing price of our common stock on the NASDAQ Global Select Market on March 29, 2018 was $13.12.

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

Date: May 3, 2018