Form 10-Q
period 2018-06-30
NAVIENT CORP
filed 2018-08-03
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2018

Common Stock, $0.01 par value	264,627,306 shares

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
FFELP Loans (net of allowance for losses of $82 and $60, respectively)	$76,609	$81,703
Private Education Loans (net of allowance for losses of $1,297 and $1,297, respectively)	22,568	23,419
Investments
Available-for-sale	2	2
Other	360	386
Total investments	362	388
Cash and cash equivalents	1,622	1,518
Restricted cash and cash equivalents	3,386	3,128
Goodwill and acquired intangible assets, net	798	810
Other assets	3,604	4,025
Total assets	$108,949	$114,991
Liabilities
Short-term borrowings	$4,752	$4,771
Long-term borrowings	98,690	105,012
Other liabilities	1,762	1,723
Total liabilities	105,204	111,506
Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 445 million and 440 million shares issued, respectively	4	4
Additional paid-in capital	3,134	3,077
Accumulated other comprehensive income (net of tax expense of $65 and $36, respectively)	203	61
Retained earnings	3,114	3,004
Total Navient Corporation stockholders’ equity before treasury stock	6,455	6,146
Less: Common stock held in treasury at cost: 180 million and 177 million shares, respectively	(2,741)	(2,692)
Total Navient Corporation stockholders’ equity	3,714	3,454
Noncontrolling interest	31	31
Total equity	3,745	3,485
Total liabilities and equity	$108,949	$114,991

Supplemental information — assets and liabilities of consolidated variable interest entities:

	June 30, 2018	December 31, 2017
FFELP Loans	$73,107	$77,710
Private Education Loans	19,827	20,886
Restricted cash	3,326	3,091
Other assets, net	1,245	1,160
Short-term borrowings	2,251	2,906
Long-term borrowings	85,310	89,317
Net assets of consolidated variable interest entities	$9,944	$10,624

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
FFELP Loans	$760	$668	$1,483	$1,298
Private Education Loans	442	386	873	760
Other loans	1	6	2	10
Cash and investments	24	10	41	17
Total interest income	1,227	1,070	2,399	2,085
Total interest expense	929	719	1,773	1,394
Net interest income	298	351	626	691
Less: provisions for loan losses	112	105	199	212
Net interest income after provisions for loan losses	186	246	427	479
Other income (loss):
Servicing revenue	71	70	140	146
Asset recovery and business processing revenue	99	111	207	210
Other income (loss)	13	6	1	(1)
Losses on debt repurchases	(7)	—	(8)	—
Gains (losses) on derivative and hedging activities, net	(40)	(25)	8	(41)
Total other income	136	162	348	314
Expenses:
Salaries and benefits	125	124	259	253
Other operating expenses	76	106	217	216
Total operating expenses	201	230	476	469
Goodwill and acquired intangible asset impairment and amortization expense	6	6	16	11
Restructuring/other reorganization expenses	2	—	9	—
Total expenses	209	236	501	480
Income before income tax expense	113	172	274	313
Income tax expense	30	60	64	113
Net income attributable to Navient Corporation	$83	$112	$210	$200
Basic earnings per common share attributable to Navient Corporation	$.31	$.40	$.79	$.70
Average common shares outstanding	265	280	264	284
Diluted earnings per common share attributable to Navient Corporation	$.31	$.39	$.78	$.69
Average common and common equivalent shares outstanding	269	285	269	291
Dividends per common share attributable to Navient Corporation	$.16	$.16	$.32	$.32

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$83	$112	$210	$200
Other comprehensive income (loss):
Gains (losses) on derivatives	42	(24)	173	1
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)	(1)	—	(1)	—
Total gains (losses) on derivatives	41	(24)	172	1
Income tax (expense) benefit	(11)	9	(43)	—
Other comprehensive income (loss), net of tax expense (benefit)	30	(15)	129	1
Total comprehensive income attributable to Navient Corporation	$113	$97	$339	$201

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at March 31, 2017	438,832,176	(153,891,120)	284,941,056	$4	$3,047	$22	$2,930	$(2,355)	$3,648	$24	$3,672
Comprehensive income:
Net income	—	—	—	—	—	—	112	—	112	—	112
Other comprehensive income (loss), net of tax	—	—	—	—	—	(15)	—	—	(15)	—	(15)
Total comprehensive income	—	—	—	—	—	—	—	—	97	—	97
Cash dividends:			—
Common stock ($.16 per share)	—	—	—	—	—	—	(45)	—	(45)	—	(45)
Issuance of common shares	355,802	—	355,802	—	3	—	—	—	3	—	3
Stock-based compensation expense	—	—	—	—	6	—	—	—	6	—	6
Common stock repurchased	—	(10,936,715)	(10,936,715)	—	—	—	—	(165)	(165)	—	(165)
Shares repurchased related to employee stock-based compensation plans	—	(255,875)	(255,875)	—	—	—	—	(4)	(4)	—	(4)
Balance at June 30, 2017	439,187,978	(165,083,710)	274,104,268	$4	$3,056	$7	$2,997	$(2,524)	$3,540	$24	$3,564

Balance at March 31, 2018	444,739,212	(180,132,708)	264,606,504	$4	$3,127	$173	$3,073	$(2,740)	$3,637	$31	$3,668
Comprehensive income:
Net income	—	—	—	—	—	—	83	—	83	—	83
Other comprehensive income (loss), net of tax	—	—	—	—	—	30	—	—	30	—	30
Total comprehensive income	—	—	—	—	—	—	—	—	113	—	113
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(42)	—	(42)	—	(42)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	113,171	—	113,171	—	1	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	6	—	—	—	6	—	6
Common stock repurchased	—	—	—	—	—	—	—	—	—	—	—
Shares repurchased related to employee stock-based compensation plans	—	(92,369)	(92,369)	—	—	—	—	(1)	(1)	—	(1)
Balance at June 30, 2018	444,852,383	(180,225,077)	264,627,306	$4	$3,134	$203	$3,114	$(2,741)	$3,714	$31	$3,745

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2016	436,037,666	(145,173,548)	290,864,118	$4	$3,022	$6	$2,890	$(2,223)	$3,699	$24	$3,723
Comprehensive income:
Net income	—	—	—	—	—	—	200	—	200	—	200
Other comprehensive income (loss), net of tax	—	—	—	—	—	1	—	—	1	—	1
Total comprehensive income	—	—	—	—	—	—	—	—	201	—	201
Cash dividends:
Common stock ($.32 per share)	—	—	—	—	—	—	(91)	—	(91)	—	(91)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	3,150,312	—	3,150,312	—	15	—	—	—	15	—	15
Stock-based compensation expense	—	—	—	—	19	—	—	—	19	—	19
Common stock repurchased	—	(18,300,007)	(18,300,007)	—	—	—	—	(275)	(275)	—	(275)
Shares repurchased related to employee stock-based compensation plans	—	(1,610,155)	(1,610,155)	—	—	—	—	(26)	(26)	—	(26)
Balance at June 30, 2017	439,187,978	(165,083,710)	274,104,268	$4	$3,056	$7	$2,997	$(2,524)	$3,540	$24	$3,564

Balance at December 31, 2017	439,718,145	(176,667,573)	263,050,572	$4	$3,077	$61	$3,004	$(2,692)	$3,454	$31	$3,485
Comprehensive income:
Net income	—	—	—	—	—	—	210	—	210	—	210
Other comprehensive income (loss), net of tax	—	—	—	—	—	129	—	—	129	—	129
Total comprehensive income	—	—	—	—	—	—	—	—	339	—	339
Cash dividends:
Common stock ($.32 per share)	—	—	—	—	—	—	(85)	—	(85)	—	(85)
Dividend equivalent units related to employee stock- based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	5,134,238	—	5,134,238	—	39	—	—	—	39	—	39
Stock-based compensation expense	—	—	—	—	18	—	—	—	18	—	18
Common stock repurchased	—	—	—	—	—	—	—	—	—	—	—
Shares repurchased related to employee stock-based compensation plans	—	(3,557,504)	(3,557,504)	—	—	—	—	(49)	(49)	—	(49)
Reclassification from adoption of ASU No. 2018-02	—	—	—	—	—	13	(13)	—	—	—	—
Balance at June 30, 2018	444,852,383	(180,225,077)	264,627,306	$4	$3,134	$203	$3,114	$(2,741)	$3,714	$31	$3,745

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$210	$200
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on debt repurchases	8	—
Goodwill and acquired intangible asset impairment and amortization expense	16	11
Stock-based compensation expense	18	19
Mark-to-market (gains) losses on derivative and hedging activities	(63)	21
Provision for losses	199	212
(Increase) decrease in accrued interest receivable	(121)	28
Increase in accrued interest payable	86	17
Decrease in other assets	160	99
(Decrease) increase in other liabilities	(31)	23
Total net cash provided by operating activities	482	630
Investing activities
Education loans acquired	(1,555)	(5,711)
Reduction of education loans:
Installment payments	7,340	7,751
Other investing activities, net	(38)	(180)
Proceeds from maturities of other securities	9	15
Total net cash provided by investing activities	5,756	1,875
Financing activities
Borrowings collateralized by loans in trust — issued	5,443	4,090
Borrowings collateralized by loans in trust — repaid	(6,791)	(7,190)
Asset-backed commercial paper conduits, net	(3,449)	367
Long-term notes issued	495	1,353
Long-term notes repaid	(1,443)	(818)
Other financing activities, net	(46)	(37)
Common stock repurchased	—	(275)
Common dividends paid	(85)	(91)
Total net cash used in financing activities	(5,876)	(2,601)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	362	(96)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	4,646	4,712
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$5,008	$4,616
Cash disbursements made (refunds received) for:
Interest	$1,618	$1,379
Income taxes paid	$24	$103
Income taxes received	$(2)	$—
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$1,622	$1,153
Restricted cash and restricted cash equivalents	3,386	3,463
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$5,008	$4,616

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2017 Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and six months ended June 30, 2017 to be consistent with classifications adopted for 2018, and had no effect on net income, total assets, or total liabilities.

Recently Issued Accounting Pronouncements

Effective in 2018

Revenue Recognition

As of January 1, 2018, we adopted Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. The contract transaction price is allocated to each distinct contractual performance obligation and recognized as revenue at a point in time or over time when or as the good or service is provided to the customer and the performance obligation is satisfied. Generally, our performance obligations are satisfied over time. In conjunction with our implementation plan, we identified revenue streams related to asset recovery and other business processing within our Federal Education Loans and Business Processing segments that are within the scope of the new standard and reviewed related contracts. We determined there was no material change in the timing of our recognition of our asset recovery and business processing revenue or expenses and we did not record a cumulative adjustment as of January 1, 2018 as a result of the adoption of ASC 606. In connection with adopting ASC 606, we recognized $9 million of revenue and $6 million of expenses in the six months ended June 30, 2018 related to a contract in our Business Processing segment that would have not been recognized under the prior accounting standard until later in 2018.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

1.   Significant Accounting Policies (Continued)

The new guidance does not apply to financial instruments and transfers and servicing that are accounted for under other U.S. GAAP. Accordingly, the new revenue recognition guidance does not have an impact on our recognition of revenue and costs associated with our loan portfolios, investments, derivatives and servicing contracts.  However, we considered the ASC 606 principal versus agent guidance with respect to certain asset recovery guarantor servicing contracts pursuant to which we serve in a portfolio management role and use third-party collection agencies.  We determined that we are required under the new accounting standard to reflect payments to third-party collection agencies as revenue and operating expense.  Under the prior accounting standards, we netted payments to third-party collection agencies against revenue.  We adopted the new accounting standard using the “cumulative effect transition adjustment” which results in prospectively making this change in 2018.  This change in accounting policy resulted in both asset recovery revenue and operating expense in the Federal Education Loan segment being $18 million higher for the six months ended June 30, 2018, with no impact on net income. See “Note 11 – Revenue from Contracts with Customers” for the new required disclosures.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

1.   Significant Accounting Policies (Continued)

Effective in 2019

Leases

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must be recognized as assets and liabilities on the balance sheet of the lessee. A right-of-use asset and lease obligation will be recorded for all leases with a term exceeding twelve months, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. The standard allows the option to apply the new guidance prospectively at the effective date, without adjustment to comparative periods presented with certain practical expedients available. It will be effective for the Company as of January 1, 2019. Early adoption is permitted. We continue to assess the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures, but expect it to be immaterial.

Hedging Activities

On August 28, 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging,” which is intended to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and are intended to better align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard will be effective for the Company as of January 1, 2019. We are currently assessing the impact this new standard will have on our consolidated financial statements and footnote disclosures, but expect it to be immaterial.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Three Months Ended June 30, 2018
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$59	$1,298	$10	$1,367
Total provision	40	72	—	112
Charge-offs(1)	(17)	(75)	—	(92)
Reclassification of interest reserve(2)	—	2	—	2
Ending balance	$82	$1,297	$10	$1,389
Allowance Ending Balance:
Individually evaluated for impairment — TDR	$—	$1,142	$9	$1,151
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	82	155	1	238
Purchased Non-Credit Impaired Loans acquired at a discount(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—
Ending total allowance	$82	$1,297	$10	$1,389
Loans Ending Balance:
Individually evaluated for impairment — TDR	$—	$10,679	$28	$10,707
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	73,018	11,411	51	84,480
Purchased Non-Credit Impaired Loans acquired at a discount(3)	3,034	2,386	—	5,420
Purchased Credit Impaired Loans(3)	—	236	—	236
Ending total loans(4)	$76,052	$24,712	$79	$100,843
Charge-offs as a percentage of average loans in repayment	.11%	1.34%	2.63%
Allowance coverage of charge-offs	1.2	4.3	5.1
Allowance as a percentage of the ending total loan balance	.11%	5.25%	12.54%
Allowance as a percentage of the ending loans in repayment	.13%	5.85%	12.54%
Ending total loans(4)	$76,052	$24,712	$79
Average loans in repayment	$64,238	$22,289	$73
Ending loans in repayment	$62,952	$22,174	$79

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

(3)

The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of June 30, 2018. The losses of the Purchased Non-Credit Impaired Loans acquired at a discount are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $40 million and $362 million, respectively, as of June 30, 2018 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of June 30, 2018.

(4)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Three Months Ended June 30, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$64	$1,311	$16	$1,391
Total provision	10	95	—	105
Charge-offs(1)	(13)	(122)	(1)	(136)
Reclassification of interest reserve(2)	—	2	—	2
Ending balance	$61	$1,286	$15	$1,362
Allowance Ending Balance:
Individually evaluated for impairment — TDR	$—	$1,153	$10	$1,163
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	61	133	5	199
Purchased Non-Credit Impaired Loans acquired at a discount(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—
Ending total allowance	$61	$1,286	$15	$1,362
Loans Ending Balance:
Individually evaluated for impairment - TDR	$—	11,020	31	$11,051
Collectively evaluated for impairment
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	81,984	12,467	174	94,625
Purchased Non-Credit Impaired Loans acquired at a discount(3)	3,463	2,755	—	6,218
Purchased Credit Impaired Loans(3)	—	261	—	261
Ending total loans(4)	$85,447	$26,503	$205	$112,155
Charge-offs as a percentage of average loans in repayment	.08%	2.25%	2.37%
Allowance coverage of charge-offs	1.1	2.6	3.3
Allowance as a percentage of the ending total loan balance	.07%	4.85%	7.49%
Allowance as a percentage of the ending loans in repayment	.09%	5.45%	7.49%
Ending total loans(4)	$85,447	$26,503	$205
Average loans in repayment	$68,915	$21,621	$197
Ending loans in repayment	$70,095	$23,613	$205

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2018
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$60	$1,297	$10	$1,367
Total provision	50	149	—	199
Charge-offs(1)	(28)	(153)	—	(181)
Reclassification of interest reserve(2)	—	4	—	4
Ending balance	$82	$1,297	$10	$1,389
Allowance Ending Balance:
Individually evaluated for impairment - TDR	$—	$1,142	$9	$1,151
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	82	155	1	238
Purchased Non-Credit Impaired Loans acquired at a discount(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—
Ending total allowance	$82	$1,297	$10	$1,389
Loans Ending Balance:
Individually evaluated for impairment - TDR	$—	$10,679	$28	$10,707
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	73,018	11,411	51	84,480
Purchased Non-Credit Impaired Loans acquired at a discount(3)	3,034	2,386	—	5,420
Purchased Credit Impaired Loans(3)	—	236	—	236
Ending total loans(4)	$76,052	$24,712	$79	$100,843
Charge-offs as a percentage of average loans in repayment	.09%	1.37%	1.13%
Allowance coverage of charge-offs	1.5	4.2	11.9
Allowance as a percentage of the ending total loan balance	.11%	5.25%	12.21%
Allowance as a percentage of the ending loans in repayment	.13%	5.85%	12.21%
Ending total loans(4)	$76,052	$24,712	$79
Average loans in repayment	$64,940	$22,474	$72
Ending loans in repayment	$62,952	$22,174	$79

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

(3)

The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of June 30, 2018. The losses of the Purchased Non-Credit Impaired Loans acquired at a discount are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $40 million and $362 million, respectively, as of June 30, 2018 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of June 30, 2018.

(4)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$67	$1,351	$15	$1,433
Total provision	20	190	2	212
Charge-offs(1)	(26)	(259)	(2)	(287)
Reclassification of interest reserve(2)	—	4	—	4
Ending balance	$61	$1,286	$15	$1,362
Allowance Ending Balance:
Individually evaluated for impairment - TDR	$—	$1,153	$10	$1,163
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	61	133	5	199
Purchased Non-Credit Impaired Loans acquired at a discount(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—
Ending total allowance	$61	$1,286	$15	$1,362
Loans Ending Balance:
Individually evaluated for impairment - TDR	$—	$11,020	$31	$11,051
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	81,984	12,467	174	94,625
Purchased Non-Credit Impaired Loans acquired at a discount(3)	3,463	2,755	—	6,218
Purchased Credit Impaired Loans(3)	—	261	—	261
Ending total loans(4)	$85,447	$26,503	$205	$112,155
Charge-offs as a percentage of average loans in repayment	.08%	2.40%	2.22%
Allowance coverage of charge-offs	1.2	2.5	3.7
Allowance as a percentage of the ending total loan balance	.07%	4.85%	7.49%
Allowance as a percentage of the ending loans in repayment	.09%	5.45%	7.49%
Ending total loans(4)	$85,447	$26,503	$205
Average loans in repayment	$69,108	$21,706	$185
Ending loans in repayment	$70,095	$23,613	$205

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

      Key Credit Quality Indicators

FFELP Loans are substantially insured and guaranteed as to their principal and accrued interest in the event of default. The key credit quality indicator for this portfolio is loan status. The impact of changes in loan status is incorporated quarterly into the allowance for loan losses calculation.

	FFELP Loan Delinquencies
	June 30, 2018		December 31, 2017
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,372		$4,711
Loans in forbearance(2)	8,728		8,533
Loans in repayment and percentage of each status:
Loans current	54,780	87.0%	59,264	87.3%
Loans delinquent 31-60 days(3)	2,344	3.7	2,638	3.9
Loans delinquent 61-90 days(3)	1,110	1.8	1,763	2.6
Loans delinquent greater than 90 days(3)	4,718	7.5	4,188	6.2
Total FFELP Loans in repayment	62,952	100%	67,853	100%
Total FFELP Loans, gross	76,052		81,097
FFELP Loan unamortized premium	639		666
Total FFELP Loans	76,691		81,763
FFELP Loan allowance for losses	(82)		(60)
FFELP Loans, net	$76,609		$81,703
Percentage of FFELP Loans in repayment		82.8%		83.7%
Delinquencies as a percentage of FFELP Loans in repayment		13.0%		12.7%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.2%		11.2%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

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

	Private Education Loan Credit Quality Indicators
	TDR
	June 30, 2018		December 31, 2017
(Dollars in millions)	Balance(2)	% of Balance	Balance(2)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$9,436	92%	$9,647	92%
FICO below 640	860	8	889	8
Total	$10,296	100%	$10,536	100%
School Type:
Not-for-profit	$8,096	79%	$8,247	78%
For-profit	2,200	21	2,289	22
Total	$10,296	100%	$10,536	100%
Cosigners:
With cosigner	$6,340	62%	$6,441	61%
Without cosigner	3,956	38	4,095	39
Total	$10,296	100%	$10,536	100%
Seasoning(1):
1-12 payments	$412	4%	$506	5%
13-24 payments	542	5	644	6
25-36 payments	792	8	947	9
37-48 payments	1,108	11	1,271	12
More than 48 payments	6,993	68	6,691	63
Not yet in repayment	449	4	477	5
Total	$10,296	100%	$10,536	100%

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Balance equals the gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators
	Non-TDR
	June 30, 2018		December 31, 2017
(Dollars in millions)	Balance(2)	% of Balance	Balance(2)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$13,144	96%	$13,752	96%
FICO below 640	548	4	592	4
Total	$13,692	100%	$14,344	100%
School Type:
Not-for-profit	$11,817	86%	$12,431	87%
For-profit	1,875	14	1,913	13
Total	$13,692	100%	$14,344	100%
Cosigners:
With cosigner	$8,020	59%	$9,193	64%
Without cosigner	5,672	41	5,151	36
Total	$13,692	100%	$14,344	100%
Seasoning(1):
1-12 payments	$2,004	15%	$1,424	10%
13-24 payments	637	5	437	3
25-36 payments	355	2	466	3
37-48 payments	537	4	867	6
More than 48 payments	9,679	71	10,566	74
Not yet in repayment	480	3	584	4
Total	$13,692	100%	$14,344	100%

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Balance equals the gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	TDR Private Education Loan Delinquencies
	June 30, 2018		December 31, 2017
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$449		$477
Loans in forbearance(2)	690		681
Loans in repayment and percentage of each status:
Loans current	8,041	87.8%	8,333	88.9%
Loans delinquent 31-60 days(3)	370	4.1	351	3.7
Loans delinquent 61-90 days(3)	215	2.3	207	2.2
Loans delinquent greater than 90 days(3)	531	5.8	487	5.2
Total TDR loans in repayment	9,157	100%	9,378	100%
Total TDR loans, gross	10,296		10,536
TDR loans unamortized discount	(220)		(225)
Total TDR loans	10,076		10,311
TDR loans receivable for partially charged-off loans	383		385
TDR loans allowance for losses	(1,142)		(1,171)
TDR loans, net	$9,317		$9,525
Percentage of TDR loans in repayment		88.9%		89.0%
Delinquencies as a percentage of TDR loans in repayment		12.2%		11.1%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		7.0%		6.8%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

	Non-TDR Private Education Loan Delinquencies
	June 30, 2018		December 31, 2017
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$480		$584
Loans in forbearance(2)	195		214
Loans in repayment and percentage of each status:
Loans current	12,826	98.5%	13,257	97.9%
Loans delinquent 31-60 days(3)	83	.6	120	.9
Loans delinquent 61-90 days(3)	37	.3	59	.4
Loans delinquent greater than 90 days(3)	71	.6	110	.8
Total non-TDR loans in repayment	13,017	100%	13,546	100%
Total non-TDR loans, gross	13,692		14,344
Non-TDR loans unamortized discount	(627)		(699)
Total non-TDR loans	13,065		13,645
Non-TDR loans receivable for partially charged-off loans	341		375
Non-TDR loans allowance for losses	(155)		(126)
Non-TDR loans, net	$13,251		$13,894
Percentage of non-TDR loans in repayment		95.1%		94.4%
Delinquencies as a percentage of non-TDR loans in repayment		1.5%		2.1%
Loans in forbearance as a percentage of non- TDR loans in repayment and forbearance		1.5%		1.6%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

     Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 or more days past due, we charge off the estimated loss of a defaulted loan balance. We refer to the remaining loan balance as the “receivable for partially charged-off loans.” Actual recoveries are applied against this receivable balance. If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for Private Education Loan losses.

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Receivable at beginning of period	$741	$800	$760	$815
Expected future recoveries of current period defaults(1)	19	29	38	63
Recoveries(2)	(36)	(40)	(74)	(84)
Charge-offs(3)	—	(5)	—	(10)
Receivable at end of period	$724	$784	$724	$784

(1)	Represents our estimate of the amount to be collected in the future.
(2)	Current period cash collections.
(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for customers experiencing financial difficulty. Where we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan, these are classified as TDRs. Approximately 63 percent and 61 percent of the loans granted forbearance have qualified as a TDR loan at June 30, 2018 and December 31, 2017, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

At June 30, 2018 and December 31, 2017, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

(Dollars in millions)	June 30, 2018	December 31, 2017
Recorded investment(1)	$10,655	$10,890
Total ending loans(2)	$10,679	$10,921
Related allowance	$1,142	$1,171

(1)	Recorded investment is equal to the unpaid principal balance (which includes the receivable for partially charged-off loans), accrued interest and unamortized discount.
(2)	Total ending loans includes the receivable for partially charged-off loans.

The following tables provide the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Average recorded investment	$10,733	$11,012	$10,794	$11,052
Interest income recognized	$187	$176	$367	$348

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Modified loans(1)	$137	$203	$307	$418
Charge-offs(2)	$60	$94	$120	$200
Payment default	$33	$47	$70	$101

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.
(2)	Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

2.	Allowance for Loan Losses (Continued)

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans.

(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
June 30, 2018
TDR	$198	$27	$22
Non-TDR	167	4	1
Total	$365	$31	$23
December 31, 2017
TDR	$196	$20	$20
Non-TDR	187	4	6
Total	$383	$24	$26

3.	Borrowings

The following table summarizes our borrowings.

	June 30, 2018			December 31, 2017
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$2,235	$10,771	$13,006	$1,306	$12,624	$13,930
Total unsecured borrowings	2,235	10,771	13,006	1,306	12,624	13,930
Secured borrowings:
FFELP Loan securitizations	—	69,786	69,786	—	71,208	71,208
Private Education Loan securitizations(2)	960	12,507	13,467	686	12,646	13,332
FFELP Loan — other facilities	593	4,533	5,126	1,536	6,830	8,366
Private Education Loan — other facilities	698	1,485	2,183	684	1,710	2,394
Other(3)	276	—	276	538	—	538
Total secured borrowings	2,527	88,311	90,838	3,444	92,394	95,838
Total before hedge accounting adjustments	4,762	99,082	103,844	4,750	105,018	109,768
Hedge accounting adjustments	(10)	(392)	(402)	21	(6)	15
Total	$4,752	$98,690	$103,442	$4,771	$105,012	$109,783

(1)

Includes principal amount of $2.2 billion and $1.3 billion of short-term debt as of June 30, 2018 and December 31, 2017, respectively. Includes principal amount of $10.9 billion and $12.7 billion of long-term debt as of June 30, 2018 and December 31, 2017, respectively.

(2)

Includes $960 million and $686 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Repurchase Facilities”) as of June 30, 2018 and December 31, 2017, respectively. Includes $1.8 billion and $1.3 billion of long-term debt related to the Repurchase Facilities as of June 30, 2018, and December 31, 2017, respectively.

(3)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

3.	Borrowings (Continued)

     Variable Interest Entities

We consolidated the following financing VIEs as of June 30, 2018 and December 31, 2017, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	June 30, 2018
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$69,786	$69,786	$70,574	$2,472	$1,452	$74,498
Private Education Loan securitizations(1)	960	12,507	13,467	16,868	656	218	17,742
FFELP Loan — other facilities	593	1,907	2,500	2,533	102	74	2,709
Private Education Loan — other facilities	698	1,485	2,183	2,959	96	28	3,083
Total before hedge accounting adjustments	2,251	85,685	87,936	92,934	3,326	1,772	98,032
Hedge accounting adjustments	—	(375)	(375)	—	—	(527)	(527)
Total	$2,251	$85,310	$87,561	$92,934	$3,326	$1,245	$97,505

	December 31, 2017
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$71,208	$71,208	$72,145	$2,335	$1,078	$75,558
Private Education Loan securitizations(1)	686	12,646	13,332	17,739	484	237	18,460
FFELP Loan — other facilities	1,536	3,999	5,535	5,565	204	156	5,925
Private Education Loan — other facilities	684	1,710	2,394	3,147	68	31	3,246
Total before hedge accounting adjustments	2,906	89,563	92,469	98,596	3,091	1,502	103,189
Hedge accounting adjustments	—	(246)	(246)	—	—	(342)	(342)
Total	$2,906	$89,317	$92,223	$98,596	$3,091	$1,160	$102,847

(1)

Includes $960 million of short-term debt, $1.8 billion of long-term debt and $170 million of restricted cash related to the Repurchase Facilities as of June 30, 2018. Includes $686 million of short-term debt, $1.3 billion of long-term debt and $96 million of restricted cash related to the Repurchase Facilities as of December 31, 2017.

4.	Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2017 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2017 Form 10-K for a full discussion.

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2018 and December 31, 2017, and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2018 and 2017.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$95	$168	$290	$8	$7	$176	$392
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	24	88	—	—	24	88
Total derivative assets(2)		—	95	192	378	8	7	200	480
Derivative Liabilities:
Interest rate swaps	Interest rate	—	(16)	(59)	(102)	(64)	(71)	(123)	(189)
Floor Income Contracts	Interest rate	—	—	—	—	(40)	(74)	(40)	(74)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(553)	(410)	(39)	(44)	(592)	(454)
Other(3)	Interest rate	—	—	—	—	(12)	(18)	(12)	(18)
Total derivative liabilities(2)		—	(16)	(612)	(512)	(155)	(207)	(767)	(735)
Net total derivatives		$—	$79	$(420)	$(134)	$(147)	$(200)	$(567)	$(255)

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

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Gross position	$200	$480	$(767)	$(735)
Impact of master netting agreements	(31)	(42)	31	42
Derivative values with impact of master netting agreements (as carried on balance sheet)	169	438	(736)	(693)
Cash collateral (held) pledged	(268)	(536)	217	235
Net position	$(99)	$(98)	$(519)	$(458)

(3)    “Other” includes derivatives related to our Total Return Swap Facility, as well as a forward contract outstanding as of June 30, 2018 to purchase $60 million of our common shares outstanding. This forward contract was entered into in May 2018 and settled on July 2, 2018. At settlement, Navient delivered $60 million cash in exchange for 4.3 million common shares.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

4.	Derivative Financial Instruments (Continued)

The above fair values at June 30, 2018 reflect rule changes adopted by clearing organizations that require entities to treat derivative assets, liabilities and the related variation margin as a settlement of the derivative position for legal and accounting purposes, rather than recording these positions on a gross basis with a related collateral receivable or payable. As a result, the tables above reflect a reduction of $274 million of derivative assets and $203 million of derivative liabilities as of June 30, 2018, that previously were reported on a gross basis but are now settled and not subject to collateral.

The above fair values also include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at June 30, 2018 and December 31, 2017 by $16 million and $6 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at June 30, 2018 and December 31, 2017 by $24 million and $30 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017	Jun 30, 2018	Dec 31, 2017
Notional Values:
Interest rate swaps	$25.7	$24.1	$11.7	$12.4	$76.3	$72.0	$113.7	$108.5
Floor Income Contracts	—	—	—	—	27.9	21.9	27.9	21.9
Cross-currency interest rate swaps	—	—	4.8	6.7	.3	.3	5.1	7.0
Other(1)	—	—	—	—	.4	.5	.4	.5
Total derivatives	$25.7	$24.1	$16.5	$19.1	$104.9	$94.7	$147.1	$137.9

(1)	“Other” includes derivatives related to our Total Return Swap Facility, as well as a forward contract outstanding as of June 30, 2018 to purchase $60 million of our common shares outstanding.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

4.     Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Income

	Total Gains (Losses) (1)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Fair Value Hedges:(2)
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$(71)	$18	$(258)	$(66)
Gains (losses) recognized in net income on hedged items	66	(38)	290	23
Net fair value hedge ineffectiveness gains (losses)	(5)	(20)	32	(43)
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	(283)	459	(207)	577
Gains (losses) recognized in net income on hedged items	257	(442)	128	(604)
Net fair value hedge ineffectiveness gains (losses)	(26)	17	(79)	(27)
Total fair value hedges	(31)	(3)	(47)	(70)
Cash Flow Hedges:(2)
Interest rate swaps(3)	—	—	—	—
Total cash flow hedges	—	—	—	—
Trading
Interest rate swaps	(4)	(3)	18	10
Floor income contracts	10	(5)	33	28
Cross currency interest rate swaps	(14)	(6)	2	5
Other	(1)	(8)	2	(14)
Total trading derivatives	(9)	(22)	55	29
Gains (losses) on derivative and hedging activities, net	$(40)	$(25)	$8	$(41)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.
(2)	The accrued interest income (expense) on fair value hedges and cash flow hedges is recorded in net interest income (expense) and is excluded from this table.
(3)	Represents ineffectiveness related to cash flow hedges.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

4.Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	June 30, 2018	December 31, 2017
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$268	$536
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	109	297
Total collateral held	$377	$833
Derivative asset at fair value including accrued interest	$204	$618
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$217	$235
Total collateral pledged	$217	$235
Derivative liability at fair value including accrued interest and premium receivable	$684	$659

(1)    The Company has the ability to sell or re-pledge securities it holds as collateral.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $112 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

5.	Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	June 30, 2018	December 31, 2017
Accrued interest receivable, net	$1,945	$1,965
Benefit and insurance-related investments	485	481
Income tax asset, net current and deferred	293	380
Derivatives at fair value	169	438
Fixed assets, net	144	156
Accounts receivable	104	108
Other loans, net	69	59
Other	395	438
Total	$3,604	$4,025

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

6.	Business Combinations, Goodwill and Acquired Intangible Assets

Acquisitions are accounted for under the acquisition method of accounting as defined in ASC 805, “Business Combinations.” The Company allocates the purchase price to the fair value of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser.

Goodwill resulting from our acquisitions is assigned to a reporting unit or units.  A reporting unit is the same or one level below an operating segment.  As discussed in “Note 12 – Segment Reporting," we have the following new reportable operating segments effective first-quarter 2018: Federal Education Loans, Consumer Lending, Business Processing and Other.  As a result of this change in our reporting structure, our reporting units with goodwill as of June 30, 2018 include (1) FFELP Loans within the Federal Education Loans reportable operating segment, (2) Private Education Loans (Other) and Private Education Refinance Loans (inclusive of what formerly constituted our Earnest reporting unit), both of which are included in our Consumer Lending reportable operating segment, and (3) Government Services (formerly our Gila reporting unit) and Healthcare Services, both of which are included in our Business Processing reportable operating segment.  There was no change in our allocation of goodwill as a result of this change in reportable operating segments and reporting units.

Acquisition of Earnest

In November 2017, Navient acquired a 95 percent majority controlling interest in Earnest for approximately $149 million in cash. Earnest is a leading financial technology and education finance company that originates Private Education Refinance Loans. We have engaged an independent appraiser to assist in the valuation of the assets acquired and liabilities assumed including identifiable intangible assets, primarily the trade name and developed technology. We anticipate the purchase price allocation will be completed in the third quarter 2018. The preliminary estimate of goodwill is $89 million. The results of operations of Earnest have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Consumer Lending segment and its Private Education Refinance Loans reporting unit. Navient has not disclosed the pro forma impact of this acquisition to the results of operations for the three and six months ended June 30, 2018 and 2017, as the pro forma impact was deemed immaterial.

Acquisition of Duncan Solutions

In July 2017, Navient acquired a 100 percent controlling interest in Duncan Solutions for approximately $86 million in cash. Duncan Solutions is a leading transportation revenue management company serving municipalities and toll authorities, offering a range of technology-enabled products and services to support its clients’ parking and tolling operations. We engaged an independent appraiser to assist in the valuation of the assets acquired and liabilities assumed including identifiable intangible assets, primarily customer relationships, the trade name and developed technology. In July 2018, the Company finalized its purchase price allocation for Duncan Solutions, which resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of $39 million. The results of operations of Duncan Solutions have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Processing segment and its Government Services reporting unit. Navient has not disclosed the pro forma impact of this acquisition to the results of operations for the three and six months ended June 30, 2018 and 2017, as the pro forma impact was deemed immaterial.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

7.	Stockholders’ Equity

The following table summarizes common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Common stock repurchased(1)	—	10,936,715	—	18,300,007
Average purchase price per share	$—	$15.10	$—	$15.04
Shares repurchased related to employee stock-based compensation plans(2)	92,369	255,875	3,557,504	1,610,155
Average purchase price per share	$14.53	$15.70	$13.77	$15.58
Common shares issued(3)	113,171	355,802	5,134,238	3,150,312

(1)	Common shares purchased under our share repurchase program.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on June 29, 2018 was $13.03.

Dividend and Share Repurchase Program

In June 2018, we paid a common stock dividend of $0.16 per share.

As of June 30, 2018, the remaining common share repurchase authority was $160 million. We entered into a derivative contract in May 2018 to purchase $60 million of common shares. We settled this contract in July 2018 by delivering $60 million in cash in exchange for 4.3 million common shares, resulting in a remaining common share repurchase authority of $100 million.

In the six months ended June 30, 2017, we repurchased 18.3 million shares of common stock for $275 million.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

8.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2018	2017	2018	2017
Numerator:
Net income attributable to Navient Corporation	$83	$112	$210	$200
Denominator:
Weighted average shares used to compute basic EPS	265	280	264	284
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, derivative contracts and Employee Stock Purchase Plan (“ESPP”)(1)	4	5	5	7
Dilutive potential common shares(2)	4	5	5	7
Weighted average shares used to compute diluted EPS	269	285	269	291
Basic earnings per common share attributable to Navient Corporation	$.31	$.40	$.79	$.70
Diluted earnings per common share attributable to Navient Corporation	$.31	$.39	$.78	$.69

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method, and derivative contracts determined by the reverse treasury stock method.

(2)

For the three months ended June 30, 2018 and 2017, securities covering approximately 10 million and 5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2018 and 2017, securities covering approximately 10 million and 5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive

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

During the three and six months ended June 30, 2018, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

9.	Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2018				December 31, 2017
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage- backed securities	$—	$—	$—	$—	$—	$—	$—	$—
Other	—	2	—	2	—	2	—	2
Total available-for-sale investments	—	2	—	2	—	2	—	2
Derivative instruments:(1)
Interest rate swaps	—	169	7	176	—	388	4	392
Cross-currency interest rate swaps	—	—	24	24	—	—	88	88
Total derivative assets(2)	—	169	31	200	—	388	92	480
Total	$—	$171	$31	$202	$—	$390	$92	$482
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$(83)	$(40)	$(123)	$—	$(144)	$(45)	$(189)
Floor Income Contracts	—	(40)	—	(40)	—	(74)	—	(74)
Cross-currency interest rate swaps	—	(39)	(553)	(592)	—	(44)	(410)	(454)
Other	—	(4)	(8)	(12)	—	—	(18)	(18)
Total derivative liabilities(2)	—	(166)	(601)	(767)	—	(262)	(473)	(735)
Total	$—	$(166)	$(601)	$(767)	$—	$(262)	$(473)	$(735)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See “Note 4—Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
(3)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

9.    Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended June 30,
	2018				2017
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(37)	$(246)	$(12)	$(295)	$(42)	$(1,125)	$(16)	$(1,183)
Total gains/(losses):
Included in earnings(1)	3	(314)	3	(308)	(7)	430	(8)	415
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	1	31	1	33	1	29	2	32
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(33)	$(529)	$(8)	$(570)	$(48)	$(666)	$(22)	$(736)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$4	$(283)	$4	$(275)	$(6)	$459	$(6)	$447

	Six Months Ended June 30,
	2018				2017
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(41)	$(322)	$(18)	$(381)	$(46)	$(1,243)	$(13)	$(1,302)
Total gains/(losses):
Included in earnings(1)	6	(265)	6	(253)	(5)	519	(13)	501
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	2	58	4	64	3	58	4	65
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(33)	$(529)	$(8)	$(570)	$(48)	$(666)	$(22)	$(736)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$7	$(180)	$10	$(163)	$(2)	$516	$(9)	$505

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Gains (losses) on derivative and hedging activities, net	$(277)	$444	$(195)	$559
Interest expense	(31)	(29)	(58)	(58)
Total	$(308)	$415	$(253)	$501

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

9.    Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at June 30, 2018	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Prime/LIBOR basis swaps	$(33)	Discounted cash flow	Constant Prepayment Rate	6%
			Bid/ask adjustment to	.08% — .08%
			discount rate	(.08%)
Cross-currency interest rate swaps	(529)	Discounted cash flow	Constant Prepayment Rate	4%
Other	(8)
Total	$(570)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

9.    Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2018			December 31, 2017
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$76,761	$76,609	$152	$82,271	$81,703	$568
Private Education Loans	23,648	22,568	1,080	24,421	23,419	1,002
Cash and investments(1)	5,370	5,370	—	5,034	5,034	—
Total earning assets	105,779	104,547	1,232	111,726	110,156	1,570
Interest-bearing liabilities
Short-term borrowings	4,782	4,752	(30)	4,783	4,771	(12)
Long-term borrowings	98,883	98,690	(193)	104,921	105,012	91
Total interest-bearing liabilities	103,665	103,442	(223)	109,704	109,783	79
Derivative financial instruments
Floor Income Contracts	(40)	(40)	—	(74)	(74)	—
Interest rate swaps	53	53	—	203	203	—
Cross-currency interest rate swaps	(568)	(568)	—	(366)	(366)	—
Other	(12)	(12)	—	(18)	(18)	—
Excess of net asset fair value over carrying value			$1,009			$1,649

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $2 million and $2 million at June 30, 2018 and December 31, 2017, respectively, versus a fair value of $2 million and $2 million at June 30, 2018 and December 31, 2017, respectively.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

10.	Commitments and Contingencies (Continued)

In January 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the CFPA, the FCPA, FCRA, FDCPA and various state consumer protection laws. In October 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC, containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. Additionally, the Attorneys General for the States of California and Mississippi recently initiated similar actions against the Company and certain subsidiaries alleging violations of various state and federal consumer protection laws. We refer to the Illinois, Pennsylvania, Washington, California and Mississippi Attorneys General collectively as the “State Attorneys General.” In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. As the Company has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. We therefore have denied these allegations and intend to vigorously defend against the allegations in each of these cases. For additional information on these civil actions, please refer to section entitled “Regulatory Matters” below.

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

As previously disclosed, the Company and various of its subsidiaries have been subject to the following investigations and inquiries:

•

In December 2013, Navient received Civil Investigative Demands (“CIDs”) issued by the Illinois Attorney General, the Washington Attorney General and multiple other state Attorneys General. According to the CIDs, the investigations were initiated to ascertain whether any practices declared to be unlawful under the Consumer Fraud and Deceptive Business Practices Act have occurred or are about to occur. The Company subsequently received separate but similar CIDs or subpoenas from the Attorneys General of the District of Columbia, Kansas and Colorado.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

10.   Commitments and Contingencies (Continued)

•

In December 2014, Solutions received a subpoena from the New York Department of Financial Services (the “NY DFS”) as part of the NY DFS’s inquiry with regard to whether persons or entities have engaged in fraud or misconduct with respect to a financial product or service under New York Financial Services Law or other laws.

The CFPB, Washington Attorney General and Illinois Attorney General lawsuits relate to matters which were covered under the CIDs or the NORA letter discussed above. In addition, various State Attorneys General have filed suits alleging violations of various state and federal consumer protection laws covering matters similar to those covered by the CIDs or the NORA letter.  For more information about these cases, see the section above entitled “Legal Proceedings.” As stated above, we have denied these allegations and intend to vigorously defend against the allegations in each of these cases.

With respect to alleged civil violations of the Servicemembers Civil Relief Act (the “SCRA”), Navient Solutions, LLC (“Solutions”), a wholly owned subsidiary of Navient, and Sallie Mae Bank entered into a consent order with the U.S. Department of Justice (“DOJ”) in May 2014. The DOJ consent order (the “DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by Solutions from November 28, 2005 until the effective date of the settlement. The Company believes it has fulfilled the terms of the DOJ order, including the monetary portions of the order. The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of June 30, 2018, substantially all of this amount had been paid. The final cost of these proceedings will remain uncertain until the remaining consent order is lifted or terminates in accordance with its terms in late 2018.

Under the terms of the Separation Agreement between the Company and SLM BankCo, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the terms, conditions and limitations set forth in the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above, other than fines or penalties directly levied against Sallie Mae Bank and other matters specifically excluded. Navient has no additional reserves related to indemnification matters with SLM BankCo as of June 30, 2018.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. In September 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG in August 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. In August 2016, we filed our notice of appeal to the Administrative Actions and Appeals Service Group of ED. A hearing was held in April 2017 and a ruling has not yet been issued. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 as part of the total reserve for pending regulatory matters discussed previously and does not believe, at this time, that an adverse ruling would have a material effect on the Company as a whole.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

10.   Commitments and Contingencies (Continued)

Contingencies

As of June 30, 2018, we concluded that a contingency loss was no longer probable of occurring. Accordingly, the related $40 million contingency reserve was released as a reduction of operating expenses.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

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

The following tables illustrate the disaggregation of revenue from contracts with customers according to service type and client type by reportable operating segment.

     Revenue by Service Type

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$19	$—	$19	$39	$—	$39
Government services	—	41	41	—	94	94
Healthcare services	—	24	24	—	44	44
Total	$19	$65	$84	$39	$138	$177

     Revenue by Client Type

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$1	$2	$3	$2	$3	$5
Guarantor agencies	15	—	15	31	—	31
Other institutions	3	—	3	6	—	6
State and local government	—	23	23	—	49	49
Tolling authorities	—	16	16	—	42	42
Hospitals and other healthcare providers	—	24	24	—	44	44
Total	$19	$65	$84	$39	$138	$177

As of January 1, 2018 and June 30, 2018, there was $63 million and $70 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

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

These segments meet the quantitative thresholds for reportable operating segments.  Accordingly, the results of operations of these reportable operating segments are presented separately.  The underlying operating segments are used by the Company’s chief operating decision maker to manage the business, review operating performance and allocate resources, and qualify to be aggregated as part of the primary reportable operating segments.  As discussed further below, we measure the profitability of our operating segments based on Core Earnings net income.  Accordingly, information regarding our reportable operating segments is provided on a Core Earnings basis.  As a result of this change in segment reporting in the first quarter of 2018, prior periods have been recast for comparison purposes.

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

The following table includes GAAP basis asset information for our Federal Education Loans segment.

(Dollars in millions)	June 30, 2018	December 31, 2017
FFELP Loans, net	$76,609	$81,703
Cash and investments(1)	2,732	2,821
Other	2,209	2,601
Total assets	$81,550	$87,125

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

12.   Segment Reporting (Continued)

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

The following table includes GAAP basis asset information for our Consumer Lending segment.

(Dollars in millions)	June 30, 2018	December 31, 2017
Private Education Loans, net	$22,568	$23,419
Cash and investments(1)	803	706
Other	1,149	1,143
Total assets	$24,520	$25,268

(1)	Includes restricted cash and investments.

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

At June 30, 2018 and December 31, 2017, the Business Processing segment had total assets of $474 million and $466 million, respectively, on a GAAP basis.

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

At June 30, 2018 and December 31, 2017, the Other segment had total assets of $2.4 billion and $2.1 billion, respectively, on a GAAP basis.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

12.   Segment Reporting (Continued)

Measure of Profitability

We prepare financial statements and present financial results in accordance with GAAP. However, we also evaluate our business segments and present financial results on a basis that differs from GAAP. We refer to this different basis of presentation as Core Earnings. We provide this Core Earnings basis of presentation on a consolidated basis for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also refer to this information in our presentations with credit rating agencies, lenders and investors. Because our Core Earnings basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide Core Earnings disclosure in the notes to our consolidated financial statements for our business segments.

Core Earnings are not a substitute for reported results under GAAP. We use Core Earnings to manage our business segments because Core Earnings reflect adjustments to GAAP financial results for two items, discussed below, that are mostly due to timing factors generally beyond the control of management. Accordingly, we believe that Core Earnings provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the two items we remove from our Core Earnings presentations are:

1.

Mark-to-market gains/losses resulting from our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness; and

2.	The accounting for goodwill and acquired intangible assets.

While GAAP provides a uniform, comprehensive basis of accounting, for the reasons described above, our Core Earnings basis of presentation does not. Core Earnings are subject to certain general and specific limitations that investors should carefully consider. For example, there is no comprehensive, authoritative guidance for management reporting. Our Core Earnings are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Accordingly, our Core Earnings presentation does not represent a comprehensive basis of accounting. Investors, therefore, may not be able to compare our performance with that of other financial services companies based upon Core Earnings. Core Earnings results are only meant to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely used by management, our board of directors, credit rating agencies, lenders and investors to assess performance.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

12.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended June 30, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$775	$442	$—	$—	$1,217	$3	$(18)	$(15)	$1,202
Other loans	1	—	—	—	1	—	—	—	1
Cash and investments	12	3	—	9	24	—	—	—	24
Total interest income	788	445	—	9	1,242	3	(18)	(15)	1,227
Total interest expense	622	252	—	49	923	10	(4)	6	929
Net interest income (loss)	166	193	—	(40)	319	(7)	(14)	(21)	298
Less: provisions for loan losses	40	72	—	—	112	—	—	—	112
Net interest income (loss) after provisions for loan losses	126	121	—	(40)	207	(7)	(14)	(21)	186
Other income (loss):
Servicing revenue	68	3	—	—	71	—	—	—	71
Asset recovery and business processing revenue	34	—	65	—	99	—	—	—	99
Other income (loss)	—	—	—	3	3	7	(37)	(30)	(27)
Losses on debt repurchases	—	—	—	(7)	(7)	—	—	—	(7)
Total other income (loss)	102	3	65	(4)	166	7	(37)	(30)	136
Expenses:
Direct operating expenses	36	39	54	—	129	—	—	—	129
Overhead expenses	—	—	—	72	72	—	—	—	72
Operating expenses	36	39	54	72	201	—	—	—	201
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	6	6	6
Restructuring/other reorganization expenses	—	—	—	2	2	—	—	—	2
Total expenses	36	39	54	74	203	—	6	6	209
Income (loss) before income tax expense (benefit)	192	85	11	(118)	170	—	(57)	(57)	113
Income tax expense (benefit)(2)	44	19	3	(27)	39	—	(9)	(9)	30
Net income (loss)	$148	$66	$8	$(91)	$131	$—	$(48)	$(48)	$83

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(21)	$—	$(21)
Total other income (loss)	(30)	—	(30)
Goodwill and acquired intangible asset impairment and amortization	—	6	6
Total Core Earnings adjustments to GAAP	$(51)	$(6)	(57)
Income tax expense (benefit)			(9)
Net income (loss)			$(48)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

12.	Segment Reporting (Continued)

	Three Months Ended June 30, 2017
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$664	$386	$—	$—	$1,050	$18	$(14)	$4	$1,054
Other loans	6	—	—	—	6	—	—	—	6
Cash and investments	7	1	—	2	10	—	—	—	10
Total interest income	677	387	—	2	1,066	18	(14)	4	1,070
Total interest expense	498	192	—	33	723	(1)	(3)	(4)	719
Net interest income (loss)	179	195	—	(31)	343	19	(11)	8	351
Less: provisions for loan losses	10	95	—	—	105	—	—	—	105
Net interest income (loss) after provisions for loan losses	169	100	—	(31)	238	19	(11)	8	246
Other income (loss):
Servicing revenue	70	—	—	—	70	—	—	—	70
Asset recovery and business processing revenue	58	—	53	—	111	—	—	—	111
Other income (loss)	—	—	—	4	4	(19)	(4)	(23)	(19)
Total other income (loss)	128	—	53	4	185	(19)	(4)	(23)	162
Expenses:
Direct operating expenses	79	37	44	—	160	—	—	—	160
Overhead expenses	—	—	—	70	70	—	—	—	70
Operating expenses	79	37	44	70	230	—	—	—	230
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	6	6	6
Total expenses	79	37	44	70	230	—	6	6	236
Income (loss) before income tax expense (benefit)	218	63	9	(97)	193	—	(21)	(21)	172
Income tax expense (benefit)(2)	80	23	3	(36)	70	—	(10)	(10)	60
Net income (loss)	$138	$40	$6	$(61)	$123	$—	$(11)	$(11)	$112

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$8	$—	$8
Total other income (loss)	(23)	—	(23)
Goodwill and acquired intangible asset impairment and amortization	—	6	6
Total Core Earnings adjustments to GAAP	$(15)	$(6)	(21)
Income tax expense (benefit)			(10)
Net income (loss)			$(11)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

12.	Segment Reporting (Continued)

	Six Months Ended June 30, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,507	$873	$—	$—	$2,380	$11	$(35)	$(24)	$2,356
Other loans	2	—	—	—	2	—	—	—	2
Cash and investments	19	6	—	16	41	—	—	—	41
Total interest income	1,528	879	—	16	2,423	11	(35)	(24)	2,399
Total interest expense	1,193	490	—	91	1,774	4	(5)	(1)	1,773
Net interest income (loss)	335	389	—	(75)	649	7	(30)	(23)	626
Less: provisions for loan losses	50	149	—	—	199	—	—	—	199
Net interest income (loss) after provisions for loan losses	285	240	—	(75)	450	7	(30)	(23)	427
Other income (loss):
Servicing revenue	134	6	—	—	140	—	—	—	140
Asset recovery and business processing revenue	70	—	137	—	207	—	—	—	207
Other income (loss)	1	—	—	5	6	(7)	10	3	9
Losses on debt repurchases	—	—	—	(8)	(8)	—	—	—	(8)
Total other income (loss)	205	6	137	(3)	345	(7)	10	3	348
Expenses:
Direct operating expenses	115	95	113	—	323	—	—	—	323
Overhead expenses	—	—	—	153	153	—	—	—	153
Operating expenses	115	95	113	153	476	—	—	—	476
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	16	16	16
Restructuring/other reorganization expenses	—	—	—	9	9	—	—	—	9
Total expenses	115	95	113	162	485	—	16	16	501
Income (loss) before income tax expense (benefit)	375	151	24	(240)	310	—	(36)	(36)	274
Income tax expense (benefit)(2)	86	35	6	(55)	72	—	(8)	(8)	64
Net income (loss)	$289	$116	$18	$(185)	$238	$—	$(28)	$(28)	$210

(1)	Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(23)	$—	$(23)
Total other income (loss)	3	—	3
Goodwill and acquired intangible asset impairment and amortization	—	16	16
Total Core Earnings adjustments to GAAP	$(20)	$(16)	(36)
Income tax expense (benefit)			(8)
Net income (loss)			$(28)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

12.	Segment Reporting (Continued)

	Six Months Ended June 30, 2017
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,288	$759	$—	$—	$2,047	$38	$(27)	$11	$2,058
Other loans	10	—	—	—	10	—	—	—	10
Cash and investments	12	2	—	3	17	—	—	—	17
Total interest income	1,310	761	—	3	2,074	38	(27)	11	2,085
Total interest expense	956	379	—	62	1,397	2	(5)	(3)	1,394
Net interest income (loss)	354	382	—	(59)	677	36	(22)	14	691
Less: provisions for loan losses	22	190	—	—	212	—	—	—	212
Net interest income (loss) after provisions for loan losses	332	192	—	(59)	465	36	(22)	14	479
Other income (loss):
Servicing revenue	143	3	—	—	146	—	—	—	146
Asset recovery and business processing revenue	113	—	97	—	210	—	—	—	210
Other income (loss)	1	—	—	9	10	(36)	(16)	(52)	(42)
Total other income (loss)	257	3	97	9	366	(36)	(16)	(52)	314
Expenses:
Direct operating expenses	168	72	82	—	322	—	—	—	322
Overhead expenses	—	—	—	147	147	—	—	—	147
Operating expenses	168	72	82	147	469	—	—	—	469
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	11	11	11
Total expenses	168	72	82	147	469	—	11	11	480
Income (loss) before income tax expense (benefit)	421	123	15	(197)	362	—	(49)	(49)	313
Income tax expense (benefit)(2)	153	45	6	(72)	132	—	(19)	(19)	113
Net income (loss)	$268	$78	$9	$(125)	$230	$—	$(30)	$(30)	$200

(1)	Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$14	$—	$14
Total other income (loss)	(52)	—	(52)
Goodwill and acquired intangible asset impairment and amortization	—	11	11
Total Core Earnings adjustments to GAAP	$(38)	$(11)	(49)
Income tax expense (benefit)			(19)
Net income (loss)			$(30)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2018 and for the three and six months ended

June 30, 2018 and 2017 is unaudited) (Continued)

12.	Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	$(51)	$(15)	$(20)	$(38)
Net impact of goodwill and acquired intangible assets(2)	(6)	(6)	(16)	(11)
Net tax effect(3)	9	10	8	19
Total Core Earnings adjustments to GAAP	$(48)	$(11)	$(28)	$(30)

(1)

Derivative accounting: Core Earnings exclude periodic gains and losses that are caused by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP as well as the periodic mark-to-market gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP. These gains and losses occur in our Federal Education Loans, Consumer Lending and Other reportable segments. Under GAAP, for our derivatives that are held to maturity, the mark-to-market gain or loss over the life of the contract will equal $0 except for Floor Income Contracts where the mark-to-market gain will equal the amount for which we sold the contract. In our Core Earnings presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.

(2)	Goodwill and acquired intangible assets: Our Core Earnings exclude goodwill and intangible asset impairment and amortization of acquired intangible assets.
(3)	Net tax effect: Such tax effect is based upon our Core Earnings effective tax rate for the year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For us, these factors include, among others, the risks and uncertainties associated with:

•	increases in financing costs;
•	the availability of financing or limits on liquidity resulting from disruptions in the capital markets or other factors;
•	unanticipated increases in costs associated with compliance with federal, state or local laws and regulations;
•	changes in the demand for asset management and business processing solutions or other changes in marketplaces in which we compete (including increased competition);
•	changes in accounting standards including but not limited to changes pertaining to loan loss reserves and estimates or other accounting standards that may impact our operations;
•	adverse outcomes in any significant litigation to which we are a party;
•	credit risk associated with the Company’s underwriting standards or exposure to third parties, including counterparties to hedging transactions; and
•	changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws).

We could also be affected by, among other things:

•	unanticipated repayment trends on loans including prepayments or deferrals in our securitization trusts that could accelerate or delay repayment of the bonds;
•	reductions to our credit ratings, the credit ratings of asset-backed securitizations we sponsor or the credit ratings of the United States of America;
•	failures of our operating systems or infrastructure, or those of third-party vendors;
•	risks related to cybersecurity including the potential disruption of our systems or those of our third-party vendors or customers, or potential disclosure of confidential customer information;
•	damage to our reputation resulting from cyber-breaches, litigation, the politicization of student loan servicing or other actions or factors;
•	failure to successfully implement cost-cutting initiatives and adverse effects of such initiatives on our business;
•	failure to adequately integrate acquisitions or realize anticipated benefits from acquisitions including delays or errors in converting portfolio acquisitions to our servicing platform;
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

Navient is the largest private sector holder of education loans insured or federally guaranteed under the Federal Family Education Loan Program (“FFELP”). Navient holds the largest portfolio of Private Education Loans and originates Private Education Refinance Loans. Navient services and performs asset recovery activities on its own portfolio of education loans, as well as education loans owned by the United States Department of Education (“ED”) and other institutions. Navient services education loans for approximately 12 million ED, FFELP and Private Education Loan customers. Our data-driven insight, service and innovation support customers on the path to successful education loan repayment.

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

As of June 30, 2018, Navient’s principal assets consisted of:

•

$76.6 billion in FFELP Loans, with a Federal Education Loans segment net interest margin of 0.82 percent for the six months ended June 30, 2018 on a Core Earnings basis and a FFELP Loan weighted average life of 7 years;

•

$22.6 billion in Private Education Loans, with a Consumer Lending segment net interest margin of 3.22 percent for the six months ended June 30, 2018 on a Core Earnings basis and a Private Education Loan weighted average life of 6 years;

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

Strengths and Opportunities

Navient has a number of competitive advantages that distinguish it from its competitors, including:

Large, high quality asset base generating significant and predictable cash flows. At June 30, 2018, Navient’s $99.2 billion education loan portfolio is 81 percent funded to term and is expected to produce predictable cash flows over the remaining life of the portfolio. Navient’s $76.6 billion portfolio of FFELP Loans generally bears a maximum 3 percent loss exposure under the terms of the federal guaranty. Navient’s $22.6 billion portfolio of Private Education Loans bears the full credit risk of the borrower and any cosigner. Navient expects that cash flows from its FFELP Loan and Private Education Loan portfolios will significantly exceed future debt service obligations. Our interest earning assets are funded by both secured and unsecured debt.

Efficient and large-scale operating platforms. Navient services more than $300 billion in education loans for approximately 12 million customers. Navient’s inventory of contingent asset recovery receivables is $27.0 billion as of June 30, 2018. We provide services to more than 1,000 education, healthcare and public sector clients. Navient has demonstrated scalable infrastructure with capacity to add volume at a low cost. On July 3, 2018, we closed on a strategic agreement with First Data related to Navient’s student loan technology platform, creating a more effective long-term variable cost structure for the business. Our market share and tested infrastructure have enabled expansion to additional clients and asset types.

Superior performance. Navient has demonstrated superior default prevention performance and industry-leading services. For example, the combined portfolio of federal loans serviced by Navient experienced a Cohort Default Rate (“CDR”) that is 37 percent lower than our peers, as calculated from the most recent CDR released by ED in September 2017. We are consistently a top performer in our asset recovery business and deliver superior service to our public and private sector clients. We continually leverage data-driven insights and customer service to identify new ways to add value to our clients.

Commitment to compliance and customer centricity. Navient fosters a robust compliance culture driven by a “customer first” approach. We invest in rigorous training programs, quality assurance, reviews and audits, complaint tracking and analysis, and customer research to enhance our compliance and customer service.

Strong capital return. As a result of our significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases. As part of that strategy, we entered into a derivative contract in May 2018 to purchase $60 million of common shares. We settled this contract in July 2018 by delivering $60 million in cash in exchange for 4.3 million common shares, resulting in a remaining common share repurchase authority of $100 million. The tangible net asset ratio improved to 1.23x at June 30, 2018 from 1.21x  at March 31, 2018 (see “Non-GAAP Financial Measures – Tangible Net Asset Ratio” for an explanation and reconciliation of this ratio).

Navient has paid a quarterly dividend of $0.16 per share of common stock since the first quarter of 2015. For the six months ended June 30, 2018, Navient paid $85 million in dividends.

Meaningful growth opportunities. In the Consumer Lending segment, Navient offers Private Education Refinance Loans to financially responsible professionals as a meaningful growth opportunity. In November 2017, Navient acquired Earnest to accelerate its growth opportunity originating Private Education Refinance Loans. Earnest originated $900 million in Private Education Refinance Loans in 2017 and $1.1 billion in the six months ended June 30, 2018. Navient acquired (originated and purchased) $771 million of Private Education Refinance Loans in 2017. In the six months ended June 30, 2018, Navient acquired (originated and purchased) $1.2 billion of Private Education Loans. Navient will continue to pursue opportunistic acquisitions of Private Education Loan portfolios.

In the Business Processing segment, Navient leverages its large-scale operating platforms, superior and data-driven default prevention and asset recovery performance, operating efficiency, and regulatory compliance and risk management infrastructure in growing these businesses and in pursuing other growth opportunities. Navient provides a variety of business processing solutions that help our clients improve financial performance. Business processing revenue increased 23 percent from the year-ago quarter, driven primarily by healthcare services revenue increasing 33 percent.

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

In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of June 30, 2018, $2.3 billion of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

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

Selected Historical Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2018	2017	2018	2017
GAAP Basis
Net income attributable to Navient Corporation	$83	$112	$210	$200
Diluted earnings per common share attributable to Navient Corporation	$.31	$.39	$.78	$.69
Weighted average shares used to compute diluted earnings per common share	269	285	269	291
Net interest margin, Federal Education Loan segment	.68%	.83%	.74%	.82%
Net interest margin, Consumer Lending segment	3.27%	3.32%	3.29%	3.24%
Return on assets	.31%	.39%	.39%	.35%
Ending FFELP Loans, net	$76,609	$86,140	$76,609	$86,140
Ending Private Education Loans, net	22,568	24,223	22,568	24,223
Ending total education loans, net	$99,177	$110,363	$99,177	$110,363
Average FFELP Loans	$78,170	$85,321	$79,478	$86,032
Average Private Education Loans	23,320	23,114	23,536	23,306
Average total education loans	$101,490	$108,435	$103,014	$109,338
Core Earnings Basis(1)
Net income attributable to Navient Corporation	$131	$123	$238	$230
Diluted earnings per common share attributable to Navient Corporation	$.49	$.43	$.89	$.79
Weighted average shares used to compute diluted earnings per common share	269	285	269	291
Net interest margin, Federal Education Loan segment	.82%	.81%	.82%	.80%
Net interest margin, Consumer Lending segment	3.21%	3.28%	3.22%	3.22%
Return on assets	.49%	.43%	.44%	.40%
Ending FFELP Loans, net	$76,609	$86,140	$76,609	$86,140
Ending Private Education Loans, net	22,568	24,223	22,568	24,223
Ending total education loans, net	$99,177	$110,363	$99,177	$110,363
Average FFELP Loans	$78,170	$85,321	$79,478	$86,032
Average Private Education Loans	23,320	23,114	23,536	23,306
Average total education loans	$101,490	$108,435	$103,014	$109,338

(1)

Core Earnings are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of Core Earnings, see the section titled “Non-GAAP Financial Measures – Core Earnings.”

Overview

The following discussion and analysis presents a review of our business and operations as of and for the three and six months ended June 30, 2018. We monitor and assess our ongoing operations and results based on the following four reportable operating segments: Federal Education Loans, Consumer Lending, Business Processing and Other.

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

Second-Quarter 2018 Summary of Results

We report financial results on a GAAP basis and also present certain Core Earnings performance measures. Our management, equity investors, credit rating agencies and debt capital providers use these Core Earnings measures to monitor our business performance. See “Non-GAAP Financial Measures – Core Earnings” for a further discussion and a complete reconciliation between GAAP net income and Core Earnings.

For the second-quarter 2018, GAAP net income was $83 million ($0.31 diluted earnings per share), compared with $112 million ($0.39 diluted earnings per share) for the year-ago quarter. The changes in GAAP net income are impacted by the same Core Earnings items discussed below, as well as changes in net income attributable to (1) mark-to-market gains/losses on derivatives and (2) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP but are not included in Core Earnings results. Second-quarter 2018 GAAP results included losses of $51 million from derivative accounting treatment that are excluded from Core Earnings results, compared with losses of $15 million from this derivative accounting treatment in the year-ago period. See “Non-GAAP Financial Measures – Core Earnings” for a complete reconciliation between GAAP net income and Core Earnings.

Core Earnings for the quarter were $131 million ($0.49 diluted Core Earnings per share), compared with $123 million ($0.43 diluted Core Earnings per share) for the year-ago quarter. The increase in diluted core earnings per share was primarily the result of lower expenses, a reduction in income tax expense due to the new tax law, and fewer common shares outstanding.  Second-quarter 2018 and 2017 diluted Core Earnings per share were $0.52 and $0.44, respectively, excluding restructuring and regulatory-related expenses of $10 million and $3 million, respectively.

Highlights of second-quarter 2018 include:

•	originated $629 million of Private Education Refinance Loans;
•	Private Education Loan charge-offs decreased 39 percent from the year-ago quarter;
•	business processing fee revenue increased 23 percent from the year-ago quarter;
•	healthcare revenue grew 33 percent from the year-ago quarter;
•	entered into a derivative contract which settled on July 2, 2018, to purchase 4.3 million common shares for $60 million;
•	paid $42 million in common dividends;
•	issued $997 million of FFELP Loan asset-backed securities (“ABS”) and $521 million of Private Education Loan ABS; and
•	retired or repurchased $1.3 billion of senior unsecured debt.

Results of Operations

We present the results of operations below first on a consolidated basis in accordance with GAAP. Following our discussion of consolidated earnings results on a GAAP basis, we present our results on a segment basis. We have four reportable segments: Federal Education Loans, Consumer Lending, Business Processing and Other. These segments operate in distinct business environments and we manage and evaluate the financial performance of these segments using non-GAAP financial measures we call Core Earnings (see “Non-GAAP Financial Measures – Core Earnings” for further discussion).

GAAP Statements of Income (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2018	2017	$	%	2018	2017	$	%
Interest income:
FFELP Loans	$760	$668	$92	14%	$1,483	$1,298	$185	14%
Private Education Loans	442	386	56	15	873	760	113	15
Other loans	1	6	(5)	(83)	2	10	(8)	(80)
Cash and investments	24	10	14	140	41	17	24	141
Total interest income	1,227	1,070	157	15	2,399	2,085	314	15
Total interest expense	929	719	210	29	1,773	1,394	379	27
Net interest income	298	351	(53)	(15)	626	691	(65)	(9)
Less: provisions for loan losses	112	105	7	7	199	212	(13)	(6)
Net interest income after provisions for loan losses	186	246	(60)	(24)	427	479	(52)	(11)
Other income (loss):
Servicing revenue	71	70	1	1	140	146	(6)	(4)
Asset recovery and business processing revenue	99	111	(12)	(11)	207	210	(3)	(1)
Other income (loss)	13	6	7	117	1	(1)	2	200
Losses on debt repurchases	(7)	—	(7)	100	(8)	—	(8)	100
Gains (losses) on derivative and hedging activities, net	(40)	(25)	(15)	60	8	(41)	49	120
Total other income	136	162	(26)	(16)	348	314	34	11
Expenses:
Operating expenses	201	230	(29)	(13)	476	469	7	1
Goodwill and acquired intangible asset impairment and amortization expense	6	6	—	—	16	11	5	45
Restructuring/other reorganization expenses	2	—	2	100	9	—	9	100
Total expenses	209	236	(27)	(11)	501	480	21	5
Income before income tax expense	113	172	(59)	(34)	274	313	(39)	(12)
Income tax expense	30	60	(30)	(50)	64	113	(49)	(43)
Net income attributable to Navient Corporation	$83	$112	$(29)	(26)%	$210	$200	$10	5%
Basic earnings per common share attributable to Navient Corporation	$.31	$.40	$(.09)	(23)%	$.79	$.70	$.09	13%
Diluted earnings per common share attributable to Navient Corporation	$.31	$.39	$(.08)	(21)%	$.78	$.69	$.09	13%
Dividends per common share attributable to Navient Corporation	$.16	$.16	$—	—%	$.32	$.32	$—	—%

Consolidated Earnings Summary — GAAP basis

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

For the three months ended June 30, 2018, net income was $83 million, or $0.31 diluted earnings per common share, compared with net income of $112 million, or $0.39 diluted earnings per common share, for the three months ended June 30, 2017. The decrease in net income was primarily due to a $53 million decrease in net interest income, a $7 million increase in the provisions for loan losses, and a $15 million increase in net losses on derivative and hedging activities. This was partially offset by a $29 million decrease in operating expenses and a $30 million decrease in income tax expense.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•

Net interest income decreased by $53 million, primarily as a result of the amortization of the education loan portfolio, as well as from a decrease in net interest margin due primarily to an increase in the cost of funds.

•	Provisions for loan losses increased $7 million as a result of:

o

The provision for FFELP Loan losses was $40 million, up $30 million from the second quarter of 2017 due to a higher temporary charge-off estimate over the next several quarters, as a result of an elevated use of disaster forbearance at the end of 2017 and other factors.

o

The provision for Private Education Loan losses was $72 million, down $23 million from second-quarter 2017. Outstanding loans decreased $1.7 billion, charge-offs decreased $47 million, total loan delinquencies decreased $119 million and loan delinquencies of 90 days or more decreased $56 million compared with the year-ago quarter. These items were the primary drivers of the decrease in the provision for Private Education Loan losses.

•

Net losses on derivative and hedging activities increased $15 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

Second-quarter 2018 and 2017 operating expenses included regulatory-related costs of $8 million and $3 million, respectively. Excluding these regulatory-related costs, operating expenses were $193 million in second-quarter 2018, a $34 million decrease from second-quarter 2017. This decrease was due to the release of a $40 million reserve due to the resolution of a contingency. This was partially offset by $25 million of operating costs related to Duncan Solutions (acquired in July 2017) and to Earnest (acquired in November 2017), and $10 million in connection with a new revenue recognition accounting standard adopted (see below for further discussion). The remaining $29 million reduction in expenses was primarily a result of ongoing cost-saving initiatives across the Company.

•

During the second quarter of 2018, the Company incurred $2 million of restructuring/other reorganization expenses in connection with an effort that will reduce costs and improve operating efficiency. These charges were primarily severance-related costs.

•

The effective income tax rates for the second quarters of 2018 and 2017 were 26 percent and 35 percent, respectively. The decrease in the effective income tax rate was primarily the result of the TCJA. Income tax expense decreased $30 million of which $16 million was a result of the lower tax rate in connection with the passage of the TCJA.

We repurchased 10.9 million shares of our common stock during the second-quarter 2017. There were no repurchases in the current quarter. As a result of repurchases made prior to 2018, our average outstanding diluted shares decreased by 16 million common shares (or 6 percent) from the year-ago period.

In connection with Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers,” we recognized $1 million of business processing revenue and $1 million of expenses in the three months ended June 30, 2018 related to a contract in our Business Processing segment that would have not been recognized under the prior accounting standard until later in 2018. This change in accounting policy also resulted in both asset recovery revenue and operating expense in the Federal Education Loan segment being $9 million higher in the three months ended June 30, 2018 with no impact on net income.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

For the six months ended June 30, 2018, net income was $210 million, or $0.78 diluted earnings per common share, compared with net income of $200 million, or $0.69 diluted earnings per common share, for the six months ended June 30, 2017. The increase in net income was primarily due to a $13 million decrease in the provisions for loan losses, a $49 million increase in net gains on derivative and hedging activities, and a $49 million decrease in income tax expense. This was partially offset by a $65 million decrease in net interest income and a $7 million increase in operating expenses.

The primary contributors to each of the identified drivers of changes in net income for the current six-month period compared with the year-ago six-month period are as follows:

•

Net interest income decreased by $65 million, primarily as a result of the amortization of the education loan portfolio, as well as a decrease in net interest margin due primarily to an increase in the cost of funds.

•	Provisions for loan losses decreased $13 million as a result of:
o

The provision for Private Education Loan losses was $149 million, down $41 million from 2017. Outstanding loans decreased $1.7 billion, charge-offs decreased $106 million, total loan delinquencies decreased $119 million and loan delinquencies of 90 days or more decreased

$56 million compared with the year-ago period. These items were the primary drivers of the decrease in the provision for Private Education Loan losses.
o

The provision for FFELP Loan losses was $50 million, up $28 million from 2017 due to a higher temporary charge-off estimate over the next several quarters, as a result of an elevated use of disaster forbearance at the end of 2017 and other factors.

•

Net gains on derivative and hedging activities increased $49 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

In the six months ended June 30, 2018 and 2017, we recorded regulatory-related costs of $12 million and $8 million, respectively. Excluding these regulatory-related costs, operating expenses were $464 million, a $3 million increase from the year-ago period. This increase was primarily due to $54 million of operating costs related to Duncan Solutions (acquired in July 2017) and to Earnest (acquired in November 2017), a $9 million one-time fee paid to convert $3 billion of Private Education Loans from a third-party servicer to Navient’s servicing platform and $24 million in connection with a new revenue recognition accounting standard adopted (see above for further discussion). These items were offset by the release of a $40 million reserve due to the resolution of a contingency. The remaining $44 million decrease in expenses was primarily due to a general reduction in operating expenses across the business in connection with cost savings initiatives.

•

During the six months ended June 30, 2018, the Company incurred $9 million of restructuring/other reorganization expenses in connection with an effort that will reduce costs and improve operating efficiency. These charges were due primarily to severance-related costs.

•

The effective income tax rates for the six months ended June 30, 2018 and 2017 were 24 percent and 36 percent, respectively. The decrease in the effective income tax rate was primarily the result of the TCJA. Income tax expense decreased $49 million of which $38 million was a result of the lower tax rate in connection with the passage of the TCJA.

We repurchased 18.3 million shares of our common stock during the six months ended June 30, 2017. There were no repurchases in the current period. As a result of repurchases made prior to 2018, our average outstanding diluted shares decreased by 22 million common shares (or 8 percent) from the year-ago period.

In connection with ASC 606, we recognized $9 million of business processing revenue and $6 million of expenses in the six months ended June 30, 2018 related to a contract in our Business Processing segment that would have not been recognized under the prior accounting standard until later in 2018. This change in accounting policy also resulted in both asset recovery revenue and operating expense in the Federal Education Loan segment being $18 million higher in the six months ended June 30, 2018 with no impact on net income.

Non-GAAP Financial Measures

In addition to financial results reported on a GAAP basis, Navient also provides certain performance measures which are non-GAAP financial measures.  The following non-GAAP financial measures are presented within this Form 10-Q: (1) Core Earnings, (2) Tangible Net Asset Ratio and (3) EBITDA for the Business Processing segment.

1. Core Earnings

We prepare financial statements and present financial results in accordance with GAAP. However, we also evaluate our business segments and present financial results on a basis that differs from GAAP. We refer to this different basis of presentation as Core Earnings. We provide this Core Earnings basis of presentation on a consolidated basis for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also refer to this information in our presentations with credit rating agencies, lenders and investors. Because our Core Earnings basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide Core Earnings disclosure in the notes to our consolidated financial statements for our business segments.

Core Earnings are not a substitute for reported results under GAAP. We use Core Earnings to manage our business segments because Core Earnings reflect adjustments to GAAP financial results for two items, discussed below, that create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that Core Earnings provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the two items we remove from our Core Earnings presentations are:

(1)

Mark-to-market gains/losses resulting from our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness; and

(2)	The accounting for goodwill and acquired intangible assets.

While GAAP provides a uniform, comprehensive basis of accounting, for the reasons described above, our Core Earnings basis of presentation does not. Core Earnings are subject to certain general and specific limitations that investors should carefully consider. For example, there is no comprehensive, authoritative guidance for management reporting. Our Core Earnings are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Accordingly, our Core Earnings presentation does not represent a comprehensive basis of accounting. Investors, therefore, may not be able to compare our performance with that of other financial services companies based upon Core Earnings. Core Earnings results are only meant to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely used by management, our board of directors, credit rating agencies, lenders and investors to assess performance. The following tables show Core Earnings for each business segment and our business as a whole along with the adjustments made to the income/expense items to reconcile the amounts to our reported GAAP results as required by GAAP and reported in “Note 12 — Segment Reporting.”

The following tables show Core Earnings for each reportable segment and our business as a whole along with the adjustments made to the income/expense items to reconcile the amounts to our reported GAAP results as required by GAAP and reported in “Note 12 — Segment Reporting.”

	Three Months Ended June 30, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$775	$442	$—	$—	$1,217	$3	$(18)	$(15)	$1,202
Other loans	1	—	—	—	1	—	—	—	1
Cash and investments	12	3	—	9	24	—	—	—	24
Total interest income	788	445	—	9	1,242	3	(18)	(15)	1,227
Total interest expense	622	252	—	49	923	10	(4)	6	929
Net interest income (loss)	166	193	—	(40)	319	(7)	(14)	(21)	298
Less: provisions for loan losses	40	72	—	—	112	—	—	—	112
Net interest income (loss) after provisions for loan losses	126	121	—	(40)	207	(7)	(14)	(21)	186
Other income (loss):
Servicing revenue	68	3	—	—	71	—	—	—	71
Asset recovery and business processing revenue	34	—	65	—	99	—	—	—	99
Other income (loss)	—	—	—	3	3	7	(37)	(30)	(27)
Losses on debt repurchases	—	—	—	(7)	(7)	—	—	—	(7)
Total other income (loss)	102	3	65	(4)	166	7	(37)	(30)	136
Expenses:
Direct operating expenses	36	39	54	—	129	—	—	—	129
Overhead expenses	—	—	—	72	72	—	—	—	72
Operating expenses	36	39	54	72	201	—	—	—	201
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	6	6	6
Restructuring/other reorganization expenses	—	—	—	2	2	—	—	—	2
Total expenses	36	39	54	74	203	—	6	6	209
Income (loss) before income tax expense (benefit)	192	85	11	(118)	170	—	(57)	(57)	113
Income tax expense (benefit)(2)	44	19	3	(27)	39	—	(9)	(9)	30
Net income (loss)	$148	$66	$8	$(91)	$131	$—	$(48)	$(48)	$83

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(21)	$—	$(21)
Total other income (loss)	(30)	—	(30)
Goodwill and acquired intangible asset impairment and amortization	—	6	6
Total Core Earnings adjustments to GAAP	$(51)	$(6)	(57)
Income tax expense (benefit)			(9)
Net income (loss)			$(48)
(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended June 30, 2017
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$664	$386	$—	$—	$1,050	$18	$(14)	$4	$1,054
Other loans	6	—	—	—	6	—	—	—	6
Cash and investments	7	1	—	2	10	—	—	—	10
Total interest income	677	387	—	2	1,066	18	(14)	4	1,070
Total interest expense	498	192	—	33	723	(1)	(3)	(4)	719
Net interest income (loss)	179	195	—	(31)	343	19	(11)	8	351
Less: provisions for loan losses	10	95	—	—	105	—	—	—	105
Net interest income (loss) after provisions for loan losses	169	100	—	(31)	238	19	(11)	8	246
Other income (loss):
Servicing revenue	70	—	—	—	70	—	—	—	70
Asset recovery and business processing revenue	58	—	53	—	111	—	—	—	111
Other income (loss)	—	—	—	4	4	(19)	(4)	(23)	(19)
Total other income (loss)	128	—	53	4	185	(19)	(4)	(23)	162
Expenses:
Direct operating expenses	79	37	44	—	160	—	—	—	160
Overhead expenses	—	—	—	70	70	—	—	—	70
Operating expenses	79	37	44	70	230	—	—	—	230
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	6	6	6
Total expenses	79	37	44	70	230	—	6	6	236
Income (loss) before income tax expense (benefit)	218	63	9	(97)	193	—	(21)	(21)	172
Income tax expense (benefit)(2)	80	23	3	(36)	70	—	(10)	(10)	60
Net income (loss)	$138	$40	$6	$(61)	$123	$—	$(11)	$(11)	$112

(1)	Core Earnings adjustments to GAAP:
	Three Months Ended June 30, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$8	$—	$8
Total other income (loss)	(23)	—	(23)
Goodwill and acquired intangible asset impairment and amortization	—	6	6
Total Core Earnings adjustments to GAAP	$(15)	$(6)	(21)
Income tax expense (benefit)			(10)
Net income (loss)			$(11)
(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,507	$873	$—	$—	$2,380	$11	$(35)	$(24)	$2,356
Other loans	2	—	—	—	2	—	—	—	2
Cash and investments	19	6	—	16	41	—	—	—	41
Total interest income	1,528	879	—	16	2,423	11	(35)	(24)	2,399
Total interest expense	1,193	490	—	91	1,774	4	(5)	(1)	1,773
Net interest income (loss)	335	389	—	(75)	649	7	(30)	(23)	626
Less: provisions for loan losses	50	149	—	—	199	—	—	—	199
Net interest income (loss) after provisions for loan losses	285	240	—	(75)	450	7	(30)	(23)	427
Other income (loss):
Servicing revenue	134	6	—	—	140	—	—	—	140
Asset recovery and business processing revenue	70	—	137	—	207	—	—	—	207
Other income (loss)	1	—	—	5	6	(7)	10	3	9
Losses on debt repurchases	—	—	—	(8)	(8)	—	—	—	(8)
Total other income (loss)	205	6	137	(3)	345	(7)	10	3	348
Expenses:
Direct operating expenses	115	95	113	—	323	—	—	—	323
Overhead expenses	—	—	—	153	153	—	—	—	153
Operating expenses	115	95	113	153	476	—	—	—	476
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	16	16	16
Restructuring/other reorganization expenses	—	—	—	9	9	—	—	—	9
Total expenses	115	95	113	162	485	—	16	16	501
Income (loss) before income tax expense (benefit)	375	151	24	(240)	310	—	(36)	(36)	274
Income tax expense (benefit)(2)	86	35	6	(55)	72	—	(8)	(8)	64
Net income (loss)	$289	$116	$18	$(185)	$238	$—	$(28)	$(28)	$210

(1)	Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(23)	$—	$(23)
Total other income (loss)	3	—	3
Goodwill and acquired intangible asset impairment and amortization	—	16	16
Total Core Earnings adjustments to GAAP	$(20)	$(16)	(36)
Income tax expense (benefit)			(8)
Net income (loss)			$(28)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2017
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,288	$759	$—	$—	$2,047	$38	$(27)	$11	$2,058
Other loans	10	—	—	—	10	—	—	—	10
Cash and investments	12	2	—	3	17	—	—	—	17
Total interest income	1,310	761	—	3	2,074	38	(27)	11	2,085
Total interest expense	956	379	—	62	1,397	2	(5)	(3)	1,394
Net interest income (loss)	354	382	—	(59)	677	36	(22)	14	691
Less: provisions for loan losses	22	190	—	—	212	—	—	—	212
Net interest income (loss) after provisions for loan losses	332	192	—	(59)	465	36	(22)	14	479
Other income (loss):
Servicing revenue	143	3	—	—	146	—	—	—	146
Asset recovery and business processing revenue	113	—	97	—	210	—	—	—	210
Other income (loss)	1	—	—	9	10	(36)	(16)	(52)	(42)
Total other income (loss)	257	3	97	9	366	(36)	(16)	(52)	314
Expenses:
Direct operating expenses	168	72	82	—	322	—	—	—	322
Overhead expenses	—	—	—	147	147	—	—	—	147
Operating expenses	168	72	82	147	469	—	—	—	469
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	11	11	11
Total expenses	168	72	82	147	469	—	11	11	480
Income (loss) before income tax expense (benefit)	421	123	15	(197)	362	—	(49)	(49)	313
Income tax expense (benefit)(2)	153	45	6	(72)	132	—	(19)	(19)	113
Net income (loss)	$268	$78	$9	$(125)	$230	$—	$(30)	$(30)	$200

(1)	Core Earnings adjustments to GAAP:
	Six Months Ended June 30, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$14	$—	$14
Total other income (loss)	(52)	—	(52)
Goodwill and acquired intangible asset impairment and amortization	—	11	11
Total Core Earnings adjustments to GAAP	$(38)	$(11)	(49)
Income tax expense (benefit)			(19)
Net income (loss)			$(30)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Core Earnings net income attributable to Navient Corporation	$131	$123	$238	$230
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	(51)	(15)	(20)	(38)
Net impact of goodwill and acquired intangible assets	(6)	(6)	(16)	(11)
Net tax effect	9	10	8	19
Total Core Earnings adjustments to GAAP	(48)	(11)	(28)	(30)
GAAP net income attributable to Navient Corporation	$83	$112	$210	$200

(1) Derivative Accounting: Core Earnings exclude periodic gains and losses that are caused by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP, as well as the periodic mark-to-market gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP. These gains and losses occur in our Federal Education Loans, Consumer Lending and Other reportable segments. Under GAAP, for our derivatives that are held to maturity, the mark-to-market gain or loss over the life of the contract will equal $0 except for Floor Income Contracts, where the mark-to-market gain will equal the amount for which we sold the contract. In our Core Earnings presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.

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

Our Floor Income Contracts are written options that must meet more stringent requirements than other hedging relationships to achieve hedge effectiveness. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the pay down of principal of the education loans underlying the Floor Income embedded in those education loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Additionally, the term, the interest rate index, and the interest rate index reset frequency of the Floor Income Contract can be different than that of the education loans. Under derivative accounting treatment, the upfront contractual payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the fair value of Floor Income Contracts is primarily caused by changing interest rates that cause the amount of Floor Income paid to the counterparties to vary. This is economically offset by the change in the amount of Floor Income earned on the underlying education loans but that offsetting change in fair value is not recognized. We believe the Floor Income Contracts are economic hedges because they effectively fix the amount of Floor Income earned over the contract period, thus eliminating the timing and uncertainty that changes in interest rates can have on Floor Income for that period. Therefore, for purposes of Core Earnings, we have removed the mark-to-market gains and losses related to these contracts and added back the amortization of the net contractual premiums received on the Floor Income Contracts. The amortization of the net contractual premiums received on the Floor Income Contracts for Core Earnings is reflected in education loan interest income. Under GAAP accounting, the premiums received on the Floor Income Contracts are recorded as revenue in the “gains (losses) on derivative and hedging activities, net” line item by the end of the contracts’ lives.

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Core Earnings derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$(40)	$(25)	$8	$(41)
Plus: Settlements on derivative and hedging activities, net(1)	(7)	19	7	36
Mark-to-market gains (losses) on derivative and hedging activities, net(2)	(47)	(6)	15	(5)
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	(18)	(14)	(35)	(27)
Other derivative accounting adjustments(3)	14	5	—	(6)
Total net impact of derivative accounting	$(51)	$(15)	$(20)	$(38)

(1)	See “Reclassification of Settlements on Derivative and Hedging Activities” below for a detailed breakdown of these components.
(2)	“Mark-to-market gains (losses) on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Floor Income Contracts	$13	$13	$44	$66
Basis swaps	(13)	(14)	31	(15)
Foreign currency hedges	(38)	13	(73)	(19)
Other	(9)	(18)	13	(37)
Total mark-to-market gains (losses) on derivative and hedging activities, net	$(47)	$(6)	$15	$(5)

(3)

Other derivative accounting adjustments consist of adjustments related to: (1) foreign currency denominated debt that is adjusted to spot foreign exchange rates for GAAP where such adjustments are reversed for Core Earnings and (2) certain terminated derivatives that did not receive hedge accounting treatment under GAAP but were economic hedges under Core Earnings and, as a result, such gains or losses are amortized into Core Earnings over the life of the hedged item.

Reclassification of Settlements on Derivative and Hedging Activities

Derivative accounting requires net settlement income/expense on derivatives that do not qualify as hedges to be recorded in a separate income statement line item below net interest income. Under our Core Earnings presentation, these settlements are reclassified to the income statement line item of the economically hedged item. For our Core Earnings net interest income, this would primarily include: (a) reclassifying the net settlement amounts related to our Floor Income Contracts to education loan interest income and (b) reclassifying the net settlement amounts related to certain of our interest rate swaps to debt interest expense. The table below summarizes these net settlements on derivative and hedging activities and the associated reclassification on a Core Earnings basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(3)	$(18)	$(11)	$(38)
Net settlement income on interest rate swaps reclassified to net interest income	10	(1)	4	2
Total reclassifications of settlements on derivative and hedging activities	$7	$(19)	$(7)	$(36)

 Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of June 30, 2018, derivative accounting has increased GAAP equity by approximately $108 million as a result of cumulative net mark-to-market gains (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains related to derivative accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Beginning impact of derivative accounting on GAAP equity	$115	$(90)	$5	$(90)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	(7)	(25)	103	(25)
Ending impact of derivative accounting on GAAP equity	$108	$(115)	$108	$(115)

(1)	Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Total pre-tax net impact of derivative accounting recognized in net income(2)	$(51)	$(15)	$(20)	$(38)
Tax impact of derivative accounting adjustments	13	5	(7)	13
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	31	(15)	130	—
Net impact of net mark-to-market gains (losses) under derivative accounting	$(7)	$(25)	$103	$(25)

(2)	See “Core Earnings derivative adjustments” table above.

Hedging FFELP Loan Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into Core Earnings as of the respective year-ends are presented in the table below. These net premiums will be recognized in Core Earnings in future periods. As of June 30, 2018, the remaining amortization term of the net floor premiums was approximately 5 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on the effective portion of these hedges are recorded in accumulated other comprehensive income and gains and losses on the ineffective portion are recorded immediately to earnings. Hedged Floor Income from these cash flow hedges that has not been recognized into Core Earnings and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in Core Earnings and GAAP in future periods and is presented net of tax. As of June 30, 2018, the remaining hedged period is approximately 5 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

(Dollars in millions)	June 30, 2018(1)	June 30, 2017
Unamortized net Floor premiums (net of tax)	$(150)	$(153)
Unrecognized hedged Floor Income related to pay-fixed interest rate swaps (net of tax)	(661)	(564)
Total(2)(3)	$(811)	$(717)

(1)	Second-quarter 2018 reflects a 23 percent effective tax rate as a result of the TCJA enacted on December 22, 2017. The year-ago period reflects a 37 percent effective tax rate.
(2)	$(1.1) billion and $(1.1) billion on a pre-tax basis as of June 30, 2018 and June 30, 2017, respectively.
(3)	Of the $811 million as of June 30, 2018, approximately $117 million, $218 million and $189 million will be recognized as part of Core Earnings net income in 2018, 2019 and 2020, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2017	2017
Core Earnings goodwill and acquired intangible asset adjustments	$(6)	$(6)	$(16)	$(11)

2. Tangible Net Asset Ratio

This ratio measures the amount of assets available to retire the Company’s unsecured debt.  Management and Navient’s equity investors, credit rating agencies and debt capital investors use this ratio to monitor and make decisions about the appropriate level of unsecured funding required. The tangible net asset ratio is calculated as:

(Dollars in billions)	June 30, 2018	June 30, 2017
GAAP assets	$108.9	$120.4
Less:
Goodwill and acquired intangible assets	.8	.7
Secured debt	90.8	100.6
Other liabilities, adjustments for the impact of derivative accounting under GAAP and unamortized net floor premiums	1.2	1.5
Tangible net assets	$16.1	$17.6
Divided by:
Unsecured debt (par)	$13.1	$14.4
Tangible net asset ratio	1.23x	1.22x

3. Earnings before Interest, Taxes, Depreciation and Amortization Expense (“EBITDA”)

This metric measures the amount of operating cash flow generated by the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those fee-based businesses.  EBITDA for the Business Processing segment is calculated as:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Pre-tax income	$11	$9	$24	$15
Plus:
Depreciation and acquired intangible amortization expense(1)	1	1	2	1
EBITDA	$12	$10	$26	$16
Divided by:
Total revenue	$65	$53	$137	$97
EBITDA margin	18%	18%	19%	16%

(1)	There is no interest expense in this segment.

Reportable Segment Earnings Summary — Core Earnings Basis

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Core Earnings interest income:
FFELP Loans	$775	$664	17%	$1,507	$1,288	17%
Other loans	1	6	(83)	2	10	(80)
Cash and investments	12	7	71	19	12	58
Total Core Earnings interest income	788	677	16	1,528	1,310	17
Total Core Earnings interest expense	622	498	25	1,193	956	25
Net Core Earnings interest income	166	179	(7)	335	354	(5)
Less: provision for loan losses	40	10	300	50	22	127
Net Core Earnings interest income after provision for loan losses	126	169	(25)	285	332	(14)
Servicing revenue	68	70	(3)	134	143	(6)
Asset recovery and business processing revenue	34	58	(41)	70	113	(38)
Other income	—	—	—	1	1	—
Total other income	102	128	(20)	205	257	(20)
Direct operating expenses	36	79	(54)	115	168	(32)
Income before income tax expense	192	218	(12)	375	421	(11)
Income tax expense	44	80	(45)	86	153	(44)
Core Earnings	$148	$138	7%	$289	$268	8%

•	Core Earnings for the segment were $148 million in second-quarter 2018, compared with the year-ago quarter’s $138 million.
•	Net interest income declined $13 million primarily due to the paydown of the portfolio.
•	Provision for loan losses increased $30 million as the result of a higher temporary charge-off estimate over the next several quarters.
•	Other revenue decreased $26 million primarily from a $31 million reduction due to new terms in a previously disclosed modified asset recovery and portfolio management contract.
•	Expenses decreased $43 million primarily due to the release of a $40 million reserve.
•	Income tax expense was $27 million lower as a result of the new tax law.

Core Earnings key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Segment net interest margin	.82%	.81%	.82%	.80%
FFELP Loans:
FFELP Loan spread	.89%	.89%	.89%	.87%
Provision for loan losses	$40	$10	$50	$20
Charge-offs	$17	$13	$28	$26
Charge-off rate	.11%	.08%	.09%	.08%
Total delinquency rate	13.0%	12.8%	13.0%	12.8%
Greater than 90-day delinquency rate	7.5%	6.0%	7.5%	6.0%
Forbearance rate	12.2%	12.3%	12.2%	12.3%

(Dollars in billions)
Number of accounts serviced for ED (in millions)	6.0	6.0	6.0	6.0
Total federal loans serviced	$294	$293	$294	$293
Contingent collections receivables inventory	$15.4	$8.6	$15.4	$8.6

Segment Net Interest Margin

The following table includes the Core Earnings basis FFELP Loan net interest margin along with reconciliation to the GAAP basis FFELP Loan net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Core Earnings basis FFELP Loan yield	4.42%	3.55%	4.26%	3.44%
Hedged Floor Income	.40	.40	.40	.35
Unhedged Floor Income	.04	.05	.03	.11
Consolidation Loan Rebate Fees	(.69)	(.67)	(.69)	(.67)
Repayment Borrower Benefits	(.12)	(.11)	(.11)	(.11)
Premium amortization	(.07)	(.10)	(.07)	(.10)
Core Earnings basis FFELP Loan net yield	3.98	3.12	3.82	3.02
Core Earnings basis FFELP Loan cost of funds	(3.09)	(2.23)	(2.93)	(2.15)
Core Earnings basis FFELP Loan spread	.89	.89	.89	.87
Core Earnings basis other interest-earning asset spread impact	(.07)	(.08)	(.07)	(.07)
Core Earnings basis segment net interest margin(1)	.82%	.81%	.82%	.80%

Core Earnings basis segment net interest margin(1)	.82%	.81%	.82%	.80%
Adjustment for GAAP accounting treatment(2)	(.14)	.02	(.08)	.02
GAAP basis segment net interest margin(1)	.68%	.83%	.74%	.82%

(1)	The average balances of our FFELP Loan Core Earnings basis interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
FFELP Loans	$78,170	$85,321	$79,478	$86,032
Other interest-earning assets	2,714	3,572	2,686	3,536
Total Core Earnings basis FFELP Loan interest-earning assets	$80,884	$88,893	$82,164	$89,568

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income, the reversal of the amortization of premiums received on Floor Income Contracts, and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “Non-GAAP Financial Measures — Core Earnings” above.

The Company acquired $58 million of FFELP Loans in second-quarter 2018. As of June 30, 2018, our FFELP Loan portfolio totaled $76.6 billion, comprised of $26.3 billion of FFELP Stafford Loans and $50.3 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of June 30, 2018 was 5 years and 8 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 6 percent and 4 percent, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after June 30, 2018 and 2017, based on interest rates as of those dates.

	June 30, 2018			June 30, 2017
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Education loans eligible to earn Floor Income	$67.3	$8.6	$75.9	$75.6	$9.8	$85.4
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(34.1)	(.6)	(34.7)	(38.4)	(.7)	(39.1)
Less: economically hedged Floor Income	(24.3)	—	(24.3)	(21.2)	—	(21.2)
Education loans eligible to earn Floor Income	$8.9	$8.0	$16.9	$16.0	$9.1	$25.1
Education loans earning Floor Income	$.2	$—	$.2	$2.3	$.5	$2.8

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period July 1, 2018 to December 31, 2023.

(Dollars in billions)	July 1, 2018 to December 31, 2018	2019	2020	2021	2022	2023
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$23.6	$20.4	$17.6	$12.6	$10.7	$3.3

Provision for Loan Losses

The provision for FFELP Loan losses was $40 million, up $30 million from the second quarter of 2017 due to a higher temporary charge-off estimate over the next several quarters, as a result of an elevated use of disaster forbearance at the end of 2017 and other factors.

Servicing Revenue

The Company services education loans for approximately 6.0 million customer accounts for third parties including ED as of June 30, 2018 and June 30, 2017. Third-party loan servicing fees in the three months ended June 30, 2018 and 2017 included $38 million and $38 million, respectively, of servicing revenue related to the ED Servicing Contract. The ED servicing contract expires in 2019.

In April 2016, ED began the solicitation process for its new servicing platform and service providers. In the latest step, ED issued on February 20, 2018, Phase 1 of a new RFP entitled the Solicitation for the Next Generation Financial Services Environment which is intended to centralize student loan servicing on a single platform. The Company and its partners submitted a comprehensive bid on April 18, 2018. This RFP is subject to an on-going bid protest process and the timing and nature of the next steps are not known.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue decreased $24 million from the year-ago quarter primarily from a $31 million reduction due to new terms contained in the previously disclosed modified asset recovery and portfolio management contract. This was partially offset by a $9 million increase in revenue (and expenses) in connection with a new revenue recognition accounting standard adopted (see “Note 1 – Significant Accounting Policies”).

Navient also provides asset recovery services on defaulted education loans to ED. ED collections contracts have been subject to numerous bid protests and court orders. Presently, we are operating under a contract awarded to Pioneer in May 2017. We are currently receiving new placements under this contract.

Operating Expenses

Operating expenses for the Federal Education Loans segment include costs incurred to acquire FFELP Loans and perform servicing and asset recovery activities on our FFELP Loan portfolio, federal education loans held by ED and other institutions. The $43 million decrease in operating expenses from the year-ago period was primarily the result of the release of a $40 million reserve due to the resolution of a contingency, as well as a general reduction in expenses primarily in connection with cost savings initiatives. This reduction was partially offset by a $9 million increase in expenses (and revenue) in connection with a new revenue recognition accounting standard adopted (see “Note 1 – Significant Accounting Policies”).

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Core Earnings interest income:
Private Education Loans	$442	$386	15%	$873	$759	15%
Cash and investments	3	1	200	6	2	200
Total Core Earnings interest income	445	387	15	879	761	16
Total Core Earnings interest expense	252	192	31	490	379	29
Net Core Earnings interest income	193	195	(1)	389	382	2
Less: provision for loan losses	72	95	(24)	149	190	(22)
Net Core Earnings interest income after provision for loan losses	121	100	21	240	192	25
Servicing revenue	3	—	100	6	3	100
Direct operating expenses	39	37	5	95	72	32
Income before income tax expense	85	63	35	151	123	23
Income tax expense	19	23	(17)	35	45	(22)
Core Earnings	$66	$40	65%	$116	$78	49%

•	Core Earnings for the segment were $66 million in second-quarter 2018, compared with the year-ago quarter’s $40 million.
•	Net interest income remained relatively constant.
•	Provision for loan losses decreased $23 million primarily due to continued improvement in the portfolio’s performance.
•	Expenses were $2 million higher primarily related to operating costs for Earnest, acquired in November.
•	Income tax expense was $12 million lower as a result of the new tax law.

Core Earnings key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Segment net interest margin	3.21%	3.28%	3.22%	3.22%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.48%	3.48%	3.47%	3.40%
Provision for loan losses	$72	$95	$149	$190
Charge-offs	$75	$122	$153	$259
Charge-off rate	1.3%	2.3%	1.4%	2.4%
Total delinquency rate	5.9%	6.0%	5.9%	6.0%
Greater than 90-day delinquency rate	2.7%	2.8%	2.7%	2.8%
Forbearance rate	3.8%	3.6%	3.8%	3.6%
Private Education Refinance Loans:
Charge-offs	$—	$—	$—	$—
Greater than 90-day delinquency rate	—%	—%	—%	—%
Average balance of Private Education Refinance Loans	$1,488	$—	$1,215	$—
Ending balance of Private Education Refinance Loans	$1,756	$—	$1,756	$—
Private Education Refinance Loan originations	$629	$—	$1,129	$—

Segment Net Interest Margin

The following table shows the Core Earnings basis Private Education Loan net interest margin along with reconciliation to the GAAP basis Private Education Loan net interest margin before provision for loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Core Earnings basis Private Education Loan yield	7.60%	6.69%	7.48%	6.57%
Core Earnings basis Private Education Loan cost of funds	(4.12)	(3.21)	(4.01)	(3.17)
Core Earnings basis Private Education Loan spread	3.48	3.48	3.47	3.40
Core Earnings basis other interest-earning asset spread impact	(.27)	(.20)	(.25)	(.18)
Core Earnings basis segment net interest margin(1)	3.21%	3.28%	3.22%	3.22%

Core Earnings basis segment net interest margin(1)	3.21%	3.28%	3.22%	3.22%
Adjustment for GAAP accounting treatment(2)	.06	.04	.07	.02
`GAAP basis segment net interest margin(1)	3.27%	3.32%	3.29%	3.24%

(1)	The average balances of our Private Education Loan Core Earnings basis interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Private Education Loans	$23,320	$23,114	$23,536	$23,306
Other interest-earning assets	880	615	830	597
Total Core Earnings basis Private Education Loan interest-earning assets	$24,200	$23,729	$24,366	$23,903

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “Non-GAAP Financial Measures — Core Earnings” above.

The Company acquired (originated and purchased) $671 million of Private Education Loans in second-quarter 2018. As of June 30, 2018, our Private Education Loan portfolio totaled $22.6 billion. The weighted-average life of this portfolio as of June 30, 2018 was 6 years assuming a CPR of 6 percent.

Private Education Loan Provision for Loan Losses

Allowance for Private Education Loan Losses

Our allowance for Private Education Loan losses does not include Purchased Credit Impaired (“PCI”) loans as those loans are separately reserved for, as needed. No allowance for loan losses has been established for these loans as of June 30, 2018. Related to the $2.8 billion of Purchased Non-Credit Impaired Loans acquired in 2017 at a discount, there is no allowance for loan losses established as of June 30, 2018, as the remaining purchased discount associated with the Private Education Loans of $362 million as of June 30, 2018 remains greater than the incurred losses. However, in accordance with our policy, there was $3 million of both charge-offs and provision recorded for Purchased Non-Credit Impaired Loans in the second-quarter 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Allowance at beginning of period	$1,298	$1,311	$1,297	$1,351
Provision for Private Education Loan losses:
Purchased Non-Credit Impaired Loans, acquired at a discount	3	—	9	—
Remaining loans	69	95	140	190
Total provision	72	95	149	190
Charge-offs
Purchased Non-Credit Impaired Loans, acquired at a discount	(3)	—	(9)	—
Remaining loans	(72)	(122)	(144)	(259)
Total charge-offs(1)	(75)	(122)	(153)	(259)
Reclassification of interest reserve(2)	2	2	4	4
Allowance at end of period	$1,297	$1,286	$1,297	$1,286
Charge-offs as a percentage of average loans in repayment (annualized)	1.3%	2.3%	1.4%	2.4%
Allowance coverage of net charge-offs (annualized)	4.3	2.6	4.2	2.5
Allowance as a percentage of ending total loans	5.2%	4.9%	5.2%	4.9%
Allowance as a percentage of ending loans in repayment	5.8%	5.4%	5.8%	5.4%
Ending total loans(3)	$24,712	$26,503	$24,712	$26,503
Average loans in repayment	$22,289	$21,621	$22,474	$21,706
Ending loans in repayment	$22,174	$23,613	$22,174	$23,613

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

In establishing the allowance for Private Education Loan losses as of June 30, 2018, we considered several factors with respect to our Private Education Loan portfolio. There was a $1.7 billion decrease in Private Education Loans outstanding, total loan delinquencies of $1.3 billion were down $119 million from $1.4 billion in the year-ago quarter and loan delinquencies of 90 days or more decreased to $602 million, down $56 million from $658 million in the year-ago quarter. Charge-offs decreased to $75 million, down $47 million from $122 million in the year-ago quarter. Loans in forbearance increased to $885 million, up $15 million from $870 million in the year-ago quarter. As a result of these factors, the provision for Private Education Loan losses was $72 million in the second quarter of 2018, down $23 million from the second quarter of 2017.

Operating Expenses

Operating expenses for our Consumer Lending segment include costs incurred to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses were $39 million and $37 million for the quarters ended June 30, 2018 and 2017, respectively. The increase from the year-ago quarter is primarily related to Earnest, acquired in November 2017, which was partially offset by a general reduction in expenses primarily in connection with cost savings initiatives.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Net interest income	$—	$—	—%	$—	$—	—%
Business processing revenue	65	53	23	137	97	41
Direct operating expenses	54	44	23	113	82	38
Income before income tax expense	11	9	22	24	15	60
Income tax expense	3	3	—	6	6	—
Core Earnings	$8	$6	33%	$18	$9	100%

Core Earnings for the segment were $8 million in second-quarter 2018, compared with $6 million in the year-ago quarter. This increase in net income as well as revenue and expenses was primarily from Duncan Solutions, acquired in July 2017, and the growth in healthcare services revenue.

Key segment metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Revenue from government services	$41	$35	$93	$62
Revenue from healthcare services	24	18	44	35
Total fee revenue	$65	$53	$137	$97
EBITDA(1)	$12	$10	$26	$16
EBITDA Margin(1)	18%	18%	19%	16%
Contingent collection receivables inventory (in billions)	$11.6	$12.3	$11.6	$12.3

(1)	See “Non-GAAP Financial Measures – Earnings before Interest, Taxes, Depreciation and Amortization Expense

(‘EBITDA’)” for an explanation and reconciliation of these metrics.

Other Segment

The following table presents Core Earnings results of our Other segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Net interest loss after provision for loan losses	$(40)	$(31)	29%	$(75)	$(59)	27%
Other income	3	4	(25)	5	9	(44)
Losses on debt repurchases	(7)	—	100	(8)	—	100
Total other income	(4)	4	(200)	(3)	9	(133)
Overhead expenses:
Unallocated information technology costs	28	29	(3)	58	57	2
Unallocated corporate costs	44	41	7	95	90	6
Total overhead expenses	72	70	3	153	147	4
Restructuring/other reorganization expenses	2	—	100	9	—	100
Total expenses	74	70	6	162	147	10
Loss before income tax benefit	(118)	(97)	22	(240)	(197)	22
Income tax benefit	(27)	(36)	(25)	(55)	(72)	(24)
Core Earnings (loss)	$(91)	$(61)	49%	$(185)	$(125)	48%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The increase in net interest loss is primarily a result of an increase in the corporate liquidity portfolio balance combined with an increase in the cost of funds.

Losses on Debt Repurchases

We repurchased $1.3 billion of unsecured debt in the second quarter of 2018, resulting in $7 million of debt repurchase losses.

Overhead

Unallocated corporate overhead is comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations. The $2 million increase in overhead expense was the result of a $5 million increase in regulatory costs and $5 million of costs in businesses acquired in 2017 (Duncan in July 2017 and Earnest in November 2017), partially offset by an $8 million reduction of costs primarily as a result of ongoing cost savings initiatives.

Restructuring/Other Reorganization Expenses

During the second quarter of 2018, the Company incurred $2 million of restructuring/other reorganization expense in connection with an effort that will reduce costs and improve operating efficiency. The charges were primarily severance-related costs.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$78,170	3.90%	$85,321	3.14%	$79,478	3.76%	$86,032	3.04%
Private Education Loans	23,320	7.60	23,114	6.69	23,536	7.48	23,306	6.57
Other loans	73	7.35	197	11.55	72	7.22	185	11.37
Cash and investments	5,668	1.67	5,350	.75	5,473	1.50	5,189	.66
Total interest-earning assets	107,231	4.59%	113,982	3.76%	108,559	4.46%	114,712	3.67%
Non-interest-earning assets	3,593		3,728		3,509		3,969
Total assets	$110,824		$117,710		$112,068		$118,681
Average Liabilities and Equity
Short-term borrowings	$4,554	4.20%	$2,750	4.13%	$4,921	4.19%	$2,487	3.86%
Long-term borrowings	100,835	3.51	109,216	2.54	101,889	3.31	110,206	2.46
Total interest-bearing liabilities	105,389	3.54%	111,966	2.58%	106,810	3.35%	112,693	2.50%
Non-interest-bearing liabilities	1,727		2,164		1,603		2,333
Equity	3,708		3,580		3,655		3,655
Total liabilities and equity	$110,824		$117,710		$112,068		$118,681
Net interest margin		1.11%		1.23%		1.16%		1.21%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase	Change Due To(1)
(Dollars in millions)	(Decrease)	Rate	Volume
Three Months Ended June 30, 2018 vs. 2017
Interest income	$157	$224	$(67)
Interest expense	210	255	(45)
Net interest income	$(53)	$(31)	$(22)
Six Months Ended June 30, 2018 vs. 2017
Interest income	$314	$430	$(116)
Interest expense	379	454	(75)
Net interest income	$(65)	$(24)	$(41)

(1)	Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net — GAAP and Core Earnings Basis

	June 30, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$76	$—	$76	$38	$114
Grace, repayment and other(2)	25,876	50,100	75,976	23,950	99,926
Total, gross	25,952	50,100	76,052	23,988	100,040
Unamortized premium/(discount)	389	250	639	(847)	(208)
Receivable for partially charged-off loans	—	—	—	724	724
Allowance for loan losses	(47)	(35)	(82)	(1,297)	(1,379)
Total education loan portfolio	$26,294	$50,315	$76,609	$22,568	$99,177
% of total FFELP	34%	66%	100%
% of total	26%	51%	77%	23%	100%

	December 31, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$88	$—	$88	$54	$142
Grace, repayment and other(2)	27,949	53,060	81,009	24,826	105,835
Total, gross	28,037	53,060	81,097	24,880	105,977
Unamortized premium/(discount)	407	259	666	(924)	(258)
Receivable for partially charged-off loans	—	—	—	760	760
Allowance for loan losses	(35)	(25)	(60)	(1,297)	(1,357)
Total education loan portfolio	$28,409	$53,294	$81,703	$23,419	$105,122
% of total FFELP	35%	65%	100%
% of total	27%	51%	78%	22%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount) — GAAP and Core Earnings Basis

	Three Months Ended June 30, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$27,068	$51,102	$78,170	$23,320	$101,490
% of FFELP	35%	65%	100%
% of total	27%	50%	77%	23%	100%

	Three Months Ended June 30, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$30,866	$54,455	$85,321	$23,114	$108,435
% of FFELP	36%	64%	100%
% of total	29%	50%	79%	21%	100%

	Six Months Ended June 30, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$27,613	$51,865	$79,478	$23,536	$103,014
% of FFELP	35%	65%	100%
% of total	27%	50%	77%	23%	100%

	Six Months Ended June 30, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$31,424	$54,608	$86,032	$23,306	$109,338
% of FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

Education Loan Activity — GAAP and Core Earnings Basis

	Three Months Ended June 30, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$27,452	$51,951	$79,403	$22,923	$102,326
Acquisitions	25	32	57	678	735
Capitalized interest and premium/discount amortization	200	208	408	97	505
Consolidations to third parties	(547)	(567)	(1,114)	(221)	(1,335)
Repayments and other	(836)	(1,309)	(2,145)	(909)	(3,054)
Ending balance	$26,294	$50,315	$76,609	$22,568	$99,177

	Three Months Ended June 30, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$31,184	$54,100	$85,284	$22,552	$107,836
Acquisitions	416	3,495	3,911	2,554	6,465
Capitalized interest and premium/discount amortization	229	249	478	92	570
Consolidations to third parties	(727)	(741)	(1,468)	(160)	(1,628)
Repayments and other	(887)	(1,178)	(2,065)	(815)	(2,880)
Ending balance	$30,215	$55,925	$86,140	$24,223	$110,363

	Six Months Ended June 30, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$28,409	$53,294	$81,703	$23,419	$105,122
Acquisitions	182	155	337	1,219	1,556
Capitalized interest and premium/discount amortization	427	434	861	192	1,053
Consolidations to third parties	(1,089)	(1,108)	(2,197)	(441)	(2,638)
Repayments and other	(1,635)	(2,460)	(4,095)	(1,821)	(5,916)
Ending balance	$26,294	$50,315	$76,609	$22,568	$99,177

	Six Months Ended June 30, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$32,319	$55,411	$87,730	$23,340	$111,070
Acquisitions	725	3,872	4,597	2,666	7,263
Capitalized interest and premium/discount amortization	471	501	972	177	1,149
Consolidations to third parties	(1,492)	(1,484)	(2,976)	(320)	(3,296)
Repayments and other	(1,808)	(2,375)	(4,183)	(1,640)	(5,823)
Ending balance	$30,215	$55,925	$86,140	$24,223	$110,363

Education Loan Allowance for Loan Losses Activity — GAAP and Core Earnings Basis

	Three Months Ended June 30,
	2018			2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$59	$1,298	$1,357	$64	$1,311	$1,375
Less:
Charge-offs(1)	(17)	(75)	(92)	(13)	(122)	(135)
Plus:
Provision for loan losses	40	72	112	10	95	105
Reclassification of interest reserve(2)	—	2	2	—	2	2
Ending balance	$82	$1,297	$1,379	$61	$1,286	$1,347
Percent of total	6%	94%	100%	5%	95%	100%
Troubled debt restructuring(3)	$—	$10,655	$10,655	$ —	$10,594	$10,594

	Six Months Ended June 30,
	2018			2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$60	$1,297	$1,357	$67	$1,351	$1,418
Less:
Charge-offs(1)	(28)	(153)	(181)	(26)	(259)	(285)
Plus:
Provision for loan losses	50	149	199	20	190	210
Reclassification of interest reserve(2)	—	4	4	—	4	4
Ending balance	$82	$1,297	$1,379	$61	$1,286	$1,347
Percent of total	6%	94%	100%	5%	95%	100%
Troubled debt restructuring(3)	$ —	$10,655	$10,655	$—	$10,594	$10,594

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

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP and Core Earnings Basis

	FFELP Loan Delinquencies
	June 30,
	2018		2017
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,372		$5,538
Loans in forbearance(2)	8,728		9,814
Loans in repayment and percentage of each status:
Loans current	54,780	87.0%	61,108	87.2%
Loans delinquent 31-60 days(3)	2,344	3.7	3,187	4.5
Loans delinquent 61-90 days(3)	1,110	1.8	1,596	2.3
Loans delinquent greater than 90 days(3)	4,718	7.5	4,204	6.0
Total FFELP Loans in repayment	62,952	100%	70,095	100%
Total FFELP Loans, gross	76,052		85,447
FFELP Loan unamortized premium	639		754
Total FFELP Loans	76,691		86,201
FFELP Loan allowance for losses	(82)		(61)
FFELP Loans, net	$76,609		$86,140
Percentage of FFELP Loans in repayment		82.8%		82.0%
Delinquencies as a percentage of FFELP Loans in repayment		13.0%		12.8%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.2%		12.3%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP and Core Earnings Basis

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Allowance at beginning of period	$59	$64	$60	$67
Provision for FFELP Loan losses	40	10	50	20
Charge-offs	(17)	(13)	(28)	(26)
Allowance at end of period	$82	$61	$82	$61
Charge-offs as a percentage of average loans in repayment (annualized)	.11%	.08%	.09%	.08%
Allowance coverage of charge-offs (annualized)	1.2	1.1	1.5	1.2
Allowance as a percentage of ending total loans, gross	.11%	.07%	.11%	.07%
Allowance as a percentage of ending loans in repayment	.13%	.09%	.13%	.09%
Ending total loans, gross	$76,052	$85,447	$76,052	$85,447
Average loans in repayment	$64,238	$68,915	$64,940	$69,108
Ending loans in repayment	$62,952	$70,095	$62,952	$70,095

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP and Core Earnings Basis

	Private Education Loan Delinquencies
	June 30,
	2018		2017
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$929		$1,236
Loans in forbearance(2)	885		870
Loans in repayment and percentage of each status:
Loans current	20,867	94.1%	22,187	94.0%
Loans delinquent 31-60 days(3)	453	2.1	481	2.0
Loans delinquent 61-90 days(3)	252	1.1	287	1.2
Loans delinquent greater than 90 days(3)	602	2.7	658	2.8
Total Private Education Loans in repayment	22,174	100%	23,613	100%
Total Private Education Loans, gross	23,988		25,719
Private Education Loan unamortized discount	(847)		(994)
Total Private Education Loans	23,141		24,725
Private Education Loan receivable for partially charged-off loans	724		784
Private Education Loan allowance for losses	(1,297)		(1,286)
Private Education Loans, net	$22,568		$24,223
Percentage of Private Education Loans in repayment		92.4%		91.8%
Delinquencies as a percentage of Private Education Loans in repayment		5.9%		6.0%
Loans in forbearance as a percentage of loans in repayment and forbearance		3.8%		3.6%
Loans in repayment with more than 12 payments made		90%		95%
Percentage of Private Education Loans with a cosigner		60%		65%

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

Allowance for Private Education Loan Losses — GAAP and Core Earnings Basis

See “Business Segment Earnings Summary — Core Earnings Basis — Consumer Lending Segment — Private Education Loan Provision for Loan Losses” for discussion.

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 or more days past due, we charge off the estimated loss of a defaulted loan balance. We refer to the remaining loan balance as the “receivable for partially charged-off loans.” Actual recoveries are applied against this receivable balance. If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for Private Education Loan losses.

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Receivable at beginning of period	$741	$800	$760	$815
Expected future recoveries of current period defaults(1)	19	29	38	63
Recoveries(2)	(36)	(40)	(74)	(84)
Charge-offs(3)	—	(5)	—	(10)
Receivable at end of period	$724	$784	$724	$784

(1)	Represents our estimate of the amount to be collected in the future.
(2)	Current period cash collections.
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

At June 30, 2018, loans in forbearance status as a percentage of loans in repayment and forbearance were 6.4 percent for loans that have made less than 25 monthly payments. The percentage drops to 2.8 percent for loans that have made more than 48 monthly payments.

At June 30, 2018, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 3.9 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.9 percent for loans that have made more than 48 monthly payments.

For the three months ended June 30, 2018, charge-offs as a percentage of loans in repayment were 3.4 percent for loans that have made less than 25 monthly payments. The percentage drops to 0.8 percent for loans that have made more than 48 monthly payments.

GAAP and Core Earnings Basis:

(Dollars in millions)	Monthly Scheduled Payments Received
June 30, 2018	0 to 12	13 to 24	25 to 36	37 to 48	More than 48	Not Yet in Repayment	Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$929	$929
Loans in forbearance	152	77	84	101	471	—	885
Loans in repayment — current	2,141	982	916	1,372	15,456	—	20,867
Loans in repayment — delinquent 31-60 days	33	34	43	54	289	—	453
Loans in repayment — delinquent 61-90 days	20	23	29	34	146	—	252
Loans in repayment — delinquent greater than 90 days	70	63	75	84	310	—	602
Total	$2,416	$1,179	$1,147	$1,645	$16,672	$929	23,988
Unamortized discount							(847)
Receivable for partially charged-off loans							724
Allowance for loan losses							(1,297)
Total Private Education Loans, net							$22,568
Loans in forbearance as a percentage of loans in repayment and forbearance	6.3%	6.5%	7.3%	6.1%	2.8%	—%	3.8%
Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	3.1%	5.7%	7.1%	5.4%	1.9%	—%	2.7%
Charge-offs as a percentage of loans in repayment	2.3%	3.2%	3.2%	2.4%	.9%	—%	1.3%

(Dollars in millions)	Monthly Scheduled Payments Received
June 30, 2017	0 to 12	13 to 24	25 to 36	37 to 48	More than 48	Not Yet in Repayment	Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$1,236	$1,236
Loans in forbearance	241	98	99	104	328	—	870
Loans in repayment — current	983	901	1,433	2,341	16,529	—	22,187
Loans in repayment — delinquent 31-60 days	49	41	55	75	261	—	481
Loans in repayment — delinquent 61-90 days	35	30	38	43	141	—	287
Loans in repayment — delinquent greater than 90 days	94	82	98	110	274	—	658
Total	$1,402	$1,152	$1,723	$2,673	$17,533	$1,236	25,719
Unamortized discount							(994)
Receivable for partially charged-off loans							784
Allowance for loan losses							(1,286)
Total Private Education Loans, net							$24,223
Loans in forbearance as a percentage of loans in repayment and forbearance	17.2%	8.5%	5.7%	3.9%	1.9%	—%	3.6%
Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	8.1%	7.8%	6.1%	4.3%	1.6%	—%	2.8%
Charge-offs as a percentage of loans in repayment	9.4%	6.4%	4.9%	3.3%	1.1%	—%	2.3%

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

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt that totaled $13.0 billion at June 30, 2018. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $2.2 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($482 million in the six months ended June 30, 2018), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Refinance Loans. We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. On January 24, 2018, we announced that we expect to restart our share repurchases in the second half of 2018. We entered into a derivative contract in May 2018 to purchase $60 million of common shares. We settled this contract in July 2018 by delivering $60 million in cash in exchange for 4.3 million common shares.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	June 30, 2018	December 31, 2017
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,625	$1,520
Unencumbered FFELP Loans	429	690
Total GAAP and Core Earnings basis	$2,054	$2,210

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,722	$1,331	$1,609	$1,213
Unencumbered FFELP Loans	618	924	759	914
Total GAAP and Core Earnings basis	$2,340	$2,255	$2,368	$2,127

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of June 30, 2018 and 2017, the maximum additional capacity under these facilities was $1.8 billion and $2.4 billion, respectively. For the three months ended June 30, 2018 and 2017, the average maximum additional capacity under these facilities was $1.6 billion and $2.8 billion, respectively. For the six months ended June 30, 2018 and 2017, the average maximum additional capacity under these facilities was $1.9 billion and $2.7 billion, respectively. As of June 30, 2018, the maturity dates of the FFELP Loan-other facilities ranged from November 2018 to January 2021.

Liquidity may also be available from our Private Education Loan asset-backed commercial paper (“ABCP”) facilities. Maximum borrowing capacity under the Private Education Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered Private Education Loans. As of June 30, 2018 and 2017, the maximum additional capacity under these facilities was $830 million and $255 million, respectively. For the three months ended June 30, 2018 and 2017, the average maximum additional capacity under these facilities was $719 million and $203 million, respectively. For the six months ended June 30, 2018 and 2017, the average maximum additional capacity under these facilities was $804 million and $225 million, respectively. As of June 30, 2018, the maturity dates of these facilities ranged from October 2018 to June 2020.

At June 30, 2018, we had a total of $6.4 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $3.2 billion of our unencumbered tangible assets of which $2.7 billion and $429 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of June 30, 2018, we had $10.0 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Since the fourth quarter of 2015, we have closed on $4.0 billion of Private Education Loan ABS Repurchase Facilities. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

For further discussion of our various sources of liquidity, our access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6—Borrowings” in our Annual Report on Form 10-K for the year ended December 31, 2017.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	June 30, 2018	December 31, 2017
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.8	4.7
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	5.2	5.9
Tangible unencumbered assets(1)	6.4	6.6
Senior unsecured debt	(13.0)	(13.9)
Mark-to-market on unsecured hedged debt(2)	—	(.3)
Other liabilities, net	(.5)	(.3)
Total tangible equity — GAAP Basis(1)	$2.9	$2.7

(1)	At June 30, 2018 and December 31, 2017, excludes goodwill and acquired intangible assets, net, of $798 million and $810 million, respectively.
(2)

At June 30, 2018 and December 31, 2017, there were $(70) million and $189 million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).

Second-Quarter 2018 Financing Transactions

During the second-quarter 2018, Navient issued $997 million in FFELP Loan ABS, $521 million in Private Education Loan ABS and $500 million in unsecured debt.  Additionally, Navient extended the maturity dates of a Private Education Loan ABCP Facility from June 2018 to June 2019 and a FFELP Loan ABCP Facility from April 2019 to April 2020.

Shareholder Distributions

In the six months ended June 30, 2018, we paid two quarterly common stock dividends of $0.16 per share.

We entered into a derivative contract in May 2018 to purchase $60 million of common shares. We settled this contract in July 2018 by delivering $60 million in cash in exchange for 4.3 million common shares, resulting in a remaining common share repurchase authority of $100 million. Since the Spin-Off in April 2014, we have repurchased 172 million shares for $2.6 billion.

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

We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rate and foreign exchange rates, may require us to return cash collateral held or may require us to post collateral to counterparties. See “Note 7 — Derivative Financial Instruments” in our 2017 Form 10-K for more information on the amount of cash that has been received and delivered to derivative counterparties.  Effective June 30, 2018, our counterparty exposure reflects rule changes adopted by clearing organizations that require entities to treat daily variation margin payments as legal settlements of the outstanding exposure of the derivative, rather than recording these positions on a gross basis with a related collateral receivable or payable.

The table below highlights exposure related to our derivative counterparties at June 30, 2018.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$26	$28
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	8%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	53%	—%

Core Earnings Basis Borrowings

The following tables present the ending balances of our Core Earnings basis borrowings as of June 30, 2018 and December 31, 2017, and average balances and average interest rates of our Core Earnings basis borrowings for the three and six months ended June 30, 2018 and 2017. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “Non-GAAP

Financial Measures — Core Earnings —Reclassification of Settlements on Derivative and Hedging Activities” of this Item 2.)

Ending Balances

	June 30, 2018			December 31, 2017
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$2,235	$10,771	$13,006	$1,306	$12,624	$13,930
Total unsecured borrowings	2,235	10,771	13,006	1,306	12,624	13,930
Secured borrowings:
FFELP Loan securitizations	—	69,786	69,786	—	71,208	71,208
Private Education Loan securitizations(2)	960	12,507	13,467	686	12,646	13,332
FFELP Loan — other facilities	593	4,533	5,126	1,536	6,830	8,366
Private Education Loan — other facilities	698	1,485	2,183	684	1,710	2,394
Other(3)	276	—	276	538	—	538
Total secured borrowings	2,527	88,311	90,838	3,444	92,394	95,838
Core Earnings basis borrowings	4,762	99,082	103,844	4,750	105,018	109,768
Adjustment for GAAP accounting treatment	(10)	(392)	(402)	21	(6)	15
GAAP basis borrowings	$4,752	$98,690	$103,442	$4,771	$105,012	$109,783

(1)

Includes principal amount of $2.2 billion and $1.3 billion of short-term debt as of June 30, 2018 and December 31, 2017, respectively. Includes principal amount of $10.9 billion and $12.7 billion of long-term debt as of June 30, 2018 and December 31, 2017, respectively.

(2)

Includes $960 million and $686 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Repurchase Facilities”) as of June 30, 2018 and December 31, 2017, respectively. Includes $1.8 billion and $1.3 billion of long-term debt related to the Repurchase Facilities as of June 30, 2018 and December 31, 2017, respectively.

(3)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Secured borrowings comprised 87 percent of our Core Earnings basis debt outstanding at June 30, 2018 and December 31, 2017.

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$13,012	6.20%	$14,160	5.27%	$13,398	6.03%	$13,995	5.12%
Total unsecured borrowings	13,012	6.20	14,160	5.27	13,398	6.03	13,995	5.12
Secured borrowings:
FFELP Loan securitizations	69,979	2.95	73,031	2.08	70,394	2.77	72,928	2.00
Private Education Loan securitizations(1)	13,478	4.13	13,466	3.00	13,342	4.00	13,815	3.00
FFELP Loan — other facilities	6,312	2.85	9,961	1.96	6,953	2.77	10,807	1.81
Private Education Loan — other facilities	2,366	3.68	898	2.58	2,358	3.52	701	2.61
Other(2)	242	3.64	450	2.93	365	2.26	447	2.83
Total secured borrowings	92,377	3.13	97,806	2.20	93,412	2.96	98,698	2.13
Core Earnings basis borrowings	$105,389	3.51%	$111,966	2.59%	$106,810	3.35%	$112,693	2.50%

Core Earnings basis borrowings	$105,389	3.51%	$111,966	2.59%	$106,810	3.35%	$112,693	2.50%
Adjustment for GAAP accounting treatment	—	.03	—	(.01)	—	—	—	—
GAAP basis borrowings	$105,389	3.54%	$111,966	2.58%	$106,810	3.35%	$112,693	2.50%

(1)

Includes $2.7 billion and $1.1 billion of debt related to the Repurchase Facilities for the three months ended June 30, 2018 and 2017, respectively, and $2.4 billion and $1.1 billion for the six months ended June 30, 2018 and 2017, respectively.

(2)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, goodwill and intangible assets, fair value measurement, transfers of financial assets and the VIE consolidation model, and derivative accounting can be found in our 2017 Form 10-K. There were no significant changes to these critical accounting policies during the first half of 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at June 30, 2018 and December 31, 2017, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings before mark-to-market gains (losses) on derivative and hedging activities, a sensitivity analysis was performed assuming the funding index increases 10 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. These earnings sensitivities are applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of June 30, 2018 Impact on Annual Earnings If:			As of June 30, 2017 Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities	$(6)	$30	$(87)	$(10)	$1	$(95)
Mark-to-market gains (losses) on derivative and hedging activities	(43)	(171)	—	6	(134)	—
Increase (decrease) in income before taxes	$(49)	$(141)	$(87)	$(4)	$(133)	$(95)
Increase (decrease) in net income after taxes	$(38)	$(109)	$(67)	$(3)	$(84)	$(60)
Increase (decrease) in diluted earnings per common share	$(.14)	$(.41)	$(.25)	$(.01)	$(.30)	$(.21)

(1)

If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 10 basis points while holding the asset index constant. There is no sensitivity analysis related to the mark-to-market gains (losses) on derivative and hedging activities as part of this potential impact on earnings.

	At June 30, 2018
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$100,409	$(220)	—%	$(458)	—%
Other earning assets	5,370	(0)	—	(0)	—
Other assets	4,402	183	4	663	15
Total assets gain/(loss)	$110,181	$(37)	—%	$205	—%
Liabilities
Interest-bearing liabilities	$103,665	$(520)	(1)%	$(1,453)	(1)%
Other liabilities	1,762	348	20	1,163	66
Total liabilities (gain)/loss	$105,427	$(172)	—%	$(290)	—%

	At December 31, 2017
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$106,692	$(287)	—%	$(611)	(1)%
Other earning assets	5,034	—	—	—	—
Other assets	4,835	148	3	613	13
Total assets gain/(loss)	$116,561	$(139)	—%	$2	—%
Liabilities
Interest-bearing liabilities	$109,704	$(588)	(1)%	$(1,643)	(1)%
Other liabilities	1,723	301	17	1,132	66
Total liabilities (gain)/loss	$111,427	$(287)	—%	$(511)	—%

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

During the three and six months ended June 30, 2018 and 2017, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of derivative contracts. The result of these hedging transactions was to fix the relative spread between the education loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our fixed rate assets being funded with variable rate liabilities. Both items will generally cause income to decrease when interest rates increase. In both 2018 and 2017, the impact to income is primarily due to both items (i) and (ii) above. The decrease in the loss in 2018 as compared to 2017 was due to both the natural amortization of the FFELP Loan portfolio as well as higher interest rates in second-quarter 2018 compared to second-quarter 2017, which resulted in a loss of unhedged Floor Income between the second quarter of 2017 and the second quarter of 2018. Item (ii) had a minor impact in both periods as the Company generally enters into derivative contracts as a part of its overall interest rate risk management strategy, match-funding its floating rate assets with variable rate debt and fixed rate assets with fixed rate debt.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in 2018 and 2017 are primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. In particular, as of June 30, 2018, the Company’s floor income derivative contracts have a shorter remaining term than the prior-year period due to the natural amortization of the FFELP education loan portfolios over the year and interest rates in second-quarter 2018 are higher compared to second-quarter 2017 which results in such contracts having less intrinsic value. Both factors contribute to these contracts increasing less in value in a rising interest rate environment in the current period as compared to the prior-year period.

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 10 Basis Points,” the main driver of the decrease in pre-tax income before mark-to-market gains (losses) on derivative and hedging activities in both the June 30, 2018 and 2017 analyses is primarily the result of daily reset one-month LIBOR-indexed FFELP Loans being funded with monthly reset one-month LIBOR, three-month LIBOR and other non-discrete indexed liabilities, as well as, to a lesser extent, Prime-indexed Private Education Loans being funded with LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 3 for a further discussion.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2018. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.6	$—	$3.6
Prime	annual	.3	—	.3
Prime	quarterly	2.9	—	2.9
Prime	monthly	9.6	—	9.6
Prime	daily	—	—	—
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	.6	37.1	(36.5)
3-month LIBOR	daily	—	2.7	(2.7)
1-month LIBOR	monthly	5.9	40.6	(34.7)
1-month LIBOR daily	daily	72.3	—	72.3
CMT/CPI Index	monthly/quarterly	—	.1	(.1)
Non-Discrete reset(2)	monthly	—	9.2	(9.2)
Non-Discrete reset(3)	daily/weekly	5.3	.3	5.0
Fixed Rate(4)		8.1	18.9	(10.8)
Total		$108.9	$108.9	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Core Earnings Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.6	$—	$3.6
Prime	annual	.3	—	.3
Prime	quarterly	2.9	—	2.9
Prime	monthly	9.6	—	9.6
Prime	daily	—	—	—
PLUS Index	annual	.3	—	.3
3-month LIBOR	quarterly	.6	—	.6
3-month LIBOR	daily	—	1.4	(1.4)
1-month LIBOR	monthly	5.9	81.6	(75.7)
1-month LIBOR	daily	72.3	—	72.3
Non-Discrete reset(2)	monthly	—	9.2	(9.2)
Non-Discrete reset(3)	daily/weekly	5.3	.3	5.0
Fixed Rate(4)		7.9	16.2	(8.3)
Total		$108.7	$108.7	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at June 30, 2018.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	6.5
Other loans	9.5
Cash and investments	.1
Total earning assets	6.2
Borrowings
Short-term borrowings	.7
Long-term borrowings	6.1
Total borrowings	5.8

 Item  4.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2018. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain Cases

On March 18, 2011, an education loan borrower filed a putative class action complaint against SLM Corporation as it existed prior to the Spin-Off (“Old SLM”) in the U.S. District Court for the Northern District of California. The complaint was captioned Tina M. Ubaldi v. SLM Corporation et. al. The plaintiff brought the complaint on behalf of a putative class consisting of other similarly situated California borrowers. Plaintiffs subsequently amended their complaint to include usury claims under California state law and to seek restitution of late charges and interest paid by members of the putative class and other relief. In the fourth quarter of 2016, the parties reached a settlement in principle that would resolve the Ubaldi matter, as well as the related lawsuit of Marlene Blyden v. Navient Corporation, et al. A reserve was established for this matter as of December 31, 2016. The Court granted final approval of the settlement in May 2018. The financial impact of the final settlement is not material. The Company agreed to settle these matters to avoid the burden, expense, risk, and uncertainty of continued litigation.

During the first quarter of 2016, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. The plaintiffs filed their amended and consolidated complaint in September 2016. In September 2017, the Court granted the Navient defendants’ motion and dismissed the complaint in its entirety with leave to amend. The plaintiffs filed a second amended complaint with the court in November 2017. The Navient defendants deny the allegations and intend to vigorously defend against the allegation in this lawsuit and filed a motion to dismiss in January 2018. Additionally, two putative class actions have been filed in the U.S. District Court for the District of New Jersey captioned Eli Pope v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian Lown, and Melvin Gross v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian M. Lown, both of which allege violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These cases were consolidated by the Court in February 2018, the plaintiffs filed a consolidated amended complaint in April 2018 and the Company filed its Motion to Dismiss in June 2018. The Company has denied the allegations and intends to vigorously defend itself.

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

In January 2017, the CFPB and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the CFPA, the FCPA, FCRA, FDCPA and various state consumer protection laws. In October 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC, containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. Additionally, the Attorneys General for the States of California and Mississippi recently initiated similar actions against the Company and certain subsidiaries alleging violations of various state and federal consumer protection laws. We refer to the Illinois, Pennsylvania, Washington, California and Mississippi Attorneys General collectively as the “State Attorneys General.” In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. As the Company has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. We therefore have denied these allegations and intend to vigorously defend against the allegations in each of these cases. For additional information on these civil actions, please refer to section entitled “Regulatory Matters” below.

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

As previously disclosed, the Company and various of its subsidiaries have been subject to the following investigations and inquiries:

•

In December 2013, Navient received Civil Investigative Demands (“CIDs”) issued by the Illinois Attorney General, the Washington Attorney General and multiple other state Attorneys General. According to the CIDs, the investigations were initiated to ascertain whether any practices declared to be unlawful under the Consumer Fraud and Deceptive Business Practices Act have occurred or are about to occur. The Company subsequently received separate but similar CIDs or subpoenas from the Attorneys General of the District of Columbia, Kansas and Colorado.

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

In January 2017, the CFPB initiated a civil action naming Navient Corporation and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the DFPA, FCRA, FDCPA and various state consumer protection laws. The CFPB, Washington Attorney General and Illinois Attorney General lawsuits relate to matters which were covered under the CIDs or the NORA letter discussed above. In addition, various State Attorneys General have filed suits alleging violations of various state and federal consumer protection laws covering matters similar to those covered by the CIDs or the NORA letter.  As stated above, we have denied these allegations and intend to vigorously defend against the allegations in each of these cases.

With respect to alleged civil violations of the Servicemembers Civil Relief Act (the “SCRA”), Navient Solutions LLC (“Solutions’), a wholly owned subsidiary of Navient, and Sallie Mae Bank entered into a consent order with the DOJ in May 2014. The DOJ consent order (the “DOJ Order”) covers all loans either owned by Sallie Mae Bank or serviced by Solutions from November 28, 2005 until the effective date of the settlement. The Company believes it has complied with the terms of the DOJ Order, including the monetary portions of the order. The total reserves established by the Company in 2013 and 2014 to cover these costs were $177 million, and as of June 30, 2018, substantially all of this amount had been paid. The final cost of these proceedings will remain uncertain until the remaining consent order is lifted or terminates in accordance with its terms in late 2018.

Under the terms of the Separation Agreement between the Company and SLM BankCo, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the terms, conditions and limitations set forth in the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above, other than fines or penalties directly levied against Sallie Mae Bank and other matters specifically excluded. Navient has no additional reserves related to indemnification matters with SLM BankCo as of June 30, 2018.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. In September 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG in August 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. In August 2016, we filed our notice of appeal to the Administrative Actions and Appeals Service Group of ED. A hearing was held in April 2017 and a ruling has not yet been issued. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 as part of the total reserve for pending regulatory matters discussed previously and does not believe, at this time, that an adverse ruling would have a material effect on the Company as a whole.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2018.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 — April 30, 2018	—	$—	—	$160
May 1 — May 31, 2018	—	—	—	$160
June 1 — June 30, 2018	.1	14.53	—	$160
Total second-quarter 2018	.1	$14.53	—

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	In December 2016, our board of directors authorized us to purchase up to $600 million of shares of our common stock.

The closing price of our common stock on the NASDAQ Global Select Market on June 29, 2018 was $13.03.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

10.1†*	Navient Corporation 2014 Omnibus Incentive Plan, Amended and Restated.

10.2†*	Navient Deferred Compensation Plan, Amended and Restated.

10.3†*	Navient Corporation Change in Control Severance Plan for Senior Officers, Amended and Restated.

10.4†*	Navient Corporation Executive Severance Plan for Senior Officers, Amended and Restated.

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NAVIENT CORPORATION (Registrant)

By:	/s/ CHRISTIAN M. LOWN
Christian M. Lown Chief Financial Officer (Principal Financial Officer)

Date: August 3, 2018