Form 10-Q
period 2018-09-30
NAVIENT CORP
filed 2018-11-02
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2018

Common Stock, $0.01 par value	257,966,088 shares

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
FFELP Loans (net of allowance for losses of $79 and $60, respectively)	$74,257	$81,703
Private Education Loans (net of allowance for losses of $1,226 and $1,297, respectively)	22,447	23,419
Investments
Available-for-sale	2	2
Other	294	386
Total investments	296	388
Cash and cash equivalents	2,143	1,518
Restricted cash and cash equivalents	3,105	3,128
Goodwill and acquired intangible assets, net	792	810
Other assets	3,453	4,025
Total assets	$106,493	$114,991
Liabilities
Short-term borrowings	$5,007	$4,771
Long-term borrowings	96,089	105,012
Other liabilities	1,642	1,723
Total liabilities	102,738	111,506
Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 445 million and 440 million shares issued, respectively	4	4
Additional paid-in capital	3,142	3,077
Accumulated other comprehensive income (net of tax expense of $72 and $36, respectively)	227	61
Retained earnings	3,186	3,004
Total Navient Corporation stockholders’ equity before treasury stock	6,559	6,146
Less: Common stock held in treasury at cost: 187 million and 177 million shares, respectively	(2,835)	(2,692)
Total Navient Corporation stockholders’ equity	3,724	3,454
Noncontrolling interest	31	31
Total equity	3,755	3,485
Total liabilities and equity	$106,493	$114,991

Supplemental information — assets and liabilities of consolidated variable interest entities:

	September 30, 2018	December 31, 2017
FFELP Loans	$73,480	$77,710
Private Education Loans	19,909	20,886
Restricted cash	3,054	3,091
Other assets, net	1,025	1,160
Short-term borrowings	2,648	2,906
Long-term borrowings	85,107	89,317
Net assets of consolidated variable interest entities	$9,713	$10,624

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
FFELP Loans	$759	$681	$2,242	$1,979
Private Education Loans	455	445	1,327	1,204
Other loans	1	2	4	12
Cash and investments	26	12	66	29
Total interest income	1,241	1,140	3,639	3,224
Total interest expense	935	785	2,707	2,178
Net interest income	306	355	932	1,046
Less: provisions for loan losses	85	105	284	317
Net interest income after provisions for loan losses	221	250	648	729
Other income (loss):
Servicing revenue	70	75	210	221
Asset recovery and business processing revenue	106	157	313	367
Other income (loss)	28	4	29	3
Gains on sales of loans and investments	—	3	—	3
Losses on debt repurchases	(1)	(1)	(9)	(1)
Gains (losses) on derivative and hedging activities, net	2	25	10	(16)
Total other income	205	263	553	577
Expenses:
Salaries and benefits	121	128	380	381
Other operating expenses	134	110	351	326
Total operating expenses	255	238	731	707
Goodwill and acquired intangible asset impairment and amortization expense	23	6	39	17
Restructuring/other reorganization expenses	1	—	10	—
Total expenses	279	244	780	724
Income before income tax expense	147	269	421	582
Income tax expense	33	93	98	206
Net income attributable to Navient Corporation	$114	$176	$323	$376
Basic earnings per common share attributable to Navient Corporation	$.44	$.65	$1.23	$1.35
Average common shares outstanding	260	269	263	279
Diluted earnings per common share attributable to Navient Corporation	$.43	$.64	$1.21	$1.32
Average common and common equivalent shares outstanding	264	274	267	285
Dividends per common share attributable to Navient Corporation	$.16	$.16	$.48	$.48

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$114	$176	$323	$376
Other comprehensive income:
Gains on derivatives	32	15	205	16
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)	(1)	—	(2)	—
Total gains on derivatives	31	15	203	16
Income tax expense	(7)	(6)	(50)	(6)
Other comprehensive income, net of tax expense	24	9	153	10
Total comprehensive income attributable to Navient Corporation	$138	$185	$476	$386

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at June 30, 2017	439,187,978	(165,083,710)	274,104,268	$4	$3,056	$7	$2,997	$(2,524)	$3,540	$24	$3,564
Comprehensive income:
Net income	—	—	—	—	—	—	176	—	176	—	176
Other comprehensive income (loss), net of tax	—	—	—	—	—	9	—	—	9	—	9
Total comprehensive income	—	—	—	—	—	—	—	—	185	—	185
Cash dividends:			—
Common stock ($.16 per share)	—	—	—	—	—	—	(43)	—	(43)	—	(43)
Issuance of common shares	385,676	—	385,676	—	4	—	—	—	4	—	4
Stock-based compensation expense	—	—	—	—	7	—	—	—	7	—	7
Common stock repurchased	—	(11,346,367)	(11,346,367)	—	—	—	—	(165)	(165)	—	(165)
Shares repurchased related to employee stock-based compensation plans	—	(131,374)	(131,374)	—	—	—	—	(2)	(2)	—	(2)
Balance at September 30, 2017	439,573,654	(176,561,451)	263,012,203	$4	$3,067	$16	$3,130	$(2,691)	$3,526	$24	$3,550

Balance at June 30, 2018	444,852,383	(180,225,077)	264,627,306	$4	$3,134	$203	$3,114	$(2,741)	$3,714	$31	$3,745
Comprehensive income:
Net income	—	—	—	—	—	—	114	—	114	—	114
Other comprehensive income (loss), net of tax	—	—	—	—	—	24	—	—	24	—	24
Total comprehensive income	—	—	—	—	—	—	—	—	138	—	138
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(42)	—	(42)	—	(42)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	395,615	—	395,615	—	4	—	—	—	4	—	4
Stock-based compensation expense	—	—	—	—	4	—	—	—	4	—	4
Repurchase of common stock:
Common stock repurchased	—	(2,569,400)	(2,569,400)	—	—	—	—	(35)	(35)	—	(35)
Derivative contract settlement:
Settlement cost, cash	—	(4,312,192)	(4,312,192)	—	—	—	—	(60)	(60)	—	(60)
(Gain)/loss on settlement	—	—	—	—	—	—	—	4	4	—	4
Shares repurchased related to employee stock-based compensation plans	—	(175,241)	(175,241)	—	—	—	—	(3)	(3)	—	(3)
Balance at September 30, 2018	445,247,998	(187,281,910)	257,966,088	$4	$3,142	$227	$3,186	$(2,835)	$3,724	$31	$3,755

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2016	436,037,666	(145,173,548)	290,864,118	$4	$3,022	$6	$2,890	$(2,223)	$3,699	$24	$3,723
Comprehensive income:
Net income	—	—	—	—	—	—	376	—	376	—	376
Other comprehensive income (loss), net of tax	—	—	—	—	—	10	—	—	10	—	10
Total comprehensive income	—	—	—	—	—	—	—	—	386	—	386
Cash dividends:
Common stock ($.48 per share)	—	—	—	—	—	—	(133)	—	(133)	—	(133)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Issuance of common shares	3,535,988	—	3,535,988	—	19	—	—	—	19	—	19
Stock-based compensation expense	—	—	—	—	26	—	—	—	26	—	26
Common stock repurchased	—	(29,646,374)	(29,646,374)	—	—	—	—	(440)	(440)	—	(440)
Shares repurchased related to employee stock-based compensation plans	—	(1,741,529)	(1,741,529)	—	—	—	—	(28)	(28)	—	(28)
Balance at September 30, 2017	439,573,654	(176,561,451)	263,012,203	$4	$3,067	$16	$3,130	$(2,691)	$3,526	$24	$3,550

Balance at December 31, 2017	439,718,145	(176,667,573)	263,050,572	$4	$3,077	$61	$3,004	$(2,692)	$3,454	$31	$3,485
Comprehensive income:
Net income	—	—	—	—	—	—	323	—	323	—	323
Other comprehensive income (loss), net of tax	—	—	—	—	—	153	—	—	153	—	153
Total comprehensive income	—	—	—	—	—	—	—	—	476	—	476
Cash dividends:
Common stock ($.48 per share)	—	—	—	—	—	—	(126)	—	(126)	—	(126)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	5,529,853	—	5,529,853	—	43	—	—	—	43	—	43
Stock-based compensation expense	—	—	—	—	22	—	—	—	22	—	22
Repurchase of common stock:
Common stock repurchased	—	(2,569,400)	(2,569,400)	—	—	—	—	(35)	(35)	—	(35)
Derivative contract settlement:			—
Settlement cost, cash	—	(4,312,192)	(4,312,192)	—	—	—	—	(60)	(60)	—	(60)
(Gain)/loss on settlement	—	—	—	—	—	—	—	4	4	—	4
Shares repurchased related to employee stock-based compensation plans	—	(3,732,745)	(3,732,745)	—	—	—	—	(52)	(52)	—	(52)
Reclassification from adoption of ASU No. 2018-02	—	—	—	—	—	13	(13)	—	-	—	-
Balance at September 30, 2018	445,247,998	(187,281,910)	257,966,088	$4	$3,142	$227	$3,186	$(2,835)	$3,724	$31	$3,755

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$323	$376
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) on sales of loans and investments	—	(3)
Losses on debt repurchases	9	1
Goodwill and acquired intangible asset impairment and amortization expense	39	17
Stock-based compensation expense	22	26
Mark-to-market (gains) on derivative and hedging activities, net	(104)	(25)
Provisions for loan losses	284	317
(Increase) decrease in accrued interest receivable	(19)	90
Increase (decrease) in accrued interest payable	4	(33)
Decrease in other assets	194	213
(Decrease) in other liabilities	(97)	(65)
Total net cash provided by operating activities	655	914
Investing activities
Education loans acquired	(2,625)	(6,343)
Reduction of education loans:
Installment payments	10,815	11,290
Other investing activities, net	(93)	(70)
Purchases of other securities	(1)	(1)
Proceeds from sales and maturities of other securities	103	19
Purchase of subsidiaries, net of cash and restricted cash acquired	—	(77)
Total net cash provided by investing activities	8,199	4,818
Financing activities
Borrowings collateralized by loans in trust - issued	7,144	7,024
Borrowings collateralized by loans in trust - repaid	(10,478)	(10,929)
Asset-backed commercial paper conduits, net	(3,585)	(1,364)
Long-term notes issued	495	1,353
Long-term notes repaid	(1,530)	(1,367)
Other financing activities, net	(77)	(75)
Common stock repurchased	(95)	(440)
Common dividends paid	(126)	(133)
Total net cash used in financing activities	(8,252)	(5,931)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	602	(199)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	4,646	4,712
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$5,248	$4,513
Cash disbursements made (refunds received) for:
Interest	$2,515	$2,121
Income taxes paid	$55	$107
Income taxes received	$(3)	$—
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$2,143	$1,248
Restricted cash and restricted cash equivalents	3,105	3,265
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$5,248	$4,513
Supplemental cash flow information:
Noncash activity
Investing activity - Education loans	$—	$1,552
Operating activity - Other assets acquired and other liabilities assumed, net	$—	$14
Financing activity - Borrowings assumed in acquisition of education loans	$—	$1,566

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2017 Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2017 to be consistent with classifications adopted for 2018, and had no effect on net income, total assets, or total liabilities.

Recently Issued Accounting Pronouncements

Effective in 2018

Revenue Recognition

As of January 1, 2018, we adopted Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. The contract transaction price is allocated to each distinct contractual performance obligation and recognized as revenue at a point in time or over time when or as the good or service is provided to the customer and the performance obligation is satisfied. Generally, our performance obligations are satisfied over time. In conjunction with our implementation plan, we identified revenue streams related to asset recovery and other business processing within our Federal Education Loans and Business Processing segments that are within the scope of the new standard and reviewed related contracts. We determined there was no material change in the timing of our recognition of our asset recovery and business processing revenue or expenses and we did not record a cumulative adjustment as of January 1, 2018 as a result of the adoption of ASC 606. In connection with adopting ASC 606, we recognized $8 million of revenue and $5 million of expenses in the nine months ended September 30, 2018 related to a contract in our Business Processing segment that would have not been recognized under the prior accounting standard until a later period.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

1.   Significant Accounting Policies (Continued)

The new guidance does not apply to financial instruments and transfers and servicing that are accounted for under other U.S. GAAP. Accordingly, the new revenue recognition guidance does not have an impact on our recognition of revenue and costs associated with our loan portfolios, investments, derivatives and servicing contracts.  However, we considered the ASC 606 principal versus agent guidance with respect to certain asset recovery guarantor servicing contracts pursuant to which we serve in a portfolio management role and use third-party collection agencies.  We determined that we are required under the new accounting standard to reflect payments to third-party collection agencies as revenue and operating expense.  Under the prior accounting standards, we netted payments to third-party collection agencies against revenue.  We adopted the new accounting standard using the “cumulative effect transition adjustment” which results in prospectively making this change in 2018.  This change in accounting policy resulted in both asset recovery revenue and operating expense in the Federal Education Loan segment being $14 million and $33 million higher for the three and nine months ended September 30, 2018, respectively, with no impact on net income. See “Note 11 – Revenue from Contracts with Customers Accounted in Accordance with ASC 606” for the new required disclosures.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

1.   Significant Accounting Policies (Continued)

Effective in 2019

Leases

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must be recognized as assets and liabilities on the balance sheet of the lessee. A right-of-use asset and lease obligation will be recorded for all leases with a term exceeding twelve months, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. The standard allows the option to apply the new guidance prospectively at the effective date, without adjustment to comparative periods presented with certain practical expedients available. It will be effective for the Company as of January 1, 2019. We continue to assess the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures but expect it to be immaterial.

Hedging Activities

On August 28, 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging,” which is intended to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and are intended to better align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard will be effective for the Company as of January 1, 2019. We continue to assess the impact this new standard will have on our consolidated financial statements and footnote disclosures but expect it to be immaterial.

Effective in 2020

Allowance for Loan Losses

On June 16, 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses,” which requires measurement and recognition of an allowance for loan loss that estimates remaining expected credit losses for financial assets held at the reporting date. Our current allowance for loan loss is an incurred loss model. As a result, we expect the new guidance will result in an increase to our allowance for loan losses. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for the Company as of January 1, 2020 and will primarily impact the allowance for loan losses related to our Private Education Loans and FFELP Loans. Early adoption is permitted on January 1, 2019. This standard represents a significant change from existing GAAP and may result in material changes to the Company’s accounting for the allowance for loan losses. We are currently evaluating the impact of adopting this accounting standard on our consolidated financial statements and footnote disclosures.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Three Months Ended September 30, 2018
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$82	$1,297	$10	$1,389
Total provision	10	75	—	85
Net adjustment resulting from the change in the charge-off rate(1)	—	(32)	—	(32)
Net charge-offs remaining(2)	(13)	(116)	—	(129)
Total net charge-offs	(13)	(148)	—	(161)
Reclassification of interest reserve(3)	—	2	—	2
Ending balance	$79	$1,226	$10	$1,315
Allowance Ending Balance:
Individually evaluated for impairment — TDR	$—	$1,134	$9	$1,143
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	79	92	1	172
Purchased Non-Credit Impaired Loans acquired at a discount(4)	—	—	—	—
Purchased Credit Impaired Loans(4)	—	—	—	—
Ending total allowance	$79	$1,226	$10	$1,315
Loans Ending Balance:
Individually evaluated for impairment — TDR	$—	$10,497	$29	$10,526
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	70,778	11,459	49	82,286
Purchased Non-Credit Impaired Loans acquired at a discount(4)	2,941	2,282	—	5,223
Purchased Credit Impaired Loans(4)	—	231	—	231
Ending total loans(5)	$73,719	$24,469	$78	$98,266
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.09%	2.08%	—%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.57%	—%
Allowance coverage of charge-offs	1.5	2.1	—
Allowance as a percentage of the ending total loan balance	.11%	5.01%	12.71%
Allowance as a percentage of the ending loans in repayment	.13%	5.57%	12.71%
Ending total loans(5)	$73,719	$24,469	$78
Average loans in repayment	$61,956	$22,158	$77
Ending loans in repayment	$60,959	$21,997	$78

(1)

In third-quarter 2018, the portion of the loan amount charged off at default on Private Education Loans increased from 79 percent to 80.5 percent. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This charge resulted in a $32 million reduction to the balance of the receivable for partially charged-off loan balance.

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

(4)

The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of September 30, 2018. The losses of the Purchased Non-Credit Impaired Loans acquired at a discount are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $38 million and $343 million, respectively, as of September 30, 2018 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of September 30, 2018.

(5)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

	Three Months Ended September 30, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$61	$1,286	$15	$1,362
Total provision	10	95	—	105
Charge-offs(1)	(10)	(96)	(3)	(109)
Reclassification of interest reserve(2)	—	2	—	2
Ending balance	$61	$1,287	$12	$1,360
Allowance Ending Balance:
Individually evaluated for impairment — TDR	$—	$1,169	$10	$1,179
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	61	118	2	181
Purchased Non-Credit Impaired Loans acquired at a discount(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—
Ending total allowance	$61	$1,287	$12	$1,360
Loans Ending Balance:
Individually evaluated for impairment - TDR	$—	10,961	30	$10,991
Collectively evaluated for impairment
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	79,923	11,790	34	91,747
Purchased Non-Credit Impaired Loans acquired at a discount(3)	3,362	2,656	—	6,018
Purchased Credit Impaired Loans(3)	—	258	—	258
Ending total loans(4)	$83,285	$25,665	$64	$109,014
Charge-offs as a percentage of average loans in repayment	.05%	1.63%	16.22%
Allowance coverage of charge-offs	1.7	3.4	.9
Allowance as a percentage of the ending total loan balance	.07%	5.02%	18.59%
Allowance as a percentage of the ending loans in repayment	.09%	5.73%	18.59%
Ending total loans(4)	$83,285	$25,665	$64
Average loans in repayment	$68,168	$23,112	$85
Ending loans in repayment	$66,220	$22,448	$64

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2018
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$60	$1,297	$10	$1,367
Total provision	60	224	—	284
Net adjustment resulting from the change in the charge-off rate(1)	—	(32)	—	(32)
Net charge-offs remaining(2)	(41)	(269)	—	(310)
Total net charge-offs	(41)	(301)	—	(342)
Reclassification of interest reserve(3)	—	6	—	6
Ending balance	$79	$1,226	$10	$1,315
Allowance Ending Balance:
Individually evaluated for impairment - TDR	$—	$1,134	$9	$1,143
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	79	92	1	172
Purchased Non-Credit Impaired Loans acquired at a discount(4)	—	—	—	—
Purchased Credit Impaired Loans(4)	—	—	—	—
Ending total allowance	$79	$1,226	$10	$1,315
Loans Ending Balance:
Individually evaluated for impairment - TDR	$—	$10,497	$29	$10,526
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	70,778	11,459	49	82,286
Purchased Non-Credit Impaired Loans acquired at a discount(4)	2,941	2,282	—	5,223
Purchased Credit Impaired Loans(4)	—	231	—	231
Ending total loans(5)	$73,719	$24,469	$78	$98,266
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.09%	1.61%	—%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.19%	—%
Allowance coverage of charge-offs	1.4	3.0	—
Allowance as a percentage of the ending total loan balance	.11%	5.01%	13.02%
Allowance as a percentage of the ending loans in repayment	.13%	5.57%	13.02%
Ending total loans(5)	$73,719	$24,469	$78
Average loans in repayment	$63,934	$22,367	$74
Ending loans in repayment	$60,959	$21,997	$78

(1)

In third-quarter 2018, the portion of the loan amount charged off at default on Private Education Loans increased from 79 percent to 80.5 percent. This charge resulted in a $32 million reduction to the balance of the receivable for partially charged-off loan balance.

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

(4)

The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of September 30, 2018. The losses of the Purchased Non-Credit Impaired Loans acquired at a discount are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $38 million and $343 million, respectively, as of September 30, 2018 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of September 30, 2018.

(5)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$67	$1,351	$15	$1,433
Total provision	30	285	2	317
Charge-offs(1)	(36)	(355)	(5)	(396)
Reclassification of interest reserve(2)	—	6	—	6
Ending balance	$61	$1,287	$12	$1,360
Allowance Ending Balance:
Individually evaluated for impairment - TDR	$—	$1,169	$10	$1,179
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	61	118	2	181
Purchased Non-Credit Impaired Loans acquired at a discount(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—
Ending total allowance	$61	$1,287	$12	$1,360
Loans Ending Balance:
Individually evaluated for impairment - TDR	$—	$10,961	$30	$10,991
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	79,923	11,790	34	91,747
Purchased Non-Credit Impaired Loans acquired at a discount(3)	3,362	2,656	—	6,018
Purchased Credit Impaired Loans(3)	—	258	—	258
Ending total loans(4)	$83,285	$25,665	$64	$109,014
Charge-offs as a percentage of average loans in repayment	.07%	2.14%	3.92%
Allowance coverage of charge-offs	1.3	2.7	1.7
Allowance as a percentage of the ending total loan balance	.07%	5.02%	18.59%
Allowance as a percentage of the ending loans in repayment	.09%	5.73%	18.59%
Ending total loans(4)	$83,285	$25,665	$64
Average loans in repayment	$68,791	$22,180	$186
Ending loans in repayment	$66,220	$22,448	$64

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

      Key Credit Quality Indicators

FFELP Loans are substantially insured and guaranteed as to their principal and accrued interest in the event of default. The key credit quality indicator for this portfolio is loan status. The impact of changes in loan status is incorporated quarterly into the allowance for loan losses calculation.

	FFELP Loan Delinquencies
	September 30, 2018		December 31, 2017
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,160		$4,711
Loans in forbearance(2)	8,600		8,533
Loans in repayment and percentage of each status:
Loans current	54,005	88.6%	59,264	87.3%
Loans delinquent 31-60 days(3)	1,978	3.2	2,638	3.9
Loans delinquent 61-90 days(3)	947	1.6	1,763	2.6
Loans delinquent greater than 90 days(3)	4,029	6.6	4,188	6.2
Total FFELP Loans in repayment	60,959	100%	67,853	100%
Total FFELP Loans, gross	73,719		81,097
FFELP Loan unamortized premium	617		666
Total FFELP Loans	74,336		81,763
FFELP Loan allowance for losses	(79)		(60)
FFELP Loans, net	$74,257		$81,703
Percentage of FFELP Loans in repayment		82.7%		83.7%
Delinquencies as a percentage of FFELP Loans in repayment		11.4%		12.7%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.4%		11.2%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

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

	Private Education Loan Credit Quality Indicators
	TDRs
	September 30, 2018		December 31, 2017
(Dollars in millions)	Balance(2)	% of Balance	Balance(2)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$9,283	92%	$9,647	92%
FICO below 640	848	8	889	8
Total	$10,131	100%	$10,536	100%
School Type:
Not-for-profit	$7,997	79%	$8,247	78%
For-profit	2,134	21	2,289	22
Total	$10,131	100%	$10,536	100%
Cosigners:
With cosigner	$6,258	62%	$6,441	61%
Without cosigner	3,873	38	4,095	39
Total	$10,131	100%	$10,536	100%
Seasoning(1):
1-12 payments	$365	4%	$506	5%
13-24 payments	491	5	644	6
25-36 payments	723	7	947	9
37-48 payments	1,026	10	1,271	12
More than 48 payments	7,071	70	6,691	63
Not yet in repayment	455	4	477	5
Total	$10,131	100%	$10,536	100%

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Balance equals the gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators
	Non-TDRs
	September 30, 2018		December 31, 2017
(Dollars in millions)	Balance(2)	% of Balance	Balance(2)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$13,142	96%	$13,752	96%
FICO below 640	508	4	592	4
Total	$13,650	100%	$14,344	100%
School Type:
Not-for-profit	$11,499	84%	$12,431	87%
For-profit	2,151	16	1,913	13
Total	$13,650	100%	$14,344	100%
Cosigners:
With cosigner	$7,453	55%	$9,193	64%
Without cosigner	6,197	45	5,151	36
Total	$13,650	100%	$14,344	100%
Seasoning(1):
1-12 payments	$2,553	19%	$1,424	10%
13-24 payments	758	6	437	3
25-36 payments	334	2	466	3
37-48 payments	450	3	867	6
More than 48 payments	9,118	67	10,566	74
Not yet in repayment	437	3	584	4
Total	$13,650	100%	$14,344	100%

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Balance equals the gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	TDRs
	September 30, 2018		December 31, 2017
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$455		$477
Loans in forbearance(2)	707		681
Loans in repayment and percentage of each status:
Loans current	7,767	86.6%	8,333	88.9%
Loans delinquent 31-60 days(3)	385	4.3	351	3.7
Loans delinquent 61-90 days(3)	250	2.8	207	2.2
Loans delinquent greater than 90 days(3)	567	6.3	487	5.2
Total TDR loans in repayment	8,969	100%	9,378	100%
Total TDR loans, gross	10,131		10,536
TDR loans unamortized discount	(213)		(225)
Total TDR loans	9,918		10,311
TDR loans receivable for partially charged-off loans	366		385
TDR loans allowance for losses	(1,134)		(1,171)
TDR loans, net	$9,150		$9,525
Percentage of TDR loans in repayment		88.5%		89.0%
Delinquencies as a percentage of TDR loans in repayment		13.4%		11.1%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		7.3%		6.8%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	Non-TDRs
	September 30, 2018		December 31, 2017
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$437		$584
Loans in forbearance(2)	185		214
Loans in repayment and percentage of each status:
Loans current	12,838	98.6%	13,257	97.9%
Loans delinquent 31-60 days(3)	82	.6	120	.9
Loans delinquent 61-90 days(3)	39	.3	59	.4
Loans delinquent greater than 90 days(3)	69	.5	110	.8
Total non-TDR loans in repayment	13,028	100%	13,546	100%
Total non-TDR loans, gross	13,650		14,344
Non-TDR loans unamortized discount	(583)		(699)
Total non-TDR loans	13,067		13,645
Non-TDR loans receivable for partially charged-off loans	322		375
Non-TDR loans allowance for losses	(92)		(126)
Non-TDR loans, net	$13,297		$13,894
Percentage of non-TDR loans in repayment		95.4%		94.4%
Delinquencies as a percentage of non-TDR loans in repayment		1.4%		2.1%
Loans in forbearance as a percentage of non- TDR loans in repayment and forbearance		1.4%		1.6%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

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

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Receivable at beginning of period	$724	$784	$760	$815
Expected future recoveries of current period defaults(1)	29	24	68	88
Recoveries(2)	(33)	(37)	(107)	(121)
Charge-offs(3)	(32)	—	(33)	(11)
Receivable at end of period	$688	$771	$688	$771

(1)	Represents our estimate of the amount to be collected in the future.
(2)	Current period cash collections.
(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. Additionally, in third-quarter 2018, the portion of the loan amount charged off at default increased from 79 percent to 80.5 percent. This change resulted in a $32 million reduction to the balance of the receivable for partially charged-off loans. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for customers experiencing financial difficulty. Where we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan, these are classified as TDRs. Approximately 64 percent and 61 percent of the loans granted forbearance have qualified as a TDR loan at September 30, 2018 and December 31, 2017, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction program as of September 30, 2018 and December 31, 2017 was $2.0 billion and $2.7 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

At September 30, 2018 and December 31, 2017, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDRs
(Dollars in millions)	September 30, 2018	December 31, 2017
Recorded investment(1)	$10,482	$10,890
Total ending loans(2)	$10,497	$10,921
Related allowance	$1,134	$1,171

(1)	Recorded investment is equal to the unpaid principal balance (which includes the receivable for partially charged-off loans), accrued interest and unamortized discount.
(2)	Total ending loans includes the receivable for partially charged-off loans.

The following tables provide the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Average recorded investment	$10,568	$10,944	$10,717	$11,016
Interest income recognized	$196	$180	$563	$528

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Modified loans(1)	$163	$200	$470	$618
Charge-offs(2)	$123	$80	$243	$280
Payment default	$35	$43	$105	$144

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.
(2)	Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans.

(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
September 30, 2018
TDR	$198	$28	$19
Non-TDR	160	4	8
Total	$358	$32	$27
December 31, 2017
TDR	$196	$20	$20
Non-TDR	187	4	6
Total	$383	$24	$26

3.   Borrowings

The following table summarizes our borrowings.

	September 30, 2018			December 31, 2017
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$2,162	$10,765	$12,927	$1,306	$12,624	$13,930
Total unsecured borrowings	2,162	10,765	12,927	1,306	12,624	13,930
Secured borrowings:
FFELP Loan securitizations(2)	—	68,456	68,456	—	71,208	71,208
Private Education Loan securitizations(3)	1,257	11,579	12,836	686	12,646	13,332
FFELP Loan — other facilities	—	4,408	4,408	1,536	6,830	8,366
Private Education Loan — other facilities	1,391	1,379	2,770	684	1,710	2,394
Other(4)	204	—	204	538	—	538
Total secured borrowings	2,852	85,822	88,674	3,444	92,394	95,838
Total before hedge accounting adjustments	5,014	96,587	101,601	4,750	105,018	109,768
Hedge accounting adjustments	(7)	(498)	(505)	21	(6)	15
Total	$5,007	$96,089	$101,096	$4,771	$105,012	$109,783

(1)

Includes principal amount of $2.2 billion and $1.3 billion of short-term debt as of September 30, 2018 and December 31, 2017, respectively. Includes principal amount of $10.9 billion and $12.7 billion of long-term debt as of September 30, 2018 and December 31, 2017, respectively.

(2)	Includes $81 million of long-term debt related to the FFELP Loan asset-backed securitization repurchase facilities (“Repurchase Facilities”) as of September 30, 2018.
(3)

Includes $1.3 billion and $686 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Repurchase Facilities”) as of September 30, 2018 and December 31, 2017, respectively. Includes $1.1 billion and $1.3 billion of long-term debt related to the Repurchase Facilities as of September 30, 2018, and December 31, 2017, respectively.

(4)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

3.   Borrowings (Continued)

     Variable Interest Entities

We consolidated the following financing VIEs as of September 30, 2018 and December 31, 2017, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	September 30, 2018
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations(1)	$—	$68,456	$68,456	$69,280	$2,366	$1,237	$72,883
Private Education Loan securitizations(2)	1,257	11,579	12,836	16,170	528	209	16,907
FFELP Loan — other facilities	—	4,097	4,097	4,200	71	103	4,374
Private Education Loan — other facilities	1,391	1,379	2,770	3,739	89	30	3,858
Total before hedge accounting adjustments	2,648	85,511	88,159	93,389	3,054	1,579	98,022
Hedge accounting adjustments	—	(404)	(404)	—	—	(554)	(554)
Total	$2,648	$85,107	$87,755	$93,389	$3,054	$1,025	$97,468

	December 31, 2017
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations(1)	$—	$71,208	$71,208	$72,145	$2,335	$1,078	$75,558
Private Education Loan securitizations(2)	686	12,646	13,332	17,739	484	237	18,460
FFELP Loan — other facilities	1,536	3,999	5,535	5,565	204	156	5,925
Private Education Loan — other facilities	684	1,710	2,394	3,147	68	31	3,246
Total before hedge accounting adjustments	2,906	89,563	92,469	98,596	3,091	1,502	103,189
Hedge accounting adjustments	—	(246)	(246)	—	—	(342)	(342)
Total	$2,906	$89,317	$92,223	$98,596	$3,091	$1,160	$102,847

(1)	Includes $81 million of long-term debt and $2 million of restricted cash related to the FFELP Loan Repurchase Facilities as of September 30, 2018.
(2)

Includes $1.3 billion of short-term debt, $1.1 billion of long-term debt and $127 million of restricted cash related to the Private Education Loan Repurchase Facilities as of September 30, 2018. Includes $686 million of short-term debt, $1.3 billion of long-term debt and $96 million of restricted cash related to the Private Education Loan Repurchase Facilities as of December 31, 2017.

4.   Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2017 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2017 Form 10-K for a full discussion.

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2018 and December 31, 2017, and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2018 and 2017.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

4.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$95	$143	$290	$4	$7	$147	$392
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	18	88	—	—	18	88
Total derivative assets(2)		—	95	161	378	4	7	165	480
Derivative Liabilities:
Interest rate swaps	Interest rate	—	(16)	(67)	(102)	(61)	(71)	(128)	(189)
Floor Income Contracts	Interest rate	—	—	—	—	(31)	(74)	(31)	(74)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(567)	(410)	(46)	(44)	(613)	(454)
Other(3)	Interest rate	—	—	—	—	(6)	(18)	(6)	(18)
Total derivative liabilities(2)		—	(16)	(634)	(512)	(144)	(207)	(778)	(735)
Net total derivatives		$—	$79	$(473)	$(134)	$(140)	$(200)	$(613)	$(255)

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

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Gross position	$165	$480	$(778)	$(735)
Impact of master netting agreements	(23)	(42)	23	42
Derivative values with impact of master netting agreements (as carried on balance sheet)	142	438	(755)	(693)
Cash collateral (held) pledged	(203)	(536)	245	235
Net position	$(61)	$(98)	$(510)	$(458)

(3)    “Other” includes derivatives related to our Total Return Swap Facility.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

4.   Derivative Financial Instruments (Continued)

The above fair values at September 30, 2018 reflect rule changes adopted by clearing organizations that require entities to treat derivative assets, liabilities and the related variation margin as a settlement of the derivative position for legal and accounting purposes, rather than recording these positions on a gross basis with a related collateral receivable or payable. As a result, the tables above reflect a reduction of $286 million of derivative assets and $233 million of derivative liabilities as of September 30, 2018, that previously were reported on a gross basis but are now settled and not subject to collateral.

The above fair values also include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at September 30, 2018 and December 31, 2017 by $16 million and $6 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at September 30, 2018 and December 31, 2017 by $21 million and $30 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017	Sep 30, 2018	Dec 31, 2017
Notional Values:
Interest rate swaps	$26.5	$24.1	$11.6	$12.4	$61.6	$72.0	$99.7	$108.5
Floor Income Contracts	—	—	—	—	27.9	21.9	27.9	21.9
Cross-currency interest rate swaps	—	—	4.6	6.7	.3	.3	4.9	7.0
Other(1)	—	—	—	—	.3	.5	.3	.5
Total derivatives	$26.5	$24.1	$16.2	$19.1	$90.1	$94.7	$132.8	$137.9

(1)	“Other” includes derivatives related to our Total Return Swap Facility.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

4.   Derivative Financial Instruments (Continued)

     Impact of Derivatives on Consolidated Statements of Income

	Total Gains (Losses) (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Fair Value Hedges:(2)
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$(63)	$(28)	$(321)	$(94)
Gains (losses) recognized in net income on hedged items	66	39	356	62
Net fair value hedge ineffectiveness gains (losses)	3	11	35	(32)
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	(19)	261	(227)	837
Gains (losses) recognized in net income on hedged items	28	(262)	157	(866)
Net fair value hedge ineffectiveness gains (losses)	9	(1)	(70)	(29)
Total fair value hedges	12	10	(35)	(61)
Cash Flow Hedges(2):
Interest rate swaps(3)	—	—	—	—
Total cash flow hedges	—	—	—	—
Trading
Interest rate swaps	(8)	6	10	16
Floor income contracts	6	15	39	43
Cross currency interest rate swaps	(9)	(1)	(7)	5
Other	1	(5)	3	(19)
Total trading derivatives	(10)	15	45	45
Gains (losses) on derivative and hedging activities, net	$2	$25	$10	$(16)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.
(2)	The accrued interest income (expense) on fair value hedges and cash flow hedges is recorded in net interest income (expense) and is excluded from this table.
(3)	Represents ineffectiveness related to cash flow hedges.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

4.   Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	September 30, 2018	December 31, 2017
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$203	$536
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	116	297
Total collateral held	$319	$833
Derivative asset at fair value including accrued interest	$143	$618
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$245	$235
Total collateral pledged	$245	$235
Derivative liability at fair value including accrued interest and premium receivable	$745	$659

(1)    The Company has the ability to sell or re-pledge securities it holds as collateral.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $156 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

5.   Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	September 30, 2018	December 31, 2017
Accrued interest receivable, net	$1,863	$1,965
Benefit and insurance-related investments	488	481
Income tax asset, net current and deferred	269	380
Derivatives at fair value	142	438
Fixed assets, net	138	156
Accounts receivable	107	108
Other loans, net	68	59
Other	378	438
Total	$3,453	$4,025

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

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

Acquisition of Earnest

In November 2017, Navient acquired a 95 percent majority controlling interest in Earnest for approximately $149 million in cash. Earnest is a leading financial technology and education finance company that originates Private Education Refinance Loans. We have engaged an independent appraiser to assist in the valuation of the assets acquired and liabilities assumed including identifiable intangible assets, primarily the trade name and developed technology. The purchase price allocation will be completed in the fourth quarter 2018. The preliminary estimate of goodwill is $74 million. The results of operations of Earnest have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Consumer Lending segment and its Private Education Refinance Loans reporting unit. Navient has not disclosed the pro forma impact of this acquisition to the results of operations for the three and nine months ended September 30, 2018 and 2017, as the pro forma impact was deemed immaterial.

Acquisition of Duncan Solutions

In July 2017, Navient acquired a 100 percent controlling interest in Duncan Solutions for approximately $86 million in cash. Duncan Solutions is a leading transportation revenue management company serving municipalities and toll authorities, offering a range of technology-enabled products and services to support its clients’ parking and tolling operations. We engaged an independent appraiser to assist in the valuation of the assets acquired and liabilities assumed including identifiable intangible assets, primarily customer relationships, the trade name and developed technology. In July 2018, the Company finalized its purchase price allocation for Duncan Solutions, which resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of $39 million. The results of operations of Duncan Solutions have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Processing segment and its Government Services reporting unit. Navient has not disclosed the pro forma impact of this acquisition to the results of operations for the three and nine months ended September 30, 2018 and 2017, as the pro forma impact was deemed immaterial.

Goodwill

Goodwill resulting from our acquisitions is assigned to a reporting unit or units.  A reporting unit is the same or one level below an operating segment. As discussed in “Note 12 – Segment Reporting," we have the following new reportable operating segments effective first-quarter 2018: Federal Education Loans, Consumer Lending, Business Processing and Other. As a result of this change in our reporting structure, our reporting units with goodwill as of September 30, 2018 include (1) FFELP Loans and Federal Education Loan Servicing, both of which are included in our Federal Education Loans reportable operating segment, (2) Private Education Loans and Private Education Refinance Loans (inclusive of what formerly constituted our Earnest reporting unit), both of which are included in our Consumer Lending reportable operating segment, and (3) Government Services (inclusive of what formerly constituted our Gila reporting unit and other government services lines of business previously included in our Contingency reporting unit) and Healthcare Services, both of which are included in our Business Processing reportable operating segment. There was no change in our allocation of goodwill as a result of this change in reportable operating segments and reporting units.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

6.   Business Combinations, Goodwill and Acquired Intangible Assets (Continued)

Interim Goodwill and Acquired Intangible Asset Impairment Testing

          In third-quarter 2018, we wrote off a $16 million toll services relationship intangible asset as a result of receiving a notice of termination related to a toll services contract in our Government Services reporting unit. As a result of this termination, we also performed a valuation of the $136 million of goodwill within this reporting unit and concluded the goodwill was not impaired as the fair value of the reporting unit was 56 percent greater than the book basis. We estimated the fair value of the reporting unit utilizing a market approach which applies market-based revenue, EBITDA and net income multiples from comparable publicly-traded companies to the reporting unit’s revenue, EBITDA and net income indicators.

7.   Stockholders’ Equity

The following table summarizes common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Common stock repurchased(1)	6,881,592	11,346,367	6,881,592	29,646,374
Average purchase price per share	$13.90	$14.55	$13.90	$14.85
Shares repurchased related to employee stock-based compensation plans(2)	175,241	131,374	3,732,745	1,741,529
Average purchase price per share	$13.90	$15.34	$13.77	$15.56
Common shares issued(3)	395,615	385,676	5,529,853	3,535,988

(1)	Common shares purchased under our share repurchase program.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on September 28, 2018 was $13.48.

Dividend and Share Repurchase Program

In September 30, 2018, we paid a common stock dividend of $0.16 per share.

In the three and nine months ended September 30, 2018, we repurchased 6.9 million common shares for $95 million. Our board of directors authorized a new $500 million share repurchase program in September 2018. As of September 30, 2018, the remaining common share repurchase authority was $565 million.

In the nine months ended September 30, 2017, we repurchased 29.6 million shares of common stock for $440 million.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

8.   Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Numerator:
Net income attributable to Navient Corporation	$114	$176	$323	$376
Denominator:
Weighted average shares used to compute basic EPS	260	269	263	279
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, derivative contracts and Employee Stock Purchase Plan (“ESPP”)(1)	4	5	4	6
Dilutive potential common shares(2)	4	5	4	6
Weighted average shares used to compute diluted EPS	264	274	267	285
Basic earnings per common share attributable to Navient Corporation	$.44	$.65	$1.23	$1.35
Diluted earnings per common share attributable to Navient Corporation	$.43	$.64	$1.21	$1.32

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method, and derivative contracts determined by the reverse treasury stock method.

(2)

For the three months ended September 30, 2018 and 2017, securities covering approximately 6 million and 5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2018 and 2017, securities covering approximately 6 million and 5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive

9.   Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Please refer to “Note 12 — Fair Value Measurements” in our 2017 Form 10-K for a full discussion.

During the three and nine months ended September 30, 2018, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

9.   Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2018				December 31, 2017
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage- backed securities	$—	$—	$—	$—	$—	$—	$—	$—
Other	—	2	—	2	—	2	—	2
Total available-for-sale investments	—	2	—	2	—	2	—	2
Derivative instruments:(1)
Interest rate swaps	—	144	3	147	—	388	4	392
Cross-currency interest rate swaps	—	—	18	18	—	—	88	88
Total derivative assets(2)	—	144	21	165	—	388	92	480
Total	$—	$146	$21	$167	$—	$390	$92	$482
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$(96)	$(32)	$(128)	$—	$(144)	$(45)	$(189)
Floor Income Contracts	—	(31)	—	(31)	—	(74)	—	(74)
Cross-currency interest rate swaps	—	(46)	(567)	(613)	—	(44)	(410)	(454)
Other	—	—	(6)	(6)	—	—	(18)	(18)
Total derivative liabilities(2)	—	(173)	(605)	(778)	—	(262)	(473)	(735)
Total	$—	$(173)	$(605)	$(778)	$—	$(262)	$(473)	$(735)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See “Note 4—Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
(3)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

9.   Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended September 30,
	2018				2017
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(33)	$(529)	$(8)	$(570)	$(48)	$(666)	$(22)	$(736)
Total gains/(losses):
Included in earnings(1)	3	(52)	1	(48)	1	231	(5)	227
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	1	32	1	34	1	30	3	34
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(29)	$(549)	$(6)	$(584)	$(46)	$(405)	$(24)	$(475)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$4	$(20)	$2	$(14)	$3	$227	$(2)	$228

	Nine Months Ended September 30,
	2018				2017
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(41)	$(322)	$(18)	$(381)	$(46)	$(1,243)	$(13)	$(1,302)
Total gains/(losses):
Included in earnings(1)	10	(317)	7	(300)	(4)	750	(19)	727
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	2	90	5	97	4	88	8	100
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(29)	$(549)	$(6)	$(584)	$(46)	$(405)	$(24)	$(475)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$11	$(200)	$12	$(177)	$—	$712	$(11)	$701

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Gains (losses) on derivative and hedging activities, net	$(16)	$257	$(210)	$815
Interest expense	(32)	(30)	(90)	(88)
Total	$(48)	$227	$(300)	$727

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

9.   Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at September 30, 2018	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Prime/LIBOR basis swaps	$(29)	Discounted cash flow	Constant Prepayment Rate	7%
			Bid/ask adjustment to	.08% — .08%
			discount rate	(.08%)
Cross-currency interest rate swaps	(549)	Discounted cash flow	Constant Prepayment Rate	4%
Other	(6)
Total	$(584)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

9.   Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2018			December 31, 2017
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$74,504	$74,257	$247	$82,271	$81,703	$568
Private Education Loans	23,420	22,447	973	24,421	23,419	1,002
Cash and investments(1)	5,544	5,544	—	5,034	5,034	—
Total earning assets	103,468	102,248	1,220	111,726	110,156	1,570
Interest-bearing liabilities
Short-term borrowings	5,034	5,007	(27)	4,783	4,771	(12)
Long-term borrowings	96,482	96,089	(393)	104,921	105,012	91
Total interest-bearing liabilities	101,516	101,096	(420)	109,704	109,783	79
Derivative financial instruments
Floor Income Contracts	(31)	(31)	—	(74)	(74)	—
Interest rate swaps	19	19	—	203	203	—
Cross-currency interest rate swaps	(595)	(595)	—	(366)	(366)	—
Other	(6)	(6)	—	(18)	(18)	—
Excess of net asset fair value over carrying value			$800			$1,649

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $2 million and $2 million at September 30, 2018 and December 31, 2017, respectively, versus a fair value of $2 million and $2 million at September 30, 2018 and December 31, 2017, respectively.

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

In January 2017, the Consumer Financial Protection Bureau (the “CFPB”) and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the CFPA, the FCPA, FCRA, FDCPA and various state consumer protection laws. In October 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC (“Solutions”), containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. Additionally, the Attorneys General for the States of California and Mississippi initiated similar actions against the Company and certain subsidiaries alleging violations of various state and federal consumer protection laws. We refer to the Illinois, Pennsylvania, Washington, California and Mississippi Attorneys General collectively as the “State Attorneys General.” In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. As the Company has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. We therefore have denied these allegations and intend to vigorously defend against the allegations in each of these cases. For additional information on these civil actions, please refer to section entitled “Regulatory Matters” below.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

10.   Commitments and Contingencies (Continued)

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

As previously disclosed, the Company and various of its subsidiaries have been subject to the following investigations and inquiries:

•

In December 2013, Navient received Civil Investigative Demands (“CIDs”) issued by the Illinois Attorney General, the Washington Attorney General and multiple other state Attorneys General. According to the CIDs, the investigations were initiated to ascertain whether any practices declared to be unlawful under the Consumer Fraud and Deceptive Business Practices Act have occurred or are about to occur. The Company subsequently received separate but similar CIDs or subpoenas from the Attorneys General of the District of Columbia, Kansas, Oregon, Colorado, New Jersey and New York. We may receive additional CIDs or subpoenas from these or other Attorneys General with respect to similar or different matters.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

10.   Commitments and Contingencies (Continued)

With respect to alleged civil violations of the Servicemembers Civil Relief Act (the “SCRA”), Solutions and Sallie Mae Bank entered into a consent order with the U.S. Department of Justice (“DOJ”) in May 2014. The DOJ consent order (the “DOJ Order”) covered all loans either owned by Sallie Mae Bank or serviced by Solutions from November 28, 2005 until the effective date of the settlement. The DOJ Order expired by its terms on September 29, 2018, and the related case was dismissed with prejudice on October 4, 2018.

    Under the terms of the Separation Agreement between the Company and SLM BankCo, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the terms, conditions and limitations set forth in the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank, from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above, other than fines or penalties directly levied against Sallie Mae Bank and other matters specifically excluded. Navient has no additional reserves related to indemnification matters with SLM BankCo as of September 30, 2018.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

10.   Commitments and Contingencies (Continued)

As of June 30, 2018, we concluded that a contingency loss was no longer probable of occurring. Accordingly, the related $40 million contingency reserve was released as a reduction of operating expenses in the second quarter of 2018.

11.   Revenue from Contracts with Customers Accounted in Accordance with ASC 606

We account for certain contract revenue in accordance with ASC 606. Servicing contract revenue is not accounted for under ASC 606. Contract revenue earned by our Federal Education Loans segment is derived from asset recovery activities related to the collection of delinquent education loans on behalf of the United States Department of Education (“ED”), Guarantor agencies and other institutions. Revenue earned by our Business Processing segment is derived from government services, which includes receivables management services and account processing solutions, and healthcare services, which includes revenue cycle management services.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

11.   Revenue from Contracts with Customers Accounted in Accordance with ASC 606 (Continued)

The following tables illustrate the disaggregation of revenue from contracts accounted for under ASC 606 with customers according to service type and client type by reportable operating segment.

     Revenue by Service Type

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$22	$—	$22	$61	$—	$61
Government services	—	40	40	—	134	134
Healthcare services	—	24	24	—	68	68
Total	$22	$64	$86	$61	$202	$263

     Revenue by Client Type

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$5	$2	$7	$7	$5	$12
Guarantor agencies	14	—	14	44	—	44
Other institutions	3	—	3	10	—	10
State and local government	—	21	21	—	70	70
Tolling authorities	—	17	17	—	59	59
Hospitals and other healthcare providers	—	24	24	—	68	68
Total	$22	$64	$86	$61	$202	$263

As of January 1, 2018, and September 30, 2018, there was $63 million and $77 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

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

Federal Education Loans Segment

In its Federal Education Loans segment, Navient holds and acquires FFELP Loans and performs servicing and asset recovery services on its own loan portfolio, federal education loans owned by ED and other institutions. In this segment, we generate revenue primarily through net interest income on the FFELP Loan portfolio (after provision for loan losses) as well as servicing and asset recovery services revenue.  This segment is expected to generate significant amounts of earnings and cash flow over the remaining life of the portfolio.

The following table includes GAAP basis asset information for our Federal Education Loans segment.

(Dollars in millions)	September 30, 2018	December 31, 2017
FFELP Loans, net	$74,257	$81,703
Cash and investments(1)	2,510	2,821
Other	2,113	2,601
Total assets	$78,880	$87,125

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

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

The following table includes GAAP basis asset information for our Consumer Lending segment.

(Dollars in millions)	September 30, 2018	December 31, 2017
Private Education Loans, net	$22,447	$23,419
Cash and investments(1)	706	706
Other	1,115	1,143
Total assets	$24,268	$25,268

(1)	Includes restricted cash and investments.

     Business Processing Segment

In its Business Processing segment, Navient performs business processing services for over 600 non-education related government and healthcare clients. Government services include receivables management services and account processing solutions. With over $13 billion of inventory, our integrated solutions technology and superior data driven approach allows state governments, agencies, court systems, municipalities and toll authorities to reduce their operating expenses while maximizing revenue opportunities. Healthcare services include revenue cycle outsourcing, accounts receivable management, extended business office support and consulting engagements. We offer customizable solutions for our clients that include non-profit/religious-affiliated hospital systems, teaching hospitals, urban medical centers, for-profit healthcare systems, critical access hospitals, children’s hospitals and large physician groups.

At September 30, 2018 and December 31, 2017, the Business Processing segment had total assets of $447 million and $466 million, respectively, on a GAAP basis.

Other Segment

Our Other segment primarily consists of the following activities: our corporate liquidity portfolio and the repurchase of debt, unallocated overhead (corporate overhead and certain information technology costs), restructuring/other reorganization expenses, and the deferred tax asset remeasurement loss recognized due to the enactment of the TCJA in the fourth quarter of 2017.

Unallocated corporate overhead is comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related costs and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations.

At September 30, 2018 and December 31, 2017, the Other segment had total assets of $2.9 billion and $2.1 billion, respectively, on a GAAP basis.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

12.   Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$774	$455	$—	$—	$1,229	$3	$(18)	$(15)	$1,214
Other loans	1	—	—	—	1	—	—	—	1
Cash and investments	12	4	—	10	26	—	—	—	26
Total interest income	787	459	—	10	1,256	3	(18)	(15)	1,241
Total interest expense	624	257	—	48	929	9	(3)	6	935
Net interest income (loss)	163	202	—	(38)	327	(6)	(15)	(21)	306
Less: provisions for loan losses	10	75	—	—	85	—	—	—	85
Net interest income (loss) after provisions for loan losses	153	127	—	(38)	242	(6)	(15)	(21)	221
Other income (loss):
Servicing revenue	67	3	—	—	70	—	—	—	70
Asset recovery and business processing revenue	42	—	64	—	106	—	—	—	106
Other income (loss)	18	—	—	3	21	6	3	9	30
Losses on debt repurchases	—	—	—	(1)	(1)	—	—	—	(1)
Total other income (loss)	127	3	64	2	196	6	3	9	205
Expenses:
Direct operating expenses	87	38	59	—	184	—	—	—	184
Overhead expenses	—	—	—	71	71	—	—	—	71
Operating expenses	87	38	59	71	255	—	—	—	255
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	23	23	23
Restructuring/other reorganization expenses	—	—	—	1	1	—	—	—	1
Total expenses	87	38	59	72	256	—	23	23	279
Income (loss) before income tax expense (benefit)	193	92	5	(108)	182	—	(35)	(35)	147
Income tax expense (benefit)(2)	45	20	1	(24)	42	—	(9)	(9)	33
Net income (loss)	$148	$72	$4	$(84)	$140	$—	$(26)	$(26)	$114

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(21)	$—	$(21)
Total other income (loss)	9	—	9
Goodwill and acquired intangible asset impairment and amortization	—	23	23
Total Core Earnings adjustments to GAAP	$(12)	$(23)	(35)
Income tax expense (benefit)			(9)
Net income (loss)			$(26)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

12.   Segment Reporting (Continued)

	Three Months Ended September 30, 2017
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$678	$445	$—	$—	$1,123	$16	$(13)	$3	$1,126
Other loans	2	—	—	—	2	—	—	—	2
Cash and investments	9	1	—	2	12	—	—	—	12
Total interest income	689	446	—	2	1,137	16	(13)	3	1,140
Total interest expense	531	221	—	40	792	(5)	(2)	(7)	785
Net interest income (loss)	158	225	—	(38)	345	21	(11)	10	355
Less: provisions for loan losses	10	95	—	—	105	—	—	—	105
Net interest income (loss) after provisions for loan losses	148	130	—	(38)	240	21	(11)	10	250
Other income (loss):
Servicing revenue	72	3	—	—	75	—	—	—	75
Asset recovery and business processing revenue	102	—	55	—	157	—	—	—	157
Other income (loss)	1	—	—	2	3	(21)	47	26	29
Gains on sales of loans and investments	3	—	—	—	3	—	—	—	3
Losses on debt repurchases	—	—	—	(1)	(1)	—	—	—	(1)
Total other income (loss)	178	3	55	1	237	(21)	47	26	263
Expenses:
Direct operating expenses	77	39	49	—	165	—	—	—	165
Overhead expenses	—	—	—	73	73	—	—	—	73
Operating expenses	77	39	49	73	238	—	—	—	238
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	6	6	6
Total expenses	77	39	49	73	238	—	6	6	244
Income (loss) before income tax expense (benefit)	249	94	6	(110)	239	—	30	30	269
Income tax expense (benefit)(2)	92	34	2	(41)	87	—	6	6	93
Net income (loss)	$157	$60	$4	$(69)	$152	$—	$24	$24	$176

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$10	$—	$10
Total other income (loss)	26	—	26
Goodwill and acquired intangible asset impairment and amortization	—	6	6
Total Core Earnings adjustments to GAAP	$36	$(6)	30
Income tax expense (benefit)			6
Net income (loss)			$24

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

12.   Segment Reporting (Continued)

	Nine Months Ended September 30, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$2,281	$1,327	$—	$—	$3,608	$14	$(53)	$(39)	$3,569
Other loans	3	1	—	—	4	—	—	—	4
Cash and investments	31	9	—	26	66	—	—	—	66
Total interest income	2,315	1,337	—	26	3,678	14	(53)	(39)	3,639
Total interest expense	1,817	746	—	139	2,702	13	(8)	5	2,707
Net interest income (loss)	498	591	—	(113)	976	1	(45)	(44)	932
Less: provisions for loan losses	60	224	—	—	284	—	—	—	284
Net interest income (loss) after provisions for loan losses	438	367	—	(113)	692	1	(45)	(44)	648
Other income (loss):
Servicing revenue	201	9	—	—	210	—	—	—	210
Asset recovery and business processing revenue	112	—	201	—	313	—	—	—	313
Other income (loss)	20	—	—	6	26	(1)	14	13	39
Losses on debt repurchases	—	—	—	(9)	(9)	—	—	—	(9)
Total other income (loss)	333	9	201	(3)	540	(1)	14	13	553
Expenses:
Direct operating expenses	202	133	172	—	507	—	—	—	507
Overhead expenses	—	—	—	224	224	—	—	—	224
Operating expenses	202	133	172	224	731	—	—	—	731
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	39	39	39
Restructuring/other reorganization expenses	—	—	—	10	10	—	—	—	10
Total expenses	202	133	172	234	741	—	39	39	780
Income (loss) before income tax expense (benefit)	569	243	29	(350)	491	—	(70)	(70)	421
Income tax expense (benefit)(2)	130	56	7	(81)	112	—	(14)	(14)	98
Net income (loss)	$439	$187	$22	$(269)	$379	$—	$(56)	$(56)	$323

(1)	Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(44)	$—	$(44)
Total other income (loss)	13	—	13
Goodwill and acquired intangible asset impairment and amortization	—	39	39
Total Core Earnings adjustments to GAAP	$(31)	$(39)	(70)
Income tax expense (benefit)			(14)
Net income (loss)			$(56)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

12.   Segment Reporting (Continued)

	Nine Months Ended September 30, 2017
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,966	$1,204	$—	$—	$3,170	$54	$(41)	$13	$3,183
Other loans	12	—	—	—	12	—	—	—	12
Cash and investments	20	3	—	6	29	—	—	—	29
Total interest income	1,998	1,207	—	6	3,211	54	(41)	13	3,224
Total interest expense	1,486	601	—	102	2,189	(3)	(8)	(11)	2,178
Net interest income (loss)	512	606	—	(96)	1,022	57	(33)	24	1,046
Less: provisions for loan losses	32	285	—	—	317	—	—	—	317
Net interest income (loss) after provisions for loan losses	480	321	—	(96)	705	57	(33)	24	729
Other income (loss):
Servicing revenue	215	6	—	—	221	—	—	—	221
Asset recovery and business processing revenue	215	—	152	—	367	—	—	—	367
Other income (loss)	2	—	—	11	13	(57)	31	(26)	(13)
Gains on sales of loans and investments	3	—	—	—	3	—	—	—	3
Losses on debt repurchases	—	—	—	(1)	(1)	—	—	—	(1)
Total other income (loss)	435	6	152	10	603	(57)	31	(26)	577
Expenses:
Direct operating expenses	245	111	131	—	487	—	—	—	487
Overhead expenses	—	—	—	220	220	—	—	—	220
Operating expenses	245	111	131	220	707	—	—	—	707
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	17	17	17
Total expenses	245	111	131	220	707	—	17	17	724
Income (loss) before income tax expense (benefit)	670	216	21	(306)	601	—	(19)	(19)	582
Income tax expense (benefit)(2)	244	79	8	(112)	219	—	(13)	(13)	206
Net income (loss)	$426	$137	$13	$(194)	$382	$—	$(6)	$(6)	$376

(1)	Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$24	$—	$24
Total other income (loss)	(26)	—	(26)
Goodwill and acquired intangible asset impairment and amortization	—	17	17
Total Core Earnings adjustments to GAAP	$(2)	$(17)	(19)
Income tax expense (benefit)			(13)
Net income (loss)			$(6)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2018 and for the three and nine months ended

September 30, 2018 and 2017 is unaudited) (Continued)

12.   Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	$(12)	$36	$(31)	$(2)
Net impact of goodwill and acquired intangible assets(2)	(23)	(6)	(39)	(17)
Net tax effect(3)	9	(6)	14	13
Total Core Earnings adjustments to GAAP	$(26)	$24	$(56)	$(6)

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

As of September 30, 2018, Navient’s principal assets consisted of:

•

$74.3 billion in FFELP Loans, with a Federal Education Loans segment net interest margin of 0.82 percent for the nine months ended September 30, 2018 on a Core Earnings basis and a FFELP Loan weighted average life of 7 years;

•

$22.4 billion in Private Education Loans, with a Consumer Lending segment net interest margin of 3.26 percent for the nine months ended September 30, 2018 on a Core Earnings basis and a Private Education Loan weighted average life of 6 years;

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

Strengths and Opportunities

Navient has a number of competitive advantages that distinguish it from its competitors, including:

Large, high quality asset base generating significant and predictable cash flows. At September 30, 2018, Navient’s $96.7 billion education loan portfolio is 81 percent funded to term and is expected to produce predictable cash flows over the remaining life of the portfolio. Navient’s $74.3 billion portfolio of FFELP Loans generally bears a maximum 3 percent loss exposure under the terms of the federal guaranty. Navient’s $22.4 billion portfolio of Private Education Loans bears the full credit risk of the borrower and any cosigner. Navient expects that cash flows from its FFELP Loan and Private Education Loan portfolios will significantly exceed future debt service obligations. Our interest earning assets are funded by both secured and unsecured debt.

Efficient and large-scale operating platforms. Navient services more than $300 billion in education loans for approximately 12 million customers. Navient’s inventory of contingent asset recovery receivables is $40.4 billion as of September 30, 2018. We provide services to more than 1,000 education, healthcare and public sector clients. Navient has demonstrated scalable infrastructure with capacity to add volume at a low cost. On July 3, 2018, we closed on a strategic agreement with First Data related to Navient’s student loan technology platform, creating a more effective long-term variable cost structure for the business. Our market share and tested infrastructure have enabled expansion to additional clients and asset types.

Superior performance. Navient has demonstrated superior default prevention performance and industry-leading services. For example, the combined portfolio of federal loans serviced by Navient experienced a Cohort Default Rate (“CDR”) that is 35 percent lower than our peers, as calculated from the most recent CDR released by ED in September 2018. We are consistently a top performer in our asset recovery business and deliver superior service to our public and private sector clients. We continually leverage data-driven insights and customer service to identify new ways to add value to our clients.

Commitment to compliance and customer centricity. Navient fosters a robust compliance culture driven by a “customer first” approach. We invest in rigorous training programs, quality assurance, reviews and audits, complaint tracking and analysis, and customer research to enhance our compliance and customer service.

Strong capital return. As a result of our significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases. We repurchased 6.9 million common shares for $95 million in the third quarter of 2018. Our board of directors authorized a new $500 million share repurchase program in September 2018. As of September 30, 2018, $565 million of authorization remains outstanding. The tangible net asset ratio remained stable at 1.23x at September 30, 2018 (see “Non-GAAP Financial Measures – Tangible Net Asset Ratio” for an explanation and reconciliation of this ratio).

Navient has paid a quarterly dividend of $0.16 per share of common stock since the first quarter of 2015. For the nine months ended September 30, 2018, Navient paid $126 million in dividends.

Meaningful growth opportunities. In the Consumer Lending segment, Navient offers Private Education Refinance Loans to financially responsible professionals which is meaningful growth opportunity for Navient. In November 2017, Navient acquired Earnest to accelerate its growth opportunity originating Private Education Refinance Loans. Earnest originated $900 million in Private Education Refinance Loans in 2017. In the nine months ended September 30, 2018, Navient originated $2.0 billion of Private Education Loans which included $903 million in third-quarter 2018, a 44 percent increase from the prior quarter. Navient will also continue to pursue opportunistic acquisitions of Private Education Loan portfolios.

In the Business Processing segment, Navient leverages its large-scale operating platforms, superior and data-driven default prevention and asset recovery performance, operating efficiency, and regulatory compliance and risk management infrastructure in growing these businesses and in pursuing other growth opportunities. Navient provides a variety of business processing solutions that help our clients improve financial performance. Business processing revenue increased 16 percent from the year-ago quarter, with a 13 percent increase from the prior quarter to $13 billion in contingent collections receivables inventory as a result of new placements.

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

Leveraging four decades of expertise: We define customer success as making steady progress toward repayment and avoiding falling behind on or putting off payments. With customer success and default prevention as our top priorities, we apply data-driven outreach that draws from our more than 40 years of experience. Our strategists employ risk modeling to pinpoint struggling borrowers and deploy resources where needed. By tailoring our approach to each borrower’s unique situation — e.g., recent graduates, students re-entering school, those experiencing hardships or those with student debt but no degree — we help ensure industry-leading outcomes, as evidenced by a default rate that is 35 percent lower than all other servicers. Nine times out of 10, when we can reach federal loan customers who have missed payments, we are able to implement a solution to help them avoid default.

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

In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of September 30, 2018, $2.0 billion of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

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

Selected Historical Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
GAAP Basis
Net income attributable to Navient Corporation	$114	$176	$323	$376
Diluted earnings per common share attributable to Navient Corporation	$.43	$.64	$1.21	$1.32
Weighted average shares used to compute diluted earnings per common share	264	274	267	285
Net interest margin, Federal Education Loan segment	.68%	.73%	.72%	.79%
Net interest margin, Consumer Lending segment	3.40%	3.64%	3.33%	3.38%
Return on assets	.43%	.61%	.40%	.44%
Ending FFELP Loans, net	$74,257	$83,916	$74,257	$83,916
Ending Private Education Loans, net	22,447	23,424	22,447	23,424
Ending total education loans, net	$96,704	$107,340	$96,704	$107,340
Average FFELP Loans	$75,582	$85,019	$78,165	$85,691
Average Private Education Loans	23,107	24,348	23,392	23,657
Average total education loans	$98,689	$109,367	$101,557	$109,348
Core Earnings Basis(1)
Net income attributable to Navient Corporation	$140	$152	$379	$382
Diluted earnings per common share attributable to Navient Corporation	$.53	$.55	$1.42	$1.34
Diluted earnings per common share attributable to Navient Corporation, excluding restructuring and regulatory expenses(2)	$.56	$.56	$1.51	$1.36
Weighted average shares used to compute diluted earnings per common share	264	274	267	285
Net interest margin, Federal Education Loan segment	.82%	.71%	.82%	.77%
Net interest margin, Consumer Lending segment	3.35%	3.57%	3.26%	3.34%
Return on assets	.53%	.53%	.47%	.45%
Ending FFELP Loans, net	$74,257	$83,916	$74,257	$83,916
Ending Private Education Loans, net	22,447	23,424	22,447	23,424
Ending total education loans, net	$96,704	$107,340	$96,704	$107,340
Average FFELP Loans	$75,582	$85,019	$78,165	$85,691
Average Private Education Loans	23,107	24,348	23,392	23,657
Average total education loans	$98,689	$109,367	$101,557	$109,348

(1)

Core Earnings are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of Core Earnings, see the section titled “Non-GAAP Financial Measures – Core Earnings.”

(2)

Excludes restructuring and regulatory expenses of $10 million and $3 million for the three months ended September 30, 2018 and 2017, respectively, and $31 million and $11 million for the nine months ended September 30, 2018 and 2017, respectively.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the three and nine months ended September 30, 2018. We monitor and assess our ongoing operations and results based on the following four reportable operating segments: Federal Education Loans, Consumer Lending, Business Processing and Other.

     Federal Education Loans Segment

In its Federal Education Loans segment, Navient holds and acquires FFELP loans and performs servicing and asset recovery services on its own loan portfolio, federal education loans owned by ED and other institutions. In this segment, we generate revenue primarily through net interest income on the FFELP Loan portfolio (after provision for loan losses) as well as servicing and asset recovery revenue.  This segment is expected to generate significant amounts of earnings and cash flow over the remaining life of the portfolio.

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

     Business Processing Segment

In its Business Processing segment, Navient performs business processing services for over 600 non-education related government and healthcare clients. Government services include receivables management services and account processing solutions. With over $13 billion of inventory, our integrated solutions technology and superior data driven approach allows state governments, agencies, court systems, municipalities and toll authorities to reduce their operating expenses while maximizing revenue opportunities. Healthcare services include revenue cycle outsourcing, accounts receivable management, extended business office support and consulting engagements. We offer customizable solutions for our clients that include non-profit/religious-affiliated hospital systems, teaching hospitals, urban medical centers, for-profit healthcare systems, critical access hospitals, children’s hospitals and large physician groups.

     Other

Our Other segment primarily consists of the following activities: our corporate liquidity portfolio and the repurchase of debt, unallocated overhead (corporate overhead and certain information technology costs), restructuring/other reorganization expenses, and the deferred tax asset remeasurement loss recognized due to the enactment of the “Tax Cuts and Jobs Act” (“TCJA”) in the fourth quarter of 2017.

Unallocated corporate overhead is comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related costs and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations.

Key Financial Measures

Our operating results are primarily driven by: net interest income, provisions for loan losses and expenses incurred in our education loan portfolios; the revenues and expenses generated by our servicing, asset recovery and business processing businesses; gains and losses on loan sales and debt repurchases; and income tax expense. We manage and assess the performance of each business segment separately as each is focused on different customers and each derives its revenue from different activities and services. A brief summary of our key financial measures (net interest income; provisions for loan losses; charge-offs and delinquencies; servicing, asset recovery and business processing revenues; other income (loss); operating expenses; and income tax expense) can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.

Third-Quarter 2018 Summary of Results

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

For the third-quarter 2018, GAAP net income was $114 million ($0.43 diluted earnings per share), compared with $176 million ($0.64 diluted earnings per share) for the year-ago quarter. The changes in GAAP net income are impacted by the same Core Earnings items discussed below, as well as changes in net income attributable to (1) mark-to-market gains/losses on derivatives and (2) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP but are not included in Core Earnings results. Third-quarter 2018 and 2017 GAAP results included losses of $12 million and gains of $36 million from derivative accounting, as well as $23 million and $6 million of expense from acquired intangible assets in third-quarter 2018 and 2017, respectively, that are excluded from Core Earnings results. See “Non-GAAP Financial Measures – Core Earnings” for a complete reconciliation between GAAP net income and Core Earnings.

Core Earnings for the quarter were $140 million ($0.53 diluted Core Earnings per share), compared with $152 million ($0.55 diluted Core Earnings per share) for the year-ago quarter. The decrease in diluted core earnings per share was primarily the result of a decrease in fee revenue, a decrease in net interest income and higher expenses, partially offset by a reduction in income tax expense due to the new tax law, lower provision and fewer common shares outstanding.  Third-quarter 2018 and 2017 diluted Core Earnings per share were $0.56 and $0.56, respectively, excluding restructuring and regulatory-related expenses of $10 million and $3 million, respectively.

Highlights of third-quarter 2018 include:

•	closed on a strategic agreement with First Data related to Navient’s student loan technology platform creating a more effective long-term variable cost structure for the business;
•	contingent collections receivables inventory in our Federal Education Loan segment increased $12 billion from the prior quarter as a result of new placements;
•	originated $903 million of Private Education Refinance Loans, a 44 percent increase from second-quarter 2018;
•	Private Education Loan provision declined $20 million;
•	business processing fee revenue increased 16 percent to $64 million from the year-ago quarter;
•	contingent collections receivables inventory in our Business Processing segment increased 13 percent to $13 billion from the prior quarter as a result of new placements;
•	repurchased 6.9 million common shares for $95 million;
•	authorized $500 million to be utilized in a new share repurchase program, with $565 million repurchase program outstanding at quarter-end;
•	paid $42 million in common dividends;
•	the tangible net asset ratio was 1.23x;
•	issued $992 million of FFELP Loan asset-backed securities (“ABS”) and $632 million of Private Education Loan ABS; and
•	retired or repurchased $86 billion of senior unsecured debt.

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

GAAP Statements of Income (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2018	2017	$	%	2018	2017	$	%
Interest income:
FFELP Loans	$759	$681	$78	11%	$2,242	$1,979	$263	13%
Private Education Loans	455	445	10	2	1,327	1,204	123	10
Other loans	1	2	(1)	(50)	4	12	(8)	(67)
Cash and investments	26	12	14	117	66	29	37	128
Total interest income	1,241	1,140	101	9	3,639	3,224	415	13
Total interest expense	935	785	150	19	2,707	2,178	529	24
Net interest income	306	355	(49)	(14)	932	1,046	(114)	(11)
Less: provisions for loan losses	85	105	(20)	(19)	284	317	(33)	(10)
Net interest income after provisions for loan losses	221	250	(29)	(12)	648	729	(81)	(11)
Other income (loss):
Servicing revenue	70	75	(5)	(7)	210	221	(11)	(5)
Asset recovery and business processing revenue	106	157	(51)	(32)	313	367	(54)	(15)
Other income (loss)	28	4	24	600	29	3	26	867
Gains on sales of loans and investments	—	3	(3)	(100)	—	3	(3)	(100)
Losses on debt repurchases	(1)	(1)	—	—	(9)	(1)	(8)	800
Gains (losses) on derivative and hedging activities, net	2	25	(23)	(92)	10	(16)	26	(163)
Total other income	205	263	(58)	(22)	553	577	(24)	(4)
Expenses:
Operating expenses	255	238	17	7	731	707	24	3
Goodwill and acquired intangible asset impairment and amortization expense	23	6	17	283	39	17	22	129
Restructuring/other reorganization expenses	1	—	1	100	10	—	10	100
Total expenses	279	244	35	14	780	724	56	8
Income before income tax expense	147	269	(122)	(45)	421	582	(161)	(28)
Income tax expense	33	93	(60)	(65)	98	206	(108)	(52)
Net income attributable to Navient Corporation	$114	$176	$(62)	(35)%	$323	$376	$(53)	(14)%
Basic earnings per common share attributable to Navient Corporation	$.44	$.65	$(.21)	(32)%	$1.23	$1.35	$(.12)	(9)%
Diluted earnings per common share attributable to Navient Corporation	$.43	$.64	$(.21)	(33)%	$1.21	$1.32	$(.11)	(8)%
Dividends per common share attributable to Navient Corporation	$.16	$.16	$—	—%	$.48	$.48	$—	—%

Consolidated Earnings Summary — GAAP basis

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

For the three months ended September 30, 2018, net income was $114 million, or $0.43 diluted earnings per common share, compared with net income of $176 million, or $0.64 diluted earnings per common share, for the three months ended September 30, 2017. The decrease in net income was primarily due to a $48 million decrease in net interest income, a $51 million decrease in asset recovery and business processing revenue, a $23 million decrease in net gains on derivative and hedging activities, a $17 million increase in operating expenses and a $17 million increase in acquired intangible asset impairment and amortization expense. This was partially offset by a $20 million decrease in the provisions for loan losses, a $24 million increase in other income and a $60 million decrease in income tax expense.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•	Net interest income decreased by $48 million, primarily as a result of the natural paydown of the education loan portfolio.
•

Provisions for loan losses decreased $20 million due to a $20 million decrease in the Private Education Loan provision for loan losses. As a result of the expiration of the temporary natural disaster forbearances granted at the end of 2017, loan delinquencies greater than 90-days increased by $49 million and forbearances decreased by $380 million compared with the year-ago quarter, all as expected. Charge-offs increased as expected by $20 million, excluding the $32 million related to a change in the portion of the loan amount charged off at default (see “Reportable Segment Earnings Summary – Core Earnings Basis – Consumer Lending Segment – Private Education Loan Provision for Loan Losses” for further discussion). This increase in charge-offs was expected and due to the disaster forbearances discussed above. These items had no impact on the provision for loan losses in the third quarter of 2018 as these items had been previously reserved for through the allowance for loan losses. Outstanding Private Education Loans decreased $977 million from the year-ago quarter. These factors along with the continued improvement in the portfolio’s performance resulted in the $20 million decrease in provision.

•

Asset recovery and business processing revenue decreased $51 million primarily due to the third-quarter 2017 recognition of $47 million of previously deferred asset recovery revenue, net of a reserve, related to loans for which the Company performed default aversion services. In connection with providing these services, a fee was received when a loan was initially placed with us and we provided the services for the remaining life of the loan for no additional fee. As a result, in accordance with GAAP, the fee was deferred net of estimated rebates, and recognized as revenue as it was earned over the expected lives of the related loans. In the third quarter of 2017, the Company was notified that it would no longer perform these services after 2017 due to the termination of the related contract as of December 31, 2017. In accordance with GAAP, we recognized this previously deferred revenue during the third quarter of 2017 to reflect a shortened period over which it was expected to be earned.

•

Other income increased $24 million primarily from the sale of technology and transition services revenue in connection with the strategic agreement we entered into with First Data in the third quarter of 2018.

•

Net gains on derivative and hedging activities decreased $23 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

Third-quarter 2018 and 2017 operating expenses included regulatory-related costs of $9 million and $3 million, respectively. Excluding these regulatory-related costs, operating expenses were $246 million and $235 million in third-quarter 2018 and 2017, respectively. On an adjusted basis, expenses were $29 million lower primarily as a result of ongoing cost-saving initiatives across the Company. Adjusted expenses exclude $17 million of operating costs related to Duncan Solutions (acquired in July 2017) and to Earnest (acquired in November 2017), $14 million in connection with the adoption of a new revenue recognition accounting standard on January 1, 2018 (see below for further discussion) and $9 million of costs in 2018 in connection with the First Data transition services agreement.

•

Acquired intangible asset impairment and amortization expense increased $17 million primarily as a result of the notice of termination of a Toll Services Contract in third-quarter 2018 in our government services reporting unit which resulted in $16 million of impairment on the related intangible asset.

•

The effective income tax rates for the third quarters of 2018 and 2017 were 23 percent and 35 percent, respectively. The decrease in the effective income tax rate was primarily the result of the “Tax Cuts and Jobs Act” (“TCJA”). Income tax expense decreased $60 million of which $21 million was a result of the lower tax rate in connection with the passage of the TCJA.

We repurchased 6.9 million and 11.3 million shares of our common stock during the three months ended September 30, 2018 and 2017, respectively. As a result, our average outstanding diluted shares decreased by 10 million common shares (or 4 percent) from the year-ago period.

As of January 1, 2018, we adopted Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers.” We determined there was no material change in the timing of our recognition of our asset recovery and business processing revenue or expenses and we did not record a cumulative adjustment as of January 1, 2018 as a result of the adoption of ASC 606.

The new guidance does not apply to financial instruments and transfers and servicing that are accounted for under other U.S. GAAP. Accordingly, the new revenue recognition guidance does not have an impact on our recognition of revenue and costs associated with our loan portfolios, investments, derivatives and servicing contracts. However, we considered the ASC 606 principal versus agent guidance with respect to certain asset recovery guarantor servicing contracts pursuant to which we serve in a portfolio management role and use third-party collection agencies. We determined that we are required under the new accounting standard to reflect payments to third-party collection agencies as revenue and operating expense. Under the prior accounting standards, we netted payments to third-party collection agencies against revenue. We adopted the new accounting standard using the “cumulative effect transition adjustment” which results in prospectively making this change in 2018. This change in accounting policy resulted in both asset recovery revenue and operating expense in the Federal Education Loan segment being $14 million higher in third-quarter 2018 with no impact on net income.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, net income was $323 million, or $1.21 diluted earnings per common share, compared with net income of $376 million, or $1.32 diluted earnings per common share, for the nine months ended September 30, 2017. The decrease in net income was primarily due to a $113 million decrease in net interest income, a $54 million decrease in asset recovery and business processing revenue, a $24 million increase in operating expenses, and a $22 million increase in acquired intangible asset impairment and amortization expense. This was partially offset by a $33 million decrease in the provisions for loan losses, a $26 million increase in other income, a $26 million increase in net gains on derivative and hedging activities and a $108 million decrease in income tax expense.

The primary contributors to each of the identified drivers of changes in net income for the current nine-month period compared with the year-ago nine-month period are as follows:

•	Net interest income decreased by $113 million, primarily as a result of the natural paydown of the education loan portfolio.
•	Provisions for loan losses decreased $33 million as a result of:
○

The provision for Private Education Loan losses was $224 million, down $61 million from 2017. As a result of the expiration of the temporary natural disaster forbearances granted at the end of 2017, loan delinquencies greater than 90-days increased by $49 million and forbearances decreased by $380 million compared with the year-ago period, all as expected. Charge-offs decreased by $86 million, excluding the $32 million related to a change in the portion of the loan amount charged off at default (see “Reportable Segment Earnings Summary – Core Earnings Basis – Consumer Lending Segment – Private Education Loan Provision for Loan Losses” for further discussion). The impacts from the natural disasters had no effect on the provision for loan losses in the current period as this had been previously reserved for through the allowance for loan losses. Outstanding Private Education Loans decreased $977 million from the year-ago period. These factors along with the continued improvement in the portfolio’s performance resulted in the $61 million decrease in provision.

○

The provision for FFELP Loan losses was $60 million, up $30 million from 2017 due to a higher temporary charge-off estimate over the next several quarters, as a result of an elevated use of disaster forbearance at the end of 2017 and other factors.

•

Asset recovery and business processing revenue decreased $54 million primarily due to the third-quarter 2017 recognition of $47 million of previously deferred asset recovery revenue, as discussed above.

•

Other income increased $26 million primarily from the sale of technology and transition services revenue in connection with the strategic agreement we entered into with First Data in the third quarter of 2018.

•

Net gains on derivative and hedging activities increased $26 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

In the nine months ended September 30, 2018 and 2017, we recorded regulatory-related costs of $21 million and $11 million, respectively. Excluding these regulatory-related costs, operating expenses were $710 million and $696 million in the nine months ended September 30, 2018 and 2017, respectively. On an adjusted basis, expenses were $72 million lower primarily as a result of ongoing cost-saving initiatives across the Company. Adjusted expenses exclude $70 million of operating costs related to Duncan Solutions (acquired in July 2017) and to Earnest (acquired in November 2017), a $9 million one-time fee paid in 2018 to convert $3 billion of Private Education Loans from a third-party servicer to Navient’s servicing platform, $38 million in connection with the adoption of a new revenue recognition accounting standard on January 1, 2018 (see below for further discussion), $9 million of costs in 2018 in connection with the First Data transition services agreement and the release of a $40 million contingency reserve in 2018.

•

During the nine months ended September 30, 2018, the Company incurred $10 million of restructuring/other reorganization expenses in connection with an effort that will reduce costs and improve operating efficiency. These charges were due primarily to severance-related costs.

•

Acquired intangible asset impairment and amortization expense increased $22 million primarily as a result of the notice of termination of a Toll Services Contract in third-quarter 2018 in our government services reporting unit, which resulted in $16 million of impairment on the related intangible asset.

•

The effective income tax rates for the nine months ended September 30, 2018 and 2017 were 23 percent and 35 percent, respectively. The decrease in the effective income tax rate was primarily the result of the TCJA. Income tax expense decreased $108 million of which $59 million was a result of the lower tax rate in connection with the passage of the TCJA.

We repurchased 6.9 million and 29.6 million shares of our common stock during the nine months ended September 30, 2018 and 2017, respectively. As a result, our average outstanding diluted shares decreased by 18 million common shares (or 6 percent) from the year-ago period.

In connection with ASC 606, we recognized $8 million of business processing revenue and $5 million of expenses in the nine months ended September 30, 2018 related to a contract in our Business Processing segment that would not have been recognized under the prior accounting standard until later in 2018. This change in accounting policy also resulted in both asset recovery revenue and operating expense in the Federal Education Loan segment being $33 million higher in the nine months ended September 30, 2018 with no impact on net income.

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

	Three Months Ended September 30, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$774	$455	$—	$—	$1,229	$3	$(18)	$(15)	$1,214
Other loans	1	—	—	—	1	—	—	—	1
Cash and investments	12	4	—	10	26	—	—	—	26
Total interest income	787	459	—	10	1,256	3	(18)	(15)	1,241
Total interest expense	624	257	—	48	929	9	(3)	6	935
Net interest income (loss)	163	202	—	(38)	327	(6)	(15)	(21)	306
Less: provisions for loan losses	10	75	—	—	85	—	—	—	85
Net interest income (loss) after provisions for loan losses	153	127	—	(38)	242	(6)	(15)	(21)	221
Other income (loss):
Servicing revenue	67	3	—	—	70	—	—	—	70
Asset recovery and business processing revenue	42	—	64	—	106	—	—	—	106
Other income (loss)	18	—	—	3	21	6	3	9	30
Losses on debt repurchases	—	—	—	(1)	(1)	—	—	—	(1)
Total other income (loss)	127	3	64	2	196	6	3	9	205
Expenses:
Direct operating expenses	87	38	59	—	184	—	—	—	184
Overhead expenses	—	—	—	71	71	—	—	—	71
Operating expenses	87	38	59	71	255	—	—	—	255
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	23	23	23
Restructuring/other reorganization expenses	—	—	—	1	1	—	—	—	1
Total expenses	87	38	59	72	256	—	23	23	279
Income (loss) before income tax expense (benefit)	193	92	5	(108)	182	—	(35)	(35)	147
Income tax expense (benefit)(2)	45	20	1	(24)	42	—	(9)	(9)	33
Net income (loss)	$148	$72	$4	$(84)	$140	$—	$(26)	$(26)	$114

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(21)	$—	$(21)
Total other income (loss)	9	—	9
Goodwill and acquired intangible asset impairment and amortization	—	23	23
Total Core Earnings adjustments to GAAP	$(12)	$(23)	(35)
Income tax expense (benefit)			(9)
Net income (loss)			$(26)
(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended September 30, 2017
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$678	$445	$—	$—	$1,123	$16	$(13)	$3	$1,126
Other loans	2	—	—	—	2	—	—	—	2
Cash and investments	9	1	—	2	12	—	—	—	12
Total interest income	689	446	—	2	1,137	16	(13)	3	1,140
Total interest expense	531	221	—	40	792	(5)	(2)	(7)	785
Net interest income (loss)	158	225	—	(38)	345	21	(11)	10	355
Less: provisions for loan losses	10	95	—	—	105	—	—	—	105
Net interest income (loss) after provisions for loan losses	148	130	—	(38)	240	21	(11)	10	250
Other income (loss):
Servicing revenue	72	3	—	—	75	—	—	—	75
Asset recovery and business processing revenue	102	—	55	—	157	—	—	—	157
Other income (loss)	1	—	—	2	3	(21)	47	26	29
Gains on sales of loans and investments	3	—	—	—	3	—	—	—	3
Losses on debt repurchases	—	—	—	(1)	(1)	—	—	—	(1)
Total other income (loss)	178	3	55	1	237	(21)	47	26	263
Expenses:
Direct operating expenses	77	39	49	—	165	—	—	—	165
Overhead expenses	—	—	—	73	73	—	—	—	73
Operating expenses	77	39	49	73	238	—	—	—	238
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	6	6	6
Total expenses	77	39	49	73	238	—	6	6	244
Income (loss) before income tax expense (benefit)	249	94	6	(110)	239	—	30	30	269
Income tax expense (benefit)(2)	92	34	2	(41)	87	—	6	6	93
Net income (loss)	$157	$60	$4	$(69)	$152	$—	$24	$24	$176

(1)	Core Earnings adjustments to GAAP:
	Three Months Ended September 30, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$10	$—	$10
Total other income (loss)	26	—	26
Goodwill and acquired intangible asset impairment and amortization	—	6	6
Total Core Earnings adjustments to GAAP	$36	$(6)	30
Income tax expense (benefit)			6
Net income (loss)			$24
(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$2,281	$1,327	$—	$—	$3,608	$14	$(53)	$(39)	$3,569
Other loans	3	1	—	—	4	—	—	—	4
Cash and investments	31	9	—	26	66	—	—	—	66
Total interest income	2,315	1,337	—	26	3,678	14	(53)	(39)	3,639
Total interest expense	1,817	746	—	139	2,702	13	(8)	5	2,707
Net interest income (loss)	498	591	—	(113)	976	1	(45)	(44)	932
Less: provisions for loan losses	60	224	—	—	284	—	—	—	284
Net interest income (loss) after provisions for loan losses	438	367	—	(113)	692	1	(45)	(44)	648
Other income (loss):
Servicing revenue	201	9	—	—	210	—	—	—	210
Asset recovery and business processing revenue	112	—	201	—	313	—	—	—	313
Other income (loss)	20	—	—	6	26	(1)	14	13	39
Losses on debt repurchases	—	—	—	(9)	(9)	—	—	—	(9)
Total other income (loss)	333	9	201	(3)	540	(1)	14	13	553
Expenses:
Direct operating expenses	202	133	172	—	507	—	—	—	507
Overhead expenses	—	—	—	224	224	—	—	—	224
Operating expenses	202	133	172	224	731	—	—	—	731
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	39	39	39
Restructuring/other reorganization expenses	—	—	—	10	10	—	—	—	10
Total expenses	202	133	172	234	741	—	39	39	780
Income (loss) before income tax expense (benefit)	569	243	29	(350)	491	—	(70)	(70)	421
Income tax expense (benefit)(2)	130	56	7	(81)	112	—	(14)	(14)	98
Net income (loss)	$439	$187	$22	$(269)	$379	$—	$(56)	$(56)	$323

(1)	Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(44)	$—	$(44)
Total other income (loss)	13	—	13
Goodwill and acquired intangible asset impairment and amortization	—	39	39
Total Core Earnings adjustments to GAAP	$(31)	$(39)	(70)
Income tax expense (benefit)			(14)
Net income (loss)			$(56)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2017
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,966	$1,204	$—	$—	$3,170	$54	$(41)	$13	$3,183
Other loans	12	—	—	—	12	—	—	—	12
Cash and investments	20	3	—	6	29	—	—	—	29
Total interest income	1,998	1,207	—	6	3,211	54	(41)	13	3,224
Total interest expense	1,486	601	—	102	2,189	(3)	(8)	(11)	2,178
Net interest income (loss)	512	606	—	(96)	1,022	57	(33)	24	1,046
Less: provisions for loan losses	32	285	—	—	317	—	—	—	317
Net interest income (loss) after provisions for loan losses	480	321	—	(96)	705	57	(33)	24	729
Other income (loss):
Servicing revenue	215	6	—	—	221	—	—	—	221
Asset recovery and business processing revenue	215	—	152	—	367	—	—	—	367
Other income (loss)	2	—	—	11	13	(57)	31	(26)	(13)
Gains on sales of loans and investments	3	—	—	—	3	—	—	—	3
Losses on debt repurchases	—	—	—	(1)	(1)	—	—	—	(1)
Total other income (loss)	435	6	152	10	603	(57)	31	(26)	577
Expenses:
Direct operating expenses	245	111	131	—	487	—	—	—	487
Overhead expenses	—	—	—	220	220	—	—	—	220
Operating expenses	245	111	131	220	707	—	—	—	707
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	17	17	17
Total expenses	245	111	131	220	707	—	17	17	724
Income (loss) before income tax expense (benefit)	670	216	21	(306)	601	—	(19)	(19)	582
Income tax expense (benefit)(2)	244	79	8	(112)	219	—	(13)	(13)	206
Net income (loss)	$426	$137	$13	$(194)	$382	$—	$(6)	$(6)	$376

(1)	Core Earnings adjustments to GAAP:
	Nine Months Ended September 30, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$24	$—	$24
Total other income (loss)	(26)	—	(26)
Goodwill and acquired intangible asset impairment and amortization	—	17	17
Total Core Earnings adjustments to GAAP	$(2)	$(17)	(19)
Income tax expense (benefit)			(13)
Net income (loss)			$(6)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Core Earnings net income attributable to Navient Corporation	$140	$152	$379	$382
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	(12)	36	(31)	(2)
Net impact of goodwill and acquired intangible assets	(23)	(6)	(39)	(17)
Net tax effect	9	(6)	14	13
Total Core Earnings adjustments to GAAP	(26)	24	(56)	(6)
GAAP net income attributable to Navient Corporation	$114	$176	$323	$376

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Core Earnings derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$2	$25	$10	$(16)
Plus: Settlements on derivative and hedging activities, net(1)	(6)	21	1	57
Mark-to-market gains (losses) on derivative and hedging activities, net(2)	(4)	46	11	41
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	(18)	(13)	(53)	(41)
Other derivative accounting adjustments(3)	10	3	11	(2)
Total net impact of derivative accounting	$(12)	$36	$(31)	$(2)

(1)	See “Reclassification of Settlements on Derivative and Hedging Activities” below for a detailed breakdown of these components.
(2)	“Mark-to-market gains (losses) on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Floor Income Contracts	$9	$31	$53	$97
Basis swaps	(17)	6	15	(9)
Foreign currency hedges	3	(1)	(71)	(20)
Other	1	10	14	(27)
Total mark-to-market gains (losses) on derivative and hedging activities, net	$(4)	$46	$11	$41

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(3)	$(16)	$(14)	$(54)
Net settlement income on interest rate swaps reclassified to net interest income	9	(5)	13	(3)
Total reclassifications of settlements on derivative and hedging activities	$6	$(21)	$(1)	$(57)

 Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of September 30, 2018, derivative accounting has increased GAAP equity by approximately $125 million as a result of cumulative net mark-to-market gains (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains related to derivative accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Beginning impact of derivative accounting on GAAP equity	$108	$(115)	$5	$(90)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	17	32	120	7
Ending impact of derivative accounting on GAAP equity	$125	$(83)	$125	$(83)

(1)	Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Total pre-tax net impact of derivative accounting recognized in net income(2)	$(12)	$36	$(31)	$(2)
Tax and other impact of derivative accounting adjustments	5	(13)	(3)	—
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	24	9	154	9
Net impact of net mark-to-market gains (losses) under derivative accounting	$17	$32	$120	$7

(2)	See “Core Earnings derivative adjustments” table above.

Hedging FFELP Loan Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into Core Earnings as of the respective year-ends are presented in the table below. These net premiums will be recognized in Core Earnings in future periods. As of September 30, 2018, the remaining amortization term of the net floor premiums was approximately 5 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on the effective portion of these hedges are recorded in accumulated other comprehensive income and gains and losses on the ineffective portion are recorded immediately to earnings. Hedged Floor Income from these cash flow hedges that has not been recognized into Core Earnings and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in Core Earnings and GAAP in future periods and is presented net of tax. As of September 30, 2018, the remaining hedged period is approximately 5 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

(Dollars in millions)	September 30, 2018(1)	September 30, 2017
Unamortized net Floor premiums (net of tax)	$(137)	$(144)
Unrecognized hedged Floor Income related to pay-fixed interest rate swaps (net of tax)	(628)	(588)
Total(2)(3)	$(765)	$(732)

(1)	Third-quarter 2018 reflects a 23 percent effective tax rate as a result of the TCJA enacted on December 22, 2017. The year-ago period reflects a 37 percent effective tax rate.
(2)	$(994) million and $(1.2) billion on a pre-tax basis as of September 30, 2018 and September 30, 2017, respectively.
(3)	Of the $765 million as of September 30, 2018, approximately $57 million, $218 million and $189 million will be recognized as part of Core Earnings net income in 2018, 2019 and 2020, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2017	2017
Core Earnings goodwill and acquired intangible asset adjustments	$(23)	$(6)	$(39)	$(17)

2.   Tangible Net Asset Ratio

This ratio measures the amount of assets available to retire the Company’s unsecured debt.  Management and Navient’s equity investors, credit rating agencies and debt capital investors use this ratio to monitor and make decisions about the appropriate level of unsecured funding required. The tangible net asset ratio is calculated as:

(Dollars in billions)	September 30, 2018	September 30, 2017
GAAP assets	$106.5	$117.1
Less:
Goodwill and acquired intangible assets	.8	.7
Secured debt	88.7	98.0
Other liabilities, adjustments for the impact of derivative accounting under GAAP and unamortized net floor premiums	1.0	1.4
Tangible net assets	$16.0	$17.0
Divided by:
Unsecured debt (par)	$13.0	$13.9
Tangible net asset ratio	1.23x	1.22x

3.   Earnings before Interest, Taxes, Depreciation and Amortization Expense (“EBITDA”)

This metric measures the amount of operating cash flow generated by the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those fee-based businesses.  EBITDA for the Business Processing segment is calculated as:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Pre-tax income	$5	$6	$29	$21
Plus:
Depreciation and amortization expense(1)	3	1	5	2
EBITDA	$8	$7	$34	$23
Divided by:
Total revenue	$64	$55	$201	$152
EBITDA margin	13%	13%	17%	15%

(1)	There is no interest expense in this segment.

Reportable Segment Earnings Summary — Core Earnings Basis

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Core Earnings interest income:
FFELP Loans	$774	$678	14%	$2,281	$1,966	16%
Other loans	1	2	(50)	3	12	(75)
Cash and investments	12	9	33	31	20	55
Total Core Earnings interest income	787	689	14	2,315	1,998	16
Total Core Earnings interest expense	624	531	18	1,817	1,486	22
Net Core Earnings interest income	163	158	3	498	512	(3)
Less: provision for loan losses	10	10	—	60	32	88
Net Core Earnings interest income after provision for loan losses	153	148	3	438	480	(9)
Servicing revenue	67	72	(7)	201	215	(7)
Asset recovery and business processing revenue	42	102	(59)	112	215	(48)
Other income	18	1	1,700	20	2	900
Gains on sales of loans and investments	—	3	(100)	—	3	(100)
Total other income	127	178	(29)	333	435	(23)
Direct operating expenses	87	77	13	202	245	(18)
Income before income tax expense	193	249	(22)	569	670	(15)
Income tax expense	45	92	(51)	130	244	(47)
Core Earnings	$148	$157	(6)%	$439	$426	3%

Highlights

•	Core Earnings for the segment were $148 million in third-quarter 2018, compared with the year-ago quarter’s $157 million.
•	Net interest income increased $5 million.
•	Provision for loan losses remained consistent.
•	Other revenue decreased $51 million primarily due to the recognition of $47 million of previously deferred revenue in third-quarter 2017 due to the termination of a contract.
•

On an adjusted basis, expenses were $13 million lower primarily as a result of ongoing cost-saving initiatives. Adjusted expenses exclude $14 million due to a new revenue recognition accounting standard and $9 million of costs in 2018 in connection with the First Data transition services agreement.

•	Income tax expense was $27 million lower as a result of the new tax law.
•	The Company acquired $164 million of FFELP Loans in the third-quarter 2018.
•	At September 30, 2018, Navient held $74.3 billion of FFELP Loans, compared with $83.9 billion of FFELP Loans at September 30, 2017.
•	Contingent collections receivables inventory increased $12 billion from the prior quarter as a result of new placements.

Core Earnings key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Segment net interest margin	.82%	.71%	.82%	.77%
FFELP Loans:
FFELP Loan spread	.89%	.79%	.89%	.85%
Provision for loan losses	$10	$10	$60	$30
Charge-offs	$13	$10	$41	$36
Charge-off rate	.09%	.05%	.09%	.07%
Total delinquency rate	11.4%	12.2%	11.4%	12.2%
Greater than 90-day delinquency rate	6.6%	5.9%	6.6%	5.9%
Forbearance rate	12.4%	15.2%	12.4%	15.2%

(Dollars in billions)
Number of accounts serviced for ED (in millions)	6.0	6.1	6.0	6.1
Total federal loans serviced	$294	$296	$294	$296
Contingent collections receivables inventory	$27.3	$8.1	$27.3	$8.1
Segment Net Interest Margin

The following table includes the Core Earnings basis FFELP Loan net interest margin along with reconciliation to the GAAP basis FFELP Loan net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Core Earnings basis FFELP Loan yield	4.53%	3.72%	4.36%	3.53%
Hedged Floor Income	.41	.41	.40	.37
Unhedged Floor Income	.04	.05	.03	.09
Consolidation Loan Rebate Fees	(.68)	(.68)	(.69)	(.67)
Repayment Borrower Benefits	(.11)	(.11)	(.11)	(.11)
Premium amortization	(.13)	(.22)	(.09)	(.14)
Core Earnings basis FFELP Loan net yield	4.06	3.17	3.90	3.07
Core Earnings basis FFELP Loan cost of funds	(3.17)	(2.38)	(3.01)	(2.22)
Core Earnings basis FFELP Loan spread	.89	.79	.89	.85
Core Earnings basis other interest-earning asset spread impact	(.07)	(.08)	(.07)	(.08)
Core Earnings basis segment net interest margin(1)	.82%	.71%	.82%	.77%

Core Earnings basis segment net interest margin(1)	.82%	.71%	.82%	.77%
Adjustment for GAAP accounting treatment(2)	(.14)	.02	(.10)	.02
GAAP basis segment net interest margin(1)	.68%	.73%	.72%	.79%

(1)	The average balances of our FFELP Loan Core Earnings basis interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
FFELP Loans	$75,582	$85,019	$78,165	$85,691
Other interest-earning assets	2,666	3,244	2,679	3,437
Total Core Earnings basis FFELP Loan interest-earning assets	$78,248	$88,263	$80,844	$89,128

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income, the reversal of the amortization of premiums received on Floor Income Contracts, and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “Non-GAAP Financial Measures — Core Earnings” above.

The increase in net interest margin from prior periods primarily is due to a cumulative adjustment which reduced net interest income by $34 million in third-quarter 2017 in connection with an increase in prepayment speed assumptions used to amortize loan premiums.

As of September 30, 2018, our FFELP Loan portfolio totaled $74.3 billion, comprised of $25.4 billion of FFELP Stafford Loans and $48.9 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of September 30, 2018 was 5 years and 8 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 7 percent and 4 percent, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after September 30, 2018 and 2017, based on interest rates as of those dates.

(Dollars in billions)	September 30, 2018	September 30, 2017
Education loans eligible to earn Floor Income	$73.6	$83.3
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(33.6)	(38.2)
Less: economically hedged Floor Income	(24.3)	(21.2)
Education loans eligible to earn Floor Income after rebates and economically hedged	$15.7	$23.9
Education loans earning Floor Income	$.3	$2.7

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period July 1, 2018 to December 31, 2023.

(Dollars in billions)	October 1, 2018 to December 31, 2018	2019	2020	2021	2022	2023
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$22.8	$20.4	$17.6	$12.6	$10.9	$4.1

Servicing Revenue

The Company services education loans for approximately 6.0 million and 6.1 million customer accounts for third parties including ED as of September 30, 2018 and September 30, 2017, respectively. Third-party loan servicing fees in the three months ended September 30, 2018 and 2017 included $35 million and $37 million, respectively, of servicing revenue related to the ED Servicing Contract. The ED servicing contract expires in 2019.

In April 2016, ED began the solicitation process for its new servicing platform and service providers. In the latest step, ED issued on February 20, 2018, Phase 1 of a new RFP entitled the Solicitation for the Next Generation Financial Services Environment which is intended to centralize student loan servicing on a single platform. The Company and its partners submitted a comprehensive bid on April 18, 2018. ED has completed Phase I of the procurement and announced the vendors eligible to participate in Phase II and the Company’s partners were among the vendors named. The Company cannot predict the timing and nature of the next steps for this RFP.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue decreased $60 million from the year-ago quarter primarily due to the third-quarter 2017 recognition of $47 million of previously deferred asset recovery revenue, net of a reserve, related to the termination of the related contract.

Navient provides asset recovery services on defaulted education loans to ED. ED collections contracts have been subject to numerous bid protests and court orders. Presently, we are operating under a contract awarded to Pioneer in May 2017. We are currently receiving new placements under this contract.

Other Income

Other income increased $17 million primarily from the sale of technology and transition services revenue in connection with the strategic agreement we entered into with First Data in the third quarter of 2018.

Operating Expenses

Operating expenses for the Federal Education Loans segment include costs incurred to acquire FFELP Loans and perform servicing and asset recovery activities on our FFELP Loan portfolio, federal education loans held by ED and other institutions. On an adjusted basis, expenses were $13 million lower primarily as a result of ongoing cost-saving initiatives. Adjusted expenses exclude a $14 million increase from a new revenue recognition accounting standard adopted (see “Note 1 – Significant Accounting Policies”) and $9 million of costs in 2018 in connection with the First Data transition services agreement.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Core Earnings interest income:
Private Education Loans	$455	$445	2%	$1,327	$1,204	10%
Other loans	—	—	—	1	—	100
Cash and investments	4	1	300	9	3	200
Total Core Earnings interest income	459	446	3	1,337	1,207	11
Total Core Earnings interest expense	257	221	16	746	601	24
Net Core Earnings interest income	202	225	(10)	591	606	(2)
Less: provision for loan losses	75	95	(21)	224	285	(21)
Net Core Earnings interest income after provision for loan losses	127	130	(2)	367	321	14
Servicing revenue	3	3	—	9	6	50
Direct operating expenses	38	39	(3)	133	111	20
Income before income tax expense	92	94	(2)	243	216	13
Income tax expense	20	34	(41)	56	79	(29)
Core Earnings	$72	$60	20%	$187	$137	36%

Highlights

•	Core Earnings for the segment were $72 million in third-quarter 2018, compared with the year-ago quarter’s $60 million.
•	Net interest income decreased $23 million primarily due to the natural paydown of the portfolio.
•

Provision for loan losses decreased $20 million. Private Education Loan charge-offs, excluding the $32 million of charge-offs on the receivable for partially charged-off loans that occurred as a result of changing the charge-off rate on defaulted loans from 79 percent to 80.5 percent in third-quarter 2018, were $116 million, up $20 million from $96 million in third-quarter 2017. This increase was expected with the expiration of the temporary natural disaster forbearances granted at the end of 2017.

•

On an adjusted basis, expenses were $11 million lower primarily as a result of ongoing cost-savings initiatives. Adjusted expenses exclude $10 million of operating costs in Earnest, which was acquired in November 2017.

•	Income tax expense was $13 million lower as a result of the new tax law.
•	Navient originated $903 million of Private Education Refinance Loans in third-quarter 2018.
•	At September 30, 2018, Navient held $22.4 billion of Private Education Loans (of which $2.6 billion were Refinance Loans), compared with $23.4 billion of Private Education Loans at September 30, 2017.

Core Earnings key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Segment net interest margin	3.35%	3.57%	3.26%	3.34%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.60%	3.79%	3.51%	3.53%
Provision for loan losses	$75	$95	$224	$285
Charge-offs(1)	$116	$96	$269	$355
Charge-off rate(1)	2.1%	1.6%	1.6%	2.1%
Total delinquency rate	6.3%	5.7%	6.3%	5.7%
Greater than 90-day delinquency rate	2.9%	2.6%	2.9%	2.6%
Forbearance rate	3.9%	5.4%	3.9%	5.4%
Private Education Refinance Loans:
Charge-offs	$.1	$—	$.2	$—
Greater than 90-day delinquency rate	—%	—%	—%	—%
Average balance of Private Education Refinance Loans	$2,196	$—	$1,545	$—
Ending balance of Private Education Refinance Loans	$2,562	$—	$2,562	$—
Private Education Refinance Loan originations	$903	$—	$2,032	$—

(1)    Excluding the $32 million of charge-offs on the receivable for partially charged-off loans that occurred as a result of changing the charge-off rate from

       79 percent to 80.5 percent in third-quarter 2018.

Segment Net Interest Margin

The following table shows the Core Earnings basis Private Education Loan net interest margin along with reconciliation to the GAAP basis Private Education Loan net interest margin before provision for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Core Earnings basis Private Education Loan yield	7.80%	7.25%	7.58%	6.80%
Core Earnings basis Private Education Loan cost of funds	(4.20)	(3.46)	(4.07)	(3.27)
Core Earnings basis Private Education Loan spread	3.60	3.79	3.51	3.53
Core Earnings basis other interest-earning asset spread impact	(.25)	(.22)	(.25)	(.19)
Core Earnings basis segment net interest margin(1)	3.35%	3.57%	3.26%	3.34%

Core Earnings basis segment net interest margin(1)	3.35%	3.57%	3.26%	3.34%
Adjustment for GAAP accounting treatment(2)	.05	.07	.07	.04
GAAP basis segment net interest margin(1)	3.40%	3.64%	3.33%	3.38%

(1)	The average balances of our Private Education Loan Core Earnings basis interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Private Education Loans	$23,107	$24,348	$23,392	$23,657
Other interest-earning assets	832	692	830	629
Total Core Earnings basis Private Education Loan interest-earning assets	$23,939	$25,040	$24,222	$24,286

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “Non-GAAP Financial Measures — Core Earnings” above.

The decrease in net interest margin from prior periods is primarily the impact of the Private Education Refinance Loans that have been originated in the last year at a lower net interest margin than the legacy Private Education Loan portfolio as a result of their lower credit risk profile.

As of September 30, 2018, our Private Education Loan portfolio totaled $22.4 billion. The weighted-average life of this portfolio as of September 30, 2018 was 6 years assuming a CPR of 8 percent.

Private Education Loan Provision for Loan Losses

Allowance for Private Education Loan Losses

Our allowance for Private Education Loan losses does not include Purchased Credit Impaired (“PCI”) loans as those loans are separately reserved for, as needed. No allowance for loan losses has been established for these loans as of September 30, 2018. Related to the $2.8 billion of Purchased Non-Credit Impaired Loans acquired in 2017 at a discount, there is no allowance for loan losses established as of September 30, 2018, as the remaining purchased discount associated with the Private Education Loans of $343 million as of September 30, 2018 remains greater than the incurred losses. However, in accordance with our policy, there was $2 million of both charge-offs and provision recorded for Purchased Non-Credit Impaired Loans in third-quarter 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Allowance at beginning of period	$1,297	$1,286	$1,297	$1,351
Provision for Private Education Loan losses:
Purchased Non-Credit Impaired Loans, acquired at a discount	2	—	12	—
Remaining loans	73	95	212	285
Total provision	75	95	224	285
Charge-offs:
Net adjustment resulting from the change in the charge- off rate(1)	(32)	—	(32)	—
Net charge-offs remaining(2)	(116)	(96)	(269)	(355)
Total charge-offs(2)	(148)	(96)	(301)	(355)
Reclassification of interest reserve(3)	2	2	6	6
Allowance at end of period	$1,226	$1,287	$1,226	$1,287
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	2.1%	1.6%	1.6%	2.1%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	.6%	—%	.2%	—%
Allowance coverage of net charge-offs (annualized)	2.1	3.4	3.0	2.7
Allowance as a percentage of ending total loans	5.0%	5.0%	5.0%	5.0%
Allowance as a percentage of ending loans in repayment	5.6%	5.7%	5.6%	5.7%
Ending total loans(4)	$24,469	$25,665	$24,469	$25,665
Average loans in repayment	$22,158	$23,112	$22,367	$22,180
Ending loans in repayment	$21,997	$22,448	$21,997	$22,448

(1)

In third-quarter 2018, the portion of the loan amount charged off at default on our Private Education Loans increased from 79 percent to 80.5 percent. This did not impact the provision for loan losses in the third quarter of 2018 as previously this had been reserved through the allowance for loan losses. This charge resulted in a $32 million reduction to the balance of the receivable for partially charged-off loans.

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

In establishing the allowance for Private Education Loan losses as of September 30, 2018, we considered several factors with respect to our Private Education Loan portfolio. As a result of the expiration of the temporary natural disaster forbearances granted at the end of 2017, loan delinquencies greater than 90-days increased by $49 million and forbearances decreased by $380 million compared with the year-ago quarter, all as expected. Charge-offs increased by $20 million from the year-ago quarter, excluding the $32 million related to changing the charge-off rate on defaulted loans from 79 percent to 80.5 percent. This increase in charge-offs was expected and due to the disaster forbearances discussed above. These items had no impact on the provision for loan losses in the third quarter of 2018 as these items had been previously reserved for through the allowance for loan losses. Outstanding Private Education Loans decreased $977 million from the year-ago quarter.  These factors along with the continued improvement in the portfolio’s performance resulted in the $20 million decrease in provision.

Operating Expenses

Operating expenses for our Consumer Lending segment include costs incurred to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses were $38 million and $39 million for the quarters ended September 30, 2018 and 2017, respectively. On an adjusted basis, expenses were $11 million lower primarily as a result of ongoing cost-saving initiatives. Adjusted expenses exclude $10 million of operating costs in Earnest, which was acquired in November 2017.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Net interest income	$—	$—	—%	$—	$—	—%
Business processing revenue	64	55	16	201	152	32
Direct operating expenses	59	49	20	172	131	31
Income before income tax expense	5	6	(17)	29	21	38
Income tax expense	1	2	(50)	7	8	(13)
Core Earnings	$4	$4	—%	$22	$13	69%

Highlights

•	Core Earnings for the segment were $4 million in third-quarter 2018, consistent with the year-ago quarter.
•	EBITDA was $8 million, up 14 percent from the year-ago quarter.
•	Contingent collections receivables inventory increased 13 percent to $13 billion from the prior quarter as a result of new placements.

Key segment metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Revenue from government services	$40	$34	$133	$96
Revenue from healthcare services	24	21	68	56
Total fee revenue	$64	$55	$201	$152
EBITDA(1)	$8	$7	$34	$23
EBITDA Margin(1)	13%	13%	17%	15%
Contingent collections receivables inventory (in billions)	$13.1	$15.9	$13.1	$15.9

(1)	See “Non-GAAP Financial Measures – Earnings before Interest, Taxes, Depreciation and Amortization Expense

(‘EBITDA’)” for an explanation and reconciliation of these metrics.

Other Segment

The following table presents Core Earnings results of our Other segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
Net interest loss after provision for loan losses	$(38)	$(38)	—%	$(113)	$(96)	18%
Other income	3	2	50	6	11	(45)
Losses on debt repurchases	(1)	(1)	—	(9)	(1)	800
Total other income	2	1	100	(3)	10	(130)
Overhead expenses:
Unallocated information technology costs	26	29	(10)	84	85	(1)
Unallocated corporate costs	45	44	2	140	135	4
Total overhead expenses	71	73	(3)	224	220	2
Restructuring/other reorganization expenses	1	—	100	10	—	100
Total expenses	72	73	(1)	234	220	6
Loss before income tax benefit	(108)	(110)	(2)	(350)	(306)	14
Income tax benefit	(24)	(41)	(41)	(81)	(112)	(28)
Core Earnings (loss)	$(84)	$(69)	22%	$(269)	$(194)	39%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio.

Losses on Debt Repurchases

We repurchased $86 billion of unsecured debt in the third quarter of 2018, resulting in $1 million of debt repurchase losses.

Overhead

Unallocated corporate overhead is comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related costs and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations. On an adjusted basis, expenses were $12 million lower primarily as a result of ongoing cost-saving initiatives. Adjusted expenses exclude $6 million of regulatory-related costs and $4 million of operating costs in businesses acquired in 2017 (Duncan Solutions in July 2017 and Earnest in November 2017).

Restructuring/Other Reorganization Expenses

During the third quarter of 2018, the Company incurred $1 million of restructuring/other reorganization expense in connection with an effort that will reduce costs and improve operating efficiency. The charges were primarily severance-related costs.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$75,582	3.99%	$85,019	3.17%	$78,165	3.84%	$85,691	3.09%
Private Education Loans	23,107	7.80	24,348	7.25	23,392	7.58	23,657	6.80
Other loans	77	7.74	85	8.40	73	7.40	151	10.81
Cash and investments	5,353	1.91	5,039	.94	5,433	1.63	5,138	.75
Total interest-earning assets	104,119	4.73%	114,491	3.95%	107,063	4.55%	114,637	3.76%
Non-interest-earning assets	3,615		3,792		3,544		3,910
Total assets	$107,734		$118,283		$110,607		$118,547
Average Liabilities and Equity
Short-term borrowings	$4,637	5.05%	$3,632	4.26%	$4,825	4.47%	$2,873	4.03%
Long-term borrowings	97,667	3.56	109,351	2.70	100,466	3.39	109,918	2.54
Total interest-bearing liabilities	102,304	3.62%	112,983	2.75%	105,291	3.44%	112,791	2.58%
Non-interest-bearing liabilities	1,700		1,770		1,636		2,143
Equity	3,730		3,530		3,680		3,613
Total liabilities and equity	$107,734		$118,283		$110,607		$118,547
Net interest margin		1.17%		1.23%		1.17%		1.22%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase	Change Due To(1)
(Dollars in millions)	(Decrease)	Rate	Volume
Three Months Ended September 30, 2018 vs. 2017
Interest income	$101	$212	$(111)
Interest expense	150	231	(81)
Net interest income	$(49)	$(19)	$(30)
Nine Months Ended September 30, 2018 vs. 2017
Interest income	$415	$640	$(225)
Interest expense	529	682	(153)
Net interest income	$(114)	$(42)	$(72)

(1)	Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net — GAAP and Core Earnings Basis

	September 30, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$66	$—	$66	$33	$99
Grace, repayment and other(2)	24,984	48,669	73,653	23,748	97,401
Total, gross	25,050	48,669	73,719	23,781	97,500
Unamortized premium/(discount)	390	227	617	(796)	(179)
Receivable for partially charged-off loans	—	—	—	688	688
Allowance for loan losses	(45)	(34)	(79)	(1,226)	(1,305)
Total education loan portfolio	$25,395	$48,862	$74,257	$22,447	$96,704
% of total FFELP	34%	66%	100%
% of total	26%	51%	77%	23%	100%

	December 31, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$88	$—	$88	$54	$142
Grace, repayment and other(2)	27,949	53,060	81,009	24,826	105,835
Total, gross	28,037	53,060	81,097	24,880	105,977
Unamortized premium/(discount)	407	259	666	(924)	(258)
Receivable for partially charged-off loans	—	—	—	760	760
Allowance for loan losses	(35)	(25)	(60)	(1,297)	(1,357)
Total education loan portfolio	$28,409	$53,294	$81,703	$23,419	$105,122
% of total FFELP	35%	65%	100%
% of total	27%	51%	78%	22%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount) — GAAP and Core Earnings Basis

	Three Months Ended September 30, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$26,030	$49,552	$75,582	$23,107	$98,689
% of FFELP	34%	66%	100%
% of total	27%	50%	77%	23%	100%

	Three Months Ended September 30, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$29,950	$55,069	$85,019	$24,348	$109,367
% of FFELP	35%	65%	100%
% of total	28%	50%	78%	22%	100%

	Nine Months Ended September 30, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$27,080	$51,085	$78,165	$23,392	$101,557
% of FFELP	35%	65%	100%
% of total	27%	50%	77%	23%	100%

	Nine Months Ended September 30, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$30,928	$54,763	$85,691	$23,657	$109,348
% of FFELP	36%	64%	100%
% of total	28%	50%	78%	22%	100%

Education Loan Activity — GAAP and Core Earnings Basis

	Three Months Ended September 30, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$26,294	$50,315	$76,609	$22,568	$99,177
Acquisitions	84	78	162	907	1,069
Capitalized interest and premium/discount amortization	237	210	447	108	555
Consolidations to third parties	(454)	(511)	(965)	(192)	(1,157)
Repayments and other	(766)	(1,230)	(1,996)	(944)	(2,940)
Ending balance	$25,395	$48,862	$74,257	$22,447	$96,704

	Three Months Ended September 30, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$30,215	$55,925	$86,140	$24,223	$110,363
Acquisitions	240	267	507	125	632
Capitalized interest and premium/discount amortization	238	259	497	100	597
Consolidations to third parties	(620)	(692)	(1,312)	(185)	(1,497)
Repayments and other	(782)	(1,134)	(1,916)	(839)	(2,755)
Ending balance	$29,291	$54,625	$83,916	$23,424	$107,340

	Nine Months Ended September 30, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$28,409	$53,294	$81,703	$23,419	$105,122
Acquisitions	266	233	499	2,126	2,625
Capitalized interest and premium/discount amortization	664	644	1,308	300	1,608
Consolidations to third parties	(1,543)	(1,619)	(3,162)	(633)	(3,795)
Repayments and other	(2,401)	(3,690)	(6,091)	(2,765)	(8,856)
Ending balance	$25,395	$48,862	$74,257	$22,447	$96,704

	Nine Months Ended September 30, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$32,319	$55,411	$87,730	$23,340	$111,070
Acquisitions	965	4,139	5,104	2,791	7,895
Capitalized interest and premium/discount amortization	709	760	1,469	277	1,746
Consolidations to third parties	(2,112)	(2,176)	(4,288)	(509)	(4,797)
Repayments and other	(2,590)	(3,509)	(6,099)	(2,475)	(8,574)
Ending balance	$29,291	$54,625	$83,916	$23,424	$107,340

Education Loan Allowance for Loan Losses Activity — GAAP and Core Earnings Basis

	Three Months Ended September 30,
	2018			2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$82	$1,297	$1,379	$61	$1,286	$1,347
Less:
Charge-offs(1)	(13)	(148)	(161)	(10)	(96)	(106)
Plus:
Provision for loan losses	10	75	85	10	95	105
Reclassification of interest reserve(2)	—	2	2	—	2	2
Ending balance	$79	$1,226	$1,305	$61	$1,287	$1,348
Percent of total	6%	94%	100%	5%	95%	100%
Troubled debt restructuring(3)	$—	$10,482	$10,482	$—	$10,539	$10,539

	Nine Months Ended September 30,
	2018			2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$60	$1,297	$1,357	$67	$1,351	$1,418
Less:
Charge-offs(1)	(41)	(301)	(342)	(36)	(355)	(391)
Plus:
Provision for loan losses	60	224	284	30	285	315
Reclassification of interest reserve(2)	—	6	6	—	6	6
Ending balance	$79	$1,226	$1,305	$61	$1,287	$1,348
Percent of total	6%	94%	100%	5%	95%	100%
Troubled debt restructuring(3)	$ —	$10,482	$10,482	$—	$10,539	$10,539

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

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP and Core Earnings Basis

	FFELP Loan Delinquencies
	September 30,
	2018		2017
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,160		$5,199
Loans in forbearance(2)	8,600		11,866
Loans in repayment and percentage of each status:
Loans current	54,005	88.6%	58,172	87.8%
Loans delinquent 31-60 days(3)	1,978	3.2	2,565	3.9
Loans delinquent 61-90 days(3)	947	1.6	1,566	2.4
Loans delinquent greater than 90 days(3)	4,029	6.6	3,917	5.9
Total FFELP Loans in repayment	60,959	100%	66,220	100%
Total FFELP Loans, gross	73,719		83,285
FFELP Loan unamortized premium	617		692
Total FFELP Loans	74,336		83,977
FFELP Loan allowance for losses	(79)		(61)
FFELP Loans, net	$74,257		$83,916
Percentage of FFELP Loans in repayment		82.7%		79.5%
Delinquencies as a percentage of FFELP Loans in repayment		11.4%		12.2%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.4%		15.2%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP and Core Earnings Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Allowance at beginning of period	$82	$61	$60	$67
Provision for FFELP Loan losses	10	10	60	30
Charge-offs	(13)	(10)	(41)	(36)
Allowance at end of period	$79	$61	$79	$61
Charge-offs as a percentage of average loans in repayment (annualized)	.09%	.05%	.09%	.07%
Allowance coverage of charge-offs (annualized)	1.5	1.7	1.4	1.3
Allowance as a percentage of ending total loans, gross	.11%	.07%	.11%	.07%
Allowance as a percentage of ending loans in repayment	.13%	.09%	.13%	.09%
Ending total loans, gross	$73,719	$83,285	$73,719	$83,285
Average loans in repayment	$61,956	$68,168	$63,934	$68,791
Ending loans in repayment	$60,959	$66,220	$60,959	$66,220

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP and Core Earnings Basis

	Private Education Loan Delinquencies
	September 30,
	2018		2017
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$892		$1,174
Loans in forbearance(2)	892		1,272
Loans in repayment and percentage of each status:
Loans current	20,605	93.7%	21,154	94.3%
Loans delinquent 31-60 days(3)	467	2.1	430	1.9
Loans delinquent 61-90 days(3)	289	1.3	277	1.2
Loans delinquent greater than 90 days(3)	636	2.9	587	2.6
Total Private Education Loans in repayment	21,997	100%	22,448	100%
Total Private Education Loans, gross	23,781		24,894
Private Education Loan unamortized discount	(796)		(954)
Total Private Education Loans	22,985		23,940
Private Education Loan receivable for partially charged-off loans	688		771
Private Education Loan allowance for losses	(1,226)		(1,287)
Private Education Loans, net	$22,447		$23,424
Percentage of Private Education Loans in repayment		92.5%		90.2%
Delinquencies as a percentage of Private Education Loans in repayment		6.3%		5.7%
Loans in forbearance as a percentage of loans in repayment and forbearance		3.9%		5.4%
Loans in repayment with more than 12 payments made		87%		95%
Percentage of Private Education Loans with a cosigner		58%		65%

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

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Receivable at beginning of period	$724	$784	$760	$815
Expected future recoveries of current period defaults(1)	29	24	68	88
Recoveries(2)	(33)	(37)	(107)	(121)
Charge-offs(3)	(32)	—	(33)	(11)
Receivable at end of period	$688	$771	$688	$771

(1)	Represents our estimate of the amount to be collected in the future.
(2)	Current period cash collections.
(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. In addition, in third-quarter 2018, the portion of the loan amount charged off at default increased from 79 percent to 80.5 percent. This change resulted in a $32 million reduction to the balance of the receivable for partially charged-off loans. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

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

At September 30, 2018, loans in forbearance status as a percentage of loans in repayment and forbearance were 5.2 percent for loans that have made less than 25 monthly payments. The percentage drops to 3.0 percent for loans that have made more than 48 monthly payments.

At September 30, 2018, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 3.1 percent for loans that have made less than 25 monthly payments. The percentage drops to 2.2 percent for loans that have made more than 48 monthly payments.

In the third-quarter 2018, the portion of the loan amount charged off at default increased from 79 percent to 80.5 percent. This change resulted in a $32 million reduction to the balance of the receivable for partially charged-off loans. Excluding this amount, for the three months ended September 30, 2018, charge-offs as a percentage of loans in repayment were 3.5 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.4 percent for loans that have made more than 48 monthly payments.

GAAP and Core Earnings Basis:

(Dollars in millions)	Monthly Scheduled Payments Received
September 30, 2018	0 to 12	13 to 24	25 to 36	37 to 48	More than 48	Not Yet in Repayment	Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$892	$892
Loans in forbearance	142	76	85	97	492	—	892
Loans in repayment — current	2,662	1,057	819	1,203	14,864	—	20,605
Loans in repayment — delinquent 31-60 days	30	31	45	53	308	—	467
Loans in repayment — delinquent 61-90 days	23	24	30	35	177	—	289
Loans in repayment — delinquent greater than 90 days	61	61	78	88	348	—	636
Total	$2,918	$1,249	$1,057	$1,476	$16,189	$892	23,781
Unamortized discount							(796)
Receivable for partially charged-off loans							688
Allowance for loan losses							(1,226)
Total Private Education Loans, net							$22,447
Loans in forbearance as a percentage of loans in repayment and forbearance	4.9%	6.1%	8.0%	6.6%	3.0%	—%	3.9%
Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	2.2%	5.2%	8.0%	6.4%	2.2%	—%	2.9%
Net charge-offs as a percentage of loans in repayment, excluding the net adjustment from the change in the charge-off rate(1)	3.0%	4.6%	5.5%	4.0%	1.4%	—%	2.1%

(1)

In third-quarter 2018, the portion of the loan amount charged off at default increased from 79 percent to 80.5 percent. This change resulted in a $32 million reduction to the balance of the receivable for partially charged-off loans.

(Dollars in millions)	Monthly Scheduled Payments Received
September 30, 2017	0 to 12	13 to 24	25 to 36	37 to 48	More than 48	Not Yet in Repayment	Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$1,174	$1,174
Loans in forbearance	265	129	141	153	584	—	1,272
Loans in repayment — current	925	815	1,241	2,041	16,132	—	21,154
Loans in repayment — delinquent 31-60 days	36	34	44	60	256	—	430
Loans in repayment — delinquent 61-90 days	32	28	32	42	143	—	277
Loans in repayment — delinquent greater than 90 days	85	66	83	92	261	—	587
Total	$1,343	$1,072	$1,541	$2,388	$17,376	$1,174	24,894
Unamortized discount							(954)
Receivable for partially charged-off loans							771
Allowance for loan losses							(1,287)
Total Private Education Loans, net							$23,424
Loans in forbearance as a percentage of loans in repayment and forbearance	19.7%	12.0%	9.1%	6.4%	3.4%	—%	5.4%
Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	7.9%	7.0%	5.9%	4.1%	1.6%	—%	2.6%
Charge-offs as a percentage of loans in repayment	6.9%	5.0%	3.7%	2.3%	0.8%	—%	1.6%

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

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt that totaled $12.9 billion at September 30, 2018. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $2.2 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($655 million in the nine months ended September 30, 2018), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Refinance Loans. We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We repurchased 6.9 million common shares for $95 million in the third quarter of 2018. In September 2018, our board of directors authorized a new $500 million share repurchase program.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	September 30, 2018	December 31, 2017
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$2,145	$1,520
Unencumbered FFELP Loans	325	690
Total GAAP and Core Earnings basis	$2,470	$2,210

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,533	$1,158	$1,584	$1,194
Unencumbered FFELP Loans	658	1,134	725	988
Total GAAP and Core Earnings basis	$2,191	$2,292	$2,309	$2,182

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of September 30, 2018 and 2017, the maximum additional capacity under these facilities was $2.6 billion and $3.0 billion, respectively. For the three months ended September 30, 2018 and 2017, the average maximum additional capacity under these facilities was $1.9 billion and $2.6 billion, respectively. For the nine months ended September 30, 2018 and 2017, the average maximum additional capacity under these facilities was $1.9 billion and $2.7 billion, respectively. As of September 30, 2018, the maturity dates of the FFELP Loan-other facilities ranged from November 2019 to December 2020.

Liquidity may also be available from our Private Education Loan asset-backed commercial paper (“ABCP”) facilities. Maximum borrowing capacity under the Private Education Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered Private Education Loans. As of September 30, 2018 and 2017, the maximum additional capacity under these facilities was $108 million and $282 million, respectively. For the three months ended September 30, 2018 and 2017, the average maximum additional capacity under these facilities was $608 million and $255 million, respectively. For the nine months ended September 30, 2018 and 2017, the average maximum additional capacity under these facilities was $738 million and $235 million, respectively. As of September 30, 2018, the maturity dates of these facilities ranged from June 2019 to June 2020.

At September 30, 2018, we had a total of $6.6 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $2.9 billion of our unencumbered tangible assets of which $2.5 billion and $325 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of September 30, 2018, we had $9.7 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Since the fourth quarter of 2015, we have closed on $4.9 billion of Private Education Loan ABS Repurchase Facilities. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

For further discussion of our various sources of liquidity, our access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6—Borrowings” in our Annual Report on Form 10-K for the year ended December 31, 2017.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	September 30, 2018	December 31, 2017
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.6	4.7
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	5.1	5.9
Tangible unencumbered assets(1)	6.6	6.6
Senior unsecured debt	(12.9)	(13.9)
Mark-to-market on unsecured hedged debt(2)	.1	(.3)
Other liabilities, net	(.5)	(.3)
Total tangible equity — GAAP Basis(1)	$3.0	$2.7

(1)	At September 30, 2018 and December 31, 2017, excludes goodwill and acquired intangible assets, net, of $792 million and $810 million, respectively.
(2)

At September 30, 2018 and December 31, 2017, there were $(133) million and $189 million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).

Third-Quarter 2018 Financing Transactions

During the third-quarter 2018, Navient issued $992 million in FFELP Loan ABS and $632 million in Private Education Loan ABS.

Shareholder Distributions

In the nine months ended September 30, 2018, we paid three quarterly common stock dividends of $0.16 per share.

We repurchased 6.9 million common shares for $95 million in the third quarter of 2018. In September 2018, our board of directors authorized a new $500 million share repurchase program. Since the Spin-Off in April 2014, we have repurchased 174 million shares for $2.6 billion.

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

The table below highlights exposure related to our derivative counterparties at September 30, 2018.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$17	$19
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	6%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	82%	—%

Core Earnings Basis Borrowings

The following tables present the ending balances of our Core Earnings basis borrowings as of September 30, 2018 and December 31, 2017, and average balances and average interest rates of our Core Earnings basis borrowings for the three and nine months ended September 30, 2018 and 2017. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “Non-GAAP Financial Measures — Core Earnings —Reclassification of Settlements on Derivative and Hedging Activities” of this Item 2.)

Ending Balances

	September 30, 2018			December 31, 2017
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$2,162	$10,765	$12,927	$1,306	$12,624	$13,930
Total unsecured borrowings	2,162	10,765	12,927	1,306	12,624	13,930
Secured borrowings:
FFELP Loan securitizations(2)	—	68,456	68,456	—	71,208	71,208
Private Education Loan securitizations(3)	1,257	11,579	12,836	686	12,646	13,332
FFELP Loan — other facilities	—	4,408	4,408	1,536	6,830	8,366
Private Education Loan — other facilities	1,391	1,379	2,770	684	1,710	2,394
Other(4)	204	—	204	538	—	538
Total secured borrowings	2,852	85,822	88,674	3,444	92,394	95,838
Core Earnings basis borrowings	5,014	96,587	101,601	4,750	105,018	109,768
Adjustment for GAAP accounting treatment	(7)	(498)	(505)	21	(6)	15
GAAP basis borrowings	$5,007	$96,089	$101,096	$4,771	$105,012	$109,783

(1)

Includes principal amount of $2.2 billion and $1.3 billion of short-term debt as of September 30, 2018 and December 31, 2017, respectively. Includes principal amount of $10.9 billion and $12.7 billion of long-term debt as of September 30, 2018 and December 31, 2017, respectively.

(2)	Includes $81 million of long-term debt related to the FFELP Loan asset-backed securitization repurchase facilities (“Repurchase Facilities”) as of September 30, 2018.
(3)

Includes $1.3 billion and $686 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Repurchase Facilities”) as of September 30, 2018 and December 31, 2017, respectively. Includes $1.1 billion and $1.3 billion of long-term debt related to the Repurchase Facilities as of September 30, 2018 and December 31, 2017, respectively.

(4)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Secured borrowings comprised 87 percent of our Core Earnings basis debt outstanding at September 30, 2018 and December 31, 2017.

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$12,969	6.37%	$14,249	5.49%	$13,253	6.14%	$14,081	5.24%
Total unsecured borrowings	12,969	6.37	14,249	5.49	13,253	6.14	14,081	5.24
Secured borrowings:
FFELP Loan securitizations(1)	68,731	3.00	72,721	2.21	69,834	2.85	72,858	2.07
Private Education Loan securitizations(2)	13,093	4.18	13,258	3.50	13,258	4.06	13,627	3.17
FFELP Loan — other facilities	4,925	3.02	9,846	2.15	6,270	2.84	10,483	1.92
Private Education Loan — other facilities	2,355	3.62	2,492	2.46	2,357	3.56	1,304	2.51
Other(3)	231	4.55	417	2.44	319	2.82	438	2.70
Total secured borrowings	89,335	3.20	98,734	2.39	92,038	3.04	98,710	2.22
Core Earnings basis borrowings	$102,304	3.60%	$112,983	2.78%	$105,291	3.43%	$112,791	2.59%

Core Earnings basis borrowings	$102,304	3.60%	$112,983	2.78%	$105,291	3.43%	$112,791	2.59%
Adjustment for GAAP accounting treatment	—	.02	—	(.03)	—	.01	—	(.01)
GAAP basis borrowings	$102,304	3.62%	$112,983	2.75%	$105,291	3.44%	$112,791	2.58%

(1)	Includes $9 million and $3 million of debt related to the FFELP Loan Repurchase Facilities for the three and nine months ended September 30, 2018, respectively.
(2)

Includes $2.4 billion and $1.7 billion of debt related to the Private Education Loan Repurchase Facilities for the three months ended September 30, 2018 and 2017, respectively, and $2.4 billion and $1.3 billion for the nine months ended September 30, 2018 and 2017, respectively.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at September 30, 2018 and December 31, 2017, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings before mark-to-market gains (losses) on derivative and hedging activities, a sensitivity analysis was performed assuming the funding index increases 10 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. These earnings sensitivities are applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of September 30, 2018 Impact on Annual Earnings If:			As of September 30, 2017 Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities	$(7)	$39	$(84)	$(11)	$(5)	$(92)
Mark-to-market gains (losses) on derivative and hedging activities	(42)	(151)	—	2	(135)	—
Increase (decrease) in income before taxes	$(49)	$(112)	$(84)	$(9)	$(140)	$(92)
Increase (decrease) in net income after taxes	$(38)	$(86)	$(65)	$(6)	$(89)	$(58)
Increase (decrease) in diluted earnings per common share	$(.15)	$(.33)	$(.25)	$(.02)	$(.33)	$(.22)

(1)

If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 10 basis points while holding the asset index constant. There is no sensitivity analysis related to the mark-to-market gains (losses) on derivative and hedging activities as part of this potential impact on earnings.

	At September 30, 2018
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$97,924	$(206)	—%	$(425)	—%
Other earning assets	5,544	—	—	—	—
Other assets	4,245	181	4	648	15
Total assets gain/(loss)	$107,713	$(25)	—%	$223	—%
Liabilities
Interest-bearing liabilities	$101,516	$(495)	—%	$(1,381)	(1)%
Other liabilities	1,642	335	20	1,103	67
Total liabilities (gain)/loss	$103,158	$(160)	—%	$(278)	—%

	At December 31, 2017
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$106,692	$(287)	—%	$(611)	(1)%
Other earning assets	5,034	—	—	—	—
Other assets	4,835	148	3	613	13
Total assets gain/(loss)	$116,561	$(139)	—%	$2	—%
Liabilities
Interest-bearing liabilities	$109,704	$(588)	(1)%	$(1,643)	(1)%
Other liabilities	1,723	301	17	1,132	66
Total liabilities (gain)/loss	$111,427	$(287)	—%	$(511)	—%

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

During the three and six months ended September 30, 2018 and 2017, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of derivative contracts. The result of these hedging transactions was to fix the relative spread between the education loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our fixed rate assets being funded with variable rate liabilities. Both items will generally cause income to decrease when interest rates increase. In both 2018 and 2017, the impact to income is primarily due to both items (i) and (ii) above. The decrease in the loss in 2018 as compared to 2017 was due to both the natural amortization of the FFELP Loan portfolio as well as higher interest rates in third-quarter 2018 compared to third-quarter 2017, which resulted in a loss of unhedged Floor Income between the third quarter of 2017 and the third quarter of 2018. Item (ii) had a minor impact in both periods as the Company generally enters into derivative contracts as a part of its overall interest rate risk management strategy, match-funding its floating rate assets with variable rate debt and fixed rate assets with fixed rate debt.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in 2018 and 2017 are primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. In particular, as of September 30, 2018, the Company’s floor income derivative contracts have a shorter remaining term than the prior-year period due to the natural amortization of the FFELP education loan portfolios over the year and interest rates in third-quarter 2018 are higher compared to third-quarter 2017 which results in such contracts having less intrinsic value. Both factors contribute to these contracts increasing less in value in a rising interest rate environment in the current period as compared to the prior-year period.

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 10 Basis Points,” the main driver of the decrease in pre-tax income before mark-to-market gains (losses) on derivative and hedging activities in both the September 30, 2018 and 2017 analyses is primarily the result of daily reset one-month LIBOR-indexed FFELP Loans being funded with monthly reset one-month LIBOR, three-month LIBOR and other non-discrete indexed liabilities, as well as, to a lesser extent, Prime-indexed Private Education Loans being funded with LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 3 for a further discussion.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2018. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.5	$—	$3.5
Prime	annual	.3	—	.3
Prime	quarterly	2.8	—	2.8
Prime	monthly	9.3	—	9.3
Prime	daily	—	—	—
PLUS Index	annual	.2	—	.2
3-month LIBOR	quarterly	.6	35.5	(34.9)
3-month LIBOR	daily	—	2.5	(2.5)
1-month LIBOR	monthly	5.6	40.2	(34.6)
1-month LIBOR daily	daily	70.1	—	70.1
CMT/CPI Index	monthly/quarterly	—	.1	(.1)
Non-Discrete reset(2)	monthly	—	9.0	(9.0)
Non-Discrete reset(3)	daily/weekly	5.5	.2	5.3
Fixed Rate(4)		8.6	19.0	(10.4)
Total		$106.5	$106.5	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Core Earnings Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.5	$—	$3.5
Prime	annual	.3	—	.3
Prime	quarterly	2.8	—	2.8
Prime	monthly	9.3	—	9.3
Prime	daily	—	—	—
PLUS Index	annual	.2	—	.2
3-month LIBOR	quarterly	.6	—	.6
3-month LIBOR	daily	—	.8	(.8)
1-month LIBOR	monthly	5.6	79.7	(74.1)
1-month LIBOR	daily	70.1	—	70.1
Non-Discrete reset(2)	monthly	—	9.0	(9.0)
Non-Discrete reset(3)	daily/weekly	5.5	.2	5.3
Fixed Rate(4)		8.4	16.6	(8.2)
Total		$106.3	$106.3	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at September 30, 2018.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	6.4
Other loans	8.2
Cash and investments	—
Total earning assets	6.1
Borrowings
Short-term borrowings	.5
Long-term borrowings	6.1
Total borrowings	5.8

 Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2018. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws including the Telephone Consumer Protection Act (“TCPA”), the Consumer Financial Protection Act of 2010 (“CFPA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and various other state consumer protection laws. The Company has also been named as a defendant in putative class actions alleging violations of various state and federal consumer protection laws related to borrowers and the Public Service Loan Forgiveness program. The Company denies the allegations and intends to vigorously defend against the allegations.

In January 2017, the Consumer Financial Protection Bureau (the “CFPB”) and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the CFPA, the FCPA, FCRA, FDCPA and various state consumer protection laws. In October 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC (“Solutions”), containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. Additionally, the Attorneys General for the States of California and Mississippi recently initiated similar actions against the Company and certain subsidiaries alleging violations of various state and federal consumer protection laws. We refer to the Illinois, Pennsylvania, Washington, California and Mississippi Attorneys General collectively as the “State Attorneys General.” In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. As the Company has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. We therefore have denied these allegations and intend to vigorously defend against the allegations in each of these cases. For additional information on these civil actions, please refer to section entitled “Regulatory Matters” below.

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

As previously disclosed, the Company and various of its subsidiaries have been subject to the following investigations and inquiries:

•

In December 2013, Navient received Civil Investigative Demands (“CIDs”) issued by the Illinois Attorney General, the Washington Attorney General and multiple other state Attorneys General. According to the CIDs, the investigations were initiated to ascertain whether any practices declared to be unlawful under the Consumer Fraud and Deceptive Business Practices Act have occurred or are about to occur. The Company subsequently received separate but similar CIDs or subpoenas from the Attorneys General for the District of Columbia, Kansas, Oregon, Colorado, New Jersey and New York. We may receive additional CIDs or subpoenas from these or other Attorneys General with respect to similar or different matters.

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

With respect to alleged civil violations of the Servicemembers Civil Relief Act (the “SCRA”), Solutions and Sallie Mae Bank entered into a consent order with the DOJ in May 2014. The DOJ consent order (the “DOJ Order”) covered all loans either owned by Sallie Mae Bank or serviced by Solutions from November 28, 2005 until the effective date of the settlement. The DOJ Order expired by its terms on September 29, 2018, and the related case was dismissed with prejudice on October 4, 2018.

Under the terms of the Separation Agreement between the Company and SLM BankCo, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the terms, conditions and limitations set forth in the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above, other than fines or penalties directly levied against Sallie Mae Bank and other matters specifically excluded. Navient has no additional reserves related to indemnification matters with SLM BankCo as of September 30, 2018.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2018.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 — July 31, 2018	4.4	$14.04	4.3	$100
August 1 — August 31, 2018	.9	13.36	.8	$87
September 1 — September 30, 2018	1.8	13.81	1.8	$565
Total third-quarter 2018	7.1	$13.90	6.9

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)

In December 2016, our board of directors authorized us to purchase up to $600 million of shares of our common stock and in September 2018, the board authorized a new $500 million share repurchase program.

The closing price of our common stock on the NASDAQ Global Select Market on September 28, 2018 was $13.48.

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

Date: November 2, 2018