Form 10-K
period 2018-12-31
NAVIENT CORP
filed 2019-02-26
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2018 was $3.4 billion (based on closing sale price of $13.03 per share as reported for the NASDAQ Global Select Market).

As of January 31, 2019, there were 244,507,321 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement (the “2019 Proxy Statement”) relating to the Registrant’s 2019 Annual Meeting of Stockholders, currently scheduled to be held on May 23, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NAVIENT CORPORATION

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Annual Report on Form 10-K contains “forward-looking” statements and other information that is based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “may,” “could,” “should,” “goals,” or “target.” Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and particularly in “Risk Factors”. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-K and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business.

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

PART I.

Item 1.   Business

Overview

Navient is a leading provider of education loan management and business processing solutions for education, healthcare, and government clients at the federal, state, and local levels. We help our clients and millions of Americans achieve financial success through services and support. Headquartered in Wilmington, Delaware, Navient also employs team members in western New York, northeastern Pennsylvania, Indiana, Tennessee, Texas, Virginia, Wisconsin, California and other locations.

With a focus on data-driven insights, service, compliance and innovative support, Navient:

•	owns $94.5 billion of education loans;
•	originates Private Education Loans;
•

services and performs asset recovery activities on its own portfolio of education loans, as well as education loans owned by other institutions including the United States Department of Education (“ED”); and

•	provides revenue cycle management and business processing services to federal, state and municipal clients, public authorities and healthcare organizations.

As of December 31, 2018, Navient’s principal assets consisted of:
•$72.3 billion in FFELP Loans, with a 0.83 percent Core Earnings segment net interest margin and a weighted average life of 7 years;
•$22.2 billion in Private Education Loans, with a 3.24 percent Core Earnings segment net interest margin and a weighted average life of 5 years;
•a leading loan origination business that assists borrowers in refinancing their education loan debt, which produced $2.8 billion of Private Education Refinance Loan originations in 2018;

•a leading education loan servicing business that services loans for approximately 12 million ED, FFELP and Private Education Loan customers (including cosigners), including 5.9 million customer accounts serviced under Navient’s contract with ED; and

•a leading business processing solutions suite through which we provide services for over 600 clients in the non-education related government and healthcare sectors.

We operate our business in three primary segments: Federal Education Loans, Consumer Lending and Business Processing. A fourth segment, Other, includes unallocated expenses of shared services and our corporate liquidity portfolio.

Strengths and Opportunities

Navient’s competitive advantages distinguish it from its competitors, including:

High Quality Asset Base Generating Significant and Predictable Cash Flows

At December 31, 2018, Navient’s $94.5 billion education loan portfolio was 80 percent funded to term and is expected to produce predictable cash flows over the remaining life of the portfolio. Our $72.3 billion FFELP portfolio bears a maximum 3 percent loss exposure under the terms of the federal guaranty. Our $22.2 billion Private Education Loan portfolio is 56 percent cosigned, bearing the full credit risk of the borrower and any cosigner.

Navient expects to generate approximately $24 billion of cash flows from its FFELP Loan and Private Education Loan portfolios (net of secured financing obligations) over the next 20 years.

Strong Capital Return

As a result of our significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases, while maintaining our Tangible Net Asset (“TNA”) ratio between 1.23x and 1.25x. We repurchased 17.4 million shares of common stock (7 percent of shares outstanding) for $220 million and 29.6 million shares of common stock (10 percent of shares outstanding) for $440 million in 2018 and 2017, respectively. At December 31, 2018, there was $440 million remaining in share repurchase authorization. Since April 2014, Navient has repurchased $2.8 billion in common shares, which has reduced common shares outstanding by over 40 percent.

Navient has paid a quarterly dividend of $0.16 per share of common stock since 2015. In 2018 and 2017, Navient paid $166 million and $176 million, respectively, in dividends.

($’s in millions)	Q1 2018	Q2 2018	Q3 2018	Q4 2018	2018
Capital Returned (1)	$42	$42	$137	$165	$386
Tangible Net Asset Ratio (2)	1.21x	1.23x	1.23x	1.25x	N/A

(1)“Capital Returned” is defined as share repurchases and dividends paid.

(2)“Tangible Net Asset Ratio” is a non-GAAP financial measure. For an explanation and reconciliation of our non-GAAP financial measures, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

Growth in Consumer Lending Businesses

In the Consumer Lending segment, we see meaningful value opportunities in originating Private Education Loans to financially responsible consumers. We are pursuing opportunities in the Private Education Loan market to generate attractive long-term risk adjusted returns.

($’s in millions)	Q1 2018	Q2 2018	Q3 2018	Q4 2018	2018
Loan originations per quarter	$500	$629	$903	$769	$2,801

Growth in Business Processing

Navient has leveraged our large-scale operating platforms, superior data-driven strategies, operating efficiency, and regulatory compliance and risk management infrastructure to expand to new areas such as tolling and healthcare. Navient provides business processing services to over 600 clients, generating total revenue of $267 million in 2018, up 26 percent. Navient’s inventory of non-education related contingent asset recovery receivables was $14.4 billion as of December 31, 2018.

Efficient and Large-Scale Operating Platforms

We service over $300 billion in education loans for approximately 12 million customers. These loans are owned by Navient and third parties, including for ED. We have demonstrated scalable infrastructure with capacity to manage large volumes of complex transactions with continued efficiency improvements.

Superior Performance

Navient has demonstrated superior default prevention performance. Federal loans serviced by Navient achieved a Cohort Default Rate (“CDR”) 35 percent better than our peers, as calculated from the most recent CDR released by ED in September 2018. We are consistently a top performer in our asset recovery business and deliver superior service to our public and private sector clients. We continually leverage data-driven insights and customer service to identify new ways to add value to our clients.

(1)

Source: "Official Cohort Default Rates for Schools – Federal Student Aid,” 9/24/18; Navient data.  The 2015 Cohort Default Rate analyzes data from the group of borrowers who entered repayment between October 1, 2014, and September 30, 2015, and who defaulted in a three-year window by Fall of 2018. To isolate the difference in defaults between Navient borrowers and others, the difference is calculated by removing Navient’s market share from the overall national cohort default rate; the resulting CDR for non-Navient serviced borrowers is 11.6%.

Customer Service and Compliance Commitment

Navient fosters a robust compliance culture driven by a “customer first” approach. We invest in rigorous training programs, quality assurance, reviews and audits, complaint tracking and analysis, and customer research to enhance our compliance and customer service.

Navient’s Approach to Helping Education Loan Borrowers Achieve Success

We help our customers navigate the path to financial success through proactive outreach and innovative, data-driven approaches.

Leveraging four decades of expertise: We apply data-driven strategies that draw from our more than 40 years of experience. Our strategists employ risk modeling to identify struggling borrowers and deploy resources where needed. By tailoring our approach to borrowers’ unique situations — e.g., recent graduates, students re-entering school, those experiencing hardships or those with student debt but no degree — we help ensure leading outcomes. Nine times out of 10, when we reach federal loan customers who have missed payments, we identify a solution to help them avoid default.

Getting borrowers into the right payment plans: We help customers understand the wide range of federal loan repayment options so they can make informed choices about the plans that align with their financial circumstances and goals. We promote awareness of federal repayment plan options, including Income-Driven Repayment (“IDR”), through more than 150 million communications annually, including mail, email, phone calls, videos and text messages. As a result, we continue to lead in enrolling customers in affordable repayment plans: more than half of student loan balances serviced by Navient for the government were enrolled in an IDR plan (excluding loan types ineligible for the plans). We also help borrowers understand that options lengthening their repayment term may increase the total cost of their loans, while reminding them that they may pay extra or switch repayment plans at any time.

Leading the industry: Navient is a leader in recommending policy reforms that would enhance the student loan program. For example, we have recommended improving financial literacy before borrowing, simplifying federal loan repayment options and encouraging college completion — reforms that we believe would make a meaningful difference for millions of Americans.

In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of December 31, 2018, $1.8 billion of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

We continually make enhancements designed to help our customers, drawing from a variety of inputs including customer surveys, research panels, analysis of customer inquiries and complaint data, and regulator commentary.

Our Office of the Customer Advocate, established in 1997, offers escalated assistance to customers. We are committed to working with customers and appreciate customer comments, which, combined with our own customer communication channels, help us improve the ways we assist our customers.

We also continue to offer free resources to help customers and the general public build knowledge on personal finance topics, including articles, videos and online tools. We also conduct a national research study, Money Under 35, that measures the financial health of Americans ages 22 to 35.

Navient was the first student loan servicer to launch a dedicated military benefits customer service team, website (Navient.com/military), and toll-free number. Navient’s military benefits team supports service members and their families to access the benefits designed for them, including interest rate benefits, deferment and other options.

Business Segments

We have three primary reportable operating segments: Federal Education Loans; Consumer Lending; and Business Processing.

Federal Education Loans Segment

In this segment, Navient holds and acquires FFELP Loans and performs servicing and asset recovery services on its own loan portfolio, federal education loans owned by ED and other institutions. Although FFELP Loans are no longer originated, we continue to pursue acquisitions of FFELP Loan portfolios as well as servicing and asset recovery services contracts. These acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the FFELP Loan portfolio (after provision for loan losses), as well as servicing and asset recovery services revenue. This segment is expected to generate significant amounts of earnings and cash flow over the remaining life of the portfolio.

Navient’s portfolio of FFELP Loans as of December 31, 2018 was $72.3 billion. We expect this portfolio to have an amortization period in excess of 20 years, with a 7-year remaining weighted average life. Navient’s goal is to maximize the amount and optimize the timing of the cash flows generated by its FFELP Loan portfolio. During the year ended 2018, Navient acquired $761 million of FFELP Loans compared to $5.7 billion in 2017 and $3.6 billion in 2016.

FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guaranty agreements generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest for loans that default.

As a result of the long-term funding strategy used for our FFELP Loan portfolio and the guarantees provided on these loans, the portfolio generates consistent and predictable cash flows. As of December 31, 2018, approximately 87 percent of the FFELP Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

In April 2016, ED began the solicitation process for its new servicing platform and service providers. In the latest step, ED issued in February 2018, Phase 1 of a new RFP entitled the Solicitation for the Next Generation Financial Services Environment which is intended to centralize student loan servicing on a single platform. The Company and its partners submitted a comprehensive bid in April 2018 following which the Company’s partners were among the vendors named as eligible to participate in Phase II. In October 2018, various entities protested the procurement at the GAO and the U.S. Court of Federal Claims. As part of that bid protest process, in January 2019, ED cancelled the components C, D, E and F of the RFP and simultaneously issued new solicitations. The Company is currently evaluating the new proposal and when and how to most advantageously respond. The Company cannot predict the timing and nature of the next steps for this RFP nor its impact on the current ED servicing contract. The current contract with ED expires in June 2019.

Navient provides asset recovery services on defaulted education loans to ED. ED collections contracts have been subject to numerous bid protests and court orders. Presently, we are operating under a contract awarded to our subsidiary, Pioneer Credit Recovery, Inc. (“Pioneer”), in April 2017. According to its original term the contract expires in April 2019. Following its expiration, ED would have the right to recall any accounts placed with Pioneer under the contract which were not in a payment plan or other satisfactory arrangement. The Company has not received any communication from ED concerning its plans after that date and cannot predict the timing or nature of ED’s next steps with respect to this contract.

Consumer Lending Segment

In this segment, Navient holds, originates and acquires consumer loans and performs servicing activities on its own education loan portfolio. Originations and acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow over the remaining life of the portfolio.

Our refinancing loan products leverage our 40 years of experience. We have seen that borrowers who graduate gain the benefit of their investment in education with higher levels of employment, higher incomes and stronger financial health. Our loan products are focused on helping consumers refinance their education loans at the lower rates they have earned. We believe our product offerings, digital marketing strategies and origination platform provide a unique competitive advantage. At December 31, 2018, Navient held $3.2 billion of Private Education Refinance Loans, having originated $2.8 billion in 2018.

Navient’s total portfolio of Private Education Loans as of December 31, 2018 was $22.2 billion. We expect this portfolio to have an amortization period in excess of 20 years, with a 5-year remaining weighted average life. Navient’s goal is to maximize the amount and optimize the timing of the cash flows generated by its Private Education Loan portfolio. Our Private Education Loans bear the full credit risk of the borrower and any cosigner. Navient believes the credit risk of the Private Education Loans it owns is well managed through the rigorous underwriting practices and risk-based pricing applied when the loans were originated, the continued high levels of qualified cosigners, our internal servicing and risk mitigation practices, and our careful use of forbearance and loan modification programs. Navient believes that these elements and practices reduce the risk of payment interruptions and defaults on its Private Education Loan portfolio. As of December 31, 2018, approximately 57 percent of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

Business Processing Segment

In this segment, Navient performs revenue cycle management and business processing services for over 600 non-education related government and healthcare clients. Our integrated solutions technology and superior data driven approach allows state governments, agencies, court systems, municipalities, and toll authorities (Government Services) to reduce their operating expenses while maximizing revenue opportunities. Healthcare services include revenue cycle outsourcing, accounts receivable management, extended business office support and consulting engagements. We offer customizable solutions for our clients that include non-profit/religious-affiliated hospital systems, teaching hospitals, urban medical centers, for-profit healthcare systems, critical access hospitals, children’s hospitals and large physician groups.

Other Segment

This segment primarily consists of our corporate liquidity portfolio and the repurchase of debt, unallocated expenses of shared services, restructuring/other reorganization expenses, and the deferred tax asset remeasurement loss recognized due to the enactment of the “Tax Cuts and Jobs Act” (“TCJA”) in the fourth quarter of 2017.

Unallocated expenses of shared services are comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related costs, stock-based compensation expense, and information technology costs related to infrastructure and operations. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with regulatory matters.

Employees

At December 31, 2018, we had approximately 6,500 employees. None of our employees are covered by collective bargaining agreements.

Supervision and Regulation

The Dodd-Frank Act

The Dodd-Frank Act was adopted to reform and strengthen regulation and supervision of the U.S. financial services industry. The Dodd-Frank Act contains comprehensive provisions that govern the practices and oversight of financial institutions (including large non-bank financial institutions) and other participants in the financial markets. It imposed additional regulations, requirements and oversight on almost every aspect of the U.S. financial services industry, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. Some of these provisions apply to Navient and its various businesses and securitization vehicles.

The Consumer Financial Protection Act established the Consumer Financial Protection Bureau (“CFPB”), which has authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws and examine financial institutions for compliance. The CFPB is authorized to impose fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It also has authority to prevent unfair, deceptive or abusive practices. Since its creation, the CFPB has been active in its supervision, examination and enforcement of financial services companies. In January 2017, the CFPB filed a lawsuit against Navient alleging several unfair, deceptive or abusive practices, and other violations of consumer protection statutes. Additional information on the CFPB lawsuit is included in Item 3. “Legal Proceedings” in this Form 10-K.

The Dodd-Frank Act also authorizes state officials to enforce regulations issued by the CFPB and to enforce the Dodd-Frank Act’s general prohibition against unfair, deceptive and abusive practices. The Attorneys General of the State of Illinois, the State of Washington, the Commonwealth of Pennsylvania, the State of California and the State of Mississippi have also filed lawsuits against Navient and some of its subsidiaries containing similar alleged violations of consumer protection laws as those alleged in the CFPB lawsuit as well as several additional areas. We refer to the Illinois, Washington, Pennsylvania, California and Mississippi Attorneys General collectively as the “State Attorneys General.” Additional information on the State Attorneys General lawsuits is included in Item 3. “Legal Proceedings” in this Form 10-K.

Regulatory Outlook

A number of prominent themes appear to be emerging from these actions:

•

Even if the CFPB takes a less active role in enforcement, the number and configuration of regulators, particularly the State Attorneys General and various state legislators, is likely to change which may add to the complexity, cost and unpredictability of timing for resolution of particular regulatory issues.

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

•	Issues first identified with respect to one consumer product class or distribution channel are sometimes applied to other product classes or channels.

Navient is subject to oversight from several regulatory entities. We expect that the regulators overseeing our businesses will continue to be active and that consumer protection regulations, standards, supervision, examination and enforcement practices will continue to evolve in both detail and scope. This evolution has added and may continue to significantly add to Navient’s compliance, servicing and operating costs. We have invested in compliance through multiple steps including realignment of Navient’s compliance management system to a servicing, collections and business services business model; dedicated compliance resources for certain topics (such as the Servicemembers Civil Relief Act (“SCRA”); the Telephone Consumer Protection Act (“TCPA”); unfair, deceptive, or abusive acts and practices (“UDAAP”); and third-party vendor management) to focus on consumer expectations; formation of business support operations to enhance risk, control and compliance functions in each business area; additional regulatory training for front-line employees to ensure obligations are understood and followed during interactions with customers, as well as additional regulatory training for our board of directors to enhance their ability to oversee the Company’s risk framework and compliance as it and the regulatory environment changes; and expanded oversight and analysis of complaint trends to identify and remediate, if necessary, areas of potential consumer harm.

Despite these increased activities, our current operations and compliance processes may not satisfy evolving regulatory standards.  Past practices or products may continue to be the focus of examinations, inquiries or lawsuits.

As described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management,” Navient has implemented a coordinated, formal enterprise risk management system aimed at reducing business and regulatory risks.

Listed below are some of the most significant recent and pending regulatory changes that have the potential to affect Navient.

Education Loan Servicing and Consumer Lending. The CFPB has been active in the education loan industry and undertook a number of initiatives in recent years relative to the private education loan market and education loan servicing. In addition, several states have enacted various state servicing and licensing requirements in 2017 and 2018, including Illinois, Washington, California and Connecticut. We anticipate that these state activities will continue. It is possible that more states will propose or pass similar or different requirements on either holders of education loans or their servicers. Depending on the nature of these laws or rules, they may impose additional or different requirements than Navient faces at the federal level.

Debt Collection Supervision. The CFPB also maintains supervisory authority over larger consumer debt collectors. The CFPB recently updated its regulatory agenda making the likelihood and timing of any new debt collection regulation uncertain. The issuance of the CFPB’s rules does not preempt the various and varied levels of state consumer and collection regulations to which the activities of Navient’s subsidiaries are currently subject. Navient also utilizes third-party debt collectors to collect defaulted and charged-off education loans and will continue to be responsible for oversight of their procedures and controls.

Oversight of Derivatives. The Dodd-Frank Act created a comprehensive new regulatory framework for derivatives transactions, to be implemented by the Commodity Futures Trading Commission (“CFTC”), other prudential regulators and the SEC. This framework, among other things, subjects certain swap participants to new capital and margin requirements, recordkeeping and business conduct standards and imposes registration and regulation of swap dealers and major swap participants. The scope of potential exemptions continues to be defined through agency rulemakings. Even where Navient or a securitization trust sponsored by Navient qualifies for an exemption, many of its derivatives counterparties are subject to capital, margin and business conduct requirements and therefore Navient’s business may be impacted. Where Navient or the securitization trusts it sponsors do not qualify for an exemption, Navient or an existing or future securitization trust sponsored by Navient may be unable to enter into new swaps to hedge interest rate or currency risk or the costs associated with such swaps may increase. With respect to existing securitization trusts, an inability to amend, novate or otherwise materially modify existing swap contracts could result in a downgrade of its outstanding asset-backed securities. As a result, Navient’s business, ability to access the capital markets for financing and costs may be impacted by these regulations.

Other Significant Sources of Regulation

Many aspects of Navient’s businesses are subject to other federal and state regulation and administrative oversight. Some of the most significant of these are described below.

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

Item 1A.   Risk Factors

Navient employs an enterprise risk management philosophy and framework which seeks to identify the most significant risks impacting our business and provides a process for evaluating and quantifying such risks. Our Enterprise Risk and Compliance Committee monitors approved risk limits and thresholds to ensure our businesses are operating within approved risk parameters. Our Risk Appetite Framework segments Navient’s risk across nine risk domains: (1) credit; (2) market; (3) funding and liquidity; (4) compliance; (5) legal; (6) operational; (7) reputational/political; (8) governance; and (9) strategy. The risk factors enumerated in this section are presented in a manner that is consistent with our overall risk framework.

Based on current conditions, we believe that the following list identifies the most significant risk factors that could affect our financial condition, results of operations or cash flows. These risks and risk domains are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or results of operations in future periods or are not identified because they are common to all businesses. In addition, our reaction to material future developments as well as our competitors’ and regulators’ reactions to these developments may affect our future results.

CREDIT RISK.

Economic conditions and the creditworthiness of third parties could have a material adverse effect on Navient’s business, results of operations, financial condition and stock price.

Our success is largely dependent upon the expected future creditworthiness of our customers, especially with respect to our education loans. Our research consistently indicates that borrower unemployment rates and the failure of in-school borrowers to graduate or otherwise complete their education are two of the most significant macroeconomic factors that increase loan delinquencies and defaults. Additionally, modifications to the original repayment terms in the form of loan forbearance, deferment, grace periods and the use of payment modification programs, including income-based repayment programs can individually and cumulatively impact the performance of the Company’s loan portfolios. Modifications to private loans may lower the potential return on investment and may have the related effect of delaying defaults which would otherwise have become apparent in the performance of our portfolios. Therefore, deterioration in the economy could adversely affect the credit quality of our borrowers, resulting in an increased occurrence of defaults and/or requiring more frequent use of these loan modification tools. Higher credit-related losses and weaker credit quality could negatively affect Navient’s business, financial condition and results of operations and limit its funding options, including Navient’s access to the capital markets.

Defaults on education loans held by Navient, particularly Private Education Loans, could adversely affect Navient’s earnings.

FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guarantees generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest upon default and, in limited circumstances, 100 percent of the loan’s principal and accrued interest upon default. Navient is exposed to credit risk on the non-guaranteed portion of the FFELP Loans in its portfolio. Under certain circumstances, if we fail to service FFELP Loans in compliance with HEA we may jeopardize the insurance, guarantees and federal support we receive on these loans. A small percentage of our FFELP Loan portfolio has become permanently uninsured as a result of these regulations and we anticipate this will continue to a limited extent in the future. Under such circumstances, Navient bears the full credit exposure on such previously insured loans.

Navient bears the full credit exposure on the loans in its Consumer Lending portfolio. Navient believes that delinquencies are an important indicator of the potential future credit performance for Private Education Loans. Navient’s delinquencies as a percentage of Private Education Loans in repayment were 5.9 percent at December 31, 2018. For a complete discussion of Navient’s loan delinquencies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition – Private Education Loan Portfolio Performance.”

The evaluation of Navient’s allowance for loan losses is inherently subjective and it requires estimates that may be subject to significant changes. Additionally, GAAP accounting rules can require us to determine allowances for loan losses differently based upon the manner in which we acquired the applicable loan assets. For additional information on our allowance for loan losses, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies and Estimates —Allowance for Loan Losses.” Future defaults could be higher than anticipated due to a variety of factors outside of Navient’s control, such as downturns in the economy, regulatory or operational changes and other unforeseen future trends. According to Company-sponsored independent research, young adults who stopped attending college before earning a degree or certificate are among those most likely to have trouble making payments. Losses on Private Education Loans are also impacted by various risk characteristics that may be specific to individual loans. Loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in which a payment has been made by a customer), underwriting criteria (e.g., credit scores), existence of a cosigner are all factors that can impact the likelihood of default. The type of school may also play a significant role in loan performance. Additionally, general economic and employment conditions, including employment rates for recent college graduates can have a significant impact on loan delinquency and default rates. If actual loan performance is worse than currently estimated, it could materially affect Navient’s estimate of the allowance for loan losses and the related provision for loan losses in Navient’s statements of income and as a result adversely affect Navient’s results of operations.

The FASB has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments — Credit Losses,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to measure and recognize an allowance for loan losses that estimates remaining expected credit losses for financial assets held at the reporting date. This will result in us presenting certain financial assets carried at amortized cost, such as our loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance, which would reduce shareholders’ equity and capital. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us on January 1, 2020. We are currently evaluating the impact the CECL model will have on our allowance for loan losses. We will recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of January 1, 2020 through shareholders’ equity. We have not yet determined the magnitude of the one-time cumulative adjustment upon adoption or the overall impact the new standard will have on our financial condition or results of operations post-adoption.

Our Consumer Lending segment exposes us to credit underwriting risks based upon the credit model we use to forecast loss rates. If we are unable to effectively forecast loss rates, it can materially adversely affect our operating results.

In the fourth quarter of 2017, we acquired Earnest, a leading financial technology and education finance company. Earnest is now one of the leading providers of education refinance loans. In 2019, we intend to re-enter the “in-school” lending market through Earnest. Navient underwrites new Private Education Loans within our Consumer Lending segment based upon our analysis of extensive credit criteria. Criteria reviewed in underwriting Consumer Loans may include any or all of the following: (i) verified employment or offer of employment, income and assets, which are generally verified through connected accounts; (ii) career experience, stability of employment, and specialization; (iii) qualifying credit history, taking into account credit score; (iv) debt to income ratio; (v) demonstrated ability to pay through free cash flow calculations; (vi) attendance at or graduation from an eligible post-secondary school; (vii) savings; and (viii) individual data points gathered from accounts connected in the application process, such as late fees, overdraft fees, and credit card interest. We define free cash flow generally as after-tax monthly income of a borrower minus the sum of rent or mortgage payments, student loan payments and any other fixed expenses of such borrower.

We do not rely on any single factor in making our underwriting decisions. Each of the above factors are reviewed and weighted depending on the individual borrower’s or co-borrower’s circumstances at the time the underwriting decision is made. If our underwriting process does not effectively forecast our losses, our operating results may be materially adversely affected.

MARKET, FUNDING & LIQUIDITY RISK.

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

The transition away from the LIBOR reference rate to an alternate reference rate may create uncertainty in the capital markets and may negatively impact the value of existing LIBOR based financial instruments.

          The London Interbank Offered Rate, or LIBOR, serves as a global benchmark for determining interest rates on commercial and consumer loans, bonds, derivatives and numerous other financial instruments.  LIBOR is the reference rate for most of the Company’s student loans, consumer loans, bonds, ABS, other financing facilities, and derivatives. On July 27, 2017, the Chief Executive Officer of the United Kingdom Financial Conduct Authority (the “FCA”) announced that by the end of 2021, LIBOR would no longer be sustained through the FCA’s efforts to compel banks’ participation in setting the benchmark. The FCA’s intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR using its influence or legal powers beyond that date.  It is possible that the ICE Benchmark Administration Limited (the “IBA”), which took over administration of LIBOR on February 1, 2014, may be willing and able to produce LIBOR reference rates after 2021.  However, at this time, we are unable to predict if LIBOR reference rates will stop being available or when that may occur.  We are also unable to predict whether or when an alternative reference rate will become a standard global benchmark and suitable replacement for LIBOR.  We are therefore unable to predict what the replacement reference rate or rates will be for our existing financial instruments that are currently indexed to LIBOR, the extent to which our assets, liabilities and derivatives will transition to the same replacement reference rate, or the timing of a transition.  Many of our existing assets and financial instruments do not include provisions clearly specifying a method for transitioning from LIBOR to an alternative benchmark rate, and it is not yet known how courts or regulators will view the transition away from LIBOR to an alternative benchmark rate.  As a result, it is difficult to predict the impact that a cessation of LIBOR would have on the value and performance of our existing assets, liabilities or derivatives.  Because a majority of our historical transactions involve financial instruments that reference LIBOR, these uncertainties regarding the possible cessation of LIBOR or their resolution could have a material adverse impact on our funding costs, net interest margin, loan and other asset values, asset-liability management strategies, and other aspects of our business and financial results, as well as on our borrowers, investors and counterparties.

Higher or lower than expected prepayments of loans could change the expected net interest income the Company receives as the holder of the Residual Interests of securitization trusts holding education loans or cause the bonds issued by a securitization trust to be paid at a different speed than originally anticipated. These factors could materially alter our net interest margin or the value of our Residual Interests.

The rate at which borrowers prepay their loans can have a material impact on our net interest margin and the value of our Residual Interests. Prepayment rates and levels are subject to a variety of economic, social, competitive and other factors, including changes in interest rates, availability of alternative financings, regulatory changes affecting the education loan market and the general economy. FFELP Loans and Private Education Loans may be voluntarily prepaid without penalty by the borrower or consolidated with the borrower’s other education loans or non-education loans through refinancing.

FFELP Loans may also be repaid after default by the Guarantors of FFELP Loans. Conversely, borrowers might not choose to prepay their education loans, or the terms of the education loans may be extended as a result of grace periods, deferment periods, income-driven repayment plans or other repayment terms or monthly payment amount modifications agreed to by the servicer, for example. FFELP Loan borrowers may be eligible for various existing income-based repayment programs under which borrowers can qualify for reduced or zero monthly payment or even debt forgiveness after a certain number of years of repayment.

Future initiatives by ED or by Congress to encourage or force consolidation, create additional income-based repayment or debt forgiveness programs or establish other policies and programs could also affect prepayments on education loans. Additionally, additional entrants and the efforts of our competitors in the student loan refinancing market may increase borrower prepayments. These companies specialize in consolidating and refinancing student loans and may have certain advantages including lower cost structures, fewer regulatory constraints and the ability to be highly selective in choosing borrowers who are eligible to refinance. We acquired Earnest in 2017 to participate in this refinancing market and to appeal to “digitally native” borrowers with higher incomes, high credit scores or other favorable credit determinants. We cannot be certain that our acquisition of Earnest or similar acquisitions will reduce the rate at which borrowers prepay their loans.

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

Conversely, when education loans within a securitization trust amortize more slowly than originally contracted, the trust’s pool balance may decline more slowly than the prepayment rate assumed when the trust’s bonds were originally issued, and the bonds may be repaid more slowly than originally anticipated. In these cases, the Company’s net interest income increases and the value of any retained Residual Interest in the trust may increase. In addition, if the prepayment rate is especially slow and certain rights of the sellers or the servicer are not exercised or are insufficient or other action is not taken to counter the slower prepayment rate, the trust’s bonds may not be repaid by their legal final maturity date(s), which could result in an event of default under the underlying securitization agreements. Beginning in 2016, Moody’s and Fitch took final ratings actions on our non-recourse FFELP ABS sponsored by our affiliates due to concerns that trust cash flows may not be sufficient to pay all bonds by the legal final maturity date. For a discussion of the rating agencies actions and the Company’s efforts to mitigate the “legal final maturity” risk, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funding and Liquidity Risk Management.”

Finally, rating agencies may place bonds on watch or change their ratings on (or their ratings methodology for) the bonds issued by a securitization trust, possibly raising or lowering their ratings, based upon these prepayment rates and their perception of the risk posed by those rates to the timing of the trust cash flows. Placing bonds on watch, changing ratings negatively, proposing or making changes to ratings methodology could: (i) affect our liquidity; (ii) impede our access to the securitization markets; (iii) require changes to our securitization structures; (iv) impact our net interest margins; and/or (v) raise or lower the value of our Residual Interests of our future securitization transactions.

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

Navient’s credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity, increase our borrowing costs or limit our access to the capital markets.

As of December 31, 2018, Moody’s, S&P and Fitch rated our long-term unsecured debt below investment grade. In addition, the capital markets for sub-investment grade companies are not as liquid as those involving investment grade entities. These factors have resulted in a higher cost of funds for the Company and have caused our senior unsecured debt to trade with greater volatility.

Our unsecured debt totaled $11.5 billion at December 31, 2018. We utilize the unsecured debt markets to help fund our business and refinance outstanding debt. The amount, type and cost of its funding directly affects the cost of operating its business and growing its assets and is dependent upon outside factors, including its credit rating from rating agencies. There can be no assurance that the Company’s credit ratings will not be reduced further. A reduction in the credit ratings of the Company’s senior unsecured debt could adversely affect Navient’s liquidity, increase its borrowing costs, limit its access to the capital markets and place incremental pressure on its net interest income.

Adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact Navient’s ability to meet its liquidity and funding needs, which could materially and adversely impact its results of operations, cash flow or financial condition.

Navient must effectively manage its liquidity risk. Navient requires liquidity to meet cash requirements such as day-to-day operating expenses, required payments of principal and interest on borrowings, and distributions to stockholders. As of December 31, 2018, a total of $2.9 billion of our unsecured debt will mature before the end of 2020. We expect to fund our ongoing liquidity needs, including the repayment of $0.8 billion of senior unsecured notes that mature in 2019, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($1.1 billion in the year ended December 31, 2018), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional repurchase facilities called “Private Education Loan ABS Repurchase Facilities” to finance the Residual Interests in existing Private Education Loan ABS trusts or issue additional unsecured debt. Navient may maintain too much liquidity, which can be costly, or may be too illiquid, which could result in financial distress during times of financial stress or capital market disruptions.

The interest rate characteristics of Navient’s earning assets do not always match the interest rate characteristics of its funding arrangements, which may have a negative impact on our net interest income and net income.

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

Navient’s use of derivatives to manage interest rate and foreign currency sensitivity exposes it to credit and market risk that could have a material adverse effect on our earnings and liquidity.

Navient strives to maintain an overall strategy that uses derivatives to minimize the economic effect of interest rate and/or foreign currency changes. However, developing an effective strategy for dealing with these movements is complex, and no strategy can completely avoid the risks associated with these fluctuations. For example, our education loan portfolio is subject to prepayment risk that could result in being under- or over-hedged, which could result in material losses. In addition, our use of derivatives in our risk management activities could expose us to mark-to-market losses if interest rates or foreign currencies move in a materially different way than was expected when we entered into the related derivative contracts. As a result, there can be no assurance that hedging activities using derivatives will effectively manage our interest rate or foreign currency sensitivity, have the desired beneficial impact on our results of operations or financial condition or not adversely impact our liquidity and earnings.

Navient’s use of derivatives also exposes us to market risk and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. For example, during 2016, Navient’s net interest margin was negatively impacted by unusually wide variances between one-month and three-month LIBOR. Our Floor Income Contracts and some of the basis swaps we use to manage earnings variability caused by different reset characteristics on interest-earning assets and interest-bearing liabilities do not qualify for hedge accounting treatment. Therefore, the change in fair value, called the “mark-to-market,” of these derivative instruments is included in our statement of income without a corresponding mark-to-market of the economically hedged item. A decline in the fair value of these derivatives could have a material adverse effect on Navient’s reported earnings.

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

Navient’s securitization trusts, which we consolidate on our balance sheet, had $4.5 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2018. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly rated counterparties. A failure by a swap counterparty to perform its obligations could, if the swap has a positive fair value to Navient, materially and adversely affect Navient’s earnings.

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

In particular, the CFPB has authority with respect to Navient’s loan servicing business. It has authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws and examine Navient for compliance. The CFPB also has examination and enforcement authority with respect to various federal consumer financial laws for some providers of consumer financial products and services, including Navient. New rules if implemented, could have a material effect on our loan servicing, Consumer lending or asset recovery business and may result in significant capital expenditures to develop systems that enable us to comply with the new regulations.

The CFPB is authorized to impose monetary penalties, collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB has authority to prevent unfair, deceptive or abusive acts or practices and to ensure that all consumers have access to fair, transparent and competitive markets for consumer financial products and services. The review of products and practices to prevent unfair, deceptive or abusive conduct will be a continuing focus of the CFPB. The ultimate impact of this heightened scrutiny is uncertain, but it has resulted in, and could continue to result in, changes to pricing, practices, products and procedures. It has also resulted in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties.

In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers State Attorneys General and state regulators to bring civil actions to remedy violations of state law. If the CFPB or one or more State Attorneys General or state regulators believe that Navient has violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on Navient or its business. Since the CFPB filed its action against the Company in January of 2017, the Attorneys General of Illinois, Washington, Pennsylvania, Mississippi and California have filed separate actions alleging various violations of state and federal consumer protection laws.

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

In addition to CFPB oversight, Navient’s businesses are also subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection, and is subject to numerous state and federal laws and regulations. Several states have passed or proposed student loan servicing rules or legislation and several other have imposed license requirements. Imposition of new laws, rules or regulations or the failure to comply with these laws and regulations may result in significant costs, including litigation costs, and/or business sanctions including but not limited to termination or non-renewal of contracts.

Expanded regulatory and governmental oversight of Navient’s businesses will increase its costs and risks.

Navient is now, and may be subject in the future, to inquiries and audits from state and federal regulators as well as litigation from private plaintiffs. In recent years, Navient has entered into consent orders and other settlements. Navient has paid fines and penalties or provided monetary and other relief in connection with some of these actions and settlements. We have also enhanced our procedures and controls, expanded the risk and control functions within each line of business, invested in technology and hired additional risk, control and compliance personnel.

If Navient fails to successfully address the requirements of any settlements to which it is currently subject, or more generally fails to effectively enhance its risk and control procedures and processes to meet the heightened expectations of its regulators and other government agencies, it could be required to enter into further orders and settlements, pay additional fines, penalties or judgments, or accept material regulatory restrictions on its businesses, which could adversely affect its operations and, in turn, its financial results.

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

Navient’s enterprise risk management framework seeks to mitigate risk and appropriately balance risk and returns. Navient has established processes and procedures intended to identify, measure, monitor, control and report the types of risk to which it is subject. Navient seeks to monitor and control risk exposure through a framework of policies, procedures, limits and reporting requirements. Management of risks in some cases depends upon the use of analytical and forecasting models. If the models that Navient uses to mitigate these risks are inadequate, it may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that Navient has not appropriately anticipated, identified or mitigated. If Navient’s risk management framework does not effectively identify or mitigate risks, Navient could suffer unexpected losses, and its results of operations, cash flow or financial condition could be materially adversely affected.

We are subject to various legal proceedings and some of these legal proceedings or other contingencies may materially adversely affect our business, financial condition or results from operations.

We are subject to a variety of legal proceedings in virtually every part of our businesses including the legal proceedings described in the Legal Proceedings section of this Annual Report. While we believe we have adopted appropriate legal and risk management and compliance programs, the diverse nature of our operations, including operations of business we have recently acquired, means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time. Some of these legal proceedings or other contingencies may materially adversely affect our business, financial condition or results from operations.

Incorrect estimates and assumptions by management in connection with the preparation of Navient’s consolidated financial statements could adversely affect Navient’s reported assets, liabilities, income, revenue or expenses.

The preparation of Navient’s consolidated financial statements requires management to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, income, revenue or expenses during the reporting periods. Incorrect estimates and assumptions by management could adversely affect Navient’s reported amounts of assets, liabilities, income, revenue and expenses during the reporting periods. If Navient makes incorrect assumptions or estimates, it may under or overstate reported financial results, which could materially and adversely affect its business, financial condition and results of operations.

OPERATIONAL RISKS.

If Navient does not effectively and continually align its cost structure with its business operations, its results of operations and financial condition could be materially adversely affected.

Navient continually needs to align our cost structure with our business operations. The ability to properly size our cost structure is dependent upon a number of variables, including our ability to successfully execute on our business plans and growth initiatives and future legislative or regulatory changes. If we undertake cost reductions based on our business plan, those reductions could be too dramatic and could cause disruptions in our business, reductions in the quality of the services we provide or cause us to fail to comply with applicable regulatory standards. Alternatively, Navient may fail to implement, or be unable to achieve, necessary cost savings commensurate with our business and prospects. In either case, Navient’s business, results of operations and financial condition could be adversely affected.

A failure of the operating systems or infrastructure of Navient could disrupt its business, cause significant losses, result in regulatory action or damage its reputation.

A failure of Navient’s operating systems or infrastructure could disrupt our business. Navient’s business is dependent on its ability to process and monitor large numbers of daily transactions in compliance with contractual, legal and regulatory standards and its own product specifications, both currently and in the future. In May 2018, we reached a strategic agreement with First Data to become the primary provider of technology solutions for servicing Navient’s federal education loans in addition to the technology role they already played with respect to private education loans. We however still maintain the technology solutions for our other lines of business as well as our customer interactive infrastructure. As Navient’s processing demands and loan portfolios change, both in volume and in terms and conditions, Navient’s ability to develop and maintain its operating systems and infrastructure may become increasingly challenging. There is no assurance that Navient has adequately or efficiently developed, maintained, acquired or scaled such systems and infrastructure or will do so in the future.

The servicing, financial, accounting, data processing and other operating systems and facilities that support Navient’s business may fail to operate properly or become disabled as a result of events that are beyond Navient’s control, adversely affecting our ability to timely process transactions. Any such failure could adversely affect Navient’s ability to service its clients and result in financial loss or liability to its clients, disrupt its business, and result in regulatory action or cause reputational damage.

Despite the plans and facilities Navient has in place, our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business. This may include a disruption involving electrical, communications, Internet, transportation or other services used by Navient or third parties with which it conducts business. Notwithstanding efforts to maintain business continuity, a disruptive event impacting Navient’s processing locations could adversely affect its business, financial condition and results of operations.

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

Navient depends on third parties for a wide array of services, systems and information technology applications. Third-party vendors are significantly involved in many aspects of Navient’s software and systems development, servicing systems, the timely transmission of information across its data communication network, and for other telecommunications, processing, remittance and technology-related services in connection with Navient’s servicing or payment services businesses. In addition to technology applications, Navient also utilizes various third-party debt collectors in the collection of defaulted Private Education Loans and in other areas. If a service provider fails to provide the services required or expected, or fails to meet applicable contractual or regulatory requirements such as service levels or compliance with applicable laws, the failure could negatively impact Navient’s business by adversely affecting its ability to process customers’ transactions in a timely and accurate manner, otherwise hampering Navient’s ability to serve its customers, or subjecting Navient to litigation and regulatory risk for matters as diverse as poor vendor oversight or improper release or protection of personal information. Such a failure could also adversely affect the perception of the reliability of Navient’s networks and services and the quality of its brands, which could materially adversely affect Navient’s business and results of operations.

Navient’s work with government clients exposes it to additional risks inherent in the government contracting environment.

Navient’s clients include federal, state and local governmental entities. This work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

•

Government contractors are sometimes affected by the political or budgetary processes of the United States government. Sometimes the political process leads to government shutdown of all parts of the federal government. This can lead to temporary work stoppages or payment delays.

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

Navient’s success is dependent, in large part, on its ability to attract and retain personnel with the knowledge and skills to lead its business. Experienced personnel in its industry are in high demand, and competition for talent is very high. Navient must hire, retain and motivate appropriate numbers of talented people with diverse skills in order to serve its clients, respond quickly to rapid and ongoing technology, industry and macroeconomic developments, and grow and manage its business. As our business evolves, Navient must also hire and retain an increasing number of professionals with different skills and professional expectations than those of the professionals it has historically hired and retained. If Navient is unable to successfully integrate, motivate and retain these professionals, its ability to continue to secure work in those industries and for its services and solutions may suffer.

Our business could be negatively impacted as a result of stockholder activism, including a proxy contest or an unsolicited takeover proposal.

Navient has been and may continue to be the subject of actions taken by activist stockholders. For instance, on February 18, 2019, Navient’s board of directors rejected a non-binding, highly conditional expression of interest by Canyon Capital Advisors LLC (together with certain of its affiliates, “Canyon”) and Platinum Equity Advisors, LLC to acquire all of the outstanding shares of the Company at $12.50 per share in cash. On February 21, 2019, Canyon, which on that date reported beneficial ownership of over 10% of our outstanding common stock, delivered a notice to Navient indicating Canyon’s intent to nominate four director candidates to stand for election as directors at our 2019 annual meeting of stockholders.

While we strive to maintain constructive, ongoing communications with all of our stockholders, and welcome their views and opinions with the goal of enhancing value for all stockholders, we may be subject to actions or proposals from activist stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions may be costly and time-consuming, disrupt Navient’s business and operations, or divert the attention of Navient’s board of directors, management, and employees from the pursuit of Navient’s business strategies. Such activities could interfere with our ability to execute our strategic plan.

Even if we are successful in a proxy contest or in defending against any unsolicited takeover attempt, Navient’s business could be adversely affected by any such proxy contest or unsolicited takeover attempt because:

•

responding to proxy contests and other actions by activist stockholders can be costly (resulting in significant professional fees and proxy solicitation expenses) and time-consuming, disrupting operations and diverting the attention of our board of directors, management and employees;

•

perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or other strategic opportunities, and may make it more difficult to attract and retain qualified personnel and business partners;

•

if individuals are elected or appointed to Navient’s board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders; and

•

if individuals are elected or appointed to our board of directors who do not agree with our strategic plan, the ability of our board of directors to function effectively could be adversely affected, which could in turn adversely affect our business, operating results and financial condition.

Uncertainties related to, or the results of, such actions could cause Navient’s stock price to experience periods of volatility. The occurrence of any of the foregoing events could materially adversely affect Navient’s business.

We cannot predict, and no assurances can be given, as to the outcome or timing of any matters relating to the foregoing actions by stockholders or the ultimate impact on our business, liquidity, financial condition or results of operations, and any of these matters or any further actions by this or other stockholders may impact and result in volatility or stagnation of the price of our stock.

REPUTATIONAL/POLITICAL RISK.

Federal funding constraints and spending policy changes triggered by associated federal spending deadlines and ongoing lawmaker and regulatory efforts to change the student lending sector may result in disruption of federal payments for services Navient provides to the government, which could materially and adversely affect Navient’s business strategy or future business prospects.

Navient receives payments from the federal government on its FFELP Loan portfolio and for other services it provides, including servicing loans under the Direct Student Loan Program (“DSLP”), providing default aversion and contingency collections to ED, and providing performance-based services to the IRS to support its national recovery program. Payments for these services may be affected by various factors, including the following:

•

The Budget Act: The Budget Act enacted on December 26, 2013, Direct Loan Servicing eliminated funding for the Direct Loan servicing performed by not-for-profit servicers. The Budget Act also requires that all servicing funding be provided through the annual appropriations process which is subject to certain limitations. Although the payments for Navient’s DSLP servicing contract are already funded from annual appropriations, the requirement to fund all servicing from the limited appropriated funding could have an effect on our future business in ways the Company cannot predict at this time.

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

ED has also announced its intention to replace the current servicing contracts with various third parties including Navient’s Direct Loan servicing contract. ED has attempted several procurement RFPs for these services. Currently, it is impossible to predict what changes, if any, will result.

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

 Reputational Risk and Social Factors May Impact Our Results and Damage Our Brand.

Negative public opinion or damage to our brand could occur as a result of actual or alleged conduct in any number of activities or circumstances, including lending practices, regulatory compliance, security breaches (including the use and protection of customer information), corporate governance, and sales and marketing, and from actions taken by regulators or other persons in response to such conduct. Such conduct could fall short of our customers’ and the public’s heightened expectations of companies of our size with rigorous data, privacy and compliance practices, and could further harm our reputation. In addition, third parties with whom we have important relationships may take actions over which we have limited control that could negatively impact perceptions about us or the financial services industry. The proliferation of social media may increase the likelihood that negative public opinion from any of the events discussed above will impact our reputation and business.

RISKS ASSOCIATED WITH OUR SPIN-OFF.

In connection with the Spin-Off from SLM BankCo, Navient, SLM Corporation and SLM BankCo entered into various agreements.

The separation and distribution agreement between Navient, SLM Corporation and SLM BankCo provides for, among other things, indemnification obligations designed to make Navient financially responsible for substantially all liabilities that may exist whether incurred prior to or after the Spin-Off, relating to the business activities of SLM Corporation prior to the Spin-Off, other than those arising out of the consumer banking business and expressly assumed by SLM BankCo in the separation and distribution agreement. If Navient is required to indemnify SLM BankCo under the circumstances set forth in the separation and distribution agreement, Navient may be subject to substantial liabilities including liabilities that are accrued, contingent or otherwise and regardless of whether the liabilities were known or unknown at the time of the Spin-Off. SLM BankCo is party to various claims, litigation and legal, regulatory and other proceedings resulting from ordinary business activities relating to its current and former operations. Previous business activities of SLM BankCo, including originations and acquisitions of various classes of consumer loans outside of Sallie Mae Bank, may also result in liability due to future laws, rules, interpretations or court decisions which purport to have retroactive effect, and such liability could be significant. SLM BankCo may also be subject to liabilities related to past activities of acquired businesses. It is inherently difficult, and in some cases impossible, to estimate the probable losses associated with contingent and unknown liabilities of this nature, but future losses may be substantial and may be borne by Navient in accordance with the terms of the separation and distribution agreement.

GOVERNANCE RISK.

Certain provisions of Delaware law and Navient’s amended and restated certificate of incorporation and amended and restated by-laws may prevent or delay an acquisition of Navient, which could decrease the trading price of Navient’s common stock.

Certain provisions of Delaware law and of Navient’s amended and restated certificate of incorporation and second amended and restated by-laws are intended to deter coercive takeover practices and inadequate takeover bids by, among other things, encouraging prospective acquirers to negotiate directly with Navient’s board of directors rather than to attempt a hostile takeover. These provisions include, among others:

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

In the future, stockholders’ percentage ownership in Navient may be diluted as a result of equity issuances for acquisitions, capital market transactions or otherwise, including future equity awards that Navient may grant to its directors, officers and employees. Such awards will have a dilutive effect on Navient’s earnings per share, which could adversely affect the market price of shares of Navient common stock.

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

STRATEGIC RISK.

Acquisitions or strategic investments that Navient pursues may not be successful and could harm its business and financial condition.

Navient’s growth strategy has included making opportunistic acquisitions of, or material investments in, loan portfolios and complementary businesses and products. The Company recently announced it intends to enter the in-school lending market in 2019.

All acquisitions of companies, operations or loan portfolios involve financial risks as well as  operational risks.   There may be additional risks if Navient enters into a line of business in which it has limited experience or which operates in a legal, regulatory or competitive environment with which Navient is not familiar. The expected benefits of acquisitions and investments also may not be realized for various reasons, including the loss of key personnel, customers or vendors. If Navient fails to integrate or realize the expected benefits of its acquisitions or investments, it may lose the return on these acquisitions or investments or incur additional transaction costs, and its business and financial condition may be harmed as a result.

Navient’s businesses operate in competitive environments and could lose market share and revenues if competitors compete more aggressively or effectively.

Navient competes with for-profit and not-for-profit servicing, asset recovery and business processing businesses, many with strong records of performance. Navient competes based on effectiveness and customer service metrics. To the extent its competitors compete aggressively or more effectively than Navient, Navient could lose market share to them or Navient’s service offerings may not prove to be profitable. Our business and financial condition may be harmed as a result.

Legislation passed by Congress in 2010 ended new loan originations under the FFELP program and no new FFELP Loans are being originated, and, as a result, net income on Navient’s existing FFELP Loan portfolio is anticipated to decline over time. Navient may not be able to develop revenue streams to fully replace the declining revenue from FFELP Loans.

In 2010, Congress passed legislation ending the origination of education loans under the FFELP program. Since then, all federal education loans have been originated through the DSLP of the ED. While the 2010 law did not alter or affect the terms and conditions of existing FFELP Loans, it significantly impacted the education loan industry. As a result of this legislation, net income on Navient’s FFELP Loan portfolio is anticipated to decline over time as those existing FFELP Loans are paid down, refinanced or repaid after default.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The following table lists the principal facilities owned by us as of December 31, 2018:

Location	Function	Business Segment(s)	Approximate Square Feet
Fishers, IN(1)	Loan Servicing and Data Center	Federal Education Loans; Consumer Lending; Other	450,000
Wilkes-Barre, PA	Loan Servicing Center	Federal Education Loans; Consumer Lending	133,000
Muncie, IN	Processing Center	Business Processing	75,400
Big Flats, NY	GRC and Pioneer Credit Recovery — Processing Center	Federal Education Loans; Business Processing	60,000
Arcade, NY	Pioneer Credit Recovery — Processing Center	Federal Education Loans; Business Processing	46,000
Perry, NY	Pioneer Credit Recovery — Processing Center	Federal Education Loans; Business Processing	45,000

The following table lists the principal facilities leased by us as of December 31, 2018:

Location	Function	Business Segment(s)	Approximate Square Feet
Hendersonville, TN	Xtend Healthcare — Revenue Cycle Management	Business Processing; Other	92,000
Reston, VA(2)	Administrative Offices	Federal Education Loans; Consumer Lending; Business Processing; Other	90,000
Newark, DE	Operations Center and Administrative Offices	Federal Education Loans; Consumer Lending; Business Processing; Other	86,000
Austin, TX	Gila MSB — Business Processing	Business Processing; Other	55,000
Mason, OH	GRC Headquarters and Processing Center	Business Processing	54,000
Wilmington, DE	Headquarters	Federal Education Loans; Consumer Lending; Business Processing; Other	46,000
San Francisco, CA	Earnest — Loan Originations	Consumer Lending; Other	36,000
Milwaukee, WI	Duncan Solutions — Business Processing	Business Processing; Other	31,000
Moorestown, NJ	Pioneer Credit Recovery —Processing Center	Federal Education Loans; Business Processing	30,000
Guaynabo, PR	Gila MSB Puerto Rico — Business Processing	Business Processing; Other	21,000
Salt Lake City, UT	Earnest — Loan Originations	Consumer Lending; Other	14,000

(1)	Includes some temporary space sublet to First Data in 2018; approximately 38,000 square feet will be sublet to First Data beginning in April 2019.
(2)	Includes approximately 32,000 square feet sublet to Sallie Mae Bank.

None of the facilities that we own is encumbered by a mortgage. We believe that our headquarters, loan servicing centers, data center and other business processing centers are generally adequate to meet our long-term needs and business goals. Our headquarters is currently in leased space at 123 Justison Street, Wilmington, Delaware, 19801.

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

In the ordinary course of our business, the Company and our subsidiaries and affiliates receive information and document requests and investigative demands from State Attorneys General, U.S. Attorneys, legislative committees, individual members of Congress and administrative agencies. These requests may be informational or regulatory in nature and may relate to our business practices, the industries in which we operate, or companies with whom we conduct business. Generally, our practice has been and continues to be to cooperate with these bodies and to be responsive to any such requests.

The number of these inquiries and the volume of related information demands continue to increase and therefore continue to increase the time, costs and resources we must dedicate to timely respond to these requests and may, depending on their outcome, result in payments of restitution, fines and penalties.

Certain Cases

During the first quarter of 2016, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the

U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. The plaintiffs filed their amended and consolidated complaint in September 2016. In September 2017, the Court granted the Navient defendants’ motion and dismissed the complaint in its entirety with leave to amend. The plaintiffs filed a second amended complaint with the court in November 2017 and the Navient defendants filed a motion to dismiss the second amended complaint in January 2018. In January 2019, the Court granted-in-part and denied-in-part the Navient defendants’ motion to dismiss. The Navient defendants deny the allegations and intend to vigorously defend against the allegation in this lawsuit. Additionally, two putative class actions have been filed in the U.S. District Court for the District of New Jersey captioned Eli Pope v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian Lown, and Melvin Gross v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian M. Lown, both of which allege violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These cases were consolidated by the Court in February 2018, the plaintiffs filed a consolidated amended complaint in April 2018 and the Company filed a motion to dismiss in June 2018. The Company has denied the allegations and intends to vigorously defend itself.

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

In January 2017, the Consumer Financial Protection Bureau (the “CFPB”) and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the CFPA, FCRA, FDCPA and various state consumer protection laws. In October 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC (“Solutions”), containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. Additionally, the Attorneys General for the States of California and Mississippi recently initiated similar actions against the Company and certain subsidiaries alleging violations of various state and federal consumer protection laws. In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. As the Company has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. We therefore have denied these allegations and intend to vigorously defend against the allegations in each of these cases. For additional information on these civil actions, please refer to section entitled “Regulatory Matters” below.

At this point in time, the Company is unable to anticipate the timing of a resolution or the impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

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

•	In November 2014, Pioneer received a CID from the CFPB as part of an investigation regarding Pioneer’s activities relating to rehabilitation loans and collection of defaulted student debt.
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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the terms, conditions and limitations set forth in the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. Navient has asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. Navient has no additional reserves related to indemnification matters with SLM BankCo as of December 31, 2018.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. In September 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG in August 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustments to our government billing to reflect the policy determination. In August 2016, we filed our notice of appeal to the Administrative Actions and Appeals Service Group of ED. A hearing was held in April 2017 and a ruling has not yet been issued. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 and does not believe, at this time, that an adverse ruling would have a material effect on the Company as a whole.

Item 4.   Mine Safety Disclosures

N/A

PART II.

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ under the symbol NAVI. As of January 31, 2019, there were 244,507,321 shares of our common stock outstanding and 320 holders of record.

The following table presents the high and low sales prices for Navient’s common stock for each quarter within the two most recent fiscal years.

	Sales Price
	High	Low
2018
1st Quarter (Jan 1 — Mar 31, 2018)	$14.87	$12.60
2nd Quarter (May 1 — Jun 30, 2018)	15.03	12.38
3rd Quarter (Jul 1 — Sep 30, 2018)	14.48	12.91
4th Quarter (Oct 1 — Dec 31, 2018)	13.91	8.23
2017
1st Quarter (Jan 1 — Mar 31, 2017)	$17.05	$13.67
2nd Quarter (May 1 — Jun 30, 2017)	16.97	13.36
3rd Quarter (Jul 1 — Sep 30, 2017)	16.93	13.09
4th Quarter (Oct 1 — Dec 31, 2017)	15.10	11.48

We paid quarterly cash dividends on our common stock of $0.16 per share for each quarter of 2017 and 2018.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of shares of our common stock in the three months ended December 31, 2018.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
Oct 1 – Oct 31, 2018	2.8	$12.51	2.8	$520
Nov 1 – Nov 30, 2018	5.6	11.94	5.5	$460
Dec 1 – Dec 31, 2018	2.3	10.67	2.3	$440
Total fourth quarter	10.7	$11.81	10.6

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	In September 2018, our board of directors authorized us to purchase up to $500 million of shares of our common stock.

Stock Performance

The following performance graph compares the monthly dollar change in our cumulative total shareholder return on our common stock to that of the S&P 400 Financials and the S&P Midcap 400 Index following the Spin-Off on April 30, 2014. The graph assumes a base investment of $100 at May 1, 2014 and reinvestment of dividends through December 31, 2018.

Cumulative Total Stockholder Return since Spin-Off

Company/Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Navient Corporation	$130.4	$72.1	$108.3	$92.0	$64.0
S&P 400 Financials	110.8	116.5	151.2	172.2	144.7
S&P Midcap 400 Index	108.0	105.6	127.5	148.2	131.8

Source: Bloomberg Total Return Analysis

Item 6.   Selected Financial Data.

Selected Financial Data 2014-2018

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

	2018	2017	2016	2015	2014
Operating Data:
Net interest income	$1,240	$1,412	$1,705	$2,221	$2,667
Net income:
Continuing operations, net of tax	$395	$292	$681	$983	$1,137
Discontinued operations, net of tax	—	—	—	1	—
Net income (loss)(1)	$395	$292	$681	$984	$1,137
Basic earnings (loss) per common share:
Continuing operations	$1.52	$1.06	$2.15	$2.62	$2.71
Discontinued operations	—	—	—	—	—
Total(1)	$1.52	$1.06	$2.15	$2.62	$2.71
Diluted earnings (loss) per common share:
Continuing operations	$1.49	$1.04	$2.12	$2.58	$2.66
Discontinued operations	—	—	—	—	—
Total(1)	$1.49	$1.04	$2.12	$2.58	$2.66
Dividends per common share	$.64	$.64	$.64	$.64	$.60
Return on common stockholders’ equity	11%	8%	18%	25%	26%
Net interest margin	1.17	1.24	1.38	1.64	1.89
Return on assets	.37	.26	.55	.73	.80
Dividend payout ratio	43	62	30	25	23
Average equity/average assets	3.34	3.04	2.90	2.82	3.12
Balance Sheet Data:
Education loans, net	$94,498	$105,122	$111,070	$122,796	$134,241
Total assets	104,176	114,991	121,136	134,046	146,299
Total borrowings	98,941	109,783	114,702	127,403	139,529
Total Navient Corporation stockholders’ equity	3,519	3,454	3,699	3,909	4,144
Book value per common share	14.22	13.13	12.72	11.22	10.32

(1)

Results include $208 million reduction to our deferred tax asset (“DTA Remeasurement Loss”) recorded in 2017 due to the “Tax Cuts and Jobs Act” (“TCJA”). See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Financial Measures – Income Tax Expense” for further discussion.

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

Selected Historical Financial Information and Ratios

	Years Ended December 31,
(In millions, except per share data)	2018	2017	2016
GAAP Basis
Net income(1)	$395	$292	$681
Diluted earnings per common share(1)	$1.49	$1.04	$2.12
Weighted average shares used to compute diluted earnings per share	264	281	322
Net interest margin, Federal Education Loans segment	.73%	.81%	.98%
Net interest margin, Consumer Lending segment	3.32%	3.38%	3.36%
Return on assets	.37%	.26%	.55%
Ending FFELP Loans, net	$72,253	$81,703	$87,730
Ending Private Education Loans, net	22,245	23,419	23,340
Ending total education loans, net	$94,498	$105,122	$111,070
Average FFELP Loans	$76,971	$84,989	$92,497
Average Private Education Loans	23,281	23,762	25,361
Average total education loans	$100,252	$108,751	$117,858
Core Earnings Basis(2)
Net income(1)	$519	$251	$587
Diluted earnings per common share(1)	$1.96	$.89	$1.82
Adjusted diluted earnings per common share(3)	$2.09	$1.79	$1.86
Weighted average shares used to compute diluted earnings per share	264	281	322
Net interest margin, Federal Education Loans segment	.83%	.79%	.86%
Net interest margin, Consumer Lending segment	3.24%	3.33%	3.41%
Return on assets	.49%	.22%	.48%
Ending FFELP Loans, net	$72,253	$81,703	$87,730
Ending Private Education Loans, net	22,245	23,419	23,340
Ending total education loans, net	$94,498	$105,122	$111,070
Average FFELP Loans	$76,971	$84,989	$92,497
Average Private Education Loans	23,281	23,762	25,361
Average total education loans	$100,252	$108,751	$117,858

(1)

Results include a $208 million and $224 million DTA Remeasurement Loss in 2017 on a GAAP and Core Earnings basis, respectively, in connection with the enactment of the TCJA in December 2017. See “Key Financial Measures – Income Tax Expense” for further discussion.

(2)	Core Earnings are non-GAAP financial measures. For an explanation and reconciliation of Core Earnings, see the section titled “Non-GAAP Financial Measures – Core Earnings.”
(3)

Adjusted diluted Core Earnings per share excludes (1) $42 million, $43 million and $17 million of restructuring and regulatory-related expenses in 2018, 2017 and 2016, respectively, and (2) the $224 million DTA Remeasurement Loss in 2017.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the year ended December 31, 2018. We monitor and assess our ongoing operations and results based on the following four reportable operating segments: Federal Education Loans, Consumer Lending, Business Processing and Other.

Federal Education Loans Segment

In this segment, Navient holds and acquires FFELP Loans and performs servicing and asset recovery services on its own loan portfolio, federal education loans owned by ED and other institutions. Although FFELP Loans are no longer originated, we continue to pursue acquisitions of FFELP Loan portfolios as well as servicing and asset recovery services contracts. These acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the FFELP Loan portfolio (after provision for loan losses) as well as servicing and asset recovery services revenue. This segment is expected to generate significant amounts of earnings and cash flow over the remaining life of the portfolio.

Consumer Lending Segment

In this segment, Navient holds, originates and acquires consumer loans and performs servicing activities on its own education loan portfolio. Originations and acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow over the remaining life of the portfolio.

Business Processing Segment

In this segment, Navient performs revenue cycle management and business processing services for over 600 non-education related government and healthcare clients. Our integrated solutions technology and superior data driven approach allows state governments, agencies, court systems, municipalities, and toll authorities (Government Services) to reduce their operating expenses while maximizing revenue opportunities. Healthcare services include revenue cycle outsourcing, accounts receivable management, extended business office support and consulting engagements. We offer customizable solutions for our clients that include non-profit/religious-affiliated hospital systems, teaching hospitals, urban medical centers, for-profit healthcare systems, critical access hospitals, children’s hospitals and large physician groups.

Other

This segment primarily consists of our corporate liquidity portfolio and the repurchase of debt, unallocated expenses of shared services, restructuring/other reorganization expenses, and the deferred tax asset remeasurement loss recognized due to the enactment of the TCJA in the fourth quarter of 2017.

Unallocated expenses of shared services are comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related costs, stock-based compensation expense, and information technology costs related to infrastructure and operations. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with regulatory matters.

Key Financial Measures

Our operating results are primarily driven by net interest income, provisions for loan losses and expenses incurred in our education loan portfolios; the revenues and expenses generated by our servicing, asset recovery and business processing businesses; gains and losses on loan sales and debt repurchases; and income tax expense. A brief summary of our key financial measures is listed below.

Net Interest Income

The most significant portion of our earnings is generated by the spread earned between the interest income we receive on assets in our education loan portfolios and the interest expense on debt funding these loans. We report these earnings as net interest income. Net interest income in our Federal Education Loans and Consumer Lending segments are driven by significantly different factors.

Federal Education Loans Segment

Net interest income on the FFELP Loans will be the primary source of net income generated by this segment. We expect this portfolio to have an amortization period in excess of 20 years with a 7-year remaining weighted average life. Interest earned on our FFELP Loans is primarily indexed to daily one-month LIBOR and our cost of funds is primarily indexed to rates other than daily one-month LIBOR, creating the possibility of basis and repricing risk related to these assets. The Federal Education Loans segment’s Core Earnings net interest margin was 0.83 percent in 2018 compared with 0.79 percent in 2017. At December 31, 2018, 87 percent of our FFELP Loan portfolio was funded to term with non-recourse, long-term securitization debt. As of December 31, 2018, we had $72.3 billion of FFELP Loans outstanding, compared with $81.7 billion outstanding at December 31, 2017.

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

Consumer Lending Segment

Net interest income on the Private Education Loans will be the primary source of net income generated by this segment. We expect this portfolio to have an amortization period in excess of 20 years with a 5-year remaining weighted average life. Interest earned on our Private Education Refinance Loans is generally fixed rate with the related cost of funds generally fixed rate as well. Interest earned on the remaining Private Education Loans is generally indexed to either Prime or one-month LIBOR rates and our cost of funds is primarily indexed to one-month or three-month LIBOR, creating the possibility of basis and repricing risk related to these assets. The Consumer Lending segment’s Core Earnings net interest margin was 3.24 percent in 2018 compared with 3.33 percent in 2017. At December 31, 2018, 57 percent of our Private Education Loan portfolio was funded to term with non-recourse, long-term securitization debt. As of December 31, 2018, we had $22.2 billion of Private Education Loans outstanding, compared with $23.4 billion outstanding at December 31, 2017.

Provisions for Loan Losses

Management estimates and maintains an allowance for loan losses at a level sufficient to cover charge-offs expected over the next two years, plus an additional allowance to cover life-of-loan expected losses for loans classified as a troubled debt restructuring (“TDR”). The provision for loan losses increases the related allowance for loan losses. Generally, the provision for loan losses rises when future charge-offs are expected to increase and falls when future charge-offs are expected to decline. Our loss exposure and resulting provision for loan losses is relatively small for FFELP Loans because we generally bear a maximum of 3 percent loss exposure on defaults. We bear the full credit exposure on our Private Education Loans. Our provision for FFELP Loan losses in our Federal Education Loans segment was $70 million in 2018 compared with $42 million in 2017. Losses in our Consumer Lending segment are determined by risk characteristics, such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months a payment has been made by a customer), underwriting criteria (e.g., credit scores), existence of a cosigner and the current economic environment. Our provision for Private Education Loan losses in our Consumer Lending segment was $299 million in 2018 compared with $382 million in 2017.

Charge-Offs and Delinquencies

When we conclude a loan is uncollectible, the unrecoverable portion of the loan is charged against the allowance for loan losses in the applicable segment. Charge-off data provides relevant information with respect to the performance of our loan portfolios. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency. The Consumer Lending segment’s charge-offs, excluding the $32 million of charge-offs on the receivable for partially charged-off loans that occurred as a result of changing the charge-off rate on defaulted loans from 79 percent to 80.5 percent in third-quarter 2018, decreased to $371 million in 2018, down $72 million from $443 million in 2017. Delinquencies are a very important indicator of the potential future credit performance. Private Education Loan delinquencies decreased to $1.3 billion in 2018, down $38 million from 2017.

The Federal Education Loans segment’s delinquencies decreased to $6.1 billion in 2018, down $2.5 billion from 2017. Charge-offs increased to $54 million in 2018 compared with $49 million in 2017.

Servicing, Asset Recovery and Business Processing Revenues

We earn servicing revenues from servicing education loans which is primarily driven by the underlying volume of loans we are servicing on behalf of others. We earn asset recovery revenue primarily related to default aversion and post-default collection work we perform on education loans and on various receivables on behalf of our federal, state, court and municipal clients. The fees we recognize are primarily driven by our success in collecting or rehabilitating defaulted or delinquent loans and receivables. We also earn business processing revenue related to transaction processing we perform on behalf of our municipal, public authority and healthcare clients. The fees we recognize are primarily driven by the number of transactions processed.

Other Income / (Loss)

In managing our loan portfolios and funding sources, we periodically engage in sales of loans and the repurchase of our outstanding debt. In each case, depending on market conditions, we may incur gains or losses from these transactions that affect our results from operations.

Operating Expenses

The operating expenses reported for our Federal Education Loans, Consumer Lending and Business Processing segments are those that are directly attributable to the generation of revenues by those segments. We include unallocated shared services expenses as well as restructuring/other reorganization costs in our Other segment. Unallocated shared services expenses primarily include executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related costs and stock-based compensation expense and certain information technology costs related to infrastructure and operations. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with regulatory matters.

Income Tax Expense

The TCJA, enacted on December 22, 2017, made significant changes to all aspects of income taxation, including a reduction to the corporate federal statutory tax rate.  GAAP requires the effects of the TCJA to be recognized in the period the law is enacted, even though the effective date of the law for most provisions is January 1, 2018.  The primary impact to us is the reduction to the corporate federal statutory tax rate from 35 percent to 21 percent as of January 1, 2018.  This rate reduction required us to remeasure our deferred tax asset at December 31, 2017, at the 21 percent corporate federal statutory tax rate and resulted in a DTA Remeasurement Loss of $208 million for GAAP and $224 million for Core Earnings, which is reflected as incremental income tax expense in 2017.  This non-cash remeasurement adjustment is included in the Other segment.  Income tax expense in 2018 was significantly benefitted as our corporate federal statutory tax rate was 21 percent compared to 35 percent in previous years.

Core Earnings

We report financial results on a GAAP basis and also present certain Core Earnings performance measures. Our management, equity investors, credit rating agencies and debt capital providers use these Core Earnings measures to monitor our business performance. Core Earnings is the basis in which we prepare our segment disclosures as required by GAAP under ASC 280, “Segment Reporting” (see “Note 16 — Segment Reporting”). For a full explanation of the contents and limitations of Core Earnings, see the section titled “Non-GAAP Financial Measures — Core Earnings” of this Item 7.

2018 Summary of Results

2018 GAAP net income was $395 million ($1.49 diluted earnings per share), versus net income of $292 million ($1.04 diluted earnings per share) in the prior year. The changes in GAAP net income are impacted by the same Core Earnings items discussed below, as well as changes in net income attributable to (1) mark-to-market gains/losses on derivatives and (2) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP but are not included in Core Earnings results. In 2018, GAAP results included losses of $90 million from derivative accounting treatment that are excluded from Core Earnings results, compared with gains of $45 million in the prior year. See “Non-GAAP Financial Measures – Core Earnings” for a complete reconciliation between GAAP net income and Core Earnings.

Core Earnings for the year were $519 million ($1.96 diluted Core Earnings per share), compared with $251 million ($0.89 diluted Core Earnings per share) for 2017. Full-year 2018 and 2017 adjusted diluted Core Earnings per share were $2.09 and $1.79, respectively (excludes restructuring and regulatory-related expenses of $42 million and $43 million, respectively, and the $224 million DTA Remeasurement Loss recorded in 2017 due to the TCJA). This increase in adjusted earnings per share was primarily due to a reduction in income tax expense due to the TCJA.

Highlights of 2018 include:

•	closed on a strategic agreement with First Data related to Navient’s student loan technology platform creating a more effective long-term variable cost structure for the business;
•	FFELP Loan delinquency rate at lowest level in over 10 years;
•	contingent collections receivables inventory in our Federal Education Loans segment increased $13.3 billion, or 89 percent, from 2017 as a result of new placements;
•	originated $2.8 billion of Private Education Refinance Loans;
•	Private Education Loan provision declined $83 million;
•	business processing fee revenue increased 26 percent to $267 million from 2017;
•	contingent collections receivables inventory in our Business Processing segment increased 26 percent to $14.4 billion from 2017 as a result of new placements;
•	repurchased 17.4 million common shares for $220 million;
•	authorized $500 million to be utilized in a new share repurchase program, with $440 million repurchase program outstanding at year-end;
•	paid $166 million in common dividends;
•	the tangible net asset ratio was 1.25x at December 31, 2018;
•	issued $4.0 billion of FFELP asset-backed securities (“ABS”), $3.0 billion of Private Education Loan ABS and $500 million of unsecured debt; and
•	retired $3.0 billion of senior unsecured debt.

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

GAAP Consolidated Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
(Dollars in millions, except per share amounts)	2018	2017	2016	$	%	$	%
Interest income
FFELP Loans	$3,027	$2,693	$2,528	$334	12%	$165	7%
Private Education Loans	1,778	1,634	1,587	144	9	47	3
Other loans	6	13	9	(7)	(54)	4	44
Cash and investments	97	43	22	54	126	21	95
Total interest income	4,908	4,383	4,146	525	12	237	6
Total interest expense	3,668	2,971	2,441	697	23	530	22
Net interest income	1,240	1,412	1,705	(172)	(12)	(293)	(17)
Less: provisions for loan losses	370	426	429	(56)	(13)	(3)	(1)
Net interest income after provisions for loan losses	870	986	1,276	(116)	(12)	(290)	(23)
Other income (loss):
Servicing revenue	274	290	304	(16)	(6)	(14)	(5)
Asset recovery and business processing revenue	430	475	390	(45)	(9)	85	22
Other income	17	9	7	8	89	2	29
Gains on sales of loans and investments	—	3	—	(3)	(100)	3	100
Gains (losses) on debt repurchases	19	(3)	1	22	(733)	(4)	(400)
Gains (losses) on derivative and hedging activities, net	(38)	22	117	(60)	(273)	(95)	(81)
Total other income	702	796	819	(94)	(12)	(23)	(3)
Expenses:
Operating expenses	984	966	951	18	2	15	2
Goodwill and acquired intangible assets impairment and amortization expense	47	23	36	24	104	(13)	(36)
Restructuring/other reorganization expenses	13	29	—	(16)	(55)	29	100
Total expenses	1,044	1,018	987	26	3	31	3
Income from continuing operations, before income tax expense	528	764	1,108	(236)	(31)	(344)	(31)
Income tax expense	133	472	427	(339)	(72)	45	11
Net income	$395	$292	$681	$103	35%	$(389)	(57)%
Basic earnings per common share	$1.52	$1.06	$2.15	$.46	43%	$(1.09)	(51)%
Diluted earnings per common share	$1.49	$1.04	$2.12	$.45	43%	$(1.08)	(51)%
Dividends per common share	$.64	$.64	$.64	$—	—%	$—	—%

Consolidated Earnings Summary — GAAP basis

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Net income was $395 million, or $1.49 diluted earnings per common share, compared with net income of $292 million, or $1.04 diluted earnings per common share, for the year-ago period.

The primary contributors to the increase in net income are as follows:

•

Net interest income decreased by $172 million, primarily as a result of the natural paydown of the education loan portfolio, as well as to a decline in the net interest margin. The decline in the net interest margin was primarily due to a reduction in floor income on the FFELP Loans due to an increase in interest rates.

•	Provisions for loan losses decreased $56 million as a result of:
○

The provision for Private Education Loan losses declined $83 million from 2017. As a result of the expiration of the temporary natural disaster forbearances granted at the end of 2017 and beginning of 2018, loan delinquencies greater than 90-days increased by $17 million and forbearances decreased by $219 million compared with the year-ago period, all as expected. Charge-offs decreased by $72 million, excluding the $32 million related to a change in the portion of the loan amount charged off at default (see “Reportable Segment Earnings Summary – Core Earnings Basis – Consumer Lending Segment – Private Education Loan Provision for Loan Losses” for further discussion). Outstanding Private Education Loans decreased $1.2 billion from the year-ago period. These factors along with the continued improvement in the portfolio’s performance, resulted in the $83 million decrease in provision.

○

The provision for FFELP Loan losses was $70 million, up $28 million from 2017 due to a higher temporary charge-off estimate over the second-half of 2018 and first-half of 2019 as a result of an elevated use of disaster forbearance at the end of 2017 and other factors.

•

Asset recovery and business processing revenue decreased $45 million primarily due to the third-quarter 2017 recognition of $47 million of previously deferred asset recovery revenue, net of a reserve, related to a terminated contract.

•

Net gains on debt repurchases increased by $22 million. We repurchased $2.8 billion of debt in 2018 compared to $513 million repurchased in 2017. Debt repurchase activity fluctuates based on market fundamentals and our liability management strategy. As a result, gains or losses on our debt repurchase activity may vary in the future periods.

•

Net gains on derivative and hedging activities decreased $60 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

Excluding regulatory-related costs of $29 million and $14 million, respectively, operating expenses were $955 million and $952 million in 2018 and 2017, respectively. On an adjusted basis, expenses were $103 million lower primarily as a result of ongoing cost-saving initiatives across the Company. To make the current year’s expense comparable to the year-ago period, adjusted expenses exclude $70 million of operating cost increase from 2017 to 2018 related to Duncan Solutions (acquired in July 2017) and to Earnest (acquired in November 2017), a $9 million one-time fee paid in 2018 to convert $3 billion of Private Education Loans from a third-party servicer to Navient’s servicing platform, $51 million in connection with the adoption of a new revenue recognition accounting standard on January 1, 2018 (see below for further discussion), $16 million of costs in connection with the 2018 First Data transition services agreement and the release of a $40 million contingency reserve in 2018 related to the resolution of a contingency.

•

During 2018 and 2017, the Company incurred $13 million and $29 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were due primarily to severance-related costs.

•

Acquired intangible asset impairment and amortization expense increased $24 million primarily as a result of the termination of a Toll Services Contract in the third-quarter 2018 in our government services reporting unit, which resulted in $16 million of impairment on the related intangible asset.

•

The effective income tax rate decreased from 62 percent for 2017 to 25 percent for 2018 primarily due to the TCJA. The TCJA resulted in the corporate federal statutory tax rate decreasing from 35 percent to 21 percent between the periods which also caused a $208 million reduction to our deferred tax asset which is reflected as incremental tax expense in fourth-quarter 2017.

We repurchased 17.4 million and 29.6 million shares of our common stock during 2018 and 2017, respectively. As a result, our average outstanding diluted shares decreased by 17 million common shares (or 6 percent) from the year-ago period.

As of January 1, 2018, we adopted Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers.” We determined there was no material change in the timing of our recognition of our asset recovery and business processing revenue or expenses and we did not record a cumulative adjustment as of January 1, 2018, as a result of the adoption of ASC 606. We recognized $8 million of revenue and $5 million of expenses in 2018 related to a contract in our Business Processing segment that would not have been recognized under the prior accounting standard until 2019.

The new guidance does not apply to financial instruments and transfers and servicing that are accounted for under other GAAP. Accordingly, the new revenue recognition guidance does not have an impact on our recognition of revenue and costs associated with our loan portfolios, investments, derivatives and servicing contracts. However, we considered the ASC 606 principal versus agent guidance with respect to certain asset recovery guarantor servicing contracts pursuant to which we serve in a portfolio management role and use third-party collection agencies. We determined that we are required under the new accounting standard to reflect the revenue earned and paid to third-party collection agencies as revenue and operating expense. Under the prior accounting standards, we netted payments to third-party collection agencies against revenue. We adopted the new accounting standard using the “cumulative effect transition adjustment” which results in prospectively making this change in 2018. This change in accounting policy resulted in both asset recovery revenue and operating expense in the Federal Education Loan segment being $46 million higher in 2018 with no impact on net income.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

For the year ended December 31, 2017, net income was $292 million, or $1.04 diluted earnings per common share, compared with net income of $681 million, or $2.12 diluted earnings per common share, for the year ended December 31, 2016.

The primary contributors to the decrease in net income are as follows:

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

•

In 2017 and 2016, we recorded regulatory-related costs of $14 million and $17 million, respectively. Excluding these regulatory-related costs, operating expenses were $952 million, an $18 million increase from 2016. The increase was primarily due to a $30 million increase in operating costs related to Duncan Solutions (acquired in July 2017) and to Earnest (acquired in November 2017). This was partially offset by a $12 million reduction in operating costs primarily as a result of ongoing cost-saving initiatives across the Company.

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

Non-GAAP Financial Measures

In addition to financial results reported on a GAAP basis, Navient also provides certain performance measures which are non-GAAP financial measures.  The following non-GAAP financial measures are presented within this Form 10-K: (1) Core Earnings, (2) Tangible Net Asset Ratio and (3) EBITDA for the Business Processing segment.

1.   Core Earnings

We prepare financial statements and present financial results in accordance with GAAP. However, we also evaluate our business segments and present financial results on a basis that differs from GAAP. We refer to this different basis of presentation as Core Earnings. We provide this Core Earnings basis of presentation on a consolidated basis and for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also refer to this information in our presentations with credit rating agencies, lenders and investors. Because our Core Earnings basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide Core Earnings disclosure in the notes to our consolidated financial statements for our business segments.

Core Earnings are not a substitute for reported results under GAAP. We use Core Earnings to manage our business segments because Core Earnings reflect adjustments to GAAP financial results for two items, discussed below, that can create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that Core Earnings provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the two items we remove to result in our Core Earnings presentations are:

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

The following tables show Core Earnings for each reportable segment and our business as a whole along with the adjustments made to the income/expense items to reconcile the amounts to our reported GAAP results as required by GAAP and reported in “Note 16 — Segment Reporting.”

	Year Ended December 31, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$3,080	$1,778	$—	$—	$4,858	$17	$(70)	$(53)	$4,805
Other loans	4	2	—	—	6	—	—	—	6
Cash and investments	46	13	—	38	97	—	—	—	97
Total interest income	3,130	1,793	—	38	4,961	17	(70)	(53)	4,908
Total interest expense	2,467	1,013	—	192	3,672	8	(12)	(4)	3,668
Net interest income (loss)	663	780	—	(154)	1,289	9	(58)	(49)	1,240
Less: provisions for loan losses	70	300	—	—	370	—	—	—	370
Net interest income (loss) after provisions for loan losses	593	480	—	(154)	919	9	(58)	(49)	870
Other income (loss):
Servicing revenue	262	12	—	—	274	—	—	—	274
Asset recovery and business processing revenue	163	—	267	—	430	—	—	—	430
Other income (loss)	24	—	—	6	30	(22)	(29)	(51)	(21)
Gains on debt repurchases	—	—	—	9	9	13	(3)	10	19
Total other income (loss)	449	12	267	15	743	(9)	(32)	(41)	702
Expenses:
Direct operating expenses	298	169	229	—	696	—	—	—	696
Unallocated shared services expenses	—	—	—	288	288	—	—	—	288
Operating expenses	298	169	229	288	984	—	—	—	984
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	47	47	47
Restructuring/other reorganization expenses	—	—	—	13	13	—	—	—	13
Total expenses	298	169	229	301	997	—	47	47	1,044
Income (loss) before income tax expense (benefit)	744	323	38	(440)	665	—	(137)	(137)	528
Income tax expense (benefit)(2)	164	71	8	(97)	146	—	(13)	(13)	133
Net income (loss)	$580	$252	$30	$(343)	$519	$—	$(124)	$(124)	$395

(1)	Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(49)	$—	$(49)
Total other income (loss)	(41)	—	(41)
Goodwill and acquired intangible asset impairment and amortization	—	47	47
Total Core Earnings adjustments to GAAP	$(90)	$(47)	(137)
Income tax expense (benefit)			(13)
Net income (loss)			$(124)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2017
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$2,679	$1,634	$—	$—	$4,313	$69	$(55)	$14	$4,327
Other loans	13	—	—	—	13	—	—	—	13
Cash and investments	29	5	—	9	43	—	—	—	43
Total interest income	2,721	1,639	—	9	4,369	69	(55)	14	4,383
Total interest expense	2,022	825	—	143	2,990	(8)	(11)	(19)	2,971
Net interest income (loss)	699	814	—	(134)	1,379	77	(44)	33	1,412
Less: provisions for loan losses	44	382	—	—	426	—	—	—	426
Net interest income (loss) after provisions for loan losses	655	432	—	(134)	953	77	(44)	33	986
Other income (loss):
Servicing revenue	280	10	—	—	290	—	—	—	290
Asset recovery and business processing revenue	263	—	212	—	475	—	—	—	475
Other income (loss)	3	—	—	16	19	(77)	89	12	31
Gains on sales of loans and investments	3	—	—	—	3	—	—	—	3
Losses on debt repurchases	—	—	—	(3)	(3)	—	—	—	(3)
Total other income (loss)	549	10	212	13	784	(77)	89	12	796
Expenses:
Direct operating expenses	316	156	187	—	659	—	—	—	659
Unallocated shared services expenses	—	—	—	307	307	—	—	—	307
Operating expenses	316	156	187	307	966	—	—	—	966
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	23	23	23
Restructuring/other reorganization expenses	—	—	—	29	29	—	—	—	29
Total expenses	316	156	187	336	995	—	23	23	1,018
Income (loss) before income tax expense (benefit)	888	286	25	(457)	742	—	22	22	764
Income tax expense (benefit)(2)	321	103	9	58	491	—	(19)	(19)	472
Net income (loss)	$567	$183	$16	$(515)	$251	$—	$41	$41	$292

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$33	$—	$33
Total other income (loss)	12	—	12
Goodwill and acquired intangible asset impairment and amortization	—	23	23
Total Core Earnings adjustments to GAAP	$45	$(23)	22
Income tax expense (benefit)			(19)
Net income (loss)			$41

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment with the impact of the DTA Remeasurement Loss included in the Other segment.

	Year Ended December 31, 2016
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$2,395	$1,587	$—	$—	$3,982	$247	$(114)	$133	$4,115
Other loans	9	—	—	—	9	—	—	—	9
Cash and investments	16	2	—	4	22	—	—	—	22
Total interest income	2,420	1,589	—	4	4,013	247	(114)	133	4,146
Total interest expense	1,597	704	—	109	2,410	31	—	31	2,441
Net interest income (loss)	823	885	—	(105)	1,603	216	(114)	102	1,705
Less: provisions for loan losses	46	383	—	—	429	—	—	—	429
Net interest income (loss) after provisions for loan losses	777	502	—	(105)	1,174	216	(114)	102	1,276
Other income (loss):
Servicing revenue	289	15	—	—	304	—	—	—	304
Asset recovery and business processing revenue	216	—	174	—	390	—	—	—	390
Other income (loss)	—	—	—	14	14	(216)	326	110	124
Gains on debt repurchases	—	—	—	1	1	—	—	—	1
Total other income (loss)	505	15	174	15	709	(216)	326	110	819
Expenses:
Direct operating expenses	366	149	149	—	664	—	—	—	664
Unallocated shared services expenses	—	—	—	287	287	—	—	—	287
Operating expenses	366	149	149	287	951	—	—	—	951
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	36	36	36
Restructuring/other reorganization expenses	—	—	—	—	—	—	—	—	—
Total expenses	366	149	149	287	951	—	36	36	987
Income (loss) before income tax expense (benefit)	916	368	25	(377)	932	—	176	176	1,108
Income tax expense (benefit)(2)	338	137	9	(139)	345	—	82	82	427
Net income (loss)	$578	$231	$16	$(238)	$587	$—	$94	$94	$681

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2016
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$102	$—	$102
Total other income (loss)	110	—	110
Goodwill and acquired intangible asset impairment and amortization	—	36	36
Total Core Earnings adjustments to GAAP	$212	$(36)	176
Income tax expense (benefit)			82
Net income (loss)			$94
(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Core Earnings net income	$519	$251	$587
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	(90)	45	212
Net impact of goodwill and acquired intangible assets	(47)	(23)	(36)
Net income tax effect	13	19	(82)
Total Core Earnings adjustments to GAAP	(124)	41	94
GAAP net income	$395	$292	$681

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Core Earnings derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$(38)	$22	$117
Plus: Settlements on derivative and hedging activities, net(1)	22	77	216
Mark-to-market gains (losses) on derivative and hedging activities, net(2)	(16)	99	333
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	(70)	(55)	(114)
Other derivative accounting adjustments(3)	(4)	1	(7)
Total net impact of derivative accounting	$(90)	$45	$212

(1)	See “Reclassification of Settlements on Derivative and Hedging Activities” below for a detailed breakdown of these components.
(2)	“Mark-to-market gains (losses) on derivative and hedging activities, net” is comprised of the following:

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Floor Income Contracts	$32	$150	$297
Basis swaps	28	(6)	2
Foreign currency hedges	(82)	(25)	40
Other	6	(20)	(6)
Total mark-to-market gains (losses) on derivative and hedging activities, net	$(16)	$99	$333

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

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(17)	$(69)	$(247)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	8	(8)	31
Net realized gains (losses) on terminated derivative contracts reclassified to other income	(13)	—	—
Total reclassifications of settlements on derivative and hedging activities	$(22)	$(77)	$(216)

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of December 31, 2018, derivative accounting has decreased GAAP equity by approximately $34 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Beginning impact of derivative accounting on GAAP equity	$5	$(90)	$(281)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	(39)	95	191
Ending impact of derivative accounting on GAAP equity	$(34)	$5	$(90)

(1)	Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Total pre-tax net impact of derivative accounting recognized in net income(a)	$(90)	$45	$212
Tax and other impacts of derivative accounting adjustments	12	(5)	(78)
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	39	55	57
Net impact of net mark-to-market gains (losses) under derivative accounting	$(39)	$95	$191

(a)	See “Core Earnings derivative adjustments” table above.

Hedging Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into Core Earnings as of the respective year-ends are presented in the table below. These net premiums will be recognized in Core Earnings in future periods. As of December 31, 2018, the remaining amortization term of the net floor premiums was approximately 5 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on the effective portion of these hedges are recorded in accumulated other comprehensive income and gains and losses on the ineffective portion are recorded immediately to earnings. Hedged Floor Income from these cash flow hedges that has not been recognized into Core Earnings and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in Core Earnings and GAAP in future periods and is presented net of tax. As of December 31, 2018, the remaining hedged period is approximately 6 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

	December 31,
(Dollars in millions)	2018(1)	2017(1)	2016
Unamortized net Floor premiums (net of tax)	$(124)	$(168)	$(147)
Unrecognized hedged Floor Income related to pay fixed interest rate swaps (net of tax)	(615)	(703)	(551)
Total hedged Floor Income, net of tax(2)(3)	$(739)	$(871)	$(698)

(1)

Reflects a 23 percent effective tax rate at December 31, 2018 and 2017 as a result of the TCJA enacted on December 22, 2017.  The 2016 period reflects a 37 percent effective tax rate. See “Key Financial Measures – Income Tax Expense” for further discussion.

(2)	$(959) million, $(1.1) billion and $(1.1) billion on a pre-tax basis as of December 31, 2018, 2017 and 2016, respectively.
(3)	Of the $739 million as of December 31, 2018, approximately $218 million, $190 million and $163 million will be recognized as part of Core Earnings in 2019, 2020 and 2021, respectively.

3) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Core Earnings goodwill and acquired intangible asset adjustments	$(47)	$(23)	$(36)

2.   Tangible Net Asset Ratio

This ratio measures the amount of assets available to retire the Company’s unsecured debt.  Management and Navient’s equity investors, credit rating agencies and debt capital investors use this ratio to monitor and make decisions about the appropriate level of unsecured funding. The tangible net asset ratio is calculated as:

(Dollars in billions)	December 31, 2018	December 31, 2017
GAAP assets	$104.2	$115.0
Less:
Goodwill and acquired intangible assets	.8	.8
Secured debt	87.8	95.8
Other liabilities, adjustments for the impact of derivative accounting under GAAP and unamortized net floor premiums	1.1	1.5
Tangible net assets	$14.5	$16.9
Divided by:
Unsecured debt (par)	$11.6	$14.0
Tangible net asset ratio	1.25x	1.20x

3.   Earnings before Interest, Taxes, Depreciation and Amortization Expense (“EBITDA”)

This metric measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses.  EBITDA for the Business Processing segment is calculated as:

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Pre-tax income	$38	$25	$25
Plus:
Depreciation and amortization expense(1)	6	3	2
EBITDA	$44	$28	$27
Divided by:
Total revenue	$267	$212	$174
EBITDA margin	17%	13%	16%

(1)	There is no interest expense in this segment.

Reportable Segment Earnings Summary — Core Earnings Basis

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Interest income:
FFELP Loans	$3,080	$2,679	$2,395	15%	12%
Other loans	4	13	9	(69)	44
Cash and investments	46	29	16	59	81
Total interest income	3,130	2,721	2,420	15	12
Total interest expense	2,467	2,022	1,597	22	27
Net interest income	663	699	823	(5)	(15)
Less: provision for loan losses	70	44	46	59	(4)
Net interest income after provision for loan losses	593	655	777	(9)	(16)
Servicing revenue	262	280	289	(6)	(3)
Asset recovery and business processing revenue	163	263	216	(38)	22
Other income	24	3	—	700	100
Gains on sales of loans and investments	—	3	—	(100)	100
Total other income	449	549	505	(18)	9
Direct operating expenses	298	316	366	(6)	(14)
Income before income tax expense	744	888	916	(16)	(3)
Income tax expense	164	321	338	(49)	(5)
Core Earnings	$580	$567	$578	2%	(2)%

Highlights of 2018

•	Core Earnings of $580 million, an increase from $567 million in 2017.
•	Net interest income decreased $36 million primarily due to the natural paydown of the portfolio.
•

Provision for loan losses increased $28 million due to a higher temporary charge-off estimate over the second-half of 2018 and first-half of 2019 as a result of an elevated use of disaster forbearance at the end of 2017 and other factors.

•	Total other income decreased $100 million primarily due to new terms in a previously disclosed modified asset recovery and portfolio management contract.
•

On an adjusted basis, expenses were $40 million lower primarily as a result of ongoing cost-saving initiatives. Adjusted 2018 expenses exclude $46 million due to a new 2018 revenue recognition accounting standard, $16 million of costs in connection with the 2018 First Data transition services agreement and the release of a $40 million contingency reserve in 2018.

•	Income tax expense was $104 million lower as a result of the TCJA.
•	The Company acquired $761 million of FFELP Loans in 2018.
•	At December 31, 2018, Navient held $72.3 billion of FFELP Loans, compared with $81.7 billion of FFELP Loans at December 31, 2017.
•	FFELP Loan delinquency rate at lowest level in over 10 years.
•	Contingent collections receivables inventory increased $13.3 billion (89 percent) from 2017 as a result of new placements.

Core Earnings key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Segment net interest margin	.83%	.79%	.86%
FFELP Loans:
FFELP Loan spread	.90%	.87%	.94%
Provision for loan losses	$70	$42	$43
Charge-offs	$54	$49	$54
Charge-off rate	.09%	.07%	.07%
Total delinquency rate	10.2%	12.7%	12.2%
Greater than 90-day delinquency rate	5.3%	6.2%	6.3%
Forbearance rate	12.3%	11.2%	12.9%

(Dollars in billions)
Number of accounts serviced for ED (in millions)	5.9	6.1	6.2
Total federal loans serviced	$292	$296	$293
Contingent collections receivables inventory	$28.3	$15.0	$9.9

   Segment Net Interest Margin

The following table includes the Core Earnings basis Federal Education Loans segment net interest margin along with reconciliation to the GAAP basis segment net interest margin.

	Years Ended December 31,
	2018	2017	2016
FFELP Loan yield	4.46%	3.59%	2.99%
Hedged Floor Income	.40	.38	.28
Unhedged Floor Income	.03	.08	.22
Consolidation Loan Rebate Fees	(.69)	(.67)	(.65)
Repayment Borrower Benefits	(.11)	(.11)	(.11)
Premium amortization	(.09)	(.12)	(.14)
FFELP Loan net yield	4.00	3.15	2.59
FFELP Loan cost of funds	(3.10)	(2.28)	(1.65)
FFELP Loan spread	.90	.87	.94
Other interest-earning asset spread impact	(.07)	(.08)	(.08)
Core Earnings basis segment net interest margin(1)	.83%	.79%	.86%

Core Earnings basis segment net interest margin(1)	.83%	.79%	.86%
Adjustment for GAAP accounting treatment(2)	(.10)	.02	.12
GAAP-basis segment net interest margin(1)	.73%	.81%	.98%

(1)	The average balances of our FFELP Loan Core Earnings basis interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
FFELP Loans	$76,971	$84,989	$92,497
Other interest-earning assets	2,640	3,376	3,595
Total FFELP Loan Core Earnings basis interest- earning assets	$79,611	$88,365	$96,092

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income, the reversal of the amortization of premiums received on Floor Income Contracts, and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “Non-GAAP Financial Measures — Core Earnings” above.

The change in the Core Earnings net interest margin is primarily due to a cumulative adjustment which reduced net interest income by $34 million, or 4 basis points, in 2017 in connection with an increase in prepayment speed assumptions used to amortize loan premiums.

The Company acquired $761 million of FFELP Loans in 2018. As of December 31, 2018, our FFELP Loan portfolio totaled $72.3 billion, comprised of $24.7 billion of FFELP Stafford Loans and $47.6 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of December 31, 2018 was 5 years and 8 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 7 percent and 4 percent, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after December 31, 2018 and 2017, based on interest rates as of those dates.

(Dollars in billions)	December 31, 2018	December 31, 2017
Education loans eligible to earn Floor Income	$71.6	$81.0
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(32.7)	(37.2)
Less: economically hedged Floor Income	(19.9)	(25.0)
Education loans eligible to earn Floor Income after rebates and economically hedged	$19.0	$18.8
Education loans earning Floor Income	$1.8	$1.0

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period January 1, 2019 to December 31, 2024.

(Dollars in billions)	2019	2020	2021	2022	2023	2024
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$20.4	$17.6	$12.6	$10.9	$5.0	$.8

FFELP Provision for Loan Losses

The provision for FFELP Loan Losses was $70 million in 2018, up $28 million from 2017 due to a higher temporary charge-off estimate over the second-half of 2018 and first-half of 2019 as a result of an elevated use of disaster forbearance at the end of 2017 and other factors.

Servicing Revenue

The Company services loans for approximately 5.9 million customer accounts under its ED servicing contract as of December 31, 2018, compared with 6.1 million and 6.2 million customer accounts serviced as of December 31, 2017 and 2016, respectively. Third-party loan servicing fees in 2018, 2017 and 2016 included $148 million, $150 million and $151 million, respectively, of servicing revenue related to the ED servicing contract.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue decreased $100 million in 2018 compared to 2017 primarily due to new terms in a previously disclosed modified asset recovery and portfolio management contract. In addition, there was a $47 million decrease related to the deferred revenue recognized in 2017 (discussed in the following paragraph), which was offset by $46 million of additional asset recovery revenue due to a new 2018 revenue recognition standard (see “Consolidated Earnings Summary – GAAP Basis” for more detail).

Asset recovery and business processing revenue increased $47 million in 2017 compared to 2016 primarily due to the recognition of $47 million of previously deferred asset recovery revenue, net of a reserve, related to loans for which the Company performs default aversion services. In connection with providing these services, a fee is received when a loan is initially placed with us and we provide the services for the remaining life of the loan for no additional fee. As a result, in accordance with GAAP, the fee was deferred net of estimated rebates, and recognized as revenue as it was earned over the expected lives of the related loans. In the third quarter of 2017, the Company was notified that it would no longer perform these services after 2017 due to the termination of the related contract as of December 31, 2017. In accordance with GAAP, we recognized this previously deferred revenue during the third quarter of 2017 to reflect a shortened period over which it is expected to be earned. The remaining increase in revenue is primarily related to an increase in non-education related revenue, including Duncan Solutions, a transportation revenue management company serving municipalities and toll authorities, acquired by the Company in July 2017.

Other Income

Other income increased $21 million from 2017 to 2018 primarily from the sale of technology and transition services revenue in connection with the strategic agreement we entered into with First Data in the third quarter of 2018.

Operating Expenses

Operating expenses for the Federal Education Loans segment include costs incurred to acquire FFELP Loans and perform servicing and asset recovery activities on our FFELP Loan portfolio, federal education loans held by ED and other institutions. On an adjusted basis, expenses were $40 million lower in 2018 compared with 2017 primarily as a result of ongoing cost-saving initiatives.  Adjusted 2018 expenses exclude $46 million due to a new 2018 revenue recognition accounting standard, $16 million of costs in connection with the 2018 First Data transition services agreement and the release of a $40 million contingency reserve in 2018.

Operating expenses were $50 million lower in 2017 compared to 2016.  This decrease is primarily the result of ongoing cost-saving initiatives across the Company.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Interest income:
Private Education Loans	$1,778	$1,634	$1,587	9%	3%
Other Loans	2	—	—	100	—
Cash and investments	13	5	2	160	150
Interest income	1,793	1,639	1,589	9	3
Interest expense	1,013	825	704	23	17
Net interest income	780	814	885	(4)	(8)
Less: provision for loan losses	300	382	383	(21)	—
Net interest income after provision for loan losses	480	432	502	11	(14)
Servicing revenue	12	10	15	20	(33)
Direct operating expenses	169	156	149	8	5
Income before income tax expense	323	286	368	13	(22)
Income tax expense	71	103	137	(31)	(25)
Core Earnings	$252	$183	$231	38%	(21)%

Highlights of 2018

•	Originated $2.8 billion of Private Education Refinance Loans.
•	Core Earnings of $252 million, an increase from $183 million in 2017.
•	Net interest income decreased $34 million primarily due to the natural paydown of the portfolio.
•	Provision for loan losses decreased $83 million. Private Education Loan performance results include:
o	Charge-offs decreased by $72 million, excluding the $32 million related to a change in the portion of the loan amount charged off at default.
o	Private Education Loan delinquencies greater than 90-days: $614 million, up $17 million from $597 million in 2017.
o	Private Education Loan delinquencies greater than 30-days: $1.3 billion, down $38 million from 2017.
o	Private Education Loan forbearances: $676 million, down $219 million from $895 million in 2017.
•

On an adjusted basis, expenses were $27 million lower primarily as a result of ongoing cost-saving initiatives. Adjusted 2018 expenses exclude $31 million of operating cost increase from 2017 to 2018 related to Earnest, which was acquired in November 2017, and a $9 million one-time fee paid in 2018 to convert $3 billion of Private Education Loans from a third-party servicer to Navient’s servicing platform.

•	Income tax expense was $45 million lower as a result of the TCJA.
•	At December 31, 2018, Navient held $22.2 billion of Private Education Loans (of which $3.2 billion were Refinance Loans), compared with $23.4 billion of Private Education Loans at December 31, 2017.

Core Earnings key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Segment net interest margin	3.24%	3.33%	3.41%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.49%	3.54%	3.56%
Provision for loan losses	$299	$382	$383
Charge-offs(1)	$371	$443	$513
Charge-off rate(1)	1.7%	2.0%	2.2%
Total delinquency rate	5.9%	5.8%	7.4%
Greater than 90-day delinquency rate	2.8%	2.6%	3.6%
Forbearance rate	3.0%	3.8%	3.4%
Private Education Refinance Loans:
Charge-offs	$.2	$—	$—
Greater than 90-day delinquency rate	—%	—%	—%
Average balance of Private Education Refinance Loans	$1,902	$121	$—
Ending balance of Private Education Refinance Loans	$3,212	$761	$—
Private Education Refinance Loan originations	$2,800	$233	$—

(1)

Excludes the $32 million of charge-offs on the receivable for partially charged-off loans that occurred as a result of changing the charge-off rate from 79 percent to 80.5 percent in third-quarter 2018.

Segment Net Interest Margin

The following table shows the Core Earnings basis Consumer Lending segment net interest margin along with reconciliation to the GAAP basis segment net interest margin before provision for loan losses.

	Years Ended December 31,
	2018	2017	2016
Private Education Loan yield	7.64%	6.88%	6.26%
Private Education Loan cost of funds	(4.15)	(3.34)	(2.70)
Private Education Loan spread	3.49	3.54	3.56
Other interest-earning asset spread impact	(.25)	(.21)	(.15)
Core Earnings basis segment net interest margin(1)	3.24%	3.33%	3.41%
Core Earnings basis segment net interest margin(1)	3.24%	3.33%	3.41%
Adjustment for GAAP accounting treatment(2)	.08	.05	(.05)
GAAP basis segment net interest margin(1)	3.32%	3.38%	3.36%

(1)	The average balances of our Private Education Loan Core Earnings basis interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Private Education Loans	$23,281	$23,762	$25,361
Other interest-earning assets	824	651	584
Total Private Education Loan Core Earnings basis interest-earning assets	$24,105	$24,413	$25,945

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see the section titled “Non-GAAP Financial Measures – Core Earnings.”

The decrease in net interest margin from prior periods is primarily the impact of the Private Education Refinance Loans that have been originated in the last year at a lower net interest margin than the legacy Private Education Loan portfolio as a result of their lower credit risk profile.

As of December 31, 2018, our Private Education Loan portfolio totaled $22.2 billion. The weighted-average life of this portfolio as of December 31, 2018 was 5 years assuming a CPR of 8 percent.

Private Education Loan Provision for Loan Losses

Allowance for Private Education Loan Losses

Our allowance for Private Education Loan losses does not include Purchased Credit Impaired (“PCI”) loans as those loans are separately reserved for, as needed. No allowance for loan losses has been established for these loans as of December 31, 2018. Related to the $2.8 billion of Purchased Non-Credit Impaired Loans acquired in 2017 at a discount, there is no allowance for loan losses established as of December 31, 2018, as the remaining purchased discount associated with the Private Education Loans of $326 million as of December 31, 2018 remains greater than the incurred losses. However, in accordance with our policy, there was $16 million and $9 million of both charge-offs and provision recorded for Purchased Non-Credit Impaired Loans in 2018 and 2017, respectively.

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Allowance at beginning of period	$1,297	$1,351	$1,471
Provision for Private Education Loan losses:
Purchased Non-Credit Impaired Loans, acquired at a discount	16	9	—
Remaining loans	283	373	383
Total provision	299	382	383
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(1)	(32)	—	—
Net charge-offs remaining(2)	(371)	(443)	(513)
Total charge-offs(2)	(403)	(443)	(513)
Reclassification of interest reserve(3)	8	7	10
Allowance at end of period	$1,201	$1,297	$1,351
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	1.7%	2.0%	2.2%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	.1%	—%	—%
Allowance coverage of net charge-offs (annualized)	3.0	2.9	2.6
Allowance as a percentage of ending total loans	5.0%	5.1%	5.4%
Allowance as a percentage of ending loans in repayment	5.5%	5.7%	6.1%
Ending total loans(4)	$24,205	$25,640	$25,148
Average loans in repayment	$22,312	$22,342	$23,275
Ending loans in repayment	$22,037	$22,924	$22,150

(1)

In 2018, the portion of the loan amount charged off at default on our Private Education Loans increased from 79 percent to 80.5 percent. This did not impact the provision for loan losses in 2018 as previously this had been reserved through the allowance for loan losses. This charge resulted in a $32 million reduction to the balance of the receivable for partially charged-off loans.

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

In establishing the allowance for Private Education Loan losses as of December 31, 2018, we considered several factors with respect to our Private Education Loan portfolio. As a result of the expiration of the temporary natural disaster forbearances granted at the end of 2017 and beginning of 2018, loan delinquencies greater than 90-days increased by $17 million and forbearances decreased by $219 million compared with 2017, all as expected. Charge-offs decreased by $72 million from 2017, excluding the $32 million related to changing the charge-off rate on defaulted loans from 79 percent to 80.5 percent. Outstanding Private Education Loans decreased $1.2 billion from 2017.  These factors along with the continued improvement in the portfolio’s performance resulted in the $83 million decrease in provision.

Operating Expenses

Operating expenses for our Consumer Lending segment include costs incurred to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses were $169 million, $156 million and $149 million for the years ended December 31, 2018, 2017 and 2016, respectively. On an adjusted basis, expenses were $27 million lower in 2018 compared to 2017 primarily as a result of ongoing cost-saving initiatives. Adjusted expenses exclude $31 million of operating cost increase from 2017 to 2018 related to Earnest, which was acquired in November 2017, and a $9 million one-time fee paid in 2018 to convert $3 billion of Private Education Loans form a third-party servicer to Navient’s servicing platform.

Operating expenses were $7 million higher in 2017 compared to 2016.  This increase is primarily due to an increase in operating costs related to Earnest which was acquired in November 2017.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Business processing revenue	$267	$212	$174	26%	22%
Direct operating expenses	229	187	149	22	26
Income before income tax expense	38	25	25	52	—
Income tax expense	8	9	9	(11)	—
Core Earnings	$30	$16	$16	88%	—%

Highlights of 2018

•

Core Earnings of $30 million, up $14 million or 88 percent from 2017, primarily the result of the acquisition of Duncan Solutions in July 2017 and the organic growth of the government and healthcare services businesses.

•	EBITDA of $44 million, up $16 million or 57 percent from 2017.
•	Contingent collections receivables inventory increased 26 percent to $14.4 billion from 2017 as a result of new placements.

Key segment metrics are as follows:

	As of December 31,
(Dollars in billions)	2018	2017	2016
Revenue from government services	$174	$134	$106
Revenue from healthcare services	93	78	68
Total fee revenue	$267	$212	$174
EBITDA(1)	$44	$28	$27
EBITDA Margin(1)	17%	13%	16%
Contingent collections receivables inventory (in billions)	$14.4	$11.4	$10.1

(1)	See “Non-GAAP Financial Measures – Earnings before Interest, Taxes, Depreciation and Amortization Expense

(‘EBITDA’)” for an explanation and reconciliation of these metrics.

Other Segment

The following table includes Core Earnings results for our Other segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net interest loss after provision for loan losses	$(154)	$(134)	$(105)	15%	28%
Other income	6	16	14	(63)	14
Gains (losses) on debt repurchases	9	(3)	1	(400)	(400)
Total other income	15	13	15	15	(13)
Unallocated shared services expenses:
Unallocated information technology costs	98	116	114	(16)	2
Unallocated corporate costs	190	191	173	(1)	10
Total unallocated shared services expenses	288	307	287	(6)	7
Restructuring/other reorganization expenses	13	29	—	(55)	100
Total expenses	301	336	287	(10)	17
Loss before income tax benefit	(440)	(457)	(377)	(4)	21
Income tax expense (benefit)	(97)	58	(139)	(267)	(142)
Core Earnings (loss)	$(343)	$(515)	$(238)	(33)%	116%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio.

Gains (Losses) on Debt Repurchases

We repurchased $2.8 billion, $513 million and $1.5 billion of unsecured debt in 2018, 2017 and 2016, respectively. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

Unallocated Shared Services Expenses

Unallocated shared services expenses are comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related costs, stock-based compensation expense, and information technology costs related to infrastructure and operations. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with regulatory matters. On an adjusted basis, expenses were $51 million lower in 2018 compared to 2017 primarily as a result of ongoing cost-saving initiatives. Adjusted expenses exclude $29 million and $14 million of regulatory-related costs in 2018 and 2017, respectively, and $17 million of operating cost increases from 2017 to 2018 related to businesses acquired in 2017 (Duncan Solutions in July 2017 and Earnest in November 2017).

Expenses were $20 million higher in 2017 compared to 2016 primarily due to an increase in operating costs related to Duncan (acquired in July 2017) and Earnest (acquired in November 2017).

Restructuring/Other Reorganization Expenses

During 2018, 2017 and 2016, the Company incurred $13 million, $29 million and $0, respectively, of restructuring/other reorganization expense in connection with an effort to reduce costs and improve operating efficiency. The charges were due primarily to severance-related costs.

Income Tax Expense

The TCJA, enacted on December 22, 2017, made significant changes to all aspects of income taxation, including a reduction to the corporate federal statutory tax rate.  GAAP requires the effects of the TCJA to be recognized in the period the law is enacted, even though the effective date of the law for most provisions is January 1, 2018.  The primary impact to us is the reduction to the corporate federal statutory tax rate from 35 percent to 21 percent as of January 1, 2018.  This rate reduction required us to remeasure our deferred tax asset at December 31,

2017, at the 21 percent corporate federal statutory tax rate and resulted in a DTA Remeasurement Loss of $208 million for GAAP and $224 million for Core Earnings, which is reflected as incremental income tax expense in 2017.  This non-cash remeasurement adjustment is included in the Other segment.  Because the federal corporate income tax rate was reduced from 35 percent to 21 percent, we have experienced a significant reduction in our income tax expense for 2018.

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

	Years Ended December 31,
	2018		2017		2016
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$76,971	3.93%	$84,989	3.17%	$92,497	2.73%
Private Education Loans	23,281	7.64	23,762	6.88	25,361	6.26
Other loans	75	7.68	130	10.33	90	10.06
Cash and investments	5,447	1.77	5,159	.82	5,304	.41
Total interest-earning assets	105,774	4.64%	114,040	3.84%	123,252	3.36%
Non-interest-earning assets	3,601		3,852		3,962
Total assets	$109,375		$117,892		$127,214
Average Liabilities and Equity
Short-term borrowings	$4,833	4.61%	$3,194	3.85%	$2,092	3.13%
Long-term borrowings	99,195	3.47	109,088	2.61	118,973	2.00
Total interest-bearing liabilities	104,028	3.52%	112,282	2.65%	121,065	2.02%
Non-interest-bearing liabilities	1,663		2,004		2,433
Equity	3,684		3,606		3,716
Total liabilities and equity	$109,375		$117,892		$127,214
Net interest margin		1.17%		1.24%		1.38%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase	Change Due To(1)
(Dollars in millions)	(Decrease)	Rate	Volume
2018 vs. 2017
Interest income	$525	$859	$(334)
Interest expense	697	928	(231)
Net interest income	$(172)	$(69)	$(103)
2017 vs. 2016
Interest income	$237	$562	$(325)
Interest expense	530	717	(187)
Net interest income	$(293)	$(155)	$(138)

(1)	Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each.

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net — GAAP and Core Earnings Basis

	December 31, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$59	$—	$59	$31	$90
Grace, repayment and other(2)	24,249	47,422	71,671	23,500	95,171
Total, gross	24,308	47,422	71,730	23,531	95,261
Unamortized premium/(discount)	377	222	599	(759)	(160)
Receivable for partially charged-off loans	—	—	—	674	674
Allowance for loan losses	(44)	(32)	(76)	(1,201)	(1,277)
Total education loan portfolio	$24,641	$47,612	$72,253	$22,245	$94,498
% of total FFELP	34%	66%	100%
% of total	26%	50%	76%	24%	100%

	December 31, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$88	$—	$88	$54	$142
Grace, repayment and other(2)	27,949	53,060	81,009	24,826	105,835
Total, gross	28,037	53,060	81,097	24,880	105,977
Unamortized premium/(discount)	407	259	666	(924)	(258)
Receivable for partially charged-off loans	—	—	—	760	760
Allowance for loan losses	(35)	(25)	(60)	(1,297)	(1,357)
Total education loan portfolio	$28,409	$53,294	$81,703	$23,419	$105,122
% of total FFELP	35%	65%	100%
% of total	27%	51%	78%	22%	100%

	December 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$148	$—	$148	$104	$252
Grace, repayment and other(2)	31,700	55,070	86,770	24,229	110,999
Total, gross	31,848	55,070	86,918	24,333	111,251
Unamortized premium/(discount)	510	369	879	(457)	422
Receivable for partially charged-off loans	—	—	—	815	815
Allowance for loan losses	(39)	(28)	(67)	(1,351)	(1,418)
Total education loan portfolio	$32,319	$55,411	$87,730	$23,340	$111,070
% of total FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

	December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$259	$—	$259	$216	$475
Grace, repayment and other(2)	36,016	59,118	95,134	27,299	122,433
Total, gross	36,275	59,118	95,393	27,515	122,908
Unamortized premium/(discount)	627	460	1,087	(531)	556
Receivable for partially charged-off loans	—	—	—	881	881
Allowance for loan losses	(48)	(30)	(78)	(1,471)	(1,549)
Total education loan portfolio	$36,854	$59,548	$96,402	$26,394	$122,796
% of total FFELP	38%	62%	100%
% of total	30%	48%	78%	22%	100%

	December 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$488	$—	$488	$436	$924
Grace, repayment and other(2)	39,882	62,992	102,874	30,625	133,499
Total, gross	40,370	62,992	103,362	31,061	134,423
Unamortized premium/(discount)	677	499	1,176	(594)	582
Receivable for partially charged-off loans	—	—	—	1,245	1,245
Allowance for loan losses	(58)	(35)	(93)	(1,916)	(2,009)
Total education loan portfolio	$40,989	$63,456	$104,445	$29,796	$134,241
% of total FFELP	39%	61%	100%
% of total	31%	47%	78%	22%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount) — GAAP and Core Earnings Basis

	Year Ended December 31, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$26,612	$50,359	$76,971	$23,281	$100,252
% of FFELP	35%	65%	100%
% of total	27%	50%	77%	23%	100%

	Year Ended December 31, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$30,462	$54,527	$84,989	$23,762	$108,751
% of FFELP	36%	64%	100%
% of total	28%	50%	78%	22%	100%

	Year Ended December 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$34,710	$57,787	$92,497	$25,361	$117,858
% of FFELP	38%	62%	100%
% of total	29%	49%	78%	22%	100%

Education Loan Activity — GAAP and Core Earnings Basis

	Year Ended December 31, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$28,409	$53,294	$81,703	$23,419	$105,122
Acquisitions	408	344	752	2,900	3,652
Capitalized interest and premium/discount amortization	871	856	1,727	395	2,122
Consolidations to third parties	(1,925)	(2,065)	(3,990)	(792)	(4,782)
Repayments and other	(3,122)	(4,817)	(7,939)	(3,677)	(11,616)
Ending balance	$24,641	$47,612	$72,253	$22,245	$94,498

	Year Ended December 31, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$32,319	$55,411	$87,730	$23,340	$111,070
Acquisitions	1,195	4,358	5,553	3,670	9,223
Capitalized interest and premium/discount amortization	916	968	1,884	376	2,260
Consolidations to third parties	(2,561)	(2,711)	(5,272)	(692)	(5,964)
Repayments and other	(3,460)	(4,732)	(8,192)	(3,275)	(11,467)
Ending balance	$28,409	$53,294	$81,703	$23,419	$105,122

	Year Ended December 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$36,854	$59,548	$96,402	$26,394	$122,796
Acquisitions	1,312	2,146	3,458	225	3,683
Capitalized interest and premium/discount amortization	1,006	1,024	2,030	418	2,448
Consolidations to third parties	(2,821)	(2,412)	(5,233)	(506)	(5,739)
Repayments and other	(4,032)	(4,895)	(8,927)	(3,191)	(12,118)
Ending balance	$32,319	$55,411	$87,730	$23,340	$111,070

Education Loan Allowance for Loan Losses Activity — GAAP Basis

	December 31, 2018			December 31, 2017			December 31, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$60	$1,297	$1,357	$67	$1,351	$1,418	$78	$1,471	$1,549
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	(32)	(32)	—	—	—	—	—	—
Net charge-offs remaining(2)	(54)	(371)	(425)	(49)	(443)	(492)	(54)	(513)	(567)
Total net charge-offs	(54)	(403)	(457)	(49)	(443)	(492)	(54)	(513)	(567)
Plus:
Provision for loan losses	70	299	369	42	382	424	43	383	426
Reclassification of interest reserve(3)	—	8	8	—	7	7	—	10	10
Ending balance	$76	$1,201	$1,277	$60	$1,297	$1,357	$67	$1,351	$1,418
Percent of total	6%	94%	100%	4%	96%	100%	5%	95%	100%
Troubled debt restructuring(4)	$—	$10,326	$10,326	$—	$10,890	$10,890	$—	$11,119	$11,119

	December 31, 2015			December 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Balance at beginning of period	$93	$1,916	$2,009	$119	$2,097	$2,216
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	(330)	—	—	—
Net charge-offs remaining(2)	(61)	(659)	(720)	(79)	(717)	(796)
Total net charge-offs	(61)	(989)	(1,050)	(79)	(717)	(796)
Loan sales	—	(5)	(5)	—	—	—
Distribution of SLM BankCo	—	—	—	(6)	(69)	(75)
Plus:
Provision for loan losses	46	538	584	59	588	647
Reclassification of interest reserve(3)	—	11	11	—	17	17
Ending balance	$78	$1,471	$1,549	$93	$1,916	$2,009
Percent of total	5%	95%	100%	5%	95%	100%
Troubled debt restructuring(4)	$—	$10,898	$10,898	$—	$10,548	$10,548

(1)

In 2018 and 2015, the portion of the loan amount charged off at default on Private Education Loans increased from 79 percent to 80.5 percent and from 73 percent to 79 percent, respectively. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $32 million and $330 million reduction to the balance of the receivable for partially charged-off loans in 2018 and 2015, respectively.

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

(4)	Represents the recorded investment of loans identified as troubled debt restructuring.

Education Loan Allowance for Loan Losses Activity — Core Earnings Basis

	December 31, 2018			December 31, 2017			December 31, 2016
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$60	$1,297	$1,357	$67	$1,351	$1,418	$78	$1,471	$1,549
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	(32)	(32)	—	—	—	—	—	—
Net charge-offs remaining(2)	(54)	(371)	(425)	(49)	(443)	(492)	(54)	(513)	(567)
Total net charge-offs	(54)	(403)	(457)	(49)	(443)	(492)	(54)	(513)	(567)
Plus:
Provision for loan losses	70	299	369	42	382	424	43	383	426
Reclassification of interest reserve(3)	—	8	8	—	7	7	—	10	10
Ending balance	$76	$1,201	$1,277	$60	$1,297	$1,357	$67	$1,351	$1,418
Percent of total	6%	94%	100%	4%	96%	100%	5%	95%	100%
Troubled debt restructuring(4)	$—	$10,326	$10,326	$—	$10,890	$10,890	$—	$11,119	$11,119

	December 31, 2015			December 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Balance at beginning of period	$93	$1,916	$2,009	$113	$2,035	$2,148
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	(330)	(330)	—	—	—
Net charge-offs remaining(2)	(61)	(659)	(720)	(79)	(717)	(796)
Total net charge-offs	(61)	(989)	(1,050)	(79)	(717)	(796)
Loan sales	—	(5)	(5)	—	—	—
Plus:
Provision for loan losses	46	538	584	59	539	598
Reclassification of interest reserve(3)	—	11	11	—	17	17
Other transactions(5)	—	—	—	—	42	42
Ending balance	$78	$1,471	$1,549	$93	$1,916	$2,009
Percent of total	5%	95%	100%	5%	95%	100%
Troubled debt restructuring(4)	$—	$10,898	$10,898	$—	$10,548	$10,548

(1)

In 2018 and 2015, the portion of the loan amount charged off at default on Private Education Loans increased from 79 percent to 80.5 percent and from 73 percent to 79 percent, respectively. This did not impact the provision for loan losses as previously this had been reserved through the allowance for loan losses. This change resulted in a $32 million and $330 million reduction to the balance of the receivable for partially charged-off loans in 2018 and 2015, respectively.

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

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP and Core Earnings Basis

	FFELP Loan Delinquencies
	December 31,
	2018		2017		2016
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,793		$4,711		$5,871
Loans in forbearance(2)	8,386		8,533		10,490
Loans in repayment and percentage of each status:
Loans current	53,500	89.8%	59,264	87.3%	61,977	87.8%
Loans delinquent 31-60 days(3)	1,964	3.4	2,638	3.9	2,820	4.0
Loans delinquent 61-90 days(3)	910	1.5	1,763	2.6	1,325	1.9
Loans delinquent greater than 90 days(3)	3,177	5.3	4,188	6.2	4,435	6.3
Total FFELP Loans in repayment	59,551	100%	67,853	100%	70,557	100%
Total FFELP Loans, gross	71,730		81,097		86,918
FFELP Loan unamortized premium	599		666		879
Total FFELP Loans	72,329		81,763		87,797
FFELP Loan allowance for losses	(76)		(60)		(67)
FFELP Loans, net	$72,253		$81,703		$87,730
Percentage of FFELP Loans in repayment		83.0%		83.7%		81.2%
Delinquencies as a percentage of FFELP Loans in repayment		10.2%		12.7%		12.2%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.3%		11.2%		12.9%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP and Core Earnings Basis

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Allowance at beginning of period	$60	$67	$78
Provision for FFELP Loan losses	70	42	43
Charge-offs	(54)	(49)	(54)
Allowance at end of period	$76	$60	$67
Charge-offs as a percentage of average loans in repayment	.09%	.07%	.07%
Allowance coverage of charge-offs	1.4	1.2	1.2
Allowance as a percentage of ending total loans, gross	.11%	.07%	.08%
Allowance as a percentage of ending loans in repayment	.13%	.09%	.09%
Ending total loans, gross	$71,730	$81,097	$86,918
Average loans in repayment	$62,927	$68,318	$72,714
Ending loans in repayment	$59,551	$67,853	$70,557

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP and Core Earnings Basis

	Private Education Loan Delinquencies
	December 31,
	2018		2017		2016
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$818		$1,061		$1,393
Loans in forbearance(2)	676		895		790
Loans in repayment and percentage of each status:
Loans current	20,741	94.1%	21,590	94.2%	20,506	92.6%
Loans delinquent 31-60 days(3)	415	1.9	471	2.0	522	2.4
Loans delinquent 61-90 days(3)	267	1.2	266	1.2	321	1.4
Loans delinquent greater than 90 days(3)	614	2.8	597	2.6	801	3.6
Total Private Education Loans in repayment	22,037	100%	22,924	100%	22,150	100%
Total Private Education Loans, gross	23,531		24,880		24,333
Private Education Loan unamortized discount	(759)		(924)		(457)
Total Private Education Loans	22,772		23,956		23,876
Private Education Loan receivable for partially charged-off loans	674		760		815
Private Education Loan allowance for losses	(1,201)		(1,297)		(1,351)
Private Education Loans, net	$22,245		$23,419		$23,340
Percentage of Private Education Loans in repayment		93.7%		92.1%		91.0%
Delinquencies as a percentage of Private Education Loans in repayment		5.9%		5.8%		7.4%
Loans in forbearance as a percentage of loans in repayment and forbearance		3.0%		3.8%		3.4%
Loans in repayment with more than 12 payments made		84%		92%		95%
Percentage of Private Education Loans with a cosigner		56%		63%		64%

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

Allowance for Private Education Loan Losses — GAAP and Core Earnings Basis

See “Reportable Segment Earnings Summary – Core Earnings Basis – Consumer Lending Segment – Private Education Loan Provision for Loan Losses” for discussion.

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

The following table summarizes the activity in the receivable for partially charged-off loans.

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Receivable at beginning of period	$760	$815	$881
Expected future recoveries of current period defaults(1)	89	110	128
Recoveries(2)	(139)	(155)	(181)
Charge-offs(3)	(36)	(10)	(13)
Receivable at end of period	$674	$760	$815

(1)	Represents our estimate of the amount to be collected in the future.
(2)	Current period cash collections.
(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. In addition, in 2018, the portion of the loan amount charged off at default increased from 79 percent to 80.5 percent. This change resulted in a $32 million reduction to the balance of the receivable for partially charged-off loans. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

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

At December 31, 2018, loans in forbearance status as a percentage of loans in repayment and forbearance were 3.9 percent for loans that have made less than 25 monthly payments. The percentage drops to 2.3 percent for loans that have made more than 48 monthly payments.

At December 31, 2018, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 2.4 percent for loans that have made less than 25 monthly payments. The percentage drops to 2.3 percent for loans that have made more than 48 monthly payments.

For the year ended December 31, 2018, charge-offs as a percentage of loans in repayment were 2.8 percent for loans that have made less than 25 monthly payments. The percentage drops to 1.1 percent for loans that have made more than 48 monthly payments.

GAAP and Core Earnings Basis:

(Dollars in millions)	Monthly Scheduled Payments Received					Not Yet in
December 31, 2018	0 to 12	13 to 24	25 to 36	37 to 48	More than 48	Repayment	Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$818	$818
Loans in forbearance	121	61	65	68	361	—	676
Loans in repayment — current	3,470	760	783	1,090	14,638	—	20,741
Loans in repayment — delinquent 31-60 days	29	26	36	45	279	—	415
Loans in repayment — delinquent 61-90 days	17	20	25	32	173	—	267
Loans in repayment — delinquent greater than 90 days	51	55	73	82	353	—	614
Total	$3,688	$922	$982	$1,317	$15,804	$818	23,531
Unamortized discount							(759)
Receivable for partially charged-off loans							674
Allowance for loan losses							(1,201)
Total Private Education Loans, net							$22,245
Loans in forbearance as a percentage of loans in repayment and forbearance	3.3%	6.6%	6.6%	5.1%	2.3%	—%	3.0%
Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	1.4%	6.3%	8.0%	6.6%	2.3%	—%	2.8%
Net charge-offs as a percentage of loans in repayment, excluding the net adjustment from the change in the charge-off rate(1)	2.3%	4.5%	3.9%	2.9%	1.1%	—%	1.7%

(1)

In 2018, the portion of the loan amount charged off at default increased from 79 percent to 80.5 percent. This change resulted in a $32 million reduction to the balance of the receivable for partially charged-off loans.

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

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt that totaled $11.5 billion at December 31, 2018. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $0.8 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($1.1 billion in the year ended December 31, 2018), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Refinance Loans. We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We repurchased 17.4 million common shares for $220 million in 2018 and have $440 million of remaining share repurchase authority as of December 31, 2018.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	December 31, 2018	December 31, 2017
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,286	$1,520
Unencumbered FFELP Loans	332	690
Total GAAP and Core Earnings basis	$1,618	$2,210

Average Balances

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,672	$1,234	$1,185
Unencumbered FFELP Loans	705	960	1,035
Total GAAP and Core Earnings basis	$2,377	$2,194	$2,220

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of December 31, 2018 and 2017, the maximum additional capacity under these facilities was $752 million and $2.4 billion, respectively. For the years ended December 31, 2018, 2017 and 2016, the average maximum additional capacity under these facilities was $2.0 billion, $2.8 billion and $2.6 billion, respectively. As of December 31, 2018, the maturity dates of the FFELP Loan-other facilities ranged from November 2019 to April 2020.

Liquidity may also be available from our Private Education Loan asset-backed commercial paper (“ABCP”) facilities. Maximum borrowing capacity under the Private Education Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered Private Education Loans. As of December 31, 2018 and 2017, the maximum additional capacity under these facilities was $635 million and $925 million, respectively. For the years ended December 31, 2018, 2017 and 2016, the average maximum additional capacity under these facilities was $714 million, $373 million and $474 million, respectively. As of December 31, 2018, the maturity dates of the Private Education Loan facilities ranged from June 2019 to June 2020.

At December 31, 2018, we had a total of $5.7 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $2.9 billion of our unencumbered tangible assets of which $2.6 billion and $332 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of December 31, 2018, we had $9.4 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Since the fourth quarter of 2015, we have closed on $3.2 billion of Private Education Loan ABS Repurchase Facilities. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

(Dollars in billions)	December 31, 2018	December 31, 2017
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.6	$4.7
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	4.8	5.9
Tangible unencumbered assets(1)	5.7	6.6
Senior unsecured debt	(11.5)	(13.9)
Mark-to-market on unsecured hedged debt(2)	(.1)	(.3)
Other liabilities, net	(.7)	(.3)
Total tangible equity — GAAP Basis(1)	$2.8	$2.7

(1)	At December 31, 2018 and 2017, excludes goodwill and acquired intangible assets, net, of $786 million and $810 million, respectively.
(2)	At December 31, 2018 and 2017, there were $51 million and $189 million, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these gains.

2018 Financing Transactions

During 2018, Navient issued $4.0 billion in FFELP Loan ABS, $3.0 billion in Private Education Loan ABS and $500 million in unsecured debt.

Shareholder Distributions

During 2018, we paid four quarterly common stock dividends of $0.16 per share.

We repurchased 17.4 million shares of common stock for $220 million in 2018. In September 2018, our board of directors authorized a new $500 million share repurchase program. There is $440 million of remaining share repurchase authority outstanding at December 31, 2018. Since the Spin-Off in April 2014, we have repurchased 185 million shares for $2.8 billion.

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

Related to derivative transactions, protection against counterparty risk is generally provided by Master Agreements, Schedules, and Credit Support Annexes (“CSAs”) developed by the International Swaps and Derivatives Association, Inc. (“ISDA documentation”). In particular, Navient’s CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. All corporate derivative contracts entered into by Navient that are not cleared through a derivatives clearing organization are covered under such agreements and require collateral to be exchanged based on the net fair value of derivatives with each counterparty. Corporate derivative contracts entered into by Navient that are cleared through a derivatives clearing organization are settled daily by participants on a multilateral, net basis, which mitigates counterparty credit exposure. Our securitization trusts with swaps have ISDA documentation with protections against counterparty risk. The collateral calculations contemplated in the ISDA documentation of our securitization trusts require collateral based on the fair value of the derivative which may be adjusted for additional collateral based on rating agency criteria requirements considered within the collateral agreement. The trusts are not required to post collateral to the counterparties. In all cases, our exposure is limited to the value of the derivative contracts in a gain position net of any collateral we are holding. We consider counterparties’ credit risk when determining the fair value of derivative positions on our exposure net of collateral.

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

The table below highlights exposure related to our derivative counterparties at December 31, 2018.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$19	$7
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	17%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	80%	0%

Core Earnings Basis Borrowings

The following tables present the ending balances, average balances and average interest rates of our Core Earnings basis borrowings. The average interest rates include derivatives that are economically hedging the underlying debt but may not qualify for hedge accounting treatment (see “Non-GAAP Financial Measures – Core Earnings — Derivative Accounting – Reclassification of Settlements on Derivative and Hedging Activities” of this Item 7).

Ending Balances

	December 31, 2018			December 31, 2017			December 31, 2016
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$817	$10,674	$11,491	$1,306	$12,624	$13,930	$717	$13,029	$13,746
Total unsecured borrowings	817	10,674	11,491	1,306	12,624	13,930	717	13,029	13,746
Secured borrowings:
FFELP Loan securitizations(2)	—	66,318	66,318	—	71,208	71,208	—	73,522	73,522
Private Education Loan securitizations(3)	300	12,985	13,285	686	12,646	13,332	548	14,125	14,673
FFELP Loan — other facilities	2,927	2,625	5,552	1,536	6,830	8,366	—	12,443	12,443
Private Education Loan — other facilities	1,114	1,266	2,380	684	1,710	2,394	464	—	464
Other(4)	267	—	267	538	—	538	606	—	606
Total secured borrowings	4,608	83,194	87,802	3,444	92,394	95,838	1,618	100,090	101,708
Core Earnings basis borrowings	5,425	93,868	99,293	4,750	105,018	109,768	2,335	113,119	115,454
Adjustment for GAAP accounting treatment	(3)	(349)	(352)	21	(6)	15	(1)	(751)	(752)
GAAP basis borrowings	$5,422	$93,519	$98,941	$4,771	$105,012	$109,783	$2,334	$112,368	$114,702

(1)

Includes principal amount of $817 million, $1.3 billion and $719 million of short-term debt as of December 31, 2018, 2017 and 2016, respectively. Includes principal amount of $10.8 billion, $12.7 billion and $13.1 billion of long-term debt as of December 31, 2018, 2017 and 2016, respectively.

(2)	Includes $244 million of long-term debt related to the FFELP Loan asset-backed securitization repurchase facilities (“FFELP Loan Repurchase Facilities”) as of December 31, 2018.
(3)

Includes $300 million, $686 million and $548 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Private Education Loan Repurchase Facilities”) as of December 31, 2018, 2017 and 2016, respectively. Includes $2.0 billion, $1.3 billion and $475 million of long-term debt related to the Private Education Loan Repurchase Facilities as of December 31, 2018, 2017 and 2016, respectively.

(4)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Secured borrowings comprised 88 percent and 87 percent of our Core Earnings basis debt outstanding at December 31, 2018 and 2017, respectively.

Average Balances

	Years Ended December 31,
	2018		2017		2016
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$13,109	6.25%	$14,005	5.32%	$14,134	4.45%
Total unsecured borrowings	13,109	6.25	14,005	5.32	14,134	4.45
Secured borrowings:
FFELP Loan securitizations(1)	69,200	2.94	72,628	2.13	75,397	1.54
Private Education Loan securitizations(2)	13,247	4.13	13,563	3.27	15,906	2.61
FFELP Loan — other facilities	5,834	2.97	10,053	2.00	14,610	1.25
Private Education Loan — other facilities	2,346	3.68	1,575	2.64	389	2.60
Other(3)	292	3.34	458	2.53	629	1.33
Total secured borrowings	90,919	3.14	98,277	2.28	106,931	1.66
Core Earnings basis borrowings	$104,028	3.53%	$112,282	2.66%	$121,065	1.99%

Core Earnings basis borrowings	$104,028	3.53%	$112,282	2.66%	$121,065	1.99%
Adjustment for GAAP accounting treatment	—	(.01)	—	(.01)	—	.03
GAAP basis borrowings	$104,028	3.52%	$112,282	2.65%	$121,065	2.02%

(1)	Includes $40 million of debt related to the FFELP Loan Repurchase Facilities for the year ended December 31, 2018.
(2)	Includes $2.4 billion, $1.5 billion and $885 million of debt related to the Private Education Loan Repurchase Facilities for the years ended December 31, 2018, 2017 and 2016, respectively.
(3)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Contractual Cash Obligations

The following table provides a summary of our contractual principal obligations associated with long-term notes at December 31, 2018. For further discussion of these obligations, see “Note 6 — Borrowings.”

(Dollars in millions)	1 Year or Less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Long-term notes:
Senior unsecured debt	$—	$3,480	$3,232	$3,962	$10,674
Secured borrowings(1)	10,274	16,171	12,325	44,424	83,194
Total contractual cash obligations(2)	$10,274	$19,651	$15,557	$48,386	$93,868

(1)

Includes $79.3 billion of long-term notes issued by consolidated VIEs in conjunction with our securitization transactions and included in long-term notes in the consolidated balance sheet. Timing of obligations is estimated based on our current projection of prepayment speeds of the securitized assets.

(2)

The aggregate principal amount of debt that matures in each period is $10.3 billion, $19.8 billion, $15.7 billion and $48.8 billion, respectively. Specifically excludes derivative market value adjustments of $(349) million for long-term notes. Interest obligations on notes are predominantly variable in nature, resetting monthly and quarterly based on LIBOR.

Unrecognized tax benefits were $79 million and $68 million for 2018 and 2017, respectively. For additional information, see “Note 14 — Income Taxes.”

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

Based on the credit attributes discussed above, we determined that $261 million principal amount of Private Education Loans acquired in 2017 are accounted for as PCI loans with a fair value and resulting carry value of $101 million as of the acquisition date. As of acquisition, this portfolio’s contractually required payments receivable (the total undiscounted amount of all uncollected contractual principal and interest payments both past due and scheduled for the future, adjusted for prepayments) was $411 million with an estimated accretable yield (income expected to be recognized in future periods) of $108 million. As of December 31, 2018, the carrying amount was $82 million with no valuation allowance recorded. The most significant assumptions and estimates used to recognize interest income and determine if a valuation allowance is required are default rates, recovery rates and prepayment speeds.  The default rate and recovery rate assumptions are derived in the same manner as they are for the TDR loans that are a part of the Private Education Loan allowance for loan losses discussed below.  The prepayment speed assumptions are derived in the same manner as discussed in the “Premium and Discount Amortization” section that follows.

Purchased Non-Credit Impaired Loans

Loans acquired that do not have evidence of credit deterioration since origination are recorded at fair value with no allowance for loan losses established at the acquisition date. Loan premiums and discounts are amortized as a part of interest income using the interest method under ASC 310-20, “Nonrefundable Fees and Other Costs,” using the same prepayment speed assumption methodology discussed in the “Premium and Discount Amortization” section that follows. An allowance for loan losses would be established if incurred losses in the loans exceed the remaining unamortized discount recorded at the time of acquisition (i.e., the next two years of expected charge-offs as well as any additional TDR allowance required is greater than the remaining discount). As a result of this policy, to the extent that actual charge-offs exceed any related allowance for loan losses recognized post-acquisition, provision for loan losses is recorded when the loans are charged off. Charge-offs are recorded through the allowance for loan losses. In 2017, we acquired Private Education Loans with unpaid principal balance of $2.8 billion at a discount of $424 million that are accounted for under this policy. No allowance for loan losses has been established for these loans as of December 31, 2018, as the remaining purchased discount associated with the Private Education Loans of $326 million as of December 31, 2018 remains greater than the incurred losses. The incurred losses are derived in the same manner that the Private Education Loan allowance for loan losses is derived below.

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

Premium and Discount Amortization

The Company has a net unamortized discount balance of $160 million, or 0.17 percent, in connection with its $96 billion education loan portfolio as of December 31, 2018.  The most judgmental estimate for premium and discount amortization on education loans is the Constant Prepayment Rate (“CPR”), which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. In determining the CPR we only consider payments made in excess of contractually required payments. This would include loan consolidation and other early payoff activity. These activities are affected by changes in our business strategy, changes in our competitors’ business strategies, legislative changes including the ability to consolidate, interest rates and changes to the current economic and credit environment. When we determine the CPR we begin with historical prepayment rates. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustment may be needed to those historical prepayment rates.

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

In 2018 there was a net $15 million decrease in net interest income due to a cumulative adjustment related to an increase in prepayment speed assumptions used to amortize loan premiums and discounts.  The FFELP Stafford Loan Constant Prepayment Rate (“CPR”) assumption was increased from 6 percent to 7 percent, the FFELP Consolidation Loan CPR assumption remained at 4 percent and the Private Education Loan CPR assumption was increased from 6 percent to 8 percent.  These CPR assumption increases were primarily a result of increased voluntary payoffs primarily due to an improving economy as well as increased third-party consolidation activity.

Goodwill and Intangible Assets

     In determining annually (or more frequently if required) whether goodwill is impaired, we complete a goodwill impairment analysis which may be a qualitative or a quantitative analysis depending on the facts and circumstances associated with the reporting unit.  Qualitative factors considered in conjunction with a qualitative analysis  include: (1) the amount of cushion that existed the last time a quantitative Step 1 valuation was performed, (2) macroeconomic factors (economy), (3) industry specific factors (growth or deterioration of the market; regulatory/political developments), (4) cost factors (margins), (5) financial performance of the reporting unit itself, (6) other specific items (litigation, change in management or key personnel) and (7) a sustained decrease in our share price.  There can be significant judgment involved in assessing these qualitative factors. If, based on a qualitative analysis, we determine it is “more-likely-than-not” that the fair value of a reporting unit is less than its carrying amount, then we will also complete a quantitative impairment analysis.  A quantitative goodwill impairment analysis consists of a comparison of the fair value of the reporting unit to the carrying value. If the carrying value of the reporting unit exceeds the fair value (what we believe a third party would pay for such reporting unit), a goodwill impairment analysis will be performed to measure the amount of impairment loss, if any.

There are significant judgments involved in determining the fair value of a reporting unit, including assumptions regarding estimates of future revenues, expenses, net income and cash flows from existing and new business activities, the appropriate market multiples, discount rates and growth rates to apply and the appropriate control premium to apply to arrive at the final fair value. The reporting units for which we must estimate the fair value are not publicly traded and for some reporting units there may not be directly comparable market data available to aid in its valuation. In 2018, we determined the fair value of the Government Services and Healthcare Services reporting units as part of our impairment testing and concluded such reporting units were not impaired. We used a market multiple approach that applied market multiples related to revenue, EBITDA and net income to the respective measures of these reporting units. The market multiples were derived from similar publicly-traded companies.

Fair Value Measurement

The most significant assumptions used in fair value measurements, including those related to credit and liquidity risk, are as follows:

1.

Derivatives — When determining the fair value of derivatives, we take into account counterparty credit risk for positions where we are exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposure for each counterparty is adjusted based on market information available for that specific counterparty, including spreads from credit default swaps. Additionally, when the counterparty has exposure to us related to our derivatives, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our own credit risk. Trusts that contain derivatives are not required to post collateral to counterparties as the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. Adjustments related to credit risk reduced the overall value of our derivatives by $26 million as of December 31, 2018. We also take into account changes in liquidity when determining the fair value of derivative positions. We adjusted the fair value of certain less liquid positions downward by approximately $19 million as of December 31, 2018, related primarily to basis swaps indexed to interest rate indices with inactive markets. A major indicator of market inactivity is the widening of the bid/ask spread in these markets. In general, the widening of counterparty credit spreads and reduced liquidity for derivative instruments as indicated by wider bid/ask spreads will reduce the fair value of derivatives. In addition, certain cross-currency interest rate swaps hedging foreign currency denominated reset rate and amortizing notes in our trusts contain extension features that coincide with the remarketing dates of the notes. The valuation of the extension feature requires significant judgment based on internally developed inputs.

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
•

follows a “three lines of defense” structure based upon: (1) accountability and ownership at the business area level for risks inherent in their activities (first line of defense); (2) supporting areas, such as Human Resources, Legal, Compliance, Finance and Accounting, Information-Technology and Information Security, monitor, guide and advise the business areas in their respective areas of expertise (second line of defense); and (3) Internal Audit independently reviews both business and support areas to ensure compliance with applicable laws, regulations and internal policies and procedures (third line of defense);

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

Enterprise Risk and Compliance Committee. Our Enterprise Risk and Compliance Committee is an executive management-level committee chaired by our Chief Risk and Compliance Officer where senior management reviews our significant risks, receives periodic reports on adherence to agreed risk parameters, prioritizes and provides direction on mitigation of our risks and closure of issues and supervises the continued evolution of our enterprise risk management program. This committee also oversees regulatory compliance risk management activities including compliance regulatory training, compliance regulatory change management, compliance and operational risk assessment, transactional testing and monitoring, customer complaint monitoring, policies and procedures, our privacy and information sharing practices, Sarbanes-Oxley compliance, and our Code of Business Conduct. Lastly, this committee evaluates risks associated with new or modified business and makes recommendations regarding proposed business initiatives based on their inherent risks and controls. In addition to the Chair, committee membership includes our Chief Executive Officer, the heads of Asset Management and Servicing, Business Processing Solutions and Consumer Lending, our Chief Financial Officer, Chief Legal Officer, Chief Information Officer and Chief Audit Officer. The committee meets at least four times per year, usually in advance of each regularly scheduled board of directors meeting and more frequently if needed to address emerging risks and specific issues.

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

Internal Audit Risk Assessment

Navient’s Internal Audit function monitors the Company’s various risk management and compliance efforts, identifies areas that may require increased focus and resources, and reports its findings and recommendations to executive management and the Audit Committee of our board of directors. Internal Audit performs an annual risk assessment evaluating the risk of all significant components of our company and uses the results to develop an annual risk-based internal audit plan as well as a multi-year rotational audit schedule. The risk assessment process includes detailed measures of risk and formalized identification of auditable components of our company to ensure Internal Audit’s efforts are both properly focused and comprehensive.

Risk Appetite Framework

Navient’s Risk Appetite Framework establishes the level of risk we are willing to accept within each risk category in pursuit of our business strategy. Our Audit Committee of the board of directors reviews our Risk Appetite Framework annually, helping to ensure consistency in our business decisions, monitoring and reporting. Our management-level Enterprise Risk and Compliance Committee monitors approved risk limits and thresholds to ensure our businesses are operating within approved risk limits. Through ongoing monitoring of risk exposures, management identifies potential risks and develops appropriate responses and mitigation strategies.

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

The Finance and Operations Committee of our board of directors receives operations reports (including operating metrics and performance against annual plan) from the heads of Asset Management and Servicing, Business Processing Solutions and Consumer Lending, our Chief Financial Officer and Chief Information Officer at each regularly scheduled meeting. The Finance & Operations Committee also receives business development updates regarding our various business initiatives providing information and metrics about each key component of our business operations. The Finance and Operations Committee of our board of directors also receives periodic information security and cyber security updates and reviews operational and systems-related matters to ensure their implementation produces no significant internal control issues.

Operational risk exposures are managed through a combination of business area management (first line of defense), support area oversight and expertise (second line of defense) and enterprise-wide oversight including periodic, independent and objective review and assessment by Internal Audit (third line of defense). Our heads of Asset Management and Servicing, Business Processing Solutions and Consumer Lending are responsible for all of our business operations (servicing, consumer lending, asset recovery and business processing services, and our Chief Information Officer is responsible for our information technology systems and processes). Management-level committees, comprised of senior managers and subject matter experts, including our Enterprise Risk and Compliance Committee, Credit and Loan Loss Committee, Information-Technology and Operations Management Committee, Human Resources Committee, and Incentive Compensation Plan Committee, focus on particular aspects of operational risk.

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

Common Stock

The following table summarizes our common share repurchases and issuances.

	Years Ended December 31,
	2018	2017	2016
Common stock repurchased(1)	17,443,351	29,646,374	59,625,325
Average purchase price per share	$12.64	$14.85	$12.68
Shares repurchased related to employee stock-based compensation plans(2)	3,829,629	1,847,651	3,197,355
Average purchase price per share	$13.71	$15.40	$13.21
Common shares issued(3)	5,659,681	3,680,479	5,476,010

(1)	Common shares purchased under our share repurchase program.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $0.01). At December 31, 2018, 247 million shares were issued and outstanding and 22 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in “Note 11 — Stock-Based Compensation Plans and Arrangements.”

The closing price of our common stock on December 31, 2018 was $8.81.

Dividend and Share Repurchase Program

In 2018, 2017 and 2016, we paid full-year common stock dividends of $0.64 per share.

In 2016, we repurchased 59.6 million shares of common stock for $755 million. In 2017, we repurchased 29.6 million shares of common stock for $440 million. In 2018, we repurchased 17.4 million shares of common stock for $220 million. In September 2018, our board of directors authorized a new $500 million share repurchase program. As of December 31, 2018, the remaining repurchase authority was $440 million.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at December 31, 2018 and December 31, 2017, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings before mark-to-market gains (losses) on derivative and hedging activities, a sensitivity analysis was performed assuming the funding index increases 10 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. These earnings sensitivities are applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and do not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of December 31, 2018 Impact on Annual Earnings If:			As of December 31, 2017 Impact on Annual Earnings If:
	Interest Rates:		Funding Indices	Interest Rates:		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities	$(10)	$32	$(83)	$(8)	$3	$(90)
Mark-to-market gains (losses) on derivative and hedging activities	(25)	(116)	—	(8)	(119)	—
Increase (decrease) in income before taxes	$(35)	$(84)	$(83)	$(16)	$(116)	$(90)
Increase (decrease) in net income after taxes	$(27)	$(65)	$(64)	$(12)	$(89)	$(69)
Increase (decrease) in diluted earnings per common share	$(.11)	$(.26)	$(.26)	$(.05)	$(.34)	$(.26)

(1)

If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 10 basis points while holding the asset index constant. There is no sensitivity analysis related to the mark-to-market gains (losses) on derivative and hedging activities as part of this potential impact on earnings.

	At December 31, 2018
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$95,032	$(184)	—%	$(353)	—
Other earning assets	5,488	—	—	—	—
Other assets	4,190	168	4	693	17
Total assets gain/(loss)	$104,710	$(16)	—%	$340	—%
Liabilities
Interest-bearing liabilities	$97,591	$(437)	—	$(1,216)	(1)%
Other liabilities	1,688	242	14	933	55
Total liabilities (gain)/loss	$99,279	$(195)	—%	$(283)	—%

	At December 31, 2017
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$106,692	$(287)	—%	$(611)	(1)%
Other earning assets	5,034	—	—	—	—
Other assets	4,835	148	3	613	13
Total assets gain/(loss)	$116,561	$(139)	—%	$2	—%
Liabilities
Interest-bearing liabilities	$109,704	$(588)	(1)%	$(1,643)	(1)%
Other liabilities	1,723	301	17	1,132	66
Total liabilities (gain)/loss	$111,427	$(287)	—%	$(511)	—%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate education loan portfolio with floating rate debt and our fixed rate education loan portfolio with fixed rate debt. However, we can have a mismatch in the index (including the frequency of reset) of floating rate debt versus floating rate assets. In addition, due to the ability of some FFELP Loans to earn Floor Income, we can have a fixed versus floating mismatch in funding if the education loan earns at the fixed borrower rate and the funding remains floating. During 2018 and 2017, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of derivative contracts. The result of these hedging transactions was to fix the relative spread between the education loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase by either 100 or 300 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our fixed rate assets being funded with variable rate liabilities. Both items will generally cause income to decrease when interest rates increase. In both 2018 and 2017, the decrease to income when interest rates increase 100 basis points is primarily due to both items (i) and (ii) above and is relatively minor in connection with a $95 billion education loan portfolio. The increase in income when interest rates increase 300 basis points relates to certain FFELP fixed rate loans that become variable interest rate loans when variable interest rates rise above a certain level (Special Allowance Payment or “SAP”). When these loans are funded with fixed rate debt (as we do to hedge certain floor income), we earn additional interest income when earning the higher variable rate that is in effect. The impact in 2018 is greater than 2017 as a result of interest rates being higher in 2018 than 2017.

In the preceding tables, under the scenario where interest rates increase by either 100 or 300 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in 2018 and 2017 is primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. The mark-to-market losses are primarily from both the ineffectiveness on fair value hedges as well as trading hedges related to receive fix/pay variable swaps. The impact is relatively consistent between the two years in connection with the size of the derivative portfolio.

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 10 Basis Points,” the main driver of the decrease in pre-tax income before mark-to-market gains (losses) on derivative and hedging activities in both the 2018 and 2017 analyses is primarily the result of daily reset one-month LIBOR-indexed FFELP Loans being funded with monthly reset one-month LIBOR, three-month LIBOR and other non-discrete indexed liabilities, as well as, to a lesser extent, Prime-indexed Private Education Loans being funded with LIBOR and other non-discrete indexed liabilities. The decrease in the loss between 2017 and 2018 relates to the decrease in the size of the education loan portfolio. See “Asset and Liability Funding Gap” of this Item 7A. for a further discussion.

In addition to interest rate risk addressed in the preceding tables, we are also exposed to risks related to foreign currency exchange rates. Foreign currency exchange risk is primarily the result of foreign currency denominated debt issued by us. When we issue foreign denominated corporate unsecured and securitization debt, our policy is to use cross currency interest rate swaps to swap all foreign currency denominated debt payments (fixed and floating) to U.S. dollar LIBOR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest bearing liabilities would be affected by a change in exchange rates; however, the change would be materially offset by the cross-currency interest rate swaps in other assets or other liabilities. In the current economic environment, volatility in the spread between spot and forward foreign exchange rates has resulted in mark-to-market impacts to current-period earnings which have not been factored into the above analysis. The earnings impact is noncash, and at maturity of the instruments the cumulative mark-to-market impact will be zero. Navient has not issued foreign currency denominated debt since 2008.

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31, 2018. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.4	$—	$3.4
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.3	—	.3
Prime	quarterly	2.7	—	2.7
Prime	monthly	9.0	—	9.0
3-month LIBOR	quarterly	.6	36.3	(35.7)
3-month LIBOR	daily	—	2.6	(2.6)
1-month LIBOR	monthly	5.4	37.9	(32.5)
1-month LIBOR	daily	68.2	—	68.2
CMT/CPI Index	monthly/quarterly	—	.1	(.1)
Non-Discrete reset(2)	monthly	—	9.5	(9.5)
Non-Discrete reset(3)	daily/weekly	5.5	.3	5.2
Fixed Rate(4)		8.9	17.5	(8.6)
Total		$104.2	$104.2	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Core Earnings Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.4	$—	$3.4
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.3	—	.3
Prime	quarterly	2.7	—	2.7
Prime	monthly	9.0	—	9.0
3-month LIBOR	quarterly	.6	—	.6
3-month LIBOR	daily	—	.7	(.7)
1-month LIBOR	monthly	5.4	78.2	(72.8)
1-month LIBOR	daily	68.2	—	68.2
Non-Discrete reset(2)	monthly	—	9.5	(9.5)
Non-Discrete reset(3)	daily/weekly	5.5	.3	5.2
Fixed Rate(4)		8.6	15.2	(6.6)
Total		$103.9	$103.9	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life for our earning assets and liabilities at December 31, 2018.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	6.4
Other loans	7.4
Cash and investments	—
Total earning assets	6.0
Borrowings
Short-term borrowings	.7
Long-term borrowings	6.0
Total borrowings	5.7

Item  8.   Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, management concluded that, as of December 31, 2018, our internal control over financial reporting is effective.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in their report which appears below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

Nothing to report.

PART III.

Item 10.   Directors, Executive Officers and Corporate Governance

The information contained in the 2019 Proxy Statement, including information appearing in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the 2019 Proxy Statement, is incorporated herein by reference.

Item 11.   Executive Compensation

The information contained in the 2019 Proxy Statement, including information appearing in the sections titled “Executive Compensation” and “Director Compensation” in the 2019 Proxy Statement, is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the 2019 Proxy Statement, including information appearing in the sections titled “Ownership of Common Stock” and “Ownership of Common Stock by Directors and Executive Officers” in the 2019 Proxy Statement, is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2019 Proxy Statement, including information appearing under “Other Matters — Certain Relationships and Transactions” and “Corporate Governance” in the 2019 Proxy Statement, is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

The information contained in the 2019 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm” in the 2019 Proxy Statement, is incorporated herein by reference.

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

4.10

The Tenth Supplemental Indenture, dated as of June 11, 2018 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on June 11, 2018).

10.1†

Navient Deferred Compensation Plan, as amended and restated effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Current Report on Form 8-K filed on December 23, 2014).

10.2†	Navient Supplemental 401(k) Savings Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-195536) filed on April 28, 2014).

10.3†	Navient Deferred Compensation Plan for Key Employees (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-195539) filed on April 28, 2014).

10.4†

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

10.7†	Navient Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-195533) filed on April 28, 2014).

10.8†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2014 (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.9†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2013 (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.10†

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

10.21†

Form of Navient Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016).

10.22†

Form of Navient Corporation 2014 Omnibus Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016).

10.23†

Form of Navient Corporation 2014 Omnibus Incentive Plan Stock Option Agreement — Net Settled Options (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016).

10.24

Underwriting Agreement, dated July 26, 2016, among Navient Corporation and Barclays Capital Inc., J.P. Morgan Securities LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 29, 2016).

10.25

Underwriting Agreement, dated September 13, 2016, among Navient Corporation and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, LLC, as representatives of the Underwriters named therein (incorporated by reference to Exhibit 1.1 to Navient Corporation’s Current Report on Form 8-K filed on September 16, 2016).

10.26

Underwriting Agreement, dated March 2, 2017 (the “Underwriting Agreement”), among the Company and J.P. Morgan Securities LLC, Barclays Capital Inc. and RBC Capital Markets, LLC, as representatives of the underwriters named therein (together, the “Underwriters”) (incorporated by reference to Exhibit 1.01 to Navient Corporation’s Current Report on Form 8-K filed on March 7, 2017).

10.27

Federal Student Loan Sale Agreement (the “Agreement”) dated April 18, 2017 (the “Effective Date”), by and between Navient Credit Finance Corporation, a Delaware corporation (the “Purchaser”), and JPMorgan Chase Bank, N.A., a national banking association (the “Seller”). (incorporated by reference to Exhibit 10.4 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 27, 2017).

10.28

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

10.29

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

10.30

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

10.31

Form of Navient Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 27, 2017).

10.32

Form of Navient Corporation 2014 Omnibus Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 27, 2017).

10.33

Form of Navient Corporation 2014 Omnibus Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 27, 2017).

10.34

Form of Navient Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2018).

10.35

Form of Navient Corporation 2014 Omnibus Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2018).

10.36	Form of Navient Corporation 2014 Omnibus Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2018).

10.37

Underwriting Agreement, dated June 7, 2018 (the “Underwriting Agreement”), among the Company and Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, LLC, as representatives of the underwriters named therein (together, the “Underwriters”) (incorporated by reference to Exhibit 1.1 to Navient Corporation’s Current Report on Form 8-K filed on June 11, 2018).

10.38

Separation and Release Agreement (this “Agreement”) dated July 13, 2018 by and between John F. (Jeff) Whorley, Jr. and Navient Corporation incorporated by reference to Exhibit 10.01 to Navient Corporation’s Current Report on Form 8-K filed on July 20, 2018).

10.39

Navient Corporation 2014 Omnibus Incentive Plan, Amended and Restated as of May 24, 2018 incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report filed on Form 10-Q filed on August 3, 2018.

10.40

Navient Corporation Deferred Compensation Plan, Amended and Restated as of May 24, 2018 incorporated by reference to Exhibit 10.2 to Navient Corporation’s Quarterly Report filed on Form 10-Q filed on August 3, 2018.

10.41

Navient Corporation Change in Control Severance Plan for Senior Officers, Amended and Restated as of May 24, 2018 incorporated by reference to Exhibit 10.3 to Navient Corporation’s Quarterly Report filed on Form 10-Q filed on August 3, 2018.

10.42

Navient Corporation Executive Severance Plan for Senior Officers, Amended and Restated as of May 24, 2018 incorporated by reference to Exhibit 10.4 to Navient Corporation’s Quarterly Report filed on Form 10-Q filed on August 3, 2018.

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

Dated: February 25, 2019

NAVIENT CORPORATION

By:	/S/ JOHN F. REMONDI
John F. Remondi President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN F. REMONDI John F. Remondi	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2019

/S/ CHRISTIAN M. LOWN Christian M. Lown	Chief Financial Officer (Principal Financial Officer)	February 25, 2019

/S/ WILLIAM M. DIEFENDERFER, III William M. Diefenderfer, III	Chairman of the Board of Directors	February 25, 2019

/S/ FREDERICK ARNOLD Frederick Arnold	Director	February 25, 2019

/S/ ANNA ESCOBEDO CABRAL Anna Escobedo Cabral	Director	February 25, 2019

/S/ KATHERINE A. LEHMAN Katherine A. Lehman	Director	February 25, 2019

/S/ LINDA A. MILLS Linda A. Mills	Director	February 25, 2019

/S/ JANE J. THOMPSON Jane J. Thompson	Director	February 25, 2019

/S/ LAURA S. UNGER Laura S. Unger	Director	February 25, 2019

/S/ BARRY L. WILLIAMS Barry L. Williams	Director	February 25, 2019

/S/ David L. Yowan David L. Yowan	Director	February 25, 2019

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Navient Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Navient Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes  (collectively, the consolidated financial statements), and our report dated February 25, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
February 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Navient Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Navient Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting

Basis for Opinion

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

McLean, Virginia
February 25, 2019

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2018	December 31, 2017
Assets
FFELP Loans (net of allowance for losses of $76 and $60, respectively)	$72,253	$81,703
Private Education Loans (net of allowance for losses of $1,201 and $1,297, respectively)	22,245	23,419
Investments
Available-for-sale	—	2
Other	226	386
Total investments	226	388
Cash and cash equivalents	1,286	1,518
Restricted cash and cash equivalents	3,976	3,128
Goodwill and acquired intangible assets, net	786	810
Other assets	3,404	4,025
Total assets	$104,176	$114,991
Liabilities
Short-term borrowings	$5,422	$4,771
Long-term borrowings	93,519	105,012
Other liabilities	1,688	1,723
Total liabilities	100,629	111,506
Commitments and contingencies
Equity
Common stock, par value $0.01 per share; 1.125 billion shares authorized: 445 million and 440 million shares issued, respectively	4	4
Additional paid-in capital	3,145	3,077
Accumulated other comprehensive income (net of tax expense of $35 and $36, respectively)	113	61
Retained earnings	3,218	3,004
Total Navient Corporation stockholders’ equity before treasury stock	6,480	6,146
Less: Common stock held in treasury at cost: 198 million and 177 million shares, respectively	(2,961)	(2,692)
Total Navient Corporation stockholders’ equity	3,519	3,454
Noncontrolling interest	28	31
Total equity	3,547	3,485
Total liabilities and equity	$104,176	$114,991

Supplemental information — assets and liabilities of consolidated variable interest entities:

	December 31, 2018	December 31, 2017
FFELP Loans	$71,921	$77,710
Private Education Loans	19,698	20,886
Restricted cash	3,928	3,091
Other assets, net	956	1,160
Short-term borrowings	4,341	2,906
Long-term borrowings	82,738	89,317
Net assets of consolidated variable interest entities	$9,424	$10,624

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Interest income:
FFELP Loans	$3,027	$2,693	$2,528
Private Education Loans	1,778	1,634	1,587
Other loans	6	13	9
Cash and investments	97	43	22
Total interest income	4,908	4,383	4,146
Total interest expense	3,668	2,971	2,441
Net interest income	1,240	1,412	1,705
Less: provisions for loan losses	370	426	429
Net interest income after provisions for loan losses	870	986	1,276
Other income (loss):
Servicing revenue	274	290	304
Asset recovery and business processing revenue	430	475	390
Other income	17	9	7
Gains on sales of loans and investments	—	3	—
Gains (losses) on debt repurchases	19	(3)	1
Gains (losses) on derivative and hedging activities, net	(38)	22	117
Total other income	702	796	819
Expenses:
Salaries and benefits	507	519	500
Other operating expenses	477	447	451
Total operating expenses	984	966	951
Goodwill and acquired intangible asset impairment and amortization expense	47	23	36
Restructuring/other reorganization expenses	13	29	—
Total expenses	1,044	1,018	987
Income before income tax expense	528	764	1,108
Income tax expense	133	472	427
Net income	$395	$292	$681
Basic earnings per common share	$1.52	$1.06	$2.15
Average common shares outstanding	260	275	316
Diluted earnings per common share	$1.49	$1.04	$2.12
Average common and common equivalent shares outstanding	264	281	322
Dividends per common share	$.64	$.64	$.64

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2018	2017	2016
Net income	$395	$292	$681
Other comprehensive income:
Gains on derivatives	66	89	91
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)	(15)	(1)	(1)
Total gains on derivatives	51	88	90
Income tax expense	(12)	(33)	(33)
Other comprehensive income, net of tax expense	39	55	57
Total comprehensive income	$434	$347	$738

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

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

						Accumulated
	Common Stock Shares			Common	Additional Paid-In	Other Comprehensive	Retained	Treasury	Total Stockholders’	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2017	439,718,145	(176,667,573)	263,050,572	$4	$3,077	$61	$3,004	$(2,692)	$3,454	$31	$3,485
Comprehensive income:
Net income	—	—	—	—	—	—	395	—	395	—	395
Other comprehensive income (loss), net of tax	—	—	—	—	—	39	—	—	39	—	39
Total comprehensive income	—	—	—	—	—	—	—	—	434	—	434
Cash dividends:
Common stock ($.64 per share)	—	—	—	—	—	—	(166)	—	(166)	—	(166)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	5,659,681	—	5,659,681	—	43	—	—	—	43	—	43
Stock-based compensation expense	—	—	—	—	25	—	—	—	25	—	25
Repurchase of common stock:
Common stock repurchased	—	(13,131,159)	(13,131,159)	—	—	—	—	(160)	(160)	—	(160)
Derivative contract settlement:			—
Settlement cost, cash	—	(4,312,192)	(4,312,192)	—	—	—	—	(60)	(60)	—	(60)
(Gain)/loss on settlement	—	—	—	—	—	—	—	4	4	—	4
Shares repurchased related to employee stock-based compensation plans	—	(3,829,629)	(3,829,629)	—	—	—	—	(53)	(53)	—	(53)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—	(3)	(3)
Reclassification from adoption of ASU No. 2018-02	—	—	—	—	—	13	(13)	—	—	—	—
Balance at December 31, 2018	445,377,826	(197,940,553)	247,437,273	$4	$3,145	$113	$3,218	$(2,961)	$3,519	$28	$3,547

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2018	2017	2016
Operating activities
Net income	$395	$292	$681
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) losses on debt repurchases	(19)	3	(1)
Goodwill and acquired intangible asset impairment and amortization expense	47	23	36
Stock-based compensation expense	25	35	26
Mark-to-market (gains)/losses on derivative and hedging activities, net	37	(83)	(328)
Provisions for loan losses	370	426	429
(Increase) in accrued interest receivable	(125)	(29)	(26)
Increase (decrease) in accrued interest payable	58	11	(92)
Decrease in other assets	321	485	628
Increase (decrease) in other liabilities	31	(5)	(6)
Total net cash provided by operating activities	1,140	1,158	1,347
Investing activities
Education loans acquired	(3,652)	(7,371)	(3,683)
Principal payments on education loans	13,973	14,738	14,923
Other investing activities, net	(76)	(88)	(7)
Proceeds from sales and maturities of other securities	115	23	49
Purchase of subsidiaries, net of cash and restricted cash acquired	—	(184)	—
Total net cash provided by investing activities	10,360	7,118	11,282
Financing activities
Borrowings collateralized by loans in trust - issued	9,006	8,440	6,691
Borrowings collateralized by loans in trust - repaid	(14,057)	(13,919)	(13,226)
Asset-backed commercial paper conduits, net	(2,833)	(2,363)	(4,002)
Long-term notes issued	495	1,613	1,231
Long-term notes repaid	(2,947)	(1,464)	(2,603)
Other financing activities, net	(162)	(33)	(238)
Common stock repurchased	(220)	(440)	(755)
Common dividends paid	(166)	(176)	(201)
Total net cash used in financing activities	(10,884)	(8,342)	(13,103)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	616	(66)	(474)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	4,646	4,712	5,186
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$5,262	$4,646	$4,712
Cash disbursements made (refunds received) for:
Interest	$3,460	$2,872	$2,301
Income taxes paid	$57	$157	$249
Income taxes received	$(6)	$(1)	$(4)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$1,286	$1,518	$1,253
Restricted cash and restricted cash equivalents	3,976	3,128	3,459
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$5,262	$4,646	$4,712
Supplemental cash flow information:
Noncash activity
Investing activity - Education loans	$—	$1,746	$—
Operating activity - Other assets acquired and other liabilities assumed, net	$—	$137	$—
Financing activity - Borrowings assumed in acquisition of education loans	$—	$1,883	$—

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Business

Navient’s Business

Navient is a leading provider of education loan management and business processing solutions for education, healthcare, and government clients at the federal, state, and local levels. We help our clients and millions of Americans achieve financial success through services and support. Headquartered in Wilmington, Delaware, Navient also employs team members in western New York, northeastern Pennsylvania, Indiana, Tennessee, Texas, Virginia, Wisconsin, California and other locations.

With a focus on data-driven insights, service, compliance and innovative support, Navient:

•	owns $94.5 billion of education loans;
•	originates Private Education Loans;
•

services and performs asset recovery activities on its own portfolio of education loans, as well as education loans owned by other institutions including the United States Department of Education (“ED”); and

•	provides revenue cycle management and business processing services to federal, state and municipal clients, public authorities and healthcare organizations.

2.   Significant Accounting Policies

Use of Estimates

Our financial reporting and accounting policies conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Uncertain and volatile market and economic conditions increase the risk and complexity of the judgments in these estimates and actual results could differ from estimates. Key accounting policies that include the most significant judgments, estimates and assumptions include the allowance for loan losses, the amortization of loan premiums and discounts using the effective interest rate method, goodwill and intangible asset impairment assessment and fair value measurement.

Consolidation

The consolidated financial statements include the accounts of Navient Corporation and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions.

We consolidate any VIEs where we have determined we are the primary beneficiary. A VIE is a legal entity that does not have sufficient equity at risk to finance its own operations, or whose equity holders do not have the power to direct the activities that most significantly affect the economic performance of the entity, or whose equity holders do not share proportionately in the losses or benefits of the entity. The primary beneficiary of the VIE is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As it relates to our securitizations and other secured borrowing facilities that are VIEs as of December 31, 2018, we are the servicer of the related education loan assets and own the Residual Interest of the securitization trusts and secured borrowing facilities. As a result, we are the primary beneficiary and consolidate those VIEs.

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

Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, our policy in estimating fair value is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads, relying first on observable data from active markets. Depending on current market conditions, additional adjustments to fair value may be based on factors such as liquidity and credit spreads. Transaction costs are not included in the determination of fair value. When possible, we seek to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

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

Loans

Loans, consisting primarily of federally insured education loans and Private Education Loans, that we have the ability and intent to hold for the foreseeable future are classified as held-for-investment and are carried at amortized cost. Amortized cost includes the unamortized premiums, discounts, and capitalized origination costs and fees, all of which are amortized to interest income as further discussed below. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans we have not classified as held-for-investment are classified as held-for-sale and carried at the lower of cost or fair value. Loans are classified as held-for-sale when we have the intent and ability to sell such loans. Loans which are held-for-sale do not have the associated premium, discount, and capitalized origination costs and fees amortized into interest income. In addition, once a loan is classified as held-for-sale, there is no further adjustment to the loan’s allowance for loan losses that existed immediately prior to the reclassification to held-for-sale.

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

Based on the credit attributes discussed above, we determined that $261 million principal amount of Private Education Loans acquired in 2017 are accounted for as PCI loans with a fair value and resulting carry value of $101 million as of the acquisition date. As of acquisition, this portfolio’s contractually required payments receivable (the total undiscounted amount of all uncollected contractual principal and interest payments both past due and scheduled for the future, adjusted for prepayments) was $411 million with an estimated accretable yield (income expected to be recognized in future periods) of $108 million. As of December 31, 2018, the carrying amount was $82 million with no valuation allowance recorded.

Purchased Non-Credit Impaired Loans

Loans acquired that do not have evidence of credit deterioration since origination are recorded at fair value with no allowance for loan losses established at the acquisition date. Loan premiums and discounts are amortized as a part of interest income using the interest method under ASC 310-20, “Nonrefundable Fees and Other Costs.” An allowance for loan losses would be established if incurred losses in the loans exceed the remaining unamortized discount recorded at the time of acquisition (i.e., the next two years of expected charge-offs as well as any additional TDR allowance required is greater than the remaining discount). As a result of this policy, to the extent that actual charge-offs exceed any related allowance for loan losses recognized post-acquisition, provision for loan losses is recorded when the loans are charged off. Charge-offs are recorded through the allowance for loan losses. In 2017, we acquired Private Education Loans with an unpaid principal balance of $2.8 billion at a discount of $424 million and FFELP Loans with an unpaid principal balance of $3.5 billion at a discount of $47 million, that are accounted for under this policy. No allowance for loan losses has been established for these loans as of December 31, 2018, as the remaining purchased discount associated with the Private Education Loans of $326 million and FFELP Loans of $37 million as of December 31, 2018 remains greater than the incurred losses.

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

Investments

Our available-for-sale investment portfolio consists of investments that are carried at fair value, with the temporary changes in fair value carried as a separate component of stockholders’ equity, net of taxes. The amortized cost of debt securities in this category is adjusted for the amortization of related premiums and discounts, which are amortized using the effective interest rate method. Other-than-temporary impairment is evaluated by considering several factors, including the length of time and extent to which the fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the security (considering factors such as adverse conditions specific to the security and ratings agency actions), and the intent and ability to retain the investment to allow for an anticipated recovery in fair value. The entire fair value loss on a security that is other-than-temporary impairment is recorded in earnings if we intend to sell the security or if it is more likely than not that we will be required to sell the security before the expected recovery of the loss. However, if the impairment is other-than-temporary, and those two conditions do not exist, the portion of the impairment related to credit losses is recorded in earnings and the impairment related to other factors is recorded in other comprehensive income. Securities classified as trading are accounted for at fair value with unrealized gains and losses included in investment income. Securities that we have the intent and ability to hold to maturity are classified as held-to-maturity and are accounted for at amortized cost unless the security is determined to have an other-than-temporary impairment. In this case it is accounted for in the same manner described above.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

We also have other investments, primarily a receivable for cash collateral posted to derivative counterparties.

Cash and Cash Equivalents

Cash and cash equivalents can include term federal funds, Eurodollar deposits, commercial paper, asset-backed commercial paper, CDs, treasuries and money market funds with original terms to maturity of less than three months.

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

We  complete a goodwill impairment analysis which may be a qualitative or a quantitative two-step analysis depending on the facts and circumstances associated with the reporting unit.  In conjunction with a qualitative impairment analysis, we assess relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of a reporting unit is less than its carrying amount. The “more-likely-than-not” threshold is defined as having a likelihood of more than 50 percent. In conjunction with a quantitative impairment analysis, we complete Step 1 of the goodwill impairment analysis. Step 1 consists of a comparison of the fair value of the reporting unit to the reporting unit’s carrying value, including goodwill. If the carrying value of the reporting unit exceeds the fair value, Step 2 in the goodwill impairment analysis is performed to measure the amount of impairment loss, if any. Step 2 of the goodwill impairment analysis compares the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner consistent with determining goodwill in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. If, based on first assessing impairment utilizing a qualitative approach, we determine it is “more-likely-than-not” that the fair value of the reporting unit is less than its carrying amount, we will also complete a quantitative impairment analysis.

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

Irrespective of whether a securitization receives sale or on-balance sheet treatment, our continuing involvement with our securitization trusts is generally limited to:

•	Owning equity certificates or other certificates of certain trusts and, in certain cases, securities retained for the purpose of complying with risk retention requirements under securities laws.
•

Lending to certain trusts, under a revolving credit, amounts necessary to cover temporary cash flow needs of the trust. These amounts are repaid to us on subordinated basis with interest at a market rate.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

We do not record servicing assets or servicing liabilities when our securitization trusts are accounted for as on-balance sheet secured financings. As of December 31, 2018, we have $19 million of servicing assets on our balance sheet, of which $9 million is related to Residual Interests in FFELP Loan securitization trusts we sold in 2013 and $10 million is related to the acquisition of Earnest in 2017.

Education Loan Interest Income

For loans classified as held-for-investment, we recognize education loan interest income as earned, adjusted for the amortization of premiums (which includes purchased premiums and capitalized direct origination costs), discounts and Repayment Borrower Benefits. These adjustments result in income being recognized based upon the expected yield of the loan over its life after giving effect to expected prepayments. We amortize premium and discount on education loans using a Constant Prepayment Rate (“CPR”) which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. In determining the CPR, we only consider payments made in excess of contractually required payments. This would include loan consolidation and other early payoff activity. For Repayment Borrower Benefits, the estimates of their effect on education loan yield are based on analyses of historical payment behavior of customers who are eligible for the incentives and its effect on the ultimate qualification rate for these incentives. We regularly evaluate the assumptions used to estimate the prepayment speeds and the qualification rates used for Repayment Borrower Benefits. In instances where there are changes to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the acquisition of the loan. Additionally, interest earned on education loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy. We do not amortize any premiums, discounts or other adjustments to the basis of education loans when they are classified as held-for-sale. See “Allowance for Loan Losses – Purchased Credit Impaired (‘PCI’) Loans” and “–Purchased Non-Credit Impaired Loans” of this Note 2 for discussion of the interest income methodology related to those portfolios.

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

Prior to the third quarter of 2018, we received fees from Guarantor agencies for performing default aversion services on delinquent loans prior to default. The fee is received when the loan is initially placed with us and we are obligated to provide such services for the remaining life of the loan for no additional fee. In the event that the loan defaults, in accordance with certain contracts, we are obligated to rebate a portion of the fee to the Guarantor agency in proportion to the principal and interest outstanding when the loan defaults. We defer the fees received, net of an estimate of future rebates owed due to subsequent defaults, and recognize such fees over the service period which is estimated to be the life of the loan.

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

Many of our derivatives, mainly fixed to variable or variable to fixed interest rate swaps and cross-currency interest rate swaps, qualify as effective hedges. For these derivatives, the relationship between the hedging instrument and the hedged items (including the hedged risk and method for assessing effectiveness), as well as the risk management objective and strategy for undertaking various hedge transactions at the inception of the hedging relationship, is documented. Each derivative is designated to either a specific (or pool of) asset(s) or liability(ies) on the balance sheet or expected future cash flows and designated as either a “fair value” or a “cash flow” hedge. Fair value hedges are designed to hedge our exposure to changes in fair value of a fixed rate or foreign denominated asset or liability, while cash flow hedges are designed to hedge our exposure to variability of either a floating rate asset’s or liability’s cash flows or an expected fixed rate debt issuance. For effective fair value hedges, both the derivative and the hedged item (for the risk being hedged) are marked-to-market with any difference reflecting ineffectiveness and recorded immediately in the statement of income. For effective cash flow hedges, the change in the fair value of the derivative is recorded in other comprehensive income, net of tax, and recognized in earnings in the same period as the earnings effects of the hedged item. The ineffective portion of a cash flow hedge is recorded immediately through earnings. The assessment of the hedge’s effectiveness is performed at inception and on an ongoing basis, generally using regression testing. For hedges of a pool of assets or liabilities, tests are performed to demonstrate the similarity of individual instruments of the pool. When it is determined that a derivative is not currently an effective hedge, ineffectiveness is recognized for the full change in value of the derivative with no offsetting mark-to-market of the hedged item for the current period. If it is also determined the hedge will not be effective in the future, we discontinue the hedge accounting prospectively, cease recording changes in the fair value of the hedged item, and begin amortization of any basis adjustments that exist related to the hedged item.

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

The “gains (losses) on derivative and hedging activities, net” line item in the consolidated statements of income includes the mark-to-market gains and losses of our derivatives (except effective cash flow hedges which are recorded in other comprehensive income), the unrealized changes in fair value of hedged items in qualifying fair value hedges, as well as the realized changes in fair value related to derivative net settlements and dispositions that do not qualify for hedge accounting. Net settlement income/expense on derivatives that qualify as hedges are included with the income or expense of the hedged item (mainly interest expense).

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

During 2018 and 2017, the Company incurred $13 million and $29 million, respectively, of restructuring/other reorganization expense in connection with an effort that will reduce costs and improve operating efficiency. These charges were due primarily to severance-related costs.

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

Reclassifications

Certain reclassifications have been made to the balances as of and for the years ended December 31, 2017 and 2016, to be consistent with classifications adopted for 2018, which had no effect on net income, total assets or total liabilities.

Recently Issued Accounting Pronouncements

Effective in 2018

Revenue Recognition

On January 1, 2018, we adopted Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. The contract transaction price is allocated to each distinct contractual performance obligation and recognized as revenue at a point in time or over time when or as the good or service is provided to the customer and the performance obligation is satisfied. Generally, our performance obligations are satisfied over time. In conjunction with our implementation plan, we identified revenue streams related to asset recovery and other business processing within our Federal Education Loans and Business Processing segments that are within the scope of the new standard and reviewed related contracts. We determined there was no material change in the timing of our recognition of our asset recovery and business processing revenue or expenses and we did not record a cumulative adjustment as of January 1, 2018 as a result of the adoption of ASC 606. We recognized $8 million of revenue and $5 million of expenses in 2018 related to a contract in our Business Processing segment that would not have been recognized under the prior accounting standard until 2019.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

The new guidance does not apply to financial instruments and transfers and servicing that are accounted for under other GAAP. Accordingly, the new revenue recognition guidance does not have an impact on our recognition of revenue and costs associated with our loan portfolios, investments, derivatives and servicing contracts.  However, we considered the ASC 606 principal versus agent guidance with respect to certain asset recovery guarantor servicing contracts pursuant to which we serve in a portfolio management role and use third-party collection agencies.  We determined that we are required under the new accounting standard to reflect the revenue earned and paid to third-party collection agencies as revenue and operating expense.  Under the prior accounting standards, we netted payments to third-party collection agencies against revenue.  We adopted the new accounting standard using the “cumulative effect transition adjustment” which results in prospectively making this change in 2018.  This change in accounting policy resulted in both asset recovery revenue and operating expense in the Federal Education Loan segment being $46 million higher for the year ended December 31, 2018, with no impact on net income. See “Note 15 – Revenue from Contracts with Customers Accounted in Accordance with ASC 606” for the new required disclosures.

Classification and Measurement

On January 5, 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updates (“ASU”) No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which reconsiders the classification and measurement of financial instruments. The new standard requires certain equity instruments be measured at fair value, with fair value changes recognized in earnings. In addition, the standard requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. It was effective for the Company as of January 1, 2018. The adoption of this new accounting standard is immaterial to our consolidated financial statements and footnote disclosures.

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

Effective in 2019

Leases

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must be recognized as assets and liabilities on the balance sheet of the lessee. Under previous GAAP, all operating leases were off-balance sheet, regardless of the term. A right-of-use asset and lease obligation will be recorded for all leases with a term exceeding twelve months, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. The standard allows the option to apply the new guidance prospectively at the effective date, without adjustment to comparative periods presented with certain practical expedients available. It is effective for the Company on January 1, 2019. The Company has assessed the impact that adopting this new accounting standard will have on our consolidated financial statements and footnote disclosures and has concluded it will be immaterial. There will be an immaterial increase to assets and liabilities in equal and offsetting amounts with no change to the income statement presentation.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

Hedging Activities

On August 28, 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging,” which is intended to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and are intended to better align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard is effective for the Company on January 1, 2019. The Company has assessed the impact this new standard will have on our consolidated financial statements and footnote disclosures and has concluded it will be immaterial.

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

3.   Education Loans

Education loans consist of FFELP and Private Education Loans.

There are three principal categories of FFELP Loans: Stafford, PLUS, and FFELP Consolidation Loans. Generally, Stafford and PLUS Loans have repayment periods of between 5 and 10 years. FFELP Consolidation Loans have repayment periods of 12 to 30 years. FFELP Loans do not require repayment, or have modified repayment plans, while the customer is in-school and during the grace period immediately upon leaving school. The customer may also be granted a deferment or forbearance for a period of time based on need, during which time the customer is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment and forbearance period. FFELP Loans obligate the customer to pay interest at a stated fixed rate or a variable rate reset annually (subject to a cap) on July 1 of each year depending on when the loan was originated and the loan type. FFELP Loans disbursed before April 1, 2006 earn interest at the greater of the borrower’s rate or a floating rate based on the Special Allowance Payment (“SAP”) formula, with the interest earned on the floating rate that exceeds the interest earned from the customer being paid directly by ED. For loans disbursed after April 1, 2006, FFELP Loans effectively only earn at the SAP rate, as the excess interest earned when the borrower rate exceeds the SAP rate (Floor Income) is required to be rebated to ED.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Education Loans (Continued)

Private Education Loans bear the full credit risk of the customer. Private Education Refinance Loans generally have a fixed interest rate with the remaining Private Education Loans generally at a variable rate indexed to LIBOR or Prime indices. The majority of loans in our portfolio are cosigned. Similar to FFELP loans, Private Education Loans are generally non-dischargeable in bankruptcy. Most loans have repayment terms of 10 to 15 years or more, and for loans made prior to 2009, payments are typically deferred until after graduation. However, since 2009 we began to encourage interest-only or fixed payment options while the customer is enrolled in school.

The estimated weighted average life of education loans in our portfolio was approximately 6 years and 7 years at December 31, 2018 and 2017, respectively. The following table reflects the distribution of our education loan portfolio by program.

	December 31, 2018		Year Ended December 31, 2018
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Education Loans, net(1)	$24,641	26%	$26,612	3.98%
FFELP Consolidation Loans, net	47,612	50	50,359	3.91
Private Education Loans, net	22,245	24	23,281	7.64
Total education loans, net	$94,498	100%	$100,252	4.79%

	December 31, 2017		Year Ended December 31, 2017
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Education Loans, net(1)	$28,409	27%	$30,462	2.94%
FFELP Consolidation Loans, net	53,294	51	54,527	3.30
Private Education Loans, net	23,419	22	23,762	6.88
Total education loans, net	$105,122	100%	$108,751	3.98%

(1)	Primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans.

As of both December 31, 2018 and 2017, 86 percent of our education loan portfolio was in repayment.

4.   Allowance for Loan Losses

Our provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses, net of expected recoveries, in the held-for-investment loan portfolios. The evaluation of the provisions for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes.  We segregate our Private Education Loan portfolio in two classes of loans in monitoring and assessing credit risk — Troubled Debt Restructurings (“TDRs”) and Non-TDRs. We believe that the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Year Ended December 31, 2018
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$60	$1,297	$10	$1,367
Total provision	70	299	1	370
Net adjustment resulting from the change in the charge- off rate(1)	—	(32)	—	(32)
Net charge-offs remaining(2)	(54)	(371)	(2)	(427)
Total net charge-offs	(54)	(403)	(2)	(459)
Reclassification of interest reserve(3)	—	8	—	8
Ending balance	$76	$1,201	$9	$1,286
Allowance Ending Balance:
Individually evaluated for impairment — TDR	$—	$1,100	$8	$1,108
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	76	101	1	178
Purchased Non-Credit Impaired Loans acquired at a discount(4)	—	—	—	—
Purchased Credit Impaired Loans(4)	—	—	—	—
Ending total allowance	$76	$1,201	$9	$1,286
Loans Ending Balance:
Individually evaluated for impairment — TDR	$—	$10,336	$28	$10,364
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	68,880	11,464	51	80,395
Purchased Non-Credit Impaired Loans acquired at a discount(4)	2,850	2,180	—	5,030
Purchased Credit Impaired Loans(4)	—	225	—	225
Ending total loans(5)	$71,730	$24,205	$79	$96,014
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.09%	1.66%	—%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.14%	—%
Allowance coverage of charge-offs	1.4	3.0	—
Allowance as a percentage of the ending total loan balance	.11%	4.96%	11.52%
Allowance as a percentage of the ending loans in repayment	.13%	5.45%	11.52%
Ending total loans(5)	$71,730	$24,205	$79
Average loans in repayment	$62,927	$22,312	$75
Ending loans in repayment	$59,551	$22,037	$79

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

(4)

The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of December 31, 2018. The losses of the Purchased Non-Credit Impaired Loans acquired at a discount are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $37 million and $326 million, respectively, as of December 31, 2018 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of December 31, 2018.

(5)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

	Year Ended December 31, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$67	$1,351	$15	$1,433
Total provision	42	382	2	426
Charge-offs(1)	(49)	(443)	(7)	(499)
Reclassification of interest reserve(2)	—	7	—	7
Ending balance	$60	$1,297	$10	$1,367
Allowance Ending Balance:
Individually evaluated for impairment - TDR	$—	$1,171	$9	$1,180
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	60	126	1	187
Purchased Non-Credit Impaired Loans acquired at a discount(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—
Ending total allowance	$60	$1,297	$10	$1,367
Loans Ending Balance:
Individually evaluated for impairment - TDR	$—	$10,921	$30	$10,951
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	77,860	11,861	40	89,761
Purchased Non-Credit Impaired Loans acquired at a discount(3)	3,237	2,610	—	5,847
Purchased Credit Impaired Loans(3)	—	248	—	248
Ending total loans(4)	$81,097	$25,640	$70	$106,807
Charge-offs as a percentage of average loans in repayment	.07%	1.98%	5.39%
Allowance coverage of charge-offs	1.2	2.9	1.5
Allowance as a percentage of the ending total loan balance	.07%	5.06%	14.32%
Allowance as a percentage of the ending loans in repayment	.09%	5.66%	14.32%
Ending total loans(4)	$81,097	$25,640	$70
Average loans in repayment	$68,318	$22,342	$130
Ending loans in repayment	$67,853	$22,924	$70

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

	FFELP Loan Delinquencies
	December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,793		$4,711		$5,871
Loans in forbearance(2)	8,386		8,533		10,490
Loans in repayment and percentage of each status:
Loans current	53,500	89.8%	59,264	87.3%	61,977	87.8%
Loans delinquent 31-60 days(3)	1,964	3.4	2,638	3.9	2,820	4.0
Loans delinquent 61-90 days(3)	910	1.5	1,763	2.6	1,325	1.9
Loans delinquent greater than 90 days(3)	3,177	5.3	4,188	6.2	4,435	6.3
Total FFELP Loans in repayment	59,551	100%	67,853	100%	70,557	100%
Total FFELP Loans, gross	71,730		81,097		86,918
FFELP Loan unamortized premium	599		666		879
Total FFELP Loans	72,329		81,763		87,797
FFELP Loan allowance for losses	(76)		(60)		(67)
FFELP Loans, net	$72,253		$81,703		$87,730
Percentage of FFELP Loans in repayment		83.0%		83.7%		81.2%
Delinquencies as a percentage of FFELP Loans in repayment		10.2%		12.7%		12.2%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.3%		11.2%		12.9%

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

	Private Education Loans Credit Quality Indicators
	TDRs
	December 31, 2018		December 31, 2017
(Dollars in millions)	Balance(2)	% of Balance	Balance(2)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$9,133	92%	$9,647	92%
FICO below 640	836	8	889	8
Total	$9,969	100%	$10,536	100%
School Type:
Not-for-profit	$7,888	79%	$8,247	78%
For-profit	2,081	21	2,289	22
Total	$9,969	100%	$10,536	100%
Cosigners:
With cosigner	$6,172	62%	$6,441	61%
Without cosigner	3,797	38	4,095	39
Total	$9,969	100%	$10,536	100%
Seasoning(1):
1-12 payments	$335	3%	$506	5%
13-24 payments	436	4	644	6
25-36 payments	660	7	947	9
37-48 payments	934	10	1,271	12
More than 48 payments	7,178	72	6,691	63
Not yet in repayment	426	4	477	5
Total	$9,969	100%	$10,536	100%

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Balance equals the gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

	Private Education Loans Credit Quality Indicators
	Non-TDRs
	December 31, 2018		December 31, 2017
(Dollars in millions)	Balance(2)	% of Balance	Balance(2)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$13,087	96%	$13,752	96%
FICO below 640	475	4	592	4
Total	$13,562	100%	$14,344	100%
School Type:
Not-for-profit	$11,953	88%	$12,431	87%
For-profit	1,609	12	1,913	13
Total	$13,562	100%	$14,344	100%
Cosigners:
With cosigner	$6,961	51%	$9,193	64%
Without cosigner	6,601	49	5,151	36
Total	$13,562	100%	$14,344	100%
Seasoning(1):
1-12 payments	$3,353	25%	$1,424	10%
13-24 payments	486	3	437	3
25-36 payments	322	2	466	3
37-48 payments	383	3	867	6
More than 48 payments	8,626	64	10,566	74
Not yet in repayment	392	3	584	4
Total	$13,562	100%	$14,344	100%

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Balance equals the gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	TDRs
	December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$426		$477		$579
Loans in forbearance(2)	518		681		588
Loans in repayment and percentage of each status:
Loans current	7,890	87.4%	8,333	88.9%	8,273	85.8%
Loans delinquent 31-60 days(3)	344	3.8	351	3.7	412	4.3
Loans delinquent 61-90 days(3)	235	2.6	207	2.2	267	2.8
Loans delinquent greater than 90 days(3)	556	6.2	487	5.2	686	7.1
Total TDR loans in repayment	9,025	100%	9,378	100%	9,638	100%
Total TDR loans, gross	9,969		10,536		10,805
TDR loans unamortized discount	(212)		(225)		(237)
Total TDR loans	9,757		10,311		10,568
TDR loans receivable for partially charged-off loans	367		385		360
TDR loans allowance for losses	(1,100)		(1,171)		(1,190)
TDR loans, net	$9,024		$9,525		$9,738
Percentage of TDR loans in repayment		90.5%		89.0%		89.2%
Delinquencies as a percentage of TDR loans in repayment		12.6%		11.1%		14.2%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		5.4%		6.8%		5.7%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	Non-TDRs
	December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$392		$584		$814
Loans in forbearance(2)	158		214		202
Loans in repayment and percentage of each status:
Loans current	12,851	98.8%	13,257	97.9%	12,233	97.8%
Loans delinquent 31-60 days(3)	71	.5	120	.9	110	.9
Loans delinquent 61-90 days(3)	32	.3	59	.4	54	.4
Loans delinquent greater than 90 days(3)	58	.4	110	.8	115	.9
Total non-TDR loans in repayment	13,012	100%	13,546	100%	12,512	100%
Total non-TDR loans, gross	13,562		14,344		13,528
Non-TDR loans unamortized discount	(547)		(699)		(220)
Total non-TDR loans	13,015		13,645		13,308
Non-TDR loans receivable for partially charged-off loans	307		375		455
Non-TDR loans allowance for losses	(101)		(126)		(161)
Non-TDR loans, net	$13,221		$13,894		$13,602
Percentage of non-TDR loans in repayment		95.9%		94.4%		92.5%
Delinquencies as a percentage of non-TDR loans in repayment		1.2%		2.1%		2.2%
Loans in forbearance as a percentage of non- TDR loans in repayment and forbearance		1.2%		1.6%		1.6%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

The following table summarizes the activity in the receivable for partially charged-off loans.

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Receivable at beginning of period	$760	$815	$881
Expected future recoveries of current period defaults(1)	89	110	128
Recoveries(2)	(139)	(155)	(181)
Charge-offs(3)	(36)	(10)	(13)
Receivable at end of period	$674	$760	$815

(1)	Represents our estimate of the amount to be collected in the future.
(2)	Current period cash collections.
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

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for customers experiencing financial difficulty. Where we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan, these are classified as TDRs. Approximately 65 percent and 61 percent of the loans granted forbearance have qualified as a TDR loan at December 31, 2018, and 2017, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of December 31, 2018 and 2017 was $1.8 billion and $2.7 billion, respectively.

At December 31, 2018 and 2017, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDRs
(Dollars in millions)	December 31, 2018	December 31, 2017
Recorded investment(1)	$10,326	$10,890
Total ending loans(2)	$10,336	$10,921
Related allowance	$1,100	$1,171

(1)	Recorded investment is equal to the unpaid principal balance (which includes the receivable for partially charged-off loans), accrued interest and unamortized discount.
(2)	Total ending loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Average recorded investment	$10,637	$10,989	$11,078
Interest income recognized	$764	$708	$667

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Modified loans(1)	$596	$816	$1,169
Charge-offs(2)	$343	$346	$382
Payment-default	$142	$181	$265

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.
(2)	Represents loans that charged off that were classified as TDRs.

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans.

(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
December 31, 2018
TDR	$205	$26	$23
Non-TDR	149	3	4
Total	$354	$29	$27
December 31, 2017
TDR	$196	$20	$20
Non-TDR	187	4	6
Total	$383	$24	$26
December 31, 2016
TDR	$192	$28	$23
Non-TDR	199	5	7
Total	$391	$33	$30

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

Acquisition of Earnest

In November 2017, Navient acquired a 95 percent majority controlling interest in Earnest for approximately $149 million in cash. Earnest is a leading financial technology and education finance company that originates Private Education Refinance Loans. We engaged an independent appraiser to assist in the valuation of the assets acquired and liabilities assumed including identifiable intangible assets. In November 2018, the Company finalized its purchase price allocation for Earnest, which resulted in an excess purchase price over fair value of net assets acquired, or goodwill, of $77 million. The results of operations of Earnest have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Consumer Lending segment and its Private Education Refinance Loans reporting unit. Navient has not disclosed the pro forma impact of this acquisition to the results of operations for the year ended December 31, 2017, as the pro forma impact was deemed immaterial.

Identifiable intangible assets at the acquisition date included definite life intangible assets with an aggregate fair value of approximately $20 million primarily including the Earnest trade name and developed technology. The intangible assets will be amortized over a period of 5 to 10 years based on the estimated economic benefit derived from each of the underlying assets.

Acquisition of Duncan Solutions

In July 2017, Navient acquired a 100 percent controlling interest in Duncan Solutions for approximately $86 million in cash. Duncan Solutions is a leading transportation revenue management company serving municipalities and toll authorities, offering a range of technology-enabled products and services to support its clients’ parking and tolling operations. We engaged an independent appraiser to assist in the valuation of the assets acquired and liabilities assumed including identifiable intangible assets. In July 2018, the Company finalized its purchase price allocation for Duncan Solutions, which resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of $39 million. The results of operations of Duncan Solutions have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Processing segment and its Government Services reporting unit. Navient has not disclosed the pro forma impact of this acquisition to the results of operations for the year ended December 31, 2017, as the pro forma impact was deemed immaterial.

Identifiable intangible assets at the acquisition date include definite life intangible assets with an aggregate fair value of approximately $33 million primarily including customer relationships, developed technology and the Duncan Solutions trade name. The intangible assets will be amortized over a period of 2 to 10 years based on the estimated economic benefit derived from each of the underlying assets.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Business Combinations, Goodwill and Acquired Intangible Assets (Continued)

Goodwill

Goodwill resulting from our acquisitions is assigned to a reporting unit or units.  A reporting unit is the same or one level below an operating segment. As discussed in “Note 12 – Segment Reporting," we have the following new reportable operating segments effective first-quarter 2018: Federal Education Loans, Consumer Lending, Business Processing and Other. As a result of this change in our reporting structure, our reporting units with goodwill as of December 31, 2018 include (1) FFELP Loans (inclusive of the former FFELP Loans reporting unit and the related internal loan servicing which was formerly a part of the old Servicing reporting unit),  (2) Federal Education Loan Servicing (inclusive of the  former Servicing reporting unit except for the internal loan servicing  that was moved to the FFELP loans reporting unit),  (3) Private Education Loans, (4) Private Education Refinance Loans ( formerly called the Earnest reporting unit),  (5) Government Services (inclusive of the former Asset Recovery – Gila reporting unit and other government services lines of businesses previously included in our Asset Recovery – Contingency reporting unit) and (6) Healthcare Services (formerly called the Asset Recovery – Xtend Healthcare reporting unit).

This change in composition of our reporting units required a reallocation of $50 million of goodwill from our former Servicing reporting unit to the newly comprised FFELP Loans and Federal Education Loan Servicing reporting units, which were allocated $37 million and $13 million, respectively.  In connection with the reallocation of goodwill, we assessed relevant qualitative factors to determine whether it was “more-likely-than-not” that the fair values of the FFELP Loans and Federal Education Loan Servicing reporting units were less than their respective carrying values at March 31, 2018.  No goodwill was deemed impaired after assessing these relevant qualitative factors.

The change in our reporting structure also resulted in a change in the composition of the former Asset Recovery – Contingency reporting unit (now referred to as the Federal Education Loan Asset Recovery reporting unit), which did not have any goodwill. In connection with the realignment of our reportable segments, components of this reporting unit were moved to the Government Services reporting unit. Since the composition of the Government Services reporting unit, which had a goodwill balance, changed as a result of our new reporting structure, we assessed relevant qualitative factors to determine whether it was “more-likely-than-not” that the fair value of the Government Services reporting unit was less than its carrying value at March 31, 2018.  No goodwill was deemed impaired after assessing these relevant qualitative factors.

The following table summarizes our goodwill, accumulated impairments and net goodwill for our reporting units and reportable segments as of December 31, 2018.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Business Combinations, Goodwill and Acquired Intangible Assets (Continued)

	As of December 31, 2018
(Dollars in millions)	Gross	Accumulated Impairments and Other Adjustments	Net
Federal Education Loans reportable segment:
FFELP Loans	$231	$(4)	$227
Federal Education Loan Servicing	13	—	13
Total Federal Education Loans reportable segment	244	(4)	240
Consumer Lending reportable segment:
Private Education Loans(1)	147	(41)	106
Private Education Refinance Loans	77	—	77
Total Consumer Lending reportable segment	224	(41)	183
Business Processing reportable segment:
Government Services	272	(136)	136
Healthcare Services	106	—	106
Total Business Processing reportable segment	378	(136)	242
Total	$846	$(181)	$665

	As of December 31, 2017
(Dollars in millions)	Gross	Accumulated Impairments and Other Adjustments	Net
FFELP Loans reportable segment	194	(4)	190
Private Education Loans reportable segment:
Private Education Loans(1)	147	(41)	106
Earnest	87	—	87
Total Private Education Loans reportable segment	234	(41)	193
Business Services reportable segment:
Servicing	50	—	50
Asset Recovery - Contingency	136	(136)	—
Asset Recovery - Gila	160	—	160
Asset Recovery - Xtend Healthcare	108	—	108
Total Business Services reportable segment	454	(136)	318
Total	$882	$(181)	$701

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Business Combinations, Goodwill and Acquired Intangible Assets (Continued)

Interim Goodwill Impairment Testing – Third-Quarter 2018

          In third-quarter 2018, we wrote off a $16 million toll services relationship intangible asset as a result of receiving a notice of termination related to a toll services contract in our Government Services reporting unit. As a result of this termination, we also performed a valuation of the Government Services reporting unit, which has $136 million of goodwill and concluded the goodwill was not impaired as the fair value of the reporting unit was 56 percent greater than the book basis. We estimated the fair value of the reporting unit utilizing a market approach which applies market-based revenue, EBITDA and net income multiples from comparable publicly-traded companies to the reporting unit’s revenue, EBITDA and net income indicators.

Annual Goodwill Impairment Testing – October 1, 2018

    We perform our goodwill impairment testing annually in the fourth quarter as of October 1. As part of the 2018 annual impairment testing associated with our FFELP Loans, Federal Education Loan Servicing (both inclusive of portions of the former Servicing reporting unit), and Private Education Loans reporting units, we assessed relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of an individual reporting unit is less than its carrying value. We considered the amount of excess fair values over the carrying values of the FFELP Loans, Servicing and the Private Education Loans reporting units as of October 1, 2016 when we last performed a Step 1 goodwill impairment test.   The fair values of these reporting units at October 1, 2016 were substantially in excess of their carrying amounts. In addition, the cash flows for our FFELP Loans and Private Education Loans reporting units are very predictable and the outlook and associated cash flow projections of these reporting units have not changed significantly since our 2016 assessment. No goodwill was deemed impaired for the reporting units after assessing these relevant qualitative factors.  We also performed a qualitative assessment for the Federal Education Loan Servicing reporting unit and concluded that it is “more-likely-than-not” that the fair value of the reporting unit exceeded its carrying amount.  The remaining goodwill in this reporting unit was not impaired.

      In conjunction with 2018 annual impairment testing, we also assessed relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair values of the Private Education Refinance Loans and the Government Services reporting units are less than their respective carrying values. For the Private Education Refinance Loans reporting unit, we considered the current status and outlook for this reporting unit since our November 2017 acquisition of Earnest and our 2018 launch of our Navi Refinance Loan product including origination volume, our ability to issue private credit ABS comprised entirely of the reporting unit’s refinance loans and the acquisition value of Earnest.  Loan origination volume has exceeded the acquisition plan.  Accordingly, the outlook of this reporting unit has improved since our 2017 acquisition of Earnest and the launch of the Navi Refinance Loan product. No goodwill was deemed impaired for the Private Education Refinance Loans reporting unit.

         We performed goodwill impairment testing in association with the Government Services reporting unit in third-quarter 2018 as discussed above. In conjunction with annual impairment testing, we assessed the outlook for this reporting unit in comparison with the outlook as of third-quarter 2018, 2018 earnings, and the current customer base and revenue backlog.  Goodwill was not deemed to be impaired for this reporting unit after assessing these relevant qualitative factors.

          We performed a valuation as of October 1, 2018 of the Healthcare Services reporting unit, which has $106 million of goodwill. We concluded the goodwill was not impaired as the fair value of the reporting unit was 28 percent greater than the carrying value of this reporting unit. We estimated the fair value of the reporting unit utilizing a market approach which applies market-based revenue, EBITDA and net income multiples from comparable publicly-traded companies to the reporting unit’s revenue, EBITDA and net income indicators.

         We also considered the current regulatory and legislative environment, the current economic environment, our 2018 earnings and 2019 expected earnings.   We view these factors as favorable.  Although our market capitalization was less than our book equity during fourth-quarter 2018, it was concluded that our market capitalization in relation to our book equity does not indicate impairment of our reporting units’ respective goodwill at December 31, 2018.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Business Combinations, Goodwill and Acquired Intangible Assets (Continued)

     Acquired Intangible Assets

Acquired intangible assets include the following:

	As of December 31, 2018			As of December 31, 2017
(Dollars in millions)	Cost Basis(1)	Accumulated Impairment and Amortization(1)	Net	Cost Basis(1)	Accumulated Impairment and Amortization(1)	Net
Customer, services and lending relationships	$284	$(226)	$58	$292	$(234)	$58
Favorable lease	1	—	1	1	—	1
Non-competes	3	(3)	—	2	(2)	—
Software and technology	115	(90)	25	104	(85)	19
Trade names and trademarks(2)	61	(24)	37	48	(18)	30
Total acquired intangible assets	$464	$(343)	$121	$447	$(339)	$108

(1)

Accumulated impairment and amortization include impairment amounts only if the acquired intangible asset has been deemed partially impaired. When an acquired intangible asset is considered fully impaired and no longer in use, the cost basis and any accumulated amortization related to the asset is written off.

(2)	During 2016 we reclassified certain trade names from indefinite life to definite life intangible assets and began to amortize these assets over their expected benefit period.

We recorded amortization of acquired intangible assets from continuing operations totaling $31 million, $23 million and $29 million in 2018, 2017 and 2016, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be $26 million, $22 million, $19 million, $16 million and $38 million in 2019, 2020, 2021, 2022 and after 2022, respectively.

As discussed above, we wrote off a $16 million toll services relationship acquired intangible asset in its entirety due to the termination of a significant toll services contract in our Government Services reporting unit.

6.   Borrowings

Borrowings consist of secured borrowings issued through our securitization program, borrowings through secured facilities, unsecured notes issued by us, and other interest-bearing liabilities related primarily to obligations to return cash collateral held.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Borrowings (Continued)

The following table summarizes our borrowings.

	December 31, 2018			December 31, 2017
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$817	$10,674	$11,491	$1,306	$12,624	$13,930
Total unsecured borrowings	817	10,674	11,491	1,306	12,624	13,930
Secured borrowings:
FFELP Loan securitizations(2)	—	66,318	66,318	—	71,208	71,208
Private Education Loan securitizations(3)	300	12,985	13,285	686	12,646	13,332
FFELP Loan — other facilities	2,927	2,625	5,552	1,536	6,830	8,366
Private Education Loan — other facilities	1,114	1,266	2,380	684	1,710	2,394
Other(4)	267	—	267	538	—	538
Total secured borrowings	4,608	83,194	87,802	3,444	92,394	95,838
Total before hedge accounting adjustments	5,425	93,868	99,293	4,750	105,018	109,768
Hedge accounting adjustments	(3)	(349)	(352)	21	(6)	15
Total	$5,422	$93,519	$98,941	$4,771	$105,012	$109,783

(1)

Includes principal amount of $817 million and $1.3 billion of short-term debt as of December 31, 2018 and 2017, respectively. Includes principal amount of $10.8 billion and $12.7 billion of long-term debt as of December 31, 2018 and 2017, respectively.

(2)	Includes $244 million of long-term debt related to the FFELP Loan asset-backed securitization repurchase facilities (“FFELP Loan Repurchase Facilities”) as of December 31, 2018.
(3)

Includes $300 million and $686 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Private Education Loan Repurchase Facilities”) as of December 31, 2018 and 2017, respectively. Includes $2.0 billion and $1.3 billion of long-term debt related to the Private Education Loan Repurchase Facilities as of December 31, 2018 and 2017, respectively.

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

	December 31, 2018		Year Ended December 31, 2018
(Dollars in millions)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loan securitizations(1)	$300	5.23%	$536	4.72%
FFELP Loan — other facilities	2,927	3.10	1,137	2.79
Private Education Loan — other facilities	1,114	3.63	847	3.40
Senior unsecured debt	814	4.92	2,021	5.90
Other interest-bearing liabilities	267	2.39	292	1.73
Total short-term borrowings	$5,422	3.56%	$4,833	4.35%
Maximum outstanding at any month end	$6,363

	December 31, 2017		Year Ended December 31, 2017
(Dollars in millions)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loan securitizations(1)	$686	4.65%	$706	4.32%
FFELP Loan — other facilities	1,536	2.11	261	1.26
Private Education Loan —other facilities	684	2.92	572	2.42
Senior unsecured debt	1,327	8.06	1,197	6.80
Other interest-bearing liabilities	538	1.33	458	1.27
Total short-term borrowings	$4,771	4.16%	$3,194	4.22%
Maximum outstanding at any month end	$4,771

(1)	Relates to Private Education Loan Repurchase Facilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Borrowings (Continued)

Long-term Borrowings

The following tables summarize outstanding long-term borrowings, the weighted average interest rates at the end of the periods, and the related average balances during the periods.

	December 31, 2018
		Weighted Average	Year Ended December 31, 2018
(Dollars in millions)	Ending Balance(1)	Interest Rate(2)	Average Balance
Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2019-2083	$74,842	3.38%	$80,189
Non-U.S. dollar-denominated:
Interest bearing, due 2023-2040	4,064	.66	4,919
Total floating rate notes	78,906	3.24	85,108
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2020-2059	14,431	5.57	13,814
Non-U.S.-dollar denominated:
Interest bearing, due 2034	182	2.49	273
Total fixed rate notes	14,613	5.53	14,087
Total long-term borrowings	$93,519	3.60%	$99,195

	December 31, 2017
		Weighted Average	Year Ended December 31, 2017
(Dollars in millions)	Ending Balance(1)	Interest Rate(2)	Average Balance
Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2018-2083	$83,209	2.31%	$86,186
Non-U.S. dollar-denominated:
Interest bearing, due 2023-2041	6,423	.37	7,355
Total floating rate notes	89,632	2.17	93,541
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2019-2058	15,114	5.60	15,266
Non-U.S.-dollar denominated:
Interest bearing, due 2034-2035	266	2.72	281
Total fixed rate notes	15,380	5.55	15,547
Total long-term borrowings	$105,012	2.67%	$109,088

(1)	Ending balance is expressed in U.S. dollars using the spot currency exchange rate. Includes fair value adjustments under hedge accounting for notes designated as the hedged item in a fair value hedge.
(2)	Weighted average interest rate is stated rate relative to currency denomination of debt.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Borrowings (Continued)

As of December 31, 2018, the expected maturities of our long-term borrowings are shown in the following table.

	Expected Maturity
(Dollars in millions)	Senior Unsecured Debt	Secured Borrowings(1)	Total(2)
Year of Maturity
2019	$—	$10,274	$10,274
2020	2,046	9,814	11,860
2021	1,434	6,357	7,791
2022	1,736	6,215	7,951
2023	1,496	6,110	7,606
2024-2043	3,962	44,424	48,386
	10,674	83,194	93,868
Hedge accounting adjustments	107	(456)	(349)
Total	$10,781	$82,738	$93,519

(1)

We view our securitization trust debt as long-term based on the contractual maturity dates which range from 2019 to 2083. However, we have projected the expected principal paydowns based on our current estimates regarding the securitized loans’ prepayment speeds for purposes of this disclosure to better reflect how we expect this debt to be paid down over time. The projected principal paydowns in year 2019 include $10.3 billion related to the securitization trust debt.

(2)

The aggregate principal amount of debt that matures in each period is $10.3 billion in 2019, $11.9 billion in 2020, $7.9 billion in 2021, $8.0 billion in 2022, $7.7 billion in 2023 and $48.8 billion in 2024-2043.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Borrowings (Continued)

Variable Interest Entities

We consolidate the following financing VIEs as of December 31, 2018 and 2017, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	December 31, 2018
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations(1)	$—	$66,318	$66,318	$66,266	$3,181	$1,211	$70,658
Private Education Loan securitizations(2)	300	12,985	13,285	16,336	536	198	17,070
FFELP Loan — other facilities	2,927	2,625	5,552	5,656	132	162	5,950
Private Education Loan — other facilities	1,114	1,266	2,380	3,361	79	27	3,467
Total before hedge accounting adjustments	4,341	83,194	87,535	91,619	3,928	1,598	97,145
Hedge accounting adjustments	—	(456)	(456)	—	—	(642)	(642)
Total	$4,341	$82,738	$87,079	$91,619	$3,928	$956	$96,503

	December 31, 2017
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations(1)	$—	$71,208	$71,208	$72,145	$2,335	$1,078	$75,558
Private Education Loan securitizations(2)	686	12,646	13,332	17,739	484	237	18,460
FFELP Loan — other facilities	1,536	3,999	5,535	5,565	204	156	5,925
Private Education Loan — other facilities	684	1,710	2,394	3,147	68	31	3,246
Total before hedge accounting adjustments	2,906	89,563	92,469	98,596	3,091	1,502	103,189
Hedge accounting adjustments	—	(246)	(246)	—	—	(342)	(342)
Total	$2,906	$89,317	$92,223	$98,596	$3,091	$1,160	$102,847

(1)	Includes $244 million of long-term debt and $9 million of restricted cash related to the FFELP Loan Repurchase Facilities as of December 31, 2018.
(2)

Includes $300 million of short-term debt, $2.0 billion of long-term debt and $115 million of restricted cash related to the Private Education Loan Repurchase Facilities as of December 31, 2018. Includes $686 million of short-term debt, $1.3 billion of long-term debt and $96 million of restricted cash related to the Private Education Loan Repurchase Facilities as of December 31, 2017.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Borrowings (Continued)

Secured Facilities and Unsecured Debt

FFELP Loans — Other Facilities

We have various secured borrowing facilities that we use to finance our FFELP Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered FFELP Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from November 2019 to April 2020. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2018, there was approximately $5.6 billion outstanding under these facilities, with approximately $6.0 billion of assets securing these facilities. As of December 31, 2018, the maximum unused capacity under these facilities was $752 million. As of December 31, 2018, we had $332 million of unencumbered FFELP Loans.

FFELP Loan ABS Repurchase Facilities

In 2018, we closed a $0.9 billion FFELP Loan ABS Repurchase Facility that provides liquidity for the acquisition of certain Navient-sponsored auction rate securities. Borrowings under the facility are secured by the auction rate securities. The lenders also have unsecured recourse to Navient Corporation as guarantor for any shortfall in amounts payable. Because the facility is secured by Navient-sponsored instruments issued in previous securitizations, we show the debt as part of FFELP Loan securitizations in the Secured Borrowings table above. As of December 31, 2018, there was approximately $0.2 billion outstanding under this facility.
Private Education Loans — Other Facilities

We have various secured borrowing facilities that we use to finance our Private Education Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered Private Education Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from June 2019 to June 2020. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2018, there was approximately $2.4 billion outstanding under these facilities, with approximately $3.5 billion of assets securing these facilities. As of December 31, 2018, the maximum unused capacity under these facilities was $635 million. As of December 31, 2018, we had $2.6 billion of unencumbered Private Education Loans.

Private Education Loan ABS Repurchase Facilities

     Since the fourth quarter of 2015, we have closed on $3.2 billion of Private Education Loan ABS Repurchase Facilities.  These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. The lenders also have unsecured recourse to Navient Corporation as guarantor for any shortfall in amounts payable. Because these facilities are secured by the Residual Interests in previous securitizations, we show the debt as part of Private Education Loan securitizations in the Secured Borrowings table above. As of December 31, 2018, there was approximately $2.3 billion outstanding.

Senior Unsecured Debt

We issued $500 million, $1.6 billion and $1.3 billion of unsecured debt in 2018, 2017 and 2016, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Borrowings (Continued)

Debt Repurchases

The following table summarizes activity related to our senior unsecured debt and ABS repurchases. “Gains (losses) on debt repurchases” is shown net of hedging-related gains and losses.

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Debt principal repurchased	$2,809	$513	$1,467
Gains (losses) on debt repurchases	19	(3)	1

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Financial Instruments (Continued)

Although we use derivatives to minimize the risk of interest rate and foreign currency changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements related to Navient Corporation contracts generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral the counterparty has posted to us, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2018 and 2017, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $19 million and $24 million, respectively.

Our on-balance sheet securitization trusts have $4.5 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2018. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly-rated counterparties. In addition, the trusts have entered into $5.1 billion notional of interest rates swaps which are primarily used to convert Prime received on securitized education loans to LIBOR paid on the bonds. Our securitization trusts with swaps have ISDA documentation with protections against counterparty risk. The collateral calculations contemplated in the ISDA documentation of our securitization trusts require collateral based on the fair value of the derivative which may be adjusted for additional collateral based on rating agency criteria requirements considered within the collateral agreement. The trusts are not required to post collateral to the counterparties. At December 31, 2018 and 2017, the net positive exposure on swaps in securitization trusts was $7 million and $64 million, respectively.

Accounting for Derivative Instruments

Derivative instruments that are used as part of our interest rate and foreign currency risk management strategy include interest rate swaps, cross-currency interest rate swaps, and interest rate floor contracts with indices that relate to the pricing of specific balance sheet assets and liabilities. The accounting for derivative instruments requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. As more fully described below, if certain criteria are met, derivative instruments are classified and accounted for by us as either fair value or cash flow hedges. If these criteria are not met, the derivative financial instruments are accounted for as trading.

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

Trading Activities

When derivative instruments do not qualify as hedges, they are accounted for as trading instruments where all changes in fair value are recorded through earnings. We sell interest rate floors (Floor Income Contracts) to hedge the embedded Floor Income options in education loan assets. The Floor Income Contracts are written options which have a more stringent hedge effectiveness hurdle to meet. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the pay down of principal of the education loans underlying the Floor Income embedded in those education loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Additionally, the term, the interest rate index and the interest rate index reset frequency of the Floor Income Contracts can be different from that of the education loans. Therefore, Floor Income Contracts do not qualify for hedge accounting treatment and are recorded as trading instruments. Regardless of the accounting treatment, we consider these contracts to be economic hedges for risk management purposes. We use this strategy to minimize our exposure to changes in interest rates.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at December 31, 2018 and 2017, and their impact on other comprehensive income and earnings for 2018, 2017 and 2016.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Dec. 31, 2018	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2017
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$95	$170	$290	$3	$7	$173	$392
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	6	88	—	—	6	88
Total derivative assets(2)		—	95	176	378	3	7	179	480
Derivative Liabilities:
Interest rate swaps	Interest rate	—	(16)	(34)	(102)	(45)	(71)	(79)	(189)
Floor Income Contracts	Interest rate	—	—	—	—	(53)	(74)	(53)	(74)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(639)	(410)	(26)	(44)	(665)	(454)
Other(3)	Interest rate	—	—	—	—	(4)	(18)	(4)	(18)
Total derivative liabilities(2)		—	(16)	(673)	(512)	(128)	(207)	(801)	(735)
Net total derivatives		$—	$79	$(497)	$(134)	$(125)	$(200)	$(622)	$(255)

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

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Gross position	$179	$480	$(801)	$(735)
Impact of master netting agreements	(22)	(42)	22	42
Derivative values with impact of master netting agreements (as carried on balance sheet)	157	438	(779)	(693)
Cash collateral (held) pledged	(266)	(536)	188	235
Net position	$(109)	$(98)	$(591)	$(458)

(3)	“Other” includes derivatives related to our Total Return Swap Facility.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Financial Instruments (Continued)

The above fair values at December 31, 2018 reflect rule changes adopted by clearing organizations that require entities to treat derivative assets, liabilities and the related variation margin as a settlement of the derivative position for legal and accounting purposes, rather than recording these positions on a gross basis with a related collateral receivable or payable. As a result, the tables above reflect a reduction of $183 million of derivative assets and $159 million of derivative liabilities as of December 31, 2018, that previously were reported on a gross basis but are now settled and not subject to collateral.

The above fair values also include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at December 31, 2018 and December 31, 2017 by $26 million and $6 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at December 31, 2018 and December 31, 2017 by $19 million and $30 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Dec. 31, 2018	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2017
Notional Values:
Interest rate swaps	$21.4	$24.1	$10.3	$12.4	$66.9	$72.0	$98.6	$108.5
Floor Income Contracts	—	—	—	—	27.9	21.9	27.9	21.9
Cross-currency interest rate swaps	—	—	4.5	6.7	.2	.3	4.7	7.0
Other(1)	—	—	—	—	.2	.5	.2	.5
Total derivatives	$21.4	$24.1	$14.8	$19.1	$95.2	$94.7	$131.4	$137.9

(1)	“Other” includes derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Total Gains (Losses)(1)
	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Fair Value Hedges(2):
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$(137)	$(214)	$(288)
Gains (losses) recognized in net income on hedged items	162	193	302
Net fair value hedge ineffectiveness gains (losses)	25	(21)	14
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	(311)	921	(319)
Gains (losses) recognized in net income on hedged items	210	(954)	350
Net fair value hedge ineffectiveness gains (losses)	(101)	(33)	31
Total fair value hedges	(76)	(54)	45
Cash Flow Hedges(2):
Interest rate swaps(3)	—	—	—
Total cash flow hedges	—	—	—
Trading
Interest rate swaps	22	8	29
Floor income contracts	15	81	51
Cross currency interest rate swaps	(3)	2	5
Other	4	(15)	(13)
Total trading derivatives	38	76	72
Gains (losses) on derivative and hedging activities, net	$(38)	$22	$117

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.
(2)	The accrued interest income (expense) on fair value hedges and cash flow hedges is recorded in net interest income (expense) and is excluded from this table.
(3)	Represents ineffectiveness related to cash flow hedges.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Total gains (losses) on cash flow hedges	$50	$25	$26
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)(2)	(11)	30	31
Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$39	$55	$57

(1)	Includes net settlement income/expense.
(2)	We expect to reclassify $3 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to amortization of terminated hedge relationships.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties.

(Dollars in millions)	December 31, 2018	December 31, 2017
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$266	$536
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	90	297
Total collateral held	$356	$833
Derivative asset at fair value including accrued interest	$210	$618
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$188	$235
Total collateral pledged	$188	$235
Derivative liability at fair value including accrued interest and premium receivable	$752	$659

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $87 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	December 31, 2018	December 31, 2017
Accrued interest receivable	$1,999	$1,965
Benefit and insurance-related investments	470	481
Income tax asset, net (current and deferred)	271	380
Derivatives at fair value	157	438
Fixed assets, net	136	156
Accounts receivable	95	108
Other loans, net	69	59
Other	207	438
Total	$3,404	$4,025

9.   Stockholders’ Equity

Common Stock

Our shareholders have authorized the issuance of 1.125 billion shares of common stock. The par value of Navient common stock is $0.01 per share. At December 31, 2018, 247 million shares were issued and outstanding and 22 million shares were unissued but encumbered for outstanding stock options, restricted stock units, performance stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in “Note 11 — Stock-Based Compensation Plans and Arrangements.”

Dividend and Share Repurchase Program

In 2018, 2017 and 2016, we paid full-year common stock dividends of $0.64 per share.

In 2018, 2017 and 2016, we repurchased 17.4 million, 29.6 million and 59.6 million shares of common stock, respectively, for $220 million, $440 million and $755 million, respectively. Our board of directors authorized a new $500 million share repurchase program in September 2018. As of December 31, 2018, the remaining common share repurchase authority was $440 million.

The following table summarizes our common share repurchases and issuances.

	Years Ended December 31,
	2018	2017	2016
Common stock repurchased(1)	17,443,351	29,646,374	59,625,325
Average purchase price per share	$12.64	$14.85	$12.68
Shares repurchased related to employee stock-based compensation plans(2)	3,829,629	1,847,651	3,197,355
Average purchase price per share	$13.71	$15.40	$13.21
Common shares issued(3)	5,659,681	3,680,479	5,476,010

(1)	Common shares purchased under our share repurchase program.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 31, 2018 was $8.81.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Years Ended December 31,
(In millions, except per share data)	2018	2017	2016
Numerator:
Net income	$395	$292	$681
Denominator:
Weighted average shares used to compute basic EPS	260	275	316
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units and Employee Stock Purchase Plan (“ESPP”)(1)	4	6	6
Dilutive potential common shares(2)	4	6	6
Weighted average shares used to compute diluted EPS	264	281	322
Basic earnings per common share	$1.52	$1.06	$2.15
Diluted earnings per common share	$1.49	$1.04	$2.12

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the years ended December 31, 2018, 2017 and 2016, stock options covering approximately 6 million, 5 million and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

11.   Stock-Based Compensation Plans and Arrangements

We have one active stock-based incentive plan that provides for grants of equity awards to our employees and non-employee directors in various forms including stock options, restricted stock awards, restricted stock units and performance stock units. We also maintain an ESPP. Shares issued under these plans may be either shares reacquired by us or shares that are authorized but unissued. Our Navient Corporation 2014 Omnibus Incentive Plan became effective on April 7, 2014, and 55 million shares are authorized to be issued from this plan as of December 31, 2018. Our Navient Corporation ESPP became effective on May 1, 2014, and 1 million shares are authorized to be issued from this plan as of December 31, 2018.

For most awards, expense generally is recognized ratably over the vesting period net of estimated forfeitures, unless the employee meets certain retirement eligibility criteria. For employee awards that meet retirement eligibility criteria, we record the expense generally upon grant and for employees that become retirement eligible during the vesting period, we recognize expense from the grant date to the date on which the employee becomes retirement eligible. The total stock-based compensation cost recognized in 2018, 2017 and 2016 was $25 million, $35 million and $26 million, respectively. As of December 31, 2018, there was $12 million of total unrecognized compensation expense related to unvested stock awards, which is expected to be recognized over a weighted average period of 1.8 years.

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

The fair values of the options granted in 2018, 2017 and 2016 were estimated as of the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2018	2017	2016
Expected life of the option	3.2 years	3.0 years	3.0 years
Expected volatility	36%	34%	30%
Risk-free interest rate	2.27%	1.44%	.90%
Expected dividend rate	4.70%	4.13%	6.97%
Weighted average fair value of options granted	$2.59	$2.69	$1.01

The expected life is based in general on observed historical exercise patterns of SLM Corporation’s employees pre-Spin-Off (excluding employees who transitioned to SLM Bank) and Navient’s employees post-Spin-Off. The expected volatility is based in general on implied volatility from publicly-traded options on our stock at the grant date and historical volatility of our stock consistent with the expected life of the option. The risk-free interest rate is based on the U.S. Treasury spot rate at the grant date consistent with the expected life of the option. The dividend yield is based on the projected annual dividend payment per share based on the dividend amount at the grant date, divided by the stock price at the grant date.

The following table summarizes Navient’s stock option activity in 2018.

(Dollars in millions, except per share data)	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2017	14,183,726	$12.48
Granted	1,551,307	13.63
Exercised(2)	(3,715,212)	10.53
Canceled	(844,931)	16.69
Outstanding at December 31, 2018(3)	11,174,890	$12.97	1.8 yrs.	$4
Exercisable at December 31, 2018	7,500,940	$13.24	1.2 yrs.	$4

(1)

The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2018 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2018.

(2)	The total intrinsic value of Navient stock options exercised was $12 million, $9 million and $13 million for 2018, 2017 and 2016, respectively.
(3)	As of December 31, 2018, there was $1 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.9 years.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Stock-Based Compensation Plans and Arrangements (Continued)

The following table summarizes Navient’s restricted stock activity in 2018.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	—	$—
Granted	55,503	13.56
Vested(1)	(36,429)	13.52
Canceled	(19,074)	13.63
Non-vested at December 31, 2018(2)	—	$—

(1)	The total fair value of Navient shares that vested was $1 million, $1 million and $1 million for 2018, 2017 and 2016, respectively.
(2)	As of December 31, 2018, there was no unrecognized compensation cost related to restricted stock.

Restricted Stock Units and Performance Stock Units

Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are equity awards granted to employees that entitle the holder to shares of our common stock when the award vests. RSUs generally are time-vested, with one-third vesting per year beginning with the first anniversary of the grant date, while PSUs vest based on achieving certain corporate performance goals over a three-year performance period. Outstanding RSUs and PSUs are entitled to dividend equivalent units that vest subject to the same vesting requirements as the underlying award. The fair value of RSUs and PSUs is based on our stock price at the grant date.

The following table summarizes Navient’s RSU and PSU activity in 2018.

	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	4,428,305	$13.33
Granted	1,884,580	12.97
Vested and converted to common stock(1)	(1,598,227)	13.87
Forfeited	(226,323)	21.65
Canceled	(228,564)	12.89
Outstanding at December 31, 2018(2)	4,259,771	$12.55

(1)	The total fair value of Navient RSUs and PSUs that vested and converted to common stock was $22 million, $23 million and $30 million for 2018, 2017 and 2016, respectively.
(2)	As of December 31, 2018, there was $11 million of unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted average period of 1.8 years.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FFELP Loans

The significant assumptions used to determine fair value of our FFELP Loans are prepayment speeds, default rates, cost of funds, discount rate, capital levels and expected Repayment Borrower Benefits to be earned. In addition, the Floor Income component of our FFELP Loan portfolio is valued with option models using both observable market inputs and internally developed inputs. A number of significant inputs into the models are internally derived and not observable in active markets. While the resulting fair value can be validated against market transactions where we are a participant, these markets are not considered active. As such, these are level 3 valuations.

Private Education Loans

The significant assumptions used to determine fair value of our Private Education Loans are prepayment speeds, default rates, recovery rates, cost of funds, discount rate and capital levels. A number of significant inputs into the models are internally derived and not observable in active markets. While the resulting fair value can be validated against market transactions where we are a participant, these markets are not considered active. As such, these are level 3 valuations.

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

When determining the fair value of derivatives, we take into account counterparty credit risk for positions where there is exposure to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty, including spreads from credit default swaps. When the counterparty has exposure to us under derivatives with us, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our credit risk. While trusts that contain derivatives are not required to post collateral, when the counterparty is exposed to the trust the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. The net credit risk adjustment (adjustments for our exposure to counterparties net of adjustments for the counterparties’ exposure to us) decreased the valuations at December 31, 2018 by $26 million.

Inputs specific to each class of derivatives disclosed in the table below are as follows:

•

Interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives that swap fixed interest payments for LIBOR interest payments (or vice versa) and derivatives swapping quarterly reset LIBOR for daily reset LIBOR or one-month LIBOR were valued using the LIBOR swap yield curve which is an observable input from an active market. These derivatives are level 2 fair value estimates in the hierarchy. Other derivatives swapping LIBOR interest payments for another variable interest payment (primarily Prime) are valued using the LIBOR swap yield curve and observable market spreads for the specified index. The markets for these swaps are generally illiquid as indicated by a wide bid/ask spread. The adjustment made for liquidity decreased the valuations by $19 million at December 31, 2018. These derivatives are level 3 fair value estimates.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During 2018 and 2017, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	December 31, 2018				December 31, 2017
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Other	$—	$—	$—	$—	$—	$2	$—	$2
Total available-for-sale investments	—	—	—	—	—	2	—	2
Derivative instruments:(1)
Interest rate swaps	—	171	2	173	—	388	4	392
Cross-currency interest rate swaps	—	—	6	6	—	—	88	88
Total derivative assets(2)	—	171	8	179	—	388	92	480
Total	$—	$171	$8	$179	$—	$390	$92	$482
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$(50)	$(29)	$(79)	$—	$(144)	$(45)	$(189)
Floor Income Contracts	—	(53)	—	(53)	—	(74)	—	(74)
Cross-currency interest rate swaps	—	(26)	(639)	(665)	—	(44)	(410)	(454)
Other	—	—	(4)	(4)	—	—	(18)	(18)
Total derivative liabilities(2)	—	(129)	(672)	(801)	—	(262)	(473)	(735)
Total	$—	$(129)	$(672)	$(801)	$—	$(262)	$(473)	$(735)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See “Note 7 — Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
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

	Year Ended December 31, 2018
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(41)	$(322)	$(18)	$(381)
Total gains/(losses):
Included in earnings(1)	11	(433)	8	(414)
Included in other comprehensive income	—	—	—	—
Settlements	3	122	6	131
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(27)	$(633)	$(4)	$(664)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$13	$(284)	$14	$(257)

	Year Ended December 31, 2017
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(46)	$(1,243)	$(13)	$(1,302)
Total gains/(losses):
Included in earnings(1)	—	803	(15)	788
Included in other comprehensive income	—	—	—	—
Settlements	5	118	10	133
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(41)	$(322)	$(18)	$(381)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$5	$795	$(5)	$795

	Year Ended December 31, 2016
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(44)	$(903)	$(2)	$(949)
Total gains/(losses):
Included in earnings(1)	3	(428)	(14)	(439)
Included in other comprehensive income	—	—	—	—
Settlements	3	88	3	94
Transfers in and/or out of level 3(3)	(8)	—	—	(8)
Balance, end of period	$(46)	$(1,243)	$(13)	$(1,302)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$7	$(340)	$(11)	$(344)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Gains (losses) on derivative and hedging activities, net	$(292)	$906	$(351)
Interest expense	(122)	(118)	(88)
Total	$(414)	$788	$(439)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.
(3)	Consumer Price Index/LIBOR basis swaps were transferred from level 3 to level 2 in the fourth quarter of 2016 due to the conclusion that these swaps now trade in an active market.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at December 31, 2018	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Prime/LIBOR basis swaps	$(27)	Discounted cash flow	Constant Prepayment Rate	7%
			Bid/ask adjustment to discount rate	.08% — .08% (.08%)
Cross-currency interest rate swaps	(633)	Discounted cash flow	Constant Prepayment Rate	4%
Other	(4)
Total	$(664)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2018			December 31, 2017
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$72,074	$72,253	$(179)	$82,271	$81,703	$568
Private Education Loans	22,958	22,245	713	24,421	23,419	1,002
Cash and investments(1)	5,488	5,488	—	5,034	5,034	—
Total earning assets	100,520	99,986	534	111,726	110,156	1,570
Interest-bearing liabilities
Short-term borrowings	5,418	5,422	4	4,783	4,771	(12)
Long-term borrowings	92,173	93,519	1,346	104,921	105,012	91
Total interest-bearing liabilities	97,591	98,941	1,350	109,704	109,783	79
Derivative financial instruments
Floor Income Contracts	(53)	(53)	—	(74)	(74)	—
Interest rate swaps	94	94	—	203	203	—
Cross-currency interest rate swaps	(659)	(659)	—	(366)	(366)	—
Other	(4)	(4)	—	(18)	(18)	—
Excess of net asset fair value over carrying value			$1,884			$1,649

(1)

“Cash and investments” includes available-for-sale investments whose cost basis is $0 million and $2 million at December 31, 2018 and 2017, respectively, versus a fair value of $0 million and $2 million at December 31, 2018 and 2017, respectively.

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

In January 2017, the Consumer Financial Protection Bureau (the “CFPB”) and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the CFPA, FCRA, FDCPA and various state consumer protection laws. In October 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC (“Solutions”), containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. Additionally, the Attorneys General for the States of California and Mississippi recently initiated similar actions against the Company and certain subsidiaries alleging violations of various state and federal consumer protection laws. We refer to the Illinois, Pennsylvania, Washington, California, and Mississippi Attorneys General collectively as the “State Attorneys General.” In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. As the Company has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. We therefore have denied these allegations and intend to vigorously defend against the allegations in each of these cases. For additional information on these civil actions, please refer to section entitled “Regulatory Matters” below.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Commitments, Contingencies and Guarantees (Continued)

At this point in time, the Company is unable to anticipate the timing of a resolution or the impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Commitments, Contingencies and Guarantees (Continued)

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the terms, conditions and limitations set forth in the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. Navient has asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. Navient has no additional reserves related to indemnification matters with SLM BankCo as of December 31, 2018.

     OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. In September 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG in August 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. In August 2016, we filed our notice of appeal to the Administrative Actions and Appeals Service Group of ED. A hearing was held in April 2017 and a ruling has not yet been issued. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 and does not believe, at this time, that an adverse ruling would have a material effect on the Company as a whole.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2018	2017	2016
Statutory rate	21.0%	35.0%	35.0%
DTA Remeasurement Loss(1)	—	27.2	—
State tax, net of federal benefit	3.9	.7	3.8
Other, net	.3	(1.1)	(.3)
Effective tax rate	25.2%	61.8%	38.5%

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

Income tax expense consists of:

	December 31,
(Dollars in millions)	2018	2017	2016
Current provision/(benefit):
Federal	$71	$77	$246
State	13	(3)	47
Foreign	3	3	1
Total current provision/(benefit)	87	77	294
Deferred provision/(benefit):
Federal	33	385	115
State	13	11	18
Foreign	—	(1)	—
Total deferred provision/(benefit)	46	395	133
Provision for income tax expense/(benefit)	$133	$472	$427

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
(Dollars in millions)	2018	2017
Deferred tax assets:
Loan reserves	$292	$317
Education loan premiums and discounts, net	48	52
Operating loss and credit carryovers	18	22
Stock-based compensation plans	16	18
Accrued expenses not currently deductible	14	24
Other	18	14
Total deferred tax assets	406	447
Deferred tax liabilities:
Market value adjustments on education loans, investments and derivatives	46	14
Acquired intangible assets	12	3
Original issue discount on borrowings	7	11
Debt repurchases	6	8
Other	13	19
Total deferred tax liabilities	84	55
Net deferred tax assets	$322	$392

Included in operating loss and credit carryovers is a valuation allowance of $43 million and $42 million as of December 31, 2018 and 2017, respectively, against a portion of the Company’s federal and state deferred tax assets. The valuation allowance is primarily attributable to deferred tax assets for federal and state net operating loss carryforwards that management believes it is more likely than not will expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e. capital or ordinary) during the period in which the temporary differences become deductible. Factors generally considered by management include (but are not limited to): any changes in economic conditions, the scheduled reversals of deferred tax liabilities, and the history of positive taxable income available for net operating loss carrybacks in evaluating the realizability of the deferred tax assets.

As of December 31, 2018, we have gross federal net operating loss (“NOL”) carryforwards of $78 million (which begin to expire in 2031) and gross state NOL carryforwards of $640 million (which begin to expire in 2021). Tax-effected NOL amounts of $16 million (federal) and $42 million (state) have corresponding valuation allowances of $0 million (federal) and $40 million (state).

As of December 31, 2018, we have gross federal and state capital loss carryforwards of $10 million (which begin to expire in 2021).  Tax-effected capital loss amount of $3 million (federal and state) has a corresponding valuation allowance of $3 million (federal and state).

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes

The following table summarizes changes in unrecognized tax benefits:

	December 31,
(Dollars in millions)	2018	2017	2016
Unrecognized tax benefits at beginning of year	$57.4	$73.0	$56.3
Increases resulting from tax positions taken during a prior period	8.0	.7	19.9
Decreases resulting from tax positions taken during a prior period	(.3)	(1.8)	(5.6)
Increases resulting from tax positions taken during the current period	3.8	4.4	4.4
Decreases related to settlements with taxing authorities	(1.4)	(5.1)	(.1)
Increases related to settlements with taxing authorities	—	—	—
Reductions related to the lapse of statute of limitations	(1.8)	(13.8)	(1.9)
Unrecognized tax benefits at end of year	$65.7	$57.4	$73.0

As of December 31, 2018, the gross unrecognized tax benefits are $65.7 million. Included in the $65.7 million are $51.9 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

The Company or one of its subsidiaries files income tax returns at the U.S. federal level, in most U.S. states, and various foreign jurisdictions. All periods prior to 2015 are closed for federal examination purposes. Various combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years). We do not expect the resolution of open audits to have a material impact on our unrecognized tax benefits.

15.   Revenue from Contracts with Customers Accounted in Accordance with ASC 606

We account for certain contract revenue in accordance with ASC 606. Servicing contract revenue is not accounted for under ASC 606. Contract revenue earned by our Federal Education Loans segment is derived from asset recovery activities related to the collection of delinquent education loans on behalf of ED, Guarantor agencies and other institutions. Revenue earned by our Business Processing segment is derived from government services, which includes receivables management services and account processing solutions, and healthcare services, which includes revenue cycle management services.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Revenue from Contracts with Customers Accounted in Accordance with ASC 606 (Continued)

The following tables illustrate the disaggregation of revenue from contracts accounted for under ASC 606 with customers according to service type and client type by reportable operating segment.

     Revenue by Service Type

	Year Ended December 31, 2018
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$91	$—	$91
Government services	—	175	175
Healthcare services	—	93	93
Total	$91	$268	$359

     Revenue by Client Type

	Year Ended December 31, 2018
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue
Federal government	$21	$7	$28
Guarantor agencies	58	—	58
Other institutions	12	—	12
State and local government	—	92	92
Tolling authorities	—	76	76
Hospitals and other healthcare providers	—	93	93
Total	$91	$268	$359

As of January 1, 2018, and December 31, 2018, there was $63 million and $74 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Segment Reporting

In the fourth quarter of 2017, Navient entered the Private Education Refinance Loan origination market. This new activity changed the way the Company manages the business, reviews operating performance and allocates resources.  This resulted in the following four new reportable operating segments, effective first-quarter 2018: (1) Federal Education Loans (2) Consumer Lending (3) Business Processing and (4) Other.  In connection with this change in reportable operating segments, there was also a change in how unallocated shared services expense is defined (which was previously referred to as overhead expense).

The following table shows the realignment of our business lines (operating segments) from the prior reportable operating segments to the new reportable operating segments:

Business Lines	New Reportable Operating Segment	Prior Reportable Operating Segment
FFELP Loans	Federal Education Loans	FFELP Loans
Federal Education Loans-Servicing	Federal Education Loans	Business Services
Federal Education Loans-Asset Recovery	Federal Education Loans	Business Services

Private Education Refinance Loans	Consumer Lending	Private Education Loans
Private Education Loans-Other	Consumer Lending	Private Education Loans

Non-Education Government Services	Business Processing	Business Services
Non-Education Healthcare Services	Business Processing	Business Services

Unallocated Shared Services Expenses	Other	Other
Corporate Liquidity Portfolio	Other	Other

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

Federal Education Loans Segment

In this segment, Navient holds and acquires FFELP Loans and performs servicing and asset recovery services on its own loan portfolio, federal education loans owned by ED and other institutions. Although FFELP Loans are no longer originated, we continue to pursue acquisitions of FFELP Loan portfolios as well as servicing and asset recovery services contracts. These acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the FFELP Loan portfolio (after provision for loan losses) as well as servicing and asset recovery services revenue. This segment is expected to generate significant amounts of earnings and cash flow over the remaining life of the portfolio.

The following table includes GAAP-basis asset information for our Federal Education Loans segment.

	December 31,
(Dollars in millions)	2018	2017
FFELP Loans, net	$72,253	$81,703
Cash and investments(1)	3,368	2,821
Other	2,100	2,601
Total assets	$77,721	$87,125

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Segment Reporting (Continued)

Consumer Lending Segment

In this segment, Navient holds, originates and acquires consumer loans and performs servicing activities on its own education loan portfolio. Originations and acquisitions leverage our servicing scale and generate incremental earnings and cash flow. In this segment, we generate revenue primarily through net interest income on the Private Education Loan portfolio (after provision for loan losses). This segment is expected to generate significant amounts of earnings and cash flow over the remaining life of the portfolio.

The following table includes GAAP-basis asset information for our Consumer Lending segment.

	December 31,
(Dollars in millions)	2018	2017
Private Education Loans, net	$22,245	$23,419
Cash and investments(1)	732	706
Other	1,076	1,143
Total assets	$24,053	$25,268

(1)	Includes restricted cash and investments.

Business Processing Segment

In this segment, Navient performs revenue cycle management and business processing services for over 600 non-education related government and healthcare clients. Our integrated solutions technology and superior data driven approach allows state governments, agencies, court systems, municipalities, and toll authorities (Government Services) to reduce their operating expenses while maximizing revenue opportunities. Healthcare services include revenue cycle outsourcing, accounts receivable management, extended business office support and consulting engagements. We offer customizable solutions for our clients that include non-profit/religious-affiliated hospital systems, teaching hospitals, urban medical centers, for-profit healthcare systems, critical access hospitals, children’s hospitals and large physician groups.

At December 31, 2018 and 2017, the Business Processing segment had total assets of $448 million and $466 million, respectively, on a GAAP basis.

Other Segment

Our Other segment primarily consists of our corporate liquidity portfolio and the repurchase of debt, unallocated expenses of shared services, restructuring/other reorganization expenses, and the deferred tax asset remeasurement loss recognized due to the enactment of the TCJA in the fourth quarter of 2017.

Unallocated expenses of shared services are comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related costs, stock-based compensation expense, and information technology costs related to infrastructure and operations. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with regulatory matters.

At December 31, 2018 and 2017, the Other segment had total assets of $2.0 billion and $2.1 billion, respectively, on a GAAP basis.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Segment Reporting (Continued)

Measure of Profitability

We prepare financial statements and present financial results in accordance with GAAP. However, we also evaluate our business segments and present financial results on a basis that differs from GAAP. We refer to this different basis of presentation as Core Earnings. We provide this Core Earnings basis of presentation on a consolidated basis and for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also refer to this information in our presentations with credit rating agencies, lenders and investors. Because our Core Earnings basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide Core Earnings disclosure in the notes to our consolidated financial statements for our business segments.

Core Earnings are not a substitute for reported results under GAAP. We use Core Earnings to manage our business segments because Core Earnings reflect adjustments to GAAP financial results for two items, discussed below, that are mostly due to timing factors generally beyond the control of management. Accordingly, we believe that Core Earnings provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information because we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. When compared to GAAP results, the two items we remove to result in our Core Earnings presentations are:

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$3,080	$1,778	$—	$—	$4,858	$17	$(70)	$(53)	$4,805
Other loans	4	2	—	—	6	—	—	—	6
Cash and investments	46	13	—	38	97	—	—	—	97
Total interest income	3,130	1,793	—	38	4,961	17	(70)	(53)	4,908
Total interest expense	2,467	1,013	—	192	3,672	8	(12)	(4)	3,668
Net interest income (loss)	663	780	—	(154)	1,289	9	(58)	(49)	1,240
Less: provisions for loan losses	70	300	—	—	370	—	—	—	370
Net interest income (loss) after provisions for loan losses	593	480	—	(154)	919	9	(58)	(49)	870
Other income (loss):
Servicing revenue	262	12	—	—	274	—	—	—	274
Asset recovery and business processing revenue	163	—	267	—	430	—	—	—	430
Other income (loss)	24	—	—	6	30	(22)	(29)	(51)	(21)
Gains on debt repurchases	—	—	—	9	9	13	(3)	10	19
Total other income (loss)	449	12	267	15	743	(9)	(32)	(41)	702
Expenses:
Direct operating expenses	298	169	229	—	696	—	—	—	696
Unallocated shared services expenses	—	—	—	288	288	—	—	—	288
Operating expenses	298	169	229	288	984	—	—	—	984
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	47	47	47
Restructuring/other reorganization expenses	—	—	—	13	13	—	—	—	13
Total expenses	298	169	229	301	997	—	47	47	1,044
Income (loss) before income tax expense (benefit)	744	323	38	(440)	665	—	(137)	(137)	528
Income tax expense (benefit)(2)	164	71	8	(97)	146	—	(13)	(13)	133
Net income (loss)	$580	$252	$30	$(343)	$519	$—	$(124)	$(124)	$395

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(49)	$—	$(49)
Total other income (loss)	(41)	—	(41)
Goodwill and acquired intangible asset impairment and amortization	—	47	47
Total Core Earnings adjustments to GAAP	$(90)	$(47)	(137)
Income tax expense (benefit)			(13)
Net income (loss)			$(124)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Segment Reporting (Continued)

	Year Ended December 31, 2017
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$2,679	$1,634	$—	$—	$4,313	$69	$(55)	$14	$4,327
Other loans	13	—	—	—	13	—	—	—	13
Cash and investments	29	5	—	9	43	—	—	—	43
Total interest income	2,721	1,639	—	9	4,369	69	(55)	14	4,383
Total interest expense	2,022	825	—	143	2,990	(8)	(11)	(19)	2,971
Net interest income (loss)	699	814	—	(134)	1,379	77	(44)	33	1,412
Less: provisions for loan losses	44	382	—	—	426	—	—	—	426
Net interest income (loss) after provisions for loan losses	655	432	—	(134)	953	77	(44)	33	986
Other income (loss):
Servicing revenue	280	10	—	—	290	—	—	—	290
Asset recovery and business processing revenue	263	—	212	—	475	—	—	—	475
Other income (loss)	3	—	—	16	19	(77)	89	12	31
Gains on sales of loans and investments	3	—	—	—	3	—	—	—	3
Losses on debt repurchases	—	—	—	(3)	(3)	—	—	—	(3)
Total other income (loss)	549	10	212	13	784	(77)	89	12	796
Expenses:
Direct operating expenses	316	156	187	—	659	—	—	—	659
Unallocated shared services expenses	—	—	—	307	307	—	—	—	307
Operating expenses	316	156	187	307	966	—	—	—	966
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	23	23	23
Restructuring/other reorganization expenses	—	—	—	29	29	—	—	—	29
Total expenses	316	156	187	336	995	—	23	23	1,018
Income (loss) before income tax expense (benefit)	888	286	25	(457)	742	—	22	22	764
Income tax expense (benefit)(2)	321	103	9	58	491	—	(19)	(19)	472
Net income (loss)	$567	$183	$16	$(515)	$251	$—	$41	$41	$292

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$33	$—	$33
Total other income (loss)	12	—	12
Goodwill and acquired intangible asset impairment and amortization	—	23	23
Total Core Earnings adjustments to GAAP	$45	$(23)	22
Income tax expense (benefit)			(19)
Net income (loss)			$41

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment with the impact of the DTA Remeasurement Loss included in the Other segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Segment Reporting (Continued)

	Year Ended December 31, 2016
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$2,395	$1,587	$—	$—	$3,982	$247	$(114)	$133	$4,115
Other loans	9	—	—	—	9	—	—	—	9
Cash and investments	16	2	—	4	22	—	—	—	22
Total interest income	2,420	1,589	—	4	4,013	247	(114)	133	4,146
Total interest expense	1,597	704	—	109	2,410	31	—	31	2,441
Net interest income (loss)	823	885	—	(105)	1,603	216	(114)	102	1,705
Less: provisions for loan losses	46	383	—	—	429	—	—	—	429
Net interest income (loss) after provisions for loan losses	777	502	—	(105)	1,174	216	(114)	102	1,276
Other income (loss):
Servicing revenue	289	15	—	—	304	—	—	—	304
Asset recovery and business processing revenue	216	—	174	—	390	—	—	—	390
Other income (loss)	—	—	—	14	14	(216)	326	110	124
Gains on debt repurchases	—	—	—	1	1	—	—	—	1
Total other income (loss)	505	15	174	15	709	(216)	326	110	819
Expenses:
Direct operating expenses	366	149	149	—	664	—	—	—	664
Unallocated shared services expenses	—	—	—	287	287	—	—	—	287
Operating expenses	366	149	149	287	951	—	—	—	951
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	36	36	36
Restructuring/other reorganization expenses	—	—	—	—	—	—	—	—	—
Total expenses	366	149	149	287	951	—	36	36	987
Income (loss) before income tax expense (benefit)	916	368	25	(377)	932	—	176	176	1,108
Income tax expense (benefit)(2)	338	137	9	(139)	345	—	82	82	427
Net income (loss)	$578	$231	$16	$(238)	$587	$—	$94	$94	$681

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2016
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$102	$—	$102
Total other income (loss)	110	—	110
Goodwill and acquired intangible asset impairment and amortization	—	36	36
Total Core Earnings adjustments to GAAP	$212	$(36)	176
Income tax expense (benefit)			82
Net income (loss)			$94

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Core Earnings net income	$519	$251	$587
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	(90)	45	212
Net impact of goodwill and acquired intangible assets(2)	(47)	(23)	(36)
Net income tax effect(3)	13	19	(82)
Total Core Earnings adjustments to GAAP	(124)	41	94
GAAP net income	$395	$292	$681

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Quarterly Financial Information (unaudited)

	2018
(Dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$329	$298	$306	$307
Less: provisions for loan losses	87	112	85	85
Net interest income after provisions for loan losses	242	186	221	222
Other income	163	176	203	196
Gains (losses) on derivative and hedging activities, net	48	(40)	2	(48)
Operating expenses	275	201	255	252
Goodwill and acquired intangible asset impairment and amortization expense	9	6	23	8
Restructuring/other reorganization expenses	7	2	1	4
Income tax expense	36	30	33	34
Net income	$126	$83	$114	$72
Basic earnings per common share	$.48	$.31	$.44	$.28
Diluted earnings per common share	$.47	$.31	$.43	$.28

	2017
(Dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$340	$351	$355	$366
Less: provisions for loan losses	107	105	105	109
Net interest income after provisions for loan losses	233	246	250	257
Other income	168	187	238	181
Gains (losses) on derivative and hedging activities, net	(16)	(25)	25	38
Operating expenses	238	230	238	260
Goodwill and acquired intangible asset impairment and amortization expense	6	6	6	5
Restructuring/other reorganization expenses	—	—	—	29
Income tax expense	53	60	93	266
Net income (loss)	$88	$112	$176	$(84)
Basic earnings (loss) per common share	$.31	$.40	$.65	$(.32)
Diluted earnings (loss) per common share	$.30	$.39	$.64	$(.32)

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

Trigger Date	Borrower Rate	Maximum Borrower Rate	Interest Rate Margin
Before 10/01/81	9%	N/A	N/A
From 10/01/81 through 10/31/82	14%	N/A	N/A
From 11/01/82 through 06/30/87	12%	N/A	N/A
From 07/01/87 through 09/30/92	1-year Index + Interest Rate Margin	12%	3.25%
From 10/01/92 through 06/30/94	1-year Index + Interest Rate Margin	PLUS 10%, SLS 11%	3.10%
From 07/01/94 through 06/30/98	1-year Index + Interest Rate Margin	9%	3.10%
From 07/01/98 through 06/30/06	91-day Treasury + Interest Rate Margin	9%	3.10%
From 07/01/06	8.5%	8.5%	N/A

A holder of a PLUS or SLS Loan is eligible to receive special allowance payments during any quarter if:

•	the borrower rate is set at the maximum borrower rate and
•	the sum of the average of the bond equivalent rates of 91-day Treasury bills auctioned during that quarter and the applicable interest rate margin exceeds the maximum borrower rate.

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

Core Earnings — We prepare financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In addition to evaluating our GAAP-based financial information, management evaluates the business segments on a basis that, as allowed under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” differs from GAAP. We refer to management’s basis of evaluating its segment results as Core Earnings presentations for each business segment and refer to these performance measures in its presentations with credit rating agencies and lenders. While Core Earnings results are not a substitute for reported results under GAAP, we rely on Core Earnings performance measures in operating each business segment because we believe these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

Core Earnings performance measures are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a Core Earnings basis by reportable segment, as these are the measures used regularly by our chief operating decision makers. Core Earnings performance measures are used in developing our financial plans, tracking results, and establishing corporate performance targets and incentive compensation. Management believes this information provides additional insight into the financial performance of our core business activities. Core Earnings performance measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Our Core Earnings presentation does not represent another comprehensive basis of accounting.

See “Note 16 — Segment Reporting” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Core Earnings” for further discussion of the differences between Core Earnings and GAAP, as well as reconciliations between Core Earnings and GAAP.

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