Form 10-Q
period 2019-03-31
NAVIENT CORP
filed 2019-05-03
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.01 per share	NAVI	The NASDAQ Global Select Market
6% Senior Notes due December 15, 2043	JSM	The NASDAQ Global Select Market

As of April 8, 2019, there were 239,307,852 shares of common stock outstanding.

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
FFELP Loans (net of allowance for losses of $67 and $76, respectively)	$69,908	$72,253
Private Education Loans (net of allowance for losses of $1,178 and $1,201, respectively)	22,141	22,245
Investments	207	226
Cash and cash equivalents	1,206	1,286
Restricted cash and cash equivalents	3,014	3,976
Goodwill and acquired intangible assets, net	780	786
Other assets	3,323	3,404
Total assets	$100,579	$104,176
Liabilities
Short-term borrowings	$7,505	$5,422
Long-term borrowings	88,140	93,519
Other liabilities	1,491	1,688
Total liabilities	97,136	100,629
Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 450 million and 445 million shares issued, respectively	4	4
Additional paid-in capital	3,174	3,145
Accumulated other comprehensive income (net of tax expense of $13 and $35, respectively)	43	113
Retained earnings	3,303	3,218
Total Navient Corporation stockholders’ equity before treasury stock	6,524	6,480
Less: Common stock held in treasury at cost: 210 million and 198 million shares, respectively	(3,094)	(2,961)
Total Navient Corporation stockholders’ equity	3,430	3,519
Noncontrolling interest	13	28
Total equity	3,443	3,547
Total liabilities and equity	$100,579	$104,176

Supplemental information — assets and liabilities of consolidated variable interest entities:

	March 31, 2019	December 31, 2018
FFELP Loans	$69,443	$71,921
Private Education Loans	19,029	19,698
Restricted cash	2,970	3,928
Other assets, net	928	956
Short-term borrowings	4,927	4,341
Long-term borrowings	78,805	82,738
Net assets of consolidated variable interest entities	$8,638	$9,424

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Interest income:
FFELP Loans	$763	$723
Private Education Loans	443	431
Other loans	1	1
Cash and investments	27	17
Total interest income	1,234	1,172
Total interest expense	949	843
Net interest income	285	329
Less: provisions for loan losses	76	87
Net interest income after provisions for loan losses	209	242
Other income (loss):
Servicing revenue	62	69
Asset recovery and business processing revenue	119	109
Other income (loss)	16	(15)
Gains on debt repurchases	15	—
Gains on derivative and hedging activities, net	7	48
Total other income	219	211
Expenses:
Salaries and benefits	128	134
Other operating expenses	128	141
Total operating expenses	256	275
Goodwill and acquired intangible asset impairment and amortization expense	7	9
Restructuring/other reorganization expenses	1	7
Total expenses	264	291
Income before income tax expense	164	162
Income tax expense	36	36
Net income	$128	$126
Basic earnings per common share	$.52	$.48
Average common shares outstanding	244	264
Diluted earnings per common share	$.52	$.47
Average common and common equivalent shares outstanding	247	269
Dividends per common share	$.16	$.16

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$128	$126
Other comprehensive income:
Gains (losses) on derivatives	(91)	131
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)	(1)	—
Total gains (losses) on derivatives	(92)	131
Income tax benefit (expense)	22	(32)
Other comprehensive income (loss), net of tax	(70)	99
Total comprehensive income	$58	$225

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2017	439,718,145	(176,667,573)	263,050,572	$4	$3,077	$61	$3,004	$(2,692)	$3,454	$31	$3,485
Comprehensive income:
Net income	—	—	—	—	—	—	126	—	126	—	126
Other comprehensive income (loss), net of tax	—	—	—	—	—	99	—	—	99	—	99
Total comprehensive income	—	—	—	—	—	—	—	—	225	—	225
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(42)	—	(42)	—	(42)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	5,021,067	—	5,021,067	—	37	—	—	—	37	—	37
Stock-based compensation expense	—	—	—	—	13	—	—	—	13	—	13
Common stock repurchased	—	—	—	—	—	—	—	—	—	—	—
Shares repurchased related to employee stock-based compensation plans	—	(3,465,135)	(3,465,135)	—	—	—	—	(48)	(48)	—	(48)
Reclassification from adoption of ASU No. 2018-02	—	—	—	—	—	13	(13)	—	—	—	—
Balance at March 31, 2018	444,739,212	(180,132,708)	264,606,504	$4	$3,127	$173	$3,073	$(2,740)	$3,637	$31	$3,668

Balance at December 31, 2018	445,377,826	(197,940,553)	247,437,273	$4	$3,145	$113	$3,218	$(2,961)	$3,519	$28	$3,547
Comprehensive income:
Net income	—	—	—	—	—	—	128	—	128	—	128
Other comprehensive income (loss), net of tax	—	—	—	—	—	(70)	—	—	(70)	—	(70)
Total comprehensive income	—	—	—	—	—	—	—	—	58	—	58
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(39)	—	(39)	—	(39)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Issuance of common shares	4,429,464	—	4,429,464	—	17	—	—	—	17	—	17
Stock-based compensation expense	—	—	—	—	12	—	—	—	12	—	12
Common stock repurchased	—	(9,417,244)	(9,417,244)	—	—	—	—	(107)	(107)	—	(107)
Shares repurchased related to employee stock-based compensation plans	—	(2,413,605)	(2,413,605)	—	—	—	—	(26)	(26)	—	(26)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(15)	(15)
Balance at March 31, 2019	449,807,290	(209,771,402)	240,035,888	$4	$3,174	$43	$3,303	$(3,094)	$3,430	$13	$3,443

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$128	$126
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on debt repurchases	(15)	—
Goodwill and acquired intangible asset impairment and amortization expense	7	9
Stock-based compensation expense	12	13
Mark-to-market losses (gains) on derivative and hedging activities, net	45	(63)
Provisions for loan losses	76	87
Decrease in accrued interest receivable	75	18
Decrease in accrued interest payable	(57)	(33)
Decrease in other assets	62	167
Decrease in other liabilities	(145)	(40)
Total adjustments	60	158
Net cash provided by operating activities	188	284
Investing activities
Education loans acquired	(1,074)	(821)
Principal payments on education loans	3,455	3,547
Other investing activities, net	27	(5)
Net cash provided by investing activities	2,408	2,721
Financing activities
Borrowings collateralized by loans in trust - issued	2,510	3,930
Borrowings collateralized by loans in trust - repaid	(4,508)	(3,668)
Asset-backed commercial paper conduits, net	(1,350)	(1,848)
Long-term notes repaid	(30)	(167)
Other financing activities, net	(114)	(59)
Common stock repurchased	(107)	—
Common dividends paid	(39)	(42)
Net cash used in financing activities	(3,638)	(1,854)
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,042)	1,151
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	5,262	4,646
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$4,220	$5,797
Cash disbursements made (refunds received) for:
Interest	$903	$798
Income taxes paid	$4	$2
Income taxes received	$—	$(2)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$1,206	$2,398
Restricted cash and restricted cash equivalents	3,014	3,399
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$4,220	$5,797

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2018 Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three months ended March 31, 2018 to be consistent with classifications adopted for 2019, and had no effect on net income, total assets, or total liabilities.

Recently Issued Accounting Pronouncements

Effective in 2019

Leases

In 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must be recognized as assets and liabilities on the balance sheet of the lessee. Under previous GAAP, all operating leases were off-balance sheet, regardless of the term. A right-of-use asset and lease obligation will be recorded for all leases with a term exceeding twelve months, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. It was effective for the Company on January 1, 2019 and resulted in recording a $28 million asset and liability with no change to the income statement. The standard was adopted prospectively without adjustment to comparative periods.

Hedging Activities

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging,” which is intended to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The new standard was effective for the Company on January 1, 2019 and requires the mark-to-market gains and losses from qualifying fair value hedge relationships to be recorded in the same line item on the income statement of the item being hedged. As a result, the mark-to-market gains and losses from fair value hedging activity are now recorded in interest expense whereas they were previously recorded in gains (losses) on derivative and hedging activities, net. This change in presentation is prospective only and resulted in $2 million of gains being recorded in interest expense in the first quarter of 2019.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

1.   Significant Accounting Policies (Continued)

Effective in 2020

Allowance for Loan Losses

In 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses,” which requires measurement and recognition of an allowance for loan loss that estimates remaining expected credit losses for financial assets held at the reporting date. Our current allowance for loan loss is an incurred loss model. As a result, we expect the new guidance will result in an increase to our allowance for loan losses. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for the Company as of January 1, 2020 and will primarily impact the allowance for loan losses related to our Private Education Loans and FFELP Loans. This standard represents a significant change from existing GAAP and will result in material changes to the Company’s accounting for the allowance for loan losses. We are currently evaluating the impact of adopting this accounting standard on our consolidated financial statements and footnote disclosures.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Three Months Ended March 31, 2019
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$76	$1,201	$9	$1,286
Total provision	8	68	—	76
Charge-offs(1)	(17)	(94)	(2)	(113)
Reclassification of interest reserve(2)	—	3	—	3
Ending balance	$67	$1,178	$7	$1,252
Allowance Ending Balance:
Individually evaluated for impairment — TDR	$—	$1,061	$7	$1,068
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	67	117	—	184
Purchased Non-Credit Impaired Loans acquired at a discount(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—
Ending total allowance	$67	$1,178	$7	$1,252
Loans Ending Balance:
Individually evaluated for impairment — TDR	$—	$10,161	$26	$10,187
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	66,634	11,591	29	78,254
Purchased Non-Credit Impaired Loans acquired at a discount(3)	2,758	2,072	—	4,830
Purchased Credit Impaired Loans(3)	—	219	—	219
Ending total loans(4)	$69,392	$24,043	$55	$93,490
Charge-offs as a percentage of average loans in repayment	.11%	1.72%	10.74%
Allowance coverage of charge-offs	1.0	3.1	1.0
Allowance as a percentage of the ending total loan balance	.10%	4.90%	14.09%
Allowance as a percentage of the ending loans in repayment	.12%	5.35%	14.09%
Ending total loans(4)	$69,392	$24,043	$55
Average loans in repayment	$58,222	$22,061	$75
Ending loans in repayment	$57,235	$22,027	$55

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

(3)

The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of March 31, 2019. The losses of the Purchased Non-Credit Impaired Loans acquired at a discount are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $35 million and $312 million, respectively, as of March 31, 2019 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of March 31, 2019.

(4)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

	Three Months Ended March 31, 2018
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$60	$1,297	$10	$1,367
Total provision	10	77	—	87
Charge-offs(1)	(11)	(78)	—	(89)
Reclassification of interest reserve(2)	—	2	—	2
Ending balance	$59	$1,298	$10	$1,367
Allowance Ending Balance:
Individually evaluated for impairment — TDR	$—	$1,165	$9	$1,174
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	59	133	1	193
Purchased Non-Credit Impaired Loans acquired at a discount(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—
Ending total allowance	$59	$1,298	$10	$1,367
Loans Ending Balance:
Individually evaluated for impairment — TDR	$—	$10,824	$29	$10,853
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	75,673	11,545	42	87,260
Purchased Non-Credit Impaired Loans acquired at a discount(3)	3,139	2,500	—	5,639
Purchased Credit Impaired Loans(3)	—	242	—	242
Ending total loans(4)	$78,812	$25,111	$71	$103,994
Charge-offs as a percentage of average loans in repayment	.07%	1.40%	1.56%
Allowance coverage of charge-offs	1.4	4.1	9.2
Allowance as a percentage of the ending total loan balance	.08%	5.17%	14.37%
Allowance as a percentage of the ending loans in repayment	.09%	5.80%	14.37%
Ending total loans(4)	$78,812	$25,111	$71
Average loans in repayment	$65,650	$22,660	$71
Ending loans in repayment	$64,603	$22,372	$71

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

Key Credit Quality Indicators

FFELP Loans are substantially insured and guaranteed as to their principal and accrued interest in the event of default. The key credit quality indicator for this portfolio is loan status. The impact of changes in loan status is incorporated quarterly into the allowance for loan losses calculation.

	FFELP Loan Delinquencies
	March 31, 2019		December 31, 2018
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,809		$3,793
Loans in forbearance(2)	8,348		8,386
Loans in repayment and percentage of each status:
Loans current	50,921	89.0%	53,500	89.8%
Loans delinquent 31-60 days(3)	2,114	3.7	1,964	3.4
Loans delinquent 61-90 days(3)	1,194	2.1	910	1.5
Loans delinquent greater than 90 days(3)	3,006	5.2	3,177	5.3
Total FFELP Loans in repayment	57,235	100%	59,551	100%
Total FFELP Loans, gross	69,392		71,730
FFELP Loan unamortized premium	583		599
Total FFELP Loans	69,975		72,329
FFELP Loan allowance for losses	(67)		(76)
FFELP Loans, net	$69,908		$72,253
Percentage of FFELP Loans in repayment		82.5%		83.0%
Delinquencies as a percentage of FFELP Loans in repayment		11.0%		10.2%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.7%		12.3%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

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

	Private Education Loan Credit Quality Indicators
	TDRs
	March 31, 2019		December 31, 2018
(Dollars in millions)	Balance(2)	% of Balance	Balance(2)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$8,975	92%	$9,133	92%
FICO below 640	820	8	836	8
Total	$9,795	100%	$9,969	100%
School Type:
Not-for-profit	$7,761	79%	$7,888	79%
For-profit	2,034	21	2,081	21
Total	$9,795	100%	$9,969	100%
Cosigners:
With cosigner	$6,086	62%	$6,172	62%
Without cosigner	3,709	38	3,797	38
Total	$9,795	100%	$9,969	100%
Seasoning(1):
1-12 payments	$299	3%	$335	3%
13-24 payments	392	4	436	4
25-36 payments	605	6	660	7
37-48 payments	855	9	934	10
More than 48 payments	7,221	74	7,178	72
Not yet in repayment	423	4	426	4
Total	$9,795	100%	$9,969	100%

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Balance equals the gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators
	Non-TDRs
	March 31, 2019		December 31, 2018
(Dollars in millions)	Balance(2)	% of Balance	Balance(2)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$13,147	97%	$13,087	96%
FICO below 640	444	3	475	4
Total	$13,591	100%	$13,562	100%
School Type:
Not-for-profit	$12,032	89%	$11,953	88%
For-profit	1,559	11	1,609	12
Total	$13,591	100%	$13,562	100%
Cosigners:
With cosigner	$6,435	47%	$6,961	51%
Without cosigner	7,156	53	6,601	49
Total	$13,591	100%	$13,562	100%
Seasoning(1):
1-12 payments	$3,399	25%	$3,353	25%
13-24 payments	1,054	8	486	3
25-36 payments	390	3	322	2
37-48 payments	318	2	383	3
More than 48 payments	8,069	59	8,626	64
Not yet in repayment	361	3	392	3
Total	$13,591	100%	$13,562	100%

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Balance equals the gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	TDRs
	March 31, 2019		December 31, 2018
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$423		$426
Loans in forbearance(2)	448		518
Loans in repayment and percentage of each status:
Loans current	7,910	88.7%	7,890	87.4%
Loans delinquent 31-60 days(3)	304	3.4	344	3.8
Loans delinquent 61-90 days(3)	198	2.2	235	2.6
Loans delinquent greater than 90 days(3)	512	5.7	556	6.2
Total TDR loans in repayment	8,924	100%	9,025	100%
Total TDR loans, gross	9,795		9,969
TDR loans unamortized discount	(212)		(212)
Total TDR loans	9,583		9,757
TDR loans receivable for partially charged-off loans	366		367
TDR loans allowance for losses	(1,061)		(1,100)
TDR loans, net	$8,888		$9,024
Percentage of TDR loans in repayment		91.1%		90.5%
Delinquencies as a percentage of TDR loans in repayment		11.3%		12.6%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		4.8%		5.4%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	Non-TDRs
	March 31, 2019		December 31, 2018
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$361		$392
Loans in forbearance(2)	127		158
Loans in repayment and percentage of each status:
Loans current	12,976	99.0%	12,851	98.8%
Loans delinquent 31-60 days(3)	54	.4	71	.5
Loans delinquent 61-90 days(3)	26	.2	32	.3
Loans delinquent greater than 90 days(3)	47	.4	58	.4
Total non-TDR loans in repayment	13,103	100%	13,012	100%
Total non-TDR loans, gross	13,591		13,562
Non-TDR loans unamortized discount	(512)		(547)
Total non-TDR loans	13,079		13,015
Non-TDR loans receivable for partially charged-off loans	291		307
Non-TDR loans allowance for losses	(117)		(101)
Non-TDR loans, net	$13,253		$13,221
Percentage of non-TDR loans in repayment		96.4%		95.9%
Delinquencies as a percentage of non-TDR loans in repayment		1.0%		1.2%
Loans in forbearance as a percentage of non- TDR loans in repayment and forbearance		1.0%		1.2%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

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

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Receivable at beginning of period	$674	$760
Expected future recoveries of current period defaults(1)	20	19
Recoveries(2)	(34)	(38)
Charge-offs(3)	(3)	—
Receivable at end of period	$657	$741

(1)	Represents our estimate of the amount to be collected in the future.
(2)	Current period cash collections.
(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for customers experiencing financial difficulty. Where we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan, these are classified as TDRs. Approximately 67 percent and 65 percent of the loans granted forbearance have qualified as a TDR loan at March 31, 2019 and December 31, 2018, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction program as of March 31, 2019 and December 31, 2018 was $2.0 billion and $1.8 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

At March 31, 2019 and December 31, 2018, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDRs
(Dollars in millions)	March 31, 2019	December 31, 2018
Recorded investment(1)	$10,148	$10,326
Total ending loans(2)	$10,161	$10,336
Related allowance	$1,061	$1,100

(1)	Recorded investment is equal to the unpaid principal balance (which includes the receivable for partially charged-off loans), accrued interest and unamortized discount.
(2)	Total ending loans includes the receivable for partially charged-off loans.

The following tables provide the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Average recorded investment	$10,238	$10,855
Interest income recognized	$198	$180

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Modified loans(1)	$133	$170
Charge-offs(2)	$80	$60
Payment default	$32	$37

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.
(2)	Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans.

(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
March 31, 2019
TDR	$200	$25	$22
Non-TDR	139	2	5
Total	$339	$27	$27
December 31, 2018
TDR	$205	$26	$23
Non-TDR	149	3	4
Total	$354	$29	$27

3.   Borrowings

The following table summarizes our borrowings.

	March 31, 2019			December 31, 2018
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$2,312	$9,139	$11,451	$817	$10,674	$11,491
Total unsecured borrowings	2,312	9,139	11,451	817	10,674	11,491
Secured borrowings:
FFELP Loan securitizations(2)	—	63,735	63,735	—	66,318	66,318
Private Education Loan securitizations(3)	1,644	12,253	13,897	300	12,985	13,285
FFELP Loan — other facilities	2,594	2,136	4,730	2,927	2,625	5,552
Private Education Loan — other facilities	689	1,165	1,854	1,114	1,266	2,380
Other(4)	243	—	243	267	—	267
Total secured borrowings	5,170	79,289	84,459	4,608	83,194	87,802
Total before hedge accounting adjustments	7,482	88,428	95,910	5,425	93,868	99,293
Hedge accounting adjustments	23	(288)	(265)	(3)	(349)	(352)
Total	$7,505	$88,140	$95,645	$5,422	$93,519	$98,941

(1)

Includes principal amount of $2.3 billion and $817 million of short-term debt as of March 31, 2019 and December 31, 2018, respectively. Includes principal amount of $9.2 billion and $10.8 billion of long-term debt as of March 31, 2019 and December 31, 2018, respectively.

(2)

Includes $290 million and $244 million of long-term debt related to the FFELP Loan asset-backed securitization repurchase facilities (“FFELP Loan Repurchase Facilities”) as of March 31, 2019 and December 31, 2018, respectively.

(3)

Includes $1.6 billion and $300 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Private Education Loan Repurchase Facilities”) as of March 31, 2019 and December 31, 2018, respectively. Includes $921 million and $2.0 billion of long-term debt related to the Private Education Loan Repurchase Facilities as of March 31, 2019 and December 31, 2018, respectively.

(4)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

3.   Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of March 31, 2019 and December 31, 2018, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	March 31, 2019
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations(1)	$—	$63,735	$63,735	$64,611	$2,183	$1,240	$68,034
Private Education Loan securitizations(2)	1,644	12,253	13,897	16,285	599	188	17,072
FFELP Loan — other facilities	2,594	2,136	4,730	4,832	110	135	5,077
Private Education Loan — other facilities	689	1,165	1,854	2,744	78	24	2,846
Total before hedge accounting adjustments	4,927	79,289	84,216	88,472	2,970	1,587	93,029
Hedge accounting adjustments	—	(484)	(484)	—	—	(659)	(659)
Total	$4,927	$78,805	$83,732	$88,472	$2,970	$928	$92,370

	December 31, 2018
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations(1)	$—	$66,318	$66,318	$66,266	$3,181	$1,211	$70,658
Private Education Loan securitizations(2)	300	12,985	13,285	16,336	536	198	17,070
FFELP Loan — other facilities	2,927	2,625	5,552	5,656	132	162	5,950
Private Education Loan — other facilities	1,114	1,266	2,380	3,361	79	27	3,467
Total before hedge accounting adjustments	4,341	83,194	87,535	91,619	3,928	1,598	97,145
Hedge accounting adjustments	—	(456)	(456)	—	—	(642)	(642)
Total	$4,341	$82,738	$87,079	$91,619	$3,928	$956	$96,503

(1)

Includes $290 million of long-term debt and $12 million of restricted cash related to the FFELP Loan Repurchase Facilities as of March 31, 2019. Includes $244 million of long-term debt and $9 million of restricted cash related to the FFELP Loan Repurchase Facilities as of December 31, 2018.

(2)

Includes $1.6 billion of short-term debt, $921 million of long-term debt and $87 million of restricted cash related to the Private Education Loan Repurchase Facilities as of March 31, 2019. Includes $300 million of short-term debt, $2.0 billion of long-term debt and $115 million of restricted cash related to the Private Education Loan Repurchase Facilities as of December 31, 2018.

4.   Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2018 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2018 Form 10-K for a full discussion.

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2019 and December 31, 2018, and their impact on other comprehensive income and earnings for the three months ended March 31, 2019 and 2018.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

4.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value(4)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$190	$170	$2	$3	$192	$173
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	1	6	—	—	1	6
Total derivative assets(2)		—	—	191	176	2	3	193	179
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	(17)	(34)	(31)	(45)	(48)	(79)
Floor Income Contracts	Interest rate	—	—	—	—	(51)	(53)	(51)	(53)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(646)	(639)	(23)	(26)	(669)	(665)
Other(3)	Interest rate	—	—	—	—	(2)	(4)	(2)	(4)
Total derivative liabilities(2)		—	—	(663)	(673)	(107)	(128)	(770)	(801)
Net total derivatives		$—	$—	$(472)	$(497)	$(105)	$(125)	$(577)	$(622)

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

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Gross position	$193	$179	$(770)	$(801)
Impact of master netting agreements	(19)	(22)	19	22
Derivative values with impact of master netting agreements (as carried on balance sheet)	174	157	(751)	(779)
Cash collateral (held) pledged	(242)	(266)	171	188
Net position	$(68)	$(109)	$(580)	$(591)

(3)	“Other” includes derivatives related to our Total Return Swap Facility.
(4)	The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of March 31, 2019		As of December 31, 2018
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$2,185	$23	$664	$(3)
Long-term borrowings	12,094	(304)	13,657	(368)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

4.   Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at March 31, 2019 and December 31, 2018 by $19 million and $26 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at March 31, 2019 and December 31, 2018 by $17 million and $19 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018	Mar 31, 2019	Dec 31, 2018
Notional Values:
Interest rate swaps	$20.6	$21.4	$10.3	$10.3	$68.4	$66.9	$99.3	$98.6
Floor Income Contracts	—	—	—	—	21.2	27.9	21.2	27.9
Cross-currency interest rate swaps	—	—	4.4	4.5	.1	.2	4.5	4.7
Other(1)	—	—	—	—	.2	.2	.2	.2
Total derivatives	$20.6	$21.4	$14.7	$14.8	$89.9	$95.2	$125.2	$131.4

(1)	“Other” includes derivatives related to our Total Return Swap Facility.

Mark-to-Market Impact of Derivatives on Consolidated Statements of Income

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$104	$(188)
Gains (losses) recognized in net income on hedged items	(117)	225
Net fair value hedge ineffectiveness gains (losses)	(13)	37
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	(12)	76
Gains (losses) recognized in net income on hedged items	27	(129)
Net fair value hedge ineffectiveness gains (losses)	15	(53)
Total fair value hedges(1)(2)	2	(16)
Cash Flow Hedges:
Total cash flow hedges(2)	—	—
Trading:
Interest rate swaps	6	22
Floor income contracts	2	23
Cross currency interest rate swaps	(3)	15
Other	2	4
Total trading derivatives(3)	7	64
Mark-to-market gains (losses) recognized	$9	$48

(1)

Recorded in interest expense in the consolidated statements of income for 2019 with the adoption of ASU No, 2017-12. Recorded in “gains (losses) on derivatives and hedging activities, net” in the consolidated statements of income in 2018.

(2)	The accrued interest income (expense) on fair value hedges and cash flow hedges is recorded in interest expense and is excluded from this table.
(3)	Recorded in “gains (losses) on derivatives and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

4.   Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	March 31, 2019	December 31, 2018
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$242	$266
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	88	90
Total collateral held	$330	$356
Derivative asset at fair value including accrued interest	$176	$210
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$171	$188
Total collateral pledged	$171	$188
Derivative liability at fair value including accrued interest and premium receivable	$747	$752

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $69 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

5.   Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	March 31, 2019	December 31, 2018
Accrued interest receivable	$1,938	$1,999
Benefit and insurance-related investments	456	470
Income tax asset, net (current and deferred)	260	271
Derivatives at fair value	174	157
Fixed assets, net	136	136
Accounts receivable	94	95
Other loans, net	44	69
Other	221	207
Total	$3,323	$3,404

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

6.   Stockholders’ Equity

The following table summarizes common share repurchases and issuances.

	Three Months Ended March 31,
	2019	2018
Common stock repurchased(1)	9,417,244	—
Average purchase price per share	$11.40	$—
Shares repurchased related to employee stock-based compensation plans(2)	2,413,605	3,465,135
Average purchase price per share	$10.82	$13.75
Common shares issued(3)	4,429,464	5,021,067

(1)	Common shares purchased under our share repurchase program.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on March 29, 2019 was $11.57.

Dividend and Share Repurchase Program

In first-quarter 2019, we paid $39 million of common stock dividends ($0.16 per share).

In first-quarter 2019, we repurchased 9.4 million shares of common stock for $107 million. Our board of directors authorized a new $500 million share repurchase program in September 2018. As of March 31, 2019, the remaining common share repurchase authority was $333 million.

There were no share repurchases in the year-ago period.

7.   Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended March 31,
(In millions, except per share data)	2019	2018
Numerator:
Net income	$128	$126
Denominator:
Weighted average shares used to compute basic EPS	244	264
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”)(1)	3	5
Dilutive potential common shares(2)	3	5
Weighted average shares used to compute diluted EPS	247	269
Basic earnings per common share	$.52	$.48
Diluted earnings per common share	$.52	$.47

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended March 31, 2019 and 2018, stock options covering approximately 5 million and 6 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

8.   Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Please refer to “Note 12 — Fair Value Measurements” in our 2018 Form 10-K for a full discussion.

During the three months ended March 31, 2019, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2019				December 31, 2018
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	—	191	1	192	—	171	2	173
Cross-currency interest rate swaps	—	—	1	1	—	—	6	6
Total derivative assets(2)	—	191	2	193	—	171	8	179
Total	$—	$191	$2	$193	$—	$171	$8	$179
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$(23)	$(25)	$(48)	$—	$(50)	$(29)	$(79)
Floor Income Contracts	—	(51)	—	(51)	—	(53)	—	(53)
Cross-currency interest rate swaps	—	(23)	(646)	(669)	—	(26)	(639)	(665)
Other	—	—	(2)	(2)	—	—	(4)	(4)
Total derivative liabilities(2)	—	(97)	(673)	(770)	—	(129)	(672)	(801)
Total	$—	$(97)	$(673)	$(770)	$—	$(129)	$(672)	$(801)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See “Note 4—Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
(3)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

8.   Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended March 31,
	2019				2018
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(27)	$(633)	$(4)	$(664)	$(41)	$(322)	$(18)	$(381)
Total gains/(losses):
Included in earnings(1)	2	(45)	2	(41)	3	49	4	56
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	1	33	—	34	1	27	2	30
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(24)	$(645)	$(2)	$(671)	$(37)	$(246)	$(12)	$(295)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$3	$(12)	$2	$(7)	$4	$103	$6	$113

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Gains (losses) on derivative and hedging activities, net	$4	$83
Interest expense	(45)	(27)
Total	$(41)	$56

(2)

Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income for interest rate swaps and other. Recorded in interest expense for cross currency interest rate swaps in fair value hedges for 2019 with the adoption of ASU No. 2017-12. Recorded in “gains (losses) on derivatives and hedging activities, net” for cross currency interest rate swaps in 2018.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

8.   Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at March 31, 2019	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Prime/LIBOR basis swaps	$(24)	Discounted cash flow	Constant Prepayment Rate	7%
			Bid/ask adjustment to	.08% — .08%
			discount rate	(.08%)
Cross-currency interest rate swaps	(645)	Discounted cash flow	Constant Prepayment Rate	4%
Other	(2)
Total	$(671)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2019			December 31, 2018
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$70,228	$69,908	$320	$72,074	$72,253	$(179)
Private Education Loans	22,960	22,141	819	22,958	22,245	713
Cash and investments	4,427	4,427	—	5,488	5,488	—
Total earning assets	97,615	96,476	1,139	100,520	99,986	534
Interest-bearing liabilities
Short-term borrowings	7,538	7,505	(33)	5,418	5,422	4
Long-term borrowings	87,576	88,140	564	92,173	93,519	1,346
Total interest-bearing liabilities	95,114	95,645	531	97,591	98,941	1,350
Derivative financial instruments
Floor Income Contracts	(51)	(51)	—	(53)	(53)	—
Interest rate swaps	144	144	—	94	94	—
Cross-currency interest rate swaps	(668)	(668)	—	(659)	(659)	—
Other	(2)	(2)	—	(4)	(4)	—
Excess of net asset fair value over carrying value			$1,670			$1,884

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

9.   Commitments and Contingencies (Continued)

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the terms, conditions and limitations set forth in the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. Navient has asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. Navient has no additional reserves related to indemnification matters with SLM BankCo as of March 31, 2019.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. In September 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG in August 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. In August 2016, we filed our notice of appeal to the Administrative Actions and Appeals Service Group of ED, and a hearing was held in April 2017. In March 2019, the administrative law judge hearing the appeal affirmed the audit’s findings, holding the then-existing Dear Colleague letter relied upon by the Company and other industry participants was inconsistent with the statutory framework creating the SAP rules applicable to loans funded by certain types of debt obligations at issue. We have appealed the administrative law judge’s decision to the Secretary of Education given Navient’s adherence to ED-issued guidance and the potential impact on participants in any ED program student loan servicers if such guidance is deemed unreliable and may not be relied upon. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 and does not believe, at this time, that an adverse ruling would have a material effect on the Company as a whole.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

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

10.   Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

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

Revenue by Service Type

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$30	$—	$30	$20	$—	$20
Government services	—	42	42	—	53	53
Healthcare services	—	26	26	—	20	20
Total	$30	$68	$98	$20	$73	$93

Revenue by Client Type

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$13	$3	$16	$1	$1	$2
Guarantor agencies	14	—	14	16	—	16
Other institutions	3	—	3	3	—	3
State and local government	—	25	25	—	26	26
Tolling authorities	—	14	14	—	26	26
Hospitals and other healthcare providers	—	26	26	—	20	20
Total	$30	$68	$98	$20	$73	$93

As of March 31, 2019 and 2018, there was $72 million and $74 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

11.   Segment Reporting

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

The following table includes GAAP basis asset information for our Federal Education Loans segment.

(Dollars in millions)	March 31, 2019	December 31, 2018
FFELP Loans, net	$69,908	$72,253
Cash and investments(1)	2,344	3,368
Other	2,136	2,100
Total assets	$74,388	$77,721

(1)	Includes restricted cash and investments.

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

The following table includes GAAP basis asset information for our Consumer Lending segment.

(Dollars in millions)	March 31, 2019	December 31, 2018
Private Education Loans, net	$22,141	$22,245
Cash and investments(1)	789	732
Other	1,005	1,076
Total assets	$23,935	$24,053

(1)	Includes restricted cash and investments.

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

At March 31, 2019 and December 31, 2018, the Business Processing segment had total assets of $440 million and $448 million, respectively, on a GAAP basis.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

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

At March 31, 2019 and December 31, 2018, the Other segment had total assets of $1.8 billion and $2.0 billion, respectively, on a GAAP basis.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

11.   Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$779	$443	$—	$—	$1,222	$1	$(17)	$(16)	$1,206
Other loans	1	—	—	—	1	—	—	—	1
Cash and investments	16	5	—	6	27	—	—	—	27
Total interest income	796	448	—	6	1,250	1	(17)	(16)	1,234
Total interest expense	650	261	—	39	950	4	(5)	(1)	949
Net interest income (loss)	146	187	—	(33)	300	(3)	(12)	(15)	285
Less: provisions for loan losses	8	68	—	—	76	—	—	—	76
Net interest income (loss) after provisions for loan losses	138	119	—	(33)	224	(3)	(12)	(15)	209
Other income (loss):
Servicing revenue	59	3	—	—	62	—	—	—	62
Asset recovery and business processing revenue	51	—	68	—	119	—	—	—	119
Other income (loss)	9	—	—	5	14	(1)	10	9	23
Gains on debt repurchases	—	—	—	15	15	4	(4)	—	15
Total other income (loss)	119	3	68	20	210	3	6	9	219
Expenses:
Direct operating expenses	91	38	55	—	184	—	—	—	184
Unallocated shared services expenses	—	—	—	72	72	—	—	—	72
Operating expenses	91	38	55	72	256	—	—	—	256
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	7	7	7
Restructuring/other reorganization expenses	—	—	—	1	1	—	—	—	1
Total expenses	91	38	55	73	257	—	7	7	264
Income (loss) before income tax expense (benefit)	166	84	13	(86)	177	—	(13)	(13)	164
Income tax expense (benefit)(2)	39	19	3	(20)	41	—	(5)	(5)	36
Net income (loss)	$127	$65	$10	$(66)	$136	$—	$(8)	$(8)	$128

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(15)	$—	$(15)
Total other income (loss)	9	—	9
Goodwill and acquired intangible asset impairment and amortization	—	7	7
Total Core Earnings adjustments to GAAP	$(6)	$(7)	(13)
Income tax expense (benefit)			(5)
Net income (loss)			$(8)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

11.   Segment Reporting (Continued)

	Three Months Ended March 31, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$732	$431	$—	$—	$1,163	$8	$(17)	$(9)	$1,154
Other loans	1	—	—	—	1	—	—	—	1
Cash and investments	9	2	—	6	17	—	—	—	17
Total interest income	742	433	—	6	1,181	8	(17)	(9)	1,172
Total interest expense	571	238	—	42	851	(7)	(1)	(8)	843
Net interest income (loss)	171	195	—	(36)	330	15	(16)	(1)	329
Less: provisions for loan losses	10	77	—	—	87	—	—	—	87
Net interest income (loss) after provisions for loan losses	161	118	—	(36)	243	15	(16)	(1)	242
Other income (loss):
Servicing revenue	66	3	—	—	69	—	—	—	69
Asset recovery and business processing revenue	36	—	73	—	109	—	—	—	109
Other income (loss)	—	—	—	1	1	(15)	47	32	33
Total other income (loss)	102	3	73	1	179	(15)	47	32	211
Expenses:
Direct operating expenses	80	56	59	—	195	—	—	—	195
Unallocated shared services expenses	—	—	—	80	80	—	—	—	80
Operating expenses	80	56	59	80	275	—	—	—	275
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	9	9	9
Restructuring/other reorganization expenses	—	—	—	7	7	—	—	—	7
Total expenses	80	56	59	87	282	—	9	9	291
Income (loss) before income tax expense (benefit)	183	65	14	(122)	140	—	22	22	162
Income tax expense (benefit)(2)	42	15	4	(28)	33	—	3	3	36
Net income (loss)	$141	$50	$10	$(94)	$107	$—	$19	$19	$126

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(1)	$—	$(1)
Total other income (loss)	32	—	32
Goodwill and acquired intangible asset impairment and amortization	—	9	9
Total Core Earnings adjustments to GAAP	$31	$(9)	22
Income tax expense (benefit)			3
Net income (loss)			$19

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2019 and for the three months ended

March 31, 2019 and 2018 is unaudited) (Continued)

11.   Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Core Earnings net income	$136	$107
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	(6)	31
Net impact of goodwill and acquired intangible assets(2)	(7)	(9)
Net tax effect(3)	5	(3)
Total Core Earnings adjustments to GAAP	(8)	19
GAAP net income	$128	$126

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements,” within the meaning of the federal securities law, about our business and prospects and other information that is based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “may,” “could,” “should,” “goal,” or “target.” Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements.

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

•	our ability to successfully effectuate any acquisitions and other strategic initiatives;
•	activities by shareholder activists, including a proxy contest or any unsolicited takeover proposal;
•	changes in general economic conditions; and
•

the other factors that are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) and in our other reports filed with the Securities and Exchange Commission (“SEC”).

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

Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in the “Glossary” section of our 2018 Form 10-K.

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

With a focus on data-driven insights, service, compliance and innovative support, Navient:

•	owns $92.0 billion of education loans;
•	originates Private Education Loans;
•

services and performs asset recovery activities on its own portfolio of education loans, as well as education loans owned by other institutions including the United States Department of Education (“ED”); and

•	provides revenue cycle management and business processing services to federal, state and municipal clients, public authorities and healthcare organizations.

As of March 31, 2019, Navient’s principal assets consisted of:

•	$69.9 billion in FFELP Loans, with a 0.80 percent Core Earnings segment net interest margin and a weighted average life of 7 years;
•	$22.1 billion in Private Education Loans, with a 3.22 percent Core Earnings segment net interest margin and a weighted average life of 5 years;
•	a leading loan origination business that assists borrowers in refinancing their education loan debt, which produced $984 million of Private Education Refinance Loan originations in first-quarter 2019;
•

a leading education loan servicing business that services loans for approximately 12 million ED, FFELP and Private Education Loan customers (including cosigners), including 5.9 million customer accounts serviced under Navient’s contract with ED; and

•	a leading business solutions suite through which we provide services for over 600 clients in the non-education related government and healthcare sectors.

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

Strengths and Opportunities

Navient’s competitive advantages distinguish it from its competitors, including:

High Quality Asset Base Generating Significant and Predictable Cash Flows

At March 31, 2019, Navient’s $92.0 billion education loan portfolio was 81 percent funded to term and is expected to produce predictable cash flows over the remaining life of the portfolio. Our $69.9 billion FFELP portfolio bears a maximum 3 percent loss exposure under the terms of the federal guaranty. Our $22.1 billion Private Education Loan portfolio is 54 percent cosigned, bearing the full credit risk of the borrower and any cosigner.

Navient expects to generate approximately $23 billion of cash flows from its FFELP Loan and Private Education Loan portfolios (net of secured financing obligations) over the next 20 years.

Strong Capital Return

As a result of our significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases, while maintaining our Tangible Net Asset (“TNA”) ratio between 1.23x and 1.25x. We repurchased 9.4 million shares of common stock (4 percent of shares outstanding) for $107 million in first-quarter 2019. At March 31, 2019, there was $333 million remaining in share repurchase authorization. Since April 2014, Navient has repurchased $2.9 billion in common shares, which has reduced common shares outstanding by over 40 percent.

Navient has paid a quarterly dividend of $0.16 per share of common stock since 2015. In the first quarters of 2019 and 2018, Navient paid $39 million and $42 million, respectively, in dividends.

The tangible net asset ratio was 1.25x(1) at March 31, 2019.

Growth in Consumer Lending Businesses

In the Consumer Lending segment, we see meaningful value opportunities in originating Private Education Loans to financially responsible consumers. We are pursuing opportunities in the Private Education Loan market to generate attractive long-term risk adjusted returns. We originated $984 million of Private Education Refinance Loans in first-quarter 2019, an increase from $500 million in the year-ago quarter. In April 2019, we announced the launch of an innovative and user-friendly Private Education Loan product to help students and families finance their higher education.

(1) Tangible Net Asset Ratio is a non-GAAP financial measure. For an explanation and reconciliation of our non-GAAP financial measures, see “Non-GAAP Financial Measures.”

Growth in Business Processing

Navient has leveraged our large-scale operating platforms, superior data-driven strategies, operating efficiency, and regulatory compliance and risk management infrastructure to expand to new areas such as tolling and healthcare. Navient provides business processing services to over 600 clients, generating total revenue of $68 million in the first quarter of 2019. Navient’s inventory of non-education related contingent asset recovery receivables was $15.0 billion as of March 31, 2019.

Efficient and Large-Scale Operating Platforms

We service over $300 billion in education loans for approximately 12 million customers. These loans are owned by Navient and third parties, including ED. We have demonstrated scalable infrastructure with capacity to manage large volumes of complex transactions with continued efficiency improvements.

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

In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of March 31, 2019, $2.0 billion of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

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

Selected Historical Financial Information and Ratios

	Three Months Ended March 31,
(In millions, except per share data)	2019	2018
GAAP Basis
Net income	$128	$126
Diluted earnings per common share	$.52	$.47
Weighted average shares used to compute diluted earnings per share	247	269
Net interest margin, Federal Education Loans segment	.76%	.79%
Net interest margin, Consumer Lending segment	3.28%	3.31%
Return on assets	.53%	.47%
Ending FFELP Loans, net	$69,908	$79,403
Ending Private Education Loans, net	22,141	22,923
Ending total education loans, net	$92,049	$102,326
Average FFELP Loans	$71,226	$80,801
Average Private Education Loans	22,761	23,754
Average total education loans	$93,987	$104,555
Core Earnings Basis(1)
Net income	$136	$107
Diluted earnings per common share	$.55	$.40
Adjusted diluted earnings per common share(2)	$.58	$.43
Weighted average shares used to compute diluted earnings per share	247	269
Net interest margin, Federal Education Loans segment	.80%	.83%
Net interest margin, Consumer Lending segment	3.22%	3.23%
Return on assets	.56%	.40%
Ending FFELP Loans, net	$69,908	$79,403
Ending Private Education Loans, net	22,141	22,923
Ending total education loans, net	$92,049	$102,326
Average FFELP Loans	$71,226	$80,801
Average Private Education Loans	22,761	23,754
Average total education loans	$93,987	$104,555

(1)

Core Earnings are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of Core Earnings, see the section titled “Non-GAAP Financial Measures – Core Earnings.”

(2)

Adjusted diluted Core Earnings per share, a non-GAAP financial measure, excludes restructuring and regulatory expenses of $8 million and $11 million for the three months ended March 31, 2019 and 2018, respectively.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the three months ended March 31, 2019. We monitor and assess our ongoing operations and results based on the following four reportable operating segments: Federal Education Loans, Consumer Lending, Business Processing and Other.

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

Unallocated expenses of shared services are comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related costs, stock-based compensation expense, and information technology costs related to infrastructure and operations. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters.

Key Financial Measures

Our operating results are primarily driven by net interest income, provisions for loan losses and expenses incurred in our education loan portfolios; the revenues and expenses generated by our servicing, asset recovery and business processing businesses; gains and losses on loan sales and debt repurchases; and income tax expense. We manage and assess the performance of each business segment separately as each is focused on different customers and each derives its revenue from different activities and services. A brief summary of our key financial measures (net interest income; provisions for loan losses; charge-offs and delinquencies; servicing, asset recovery and business processing revenues; other income (loss); operating expenses; and income tax expense) can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.

First-quarter 2019 Summary of Results

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

First-quarter 2019 GAAP net income was $128 million ($0.52 diluted earnings per share), compared with $126 million ($0.47 diluted earnings per share) for the year-ago quarter. The changes in GAAP net income are impacted by the same Core Earnings items discussed below, as well as changes in net income attributable to (1) mark-to-market gains/losses on derivatives and (2) goodwill and acquired intangible asset amortization and impairment. These items are recognized in GAAP but are not included in Core Earnings results. In first-quarter 2019, GAAP results included losses of $6 million from derivative accounting treatment that are excluded from Core Earnings results, compared with gains of $31 million in the year-ago quarter. See “Non-GAAP Financial Measures – Core Earnings” for a complete reconciliation between GAAP net income and Core Earnings. See “Consolidated Earnings Summary – GAAP Basis” for a discussion of the primary contributors to the change in GAAP earnings between periods.

Core Earnings for the quarter were $136 million ($0.55 diluted Core Earnings per share), compared with $107 million ($0.40 diluted Core Earnings per share) for the year-ago quarter. First-quarter 2019 and 2018 adjusted diluted Core Earnings per share were $0.58 and $0.43, respectively, excluding restructuring and regulatory-related expenses of $8 million and $11 million, respectively. See “Reportable Segment Earnings Summary – Core Earnings Basis” for a discussion of the primary contributors to the change in Core Earnings between periods.

Highlights of first-quarter 2019 include:

•	FFELP Loan delinquencies decreased $2.1 billion or 25 percent from the year-ago quarter;
•	asset recovery revenue in our FFELP Loans segment increased $15 million (42 percent);
•	originated $984 million of Private Education Refinance Loans, an increase from $500 million in the year-ago quarter;
•	Private Education Loan provision declined $9 million from the year-ago quarter;
•	launched digital Private Education in-school loan product under the Earnest brand;
•

EBITDA(1) in our Business Processing segment increased 22 percent, excluding $8 million of revenue and $5 million of expense from the year-ago quarter in connection with a new revenue recognition accounting standard adopted as of January 1, 2018;

•	contingent collections receivables inventory in our Business Processing segment increased 33 percent to $15.0 billion from the year-ago quarter as a result of new placements;
•	repurchased 9.4 million common shares for $107 million, with $333 million repurchase authority remaining;
•	paid $39 million in common stock dividends;
•	the tangible net asset ratio was 1.25x(1);
•	issued $748 million of FFELP Loan asset-backed securities (“ABS”) and $1.2 billion of Private Education Loan ABS; and
•	repurchased $46 million of senior unsecured debt.

(1) Item is a non-GAAP financial measure. For an explanation and reconciliation of our non-GAAP financial measures, see “Non-GAAP Financial Measures.”

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

GAAP Statements of Income (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2019	2018	$	%
Interest income:
FFELP Loans	$763	$723	$40	6%
Private Education Loans	443	431	12	3
Other loans	1	1	—	—
Cash and investments	27	17	10	59
Total interest income	1,234	1,172	62	5
Total interest expense	949	843	106	13
Net interest income	285	329	(44)	(13)
Less: provisions for loan losses	76	87	(11)	(13)
Net interest income after provisions for loan losses	209	242	(33)	(14)
Other income (loss):
Servicing revenue	62	69	(7)	(10)
Asset recovery and business processing revenue	119	109	10	9
Other income (loss)	16	(15)	31	(207)
Gains on debt repurchases	15	—	15	100
Gains (losses) on derivative and hedging activities, net	7	48	(41)	(85)
Total other income	219	211	8	4
Expenses:
Operating expenses	256	275	(19)	(7)
Goodwill and acquired intangible assets impairment and amortization expense	7	9	(2)	(22)
Restructuring/other reorganization expenses	1	7	(6)	(86)
Total expenses	264	291	(27)	(9)
Income before income tax expense	164	162	2	1
Income tax expense	36	36	—	—
Net income	$128	$126	$2	2%
Basic earnings per common share	$.52	$.48	$.04	8%
Diluted earnings per common share	$.52	$.47	$.05	11%
Dividends per common share	$.16	$.16	$—	—%

Consolidated Earnings Summary — GAAP Basis

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Net income was $128 million, or $0.52 diluted earnings per common share, compared with net income of $126 million, or $0.47 diluted earnings per common share, for the year-ago period.

The primary contributors to the increase in net income are as follows:

•	Net interest income decreased by $44 million, primarily as a result of the natural paydown of the education loan portfolio.
•

Provisions for loan losses decreased $11 million primarily due to a $9 million decrease in the Private Education Loan provision for loan losses. As a result of the expiration of the temporary natural disaster forbearances granted at the end of 2017 and beginning of 2018, charge-offs increased by $16 million, loan delinquencies greater than 90-days increased by $12 million and forbearances decreased by $394 million compared with the year-ago quarter, all as expected. These items had no impact on the provision for loan losses in the first quarter of 2019 as these items had been previously reserved for through the allowance for loan losses. Outstanding Private Education Loans decreased $0.8 billion from the year-ago quarter. These factors along with the continued improvement in the portfolio’s performance resulted in the $9 million decrease in the Private Education Loan provision.

•

Other income increased $31 million primarily due to a decrease in foreign currency translation losses and to transition services revenue in connection with the strategic agreement we entered into with First Data in the third quarter of 2018. The foreign currency translation gains (losses) relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains (losses) are partially offset by the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•

Net gains on debt repurchases increased by $15 million. We repurchased $46 million of debt in first-quarter 2019 compared to no repurchases in the year-ago quarter. Debt repurchase activity fluctuates based on market fundamentals and our liability management strategy. As a result, gains or losses on our debt repurchase activity may vary in the future periods.

•

Net gains on derivative and hedging activities decreased $41 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

Excluding regulatory-related costs of $7 million and $4 million, respectively, operating expenses were $249 million and $271 million in first-quarter 2019 and 2018, respectively. This $22 million decrease was primarily a result of ongoing efficiency gains across the Company.

•

During the first quarters of 2019 and 2018, the Company incurred $1 million and $7 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were due primarily to severance-related costs.

We repurchased 9.4 million shares of our common stock in the quarter. There were no repurchases in the year-ago quarter. As a result of repurchases, our average outstanding diluted shares decreased by 22 million common shares (or 8 percent) from the year-ago period.

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

	Three Months Ended March 31, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$779	$443	$—	$—	$1,222	$1	$(17)	$(16)	$1,206
Other loans	1	—	—	—	1	—	—	—	1
Cash and investments	16	5	—	6	27	—	—	—	27
Total interest income	796	448	—	6	1,250	1	(17)	(16)	1,234
Total interest expense	650	261	—	39	950	4	(5)	(1)	949
Net interest income (loss)	146	187	—	(33)	300	(3)	(12)	(15)	285
Less: provisions for loan losses	8	68	—	—	76	—	—	—	76
Net interest income (loss) after provisions for loan losses	138	119	—	(33)	224	(3)	(12)	(15)	209
Other income (loss):
Servicing revenue	59	3	—	—	62	—	—	—	62
Asset recovery and business processing revenue	51	—	68	—	119	—	—	—	119
Other income (loss)	9	—	—	5	14	(1)	10	9	23
Gains on debt repurchases	—	—	—	15	15	4	(4)	—	15
Total other income (loss)	119	3	68	20	210	3	6	9	219
Expenses:
Direct operating expenses	91	38	55	—	184	—	—	—	184
Unallocated shared services expenses	—	—	—	72	72	—	—	—	72
Operating expenses	91	38	55	72	256	—	—	—	256
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	7	7	7
Restructuring/other reorganization expenses	—	—	—	1	1	—	—	—	1
Total expenses	91	38	55	73	257	—	7	7	264
Income (loss) before income tax expense (benefit)	166	84	13	(86)	177	—	(13)	(13)	164
Income tax expense (benefit)(2)	39	19	3	(20)	41	—	(5)	(5)	36
Net income (loss)	$127	$65	$10	$(66)	$136	$—	$(8)	$(8)	$128

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(15)	$—	$(15)
Total other income (loss)	9	—	9
Goodwill and acquired intangible asset impairment and amortization	—	7	7
Total Core Earnings adjustments to GAAP	$(6)	$(7)	(13)
Income tax expense (benefit)			(5)
Net income (loss)			$(8)
(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended March 31, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$732	$431	$—	$—	$1,163	$8	$(17)	$(9)	$1,154
Other loans	1	—	—	—	1	—	—	—	1
Cash and investments	9	2	—	6	17	—	—	—	17
Total interest income	742	433	—	6	1,181	8	(17)	(9)	1,172
Total interest expense	571	238	—	42	851	(7)	(1)	(8)	843
Net interest income (loss)	171	195	—	(36)	330	15	(16)	(1)	329
Less: provisions for loan losses	10	77	—	—	87	—	—	—	87
Net interest income (loss) after provisions for loan losses	161	118	—	(36)	243	15	(16)	(1)	242
Other income (loss):
Servicing revenue	66	3	—	—	69	—	—	—	69
Asset recovery and business processing revenue	36	—	73	—	109	—	—	—	109
Other income (loss)	—	—	—	1	1	(15)	47	32	33
Total other income (loss)	102	3	73	1	179	(15)	47	32	211
Expenses:
Direct operating expenses	80	56	59	—	195	—	—	—	195
Unallocated shared services expenses	—	—	—	80	80	—	—	—	80
Operating expenses	80	56	59	80	275	—	—	—	275
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	9	9	9
Restructuring/other reorganization expenses	—	—	—	7	7	—	—	—	7
Total expenses	80	56	59	87	282	—	9	9	291
Income (loss) before income tax expense (benefit)	183	65	14	(122)	140	—	22	22	162
Income tax expense (benefit)(2)	42	15	4	(28)	33	—	3	3	36
Net income (loss)	$141	$50	$10	$(94)	$107	$—	$19	$19	$126

(1)	Core Earnings adjustments to GAAP:
	Three Months Ended March 31, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(1)	$—	$(1)
Total other income (loss)	32	—	32
Goodwill and acquired intangible asset impairment and amortization	—	9	9
Total Core Earnings adjustments to GAAP	$31	$(9)	22
Income tax expense (benefit)			3
Net income (loss)			$19
(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Core Earnings net income	$136	$107
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	(6)	31
Net impact of goodwill and acquired intangible assets	(7)	(9)
Net income tax effect	5	(3)
Total Core Earnings adjustments to GAAP	(8)	19
GAAP net income	$128	$126

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

The accounting for derivatives requires that changes in the fair value of derivative instruments be recognized currently in earnings, with no fair value adjustment of the hedged item, unless specific hedge accounting criteria are met. The gains and losses recorded in “Gains (losses) on derivative and hedging activities, net” and interest expense (for qualifying fair value hedges) are primarily caused by interest rate and foreign currency exchange rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate and foreign currency risk management strategy. However, some of our derivatives, primarily Floor Income Contracts and certain basis swaps, do not qualify for hedge accounting treatment and the stand-alone derivative must be adjusted to fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item.

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Core Earnings derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$7	$48
Plus: Gains (losses) on fair value hedging activity included in interest expense	2	—
Total gains(losses)	9	48
Plus: Settlements on derivative and hedging activities, net(1)	1	15
Mark-to-market gains (losses) on derivative and hedging activities, net(2)	10	63
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	(17)	(17)
Other derivative accounting adjustments(3)	1	(15)
Total net impact of derivative accounting	$(6)	$31

(1)	See “Reclassification of Settlements on Derivative and Hedging Activities” below for a detailed breakdown of these components.
(2)	“Mark-to-market gains (losses) on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Floor Income Contracts	$2	$31
Basis swaps	(9)	45
Foreign currency hedges	18	(36)
Other	(1)	23
Total mark-to-market gains (losses) on derivative and hedging activities, net	$10	$63

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

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(1)	$(8)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	4	(7)
Net realized gains (losses) on terminated derivative contracts reclassified to other income	(4)	—
Total reclassifications of settlements on derivative and hedging activities	$(1)	$(15)

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of March 31, 2019, derivative accounting has decreased GAAP equity by approximately $109 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Beginning impact of derivative accounting on GAAP equity	$(34)	$5
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	(75)	110
Ending impact of derivative accounting on GAAP equity	$(109)	$115

(1)	Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Total pre-tax net impact of derivative accounting recognized in net income(2)	$(6)	$31
Tax and other impacts of derivative accounting adjustments	1	(20)
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	(70)	99
Net impact of net mark-to-market gains (losses) under derivative accounting	$(75)	$110

(2)	See “Core Earnings derivative adjustments” table above.

Hedging Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into Core Earnings as of the respective year-ends are presented in the table below. These net premiums will be recognized in Core Earnings in future periods. As of March 31, 2019, the remaining amortization term of the net floor premiums was approximately 4 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, mark-to-market gains and losses on these hedges are recorded in accumulated other comprehensive income. Hedged Floor Income from these cash flow hedges that has not been recognized into Core Earnings and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in Core Earnings and GAAP in future periods and is presented net of tax. As of March 31, 2019, the remaining hedged period is approximately 6 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

(Dollars in millions)	March 31, 2019	March 31, 2018
Unamortized net Floor premiums (net of tax)	$(112)	$(160)
Unrecognized hedged Floor Income related to pay-fixed interest rate swaps (net of tax)	(592)	(678)
Total hedged Floor Income, net of tax(1)(2)	$(704)	$(838)

(1)	$(914) million and $(1.1) billion on a pre-tax basis as of March 31, 2019 and March 31, 2018, respectively.
(2)	Of the $704 million as of March 31, 2019, approximately $170 million, $191 million and $163 million will be recognized as part of Core Earnings net income in 2019, 2020 and 2021, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Core Earnings goodwill and acquired intangible asset adjustments	$(7)	$(9)

2.   Tangible Net Asset Ratio

This ratio measures the amount of assets available to retire the Company’s unsecured debt.  Management and Navient’s equity investors, credit rating agencies and debt capital investors use this ratio to monitor and make decisions about the appropriate level of unsecured funding. The tangible net asset ratio is calculated as:

(Dollars in billions)	March 31, 2019	March 31, 2018
GAAP assets	$100.6	$113.2
Less:
Goodwill and acquired intangible assets	.8	.8
Secured debt	84.5	94.2
Other liabilities, adjustments for the impact of derivative accounting under GAAP and unamortized net floor premiums	.9	1.4
Tangible net assets	$14.4	$16.8
Divided by:
Unsecured debt (par)	$11.5	$13.9
Tangible net asset ratio	1.25x	1.21x

3.   Earnings before Interest, Taxes, Depreciation and Amortization Expense (“EBITDA”)

This metric measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses.  EBITDA for the Business Processing segment is calculated as:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Pre-tax income	$13	$14
Plus:
Depreciation and amortization expense(1)	1	1
EBITDA	$14	$15
Divided by:
Total revenue	$68	$73
EBITDA margin	21%	21%

(1)	There is no interest expense in this segment.

Reportable Segment Earnings Summary — Core Earnings Basis

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2019	2018	2019 vs. 2018
Interest income:
FFELP Loans	$779	$732	6%
Other loans	1	1	—
Cash and investments	16	9	78
Total interest income	796	742	7
Total interest expense	650	571	14
Net interest income	146	171	(15)
Less: provision for loan losses	8	10	(20)
Net interest income after provision for loan losses	138	161	(14)
Servicing revenue	59	66	(11)
Asset recovery and business processing revenue	51	36	42
Other income	9	—	100
Total other income	119	102	17
Direct operating expenses	91	80	14
Income before income tax expense	166	183	(9)
Income tax expense	39	42	(7)
Core Earnings	$127	$141	(10)%

Highlights

•	Core Earnings were $127 million compared to $141 million in the year-ago quarter.
•	Net interest income decreased $25 million due to the natural paydown of the portfolio and a decrease in the net interest margin.
•	Provision for loan losses decreased $2 million.
•	Other revenue increased $17 million primarily due to a $15 million (42 percent) increase in asset recovery revenue.
•

On an adjusted basis, expenses increased $4 million primarily as a result of the increase in asset recovery revenue discussed above which was partially offset by decreases from ongoing efficiency gains. Adjusted 2019 expenses exclude $7 million of costs in connection with the 2018 First Data transition services agreement.

•	The Company acquired $84 million of FFELP Loans in the quarter.
•	At March 31, 2019, Navient held $69.9 billion of FFELP Loans, compared with $79.4 billion of FFELP Loans at March 31, 2018.
•	FFELP loan delinquencies decreased $2.1 billion or 25 percent from the year-ago quarter.

Core Earnings key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Segment net interest margin	.80%	.83%
FFELP Loans:
FFELP Loan spread	.87%	.89%
Provision for loan losses	$8	$10
Charge-offs	$17	$11
Charge-off rate	.11%	.07%
Greater than 30-days delinquency rate	11.0%	13.1%
Greater than 90-days delinquency rate	5.2%	7.7%
Forbearance rate	12.7%	12.8%
Average FFELP Loans	$71,226	$80,801

(Dollars in billions)
Number of accounts serviced for ED (in millions)	5.9	6.0
Total federal loans serviced	$293	$295
Contingent collections receivables inventory	$26.8	$16.2

Segment Net Interest Margin

The following table includes the Core Earnings basis Federal Education Loans segment net interest margin along with reconciliation to the GAAP basis segment net interest margin.

	Three Months Ended March 31,
	2019	2018
FFELP Loan yield	4.93%	4.12%
Hedged Floor Income	.38	.40
Unhedged Floor Income	.04	.02
Consolidation Loan Rebate Fees	(.70)	(.69)
Repayment Borrower Benefits	(.11)	(.11)
Premium amortization	(.10)	(.07)
FFELP Loan net yield	4.44	3.67
FFELP Loan cost of funds	(3.57)	(2.78)
FFELP Loan spread	.87	.89
Other interest-earning asset spread impact	(.07)	(.06)
Core Earnings basis segment net interest margin(1)	.80%	.83%

Core Earnings basis segment net interest margin(1)	.80%	.83%
Adjustment for GAAP accounting treatment(2)	(.04)	(.04)
GAAP-basis segment net interest margin(1)	.76%	.79%

(1)	The average balances of our FFELP Loan Core Earnings basis interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
FFELP Loans	$71,226	$80,801
Other interest-earning assets	2,735	2,657
Total FFELP Loan Core Earnings basis interest- earning assets	$73,961	$83,458

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income, the reversal of the amortization of premiums received on Floor Income Contracts, and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “Non-GAAP Financial Measures — Core Earnings” above.

The Company acquired $84 million of FFELP Loans in the first quarter of 2019. As of March 31, 2019, our FFELP Loan portfolio totaled $69.9 billion, comprised of $23.7 billion of FFELP Stafford Loans and $46.2 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of March 31, 2019 was 5 years and 8 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 7 percent and 4 percent, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after March 31, 2019 and 2018, based on interest rates as of those dates.

(Dollars in billions)	March 31, 2019	March 31, 2018
Education loans eligible to earn Floor Income	$69.3	$78.7
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(31.6)	(36.0)
Less: economically hedged Floor Income	(21.1)	(24.0)
Education loans eligible to earn Floor Income after rebates and economically hedged	$16.6	$18.7
Education loans earning Floor Income	$.4	$1.9

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period April 1, 2019 to December 31, 2024.

(Dollars in billions)	April 1, 2019 to December 31, 2019	2020	2021	2022	2023	2024
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$20.7	$17.7	$12.6	$11.0	$5.8	$.9

FFELP Provision for Loan Losses

The provision for FFELP Loan Losses was $8 million in first-quarter 2019, down $2 million from the year-ago quarter.

Servicing Revenue

The Company services loans for approximately 5.9 million and 6.0 million customer accounts under its ED servicing contract as of March 31, 2019 and March 31, 2018, respectively. Third-party loan servicing fees in the three months ended March 31, 2019 and 2018 included $37 million and $38 million, respectively, of servicing revenue related to the ED servicing contract.

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

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue increased $15 million from the year-ago quarter due to higher collection volume.

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

Other Income

Other income increased $9 million primarily from transition services revenue in connection with the strategic agreement we entered into with First Data in the third quarter of 2018.

Operating Expenses

Operating expenses for the Federal Education Loans segment include costs incurred to acquire FFELP Loans and perform servicing and asset recovery activities on our FFELP Loan portfolio, federal education loans held by ED and other institutions. On an adjusted basis, expenses increased $4 million primarily as a result of the increase in asset recovery revenue discussed above which was partially offset by decreases from ongoing efficiency gains. Adjusted first-quarter 2019 expenses exclude $7 million of costs in connection with the First Data transition services agreement entered into in third-quarter 2018.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2019	2018	2019 vs. 2018
Interest income:
Private Education Loans	$443	$431	3%
Cash and investments	5	2	150
Interest income	448	433	3
Interest expense	261	238	10
Net interest income	187	195	(4)
Less: provision for loan losses	68	77	(12)
Net interest income after provision for loan losses	119	118	1
Servicing revenue	3	3	—
Direct operating expenses	38	56	(32)
Income before income tax expense	84	65	29
Income tax expense	19	15	27
Core Earnings	$65	$50	30%

Highlights

•	Originated $984 million of Private Education Refinance Loans in the quarter.
•	Core Earnings were $65 million compared to $50 million in the year-ago quarter.
•	Net interest income decreased $8 million primarily due to the natural paydown of the portfolio.
•	Provision for loan losses decreased $9 million. Private Education Loan performance results include:
○

Charge-offs of $94 million, up $16 million from $78 million in first-quarter 2018. This increase was expected with the expiration of the temporary natural disaster forbearances granted at the end of 2017 and beginning of 2018.

○	Private Education Loan delinquencies greater than 90 days: $559 million, up $12 million from $547 million in first-quarter 2018.
○	Private Education Loan delinquencies greater than 30 days: $1.1 billion, down $135 million from first-quarter 2018.
○	Private Education Loan forbearances: $575 million, down $394 million from $969 million in first-quarter 2018.
•

On an adjusted basis, expenses were $9 million lower primarily as a result of ongoing efficiency gains. Adjusted 2018 expenses exclude a $9 million one-time fee paid to convert $3 billion of Private Education from a third-party servicer to Navient’s servicing platform.

•

At March 31, 2019, Navient held $22.1 billion of Private Education Loans (of which $4.0 billion were Refinance Loans), compared with $22.9 billion of Private Education Loans (of which $1.2 billion were Refinance Loans) at March 31, 2018.

Core Earnings key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Segment net interest margin	3.22%	3.23%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.45%	3.46%
Provision for loan losses	$68	$77
Charge-offs	$94	$78
Charge-off rate	1.7%	1.4%
Greater than 30-days delinquency rate	5.2%	5.7%
Greater than 90-days delinquency rate	2.6%	2.4%
Forbearance rate	2.5%	4.2%
Average Private Education Loans	$22,761	$23,754
Private Education Refinance Loans:
Charge-offs	$1	$—
Greater than 90-days delinquency rate	—%	—%
Average balance of Private Education Refinance Loans	$3,644	$940
Ending balance of Private Education Refinance Loans	$4,026	$1,201
Private Education Refinance Loan originations	$984	$500

Segment Net Interest Margin

The following table shows the Core Earnings basis Consumer Lending segment net interest margin along with reconciliation to the GAAP basis segment net interest margin before provision for loan losses.

	Three Months Ended March 31,
	2019	2018
Private Education Loan yield	7.89%	7.35%
Private Education Loan cost of funds	(4.44)	(3.89)
Private Education Loan spread	3.45	3.46
Other interest-earning asset spread impact	(.23)	(.23)
Core Earnings basis segment net interest margin(1)	3.22%	3.23%

Core Earnings basis segment net interest margin(1)	3.22%	3.23%
Adjustment for GAAP accounting treatment(2)	.06	.08
GAAP basis segment net interest margin(1)	3.28%	3.31%

(1)	The average balances of our Private Education Loan Core Earnings basis interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Private Education Loans	$22,761	$23,754
Other interest-earning assets	797	780
Total Private Education Loan Core Earnings basis interest-earning assets	$23,558	$24,534

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “Non-GAAP Financial Measures — Core Earnings” above.

As of March 31, 2019, our Private Education Loan portfolio totaled $22.1 billion. The weighted-average life of this portfolio as of March 31, 2019 was 5 years assuming a CPR of 8 percent.

Private Education Loan Provision for Loan Losses

Allowance for Private Education Loan Losses

Our allowance for Private Education Loan losses does not include Purchased Credit Impaired (“PCI”) loans as those loans are separately reserved for, as needed. No allowance for loan losses has been established for these loans as of March 31, 2019. Related to the $2.8 billion of Purchased Non-Credit Impaired Loans acquired in 2017 at a discount, there is no allowance for loan losses established as of March 31, 2019, as the remaining purchased discount associated with the Private Education Loans of $312 million as of March 31, 2019 remains greater than the incurred losses. However, in accordance with our policy, there was $4 million and $6 million of both charge-offs and provision recorded for Purchased Non-Credit Impaired Loans in the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Allowance at beginning of period	$1,201	$1,297
Provision for Private Education Loan losses:
Purchased Non-Credit Impaired Loans, acquired at a discount	4	6
Remaining loans	64	71
Total provision	68	77
Total charge-offs(1)	(94)	(78)
Reclassification of interest reserve(2)	3	2
Allowance at end of period	$1,178	$1,298
Charge-offs as a percentage of average loans in repayment (annualized)	1.7%	1.4%
Allowance coverage of charge-offs (annualized)	3.1	4.1
Allowance as a percentage of ending total loans	4.9%	5.2%
Allowance as a percentage of ending loans in repayment	5.3%	5.8%
Ending total loans(3)	$24,043	$25,111
Average loans in repayment	$22,061	$22,660
Ending loans in repayment	$22,027	$22,372

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

In establishing the allowance for Private Education Loan losses as of March 31, 2019, we considered several factors with respect to our Private Education Loan portfolio. As a result of the expiration of the temporary natural disaster forbearances granted at the end of 2017 and beginning of 2018, charge-offs increased by $16 million, loan delinquencies greater than 90-days increased by $12 million and forbearances decreased by $394 million compared with the year-ago quarter, all as expected. These items had no impact on the provision for loan losses in the first quarter of 2019 as these items had been previously reserved for through the allowance for loan losses. Outstanding Private Education Loans decreased $0.8 billion from the year-ago quarter. These factors along with the continued improvement in the portfolio’s performance resulted in the $9 million decrease in provision.

Operating Expenses

Operating expenses for our Consumer Lending segment include costs incurred to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses were $38 million and $56 million for the quarters ended March 31, 2019 and 2018, respectively. On an adjusted basis, expenses were $9 million lower primarily as a result of ongoing efficiency gains. Adjusted first-quarter 2018 expenses exclude a $9 million one-time fee paid to convert $3 billion of Private Education Loans from a third-party servicer to Navient’s servicing platform.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2019	2018	2019 vs. 2018
Business processing revenue	$68	$73	(7)%
Direct operating expenses	55	59	(7)
Income before income tax expense	13	14	(7)
Income tax expense	3	4	(25)
Core Earnings	$10	$10	—%

Highlights

•

The year-ago quarter included $8 million of revenue and $5 million of expense in connection with a new revenue recognition accounting standard (ASC 606) adopted as of January 1, 2018. These amounts would not have been recognized under the prior accounting standard until later periods. Without this impact to the year-ago quarter, both Core Earnings and EBITDA would have increased $2 million from the year-ago quarter.

•	Contingent collections receivables inventory increased 33 percent to $15.0 billion from the year-ago quarter as a result of new placements.

Key segment metrics are as follows:

	Three Months Ended March 31,
(Dollars in billions)	2019	2018
Revenue from government services	$42	$53
Revenue from healthcare services	26	20
Total fee revenue	$68	$73
EBITDA(1)	$14	$15
EBITDA Margin(1)	21%	21%
Contingent collections receivables inventory (in billions)	$15.0	$11.3

(1)	See “Non-GAAP Financial Measures – Earnings before Interest, Taxes, Depreciation and Amortization Expense

(‘EBITDA’)” for an explanation and reconciliation of these metrics.

Other Segment

The following table presents Core Earnings results of our Other segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2019	2018	2019 vs. 2018
Net interest loss after provision for loan losses	$(33)	$(36)	(8)%
Other income	5	1	400
Gains on debt repurchases	15	—	100
Total other income	20	1	1,900
Unallocated shared services expenses:
Unallocated information technology costs	19	30	(37)
Unallocated corporate costs	53	50	6
Total unallocated shared services expenses	72	80	(10)
Restructuring/other reorganization expenses	1	7	(86)
Total expenses	73	87	(16)
Loss before income tax benefit	(86)	(122)	(30)
Income tax benefit	(20)	(28)	(29)
Core Earnings (loss)	$(66)	$(94)	(30)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio.

Gains (Losses) on Debt Repurchases

We repurchased $46 million of unsecured debt in the first quarter of 2019, resulting in $15 million of debt repurchase gains.

Unallocated Shared Services Expenses

Unallocated shared services expenses are comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related costs, stock-based compensation expense, and information technology costs related to infrastructure and operations. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters. On an adjusted basis, expenses were $11 million lower primarily as a result of ongoing efficiency gains. Adjusted expenses exclude $7 million and $4 million of regulatory-related costs in the first quarters of 2019 and 2018, respectively.

Restructuring/Other Reorganization Expenses

During the first quarters of 2019 and 2018, the Company incurred $1 million and $7 million, respectively, of restructuring/other reorganization expense in connection with an effort to reduce costs and improve operating efficiency. The charges were due primarily to severance-related costs.

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

	Three Months Ended March 31,
	2019		2018
(Dollars in millions)	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$71,226	4.35%	$80,801	3.63%
Private Education Loans	22,761	7.89	23,754	7.35
Other loans	73	8.77	71	7.09
Cash and investments	4,707	2.30	5,276	1.30
Total interest-earning assets	98,767	5.07%	109,902	4.32%
Non-interest-earning assets	3,472		3,425
Total assets	$102,239		$113,327
Average Liabilities and Equity
Short-term borrowings	$5,817	4.09%	$5,291	4.19%
Long-term borrowings	91,382	3.95	102,955	3.10
Total interest-bearing liabilities	97,199	3.96%	108,246	3.16%
Non-interest-bearing liabilities	1,524		1,479
Equity	3,516		3,602
Total liabilities and equity	$102,239		$113,327
Net interest margin		1.17%		1.21%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase	Change Due To
(Dollars in millions)	(Decrease)	Rate	Volume
Three Months Ended March 31, 2019 vs. 2018
Interest income	$62	$189	$(127)
Interest expense	106	198	(92)
Net interest income	$(44)	$(9)	$(35)

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net — GAAP and Core Earnings Basis

	March 31, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$57	$—	$57	$28	$85
Grace, repayment and other(2)	23,271	46,064	69,335	23,358	92,693
Total, gross	23,328	46,064	69,392	23,386	92,778
Unamortized premium/(discount)	366	217	583	(724)	(141)
Receivable for partially charged-off loans	—	—	—	657	657
Allowance for loan losses	(39)	(28)	(67)	(1,178)	(1,245)
Total education loan portfolio	$23,655	$46,253	$69,908	$22,141	$92,049
% of total FFELP	34%	66%	100%
% of total	26%	50%	76%	24%	100%

	December 31, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$59	$—	$59	$31	$90
Grace, repayment and other(2)	24,249	47,422	71,671	23,500	95,171
Total, gross	24,308	47,422	71,730	23,531	95,261
Unamortized premium/(discount)	377	222	599	(759)	(160)
Receivable for partially charged-off loans	—	—	—	674	674
Allowance for loan losses	(44)	(32)	(76)	(1,201)	(1,277)
Total education loan portfolio	$24,641	$47,612	$72,253	$22,245	$94,498
% of total FFELP	34%	66%	100%
% of total	26%	50%	76%	24%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount) — GAAP and Core Earnings Basis

	Three Months Ended March 31, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$24,323	$46,903	$71,226	$22,761	$93,987
% of FFELP	34%	66%	100%
% of total	26%	50%	76%	24%	100%

	Three Months Ended March 31, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$28,165	$52,636	$80,801	$23,754	$104,555
% of FFELP	35%	65%	100%
% of total	27%	50%	77%	23%	100%

Education Loan Activity — GAAP and Core Earnings Basis

	Three Months Ended March 31, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$24,641	$47,612	$72,253	$22,245	$94,498
Acquisitions (originations and purchases)	38	44	82	992	1,074
Capitalized interest and premium/discount amortization	194	193	387	90	477
Consolidations to third parties	(413)	(433)	(846)	(162)	(1,008)
Repayments and other	(805)	(1,163)	(1,968)	(1,024)	(2,992)
Ending balance	$23,655	$46,253	$69,908	$22,141	$92,049

	Three Months Ended March 31, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$28,409	$53,294	$81,703	$23,419	$105,122
Acquisitions (originations and purchases)	157	123	280	541	821
Capitalized interest and premium/discount amortization	227	226	453	95	548
Consolidations to third parties	(542)	(541)	(1,083)	(220)	(1,303)
Repayments and other	(799)	(1,151)	(1,950)	(912)	(2,862)
Ending balance	$27,452	$51,951	$79,403	$22,923	$102,326

 Education Loan Allowance for Loan Losses Activity — GAAP and Core Earnings Basis

	Three Months Ended March 31,
	2019			2018
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$76	$1,201	$1,277	$60	$1,297	$1,357
Less:
Charge-offs(1)	(17)	(94)	(111)	(11)	(78)	(89)
Plus:
Provision for loan losses	8	68	76	10	77	87
Reclassification of interest reserve(2)	—	3	3	—	2	2
Ending balance	$67	$1,178	$1,245	$59	$1,298	$1,357
Percent of total	5%	95%	100%	4%	96%	100%
Troubled debt restructuring(3)	$—	$10,148	$10,148	$ —	$10,796	$10,796

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

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP and Core Earnings Basis

	FFELP Loan Delinquencies
	March 31,
	2019		2018
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,809		$4,701
Loans in forbearance(2)	8,348		9,508
Loans in repayment and percentage of each status:
Loans current	50,921	89.0%	56,166	86.9%
Loans delinquent 31-60 days(3)	2,114	3.7	1,909	3.0
Loans delinquent 61-90 days(3)	1,194	2.1	1,534	2.4
Loans delinquent greater than 90 days(3)	3,006	5.2	4,994	7.7
Total FFELP Loans in repayment	57,235	100%	64,603	100%
Total FFELP Loans, gross	69,392		78,812
FFELP Loan unamortized premium	583		650
Total FFELP Loans	69,975		79,462
FFELP Loan allowance for losses	(67)		(59)
FFELP Loans, net	$69,908		$79,403
Percentage of FFELP Loans in repayment		82.5%		82.0%
Delinquencies as a percentage of FFELP Loans in repayment		11.0%		13.1%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.7%		12.8%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP and Core Earnings Basis

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Allowance at beginning of period	$76	$60
Provision for FFELP Loan losses	8	10
Charge-offs	(17)	(11)
Allowance at end of period	$67	$59
Charge-offs as a percentage of average loans in repayment	.11%	.07%
Allowance coverage of charge-offs	1.0	1.4
Allowance as a percentage of ending total loans, gross	.10%	.08%
Allowance as a percentage of ending loans in repayment	.12%	.09%
Ending total loans, gross	$69,392	$78,812
Average loans in repayment	$58,222	$65,650
Ending loans in repayment	$57,235	$64,603

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP and Core Earnings Basis

	Private Education Loan Delinquencies
	March 31,
	2019		2018
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$784		$1,029
Loans in forbearance(2)	575		969
Loans in repayment and percentage of each status:
Loans current	20,886	94.8%	21,096	94.3%
Loans delinquent 31-60 days(3)	358	1.6	416	1.9
Loans delinquent 61-90 days(3)	224	1.0	313	1.4
Loans delinquent greater than 90 days(3)	559	2.6	547	2.4
Total Private Education Loans in repayment	22,027	100%	22,372	100%
Total Private Education Loans, gross	23,386		24,370
Private Education Loan unamortized discount	(724)		(890)
Total Private Education Loans	22,662		23,480
Private Education Loan receivable for partially charged-off loans	657		741
Private Education Loan allowance for losses	(1,178)		(1,298)
Private Education Loans, net	$22,141		$22,923
Percentage of Private Education Loans in repayment		94.2%		91.8%
Delinquencies as a percentage of Private Education Loans in repayment		5.2%		5.7%
Loans in forbearance as a percentage of loans in repayment and forbearance		2.5%		4.2%
Percentage of Private Education Loans with a cosigner		54%		61%

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

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Receivable at beginning of period	$674	$760
Expected future recoveries of current period defaults(1)	20	19
Recoveries(2)	(34)	(38)
Charge-offs(3)	(3)	—
Receivable at end of period	$657	$741

(1)	Represents our estimate of the amount to be collected in the future.
(2)	Current period cash collections.
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

We define liquidity as cash and high-quality liquid assets that we can use to meet our cash requirements. Our two primary liquidity needs are: (1) servicing our debt and (2) our ongoing ability to meet our cash needs for running the operations of our businesses (including derivative collateral requirements) throughout market cycles, including during periods of financial stress. Secondary liquidity needs, which can be adjusted as needed, include the origination of Private Education Loans, acquisitions of Private Education Loan and FFELP Loan portfolios, acquisitions of companies, the payment of common stock dividends and the repurchase of common stock under common share repurchase programs. To achieve these objectives, we analyze and monitor our liquidity needs, maintain excess liquidity and access diverse funding sources including the issuance of unsecured debt and the issuance of secured debt primarily through asset-backed securitizations and/or other financing facilities.

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

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt that totaled $11.5 billion at March 31, 2019. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $2.3 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($188 million in the quarter ended March 31, 2019), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans. We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases are a part of our ongoing liquidity needs. We repurchased 9.4 million common shares for $107 million in the first quarter of 2019 and have $333 million of remaining share repurchase authority as of March 31, 2019.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	March 31, 2019	December 31, 2018
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,206	$1,286
Unencumbered FFELP Loans	465	332
Total GAAP and Core Earnings basis	$1,671	$1,618

Average Balances

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$992	$1,496
Unencumbered FFELP Loans	638	902
Total GAAP and Core Earnings basis	$1,630	$2,398

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of March 31, 2019 and 2018, the maximum additional capacity under these facilities was $1.3 billion and $2.4 billion, respectively. For the three months ended March 31, 2019 and 2018, the average maximum additional capacity under these facilities was $1.1 billion and $2.2 billion, respectively. As of March 31, 2019, the maturity dates of the FFELP Loan-other facilities ranged from November 2019 to April 2021.

Liquidity may also be available from our Private Education Loan asset-backed commercial paper (“ABCP”) facilities. Maximum borrowing capacity under the Private Education Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered Private Education Loans. As of March 31, 2019 and 2018, the maximum additional capacity under these facilities was $1.3 billion and $723 million, respectively. For the three months ended March 31, 2019 and 2018, the average maximum additional capacity under these facilities was $956 million and $891 million, respectively. As of March 31, 2019, the maturity dates of these facilities ranged from June 2019 to June 2020.

At March 31, 2019, we had a total of $6.2 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $3.6 billion of our unencumbered tangible assets of which $3.1 billion and $465 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of March 31, 2019, we had $8.6 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Since the fourth quarter of 2015, we have closed on $3.7 billion of Private Education Loan ABS Repurchase Facilities. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

For further discussion of our various sources of liquidity, our access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6—Borrowings” in our Annual Report on Form 10-K for the year ended December 31, 2018.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	March 31, 2019	December 31, 2018
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.5	4.6
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	4.1	4.8
Tangible unencumbered assets(1)	6.2	5.7
Senior unsecured debt	(11.5)	(11.5)
Mark-to-market on unsecured hedged debt(2)	(.2)	(.1)
Other liabilities, net	(.4)	(.7)
Total tangible equity — GAAP Basis(1)	$2.7	$2.8

(1)	At March 31, 2019 and December 31, 2018, excludes goodwill and acquired intangible assets, net, of $780 million and $786 million, respectively.
(2)

At March 31, 2019 and December 31, 2018, there were $155 million and $51 million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).

First-quarter 2019 Financing Transactions

During the first-quarter 2019, Navient issued $748 million in FFELP Loan ABS and $1.2 billion in Private Education Loan ABS.

Shareholder Distributions

During the first-quarter 2019, we paid $39 million in common stock dividends ($0.16 per share).

We repurchased 9.4 million common shares for $107 million in the first quarter of 2019. There is $333 million of remaining share repurchase authority outstanding at March 31, 2019. Since the Spin-Off in April 2014, we have repurchased 194 million shares for $2.9 billion.

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

We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rate and foreign exchange rates, may require us to return cash collateral held or may require us to post collateral to counterparties. See “Note 7 — Derivative Financial Instruments” in our 2018 Form 10-K for more information on the amount of cash that has been received and delivered to derivative counterparties. Effective June 30, 2018, our counterparty exposure reflects rule changes adopted by clearing organizations that require entities to treat daily variation margin payments as legal settlements of the outstanding exposure of the derivative, rather than recording these positions on a gross basis with a related collateral receivable or payable.

The table below highlights exposure related to our derivative counterparties at March 31, 2019.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$15	$2
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	14%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	91%	—%

Core Earnings Basis Borrowings

The following tables present the ending balances, average balances and average interest rates of our Core Earnings basis borrowings. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “Non-GAAP Financial Measures — Core Earnings — Derivative Accounting — Reclassification of Settlements on Derivative and Hedging Activities” of this Item 2.)

Ending Balances

	March 31, 2019			December 31, 2018
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$2,312	$9,139	$11,451	$817	$10,674	$11,491
Total unsecured borrowings	2,312	9,139	11,451	817	10,674	11,491
Secured borrowings:
FFELP Loan securitizations(2)	—	63,735	63,735	—	66,318	66,318
Private Education Loan securitizations(3)	1,644	12,253	13,897	300	12,985	13,285
FFELP Loan — other facilities	2,594	2,136	4,730	2,927	2,625	5,552
Private Education Loan — other facilities	689	1,165	1,854	1,114	1,266	2,380
Other(4)	243	—	243	267	—	267
Total secured borrowings	5,170	79,289	84,459	4,608	83,194	87,802
Core Earnings basis borrowings	7,482	88,428	95,910	5,425	93,868	99,293
Adjustment for GAAP accounting treatment	23	(288)	(265)	(3)	(349)	(352)
GAAP basis borrowings	$7,505	$88,140	$95,645	$5,422	$93,519	$98,941

(1)

Includes principal amount of $2.3 billion and $817 million of short-term debt as of March 31, 2019 and December 31, 2018, respectively. Includes principal amount of $9.2 billion and $10.8 billion of long-term debt as of March 31, 2019 and December 31, 2018, respectively.

(2)

Includes $290 million and $244 million of long-term debt related to the FFELP Loan asset-backed securitization repurchase facilities (“FFELP Loan Repurchase Facilities”) as of March 31, 2019 and December 31, 2018, respectively.

(3)

Includes $1.6 billion and $300 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Private Education Loan Repurchase Facilities”) as of March 31, 2019 and December 31, 2018, respectively. Includes $921 million and $2.0 billion of long-term debt related to the Private Education Loan Repurchase Facilities as of March 31, 2019 and December 31, 2018, respectively.

(4)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Secured borrowings comprised 88 percent of our Core Earnings basis debt outstanding at both March 31, 2019 and December 31, 2018.

Average Balances

	Three Months Ended March 31,
	2019		2018
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$11,463	6.84%	$13,787	5.87%
Total unsecured borrowings	11,463	6.84	13,787	5.87
Secured borrowings:
FFELP Loan securitizations(1)	64,955	3.41	70,814	2.60
Private Education Loan securitizations(2)	13,347	4.32	13,205	3.86
FFELP Loan — other facilities	5,036	3.59	7,601	2.71
Private Education Loan — other facilities	2,146	4.02	2,349	3.37
Other(3)	252	4.85	490	1.58
Total secured borrowings	85,736	3.58	94,459	2.80
Core Earnings basis borrowings	$97,199	3.97%	$108,246	3.19%

Core Earnings basis borrowings	$97,199	3.97%	$108,246	3.19%
Adjustment for GAAP accounting treatment	—	(.01)	—	(.03)
GAAP basis borrowings	$97,199	3.96%	$108,246	3.16%

(1)	Includes $273 million of debt related to the FFELP Loan Repurchase Facilities for the three months ended March 31, 2019.
(2)	Includes $2.5 billion and $2.1 billion of debt related to the Private Education Loan Repurchase Facilities for the three months ended March 31, 2019 and 2018, respectively.
(3)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, goodwill and intangible assets, and fair value measurement can be found in our 2018 Form 10-K. There were no significant changes to these critical accounting policies during the first three months of 2019.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at March 31, 2019 and December 31, 2018, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings before mark-to-market gains (losses) on derivative and hedging activities, a sensitivity analysis was performed assuming the funding index increases 10 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. These earnings sensitivities are applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and do not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of March 31, 2019 Impact on Annual Earnings If:			As of March 31, 2018 Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities	$(12)	$23	$(79)	$(6)	$19	$(89)
Mark-to-market gains (losses) on derivative and hedging activities	(11)	(92)	—	(36)	(162)	—
Increase (decrease) in income before taxes	$(23)	$(69)	$(79)	$(42)	$(143)	$(89)
Increase (decrease) in net income after taxes	$(18)	$(53)	$(61)	$(32)	$(110)	$(69)
Increase (decrease) in diluted earnings per common share	$(.07)	$(.22)	$(.25)	$(.12)	$(.41)	$(.26)

(1)

If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 10 basis points while holding the asset index constant. There is no sensitivity analysis related to the mark-to-market gains (losses) on derivative and hedging activities as part of this potential impact on earnings.

	At March 31, 2019
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$93,188	$(217)	—%	$(439)	—%
Other earning assets	4,427	—	—	—	—
Other assets	4,103	94	2	540	13
Total assets gain/(loss)	$101,718	$(123)	—%	$101	—%
Liabilities
Interest-bearing liabilities	$95,114	$(451)	—%	$(1,257)	(1)%
Other liabilities	1,491	172	12	810	54
Total liabilities (gain)/loss	$96,605	$(279)	—%	$(447)	—%

	At December 31, 2018
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$95,032	$(184)	—%	$(353)	—
Other earning assets	5,488	—	—	—	—
Other assets	4,190	168	4	693	17
Total assets gain/(loss)	$104,710	$(16)	—%	$340	—%
Liabilities
Interest-bearing liabilities	$97,591	$(437)	—%	$(1,216)	(1)%
Other liabilities	1,688	242	14	933	55
Total liabilities (gain)/loss	$99,279	$(195)	—%	$(283)	—%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate education loan portfolio with floating rate debt and our fixed rate education loan portfolio with fixed rate debt. However, we can have a mismatch in the index (including the frequency of reset) of floating rate debt versus floating rate assets. In addition, due to the ability of some FFELP Loans to earn Floor Income, we can have a fixed versus floating mismatch in funding if the education loan earns at the fixed borrower rate and the funding remains floating. During the first quarters of 2019 and 2018, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of derivative contracts. The result of these hedging transactions was to fix the relative spread between the education loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase by either 100 or 300 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our fixed rate assets being funded with variable rate liabilities. Both items will generally cause income to decrease when interest rates increase. In both 2019 and 2018, the decrease to income when interest rates increase 100 basis points is primarily due to both items (i) and (ii) above and is relatively minor in connection with a $92 billion education loan portfolio. The increase in income when interest rates increase 300 basis points relates to certain FFELP fixed rate loans that become variable interest rate loans when variable interest rates rise above a certain level (Special Allowance Payment or “SAP”). When these loans are funded with fixed rate debt (as we do to hedge certain floor income), we earn additional interest income when earning the higher variable rate that is in effect.

In the preceding tables, under the scenario where interest rates increase by either 100 or 300 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in 2019 and 2018 is primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. The mark-to-market losses are primarily from both the ineffectiveness on fair value hedges as well as trading hedges related to receive fix/pay variable swaps. The decrease in loss of income in 2019 as compared to 2018 is primarily due to a smaller notional amount of receive fix/pay variable trading swaps.

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 10 Basis Points,” the main driver of the decrease in pre-tax income before mark-to-market gains (losses) on derivative and hedging activities in both the 2019 and 2018 analyses is primarily the result of daily reset one-month LIBOR-indexed FFELP Loans being funded with monthly reset one-month LIBOR, three-month LIBOR and other non-discrete indexed liabilities, as well as, to a lesser extent, Prime-indexed Private Education Loans being funded with LIBOR and other non-discrete indexed liabilities. The decrease in the loss between 2018 and 2019 relates to the decrease in the size of the education loan portfolio. See “Asset and Liability Funding Gap” of this Item 3 for a further discussion.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2019. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.3	$—	$3.3
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.3	—	.3
Prime	quarterly	2.5	—	2.5
Prime	monthly	8.5	—	8.5
3-month LIBOR	quarterly	.5	32.6	(32.1)
3-month LIBOR	daily	—	2.9	(2.9)
1-month LIBOR	monthly	5.1	37.7	(32.6)
1-month LIBOR	daily	66.0	—	66.0
CPI Index	monthly	—	.1	(.1)
Non-Discrete reset(2)	monthly	—	8.1	(8.1)
Non-Discrete reset(3)	daily/weekly	4.4	.2	4.2
Fixed Rate(4)		9.8	19.0	(9.2)
Total		$100.6	$100.6	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Core Earnings Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.3	$—	$3.3
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.3	—	.3
Prime	quarterly	2.5	—	2.5
Prime	monthly	8.5	—	8.5
3-month LIBOR	quarterly	.5	—	.5
3-month LIBOR	daily	—	—	—
1-month LIBOR	monthly	5.1	76.3	(71.2)
1-month LIBOR	daily	66.0	—	66.0
Non-Discrete reset(2)	monthly	—	6.6	(6.6)
Non-Discrete reset(3)	daily/weekly	4.4	.2	4.2
Fixed Rate(4)		9.5	17.2	(7.7)
Total		$100.3	$100.3	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at March 31, 2019.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	6.4
Other loans	9.9
Cash and investments	—
Total earning assets	6.1
Borrowings
Short-term borrowings	.5
Long-term borrowings	6.1
Total borrowings	5.7

 Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2019. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the terms, conditions and limitations set forth in the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. Navient has asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. Navient has no additional reserves related to indemnification matters with SLM BankCo as of March 31, 2019.

OIG Audit

The Office of the Inspector General (the “OIG”) of ED commenced an audit regarding Special Allowance Payments (“SAP”) on September 10, 2007. In September 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG in August 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. In August 2016, we filed our notice of appeal to the Administrative Actions and Appeals Service Group of ED, and a hearing was held in April 2017. In March 2019, the administrative law judge hearing the appeal affirmed the audit’s findings, holding the then-existing Dear Colleague letter relied upon by the Company and other industry participants was inconsistent with the statutory framework creating the SAP rules applicable to loans funded by certain types of debt obligations at issue. We have appealed the administrative law judge’s decision to the Secretary of Education given Navient’s adherence to ED-issued guidance and the potential impact on participants in any ED program student loan servicers if such guidance is deemed unreliable and may not be relied upon. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company established a reserve for this matter in 2014 and does not believe, at this time, that an adverse ruling would have a material effect on the Company as a whole.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2018 Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2019.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 — January 31, 2019	4.2	$10.31	3.2	$403
February 1 — February 28, 2019	4.1	11.75	2.8	$370
March 1 — March 31, 2019	3.5	11.91	3.4	$333
Total first-quarter 2019	11.8	$11.28	9.4

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	In September 2018, the board authorized a new $500 million share repurchase program.

The closing price of our common stock on the NASDAQ Global Select Market on March 29, 2019 was $11.57.

Item 3.   Defaults upon Senior Securities

Nothing to report.

Item 4.   Mine Safety Disclosures

Nothing to report.

Item 5.   Other Information

Nothing to report.

Item 6.   Exhibits

The following exhibits are furnished or filed, as applicable:

10.1†*	Form of Navient Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Agreement.

10.2†*	Form of Navient Corporation 2014 Omnibus Incentive Plan Restricted Stock Unit Agreement.

10.3†*	Form of Navient Corporation 2014 Omnibus Incentive Plan Independent Director Restricted Stock Agreement.

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NAVIENT CORPORATION (Registrant)
By:	/s/ CHRISTIAN M. LOWN
Christian M. Lown
Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2019