Form 10-Q
period 2019-06-30
NAVIENT CORP
filed 2019-08-02
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of June 30, 2019, there were 230,494,278 shares of common stock outstanding.

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
FFELP Loans (net of allowance for losses of $67 and $76, respectively)	$67,956	$72,253
Private Education Loans (net of allowance for losses of $1,151 and $1,201, respectively)	21,564	22,245
Investments
Held-to-maturity	22	—
Other	200	226
Total investments	222	226
Cash and cash equivalents	1,746	1,286
Restricted cash and cash equivalents	2,680	3,976
Goodwill and acquired intangible assets, net	769	786
Other assets	3,383	3,404
Total assets	$98,320	$104,176
Liabilities
Short-term borrowings	$6,785	$5,422
Long-term borrowings	86,776	93,519
Other liabilities	1,447	1,688
Total liabilities	95,008	100,629
Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 450 million and 445 million shares issued, respectively	4	4
Additional paid-in capital	3,181	3,145
Accumulated other comprehensive (loss) income (net of tax (benefit) expense of $(27) and $35, respectively)	(80)	113
Retained earnings	3,418	3,218
Total Navient Corporation stockholders’ equity before treasury stock	6,523	6,480
Less: Common stock held in treasury at cost: 220 million and 198 million shares, respectively	(3,222)	(2,961)
Total Navient Corporation stockholders’ equity	3,301	3,519
Noncontrolling interest	11	28
Total equity	3,312	3,547
Total liabilities and equity	$98,320	$104,176

Supplemental information — assets and liabilities of consolidated variable interest entities:

	June 30, 2019	December 31, 2018
FFELP Loans	$67,700	$71,921
Private Education Loans	19,035	19,698
Restricted cash	2,640	3,928
Other assets, net	1,009	956
Short-term borrowings	4,904	4,341
Long-term borrowings	77,373	82,738
Net assets of consolidated variable interest entities	$8,107	$9,424

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
FFELP Loans	$742	$760	$1,506	$1,483
Private Education Loans	436	442	879	873
Other loans	1	1	2	2
Cash and investments	25	24	52	41
Total interest income	1,204	1,227	2,439	2,399
Total interest expense	911	929	1,860	1,773
Net interest income	293	298	579	626
Less: provisions for loan losses	68	112	144	199
Net interest income after provisions for loan losses	225	186	435	427
Other income (loss):
Servicing revenue	60	71	122	140
Asset recovery and business processing revenue	123	99	242	207
Other income (loss)	11	13	27	1
Gains on sales of loans	16	—	16	—
Gains (losses) on debt repurchases	44	(7)	59	(8)
Gains (losses) on derivative and hedging activities, net	(32)	(40)	(25)	8
Total other income	222	136	441	348
Expenses:
Salaries and benefits	125	125	253	259
Other operating expenses	116	76	244	217
Total operating expenses	241	201	497	476
Goodwill and acquired intangible asset impairment and amortization expense	11	6	18	16
Restructuring/other reorganization expenses	1	2	2	9
Total expenses	253	209	517	501
Income before income tax expense	194	113	359	274
Income tax expense	41	30	78	64
Net income	$153	$83	$281	$210
Basic earnings per common share	$.65	$.31	$1.17	$.79
Average common shares outstanding	235	265	239	264
Diluted earnings per common share	$.64	$.31	$1.16	$.78
Average common and common equivalent shares outstanding	238	269	242	269
Dividends per common share	$.16	$.16	$.32	$.32

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$153	$83	$281	$210
Other comprehensive income:
Gains (losses) on derivatives	(162)	42	(253)	173
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)	(2)	(1)	(3)	(1)
Total gains (losses) on derivatives	(164)	41	(256)	172
Income tax (expense) benefit	41	(11)	63	(43)
Other comprehensive income (loss), net of tax	(123)	30	(193)	129
Total comprehensive income	$30	$113	$88	$339

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at March 31, 2018	444,739,212	(180,132,708)	264,606,504	$4	$3,127	$173	$3,073	$(2,740)	$3,637	$31	$3,668
Comprehensive income:
Net income	—	—	—	—	—	—	83	—	83	—	83
Other comprehensive income (loss), net of tax	—	—	—	—	—	30	—	—	30	—	30
Total comprehensive income	—	—	—	—	—	—	—	—	113	—	113
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(42)	—	(42)	—	(42)
Issuance of common shares	113,171	—	113,171	—	1	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	6	—	—	—	6	—	6
Shares repurchased related to employee stock-based compensation plans	—	(92,369)	(92,369)	—	—	—	—	(1)	(1)	—	(1)
Balance at June 30, 2018	444,852,383	(180,225,077)	264,627,306	$4	$3,134	$203	$3,114	$(2,741)	$3,714	$31	$3,745

Balance at March 31, 2019	449,807,290	(209,771,402)	240,035,888	$4	$3,174	$43	$3,303	$(3,094)	$3,430	$13	$3,443
Comprehensive income:
Net income	—	—	—	—	—	—	153	—	153	—	153
Other comprehensive income (loss), net of tax	—	—	—	—	—	(123)	—	—	(123)	—	(123)
Total comprehensive income	—	—	—	—	—	—	—	—	30	—	30
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(37)	—	(37)	—	(37)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	195,883	—	195,883	—	2	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	5	—	—	—	5	—	5
Common stock repurchased	—	(9,617,008)	(9,617,008)	—	—	—	—	(126)	(126)	—	(126)
Shares repurchased related to employee stock-based compensation plans	—	(120,485)	(120,485)	—	—	—	—	(2)	(2)	—	(2)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2019	450,003,173	(219,508,895)	230,494,278	$4	$3,181	$(80)	$3,418	$(3,222)	$3,301	$11	$3,312

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2017	439,718,145	(176,667,573)	263,050,572	$4	$3,077	$61	$3,004	$(2,692)	$3,454	$31	$3,485
Comprehensive income:
Net income	—	—	—	—	—	—	210	—	210	—	210
Other comprehensive income (loss), net of tax	—	—	—	—	—	129	—	—	129	—	129
Total comprehensive income	—	—	—	—	—	—	—	—	339	—	339
Cash dividends:
Common stock ($.32 per share)	—	—	—	—	—	—	(85)	—	(85)	—	(85)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	5,134,238	—	5,134,238	—	39	—	—	—	39	—	39
Stock-based compensation expense	—	—	—	—	18	—	—	—	18	—	18
Shares repurchased related to employee stock-based compensation plans	—	(3,557,504)	(3,557,504)	—	—	—	—	(49)	(49)	—	(49)
Reclassification from adoption of ASU No. 2018-02	—	—	—	—	—	13	(13)	—	—	—	—
Balance at June 30, 2018	444,852,383	(180,225,077)	264,627,306	$4	$3,134	$203	$3,114	$(2,741)	$3,714	$31	$3,745

Balance at December 31, 2018	445,377,826	(197,940,553)	247,437,273	$4	$3,145	$113	$3,218	$(2,961)	$3,519	$28	$3,547
Comprehensive income:
Net income	—	—	—	—	—	—	281	—	281	—	281
Other comprehensive income (loss), net of tax	—	—	—	—	—	(193)	—	—	(193)	—	(193)
Total comprehensive income	—	—	—	—	—	—	—	—	88	—	88
Cash dividends:
Common stock ($.32 per share)	—	—	—	—	—	—	(76)	—	(76)	—	(76)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(5)	—	(5)	—	(5)
Issuance of common shares	4,625,347	—	4,625,347	—	19	—	—	—	19	—	19
Stock-based compensation expense	—	—	—	—	17	—	—	—	17	—	17
Common stock repurchased	—	(19,034,252)	(19,034,252)	—	—	—	—	(233)	(233)	—	(233)
Shares repurchased related to employee stock-based compensation plans	—	(2,534,090)	(2,534,090)	—	—	—	—	(28)	(28)	—	(28)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(17)	(17)
Balance at June 30, 2019	450,003,173	(219,508,895)	230,494,278	$4	$3,181	$(80)	$3,418	$(3,222)	$3,301	$11	$3,312

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$281	$210
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) on sales of loans	(16)	—
(Gains) losses on debt repurchases	(59)	8
Goodwill and acquired intangible asset impairment and amortization expense	18	16
Stock-based compensation expense	17	18
Mark-to-market losses (gains) on derivative and hedging activities, net	173	(63)
Provisions for loan losses	144	199
Decrease (increase) in accrued interest receivable	22	(121)
(Decrease) increase in accrued interest payable	(29)	86
Decrease in other assets	148	160
Decrease in other liabilities	(177)	(31)
Total adjustments	241	272
Net cash provided by operating activities	522	482
Investing activities
Education loans acquired and originated	(1,970)	(1,555)
Principal payments on education loans	6,411	7,340
Proceeds from sales of education loans	408	—
Other investing activities, net	32	(29)
Net cash provided by investing activities	4,881	5,756
Financing activities
Borrowings collateralized by loans in trust - issued	4,863	5,443
Borrowings collateralized by loans in trust - repaid	(7,630)	(6,791)
Asset-backed commercial paper conduits, net	(2,077)	(3,449)
Long-term notes issued	—	495
Long-term notes repaid	(937)	(1,443)
Other financing activities, net	(149)	(46)
Common stock repurchased	(233)	—
Common dividends paid	(76)	(85)
Net cash used in financing activities	(6,239)	(5,876)
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(836)	362
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	5,262	4,646
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$4,426	$5,008
Cash disbursements made (refunds received) for:
Interest	$1,845	$1,618
Income taxes paid	$22	$24
Income taxes received	$(1)	$(2)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$1,746	$1,622
Restricted cash and restricted cash equivalents	2,680	3,386
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$4,426	$5,008
Noncash activity:
Investing activity - Held-to-maturity asset backed securities retained related to sales of education loans	$22	$—
Operating activity - Servicing assets recognized upon sales of education loans	$3	$—

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2018 Form 10-K.

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

Hedging Activities

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging,” which is intended to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The new standard was effective for the Company on January 1, 2019 and requires the mark-to-market gains and losses from qualifying fair value hedge relationships to be recorded in the same line item on the income statement of the item being hedged. As a result, the mark-to-market gains and losses from fair value hedging activity are now recorded in interest expense whereas they were previously recorded in gains (losses) on derivative and hedging activities, net. This change in presentation is prospective only and resulted in $7 million and $9 million of gains being recorded in interest expense in the three and six months ended June 30, 2019, respectively.

.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

1.   Significant Accounting Policies (Continued)

Effective in 2020

Allowance for Loan Losses

In 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses,” which requires measurement and recognition of an allowance for loan loss that estimates remaining expected credit losses for financial assets held at the reporting date. Our current allowance for loan loss is an incurred loss model. As a result, the new guidance will result in an increase to our allowance for loan losses. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for the Company as of January 1, 2020 and will primarily impact the allowance for loan losses related to our Private Education Loans and FFELP Loans. This standard represents a significant change from existing GAAP and will result in material changes to the Company’s accounting for the allowance for loan losses. We are currently evaluating the impact of adopting this accounting standard on our consolidated financial statements and footnote disclosures.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Three Months Ended June 30, 2019
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$67	$1,178	$7	$1,252
Total provision	8	60	—	68
Charge-offs(1)	(7)	(87)	(1)	(95)
Reclassification of interest reserve(2)	—	1	—	1
Loan sales	—	(1)	(7)	(8)
Ending balance	$67	$1,151	$—	$1,218
Allowance Ending Balance:
Individually evaluated for impairment — TDR	$—	$1,040	$—	$1,040
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	67	111	—	178
Purchased Non-Credit Impaired Loans acquired at a discount(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—
Ending total allowance	$67	$1,151	$—	$1,218
Loans Ending Balance:
Individually evaluated for impairment — TDR	$—	$10,000	$—	$10,000
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	64,783	11,215	4	76,002
Purchased Non-Credit Impaired Loans acquired at a discount(3)	2,671	1,977	—	4,648
Purchased Credit Impaired Loans(3)	—	214	—	214
Ending total loans(4)	$67,454	$23,406	$4	$90,864
Charge-offs as a percentage of average loans in repayment	.05%	1.59%	10.19%
Allowance coverage of charge-offs	2.2	3.3	—
Allowance as a percentage of the ending total loan balance	.10%	4.92%	—%
Allowance as a percentage of the ending loans in repayment	.12%	5.37%	—%
Ending total loans(4)	$67,454	$23,406	$4
Average loans in repayment	$56,657	$21,854	$28
Ending loans in repayment	$55,684	$21,439	$4

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

(3)

The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of June 30, 2019. The losses of the Purchased Non-Credit Impaired Loans acquired at a discount are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $34 million and $298 million, respectively, as of June 30, 2019 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of June 30, 2019.

(4)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

 2.   Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2019
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$76	$1,201	$9	$1,286
Total provision	15	128	1	144
Charge-offs(1)	(24)	(181)	(2)	(207)
Reclassification of interest reserve(2)	—	4	—	4
Loan sales	—	(1)	(8)	(9)
Ending balance	$67	$1,151	$—	$1,218
Allowance Ending Balance:
Individually evaluated for impairment — TDR	$—	$1,040	$—	$1,040
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	67	111	—	178
Purchased Non-Credit Impaired Loans acquired at a discount(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—
Ending total allowance	$67	$1,151	$—	$1,218
Loans Ending Balance:
Individually evaluated for impairment — TDR	$—	$10,000	$—	$10,000
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	64,783	11,215	4	76,002
Purchased Non-Credit Impaired Loans acquired at a discount(3)	2,671	1,977	—	4,648
Purchased Credit Impaired Loans(3)	—	214	—	214
Ending total loans(4)	$67,454	$23,406	$4	$90,864
Charge-offs as a percentage of average loans in repayment	0.08%	1.66%	7.78%
Allowance coverage of charge-offs	1.4	3.2	—
Allowance as a percentage of the ending total loan balance	.10%	4.92%	—%
Allowance as a percentage of the ending loans in repayment	.12%	5.37%	—%
Ending total loans(4)	$67,454	$23,406	$4
Average loans in repayment	$57,435	$21,957	$52
Ending loans in repayment	$55,684	$21,439	$4

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

(3)

The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of June 30, 2019. The losses of the Purchased Non-Credit Impaired Loans acquired at a discount are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $34 million and $298 million, respectively, as of June 30, 2019 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of June 30, 2019.

(4)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

Key Credit Quality Indicators

FFELP Loans are substantially insured and guaranteed as to their principal and accrued interest in the event of default. The key credit quality indicator for this portfolio is loan status. The impact of changes in loan status is incorporated quarterly into the allowance for loan losses calculation.

	FFELP Loan Delinquencies
	June 30, 2019		December 31, 2018
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,530		$3,793
Loans in forbearance(2)	8,240		8,386
Loans in repayment and percentage of each status:
Loans current	49,855	89.5%	53,500	89.8%
Loans delinquent 31-60 days(3)	1,540	2.8	1,964	3.4
Loans delinquent 61-90 days(3)	870	1.6	910	1.5
Loans delinquent greater than 90 days(3)	3,419	6.1	3,177	5.3
Total FFELP Loans in repayment	55,684	100%	59,551	100%
Total FFELP Loans, gross	67,454		71,730
FFELP Loan unamortized premium	569		599
Total FFELP Loans	68,023		72,329
FFELP Loan allowance for losses	(67)		(76)
FFELP Loans, net	$67,956		$72,253
Percentage of FFELP Loans in repayment		82.6%		83.0%
Delinquencies as a percentage of FFELP Loans in repayment		10.5%		10.2%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.9%		12.3%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

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

	Private Education Loan Credit Quality Indicators
	TDRs
	June 30, 2019		December 31, 2018
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$8,828	92%	$9,133	92%
FICO below 640	808	8	836	8
Total	$9,636	100%	$9,969	100%
School Type:
Not-for-profit	$7,651	79%	$7,888	79%
For-profit	1,985	21	2,081	21
Total	$9,636	100%	$9,969	100%
Cosigners:
With cosigner(1)	$5,998	62%	$6,172	62%
Without cosigner	3,638	38	3,797	38
Total	$9,636	100%	$9,969	100%
Seasoning(2):
1-12 payments	$282	3%	$335	3%
13-24 payments	363	4	436	4
25-36 payments	556	6	660	7
37-48 payments	784	8	934	10
More than 48 payments	7,280	75	7,178	72
Not yet in repayment	371	4	426	4
Total	$9,636	100%	$9,969	100%

(1)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 62% at June 30, 2019 and December 31, 2018.
(2)	Number of months in active repayment for which a scheduled payment was received.
(3)	Balance equals the gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators
	Non-TDRs
	June 30, 2019		December 31, 2018
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$12,715	97%	$13,087	96%
FICO below 640	415	3	475	4
Total	$13,130	100%	$13,562	100%
School Type:
Not-for-profit	$11,648	89%	$11,953	88%
For-profit	1,482	11	1,609	12
Total	$13,130	100%	$13,562	100%
Cosigners:
With cosigner(1)	$5,979	46%	$6,961	51%
Without cosigner	7,151	54	6,601	49
Total	$13,130	100%	$13,562	100%
Seasoning(2):
1-12 payments	$3,205	24%	$3,353	25%
13-24 payments	1,285	10	486	3
25-36 payments	465	4	322	2
37-48 payments	280	2	383	3
More than 48 payments	7,580	58	8,626	64
Not yet in repayment	315	2	392	3
Total	$13,130	100%	$13,562	100%

(1)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 67% at June 30, 2019 and December 31, 2018.
(2)	Number of months in active repayment for which a scheduled payment was received.
(3)	Balance equals the gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	TDRs
	June 30, 2019		December 31, 2018
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$371		$426
Loans in forbearance(2)	505		518
Loans in repayment and percentage of each status:
Loans current	7,816	89.2%	7,890	87.4%
Loans delinquent 31-60 days(3)	276	3.2	344	3.8
Loans delinquent 61-90 days(3)	191	2.2	235	2.6
Loans delinquent greater than 90 days(3)	477	5.4	556	6.2
Total TDR loans in repayment	8,760	100%	9,025	100%
Total TDR loans, gross	9,636		9,969
TDR loans unamortized discount	(209)		(212)
Total TDR loans	9,427		9,757
TDR loans receivable for partially charged-off loans	364		367
TDR loans allowance for losses	(1,040)		(1,100)
TDR loans, net	$8,751		$9,024
Percentage of TDR loans in repayment		90.9%		90.5%
Delinquencies as a percentage of TDR loans in repayment		10.8%		12.6%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		5.4%		5.4%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	Non-TDRs
	June 30, 2019		December 31, 2018
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$315		$392
Loans in forbearance(2)	136		158
Loans in repayment and percentage of each status:
Loans current	12,553	99.0%	12,851	98.8%
Loans delinquent 31-60 days(3)	51	.4	71	.5
Loans delinquent 61-90 days(3)	28	.2	32	.3
Loans delinquent greater than 90 days(3)	47	.4	58	.4
Total non-TDR loans in repayment	12,679	100%	13,012	100%
Total non-TDR loans, gross	13,130		13,562
Non-TDR loans unamortized discount	(482)		(547)
Total non-TDR loans	12,648		13,015
Non-TDR loans receivable for partially charged-off loans	276		307
Non-TDR loans allowance for losses	(111)		(101)
Non-TDR loans, net	$12,813		$13,221
Percentage of non-TDR loans in repayment		96.6%		95.9%
Delinquencies as a percentage of non-TDR loans in repayment		1.0%		1.2%
Loans in forbearance as a percentage of non- TDR loans in repayment and forbearance		1.1%		1.2%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

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

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Receivable at beginning of period	$657	$741	$674	$760
Expected future recoveries of current period defaults(1)	18	19	38	38
Recoveries(2)	(33)	(36)	(67)	(74)
Charge-offs(3)	(2)	—	(5)	—
Receivable at end of period	$640	$724	$640	$724

(1)	Represents our estimate of the amount to be collected in the future.
(2)	Current period cash collections.
(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for customers experiencing financial difficulty. Where we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan, these are classified as TDRs. Approximately 68% and 65% of the loans granted forbearance have qualified as a TDR loan at June 30, 2019 and December 31, 2018, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction program as of June 30, 2019 and December 31, 2018 was $2.0 billion and $1.8 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

At June 30, 2019 and December 31, 2018, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDRs
(Dollars in millions)	June 30, 2019	December 31, 2018
Recorded investment(1)	$9,980	$10,326
Total ending loans(2)	$10,000	$10,336
Related allowance	$1,040	$1,100

(1)	Recorded investment is equal to the unpaid principal balance (which includes the receivable for partially charged-off loans), accrued interest and unamortized discount.
(2)	Total ending loans includes the receivable for partially charged-off loans.

The following tables provide the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Average recorded investment	$9,995	$10,733	$10,025	$10,794
Interest income recognized	$194	$187	$392	$367

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Modified loans(1)	$123	$137	$256	$307
Charge-offs(2)	$75	$60	$155	$120
Payment default	$27	$33	$59	$70

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.
(2)	Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans.

(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
June 30, 2019
TDR	$191	$26	$22
Non-TDR	128	3	6
Total	$319	$29	$28
December 31, 2018
TDR	$205	$26	$23
Non-TDR	149	3	4
Total	$354	$29	$27

3.   Borrowings

The following table summarizes our borrowings.

	June 30, 2019			December 31, 2018
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,496	$9,005	$10,501	$817	$10,674	$11,491
Total unsecured borrowings	1,496	9,005	10,501	817	10,674	11,491
Secured borrowings:
FFELP Loan securitizations(2)	72	62,405	62,477	—	66,318	66,318
Private Education Loan securitizations(3)	1,867	12,541	14,408	300	12,985	13,285
FFELP Loan — other facilities	2,270	1,836	4,106	2,927	2,625	5,552
Private Education Loan — other facilities	695	1,053	1,748	1,114	1,266	2,380
Other(4)	362	—	362	267	—	267
Total secured borrowings	5,266	77,835	83,101	4,608	83,194	87,802
Total before hedge accounting adjustments	6,762	86,840	93,602	5,425	93,868	99,293
Hedge accounting adjustments	23	(64)	(41)	(3)	(349)	(352)
Total	$6,785	$86,776	$93,561	$5,422	$93,519	$98,941

(1)

Includes principal amount of $1.5 billion and $817 million of short-term debt as of June 30, 2019 and December 31, 2018, respectively. Includes principal amount of $9.1 billion and $10.8 billion of long-term debt as of June 30, 2019 and December 31, 2018, respectively.

(2)

Includes $72 million and $0 of short-term debt related to the FFELP asset-backed securitization repurchase facilities (“FFELP Loan Repurchase Facilities”) as of June 30, 2019 and December 31, 2018, respectively. Includes $214 million and $244 million of long-term debt related to the FFELP Loan Repurchase Facilities as of June 30, 2019 and December 31, 2018, respectively.

(3)

Includes $1.9 billion and $300 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Private Education Loan Repurchase Facilities”) as of June 30, 2019 and December 31, 2018, respectively. Includes $921 million and $2.0 billion of long-term debt related to the Private Education Loan Repurchase Facilities as of June 30, 2019 and December 31, 2018, respectively.

(4)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

3.   Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of June 30, 2019 and December 31, 2018, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	June 30, 2019
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations(1)	$72	$62,405	$62,477	$63,494	$1,969	$1,316	$66,779
Private Education Loan securitizations(2)	1,867	12,541	14,408	16,433	541	173	17,147
FFELP Loan — other facilities	2,270	1,836	4,106	4,206	66	124	4,396
Private Education Loan — other facilities	695	1,053	1,748	2,602	64	18	2,684
Total before hedge accounting adjustments	4,904	77,835	82,739	86,735	2,640	1,631	91,006
Hedge accounting adjustments	—	(462)	(462)	—	—	(622)	(622)
Total	$4,904	$77,373	$82,277	$86,735	$2,640	$1,009	$90,384

	December 31, 2018
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations(1)	$—	$66,318	$66,318	$66,266	$3,181	$1,211	$70,658
Private Education Loan securitizations(2)	300	12,985	13,285	16,336	536	198	17,070
FFELP Loan — other facilities	2,927	2,625	5,552	5,656	132	162	5,950
Private Education Loan — other facilities	1,114	1,266	2,380	3,361	79	27	3,467
Total before hedge accounting adjustments	4,341	83,194	87,535	91,619	3,928	1,598	97,145
Hedge accounting adjustments	—	(456)	(456)	—	—	(642)	(642)
Total	$4,341	$82,738	$87,079	$91,619	$3,928	$956	$96,503

(1)

Includes $72 million of short-term debt, $214 million of long-term debt and $9 million of restricted cash related to the FFELP Loan Repurchase Facilities as of June 30, 2019. Includes $244 million of long-term debt and $9 million of restricted cash related to the FFELP Loan Repurchase Facilities as of December 31, 2018.

(2)

Includes $1.9 billion of short-term debt, $921 million of long-term debt and $65 million of restricted cash related to the Private Education Loan Repurchase Facilities as of June 30, 2019. Includes $300 million of short-term debt, $2.0 billion of long-term debt and $115 million of restricted cash related to the Private Education Loan Repurchase Facilities as of December 31, 2018.

4.   Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2018 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2018 Form 10-K for a full discussion.

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2019 and December 31, 2018, and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2019 and 2018.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

4.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value(4)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$239	$170	$4	$3	$243	$173
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	3	6	—	—	3	6
Total derivative assets(2)		—	—	242	176	4	3	246	179
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	(34)	(24)	(45)	(24)	(79)
Floor Income Contracts	Interest rate	—	—	—	—	(99)	(53)	(99)	(53)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(606)	(639)	—	(26)	(606)	(665)
Other(3)	Interest rate	—	—	—	—	(2)	(4)	(2)	(4)
Total derivative liabilities(2)		—	—	(606)	(673)	(125)	(128)	(731)	(801)
Net total derivatives		$—	$—	$(364)	$(497)	$(121)	$(125)	$(485)	$(622)

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

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Gross position	$246	$179	$(731)	$(801)
Impact of master netting agreements	(32)	(22)	32	22
Derivative values with impact of master netting agreements (as carried on balance sheet)	214	157	(699)	(779)
Cash collateral (held) pledged	(359)	(266)	164	188
Net position	$(145)	$(109)	$(535)	$(591)

(3)	“Other” includes derivatives related to our Total Return Swap Facility.
(4)	The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of June 30, 2019		As of December 31, 2018
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$1,519	$23	$664	$(3)
Long-term borrowings	12,187	(85)	13,657	(368)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

4.   Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at June 30, 2019 and December 31, 2018 by $15 million and $26 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at June 30, 2019 and December 31, 2018 by $15 million and $19 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018	Jun 30, 2019	Dec 31, 2018
Notional Values:
Interest rate swaps	$22.4	$21.4	$9.6	$10.3	$63.1	$66.9	$95.1	$98.6
Floor Income Contracts	—	—	—	—	21.2	27.9	21.2	27.9
Cross-currency interest rate swaps	—	—	4.2	4.5	—	.2	4.2	4.7
Other(1)	—	—	—	—	.1	.2	.1	.2
Total derivatives	$22.4	$21.4	$13.8	$14.8	$84.4	$95.2	$120.6	$131.4

(1)	“Other” includes derivatives related to our Total Return Swap Facility.

Mark-to-Market Impact of Derivatives on Consolidated Statements of Income

	Total Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$186	$(71)	$290	$(258)
Gains (losses) recognized in net income on hedged items	(200)	66	(317)	290
Net fair value hedge ineffectiveness gains (losses)	(14)	(5)	(27)	32
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	41	(283)	29	(207)
Gains (losses) recognized in net income on hedged items	(20)	257	7	128
Net fair value hedge ineffectiveness gains (losses)	21	(26)	36	(79)
Total fair value hedges(1)(2)	7	(31)	9	(47)
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—	—
Trading:
Interest rate swaps	16	(4)	23	18
Floor income contracts	(49)	10	(48)	33
Cross currency interest rate swaps	1	(14)	(2)	2
Other	—	(1)	2	2
Total trading derivatives(3)	(32)	(9)	(25)	55
Mark-to-market gains (losses) recognized	$(25)	$(40)	$(16)	$8

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

4.   Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	June 30, 2019	December 31, 2018
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$359	$266
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	79	90
Total collateral held	$438	$356
Derivative asset at fair value including accrued interest	$307	$210
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$164	$188
Total collateral pledged	$164	$188
Derivative liability at fair value including accrued interest and premium receivable	$713	$752

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $73 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

5.   Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	June 30, 2019	December 31, 2018
Accrued interest receivable	$1,994	$1,999
Benefit and insurance-related investments	460	470
Income tax asset, net (current and deferred)	275	271
Derivatives at fair value	214	157
Fixed assets, net	136	136
Accounts receivable	99	95
Other loans, net	4	69
Other	201	207
Total	$3,383	$3,404

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

6.   Stockholders’ Equity

The following table summarizes common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock repurchased(1)	9,617,008	—	19,034,252	—
Average purchase price per share	$13.06	$—	$12.24	$—
Shares repurchased related to employee stock- based compensation plans(2)	120,485	92,369	2,534,090	3,557,504
Average purchase price per share	$13.45	$14.53	$10.94	$13.77
Common shares issued(3)	195,883	113,171	4,625,347	5,134,238

(1)	Common shares purchased under our share repurchase program.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on June 28, 2019 was $13.65.

Dividend and Share Repurchase Program

In the three and six months ended June 30, 2019, we paid $37 million ($0.16 per share) and $76 million ($0.32 per share), respectively, of common stock dividends.

In the three and six months ended June 30, 2019, we repurchased 9.6 million and 19.0 million shares of common stock for $126 million and $233 million, respectively. Our board of directors authorized a new $500 million share repurchase program in September 2018. As of June 30, 2019, the remaining common share repurchase authority was $207 million. There were no share repurchases in the year-ago period.

7.   Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Numerator:
Net income	$153	$83	$281	$210
Denominator:
Weighted average shares used to compute basic EPS	235	265	239	264
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”)(1)	3	4	3	5
Dilutive potential common shares(2)	3	4	3	5
Weighted average shares used to compute diluted EPS	238	269	242	269
Basic earnings per common share	$.65	$.31	$1.17	$.79
Diluted earnings per common share	$.64	$.31	$1.16	$.78

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended June 30, 2019 and 2018, securities covering approximately 4 million and 10 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2019 and 2018, securities covering approximately 4 million and 10 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

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

During the three and six months ended June 30, 2019, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2019				December 31, 2018
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	—	241	2	243	—	171	2	173
Cross-currency interest rate swaps	—	—	3	3	—	—	6	6
Total derivative assets(2)	—	241	5	246	—	171	8	179
Total	$—	$241	$5	$246	$—	$171	$8	$179
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$(1)	$(23)	$(24)	$—	$(50)	$(29)	$(79)
Floor Income Contracts	—	(99)	—	(99)	—	(53)	—	(53)
Cross-currency interest rate swaps	—	—	(606)	(606)	—	(26)	(639)	(665)
Other	—	—	(2)	(2)	—	—	(4)	(4)
Total derivative liabilities(2)	—	(100)	(631)	(731)	—	(129)	(672)	(801)
Total	$—	$(100)	$(631)	$(731)	$—	$(129)	$(672)	$(801)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See “Note 4—Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
(3)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

8.   Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended June 30,
	2019				2018
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(24)	$(645)	$(2)	$(671)	$(37)	$(246)	$(12)	$(295)
Total gains/(losses):
Included in earnings(1)	2	10	—	12	3	(314)	3	(308)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	1	32	—	33	1	31	1	33
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(21)	$(603)	$(2)	$(626)	$(33)	$(529)	$(8)	$(570)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$2	$42	$—	$44	$4	$(283)	$4	$(275)

	Six Months Ended June 30,
	2019				2018
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(27)	$(633)	$(4)	$(664)	$(41)	$(322)	$(18)	$(381)
Total gains/(losses):
Included in earnings(1)	4	(35)	2	(29)	6	(265)	6	(253)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	2	65	—	67	2	58	4	64
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(21)	$(603)	$(2)	$(626)	$(33)	$(529)	$(8)	$(570)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$5	$30	$2	$37	$7	$(180)	$10	$(163)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Gains (losses) on derivative and hedging activities, net	$2	$(277)	$6	$(195)
Interest expense	10	(31)	(35)	(58)
Total	$12	$(308)	$(29)	$(253)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

8.   Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at June 30, 2019	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Prime/LIBOR basis swaps	$(21)	Discounted cash flow	Constant Prepayment Rate	7%
			Bid/ask adjustment to	.08% — .08%
			discount rate	(.08%)
Cross-currency interest rate swaps	(603)	Discounted cash flow	Constant Prepayment Rate	4%
Other	(2)
Total	$(626)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2019			December 31, 2018
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$68,378	$67,956	$422	$72,074	$72,253	$(179)
Private Education Loans	22,312	21,564	748	22,958	22,245	713
Cash and investments	4,648	4,648	—	5,488	5,488	—
Total earning assets	95,338	94,168	1,170	100,520	99,986	534
Interest-bearing liabilities
Short-term borrowings	6,812	6,785	(27)	5,418	5,422	4
Long-term borrowings	86,412	86,776	364	92,173	93,519	1,346
Total interest-bearing liabilities	93,224	93,561	337	97,591	98,941	1,350
Derivative financial instruments
Floor Income Contracts	(99)	(99)	—	(53)	(53)	—
Interest rate swaps	219	219	—	94	94	—
Cross-currency interest rate swaps	(603)	(603)	—	(659)	(659)	—
Other	(2)	(2)	—	(4)	(4)	—
Excess of net asset fair value over carrying value			$1,507			$1,884

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

9.   Commitments and Contingencies (Continued)

•

In November 2014, Navient’s subsidiary, Pioneer Credit Recovery, Inc. (“Pioneer”), received a CID from the CFPB as part of an investigation regarding Pioneer’s activities relating to rehabilitation loans and collection of defaulted student debt. In May 2019, Pioneer received a similar CID from the New York Department of Financial Services (the “NY DFS”).

•

In December 2014, Solutions received a subpoena from the NY DFS as part of its inquiry with regard to whether persons or entities have engaged in fraud or misconduct with respect to a financial product or service under New York Financial Services Law or other laws.

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the terms, conditions and limitations set forth in the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. Navient has asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. Navient has no additional reserves related to indemnification matters with SLM BankCo as of June 30, 2019.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

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

Revenue by Service Type

	Three Months Ended June 30,
	2019			2018
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$35	$—	$35	$19	$—	$19
Government services	—	40	40	—	41	41
Healthcare services	—	25	25	—	24	24
Total	$35	$65	$100	$19	$65	$84

	Six Months Ended June 30,
	2019			2018
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$64	$—	$64	$39	$—	$39
Government services	—	82	82	—	94	94
Healthcare services	—	52	52	—	44	44
Total	$64	$134	$198	$39	$138	$177

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

10.   Revenue from Contracts with Customers Accounted for in Accordance with ASC 606 (Continued)

Revenue by Client Type

	Three Months Ended June 30,
	2019			2018
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$17	$4	$21	$1	$2	$3
Guarantor agencies	14	—	14	15	—	15
Other institutions	4	—	4	3	—	3
State and local government	—	23	23	—	23	23
Tolling authorities	—	13	13	—	16	16
Hospitals and other healthcare providers	—	25	25	—	24	24
Total	$35	$65	$100	$19	$65	$84

	Six Months Ended June 30,
	2019			2018
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue

Federal government	$30	$7	$37	$2	$3	$5
Guarantor agencies	28	—	28	31	—	31
Other institutions	6	—	6	6	—	6
State and local government	—	48	48	—	49	49
Tolling authorities	—	27	27	—	42	42
Hospitals and other healthcare providers	—	52	52	—	44	44
Total	$64	$134	$198	$39	$138	$177

As of June 30, 2019 and June 30, 2018, there was $69 million and $70 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

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

The following table includes GAAP basis asset information for our Federal Education Loans segment.

(Dollars in millions)	June 30, 2019	December 31, 2018
FFELP Loans, net	$67,956	$72,253
Cash and investments(1)	2,219	3,368
Other	2,174	2,100
Total assets	$72,349	$77,721

(1)	Includes restricted cash and investments.

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

The following table includes GAAP basis asset information for our Consumer Lending segment.

(Dollars in millions)	June 30, 2019	December 31, 2018
Private Education Loans, net	$21,564	$22,245
Cash and investments(1)	931	732
Other	1,012	1,076
Total assets	$23,507	$24,053

(1)	Includes restricted cash and investments.

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

At June 30, 2019 and December 31, 2018, the Business Processing segment had total assets of $425 million and $448 million, respectively, on a GAAP basis.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

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

At June 30, 2019 and December 31, 2018, the Other segment had total assets of $2.0 billion and $2.0 billion, respectively, on a GAAP basis.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

11.   Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended June 30, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$758	$436	$—	$—	$1,194	$1	$(17)	$(16)	$1,178
Other loans	—	1	—	—	1	—	—	—	1
Cash and investments	14	4	—	7	25	—	—	—	25
Total interest income	772	441	—	7	1,220	1	(17)	(16)	1,204
Total interest expense	627	255	—	42	924	(2)	(11)	(13)	911
Net interest income (loss)	145	186	—	(35)	296	3	(6)	(3)	293
Less: provisions for loan losses	8	60	—	—	68	—	—	—	68
Net interest income (loss) after provisions for loan losses	137	126	—	(35)	228	3	(6)	(3)	225
Other income (loss):
Servicing revenue	57	3	—	—	60	—	—	—	60
Asset recovery and business processing revenue	58	—	65	—	123	—	—	—	123
Other income (loss)	7	—	—	4	11	(38)	6	(32)	(21)
Gains on sales of loans	—	16	—	—	16	—	—	—	16
Gains on debt repurchases	—	—	—	32	32	35	(23)	12	44
Total other income (loss)	122	19	65	36	242	(3)	(17)	(20)	222
Expenses:
Direct operating expenses	89	34	56	—	179	—	—	—	179
Unallocated shared services expenses	—	—	—	62	62	—	—	—	62
Operating expenses	89	34	56	62	241	—	—	—	241
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	11	11	11
Restructuring/other reorganization expenses	—	—	—	1	1	—	—	—	1
Total expenses	89	34	56	63	242	—	11	11	253
Income (loss) before income tax expense (benefit)	170	111	9	(62)	228	—	(34)	(34)	194
Income tax expense (benefit)(2)	39	26	2	(14)	53	—	(12)	(12)	41
Net income (loss)	$131	$85	$7	$(48)	$175	$—	$(22)	$(22)	$153

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(3)	$—	$(3)
Total other income (loss)	(20)	—	(20)
Goodwill and acquired intangible asset impairment and amortization	—	11	11
Total Core Earnings adjustments to GAAP	$(23)	$(11)	(34)
Income tax expense (benefit)			(12)
Net income (loss)			$(22)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

11.   Segment Reporting (Continued)

	Six Months Ended June 30, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,537	$879	$—	$—	$2,416	$2	$(33)	$(31)	$2,385
Other loans	1	1	—	—	2	—	—	—	2
Cash and investments	30	9	—	13	52	—	—	—	52
Total interest income	1,568	889	—	13	2,470	2	(33)	(31)	2,439
Total interest expense	1,278	516	—	80	1,874	2	(16)	(14)	1,860
Net interest income (loss)	290	373	—	(67)	596	—	(17)	(17)	579
Less: provisions for loan losses	15	129	—	—	144	—	—	—	144
Net interest income (loss) after provisions for loan losses	275	244	—	(67)	452	—	(17)	(17)	435
Other income (loss):
Servicing revenue	117	5	—	—	122	—	—	—	122
Asset recovery and business processing revenue	108	—	134	—	242	—	—	—	242
Other income (loss)	15	1	—	9	25	(39)	16	(23)	2
Gains on sales of loans	—	16	—	—	16	—	—	—	16
Gains on debt repurchases	—	—	—	47	47	39	(27)	12	59
Total other income (loss)	240	22	134	56	452	—	(11)	(11)	441
Expenses:
Direct operating expenses	180	72	111	—	363	—	—	—	363
Unallocated shared services expenses	—	—	—	134	134	—	—	—	134
Operating expenses	180	72	111	134	497	—	—	—	497
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	18	18	18
Restructuring/other reorganization expenses	—	—	—	2	2	—	—	—	2
Total expenses	180	72	111	136	499	—	18	18	517
Income (loss) before income tax expense (benefit)	335	194	23	(147)	405	—	(46)	(46)	359
Income tax expense (benefit)(2)	77	44	6	(34)	93	—	(15)	(15)	78
Net income (loss)	$258	$150	$17	$(113)	$312	$—	$(31)	$(31)	$281

(1)	Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(17)	$—	$(17)
Total other income (loss)	(11)	—	(11)
Goodwill and acquired intangible asset impairment and amortization	—	18	18
Total Core Earnings adjustments to GAAP	$(28)	$(18)	(46)
Income tax expense (benefit)			(15)
Net income (loss)			$(31)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

11.   Segment Reporting (Continued)

	Six Months Ended June 30, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,507	$873	$—	$—	$2,380	$11	$(35)	$(24)	$2,356
Other loans	2	—	—	—	2	—	—	—	2
Cash and investments	19	6	—	16	41	—	—	—	41
Total interest income	1,528	879	—	16	2,423	11	(35)	(24)	2,399
Total interest expense	1,193	490	—	91	1,774	4	(5)	(1)	1,773
Net interest income (loss)	335	389	—	(75)	649	7	(30)	(23)	626
Less: provisions for loan losses	50	149	—	—	199	—	—	—	199
Net interest income (loss) after provisions for loan losses	285	240	—	(75)	450	7	(30)	(23)	427
Other income (loss):
Servicing revenue	134	6	—	—	140	—	—	—	140
Asset recovery and business processing revenue	70	—	137	—	207	—	—	—	207
Other income (loss)	1	—	—	5	6	(7)	10	3	9
Losses on debt repurchases	—	—	—	(8)	(8)	—	—	—	(8)
Total other income (loss)	205	6	137	(3)	345	(7)	10	3	348
Expenses:
Direct operating expenses	115	95	113	—	323	—	—	—	323
Unallocated shared services expenses	—	—	—	153	153	—	—	—	153
Operating expenses	115	95	113	153	476	—	—	—	476
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	16	16	16
Restructuring/other reorganization expenses	—	—	—	9	9	—	—	—	9
Total expenses	115	95	113	162	485	—	16	16	501
Income (loss) before income tax expense (benefit)	375	151	24	(240)	310	—	(36)	(36)	274
Income tax expense (benefit)(2)	86	35	6	(55)	72	—	(8)	(8)	64
Net income (loss)	$289	$116	$18	$(185)	$238	$—	$(28)	$(28)	$210

(1)	Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(23)	$—	$(23)
Total other income (loss)	3	—	3
Goodwill and acquired intangible asset impairment and amortization	—	16	16
Total Core Earnings adjustments to GAAP	$(20)	$(16)	(36)
Income tax expense (benefit)			(8)
Net income (loss)			$(28)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2019 and for the three and six months ended

June 30, 2019 and 2018 is unaudited) (Continued)

11.   Segment Reporting (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Core Earnings net income	$175	$131	$312	$238
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	(23)	(51)	(28)	(20)
Net impact of goodwill and acquired intangible assets(2)	(11)	(6)	(18)	(16)
Net tax effect(3)	12	9	15	8
Total Core Earnings adjustments to GAAP	(22)	(48)	(31)	(28)
GAAP net income	$153	$83	$281	$210

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

With a focus on data-driven insights, service, compliance and innovative support, Navient:

•	owns $89.5 billion of education loans;
•	originates Private Education Loans;
•

services and performs asset recovery activities on its own portfolio of education loans, as well as education loans owned by other institutions including the United States Department of Education (“ED”); and

•	provides revenue cycle management and business processing services to federal, state and municipal clients, public authorities and healthcare organizations.

As of June 30, 2019, Navient’s principal assets consisted of:

•	$67.9 billion in FFELP Loans, with a 0.81% Core Earnings segment net interest margin and a weighted average life of 7 years;
•	$21.6 billion in Private Education Loans, with a 3.22% Core Earnings segment net interest margin and a weighted average life of 5 years;
•	a loan origination business that assists borrowers in refinancing their education loan debt, which produced $846 million of Private Education Refinance Loan originations in second-quarter 2019;
•	an education loan servicing business that services over $300 billion in ED, FFELP and Private Education Loans; and
•	a business solutions suite through which we provide services for over 600 clients in the non-education related government and healthcare sectors.

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

Strengths and Opportunities

Navient’s competitive advantages distinguish it from its competitors, including:

High Quality Asset Base Generating Significant and Predictable Cash Flows

At June 30, 2019, Navient’s $89.5 billion education loan portfolio was 83% funded to term and is expected to produce predictable cash flows over the remaining life of the portfolio. Our $67.9 billion FFELP portfolio bears a maximum 3% loss exposure under the terms of the federal guaranty. Our $21.6 billion Private Education Loan portfolio is 53% cosigned (65% excluding Private Education Refinance Loans), bearing the full credit risk of the borrower and any cosigner.

Navient expects to generate approximately $21 billion of cash flows from its FFELP Loan and Private Education Loan portfolios (net of secured financing obligations) over the next 20 years.

Strong Capital Return

As a result of our significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases, while targeting to maintain our Tangible Net Asset (“TNA”) ratio between 1.23x and 1.25x. We repurchased 9.6 million shares of common stock (4% of shares outstanding) for $126 million in the second quarter of 2019. At June 30, 2019, there was $207 million remaining in share repurchase authorization. Since April 2014, Navient has repurchased $3.0 billion in common shares, which has reduced common shares outstanding by nearly 50%.

Navient has paid a quarterly dividend of $0.16 per share of common stock since 2015. In the second quarters of 2019 and 2018, Navient paid $37 million and $42 million, respectively, in dividends.

The tangible net asset ratio was 1.27x(1) at June 30, 2019.

Growth in Consumer Lending Businesses

In the Consumer Lending segment, we see meaningful value opportunities in originating Private Education Loans to financially responsible consumers. We are pursuing opportunities in the Private Education Loan market to generate attractive long-term risk adjusted returns. We originated $846 million of Private Education Refinance Loans in second-quarter 2019, a 34% increase from $629 million in the year-ago quarter. In April 2019, we announced the launch of an innovative and user-friendly Private Education Loan product to help students and families finance their higher education.

(1) Tangible Net Asset Ratio is a non-GAAP financial measure. For an explanation and reconciliation of our non-GAAP financial measures, see “Non-GAAP Financial Measures.”

Growth in Business Processing

Navient has leveraged our large-scale operating platforms, superior data-driven strategies, operating efficiency, and regulatory compliance and risk management infrastructure to expand to new areas such as tolling and healthcare. Navient provides business processing services to over 600 clients, generating total revenue of $65 million in the second quarter of 2019. Navient’s inventory of non-education related contingent asset recovery receivables was $15.0 billion as of June 30, 2019.

Efficient and Large-Scale Operating Platforms

We service over $300 billion in education loans. These loans are owned by Navient and third parties, including ED. We have demonstrated scalable infrastructure with capacity to manage large volumes of complex transactions with continued efficiency improvements.

Superior Performance

Navient has demonstrated superior default prevention performance. Federal loans serviced by Navient achieved a Cohort Default Rate (“CDR”) 35% better than our peers, as calculated from the most recent CDR released by ED in September 2018. We are consistently a top performer in our asset recovery business and deliver superior service to our public and private sector clients. We continually leverage data-driven insights and customer service to identify new ways to add value to our clients.

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

Leveraging four decades of expertise: We apply data-driven strategies that draw from our more than 45 years of experience. Our strategists employ risk modeling to identify struggling borrowers and deploy resources where needed. By tailoring our approach to borrowers’ unique situations — e.g., recent graduates, students re-entering school, those experiencing hardships or those with student debt but no degree — we help ensure leading outcomes. Nine times out of 10, when we reach federal loan customers who have missed payments, we identify a solution to help them avoid default.

Getting borrowers into the right payment plans: We help customers understand the wide range of federal loan repayment options so they can make informed choices about the plans that align with their financial circumstances and goals. We promote awareness of federal repayment plan options, including Income-Driven Repayment (“IDR”), and, as a result, we continue to lead in enrolling customers in affordable repayment plans: more than half of student loan balances serviced by Navient for the government were enrolled in an IDR plan (excluding loan types ineligible for the plans). We also help borrowers understand that options lengthening their repayment term may increase the total cost of their loans, while reminding them that they may pay extra or switch repayment plans at any time.

Advocating for borrowers: Navient is an advocate for policy reforms that would enhance the student loan program. For example, we have recommended improving financial literacy before borrowing, simplifying federal loan repayment options and encouraging college completion — reforms that we believe would make a meaningful difference for millions of Americans.

In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of June 30, 2019, $2.0 billion of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

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

Selected Historical Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
GAAP Basis
Net income	$153	$83	$281	$210
Diluted earnings per common share	$.64	$.31	$1.16	$.78
Weighted average shares used to compute diluted earnings per share	238	269	242	269
Net interest margin, Federal Education Loans segment	.83%	.68%	.79%	.74%
Net interest margin, Consumer Lending segment	3.31%	3.27%	3.30%	3.29%
Return on assets	.64%	.31%	.58%	.39%
Ending FFELP Loans, net	$67,956	$76,609	$67,956	$76,609
Ending Private Education Loans, net	21,564	22,568	21,564	22,568
Ending total education loans, net	$89,520	$99,177	$89,520	$99,177
Average FFELP Loans	$69,084	$78,170	$70,149	$79,478
Average Private Education Loans	22,463	23,320	22,611	23,536
Average total education loans	$91,547	$101,490	$92,760	$103,014
Core Earnings Basis(1)
Net income	$175	$131	$312	$238
Diluted earnings per common share	$.74	$.49	$1.29	$.89
Adjusted diluted earnings per common share(2)	$.74	$.52	$1.32	$.95
Weighted average shares used to compute diluted earnings per share	238	269	242	269
Net interest margin, Federal Education Loans segment	.81%	.82%	.81%	.82%
Net interest margin, Consumer Lending segment	3.22%	3.21%	3.22%	3.22%
Return on assets	.73%	.49%	.65%	.44%
Ending FFELP Loans, net	$67,956	$76,609	$67,956	$76,609
Ending Private Education Loans, net	21,564	22,568	21,564	22,568
Ending total education loans, net	$89,520	$99,177	$89,520	$99,177
Average FFELP Loans	$69,084	$78,170	$70,149	$79,478
Average Private Education Loans	22,463	23,320	22,611	23,536
Average total education loans	$91,547	$101,490	$92,760	$103,014

(1)

Core Earnings are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of Core Earnings, see the section titled “Non-GAAP Financial Measures – Core Earnings.”

(2)

Adjusted diluted Core Earnings per share, a non-GAAP financial measure, excludes restructuring and regulatory expenses of $2 million and $10 million for the three months ended June 30, 2019 and 2018, respectively and $10 million and $21 million for the six months ended June 30, 2019 and 2018, respectively. Regulatory expenses for the three and six months ended June 30, 2019 are net of a $10 million insurance policy reimbursement for costs related to such matters.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the three and six months ended June 30, 2019. We monitor and assess our ongoing operations and results based on the following four reportable operating segments: Federal Education Loans, Consumer Lending, Business Processing and Other.

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

Second-quarter 2019 Summary of Results

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

Second-quarter 2019 GAAP net income was $153 million ($0.64 diluted earnings per share), compared with $83 million ($0.31 diluted earnings per share) for the year-ago quarter. See “Consolidated Earnings Summary – GAAP Basis” for a discussion of the primary contributors to the change in GAAP earnings between periods.

Core Earnings for the quarter were $175 million ($0.74 diluted Core Earnings per share), compared with $131 million ($0.49 diluted Core Earnings per share) for the year-ago quarter. Second-quarter 2019 and 2018 adjusted diluted Core Earnings per share were $0.74 and $0.52, respectively, excluding restructuring and regulatory-related expenses of $2 million and $10 million, respectively. See “Reportable Segment Earnings Summary – Core Earnings Basis” for a discussion of the primary contributors to the change in Core Earnings between periods.

Highlights of second-quarter 2019 include:

•	FFELP Loan delinquency rate decreased 19% from the year-ago quarter;
•	asset recovery revenue in our Federal Education Loans segment increased $24 million (71%) from the year-ago quarter;
•	originated $846 million of Private Education Refinance Loans, a 34% increase from $629 million in the year-ago quarter;
•	sold $412 million of Private Education Refinance Loans resulting in a $16 million pre-tax gain;
•	Private Education Loan delinquency rate declined 15% from the year-ago quarter;
•	EBITDA(1) margin of 17% in our Business Processing segment;
•	contingent collections receivables inventory in our Business Processing segment increased 29% to $15.0 billion from the year-ago quarter;
•	repurchased 9.6 million common shares for $126 million, with $207 million repurchase authority remaining;
•	paid $37 million in common stock dividends;
•	the tangible net asset ratio was 1.27x(1);
•	issued $747 million of FFELP Loan asset-backed securities (“ABS”) and $1.2 billion of Private Education Loan ABS;
•	repurchased $138 million of senior unsecured debt resulting in a $32 million Core Earnings pre-tax gain; and
•	retired $819 million of senior unsecured debt.

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

GAAP Statements of Income (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2019	2018	$	%	2019	2018	$	%
Interest income:
FFELP Loans	$742	$760	$(18)	(2)%	$1,506	$1,483	$23	2%
Private Education Loans	436	442	(6)	(1)	879	873	6	1
Other loans	1	1	—	—	2	2	—	—
Cash and investments	25	24	1	4	52	41	11	27
Total interest income	1,204	1,227	(23)	(2)	2,439	2,399	40	2
Total interest expense	911	929	(18)	(2)	1,860	1,773	87	5
Net interest income	293	298	(5)	(2)	579	626	(47)	(8)
Less: provisions for loan losses	68	112	(44)	(39)	144	199	(55)	(28)
Net interest income after provisions for loan losses	225	186	39	21	435	427	8	2
Other income (loss):
Servicing revenue	60	71	(11)	(15)	122	140	(18)	(13)
Asset recovery and business processing revenue	123	99	24	24	242	207	35	17
Other income (loss)	11	13	(2)	(15)	27	1	26	2,600
Gains on sales of loans	16	—	16	100	16	—	16	100
Gains on debt repurchases	44	(7)	51	(729)	59	(8)	67	(838)
Gains (losses) on derivative and hedging activities, net	(32)	(40)	8	(20)	(25)	8	(33)	(413)
Total other income	222	136	86	63	441	348	93	27
Expenses:
Operating expenses	241	201	40	20	497	476	21	4
Goodwill and acquired intangible assets impairment and amortization expense	11	6	5	83	18	16	2	13
Restructuring/other reorganization expenses	1	2	(1)	(50)	2	9	(7)	(78)
Total expenses	253	209	44	21	517	501	16	3
Income before income tax expense	194	113	81	72	359	274	85	31
Income tax expense	41	30	11	37	78	64	14	22
Net income	$153	$83	$70	84%	$281	$210	$71	34%
Basic earnings per common share	$.65	$.31	$.34	110%	$1.17	$.79	$.38	48%
Diluted earnings per common share	$.64	$.31	$.33	106%	$1.16	$.78	$.38	49%
Dividends per common share	$.16	$.16	$—	—%	$.32	$.32	$—	—%

Consolidated Earnings Summary — GAAP Basis

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

For the three months ended June 30, 2019, net income was $153 million, or $0.64 diluted earnings per common share, compared with net income of $83 million, or $0.31 diluted earnings per common share, for the year-ago period.

The primary contributors to the increase in net income are as follows:

•	Net interest income decreased by $5 million, primarily as a result of the natural paydown of the education loan portfolio.
•	Provisions for loan losses decreased $44 million as a result of:
o

The provision for FFELP loan losses was $8 million, down $32 million primarily due to a higher temporary future charge-off estimate in the year-ago quarter as a result of an elevated use of disaster forbearance at the end of 2017 and other factors. Charge-offs were $7 million in second-quarter 2019, down from $17 million in the year-ago quarter.

o

The provision for Private Education Loan losses was $60 million, down $12 million. Charge-offs increased $12 million, as expected, as charge-offs in the year-ago quarter were unusually low due to the impact of temporary natural disaster forbearances granted at the end of 2017 and beginning of 2018. Loan delinquencies greater than 90 days decreased by $78 million and forbearances decreased by $244 million compared with the year-ago quarter. Outstanding Private Education Loans decreased $1.0 billion from the year-ago quarter. These factors along with the continued improvement in the portfolio’s performance resulted in the $12 million decrease in the Private Education Loan provision.

•	Asset recovery and business processing revenue increased $24 million due to higher account resolution.
•	Net gains on sales of loans increased by $16 million, due to the $16 million gain on sale of $412 million of Private Education Refinance Loans in second-quarter 2019.
•

Net gains on debt repurchases increased by $51 million. We repurchased $138 million of debt at a $44 million gain in second-quarter 2019 compared to $1.3 billion repurchased at a $7 million loss in the year-ago quarter. Debt repurchase activity fluctuates based on market fundamentals and our liability management strategy. As a result, gains or losses on our debt repurchase activity may vary in the future periods.

•

Net losses on derivative and hedging activities decreased $8 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

Excluding regulatory-related costs of $1 million and $8 million, respectively, operating expenses were $240 million and $193 million in second-quarter 2019 and 2018, respectively. On an adjusted basis, expenses were $4 million lower primarily as a result of ongoing cost-saving initiatives across the Company. Adjusted 2019 expenses exclude $6 million of costs associated with proxy contest matters and $5 million of transition services costs, and adjusted 2018 expenses exclude the release of a $40 million reserve related to the resolution of a contingency. Second-quarter 2019 regulatory costs are net of a $10 million insurance policy reimbursement for costs related to such matters.

•

During the second quarters of 2019 and 2018, the Company incurred $1 million and $2 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were due primarily to severance-related costs.

We repurchased 9.6 million shares of our common stock in the quarter. There were no repurchases in the year-ago quarter. As a result of repurchases, our average outstanding diluted shares decreased by 31 million common shares (or 12%) from the year-ago period.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

For the six months ended June 30, 2019, net income was $281 million, or $1.16 diluted earnings per common share, compared with net income of $210 million, or $0.78 diluted earnings per common share, for the year-ago period.

The primary contributors to the increase in net income are as follows:

•	Net interest income decreased by $47 million, primarily as a result of the natural paydown of the education loan portfolio.
•	Provisions for loan losses decreased $55 million as a result of:
o

The provision for FFELP loan losses was $15 million, down $35 million primarily due to a higher temporary future charge-off estimate in the year-ago period as a result of an elevated use of disaster forbearance at the end of 2017 and other factors.

o

The provision for Private Education Loan losses was $128 million, down $21 million. Charge-offs increased $28 million, as expected, as charge-offs in the year-ago period were unusually low due to the impact of temporary natural disaster forbearances granted at the end of 2017 and beginning of 2018. Loan delinquencies greater than 90 days decreased by $78 million and forbearances decreased by $244 million compared with the year-ago period. Outstanding Private Education Loans decreased $1.0 billion from the year-ago period. These factors along with the continued improvement in the portfolio’s performance resulted in the $21 million decrease in the Private Education Loan provision.

•	Asset recovery and business processing revenue increased $35 million due to higher account resolution.
•

Other income increased $26 million primarily due to a decrease in foreign currency translation losses and to transition services revenue. The foreign currency translation gains (losses) relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains (losses) are partially offset by the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•	Net gains on sales of loans increased by $16 million, due to the $16 million gain on sale of $412 million of Private Education Refinance Loans in second-quarter 2019.
•

Net gains on debt repurchases increased by $67 million. We repurchased $184 million of debt at a $59 million gain in the six months ended June 30, 2019 compared to $1.3 billion repurchased at an $8 million loss in the year-ago period. Debt repurchase activity fluctuates based on market fundamentals and our liability management strategy. As a result, gains or losses on our debt repurchase activity may vary in the future periods.

•

Net gains on derivative and hedging activities decreased $33 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

Excluding regulatory-related costs of $8 million and $12 million, respectively, operating expenses were $489 million and $464 million in the six months ended June 30, 2019 and 2018, respectively. On an adjusted basis, expenses were $27 million lower primarily as a result of ongoing cost-saving initiatives across the Company. Adjusted 2019 expenses exclude $9 million of costs associated with proxy contest matters and $12 million of transition services costs. Adjusted 2018 expenses exclude the release of a $40 million reserve related to the resolution of a contingency and a $9 million one-time fee paid to convert $3 billion of Private Education Loans from a third-party servicer to Navient’s servicing platform. Regulatory costs in the current period are net of a $10 million insurance policy reimbursement for costs related to such matters.

•

During the six months ended June 30, 2019 and 2018, the Company incurred $2 million and $9 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were due primarily to severance-related costs.

We repurchased 19.0 million shares of our common stock in the six months ended June 30, 2019. There were no repurchases in the year-ago period. As a result of repurchases, our average outstanding diluted shares decreased by 27 million common shares (or 10%) from the year-ago period.

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

	Three Months Ended June 30, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$758	$436	$—	$—	$1,194	$1	$(17)	$(16)	$1,178
Other loans	—	1	—	—	1	—	—	—	1
Cash and investments	14	4	—	7	25	—	—	—	25
Total interest income	772	441	—	7	1,220	1	(17)	(16)	1,204
Total interest expense	627	255	—	42	924	(2)	(11)	(13)	911
Net interest income (loss)	145	186	—	(35)	296	3	(6)	(3)	293
Less: provisions for loan losses	8	60	—	—	68	—	—	—	68
Net interest income (loss) after provisions for loan losses	137	126	—	(35)	228	3	(6)	(3)	225
Other income (loss):
Servicing revenue	57	3	—	—	60	—	—	—	60
Asset recovery and business processing revenue	58	—	65	—	123	—	—	—	123
Other income (loss)	7	—	—	4	11	(38)	6	(32)	(21)
Gains on sales of loans	—	16	—	—	16	—	—	—	16
Gains on debt repurchases	—	—	—	32	32	35	(23)	12	44
Total other income (loss)	122	19	65	36	242	(3)	(17)	(20)	222
Expenses:
Direct operating expenses	89	34	56	—	179	—	—	—	179
Unallocated shared services expenses	—	—	—	62	62	—	—	—	62
Operating expenses	89	34	56	62	241	—	—	—	241
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	11	11	11
Restructuring/other reorganization expenses	—	—	—	1	1	—	—	—	1
Total expenses	89	34	56	63	242	—	11	11	253
Income (loss) before income tax expense (benefit)	170	111	9	(62)	228	—	(34)	(34)	194
Income tax expense (benefit)(2)	39	26	2	(14)	53	—	(12)	(12)	41
Net income (loss)	$131	$85	$7	$(48)	$175	$—	$(22)	$(22)	$153

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(3)	$—	$(3)
Total other income (loss)	(20)	—	(20)
Goodwill and acquired intangible asset impairment and amortization	—	11	11
Total Core Earnings adjustments to GAAP	$(23)	$(11)	(34)
Income tax expense (benefit)			(12)
Net income (loss)			$(22)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended June 30, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$775	$442	$—	$—	$1,217	$3	$(18)	$(15)	$1,202
Other loans	1	—	—	—	1	—	—	—	1
Cash and investments	12	3	—	9	24	—	—	—	24
Total interest income	788	445	—	9	1,242	3	(18)	(15)	1,227
Total interest expense	622	252	—	49	923	10	(4)	6	929
Net interest income (loss)	166	193	—	(40)	319	(7)	(14)	(21)	298
Less: provisions for loan losses	40	72	—	—	112	—	—	—	112
Net interest income (loss) after provisions for loan losses	126	121	—	(40)	207	(7)	(14)	(21)	186
Other income (loss):
Servicing revenue	68	3	—	—	71	—	—	—	71
Asset recovery and business processing revenue	34	—	65	—	99	—	—	—	99
Other income (loss)	—	—	—	3	3	7	(37)	(30)	(27)
Losses on debt repurchases	—	—	—	(7)	(7)	—	—	—	(7)
Total other income (loss)	102	3	65	(4)	166	7	(37)	(30)	136
Expenses:
Direct operating expenses	36	39	54	—	129	—	—	—	129
Unallocated shared services expenses	—	—	—	72	72	—	—	—	72
Operating expenses	36	39	54	72	201	—	—	—	201
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	6	6	6
Restructuring/other reorganization expenses	—	—	—	2	2	—	—	—	2
Total expenses	36	39	54	74	203	—	6	6	209
Income (loss) before income tax expense (benefit)	192	85	11	(118)	170	—	(57)	(57)	113
Income tax expense (benefit)(2)	44	19	3	(27)	39	—	(9)	(9)	30
Net income (loss)	$148	$66	$8	$(91)	$131	$—	$(48)	$(48)	$83

(1)	Core Earnings adjustments to GAAP:
	Three Months Ended June 30, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(21)	$—	$(21)
Total other income (loss)	(30)	—	(30)
Goodwill and acquired intangible asset impairment and amortization	—	6	6
Total Core Earnings adjustments to GAAP	$(51)	$(6)	(57)
Income tax expense (benefit)			(9)
Net income (loss)			$(48)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,537	$879	$—	$—	$2,416	$2	$(33)	$(31)	$2,385
Other loans	1	1	—	—	2	—	—	—	2
Cash and investments	30	9	—	13	52	—	—	—	52
Total interest income	1,568	889	—	13	2,470	2	(33)	(31)	2,439
Total interest expense	1,278	516	—	80	1,874	2	(16)	(14)	1,860
Net interest income (loss)	290	373	—	(67)	596	—	(17)	(17)	579
Less: provisions for loan losses	15	129	—	—	144	—	—	—	144
Net interest income (loss) after provisions for loan losses	275	244	—	(67)	452	—	(17)	(17)	435
Other income (loss):
Servicing revenue	117	5	—	—	122	—	—	—	122
Asset recovery and business processing revenue	108	—	134	—	242	—	—	—	242
Other income (loss)	15	1	—	9	25	(39)	16	(23)	2
Gains on sales of loans	—	16	—	—	16	—	—	—	16
Gains on debt repurchases	—	—	—	47	47	39	(27)	12	59
Total other income (loss)	240	22	134	56	452	—	(11)	(11)	441
Expenses:
Direct operating expenses	180	72	111	—	363	—	—	—	363
Unallocated shared services expenses	—	—	—	134	134	—	—	—	134
Operating expenses	180	72	111	134	497	—	—	—	497
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	18	18	18
Restructuring/other reorganization expenses	—	—	—	2	2	—	—	—	2
Total expenses	180	72	111	136	499	—	18	18	517
Income (loss) before income tax expense (benefit)	335	194	23	(147)	405	—	(46)	(46)	359
Income tax expense (benefit)(2)	77	44	6	(34)	93	—	(15)	(15)	78
Net income (loss)	$258	$150	$17	$(113)	$312	$—	$(31)	$(31)	$281

(1)	Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(17)	$—	$(17)
Total other income (loss)	(11)	—	(11)
Goodwill and acquired intangible asset impairment and amortization	—	18	18
Total Core Earnings adjustments to GAAP	$(28)	$(18)	(46)
Income tax expense (benefit)			(15)
Net income (loss)			$(31)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,507	$873	$—	$—	$2,380	$11	$(35)	$(24)	$2,356
Other loans	2	—	—	—	2	—	—	—	2
Cash and investments	19	6	—	16	41	—	—	—	41
Total interest income	1,528	879	—	16	2,423	11	(35)	(24)	2,399
Total interest expense	1,193	490	—	91	1,774	4	(5)	(1)	1,773
Net interest income (loss)	335	389	—	(75)	649	7	(30)	(23)	626
Less: provisions for loan losses	50	149	—	—	199	—	—	—	199
Net interest income (loss) after provisions for loan losses	285	240	—	(75)	450	7	(30)	(23)	427
Other income (loss):
Servicing revenue	134	6	—	—	140	—	—	—	140
Asset recovery and business processing revenue	70	—	137	—	207	—	—	—	207
Other income (loss)	1	—	—	5	6	(7)	10	3	9
Losses on debt repurchases	—	—	—	(8)	(8)	—	—	—	(8)
Total other income (loss)	205	6	137	(3)	345	(7)	10	3	348
Expenses:
Direct operating expenses	115	95	113	—	323	—	—	—	323
Unallocated shared services expenses	—	—	—	153	153	—	—	—	153
Operating expenses	115	95	113	153	476	—	—	—	476
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	16	16	16
Restructuring/other reorganization expenses	—	—	—	9	9	—	—	—	9
Total expenses	115	95	113	162	485	—	16	16	501
Income (loss) before income tax expense (benefit)	375	151	24	(240)	310	—	(36)	(36)	274
Income tax expense (benefit)(2)	86	35	6	(55)	72	—	(8)	(8)	64
Net income (loss)	$289	$116	$18	$(185)	$238	$—	$(28)	$(28)	$210

(1)	Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(23)	$—	$(23)
Total other income (loss)	3	—	3
Goodwill and acquired intangible asset impairment and amortization	—	16	16
Total Core Earnings adjustments to GAAP	$(20)	$(16)	(36)
Income tax expense (benefit)			(8)
Net income (loss)			$(28)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Core Earnings net income	$175	$131	$312	$238
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	(23)	(51)	(28)	(20)
Net impact of goodwill and acquired intangible assets	(11)	(6)	(18)	(16)
Net income tax effect	12	9	15	8
Total Core Earnings adjustments to GAAP	(22)	(48)	(31)	(28)
GAAP net income	$153	$83	$281	$210

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Core Earnings derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$(32)	$(40)	$(25)	$8
Plus: Gains (losses) on fair value hedging activity included in interest expense	7	—	9	—
Total gains(losses)	(25)	(40)	(16)	8
Plus: Reclassification of settlement expense/(income) on derivative and hedging activities, net(1)	38	(7)	39	7
Mark-to-market gains (losses) on derivative and hedging activities, net(2)	13	(47)	23	15
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	(17)	(18)	(33)	(35)
Other derivative accounting adjustments(3)	(19)	14	(18)	—
Total net impact of derivative accounting	$(23)	$(51)	$(28)	$(20)

(1)

Derivative accounting requires net settlement income/expense on derivatives that do not qualify as hedges to be recorded in a separate income statement line item below net interest income. Under our Core Earnings presentation, these settlements are reclassified to the income statement line item of the economically hedged item. For our Core Earnings net interest income, this would primarily include (a) reclassifying the net settlement amounts related to our Floor Income Contracts to education loan interest income and (b) reclassifying the net settlement amounts related to certain of our interest rate swaps to debt interest expense. The table below summarizes these net settlements on derivative and hedging activities and the associated reclassification on a Core Earnings basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(1)	$(3)	$(2)	$(11)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	(2)	10	2	4
Net realized gains (losses) on terminated derivative contracts reclassified to other income	(35)	—	(39)	—
Total reclassifications of settlements on derivative and hedging activities	$(38)	$7	$(39)	$(7)

(2)	“Mark-to-market gains (losses) on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Floor Income Contracts	$(48)	$13	$(46)	$44
Basis swaps	7	(13)	(2)	31
Foreign currency hedges	43	(38)	61	(73)
Other	11	(9)	10	13
Total mark-to-market gains (losses) on derivative and hedging activities, net	$13	$(47)	$23	$15

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

 Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of June 30, 2019, derivative accounting has decreased GAAP equity by approximately $249 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Beginning impact of derivative accounting on GAAP equity	$(109)	$115	$(34)	$5
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	(140)	(7)	(215)	103
Ending impact of derivative accounting on GAAP equity	$(249)	$108	$(249)	$108

(1)	Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Total pre-tax net impact of derivative accounting recognized in net income(2)	$(23)	$(51)	$(28)	$(20)
Tax and other impacts of derivative accounting adjustments	6	13	6	(7)
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	(123)	31	(193)	130
Net impact of net mark-to-market gains (losses) under derivative accounting	$(140)	$(7)	$(215)	$103

(2)	See “Core Earnings derivative adjustments” table above.

Hedging Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into Core Earnings as of the respective year-ends are presented in the table below. These net premiums will be recognized in Core Earnings in future periods. As of June 30, 2019, the remaining amortization term of the net floor premiums was approximately 4 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, mark-to-market gains and losses on these hedges are recorded in accumulated other comprehensive income. Hedged Floor Income from these cash flow hedges that has not been recognized into Core Earnings and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in Core Earnings and GAAP in future periods and is presented net of tax. As of June 30, 2019, the remaining hedged period is approximately 5 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

(Dollars in millions)	June 30, 2019	June 30, 2018
Unamortized net Floor premiums (net of tax)	$(100)	$(150)
Unrecognized hedged Floor Income related to pay-fixed interest rate swaps (net of tax)	(564)	(661)
Total hedged Floor Income, net of tax(1)(2)	$(664)	$(811)

(1)	$(863) million and $(1.1) billion on a pre-tax basis as of June 30, 2019 and June 30, 2018, respectively.
(2)	Of the $664 million as of June 30, 2019, approximately $112 million, $191 million and $164 million will be recognized as part of Core Earnings net income in 2019, 2020 and 2021, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Core Earnings goodwill and acquired intangible asset adjustments	$(11)	$(6)	$(18)	$(16)

2.   Tangible Net Asset Ratio

This ratio measures the amount of assets available to retire the Company’s unsecured debt.  Management and Navient’s equity investors, credit rating agencies and debt capital investors use this ratio to monitor and make decisions about the appropriate level of unsecured funding. The tangible net asset ratio is calculated as:

(Dollars in billions)	June 30, 2019	June 30, 2018
GAAP assets	$98.3	$108.9
Less:
Goodwill and acquired intangible assets	.8	.8
Secured debt	83.1	90.8
Other liabilities, adjustments for the impact of derivative accounting under GAAP and unamortized net floor premiums	.9	1.2
Tangible net assets	$13.5	$16.1
Divided by:
Unsecured debt (par)	$10.6	$13.1
Tangible net asset ratio	1.27x	1.23x

3.   Earnings before Interest, Taxes, Depreciation and Amortization Expense (“EBITDA”)

This metric measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses.  EBITDA for the Business Processing segment is calculated as:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Pre-tax income	$9	$11	$23	$24
Plus:
Depreciation and amortization expense(1)	2	1	2	2
EBITDA	$11	$12	$25	$26
Divided by:
Total revenue	$65	$65	$134	$137
EBITDA margin	17%	18%	19%	19%

(1)	There is no interest expense in this segment.

Reportable Segment Earnings Summary — Core Earnings Basis

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Interest income:
FFELP Loans	$758	$775	(2)%	$1,537	$1,507	2%
Other loans	—	1	(100)	1	2	(50)
Cash and investments	14	12	17	30	19	58
Total interest income	772	788	(2)	1,568	1,528	3
Total interest expense	627	622	1	1,278	1,193	7
Net interest income	145	166	(13)	290	335	(13)
Less: provision for loan losses	8	40	(80)	15	50	(70)
Net interest income after provision for loan losses	137	126	9	275	285	(4)
Servicing revenue	57	68	(16)	117	134	(13)
Asset recovery and business processing revenue	58	34	71	108	70	54
Other income	7	—	100	15	1	1,400
Total other income	122	102	20	240	205	17
Direct operating expenses	89	36	147	180	115	57
Income before income tax expense	170	192	(11)	335	375	(11)
Income tax expense	39	44	(11)	77	86	(10)
Core Earnings	$131	$148	(11)%	$258	$289	(11)%

Highlights

•	Core Earnings were $131 million compared to $148 million in the year-ago quarter.
•	Net interest income decreased $21 million due to the natural paydown of the portfolio and a decrease in the net interest margin.
•

Provision for loan losses decreased $32 million, primarily due to a higher temporary future charge-off estimate in the year-ago quarter as a result of an elevated use of disaster forbearance at the end of 2017 and other factors.

o	Charge-offs declined 59% to $7 million from the year-ago quarter.
o	FFELP Loans greater than 30-days delinquency rate decreased 19% from the year-ago quarter.
•	Total other income increased $20 million primarily due to a $24 million (71%) increase in asset recovery revenue as a result of higher account resolution.
•

On an adjusted basis, expenses increased $8 million primarily as a result of the increase in asset recovery revenue discussed above. Adjusted expenses exclude $5 million of costs in second-quarter 2019 in connection with transition services and the release of a $40 million reserve in second-quarter 2018 due to the resolution of a contingency.

•	The Company acquired $43 million of FFELP Loans in the quarter.

Core Earnings key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Segment net interest margin	.81%	.82%	.81%	.82%
FFELP Loans:
FFELP Loan spread	.87%	.89%	.87%	.89%
Provision for loan losses	$8	$40	$15	$50
Charge-offs	$7	$17	$24	$28
Charge-off rate	.05%	.11%	.08%	.09%
Greater than 30-days delinquency rate	10.5%	13.0%	10.5%	13.0%
Greater than 90-days delinquency rate	6.1%	7.5%	6.1%	7.5%
Forbearance rate	12.9%	12.2%	12.9%	12.2%
Average FFELP Loans	$69,084	$78,170	$70,149	$79,478
Ending FFELP Loans, net	$67,956	$76,609	$67,956	$76,609

(Dollars in billions)
Number of accounts serviced for ED (in millions)	5.7	6.0	5.7	6.0
Total federal loans serviced	$289	$294	$289	$294
Contingent collections receivables inventory	$26.3	$15.4	$26.3	$15.4

Segment Net Interest Margin

The following table includes the Core Earnings basis Federal Education Loans segment net interest margin along with reconciliation to the GAAP basis segment net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
FFELP Loan yield	4.85%	4.42%	4.89%	4.26%
Hedged Floor Income	.44	.40	.41	.40
Unhedged Floor Income	.01	.04	.02	.03
Consolidation Loan Rebate Fees	(.70)	(.69)	(.70)	(.69)
Repayment Borrower Benefits	(.11)	(.12)	(.11)	(.11)
Premium amortization	(.09)	(.07)	(.09)	(.07)
FFELP Loan net yield	4.40	3.98	4.42	3.82
FFELP Loan cost of funds	(3.53)	(3.09)	(3.55)	(2.93)
FFELP Loan spread	.87	.89	.87	.89
Other interest-earning asset spread impact	(.06)	(.07)	(.06)	(.07)
Core Earnings basis segment net interest margin(1)	.81%	.82%	.81%	.82%

Core Earnings basis segment net interest margin(1)	.81%	.82%	.81%	.82%
Adjustment for GAAP accounting treatment(2)	.02	(.14)	(.02)	(.08)
GAAP-basis segment net interest margin(1)	.83%	.68%	.79%	.74%

(1)	The average balances of our FFELP Loan Core Earnings basis interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
FFELP Loans	$69,084	$78,170	$70,149	$79,478
Other interest-earning assets	2,322	2,714	2,527	2,686
Total FFELP Loan Core Earnings basis interest- earning assets	$71,406	$80,884	$72,676	$82,164

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income, the reversal of the amortization of premiums received on Floor Income Contracts, and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “Non-GAAP Financial Measures — Core Earnings” above.

The Company acquired $43 million of FFELP Loans in the second quarter of 2019. As of June 30, 2019, our FFELP Loan portfolio totaled $67.9 billion, comprised of $22.9 billion of FFELP Stafford Loans and $45.0 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of June 30, 2019 was 5 years and 8 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 7% and 4%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after June 30, 2019 and 2018, based on interest rates as of those dates.

(Dollars in billions)	June 30, 2019	June 30, 2018
Education loans eligible to earn Floor Income	$67.4	$75.9
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(30.7)	(34.7)
Less: economically hedged Floor Income	(21.1)	(24.3)
Education loans eligible to earn Floor Income after rebates and economically hedged	$15.6	$16.9
Education loans earning Floor Income	$.3	$.2

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period July 1, 2019 to December 31, 2024.

(Dollars in billions)	July 1, 2019 to December 31, 2019	2020	2021	2022	2023	2024
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$20.6	$17.7	$12.6	$11.0	$6.5	$.9

FFELP Provision for Loan Losses

The provision for FFELP Loan Losses was $8 million in second-quarter 2019, down $32 million from the year-ago quarter, primarily due to a higher temporary future charge-off estimate in the year-ago quarter as a result of an elevated use of disaster forbearance at the end of 2017 and other factors.

Servicing Revenue

The Company services loans for approximately 5.7 million and 6.0 million customer accounts under its ED servicing contract as of June 30, 2019 and June 30, 2018, respectively. Third-party loan servicing fees in the three months ended June 30, 2019 and 2018 included $37 million and $38 million, respectively, of servicing revenue related to the ED servicing contract.

In April 2016, ED began the solicitation process for its new servicing platform and service providers. In the latest step, ED issued in February 2018, Phase 1 of a new RFP entitled the Solicitation for the Next Generation Financial Services Environment which is intended to centralize student loan servicing on a single platform. The Company and its partners submitted a comprehensive bid in April 2018 following which the Company’s partners were among the vendors named as eligible to participate in Phase II. In October 2018, various entities protested the procurement at the GAO and the U.S. Court of Federal Claims. As part of that bid protest process, in January 2019, ED cancelled the components C, D, E and F of the RFP and simultaneously issued new solicitations. The Company is currently evaluating the new proposal and when and how to most advantageously respond. The Company cannot predict the timing and nature of the next steps for this RFP nor its impact on the current ED servicing contract. The current contract with ED expires in December 2019.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue increased $24 million from the year-ago quarter as a result of higher account resolution.

Navient provides asset recovery services on defaulted education loans to ED. ED collections contracts have been subject to numerous bid protests and court orders. Presently, we are operating under a contract awarded to our subsidiary, Pioneer Credit Recovery, Inc. (“Pioneer”), in April 2017. According to its original term the contract expired in April 2019. Following its expiration, ED would have the right to recall any accounts placed with Pioneer under the contract which were not in a payment plan or other satisfactory arrangement. The Company has not received any communication from ED concerning its plans after that date and cannot predict the timing or nature of ED’s next steps with respect to this contract.

Other Income

Other income increased $7 million primarily from transition services revenue in connection with the strategic agreement we entered into with First Data in the third quarter of 2018.

Operating Expenses

Operating expenses for the Federal Education Loans segment include costs incurred to acquire FFELP Loans and perform servicing and asset recovery activities on our FFELP Loan portfolio, federal education loans held by ED and other institutions. On an adjusted basis, expenses increased $8 million primarily as a result of the increase in asset recovery revenue discussed above. Adjusted expenses exclude $5 million of costs in second-quarter 2019 in connection with transition services and the release of a $40 million reserve in second-quarter 2018 due to the resolution of a contingency.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Interest income:
Private Education Loans	$436	$442	(1)%	$879	$873	1%
Other loans	1	—	—	1	—	100
Cash and investments	4	3	33	9	6	50
Interest income	441	445	(1)	889	879	1
Interest expense	255	252	1	516	490	5
Net interest income	186	193	(4)	373	389	(4)
Less: provision for loan losses	60	72	(17)	129	149	(13)
Net interest income after provision for loan losses	126	121	4	244	240	2
Servicing revenue	3	3	—	5	6	(17)
Other income	—	—	—	1	—	100
Gains on sales of loans	16	—	100	16	—	100
Total other income	19	3	533	22	6	267
Direct operating expenses	34	39	(13)	72	95	(24)
Income before income tax expense	111	85	31	194	151	28
Income tax expense	26	19	37	44	35	26
Core Earnings	$85	$66	29%	$150	$116	29%
Highlights

•	Originated $846 million of Private Education Refinance Loans in the quarter.
•	Core Earnings were $85 million compared to $66 million in the year-ago quarter.
•	Net interest income decreased $7 million primarily due to the natural paydown of the portfolio.
•	Provision for loan losses decreased $12 million. Private Education Loan performance results include:
o

Charge-offs of $87 million, up $12 million from $75 million in second-quarter 2018 as expected. Charge-offs in the year-ago quarter were unusually low due to the impact of temporary natural disaster forbearances granted at the end of 2017 and beginning of 2018.

o	Private Education Loan delinquencies greater than 90 days: $524 million, down $78 million from $602 million in second-quarter 2018.
o	Private Education Loan delinquencies greater than 30 days: $1.1 billion, down $237 million from second-quarter 2018.
o	Private Education Loan forbearances: $641 million, down $244 million from $885 million in second -quarter 2018.
•	Total other income increased $16 million due to the $16 million gain on the sale of $412 million of Refinance Loans in second-quarter 2018.
•	Expenses were $5 million lower primarily as a result of ongoing efficiency gains.

Core Earnings key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Segment net interest margin	3.22%	3.21%	3.22%	3.22%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.45%	3.48%	3.45%	3.47%
Provision for loan losses	$60	$72	$128	$149
Charge-offs	$87	$75	$181	$153
Charge-off rate	1.6%	1.3%	1.7%	1.4%
Greater than 30-days delinquency rate	5.0%	5.9%	5.0%	5.9%
Greater than 90-days delinquency rate	2.5%	2.7%	2.5%	2.7%
Forbearance rate	2.9%	3.8%	2.9%	3.8%
Average Private Education Loans	$22,463	$23,320	$22,611	$23,536
Ending Private Education Loans, net	$21,564	$22,568	$21,564	$22,568
Private Education Refinance Loans:
Charge-offs	$1	$—	$1	$—
Greater than 90-days delinquency rate	—%	—%	—%	—%
Average Private Education Refinance Loans	$4,252	$1,488	$3,950	$1,215
Ending Private Education Refinance Loans	$4,256	$1,756	$4,256	$1,756
Private Education Refinance Loan originations	$846	$629	$1,830	$1,129

Segment Net Interest Margin

The following table shows the Core Earnings basis Consumer Lending segment net interest margin along with reconciliation to the GAAP basis segment net interest margin before provision for loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Private Education Loan yield	7.80%	7.60%	7.84%	7.48%
Private Education Loan cost of funds	(4.35)	(4.12)	(4.39)	(4.01)
Private Education Loan spread	3.45	3.48	3.45	3.47
Other interest-earning asset spread impact	(.23)	(.27)	(.23)	(.25)
Core Earnings basis segment net interest margin(1)	3.22%	3.21%	3.22%	3.22%

Core Earnings basis segment net interest margin(1)	3.22%	3.21%	3.22%	3.22%
Adjustment for GAAP accounting treatment(2)	.09	.06	.08	.07
GAAP basis segment net interest margin(1)	3.31%	3.27%	3.30%	3.29%

(1)	The average balances of our Private Education Loan Core Earnings basis interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Private Education Loans	$22,463	$23,320	$22,611	$23,536
Other interest-earning assets	756	880	776	830
Total Private Education Loan Core Earnings basis interest-earning assets	$23,219	$24,200	$23,387	$24,366

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “Non-GAAP Financial Measures — Core Earnings” above.

As of June 30, 2019, our Private Education Loan portfolio totaled $21.6 billion. The weighted-average life of this portfolio as of June 30, 2019 was 5 years assuming a CPR of 8%.

Private Education Loan Provision for Loan Losses

Allowance for Private Education Loan Losses

Our allowance for Private Education Loan losses does not include Purchased Credit Impaired (“PCI”) loans as those loans are separately reserved for, as needed. No allowance for loan losses has been established for these loans as of June 30, 2019. Related to the $2.8 billion of Purchased Non-Credit Impaired Loans acquired in 2017 at a discount, there is no allowance for loan losses established as of June 30, 2019, as the remaining purchased discount associated with the Private Education Loans of $298 million as of June 30, 2019 remains greater than the incurred losses. However, in accordance with our policy, there was $4 million and $3 million of both charge-offs and provision recorded for Purchased Non-Credit Impaired Loans in the three months ended June 30, 2019 and 2018, respectively, and $7 million and $9 million in the six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Allowance at beginning of period	$1,178	$1,298	$1,201	$1,297
Provision for Private Education Loan losses:
Purchased Non-Credit Impaired Loans, acquired at a discount	4	3	7	9
Remaining loans	56	69	121	140
Total provision	60	72	128	149
Total charge-offs(1)	(87)	(75)	(181)	(153)
Reclassification of interest reserve(2)	1	2	4	4
Loan sales	(1)	—	(1)	—
Allowance at end of period	$1,151	$1,297	$1,151	$1,297
Charge-offs as a percentage of average loans in repayment (annualized)	1.6%	1.3%	1.7%	1.4%
Allowance coverage of charge-offs (annualized)	3.3	4.3	3.2	4.2
Allowance as a percentage of ending total loans	4.9%	5.2%	4.9%	5.2%
Allowance as a percentage of ending loans in repayment	5.4%	5.8%	5.4%	5.8%
Ending total loans(3)	$23,406	$24,712	$23,406	$24,712
Average loans in repayment	$21,854	$22,289	$21,957	$22,474
Ending loans in repayment	$21,439	$22,174	$21,439	$22,174

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

In establishing the allowance for Private Education Loan losses as of June 30, 2019, we considered several factors with respect to our Private Education Loan portfolio. Charge-offs increased $12 million, as expected, as charge-offs in the year-ago quarter were unusually low due to the impact of temporary natural disaster forbearances granted at the end of 2017 and beginning of 2018. Loan delinquencies greater than 90 days decreased by $78 million and forbearances decreased by $244 million compared with the year-ago quarter, all as expected. Outstanding Private Education Loans decreased $1.0 billion from the year-ago quarter. These factors along with the continued improvement in the portfolio’s performance resulted in the $12 million decrease in provision.

Gains on Sales of Loans

Gains on sales of loans increased $16 million due to the $16 million gain on sale of $412 million of Private Education Refinance Loans in second-quarter 2019.

Operating Expenses

Operating expenses for our Consumer Lending segment include costs incurred to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses were $34 million and $39 million for the quarters ended June 30, 2019 and 2018, respectively. Expenses were $5 million lower primarily as a result of ongoing efficiency gains.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Business processing revenue	$65	$65	—%	$134	$137	(2)%
Direct operating expenses	56	54	4	111	113	(2)
Income before income tax expense	9	11	(18)	23	24	(4)
Income tax expense	2	3	(33)	6	6	—
Core Earnings	$7	$8	(13)%	$17	$18	(6)%

Highlights

•	Core Earnings were $7 million compared to $8 million in the year-ago quarter.
•	Contingent collections receivables inventory increased 29% to $15.0 billion from the year-ago quarter as a result of new placements.

Key segment metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in billions)	2019	2018	2019	2018
Revenue from government services	$40	$41	$82	$93
Revenue from healthcare services	25	24	52	44
Total fee revenue	$65	$65	$134	$137
EBITDA(1)	$11	$12	$25	$26
EBITDA Margin(1)	17%	18%	19%	19%
Contingent collections receivables inventory (in billions)	$15.0	$11.6	$15.0	$11.6

(1)	See “Non-GAAP Financial Measures – Earnings before Interest, Taxes, Depreciation and Amortization Expense

(‘EBITDA’)” for an explanation and reconciliation of these metrics.

Other Segment

The following table presents Core Earnings results of our Other segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Net interest loss after provision for loan losses	$(35)	$(40)	(13)%	$(67)	$(75)	(11)%
Other income	4	3	33	9	5	80
Gains (losses) on debt repurchases	32	(7)	(557)	47	(8)	(688)
Total other income	36	(4)	(1,000)	56	(3)	(1,967)
Unallocated shared services expenses:
Unallocated information technology costs	19	28	(32)	38	58	(34)
Unallocated corporate costs	43	44	(2)	96	95	1
Total unallocated shared services expenses	62	72	(14)	134	153	(12)
Restructuring/other reorganization expenses	1	2	(50)	2	9	(78)
Total expenses	63	74	(15)	136	162	(16)
Loss before income tax benefit	(62)	(118)	(47)	(147)	(240)	(39)
Income tax benefit	(14)	(27)	(48)	(34)	(55)	(38)
Core Earnings (loss)	$(48)	$(91)	(47)%	$(113)	$(185)	(39)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio.

Gains (Losses) on Debt Repurchases

We repurchased $138 million of unsecured debt at a gain of $32 million in the second quarter of 2019 compared to $1.3 billion repurchased at a $7 million loss in the year-ago quarter.

Unallocated Shared Services Expenses

Unallocated shared services expenses are comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related costs, stock-based compensation expense, and information technology costs related to infrastructure and operations. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters. On an adjusted basis, expenses were $9 million lower primarily as a result of ongoing efficiency gains. Adjusted expenses exclude $1 million and $8 million of regulatory-related costs in the second quarters of 2019 and 2018, respectively, and $6 million of costs associated with proxy contest matters in second-quarter 2019. Second-quarter 2019 regulatory costs are net of a $10 million insurance policy reimbursement for costs related to such matters.

Restructuring/Other Reorganization Expenses

During the second quarters of 2019 and 2018, the Company incurred $1 million and $2 million, respectively, of restructuring/other reorganization expense in connection with an effort to reduce costs and improve operating efficiency. The charges were due primarily to severance-related costs.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$69,084	4.31%	$78,170	3.90%	$70,149	4.33%	$79,478	3.76%
Private Education Loans	22,463	7.80	23,320	7.60	22,611	7.84	23,536	7.48
Other loans	27	9.71	73	7.35	50	9.02	72	7.22
Cash and investments	4,464	2.24	5,668	1.67	4,585	2.27	5,473	1.50
Total interest-earning assets	96,038	5.03%	107,231	4.59%	97,395	5.05%	108,559	4.46%
Non-interest-earning assets	3,415		3,593		3,443		3,509
Total assets	$99,453		$110,824		$100,838		$112,068
Average Liabilities and Equity
Short-term borrowings	$7,262	4.86%	$4,554	4.20%	$6,543	4.52%	$4,921	4.19%
Long-term borrowings	87,301	3.78	100,835	3.51	89,331	3.87	101,889	3.31
Total interest-bearing liabilities	94,563	3.86%	105,389	3.54%	95,874	3.91%	106,810	3.35%
Non-interest-bearing liabilities	1,499		1,727		1,511		1,603
Equity	3,391		3,708		3,453		3,655
Total liabilities and equity	$99,453		$110,824		$100,838		$112,068
Net interest margin		1.23%		1.11%		1.20%		1.16%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase	Change Due To
(Dollars in millions)	(Decrease)	Rate	Volume
Three Months Ended June 30, 2019 vs. 2018
Interest income	$(23)	$111	$(134)
Interest expense	(18)	82	(100)
Net interest income	$(5)	$29	$(34)
Six Months Ended June 30, 2019 vs. 2018
Interest income	$43	$301	$(258)
Interest expense	87	280	(193)
Net interest income	$(44)	$21	$(65)

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net — GAAP and Core Earnings Basis

	June 30, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$50	$—	$50	$22	$72
Grace, repayment and other(2)	22,534	44,870	67,404	22,744	90,148
Total, gross	22,584	44,870	67,454	22,766	90,220
Unamortized premium/(discount)	356	213	569	(691)	(122)
Receivable for partially charged-off loans	—	—	—	640	640
Allowance for loan losses	(38)	(29)	(67)	(1,151)	(1,218)
Total education loan portfolio	$22,902	$45,054	$67,956	$21,564	$89,520
% of total FFELP	34%	66%	100%
% of total	26%	50%	76%	24%	100%

	December 31, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$59	$—	$59	$31	$90
Grace, repayment and other(2)	24,249	47,422	71,671	23,500	95,171
Total, gross	24,308	47,422	71,730	23,531	95,261
Unamortized premium/(discount)	377	222	599	(759)	(160)
Receivable for partially charged-off loans	—	—	—	674	674
Allowance for loan losses	(44)	(32)	(76)	(1,201)	(1,277)
Total education loan portfolio	$24,641	$47,612	$72,253	$22,245	$94,498
% of total FFELP	34%	66%	100%
% of total	26%	50%	76%	24%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount) — GAAP and Core Earnings Basis

	Three Months Ended June 30, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$23,472	$45,612	$69,084	$22,463	$91,547
% of FFELP	34%	66%	100%
% of total	25%	50%	75%	25%	100%

	Three Months Ended June 30, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$27,068	$51,102	$78,170	$23,320	$101,490
% of FFELP	35%	65%	100%
% of total	27%	50%	77%	23%	100%

	Six Months Ended June 30, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$23,895	$46,254	$70,149	$22,611	$92,760
% of FFELP	34%	66%	100%
% of total	26%	50%	76%	24%	100%

	Six Months Ended June 30, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$27,613	$51,865	$79,478	$23,536	$103,014
% of FFELP	35%	65%	100%
% of total	27%	50%	77%	23%	100%

Education Loan Activity — GAAP and Core Earnings Basis

	Three Months Ended June 30, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$23,655	$46,253	$69,908	$22,141	$92,049
Acquisitions (originations and purchases)	15	27	42	854	896
Capitalized interest and premium/discount amortization	185	199	384	88	472
Consolidations to third parties	(399)	(433)	(832)	(139)	(971)
Repayments and other	(554)	(992)	(1,546)	(1,380)	(2,926)
Ending balance	$22,902	$45,054	$67,956	$21,564	$89,520

	Three Months Ended June 30, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$27,452	$51,951	$79,403	$22,923	$102,326
Acquisitions (originations and purchases)	25	32	57	678	735
Capitalized interest and premium/discount amortization	200	208	408	97	505
Consolidations to third parties	(547)	(567)	(1,114)	(221)	(1,335)
Repayments and other	(836)	(1,309)	(2,145)	(909)	(3,054)
Ending balance	$26,294	$50,315	$76,609	$22,568	$99,177

	Six Months Ended June 30, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$24,641	$47,612	$72,253	$22,245	$94,498
Acquisitions	53	71	124	1,846	1,970
Capitalized interest and premium/discount amortization	379	392	771	178	949
Consolidations to third parties	(812)	(866)	(1,678)	(301)	(1,979)
Repayments and other	(1,359)	(2,155)	(3,514)	(2,404)	(5,918)
Ending balance	$22,902	$45,054	$67,956	$21,564	$89,520

	Six Months Ended June 30, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$28,409	$53,294	$81,703	$23,419	$105,122
Acquisitions	182	155	337	1,219	1,556
Capitalized interest and premium/discount amortization	427	434	861	192	1,053
Consolidations to third parties	(1,089)	(1,108)	(2,197)	(441)	(2,638)
Repayments and other	(1,635)	(2,460)	(4,095)	(1,821)	(5,916)
Ending balance	$26,294	$50,315	$76,609	$22,568	$99,177

 Education Loan Allowance for Loan Losses Activity — GAAP and Core Earnings Basis

	Three Months Ended June 30,
	2019			2018
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$67	$1,178	$1,245	$59	$1,298	$1,357
Less:
Charge-offs(1)	(7)	(87)	(94)	(17)	(75)	(92)
Loan sales	—	(1)	(1)	—	—	—

Plus:
Provision for loan losses	8	60	68	40	72	112
Reclassification of interest reserve(2)	—	1	1	0	2	2
Ending balance	$67	$1,151	$1,218	$82	$1,297	$1,379
Percent of total	6%	94%	100%	6%	94%	100%
Troubled debt restructuring(3)	$—	$9,980	$9,980	$ —	$10,655	$10,655

	Six Months Ended June 30,
	2019			2018
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$76	$1,201	$1,277	$60	$1,297	$1,357
Less:
Charge-offs(1)	(24)	(181)	(205)	(28)	(153)	(181)
Loan sales	—	(1)	(1)	—	—	—

Plus:
Provision for loan losses	15	128	143	50	149	199
Reclassification of interest reserve(2)	—	4	4	—	4	4
Ending balance	$67	$1,151	$1,218	$82	$1,297	$1,379
Percent of total	6%	94%	100%	6%	94%	100%
Troubled debt restructuring(3)	$ —	$9,980	$9,980	$—	$10,655	$10,655

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

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP and Core Earnings Basis

	FFELP Loan Delinquencies
	June 30,
	2019		2018
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,530		$4,372
Loans in forbearance(2)	8,240		8,728
Loans in repayment and percentage of each status:
Loans current	49,855	89.5%	54,780	87.0%
Loans delinquent 31-60 days(3)	1,540	2.8	2,344	3.7
Loans delinquent 61-90 days(3)	870	1.6	1,110	1.8
Loans delinquent greater than 90 days(3)	3,419	6.1	4,718	7.5
Total FFELP Loans in repayment	55,684	100%	62,952	100%
Total FFELP Loans, gross	67,454		76,052
FFELP Loan unamortized premium	569		639
Total FFELP Loans	68,023		76,691
FFELP Loan allowance for losses	(67)		(82)
FFELP Loans, net	$67,956		$76,609
Percentage of FFELP Loans in repayment		82.6%		82.8%
Delinquencies as a percentage of FFELP Loans in repayment		10.5%		13.0%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.9%		12.2%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP and Core Earnings Basis

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Allowance at beginning of period	$67	$59	$76	$60
Provision for FFELP Loan losses	8	40	15	50
Charge-offs	(7)	(17)	(24)	(28)
Allowance at end of period	$67	$82	$67	$82
Charge-offs as a percentage of average loans in repayment	.05%	.11%	.08%	.09%
Allowance coverage of charge-offs	2.2	1.2	1.4	1.5
Allowance as a percentage of ending total loans, gross	.10%	.11%	.10%	.11%
Allowance as a percentage of ending loans in repayment	.12%	.13%	.12%	.13%
Ending total loans, gross	$67,454	$76,052	$67,454	$76,052
Average loans in repayment	$56,657	$64,238	$57,435	$64,940
Ending loans in repayment	$55,684	$62,952	$55,684	$62,952

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP and Core Earnings Basis

	Private Education Loan Delinquencies
	June 30,
	2019		2018
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$686		$929
Loans in forbearance(2)	641		885
Loans in repayment and percentage of each status:
Loans current	20,369	95.0%	20,867	94.1%
Loans delinquent 31-60 days(3)	327	1.5	453	2.1
Loans delinquent 61-90 days(3)	219	1.0	252	1.1
Loans delinquent greater than 90 days(3)	524	2.5	602	2.7
Total Private Education Loans in repayment	21,439	100%	22,174	100%
Total Private Education Loans, gross	22,766		23,988
Private Education Loan unamortized discount	(691)		(847)
Total Private Education Loans	22,075		23,141
Private Education Loan receivable for partially charged-off loans	640		724
Private Education Loan allowance for losses	(1,151)		(1,297)
Private Education Loans, net	$21,564		$22,568
Percentage of Private Education Loans in repayment		94.2%		92.4%
Delinquencies as a percentage of Private Education Loans in repayment		5.0%		5.9%
Loans in forbearance as a percentage of loans in repayment and forbearance		2.9%		3.8%
Percentage of Private Education Loans with a cosigner(4)		53%		60%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.
(4)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for both the three months ended June 30, 2019 and 2018.

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

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Receivable at beginning of period	$657	$741	$674	$760
Expected future recoveries of current period defaults(1)	18	19	38	38
Recoveries(2)	(33)	(36)	(67)	(74)
Charge-offs(3)	(2)	—	(5)	—
Receivable at end of period	$640	$724	$640	$724

(1)	Represents our estimate of the amount to be collected in the future.
(2)	Current period cash collections.
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

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt that totaled $10.5 billion at June 30, 2019. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $1.5 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($522 million in the six months ended June 30, 2019), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans. We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases are a part of our ongoing liquidity needs. We repurchased 9.6 million common shares for $126 million in the second quarter of 2019 and have $207 million of remaining share repurchase authority as of June 30, 2019.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	June 30, 2019	December 31, 2018
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,746	$1,286
Unencumbered FFELP Loans	256	332
Total GAAP and Core Earnings basis	$2,002	$1,618

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,171	$1,722	$1,083	$1,609
Unencumbered FFELP Loans	490	618	563	759
Total GAAP and Core Earnings basis	$1,661	$2,340	$1,646	$2,368

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of June 30, 2019 and 2018, the maximum additional capacity under these facilities was $1.1 billion and $1.8 billion, respectively. For the three months ended June 30, 2019 and 2018, the average maximum additional capacity under these facilities was $1.3 billion and $1.6 billion, respectively. For the six months ended June 30, 2019 and 2018, the average maximum additional capacity under these facilities was $1.2 billion and $1.9 billion, respectively. As of June 30, 2019, the maturity dates of the FFELP Loan-other facilities ranged from November 2019 to April 2021.

Liquidity may also be available from our Private Education Loan asset-backed commercial paper (“ABCP”) facilities. Maximum borrowing capacity under the Private Education Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered Private Education Loans. As of June 30, 2019 and 2018, the maximum additional capacity under these facilities was $1.3 billion and $830 million, respectively. For the three months ended June 30, 2019 and 2018, the average maximum additional capacity under these facilities was $1.4 billion and $719 million, respectively. For the six months ended June 30, 2019 and 2018, the average maximum additional capacity under these facilities was $1.2 billion and $804 million, respectively. As of June 30, 2019, the maturity dates of these facilities ranged from October 2019 to December 2021.

At June 30, 2019, we had a total of $5.9 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $2.8 billion of our unencumbered tangible assets of which $2.5 billion and $256 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of June 30, 2019, we had $8.1 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Since the fourth quarter of 2015, we have closed on $4.1 billion of Private Education Loan ABS Repurchase Facilities. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

For further discussion of our various sources of liquidity, our access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6—Borrowings” in our Annual Report on Form 10-K for the year ended December 31, 2018.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	June 30, 2019	December 31, 2018
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.4	4.6
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	3.7	4.8
Tangible unencumbered assets(1)	5.9	5.7
Senior unsecured debt	(10.5)	(11.5)
Mark-to-market on unsecured hedged debt(2)	(.4)	(.1)
Other liabilities, net	(.6)	(.7)
Total tangible equity — GAAP Basis(1)	$2.5	$2.8

(1)	At June 30, 2019 and December 31, 2018, excludes goodwill and acquired intangible assets, net, of $769 million and $786 million, respectively.
(2)

At June 30, 2019 and December 31, 2018, there were $341 million and $51 million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).

Second-quarter 2019 Financing Transactions

During the second-quarter 2019, Navient issued $747 million in FFELP Loan ABS and $1.2 billion in Private Education Loan ABS.

Shareholder Distributions

During the second-quarter 2019, we paid $37 million in common stock dividends ($0.16 per share).

We repurchased 9.6 million common shares for $126 million in the second quarter of 2019. There is $207 million of remaining share repurchase authority outstanding at June 30, 2019. Since the Spin-Off in April 2014, we have repurchased 204 million shares for $3.0 billion.

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

The table below highlights exposure related to our derivative counterparties at June 30, 2019.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$15	$3
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	—
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	88%	—%

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

Ending Balances

	June 30, 2019			December 31, 2018
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,496	$9,005	$10,501	$817	$10,674	$11,491
Total unsecured borrowings	1,496	9,005	10,501	817	10,674	11,491
Secured borrowings:
FFELP Loan securitizations(2)	72	62,405	62,477	—	66,318	66,318
Private Education Loan securitizations(3)	1,867	12,541	14,408	300	12,985	13,285
FFELP Loan — other facilities	2,270	1,836	4,106	2,927	2,625	5,552
Private Education Loan — other facilities	695	1,053	1,748	1,114	1,266	2,380
Other(4)	362	—	362	267	—	267
Total secured borrowings	5,266	77,835	83,101	4,608	83,194	87,802
Core Earnings basis borrowings	6,762	86,840	93,602	5,425	93,868	99,293
Adjustment for GAAP accounting treatment	23	(64)	(41)	(3)	(349)	(352)
GAAP basis borrowings	$6,785	$86,776	$93,561	$5,422	$93,519	$98,941

(1)

Includes principal amount of $1.5 billion and $817 million of short-term debt as of June 30, 2019 and December 31, 2018, respectively. Includes principal amount of $9.1 billion and $10.8 billion of long-term debt as of June 30, 2019 and December 31, 2018, respectively.

(2)

Includes $72 million and $0 of short-term debt related to the FFELP Loan asset-backed securitization repurchase facilities (“FFELP Loan Repurchase Facilities”) as of June 30, 2019 and December 31, 2018, respectively. Includes $214 million and $244 million of long-term debt related to the FFELP Loan Repurchase Facilities as of June 30, 2019 and December 31, 2018, respectively.

(3)

Includes $1.9 billion and $300 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Private Education Loan Repurchase Facilities”) as of June 30, 2019 and December 31, 2018, respectively. Includes $921 million and $2.0 billion of long-term debt related to the Private Education Loan Repurchase Facilities as of June 30, 2019 and December 31, 2018, respectively.

(4)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Secured borrowings comprised 89% and 88% of our Core Earnings basis debt outstanding at June 30, 2019 and December 31, 2018, respectively.

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$11,181	6.80%	$13,012	6.20%	$11,321	6.82%	$13,398	6.03%
Total unsecured borrowings	11,181	6.80	13,012	6.20	11,321	6.82	13,398	6.03
Secured borrowings:
FFELP Loan securitizations(1)	63,360	3.36	69,979	2.95	64,153	3.38	70,394	2.77
Private Education Loan securitizations(2)	13,914	4.23	13,478	4.13	13,632	4.28	13,342	4.00
FFELP Loan — other facilities	4,076	3.55	6,312	2.85	4,553	3.57	6,953	2.77
Private Education Loan — other facilities	1,753	4.06	2,366	3.68	1,948	4.04	2,358	3.52
Other(3)	279	4.22	242	3.64	267	4.52	365	2.26
Total secured borrowings	83,382	3.53	92,377	3.13	84,553	3.56	93,412	2.96
Core Earnings basis borrowings	$94,563	3.92%	$105,389	3.51%	$95,874	3.94%	$106,810	3.35%

Core Earnings basis borrowings	$94,563	3.92%	$105,389	3.51%	$95,874	3.94%	$106,810	3.35%
Adjustment for GAAP accounting treatment	—	(.06)	—	.03	—	(.03)	—	—
GAAP basis borrowings	$94,563	3.86%	$105,389	3.54%	$95,874	3.91%	$106,810	3.35%

(1)	Includes $288 million and $281 million of debt related to the FFELP Loan Repurchase Facilities for the three and six months ended June 30, 2019, respectively
(2)

Includes $2.8 billion and $2.7 billion of debt related to the Private Education Loan Repurchase Facilities for the three months ended June 30, 2019 and 2018, respectively and $2.6 billion and $2.4 billion six months ended June 30, 2019 and 2018, respectively

(3)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, goodwill and intangible assets, and fair value measurement can be found in our 2018 Form 10-K. There were no significant changes to these critical accounting policies during the first half of 2019.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at June 30, 2019 and December 31, 2018, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings before mark-to-market gains (losses) on derivative and hedging activities, a sensitivity analysis was performed assuming the funding index increases 10 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. These earnings sensitivities are applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and do not take into account new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of June 30, 2019 Impact on Annual Earnings If:			As of June 30, 2018 Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities	$(19)	$(8)	$(76)	$(6)	$30	$(87)
Mark-to-market gains (losses) on derivative and hedging activities	20	(51)	—	(43)	(171)	—
Increase (decrease) in income before taxes	$1	$(59)	$(76)	$(49)	$(141)	$(87)
Increase (decrease) in net income after taxes	$1	$(45)	$(59)	$(38)	$(109)	$(67)
Increase (decrease) in diluted earnings per common share	$—	$(.20)	$(.25)	$(.14)	$(.41)	$(.25)

(1)

If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 10 basis points while holding the asset index constant. There is no sensitivity analysis related to the mark-to-market gains (losses) on derivative and hedging activities as part of this potential impact on earnings.

	At June 30, 2019
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$90,690	$(281)	—%	$(580)	(1)
Other earning assets	4,648	—	—	—	—
Other assets	4,152	(78)	(2)	275	7
Total assets gain/(loss)	$99,490	$(359)	—%	$(305)	—%
Liabilities
Interest-bearing liabilities	$93,224	$(447)	—%	$(1,246)	(1)%
Other liabilities	1,447	(32)	(2)	505	35
Total liabilities (gain)/loss	$94,671	$(479)	(1)%	$(741)	(1)%

	At December 31, 2018
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$95,032	$(184)	—%	$(353)	—
Other earning assets	5,488	—	—	—	—
Other assets	4,190	168	4	693	17
Total assets gain/(loss)	$104,710	$(16)	—%	$340	—%
Liabilities
Interest-bearing liabilities	$97,591	$(437)	—%	$(1,216)	(1)%
Other liabilities	1,688	242	14	933	55
Total liabilities (gain)/loss	$99,279	$(195)	—%	$(283)	—%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate education loan portfolio with floating rate debt and our fixed rate education loan portfolio with fixed rate debt. However, we can have a mismatch in the index (including the frequency of reset) of floating rate debt versus floating rate assets. In addition, due to the ability of some FFELP Loans to earn Floor Income, we can have a fixed versus floating mismatch in funding if the education loan earns at the fixed borrower rate and the funding remains floating. During the three and six months ended June 30, 2019 and 2018, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of derivative contracts. The result of these hedging transactions was to fix the relative spread between the education loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase by either 100 or 300 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our fixed rate assets being funded with variable rate liabilities. Both items will generally cause income to decrease when interest rates increase. In both 2019 and 2018, the decrease to income when interest rates increase 100 basis points is primarily due to both items (i) and (ii) above and is relatively minor in connection with an $89.5 billion education loan portfolio. The increase in income in 2018 when interest rates increase 300 basis points relates to certain FFELP fixed rate loans that become variable interest rate loans when variable interest rates rise above a certain level (Special Allowance Payment or “SAP”). When these loans are funded with fixed rate debt (as we do to hedge certain floor income), we earn additional interest income when earning the higher variable rate that is in effect. The impact for this in 2019 is not as great due to a declining loan balance and a decrease in interest rates.

In the preceding tables, under the scenario where interest rates increase by either 100 or 300 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in 2019 and 2018 is primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. The decrease in the mark-to-market losses in 2019 as compared to 2018 is due to a lower yield curve that benefits written floor fair values as interest rates increase and a smaller notional amount of receive fix/pay variable trading swaps.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2019. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.2	$—	$3.2
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.3	—	.3
Prime	quarterly	2.4	—	2.4
Prime	monthly	8.1	—	8.1
3-month LIBOR	quarterly	.5	31.3	(30.8)
3-month LIBOR	daily	—	3.1	(3.1)
1-month LIBOR	monthly	4.9	37.0	(32.1)
1-month LIBOR	daily	64.1	—	64.1
Non-Discrete reset(2)	monthly	—	7.3	(7.3)
Non-Discrete reset(3)	daily/weekly	4.6	.4	4.2
Fixed Rate(4)		10.0	19.2	(9.2)
Total		$98.3	$98.3	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Core Earnings Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.2	$—	$3.2
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.3	—	.3
Prime	quarterly	2.4	—	2.4
Prime	monthly	8.1	—	8.1
3-month LIBOR	quarterly	.5	—	.5
3-month LIBOR	daily	—	—	—
1-month LIBOR	monthly	4.9	73.4	(68.5)
1-month LIBOR	daily	64.1	—	64.1
Non-Discrete reset(2)	monthly	—	6.8	(6.8)
Non-Discrete reset(3)	daily/weekly	4.6	.4	4.2
Fixed Rate(4)		9.7	17.4	(7.7)
Total		$98.0	$98.0	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at June 30, 2019.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	6.4
Other loans	2.7
Cash and investments	.1
Total earning assets	6.1
Borrowings
Short-term borrowings	.6
Long-term borrowings	6.1
Total borrowings	5.7

 Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2019. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•

In November 2014, Pioneer received a CID from the CFPB as part of an investigation regarding Pioneer’s activities relating to rehabilitation loans and collection of defaulted student debt. In May 2019, Pioneer received a similar CID from the New York Department of Financial Services (the “NY DFS”).

•

In December 2014, Solutions received a subpoena from the NY DFS as part of its inquiry with regard to whether persons or entities have engaged in fraud or misconduct with respect to a financial product or service under New York Financial Services Law or other laws.

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the terms, conditions and limitations set forth in the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. Navient has asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. Navient has no additional reserves related to indemnification matters with SLM BankCo as of June 30, 2019.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2019.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 — April 30, 2019	3.0	$12.40	3.0	$296
May 1 — May 31, 2019	2.9	13.49	2.8	$258
June 1 — June 30, 2019	3.8	13.25	3.8	$207
Total second-quarter 2019	9.7	$13.06	9.6

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

The closing price of our common stock on the NASDAQ Global Select Market on June 28, 2019 was $13.65.

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

Date: August 2, 2019