Form 10-Q
period 2019-09-30
NAVIENT CORP
filed 2019-11-01
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of September 30, 2019, there were 221,036,735 shares of common stock outstanding.

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
FFELP Loans (net of allowance for losses of $65 and $76, respectively)	$66,087	$72,253
Private Education Loans (net of allowance for losses of $1,101 and $1,201, respectively)	21,846	22,245
Investments
Held-to-maturity	21	—
Other	220	226
Total investments	241	226
Cash and cash equivalents	1,583	1,286
Restricted cash and cash equivalents	2,677	3,976
Goodwill and acquired intangible assets, net	763	786
Other assets	3,356	3,404
Total assets	$96,553	$104,176
Liabilities
Short-term borrowings	$7,004	$5,422
Long-term borrowings	84,769	93,519
Other liabilities	1,528	1,688
Total liabilities	93,301	100,629
Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 450 million and 445 million shares issued, respectively	4	4
Additional paid-in capital	3,188	3,145
Accumulated other comprehensive (loss) income (net of tax (benefit) expense of $(41) and $35, respectively)	(124)	113
Retained earnings	3,527	3,218
Total Navient Corporation stockholders’ equity before treasury stock	6,595	6,480
Less: Common stock held in treasury at cost: 229 million and 198 million shares, respectively	(3,355)	(2,961)
Total Navient Corporation stockholders’ equity	3,240	3,519
Noncontrolling interest	12	28
Total equity	3,252	3,547
Total liabilities and equity	$96,553	$104,176

Supplemental information — assets and liabilities of consolidated variable interest entities:

	September 30, 2019	December 31, 2018
FFELP Loans	$65,881	$71,921
Private Education Loans	19,311	19,698
Restricted cash	2,631	3,928
Other assets, net	935	956
Short-term borrowings	5,163	4,341
Long-term borrowings	75,277	82,738
Net assets of consolidated variable interest entities	$8,318	$9,424

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
FFELP Loans	$706	$759	$2,211	$2,242
Private Education Loans	437	455	1,317	1,327
Other loans	—	1	2	4
Cash and investments	23	26	75	66
Total interest income	1,166	1,241	3,605	3,639
Total interest expense	854	935	2,714	2,707
Net interest income	312	306	891	932
Less: provisions for loan losses	64	85	208	284
Net interest income after provisions for loan losses	248	221	683	648
Other income (loss):
Servicing revenue	60	70	182	210
Asset recovery and business processing revenue	123	106	364	313
Other income (loss)	9	28	37	29
Gains on sales of loans	—	—	16	—
Gains (losses) on debt repurchases	—	(1)	59	(9)
Gains (losses) on derivative and hedging activities, net	4	2	(21)	10
Total other income	196	205	637	553
Expenses:
Salaries and benefits	120	121	372	380
Other operating expenses	131	134	377	351
Total operating expenses	251	255	749	731
Goodwill and acquired intangible asset impairment and amortization expense	6	23	23	39
Restructuring/other reorganization expenses	2	1	4	10
Total expenses	259	279	776	780
Income before income tax expense	185	147	544	421
Income tax expense	40	33	119	98
Net income	$145	$114	$425	$323
Basic earnings per common share	$.64	$.44	$1.81	$1.23
Average common shares outstanding	225	260	235	263
Diluted earnings per common share	$.63	$.43	$1.79	$1.21
Average common and common equivalent shares outstanding	228	264	238	267
Dividends per common share	$.16	$.16	$.48	$.48

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$145	$114	$425	$323
Other comprehensive income:
Gains (losses) on derivatives	(58)	32	(311)	205
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)	(1)	(1)	(4)	(2)
Total gains (losses) on derivatives	(59)	31	(315)	203
Income tax (expense) benefit	15	(7)	78	(50)
Other comprehensive income (loss), net of tax	(44)	24	(237)	153
Total comprehensive income	$101	$138	$188	$476

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at June 30, 2018	444,852,383	(180,225,077)	264,627,306	$4	$3,134	$203	$3,114	$(2,741)	$3,714	$31	$3,745
Comprehensive income:
Net income	—	—	—	—	—	—	114	—	114	—	114
Other comprehensive income (loss), net of tax	—	—	—	—	—	24	—	—	24	—	24
Total comprehensive income	—	—	—	—	—	—	—	—	138	—	138
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(42)	—	(42)	—	(42)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	395,615	—	395,615	—	4	—	—	—	4	—	4
Stock-based compensation expense	—	—	—	—	4	—	—	—	4	—	4
Repurchase of common stock:
Common stock repurchased	—	(2,569,400)	(2,569,400)	—	—	—	—	(35)	(35)	—	(35)
Derivative contract settlement:
Settlement cost, cash	—	(4,312,192)	(4,312,192)	—	—	—	—	(60)	(60)	—	(60)
(Gain)/loss on settlement	—	—	—	—	—	—	—	4	4	—	4
Shares repurchased related to employee stock-based compensation plans	—	(175,241)	(175,241)	—	—	—	—	(3)	(3)	—	(3)
Balance at September 30, 2018	445,247,998	(187,281,910)	257,966,088	$4	$3,142	$227	$3,186	$(2,835)	$3,724	$31	$3,755

Balance at June 30, 2019	450,003,173	(219,508,895)	230,494,278	$4	$3,181	$(80)	$3,418	$(3,222)	$3,301	$11	$3,312
Comprehensive income:
Net income	—	—	—	—	—	—	145	—	145	—	145
Other comprehensive income (loss), net of tax	—	—	—	—	—	(44)	—	—	(44)	—	(44)
Total comprehensive income	—	—	—	—	—	—	—	—	101	—	101
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(36)	—	(36)	—	(36)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	465,697	—	465,697	—	4	—	—	—	4	—	4
Stock-based compensation expense	—	—	—	—	3	—	—	—	3	—	3
Common stock repurchased	—	(9,703,912)	(9,703,912)	—	—	—	—	(130)	(130)	—	(130)
Shares repurchased related to employee stock-based compensation plans	—	(219,328)	(219,328)	—	—	—	—	(3)	(3)	—	(3)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	1	1
Balance at September 30, 2019	450,468,870	(229,432,135)	221,036,735	$4	$3,188	$(124)	$3,527	$(3,355)	$3,240	$12	$3,252

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2017	439,718,145	(176,667,573)	263,050,572	$4	$3,077	$61	$3,004	$(2,692)	$3,454	$31	$3,485
Comprehensive income:
Net income	—	—	—	—	—	—	323	—	323	—	323
Other comprehensive income (loss), net of tax	—	—	—	—	—	153	—	—	153	—	153
Total comprehensive income	—	—	—	—	—	—	—	—	476	—	476
Cash dividends:
Common stock ($.48 per share)	—	—	—	—	—	—	(126)	—	(126)	—	(126)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	5,529,853	—	5,529,853	—	43	—	—	—	43	—	43
Stock-based compensation expense	—	—	—	—	22	—	—	—	22	—	22
Repurchase of common stock:
Common stock repurchased	—	(2,569,400)	(2,569,400)	—	—	—	—	(35)	(35)	—	(35)
Derivative contract settlement:
Settlement cost, cash	—	(4,312,192)	(4,312,192)	—	—	—	—	(60)	(60)	—	(60)
(Gain)/loss on settlement	—	—	—	—	—	—	—	4	4	—	4
Shares repurchased related to employee stock-based compensation plans	—	(3,732,745)	(3,732,745)	—	—	—	—	(52)	(52)	—	(52)
Reclassification from adoption of ASU No. 2018-02	—	—	—	—	—	13	(13)	—	—	—	—
Balance at September 30, 2018	445,247,998	(187,281,910)	257,966,088	$4	$3,142	$227	$3,186	$(2,835)	$3,724	$31	$3,755

Balance at December 31, 2018	445,377,826	(197,940,553)	247,437,273	$4	$3,145	$113	$3,218	$(2,961)	$3,519	$28	$3,547
Comprehensive income:
Net income	—	—	—	—	—	—	425	—	425	—	425
Other comprehensive income (loss), net of tax	—	—	—	—	—	(237)	—	—	(237)	—	(237)
Total comprehensive income	—	—	—	—	—	—	—	—	188	—	188
Cash dividends:
Common stock ($.48 per share)	—	—	—	—	—	—	(112)	—	(112)	—	(112)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Issuance of common shares	5,091,044	—	5,091,044	—	23	—	—	—	23	—	23
Stock-based compensation expense	—	—	—	—	20	—	—	—	20	—	20
Common stock repurchased	—	(28,738,164)	(28,738,164)	—	—	—	—	(363)	(363)	—	(363)
Shares repurchased related to employee stock-based compensation plans	—	(2,753,418)	(2,753,418)	—	—	—	—	(31)	(31)	—	(31)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(16)	(16)
Balance at September 30, 2019	450,468,870	(229,432,135)	221,036,735	$4	$3,188	$(124)	$3,527	$(3,355)	$3,240	$12	$3,252

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$425	$323
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) on sales of loans	(16)	—
(Gains) losses on debt repurchases	(59)	9
Goodwill and acquired intangible asset impairment and amortization expense	23	39
Stock-based compensation expense	20	22
Mark-to-market losses (gains) on derivative and hedging activities, net	211	(104)
Provisions for loan losses	208	284
Decrease (increase) in accrued interest receivable	123	(19)
(Decrease) increase in accrued interest payable	(117)	4
Decrease in other assets	133	194
Decrease in other liabilities	(120)	(97)
Total adjustments	406	332
Net cash provided by operating activities	831	655
Investing activities
Education loans acquired and originated	(3,447)	(2,625)
Principal payments on education loans	9,438	10,815
Proceeds from sales of education loans	408	—
Other investing activities, net	7	9
Net cash provided by investing activities	6,406	8,199
Financing activities
Borrowings collateralized by loans in trust - issued	6,149	7,144
Borrowings collateralized by loans in trust - repaid	(10,785)	(10,478)
Asset-backed commercial paper conduits, net	(1,941)	(3,585)
Long-term notes issued	—	495
Long-term notes repaid	(937)	(1,530)
Other financing activities, net	(250)	(77)
Common stock repurchased	(363)	(95)
Common dividends paid	(112)	(126)
Net cash used in financing activities	(8,239)	(8,252)
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,002)	602
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	5,262	4,646
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$4,260	$5,248
Cash disbursements made (refunds received) for:
Interest	$2,711	$2,515
Income taxes paid	$61	$55
Income taxes received	$(2)	$(3)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$1,583	$2,143
Restricted cash and restricted cash equivalents	2,677	3,105
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$4,260	$5,248
Noncash activity:
Investing activity - Held-to-maturity asset backed securities retained related to sales of education loans	$22	$—
Operating activity - Servicing assets recognized upon sales of education loans	$3	$—

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2018 Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2018 to be consistent with classifications adopted for 2019, and had no effect on net income, total assets or total liabilities.

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

Hedging Activities

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging,” which is intended to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The new standard was effective for the Company on January 1, 2019 and requires the mark-to-market gains and losses from qualifying fair value hedge relationships to be recorded in the same line item on the income statement of the item being hedged. As a result, the mark-to-market gains and losses from fair value hedging activity are now recorded in interest expense whereas they were previously recorded in gains (losses) on derivative and hedging activities, net. This change in presentation is prospective only and resulted in $11 million and $20 million of gains being recorded in interest expense in the three and nine months ended September 30, 2019, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

1.   Significant Accounting Policies (Continued)

Effective in 2020

Allowance for Loan Losses

In 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses,” which requires measurement and recognition of an allowance for loan loss that estimates remaining expected credit losses for financial assets held at the reporting date. Our current allowance for loan loss is an incurred loss model. As a result, the new guidance will result in an increase to our allowance for loan losses. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for the Company as of January 1, 2020 and will primarily impact the allowance for loan losses related to our Private Education Loans and FFELP Loans. This standard represents a significant change from existing GAAP and will result in material changes to the Company’s accounting for the allowance for loan losses. We are currently evaluating the impact of adopting this accounting standard on our consolidated financial statements and footnote disclosures. We currently estimate that our total allowance for loan losses will increase by approximately $750 million to $850 million upon adoption on January 1, 2020. This would have a corresponding reduction to equity of approximately $580 million to $655 million. This estimated impact is not final and is dependent upon (1) estimated loan characteristics and balances as of January 1, 2020, (2) the current economic environment and forecasted economic environment and (3) continuing review and refinement of models, methodology and judgments. As a result these estimated impacts are subject to change.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Three Months Ended September 30, 2019
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$67	$1,151	$—	$1,218
Total provision	8	56	—	64
Net adjustment resulting from the change in the charge-off rate(1)	—	(21)	—	(21)
Net charge-offs remaining(2)	(9)	(87)	—	(96)
Total net charge-offs	(9)	(108)	—	(117)
Reclassification of interest reserve(3)	—	2	—	2
Ending balance	$65	$1,101	$—	$1,166
Allowance Ending Balance:
Individually evaluated for impairment — TDR	$—	$998	$—	$998
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	65	103	—	168
Purchased Non-Credit Impaired Loans acquired at a discount(4)	—	—	—	—
Purchased Credit Impaired Loans(4)	—	—	—	—
Ending total allowance	$65	$1,101	$—	$1,166
Loans Ending Balance:
Individually evaluated for impairment — TDR	$—	$9,810	$—	$9,810
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	63,003	11,683	6	74,692
Purchased Non-Credit Impaired Loans acquired at a discount(4)	2,585	1,892	—	4,477
Purchased Credit Impaired Loans(4)	—	208	—	208
Ending total loans(5)	$65,588	$23,593	$6	$89,187
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.06%	1.60%	—%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.39%	—%
Allowance coverage of charge-offs	1.9	2.6	—
Allowance as a percentage of the ending total loan balance	.10%	4.67%	—%
Allowance as a percentage of the ending loans in repayment	.12%	5.08%	—%
Ending total loans(5)	$65,588	$23,593	$6
Average loans in repayment	$54,973	$21,549	$5
Ending loans in repayment	$54,395	$21,655	$6

(1)

In third-quarter 2019, the portion of the loan amount charged off at default on Private Education Loans increased from 80.5% to 81%. This charge resulted in a $21 million reduction to the balance of the receivable for partially charged-off loan balance.

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

(4)

The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of September 30, 2019. The losses of the Purchased Non-Credit Impaired Loans acquired at a discount are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $34 million and $281 million, respectively, as of September 30, 2019 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of September 30, 2019.

(5)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

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

(1)

In third-quarter 2018, the portion of the loan amount charged off at default on Private Education Loans increased from 79% to 80.5%. This charge resulted in a $32 million reduction to the balance of the receivable for partially charged-off loan balance.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

 2.   Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2019
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$76	$1,201	$9	$1,286
Total provision	23	185	1	208
Net adjustment resulting from the change in the charge-off rate(1)	—	(21)	—	(21)
Net charge-offs remaining(2)	(33)	(267)	(2)	(302)
Total net charge-offs	(33)	(288)	(2)	(323)
Reclassification of interest reserve(3)	—	5	—	5
Loan sales and other transactions	—	(1)	(8)	(9)
Ending balance	$65	$1,101	$—	$1,166
Allowance Ending Balance:
Individually evaluated for impairment - TDR	$—	$998	$—	$998
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	65	103	—	168
Purchased Non-Credit Impaired Loans acquired at a discount(4)	—	—	—	—
Purchased Credit Impaired Loans(4)	—	—	—	—
Ending total allowance	$65	$1,101	$—	$1,166
Loans Ending Balance:
Individually evaluated for impairment - TDR	$—	$9,810	$—	$9,810
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	63,003	11,683	6	74,692
Purchased Non-Credit Impaired Loans acquired at a discount(4)	2,585	1,892	—	4,477
Purchased Credit Impaired Loans(4)	—	208	—	208
Ending total loans(5)	$65,588	$23,593	$6	$89,187
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.08%	1.64%	—%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.13%	—%
Allowance coverage of charge-offs	1.5	2.9	—
Allowance as a percentage of the ending total loan balance	.10%	4.67%	—%
Allowance as a percentage of the ending loans in repayment	.12%	5.08%	—%
Ending total loans(5)	$65,588	$23,593	$6
Average loans in repayment	$56,605	$21,819	$36
Ending loans in repayment	$54,395	$21,655	$6

(1)

In third-quarter 2019, the portion of the loan amount charged off at default on Private Education Loans increased from 80.5% to 81%. This charge resulted in a $21 million reduction to the balance of the receivable for partially charged-off loan balance.

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

(4)

The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of September 30, 2019. The losses of the Purchased Non-Credit Impaired Loans acquired at a discount are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $34 million and $281 million, respectively, as of September 30, 2019 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of September 30, 2019.

(5)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

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

(1)

In third-quarter 2018, the portion of the loan amount charged off at default on Private Education Loans increased from 79% to 80.5%. This change resulted in a $32 million reduction to the balance of the receivable for partially charged-off loan balance.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

Key Credit Quality Indicators

FFELP Loans are substantially insured and guaranteed as to their principal and accrued interest in the event of default. The key credit quality indicator for this portfolio is loan status. The impact of changes in loan status is incorporated quarterly into the allowance for loan losses calculation.

	FFELP Loan Delinquencies
	September 30, 2019		December 31, 2018
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,383		$3,793
Loans in forbearance(2)	7,810		8,386
Loans in repayment and percentage of each status:
Loans current	48,785	89.7%	53,500	89.8%
Loans delinquent 31-60 days(3)	1,656	3.0	1,964	3.4
Loans delinquent 61-90 days(3)	827	1.5	910	1.5
Loans delinquent greater than 90 days(3)	3,127	5.8	3,177	5.3
Total FFELP Loans in repayment	54,395	100%	59,551	100%
Total FFELP Loans, gross	65,588		71,730
FFELP Loan unamortized premium	564		599
Total FFELP Loans	66,152		72,329
FFELP Loan allowance for losses	(65)		(76)
FFELP Loans, net	$66,087		$72,253
Percentage of FFELP Loans in repayment		82.9%		83.0%
Delinquencies as a percentage of FFELP Loans in repayment		10.3%		10.2%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.6%		12.3%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

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

	Private Education Loan Credit Quality Indicators
	TDRs
	September 30, 2019		December 31, 2018
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$8,670	92%	$9,133	92%
FICO below 640	792	8	836	8
Total	$9,462	100%	$9,969	100%
School Type:
Not-for-profit	$7,524	80%	$7,888	79%
For-profit	1,938	20	2,081	21
Total	$9,462	100%	$9,969	100%
Cosigners:
With cosigner(1)	$5,904	62%	$6,172	62%
Without cosigner	3,558	38	3,797	38
Total	$9,462	100%	$9,969	100%
Seasoning(2):
1-12 payments	$247	3%	$335	3%
13-24 payments	332	3	436	4
25-36 payments	515	5	660	7
37-48 payments	718	8	934	10
More than 48 payments	7,280	77	7,178	72
Not yet in repayment	370	4	426	4
Total	$9,462	100%	$9,969	100%

(1)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 62% at September 30, 2019 and December 31, 2018.
(2)	Number of months in active repayment for which a scheduled payment was received.
(3)	Balance equals the gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators
	Non-TDRs
	September 30, 2019		December 31, 2018
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$13,138	97%	$13,087	96%
FICO below 640	390	3	475	4
Total	$13,528	100%	$13,562	100%
School Type:
Not-for-profit	$12,073	89%	$11,953	88%
For-profit	1,455	11	1,609	12
Total	$13,528	100%	$13,562	100%
Cosigners:
With cosigner(1)	$5,558	41%	$6,961	51%
Without cosigner	7,970	59	6,601	49
Total	$13,528	100%	$13,562	100%
Seasoning(2):
1-12 payments	$3,828	28%	$3,353	25%
13-24 payments	1,508	11	486	3
25-36 payments	517	4	322	2
37-48 payments	258	2	383	3
More than 48 payments	7,112	53	8,626	64
Not yet in repayment	305	2	392	3
Total	$13,528	100%	$13,562	100%

(1)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 67% at September 30, 2019 and December 31, 2018.
(2)	Number of months in active repayment for which a scheduled payment was received.
(3)	Balance equals the gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	TDRs
	September 30, 2019		December 31, 2018
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$370		$426
Loans in forbearance(2)	513		518
Loans in repayment and percentage of each status:
Loans current	7,668	89.4%	7,890	87.4%
Loans delinquent 31-60 days(3)	291	3.4	344	3.8
Loans delinquent 61-90 days(3)	179	2.1	235	2.6
Loans delinquent greater than 90 days(3)	441	5.1	556	6.2
Total TDR loans in repayment	8,579	100%	9,025	100%
Total TDR loans, gross	9,462		9,969
TDR loans unamortized discount	(209)		(212)
Total TDR loans	9,253		9,757
TDR loans receivable for partially charged-off loans	348		367
TDR loans allowance for losses	(998)		(1,100)
TDR loans, net	$8,603		$9,024
Percentage of TDR loans in repayment		90.7%		90.5%
Delinquencies as a percentage of TDR loans in repayment		10.6%		12.6%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		5.6%		5.4%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	Non-TDRs
	September 30, 2019		December 31, 2018
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$305		$392
Loans in forbearance(2)	147		158
Loans in repayment and percentage of each status:
Loans current	12,958	99.1%	12,851	98.8%
Loans delinquent 31-60 days(3)	48	.4	71	.5
Loans delinquent 61-90 days(3)	23	.2	32	.3
Loans delinquent greater than 90 days(3)	47	.3	58	.4
Total non-TDR loans in repayment	13,076	100%	13,012	100%
Total non-TDR loans, gross	13,528		13,562
Non-TDR loans unamortized discount	(437)		(547)
Total non-TDR loans	13,091		13,015
Non-TDR loans receivable for partially charged-off loans	255		307
Non-TDR loans allowance for losses	(103)		(101)
Non-TDR loans, net	$13,243		$13,221
Percentage of non-TDR loans in repayment		96.7%		95.9%
Delinquencies as a percentage of non-TDR loans in repayment		.9%		1.2%
Loans in forbearance as a percentage of non- TDR loans in repayment and forbearance		1.1%		1.2%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

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

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Receivable at beginning of period	$640	$724	$674	$760
Expected future recoveries of current period defaults(1)	18	29	56	68
Recoveries(2)	(31)	(33)	(98)	(107)
Charge-offs(3)	(24)	(32)	(29)	(33)
Receivable at end of period	$603	$688	$603	$688

(1)	Represents our estimate of the amount to be collected in the future.
(2)	Current period cash collections.
(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. Additionally, in third-quarter 2018, the portion of the loan amount charged off at default increased from 79% to 80.5%, and in third-quarter 2019, it increased from 80.5% to 81%. These changes resulted in a $21 and $32 million reduction to the balance of the receivable for partially charged-off loans in the three months ended September 30, 2019 and 2018, respectively. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for customers experiencing financial difficulty. Where we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan, these are classified as TDRs. Approximately 69% and 65% of the loans granted forbearance have qualified as a TDR loan at September 30, 2019 and December 31, 2018, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction program as of September 30, 2019 and December 31, 2018 was $1.9 billion and $1.8 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

At September 30, 2019 and December 31, 2018, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDRs
(Dollars in millions)	September 30, 2019	December 31, 2018
Recorded investment(1)	$9,789	$10,326
Total ending loans(2)	$9,810	$10,336
Related allowance	$998	$1,100

(1)	Recorded investment is equal to the unpaid principal balance (which includes the receivable for partially charged-off loans), accrued interest and unamortized discount.
(2)	Total ending loans includes the receivable for partially charged-off loans.

The following tables provide the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Average recorded investment	$9,887	$10,568	$10,059	$10,717
Interest income recognized	$194	$196	$586	$563

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Modified loans(1)	$113	$163	$369	$470
Charge-offs(2)	$88	$123	$242	$243
Payment default	$25	$35	$83	$105

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.
(2)	Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

2.   Allowance for Loan Losses (Continued)

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans.

(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
September 30, 2019
TDR	$189	$26	$22
Non-TDR	122	3	6
Total	$311	$29	$28
December 31, 2018
TDR	$205	$26	$23
Non-TDR	149	3	4
Total	$354	$29	$27

3.   Borrowings

The following table summarizes our borrowings.

	September 30, 2019			December 31, 2018
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,501	$9,006	$10,507	$817	$10,674	$11,491
Total unsecured borrowings	1,501	9,006	10,507	817	10,674	11,491
Secured borrowings:
FFELP Loan securitizations(2)	73	61,349	61,422	—	66,318	66,318
Private Education Loan securitizations(3)	1,578	12,049	13,627	300	12,985	13,285
FFELP Loan — other facilities	1,818	1,516	3,334	2,927	2,625	5,552
Private Education Loan — other facilities	1,694	965	2,659	1,114	1,266	2,380
Other(4)	324	—	324	267	—	267
Total secured borrowings	5,487	75,879	81,366	4,608	83,194	87,802
Total before hedge accounting adjustments	6,988	84,885	91,873	5,425	93,868	99,293
Hedge accounting adjustments	16	(116)	(100)	(3)	(349)	(352)
Total	$7,004	$84,769	$91,773	$5,422	$93,519	$98,941

(1)

Includes principal amount of $1.5 billion and $817 million of short-term debt as of September 30, 2019 and December 31, 2018, respectively. Includes principal amount of $9.1 billion and $10.8 billion of long-term debt as of September 30, 2019 and December 31, 2018, respectively.

(2)

Includes $73 million and $0 of short-term debt related to the FFELP asset-backed securitization repurchase facilities (“FFELP Loan Repurchase Facilities”) as of September 30, 2019 and December 31, 2018, respectively. Includes $214 million and $244 million of long-term debt related to the FFELP Loan Repurchase Facilities as of September 30, 2019 and December 31, 2018, respectively.

(3)

Includes $1.6 billion and $300 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Private Education Loan Repurchase Facilities”) as of September 30, 2019 and December 31, 2018, respectively. Includes $921 million and $2.0 billion of long-term debt related to the Private Education Loan Repurchase Facilities as of September 30, 2019 and December 31, 2018, respectively.

(4)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

3.   Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of September 30, 2019 and December 31, 2018, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	September 30, 2019
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations(1)	$73	$61,349	$61,422	$62,425	$1,923	$1,388	$65,736
Private Education Loan securitizations(2)	1,578	12,049	13,627	15,510	555	172	16,237
FFELP Loan — other facilities	1,818	1,516	3,334	3,456	66	98	3,620
Private Education Loan — other facilities	1,694	965	2,659	3,801	87	27	3,915
Total before hedge accounting adjustments	5,163	75,879	81,042	85,192	2,631	1,685	89,508
Hedge accounting adjustments	—	(602)	(602)	—	—	(750)	(750)
Total	$5,163	$75,277	$80,440	$85,192	$2,631	$935	$88,758

	December 31, 2018
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations(1)	$—	$66,318	$66,318	$66,266	$3,181	$1,211	$70,658
Private Education Loan securitizations(2)	300	12,985	13,285	16,336	536	198	17,070
FFELP Loan — other facilities	2,927	2,625	5,552	5,656	132	162	5,950
Private Education Loan — other facilities	1,114	1,266	2,380	3,361	79	27	3,467
Total before hedge accounting adjustments	4,341	83,194	87,535	91,619	3,928	1,598	97,145
Hedge accounting adjustments	—	(456)	(456)	—	—	(642)	(642)
Total	$4,341	$82,738	$87,079	$91,619	$3,928	$956	$96,503

(1)

Includes $73 million of short-term debt, $214 million of long-term debt and $9 million of restricted cash related to the FFELP Loan Repurchase Facilities as of September 30, 2019. Includes $244 million of long-term debt and $9 million of restricted cash related to the FFELP Loan Repurchase Facilities as of December 31, 2018.

(2)

Includes $1.6 billion of short-term debt, $921 million of long-term debt and $45 million of restricted cash related to the Private Education Loan Repurchase Facilities as of September 30, 2019. Includes $300 million of short-term debt, $2.0 billion of long-term debt and $115 million of restricted cash related to the Private Education Loan Repurchase Facilities as of December 31, 2018.

4.   Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2018 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2018 Form 10-K for a full discussion.

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2019 and December 31, 2018, and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2019 and 2018.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

4.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value(4)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$277	$170	$4	$3	$281	$173
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	6	—	—	—	6
Total derivative assets(2)		—	—	277	176	4	3	281	179
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	(34)	(21)	(45)	(21)	(79)
Floor Income Contracts	Interest rate	—	—	—	—	(105)	(53)	(105)	(53)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(734)	(639)	—	(26)	(734)	(665)
Other(3)	Interest rate	—	—	—	—	(1)	(4)	(1)	(4)
Total derivative liabilities(2)		—	—	(734)	(673)	(127)	(128)	(861)	(801)
Net total derivatives		$—	$—	$(457)	$(497)	$(123)	$(125)	$(580)	$(622)

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

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Gross position	$281	$179	$(861)	$(801)
Impact of master netting agreements	(32)	(22)	32	22
Derivative values with impact of master netting agreements (as carried on balance sheet)	249	157	(829)	(779)
Cash collateral (held) pledged	(324)	(266)	183	188
Net position	$(75)	$(109)	$(646)	$(591)

(3)	“Other” includes derivatives related to our Total Return Swap Facility.
(4)	The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of September 30, 2019		As of December 31, 2018
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$1,513	$16	$664	$(3)
Long-term borrowings	$12,025	$(135)	$13,657	$(368)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

4.   Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at September 30, 2019 and December 31, 2018 by $12 million and $26 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at September 30, 2019 and December 31, 2018 by $13 million and $19 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018	Sep 30, 2019	Dec 31, 2018
Notional Values:
Interest rate swaps	$22.1	$21.4	$9.6	$10.3	$50.1	$66.9	$81.8	$98.6
Floor Income Contracts	—	—	—	—	21.2	27.9	21.2	27.9
Cross-currency interest rate swaps	—	—	4.1	4.5	—	.2	4.1	4.7
Other(1)	—	—	—	—	.1	.2	.1	.2
Total derivatives	$22.1	$21.4	$13.7	$14.8	$71.4	$95.2	$107.2	$131.4

(1)	“Other” includes derivatives related to our Total Return Swap Facility.

Mark-to-Market Impact of Derivatives on Consolidated Statements of Income

	Total Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$84	$(63)	$374	$(321)
Gains (losses) recognized in net income on hedged items	(81)	66	(398)	356
Net fair value hedge ineffectiveness gains (losses)	3	3	(24)	35
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	(130)	(19)	(101)	(227)
Gains (losses) recognized in net income on hedged items	138	28	145	157
Net fair value hedge ineffectiveness gains (losses)	8	9	44	(70)
Total fair value hedges(1)(2)	11	12	20	(35)
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—	—
Trading:
Interest rate swaps	12	(8)	35	10
Floor income contracts	(8)	6	(56)	39
Cross currency interest rate swaps	—	(9)	(2)	(7)
Other	—	1	2	3
Total trading derivatives(3)	4	(10)	(21)	45
Mark-to-market gains (losses) recognized	$15	$2	$(1)	$10

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

4.   Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	September 30, 2019	December 31, 2018
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$324	$266
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	73	90
Total collateral held	$397	$356
Derivative asset at fair value including accrued interest	$270	$210
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$183	$188
Total collateral pledged	$183	$188
Derivative liability at fair value including accrued interest and premium receivable	$843	$752

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $79 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

5.   Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	September 30, 2019	December 31, 2018
Accrued interest receivable	$1,897	$1,999
Benefit and insurance-related investments	457	470
Income tax asset, net (current and deferred)	288	271
Derivatives at fair value	249	157
Fixed assets, net	134	136
Accounts receivable	88	95
Other loans, net	6	69
Other	237	207
Total	$3,356	$3,404

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

6.   Stockholders’ Equity

The following table summarizes common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock repurchased(1)	9,703,912	6,881,592	28,738,164	6,881,592
Average purchase price per share	$13.40	$13.90	$12.63	$13.90
Shares repurchased related to employee stock- based compensation plans(2)	219,328	175,241	2,753,418	3,732,745
Average purchase price per share	$14.28	$13.90	$11.21	$13.77
Common shares issued(3)	465,697	395,615	5,091,044	5,529,853

(1)	Common shares purchased under our share repurchase program.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on September 30, 2019 was $12.80.

Dividend and Share Repurchase Program

In the three and nine months ended September 30, 2019, we paid $36 million ($0.16 per share) and $112 million ($0.48 per share), respectively, of common stock dividends. In the three and nine months ended September 30, 2018, we paid $42 million ($0.16 per share) and $126 million ($0.48 per share), respectively, of common stock dividends.

In the three and nine months ended September 30, 2019, we repurchased 9.7 million and 28.7 million shares of common stock for $130 million and $363 million, respectively. In the three and nine months ended September 30, 2018, we repurchased 6.9 million common shares for $95 million. Our board of directors authorized a $500 million share repurchase program in September 2018. As of September 30, 2019, the remaining common share repurchase authority under this program was $77 million. In October 2019, our board of directors approved an additional $1 billion multi-year share repurchase program.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

7.   Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Numerator:
Net income	$145	$114	$425	$323
Denominator:
Weighted average shares used to compute basic EPS	225	260	235	263
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”)(1)	3	4	3	4
Dilutive potential common shares(2)	3	4	3	4
Weighted average shares used to compute diluted EPS	228	264	238	267
Basic earnings per common share	$.64	$.44	$1.81	$1.23
Diluted earnings per common share	$.63	$.43	$1.79	$1.21

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended September 30, 2019 and 2018, securities covering approximately 4 million and 6 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2019 and 2018, securities covering approximately 4 million and 6 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the three and nine months ended September 30, 2019, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

 8.   Fair Value Measurements (Continued)

	Fair Value Measurements on a Recurring Basis
	September 30, 2019				December 31, 2018
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	$—	$279	$2	$281	$—	$171	$2	$173
Cross-currency interest rate swaps	—	—	—	—	—	—	6	6
Total derivative assets(2)	—	279	2	281	—	171	8	179
Total	$—	$279	$2	$281	$—	$171	$8	$179
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$(21)	$(21)	$—	$(50)	$(29)	$(79)
Floor Income Contracts	—	(105)	—	(105)	—	(53)	—	(53)
Cross-currency interest rate swaps	—	—	(734)	(734)	—	(26)	(639)	(665)
Other	—	—	(1)	(1)	—	—	(4)	(4)
Total derivative liabilities(2)	—	(105)	(756)	(861)	—	(129)	(672)	(801)
Total	$—	$(105)	$(756)	$(861)	$—	$(129)	$(672)	$(801)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See “Note 4—Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
(3)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

8.   Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended September 30,
	2019				2018
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(21)	$(603)	$(2)	$(626)	$(33)	$(529)	$(8)	$(570)
Total gains/(losses):
Included in earnings(1)	2	(160)	1	(157)	3	(52)	1	(48)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	29	—	29	1	32	1	34
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(19)	$(734)	$(1)	$(754)	$(29)	$(549)	$(6)	$(584)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$2	$(131)	$1	$(128)	$4	$(20)	$2	$(14)

	Nine Months Ended September 30,
	2019				2018
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(27)	$(633)	$(4)	$(664)	$(41)	$(322)	$(18)	$(381)
Total gains/(losses):
Included in earnings(1)	6	(194)	2	(186)	10	(317)	7	(300)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	2	93	1	96	2	90	5	97
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(19)	$(734)	$(1)	$(754)	$(29)	$(549)	$(6)	$(584)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$7	$(101)	$3	$(91)	$11	$(200)	$12	$(177)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Gains (losses) on derivative and hedging activities, net	$3	$(16)	$8	$(210)
Interest expense	(160)	(32)	(194)	(90)
Total	$(157)	$(48)	$(186)	$(300)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

8.   Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at September 30, 2019	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Prime/LIBOR basis swaps	$(19)	Discounted cash flow	Constant Prepayment Rate	8%
			Bid/ask adjustment to	.08% — .08%
			discount rate	(.08%)
Cross-currency interest rate swaps	(734)	Discounted cash flow	Constant Prepayment Rate	4%
Other	(1)
Total	$(754)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2019			December 31, 2018
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$66,240	$66,087	$153	$72,074	$72,253	$(179)
Private Education Loans	22,727	21,846	881	22,958	22,245	713
Cash and investments	4,501	4,501	—	5,488	5,488	—
Total earning assets	93,468	92,434	1,034	100,520	99,986	534
Interest-bearing liabilities
Short-term borrowings	7,023	7,004	(19)	5,418	5,422	4
Long-term borrowings	84,396	84,769	373	92,173	93,519	1,346
Total interest-bearing liabilities	91,419	91,773	354	97,591	98,941	1,350
Derivative financial instruments
Floor Income Contracts	(105)	(105)	—	(53)	(53)	—
Interest rate swaps	260	260	—	94	94	—
Cross-currency interest rate swaps	(734)	(734)	—	(659)	(659)	—
Other	(1)	(1)	—	(4)	(4)	—
Excess of net asset fair value over carrying value			$1,388			$1,884

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

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

In January 2017, the Consumer Financial Protection Bureau (the “CFPB”) and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the CFPA, FCRA, FDCPA and various state consumer protection laws. In October 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC (“Solutions”), containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. Additionally, in 2018 the Attorneys General for the States of California and Mississippi initiated similar actions against the Company and certain subsidiaries alleging violations of various state and federal consumer protection laws. We refer to the Illinois, Pennsylvania, Washington, California, and Mississippi Attorneys General collectively as the “State Attorneys General.” In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. As the Company has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. We therefore have denied these allegations and intend to vigorously defend against the allegations in each of these cases. For additional information on these civil actions, please refer to section entitled “Regulatory Matters” below.

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

As previously disclosed, the Company and various of its subsidiaries have been subject to the following investigations and inquiries:

•

In December 2013, Navient received Civil Investigative Demands (“CIDs”) issued by the Illinois Attorney General, the Washington Attorney General and multiple other state Attorneys General. According to the CIDs, the investigations were initiated to ascertain whether any practices declared to be unlawful under the Consumer Fraud and Deceptive Business Practices Act have occurred or are about to occur. The Company subsequently received separate but similar CIDs or subpoenas from the Attorneys General for the District of Columbia, Kansas, Oregon, Colorado, New Jersey and New York. We have and in the future may receive additional CIDs or subpoenas and other inquiries from these or other Attorneys General with respect to similar or different matters.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the terms, conditions and limitations set forth in the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. Navient has asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. Navient has no additional reserves related to indemnification matters with SLM BankCo as of September 30, 2019.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

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

Revenue by Service Type

	Three Months Ended September 30,
	2019			2018
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$34	$—	$34	$22	$—	$22
Government services	—	38	38	—	40	40
Healthcare services	—	27	27	—	24	24
Total	$34	$65	$99	$22	$64	$86

	Nine Months Ended September 30,
	2019			2018
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$98	$—	$98	$61	$—	$61
Government services	—	120	120	—	134	134
Healthcare services	—	79	79	—	68	68
Total	$98	$199	$297	$61	$202	$263

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

10.   Revenue from Contracts with Customers Accounted for in Accordance with ASC 606 (Continued)

Revenue by Client Type

	Three Months Ended September 30,
	2019			2018
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$21	$5	$26	$5	$2	$7
Guarantor agencies	12	—	12	14	—	14
Other institutions	1	—	1	3	—	3
State and local government	—	19	19	—	21	21
Tolling authorities	—	14	14	—	17	17
Hospitals and other healthcare providers	—	27	27	—	24	24
Total	$34	$65	$99	$22	$64	$86

	Nine Months Ended September 30,
	2019			2018
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue

Federal government	$51	$11	$62	$7	$5	$12
Guarantor agencies	40	—	40	44	—	44
Other institutions	7	—	7	10	—	10
State and local government	—	67	67	—	70	70
Tolling authorities	—	42	42	—	59	59
Hospitals and other healthcare providers	—	79	79	—	68	68
Total	$98	$199	$297	$61	$202	$263

As of September 30, 2019 and September 30, 2018, there was $67 million and $77 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

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

The following table includes GAAP basis asset information for our Federal Education Loans segment.

(Dollars in millions)	September 30, 2019	December 31, 2018
FFELP Loans, net	$66,087	$72,253
Cash and investments(1)	2,149	3,368
Other	2,141	2,100
Total assets	$70,377	$77,721

(1)	Includes restricted cash and investments.

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

The following table includes GAAP basis asset information for our Consumer Lending segment.

(Dollars in millions)	September 30, 2019	December 31, 2018
Private Education Loans, net	$21,846	$22,245
Cash and investments(1)	939	732
Other	1,011	1,076
Total assets	$23,796	$24,053

(1)	Includes restricted cash and investments.

Business Processing Segment

In this segment, Navient performs revenue cycle management and business processing services for approximately 600 non-education related government and healthcare clients. Our integrated solutions technology and superior data driven approach allows state governments, agencies, court systems, municipalities, and toll authorities (Government Services) to reduce their operating expenses while maximizing revenue opportunities. Healthcare services include revenue cycle outsourcing, accounts receivable management, extended business office support and consulting engagements. We offer customizable solutions for our clients that include non-profit/religious-affiliated hospital systems, teaching hospitals, urban medical centers, for-profit healthcare systems, critical access hospitals, children’s hospitals and large physician groups.

At September 30, 2019 and December 31, 2018, the Business Processing segment had total assets of $426 million and $448 million, respectively, on a GAAP basis.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

11.   Segment Reporting (Continued)

Other Segment

Our Other segment primarily consists of our corporate liquidity portfolio and the repurchase of debt, unallocated expenses of shared services, and restructuring/other reorganization expenses.

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

At September 30, 2019 and December 31, 2018, the Other segment had total assets of $2.0 billion and $2.0 billion, respectively, on a GAAP basis.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

11.   Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$721	$437	$—	$—	$1,158	$2	$(17)	$(15)	$1,143
Other loans	—	—	—	—	—	—	—	—	—
Cash and investments	11	4	—	8	23	—	—	—	23
Total interest income	732	441	—	8	1,181	2	(17)	(15)	1,166
Total interest expense	588	242	—	42	872	(4)	(14)	(18)	854
Net interest income (loss)	144	199	—	(34)	309	6	(3)	3	312
Less: provisions for loan losses	8	56	—	—	64	—	—	—	64
Net interest income (loss) after provisions for loan losses	136	143	—	(34)	245	6	(3)	3	248
Other income (loss):
Servicing revenue	57	3	—	—	60	—	—	—	60
Asset recovery and business processing revenue	57	—	66	—	123	—	—	—	123
Other income (loss)	6	—	—	3	9	(6)	10	4	13
Total other income (loss)	120	3	66	3	192	(6)	10	4	196
Expenses:
Direct operating expenses	89	44	54	—	187	—	—	—	187
Unallocated shared services expenses	—	—	—	64	64	—	—	—	64
Operating expenses	89	44	54	64	251	—	—	—	251
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	6	6	6
Restructuring/other reorganization expenses	—	—	—	2	2	—	—	—	2
Total expenses	89	44	54	66	253	—	6	6	259
Income (loss) before income tax expense (benefit)	167	102	12	(97)	184	—	1	1	185
Income tax expense (benefit)(2)	39	23	3	(23)	42	—	(2)	(2)	40
Net income (loss)	$128	$79	$9	$(74)	$142	$—	$3	$3	$145

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$3	$—	$3
Total other income (loss)	4	—	4
Goodwill and acquired intangible asset impairment and amortization	—	6	6
Total Core Earnings adjustments to GAAP	$7	$(6)	1
Income tax expense (benefit)			(2)
Net income (loss)			$3

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

11.   Segment Reporting (Continued)

	Three Months Ended September 30, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$774	$455	$—	$—	$1,229	$3	$(18)	$(15)	$1,214
Other loans	1	—	—	—	1	—	—	—	1
Cash and investments	12	4	—	10	26	—	—	—	26
Total interest income	787	459	—	10	1,256	3	(18)	(15)	1,241
Total interest expense	624	257	—	48	929	9	(3)	6	935
Net interest income (loss)	163	202	—	(38)	327	(6)	(15)	(21)	306
Less: provisions for loan losses	10	75	—	—	85	—	—	—	85
Net interest income (loss) after provisions for loan losses	153	127	—	(38)	242	(6)	(15)	(21)	221
Other income (loss):
Servicing revenue	67	3	—	—	70	—	—	—	70
Asset recovery and business processing revenue	42	—	64	—	106	—	—	—	106
Other income (loss)	18	—	—	3	21	6	3	9	30
Losses on debt repurchases	—	—	—	(1)	(1)	—	—	—	(1)
Total other income (loss)	127	3	64	2	196	6	3	9	205
Expenses:
Direct operating expenses	94	38	59	—	191	—	—	—	191
Unallocated shared services expenses	—	—	—	64	64	—	—	—	64
Operating expenses	94	38	59	64	255	—	—	—	255
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	23	23	23
Restructuring/other reorganization expenses	—	—	—	1	1	—	—	—	1
Total expenses	94	38	59	65	256	—	23	23	279
Income (loss) before income tax expense (benefit)	186	92	5	(101)	182	—	(35)	(35)	147
Income tax expense (benefit)(2)	43	20	1	(22)	42	—	(9)	(9)	33
Net income (loss)	$143	$72	$4	$(79)	$140	$—	$(26)	$(26)	$114

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(21)	$—	$(21)
Total other income (loss)	9	—	9
Goodwill and acquired intangible asset impairment and amortization	—	23	23
Total Core Earnings adjustments to GAAP	$(12)	$(23)	(35)
Income tax expense (benefit)			(9)
Net income (loss)			$(26)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

11.   Segment Reporting (Continued)

	Nine Months Ended September 30, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$2,258	$1,317	$—	$—	$3,575	$4	$(51)	$(47)	$3,528
Other loans	1	1	—	—	2	—	—	—	2
Cash and investments	41	13	—	21	75	—	—	—	75
Total interest income	2,300	1,331	—	21	3,652	4	(51)	(47)	3,605
Total interest expense	1,866	758	—	122	2,746	(2)	(30)	(32)	2,714
Net interest income (loss)	434	573	—	(101)	906	6	(21)	(15)	891
Less: provisions for loan losses	23	185	—	—	208	—	—	—	208
Net interest income (loss) after provisions for loan losses	411	388	—	(101)	698	6	(21)	(15)	683
Other income (loss):
Servicing revenue	174	8	—	—	182	—	—	—	182
Asset recovery and business processing revenue	165	—	199	—	364	—	—	—	364
Other income (loss)	22	1	—	12	35	(45)	26	(19)	16
Gains on sales of loans	—	16	—	—	16	—	—	—	16
Gains on debt repurchases	—	—	—	47	47	39	(27)	12	59
Total other income (loss)	361	25	199	59	644	(6)	(1)	(7)	637
Expenses:
Direct operating expenses	270	117	165	—	552	—	—	—	552
Unallocated shared services expenses	—	—	—	197	197	—	—	—	197
Operating expenses	270	117	165	197	749	—	—	—	749
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	23	23	23
Restructuring/other reorganization expenses	—	—	—	4	4	—	—	—	4
Total expenses	270	117	165	201	753	—	23	23	776
Income (loss) before income tax expense (benefit)	502	296	34	(243)	589	—	(45)	(45)	544
Income tax expense (benefit)(2)	115	68	8	(56)	135	—	(16)	(16)	119
Net income (loss)	$387	$228	$26	$(187)	$454	$—	$(29)	$(29)	$425

(1)	Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(15)	$—	$(15)
Total other income (loss)	(7)	—	(7)
Goodwill and acquired intangible asset impairment and amortization	—	23	23
Total Core Earnings adjustments to GAAP	$(22)	$(23)	(45)
Income tax expense (benefit)			(16)
Net income (loss)			$(29)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

11.   Segment Reporting (Continued)

	Nine Months Ended September 30, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$2,281	$1,327	$—	$—	$3,608	$14	$(53)	$(39)	$3,569
Other loans	3	1	—	—	4	—	—	—	4
Cash and investments	31	9	—	26	66	—	—	—	66
Total interest income	2,315	1,337	—	26	3,678	14	(53)	(39)	3,639
Total interest expense	1,817	746	—	139	2,702	13	(8)	5	2,707
Net interest income (loss)	498	591	—	(113)	976	1	(45)	(44)	932
Less: provisions for loan losses	60	224	—	—	284	—	—	—	284
Net interest income (loss) after provisions for loan losses	438	367	—	(113)	692	1	(45)	(44)	648
Other income (loss):
Servicing revenue	201	9	—	—	210	—	—	—	210
Asset recovery and business processing revenue	112	—	201	—	313	—	—	—	313
Other income (loss)	20	—	—	6	26	(1)	14	13	39
Losses on debt repurchases	—	—	—	(9)	(9)	—	—	—	(9)
Total other income (loss)	333	9	201	(3)	540	(1)	14	13	553
Expenses:
Direct operating expenses	209	133	172	—	514	—	—	—	514
Unallocated shared services expenses	—	—	—	217	217	—	—	—	217
Operating expenses	209	133	172	217	731	—	—	—	731
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	39	39	39
Restructuring/other reorganization expenses	—	—	—	10	10	—	—	—	10
Total expenses	209	133	172	227	741	—	39	39	780
Income (loss) before income tax expense (benefit)	562	243	29	(343)	491	—	(70)	(70)	421
Income tax expense (benefit)(2)	128	56	7	(79)	112	—	(14)	(14)	98
Net income (loss)	$434	$187	$22	$(264)	$379	$—	$(56)	$(56)	$323

(1)	Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(44)	$—	$(44)
Total other income (loss)	13	—	13
Goodwill and acquired intangible asset impairment and amortization	—	39	39
Total Core Earnings adjustments to GAAP	$(31)	$(39)	(70)
Income tax expense (benefit)			(14)
Net income (loss)			$(56)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2019 and for the three and nine months ended

September 30, 2019 and 2018 is unaudited) (Continued)

11.   Segment Reporting (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Core Earnings net income	$142	$140	$454	$379
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	7	(12)	(22)	(31)
Net impact of goodwill and acquired intangible assets(2)	(6)	(23)	(23)	(39)
Net tax effect(3)	2	9	16	14
Total Core Earnings adjustments to GAAP	3	(26)	(29)	(56)
GAAP net income	$145	$114	$425	$323

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

With a focus on data-driven insights, service, compliance and innovative support, Navient:

•	owns $87.9 billion of education loans;
•	originates Private Education Loans;
•

services and performs asset recovery activities on its own portfolio of education loans, as well as education loans owned by other institutions including the United States Department of Education (“ED”); and

•	provides revenue cycle management and business processing services to federal, state and municipal clients, public authorities and healthcare organizations.

As of September 30, 2019, Navient’s principal assets consisted of:

•	$66.1 billion in FFELP Loans, with a 0.82% Core Earnings segment net interest margin and a weighted average life of 7 years;
•	$21.8 billion in Private Education Loans, with a 3.45% Core Earnings segment net interest margin and a weighted average life of 5 years;
•

a loan origination business that assists borrowers in refinancing their education loan debt and assists students and families in financing their higher education, which produced $1.4 billion of Private Education Loan originations in third-quarter 2019;

•	an education loan servicing business that services over $300 billion in ED, FFELP and Private Education Loans; and
•	a business solutions suite through which we provide services for approximately 600 clients in the non-education related government and healthcare sectors.

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

Strengths and Opportunities

Navient’s competitive advantages distinguish it from its competitors, including:

High Quality Asset Base Generating Significant and Predictable Cash Flows

At September 30, 2019, Navient’s $87.9 billion education loan portfolio was 83% funded to term and is expected to produce predictable cash flows over the remaining life of the portfolio. Our $66.1 billion FFELP portfolio bears a maximum 3% loss exposure under the terms of the federal guaranty. Our $21.8 billion Private Education Loan portfolio is 50% cosigned (65% excluding Private Education Refinance Loans), bearing the full credit risk of the borrower and any cosigner.

Navient expects to generate approximately $20 billion of cash flows from its FFELP Loan and Private Education Loan portfolios (net of secured financing obligations) over the next 20 years.

Strong Capital Return

As a result of our significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases. We repurchased 9.7 million shares of common stock (4% of shares outstanding) for $130 million in the third quarter of 2019. At September 30, 2019, there was $77 million remaining in share repurchase authorization. In October 2019, the board of directors approved an additional $1 billion multi-year share repurchase program. Since April 2014, Navient has repurchased $3.1 billion in common shares, which has reduced common shares outstanding by over 50%.

Navient has paid a quarterly dividend of $0.16 per share of common stock since 2015. In the third quarters of 2019 and 2018, Navient paid $36 million and $42 million, respectively, in dividends.

The tangible net asset ratio was 1.27x(1) at September 30, 2019.

Growth in Consumer Lending Businesses

In the Consumer Lending segment, we see meaningful value opportunities in originating Private Education Loans to financially responsible consumers. We are pursuing opportunities in the Private Education Loan market to generate attractive long-term risk adjusted returns. This includes a loan origination business that assists borrowers in refinancing their education loan debt and assists students and families in financing their higher education. We originated $1.4 billion of Private Education Loans in third-quarter 2019, a 57% increase from $903 million in the year-ago quarter.

(1) Tangible Net Asset Ratio is a non-GAAP financial measure. For an explanation and reconciliation of our non-GAAP financial measures, see “Non-GAAP Financial Measures.”

Growth in Business Processing

Navient has leveraged our large-scale operating platforms, superior data-driven strategies, operating efficiency, and regulatory compliance and risk management infrastructure to expand to new areas such as government services and healthcare. Navient provides business processing services to approximately 600 clients, generating total revenue of $66 million in the third quarter of 2019. Navient’s inventory of non-education related contingent asset recovery receivables was $14.2 billion as of September 30, 2019.

Efficient and Large-Scale Operating Platforms

We service over $300 billion in education loans. These loans are owned by Navient and third parties, including ED. We have demonstrated scalable infrastructure with capacity to manage large volumes of complex transactions with continued efficiency improvements.

Superior Performance

Navient has demonstrated superior default prevention performance. Federal loans serviced by Navient achieved a Cohort Default Rate (“CDR”) 37% better than our peers, as calculated from the most recent CDR released by ED in September 2019. We are consistently a top performer in our asset recovery business and deliver superior service to our public and private sector clients. We leverage data-driven insights and customer service to identify new ways to add value to our clients.

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

Getting borrowers into the right payment plans: We help customers understand the wide range of federal loan repayment options so they can make informed choices about the plans that align with their financial circumstances and goals. We promote awareness of federal repayment plan options, including Income-Driven Repayment (“IDR”), and, as a result, we continue to lead in enrolling customers in affordable repayment plans: more than half of the eligible student loan balances serviced by Navient for the government were enrolled in an IDR plan. We also help borrowers understand that options lengthening their repayment term may increase the total cost of their loans, while reminding them that they may pay extra or switch repayment plans at any time.

Advocating for borrowers: Navient is an advocate for policy reforms that would enhance the student loan program. For example, we have recommended improving financial literacy before borrowing, simplifying federal loan repayment options and encouraging college completion — reforms that we believe would make a meaningful difference for millions of Americans.

In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of September 30, 2019, $1.9 billion of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

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

Selected Historical Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
GAAP Basis
Net income	$145	$114	$425	$323
Diluted earnings per common share	$.63	$.43	$1.79	$1.21
Weighted average shares used to compute diluted earnings per share	228	264	238	267
Net interest margin, Federal Education Loans segment	.79%	.68%	.79%	.72%
Net interest margin, Consumer Lending segment	3.52%	3.40%	3.37%	3.33%
Return on assets	.61%	.43%	.59%	.40%
Ending FFELP Loans, net	$66,087	$74,257	$66,087	$74,257
Ending Private Education Loans, net	21,846	22,447	21,846	22,447
Ending total education loans, net	$87,933	$96,704	$87,933	$96,704
Average FFELP Loans	$67,206	$75,582	$69,157	$78,165
Average Private Education Loans	22,205	23,107	22,474	23,392
Average total education loans	$89,411	$98,689	$91,631	$101,557
Core Earnings Basis(1)
Net income	$142	$140	$454	$379
Diluted earnings per common share	$.62	$.53	$1.91	$1.42
Adjusted diluted earnings per common share(2)	$.65	$.56	$1.97	$1.51
Weighted average shares used to compute diluted earnings per share	228	264	238	267
Net interest margin, Federal Education Loans segment	.82%	.82%	.81%	.82%
Net interest margin, Consumer Lending segment	3.45%	3.35%	3.29%	3.26%
Return on assets	.60%	.53%	.63%	.47%
Ending FFELP Loans, net	$66,087	$74,257	$66,087	$74,257
Ending Private Education Loans, net	21,846	22,447	21,846	22,447
Ending total education loans, net	$87,933	$96,704	$87,933	$96,704
Average FFELP Loans	$67,206	$75,582	$69,157	$78,165
Average Private Education Loans	22,205	23,107	22,474	23,392
Average total education loans	$89,411	$98,689	$91,631	$101,557

(1)

Core Earnings are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of Core Earnings, see the section titled “Non-GAAP Financial Measures – Core Earnings.”

(2)

Adjusted diluted Core Earnings per share, a non-GAAP financial measure, excludes restructuring and regulatory expenses of $9 million and $10 million for the three months ended September 30, 2019 and 2018, respectively and $19 million and $31 million for the nine months ended September 30, 2019 and 2018, respectively. Regulatory expenses for the nine months ended September 30, 2019 are net of a $10 million insurance policy reimbursement for costs related to such matters.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the three and nine months ended September 30, 2019. We monitor and assess our ongoing operations and results based on the following four reportable operating segments: Federal Education Loans, Consumer Lending, Business Processing and Other.

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

Business Processing Segment

In this segment, Navient performs revenue cycle management and business processing services for approximately 600 non-education related government and healthcare clients. Our integrated solutions technology and superior data driven approach allows state governments, agencies, court systems, municipalities, and toll authorities (Government Services) to reduce their operating expenses while maximizing revenue opportunities. Healthcare services include revenue cycle outsourcing, accounts receivable management, extended business office support and consulting engagements. We offer customizable solutions for our clients that include non-profit/religious-affiliated hospital systems, teaching hospitals, urban medical centers, for-profit healthcare systems, critical access hospitals, children’s hospitals and large physician groups.

Other

This segment primarily consists of our corporate liquidity portfolio and the repurchase of debt, unallocated expenses of shared services and restructuring/other reorganization expenses.

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

Third-quarter 2019 Summary of Results

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

Third-quarter 2019 GAAP net income was $145 million ($0.63 diluted earnings per share), compared with $114 million ($0.43 diluted earnings per share) for the year-ago quarter. See “Consolidated Earnings Summary – GAAP Basis” for a discussion of the primary contributors to the change in GAAP earnings between periods.

Core Earnings for the quarter were $142 million ($0.62 diluted Core Earnings per share), compared with $140 million ($0.53 diluted Core Earnings per share) for the year-ago quarter. Third-quarter 2019 and 2018 adjusted diluted Core Earnings per share were $0.65 and $0.56, respectively, excluding restructuring and regulatory-related expenses of $9 million and $10 million, respectively. See “Reportable Segment Earnings Summary – Core Earnings Basis” for a discussion of the primary contributors to the change in Core Earnings between periods.

Highlights of third-quarter 2019 include:

•	FFELP Loan delinquency rate decreased 10% from the year-ago quarter;
•	asset recovery revenue in our Federal Education Loans segment increased $15 million (36%) from the year-ago quarter;
•	originated $1.4 billion of Private Education Loans, a 57% increase from $903 million in the year-ago quarter;
•	Private Education Loan delinquency rate declined 24% from the year-ago quarter;
•	EBITDA(1) margin of 20% in our Business Processing segment;
•	contingent collections receivables inventory in our Business Processing segment increased 8% to $14.2 billion from the year-ago quarter;
•	repurchased 9.7 million common shares for $130 million;
•	paid $36 million in common stock dividends;
•	the tangible net asset ratio was 1.27x(1); and
•	issued $749 million of FFELP Loan asset-backed securities (“ABS”) and $535 billion of Private Education Loan ABS.

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

GAAP Statements of Income (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2019	2018	$	%	2019	2018	$	%
Interest income:
FFELP Loans	$706	$759	$(53)	(7)%	$2,211	$2,242	$(31)	(1)%
Private Education Loans	437	455	(18)	(4)	1,317	1,327	(10)	(1)
Other loans	—	1	(1)	(100)	2	4	(2)	(50)
Cash and investments	23	26	(3)	(12)	75	66	9	14
Total interest income	1,166	1,241	(75)	(6)	3,605	3,639	(34)	(1)
Total interest expense	854	935	(81)	(9)	2,714	2,707	7	—
Net interest income	312	306	6	2	891	932	(41)	(4)
Less: provisions for loan losses	64	85	(21)	(25)	208	284	(76)	(27)
Net interest income after provisions for loan losses	248	221	27	12	683	648	35	5
Other income (loss):
Servicing revenue	60	70	(10)	(14)	182	210	(28)	(13)
Asset recovery and business processing revenue	123	106	17	16	364	313	51	16
Other income (loss)	9	28	(19)	(68)	37	29	8	28
Gains on sales of loans	—	—	—	—	16	—	16	100
Gains (losses) on debt repurchases	—	(1)	1	(100)	59	(9)	68	(756)
Gains (losses) on derivative and hedging activities, net	4	2	2	100	(21)	10	(31)	(310)
Total other income	196	205	(9)	(4)	637	553	84	15
Expenses:
Operating expenses	251	255	(4)	(2)	749	731	18	2
Goodwill and acquired intangible assets impairment and amortization expense	6	23	(17)	(74)	23	39	(16)	(41)
Restructuring/other reorganization expenses	2	1	1	100	4	10	(6)	(60)
Total expenses	259	279	(20)	(7)	776	780	(4)	(1)
Income before income tax expense	185	147	38	26	544	421	123	29
Income tax expense	40	33	7	21	119	98	21	21
Net income	$145	$114	$31	27%	$425	$323	$102	32%
Basic earnings per common share	$.64	$.44	$.20	45%	$1.81	$1.23	$.58	47%
Diluted earnings per common share	$.63	$.43	$.20	47%	$1.79	$1.21	$.58	48%
Dividends per common share	$.16	$.16	$—	—%	$.48	$.48	$—	—%

Consolidated Earnings Summary — GAAP Basis

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

For the three months ended September 30, 2019, net income was $145 million, or $0.63 diluted earnings per common share, compared with net income of $114 million, or $0.43 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•

Net interest income increased by $6 million. Excluding the impact of a new accounting standard discussed below, net interest income would have decreased $5 million, primarily as a result of the natural paydown of the education loan portfolio. ASU No. 2017-12, “Derivatives and Hedging,” was adopted on January 1, 2019. This new accounting standard requires the mark-to-market gains and losses from qualifying fair value hedge relationships to be recorded in the same line item on the income statement of the item being hedged. As a result, the mark-to-market gains and losses from fair value hedging activity are now recorded in interest expense whereas they were previously recorded in gains (losses) on derivative and hedging activities, net. This change in presentation is prospective only and resulted in $11 million of gains being recorded in interest expense in third-quarter 2019.

•	Provisions for loan losses decreased $21 million:
○

The provision for FFELP loan losses was $8 million, down $2 million. Loan delinquencies greater than 90 days decreased $902 million from the year-ago quarter. Outstanding FFELP Loans decreased $8.2 billion from the year-ago quarter.

○

The provision for Private Education Loan losses was $56 million, down $19 million. Excluding the $21 million and $32 million, respectively, related to a change in the portion of the loan amount charged off at default, charge-offs decreased $29 million. Loan delinquencies greater than 90 days decreased by $148 million and forbearances decreased by $232 million compared with the year-ago quarter. Outstanding non-refinance Private Education Loans decreased $3.4 billion from the year-ago quarter.

•

Servicing revenue decreased $10 million primarily due to a $5 million gain on the sale of third-party servicing contracts in the year-ago quarter. The remaining decrease is primarily the result of the natural paydown of the FFELP Loan portfolio serviced for third parties.

•	Asset recovery and business processing revenue increased by $17 million primarily due to higher account resolution.
•	Other income decreased $19 million primarily due to a $14 million decrease from the gain on the sale of technology and related transition services revenue in the year-ago quarter.
•

Excluding regulatory-related costs of $7 million and $9 million, respectively, operating expenses were $244 million and $246 million in third-quarter 2019 and 2018, respectively. On an adjusted basis, expenses were $1 million higher. Adjusted 2019 expenses exclude $2 million of costs associated with proxy contest matters and $4 million of transition services costs, and adjusted 2018 expenses exclude $9 million of transition services costs.

•

Acquired intangible asset impairment and amortization expense decreased $17 million primarily as the result of the notice of termination of a contract in our government services reporting unit in the year-ago quarter which resulted in $16 million of impairment on the related intangible asset.

•

During the third quarters of 2019 and 2018, the Company incurred $2 million and $1 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were due primarily to severance-related costs.

We repurchased 9.7 million and 6.9 million shares of our common stock during the third-quarters of 2019 and 2018, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 36 million common shares (or 14%) from the year-ago period.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

For the nine months ended September 30, 2019, net income was $425 million, or $1.79 diluted earnings per common share, compared with net income of $323 million, or $1.21 diluted earnings per common share, for the nine months ended September 30, 2018.

The primary contributors to the change in net income are as follows:

•	Net interest income decreased by $41 million, primarily as a result of the natural paydown of the education loan portfolio.
•	Provisions for loan losses decreased $76 million:
○

The provision for FFELP loan losses was $23 million, down $37 million primarily due to a higher temporary charge-off estimate in the year-ago period as a result of an elevated use of disaster forbearance at the end of 2017 and other factors. Loan delinquencies greater than 90 days decreased $902 million from the year-ago period. Outstanding FFELP Loans decreased $8.2 billion from the year-ago period.

○

The provision for Private Education Loan losses was $185 million, down $39 million. Excluding the $21 million and $32 million, respectively, related to a change in the portion of the loan amount charged off at default, charge-offs decreased $2 million. Loan delinquencies greater than 90 days decreased by $148 million and forbearances decreased by $232 million compared with the year-ago period. Outstanding non-refinance Private Education Loans decreased $3.4 billion from the year-ago period.

•

Servicing revenue decreased $28 million due to a $12 million gain on the sale of third-party servicing contracts in the year-ago period. The remaining decrease is primarily the result of the natural paydown of the FFELP Loan portfolio serviced for third parties.

•	Asset recovery and business processing revenue increased by $51 million due to higher account resolution.
•	Net gains on sales of loans increased by $16 million, due to the $16 million gain on sale of $412 million of Private Education Refinance Loans in second-quarter 2019.
•

Net gains on debt repurchases increased by $68 million. We repurchased $184 million of debt at a $59 million gain in the nine months ended September 30, 2019 compared to $1.4 billion repurchased at a $9 million loss in the year-ago period. Debt repurchase activity fluctuates based on market fundamentals and our liability management strategy. As a result, gains or losses on our debt repurchase activity may vary in future periods.

•

Net gains on derivative and hedging activities decreased $31 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

Excluding regulatory-related costs of $15 million and $21 million, respectively, operating expenses were $734 million and $710 million in the nine months ended September 30, 2019 and 2018, respectively. On an adjusted basis, expenses were $25 million lower primarily as a result of ongoing cost-saving initiatives across the Company. Adjusted 2019 expenses exclude $11 million of costs associated with proxy contest matters and $16 million of transition services costs. Adjusted 2018 expenses exclude the release of a $40 million reserve related to the resolution of a contingency, a $9 million one-time fee paid to convert $3 billion of Private Education Loans from a third-party servicer to Navient’s servicing platform and $9 million of transition services costs. Regulatory costs in the current period are net of a $10 million insurance policy reimbursement for costs related to such matters.

•

Acquired intangible asset impairment and amortization expense decreased $16 million primarily as the result of the notice of termination of a contract in our government services reporting unit in the year-ago quarter which resulted in $16 million of impairment on the related intangible asset.

•

During the nine months ended September 30, 2019 and 2018, the Company incurred $4 million and $10 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were due primarily to severance-related costs.

We repurchased 28.7 million and 6.9 million shares of our common stock during the nine months ended September 30, 2019 and 2018, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 29 million common shares (or 11%) from the year-ago period.

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

	Three Months Ended September 30, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$721	$437	$—	$—	$1,158	$2	$(17)	$(15)	$1,143
Other loans	—	—	—	—	—	—	—	—	—
Cash and investments	11	4	—	8	23	—	—	—	23
Total interest income	732	441	—	8	1,181	2	(17)	(15)	1,166
Total interest expense	588	242	—	42	872	(4)	(14)	(18)	854
Net interest income (loss)	144	199	—	(34)	309	6	(3)	3	312
Less: provisions for loan losses	8	56	—	—	64	—	—	—	64
Net interest income (loss) after provisions for loan losses	136	143	—	(34)	245	6	(3)	3	248
Other income (loss):
Servicing revenue	57	3	—	—	60	—	—	—	60
Asset recovery and business processing revenue	57	—	66	—	123	—	—	—	123
Other income (loss)	6	—	—	3	9	(6)	10	4	13
Total other income (loss)	120	3	66	3	192	(6)	10	4	196
Expenses:
Direct operating expenses	89	44	54	—	187	—	—	—	187
Unallocated shared services expenses	—	—	—	64	64	—	—	—	64
Operating expenses	89	44	54	64	251	—	—	—	251
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	6	6	6
Restructuring/other reorganization expenses	—	—	—	2	2	—	—	—	2
Total expenses	89	44	54	66	253	—	6	6	259
Income (loss) before income tax expense (benefit)	167	102	12	(97)	184	—	1	1	185
Income tax expense (benefit)(2)	39	23	3	(23)	42	—	(2)	(2)	40
Net income (loss)	$128	$79	$9	$(74)	$142	$—	$3	$3	$145

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$3	$—	$3
Total other income (loss)	4	—	4
Goodwill and acquired intangible asset impairment and amortization	—	6	6
Total Core Earnings adjustments to GAAP	$7	$(6)	1
Income tax expense (benefit)			(2)
Net income (loss)			$3

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended September 30, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$774	$455	$—	$—	$1,229	$3	$(18)	$(15)	$1,214
Other loans	1	—	—	—	1	—	—	—	1
Cash and investments	12	4	—	10	26	—	—	—	26
Total interest income	787	459	—	10	1,256	3	(18)	(15)	1,241
Total interest expense	624	257	—	48	929	9	(3)	6	935
Net interest income (loss)	163	202	—	(38)	327	(6)	(15)	(21)	306
Less: provisions for loan losses	10	75	—	—	85	—	—	—	85
Net interest income (loss) after provisions for loan losses	153	127	—	(38)	242	(6)	(15)	(21)	221
Other income (loss):
Servicing revenue	67	3	—	—	70	—	—	—	70
Asset recovery and business processing revenue	42	—	64	—	106	—	—	—	106
Other income (loss)	18	—	—	3	21	6	3	9	30
Losses on debt repurchases	—	—	—	(1)	(1)	—	—	—	(1)
Total other income (loss)	127	3	64	2	196	6	3	9	205
Expenses:
Direct operating expenses	94	38	59	—	191	—	—	—	191
Unallocated shared services expenses	—	—	—	64	64	—	—	—	64
Operating expenses	94	38	59	64	255	—	—	—	255
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	23	23	23
Restructuring/other reorganization expenses	—	—	—	1	1	—	—	—	1
Total expenses	94	38	59	65	256	—	23	23	279
Income (loss) before income tax expense (benefit)	186	92	5	(101)	182	—	(35)	(35)	147
Income tax expense (benefit)(2)	43	20	1	(22)	42	—	(9)	(9)	33
Net income (loss)	$143	$72	$4	$(79)	$140	$—	$(26)	$(26)	$114

(1)	Core Earnings adjustments to GAAP:
	Three Months Ended September 30, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(21)	$—	$(21)
Total other income (loss)	9	—	9
Goodwill and acquired intangible asset impairment and amortization	—	23	23
Total Core Earnings adjustments to GAAP	$(12)	$(23)	(35)
Income tax expense (benefit)			(9)
Net income (loss)			$(26)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$2,258	$1,317	$—	$—	$3,575	$4	$(51)	$(47)	$3,528
Other loans	1	1	—	—	2	—	—	—	2
Cash and investments	41	13	—	21	75	—	—	—	75
Total interest income	2,300	1,331	—	21	3,652	4	(51)	(47)	3,605
Total interest expense	1,866	758	—	122	2,746	(2)	(30)	(32)	2,714
Net interest income (loss)	434	573	—	(101)	906	6	(21)	(15)	891
Less: provisions for loan losses	23	185	—	—	208	—	—	—	208
Net interest income (loss) after provisions for loan losses	411	388	—	(101)	698	6	(21)	(15)	683
Other income (loss):
Servicing revenue	174	8	—	—	182	—	—	—	182
Asset recovery and business processing revenue	165	—	199	—	364	—	—	—	364
Other income (loss)	22	1	—	12	35	(45)	26	(19)	16
Gains on sales of loans	—	16	—	—	16	—	—	—	16
Gains on debt repurchases	—	—	—	47	47	39	(27)	12	59
Total other income (loss)	361	25	199	59	644	(6)	(1)	(7)	637
Expenses:
Direct operating expenses	270	117	165	—	552	—	—	—	552
Unallocated shared services expenses	—	—	—	197	197	—	—	—	197
Operating expenses	270	117	165	197	749	—	—	—	749
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	23	23	23
Restructuring/other reorganization expenses	—	—	—	4	4	—	—	—	4
Total expenses	270	117	165	201	753	—	23	23	776
Income (loss) before income tax expense (benefit)	502	296	34	(243)	589	—	(45)	(45)	544
Income tax expense (benefit)(2)	115	68	8	(56)	135	—	(16)	(16)	119
Net income (loss)	$387	$228	$26	$(187)	$454	$—	$(29)	$(29)	$425

(1)	Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(15)	$—	$(15)
Total other income (loss)	(7)	—	(7)
Goodwill and acquired intangible asset impairment and amortization	—	23	23
Total Core Earnings adjustments to GAAP	$(22)	$(23)	(45)
Income tax expense (benefit)			(16)
Net income (loss)			$(29)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$2,281	$1,327	$—	$—	$3,608	$14	$(53)	$(39)	$3,569
Other loans	3	1	—	—	4	—	—	—	4
Cash and investments	31	9	—	26	66	—	—	—	66
Total interest income	2,315	1,337	—	26	3,678	14	(53)	(39)	3,639
Total interest expense	1,817	746	—	139	2,702	13	(8)	5	2,707
Net interest income (loss)	498	591	—	(113)	976	1	(45)	(44)	932
Less: provisions for loan losses	60	224	—	—	284	—	—	—	284
Net interest income (loss) after provisions for loan losses	438	367	—	(113)	692	1	(45)	(44)	648
Other income (loss):
Servicing revenue	201	9	—	—	210	—	—	—	210
Asset recovery and business processing revenue	112	—	201	—	313	—	—	—	313
Other income (loss)	20	—	—	6	26	(1)	14	13	39
Losses on debt repurchases	—	—	—	(9)	(9)	—	—	—	(9)
Total other income (loss)	333	9	201	(3)	540	(1)	14	13	553
Expenses:
Direct operating expenses	209	133	172	—	514	—	—	—	514
Unallocated shared services expenses	—	—	—	217	217	—	—	—	217
Operating expenses	209	133	172	217	731	—	—	—	731
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	39	39	39
Restructuring/other reorganization expenses	—	—	—	10	10	—	—	—	10
Total expenses	209	133	172	227	741	—	39	39	780
Income (loss) before income tax expense (benefit)	562	243	29	(343)	491	—	(70)	(70)	421
Income tax expense (benefit)(2)	128	56	7	(79)	112	—	(14)	(14)	98
Net income (loss)	$434	$187	$22	$(264)	$379	$—	$(56)	$(56)	$323

(1)	Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(44)	$—	$(44)
Total other income (loss)	13	—	13
Goodwill and acquired intangible asset impairment and amortization	—	39	39
Total Core Earnings adjustments to GAAP	$(31)	$(39)	(70)
Income tax expense (benefit)			(14)
Net income (loss)			$(56)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Core Earnings net income	$142	$140	$454	$379
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	7	(12)	(22)	(31)
Net impact of goodwill and acquired intangible assets	(6)	(23)	(23)	(39)
Net income tax effect	2	9	16	14
Total Core Earnings adjustments to GAAP	3	(26)	(29)	(56)
GAAP net income	$145	$114	$425	$323

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Core Earnings derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$4	$2	$(21)	$10
Plus: Gains (losses) on fair value hedging activity included in interest expense	11	—	20	—
Total gains(losses)	15	2	(1)	10
Plus: Reclassification of settlement expense/(income) on derivative and hedging activities, net(1)	6	(6)	45	1
Mark-to-market gains (losses) on derivative and hedging activities, net(2)	21	(4)	44	11
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	(17)	(18)	(51)	(53)
Other derivative accounting adjustments(3)	3	10	(15)	11
Total net impact of derivative accounting	$7	$(12)	$(22)	$(31)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(2)	$(3)	$(4)	$(14)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	(4)	9	(2)	13
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	—	(39)	—
Total reclassifications of settlements on derivative and hedging activities	$(6)	$6	$(45)	$(1)

(2)	“Mark-to-market gains (losses) on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Floor Income Contracts	$(6)	$9	$(52)	$53
Basis swaps	12	(17)	10	15
Foreign currency hedges	8	3	69	(71)
Other	7	1	17	14
Total mark-to-market gains (losses) on derivative and hedging activities, net	$21	$(4)	$44	$11

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of September 30, 2019, derivative accounting has decreased GAAP equity by approximately $289 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Beginning impact of derivative accounting on GAAP equity	$(249)	$108	$(34)	$5
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	(40)	17	(255)	120
Ending impact of derivative accounting on GAAP equity	$(289)	$125	$(289)	$125

(1)	Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Total pre-tax net impact of derivative accounting recognized in net income(2)	$7	$(12)	$(22)	$(31)
Tax and other impacts of derivative accounting adjustments	(2)	5	4	(3)
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	(45)	24	(237)	154
Net impact of net mark-to-market gains (losses) under derivative accounting	$(40)	$17	$(255)	$120

(2)	See “Core Earnings derivative adjustments” table above.

Hedging Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into Core Earnings as of the respective year-ends are presented in the table below. These net premiums will be recognized in Core Earnings in future periods. As of September 30, 2019, the remaining amortization term of the net floor premiums was approximately 4 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, mark-to-market gains and losses on these hedges are recorded in accumulated other comprehensive income. Hedged Floor Income from these cash flow hedges that has not been recognized into Core Earnings and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in Core Earnings and GAAP in future periods and is presented net of tax. As of September 30, 2019, the remaining hedged period is approximately 5 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

(Dollars in millions)	September 30, 2019	September 30, 2018
Unamortized net Floor premiums (net of tax)	$(88)	$(137)
Unrecognized hedged Floor Income related to pay-fixed interest rate swaps (net of tax)	(519)	(628)
Total hedged Floor Income, net of tax(1)(2)	$(607)	$(765)

(1)	$(788) million and $(994) million on a pre-tax basis as of September 30, 2019 and September 30, 2018, respectively.
(2)	Of the $607 million as of September 30, 2019, approximately $54 million, $191 million and $164 million will be recognized as part of Core Earnings net income in 2019, 2020 and 2021, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Core Earnings goodwill and acquired intangible asset adjustments	$(6)	$(23)	$(23)	$(39)

2.   Tangible Net Asset Ratio

This ratio measures the amount of assets available to retire the Company’s unsecured debt.  Management and Navient’s equity investors, credit rating agencies and debt capital investors use this ratio to monitor and make decisions about the appropriate level of unsecured funding. The tangible net asset ratio is calculated as:

(Dollars in billions)	September 30, 2019	September 30, 2018
GAAP assets	$96.6	$106.5
Less:
Goodwill and acquired intangible assets	.8	.8
Secured debt	81.4	88.7
Other liabilities, adjustments for the impact of derivative accounting under GAAP and unamortized net floor premiums	1.0	1.0
Tangible net assets	$13.4	$16.0
Divided by:
Unsecured debt (par)	$10.6	$13.0
Tangible net asset ratio	1.27x	1.23x

3.   Earnings before Interest, Taxes, Depreciation and Amortization Expense (“EBITDA”)

This metric measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses.  EBITDA for the Business Processing segment is calculated as:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Pre-tax income	$12	$5	$34	$29
Plus:
Depreciation and amortization expense(1)	1	3	4	5
EBITDA	$13	$8	$38	$34
Divided by:
Total revenue	$66	$64	$199	$201
EBITDA margin	20%	13%	19%	17%

(1)	There is no interest expense in this segment.

Reportable Segment Earnings Summary — Core Earnings Basis

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Interest income:
FFELP Loans	$721	$774	(7)%	$2,258	$2,281	(1)%
Other loans	—	1	(100)	1	3	(67)
Cash and investments	11	12	(8)	41	31	32
Total interest income	732	787	(7)	2,300	2,315	(1)
Total interest expense	588	624	(6)	1,866	1,817	3
Net interest income	144	163	(12)	434	498	(13)
Less: provision for loan losses	8	10	(20)	23	60	(62)
Net interest income after provision for loan losses	136	153	(11)	411	438	(6)
Servicing revenue	57	67	(15)	174	201	(13)
Asset recovery and business processing revenue	57	42	36	165	112	47
Other income	6	18	(67)	22	20	10
Total other income	120	127	(6)	361	333	8
Direct operating expenses	89	94	(5)	270	209	29
Income before income tax expense	167	186	(10)	502	562	(11)
Income tax expense	39	43	(9)	115	128	(10)
Core Earnings	$128	$143	(10)%	$387	$434	(11)%

Highlights

•	Core Earnings were $128 million compared to $143 million in the year-ago quarter.
•	Net interest income decreased $19 million due to the natural paydown of the portfolio.
•	Provision for loan losses decreased $2 million.
o	Charge-offs declined 31% to $9 million from the year-ago quarter.
o	FFELP Loans greater than 30-days delinquency rate decreased 10% from the year-ago quarter.
•

Total other income decreased $7 million primarily due to a $19 million decrease from the gains on the sale of technology and third-party servicing contracts, and related transition services revenue in the year-ago quarter, partially offset by a $15 million (36%) increase in asset recovery revenue, primarily as a result of higher account resolution.

•	Expenses decreased $5 million.
•	The Company acquired $39 million of FFELP Loans in the quarter.

Core Earnings key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Segment net interest margin	.82%	.82%	.81%	.82%
FFELP Loans:
FFELP Loan spread	.88%	.89%	.88%	.89%
Provision for loan losses	$8	$10	$23	$60
Charge-offs	$9	$13	$33	$41
Charge-off rate	.06%	.09%	.08%	.09%
Greater than 30-days delinquency rate	10.3%	11.4%	10.3%	11.4%
Greater than 90-days delinquency rate	5.8%	6.6%	5.8%	6.6%
Forbearance rate	12.6%	12.4%	12.6%	12.4%
Average FFELP Loans	$67,206	$75,582	$69,157	$78,165
Ending FFELP Loans, net	$66,087	$74,257	$66,087	$74,257

(Dollars in billions)
Number of accounts serviced for ED (in millions)	5.7	6.0	5.7	6.0
Total federal loans serviced	$289	$294	$289	$294
Contingent collections receivables inventory	$23.3	$27.3	$23.3	$27.3

Segment Net Interest Margin

The following table includes the Core Earnings basis Federal Education Loans segment net interest margin along with reconciliation to the GAAP basis segment net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
FFELP Loan yield	4.61%	4.53%	4.80%	4.36%
Hedged Floor Income	.44	.41	.42	.40
Unhedged Floor Income	.04	.04	.03	.03
Consolidation Loan Rebate Fees	(.69)	(.68)	(.69)	(.69)
Repayment Borrower Benefits	(.11)	(.11)	(.11)	(.11)
Premium amortization	(.04)	(.13)	(.08)	(.09)
FFELP Loan net yield	4.25	4.06	4.37	3.90
FFELP Loan cost of funds	(3.37)	(3.17)	(3.49)	(3.01)
FFELP Loan spread	.88	.89	.88	.89
Other interest-earning asset spread impact	(.06)	(.07)	(.07)	(.07)
Core Earnings basis segment net interest margin(1)	.82%	.82%	.81%	.82%

Core Earnings basis segment net interest margin(1)	.82%	.82%	.81%	.82%
Adjustment for GAAP accounting treatment(2)	(.03)	(.14)	(.02)	(.10)
GAAP-basis segment net interest margin(1)	.79%	.68%	.79%	.72%

(1)	The average balances of our FFELP Loan Core Earnings basis interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
FFELP Loans	$67,206	$75,582	$69,157	$78,165
Other interest-earning assets	2,108	2,666	2,386	2,679
Total FFELP Loan Core Earnings basis interest- earning assets	$69,314	$78,248	$71,543	$80,844

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income, the reversal of the amortization of premiums received on Floor Income Contracts, and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “Non-GAAP Financial Measures — Core Earnings” above.

The Company acquired $39 million of FFELP Loans in the third quarter of 2019. As of September 30, 2019, our FFELP Loan portfolio totaled $66.1 billion, comprised of $22.2 billion of FFELP Stafford Loans and $43.9 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of September 30, 2019 was 5 years and 7 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 8% and 4%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after September 30, 2019 and 2018, based on interest rates as of those dates.

(Dollars in billions)	September 30, 2019	September 30, 2018
Education loans eligible to earn Floor Income	$65.5	$73.6
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(29.8)	(33.6)
Less: economically hedged Floor Income	(20.8)	(24.3)
Education loans eligible to earn Floor Income after rebates and economically hedged	$14.9	$15.7
Education loans earning Floor Income	$6.9	$.3

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period October 1, 2019 to December 31, 2024.

(Dollars in billions)	October 1, 2019 to December 31, 2019	2020	2021	2022	2023	2024
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$20.3	$17.7	$12.6	$11.0	$6.5	$.9

FFELP Provision for Loan Losses

The provision for FFELP Loan Losses was $8 million in third-quarter 2019, down $2 million from the year-ago quarter. Loan delinquencies greater than 90 days decreased $902 million from the year-ago quarter. Outstanding FFELP Loans decreased $8.2 billion from the year-ago quarter.

Servicing Revenue

Servicing revenue decreased $10 million from the year-ago quarter primarily due to a $5 million gain on the sale of third-party servicing contracts in the year-ago quarter. The remaining decrease is primarily the result of the natural paydown of the FFELP Loan portfolio serviced for third parties.

The Company services loans for approximately 5.7 million and 6.0 million customer accounts under its ED servicing contract as of September 30, 2019 and 2018, respectively. Third-party loan servicing fees in the three months ended September 30, 2019 and 2018 included $37 million and $35 million, respectively, of servicing revenue related to the ED servicing contract.

ED is in the solicitation process for its new servicing platform and service providers. While the Company has submitted a proposal in response to one of the components of the solicitation, the Company cannot predict the timing and nature of the next steps for this RFP nor its impact on the current ED servicing contract. The current contract with ED expires in December 2019.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue increased $15 million from the year-ago quarter, primarily as a result of higher account resolution.

Navient provides asset recovery services on defaulted education loans to ED. Presently, we are operating under a contract awarded to our subsidiary, Pioneer Credit Recovery, Inc. (“Pioneer”), in April 2017. In accordance with its terms, the contract expired in April 2019. ED has the right to recall any accounts placed with Pioneer under the contract which are not in a payment plan or other satisfactory arrangement.

Other Income

Other income decreased $12 million primarily due to a $14 million decrease from the gain on the sale of technology and related transition services revenue in the year-ago quarter.

Operating Expenses

Operating expenses for the Federal Education Loans segment include costs incurred to acquire FFELP Loans and perform servicing and asset recovery activities on our FFELP Loan portfolio, federal education loans held by ED and other institutions. Expenses decreased $5 million.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Interest income:
Private Education Loans	$437	$455	(4)%	$1,317	$1,327	(1)%
Other loans	—	—	—	1	1	—
Cash and investments	4	4	—	13	9	44
Interest income	441	459	(4)	1,331	1,337	—
Interest expense	242	257	(6)	758	746	2
Net interest income	199	202	(1)	573	591	(3)
Less: provision for loan losses	56	75	(25)	185	224	(17)
Net interest income after provision for loan losses	143	127	13	388	367	6
Servicing revenue	3	3	—	8	9	(11)
Other income	—	—	—	1	—	100
Gains on sales of loans	—	—	—	16	—	100
Total other income	3	3	—	25	9	178
Direct operating expenses	44	38	16	117	133	(12)
Income before income tax expense	102	92	11	296	243	22
Income tax expense	23	20	15	68	56	21
Core Earnings	$79	$72	10%	$228	$187	22%
Highlights

•	Originated $1.4 billion of Private Education Loans compared to $903 million in the year-ago quarter.
•	Core Earnings were $79 million compared to $72 million in the year-ago quarter.
•	Net interest income decreased $3 million primarily due to the natural paydown of the portfolio.
•	Provision for loan losses decreased $19 million. Private Education Loan performance results include:
o

Excluding the $21 million and $32 million, respectively, related to the change in the portion of the loan amount charged off at default, charge-offs were $87 million, down $29 million from $116 million in third-quarter 2018.

o	Private Education Loan delinquencies greater than 90 days: $488 million, down $148 million from $636 million in third-quarter 2018.
o	Private Education Loan delinquencies greater than 30 days: $1.0 billion, down $363 million from $1.4 billion in third-quarter 2018.
o	Private Education Loan forbearances: $660 million, down $232 million from $892 million in third-quarter 2018.
•	Expenses were $6 million higher primarily due to an increase in loan originations.

Core Earnings key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Segment net interest margin	3.45%	3.35%	3.29%	3.26%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.67%	3.60%	3.52%	3.51%
Provision for loan losses	$56	$75	$185	$224
Charge-offs(1)	$87	$116	$267	$269
Charge-off rate(1)	1.6%	2.1%	1.6%	1.6%
Greater than 30-days delinquency rate	4.8%	6.3%	4.8%	6.3%
Greater than 90-days delinquency rate	2.3%	2.9%	2.3%	2.9%
Forbearance rate	3.0%	3.9%	3.0%	3.9%
Average Private Education Loans	$22,205	$23,107	$22,474	$23,392
Ending Private Education Loans, net	$21,846	$22,447	$21,846	$22,447
Private Education Refinance Loans:
Charge-offs	$1	$.1	$2	$.2
Greater than 90-days delinquency rate	—%	—%	—%	—%
Average Private Education Refinance Loans	$4,778	$2,196	$4,229	$1,545
Ending Private Education Refinance Loans	$5,313	$2,562	$5,313	$2,562
Private Education Refinance Loan originations	$1,420	$903	$3,250	$2,032

(1)    Excluding the $21 million and $32 million of charge-offs on the receivable for partially charged-off loans that occurred as a result of changing the charge-off rate from 80.5% to 81% in third-quarter 2019 and 79% to 80.5% in third-quarter 2018.

Segment Net Interest Margin

The following table shows the Core Earnings basis Consumer Lending segment net interest margin along with reconciliation to the GAAP basis segment net interest margin before provision for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Private Education Loan yield	7.81%	7.80%	7.83%	7.58%
Private Education Loan cost of funds	(4.14)	(4.20)	(4.31)	(4.07)
Private Education Loan spread	3.67	3.60	3.52	3.51
Other interest-earning asset spread impact	(.22)	(.25)	(.23)	(.25)
Core Earnings basis segment net interest margin(1)	3.45%	3.35%	3.29%	3.26%

Core Earnings basis segment net interest margin(1)	3.45%	3.35%	3.29%	3.26%
Adjustment for GAAP accounting treatment(2)	.07	.05	.08	.07
GAAP basis segment net interest margin(1)	3.52%	3.40%	3.37%	3.33%

(1)	The average balances of our Private Education Loan Core Earnings basis interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Private Education Loans	$22,205	$23,107	$22,474	$23,392
Other interest-earning assets	743	832	765	830
Total Private Education Loan Core Earnings basis interest-earning assets	$22,948	$23,939	$23,239	$24,222

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “Non-GAAP Financial Measures — Core Earnings” above.

As of September 30, 2019, our Private Education Loan portfolio totaled $21.8 billion. The weighted-average life of this portfolio as of September 30, 2019 was 5 years assuming a CPR of 9%.

Private Education Loan Provision for Loan Losses

Allowance for Private Education Loan Losses

Our allowance for Private Education Loan losses does not include Purchased Credit Impaired (“PCI”) loans as those loans are separately reserved for, as needed. No allowance for loan losses has been established for these loans as of September 30, 2019. Related to the $2.8 billion of Purchased Non-Credit Impaired Loans acquired in 2017 at a discount, there is no allowance for loan losses established as of September 30, 2019, as the remaining purchased discount associated with the Private Education Loans of $281 million as of September 30, 2019 remains greater than the incurred losses. However, in accordance with our policy, there was $3 million and $2 million of both charge-offs and provision recorded for Purchased Non-Credit Impaired Loans in the three months ended September 30, 2019 and 2018, respectively, and $10 million and $12 million in the nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Allowance at beginning of period	$1,151	$1,297	$1,201	$1,297
Provision for Private Education Loan losses:
Purchased Non-Credit Impaired Loans, acquired at a discount	3	2	10	12
Remaining loans	53	73	174	212
Total provision	56	75	185	224
Charge-offs:
Net adjustment resulting from the change in the charge- off rate(1)	(21)	(32)	(21)	(32)
Net charge-offs remaining(2)	(87)	(116)	(267)	(269)
Total charge-offs(2)	(108)	(148)	(288)	(301)
Reclassification of interest reserve(3)	2	2	5	6
Loan sales	—	—	(1)	—
Allowance at end of period	$1,101	$1,226	$1,101	$1,226
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	1.6%	2.1%	1.6%	1.6%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	.4%	.6%	.1%	.2%
Allowance coverage of net charge-offs (annualized)	2.6	2.1	2.9	3.0
Allowance as a percentage of ending total loans	4.7%	5.0%	4.7%	5.0%
Allowance as a percentage of ending loans in repayment	5.1%	5.6%	5.1%	5.6%
Ending total loans(4)	$23,593	$24,469	$23,593	$24,469
Average loans in repayment	$21,549	$22,158	$21,819	$22,367
Ending loans in repayment	$21,655	$21,997	$21,655	$21,997

(1)

In third-quarter 2018, the portion of the loan amount charged off at default on our Private Education Loans increased from 79% to 80.5% and in third-quarter 2019, it increased from 80.5% to 81%. These changes resulted in a $21 million and $32 million reduction to the balance of the receivable for partially charged-off loans in third-quarter 2019 and third-quarter 2018, respectively.

(2)

Charge-offs are reported net of expected recoveries. The expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion

(3)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(4)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans

In establishing the allowance for Private Education Loan losses as of September 30, 2019, we considered several factors with respect to our Private Education Loan portfolio. Excluding the $21 million and $32 million related to changing the charge-off rate on defaulted loans, charge-offs decreased $29 million. Loan delinquencies greater than 90 days decreased by $148 million and forbearances decreased by $232 million compared with the year-ago quarter. Outstanding non-Refinance Private Education Loans decreased $3.4 billion from the year-ago quarter. These factors primarily resulted in the $19 million decrease in provision.

Operating Expenses

Operating expenses for our Consumer Lending segment include costs incurred to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses were $44 million and $38 million for the quarters ended September 30, 2019 and 2018, respectively. Expenses were $6 million higher primarily due to an increase in loan originations.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Business processing revenue	$66	$64	3%	$199	$201	(1)%
Direct operating expenses	54	59	(8)	165	172	(4)
Income before income tax expense	12	5	140	34	29	17
Income tax expense	3	1	200	8	7	14
Core Earnings	$9	$4	125%	$26	$22	18%

Highlights

•	Core Earnings were $9 million compared to $4 million in the year-ago quarter.
•	EBITDA was $13 million, up 63% from the year-ago quarter.
•	The increase in Core Earnings and EBITDA above is primarily from growth in healthcare services revenue as well as reduced expenses in connection with efficiency initiatives.
•	Contingent collections receivables inventory increased 8% to $14.2 billion from the year-ago quarter as a result of new placements.

Key segment metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in billions)	2019	2018	2019	2018
Revenue from government services	$39	$40	$120	$133
Revenue from healthcare services	27	24	79	68
Total fee revenue	$66	$64	$199	$201
EBITDA(1)	$13	$8	$38	$34
EBITDA Margin(1)	20%	13%	19%	17%
Contingent collections receivables inventory (in billions)	$14.2	$13.1	$14.2	$13.1

(1)	See “Non-GAAP Financial Measures – Earnings before Interest, Taxes, Depreciation and Amortization Expense

(‘EBITDA’)” for an explanation and reconciliation of these metrics.

Other Segment

The following table presents Core Earnings results of our Other segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Net interest loss after provision for loan losses	$(34)	$(38)	(11)%	$(101)	$(113)	(11)%
Other income	3	3	—	12	6	100
Gains (losses) on debt repurchases	—	(1)	(100)	47	(9)	(622)
Total other income	3	2	50	59	(3)	(2,067)
Unallocated shared services expenses:
Unallocated information technology costs	21	19	11	59	77	(23)
Unallocated corporate costs	43	45	(4)	138	140	(1)
Total unallocated shared services expenses	64	64	—	197	217	(9)
Restructuring/other reorganization expenses	2	1	100	4	10	(60)
Total expenses	66	65	2	201	227	(11)
Loss before income tax benefit	(97)	(101)	(4)	(243)	(343)	(29)
Income tax benefit	(23)	(22)	5	(56)	(79)	(29)
Core Earnings (loss)	$(74)	$(79)	(6)%	$(187)	$(264)	(29)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio.

Unallocated Shared Services Expenses

Unallocated shared services expenses are comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related costs, stock-based compensation expense, and information technology costs related to infrastructure and operations. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters. On an adjusted basis, expenses were unchanged at $55 million for each period. Adjusted expenses exclude $7 million and $9 million of regulatory-related costs in the third quarters of 2019 and 2018, respectively, and $2 million of costs associated with proxy contest matters in third-quarter 2019.

Restructuring/Other Reorganization Expenses

During the third quarters of 2019 and 2018, the Company incurred $2 million and $1 million, respectively, of restructuring/other reorganization expense in connection with an effort to reduce costs and improve operating efficiency. The charges were due primarily to severance-related costs.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$67,206	4.16%	$75,582	3.99%	$69,157	4.27%	$78,165	3.84%
Private Education Loans	22,205	7.81	23,107	7.80	22,474	7.83	23,392	7.58
Other loans	5	3.24	77	7.74	35	8.74	73	7.40
Cash and investments	4,499	2.02	5,353	1.91	4,556	2.19	5,433	1.63
Total interest-earning assets	93,915	4.92%	104,119	4.73%	96,222	5.01%	107,063	4.55%
Non-interest-earning assets	3,308		3,615		3,398		3,544
Total assets	$97,223		$107,734		$99,620		$110,607
Average Liabilities and Equity
Short-term borrowings	$6,710	4.46%	$4,637	5.05%	$6,599	4.50%	$4,825	4.47%
Long-term borrowings	85,756	3.60	97,667	3.56	88,127	3.78	100,466	3.39
Total interest-bearing liabilities	92,466	3.66%	102,304	3.62%	94,726	3.83%	105,291	3.44%
Non-interest-bearing liabilities	1,491		1,700		1,504		1,636
Equity	3,266		3,730		3,390		3,680
Total liabilities and equity	$97,223		$107,734		$99,620		$110,607
Net interest margin		1.32%		1.17%		1.24%		1.17%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase	Change Due To
(Dollars in millions)	(Decrease)	Rate	Volume
Three Months Ended September 30, 2019 vs. 2018
Interest income	$(75)	$50	$(125)
Interest expense	(81)	10	(91)
Net interest income	$6	$40	$(34)
Nine Months Ended September 30, 2019 vs. 2018
Interest income	$(34)	$352	$(386)
Interest expense	7	292	(285)
Net interest income	$(41)	$60	$(101)

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net — GAAP and Core Earnings Basis

	September 30, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$45	$—	$45	$20	$65
Grace, repayment and other(2)	21,861	43,682	65,543	22,970	88,513
Total, gross	21,906	43,682	65,588	22,990	88,578
Unamortized premium/(discount)	348	216	564	(646)	(82)
Receivable for partially charged-off loans	—	—	—	603	603
Allowance for loan losses	(40)	(25)	(65)	(1,101)	(1,166)
Total education loan portfolio	$22,214	$43,873	$66,087	$21,846	$87,933
% of total FFELP	34%	66%	100%
% of total	25%	50%	75%	25%	100%

	December 31, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$59	$—	$59	$31	$90
Grace, repayment and other(2)	24,249	47,422	71,671	23,500	95,171
Total, gross	24,308	47,422	71,730	23,531	95,261
Unamortized premium/(discount)	377	222	599	(759)	(160)
Receivable for partially charged-off loans	—	—	—	674	674
Allowance for loan losses	(44)	(32)	(76)	(1,201)	(1,277)
Total education loan portfolio	$24,641	$47,612	$72,253	$22,245	$94,498
% of total FFELP	34%	66%	100%
% of total	26%	50%	76%	24%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount) — GAAP and Core Earnings Basis

	Three Months Ended September 30, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$22,772	$44,434	$67,206	$22,205	$89,411
% of FFELP	34%	66%	100%
% of total	25%	50%	75%	25%	100%

	Three Months Ended September 30, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$26,030	$49,552	$75,582	$23,107	$98,689
% of FFELP	34%	66%	100%
% of total	27%	50%	77%	23%	100%

	Nine Months Ended September 30, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$23,517	$45,640	$69,157	$22,474	$91,631
% of FFELP	34%	66%	100%
% of total	25%	50%	75%	25%	100%

	Nine Months Ended September 30, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$27,080	$51,085	$78,165	$23,392	$101,557
% of FFELP	35%	65%	100%
% of total	27%	50%	77%	23%	100%

Education Loan Activity — GAAP and Core Earnings Basis

	Three Months Ended September 30, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$22,902	$45,054	$67,956	$21,564	$89,520
Acquisitions (originations and purchases)	15	23	38	1,439	1,477
Capitalized interest and premium/discount amortization	192	203	395	85	480
Consolidations to third parties	(336)	(408)	(744)	(150)	(894)
Repayments and other	(559)	(999)	(1,558)	(1,092)	(2,650)
Ending balance	$22,214	$43,873	$66,087	$21,846	$87,933

	Three Months Ended September 30, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$26,294	$50,315	$76,609	$22,568	$99,177
Acquisitions (originations and purchases)	84	78	162	907	1,069
Capitalized interest and premium/discount amortization	237	210	447	108	555
Consolidations to third parties	(454)	(511)	(965)	(192)	(1,157)
Repayments and other	(766)	(1,230)	(1,996)	(944)	(2,940)
Ending balance	$25,395	$48,862	$74,257	$22,447	$96,704

	Nine Months Ended September 30, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$24,641	$47,612	$72,253	$22,245	$94,498
Acquisitions	68	94	162	3,285	3,447
Capitalized interest and premium/discount amortization	572	595	1,167	263	1,430
Consolidations to third parties	(1,149)	(1,274)	(2,423)	(450)	(2,873)
Repayments and other	(1,918)	(3,154)	(5,072)	(3,497)	(8,569)
Ending balance	$22,214	$43,873	$66,087	$21,846	$87,933

	Nine Months Ended September 30, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$28,409	$53,294	$81,703	$23,419	$105,122
Acquisitions	266	233	499	2,126	2,625
Capitalized interest and premium/discount amortization	664	644	1,308	300	1,608
Consolidations to third parties	(1,543)	(1,619)	(3,162)	(633)	(3,795)
Repayments and other	(2,401)	(3,690)	(6,091)	(2,765)	(8,856)
Ending balance	$25,395	$48,862	$74,257	$22,447	$96,704

 Education Loan Allowance for Loan Losses Activity — GAAP and Core Earnings Basis

	Three Months Ended September 30,
	2019			2018
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$67	$1,151	$1,218	$82	$1,297	$1,379
Less:
Charge-offs(1)	(9)	(108)	(117)	(13)	(148)	(161)
Plus:
Provision for loan losses	8	56	64	10	75	85
Reclassification of interest reserve(2)	—	2	2	—	2	2
Ending balance	$65	$1,101	$1,166	$79	$1,226	$1,305
Percent of total	6%	94%	100%	6%	94%	100%
Troubled debt restructuring(3)	$—	$9,789	$9,789	$—	$10,482	$10,482

	Nine Months Ended September 30,
	2019			2018
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$76	$1,201	$1,277	$60	$1,297	$1,357
Less:
Charge-offs(1)	(33)	(288)	(321)	(41)	(301)	(342)
Loan sales	—	(1)	(1)	—	—	—
Plus:
Provision for loan losses	23	185	208	60	224	284
Reclassification of interest reserve(2)	—	5	5	—	6	6
Ending balance	$65	$1,101	$1,166	$79	$1,226	$1,305
Percent of total	6%	94%	100%	6%	94%	100%
Troubled debt restructuring(3)	$—	$9,789	$9,789	$—	$10,482	$10,482

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

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance — GAAP and Core Earnings Basis

	FFELP Loan Delinquencies
	September 30,
	2019		2018
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,383		$4,160
Loans in forbearance(2)	7,810		8,600
Loans in repayment and percentage of each status:
Loans current	48,785	89.7%	54,005	88.6%
Loans delinquent 31-60 days(3)	1,656	3.0	1,978	3.2
Loans delinquent 61-90 days(3)	827	1.5	947	1.6
Loans delinquent greater than 90 days(3)	3,127	5.8	4,029	6.6
Total FFELP Loans in repayment	54,395	100%	60,959	100%
Total FFELP Loans, gross	65,588		73,719
FFELP Loan unamortized premium	564		617
Total FFELP Loans	66,152		74,336
FFELP Loan allowance for losses	(65)		(79)
FFELP Loans, net	$66,087		$74,257
Percentage of FFELP Loans in repayment		82.9%		82.7%
Delinquencies as a percentage of FFELP Loans in repayment		10.3%		11.4%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.6%		12.4%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses — GAAP and Core Earnings Basis

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Allowance at beginning of period	$67	$82	$76	$60
Provision for FFELP Loan losses	8	10	23	60
Charge-offs	(9)	(13)	(33)	(41)
Allowance at end of period	$65	$79	$65	$79
Charge-offs as a percentage of average loans in repayment	.06%	.09%	.08%	.09%
Allowance coverage of charge-offs	1.9	1.5	1.5	1.4
Allowance as a percentage of ending total loans, gross	.10%	.11%	.10%	.11%
Allowance as a percentage of ending loans in repayment	.12%	.13%	.12%	.13%
Ending total loans, gross	$65,588	$73,719	$65,588	$73,719
Average loans in repayment	$54,973	$61,956	$56,605	$63,934
Ending loans in repayment	$54,395	$60,959	$54,395	$60,959

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance — GAAP and Core Earnings Basis

	Private Education Loan Delinquencies
	September 30,
	2019		2018
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$675		$892
Loans in forbearance(2)	660		892
Loans in repayment and percentage of each status:
Loans current	20,626	95.2%	20,605	93.7%
Loans delinquent 31-60 days(3)	339	1.6	467	2.1
Loans delinquent 61-90 days(3)	202	.9	289	1.3
Loans delinquent greater than 90 days(3)	488	2.3	636	2.9
Total Private Education Loans in repayment	21,655	100%	21,997	100%
Total Private Education Loans, gross	22,990		23,781
Private Education Loan unamortized discount	(646)		(796)
Total Private Education Loans	22,344		22,985
Private Education Loan receivable for partially charged-off loans	603		688
Private Education Loan allowance for losses	(1,101)		(1,226)
Private Education Loans, net	$21,846		$22,447
Percentage of Private Education Loans in repayment		94.2%		92.5%
Delinquencies as a percentage of Private Education Loans in repayment		4.8%		6.3%
Loans in forbearance as a percentage of loans in repayment and forbearance		3.0%		3.9%
Percentage of Private Education Loans with a cosigner(4)		50%		58%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.
(4)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for both the three months ended September 30, 2019 and 2018.

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

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Receivable at beginning of period	$640	$724	$674	$760
Expected future recoveries of current period defaults(1)	18	29	56	68
Recoveries(2)	(31)	(33)	(98)	(107)
Charge-offs(3)	(24)	(32)	(29)	(33)
Receivable at end of period	$603	$688	$603	$688

(1)	Represents our estimate of the amount to be collected in the future.
(2)	Current period cash collections.
(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. In addition, in third-quarter 2018 the portion of the loan amount charged off at default increased from 79% to 80.5% and in third-quarter 2019 it increased from 80.5% to 81%. These changes resulted in a $21 million and $32 million reduction to the balance of the receivable for partially charged-off loans in third-quarter 2019 and third-quarter 2018, respectively. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

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

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt that totaled $10.5 billion at September 30, 2019. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $1.5 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan portfolio, the predictable operating cash flows provided by operating activities ($831 million in the nine months ended September 30, 2019), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans. We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases are a part of our ongoing liquidity needs. We repurchased 9.7 million common shares for $130 million in the third quarter of 2019 and have $77 million of remaining share repurchase authority as of September 30, 2019.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	September 30, 2019	December 31, 2018
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,583	$1,286
Unencumbered FFELP Loans	206	332
Total GAAP and Core Earnings basis	$1,789	$1,618

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,409	$1,533	$1,192	$1,584
Unencumbered FFELP Loans	300	658	475	725
Total GAAP and Core Earnings basis	$1,709	$2,191	$1,667	$2,309

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of September 30, 2019 and 2018, the maximum additional capacity under these facilities was $1.4 billion and $2.6 billion, respectively. For the three months ended September 30, 2019 and 2018, the average maximum additional capacity under these facilities was $1.2 billion and $1.9 billion, respectively. For the nine months ended September 30, 2019 and 2018, the average maximum additional capacity under these facilities was $1.2 billion and $1.9 billion, respectively. As of September 30, 2019, the maturity dates of the FFELP Loan-other facilities ranged from November 2019 to April 2021.

Liquidity may also be available from our Private Education Loan asset-backed commercial paper (“ABCP”) facilities. Maximum borrowing capacity under the Private Education Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered Private Education Loans. As of September 30, 2019 and 2018, the maximum additional capacity under these facilities was $306 million and $108 million, respectively. For the three months ended September 30, 2019 and 2018, the average maximum additional capacity under these facilities was $1.2 billion and $608 million, respectively. For the nine months ended September 30, 2019 and 2018, the average maximum additional capacity under these facilities was $1.2 billion and $738 million, respectively. As of September 30, 2019, the maturity dates of the Private Education Loan facilities ranged from October 2019 to December 2021.

At September 30, 2019, we had a total of $5.8 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $2.7 billion of our unencumbered tangible assets of which $2.5 billion and $206 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of September 30, 2019, we had $8.3 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Since the fourth quarter of 2015, we have closed on $4.1 billion of Private Education Loan ABS Repurchase Facilities. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

For further discussion of our various sources of liquidity, our access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6 — Borrowings” in our Annual Report on Form 10-K for the year ended December 31, 2018.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	September 30, 2019	December 31, 2018
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.5	4.6
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	3.8	4.8
Tangible unencumbered assets(1)	5.8	5.7
Senior unsecured debt	(10.5)	(11.5)
Mark-to-market on unsecured hedged debt(2)	(.5)	(.1)
Other liabilities, net	(.6)	(.7)
Total tangible equity — GAAP Basis(1)	$2.5	$2.8

(1)	At September 30, 2019 and December 31, 2018, excludes goodwill and acquired intangible assets, net, of $763 million and $786 million, respectively.
(2)

At September 30, 2019 and December 31, 2018, there were $425 million and $51 million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).

Third-quarter 2019 Financing Transactions

During the third-quarter 2019, Navient issued $749 million in FFELP Loan ABS and $535 million in Private Education Loan ABS.

Shareholder Distributions

During the third-quarter 2019, we paid $36 million in common stock dividends ($0.16 per share).

We repurchased 9.7 million common shares for $130 million in the third quarter of 2019. There is $77 million of remaining share repurchase authority outstanding at September 30, 2019. In October 2019, the board of directors approved an additional $1 billion multi-year share repurchase program. Since the Spin-Off in April 2014, we have repurchased 214 million shares for $3.1 billion.

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

The table below highlights exposure related to our derivative counterparties at September 30, 2019.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$12	$—
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	94%	—%

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

Ending Balances

	September 30, 2019			December 31, 2018
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,501	$9,006	$10,507	$817	$10,674	$11,491
Total unsecured borrowings	1,501	9,006	10,507	817	10,674	11,491
Secured borrowings:
FFELP Loan securitizations(2)	73	61,349	61,422	—	66,318	66,318
Private Education Loan securitizations(3)	1,578	12,049	13,627	300	12,985	13,285
FFELP Loan — other facilities	1,818	1,516	3,334	2,927	2,625	5,552
Private Education Loan — other facilities	1,694	965	2,659	1,114	1,266	2,380
Other(4)	324	—	324	267	—	267
Total secured borrowings	5,487	75,879	81,366	4,608	83,194	87,802
Core Earnings basis borrowings	6,988	84,885	91,873	5,425	93,868	99,293
Adjustment for GAAP accounting treatment	16	(116)	(100)	(3)	(349)	(352)
GAAP basis borrowings	$7,004	$84,769	$91,773	$5,422	$93,519	$98,941

(1)

Includes principal amount of $1.5 billion and $817 million of short-term debt as of September 30, 2019 and December 31, 2018, respectively. Includes principal amount of $9.1 billion and $10.8 billion of long-term debt as of September 30, 2019 and December 31, 2018, respectively.

(2)

Includes $73 million and $0 of short-term debt related to the FFELP Loan asset-backed securitization repurchase facilities (“FFELP Loan Repurchase Facilities”) as of September 30, 2019 and December 31, 2018, respectively. Includes $214 million and $244 million of long-term debt related to the FFELP Loan Repurchase Facilities as of September 30, 2019 and December 31, 2018, respectively.

(3)

Includes $1.6 billion and $300 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Private Education Loan Repurchase Facilities”) as of September 30, 2019 and December 31, 2018, respectively. Includes $921 million and $2.0 billion of long-term debt related to the Private Education Loan Repurchase Facilities as of September 30, 2019 and December 31, 2018, respectively.

(4)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Secured borrowings comprised 89% and 88% of our Core Earnings basis debt outstanding at September 30, 2019 and December 31, 2018.

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$10,504	6.62%	$12,969	6.37%	$11,046	6.76%	$13,253	6.14%
Total unsecured borrowings	10,504	6.62	12,969	6.37	11,046	6.76	13,253	6.14
Secured borrowings:
FFELP Loan securitizations(1)	61,638	3.22	68,731	3.00	63,306	3.33	69,834	2.85
Private Education Loan securitizations(2)	14,180	4.03	13,093	4.18	13,817	4.19	13,258	4.06
FFELP Loan — other facilities	4,011	3.29	4,925	3.02	4,370	3.48	6,270	2.84
Private Education Loan — other facilities	1,772	3.62	2,355	3.62	1,889	3.91	2,357	3.56
Other(3)	361	3.28	231	4.55	298	4.01	319	2.82
Total secured borrowings	81,962	3.37	89,335	3.20	83,680	3.50	92,038	3.04
Core Earnings basis borrowings	$92,466	3.74%	$102,304	3.60%	$94,726	3.88%	$105,291	3.43%

Core Earnings basis borrowings	$92,466	3.74%	$102,304	3.60%	$94,726	3.88%	$105,291	3.43%
Adjustment for GAAP accounting treatment	—	(.08)	—	.02	—	(.05)	—	.01
GAAP basis borrowings	$92,466	3.66%	$102,304	3.62%	$94,726	3.83%	$105,291	3.44%

(1)

Includes $289 million and $9 million of debt related to the FFELP Loan Repurchase Facilities for the three months ended September 30, 2019 and 2018, respectively, and $283 million and $3 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)

Includes $2.7 billion and $2.4 billion of debt related to the Private Education Loan Repurchase Facilities for the three months ended September 30, 2019 and 2018, respectively and $2.7 billion and $2.4 billion for the nine months ended September 30, 2019 and 2018, respectively

(3)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, goodwill and intangible assets, and fair value measurement can be found in our 2018 Form 10-K. There were no significant changes to these critical accounting policies during the nine months ended September 30, 2019. See “Note 1 – Significant Accounting Policies – Recently Issued Accounting Pronouncements – Effective in 2020 – Allowance for Loan Losses,” for a discussion of a new accounting standard that will be adopted on January 1, 2020 that will result in a material change to the Company’s accounting for the allowance for loan losses.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at September 30, 2019 and December 31, 2018, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings before mark-to-market gains (losses) on derivative and hedging activities, a sensitivity analysis was performed assuming the funding index increases 10 basis points while holding the asset index constant, if the funding index and repricing frequency are different than the asset index. The earnings sensitivities  assume an immediate increase in market interest rates of 100 and 300 basis points and are applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and do not take into account the potential paydown of any financial asset or liability or any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of September 30, 2019 Impact on Annual Earnings If:			As of September 30, 2018 Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 10 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities	$(53)	$(55)	$(74)	$(7)	$39	$(84)
Mark-to-market gains (losses) on derivative and hedging activities	67	63	—	(42)	(151)	—
Increase (decrease) in income before taxes	$14	$8	$(74)	$(49)	$(112)	$(84)
Increase (decrease) in net income after taxes	$11	$6	$(57)	$(38)	$(86)	$(65)
Increase (decrease) in diluted earnings per common share	$.05	$.03	$(.26)	$(.15)	$(.33)	$(.25)

(1)

If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 10 basis points while holding the asset index constant. There is no sensitivity analysis related to the mark-to-market gains (losses) on derivative and hedging activities as part of this potential impact on earnings.

	At September 30, 2019
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$88,967	$(288)	—%	$(597)	(1)
Other earning assets	4,501	—	—	—	—
Other assets	4,119	(120)	(3)	213	5
Total assets gain/(loss)	$97,587	$(408)	—%	$(384)	—%
Liabilities
Interest-bearing liabilities	$91,419	$(435)	—%	$(1,209)	(1)%
Other liabilities	1,528	(118)	(8)	335	22
Total liabilities (gain)/loss	$92,947	$(553)	(1)%	$(874)	(1)%

	At December 31, 2018
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$95,032	$(184)	—%	$(353)	—
Other earning assets	5,488	—	—	—	—
Other assets	4,190	168	4	693	17
Total assets gain/(loss)	$104,710	$(16)	—%	$340	—%
Liabilities
Interest-bearing liabilities	$97,591	$(437)	—%	$(1,216)	(1)%
Other liabilities	1,688	242	14	933	55
Total liabilities (gain)/loss	$99,279	$(195)	—%	$(283)	—%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate education loan portfolio with floating rate debt and our fixed rate education loan portfolio with fixed rate debt. However, we can have a mismatch in the index (including the frequency of reset) of floating rate debt versus floating rate assets. In addition, due to the ability of some FFELP Loans to earn Floor Income, we can have a fixed versus floating mismatch in funding if the education loan earns at the fixed borrower rate and the funding remains floating. During the three and nine months ended September 30, 2019 and 2018, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of derivative contracts. The result of these hedging transactions was to fix the relative spread between the education loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase by either 100 or 300 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our fixed rate assets being funded with variable rate liabilities. Both items will generally cause income to decrease when interest rates increase. The decrease in 2019 when interest rates increase 100 basis points and 300 basis points is due to both items (i) and (ii) above. In particular, the primary factor relates to FFELP Stafford loans containing an annual reset floor feature that began earning floor income in the third quarter. If interest rates increase 100 basis point they will no longer earn floor income. In 2018 these FFELP Stafford loans were not earning floor income. The increase in income in 2018 when interest rates increase 300 basis points relates to certain FFELP fixed rate loans that become variable interest rate loans when the variable interest rates rise above a certain level (Special Allowance Payment or “SAP”).  When the loans are funded with fixed rate debt (as we do to hedge certain floor income), we earn additional interest income when earning the higher variable rate that is in effect.

In the preceding tables, under the scenario where interest rates increase by either 100 or 300 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in 2019 and 2018 is primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. The increase in the mark-to-market income in 2019 as compared to 2018 is due to additional pay fix/receive variable trading swaps that are used to economically hedge originations of fixed rate refinance loans, as well as a smaller notional amount of receive fix/pay variable trading swaps.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2019. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.1	$—	$3.1
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	2.3	—	2.3
Prime	monthly	7.8	—	7.8
3-month LIBOR	quarterly	.5	30.3	(29.8)
3-month LIBOR	daily	—	2.8	(2.8)
1-month LIBOR	monthly	4.7	36.7	(32.0)
1-month LIBOR	daily	62.3	—	62.3
Non-Discrete reset(2)	monthly	—	7.4	(7.4)
Non-Discrete reset(3)	daily/weekly	4.5	.3	4.2
Fixed Rate(4)		11.0	19.1	(8.1)
Total		$96.6	$96.6	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Core Earnings Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.1	$—	$3.1
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	2.3	—	2.3
Prime	monthly	7.8	—	7.8
3-month LIBOR	quarterly	.5	—	.5
3-month LIBOR	daily	—	2.0	(2.0)
1-month LIBOR	monthly	4.7	69.0	(64.3)
1-month LIBOR	daily	62.3	—	62.3
Non-Discrete reset(2)	monthly	—	6.5	(6.5)
Non-Discrete reset(3)	daily/weekly	4.5	.3	4.2
Fixed Rate(4)		10.6	18.4	(7.8)
Total		$96.2	$96.2	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at September 30, 2019.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	6.3
Other loans	2.9
Cash and investments	.1
Total earning assets	6.0
Borrowings
Short-term borrowings	.3
Long-term borrowings	5.9
Total borrowings	5.5

 Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2019. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain Cases

During the first quarter of 2016, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. The plaintiffs filed their amended and consolidated complaint in September 2016. In September 2017, the Court granted the Navient defendants’ motion and dismissed the complaint in its entirety with leave to amend. The plaintiffs filed a second amended complaint with the court in November 2017 and the Navient defendants filed a motion to dismiss the second amended complaint in January 2018. In January 2019, the Court granted-in-part and denied-in-part the Navient defendants’ motion to dismiss. The Navient defendants deny the allegations and intend to vigorously defend against the allegation in this lawsuit. Additionally, two putative class actions have been filed in the U.S. District Court for the District of New Jersey captioned Eli Pope v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian Lown, and Melvin Gross v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian M. Lown, both of which allege violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These cases were consolidated by the Court in February 2018, the plaintiffs filed a second amended complaint in March 2019 and the Company filed a motion to dismiss the second amended complaint in April 2019. The Company has denied the allegations and intends to vigorously defend itself.

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

In January 2017, the Consumer Financial Protection Bureau (the “CFPB”) and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the CFPA, FCRA, FDCPA and various state consumer protection laws. In October 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC (“Solutions”), containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. Additionally, in 2018 the Attorneys General for the States of California and Mississippi initiated similar actions against the Company and certain subsidiaries alleging violations of various state and federal consumer protection laws. In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. As the Company has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. We therefore have denied these allegations and intend to vigorously defend against the allegations in each of these cases. For additional information on these civil actions, please refer to section entitled “Regulatory Matters” below.

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

As previously disclosed, the Company and various of its subsidiaries have been subject to the following investigations and inquiries:

•

In December 2013, Navient received Civil Investigative Demands (“CIDs”) issued by the Illinois Attorney General, the Washington Attorney General and multiple other State Attorneys General. According to the CIDs, the investigations were initiated to ascertain whether any practices declared to be unlawful under the Consumer Fraud and Deceptive Business Practices Act have occurred or are about to occur. The Company subsequently received separate but similar CIDs or subpoenas from the Attorneys General for the District of Columbia, Kansas, Oregon, Colorado, New Jersey and New York. We have and in the future may receive additional CIDs or subpoenas and other inquiries from these or other Attorneys General with respect to similar or different matters.

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the terms, conditions and limitations set forth in the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. Navient has asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. Navient has no additional reserves related to indemnification matters with SLM BankCo as of September 30, 2019.

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

Item 1A.   Risk Factors

See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a detailed discussion of risk factors affecting the Company. The following new risk factor replaces in its entirety the risk factor in our Form 10-K for the year-ended December 31, 2018, titled, “The FASB has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses.”

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

The new CECL standard will become effective for us on January 1, 2020.  We will recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of January 1, 2020 through shareholders’ equity, net of tax. On October 23, 2019, in conjunction with our earnings release for the quarter ended September 30, 2019, we disclosed that, based upon our current projections, the cumulative one-time adjustment to our allowance for loan losses relating to the adoption of CECL is estimated to be in a range of between $750 million and $850 million.  Between now and January 1, 2020, we will continue to evaluate the impact CECL will have on our allowance for loan losses. This estimated impact is not final and is dependent upon (1) estimated loan characteristics and balances as of January 1, 2020, (2) the current economic environment and forecasted economic environment and (3) continuing review and refinement of models, methodology and judgments. As a result, these estimated impacts are subject to change.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2019.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 — July 31, 2019	4.0	$13.84	3.8	$155
August 1 — August 31, 2019	3.1	13.13	3.1	$114
September 1 — September 30, 2019	2.8	13.13	2.8	$77
Total third-quarter 2019	9.9	$13.42	9.7

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

The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2019 was $12.80.

Item 3.   Defaults upon Senior Securities

Nothing to report.

Item 4.   Mine Safety Disclosures

Nothing to report.

Item 5.   Other Information

Nothing to report.

Item 6.   Exhibits

The following exhibits are furnished or filed, as applicable:

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management Contract or Compensatory Plan or Arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NAVIENT CORPORATION (Registrant)
By:	/s/ CHRISTIAN M. LOWN
Christian M. Lown
Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2019