Form 10-K
period 2019-12-31
NAVIENT CORP
filed 2020-02-27
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2019 was $3.1 billion (based on closing sale price of $13.65 per share as reported for the NASDAQ Global Select Market).

As of January 31, 2020, there were 193,333,131 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement (the “2020 Proxy Statement”) relating to the Registrant’s 2020 Annual Meeting of Stockholders, currently scheduled to be held on May 21, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I.

Item 1.   Business

Overview

Navient is a leading provider of education loan management and business processing solutions for education, healthcare, and government clients at the federal, state, and local levels. We help our clients and millions of Americans achieve success through technology-enabled financing, services and support.

With a focus on data-driven insights, service, compliance and innovative support, Navient:

•	owns $86.8 billion of education loans;
•	originates Private Education Loans;
•

services and performs asset recovery activities on its own portfolio of education loans, as well as education loans owned by other institutions including the United States Department of Education (“ED”); and

•	provides revenue cycle management and business processing services to federal, state and municipal clients, public authorities and healthcare organizations.

As of December 31, 2019, Navient’s principal assets consisted of:
•$64.6 billion in FFELP Loans, with a 0.83% Core Earnings segment net interest margin and a weighted average life of 7 years;
•$22.2 billion in Private Education Loans, with a 3.30% Core Earnings segment net interest margin and a weighted average life of 5 years;

•a loan origination business that assists borrowers in refinancing their education loan debt and assists students and families in financing their higher education, which produced $4.9 billion of Private Education Loan originations in 2019;

•an education loan servicing business that services over $300 billion in ED, FFELP and Private Education Loans; and
•a business solutions suite through which we provide services for over 500 clients in the non-education related government and healthcare sectors.

We operate our business in three primary segments: Federal Education Loans, Consumer Lending and Business Processing. A fourth segment, Other, includes unallocated expenses of shared services and our corporate liquidity portfolio.

Federal Education Loans
FFELP Loans
Federal Education Loans - Servicing
Federal Education Loans - Asset Recovery
Consumer Lending
Private Education Refinance Loans
Private Education In-School Loans
Private Education Loans - Other
Business Processing
Government Services - Federal, State, and Local (Non-education)
Healthcare Services

Strengths and Opportunities

Navient’s competitive advantages distinguish it from its competitors, including:

High Quality Asset Base Generating Significant and Predictable Cash Flows

At December 31, 2019, Navient’s $86.8 billion education loan portfolio was 82% funded to term and is expected to produce predictable cash flows over the remaining life of the portfolio. Our $64.6 billion FFELP Loan portfolio bears a maximum 3% loss exposure under the terms of the federal guaranty. Our $22.2 billion Private Education Loan portfolio is 47% cosigned (65% excluding Private Education Refinance Loans).

Navient expects to generate approximately $19 billion of cash flows from its FFELP Loan and Private Education Loan portfolios (net of secured financing obligations) over the next 20 years.

Strong Capital Return

As a result of our significant cash flow and capital generation, Navient expects to return excess capital to stockholders through dividends and share repurchases. We repurchased 34 million shares of common stock (13% reduction in shares outstanding) for $440 million and 17 million shares (6% reduction in shares outstanding) for $220 million in 2019 and 2018, respectively. At December 31, 2019, there was $1.0 billion remaining in share repurchase authorization. Since April 2014, Navient has repurchased $3.2 billion in common shares, which has reduced common shares outstanding by over 50%.

Navient has paid a quarterly dividend of $0.16 per share of common stock since 2015. In 2019 and 2018, Navient paid $147 million and $166 million, respectively, in dividends.

(Dollars in millions)	1Q-19	2Q-19	3Q-19	4Q-19	YTD-19
Capital Returned(1)	$146	$163	$166	$111	$587
Tangible Net Asset Ratio(2)	1.25x	1.27x	1.27x	1.30x

(1)	“Capital Returned” is defined as share repurchases and dividends paid.
(2)

“Tangible Net Asset Ratio” is a non-GAAP financial measure. For an explanation and reconciliation of our non-GAAP financial measures, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

Consumer Lending Business Growth

In the Consumer Lending segment, we see meaningful value opportunities in originating Private Education Loans to financially responsible consumers. We are pursuing opportunities in the Private Education Loan market to generate attractive long-term risk adjusted returns. This includes a loan origination business that assists borrowers in refinancing their education loan debt and assists students and families in financing their higher education. We originated $4.9 billion of Private Education Loans in 2019, a 75% increase from $2.8 billion in 2018.

(Dollars in millions)	2017	2018	2019
Loan originations	$233	$2,800	$4,903

Business Processing Opportunities

Navient has leveraged our large-scale operating platforms, superior data-driven strategies, operating efficiency, and regulatory compliance and risk management infrastructure to extend our receivables management and business processing services into new markets. Navient provides business processing services to over 500 clients, generating EBITDA(1) of $49 million in 2019, up 11% from the prior year. Navient’s inventory of non-education related contingent asset recovery receivables was $14.9 billion as of December 31, 2019.

Efficient and Large-Scale Operating Platforms

We service over $300 billion in education loans. These loans are owned by Navient and third parties, including ED. We have demonstrated scalable infrastructure with capacity to manage large volumes of complex transactions with sustained efficiency improvements.

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

(1)

Source: "Official Cohort Default Rates for Schools,” Federal Student Aid, 9/25/19.  The 2016 Cohort Default Rate analyzes data from the group of borrowers who entered repayment between October 1, 2015, and September 30, 2018, and who defaulted in a three-year window by fall of 2018. To isolate the difference in defaults between Navient borrowers and others, the difference is calculated by removing Navient’s market share from the overall national cohort default rate; the resulting CDR for non-Navient serviced borrowers is 10.9%.

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

Getting borrowers into the right payment plans: We help customers understand the wide range of federal loan repayment options so they can make informed choices about the plans that align with their financial circumstances and goals. We continue to lead in enrolling customers in affordable repayment plans: more than half of student loan balances serviced by Navient for the government were enrolled in an income-driven repayment plan (excluding loan types ineligible for the plans). We also help borrowers understand that options lengthening their repayment term may increase the total cost of their loans, while reminding them that they may pay extra or switch repayment plans at any time.

Leading the industry: Navient is a leader in recommending policy reforms that would enhance the student loan program. For example, we have recommended improving financial literacy before borrowing, simplifying federal loan repayment options and encouraging college completion — reforms that we believe would make a meaningful difference for millions of Americans.

In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of December 31, 2019, $1.7 billion of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

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

We also continue to offer free resources to help customers and the general public build knowledge on personal finance topics, including articles and online tools.

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

Navient’s portfolio of FFELP Loans as of December 31, 2019 was $64.6 billion. We expect this portfolio to have an amortization period in excess of 20 years, with a 7-year remaining weighted average life. Navient’s goal is to maximize the amount and optimize the timing of the cash flows generated by its FFELP Loan portfolio. During the year ended 2019, Navient acquired $445 million of FFELP Loans compared to $761 million in 2018 and $5.7 billion in 2017.

FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guaranty agreements generally cover at least 97% of a FFELP Loan’s principal and accrued interest for loans that default.

As a result of the long-term funding strategy used for our FFELP Loan portfolio and the guarantees provided on these loans, the portfolio generates consistent and predictable cash flows. As of December 31, 2019, approximately 90% of the FFELP Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

ED is in the solicitation process for its new servicing platform and service providers. While the Company has submitted a proposal in response to one of the components of the solicitation, the Company cannot predict the timing and nature of the next steps for this RFP nor its impact on the current ED servicing contract. In December 2019, ED extended the current contract through December 2020, with two 6-month extension options.

Navient provides asset recovery services on defaulted education loans to ED. We are operating under a contract awarded to our subsidiary, Pioneer Credit Recovery, Inc. (“Pioneer”) in 2017. This contract expired in 2019. Under the terms of that contract, ED has begun to recall any accounts placed with Pioneer under the contract which are not in a payment plan or other satisfactory arrangement. Also under the terms of that expired contract, we continue to work with borrowers on any accounts in a payment or other arrangement. The Company cannot predict the timing or nature of ED’s next steps with respect to this contract.

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

Our refinancing loan products leverage our more than 45 years of experience. We have seen that borrowers who graduate gain the benefit of their investment in education with higher levels of employment, higher incomes and stronger financial health. Our loan products are focused on helping consumers refinance their education loans at the lower rates they have earned. We believe our product offerings, digital marketing strategies and origination platform provide a unique competitive advantage. At December 31, 2019, Navient held $6.4 billion of Private Education Refinance Loans, having originated $4.9 billion in 2019.

In 2019, we launched an in-school loan product that leverages our current infrastructure and digital capabilities. We created a minimum viable product that could be enhanced and grown over time. In 2020, Navient will expand its product offerings to high quality borrowers throughout the United States.

Navient’s total portfolio of Private Education Loans as of December 31, 2019 was $22.2 billion. We expect this portfolio to have an amortization period in excess of 20 years, with a 5-year remaining weighted average life. Navient’s goal is to maximize the amount and optimize the timing of the cash flows generated by its Private Education Loan portfolio. We bear the full credit risk of the borrower and any cosigner on our Private Education Loans. Navient believes the credit risk of the Private Education Loans it owns is well managed through the rigorous underwriting practices and risk-based pricing applied when the loans were originated, the continued high levels of qualified cosigners, our internal servicing and risk mitigation practices, and our careful use of forbearance and loan modification programs. Navient believes that these elements and practices reduce the risk of payment interruptions and defaults on its Private Education Loan portfolio. As of December 31, 2019, approximately 59% of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

Business Processing Segment

In this segment, Navient performs revenue cycle management and business processing services for over 500 non-education related government and healthcare clients. Our integrated solutions technology and superior data driven approach allows state governments, agencies, court systems, municipalities, and toll authorities (Government Services) to reduce their operating expenses while maximizing revenue opportunities. Healthcare services include revenue cycle outsourcing, accounts receivable management, extended business office support and consulting engagements. We offer customizable solutions for our clients that include hospitals, hospital systems, medical centers, large physician groups and other healthcare providers.

Other Segment

This segment primarily consists of our corporate liquidity portfolio and the repurchase of debt, unallocated expenses of shared services and restructuring/other reorganization expenses.

Unallocated expenses of shared services are comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related costs, stock-based compensation expense, and information technology costs related to infrastructure and operations. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters.

Employees

At December 31, 2019, we had approximately 5,800 employees. None of our employees are covered by collective bargaining agreements.

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

As described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Management,” Navient has implemented a coordinated, formal enterprise risk management system aimed at reducing business and regulatory risks.

Listed below are some of the most significant recent and pending regulatory changes that have the potential to affect Navient.

Education Loan Servicing and Consumer Lending. The CFPB has been active in the education loan industry and undertook a number of initiatives in recent years relative to the private education loan market and education loan servicing. In addition, several states have enacted various state servicing and licensing requirements beginning in 2017, including Illinois, Washington, California and Connecticut. We anticipate that these state activities will continue. It is possible that more states will propose or pass similar or different requirements on either holders of education loans or their servicers. Depending on the nature of these laws or rules, they may impose additional or different requirements than Navient faces at the federal level.

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

The Higher Education Act Reauthorization Bill (H.R. 4508 “Prosper Act”) is currently under consideration by the House of Representatives. The HEA is the primary law that authorizes federal student aid programs for higher education. While the HEA is required to be reviewed and "reauthorized" by Congress every five years, Congress has not reauthorized the HEA since 2008, choosing to temporarily extend the Act each year since 2013. We cannot predict whether or when legislation will be passed or how it would impact us.

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

Item 1A.   Risk Factors

We employ an enterprise risk management philosophy and framework which seeks to identify the most significant risks impacting our business and provides a process for evaluating and quantifying such risks. Our Enterprise Risk and Compliance Committee monitors approved risk limits and thresholds to ensure our businesses are operating within approved risk parameters. Our Risk Appetite Framework segments our risk across nine risk domains: (1) credit; (2) market; (3) funding and liquidity; (4) compliance; (5) legal; (6) operational; (7) reputational/political; (8) governance; and (9) strategy. The risk factors enumerated in this section are presented in a manner that is consistent with this overall risk framework.

Based on current conditions, we believe that the following list identifies the most significant risk factors that could affect our financial condition, results of operations or cash flows. These risks and risk domains are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or results of operations in future periods or are not identified because they are common to all businesses. In addition, our reaction to future developments as well as our competitors’ and regulators’ reactions to these developments may affect our future results.

CREDIT RISK.

Economic conditions and the creditworthiness of third parties could have a material adverse effect on our business, results of operations, financial condition and stock price.

Our success is largely dependent upon the expected future creditworthiness of our customers, especially with respect to our education loans. Our research consistently indicates that borrower unemployment rates and the failure of in-school borrowers to graduate or otherwise complete their education are two of the most significant macroeconomic factors that affect loan performance. Any material changes in graduation or completion rates could increase or decrease delinquencies and defaults. Additionally, modifications to the original repayment terms in the form of loan forbearance, deferment, grace periods and the use of payment modification programs, including income-based repayment programs, can individually and cumulatively impact the performance of our loan portfolios. Modifications to private loans may lower the potential return on investment and may have the related effect of delaying defaults which would otherwise have become apparent in the performance of our portfolios. A deterioration in the economy could adversely affect the credit quality of our borrowers, resulting in an increased occurrence of defaults and/or requiring more frequent use of these loan modification tools. Higher credit-related losses and weaker credit quality could negatively affect our business, financial condition and results of operations and limit our funding options, including our access to the capital markets.

Defaults on education loans held by us, particularly Private Education Loans, could adversely affect our earnings.

FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guarantees generally cover at least 97% of a FFELP Loan’s principal and accrued interest upon default and, in limited circumstances, 100% of the loan’s principal and accrued interest. We are exposed to credit risk on the non-guaranteed portion of the FFELP Loans in our portfolio. In addition, under certain circumstances, if we fail to service FFELP Loans in compliance with HEA we may jeopardize the insurance, guarantees and federal support we receive on these loans. A small percentage of our FFELP Loan portfolio has become permanently uninsured as a result of these regulations and we anticipate this will continue to a limited extent in the future. Under such circumstances, we bear the full credit exposure on such previously insured loans.

We bear the full credit exposure on the loans in our Consumer Lending portfolio. We believe that delinquencies are an important indicator of the potential future credit performance for Private Education Loans. Our delinquencies as a percentage of Private Education Loans in repayment were 4.6% at December 31, 2019. For a complete discussion of our loan delinquencies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition – Private Education Loan Portfolio Performance.”

Future defaults could be higher than anticipated due to a variety of factors outside of our control, such as downturns in the economy, regulatory changes and other unforeseen future trends. According to Company-sponsored independent research, young adults who stopped attending college before earning a degree or certificate are among those most likely to have trouble making payments. Losses on Private Education Loans are also impacted by various risk characteristics that may be specific to individual loans. Loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in which a payment has been made by a customer), underwriting criteria (e.g., credit scores), and existence of a cosigner are all factors that can impact the likelihood of default. The type of school may also play a significant role in loan performance. Additionally, general economic and employment conditions, including employment rates for recent college graduates, can have a significant impact on loan delinquency and default rates. If actual loan performance is worse than currently estimated, it could materially affect our estimate of the allowance for loan losses and the related provision for loan losses in our statements of income and as a result adversely affect our results of operations.

The Company recently adopted an accounting standard update that will result in a significant change in how we recognize credit losses.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments — Credit Losses,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to measure and recognize an allowance for loan losses that estimates remaining expected credit losses for financial assets held at the reporting date. This will result in us presenting certain financial assets carried at amortized cost, such as our loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, the adoption of the CECL model will materially affect how we determine our allowance for loan losses and will require us to significantly increase our allowance, which will reduce shareholders’ equity and capital. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses, such increase could adversely affect our business, financial condition and results of operations. In addition, the evaluation of our expected credit losses is inherently subjective and requires estimates that may be subject to significant changes.

The new CECL standard became effective for us on January 1, 2020. See “Note 2 – Significant Accounting Policies” for further discussion of the new standard and the expected impact as of the January 1, 2020 adoption date.

Our Consumer Lending segment exposes us to credit underwriting risks based upon the credit model we use to forecast loss rates. If we are unable to effectively forecast loss rates, it can materially adversely affect our operating results.

In the fourth quarter of 2017, we acquired Earnest, a leading financial technology and education finance company. Earnest is now one of the leading providers of education refinance loans. In 2019, Earnest entered the “in-school” lending market. We underwrite new Private Education Loans within our Consumer Lending segment based upon our analysis of extensive credit criteria. Criteria reviewed in underwriting consumer loans may include any or all of the following: (i) verified employment or offer of employment, income and assets, which are generally verified through connected accounts; (ii) career experience, stability of employment, and specialization; (iii) qualifying credit history, taking into account credit score; (iv) debt to income ratio; (v) demonstrated ability to pay through free cash flow calculations; (vi) attendance at or graduation from an eligible post-secondary school; (vii) savings; and (viii) individual data points gathered from accounts connected in the application process, such as late fees, overdraft fees, and credit card interest. We define free cash flow generally as after-tax monthly income of a borrower minus the sum of rent or mortgage payments, student loan payments and any other fixed expenses of such borrower.

We do not rely on any single factor in making our underwriting decisions. Each of the above factors is reviewed and weighted depending on the individual borrower’s or co-borrower’s circumstances at the time the underwriting decision is made. If our underwriting process does not effectively forecast our losses, our operating results, cash flow or financial condition may be materially adversely affected.

MARKET, FUNDING & LIQUIDITY RISK.

Our business is affected by the cost and availability of funding in the capital markets.

The capital markets have from time to time experienced periods of significant volatility. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable at any costs. Additional factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, changes in the activities of our business partners, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to us, asset-backed securities sponsored by us or the U.S. federal government, changes affecting our assets, the ability of existing or future Navient-sponsored securitization trusts to hedge interest rate and currency risk, corporate and regulatory actions, absolute and comparative interest rate changes, general economic conditions and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization and derivatives transactions. If financing is difficult, expensive or unavailable, our results of operations, cash flow or financial condition could be materially and adversely affected.

The transition away from the LIBOR reference rate to an alternative reference rate may create uncertainty in the capital markets and may negatively impact the value of existing LIBOR based financial instruments.

The London Interbank Offered Rate, or LIBOR, serves as a global benchmark for determining interest rates on commercial and consumer loans, bonds, derivatives and numerous other financial instruments. LIBOR is the reference rate for most of our student loans, consumer loans, bonds, asset-backed securities (“ABS”), other financing facilities, and derivatives (“financial instruments”). On July 27, 2017, the Chief Executive Officer of the United Kingdom Financial Conduct Authority (the “FCA”) announced that by the end of 2021, LIBOR would no longer be sustained through the FCA’s efforts to compel banks’ participation in setting the benchmark. The FCA’s intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR using its influence or legal powers beyond that date. It is possible that the ICE Benchmark Administration Limited (the “IBA”), which took over administration of LIBOR on February 1, 2014, may be willing and able to produce LIBOR reference rates after 2021. However, at this time, we are unable to predict if LIBOR reference rates will stop being available or when that may occur.  We are also unable to predict whether or when an alternative reference rate will become a standard global benchmark and suitable replacement for LIBOR.  We are therefore unable to predict what the replacement reference rate or rates will be for our existing financial instruments that are currently indexed to LIBOR, the extent to which our financial instruments will transition to the same replacement reference rate, or the timing of a transition. As of December 31, 2019, we have approximately $250 billion notional of financial instruments indexed to LIBOR. Most of these financial instruments do not include provisions clearly specifying a method for transitioning from LIBOR to an alternative benchmark rate, and it is not yet known how courts or regulators will view the transition away from LIBOR to an alternative benchmark rate. As a result, it is difficult to predict the impact that a cessation of LIBOR would have on the value and performance of our existing financial instruments. These uncertainties regarding the possible cessation of LIBOR or their resolution could have a material adverse impact on our funding costs, net interest margin, loan and other asset values, asset-liability management strategies, and other aspects of our business and financial results.

Higher or lower than expected prepayments of loans could change the expected net interest income we receive as the holder of the Residual Interests of securitization trusts holding education loans or cause the bonds issued by a securitization trust to be paid at a different speed than originally anticipated. These factors could materially alter our net interest margin or the value of our Residual Interests.

The rate at which borrowers prepay their loans can have a material impact on our net interest margin and the value of our Residual Interests. Prepayment rates and levels are subject to a variety of economic, social, competitive and other factors, including changes in interest rates, availability of alternative financings, regulatory changes affecting the education loan market and the general economy. FFELP Loans and Private Education Loans may be voluntarily prepaid without penalty by the borrower or consolidated with the borrower’s other loans through refinancing.

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

Future initiatives by ED, or by Congress or future laws, executive orders or other policy statements to encourage or force consolidation, abolish existing or create additional income-based repayment or debt forgiveness programs or establish other policies and programs including but not limited to those proposed by several presidential campaigns could affect prepayments on education loans. We cannot predict if or when or in what form any of these future actions may occur. Prepayment rates can also be impacted by student loan refinancing. Refinance products offered by our Earnest subsidiary and our competitors may increase the repayment rate on our FFELP Loans and Private Education Loans.

While we anticipate some variability in prepayment levels, extraordinary or extended increases or decreases in prepayment rates could materially affect our liquidity, interest income, net interest margin and the value of our Residual Interests. Additionally, a prolonged introduction of significant amounts of subsidized funding into the Private Education Loan market at below market interest rates — whether from federal or private sources —could increase the prepayment rates of our existing Private Education Loans and have a material adverse effect on our business, results of operations and cash flows. When, as a result of unanticipated prepayment levels, education loans within a securitization trust amortize faster than originally contracted, the trust’s pool balance may decline at a rate faster than the prepayment rate assumed when the trust’s bonds were originally issued. If the trust’s pool balance declines faster than originally anticipated, in most of our securitization structures, the bonds issued by that trust will also be repaid faster than originally anticipated. In such cases, our net interest income may decrease and the value of any retained Residual Interest in the trust may similarly decline.

Conversely, when education loans within a securitization trust amortize more slowly than originally contracted, the trust’s pool balance may decline more slowly than the prepayment rate assumed when the trust’s bonds were originally issued, and the bonds may be repaid more slowly than originally anticipated. In these cases, our net interest income increases and the value of any retained Residual Interest in the trust may increase. In addition, if the prepayment rate is especially slow and certain rights of the sellers or the servicer are not exercised or are insufficient or other action is not taken to counter the slower prepayment rate, the trust’s bonds may not be repaid by their legal final maturity date(s), which could result in an event of default under the underlying securitization agreements.

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

Our Floor Income is dependent on the future interest rate environment and therefore is variable, which may adversely affect our earnings.

FFELP Loans disbursed before April 1, 2006 generally earn interest at the higher of either the borrower rate, which is fixed over a period of time, or a floating rate based on a Special Allowance Payment or SAP formula set by ED. We have generally financed our FFELP Loans with floating rate debt whose interest is matched closely to the floating nature of the applicable SAP formula. Historically, these loans have been indexed to either the Treasury bill, commercial paper or one-month LIBOR rates. If a decline in interest rates causes the borrower rate to exceed the SAP formula rate, we will continue to earn interest on the loan at the fixed borrower rate while the floating rate interest on our debt will continue to decline. The additional spread earned between the fixed borrower rate and the SAP formula rate is referred to as “Floor Income.” The replacement of LIBOR as a benchmark rate may have a further detrimental impact on our LIBOR-indexed debt if rates suddenly rise as new market borrowing activity transfers to other benchmark rates. Depending on the type of FFELP Loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate on July 1 of each year. For loans where the borrower rate is fixed to term, we may earn Floor Income for an extended period of time; for those loans where the borrower interest rate is reset annually on July 1, we may earn Floor Income to the next reset date. In accordance with legislation enacted in 2006, holders of FFELP Loans are required to rebate Floor Income to ED for all FFELP Loans disbursed on or after April 1, 2006.

Floor Income can be volatile as market rates and the rates on the underlying education loans move up and down. Subject to prevailing market conditions, we generally hedge this risk by using derivatives in an effort to lock in a portion of our Floor Income over the term of the contract. A rise in interest rates will reduce the amount of Floor Income received on the FFELP Loans not presently hedged with derivatives, which will compress our net interest margins. Additionally, net interest margins can be negatively impacted by unusual variances between one-month and three-month LIBOR.

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity, increase our borrowing costs or limit our access to the capital markets.

As of December 31, 2019, Moody’s, S&P and Fitch rated our long-term unsecured debt below investment grade. In addition, the capital markets for sub-investment grade companies are not as liquid as those involving investment grade entities. These factors have resulted in a higher cost of funds for us and have caused our senior unsecured debt to trade with greater volatility.

Our unsecured debt totaled $9.5 billion at December 31, 2019. We utilize the unsecured debt markets to help fund our business and refinance outstanding debt. The amount, type and cost of this funding directly affects the cost of operating our business and growing our assets and is dependent upon outside factors, including our credit rating from rating agencies. There can be no assurance that our credit ratings will not be reduced further. A reduction in the credit ratings of our senior unsecured debt could adversely affect our liquidity, increase borrowing costs, limit access to the capital markets and place incremental pressure on net interest income.

Adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact our ability to meet our liquidity and funding needs, which could materially and adversely impact our results of operations, cash flow or financial condition.

We must effectively manage our liquidity risk. We require liquidity to meet cash requirements such as day-to-day operating expenses, required payments of principal and interest on borrowings, and distributions to stockholders. We expect to fund our ongoing liquidity needs, including the repayment of senior unsecured notes that mature in 2020, primarily through our current cash, investments and unencumbered FFELP Loan and Private Education Refinance Loan portfolios, the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities to finance the Residual Interests in existing Private Education Loan ABS trusts or issue additional unsecured debt. we may maintain too much liquidity, which can be costly, or may be too illiquid, which could result in financial distress during times of financial stress or capital market disruptions.

The interest rate characteristics of our earning assets do not always match the interest rate characteristics of our funding arrangements, which may have a negative impact on our net interest income and net income.

Net interest income will be the primary source of cash flow generated by our portfolios of FFELP Loans and Private Education Loans. At the present, interest earned on FFELP Loans and variable rate Private Education Loans is primarily indexed to one-month LIBOR or Prime Rate, respectively, but our debt is primarily indexed to rates other than one-month LIBOR and Prime Rate.

The different interest rate characteristics of our loan portfolios and the liabilities funding these loan portfolios result in basis risk and repricing risk. It is not economically feasible to hedge all of our exposure to such risks. While the asset and hedge indices are short-term with rate movements that are typically highly correlated, there can be no assurance that the historically high correlation will not be disrupted by capital market dislocations or other factors not within our control. There have been situations in the past in which we experienced widening spreads between one-month and three-month LIBOR and the cost of hedging this variance was prohibitive. We cannot provide any assurance that such a situation will not reoccur which will reduce our net interest margins and net income. In these circumstances, our earnings could be materially adversely affected.

Our use of derivatives to manage interest rate and foreign currency sensitivity exposes us to credit and market risk that could have a material adverse effect on our earnings and liquidity.

We strive to maintain an overall strategy that uses derivatives to minimize the economic effect of interest rate and/or foreign currency changes. However, developing an effective strategy for dealing with these movements is complex, and no strategy can completely avoid the risks associated with these fluctuations. For example, our education loan portfolio is subject to prepayment risk that could result in being under- or over-hedged, which could result in material losses. In addition, our use of derivatives in our risk management activities could expose us to mark-to-market losses if interest rates or foreign currencies move in a materially different way than was expected when we entered into the related derivative contracts. As a result, there can be no assurance that hedging activities using derivatives will effectively manage our interest rate or foreign currency sensitivity, have the desired beneficial impact on our results of operations or financial condition or not adversely impact our liquidity and earnings.

Our use of derivatives also exposes us to market risk and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Our Floor Income Contracts and some of the basis swaps we use to manage earnings variability caused by different reset characteristics on interest-earning assets and interest-bearing liabilities do not qualify for hedge accounting treatment. Therefore, the change in fair value, called the “mark-to-market,” of these derivative instruments is included in our statement of income without a corresponding mark-to-market of the economically hedged item. A decline in the fair value of these derivatives could have a material adverse effect on our reported earnings. In addition, a change in the mark-to-market value of these instruments may cause us to have to post more collateral to our counterparty or to a clearing house. If these values change significantly, the increased collateral posting requirement could have a material adverse impact on our liquidity.

Credit risk is the risk that a counterparty will not perform its obligations under a contract. Credit risk is limited to the loss of the fair value gain in a derivative that the counterparty or clearinghouse owes or will owe in the future to us. If a counterparty or clearinghouse fails to perform its obligations, we could, depending on the type of counterparty arrangement, experience a loss of liquidity or an economic loss. In addition, we might not be able to cost effectively replace the derivative position depending on the type of derivative and the current economic environment.

Our securitization trusts, which we consolidate on our balance sheet, had $4.0 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2019. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly rated counterparties. A failure by a swap counterparty to perform its obligations could, if the swap has a positive fair value to us and was not adequately collateralized, materially and adversely affect our earnings.

REGULATORY, COMPLIANCE & LEGAL RISK.

Our businesses are subject to a wide variety of laws, rules, regulations and government policies that may change in significant ways, and changes to such laws and regulations or changes in existing regulatory guidance or their interpretation or enforcement could materially adversely impact our business and results of operations.

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

The CFPB has authority with respect to our loan servicing business. It has authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws and examine us for compliance. The CFPB also has examination and enforcement authority with respect to various federal consumer financial laws for some providers of consumer financial products and services, including us. New rules if implemented, could have a material effect on our loan servicing, consumer lending or asset recovery businesses and may result in significant capital expenditures to develop systems that enable us to comply with the new regulations.

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

In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers State Attorneys General and state regulators, under certain circumstances to bring civil actions to remedy violations of state law. If the CFPB or one or more State Attorneys General or state regulators believe that we have violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on us or our business. Since the CFPB filed its action against us in January of 2017, the Attorneys General of Illinois, Washington, Pennsylvania, Mississippi and California have filed separate actions alleging various violations of state and federal consumer protection laws.

Loans serviced under the FFELP are subject to the HEA and related laws, rules, regulations and policies. Our servicing operations are designed and monitored to comply with the HEA, related regulations and program guidance; however, ED could determine that we are not in compliance for a variety of reasons, including that we misinterpreted ED guidance or incorrectly applied the HEA and its related laws, rules, regulations and policies. Failure to comply could result in fines, the loss of the insurance and related federal guarantees on affected FFELP Loans, expenses required to cure servicing deficiencies, suspension or termination of our right to participate as a FFELP servicer, negative publicity and potential legal claims. The imposition of significant fines, the loss of the insurance and related federal guarantees on a material number of FFELP Loans, the incurrence of additional expenses and/or the loss of our ability to participate as a FFELP servicer could individually or in the aggregate have a material, negative impact on our business, financial condition or results of operations.

Our businesses are also subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection, and is subject to numerous state and federal laws and regulations. Several states have passed or proposed student loan servicing rules or legislation and several other have imposed license requirements.

Imposition of new laws, rules or regulations or the failure to comply with these laws and regulations may result in significant costs, including litigation costs, and/or business sanctions including but not limited to termination or non-renewal of contracts.

Expanded regulatory and governmental oversight of our businesses will increase our costs and risks.

We are now, and may in the future be subject, to inquiries and audits from state and federal regulators as well as litigation from private plaintiffs. In recent years, we have entered into consent orders and other settlements. We have provided monetary and other relief in connection with the resolution of some of these actions and settlements. We have also enhanced our procedures and controls, expanded the risk and control functions within each line of business, invested in technology and hired additional risk, control and compliance personnel.

If our risk and control procedures and processes fail to meet the heightened expectations of our regulators and other government agencies, we could be required to enter into further orders and settlements, provide additional monetary relief, or accept material regulatory restrictions on our businesses, which could adversely affect our operations and, in turn, our financial results.

We expect heightened regulatory scrutiny and governmental investigations and enforcement actions to continue for us and for the financial services industry as a whole. Such actions can have significant consequences for a financial institution such as ours, including loss of customers and business and the inability to operate certain businesses.

Due to the uncertainty engendered by these new regulations, guidance and actions, coupled with the likelihood of additional changes or additions to the local, state and federal statutes, regulations and practices applicable to our business, we are not able to estimate the ultimate impact of changes in law on our financial results, business operations or strategies. We believe that the cost of responding to and complying with these evolving laws and regulations, as well as any guidance from enforcement actions, will continue to increase, as will the risk of penalties and fines from any enforcement actions that may be imposed on our businesses. Our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result.

Our framework for managing risks may not be effective in mitigating the risk of loss.

Our enterprise risk management framework seeks to mitigate risk and appropriately balance risk and returns. We have established processes and procedures intended to identify, measure, monitor, control and report the types of risk to which we are subject. We seek to monitor and control risk exposure through a framework of policies, procedures, limits and reporting requirements. Management of risks in some cases depends upon the use of analytical and forecasting models. If the models we use to mitigate these risks are inadequate, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify or mitigate risks, we could suffer unexpected losses, and our results of operations, cash flow or financial condition could be materially adversely affected.

We are subject to various legal proceedings and some of these legal proceedings or other contingencies may materially adversely affect our business, financial condition or results from operations.

We are subject to a variety of legal proceedings in virtually every part of our business, including the legal proceedings described in the Legal Proceedings section of this Annual Report. While we believe we have adopted appropriate legal and risk management and compliance programs, the diverse nature of our operations, including operations of business we have recently acquired, means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time. Some of these legal proceedings or other contingencies may materially adversely affect our business, financial condition or results from operations.

Incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect our reported assets, liabilities, income, revenue or expenses.

The preparation of our consolidated financial statements requires management to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, income, revenue or expenses during the reporting periods. Incorrect estimates and assumptions by management could adversely affect our reported amounts of assets, liabilities, income, revenue and expenses during the reporting periods. If we make incorrect assumptions or estimates, our reported financial results may be over or understated, which could materially and adversely affect our business, financial condition and results of operations.

OPERATIONAL RISKS.

If we do not effectively and continually align our cost structure with our business operations, our results of operations and financial condition could be materially adversely affected.

We continually need to align our cost structure with our business operations. The ability to properly size our cost structure is dependent upon a number of variables, including our ability to successfully execute on our business plans and growth initiatives and future legislative or regulatory changes. If we undertake cost reductions based on our business plan, those reductions could be too dramatic and could cause disruptions in our business, reductions in the quality of the services we provide or cause us to fail to comply with applicable regulatory standards. Alternatively, we may fail to implement, or be unable to achieve, necessary cost savings commensurate with our business and prospects. In either case, our business, results of operations and financial condition could be adversely affected.

A failure of our operating systems or infrastructure could disrupt our business, cause significant losses, result in regulatory action or damage our reputation.

A failure of our operating systems or infrastructure could disrupt our business. Our business is dependent on the ability to process and monitor large numbers of daily transactions in compliance with contractual, legal and regulatory standards and our own product specifications, both currently and in the future. In 2018, we entered into a strategic agreement with First Data, now part of Fiserv, to become the primary provider of technology solutions for servicing our federal education loans in addition to the technology role they already played with respect to Private Education Loans. We, however, still maintain the technology solutions for our other lines of business as well as our customer interactive infrastructure. As our processing demands and loan portfolios change, both in volume and in terms and conditions, our ability to develop and maintain our operating systems and infrastructure may become increasingly challenging. There is no assurance that we have adequately or efficiently developed, maintained, acquired or scaled such systems and infrastructure or will do so in the future.

The servicing, financial, accounting, data processing and other operating systems and facilities that support our business may fail to operate properly or become disabled as a result of events that are beyond our control, adversely affecting our ability to timely process transactions. Any such failure could adversely affect our ability to service our clients and result in financial loss or liability to our clients, disrupt our business, and result in regulatory action or cause reputational damage.

Despite the plans and facilities we have in place, our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business. This may include a disruption involving electrical, communications, Internet, transportation or other services used by us or third parties with which we conduct business. Notwithstanding efforts to maintain business continuity, a disruptive event impacting our processing locations could adversely affect our business, financial condition and results of operations.

We depend on secure information technology, and a breach of our information technology systems could result in significant losses, disclosure of confidential customer information and reputational damage, which would adversely affect our business.

Our operations rely on the secure processing, storage and transmission of personal, confidential and other information in our computer systems and networks. Although we take protective measures we deem reasonable and appropriate, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond our control. These technologies, systems and networks, and those of third parties, may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ confidential, proprietary and other information, or otherwise disrupt our business operations or those of our customers or other third parties. Information security risks for institutions that handle large numbers of financial transactions on a daily basis such as Navient have generally increased in recent years, in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. In addition, our increased use of mobile and cloud technologies could heighten these and other operational risks, and any failure by mobile or cloud technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or propriety information. Moreover, the loss of confidential customer identification information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under state, federal and international laws that protect confidential personal data, resulting in increased costs, loss of revenues and substantial penalties. The recently enacted California Consumer Privacy Act (“CCPA”) took effect in January 2020 and provides for enhanced consumer protections for California residents and statutory fines for data security breaches or other CCPA violations.

If one or more of such events occur, personal, confidential and other information processed and stored in, and transmitted through, our computer systems and networks could be jeopardized or could cause interruptions or malfunctions in our operations that could result in significant losses or reputational damage. We routinely transmit and receive personal, confidential and proprietary information, some of it through third parties. We maintain secure transmission capability and work to ensure that third parties follow similar procedures. Nevertheless, an interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, regulatory action and reputational harm. In the event personal, confidential or other information is jeopardized, intercepted, misused or mishandled, we may need to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to fines, penalties, litigation and settlement costs and financial losses that may either not be insured against or not be fully covered through insurance. If one or more of such events occur, our business, financial condition or results of operations could be significantly and adversely affected.

We depend on third parties for a wide array of services, systems and information technology applications, and a breach or violation of law by one of these third parties could disrupt our business or provide our competitors with an opportunity to enhance their position at our expense.

We depend on third parties for a wide array of services, systems and information technology applications. Third-party vendors are significantly involved in many aspects of our software and systems development, servicing systems, the timely transmission of information across our data communication network, and for other telecommunications, processing, remittance and technology-related services in connection with our servicing or payment services businesses. In addition to technology applications, we also utilize various third-party debt collectors in the collection of defaulted Private Education Loans and in other areas. If a service provider fails to provide the services required or expected, or fails to meet applicable contractual or regulatory requirements such as service levels or compliance with applicable laws, the failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a timely and accurate manner, otherwise hampering our ability to serve our customers, or subjecting us to litigation and regulatory risk for matters as diverse as poor vendor oversight or improper release or protection of personal information. Such a failure could also adversely affect the perception of the reliability of our networks and services and the quality of our brands, which could materially adversely affect our business and results of operations.

Our work with government clients exposes us to additional risks inherent in the government contracting environment.

Our clients include federal, state and local governmental entities. This work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

•

Government contractors are sometimes affected by the political or budgetary processes of the United States government. Sometimes the political process leads to government shutdown of all parts of the federal or state government. This can lead to temporary work stoppages or payment delays. Contracts may be cancelled or altered due to political or policy priorities.

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

•

If improper or illegal activities are found in the course of government audits or investigations, the contractor may become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act. Additionally, we may be subject to administrative sanctions, which may include termination or non-renewal of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. Due to the inherent limitations of internal controls, it may not be possible to detect or prevent all improper or illegal activities.

The occurrences or conditions described above could affect not only our business with the particular government entities involved, but also our business or potential future business with other entities of the same or other governmental bodies or with commercial clients, and could have a material adverse effect on our business or our results of operations.

If we are unable to attract and retain professionals with strong leadership skills, our business, results of operations and financial condition may be materially adversely affected.

Our success is dependent, in large part, on our ability to attract and retain personnel with the knowledge and skills to lead our business. Experienced personnel in our industry are in high demand, and competition for talent is very high. We must hire, retain and motivate appropriate numbers of talented people with diverse skills in order to serve our clients, respond quickly to rapid and ongoing technology, industry and macroeconomic developments, and grow and manage our business. As our business evolves, we must also hire and retain an increasing number of professionals with different skills and professional expectations than those of the professionals we have historically hired and retained. If we are unable to successfully integrate, motivate and retain these professionals, our ability to continue to secure work in those industries and for our services and solutions may suffer.

Our business could be negatively impacted as a result of stockholder activism, including a proxy contest or an unsolicited takeover proposal.

We have been and may continue to be the subject of actions taken by activist stockholders. In 2019, an activist stockholder sought to nominate four director candidates to stand for election as directors at our 2019 annual meeting of stockholders. While we strive to maintain constructive, ongoing communications with all of our stockholders, and welcome their views and opinions with the goal of enhancing value for all stockholders, we may be subject to actions or proposals from other activist stockholders that may not align with our business strategies or the interests of our other stockholders. Responding to such actions may be costly and time-consuming, disrupt our business and operations, or divert the attention of our board of directors, management, and employees from the pursuit of our business strategies. In 2019, we incurred $13 million in expenses as a result of the activist stockholder. Such activities could interfere with our ability to execute our strategic plan.

Even if we are successful in a proxy contest or in defending against any unsolicited takeover attempt, our business could be adversely affected by any such proxy contest or unsolicited takeover attempt because:

•

perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or other strategic opportunities, and may make it more difficult to attract and retain qualified personnel and business partners;

•

if individuals are elected or appointed to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders; and

•

if individuals are elected or appointed to our board of directors who do not agree with our strategic plan, the ability of our board of directors to function effectively could be adversely affected, which could in turn adversely affect our business, operating results and financial condition.

Uncertainties related to, or the results of, such actions could cause our stock price to experience periods of volatility. The occurrence of any of the foregoing events could materially adversely affect our business.

We cannot predict, and no assurances can be given, as to the outcome or timing of any matters relating to the foregoing actions by stockholders or the ultimate impact on our business, liquidity, financial condition or results of operations, and any of these matters or any further actions by this or other stockholders may impact and result in volatility or stagnation of the price of our stock.

REPUTATIONAL/POLITICAL RISK.

Federal funding constraints and spending policy changes triggered by associated federal spending deadlines and ongoing lawmaker and regulatory efforts to change the student lending sector may result in disruption of federal payments for services we provide to the government, which could materially and adversely affect our business strategy or future business prospects.

We receive payments from the federal government on our FFELP Loan portfolio and for other services it provides, including servicing loans under the Direct Student Loan Program (“DSLP”), providing default aversion and contingency collections to ED, and providing performance-based services to the IRS to support its national recovery program. Payments for these services may be affected by various factors, including the following:

•

The Budget Act: The Budget Act enacted on December 26, 2013, Direct Loan Servicing eliminated funding for the Direct Loan servicing performed by not-for-profit servicers. The Budget Act also requires that all servicing funding be provided through the annual appropriations process which is subject to certain limitations. Although the payments for our DSLP servicing contract are already funded from annual appropriations, the requirement to fund all servicing from the limited appropriated funding could have an effect on our future business in ways we cannot predict at this time.

•

Other Higher Education Legislation: As Congress and the current Administration consider the reauthorization of the Higher Education Act, they may consider legislation that would reduce the payments to Guarantors or change the consolidation program in a way that would incentivize education loan borrowers to refinance their existing education loans, both private and federal. Such reforms could reduce our cash flows from servicing and interest income as well as our net interest margin.

ED has also announced its intention to replace the current servicing contracts with various third parties including our Direct Loan servicing contract. In late 2019, ED informed us and other student loan servicers that these contracts were renewed for an additional one-year period with two 6-month extension options while the procurement for replacement services continues.

It is possible that the administration and Congress in the future could engage in a prolonged debate linking the federal deficit, debt ceiling and other budget issues. If U.S. lawmakers in the future fail to reach agreement on these issues, the federal government could stop or delay payment on its obligations, including those on services we provide. Further, legislation to address the federal deficit and spending could impose proposals that would adversely affect FFELP and DSLP-related servicing businesses. A protracted reduction, suspension or cancellation of the demand for the services we provide, or proposed changes to the terms or pricing of services provided under existing contracts with the federal government, including our contract with ED, could have a material adverse effect on our revenues, cash flows, profitability and business outlook, and, as a result, could materially adversely affect our business, financial condition and results of operations. We cannot predict how or what programs or policies will be impacted by any actions that the Administration, Congress or the federal government may take.

Changes in laws, rules or regulations may have a significant adverse effect on our financial position or businesses. Many of our businesses operate in highly regulated industries and are subject to various laws, rules or regulations. We are also subject to income taxes in many jurisdictions, both federal and state. Any changes to these laws, rules or regulations could have material impacts on our business, financial condition, results of operations or cash flow.

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

GOVERNANCE RISK.

Certain provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated by-laws may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

Certain provisions of Delaware law and of our amended and restated certificate of incorporation and second amended and restated by-laws are intended to deter coercive takeover practices and inadequate takeover bids by, among other things, encouraging prospective acquirers to negotiate directly with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•

limitations on the ability of our stockholders to call a special meeting such that stockholder-requested special meetings will only be called upon the request of the holders of at least one-third of ours capital stock issued and outstanding and entitled to vote at an election of directors;

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•	the right of our board of directors to issue one or more series of preferred stock without stockholder approval;
•	the inability of our stockholders to fill vacancies on our board of directors;
•

the requirement that the affirmative vote of the holders of at least 75% in voting power of our stock entitled to vote thereon is required for stockholders to amend our amended and restated by-laws; and

•	the inability of our stockholders to cumulate their votes in the election of directors.

In addition, our amended and restated certificate of incorporation makes it subject to Section 203 of the Delaware General Corporation Law. Section 203 generally provides that, with limited exceptions, persons who acquire, or are affiliated with a person that acquires, 15% or more of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the time at which that person or its affiliates becomes the holder of 15% or more of the corporation’s outstanding voting stock. Being subject to Section 203 could cause a delay in or completely prevent a change of control that stockholders may favor.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of us and our stockholders.

Stockholders’ percentage ownership in Navient may be diluted in the future.

In the future, stockholders’ percentage ownership in Navient may be diluted as a result of equity issuances for acquisitions, capital market transactions or otherwise, including future equity awards that we may grant to our directors, officers and employees. If made, these awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of shares of our common stock.

In addition, our amended and restated certificate of incorporation permits us to issue, without the approval of our stockholders, one or more series of preferred stock. Our board of directors generally may determine the rights of preferred stockholders including their powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions. If our board were to approve the issuance of preferred stock in the future, the terms of one or more series of such preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all circumstances or upon the happening of specified events, or the right to veto specified transactions. Similarly, we could grant the preferred stockholders certain repurchase or redemption rights or liquidation preferences that could affect the value of the common stock.

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

STRATEGIC RISK.

Legislation passed by Congress in 2010 ended new loan originations under the FFELP program and no new FFELP Loans are being originated, and, as a result, net income on our existing FFELP Loan portfolio is declining over time. We may not be able to develop revenue streams to fully replace the declining revenue from FFELP Loans.

In 2010, Congress passed legislation ending the origination of education loans under the FFELP program. Since then, all federal education loans have been originated through the DSLP of the ED. While the 2010 law did not alter or affect the terms and conditions of existing FFELP Loans, it significantly impacted the education loan industry. As a result of this legislation, net income on our FFELP Loan portfolio is anticipated to decline over time as those existing FFELP Loans are paid down, refinanced or repaid after default.

Acquisitions or strategic investments that we pursue may not be successful and could harm our business and financial condition.

Our growth strategy has included making opportunistic acquisitions of, or material investments in, loan portfolios and complementary businesses and products.

All acquisitions of companies, operations or loan portfolios involve financial risks as well as operational risks. There may be additional risks if we enter into a line of business in which we have limited experience or which operates in a legal, regulatory or competitive environment with which we are not familiar. The expected benefits of acquisitions and investments also may not be realized for various reasons, including the loss of key personnel, customers or vendors. If we fail to integrate or realize the expected benefits of our acquisitions or investments, we may lose the return on these acquisitions or investments or incur additional transaction costs, and our business and financial condition may be harmed as a result.

Our businesses operate in competitive environments and could lose market share and revenues if competitors compete more aggressively or effectively.

We compete with for-profit and not-for-profit servicing, asset recovery and business processing businesses, many with strong records of performance. We compete based on price, effectiveness and customer service metrics. To the extent our competitors compete aggressively or more effectively than us, we could lose market share to them or Our service offerings may not prove to be profitable. Our business and financial condition may be harmed as a result.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The following table lists the principal facilities owned by us as of December 31, 2019:

Location	Function	Business Segment(s)	Approximate Square Feet
Fishers, IN(1)	Loan Servicing and Data Center	Federal Education Loans; Consumer Lending; Other	450,000
Wilkes-Barre, PA	Loan Servicing Center	Federal Education Loans; Consumer Lending	133,000
Muncie, IN	Processing Center	Business Processing	75,400
Big Flats, NY(2)	Pioneer Credit Recovery — Processing Center	Federal Education Loans; Business Processing	60,000
Arcade, NY	Pioneer Credit Recovery — Processing Center	Federal Education Loans; Business Processing	46,000
Perry, NY	Pioneer Credit Recovery — Processing Center	Federal Education Loans; Business Processing	45,000

The following table lists the principal facilities leased by us as of December 31, 2019:

Location	Function	Business Segment(s)	Approximate Square Feet
Hendersonville, TN	Xtend Healthcare — Revenue Cycle Management	Business Processing; Other	92,000
Reston, VA(3)	Administrative Offices	Federal Education Loans; Consumer Lending; Business Processing; Other	90,000
Newark, DE(4)	Operations Center and Administrative Offices	Federal Education Loans; Consumer Lending; Business Processing; Other	86,000
Austin, TX	Gila MSB — Business Processing	Business Processing; Other	55,000
Wilmington, DE	Headquarters	Federal Education Loans; Consumer Lending; Business Processing; Other	46,000
Herndon, VA(3)	Administrative Offices	Federal Education Loans; Consumer Lending; Business Processing; Other	43,000
San Francisco, CA	Earnest — Loan Originations	Consumer Lending; Other	36,000
Milwaukee, WI	Duncan Solutions — Business Processing	Business Processing; Other	35,000
Moorestown, NJ	Pioneer Credit Recovery —Processing Center	Federal Education Loans; Business Processing	30,000
Guaynabo, PR	Gila MSB Puerto Rico — Business Processing	Business Processing; Other	21,000
Irving, TX	Duncan Solutions — Business Processing	Business Processing; Other	21,000
Salt Lake City, UT	Earnest — Loan Originations	Consumer Lending; Other	14,000

(1)	Approximately 38,000 square feet leased to Fiserv (previously First Data) beginning April 2019.
(2)	GRC and PCR occupied building through July 2019 when GRC business was sold; PCR sole occupant since August 2019.
(3)	Navient relocated from Reston, VA to Herndon, VA leased premises on November 25, 2019. Reston lease expired on 1/31/20 and included approximately 32,000 square feet sublet to Sallie Mae Bank.
(4)	Navient relocated from Newark to Wilmington, DE leased premises on December 31, 2019. Newark lease expires 2/29/20.

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

Certain Cases

During the first quarter of 2016, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. The plaintiffs filed their amended and consolidated complaint in September 2016. In September 2017, the Court granted the Navient defendants’ motion and dismissed the complaint in its entirety with leave to amend. The plaintiffs filed a second amended complaint with the court in November 2017 and the Navient defendants filed a motion to dismiss the second amended complaint in January 2018. In January 2019, the Court granted-in-part and denied-in-part the Navient defendants’ motion to dismiss. The Navient defendants deny the allegations and intend to vigorously defend against the allegation in this lawsuit. Discovery is on-going. Additionally, two putative class actions have been filed in the U.S. District Court for the District of New Jersey captioned Eli Pope v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian Lown, and Melvin Gross v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian M. Lown, both of which allege violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. After the cases were consolidated by the Court in February 2018 under the caption IN RE Navient Corporation Securities Litigation, the plaintiffs filed a consolidated amended complaint in April 2018 and the Company filed a motion to dismiss in June 2018. In December 2019, the Court denied the Company’s motion to dismiss and discovery is expected to commence shortly. The Company continues to deny the allegations and intends to vigorously defend itself.

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

In January 2017, the CFPB initiated a civil action naming Navient Corporation and several of its subsidiaries as defendants alleging violations of Federal and State consumer protection statutes, including the DFPA, FCRA, FDCPA and various state consumer protection laws. The CFPB, Washington Attorney General and Illinois Attorney General lawsuits relate to matters which were covered under the CIDs or the NORA letter discussed above. In addition, various State Attorneys General have filed suits alleging violations of various state and federal consumer protection laws covering matters similar to those covered by the CIDs or the NORA letter.  As stated above, we have denied these allegations and intend to vigorously defend against the allegations in each of these cases. Navient has no reserves related to these matters.

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the terms, conditions and limitations set forth in the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. We have asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for these specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. We expect these various indemnification claims to be resolved at a future date as the cases move toward conclusion. Navient has no reserves related to indemnification matters with SLM BankCo as of December 31, 2019.

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

Item 4.   Mine Safety Disclosures

N/A

PART II.

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ under the symbol NAVI. As of January 31, 2020, there were 193,333,131 shares of our common stock outstanding and 293 holders of record.

The following table presents the high and low sales prices for Navient’s common stock for each quarter within the two most recent fiscal years.

	Sales Price
	High	Low
2019
1st Quarter (Jan 1 — Mar 31, 2019)	$12.90	$8.64
2nd Quarter (May 1 — Jun 30, 2019)	$14.01	$11.69
3rd Quarter (Jul 1 — Sep 30, 2019)	$15.67	$12.24
4th Quarter (Oct 1 — Dec 31, 2019)	$14.64	$11.31
2018
1st Quarter (Jan 1 — Mar 31, 2018)	$14.87	$12.60
2nd Quarter (May 1 — Jun 30, 2018)	$15.03	$12.38
3rd Quarter (Jul 1 — Sep 30, 2018)	$14.48	$12.91
4th Quarter (Oct 1 — Dec 31, 2018)	$13.91	$8.23

We paid quarterly cash dividends on our common stock of $0.16 per share for each quarter of 2018 and 2019.

Issuer Purchases of Equity Securities The following table provides information relating to our purchases of shares of our common stock in the three months ended December 31, 2019.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
Oct 1 – Oct 31, 2019	2.6	$12.41	2.5	$1,047
Nov 1 – Nov 30, 2019	2.3	14.32	2.0	$1,018
Dec 1 – Dec 31, 2019	1.3	14.00	1.3	$1,001
Total fourth quarter	6.2	$13.44	5.8

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	In September 2018, the board authorized a $500 million share repurchase program and in October 2019, the board approved an additional $1 billion multi-year share repurchase program.

Stock Performance

The following performance graph compares the yearly dollar change in our cumulative total shareholder return on our common stock to that of the S&P 400 Financials and the S&P Midcap 400 Index. The graph assumes a base investment of $100 at December 31, 2014 and reinvestment of dividends through December 31, 2019.

Company/Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Navient Corporation	$100.0	$55.3	$83.1	$70.6	$49.1	$80.0
S&P 400 Financials	$100.0	$97.8	$118.1	$137.3	$122.0	$154.0
S&P Midcap 400 Index	$100.0	$105.1	$136.4	$155.4	$130.5	$164.9

Source: Bloomberg Total Return Analysis

Item 6.   Selected Financial Data.

Selected Financial Data 2015-2019

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

	2019	2018	2017	2016	2015
Operating Data:
Net interest income	$1,185	$1,240	$1,412	$1,705	$2,221
Net income:
Continuing operations, net of tax	$597	$395	$292	$681	$983
Discontinued operations, net of tax	—	—	—	—	1
Net income(1)	$597	$395	$292	$681	$984
Basic earnings per common share:
Continuing operations	$2.59	$1.52	$1.06	$2.15	$2.62
Discontinued operations	—	—	—	—	—
Total(1)	$2.59	$1.52	$1.06	$2.15	$2.62
Diluted earnings per common share:
Continuing operations	$2.56	$1.49	$1.04	$2.12	$2.58
Discontinued operations	—	—	—	—	—
Total(1)	$2.56	$1.49	$1.04	$2.12	$2.58
Dividends per common share	$.64	$.64	$.64	$.64	$.64
Return on common stockholders’ equity	18%	11%	8%	18%	25%
Net interest margin	1.24%	1.17%	1.24%	1.38%	1.64%
Return on assets	.63%	.37%	.26%	.55%	.73%
Dividend payout ratio	25%	43%	62%	30%	25%
Average equity/average assets	3.39%	3.34%	3.04%	2.90%	2.82%
Balance Sheet Data:
Education loans, net	$86,820	$94,498	$105,122	$111,070	$122,796
Total assets	$94,903	$104,176	$114,991	$121,136	$134,046
Total borrowings	$90,198	$98,941	$109,783	$114,702	$127,403
Total Navient Corporation stockholders’ equity	$3,336	$3,519	$3,454	$3,699	$3,909
Book value per common share	$15.49	$14.22	$13.13	$12.72	$11.22

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

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows. The discussion that follows is primarily focused on 2019 versus 2018 results. Discussion and analysis of 2018 results compared to 2017 is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 26, 2019.

Selected Historical Financial Information and Ratios

	Years Ended December 31,
(In millions, except per share data)	2019	2018	2017
GAAP Basis
Net income(1)	$597	$395	$292
Diluted earnings per common share(1)	$2.56	$1.49	$1.04
Weighted average shares used to compute diluted earnings per share	233	264	281
Net interest margin, Federal Education Loans segment	.78%	.73%	.81%
Net interest margin, Consumer Lending segment	3.36%	3.32%	3.38%
Return on assets	.63%	.37%	.26%
Ending FFELP Loans, net	$64,575	$72,253	$81,703
Ending Private Education Loans, net	22,245	22,245	23,419
Ending total education loans, net	$86,820	$94,498	$105,122
Average FFELP Loans	$68,271	$76,971	$84,989
Average Private Education Loans	22,512	23,281	23,762
Average total education loans	$90,783	$100,252	$108,751
Core Earnings Basis(2)
Net income(1)	$607	$519	$251
Diluted earnings per common share(1)	$2.60	$1.96	$.89
Adjusted diluted earnings per common share(3)	$2.64	$2.09	$1.79
Weighted average shares used to compute diluted earnings per share	233	264	281
Net interest margin, Federal Education Loans segment	.83%	.83%	.79%
Net interest margin, Consumer Lending segment	3.30%	3.24%	3.33%
Return on assets	.64%	.49%	.22%
Ending FFELP Loans, net	$64,575	$72,253	$81,703
Ending Private Education Loans, net	22,245	22,245	23,419
Ending total education loans, net	$86,820	$94,498	$105,122
Average FFELP Loans	$68,271	$76,971	$84,989
Average Private Education Loans	22,512	23,281	23,762
Average total education loans	$90,783	$100,252	$108,751

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
(3)

Adjusted diluted Core Earnings per share, a non-GAAP financial measure, excludes (1) $12 million, $42 million and $43 million of net restructuring and regulatory-related expenses in 2019, 2018 and 2017, respectively, and (2) the $224 million DTA Remeasurement Loss in 2017. Regulatory expenses for 2019 are net of $30 million in insurance reimbursements for covered costs related to such matters.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the year ended December 31, 2019. We monitor and assess our ongoing operations and results based on the following four reportable operating segments: Federal Education Loans, Consumer Lending, Business Processing and Other.

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

Business Processing Segment

In this segment, Navient performs revenue cycle management and business processing services for over 500 non-education related government and healthcare clients. Our integrated solutions technology and superior data driven approach allows state governments, agencies, court systems, municipalities, and toll authorities (Government Services) to reduce their operating expenses while maximizing revenue opportunities. Healthcare services include revenue cycle outsourcing, accounts receivable management, extended business office support and consulting engagements. We offer customizable solutions for our clients that include hospitals, hospital systems, medical centers, large physician groups and other healthcare providers.

Other

This segment primarily consists of our corporate liquidity portfolio and the repurchase of debt, unallocated expenses of shared services, restructuring/other reorganization expenses, and the deferred tax asset remeasurement loss recognized due to the enactment of the TCJA in the fourth quarter of 2017.

Unallocated expenses of shared services are comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related costs, stock-based compensation expense, and information technology costs related to infrastructure and operations. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters.

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

Federal Education Loans Segment

Net interest income on the FFELP Loans will be the primary source of net income generated by this segment. We expect this portfolio to have an amortization period in excess of 20 years with a 7-year remaining weighted average life. Interest earned on our FFELP Loans is primarily indexed to daily one-month LIBOR and our cost of funds is primarily indexed to rates other than daily one-month LIBOR, creating the possibility of basis and repricing risk related to these assets. The Federal Education Loans segment’s Core Earnings net interest margin was 0.83% in 2019, unchanged from 2018. At December 31, 2019, 90% of our FFELP Loan portfolio was funded to term with non-recourse, long-term securitization debt. As of December 31, 2019, we had $64.6 billion of FFELP Loans outstanding, compared with $72.3 billion outstanding at December 31, 2018.

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

Consumer Lending Segment

Net interest income on the Private Education Loans will be the primary source of net income generated by this segment. We expect this portfolio to have an amortization period in excess of 20 years with a 5-year remaining weighted average life. Interest earned on our Private Education Refinance Loans is generally fixed rate with the related cost of funds generally fixed rate as well. Interest earned on the remaining Private Education Loans is generally indexed to either Prime or one-month LIBOR rates and our cost of funds is primarily indexed to one-month or three-month LIBOR, creating the possibility of basis and repricing risk related to these assets. The Consumer Lending segment’s Core Earnings net interest margin was 3.30% in 2019 compared with 3.24% in 2018. At December 31, 2019, 59% of our Private Education Loan portfolio was funded to term with non-recourse, long-term securitization debt. As of December 31, 2019, we had $22.2 billion of Private Education Loans outstanding, unchanged from December 31, 2018.

Provisions for Loan Losses

Management estimates and maintains an allowance for loan losses at a level sufficient to cover charge-offs expected over the next two years, plus an additional allowance to cover life-of-loan expected losses for loans classified as a troubled debt restructuring (“TDR”). The provision for loan losses increases the related allowance for loan losses. Generally, the provision for loan losses rises when future charge-offs are expected to increase and falls when future charge-offs are expected to decline. Our loss exposure and resulting provision for loan losses is relatively small for FFELP Loans because we generally bear a maximum of 3% loss exposure on defaults. We bear the full credit exposure on our Private Education Loans. Our provision for FFELP Loan losses in our Federal Education Loans segment was $30 million in 2019 compared with $70 million in 2018. The provision for loan losses in our Consumer Lending segment is impacted by risk characteristics, such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months a payment has been made by a customer), underwriting criteria (e.g., credit scores), existence of a cosigner and the current economic environment. Our provision for Private Education Loan losses in our Consumer Lending segment was $226 million in 2019 compared with $299 million in 2018.

Charge-Offs and Delinquencies

When we conclude a loan is uncollectible, the unrecoverable portion of the loan is charged against the allowance for loan losses in the applicable segment. Charge-off data provides relevant information with respect to the performance of our loan portfolios. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency. Excluding the $21 million and $32 million of charge-offs on the receivable for partially charged-off loans in 2019 and 2018, respectively, that occurred as a result of changing the charge-off rate from 80.5% to 81% in third-quarter 2019 and from 79% to 80.5% in third-quarter 2018, the Consumer Lending segment’s charge-offs decreased to $364 million in 2019, down $7 million from $371 million in 2018. Delinquencies are a very important indicator of the potential future credit performance. Private Education Loan delinquencies decreased to $1.0 billion in 2019, down $290 million from 2018. The Federal Education Loans segment’s delinquencies increased to $6.3 billion in 2019, up $232 million from 2018. FFELP Loan charge-offs decreased to $42 million in 2019 compared with $54 million in 2018.

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

Operating Expenses

The operating expenses reported for our Federal Education Loans, Consumer Lending and Business Processing segments are those that are directly attributable to the generation of revenues by those segments. We include unallocated shared services expenses as well as restructuring/other reorganization costs in our Other segment. Unallocated shared services expenses primarily include executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related costs and stock-based compensation expense and certain information technology costs related to infrastructure and operations. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters.

Income Tax Expense

The TCJA, enacted on December 22, 2017, made significant changes to all aspects of income taxation, including a reduction to the corporate federal statutory tax rate.  GAAP required the effects of the TCJA to be recognized in the period the law is enacted, even though the effective date of the law for most provisions is January 1, 2018.  The primary impact to us was the reduction to the corporate federal statutory tax rate from 35% to 21% as of January 1, 2018.  This rate reduction required us to remeasure our deferred tax asset at December 31, 2017, at the 21% corporate federal statutory tax rate and resulted in a DTA Remeasurement Loss of $208 million for GAAP and $224 million for Core Earnings, which is reflected as incremental income tax expense in 2017.  This non-cash remeasurement adjustment is included in the Other segment.  Income tax expense in 2019 and 2018 was significantly benefitted as our corporate federal statutory tax rate was 21% compared to 35% in previous years.

2019 Summary of Results

We report financial results on a GAAP basis and also present certain Core Earnings performance measures. Our management, equity investors, credit rating agencies and debt capital providers use these Core Earnings measures to monitor our business performance. See “Non-GAAP Financial Measures — Core Earnings” of this Item 7 for a further discussion and a complete reconciliation between GAAP net income and Core Earnings.

2019 GAAP net income was $597 million ($2.56 diluted earnings per share), compared with $395 million ($1.49 diluted earnings per share) in the prior year. See “Consolidated Earnings Summary – GAAP Basis” for a discussion of the primary contributors to the change in GAAP earnings between periods.

Core Earnings for the year were $607 million ($2.60 diluted Core Earnings per share), compared with $519 million ($1.96 diluted Core Earnings per share) for 2018. Full-year 2019 and 2018 adjusted diluted Core Earnings per share were $2.64 and $2.09, respectively, excluding restructuring and regulatory-related expenses of $12 million and $42 million, respectively. Regulatory costs for 2019 are net of $30 million in insurance reimbursements for covered costs related to such matters. See “Reportable Segment Earnings Summary – Core Earnings Basis” for a discussion of the primary contributors to the change in Core Earnings between periods.

Highlights of 2019 include:

•	FFELP Loan charge-offs decreased 22% from the prior year;
•	asset recovery revenue in our Federal Education Loans segment increased $67 million (41%) from the prior year;
•	originated $4.9 billion of Private Education Loans, a 75% increase from $2.8 billion in 2018;
•	Private Education Loan delinquency rate declined 22% from the prior year;
•	In our Business Processing segment, EBITDA(1) increased 11% from $44 million to $49 million with an EBITDA margin of 19%;
•	contingent collections receivables inventory in our Business Processing segment increased 3% to $14.9 billion from 2018;
•	repurchased 34.5 million common shares for $440 million;
•	approved a new $1 billion multi-year share repurchase program;
•	paid $147 million in common dividends;
•	issued $2.7 billion of FFELP asset-backed securities (“ABS”) and $4.1 billion of Private Education Loan ABS; and
•	retired $2.0 billion of senior unsecured debt.

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

GAAP Consolidated Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
(Dollars in millions, except per share amounts)	2019	2018	2017	$	%	$	%
Interest income
FFELP Loans	$2,847	$3,027	$2,693	$(180)	(6)%	$334	12%
Private Education Loans	1,731	1,778	1,634	(47)	(3)	144	9
Other loans	2	6	13	(4)	(67)	(7)	(54)
Cash and investments	93	97	43	(4)	(4)	54	126
Total interest income	4,673	4,908	4,383	(235)	(5)	525	12
Total interest expense	3,488	3,668	2,971	(180)	(5)	697	23
Net interest income	1,185	1,240	1,412	(55)	(4)	(172)	(12)
Less: provisions for loan losses	258	370	426	(112)	(30)	(56)	(13)
Net interest income after provisions for loan losses	927	870	986	57	7	(116)	(12)
Other income (loss):
Servicing revenue	240	274	290	(34)	(12)	(16)	(6)
Asset recovery and business processing revenue	488	430	475	58	13	(45)	(9)
Other income	45	17	9	28	165	8	89
Gains on sales of loans and investments	16	—	3	16	100	(3)	(100)
Gains (losses) on debt repurchases	45	19	(3)	26	137	22	(733)
Gains (losses) on derivative and hedging activities, net	22	(38)	22	60	158	(60)	(273)
Total other income	856	702	796	154	22	(94)	(12)
Expenses:
Operating expenses	984	984	966	—	—	18	2
Goodwill and acquired intangible assets impairment and amortization expense	30	47	23	(17)	(36)	24	104
Restructuring/other reorganization expenses	6	13	29	(7)	(54)	(16)	(55)
Total expenses	1,020	1,044	1,018	(24)	(2)	26	3
Income before income tax expense	763	528	764	235	45	(236)	(31)
Income tax expense	166	133	472	33	25	(339)	(72)
Net income	$597	$395	$292	$202	51%	$103	35%
Basic earnings per common share	$2.59	$1.52	$1.06	$1.07	70%	$.46	43%
Diluted earnings per common share	$2.56	$1.49	$1.04	$1.07	72%	$.45	43%
Dividends per common share	$.64	$.64	$.64	$—	—%	$—	—%

Consolidated Earnings Summary — GAAP basis

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

For the year ended December 31, 2019, net income was $597 million, or $2.56 diluted earnings per common share, compared with net income of $395 million, or $1.49 diluted earnings per common share, for the year ended December 31, 2018.

The primary contributors to the increase in net income are as follows:

•

Net interest income decreased by $55 million, primarily as a result of the continued natural paydown of the FFELP and non-refinance Private Education Loan portfolios, which was partially offset by the growth in the Private Education Refinance Loan portfolio and improved cost of funds primarily in the Private Education Loan portfolio.

•	Provisions for loan losses decreased $112 million:
○

The provision for FFELP loan losses decreased $40 million primarily due to a higher temporary charge-off estimate in the year-ago period as a result of an elevated use of disaster forbearance at the end of 2017 and other factors. Outstanding FFELP Loans decreased $7.7 billion from the year-ago period.

○

The provision for Private Education Loan losses decreased $73 million. Loan delinquencies greater than 90 days decreased by $175 million and forbearances decreased by $72 million compared with the year-ago period. Outstanding non-refinance Private Education Loans decreased $3.2 billion from the year-ago period.

•

Servicing revenue decreased $34 million due to a $12 million gain on the sale of third-party guarantor servicing contracts in the year-ago period. The remaining decrease is primarily the result of the natural paydown of the FFELP Loan portfolio serviced for third parties.

•	Asset recovery and business processing revenue increased by $58 million primarily due to higher account resolution.
•

Other income increased $28 million primarily due to a decrease in foreign currency translation losses. The foreign currency translation gains (losses) relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains (losses) are partially offset by the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•	Net gains on sales of loans increased by $16 million, due to the $16 million gain on sale of $412 million of Private Education Refinance Loans in second-quarter 2019.
•

Net gains on debt repurchases increased by $26 million. We repurchased $1.2 billion of debt at a $45 million gain in 2019 compared to $2.8 billion repurchased at a $19 million gain in the year-ago period. Debt repurchase activity fluctuates based on market fundamentals and our liability management strategy. As a result, gains or losses on our debt repurchase activity may vary in future periods.

•

Net gains on derivative and hedging activities increased $60 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

Excluding net regulatory-related costs of $6 million and $29 million, respectively, operating expenses were $978 million and $955 million in 2019 and 2018, respectively. On an adjusted basis, expenses were $25 million lower primarily as a result of ongoing cost-saving initiatives across the Company. Adjusted 2019 expenses exclude $13 million of costs associated with proxy contest matters and $20 million of transition services costs. Adjusted 2018 expenses exclude the release of a $40 million reserve related to the resolution of a contingency, a $9 million one-time fee paid to convert $3 billion of Private Education Loans from a third-party servicer to Navient’s servicing platform and $16 million of transition services costs. Regulatory costs in the current year are net of $30 million in insurance reimbursements for covered costs related to such matters.

•

Acquired intangible asset impairment and amortization expense decreased $17 million primarily as the result of the notice of termination of a contract in our government services reporting unit in the year-ago period which resulted in $16 million of impairment on the related intangible asset.

•

During 2019 and 2018, the Company incurred $6 million and $13 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were due primarily to severance-related costs.

•	The effective income tax rate decreased from 25% to 22% primarily due to an increase in the value of state deferred tax assets and a decrease in state unrecognized tax benefits in the current period.

We repurchased 34.5 million and 17.4 million shares of our common stock during the years ended December 31, 2019 and 2018, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 31 million common shares (or 12%) from the year-ago period.

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

	Year Ended December 31, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$2,907	$1,731	$—	$—	$4,638	$8	$(68)	$(60)	$4,578
Other loans	1	1	—	—	2	—	—	—	2
Cash and investments	50	16	—	27	93	—	—	—	93
Total interest income	2,958	1,748	—	27	4,733	8	(68)	(60)	4,673
Total interest expense	2,376	980	—	161	3,517	6	(35)	(29)	3,488
Net interest income (loss)	582	768	—	(134)	1,216	2	(33)	(31)	1,185
Less: provisions for loan losses	30	228	—	—	258	—	—	—	258
Net interest income (loss) after provisions for loan losses	552	540	—	(134)	958	2	(33)	(31)	927
Other income (loss):
Servicing revenue	229	11	—	—	240	—	—	—	240
Asset recovery and business processing revenue	230	—	258	—	488	—	—	—	488
Other income (loss)	28	1	—	14	43	(41)	65	24	67
Gains on sales of loans	—	16	—	—	16	—	—	—	16
Gains on debt repurchases	—	—	—	33	33	39	(27)	12	45
Total other income (loss)	487	28	258	47	820	(2)	38	36	856
Expenses:
Direct operating expenses	359	156	215	—	730	—	—	—	730
Unallocated shared services expenses	—	—	—	254	254	—	—	—	254
Operating expenses	359	156	215	254	984	—	—	—	984
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	30	30	30
Restructuring/other reorganization expenses	—	—	—	6	6	—	—	—	6
Total expenses	359	156	215	260	990	—	30	30	1,020
Income (loss) before income tax expense (benefit)	680	412	43	(347)	788	—	(25)	(25)	763
Income tax expense (benefit)(2)	155	96	10	(80)	181	—	(15)	(15)	166
Net income (loss)	$525	$316	$33	$(267)	$607	$—	$(10)	$(10)	$597

(1)	Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(31)	$—	$(31)
Total other income (loss)	36	—	36
Goodwill and acquired intangible asset impairment and amortization	—	30	30
Total Core Earnings adjustments to GAAP	$5	$(30)	(25)
Income tax expense (benefit)			(15)
Net income (loss)			$(10)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$3,080	$1,778	$—	$—	$4,858	$17	$(70)	$(53)	$4,805
Other loans	4	2	—	—	6	—	—	—	6
Cash and investments	46	13	—	38	97	—	—	—	97
Total interest income	3,130	1,793	—	38	4,961	17	(70)	(53)	4,908
Total interest expense	2,467	1,013	—	192	3,672	8	(12)	(4)	3,668
Net interest income (loss)	663	780	—	(154)	1,289	9	(58)	(49)	1,240
Less: provisions for loan losses	70	300	—	—	370	—	—	—	370
Net interest income (loss) after provisions for loan losses	593	480	—	(154)	919	9	(58)	(49)	870
Other income (loss):
Servicing revenue	262	12	—	—	274	—	—	—	274
Asset recovery and business processing revenue	163	—	267	—	430	—	—	—	430
Other income (loss)	24	—	—	6	30	(22)	(29)	(51)	(21)
Gains on debt repurchases	—	—	—	9	9	13	(3)	10	19
Total other income (loss)	449	12	267	15	743	(9)	(32)	(41)	702
Expenses:
Direct operating expenses	298	169	229	—	696	—	—	—	696
Unallocated shared services expenses	—	—	—	288	288	—	—	—	288
Operating expenses	298	169	229	288	984	—	—	—	984
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	47	47	47
Restructuring/other reorganization expenses	—	—	—	13	13	—	—	—	13
Total expenses	298	169	229	301	997	—	47	47	1,044
Income (loss) before income tax expense (benefit)	744	323	38	(440)	665	—	(137)	(137)	528
Income tax expense (benefit)(2)	164	71	8	(97)	146	—	(13)	(13)	133
Net income (loss)	$580	$252	$30	$(343)	$519	$—	$(124)	$(124)	$395

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$(49)	$—	$(49)
Total other income (loss)	(41)	—	(41)
Goodwill and acquired intangible asset impairment and amortization	—	47	47
Total Core Earnings adjustments to GAAP	$(90)	$(47)	(137)
Income tax expense (benefit)			(13)
Net income (loss)			$(124)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2017
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$2,679	$1,634	$—	$—	$4,313	$69	$(55)	$14	$4,327
Other loans	13	—	—	—	13	—	—	—	13
Cash and investments	29	5	—	9	43	—	—	—	43
Total interest income	2,721	1,639	—	9	4,369	69	(55)	14	4,383
Total interest expense	2,022	825	—	143	2,990	(8)	(11)	(19)	2,971
Net interest income (loss)	699	814	—	(134)	1,379	77	(44)	33	1,412
Less: provisions for loan losses	44	382	—	—	426	—	—	—	426
Net interest income (loss) after provisions for loan losses	655	432	—	(134)	953	77	(44)	33	986
Other income (loss):
Servicing revenue	280	10	—	—	290	—	—	—	290
Asset recovery and business processing revenue	263	—	212	—	475	—	—	—	475
Other income (loss)	3	—	—	16	19	(77)	89	12	31
Gains on sales of loans	3	—	—	—	3	—	—	—	3
Losses on debt repurchases	—	—	—	(3)	(3)	—	—	—	(3)
Total other income (loss)	549	10	212	13	784	(77)	89	12	796
Expenses:
Direct operating expenses	316	156	187	—	659	—	—	—	659
Unallocated shared services expenses	—	—	—	307	307	—	—	—	307
Operating expenses	316	156	187	307	966	—	—	—	966
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	23	23	23
Restructuring/other reorganization expenses	—	—	—	29	29	—	—	—	29
Total expenses	316	156	187	336	995	—	23	23	1,018
Income (loss) before income tax expense (benefit)	888	286	25	(457)	742	—	22	22	764
Income tax expense (benefit)(2)	321	103	9	58	491	—	(19)	(19)	472
Net income (loss)	$567	$183	$16	$(515)	$251	$—	$41	$41	$292

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$33	$—	$33
Total other income (loss)	12	—	12
Goodwill and acquired intangible asset impairment and amortization	—	23	23
Total Core Earnings adjustments to GAAP	$45	$(23)	22
Income tax expense (benefit)			(19)
Net income (loss)			$41

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment with the impact of the DTA Remeasurement Loss included in the Other segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Core Earnings net income	$607	$519	$251
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	5	(90)	45
Net impact of goodwill and acquired intangible assets	(30)	(47)	(23)
Net income tax effect	15	13	19
Total Core Earnings adjustments to GAAP	(10)	(124)	41
GAAP net income	$597	$395	$292

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Core Earnings derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$22	$(38)	$22
Plus: Gains (losses) on fair value hedging activity included in interest expense	21	—	—
Total gains (losses)	43	(38)	22
Plus: Reclassification of settlement expense (income) on derivative and hedging activities, net(1)	41	22	77
Mark-to-market gains (losses) on derivative and hedging activities, net(2)	84	(16)	99
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	(68)	(70)	(55)
Other derivative accounting adjustments(3)	(11)	(4)	1
Total net impact of derivative accounting	$5	$(90)	$45

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

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(8)	$(17)	$(69)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	6	8	(8)
Net realized gains (losses) on terminated derivative contracts reclassified to other income	(39)	(13)	—
Total reclassifications of settlements on derivative and hedging activities	$(41)	$(22)	$(77)

(2)	“Mark-to-market gains (losses) on derivative and hedging activities, net” is comprised of the following:

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Floor Income Contracts	$(15)	$32	$150
Basis swaps	—	28	(6)
Foreign currency hedges	65	(82)	(25)
Other	34	6	(20)
Total mark-to-market gains (losses) on derivative and hedging activities, net	$84	$(16)	$99

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of December 31, 2019, derivative accounting has decreased GAAP equity by approximately $235 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Beginning impact of derivative accounting on GAAP equity	$(34)	$5	$(90)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	(201)	(39)	95
Ending impact of derivative accounting on GAAP equity	$(235)	$(34)	$5

(1)	Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Total pre-tax net impact of derivative accounting recognized in net income(2)	$5	$(90)	$45
Tax and other impacts of derivative accounting adjustments	(2)	12	(5)
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	(204)	39	55
Net impact of net mark-to-market gains (losses) under derivative accounting	$(201)	$(39)	$95

               (2)        See “Core Earnings derivative adjustments” table above.

Hedging Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into Core Earnings as of the respective year-ends are presented in the table below. These net premiums will be recognized in Core Earnings in future periods. As of December 31, 2019, the remaining amortization term of the net floor premiums was approximately 4 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, mark-to-market gains and losses on these hedges are recorded in accumulated other comprehensive income. Hedged Floor Income from these cash flow hedges that has not been recognized into Core Earnings and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in Core Earnings and GAAP in future periods and is presented net of tax. As of December 31, 2019, the remaining hedged period is approximately 5 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

	December 31,
(Dollars in millions)	2019	2018	2017
Unamortized net Floor premiums (net of tax)	$(76)	$(124)	$(168)
Unrecognized hedged Floor Income related to pay-fixed interest rate swaps (net of tax)	(476)	(615)	(703)
Total hedged Floor Income, net of tax(1)(2)	$(552)	$(739)	$(871)

(1)	$(717) million, $(959) million and $(1.1) billion on a pre-tax basis as of December 31, 2019, 2018 and 2017, respectively.
(2)	Of the $552 million as of December 31, 2019, approximately $191 million, $164 million and $105 million will be recognized as part of Core Earnings in 2020, 2021 and 2022, respectively.

3) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Core Earnings goodwill and acquired intangible asset adjustments	$(30)	$(47)	$(23)

2.   Tangible Net Asset Ratio

This ratio measures the amount of assets available to retire the Company’s unsecured debt.  Management and Navient’s equity investors, credit rating agencies and debt capital investors use this ratio to monitor and make decisions about the appropriate level of unsecured funding. The tangible net asset ratio is calculated as:

(Dollars in billions)	December 31, 2019	December 31, 2018
GAAP assets	$94.9	$104.2
Less:
Goodwill and acquired intangible assets	.8	.8
Secured debt	80.7	87.8
Other liabilities, adjustments for the impact of derivative accounting under GAAP and unamortized net floor premiums	.9	1.1
Tangible net assets	$12.5	$14.5
Divided by:
Unsecured debt (par)	$9.6	$11.6
Tangible net asset ratio	1.30x	1.25x

3.   Earnings before Interest, Taxes, Depreciation and Amortization Expense (“EBITDA”)

This metric measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses.  EBITDA for the Business Processing segment is calculated as:

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Pre-tax income	$43	$38	$25
Plus:
Depreciation and amortization expense(1)	6	6	3
EBITDA	$49	$44	$28
Divided by:
Total revenue	$258	$267	$212
EBITDA margin	19%	17%	13%

(1)	There is no interest expense in this segment.

Reportable Segment Earnings Summary — Core Earnings Basis

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Interest income:
FFELP Loans	$2,907	$3,080	$2,679	(6)%	15%
Other loans	1	4	13	(75)	(69)
Cash and investments	50	46	29	9	59
Total interest income	2,958	3,130	2,721	(5)	15
Total interest expense	2,376	2,467	2,022	(4)	22
Net interest income	582	663	699	(12)	(5)
Less: provision for loan losses	30	70	44	(57)	59
Net interest income after provision for loan losses	552	593	655	(7)	(9)
Other income (loss):
Servicing revenue	229	262	280	(13)	(6)
Asset recovery and business processing revenue	230	163	263	41	(38)
Other income	28	24	3	17	700
Gains on sales of loans and investments	—	—	3	—	(100)
Total other income	487	449	549	8	(18)
Direct operating expenses	359	298	316	20	(6)
Income before income tax expense	680	744	888	(9)	(16)
Income tax expense	155	164	321	(5)	(49)
Core Earnings	$525	$580	$567	(9)%	2%

Highlights of 2019 vs. 2018

•	Core Earnings were $525 million compared to $580 million in 2018.
•	Net interest income decreased $81 million primarily due to the continued natural paydown of the portfolio.
•	Provision for loan losses decreased $40 million. Charge-offs declined 22% to $42 million from 2018.
•	Total other income increased $38 million primarily due to a $67 million (41%) increase in asset recovery revenue, primarily as a result of higher account resolution.
•

On an adjusted basis, expenses increased $17 million primarily due to the increase in asset recovery revenue. Adjusted 2019 expenses exclude $20 million of transition services costs and adjusted 2018 expenses exclude $16 million of transition services costs and the release of a $40 million reserve related to the resolution of a contingency.

•	The Company acquired $445 million of FFELP Loans in 2019.

Core Earnings key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Segment net interest margin	.83%	.83%	.79%
FFELP Loans:
FFELP Loan spread	.89%	.90%	.87%
Provision for loan losses	$30	$70	$42
Charge-offs	$42	$54	$49
Charge-off rate	.07%	.09%	.07%
Total delinquency rate	11.7%	10.2%	12.7%
Greater than 90-day delinquency rate	5.8%	5.3%	6.2%
Forbearance rate	12.2%	12.3%	11.2%

(Dollars in billions)
Number of accounts serviced for ED (in millions)	5.6	5.9	6.1
Total federal loans serviced	$287	$292	$296
Contingent collections receivables inventory	$19.0	$28.3	$15.0

Segment Net Interest Margin

The following table includes the Core Earnings basis Federal Education Loans segment net interest margin along with reconciliation to the GAAP basis segment net interest margin.

	Years Ended December 31,
	2019	2018	2017
FFELP Loan yield	3.79%	3.57%	2.69%
Hedged Floor Income	.42	.40	.38
Unhedged Floor Income	.05	.03	.08
FFELP Loan net yield	4.26	4.00	3.15
FFELP Loan cost of funds	(3.37)	(3.10)	(2.28)
FFELP Loan spread	.89	.90	.87
Other interest-earning asset spread impact	(.06)	(.07)	(.08)
Core Earnings basis segment net interest margin(1)	.83%	.83%	.79%

Core Earnings basis segment net interest margin(1)	.83%	.83%	.79%
Adjustment for GAAP accounting treatment(2)	(.05)	(.10)	.02
GAAP-basis segment net interest margin(1)	.78%	.73%	.81%

(1)	The average balances of our FFELP Loan Core Earnings basis interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
FFELP Loans	$68,271	$76,971	$84,989
Other interest-earning assets	2,297	2,640	3,376
Total FFELP Loan Core Earnings basis interest- earning assets	$70,568	$79,611	$88,365

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income, the reversal of the amortization of premiums received on Floor Income Contracts, and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “Non-GAAP Financial Measures — Core Earnings” above.

The Company acquired $445 million of FFELP Loans in 2019. As of December 31, 2019, our FFELP Loan portfolio totaled $64.6 billion, comprised of $21.7 billion of FFELP Stafford Loans and $42.9 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of December 31, 2019 was 5 years and 7 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 8% and 4%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after December 31, 2019 and 2018, based on interest rates as of those dates.

(Dollars in billions)	December 31, 2019	December 31, 2018
Education loans eligible to earn Floor Income	$64.0	$71.6
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(29.1)	(32.7)
Less: economically hedged Floor Income	(17.9)	(19.9)
Education loans eligible to earn Floor Income after rebates and economically hedged	$17.0	$19.0
Education loans earning Floor Income	$9.1	$1.8

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period January 1, 2020 to December 31, 2024.

(Dollars in billions)	2020	2021	2022	2023	2024
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$17.7	$12.6	$11.0	$6.5	$.9

FFELP Provision for Loan Losses

The provision for FFELP Loan losses was $30 million in 2019, down $40 million from 2018 due to a higher temporary charge-off estimate in the year-ago period as a result of an elevated use of disaster forbearance at the end of 2017 and other factors. Outstanding FFELP Loans decreased $7.7 billion from the year-ago period.

Servicing Revenue

Servicing revenue decreased $33 million in 2019 due to a $12 million gain on the sale of third-party guarantor servicing contracts in 2018. The remaining decrease is primarily the result of the natural paydown of the FFELP Loan portfolio serviced for third parties.

The Company services loans for approximately 5.6 million customer accounts under its ED servicing contract as of December 31, 2019, compared with 5.9 million and 6.1 million customer accounts serviced as of December 31, 2018 and 2017, respectively. Third-party loan servicing fees in 2019, 2018 and 2017 included $147 million, $148 million and $150 million, respectively, of servicing revenue related to the ED servicing contract.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue increased $67 million in 2019 compared to 2018 primarily as a result of higher account resolution.

Operating Expenses

Operating expenses for the Federal Education Loans segment include costs incurred to acquire FFELP Loans and perform servicing and asset recovery activities on our FFELP Loan portfolio, federal education loans held by ED and other institutions. On an adjusted basis, expenses were $17 million higher in 2019 compared with 2018 primarily as a result of increased asset recovery revenue. Adjusted 2019 expenses exclude $20 million in transition services costs and adjusted 2018 expenses exclude $16 million in transition services costs and the release of a $40 million contingency reserve.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Interest income:
Private Education Loans	$1,731	$1,778	$1,634	(3)%	9%
Other Loans	1	2	—	(50)	100
Cash and investments	16	13	5	23	160
Interest income	1,748	1,793	1,639	(3)	9
Interest expense	980	1,013	825	(3)	23
Net interest income	768	780	814	(2)	(4)
Less: provision for loan losses	228	300	382	(24)	(21)
Net interest income after provision for loan losses	540	480	432	13	11
Other income (loss):
Servicing revenue	11	12	10	(8)	20
Other income	1	—	—	100	—
Gains on sales of loans	16	—	—	100	—
Total other income	28	12	10	133	20
Direct operating expenses	156	169	156	(8)	8
Income before income tax expense	412	323	286	28	13
Income tax expense	96	71	103	35	(31)
Core Earnings	$316	$252	$183	25%	38%

Highlights of 2019 vs. 2018

•	Originated $4.9 billion of Private Education Loans, a 75% increase from $2.8 billion in 2018.
•	Core Earnings were $316 million compared to $252 million in 2018.
•

Net interest income decreased $12 million primarily due to the continued natural paydown of the non-refinance Private Education Loan portfolio, which was partially offset by the growth in the Private Education Refinance Loan portfolio and improved cost of funds.

•	Provision for Private Education Loan losses decreased $73 million. Private Education Loan performance results include:
o

Excluding the $21 million and $32 million, respectively, related to the change in the portion of the loan amount charged off at default, charge-offs were $364 million, down $7 million from $371 million in 2018.

o	Private Education Loan delinquencies greater than 90-days: $439 million, down $175 million from $614 million in 2018.
o	Private Education Loan delinquencies greater than 30-days: $1.0 billion, down $290 million from $1.3 billion in 2018.
o	Private Education Loan forbearances: $604 million, down $72 million from $676 million in 2018.
•	Gains on sales of loans increased by $16 million due to the $16 million gain on sale of $412 million of Private Education Refinance Loans in second-quarter 2019.
•

Adjusted expenses were $4 million lower primarily as a result of ongoing cost-saving initiatives across the Company. Adjusted 2018 expenses exclude a $9 million one-time fee paid to convert $3 billion of Private Education Loans from a third-party servicer to Navient’s servicing platform.

Core Earnings key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Segment net interest margin	3.30%	3.24%	3.33%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.52%	3.49%	3.54%
Provision for loan losses	$226	$299	$382
Charge-offs(1)	$364	$371	$443
Charge-off rate(1)	1.7%	1.7%	2.0%
Total delinquency rate	4.6%	5.9%	5.8%
Greater than 90-day delinquency rate	2.0%	2.8%	2.6%
Forbearance rate	2.7%	3.0%	3.8%
Private Education Refinance Loans:
Charge-offs	$3	$.2	$—
Greater than 90-day delinquency rate	—%	—%	—%
Average balance of Private Education Refinance Loans	$4,669	$1,902	$121
Ending balance of Private Education Refinance Loans	$6,423	$3,212	$761
Private Education Refinance Loan originations	$4,893	$2,800	$233

(1)

Excludes the $21 million and $32 million of charge-offs in 2019 and 2018, respectively, on the receivable for partially charged-off loans that occurred as a result of changing the charge-off rate from 80.5% to 81% and 79% to 80.5% in third-quarters 2019 and 2018, respectively.

Segment Net Interest Margin

The following table shows the Core Earnings basis Consumer Lending segment net interest margin along with reconciliation to the GAAP basis segment net interest margin before provision for loan losses.

	Years Ended December 31,
	2019	2018	2017
Private Education Loan yield	7.69%	7.64%	6.88%
Private Education Loan cost of funds	(4.17)	(4.15)	(3.34)
Private Education Loan spread	3.52	3.49	3.54
Other interest-earning asset spread impact	(.22)	(.25)	(.21)
Core Earnings basis segment net interest margin(1)	3.30%	3.24%	3.33%

Core Earnings basis segment net interest margin(1)	3.30%	3.24%	3.33%
Adjustment for GAAP accounting treatment(2)	.06	.08	.05
GAAP basis segment net interest margin(1)	3.36%	3.32%	3.38%

(1)	The average balances of our Private Education Loan Core Earnings basis interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Private Education Loans	$22,512	$23,281	$23,762
Other interest-earning assets	772	824	651
Total Private Education Loan Core Earnings basis interest-earning assets	$23,284	$24,105	$24,413

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see the section titled “Non-GAAP Financial Measures – Core Earnings.”

As of December 31, 2019, our Private Education Loan portfolio totaled $22.2 billion. The weighted-average life of this portfolio as of December 31, 2019 was 5 years assuming a CPR of 9%.

Private Education Loan Provision for Loan Losses

Allowance for Private Education Loan Losses

Our allowance for Private Education Loan losses does not include Purchased Credit Impaired (“PCI”) loans as those loans are separately reserved for, as needed. No allowance for loan losses has been established for these loans as of December 31, 2019. Related to the $2.8 billion of Purchased Non-Credit Impaired Loans acquired in 2017 at a discount, there is no allowance for loan losses established as of December 31, 2019, as the remaining purchased discount associated with the Private Education Loans of $268 million as of December 31, 2019 remains greater than the incurred losses. However, in accordance with our policy, there was $14 million, $16 million and $9 million of both charge-offs and provision recorded for Purchased Non-Credit Impaired Loans in 2019, 2018 and 2017, respectively.

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Allowance at beginning of period	$1,201	$1,297	$1,351
Provision for Private Education Loan losses:
Purchased Non-Credit Impaired Loans, acquired at a discount	14	16	9
Remaining loans	212	283	373
Total provision	226	299	382
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(1)	(21)	(32)	—
Net charge-offs remaining(2)	(364)	(371)	(443)
Total charge-offs(2)	(385)	(403)	(443)
Reclassification of interest reserve(3)	7	8	7
Loan sales	(1)	—	—
Allowance at end of period	$1,048	$1,201	$1,297
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(1)	1.7%	1.7%	2.0%
Net adjustment resulting from the change in the charge-off rate as a percentage of average loans in repayment (annualized)(1)	.1%	.1%	—%
Allowance coverage of net charge-offs (annualized)	2.7	3.0	2.9
Allowance as a percentage of ending total loans	4.4%	5.0%	5.1%
Allowance as a percentage of ending loans in repayment	4.7%	5.5%	5.7%
Ending total loans(4)	$23,910	$24,205	$25,640
Average loans in repayment	$21,859	$22,312	$22,342
Ending loans in repayment	$22,089	$22,037	$22,924

(1)

In 2018, the portion of the loan amount charged off at default increased from 79% to 80.5% and in 2019, it increased from 80.5% to 81%. These changes resulted in a $21 million and $32 million reduction to the balance of the receivable for partially charged-off loans in 2019 and 2018, respectively.

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

In establishing the allowance for Private Education Loan losses as of December 31, 2019, we considered several factors with respect to our Private Education Loan portfolio. Excluding the $21 million and $32 million related to changing the charge-off rate on defaulted loans, charge-offs decreased $7 million. Loan delinquencies greater than 90 days decreased by $175 million and forbearances decreased by $72 million compared with 2018. Outstanding non-Refinance Private Education Loans decreased $3.2 billion from 2018. These factors primarily resulted in the $73 million decrease in provision.

Operating Expenses

Operating expenses for our Consumer Lending segment include costs incurred to originate, acquire, service and collect on our consumer loan portfolio. On an adjusted basis, expenses in 2019 were $4 million lower than 2018 primarily as a result of ongoing cost-saving initiatives across the Company. Adjusted 2018 expenses exclude a $9 million one-time fee paid to convert $3 billion of Private Education Loans from a third-party servicer to Navient’s servicing platform.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Business processing revenue	$258	$267	$212	(3)%	26%
Direct operating expenses	215	229	187	(6)	22
Income before income tax expense	43	38	25	13	52
Income tax expense	10	8	9	25	(11)
Core Earnings	$33	$30	$16	10%	88%

Highlights of 2019 vs. 2018

•	Core Earnings were $33 million compared to $30 million in 2018.
•	EBITDA was $49 million, up 11% from 2018 with the EBITDA margin increasing 12% from 17% in 2018 to 19% in 2019.
•	The increase in Core Earnings and EBITDA is primarily from reduced expenses in connection with efficiency initiatives.
•	Revenue declined $9 million from 2018 primarily as a result of contract terminations.
•	Contingent collections receivables inventory increased 3% to $14.9 billion from 2018 as a result of new placements.

Key segment metrics are as follows:

	As of December 31,
(Dollars in billions)	2019	2018	2017
Revenue from government services	$154	$174	$134
Revenue from healthcare services	104	93	78
Total fee revenue	$258	$267	$212
EBITDA(1)	$49	$44	$28
EBITDA Margin(1)	19%	17%	13%
Contingent collections receivables inventory (in billions)	$14.9	$14.4	$11.4

(1)	See “Non-GAAP Financial Measures – Earnings before Interest, Taxes, Depreciation and Amortization Expense

(‘EBITDA’)” for an explanation and reconciliation of these metrics.

Other Segment

The following table includes Core Earnings results for our Other segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net interest loss after provision for loan losses	$(134)	$(154)	$(134)	(13)%	15%
Other income (loss):
Other income	14	6	16	133	(63)
Gains (losses) on debt repurchases	33	9	(3)	267	(400)
Total other income	47	15	13	213	15
Expenses:
Unallocated shared services expenses:
Unallocated information technology costs	80	98	116	(18)	(16)
Unallocated corporate costs	174	190	191	(8)	(1)
Total unallocated shared services expenses	254	288	307	(12)	(6)
Restructuring/other reorganization expenses	6	13	29	(54)	(55)
Total expenses	260	301	336	(14)	(10)
Loss before income tax expense (benefit)	(347)	(440)	(457)	(21)	(4)
Income tax expense (benefit)	(80)	(97)	58	(18)	(267)
Core Earnings (loss)	$(267)	$(343)	$(515)	(22)%	(33)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The decrease in the net interest loss is a result of the decrease in the size of the corporate liquidity portfolio primarily in connection with a decreasing unsecured debt balance.

Gains (Losses) on Debt Repurchases

We repurchased $1.2 billion and $2.8 billion of unsecured debt in 2019 and 2018, respectively. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

Unallocated Shared Services Expenses

Unallocated shared services expenses are comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related costs, stock-based compensation expense, and information technology costs related to infrastructure and operations. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with regulatory matters. On an adjusted basis, expenses were $235 million in 2019 compared to $259 million in 2018. This $24 million decrease is primarily a result of ongoing cost-savings initiatives across the Company. Adjusted expenses exclude $6 million and $29 million of regulatory-related costs in 2019 and 2018, respectively, and $13 million of costs associated with proxy contest matters in 2019.

Restructuring/Other Reorganization Expenses

During 2019 and 2018, the Company incurred $6 million and $13 million, respectively, of restructuring/other reorganization expense in connection with an effort to reduce costs and improve operating efficiency. The charges were due primarily to severance-related costs.

Income Tax Expense

The TCJA, enacted on December 22, 2017, made significant changes to all aspects of income taxation, including a reduction to the corporate federal statutory tax rate.  GAAP required the effects of the TCJA to be recognized in the period the law is enacted, even though the effective date of the law for most provisions is January 1, 2018.  The primary impact to us was the reduction to the corporate federal statutory tax rate from 35% to 21% as of January 1, 2018.  This rate reduction required us to remeasure our deferred tax asset at December 31, 2017, at the 21% corporate federal statutory tax rate and resulted in a DTA Remeasurement Loss of $208 million for GAAP and $224 million for Core Earnings, which is reflected as incremental income tax expense in 2017.  This non-cash remeasurement adjustment is included in the Other segment.  Because the federal corporate income tax rate was reduced from 35% to 21%, we have experienced a significant reduction in our income tax expense in 2019 and 2018.

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

	Years Ended December 31,
	2019		2018		2017
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$68,271	4.17%	$76,971	3.93%	$84,989	3.17%
Private Education Loans	22,512	7.69	23,281	7.64	23,762	6.88
Other loans	28	8.55	75	7.68	130	10.33
Cash and investments	4,549	2.04	5,447	1.77	5,159	.82
Total interest-earning assets	95,360	4.90%	105,774	4.64%	114,040	3.84%
Non-interest-earning assets	3,357		3,601		3,852
Total assets	$98,717		$109,375		$117,892
Average Liabilities and Equity
Short-term borrowings	$6,944	4.31%	$4,833	4.61%	$3,194	3.85%
Long-term borrowings	86,924	3.67	99,195	3.47	109,088	2.61
Total interest-bearing liabilities	93,868	3.72%	104,028	3.52%	112,282	2.65%
Non-interest-bearing liabilities	1,487		1,663		2,004
Equity	3,362		3,684		3,606
Total liabilities and equity	$98,717		$109,375		$117,892
Net interest margin		1.24%		1.17%		1.24%
Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase	Change Due To
(Dollars in millions)	(Decrease)	Rate	Volume
2019 vs. 2018
Interest income	$(235)	$266	$(501)
Interest expense	(180)	191	(371)
Net interest income	$(55)	$75	$(130)
2018 vs. 2017
Interest income	$525	$859	$(334)
Interest expense	697	928	(231)
Net interest income	$(172)	$(69)	$(103)

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net

	December 31, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$41	$—	$41	$19	$60
Grace, repayment and other(2)	21,387	42,666	64,053	23,303	87,356
Total, gross	21,428	42,666	64,094	23,322	87,416
Unamortized premium/(discount)	337	208	545	(617)	(72)
Receivable for partially charged-off loans	—	—	—	588	588
Allowance for loan losses	(42)	(22)	(64)	(1,048)	(1,112)
Total education loan portfolio	$21,723	$42,852	$64,575	$22,245	$86,820
% of total FFELP	34%	66%	100%
% of total	25%	49%	74%	26%	100%

	December 31, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$59	$—	$59	$31	$90
Grace, repayment and other(2)	24,249	47,422	71,671	23,500	95,171
Total, gross	24,308	47,422	71,730	23,531	95,261
Unamortized premium/(discount)	377	222	599	(759)	(160)
Receivable for partially charged-off loans	—	—	—	674	674
Allowance for loan losses	(44)	(32)	(76)	(1,201)	(1,277)
Total education loan portfolio	$24,641	$47,612	$72,253	$22,245	$94,498
% of total FFELP	34%	66%	100%
% of total	26%	50%	76%	24%	100%

	December 31, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$88	$—	$88	$54	$142
Grace, repayment and other(2)	27,949	53,060	81,009	24,826	105,835
Total, gross	28,037	53,060	81,097	24,880	105,977
Unamortized premium/(discount)	407	259	666	(924)	(258)
Receivable for partially charged-off loans	—	—	—	760	760
Allowance for loan losses	(35)	(25)	(60)	(1,297)	(1,357)
Total education loan portfolio	$28,409	$53,294	$81,703	$23,419	$105,122
% of total FFELP	35%	65%	100%
% of total	27%	51%	78%	22%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

	December 31, 2016
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$148	$—	$148	$104	$252
Grace, repayment and other(2)	31,700	55,070	86,770	24,229	110,999
Total, gross	31,848	55,070	86,918	24,333	111,251
Unamortized premium/(discount)	510	369	879	(457)	422
Receivable for partially charged-off loans	—	—	—	815	815
Allowance for loan losses	(39)	(28)	(67)	(1,351)	(1,418)
Total education loan portfolio	$32,319	$55,411	$87,730	$23,340	$111,070
% of total FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

	December 31, 2015
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$259	$—	$259	$216	$475
Grace, repayment and other(2)	36,016	59,118	95,134	27,299	122,433
Total, gross	36,275	59,118	95,393	27,515	122,908
Unamortized premium/(discount)	627	460	1,087	(531)	556
Receivable for partially charged-off loans	—	—	—	881	881
Allowance for loan losses	(48)	(30)	(78)	(1,471)	(1,549)
Total education loan portfolio	$36,854	$59,548	$96,402	$26,394	$122,796
% of total FFELP	38%	62%	100%
% of total	30%	48%	78%	22%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount)

	Year Ended December 31, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$23,198	$45,073	$68,271	$22,512	$90,783
% of FFELP	34%	66%	100%
% of total	25%	50%	75%	25%	100%

	Year Ended December 31, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$26,612	$50,359	$76,971	$23,281	$100,252
% of FFELP	35%	65%	100%
% of total	27%	50%	77%	23%	100%

	Year Ended December 31, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$30,462	$54,527	$84,989	$23,762	$108,751
% of FFELP	36%	64%	100%
% of total	28%	50%	78%	22%	100%

Education Loan Activity

	Year Ended December 31, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$24,641	$47,612	$72,253	$22,245	$94,498
Acquisitions (originations and purchases)(1)	210	226	436	4,975	5,411
Capitalized interest and premium/discount amortization	754	775	1,529	337	1,866
Refinancings and consolidations to third parties	(1,432)	(1,618)	(3,050)	(618)	(3,668)
Repayments and other	(2,450)	(4,143)	(6,593)	(4,694)	(11,287)
Ending balance	$21,723	$42,852	$64,575	$22,245	$86,820

	Year Ended December 31, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$28,409	$53,294	$81,703	$23,419	$105,122
Acquisitions (originations and purchases)	408	344	752	2,900	3,652
Capitalized interest and premium/discount amortization	871	856	1,727	395	2,122
Refinancings and consolidations to third parties	(1,925)	(2,065)	(3,990)	(792)	(4,782)
Repayments and other	(3,122)	(4,817)	(7,939)	(3,677)	(11,616)
Ending balance	$24,641	$47,612	$72,253	$22,245	$94,498

	Year Ended December 31, 2017
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$32,319	$55,411	$87,730	$23,340	$111,070
Acquisitions (originations and purchases)	1,195	4,358	5,553	3,670	9,223
Capitalized interest and premium/discount amortization	916	968	1,884	376	2,260
Refinancings and consolidations to third parties	(2,561)	(2,711)	(5,272)	(692)	(5,964)
Repayments and other	(3,460)	(4,732)	(8,192)	(3,275)	(11,467)
Ending balance	$28,409	$53,294	$81,703	$23,419	$105,122

(1)	Includes the origination of $1.0 billion of Private Education Refinance Loans that refinanced FFELP and Private Education Loans that were on our balance sheet.

Education Loan Allowance for Loan Losses Activity

	December 31, 2019			December 31, 2018			December 31, 2017
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$76	$1,201	$1,277	$60	$1,297	$1,357	$67	$1,351	$1,418
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	(21)	(21)	—	(32)	(32)	—	—	—
Net charge-offs remaining(2)	(42)	(364)	(406)	(54)	(371)	(425)	(49)	(443)	(492)
Total net charge-offs	(42)	(385)	(427)	(54)	(403)	(457)	(49)	(443)	(492)
Loan sales	—	(1)	(1)	—	—	—	—	—	—
Plus:
Provision for loan losses	30	226	256	70	299	369	42	382	424
Reclassification of interest reserve(3)	—	7	7	—	8	8	—	7	7
Ending balance	$64	$1,048	$1,112	$76	$1,201	$1,277	$60	$1,297	$1,357
Percent of total	6%	94%	100%	6%	94%	100%	4%	96%	100%
Troubled debt restructuring(4)	$—	$9,594	$9,594	$—	$10,326	$10,326	$—	$10,890	$10,890

	December 31, 2016			December 31, 2015
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Balance at beginning of period	$78	$1,471	$1,549	$93	$1,916	$2,009
Less:
Net adjustment resulting from the change in the charge-off rate(1)	—	—	—	—	(330)	(330)
Net charge-offs remaining(2)	(54)	(513)	(567)	(61)	(659)	(720)
Total net charge-offs	(54)	(513)	(567)	(61)	(989)	(1,050)
Loan sales	—	—	—	—	(5)	(5)
Plus:
Provision for loan losses	43	383	426	46	538	584
Reclassification of interest reserve(3)	—	10	10	—	11	11
Ending balance	$67	$1,351	$1,418	$78	$1,471	$1,549
Percent of total	5%	95%	100%	5%	95%	100%
Troubled debt restructuring(4)	$—	$11,119	$11,119	$—	$10,898	$10,898

(1)

In 2019, 2018 and 2015, the portion of the loan amount charged off at default on Private Education Loans increased from 80.5% to 81%, from 79% to 80.5% and from 73% to 79%, respectively. These changes resulted in a $21 million, $32 million and $330 million reduction to the balance of the receivable for partially charged-off loans in 2019, 2018 and 2015, respectively.

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

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance

	FFELP Loan Delinquencies
	December 31,
	2019		2018		2017
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,114		$3,793		$4,711
Loans in forbearance(2)	7,442		8,386		8,533
Loans in repayment and percentage of each status:
Loans current	47,255	88.3%	53,500	89.8%	59,264	87.3%
Loans delinquent 31-60 days(3)	2,094	3.9	1,964	3.4	2,638	3.9
Loans delinquent 61-90 days(3)	1,082	2.0	910	1.5	1,763	2.6
Loans delinquent greater than 90 days(3)	3,107	5.8	3,177	5.3	4,188	6.2
Total FFELP Loans in repayment	53,538	100%	59,551	100%	67,853	100%
Total FFELP Loans, gross	64,094		71,730		81,097
FFELP Loan unamortized premium	545		599		666
Total FFELP Loans	64,639		72,329		81,763
FFELP Loan allowance for losses	(64)		(76)		(60)
FFELP Loans, net	$64,575		$72,253		$81,703
Percentage of FFELP Loans in repayment		83.5%		83.0%		83.7%
Delinquencies as a percentage of FFELP Loans in repayment		11.7%		10.2%		12.7%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.2%		12.3%		11.2%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Allowance at beginning of period	$76	$60	$67
Provision for FFELP Loan losses	30	70	42
Charge-offs	(42)	(54)	(49)
Allowance at end of period	$64	$76	$60
Charge-offs as a percentage of average loans in repayment	.07%	.09%	.07%
Allowance coverage of charge-offs	1.5	1.4	1.2
Allowance as a percentage of ending total loans, gross	.10%	.11%	.07%
Allowance as a percentage of ending loans in repayment	.12%	.13%	.09%
Ending total loans, gross	$64,094	$71,730	$81,097
Average loans in repayment	$55,978	$62,927	$68,318
Ending loans in repayment	$53,538	$59,551	$67,853

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance

	Private Education Loan Delinquencies
	December 31,
	2019		2018		2017
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$629		$818		$1,061
Loans in forbearance(2)	604		676		895
Loans in repayment and percentage of each status:
Loans current	21,083	95.4%	20,741	94.1%	21,590	94.2%
Loans delinquent 31-60 days(3)	349	1.6	415	1.9	471	2.0
Loans delinquent 61-90 days(3)	218	1.0	267	1.2	266	1.2
Loans delinquent greater than 90 days(3)	439	2.0	614	2.8	597	2.6
Total Private Education Loans in repayment	22,089	100%	22,037	100%	22,924	100%
Total Private Education Loans, gross	23,322		23,531		24,880
Private Education Loan unamortized discount	(617)		(759)		(924)
Total Private Education Loans	22,705		22,772		23,956
Private Education Loan receivable for partially charged-off loans	588		674		760
Private Education Loan allowance for losses	(1,048)		(1,201)		(1,297)
Private Education Loans, net	$22,245		$22,245		$23,419
Percentage of Private Education Loans in repayment		94.7%		93.7%		92.1%
Delinquencies as a percentage of Private Education Loans in repayment		4.6%		5.9%		5.8%
Loans in forbearance as a percentage of loans in repayment and forbearance		2.7%		3.0%		3.8%
Percentage of Private Education Loans with a cosigner		47%		56%		63%

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

The following table summarizes the activity in the receivable for partially charged-off loans.

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Receivable at beginning of period	$674	$760	$815
Expected future recoveries of current period defaults(1)	74	89	110
Recoveries(2)	(126)	(139)	(155)
Charge-offs(3)	(34)	(36)	(10)
Receivable at end of period	$588	$674	$760

(1)	Represents our estimate of the amount to be collected in the future.
(2)	Current period cash collections.
(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. In addition, in 2019 and 2018, the portion of the loan amount charged off at default increased from 80.5% to 81% and 79% to 80.5%, respectively. This change resulted in a $21 million and $32 million reduction to the balance of the receivable for partially charged-off loans in 2019 and 2018, respectively. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

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

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt that totaled $9.5 billion at December 31, 2019. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $1.1 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan and Private Education Refinance Loan portfolios, the predictable operating cash flows provided by operating activities ($1.0 billion in 2019), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans. We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We repurchased 34.5 million common shares for $440 million in 2019 and have $1 billion of remaining share repurchase authority as of December 31, 2019.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	December 31, 2019	December 31, 2018
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,233	$1,286
Unencumbered FFELP Loans	319	332
Unencumbered Private Education Refinance Loans	414	246
Total GAAP and Core Earnings basis	$1,966	$1,864

Average Balances

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,261	$1,672	$1,234
Unencumbered FFELP Loans	433	705	960
Unencumbered Private Education Refinance Loans	670	290	60
Total GAAP and Core Earnings basis	$2,364	$2,667	$2,254

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under our FFELP Loan asset-backed commercial paper (“ABCP”) facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of December 31, 2019 and 2018, the maximum additional capacity under these facilities was $867 million and $752 million, respectively. For the years ended December 31, 2019, 2018 and 2017, the average maximum additional capacity under these facilities was $1.3 billion, $2.0 billion and $2.8 billion, respectively. As of December 31, 2019, the maturity dates of these facilities ranged from November 2020 to April 2021.

Liquidity may also be available from our Private Education Loan ABCP facilities. Maximum borrowing capacity under these facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered Private Education Loans. As of December 31, 2019 and 2018, the maximum additional capacity under these facilities was $384 million and $635 million, respectively. For the years ended December 31, 2019, 2018 and 2017, the average maximum additional capacity under these facilities was $1.0 billion, $714 million and $373 million, respectively. As of December 31, 2019, the maturity dates of these facilities ranged from June 2020 to December 2021.

At December 31, 2019, we had a total of $5.6 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $3.0 billion of our unencumbered tangible assets of which $2.6 billion and $319 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of December 31, 2019, we had $7.5 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Since the fourth quarter of 2015, we have closed on $4.2 billion of Private Education Loan ABS repurchase facilities with $2.3 billion outstanding as of December 31, 2019. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

(Dollars in billions)	December 31, 2019	December 31, 2018
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.3	$4.6
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	3.2	4.8
Tangible unencumbered assets(1)	5.6	5.7
Senior unsecured debt	(9.5)	(11.5)
Mark-to-market on unsecured hedged debt(2)	(.4)	(.1)
Other liabilities, net	(.6)	(.7)
Total tangible equity — GAAP Basis(1)	$2.6	$2.8

(1)	At December 31, 2019 and 2018, excludes goodwill and acquired intangible assets, net, of $757 million and $786 million, respectively.
(2)

At December 31, 2019 and 2018, there were $332 million and $51 million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).

2019 Financing Transactions

During 2019, Navient issued $2.7 billion in FFELP Loan ABS, $1.1 billion in Private Education Loan ABS and $3.0 billion in Private Education Refinance Loan ABS.

Shareholder Distributions

During 2019, we paid $147 million in common stock dividends ($0.64 per share).

We repurchased 34.5 million shares of common stock for $440 million in 2019. In September 2018, our board of directors authorized a $500 million share repurchase program and in October 2019, the board approved an additional $1 billion multi-year share repurchase program. There is $1 billion of remaining share repurchase authority outstanding at December 31, 2019. Since the Spin-Off in April 2014, we have repurchased 219 million shares for $3.2 billion.

Recent First-Quarter 2020 Transactions

In January 2020, we issued $700 million in unsecured debt at an all-in cost of funds of 1-month LIBOR plus 3.58%.

On January 27, 2020, Navient entered into an agreement and repurchased 20.3 million shares of common stock owned by certain Canyon Partners, LLC affiliates at a purchase price of $14.77 per share. The price of the shares repurchased from Canyon’s affiliates equals the closing price of Navient stock on Jan. 27, 2020. Upon the completion of the sale, Canyon no longer held any Navient stock.

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

The table below highlights exposure related to our derivative counterparties at December 31, 2019.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$12	$—
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	96%	—%

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

Ending Balances

	December 31, 2019			December 31, 2018			December 31, 2017
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,052	$8,461	$9,513	$817	$10,674	$11,491	$1,306	$12,624	$13,930
Total unsecured borrowings	1,052	8,461	9,513	817	10,674	11,491	1,306	12,624	13,930
Secured borrowings:
FFELP Loan securitizations(2)	72	59,735	59,807	—	66,318	66,318	—	71,208	71,208
Private Education Loan securitizations(3)	2,120	11,430	13,550	300	12,985	13,285	686	12,646	13,332
FFELP Loan ABCP facilities	2,783	617	3,400	2,927	2,625	5,552	1,536	6,830	8,366
Private Education Loan ABCP facilities	2,114	1,513	3,627	1,114	1,266	2,380	684	1,710	2,394
Other(4)	338	—	338	267	—	267	538	—	538
Total secured borrowings	7,427	73,295	80,722	4,608	83,194	87,802	3,444	92,394	95,838
Core Earnings basis borrowings	8,479	81,756	90,235	5,425	93,868	99,293	4,750	105,018	109,768
Adjustment for GAAP accounting treatment	4	(41)	(37)	(3)	(349)	(352)	21	(6)	15
GAAP basis borrowings	$8,483	$81,715	$90,198	$5,422	$93,519	$98,941	$4,771	$105,012	$109,783

(1)

Includes principal amount of $1.1 billion, $817 million and $1.3 billion of short-term debt as of December 31, 2019, 2018 and 2017, respectively. Includes principal amount of $8.5 billion, $10.8 billion and $12.7 billion of long-term debt as of December 31, 2019, 2018 and 2017, respectively.

(2)

Includes $72 million, $0 and $0 of short-term debt related to the FFELP Loan ABS repurchase facilities (“FFELP Loan Repurchase Facilities”) as of December 31, 2019, 2018 and 2017, respectively. Includes $231 million, $244 million and $0 of long-term debt related to the FFELP Loan Repurchase Facilities as of December 31, 2019, 2018 and 2017, respectively.

(3)

Includes $2.1 billion, $300 million and $686 million of short-term debt related to the Private Education Loan ABS repurchase facilities (“Private Education Loan Repurchase Facilities”) as of December 31, 2019, 2018 and 2017, respectively. Includes $194 million, $2.0 billion and $1.3 billion of long-term debt related to the Private Education Loan Repurchase Facilities as of December 31, 2019, 2018 and 2017, respectively.

(4)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Secured borrowings comprised 89% and 88% of our Core Earnings basis debt outstanding at December 31, 2019 and 2018, respectively.

Average Balances

	Years Ended December 31,
	2019		2018		2017
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$10,798	6.63%	$13,109	6.25%	$14,005	5.32%
Total unsecured borrowings	10,798	6.63	13,109	6.25	14,005	5.32
Secured borrowings:
FFELP Loan securitizations(1)	62,636	3.21	69,200	2.94	72,628	2.13
Private Education Loan securitizations(2)	13,740	4.06	13,247	4.13	13,563	3.27
FFELP Loan ABCP facilities	4,128	3.42	5,834	2.97	10,053	2.00
Private Education Loan ABCP facilities	2,259	3.67	2,346	3.68	1,575	2.64
Other(3)	307	3.59	292	3.34	458	2.53
Total secured borrowings	83,070	3.37	90,919	3.14	98,277	2.28
Core Earnings basis borrowings	$93,868	3.75%	$104,028	3.53%	$112,282	2.66%

Core Earnings basis borrowings	$93,868	3.75%	$104,028	3.53%	$112,282	2.66%
Adjustment for GAAP accounting treatment	—	(.03)	—	(.01)	—	(.01)
GAAP basis borrowings	$93,868	3.72%	$104,028	3.52%	$112,282	2.65%

(1)	Includes $285 million, $40 million and $0 of debt related to the FFELP Loan Repurchase Facilities for the years ended December 31, 2019, 2018 and 2017, respectively.
(2)	Includes $2.6 billion, $2.4 billion and $1.5 billion of debt related to the Private Education Loan Repurchase Facilities for the years ended December 31, 2019, 2018 and 2017, respectively.
(3)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Contractual Cash Obligations

The following table provides a summary of our contractual principal obligations associated with long-term notes at December 31, 2019. For further discussion of these obligations, see “Note 6 — Borrowings.”

(Dollars in millions)	1 Year or Less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Long-term notes:
Senior unsecured debt	$—	$3,180	$2,853	$2,428	$8,461
Secured borrowings(1)	6,768	14,931	11,873	39,723	73,295
Total contractual cash obligations(2)	$6,768	$18,111	$14,726	$42,151	$81,756

(1)

Includes $71.2 billion of long-term notes issued by consolidated VIEs in conjunction with our securitization transactions and included in long-term notes in the consolidated balance sheet. Timing of obligations is estimated based on our current projection of prepayment speeds of the securitized assets.

(2)

The aggregate principal amount of debt that matures in each period is $6.8 billion, $18.2 billion, $14.9 billion and $42.5 billion, respectively. Specifically excludes derivative market value adjustments of $(41) million for long-term notes. Interest obligations on notes are predominantly variable in nature, resetting monthly and quarterly based on LIBOR.

Unrecognized tax benefits were $67 million and $79 million for 2019 and 2018, respectively. For additional information, see “Note 14 — Income Taxes.”

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

Based on the credit attributes discussed above, we determined that $261 million principal amount of Private Education Loans acquired in 2017 are accounted for as PCI loans with a fair value and resulting carry value of $101 million as of the acquisition date. As of acquisition, this portfolio’s contractually required payments receivable (the total undiscounted amount of all uncollected contractual principal and interest payments both past due and scheduled for the future, adjusted for prepayments) was $411 million with an estimated accretable yield (income expected to be recognized in future periods) of $108 million. As of December 31, 2019, the carrying amount was $70 million with no valuation allowance recorded. The most significant assumptions and estimates used to recognize interest income and determine if a valuation allowance is required are default rates, recovery rates and prepayment speeds.  The default rate and recovery rate assumptions are derived in the same manner as they are for the TDR loans that are a part of the Private Education Loan allowance for loan losses discussed below.  The prepayment speed assumptions are derived in the same manner as discussed in the “Premium and Discount Amortization” section that follows.

Purchased Non-Credit Impaired Loans

Loans acquired that do not have evidence of credit deterioration since origination are recorded at fair value with no allowance for loan losses established at the acquisition date. Loan premiums and discounts are amortized as a part of interest income using the interest method under ASC 310-20, “Nonrefundable Fees and Other Costs,” using the same prepayment speed assumption methodology discussed in the “Premium and Discount Amortization” section that follows. An allowance for loan losses would be established if incurred losses in the loans exceed the remaining unamortized discount recorded at the time of acquisition (i.e., the next two years of expected charge-offs as well as any additional TDR allowance required is greater than the remaining discount). As a result of this policy, to the extent that actual charge-offs exceed any related allowance for loan losses recognized post-acquisition, provision for loan losses is recorded when the loans are charged off. Charge-offs are recorded through the allowance for loan losses. In 2017, we acquired Private Education Loans with unpaid principal balance of $2.8 billion at a discount of $424 million that are accounted for under this policy. No allowance for loan losses has been established for these loans as of December 31, 2019, as the remaining purchased discount associated with the Private Education Loans of $268 million as of December 31, 2019 remains greater than the incurred losses. The incurred losses are derived in the same manner that the Private Education Loan allowance for loan losses is derived below.

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

Adoption of ASU No. 2016-13, “Financial Instruments – Credit Losses” as of January 1, 2020

In 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses,” which requires measurement and recognition of an allowance for loan loss that estimates the remaining current expected credit losses (“CECL”) for financial assets measured at amortized cost held at the reporting date. Our current allowance for loan loss is an incurred loss model. As a result, the new guidance will result in an increase to our allowance for loan losses. The new standard will impact the allowance for loan losses related to our Private Education Loans and FFELP Loans.

The standard will be applied through a cumulative-effect adjustment to retained earnings (net of tax) as of January 1, 2020, the effective date, for the education loans on our balance sheet as of that date (except for the $70 million purchased credit impaired portfolio where such allowance is recorded as an increase to the basis of the loans).  Subsequently, changes in the estimated remaining current expected credit losses, including estimated losses on newly originated education loans, will be recorded through provision (net income). This standard represents a significant change from existing GAAP and will result in material changes to the Company’s accounting for the allowance for loan losses.  See “Note 2 – Significant Accounting Policies” for further discussion of this new standard as well as the estimated impact of transition as of the January 1, 2020 effective date.

Our modeling of current expected credit losses utilizes historical loan repayment experience from 2008 forward and identifies loan variables that are significantly predictive.  We model losses at the loan level by applying model estimates to our existing loan portfolios. As loan repayment experience and/or the composition of our existing loan portfolios change, we expect changes in our loss estimates that will impact our allowance for loan losses.

Additionally, our modeling of current expected credit losses has evaluated the historical repayment behavior of our portfolios in response to economic conditions and we will utilize forecasts of these economic conditions where applicable. Generally, the economic forecasts that we will utilize are most variable for the next few years. After this “reasonable and supportable” period, the economic forecasts will transition to longer-term views consistent with historical trends. As forecasts change, we expect changes in our loss estimates that will impact our allowance for loan losses.

Premium and Discount Amortization

The Company has a net unamortized discount balance of $72 million, or 0.08%, in connection with its $88 billion education loan portfolio as of December 31, 2019.  The most judgmental estimate for premium and discount amortization on education loans is the Constant Prepayment Rate (“CPR”), which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. In determining the CPR we only consider payments made in excess of contractually required payments. This would include loans that are refinanced, consolidated and other early payoff activity. These activities are generally affected by changes in our business strategy, changes in our competitors’ business strategies, legislative changes including the ability to consolidate, interest rates and changes to the current economic and credit environment. When we determine the CPR we begin with historical prepayment rates. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustment may be needed to those historical prepayment rates.

In the past (prior to 2008), the consolidation of FFELP Loans and Private Education Loans significantly affected our CPRs and updating those assumptions often resulted in material adjustments to our amortization expense. As a result of the passage of the Health Care and Education Reconciliation Act of 2010 (“HCERA”), there is no longer the ability to consolidate loans under the FFELP although there are other consolidation options with ED and private refinancing options with Navient and other lenders. As a result, we expect CPRs related to our FFELP Loans to remain relatively stable over time, unless there is a legislative change by ED or by Congress to encourage or force consolidation. Some education loan companies offer private education loans to refinance a borrower’s loan (both FFELP and Private Education Loans) and we anticipate more entrants to offer similar products. In 2017, we began to refinance FFELP and Private Education Loans as well. These products and expectations are built into the CPR assumption we use for FFELP and Private Education Loans. However, it is difficult to accurately project the timing and level at which this activity will continue and our assumption may need to be updated by a material amount in the future based on changes in the economy, marketplace and legislation.

In 2019 there was a net $11 million increase in net interest income due to a cumulative adjustment related to an increase in prepayment speed assumptions used to amortize loan premiums and discounts.  The FFELP Stafford Loan Constant Prepayment Rate (“CPR”) assumption was increased from 7% to 8%, the FFELP Consolidation Loan CPR assumption remained at 4% and the Private Education Loan CPR assumption was increased from 8% to 9%.  These CPR assumption increases were primarily a result of increased voluntary payoffs primarily due to an improving economy as well as increased loan refinance activity and third-party consolidation activity.

Goodwill and Intangible Assets

In determining annually (or more frequently if required) whether goodwill is impaired, we complete a goodwill impairment analysis which may be a qualitative or a quantitative analysis depending on the facts and circumstances associated with the reporting unit.  Qualitative factors considered in conjunction with a qualitative analysis  include: (1) the amount of cushion that existed the last time a quantitative Step 1 valuation was performed, (2) macroeconomic factors (economy), (3) industry specific factors (growth or deterioration of the market; regulatory/political developments), (4) cost factors (margins), (5) financial performance of the reporting unit itself, (6) other specific items (litigation, change in management or key personnel) and (7) a sustained decrease in our share price.  There can be significant judgment involved in assessing these qualitative factors. If, based on a qualitative analysis, we determine it is “more-likely-than-not” that the fair value of a reporting unit is less than its carrying amount, then we will also complete a quantitative impairment analysis.  We may also not perform a qualitative analysis and proceed directly to a quantitative impairment analysis. A quantitative goodwill impairment analysis consists of a comparison of the fair value of the reporting unit to the carrying value. If the carrying value of the reporting unit exceeds the fair value (what we believe a third party would pay for such reporting unit), a goodwill impairment analysis will be performed to measure the amount of impairment loss, if any. There are significant judgments involved in determining the fair value of a reporting unit, including assumptions regarding estimates of future revenues, expenses, net income and cash flows from existing and new business activities, the appropriate market multiples, discount rates and growth rates to apply and the appropriate control premium to apply to arrive at the final fair value. The reporting units for which we must estimate the fair value are not publicly traded and for some reporting units there may not be directly comparable market data available to aid in its valuation. In the fourth quarter of 2019, with the assistance of a third-party appraisal firm, we completed a quantitative goodwill impairment analysis of all our reporting units that contained goodwill.  We determined the fair value of the reporting units as part of our impairment testing and concluded such reporting units were not impaired as the resulting fair values of the reporting units were substantially greater than their respective carry value. We determined the fair value by using three different valuation approaches that were weighted appropriately by reporting unit: (1) a discounted cashflow approach using market discount rates (2) a market multiple approach that applied market multiples related to revenue and EBITDA to the respective measures of these reporting units. The market multiples were derived from similar publicly-traded companies and (3) a comparable sales approach (values derived based on similar publicly-traded companies that sold during the year).

Fair Value Measurement

The most significant assumptions used in fair value measurements, including those related to credit and liquidity risk, are as follows:

1.

Derivatives — When determining the fair value of derivatives, we take into account counterparty credit risk for positions where we are exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposure for each counterparty is adjusted based on market information available for that specific counterparty, including spreads from credit default swaps. Additionally, when the counterparty has exposure to us related to our derivatives, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our own credit risk. Trusts that contain derivatives are not required to post collateral to counterparties as the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. Adjustments related to credit risk reduced the overall value of our derivatives by $11 million as of December 31, 2019. We also take into account changes in liquidity when determining the fair value of derivative positions. We adjusted the fair value of certain less liquid positions downward by approximately $12 million as of December 31, 2019, related primarily to basis swaps indexed to interest rate indices with inactive markets. A major indicator of market inactivity is the widening of the bid/ask spread in these markets. In general, the widening of counterparty credit spreads and reduced liquidity for derivative instruments as indicated by wider bid/ask spreads will reduce the fair value of derivatives. In addition, certain cross-currency interest rate swaps hedging foreign currency denominated reset rate and amortizing notes in our trusts contain extension features that coincide with the remarketing dates of the notes. The valuation of the extension feature requires significant judgment based on internally developed inputs.

2.

Education Loans — Our FFELP Loans and Private Education Loans are accounted for at cost or at the lower of cost or fair value if the loan is held-for-sale. The fair values of our education loans are disclosed in “Note 12 — Fair Value Measurements.” For both FFELP Loans and Private Education Loans accounted for at cost, fair value is determined by modeling loan level cash flows using stated terms of the assets and internally-developed assumptions. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, capital levels, and  the required return on capital. In addition, the Floor Income component of our FFELP Loan portfolio is valued through discounted cash flow and option models using both observable market inputs and internally developed inputs. Significant inputs into the models are not generally market observable. They are either derived internally through a combination of historical experience and management’s qualitative expectation of future performance (in the case of prepayment speeds, default rates, and capital assumptions) or are obtained through external broker quotes (as in the case of cost of funds). When possible, market transactions are used to validate the model. In most cases, these are either infrequent or not observable.

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

Common Stock

The following table summarizes our common share repurchases and issuances.

	Years Ended December 31,
	2019	2018	2017
Common stock repurchased(1)	34,491,342	17,443,351	29,646,374
Average purchase price per share	$12.76	$12.64	$14.85
Shares repurchased related to employee stock-based compensation plans(2)	3,226,301	3,829,629	1,847,651
Average purchase price per share	$11.62	$13.71	$15.40
Common shares issued(3)	5,717,053	5,659,681	3,680,479

(1)	Common shares purchased under our share repurchase program.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $0.01). At December 31, 2019, 215 million shares were issued and outstanding and 24 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in “Note 11 — Stock-Based Compensation Plans and Arrangements.”

The closing price of our common stock on December 31, 2019 was $13.68.

Dividend and Share Repurchase Program

In 2019, 2018 and 2017, we paid full-year common stock dividends of $0.64 per share.

In 2019, 2018 and 2017, we repurchased 34.5 million, 17.4 million and 29.6 million shares of common stock, respectively, for $440 million, $220 million and $440 million, respectively. Our board of directors authorized a $500 million share repurchase program in September 2018 which was fully utilized in 2019. In October 2019, our board of directors approved an additional $1 billion multi-year share repurchase program. As of December 31, 2019, the remaining common share repurchase authority was $1 billion.

On January 27, 2020, Navient entered into an agreement and repurchased 20.3 million shares of common stock owned by certain Canyon Partners, LLC affiliates at a purchase price of $14.77 per share. The price of the shares repurchased from Canyon’s affiliates equals the closing price of Navient stock on Jan. 27, 2020. Upon the completion of the sale, Canyon no longer held any Navient stock.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at December 31, 2019 and December 31, 2018, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months. In prior years our interest rate sensitivity analysis assumed a hypothetical increase in market interest rates of 100 basis points and 300 basis points. We changed to a hypothetical increase and decrease of 100 basis points primarily due to (1) interest rates increasing from historical low levels in the previous years which results in the revised presentation aligning with what we think reasonably possible changes in interest rates over the next year could be and (2) the scenario better aligns and makes us more comparable with how other financial institutions prepare their disclosures.

	As of December 31, 2019 Impact on Annual Earnings If:		As of December 31, 2018 Impact on Annual Earnings If:
	Interest Rates:		Interest Rates:
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities	$(43)	$69	$(10)	$32
Mark-to-market gains (losses) on derivative and hedging activities	96	(203)	(25)	(48)
Increase (decrease) in income before taxes	$53	$(134)	$(35)	$(16)
Increase (decrease) in net income after taxes	$41	$(103)	$(27)	$(12)
Increase (decrease) in diluted earnings per common share	$.19	$(.48)	$(.11)	$(.05)

	At December 31, 2019
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$87,462	$(277)	—%	$449	1%
Other earning assets	3,992	—	—	—	—
Other assets	4,091	(45)	(1)	297	7
Total assets gain/(loss)	$95,545	$(322)	—%	$746	1%
Liabilities
Interest-bearing liabilities	$89,815	$(411)	—%	$445	—%
Other liabilities	1,356	(67)	(5)	417	31
Total liabilities (gain)/loss	$91,171	$(478)	(1)%	$862	1%

	At December 31, 2018
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$95,032	$(184)	—%	$286	—%
Other earning assets	5,488	—	—	—	—
Other assets	4,190	168	4	142	3
Total assets gain/(loss)	$104,710	$(16)	—%	$428	—%
Liabilities
Interest-bearing liabilities	$97,591	$(437)	—%	$474	—%
Other liabilities	1,688	242	14	137	8
Total liabilities (gain)/loss	$99,279	$(195)	—%	$611	1%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate education loan portfolio with floating rate debt and our fixed rate education loan portfolio with fixed rate debt. However, we can have a mismatch in the index (including the frequency of reset) of floating rate debt versus floating rate assets. In addition, due to the ability of some FFELP Loans to earn Floor Income, we can have a fixed versus floating mismatch in funding if the education loan earns at the fixed borrower rate and the funding remains floating. During 2019 and 2018, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of derivative contracts. The result of these hedging transactions was to fix the relative spread between the education loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our fixed rate assets being funded with variable rate liabilities. Both items will generally cause income to decrease when interest rates increase and income to increase when interest rates decrease. The decrease in income in 2019 when interest rates increase 100 basis points is due primarily to item (i) above. In particular, the primary factor relates to FFELP Stafford loans containing an annual reset floor feature that began earning floor income in the third quarter of 2019 but were not earning floor income in 2018 because of the higher rate environment at that time. If interest rates increase 100 basis point these loans will no longer earn floor income.  The increase in income in 2019 when interest rates decrease 100 basis points relates in part to these same FFELP Stafford loans with the annual reset floor feature that will earn more floor income as interest rates fall further in a lower rate environment in 2019 as compared to 2018.

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in 2019 and 2018 is primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. The increase in the mark-to-market income in 2019 as compared to 2018 when interest rates increase 100 basis points is due to additional pay fix/receive variable trading swaps that are used to economically hedge originations of fixed rate refinance loans, a smaller notional amount of receive fix/pay variable trading swaps, and the impact of a lower interest rate environment in 2019 on derivative contracts that hedge floor income.  The decrease in the mark-to-market income in 2019 as compared to 2018 when interest rates decrease 100 basis points is due to these same subsets of our derivative portfolio that will lose value in a falling rate environment.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31,2019. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.0	$—	$3.0
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	2.2	—	2.2
Prime	monthly	7.5	—	7.5
3-month LIBOR	quarterly	.4	30.3	(29.9)
3-month LIBOR	daily	—	2.6	(2.6)
1-month LIBOR	monthly	4.6	35.2	(30.6)
1-month LIBOR	daily	60.9	—	60.9
CMT/CPI Index	monthly/quarterly	—	—	—
Non-Discrete reset(2)	monthly	—	8.4	(8.4)
Non-Discrete reset(3)	daily/weekly	4.0	.3	3.7
Fixed Rate(4)		11.9	18.1	(6.2)
Total		$94.9	$94.9	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Core Earnings Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.0	$—	$3.0
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	2.2	—	2.2
Prime	monthly	7.5	—	7.5
3-month LIBOR	quarterly	.4	—	.4
3-month LIBOR	daily	—	1.0	(1.0)
1-month LIBOR	monthly	4.6	66.6	(62.0)
1-month LIBOR	daily	60.9	—	60.9
Non-Discrete reset(2)	monthly	—	8.4	(8.4)
Non-Discrete reset(3)	daily/weekly	4.0	.3	3.7
Fixed Rate(4)		11.6	18.3	(6.7)
Total		$94.6	$94.6	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life for our earning assets and liabilities at December 31, 2019.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	6.2
Other loans	3.1
Cash and investments	.1
Total earning assets	5.9
Borrowings
Short-term borrowings	.7
Long-term borrowings	6.0
Total borrowings	5.5

Item  8.   Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, management concluded that, as of December 31, 2019, our internal control over financial reporting is effective.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as stated in their report which appears below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

Nothing to report.

PART III.

Item 10.   Directors, Executive Officers and Corporate Governance

The information contained in the 2020 Proxy Statement, including information appearing in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Other Matters — Delinquent Section 16(a) Reports, if applicable” and “Corporate Governance” in the 2020 Proxy Statement, is incorporated herein by reference.

Item 11.   Executive Compensation

The information contained in the 2020 Proxy Statement, including information appearing in the sections titled “Executive Compensation” and “Director Compensation” in the 2020 Proxy Statement, is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the 2020 Proxy Statement, including information appearing in the sections titled “Ownership of Common Stock” and “Ownership of Common Stock by Directors and Executive Officers” in the 2020 Proxy Statement, is incorporated herein by reference.

The table below presents information as of December 31, 2019, relating to our equity compensation plans or arrangements pursuant to which grants of options, restricted stock, restricted stock units, stock units or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	Weighted Average Exercise Price of Outstanding Options and Rights	Average Remaining Life (Years) of Options Outstanding	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Navient Corporation 2014 Omnibus Incentive Plan:
Traditional options	—	$—	—
Net-Settled Options	851,202	13.61	1.6
RSUs	2,879,657	—	—
PSUs	1,448,715	—	—
Total	5,179,574	13.61	1.6	16,652,752
ESPP(2)	—	—	—	2,050,117
Total approved by security holders	5,179,574	$13.61	1.6	18,702,869
Total not approved by security holders	—	$—	—	—

(1)

Upon exercise of a net-settled option, optionees are entitled to receive the after-tax spread shares only. The spread shares equal the gross number of options granted less shares for the option cost. Accordingly, this column reflects the net-settled option spread shares issuable at December 31, 2019, where provided. PSUs granted in 2017 vest after a three-year performance period (2017-2019), with the potential payout ranging from 0% to 150% of the target award. Based on the Company’s actual performance during the three-year performance period relative to pre-established performance goals, these PSUs will vest at 109% of the target amount and will be settled in shares of the Company’s common stock two business days after the Company files its form 10-K for the year ended December 31, 2019. These 2017 PSUs are shown above as outstanding on December 31, 2019, based on the final achieved amount (i.e., 109% of the target amount).

(2)

Number of shares available for issuance under the Navient Corporation ESPP as of December 31, 2019. The ESPP was approved on April 8, 2014 by the company now known as SLM Corporation, then our sole shareholder. The ESPP became effective May 1, 2014. The Company amended the ESPP effective November 1, 2015 to alter the offering period for employees of recently acquired subsidiaries. The Company again amended the ESPP on April 4, 2019, subject to shareholder approval, to increase the shares available for issuance under the plan by 2 million shares. This amendment was approved by the Company’s shareholders on June 6, 2019.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2020 Proxy Statement, including information appearing under “Other Matters — Certain Relationships and Transactions” and “Corporate Governance” in the 2020 Proxy Statement, is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

The information contained in the 2020 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm” in the 2020 Proxy Statement, is incorporated herein by reference.

PART IV.

Item 15.   Exhibits, Financial Statement Schedules

(a)1.  Financial Statements

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

3.2	Second Amended and Restated By-Laws of Navient Corporation adopted April 4, 2018 (incorporated by reference to Exhibit 3.1 to Navient Corporation’s Current Report on Form 8-K filed on April 9, 2018.

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

4.6

The Sixth Supplemental Indenture, dated as of March 17, 2017 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.3 to Navient Corporation’s Current Report on Form 8-K filed on March 7, 2017)

4.7

The Seventh Supplemental Indenture, dated as of May 26, 2017 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on May 26, 2017).

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

4.11

The Eleventh Supplemental Indenture, dated as of January 27, 2020 (this “Supplemental Indenture”), between Navient Corporation, a Delaware corporation (the “Company”), and The Bank of New York Mellon, a New York banking corporation, as trustee (the “Trustee”) (incorporated by reference to Exhibit 4.2 on Form 8-K filed on January 27, 2020).

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

10.16†

Form of Navient Corporation 2014 Omnibus Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016).

10.17†

Form of Navient Corporation 2014 Omnibus Incentive Plan Stock Option Agreement — Net Settled Options (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016).

10.18

Underwriting Agreement, dated July 26, 2016, among Navient Corporation and Barclays Capital Inc., J.P. Morgan Securities LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 29, 2016).

10.19

Underwriting Agreement, dated September 13, 2016, among Navient Corporation and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, LLC, as representatives of the Underwriters named therein (incorporated by reference to Exhibit 1.1 to Navient Corporation’s Current Report on Form 8-K filed on September 16, 2016).

10.20

Underwriting Agreement, dated March 2, 2017 (the “Underwriting Agreement”), among the Company and J.P. Morgan Securities LLC, Barclays Capital Inc. and RBC Capital Markets, LLC, as representatives of the underwriters named therein (together, the “Underwriters”) (incorporated by reference to Exhibit 1.01 to Navient Corporation’s Current Report on Form 8-K filed on March 7, 2017).

10.21

Federal Student Loan Sale Agreement (the “Agreement”) dated April 18, 2017 (the “Effective Date”), by and between Navient Credit Finance Corporation, a Delaware corporation (the “Purchaser”), and JPMorgan Chase Bank, N.A., a national banking association (the “Seller”). (incorporated by reference to Exhibit 10.4 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 27, 2017).

10.22†

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

10.23

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

10.24

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

10.25†

Form of Navient Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 27, 2017).

10.26†

Form of Navient Corporation 2014 Omnibus Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 27, 2017).

10.27†

Form of Navient Corporation 2014 Omnibus Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 27, 2017).

10.28†

Form of Navient Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2018).

10.29†

Form of Navient Corporation 2014 Omnibus Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2018).

10.30†	Form of Navient Corporation 2014 Omnibus Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2018).

10.31

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

10.32†

Separation and Release Agreement (this “Agreement”) dated July 13, 2018 by and between John F. (Jeff) Whorley, Jr. and Navient Corporation incorporated by reference to Exhibit 10.01 to Navient Corporation’s Current Report on Form 8-K filed on July 20, 2018).

10.33†

Navient Corporation 2014 Omnibus Incentive Plan, Amended and Restated as of May 24, 2018 incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report filed on Form 10-Q filed on August 3, 2018.

10.34†

Navient Corporation Deferred Compensation Plan, Amended and Restated as of May 24, 2018 incorporated by reference to Exhibit 10.2 to Navient Corporation’s Quarterly Report filed on Form 10-Q filed on August 3, 2018.

10.35†

Navient Corporation Change in Control Severance Plan for Senior Officers, Amended and Restated as of May 24, 2018 incorporated by reference to Exhibit 10.3 to Navient Corporation’s Quarterly Report filed on Form 10-Q filed on August 3, 2018.

10.36†

Navient Corporation Executive Severance Plan for Senior Officers, Amended and Restated as of May 24, 2018 incorporated by reference to Exhibit 10.4 to Navient Corporation’s Quarterly Report filed on Form 10-Q filed on August 3, 2018.

10.37

Cooperation Agreement (“Agreement”) between Canyon Capital Advisors LLC and certain of its affiliates set forth in the signature pages thereto (other than the Company) (collectively, “Investor”) and Navient Corporation (the “Company”) (incorporated by reference to Exhibit 10.1 on Form 8-K filed on May 3, 2019).

10.38†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2019).

10.39†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2019).

10.40†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2019).

10.41†	Amended and Restated Navient Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A to Navient Corporation’s Definitive Proxy Statement filed on April 30, 2019.

10.42

Underwriting Agreement dated January 23, 2020 (the “Underwriting Agreement”), among Navient Corporation (the “Company”) and RBC Capital Markets, LLC, BofA Securities, Inc. and J.P. Morgan Securities LLC, as representatives of the underwriters named therein (together, the “Underwriters”) (incorporated by reference to Exhibit 1.1 on Form 8-K filed January 27, 2020).

10.43

Stock Repurchase Agreement (“Agreement”) dated January 27, 2020, by and among Navient Corporation, (the “Purchaser”), and Canyon Capital Advisors LLL on behalf of Canyon Value Realization Fund, L.P., The Canyon Value Realization Master Fund, L.P., Canyon Balanced Master Fund, Ltd, Canyon-GRF Master Fund II, L.P., EP Canyon Ltd, Canyon Value Realization MAC 18 Ltd (collectively “Canyon”) (incorporated by reference to Exhibit 10.1 on Form 8-K filed on January 28, 2020).

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management Contract or Compensatory Plan or Arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 27, 2020

NAVIENT CORPORATION

By:	/s/ JOHN F. REMONDI
John F. Remondi President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. REMONDI John F. Remondi	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020

/s/ CHRISTIAN M. LOWN Christian M. Lown	Chief Financial Officer (Principal Financial Officer)	February 27, 2020

/s/ LINDA A. MILLS Linda A. Mills	Chairman of the Board of Directors	February 27, 2020

/s/ FREDERICK ARNOLD Frederick Arnold	Director	February 27, 2020

/s/ MARJORIE L. BOWEN Marjorie L. Bowen	Director	February 27, 2020

/s/ ANNA ESCOBEDO CABRAL Anna Escobedo Cabral	Director	February 27, 2020

/s/ LARRY A. KLANE Larry A. Klane	Director	February 27, 2020

/s/ KATHERINE A. LEHMAN Katherine A. Lehman	Director	February 27, 2020

/s/ JANE J. THOMPSON Jane J. Thompson	Director	February 27, 2020

/s/ LAURA S. UNGER Laura S. Unger	Director	February 27, 2020

/s/ DAVID L. YOWAN David L. Yowan	Director	February 27, 2020

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Navient Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Navient Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Navient Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Navient Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes  (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the allowance for loan losses on private education loans and the measurement of the receivable for partially charged-off loans

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company’s allowance for loan losses on private education loans (ALL) was $1,048 million as of December 31, 2019 and the Company’s receivable for partially charged-loans was $588 million as of December 31, 2019.  The Company estimated the ALL by calculating the estimated probable credit losses incurred, net of expected recoveries. For non-troubled debt restructuring loans, which are collectively evaluated on an aggregate basis, the key assumptions are historical default rates and expected future recoveries.  Troubled debt restructuring loans are evaluated on an individual basis and the key assumptions are the life of loan default rates and expected future recoveries. The ALL model output may be adjusted for certain qualitative factors, including items such as current environmental factors, unemployment rates, and collection performance factors.  For private education loans that are 212 or more days past due, the Company estimates the expected future recovery rate and partially charges off the defaulted loan. The remaining loan balance is referred to as receivable for partially charged-off loans.

We identified the assessment of the ALL and the measurement of the receivable for partially charged-off loans as a critical audit matter because it involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry.  In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained. The assessment of the ALL encompassed the evaluation of the ALL methodology including methodologies used to estimate (1) default rates and expected future recoveries both at the individual loan level and in the aggregate depending on the type of loan and (2) the qualitative adjustments made to the model-calculated estimate. The assessment of the expected future recoveries rate for the receivable for partially charged-off loans required the use of significant judgment as well as industry knowledge experience as minor changes to those assumptions can have a significant effect on the measurement of the receivable. The assessment also included an evaluation of the mathematical accuracy of the ALL and expected future recoveries rate calculations.

The following are the primary procedures we performed to address this critical audit matter. We tested certain internal controls over the (1) development and approval of the ALL methodology and the methodology and key policies over the receivable for partially charged-off loans, (2) determination of the key factors and assumptions used to estimate the default rates, expected future recoveries, and qualitative factors, (3) calculations of the ALL estimate and expected future recoveries rate, and (4) analysis of the ALL results, trends, and backtesting. We evaluated the Company’s process to develop the ALL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. We compared (1) the ALL as of December 31, 2018 to credit losses incurred in the current year to assess the Company’s ability to estimate the allowance and (2) the receivable for partially charged off loans as of December 31, 2018 to recoveries received in the current year to assess the Company’s ability to estimate expected recoveries. In addition, we involved credit risk professionals with industry knowledge and experience who assisted in:

•	evaluating the Company’s methodologies for compliance with U.S. generally accepted accounting principles,
•	evaluating the methodology used to develop the resulting qualitative factors and the effect of those factors on the ALL compared with relevant credit risk factors and consistency with credit trends,
•	evaluating the default rates and qualitative adjustments and data used to develop those assumptions,
•	evaluating the expected future recoveries rate and data used to develop those assumptions,
•	testing the mathematical accuracy of the ALL and expected future recoveries rate calculations.

We evaluated the collective results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the Company’s ALL and receivable for partially charged-off loans.

Assessment of the disclosure of the expected transition effect from the adoption of ASC Topic 326

As discussed in Note 2 to the consolidated financial statements, the Company disclosed the expected transition effect of the adoption of ASU No. 2016-13, Financial Instruments— Credit Losses (ASC Topic 326) (commonly known as CECL). ASC Topic 326 will be adopted by the Company on January 1, 2020 through a cumulative-effect adjustment to retained earnings (net of tax). ASC Topic 326 replaces the current incurred loss model.  Upon adoption, the Company expects the total allowance for credit losses will increase by approximately $800 million over the amount recorded as of December 31, 2019 under the current incurred loss model. This would have a corresponding reduction to equity of approximately $615 million.  Such increase excludes the impact of the balance sheet reclassification related to the expected future recoveries for charged-off loans of $588 million and purchased credit impaired portfolio of $70 million. For the CECL estimate, the model used to project lifetime expected losses will utilize key credit quality indicators of the loan portfolio and predict how those attributes are expected to perform in connection with the forecasted economic conditions.

We identified the assessment of the disclosure of the Company’s expected transition effect to the allowance for credit losses from the adoption of ASC Topic 326 (the CECL transition effect disclosure) as a critical audit matter. A high level of audit effort, including knowledge and experience in the industry, and subjective and complex auditor judgment was involved in the evaluation of the CECL transition effect disclosure due to the significant measurement uncertainty.  This assessment included an evaluation of the methodology, the development and configuration of the model and the model’s key factors and assumptions related to: (1) historical loss period (2) the forecasted economic conditions, (3) the reasonable and supportable period assumption, (4) the reversion period assumption, (5) the estimated prepayments, and (6) the estimated recoveries on defaults.

The following are the primary procedures we performed to address this critical audit matter. We tested certain internal controls over the Company’s CECL transition effect disclosure process, including controls related to the (1) development of the CECL estimate methodology, (2) model development and validation, and (3) determination of key factors and assumptions.  We assessed the Company’s key factors and assumptions regarding the expected effect of the adoption of ASC Topic 326 by testing certain sources of data, factors and assumptions that the Company used and considered their relevance and reliability. In addition, we involved credit risk professionals with specialized industry knowledge and experience who assisted in:

•	evaluating the Company’s measurement methodology for compliance with U.S. generally accepted accounting principles,
•	evaluating the judgments made by the Company relative to the model development and validation, and the key factors and assumptions used by the Company, and
•	testing the design and configuration of the models used in determining the CECL transition effect disclosure.

(signed) KPMG LLP

We have served as the Company’s auditor since 2012.

McLean, Virginia
February 27, 2020

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2019	December 31, 2018
Assets
FFELP Loans (net of allowance for losses of $64 and $76, respectively)	$64,575	$72,253
Private Education Loans (net of allowance for losses of $1,048 and $1,201, respectively)	22,245	22,245
Investments
Held-to-maturity	19	—
Other	192	226
Total investments	211	226
Cash and cash equivalents	1,233	1,286
Restricted cash and cash equivalents	2,548	3,976
Goodwill and acquired intangible assets, net	757	786
Other assets	3,334	3,404
Total assets	$94,903	$104,176
Liabilities
Short-term borrowings	$8,483	$5,422
Long-term borrowings	81,715	93,519
Other liabilities	1,356	1,688
Total liabilities	91,554	100,629
Commitments and contingencies
Equity
Common stock, par value $0.01 per share; 1.125 billion shares authorized: 451 million and 445 million shares issued, respectively	4	4
Additional paid-in capital	3,198	3,145
Accumulated other comprehensive income (net of tax (benefit) expense of $(30) and $35, respectively)	(91)	113
Retained earnings	3,664	3,218
Total Navient Corporation stockholders’ equity before treasury stock	6,775	6,480
Less: Common stock held in treasury at cost: 236 million and 198 million shares, respectively	(3,439)	(2,961)
Total Navient Corporation stockholders’ equity	3,336	3,519
Noncontrolling interest	13	28
Total equity	3,349	3,547
Total liabilities and equity	$94,903	$104,176

Supplemental information — assets and liabilities of consolidated variable interest entities:

	December 31, 2019	December 31, 2018
FFELP Loans	$64,255	$71,921
Private Education Loans	19,609	19,698
Restricted cash	2,506	3,928
Other assets, net	1,089	956
Short-term borrowings	7,089	4,341
Long-term borrowings	72,856	82,738
Net assets of consolidated variable interest entities	$7,514	$9,424

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Interest income:
FFELP Loans	$2,847	$3,027	$2,693
Private Education Loans	1,731	1,778	1,634
Other loans	2	6	13
Cash and investments	93	97	43
Total interest income	4,673	4,908	4,383
Total interest expense	3,488	3,668	2,971
Net interest income	1,185	1,240	1,412
Less: provisions for loan losses	258	370	426
Net interest income after provisions for loan losses	927	870	986
Other income (loss):
Servicing revenue	240	274	290
Asset recovery and business processing revenue	488	430	475
Other income	45	17	9
Gains on sales of loans	16	—	3
Gains (losses) on debt repurchases	45	19	(3)
Gains (losses) on derivative and hedging activities, net	22	(38)	22
Total other income	856	702	796
Expenses:
Salaries and benefits	488	507	519
Other operating expenses	496	477	447
Total operating expenses	984	984	966
Goodwill and acquired intangible asset impairment and amortization expense	30	47	23
Restructuring/other reorganization expenses	6	13	29
Total expenses	1,020	1,044	1,018
Income before income tax expense	763	528	764
Income tax expense	166	133	472
Net income	$597	$395	$292
Basic earnings per common share	$2.59	$1.52	$1.06
Average common shares outstanding	230	260	275
Diluted earnings per common share	$2.56	$1.49	$1.04
Average common and common equivalent shares outstanding	233	264	281
Dividends per common share	$.64	$.64	$.64

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2019	2018	2017
Net income	$597	$395	$292
Net changes in cash flow hedges, net of taxes(1)	(204)	39	55
Total comprehensive income	$393	$434	$347

(1)	See “Note 7 – Derivative Financial Instruments.”

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

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

						Accumulated
	Common Stock Shares			Common	Additional Paid-In	Other Comprehensive	Retained	Treasury	Total Stockholders’	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2018	445,377,826	(197,940,553)	247,437,273	$4	$3,145	$113	$3,218	$(2,961)	3,519	$28	3,547
Comprehensive income:
Net income	—	—	—	—	—	—	597	—	597	—	597
Other comprehensive income (loss), net of tax	—	—	—	—	—	(204)	—	—	(204)	—	(204)
Total comprehensive income	—	—	—	—	—	—	—	—	393	—	393
Cash dividends:
Common stock ($.64 per share)	—	—	—	—	—	—	(147)	—	(147)	—	(147)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Issuance of common shares	5,717,053	—	5,717,053	—	28	—	—	—	28	—	28
Stock-based compensation expense	—	—	—	—	25	—	—	—	25	—	25
Common stock repurchased	—	(34,491,342)	(34,491,342)	—	—	—	—	(440)	(440)	—	(440)
Shares repurchased related to employee stock-based compensation plans	—	(3,226,301)	(3,226,301)	—	—	—	—	(38)	(38)	—	(38)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(15)	(15)
Balance at December 31, 2019	451,094,879	(235,658,196)	215,436,683	$4	$3,198	$(91)	$3,664	$(3,439)	$3,336	$13	$3,349

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2019	2018	2017
Operating activities
Net income	$597	$395	$292
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) on sale of education loans	(16)	—	—
(Gains) losses on debt repurchases	(45)	(19)	3
Goodwill and acquired intangible asset impairment and amortization expense	30	47	23
Stock-based compensation expense	25	25	35
Mark-to-market (gains)/losses on derivative and hedging activities, net	130	37	(83)
Provisions for loan losses	258	370	426
Decrease (increase) in accrued interest receivable	78	(125)	(29)
(Decrease) increase in accrued interest payable	(96)	58	11
Decrease in other assets	191	321	485
(Decrease) increase in other liabilities	(133)	31	(5)
Total adjustments	422	745	866
Total net cash provided by operating activities	1,019	1,140	1,158
Investing activities
Education loans acquired	(5,411)	(3,652)	(7,371)
Principal payments on education loans	12,472	13,973	14,738
Proceeds from sales of education loans	408	—	—
Other investing activities, net	9	(76)	(88)
Proceeds from sales and maturities of other securities	7	115	23
Purchase of subsidiaries, net of cash and restricted cash acquired	—	—	(184)
Total net cash provided by investing activities	7,485	10,360	7,118
Financing activities
Borrowings collateralized by loans in trust - issued	7,919	9,006	8,440
Borrowings collateralized by loans in trust - repaid	(14,271)	(14,057)	(13,919)
Asset-backed commercial paper conduits, net	(907)	(2,833)	(2,363)
Long-term notes issued	—	495	1,613
Long-term notes repaid	(1,950)	(2,947)	(1,464)
Other financing activities, net	(189)	(162)	(33)
Common stock repurchased	(440)	(220)	(440)
Common dividends paid	(147)	(166)	(176)
Total net cash used in financing activities	(9,985)	(10,884)	(8,342)
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,481)	616	(66)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	5,262	4,646	4,712
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,781	$5,262	$4,646
Cash disbursements made (refunds received) for:
Interest	$3,479	$3,460	$2,872
Income taxes paid	$93	$57	$157
Income taxes received	$(4)	$(6)	$(1)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$1,233	$1,286	$1,518
Restricted cash and restricted cash equivalents	2,548	3,976	3,128
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,781	$5,262	$4,646
Supplemental cash flow information:
Non-cash activities
Investing activity - Education loans	$—	$—	$1,746
Investing activity - Held-to-maturity asset backed securities retained related to sales of education loans	22	—	—
Operating activity - Other assets acquired and other liabilities assumed, net	—	—	137
Operating activity - Servicing assets recognized upon sales of education loans	3	—	—
Financing activity - Borrowings assumed in acquisition of education loans	—	—	1,883

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Business

Navient’s Business

Navient is a leading provider of education loan management and business processing solutions for education, healthcare, and government clients at the federal, state, and local levels. We help our clients and millions of Americans achieve success through technology-enabled financing, services and support.

With a focus on data-driven insights, service, compliance and innovative support, Navient:

•	owns $86.8 billion of education loans;
•	originates Private Education Loans;
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

We consolidate any VIEs where we have determined we are the primary beneficiary. A VIE is a legal entity that does not have sufficient equity at risk to finance its own operations, or whose equity holders do not have the power to direct the activities that most significantly affect the economic performance of the entity, or whose equity holders do not share proportionately in the losses or benefits of the entity. The primary beneficiary of the VIE is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As it relates to our securitizations and other secured borrowing facilities that are VIEs as of December 31, 2019 that we consolidate, we are the primary beneficiary as we are the servicer of the related education loan assets and own the Residual Interest of the securitization trusts and secured borrowing facilities.

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

Based on the credit attributes discussed above, we determined that $261 million principal amount of Private Education Loans acquired in 2017 are accounted for as PCI loans with a fair value and resulting carry value of $101 million as of the acquisition date. As of acquisition, this portfolio’s contractually required payments receivable (the total undiscounted amount of all uncollected contractual principal and interest payments both past due and scheduled for the future, adjusted for prepayments) was $411 million with an estimated accretable yield (income expected to be recognized in future periods) of $108 million. As of December 31, 2019, the carrying amount was $70 million with no valuation allowance recorded.

Purchased Non-Credit Impaired Loans

Loans acquired that do not have evidence of credit deterioration since origination are recorded at fair value with no allowance for loan losses established at the acquisition date. Loan premiums and discounts are amortized as a part of interest income using the interest method under ASC 310-20, “Nonrefundable Fees and Other Costs.” An allowance for loan losses would be established if incurred losses in the loans exceed the remaining unamortized discount recorded at the time of acquisition (i.e., the next two years of expected charge-offs as well as any additional TDR allowance required is greater than the remaining discount). As a result of this policy, to the extent that actual charge-offs exceed any related allowance for loan losses recognized post-acquisition, provision for loan losses is recorded when the loans are charged off. Charge-offs are recorded through the allowance for loan losses. In 2017, we acquired Private Education Loans with an unpaid principal balance of $2.8 billion at a discount of $424 million and FFELP Loans with an unpaid principal balance of $3.5 billion at a discount of $47 million, that are accounted for under this policy. No allowance for loan losses has been established for these loans as of December 31, 2019, as the remaining purchased discount associated with the Private Education Loans of $268 million and FFELP Loans of $33 million as of December 31, 2019 remains greater than the incurred losses.

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

Allowance for FFELP Loan Losses

FFELP Loans are insured as to their principal and accrued interest in the event of default subject to a Risk Sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98% reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, we receive 97% reimbursement. For loans disbursed prior to October 1, 1993, we receive 100% reimbursement.

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

Cash and Cash Equivalents

Cash and cash equivalents can include term federal funds, Eurodollar deposits, commercial paper, asset-backed commercial paper (“ABCP”), CDs, treasuries and money market funds with original terms to maturity of less than three months.

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

We  complete a goodwill impairment analysis which may be a qualitative or a quantitative two-step analysis depending on the facts and circumstances associated with the reporting unit.  In conjunction with a qualitative impairment analysis, we assess relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of a reporting unit is less than its carrying amount. The “more-likely-than-not” threshold is defined as having a likelihood of more than 50%. In conjunction with a quantitative impairment analysis, we complete Step 1 of the goodwill impairment analysis. Step 1 consists of a comparison of the fair value of the reporting unit to the reporting unit’s carrying value, including goodwill. If the carrying value of the reporting unit exceeds the fair value, Step 2 in the goodwill impairment analysis is performed to measure the amount of impairment loss, if any. Step 2 of the goodwill impairment analysis compares the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner consistent with determining goodwill in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. If, based on first assessing impairment utilizing a qualitative approach, we determine it is “more-likely-than-not” that the fair value of the reporting unit is less than its carrying amount, we will also complete a quantitative impairment analysis.

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

•	The servicing of the education loan assets within the securitization trusts, on both a pre- and post-default basis.
•	Our acting as administrator for the securitization transactions we sponsored, which includes remarketing certain bonds at future dates.
•	Our responsibilities relative to representation and warranty violations.
•	Temporarily advancing to the trust certain borrower benefits afforded the borrowers of education loans that have been securitized. These advances subsequently are returned to us in the next quarter.
•	Certain back-to-back derivatives entered into by us contemporaneously with the execution of derivatives by certain Private Education Loan securitization trusts.
•	The option held by us to buy certain delinquent loans from certain Private Education Loan securitization trusts.
•	The option to exercise the clean-up call and purchase the education loans from the trust when the asset balance is 10% or less of the original loan balance.
•	The option, on some trusts, to purchase education loans aggregating up to 10% of the trust’s initial pool balance.
•	The option (in certain trusts) to call rate reset notes in instances where the remarketing process has failed.

The investors of the securitization trusts have no recourse to our other assets should there be a failure of the trusts to pay when due. Generally, the only arrangements under which we have to provide financial support to the trusts are representation and warranty violations requiring the buyback of loans.

Under the terms of the transaction documents of certain trusts, we have, from time to time, exercised our options to purchase delinquent loans from Private Education Loan trusts, to purchase the remaining loans from trusts once the loan balance falls below 10% of the original amount, to purchase education loans up to 10% of the trust’s initial balance, or to call rate reset notes. Certain trusts maintain financial arrangements with third parties also typical of securitization transactions, such as derivative contracts (swaps) and bond insurance policies that, in the case of a counterparty failure, could adversely impact the value of any Residual Interest.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

We do not record servicing assets or servicing liabilities when our securitization trusts are consolidated. As of December 31, 2019, we have $18 million of servicing assets on our balance sheet, recorded in connection with asset sales where we retained the servicing.

Education Loan Interest Income

For loans classified as held-for-investment, we recognize education loan interest income as earned, adjusted for the amortization of premiums (which includes purchased premiums and capitalized direct origination costs), discounts and Repayment Borrower Benefits. These adjustments result in income being recognized based upon the expected yield of the loan over its life after giving effect to expected prepayments. We amortize premium and discount on education loans using a Constant Prepayment Rate (“CPR”) which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. In determining the CPR, we only consider payments made in excess of contractually required payments. This would include loan refinancing and consolidations and other early payoff activity. For Repayment Borrower Benefits, the estimates of their effect on education loan yield are based on analyses of historical payment behavior of customers who are eligible for the incentives and its effect on the ultimate qualification rate for these incentives. We regularly evaluate the assumptions used to estimate the prepayment speeds and the qualification rates used for Repayment Borrower Benefits. In instances where there are changes to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the acquisition of the loan. Additionally, interest earned on education loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy. We do not amortize any premiums, discounts or other adjustments to the basis of education loans when they are classified as held-for-sale. See “Allowance for Loan Losses – Purchased Credit Impaired (‘PCI’) Loans” and “–Purchased Non-Credit Impaired Loans” of this Note 2 for discussion of the interest income methodology related to those portfolios.

Interest Expense

Interest expense is based upon contractual interest rates adjusted for the amortization of debt issuance costs, premiums and discounts. Our interest expense may also be adjusted for net payments/receipts related to interest rate and foreign currency swap agreements that qualify and are designated as hedges, as well as the mark-to-market impact of derivatives and debt in fair value hedge relationships with the adoption of ASU No. 2017-12 in 2019. Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions that qualified as hedges. Amortization of debt issuance costs, premiums, discounts and terminated hedge-basis adjustments are recognized using the effective interest rate method.

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

Asset Recovery and Business Processing Revenue

We account for certain asset recovery and business processing contract revenue (herein referred to as revenue from contracts with customers) in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue earned by our Federal Education Loans segment is derived from asset recovery activities related to the collection of delinquent education loans on behalf of ED, Guarantor agencies and other institutions, as well as certain other guarantor activities. Revenue earned by our Business Processing segment is derived from government services, which includes receivables management services and account processing solutions, and healthcare services, which includes revenue cycle management services.

Most of our revenue from contracts with customers is derived from long-term contracts, the duration of which is expected to span more than one year. These contracts are billable monthly, as services are rendered, based on a percentage of the balance collected or the transaction processed, a flat fee per transaction or a stated rate per the service performed. In accordance with ASC 606, the unit of account is a contractual performance obligation, a promise to provide a distinct good or service to a customer. The transaction price is allocated to each distinct performance obligation when or as the good or service is transferred to the customer and the obligation is satisfied. Distinct performance obligations are identified based on the services specified in the contract that are capable of being distinct such that the customer can benefit from the service on its own or together with other resources that are available from the Company or a third party, and are also distinct in the context of the contract such that the transfer of the services is separately identifiable from other services promised in the contract. Most of our contracts include integrated service offerings that include obligations that are not separately identifiable and distinct in the context of our contracts.  Accordingly, our contracts generally have a single performance obligation. A limited number of full-service offerings include multiple performance obligations.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

Substantially all our revenue is variable revenue which is recognized over time as our customers receive and consume the benefit of our services in an amount consistent with monthly billings.  Accordingly, we do not disclose variable consideration associated with the remaining performance obligation as we have recognized revenue in the amount we have the right to invoice for services performed. Our fees correspond to the value the customer has realized from our performance of each increment of the service (for example, an individual transaction processed or collection of a past due balance).

Prior to the third quarter of 2018, we received fees from Guarantor agencies for performing default aversion services on delinquent loans prior to default. The fee was received when the loan was initially placed with us and we were obligated to provide such services for the remaining life of the loan for no additional fee. In the event that the loan defaults, in accordance with certain servicing contracts, we were obligated to rebate a portion of the fee to the Guarantor agency in proportion to the principal and interest outstanding when the loan defaulted. We deferred the fees received, net of an estimate of future rebates owed due to subsequent defaults, and recognized such fees over the service period, which was estimated to be the life of the loan.

In 2017, $47 million of previously deferred asset recovery revenue, net of a reserve, was recognized as revenue related to loans for which the Company performed these default aversion services. In 2017, the Company was notified that it would no longer perform these services after 2017 due to the termination of the related contract as of December 31, 2017. In accordance with GAAP, we recognized this previously deferred revenue in 2017 to reflect a shortened period over which it was expected to be earned.

Transfer of Financial Assets and Extinguishments of Liabilities

We account for loan sales and debt repurchases in accordance with the applicable accounting guidance. Our securitizations and other secured borrowings are generally accounted for as on-balance sheet secured borrowings. See “Securitization Accounting” of this Note 2 for further discussion on the criteria assessed to determine whether a transfer of financial assets is a sale or a secured borrowing. If a transfer of loans qualifies as a sale, we derecognize the loan and recognize a gain or loss as the difference between the carrying basis of the loan sold and liabilities retained and the compensation received.

We periodically repurchase our outstanding debt in the open market or through public tender offers. We record a gain or loss on the early extinguishment of debt based upon the difference between the carrying cost of the debt and the amount paid to the third party and net of hedging gains and losses when the debt is in a qualifying hedge relationship.

We recognize the results of a transfer of loans and the extinguishment of debt based upon the settlement date of the transaction.

Derivative Accounting

The accounting guidance for our derivative instruments, which primarily include interest rate swaps, cross-currency interest rate swaps and Floor Income Contracts, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements exclusive of accrued interest and cash collateral held or pledged.

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

The “gains (losses) on derivative and hedging activities, net” line item in the consolidated statements of income includes the mark-to-market gains and losses of our derivatives that do not qualify for hedge accounting, as well as the realized changes in fair value related to derivative net settlements and dispositions that do not qualify for hedge accounting. The mark-to-market gains and losses of cash flow hedges are recorded in other comprehensive income, while the mark-to market gains and losses of fair value hedges are recorded in interest expense. Net settlement income/expense on derivatives that qualify as hedges are included with the income or expense of the hedged item (mainly interest expense).

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

The Company administers the Navient Corporation Employee Severance Plan and the Navient Corporation Executive Severance Plan for Senior Officers (collectively, “the Severance Plan”). The Severance Plan provides severance benefits in the event of termination of the Company’s full-time employees and part-time employees who work at least 24 hours per week. The Severance Plan establishes specified benefits based on base salary, job level immediately preceding termination and years of service upon involuntary termination of employment. The benefits payable under the Severance Plan relate to past service, and they accumulate and vest. Accordingly, we recognize severance expenses to be paid pursuant to the Severance Plan when payment of such benefits is probable and can be reasonably estimated in accordance with ASC 712, “Compensation — Nonretirement Postemployment Benefits.” Such benefits include severance pay calculated based on the Severance Plan, medical and dental benefits, and outplacement services expenses.

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

During 2019 and 2018, the Company incurred $6 million and $13 million, respectively, of restructuring/other reorganization expense in connection with an effort that will reduce costs and improve operating efficiency. These charges were due primarily to severance-related costs.

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

If we have an uncertain tax position, then that tax position is recognized only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of tax benefit recognized in the financial statements is the largest amount of benefit that is more than 50% likely of being sustained upon ultimate settlement of the uncertain tax position. We recognize interest related to unrecognized tax benefits in income tax expense/(benefit) and penalties, if any, in operating expenses.

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

Reclassifications

Certain reclassifications have been made to the balances as of and for the years ended December 31, 2018 and 2017, to be consistent with classifications adopted for 2019, which had no effect on net income, total assets or total liabilities.

Recently Issued Accounting Pronouncements

Effective in 2019

Leases

In 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires the identification of arrangements that should be accounted for as leases by lessees. In general, lease arrangements exceeding a twelve-month term must be recognized as assets and liabilities on the balance sheet of the lessee. Under previous GAAP, all operating leases were off-balance sheet, regardless of the term. A right-of-use asset and lease obligation is recorded for all leases with a term exceeding twelve months, whether operating or financing, while the income statement reflects lease expense for operating leases and amortization/interest expense for financing leases. The standard was adopted on January 1, 2019 and resulted in recording a $28 million asset and liability. There is no change to the Company’s income statement as a result of this ASU. The standard was adopted prospectively without adjustment to comparative periods.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

Hedging Activities

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging,” which is intended to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The new standard was adopted on January 1, 2019 and required the mark-to-market gains and losses from qualifying fair value hedge relationships to be recorded in the same line item on the income statement as the item being hedged. As a result, the mark-to-market gains and losses from fair value hedging activity, which were previously recorded in gains (losses) on derivative and hedging activities, net, are recorded in interest expense. This change in presentation is prospective only and resulted in $21 million of gains being recorded in interest expense in 2019.

Effective in 2020

Allowance for Loan Losses

In 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses,” which requires measurement and recognition of an allowance for loan loss that estimates the remaining current expected credit losses (“CECL”) for financial assets measured at amortized cost held at the reporting date. Our current allowance for loan loss is an incurred loss model. As a result, the new guidance will result in an increase to our allowance for loan losses. The new standard will impact the allowance for loan losses related to our Private Education Loans and FFELP Loans.

The standard will be applied through a cumulative-effect adjustment to retained earnings (net of tax) as of January 1, 2020, the effective date, for the education loans on our balance sheet as of that date (except for the $70 million purchased credit impaired portfolio where such allowance is recorded as an increase to the basis of the loans).  Subsequently, changes in the estimated remaining current expected credit losses, including estimated losses on newly originated education loans, will be recorded through provision (net income). This standard represents a significant change from existing GAAP and will result in material changes to the Company’s accounting for the allowance for loan losses.

Related to the new CECL standard:

•

We have determined that, for modeling current expected credit losses, we can reasonably estimate expected losses that incorporate current and forecasted economic conditions over a three- year period. After this “reasonable and supportable” period there is a two-year reversion period to Navient’s actual long-term historical loss experience over a full economic life cycle. The model used to project losses utilizes key credit quality indicators of the loan portfolio and predicts how those attributes are expected to perform in connection with the forecasted economic conditions. These losses are calculated on an undiscounted basis. We project losses at the loan level and make estimates regarding prepayments, recoveries on defaults and reasonably expected new Troubled Debt Restructurings (“TDRs”).

•

Separately, as it relates to interest rate concessions granted as part of our private education loan modification program, a discounted cash flow model is used to calculate the amount of interest forgiven for loans currently in the program. The present value of this interest rate concession is included in our CECL allowance for loan loss.

•	Charge-offs will include the discount or premium related to such defaulted loan.
•

CECL requires our expected future recoveries for charged-off loans to be presented within the allowance for loan loss whereas today, we account for our receivable for partially charged-off loans ($588 million as of December 31, 2019) as part of our Private Education Loan portfolio. This change is only a change in classification on the balance sheet and does not impact retained earnings at adoption of CECL or provision and net income post adoption.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

We are currently finalizing our evaluation of the impact of adopting this accounting standard on our consolidated financial statements. We currently estimate that our total allowance for loan losses will increase by approximately $800 million upon adoption on January 1, 2020 (excluding the impact of the balance sheet reclassifications related to the expected future recoveries and purchased credit impaired portfolio discussed above). This would have a corresponding reduction to equity of approximately $615 million. Although we have completed the development of the credit loss models used for CECL this estimated impact is not final as it is dependent upon continuing review and refinement of models, methodology, policies, controls and judgments through the end of the first quarter of 2020. As a result, this estimated impact is subject to change.

Goodwill

In 2017, the FASB issued ASU No. 2017-04, "Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to perform step two of the goodwill impairment test, which requires completing a hypothetical purchase price allocation, when step one indicates impairment has occurred. The new standard simplifies the goodwill impairment test by comparing the fair value of a reporting unit to its carrying value. Impairment will be recognized for the amount by which the carrying value exceeds the reporting unit fair value, not to exceed the total allocated reporting unit goodwill. The standard, which will be applied prospectively, is effective for the Company as of January 1, 2020.

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

FFELP Loans are insured as to their principal and accrued interest in the event of default subject to a Risk Sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed after October 1, 1993 and before July 1, 2006, we receive 98% reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, we receive 97% reimbursement.

Private Education Loans bear the full credit risk of the customer. Private Education Refinance Loans generally have a fixed interest rate with the remaining Private Education Loans generally at a variable rate indexed to LIBOR or Prime indices. The majority of non-refinance loans in our portfolio are cosigned. Similar to FFELP loans, Private Education Loans are generally non-dischargeable in bankruptcy. Most loans have repayment terms of 10 to 15 years or more, and for loans made prior to 2009, payments are typically deferred until after graduation. However, since 2009 we began to encourage interest-only or fixed payment options while the customer is enrolled in school.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Education Loans (Continued)

The estimated weighted average life of education loans in our portfolio was approximately 6 years at December 31, 2019 and 2018. The following table reflects the distribution of our education loan portfolio by program.

	December 31, 2019		Year Ended December 31, 2019
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Education Loans, net(1)	$21,723	25%	$23,198	4.24%
FFELP Consolidation Loans, net	42,852	49	45,073	4.13
Private Education Loans, net	22,245	26	22,512	7.69
Total education loans, net	$86,820	100%	$90,783	5.04%

	December 31, 2018		Year Ended December 31, 2018
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Education Loans, net(1)	$24,641	26%	$26,612	3.98%
FFELP Consolidation Loans, net	47,612	50	50,359	3.91
Private Education Loans, net	22,245	24	23,281	7.64
Total education loans, net	$94,498	100%	$100,252	4.79%

(1)	Primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans.

As of December 31, 2019 and 2018, 87% and 86%, respectively, of our education loan portfolio was in repayment.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Year Ended December 31, 2019
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$76	$1,201	$9	$1,286
Total provision	30	226	1	258
Net adjustment resulting from the change in the charge-off rate(1)	—	(21)	—	(21)
Net charge-offs remaining(2)	(42)	(364)	(2)	(408)
Total net charge-offs	(42)	(385)	(2)	(429)
Reclassification of interest reserve(3)	—	7	—	7
Loan sales	—	(1)	(8)	(9)
Ending balance	$64	$1,048	$—	$1,112
Allowance Ending Balance:
Individually evaluated for impairment — TDR	$—	$941	$—	$941
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	64	107	—	171
Purchased Non-Credit Impaired Loans acquired at a discount(4)	—	—	—	—
Purchased Credit Impaired Loans(4)	—	—	—	—
Ending total allowance	$64	$1,048	$—	$1,112
Loans Ending Balance:
Individually evaluated for impairment — TDR	$—	$9,617	$—	$9,617
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	61,589	12,286	9	73,884
Purchased Non-Credit Impaired Loans acquired at a discount(4)	2,505	1,806	—	4,311
Purchased Credit Impaired Loans(4)	—	201	—	201
Ending total loans(5)	$64,094	$23,910	$9	$88,013
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.07%	1.67%	—%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.10%	—%
Allowance coverage of charge-offs	1.5	2.7	—
Allowance as a percentage of the ending total loan balance	.10%	4.38%	—%
Allowance as a percentage of the ending loans in repayment	.12%	4.74%	—%
Ending total loans(5)	$64,094	$23,910	$9
Average loans in repayment	$55,978	$21,859	$29
Ending loans in repayment	$53,538	$22,089	$9

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

(4)

The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of December 31, 2019. The losses of the Purchased Non-Credit Impaired Loans acquired at a discount are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $33 million and $268 million, respectively, as of December 31, 2019 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of December 31, 2019.

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

(4)

The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed.  No allowance for loan losses has been established for these loans as of December 31, 2018. The losses of the Purchased Non-Credit Impaired Loans acquired at a discount are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $37 million and $326 million respectively, as of December 31, 2018 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of December 31, 2018.

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

	FFELP Loan Delinquencies
	December 31, 2019		December 31, 2018		December 31, 2017
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,114		$3,793		$4,711
Loans in forbearance(2)	7,442		8,386		8,533
Loans in repayment and percentage of each status:
Loans current	47,255	88.3%	53,500	89.8%	59,264	87.3%
Loans delinquent 31-60 days(3)	2,094	3.9	1,964	3.4	2,638	3.9
Loans delinquent 61-90 days(3)	1,082	2.0	910	1.5	1,763	2.6
Loans delinquent greater than 90 days(3)	3,107	5.8	3,177	5.3	4,188	6.2
Total FFELP Loans in repayment	53,538	100%	59,551	100%	67,853	100%
Total FFELP Loans, gross	64,094		71,730		81,097
FFELP Loan unamortized premium	545		599		666
Total FFELP Loans	64,639		72,329		81,763
FFELP Loan allowance for losses	(64)		(76)		(60)
FFELP Loans, net	$64,575		$72,253		$81,703
Percentage of FFELP Loans in repayment		83.5%		83.0%		83.7%
Delinquencies as a percentage of FFELP Loans in repayment		11.7%		10.2%		12.7%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.2%		12.3%		11.2%

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

	Private Education Loans Credit Quality Indicators
	TDRs
	December 31, 2019		December 31, 2018
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$8,493	92%	$9,133	92%
FICO below 640	777	8	836	8
Total	$9,270	100%	$9,969	100%
School Type:
Not-for-profit	$7,387	80%	$7,888	79%
For-profit	1,883	20	2,081	21
Total	$9,270	100%	$9,969	100%
Cosigners:
With cosigner(1)	$5,792	62%	$6,172	62%
Without cosigner	3,478	38	3,797	38
Total	$9,270	100%	$9,969	100%
Seasoning(2):
1-12 payments	$224	3%	$335	3%
13-24 payments	301	3	436	4
25-36 payments	472	5	660	7
37-48 payments	662	7	934	10
More than 48 payments	7,262	78	7,178	72
Not yet in repayment	349	4	426	4
Total	$9,270	100%	$9,969	100%

(1)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 63% and 62% at December 31, 2019 and 2018, respectively.
(2)	Number of months in active repayment for which a scheduled payment was received.
(3)	Balance equals the gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

	Private Education Loans Credit Quality Indicators
	Non-TDRs
	December 31, 2019		December 31, 2018
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$13,687	97%	$13,087	96%
FICO below 640	365	3	475	4
Total	$14,052	100%	$13,562	100%
School Type:
Not-for-profit	$12,614	90%	$11,953	88%
For-profit	1,438	10	1,609	12
Total	$14,052	100%	$13,562	100%
Cosigners:
With cosigner(1)	$5,184	37%	$6,961	51%
Without cosigner	8,868	63	6,601	49
Total	$14,052	100%	$13,562	100%
Seasoning(2):
1-12 payments	$4,673	33%	$3,353	25%
13-24 payments	1,570	11	486	3
25-36 payments	603	4	322	2
37-48 payments	251	2	383	3
More than 48 payments	6,675	48	8,626	64
Not yet in repayment	280	2	392	3
Total	$14,052	100%	$13,562	100%

(1)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 67% at December 31, 2019 and 2018.
(2)	Number of months in active repayment for which a scheduled payment was received.
(3)	Balance equals the gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	TDRs
	December 31, 2019		December 31, 2018		December 31, 2017
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$349		$426		$477
Loans in forbearance(2)	479		518		681
Loans in repayment and percentage of each status:
Loans current	7,557	89.5%	7,890	87.4%	8,333	88.9%
Loans delinquent 31-60 days(3)	296	3.5	344	3.8	351	3.7
Loans delinquent 61-90 days(3)	191	2.3	235	2.6	207	2.2
Loans delinquent greater than 90 days(3)	398	4.7	556	6.2	487	5.2
Total TDR loans in repayment	8,442	100%	9,025	100%	9,378	100%
Total TDR loans, gross	9,270		9,969		10,536
TDR loans unamortized discount	(203)		(212)		(225)
Total TDR loans	9,067		9,757		10,311
TDR loans receivable for partially charged-off loans	347		367		385
TDR loans allowance for losses	(941)		(1,100)		(1,171)
TDR loans, net	$8,473		$9,024		$9,525
Percentage of TDR loans in repayment		91.1%		90.5%		89.0%
Delinquencies as a percentage of TDR loans in repayment		10.5%		12.6%		11.1%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		5.4%		5.4%		6.8%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	Non-TDRs
	December 31, 2019		December 31, 2018		December 31, 2017
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$280		$392		$584
Loans in forbearance(2)	125		158		214
Loans in repayment and percentage of each status:
Loans current	13,526	99.1%	12,851	98.8%	13,257	97.9%
Loans delinquent 31-60 days(3)	53	.4	71	.5	120	.9
Loans delinquent 61-90 days(3)	27	.2	32	.3	59	.4
Loans delinquent greater than 90 days(3)	41	.3	58	.4	110	.8
Total non-TDR loans in repayment	13,647	100%	13,012	100%	13,546	100%
Total non-TDR loans, gross	14,052		13,562		14,344
Non-TDR loans unamortized discount	(414)		(547)		(699)
Total non-TDR loans	13,638		13,015		13,645
Non-TDR loans receivable for partially charged-off loans	241		307		375
Non-TDR loans allowance for losses	(107)		(101)		(126)
Non-TDR loans, net	$13,772		$13,221		$13,894
Percentage of non-TDR loans in repayment		97.1%		95.9%		94.4%
Delinquencies as a percentage of non-TDR loans in repayment		.9%		1.2%		2.1%
Loans in forbearance as a percentage of non- TDR loans in repayment and forbearance		.9%		1.2%		1.6%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

The following table summarizes the activity in the receivable for partially charged-off loans.

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Receivable at beginning of period	$674	$760	$815
Expected future recoveries of current period defaults(1)	74	89	110
Recoveries(2)	(126)	(139)	(155)
Charge-offs(3)	(34)	(36)	(10)
Receivable at end of period	$588	$674	$760

(1)	Represents our estimate of the amount to be collected in the future.
(2)	Current period cash collections.
(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. Additionally, in third-quarters of 2019 and 2018, the portion of the loan amount charged off at default increased from 80.5% to 81% and from 79% to 80.5%, respectively. This change resulted in a $21 million and $32 million reduction to the balance of the receivable for partially charged-off loans in 2019 and 2018, respectively. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for customers experiencing financial difficulty. Where we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan, these are classified as TDRs. Approximately 69% and 65% of the loans granted forbearance have qualified as a TDR loan at December 31, 2019 and 2018, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of December 31, 2019 and 2018 was $1.7 billion and $1.8 billion, respectively.

At December 31, 2019 and 2018, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDRs
(Dollars in millions)	December 31, 2019	December 31, 2018
Recorded investment(1)	$9,594	$10,326
Total ending loans(2)	$9,617	$10,336
Related allowance	$941	$1,100

(1)	Recorded investment is equal to the unpaid principal balance (which includes the receivable for partially charged-off loans), accrued interest and unamortized discount.
(2)	Total ending loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Average recorded investment	$9,965	$10,637	$10,989
Interest income recognized	$770	$764	$708

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Modified loans(1)	$475	$596	$816
Charge-offs(2)	$324	$343	$346
Payment-default	$109	$142	$181

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.
(2)	Represents loans that charged off that were classified as TDRs.

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans.

(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
December 31, 2019
TDR	$182	$18	$18
Non-TDR	115	2	4
Total	$297	$20	$22
December 31, 2018
TDR	$205	$26	$23
Non-TDR	149	3	4
Total	$354	$29	$27
December 31, 2017
TDR	$196	$20	$20
Non-TDR	187	4	6
Total	$383	$24	$26

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

Acquisition of Earnest

In November 2017, Navient acquired a 95% majority controlling interest in Earnest for approximately $149 million in cash. Earnest is a leading financial technology and education finance company that originates Private Education Refinance Loans. We engaged an independent appraiser to assist in the valuation of the assets acquired and liabilities assumed including identifiable intangible assets and the determination of the fair value of the non-controlling interest. In November 2018, the Company finalized its purchase price allocation for Earnest, which resulted in an excess purchase price over fair value of net assets acquired, or goodwill, of $77 million. The results of operations of Earnest have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Consumer Lending segment and its Private Education Refinance Loans reporting unit. Navient has not disclosed the pro forma impact of this acquisition to the results of operations for the year ended December 31, 2017, as the pro forma impact was deemed immaterial.

Identifiable intangible assets at the acquisition date included definite life intangible assets with an aggregate fair value of approximately $20 million primarily including the Earnest trade name and developed technology. The intangible assets are being amortized over a period of 5 to 10 years based on the estimated economic benefit derived from each of the underlying assets.

Acquisition of Duncan Solutions

In July 2017, Navient acquired a 100% controlling interest in Duncan Solutions for approximately $86 million in cash. Duncan Solutions is a leading transportation revenue management company serving municipalities and toll authorities, offering a range of technology-enabled products and services to support its clients’ parking and tolling operations. We engaged an independent appraiser to assist in the valuation of the assets acquired and liabilities assumed including identifiable intangible assets. In July 2018, the Company finalized its purchase price allocation for Duncan Solutions, which resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of $39 million. The results of operations of Duncan Solutions have been included in Navient’s consolidated financial statements since the acquisition date and are reflected in Navient’s Business Processing segment and its Government Services reporting unit. Navient has not disclosed the pro forma impact of this acquisition to the results of operations for the year ended December 31, 2017, as the pro forma impact was deemed immaterial.

Identifiable intangible assets at the acquisition date include definite life intangible assets with an aggregate fair value of approximately $33 million primarily including customer relationships, developed technology and the Duncan Solutions trade name. The intangible assets are being amortized over a period of 2 to 10 years based on the estimated economic benefit derived from each of the underlying assets.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Business Combinations, Goodwill and Acquired Intangible Assets (Continued)

Goodwill

The following table summarizes our goodwill for our reporting units and reportable segments as of December 31, 2019 and 2018.

(Dollars in millions)	Goodwill
Federal Education Loans reportable segment:
FFELP Loans	$227
Federal Education Loan Servicing	13
Total Federal Education Loans reportable segment	240
Consumer Lending reportable segment:
Private Education Loans	106
Private Education Refinance Loans	77
Total Consumer Lending reportable segment	183
Business Processing reportable segment:
Government Services	136
Healthcare Services	106
Total Business Processing reportable segment	242
Total	$665

Annual Goodwill Impairment Testing – October 1, 2019

We perform our goodwill impairment testing annually in the fourth quarter as of October 1. As part of the 2019 annual impairment testing, we retained a third-party appraisal firm to assist in the valuations required to perform Step 1 impairment testing of goodwill associated with our FFELP Loans, Federal Education Loan Servicing, Private Education Loans, Private Education Refinance Loans, Government Services, and Healthcare Services reporting units as of October 1, 2019. No goodwill was deemed impaired in conjunction with these reporting units as a result of Step 1 impairment testing as the fair values of the reporting units were substantially greater than their respective carry values.

The income approach was the primary approach used to estimate the fair value of each reporting unit. The income approach measures the value of each reporting unit’s future economic benefit determined by its discounted cash flows derived from our projections plus an assumed terminal growth rate consistent with what we believe a market participant would assume in an acquisition. These projections are generally five-year projections that reflect the anticipated cash flow fluctuations of the respective reporting units. If a component of a reporting unit is winding down or is assumed to wind down, the projections extend through the anticipated wind-down period and no residual value is ascribed.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Business Combinations, Goodwill and Acquired Intangible Assets (Continued)

We and the third-party appraisal firm also considered a market approach for the Government Services and Healthcare Services reporting units. Market-based multiples related primarily to revenue and EBITDA for comparable publicly traded companies and similar transactions were evaluated as an indicator of the value of the reporting units to assess the reasonableness of the estimated fair value derived from the income approach.

We also considered the current regulatory and legislative environment, the current economic environment, our 2019 earnings, 2020 expected earnings, market expectations regarding our stock price, and our market capitalization in relation to book equity.  Although our market capitalization was less than our book equity during 2019, it was concluded that our market capitalization in relation to our book equity does not indicate impairment of our reporting units’ respective goodwill at December 31, 2019.

Acquired Intangible Assets

Acquired intangible assets include the following:

	As of December 31, 2019			As of December 31, 2018
(Dollars in millions)	Cost Basis(1)	Accumulated Impairment and Amortization(1)	Net	Cost Basis(1)	Accumulated Impairment and Amortization(1)	Net
Customer, services and lending relationships	$262	$(220)	$42	$284	$(226)	$58
Favorable lease	1	(1)	—	1	—	1
Non-competes	3	(3)	—	3	(3)	—
Software and technology	114	(96)	18	115	(90)	25
Trade names and trademarks	52	(20)	32	61	(24)	37
Total acquired intangible assets	$432	$(340)	$92	$464	$(343)	$121

(1)

Accumulated impairment and amortization include impairment amounts only if the acquired intangible asset has been deemed partially impaired. When an acquired intangible asset is considered fully impaired and no longer in use, the cost basis and any accumulated amortization related to the asset is written off.

We recorded amortization of acquired intangible assets from continuing operations totaling $25 million, $31 million and $23 million in 2019, 2018 and 2017, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be $21 million, $19 million, $15 million, $13 million and $23 million in 2020, 2021, 2022, 2023 and after 2023, respectively.

In our Government Services reporting unit, we wrote off a $16 million toll services relationship acquired intangible asset in 2018 due to the termination of a significant toll services contract.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Borrowings

Borrowings consist of secured borrowings issued through our securitization program, borrowings through secured facilities, unsecured notes issued by us, and other interest-bearing liabilities related primarily to obligations to return cash collateral held.

The following table summarizes our borrowings.

	December 31, 2019			December 31, 2018
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,052	$8,461	$9,513	$817	$10,674	$11,491
Total unsecured borrowings	1,052	8,461	9,513	817	10,674	11,491
Secured borrowings:
FFELP Loan securitizations(2)	72	59,735	59,807	—	66,318	66,318
Private Education Loan securitizations(3)	2,120	11,430	13,550	300	12,985	13,285
FFELP Loan ABCP facilities	2,783	617	3,400	2,927	2,625	5,552
Private Education Loan ABCP facilities	2,114	1,513	3,627	1,114	1,266	2,380
Other(4)	338	—	338	267	—	267
Total secured borrowings	7,427	73,295	80,722	4,608	83,194	87,802
Total before hedge accounting adjustments	8,479	81,756	90,235	5,425	93,868	99,293
Hedge accounting adjustments	4	(41)	(37)	(3)	(349)	(352)
Total	$8,483	$81,715	$90,198	$5,422	$93,519	$98,941

(1)

Includes principal amount of $1.1 billion and $817 million of short-term debt as of December 31, 2019 and 2018, respectively. Includes principal amount of $8.5 billion and $10.8 billion of long-term debt as of December 31, 2019 and 2018, respectively.

(2)

Includes $72 million and $0 of short-term debt related to the FFELP Loan ABS repurchase facilities (“FFELP Loan Repurchase Facilities”) as of December 31, 2019 and 2018, respectively. Includes $231 million and $244 million of long-term debt related to the FFELP Loan Repurchase Facilities as of December 31, 2019 and 2018, respectively.

(3)

Includes $2.1 billion and $300 million of short-term debt related to the Private Education Loan ABS repurchase facilities (“Private Education Loan Repurchase Facilities”) as of December 31, 2019 and 2018, respectively. Includes $194 million and $2.0 billion of long-term debt related to the Private Education Loan Repurchase Facilities as of December 31, 2019 and 2018, respectively.

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

	December 31, 2019		Year Ended December 31, 2019
(Dollars in millions)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
FFELP Loan securitizations	$72	3.16%	$49	3.18%
Private Education Loan securitizations	2,120	4.14	1,672	4.57
FFELP Loan ABCP facilities	2,783	2.46	2,371	3.11
Private Education Loan ABCP facilities	2,114	2.76	1,053	3.20
Senior unsecured debt	1,056	6.42	1,492	7.05
Other interest-bearing liabilities	338	1.55	307	2.16
Total short-term borrowings	$8,483	3.42%	$6,944	4.28%
Maximum outstanding at any month end	$8,564

	December 31, 2018		Year Ended December 31, 2018
(Dollars in millions)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loan securitizations	$300	5.23%	$536	4.72%
FFELP Loan ABCP facilities	2,927	3.10	1,137	2.79
Private Education Loan ABCP facilities	1,114	3.63	847	3.40
Senior unsecured debt	814	4.92	2,021	5.90
Other interest-bearing liabilities	267	2.39	292	1.73
Total short-term borrowings	$5,422	3.56%	$4,833	4.35%
Maximum outstanding at any month end	$6,363

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Borrowings (Continued)

Long-term Borrowings

The following tables summarize outstanding long-term borrowings, the weighted average interest rates at the end of the periods, and the related average balances during the periods.

	December 31, 2019
		Weighted Average	Year Ended December 31, 2019
(Dollars in millions)	Ending Balance(1)	Interest Rate(2)	Average Balance
Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2021-2083	$63,731	2.66%	$68,664
Non-U.S. dollar-denominated:
Interest bearing, due 2023-2040	3,577	.61	4,262
Total floating rate notes	67,308	2.55	72,926
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2021-2068	14,407	4.88	13,941
Non-U.S.-dollar denominated:	—	—	57
Total fixed rate notes	14,407	4.88	13,998
Total long-term borrowings	$81,715	2.96%	$86,924

	December 31, 2018
		Weighted Average	Year Ended December 31, 2018
(Dollars in millions)	Ending Balance(1)	Interest Rate(2)	Average Balance
Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2019-2083	$74,842	3.38%	$80,189
Non-U.S. dollar-denominated:
Interest bearing, due 2023-2040	4,064	.66	4,919
Total floating rate notes	78,906	3.24	85,108
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2020-2059	14,431	5.57	13,814
Non-U.S.-dollar denominated:
Interest bearing, due 2034	182	2.49	273
Total fixed rate notes	14,613	5.53	14,087
Total long-term borrowings	$93,519	3.60%	$99,195

(1)	Ending balance is expressed in U.S. dollars using the spot currency exchange rate. Includes fair value adjustments under hedge accounting for notes designated as the hedged item in a fair value hedge.
(2)	Weighted average interest rate is stated rate relative to currency denomination of debt.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Borrowings (Continued)

As of December 31, 2019, the expected maturities of our long-term borrowings are shown in the following table.

	Expected Maturity
(Dollars in millions)	Senior Unsecured Debt	Secured Borrowings(1)	Total(2)
Year of Maturity
2020	$—	$6,768	$6,768
2021	1,439	8,719	10,158
2022	1,741	6,212	7,953
2023	1,501	6,014	7,515
2024	1,352	5,859	7,211
2025-2043	2,428	39,723	42,151
	8,461	73,295	81,756
Hedge accounting adjustments	398	(439)	(41)
Total	$8,859	$72,856	$81,715

(1)

We view our securitization trust debt as long-term based on the contractual maturity dates which range from 2021 to 2083. However, we have projected the expected principal paydowns based on our current estimates regarding the securitized loans’ prepayment speeds for purposes of this disclosure to better reflect how we expect this debt to be paid down over time. The projected principal paydowns in year 2020 include $6.8 billion related to the securitization trust debt.

(2)

The aggregate principal amount of debt that matures in each period is $6.8 billion in 2020, $10.2 billion in 2021, $8.0 billion in 2022, $7.6 billion in 2023, $7.3 billion in 2024 and $42.5 billion in 2025-2043.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Borrowings (Continued)

Variable Interest Entities

We consolidate the following financing VIEs as of December 31, 2019 and 2018, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	December 31, 2019
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$72	$59,735	$59,807	$60,834	$1,833	$1,400	$64,067
Private Education Loan securitizations	2,120	11,430	13,550	15,412	509	152	16,073
FFELP Loan ABCP facilities	2,783	617	3,400	3,421	63	102	3,586
Private Education Loan ABCP facilities	2,114	1,513	3,627	4,197	101	28	4,326
Total before hedge accounting adjustments	7,089	73,295	80,384	83,864	2,506	1,682	88,052
Hedge accounting adjustments	—	(439)	(439)	—	—	(593)	(593)
Total	$7,089	$72,856	$79,945	$83,864	$2,506	$1,089	$87,459

	December 31, 2018
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$66,318	$66,318	$66,266	$3,181	$1,211	$70,658
Private Education Loan securitizations	300	12,985	13,285	16,336	536	198	17,070
FFELP Loan ABCP facilities	2,927	2,625	5,552	5,656	132	162	5,950
Private Education Loan ABCP facilities	1,114	1,266	2,380	3,361	79	27	3,467
Total before hedge accounting adjustments	4,341	83,194	87,535	91,619	3,928	1,598	97,145
Hedge accounting adjustments	—	(456)	(456)	—	—	(642)	(642)
Total	$4,341	$82,738	$87,079	$91,619	$3,928	$956	$96,503

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Borrowings (Continued)

Secured Facilities and Unsecured Debt

FFELP Loan ABCP Facilities

We have various ABCP borrowing facilities that we use to finance our FFELP Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered FFELP Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from November 2020 to April 2021. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2019, there was approximately $3.4 billion outstanding under these facilities, with approximately $3.6 billion of assets securing these facilities. As of December 31, 2019, the maximum unused capacity under these facilities was $867 million. As of December 31, 2019, we had $319 million of unencumbered FFELP Loans.

FFELP Loan Repurchase Facilities

In 2018, we closed a $0.9 billion FFELP Loan Repurchase Facility that provides liquidity for the acquisition of certain Navient-sponsored auction rate securities. Borrowings under the facility are secured by the auction rate securities. The lenders also have unsecured recourse to Navient Corporation as guarantor for any shortfall in amounts payable. Because the facility is secured by Navient-sponsored instruments issued in previous securitizations, we show the debt as part of FFELP Loan securitizations in the various borrowing tables above. As of December 31, 2019, there was approximately $0.3 billion outstanding under this facility.

Private Education Loan ABCP Facilities

We have various ABCP borrowing facilities that we use to finance our Private Education Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered Private Education Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from June 2020 to December 2021. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2019, there was approximately $3.6 billion outstanding under these facilities, with approximately $4.3 billion of assets securing these facilities. As of December 31, 2019, the maximum unused capacity under these facilities was $384 million. As of December 31, 2019, we had $2.6 billion of unencumbered Private Education Loans.

Private Education Loan Repurchase Facilities

Since the fourth quarter of 2015, we have closed on $4.2 billion of Private Education Loan Repurchase Facilities.  These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. The lenders also have unsecured recourse to Navient Corporation as guarantor for any shortfall in amounts payable. Because these facilities are secured by the Residual Interests in previous securitizations, we show the debt as part of Private Education Loan securitizations in the various borrowing tables above. As of December 31, 2019, there was approximately $2.3 billion outstanding under these facilities.

Senior Unsecured Debt

We issued $0, $500 million and $1.6 billion of unsecured debt in 2019, 2018 and 2017, respectively.

Debt Repurchases

The following table summarizes activity related to our senior unsecured debt and ABS repurchases. “Gains (losses) on debt repurchases” is shown net of hedging-related gains and losses.

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Debt principal repurchased	$1,184	$2,809	$513
Gains (losses) on debt repurchases	$45	$19	$(3)

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

Although we use derivatives to minimize the risk of interest rate and foreign currency changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements related to Navient Corporation contracts generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral the counterparty has posted to us, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2019 and 2018, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $12 million and $19 million, respectively.

Our on-balance sheet securitization trusts have $4.0 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2019. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly-rated counterparties. In addition, the trusts have entered into $3.7 billion notional of interest rates swaps which are primarily used to convert Prime received on securitized education loans to LIBOR paid on the bonds. Our securitization trusts with swaps have ISDA documentation with protections against counterparty risk. The collateral calculations contemplated in the ISDA documentation of our securitization trusts require collateral based on the fair value of the derivative which may be adjusted for additional collateral based on rating agency criteria requirements considered within the collateral agreement. The trusts are not required to post collateral to the counterparties. At December 31, 2019 and 2018, the net positive exposure on swaps in securitization trusts was $0 and $7 million, respectively.

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

Cash Flow Hedges

We use cash flow hedges to hedge the exposure to variability in cash flows for a forecasted debt issuance and for exposure to variability in cash flows of floating rate debt. This strategy is used primarily to minimize the exposure to volatility from future changes in interest rates. Gains and losses on qualifying hedges are recorded in accumulated other comprehensive income. In the case of a forecasted debt issuance, gains and losses are reclassified to earnings over the period which the stated hedged transaction affects earnings. If we determine it is not probable that the anticipated transaction will occur, gains and losses are reclassified immediately to earnings. In assessing hedge effectiveness, generally all components of each derivative’s gains or losses are included in the assessment. We generally hedge exposure to changes in cash flows due to changes in interest rates or total changes in cash flow.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at December 31, 2019 and 2018, and their impact on other comprehensive income and earnings for 2019, 2018 and 2017.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value(4)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Dec. 31, 2019	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2018
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$226	$170	$4	$3	$230	$173
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	6	—	—	—	6
Total derivative assets(2)		—	—	226	176	4	3	230	179
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	(34)	(20)	(45)	(20)	(79)
Floor Income Contracts	Interest rate	—	—	—	—	(68)	(53)	(68)	(53)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(575)	(639)	—	(26)	(575)	(665)
Other(3)	Interest rate	—	—	—	—	(1)	(4)	(1)	(4)
Total derivative liabilities(2)		—	—	(575)	(673)	(89)	(128)	(664)	(801)
Net total derivatives		$—	$—	$(349)	$(497)	$(85)	$(125)	$(434)	$(622)

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

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Gross position	$230	$179	$(664)	$(801)
Impact of master netting agreements	(18)	(22)	18	22
Derivative values with impact of master netting agreements (as carried on balance sheet)	212	157	(646)	(779)
Cash collateral (held) pledged	(337)	(266)	155	188
Net position	$(125)	$(109)	$(491)	$(591)

(3)	“Other” includes derivatives related to our Total Return Swap Facility.
(4)	The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of December 31, 2019		As of December 31, 2018
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$1,001	$4	$664	$(3)
Long-term borrowings	$11,488	$(58)	$13,657	$(368)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at December 31, 2019 and December 31, 2018 by $11 million and $26 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at December 31, 2019 and December 31, 2018 by $12 million and $19 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Dec. 31, 2019	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2018
Notional Values:
Interest rate swaps	$19.1	$21.4	$8.6	$10.3	$51.5	$66.9	$79.2	$98.6
Floor Income Contracts	—	—	—	—	21.2	27.9	21.2	27.9
Cross-currency interest rate swaps	—	—	4.0	4.5	—	.2	4.0	4.7
Other(1)	—	—	—	—	—	.2	—	.2
Total derivatives	$19.1	$21.4	$12.6	$14.8	$72.7	$95.2	$104.4	$131.4

(1)	“Other” includes derivatives related to our Total Return Swap Facility.

Mark-to-Market Impact of Derivatives on Consolidated Statements of Income

	Total Gains (Losses)
	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Fair Value Hedges(2):
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$281	$(137)	$(214)
Gains (losses) recognized in net income on hedged items	(299)	162	193
Net fair value hedge ineffectiveness gains (losses)	(18)	25	(21)
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	57	(311)	921
Gains (losses) recognized in net income on hedged items	(18)	210	(954)
Net fair value hedge ineffectiveness gains (losses)	39	(101)	(33)
Total fair value hedges(1)(2)	21	(76)	(54)
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—
Trading
Interest rate swaps	44	22	8
Floor income contracts	(22)	15	81
Cross currency interest rate swaps	(2)	(3)	2
Other	2	4	(15)
Total trading derivatives(3)	22	38	76
Mark-to-market gains (losses) recognized	$43	$(38)	$22

(1)

Recorded in interest expense in the consolidated statements of income for 2019 with the adoption of ASU No. 2017-12. Recorded in “gains (losses) on derivatives and hedging activities, net” in the consolidated statements of income for 2018 and 2017.

(2)	The accrued interest income (expense) on fair value hedges and cash flow hedges is recorded in interest expense and is excluded from this table.
(3)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Total gains (losses) on cash flow hedges	$(165)	$50	$25
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)(2)	(39)	(11)	30
Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$(204)	$39	$55

(1)	Includes net settlement income/expense.
(2)	We expect to reclassify $2 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to amortization of terminated hedge relationships.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties.

(Dollars in millions)	December 31, 2019	December 31, 2018
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$337	$266
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	69	90
Total collateral held	$406	$356
Derivative asset at fair value including accrued interest	$282	$210
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$155	$188
Total collateral pledged	$155	$188
Derivative liability at fair value including accrued interest and premium receivable	$658	$752

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $53 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	December 31, 2019	December 31, 2018
Accrued interest receivable	$1,952	$1,999
Benefit and insurance-related investments	459	470
Income tax asset, net (current and deferred)	258	271
Derivatives at fair value	212	157
Fixed assets, net	135	136
Accounts receivable	119	95
Other	199	276
Total	$3,334	$3,404

9.   Stockholders’ Equity

Common Stock

Our shareholders have authorized the issuance of 1.125 billion shares of common stock. The par value of Navient common stock is $0.01 per share. At December 31, 2019, 215 million shares were issued and outstanding and 24 million shares were unissued but encumbered for outstanding stock options, restricted stock units, performance stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in “Note 11 — Stock-Based Compensation Plans and Arrangements.”

Dividend and Share Repurchase Program

In 2019, 2018 and 2017, we paid $147 million ($0.64 per share), $166 million (0.64 per share) and $176 million ($0.64 per share), respectively, of common stock dividends.

In 2019, 2018 and 2017, we repurchased 34.5 million, 17.4 million and 29.6 million shares of common stock, respectively, for $440 million, $220 million and $440 million, respectively. Our board of directors authorized a $500 million share repurchase program in September 2018 which was fully utilized in 2019. In October 2019, our board of directors approved an additional $1 billion multi-year share repurchase program. As of December 31, 2019, the remaining common share repurchase authority was $1 billion.

The following table summarizes our common share repurchases and issuances.

	Years Ended December 31,
	2019	2018	2017
Common stock repurchased(1)	34,491,342	17,443,351	29,646,374
Average purchase price per share	$12.76	$12.64	$14.85
Shares repurchased related to employee stock-based compensation plans(2)	3,226,301	3,829,629	1,847,651
Average purchase price per share	$11.62	$13.71	$15.40
Common shares issued(3)	5,717,053	5,659,681	3,680,479

(1)	Common shares purchased under our share repurchase program.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 31, 2019 was $13.68.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Years Ended December 31,
(In millions, except per share data)	2019	2018	2017
Numerator:
Net income	$597	$395	$292
Denominator:
Weighted average shares used to compute basic EPS	230	260	275
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units and Employee Stock Purchase Plan (“ESPP”)(1)	3	4	6
Dilutive potential common shares(2)	3	4	6
Weighted average shares used to compute diluted EPS	233	264	281
Basic earnings per common share	$2.59	$1.52	$1.06
Diluted earnings per common share	$2.56	$1.49	$1.04

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the years ended December 31, 2019, 2018 and 2017, securities covering approximately 4 million, 6 million and 5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

11.   Stock-Based Compensation Plans and Arrangements

We have one active stock-based incentive plan that provides for grants of equity awards to our employees and non-employee directors in various forms including stock options, restricted stock awards, restricted stock units and performance stock units. We also maintain an ESPP. Shares issued under these plans may be either shares reacquired by us or shares that are authorized but unissued. Our Navient Corporation 2014 Omnibus Incentive Plan became effective on April 7, 2014, and 55 million shares are authorized to be issued from this plan as of December 31, 2019. Our Navient Corporation ESPP became effective on May 1, 2014, and 3 million shares are authorized to be issued from this plan as of December 31, 2019.

For most awards, expense generally is recognized ratably over the vesting period net of estimated forfeitures, unless the employee meets certain retirement eligibility criteria. For employee awards that meet retirement eligibility criteria, we record the expense generally upon grant and for employees that become retirement eligible during the vesting period, we recognize expense from the grant date to the date on which the employee becomes retirement eligible. The total stock-based compensation cost recognized in 2019, 2018 and 2017 was $25 million, $25 million and $35 million, respectively. As of December 31, 2019, there was $11 million of total unrecognized compensation expense related to unvested stock awards, which is expected to be recognized over a weighted average period of 1.8 years.

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

There were no stock options granted in 2019. The fair values of the options granted in 2018 and 2017 were estimated as of the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2018	2017
Expected life of the option	3.2 years	3.0 years
Expected volatility	36%	34%
Risk-free interest rate	2.27%	1.44%
Expected dividend rate	4.70%	4.13%
Weighted average fair value of options granted	$2.59	$2.69

The expected life is based in general on observed historical exercise patterns of Navient’s employees. The expected volatility is based in general on implied volatility from publicly-traded options on our stock at the grant date and historical volatility of our stock consistent with the expected life of the option. The risk-free interest rate is based on the U.S. Treasury spot rate at the grant date consistent with the expected life of the option. The dividend yield is based on the projected annual dividend payment per share based on the dividend amount at the grant date, divided by the stock price at the grant date.

The following table summarizes Navient’s stock option activity in 2019.

(Dollars in millions, except per share data)	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2018	11,174,890	$12.97
Granted	—	—
Exercised(2)	(2,826,673)	7.79
Canceled	(2,046,287)	18.15
Outstanding at December 31, 2019(3)	6,301,930	$13.61	1.6 yrs.	$12
Exercisable at December 31, 2019	4,887,506	$13.44	1.2 yrs.	$12

(1)

The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2019 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2019.

(2)	The total intrinsic value of Navient stock options exercised was $11 million, $12 million and $9 million for 2019, 2018 and 2017, respectively.
(3)	As of December 31, 2019, there was $.3 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.1 years.

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

The following table summarizes Navient’s restricted stock activity in 2019.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	—	$—
Granted	78,835	11.72
Vested(1)	(78,835)	11.72
Canceled	—	—
Non-vested at December 31, 2019(2)	—	$—

(1)	The total fair value of Navient shares that vested was $1 million, $1 million and $1 million for 2019, 2018 and 2017, respectively.
(2)	As of December 31, 2019, there was no unrecognized compensation cost related to restricted stock.

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

The following table summarizes Navient’s RSU and PSU activity in 2019.

	Number of RSUs/PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	4,259,771	$12.55
Granted	2,096,830	10.95
Vested and converted to common stock(1)	(2,336,927)	11.14
Canceled	(80,053)	12.96
Outstanding at December 31, 2019(2)	3,939,621	$12.52

(1)	The total fair value of Navient RSUs and PSUs that vested and converted to common stock was $26 million, $22 million and $23 million for 2019, 2018 and 2017, respectively.
(2)	As of December 31, 2019, there was $10 million of unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted average period of 1.8 years.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value.

Education Loans

Our FFELP Loans and Private Education Loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale. Fair values were determined by modeling loan cash flows using stated terms of the assets and internally developed assumptions.

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

Cash and Investments (Including “Restricted Cash and Investments”)

Cash and cash equivalents are carried at cost. Carrying value approximates fair value. The fair value of investments in commercial paper, ABCP, or demand deposits that have a remaining term of less than 90 days when purchased are estimated to equal their cost and, when needed, adjustments for liquidity and credit spreads are made depending on market conditions and counterparty credit risks. No additional adjustments were deemed necessary. These are level 2 valuations.

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

When determining the fair value of derivatives, we take into account counterparty credit risk for positions where there is exposure to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty, including spreads from credit default swaps. When the counterparty has exposure to us under derivatives with us, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our credit risk. While trusts that contain derivatives are not required to post collateral, when the counterparty is exposed to the trust the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. The net credit risk adjustment (adjustments for our exposure to counterparties net of adjustments for the counterparties’ exposure to us) decreased the valuations at December 31, 2019 by $11 million.

Inputs specific to each class of derivatives disclosed in the table below are as follows:

•

Interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives that swap fixed interest payments for LIBOR interest payments (or vice versa) and derivatives swapping quarterly reset LIBOR for daily reset LIBOR or one-month LIBOR were valued using the LIBOR swap yield curve which is an observable input from an active market. These derivatives are level 2 fair value estimates in the hierarchy. Other derivatives swapping LIBOR interest payments for another variable interest payment (primarily Prime) are valued using the LIBOR swap yield curve and observable market spreads for the specified index. The markets for these swaps are generally illiquid as indicated by a wide bid/ask spread. The adjustment made for liquidity decreased the valuations by $12 million at December 31, 2019. These derivatives are level 3 fair value estimates.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During 2019 and 2018, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	December 31, 2019				December 31, 2018
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	—	227	3	230	—	171	2	173
Cross-currency interest rate swaps	—	—	—	—	—	—	6	6
Total derivative assets(2)	—	227	3	230	—	171	8	179
Total	$—	$227	$3	$230	$—	$171	$8	$179
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$(20)	$(20)	$—	$(50)	$(29)	$(79)
Floor Income Contracts	—	(68)	—	(68)	—	(53)	—	(53)
Cross-currency interest rate swaps	—	—	(575)	(575)	—	(26)	(639)	(665)
Other	—	—	(1)	(1)	—	—	(4)	(4)
Total derivative liabilities(2)	—	(68)	(596)	(664)	—	(129)	(672)	(801)
Total	$—	$(68)	$(596)	$(664)	$—	$(129)	$(672)	$(801)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See “Note 7 — Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
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

	Year Ended December 31, 2019
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(27)	$(633)	$(4)	$(664)
Total gains/(losses):
Included in earnings(1)	8	(60)	2	(50)
Included in other comprehensive income	—	—	—	—
Settlements	2	118	1	121
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(17)	$(575)	$(1)	$(593)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$9	$58	$3	$70

	Year Ended December 31, 2018
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(41)	$(322)	$(18)	$(381)
Total gains/(losses):
Included in earnings(1)	11	(433)	8	(414)
Included in other comprehensive income	—	—	—	—
Settlements	3	122	6	131
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(27)	$(633)	$(4)	$(664)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$13	$(284)	$14	$(257)

	Year Ended December 31, 2017
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(46)	$(1,243)	$(13)	$(1,302)
Total gains/(losses):
Included in earnings(1)	—	803	(15)	788
Included in other comprehensive income	—	—	—	—
Settlements	5	118	10	133
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(41)	$(322)	$(18)	$(381)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$5	$795	$(5)	$795

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Gains (losses) on derivative and hedging activities, net	$10	$(292)	$906
Interest expense	(60)	(122)	(118)
Total	$(50)	$(414)	$788

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at December 31, 2019	Valuation Technique	Input	Range
Derivatives
Prime/LIBOR basis swaps	$(17)	Discounted cash flow	Constant Prepayment Rate	8%
			Bid/ask adjustment to discount rate	.08%
Cross-currency interest rate swaps	(575)	Discounted cash flow	Constant Prepayment Rate	4%
Other	(1)
Total	$(593)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2019			December 31, 2018
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$64,478	$64,575	$(97)	$72,074	$72,253	$(179)
Private Education Loans	22,984	22,245	739	22,958	22,245	713
Cash and investments	3,992	3,992	—	5,488	5,488	—
Total earning assets	91,454	90,812	642	100,520	99,986	534
Interest-bearing liabilities
Short-term borrowings	8,498	8,483	(15)	5,418	5,422	4
Long-term borrowings	81,317	81,715	398	92,173	93,519	1,346
Total interest-bearing liabilities	89,815	90,198	383	97,591	98,941	1,350
Derivative financial instruments
Floor Income Contracts	(68)	(68)	—	(53)	(53)	—
Interest rate swaps	210	210	—	94	94	—
Cross-currency interest rate swaps	(575)	(575)	—	(659)	(659)	—
Other	(1)	(1)	—	(4)	(4)	—
Excess of net asset fair value over carrying value			$1,025			$1,884

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient has agreed to indemnify SLM BankCo for all claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. As a result, subject to the terms, conditions and limitations set forth in the Separation and Distribution Agreement, Navient has agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. Navient has asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for these specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. We expect these various indemnification claims to be resolved at a future date as the cases move toward conclusion. Navient has no reserves related to indemnification matters with SLM BankCo as of December 31, 2019.

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

14.   Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2019	2018	2017
Statutory rate	21.0%	21.0%	35.0%
DTA Remeasurement Loss(1)	—	—	27.2
State tax, net of federal benefit	1.4	3.9	.7
Other, net	(.5)	.3	(1.1)
Effective tax rate	21.9%	25.2%	61.8%

(1)

The TCJA, enacted on December 22, 2017, made significant changes to all aspects of income taxation, including a reduction to the corporate federal statutory tax rate. GAAP requires the effects of the TCJA to be recognized in the period the law is enacted, even though the effective date of the law for most provisions is January 1, 2018. The primary impact to us is the reduction to the corporate federal statutory tax rate from 35% to 21% as of January 1, 2018. This rate reduction required us to remeasure our deferred tax asset at December 31, 2017, at the 21% corporate federal statutory tax rate and resulted in a DTA Remeasurement Loss of $208 million for GAAP, which is reflected as incremental income tax expense in the fourth quarter of 2017.

Income tax expense consists of:

	December 31,
(Dollars in millions)	2019	2018	2017
Current provision/(benefit):
Federal	$78	$71	$77
State	11	13	(3)
Foreign	—	3	3
Total current provision/(benefit)	89	87	77
Deferred provision/(benefit):
Federal	73	33	385
State	3	13	11
Foreign	1	—	(1)
Total deferred provision/(benefit)	77	46	395
Provision for income tax expense/(benefit)	$166	$133	$472

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
(Dollars in millions)	2019	2018
Deferred tax assets:
Loan reserves	$257	$292
Education loan premiums and discounts, net	44	48
Accrued expenses not currently deductible	16	14
Operating loss and credit carryovers	17	18
Stock-based compensation plans	10	16
Other	21	18
Total deferred tax assets	365	406
Deferred tax liabilities:
Market value adjustments on education loans, investments and derivatives	13	46
Acquired intangible assets	17	12
Original issue discount on borrowings	10	7
Other	18	19
Total deferred tax liabilities	58	84
Net deferred tax assets	$307	$322

Included in operating loss and credit carryovers is a valuation allowance of $60 million and $43 million as of December 31, 2019 and 2018, respectively, against a portion of the Company’s federal and state deferred tax assets. The valuation allowance is primarily attributable to deferred tax assets for federal and state net operating loss carryforwards and state IRC § 163(j) disallowed interest expense carryforwards that management believes it is more likely than not will expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e. capital or ordinary) during the period in which the temporary differences become deductible. Factors generally considered by management include (but are not limited to):  any changes in economic conditions, the scheduled reversals of deferred tax liabilities, and the history of positive taxable income available for net operating loss carrybacks in evaluating the realizability of the deferred tax assets.

As of December 31, 2019, we have gross federal net operating loss (“NOL”) carryforwards of $66 million (which begin to expire in 2031) and gross state NOL carryforwards of $556 million (which begin to expire in 2021). Tax-effected NOL amounts of $14 million (federal) and $39 million (state) have corresponding valuation allowances of $0 (federal) and $36 million (state).

As of December 31, 2019, we have gross state IRC § 163(j) disallowed interest expense carryforwards of $1,551 million (which is indefinite). State tax-effected IRC § 163(j) disallowed interest expense carryforward amount of $21 million has a corresponding valuation allowance of $21 million.

As of December 31, 2019, we have gross federal and state capital loss carryforwards of $10 million (which begin to expire in 2021).  Tax-effected capital loss amount of $3 million (federal and state) has a corresponding valuation allowance of $3 million (federal and state).

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes

The following table summarizes changes in unrecognized tax benefits:

	December 31,
(Dollars in millions)	2019	2018	2017
Unrecognized tax benefits at beginning of year	$65.7	$57.4	$73.0
Increases resulting from tax positions taken during a prior period	4.0	8.0	.7
Decreases resulting from tax positions taken during a prior period	(3.8)	(.3)	(1.8)
Increases resulting from tax positions taken during the current period	1.9	3.8	4.4
Decreases related to settlements with taxing authorities	(11.1)	(1.4)	(5.1)
Increases related to settlements with taxing authorities	—	—	—
Reductions related to the lapse of statute of limitations	(3.1)	(1.8)	(13.8)
Unrecognized tax benefits at end of year	$53.6	$65.7	$57.4

As of December 31, 2019, the gross unrecognized tax benefits are $53.6 million. Included in the $53.6 million are $42.4 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

The Company or one of its subsidiaries files income tax returns at the U.S. federal level, in most U.S. states, and various foreign jurisdictions. All periods prior to 2016 are closed for federal examinations purposes.  Various combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years). We do not expect the resolution of open audits to have a material impact on our unrecognized tax benefits.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

The following tables illustrate the disaggregation of revenue from contracts accounted for under ASC 606 with customers according to service type and client type by reportable operating segment.

Revenue by Service Type

	Years Ended December 31,
	2019			2018
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$133	$—	$133	$91	$—	$91
Government services	—	154	154	—	175	175
Healthcare services	—	104	104	—	93	93
Total	$133	$258	$391	$91	$268	$359

Revenue by Client Type

	Years Ended December 31,
	2019			2018
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$74	$17	$91	$21	$7	$28
Guarantor agencies	52	—	52	58	—	58
Other institutions	7	—	7	12	—	12
State and local government	—	83	83	—	92	92
Tolling authorities	—	54	54	—	76	76
Hospitals and other healthcare providers	—	104	104	—	93	93
Total	$133	$258	$391	$91	$268	$359

As of December 31, 2019 and 2018, there was $67 million and $74 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

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

The following table includes GAAP-basis asset information for our Federal Education Loans segment.

	December 31,
(Dollars in millions)	2019	2018
FFELP Loans, net	$64,575	$72,253
Cash and investments(1)	2,043	3,368
Other	2,202	2,100
Total assets	$68,820	$77,721

(1)	Includes restricted cash and investments.

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

The following table includes GAAP-basis asset information for our Consumer Lending segment.

	December 31,
Dollars in millions)	2019	2018
Private Education Loans, net	$22,245	$22,245
Cash and investments(1)	927	732
Other	931	1,076
Total assets	$24,103	$24,053

(1)	Includes restricted cash and investments.

Business Processing Segment

In this segment, Navient performs revenue cycle management and business processing services for over 500 non-education related government and healthcare clients. Our integrated solutions technology and superior data driven approach allows state governments, agencies, court systems, municipalities, and toll authorities (Government Services) to reduce their operating expenses while maximizing revenue opportunities. Healthcare services include revenue cycle outsourcing, accounts receivable management, extended business office support and consulting engagements. We offer customizable solutions for our clients that include hospitals, hospital systems, medical centers, large physician groups and other healthcare providers.

At December 31, 2019 and 2018, the Business Processing segment had total assets of $423 million and $448 million, respectively, on a GAAP basis.

Other Segment

Our Other segment primarily consists of our corporate liquidity portfolio and the repurchase of debt, unallocated expenses of shared services, restructuring/other reorganization expenses, and the deferred tax asset remeasurement loss recognized due to the enactment of the TCJA in the fourth quarter of 2017.

Unallocated expenses of shared services are comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related costs, stock-based compensation expense, and information technology costs related to infrastructure and operations. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters.

At December 31, 2019 and 2018, the Other segment had total assets of $1.6 billion and $2.0 billion, respectively, on a GAAP basis.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$2,907	$1,731	$—	$—	$4,638	$8	$(68)	$(60)	$4,578
Other loans	1	1	—	—	2	—	—	—	2
Cash and investments	50	16	—	27	93	—	—	—	93
Total interest income	2,958	1,748	—	27	4,733	8	(68)	(60)	4,673
Total interest expense	2,376	980	—	161	3,517	6	(35)	(29)	3,488
Net interest income (loss)	582	768	—	(134)	1,216	2	(33)	(31)	1,185
Less: provisions for loan losses	30	228	—	—	258	—	—	—	258
Net interest income (loss) after provisions for loan losses	552	540	—	(134)	958	2	(33)	(31)	927
Other income (loss):
Servicing revenue	229	11	—	—	240	—	—	—	240
Asset recovery and business processing revenue	230	—	258	—	488	—	—	—	488
Other income (loss)	28	1	—	14	43	(41)	65	24	67
Gains on sales of loans	—	16	—	—	16	—	—	—	16
Gains on debt repurchases	—	—	—	33	33	39	(27)	12	45
Total other income (loss)	487	28	258	47	820	(2)	38	36	856
Expenses:
Direct operating expenses	359	156	215	—	730	—	—	—	730
Unallocated shared services expenses	—	—	—	254	254	—	—	—	254
Operating expenses	359	156	215	254	984	—	—	—	984
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	30	30	30
Restructuring/other reorganization expenses	—	—	—	6	6	—	—	—	6
Total expenses	359	156	215	260	990	—	30	30	1,020
Income (loss) before income tax expense (benefit)	680	412	43	(347)	788	—	(25)	(25)	763
Income tax expense (benefit)(2)	155	96	10	(80)	181	—	(15)	(15)	166
Net income (loss)	$525	$316	$33	$(267)	$607	$—	$(10)	$(10)	$597

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(31)	$—	$(31)
Total other income (loss)	36	—	36
Goodwill and acquired intangible asset impairment and amortization	—	30	30
Total Core Earnings adjustments to GAAP	$5	$(30)	(25)
Income tax expense (benefit)			(15)
Net income (loss)			$(10)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Segment Reporting (Continued)

	Year Ended December 31, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$3,080	$1,778	$—	$—	$4,858	$17	$(70)	$(53)	$4,805
Other loans	4	2	—	—	6	—	—	—	6
Cash and investments	46	13	—	38	97	—	—	—	97
Total interest income	3,130	1,793	—	38	4,961	17	(70)	(53)	4,908
Total interest expense	2,467	1,013	—	192	3,672	8	(12)	(4)	3,668
Net interest income (loss)	663	780	—	(154)	1,289	9	(58)	(49)	1,240
Less: provisions for loan losses	70	300	—	—	370	—	—	—	370
Net interest income (loss) after provisions for loan losses	593	480	—	(154)	919	9	(58)	(49)	870
Other income (loss):
Servicing revenue	262	12	—	—	274	—	—	—	274
Asset recovery and business processing revenue	163	—	267	—	430	—	—	—	430
Other income (loss)	24	—	—	6	30	(22)	(29)	(51)	(21)
Gains on debt repurchases	—	—	—	9	9	13	(3)	10	19
Total other income (loss)	449	12	267	15	743	(9)	(32)	(41)	702
Expenses:
Direct operating expenses	298	169	229	—	696	—	—	—	696
Unallocated shared services expenses	—	—	—	288	288	—	—	—	288
Operating expenses	298	169	229	288	984	—	—	—	984
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	47	47	47
Restructuring/other reorganization expenses	—	—	—	13	13	—	—	—	13
Total expenses	298	169	229	301	997	—	47	47	1,044
Income (loss) before income tax expense (benefit)	744	323	38	(440)	665	—	(137)	(137)	528
Income tax expense (benefit)(2)	164	71	8	(97)	146	—	(13)	(13)	133
Net income (loss)	$580	$252	$30	$(343)	$519	$—	$(124)	$(124)	$395

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$(49)	$—	$(49)
Total other income (loss)	(41)	—	(41)
Goodwill and acquired intangible asset impairment and amortization	—	47	47
Total Core Earnings adjustments to GAAP	$(90)	$(47)	(137)
Income tax expense (benefit)			(13)
Net income (loss)			$(124)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Segment Reporting (Continued)

	Year Ended December 31, 2017
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$2,679	$1,634	$—	$—	$4,313	$69	$(55)	$14	$4,327
Other loans	13	—	—	—	13	—	—	—	13
Cash and investments	29	5	—	9	43	—	—	—	43
Total interest income	2,721	1,639	—	9	4,369	69	(55)	14	4,383
Total interest expense	2,022	825	—	143	2,990	(8)	(11)	(19)	2,971
Net interest income (loss)	699	814	—	(134)	1,379	77	(44)	33	1,412
Less: provisions for loan losses	44	382	—	—	426	—	—	—	426
Net interest income (loss) after provisions for loan losses	655	432	—	(134)	953	77	(44)	33	986
Other income (loss):
Servicing revenue	280	10	—	—	290	—	—	—	290
Asset recovery and business processing revenue	263	—	212	—	475	—	—	—	475
Other income (loss)	3	—	—	16	19	(77)	89	12	31
Gains on sales of loans	3	—	—	—	3	—	—	—	3
Losses on debt repurchases	—	—	—	(3)	(3)	—	—	—	(3)
Total other income (loss)	549	10	212	13	784	(77)	89	12	796
Expenses:
Direct operating expenses	316	156	187	—	659	—	—	—	659
Unallocated shared services expenses	—	—	—	307	307	—	—	—	307
Operating expenses	316	156	187	307	966	—	—	—	966
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	23	23	23
Restructuring/other reorganization expenses	—	—	—	29	29	—	—	—	29
Total expenses	316	156	187	336	995	—	23	23	1,018
Income (loss) before income tax expense (benefit)	888	286	25	(457)	742	—	22	22	764
Income tax expense (benefit)(2)	321	103	9	58	491	—	(19)	(19)	472
Net income (loss)	$567	$183	$16	$(515)	$251	$—	$41	$41	$292

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2017
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$33	$—	$33
Total other income (loss)	12	—	12
Goodwill and acquired intangible asset impairment and amortization	—	23	23
Total Core Earnings adjustments to GAAP	$45	$(23)	22
Income tax expense (benefit)			(19)
Net income (loss)			$41

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment with the impact of the DTA Remeasurement Loss included in the Other segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Core Earnings net income	$607	$519	$251
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	5	(90)	45
Net impact of goodwill and acquired intangible assets(2)	(30)	(47)	(23)
Net income tax effect(3)	15	13	19
Total Core Earnings adjustments to GAAP	(10)	(124)	41
GAAP net income	$597	$395	$292

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Quarterly Financial Information (unaudited)

	2019
(Dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$285	$293	$312	$294
Less: provisions for loan losses	76	68	64	50
Net interest income after provisions for loan losses	209	225	248	244
Other income	212	254	192	176
Gains (losses) on derivative and hedging activities, net	7	(32)	4	43
Operating expenses	256	241	251	235
Goodwill and acquired intangible asset impairment and amortization expense	7	11	6	6
Restructuring/other reorganization expenses	1	1	2	2
Income tax expense	36	41	40	49
Net income	$128	$153	$145	$171
Basic earnings per common share	$.52	$.65	$.64	$.79
Diluted earnings per common share	$.52	$.64	$.63	$.78

	2018
(Dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$329	$298	$306	$307
Less: provisions for loan losses	87	112	85	85
Net interest income after provisions for loan losses	242	186	221	222
Other income	163	176	203	196
Gains (losses) on derivative and hedging activities, net	48	(40)	2	(48)
Operating expenses	275	201	255	252
Goodwill and acquired intangible asset impairment and amortization expense	9	6	23	8
Restructuring/other reorganization expenses	7	2	1	4
Income tax expense	36	30	33	34
Net income	$126	$83	$114	$72
Basic earnings per common share	$.48	$.31	$.44	$.28
Diluted earnings per common share	$.47	$.31	$.43	$.28

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

For the purposes of the table above:

	Dependent Student			Independent Student
Borrower’s Academic Level	Subsidized and Unsubsidized	Additional Unsubsidized	Maximum Annual Total Amount	Subsidized and Unsubsidized	Additional Unsubsidized	Maximum Annual Total Amount
Undergraduate (per year):
1st year	$3,500	$2,000	$5,500	$3,500	$6,000	$9,500
2nd year	$4,500	$2,000	$6,500	$4,500	$6,000	$10,500
3rd year and above	$5,500	$2,000	$7,500	$5,500	$7,000	$12,500
Aggregate limit	$23,000	$8,000	$31,000	$23,000	$34,500	$57,500
Graduate (per year)	N/A	N/A	N/A	$8,500	$12,000	$20,500
Aggregate limit (includes undergraduate)	N/A	N/A	N/A	$65,500	$73,000	$138,500

•	The loan limits include both FFELP and Federal Direct Lending Program (FDLP) loans.
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

Outstanding FFELP Indebtedness	Maximum Repayment Period
$7,500-$9,999	12 Years
$10,000-$19,999	15 Years
$20,000-$39,999	20 Years
$40,000-$59,999	25 Years
$60,000 or more	30 Years

Note: Maximum repayment period excludes authorized periods of deferment and forbearance.

In addition to the outstanding FFELP indebtedness requirements described above, the Higher Education Act currently requires minimum annual payments of $600, unless the borrower and the lender agree to lower payments, except that negative amortization is not allowed. The Higher Education Act and related regulations require lenders to offer a choice among standard, graduated, income-sensitive and extended repayment schedules, if applicable, to all borrowers entering repayment. The 2007 legislation introduced an income-based repayment plan on July 1, 2009 that a student borrower may elect during a period of partial financial hardship and have annual payments that do not exceed 15% of the amount by which adjusted gross income exceeds 150% of the poverty line. The Secretary repays or cancels any outstanding principal and interest under certain criteria after 25 years.

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

For borrowers whose first loans are disbursed on or after July 1, 1993, repayment of principal may be deferred while the borrower returns to school at least half-time. Additional deferments are available, when the borrower is:

•	enrolled in an approved graduate fellowship program or rehabilitation program;
•	seeking, but unable to find, full-time employment, subject to a maximum deferment of three years; or
•	having an economic hardship, as defined in the Higher Education Act, subject to a maximum deferment of three years; or
•	serving on active duty during a war or other military operation or national emergency, or performing qualifying National Guard duty during a war or other military operation or national emergency.

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

Under current law, PLUS Loans with a first disbursement on or after July 1, 2006 are a fixed annual interest rate of 8.5%.

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

Consolidation Loans bear interest at a fixed rate equal to the greater of the weighted average of the interest rates on the unpaid principal balances of the consolidated loans rounded up to the nearest whole% and 9% for loans originated before July 1, 1994. For Consolidation Loans made on or after July 1, 1994 and for which applications were received before November 13, 1997, the weighted average interest rate is rounded up to the nearest whole%. Consolidation Loans for which applications were received on or after November 13, 1997 through September 30, 1998 bear interest at the annual variable rate applicable to Stafford Loans subject to a cap of 8.25%. Consolidation Loans for which the application is received on or after October 1, 1998 bear interest at a fixed rate equal to the lesser of (i) the weighted average interest rate of the loans being consolidated rounded up to the nearest one-eighth of one% or (ii) 8.25%.

The 1998 reauthorization maintained interest rates for borrowers of Federal Direct Consolidation Loans whose applications were received prior to February 1, 1999 at 7.46%, which rates are adjusted annually based on a formula equal to the 91-day Treasury bill rate plus 2.3%. The borrower interest rates on Federal Direct Consolidation Loans for borrowers whose applications were received on or after February 1, 1999 and before July 1, 2006 is a fixed rate equal to the lesser of the weighted average of the interest rates of the loans consolidated, adjusted up to the nearest one-eighth of one%, and 8.25%. This is the same rate that the 1998 legislation set on FFELP Consolidation Loans for borrowers whose applications were received on or after October 1, 1998 and before July 1, 2006. The 1998 legislation, as modified by the 1999 act and in 2002, set the special allowance payment rate for FFELP Consolidation Loans at the three-month commercial paper (financial) rate plus 2.64% for loans disbursed on or after January 1, 2000 and before July 1, 2006. Public Law 112-74, dated December 23, 2011, allowed FFELP lenders to make an election to permanently change the index for special allowance payment calculations on all FFELP loans in the lender’s portfolio (with certain exceptions) disbursed after January 1, 2000 from the three-month commercial paper (financial) rate to the one-month LIBOR index, commencing with the special allowance payment calculations for the calendar quarter beginning on April 1, 2012. Lenders of FFELP Consolidation Loans pay a reinsurance fee to the Department of Education. All other guarantee fees may be passed on to the borrower.

Interest on Consolidation Loans accrues and, for applications received before January 1, 1993, is paid without interest subsidy by the Department of Education. For Consolidation Loans for which applications were received between January 1, 1993 and August 10, 1993, all interest of the borrower is paid during all deferment periods. Consolidation Loans for which applications were received on or after August 10, 1993 but before November 13, 1997 are subsidized only if all of the underlying loans being consolidated were Subsidized Stafford Loans. In the case of Consolidation Loans for which applications were received on or after November 13, 1997, the portion of a Consolidation Loan that is comprised of subsidized FFELP Loans or subsidized Direct Loans retains subsidy benefits.

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

FFELP loans are also insured against default, with the% insured dependent on the date of the related loan’s disbursement. For loans made prior to October 1, 1993, lenders are insured against default for 100% of principal and accrued interest. For loans disbursed from October 1, 1993 through June 30, 2006, lenders are insured against default for 98% of principal and accrued interest. For loans disbursed on or after July 1, 2006, lenders are insured against default for 97% of principal and accrued interest.

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

To be eligible for federal reinsurance, FFELP loans must meet the requirements of the Higher Education Act and the regulations issued thereunder. Generally, these regulations require that lenders determine whether the applicant is an eligible borrower attending an eligible institution, explain to borrowers their responsibilities under the loan, ensure that the promissory notes evidencing the loan are executed by the borrower, and disburse the loan proceeds as required. After the loan is made, the lender must establish repayment terms with the borrower, properly administer deferments and forbearances, credit the borrower for payments made, and report the loan’s status to credit reporting agencies. If a borrower becomes delinquent in repaying a loan, a lender must perform collection procedures that vary depending upon the length of time a loan is delinquent. The collection procedures consist of telephone calls, demand letters, skip tracing procedures and requesting assistance from the guaranty agency.

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

Consolidation Loan Rebate Fee — All holders of FFELP Consolidation Loans are required to pay to the U.S. Department of Education an annual 1.05% Consolidation Loan Rebate Fee on all outstanding principal and accrued interest balances of FFELP Consolidation Loans purchased or originated after October 1, 1993, except for loans for which consolidation applications were received between October 1, 1998 and January 31, 1999, where the Consolidation Loan Rebate Fee is 62 basis points.

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

ED — The U.S. Department of Education.

FFELP — The Federal Family Education Loan Program, formerly the Guaranteed Education Loan Program, a program that was discontinued in 2010.

FFELP Consolidation Loans — Under the FFELP, borrowers with multiple eligible education loans may have consolidated them into a single education loan with one lender at a fixed rate for the life of the loan. The new loan is considered a FFELP Consolidation Loan. The borrower rate on a FFELP Consolidation Loan is generally fixed for the term of the loan and was set by the weighted average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a%, not to exceed 8.25%. Before October 1, 1998, maximum loan rates could have exceeded 8.25%. Between November 13, 1997 and September 30, 1998, interest rates were variable. Holders of FFELP Consolidation Loans are eligible to earn interest under the Special Allowance Payment (“SAP”) formula. In April 2008, we suspended originating new FFELP Consolidation Loans.

FFELP Stafford and Other Education Loans — Education loans to students or parents of students that are guaranteed or reinsured under the FFELP. The loans are primarily Stafford loans but also include PLUS, SLS, Consolidation and HEAL loans. The FFELP was discontinued in 2010.

Fixed Rate Floor Income — Fixed Rate Floor Income is Floor Income associated with education loans with borrower rates that are fixed to term (primarily FFELP Consolidation Loans).

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

The following example shows the mechanics of Floor Income for a typical fixed rate FFELP Consolidation Loan (with a LIBOR-based SAP spread of 2.64%):

Fixed Borrower Rate	4.25%
SAP Spread over LIBOR	(2.64)
Floor Strike Rate(1)	1.61%

(1)

The interest rate at which the underlying index (LIBOR, Treasury bill or commercial paper) plus the fixed SAP spread equals the fixed borrower rate. Floor Income is earned anytime the interest rate of the underlying index declines below this rate.

Based on this example, if the quarterly average LIBOR rate is over 1.61%, the holder of the education loan will earn at a floating rate based on the SAP formula, which in this example is a fixed spread to LIBOR of 2.64%. On the other hand, if the quarterly average LIBOR rate is below 1.61%, the SAP formula will produce a rate below the fixed borrower rate of 4.25% and the loan holder earns at the borrower rate of 4.25%.

Graphic Depiction of Floor Income:

Fixed Borrower Rate = 4.25%
Special Allowance Payment (SAP) Spread = 2.64%
Lender Yield
Fixed Borrower Rate
Floor Income
Floating Debt Rate
Floor Strike Rate @ 1.61%
Yield
LIBOR Rate
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
0.00%
1.00%
2.00%
3.00%
4.00%

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

Risk Sharing — When a FFELP Loan first disbursed on and after July 1, 2006 defaults, the federal government guarantees 97% of the principal balance plus accrued interest (98% on loans disbursed on and after October 1, 1993 and before July 1, 2006) and the holder of the loan is at risk for the remaining amount not guaranteed as a Risk Sharing loss on the loan. FFELP Loans originated after October 1, 1993 are subject to Risk Sharing on loan default claim payments unless the default results from the borrower’s death, disability, bankruptcy, closed school or false certification.

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