Form 10-Q
period 2020-03-31
NAVIENT CORP
filed 2020-05-01
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of March 31, 2020, there were 193,832,080 shares of common stock outstanding.

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
FFELP Loans (net of allowance for losses of $311 and $64, respectively)	$62,492	$64,575
Private Education Loans (net of allowance for losses of $1,083 and $1,048, respectively)	22,338	22,245
Investments
Held-to-maturity	18	19
Other	298	192
Total investments	316	211
Cash and cash equivalents	1,084	1,233
Restricted cash and cash equivalents	2,684	2,548
Goodwill and acquired intangible assets, net	752	757
Other assets	3,579	3,334
Total assets	$93,245	$94,903
Liabilities
Short-term borrowings	$8,452	$8,483
Long-term borrowings	81,297	81,715
Other liabilities	1,448	1,356
Total liabilities	91,197	91,554
Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 453 million and 451 million shares issued, respectively	4	4
Additional paid-in capital	3,212	3,198
Accumulated other comprehensive loss (net of tax benefit of $97 and $30, respectively)	(300)	(91)
Retained earnings	2,905	3,664
Total Navient Corporation stockholders’ equity before treasury stock	5,821	6,775
Less: Common stock held in treasury at cost: 259 million and 236 million shares, respectively	(3,786)	(3,439)
Total Navient Corporation stockholders’ equity	2,035	3,336
Noncontrolling interest	13	13
Total equity	2,048	3,349
Total liabilities and equity	$93,245	$94,903

Supplemental information — assets and liabilities of consolidated variable interest entities:

	March 31, 2020	December 31, 2019
FFELP Loans	$62,281	$64,255
Private Education Loans	19,751	19,609
Restricted cash	2,631	2,506
Other assets, net	975	1,089
Short-term borrowings	6,941	7,089
Long-term borrowings	72,125	72,856
Net assets of consolidated variable interest entities	$6,572	$7,514

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Interest income:
FFELP Loans	$571	$763
Private Education Loans	404	443
Other loans	—	1
Cash and investments	12	27
Total interest income	987	1,234
Total interest expense	714	949
Net interest income	273	285
Less: provisions for loan losses	95	76
Net interest income after provisions for loan losses	178	209
Other income (loss):
Servicing revenue	58	62
Asset recovery and business processing revenue	110	119
Other income (loss)	7	16
Gains on debt repurchases	—	15
Gains (losses) on derivative and hedging activities, net	(223)	7
Total other income (loss)	(48)	219
Expenses:
Salaries and benefits	124	128
Other operating expenses	127	128
Total operating expenses	251	256
Goodwill and acquired intangible asset impairment and amortization expense	5	7
Restructuring/other reorganization expenses	5	1
Total expenses	261	264
Income (loss) before income tax expense (benefit)	(131)	164
Income tax expense (benefit)	(25)	36
Net income (loss)	$(106)	$128
Basic earnings (loss) per common share	$(.53)	$.52
Average common shares outstanding	200	244
Diluted earnings (loss) per common share	$(.53)	$.52
Average common and common equivalent shares outstanding	200	247
Dividends per common share	$.16	$.16

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(106)	$128
Net changes in cash flows hedges, net of taxes(1)	(209)	(70)
Total comprehensive income (loss)	$(315)	$58

(1)	See “Note 4 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2018	445,377,826	(197,940,553)	247,437,273	$4	$3,145	$113	$3,218	$(2,961)	$3,519	$28	$3,547
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	128	—	128	—	128
Other comprehensive income (loss), net of tax	—	—	—	—	—	(70)	—	—	(70)	—	(70)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	58	—	58
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(39)	—	(39)	—	(39)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Issuance of common shares	4,429,464	—	4,429,464	—	17	—	—	—	17	—	17
Stock-based compensation expense	—	—	—	—	12	—	—	—	12	—	12
Common stock repurchased	—	(9,417,244)	(9,417,244)	—	—	—	—	(107)	(107)	—	(107)
Shares repurchased related to employee stock-based compensation plans	—	(2,413,605)	(2,413,605)	—	—	—	—	(26)	(26)	—	(26)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(15)	(15)
Balance at March 31, 2019	449,807,290	(209,771,402)	240,035,888	$4	$3,174	$43	$3,303	$(3,094)	$3,430	$13	$3,443

Balance at December 31, 2019	451,094,879	(235,658,196)	215,436,683	$4	$3,198	$(91)	$3,664	$(3,439)	$3,336	$13	$3,349
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	(106)	—	(106)	—	(106)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(209)	—	—	(209)	—	(209)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(315)	—	(315)
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(31)	—	(31)	—	(31)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	2,271,554	—	2,271,554	—	5	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	9	—	—	—	9	—	9
Common stock repurchased	—	(22,975,880)	(22,975,880)	—	—	—	—	(335)	(335)	—	(335)
Shares repurchased related to employee stock-based compensation plans	—	(900,277)	(900,277)	—	—	—	—	(12)	(12)	—	(12)
Adoption of ASU No. 2016-13	—	—	—	—	—	—	(620)	—	(620)	—	(620)
Balance at March 31, 2020	453,366,433	(259,534,353)	193,832,080	$4	$3,212	$(300)	$2,905	$(3,786)	$2,035	$13	$2,048

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income (loss)	$(106)	$128
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gains on debt repurchases	—	(15)
Goodwill and acquired intangible asset impairment and amortization expense	5	7
Stock-based compensation expense	9	12
Mark-to-market losses on derivative and hedging activities, net	441	45
Provisions for loan losses	95	76
Decrease in accrued interest receivable	79	75
Decrease in accrued interest payable	(70)	(57)
Decrease in other assets	51	62
Decrease in other liabilities	(51)	(145)
Total adjustments	559	60
Total net cash provided by operating activities	453	188
Investing activities
Education loans acquired and originated	(1,921)	(1,074)
Proceeds from payments on education loans	3,020	3,455
Other investing activities, net	(114)	27
Total net cash provided by investing activities	985	2,408
Financing activities
Borrowings collateralized by loans in trust - issued	1,976	2,510
Borrowings collateralized by loans in trust - repaid	(3,065)	(4,508)
Asset-backed commercial paper conduits, net	281	(1,350)
Long-term notes issued	682	—
Long-term notes repaid	(718)	(30)
Other financing activities, net	(241)	(114)
Common stock repurchased	(335)	(107)
Common dividends paid	(31)	(39)
Total net cash used in financing activities	(1,451)	(3,638)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(13)	(1,042)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	3,781	5,262
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,768	$4,220
Cash disbursements made:
Interest	$712	$903
Income taxes paid	$2	$4
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$1,084	$1,206
Restricted cash and restricted cash equivalents	2,684	3,014
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,768	$4,220

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2019 Form 10-K.

Recently Issued Accounting Pronouncements

Effective in 2020

Allowance for Loan Losses

On January 1, 2020, we adopted ASU No. 2016-13, “Financial Instruments — Credit Losses,” which requires measurement and recognition of an allowance for loan loss that estimates the remaining current expected credit losses (“CECL”) for financial assets measured at amortized cost held at the reporting date. Our prior allowance for loan loss was an incurred loss model. As a result, the new guidance results in an increase to our allowance for loan losses. The new standard impacts the allowance for loan losses related to our Private Education Loans and FFELP Loans.

The standard was applied through a cumulative-effect adjustment to retained earnings (net of tax) as of January 1, 2020, the effective date, for the education loans on our balance sheet as of that date (except for the $70 million Purchased Credit Deteriorated (“PCD”) portfolio where the related $43 million allowance is recorded as an increase to the basis of the loans).  Subsequently, changes in the estimated remaining current expected credit losses, including estimated losses on newly originated education loans, will be recorded through provision (net income). This standard represents a significant change from prior GAAP and has resulted in material changes to the Company’s accounting for the allowance for loan losses.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

1.   Significant Accounting Policies (Continued)

Related to the new CECL standard:

•

We have determined that, for modeling current expected credit losses, in general, we can reasonably estimate expected losses that incorporate current and forecasted economic conditions over a three-year period. After this “reasonable and supportable” period, there is a two-year reversion period to Navient’s actual long-term historical loss experience over a full economic life cycle. The model used to project losses utilizes key credit quality indicators of the loan portfolio and predicts how those attributes are expected to perform in connection with the forecasted economic conditions. These losses are calculated on an undiscounted basis. We project losses at the loan level and make estimates regarding prepayments, recoveries on defaults and reasonably expected new Troubled Debt Restructurings (“TDRs”).

•

Separately, as it relates to interest rate concessions granted as part of our private education loan modification program, a discounted cash flow model is used to calculate the amount of interest forgiven for loans currently in the program. The present value of this interest rate concession is included in our CECL allowance for loan loss.

•	Charge-offs include the discount or premium related to such defaulted loan.
•

CECL requires our expected future recoveries on charged-off loans to be presented within the allowance for loan loss whereas previously, we accounted for our receivable for partially charged-off loans ($588 million as of December 31, 2019) as part of our Private Education Loan portfolio. This change is only a change in classification on the balance sheet and does not impact retained earnings at adoption of CECL or provision and net income post-adoption.

The total allowance for loan losses increased by $802 million upon adoption on January 1, 2020 (excluding the impact of the balance sheet reclassifications related to the expected future recoveries and PCD portfolio discussed above). This had a corresponding reduction to equity of $620 million.

The following table summarizes the transition adjustments made as of January 1, 2020 in connection with adopting CECL:

(Dollars in millions)	Private Education Loans	FFELP Loans	Total
Allowance as of December 31, 2019 (prior to CECL)	$1,048	$64	$1,112
Transition adjustments made under CECL on January 1, 2020:
Current expected credit losses on non-PCD portfolio(1)	542	260	802
Current expected credit losses on PCD portfolio(2)	43	—	43
Reclassification of the expected future recoveries on charged-off loans(3)	(588)	—	(588)
Net increase to allowance for loan losses under CECL	(3)	260	257
Allowance as of January 1, 2020 after CECL	$1,045	$324	$1,369

(1)	Recorded net of tax through retained earnings. Resulted in a $620 million reduction to equity.
(2)	Recorded as an increase in basis of the loans. No impact to equity.
(3)

Reclassification of the expected future recoveries on charged-off loans (previously referred to as the receivable for partially charged-off loans) from the Private Education Loan balance to the allowance for loan losses. No impact to equity.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

1.   Significant Accounting Policies (Continued)

Goodwill

On January 1, 2020, we adopted  ASU No. 2017-04, "Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to perform step two of the goodwill impairment test.  The new standard simplifies the goodwill impairment test by requiring comparison of the fair value of a reporting unit to its carrying value. Impairment will be recognized for the amount by which the carrying value exceeds the reporting unit fair value, not to exceed the total allocated reporting unit goodwill. Previously, step two required a hypothetical purchase price allocation when step one indicated potential impairment. The standard will be applied prospectively when the Company performs a step 1 impairment test.

Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides relief for companies who are preparing for the discontinuation of interest rates such as the London Interbank Offered Rate (LIBOR).  The ASU provides companies with optional guidance in the form of expedients and exceptions related to contract modifications, hedge accounting and held to maturity debt securities to ease the burden of and simplify the accounting associated with transitioning away from LIBOR.  This guidance, which will only be available through December 31, 2022, can be applied commencing in March 2020.  The Company continues to assess the implications of the discontinuation of LIBOR.  Accordingly, the Company has not yet concluded whether it will apply the expedients and exceptions provided in ASU 2020-04.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses

See “Note 1 – Significant Accounting Policies” for discussion of the adoption of CECL on January 1, 2020, and the related transition adjustment.

Allowance for Loan Losses Metrics

	Three Months Ended March 31, 2020
(Dollars in millions)	Private Education Loans	FFELP Loans	Total
Beginning balance (as of January 1, 2020 after transition adjustment to CECL)	$1,045	$324	$1,369
Total provision	89	6	95
Charge-offs(1)	(68)	(19)	(87)
Decrease in expected future recoveries on charged-off loans(2)	17	—	17
Ending balance	1,083	311	1,394
Plus: expected future recoveries on charged-off loans(2)	571	—	571
Ending balance excluding expected future recoveries on charged-off loans(3)	$1,654	$311	$1,965
Charge-offs as a percentage of average loans in repayment (annualized)	1.27%	.15%
Allowance coverage of charge-offs (annualized)(3)	6.0	4.1
Allowance as a percentage of the ending total loan balance(3)	7.1%	.5%
Allowance as a percentage of ending loans in repayment(3)	7.8%	.6%
Ending total loans	$23,421	$62,803
Average loans in repayment	$21,601	$52,460
Ending loans in repayment	$21,235	$50,514

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, at the time of charge-off, the expected recovery amount is transferred from the education loan balance to the allowance for loan loss and is referred to as the expected future recoveries on charged-off loans. For FFELP Loans, the recovery is received at the time of charge-off.

(2)

At the end of each month, for Private Education Loans that are 212 or more days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this as the “expected future recoveries on charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for Private Education Loan losses with an offsetting reduction in the expected future recoveries for charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on charged-off loans:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Beginning of period expected recoveries	$588	$674
Expected future recoveries of current period defaults	13	20
Recoveries	(28)	(34)
Charge-offs	(2)	(3)
End of period expected recoveries	$571	$657
Change in balance during period	$(17)	$(17)

(3)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Three Months Ended March 31, 2019
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$76	$1,201	$9	$1,286
Total provision	8	68	—	76
Charge-offs remaining(1)	(17)	(94)	(2)	(113)
Reclassification of interest reserve(2)	—	3	—	3
Ending balance	$67	$1,178	$7	$1,252
Allowance Ending Balance:
Individually evaluated for impairment — TDR	$—	$1,061	$7	$1,068
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	67	117	—	184
Purchased Non-Credit Impaired Loans acquired at a discount(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—
Ending total allowance	$67	$1,178	$7	$1,252
Loans Ending Balance:
Individually evaluated for impairment — TDR	$—	$10,161	$26	$10,187
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	66,634	11,591	29	78,254
Purchased Non-Credit Impaired Loans acquired at a discount(3)	2,758	2,072	—	4,830
Purchased Credit Impaired Loans(3)	—	219	—	219
Ending total loans(5)	$69,392	$24,043	$55	$93,490
Charge-offs as a percentage of average loans in repayment	.11%	1.72%	10.74%
Allowance coverage of charge-offs	1.0	3.1	1.0
Allowance as a percentage of the ending total loan balance	.10%	4.90%	14.09%
Allowance as a percentage of the ending loans in repayment	.12%	5.35%	14.09%
Ending total loans(4)	$69,392	$24,043	$55
Average loans in repayment	$58,222	$22,061	$75
Ending loans in repayment	$57,235	$22,027	$55

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be recovered and any shortfalls in what was actually recovered in the period. For FFELP Loans, the recovery is received at the time of charge-off.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

 2.   Allowance for Loan Losses (Continued)

Key Credit Quality Indicators

FFELP Loans

FFELP Loans are substantially insured and guaranteed as to their principal and accrued interest in the event of default. The key credit quality indicators for this portfolio are loan status and loan type. The impact of changes in loan status and loan type is incorporated into the allowance for loan losses calculation.

   Loan status:

	FFELP Loan Delinquencies
	March 31, 2020		December 31, 2019
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,291		$3,114
Loans in forbearance(2)	8,998		7,442
Loans in repayment and percentage of each status:
Loans current	45,216	89.5%	47,255	88.3%
Loans delinquent 31-60 days(3)	1,631	3.2	2,094	3.9
Loans delinquent 61-90 days(3)	969	1.9	1,082	2.0
Loans delinquent greater than 90 days(3)	2,698	5.4	3,107	5.8
Total FFELP Loans in repayment	50,514	100%	53,538	100%
Total FFELP Loans, gross	62,803		64,094
FFELP Loan unamortized premium(4)	—		545
Total FFELP Loans	62,803		64,639
FFELP Loan allowance for losses	(311)		(64)
FFELP Loans, net	$62,492		$64,575
Percentage of FFELP Loans in repayment		80.4%		83.5%
Delinquencies as a percentage of FFELP Loans in repayment		10.5%		11.7%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.1%		12.2%

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

(2)

Loans for customers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors such as disaster relief, including COVID-19 relief programs.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.
(4)

In connection with the adoption of CECL on January 1, 2020, the $528 million premium as of March 31, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure. This change is prospective in nature as prior balances are not restated under CECL.

   Loan type:

(Dollars in millions)	March 31, 2020	March 31, 2019	Change
Stafford Loans	$18,829	$20,698	$(1,869)
Consolidation Loans	38,796	42,894	(4,098)
Rehab Loans	5,178	5,800	(622)
Total	$62,803	$69,392	$(6,589)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

Private Education Loans

We segregate our Private Education Loan portfolio into two classes of loans in monitoring and assessing credit risk — Troubled Debt Restructurings (“TDRs”) and Non-TDRs. The key credit quality indicators are FICO scores, school type, the existence of a cosigner, the loan status and loan seasoning. The FICO score is the higher of the borrower or co-borrower score and is updated at least every six months while school type is assessed at origination. The other Private Education Loan key quality indicators are updated quarterly. These key credit quality indicators are incorporated into the allowance for loan losses calculation.

The following tables highlight the principal balance of our Private Education Loan portfolio stratified by the key credit quality indicators.

	Private Education Loan Credit Quality Indicators by Origination Year
	TDRs
(Dollars in millions)	March 31, 2020	2019	2018	2017	2016	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$—	$1	$15	$24	$10	$6,380	$6,430	72%
Below 640	—	1	6	6	2	2,446	2,461	28
Total	$—	$2	$21	$30	$12	$8,826	$8,891	100%
School Type:
Not-for-profit	$—	$2	$19	$29	$12	$7,042	$7,104	80%
For-profit	—	—	2	1	—	1,784	1,787	20
Total	$—	$2	$21	$30	$12	$8,826	$8,891	100%
Cosigners:
With cosigner(1)	$—	$—	$—	$10	$5	$5,560	$5,575	63%
Without cosigner	—	2	21	20	7	3,266	3,316	37
Total	$—	$2	$21	$30	$12	$8,826	$8,891	100%
Seasoning(2):
1-12 payments	$—	$2	$12	$1	$—	$183	$198	2%
13-24 payments	—	—	9	14	2	249	274	3
25-36 payments	—	—	—	15	7	402	424	5
37-48 payments	—	—	—	—	3	590	593	7
More than 48 payments	—	—	—	—	—	7,058	7,058	79
Not yet in repayment	—	—	—	—	—	344	344	4
Total	$—	$2	$21	$30	$12	$8,826	$8,891	100%

Allowance for loan losses							(951)
Total loans, net							$7,940

(1)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 63% for total loans at March 31, 2020.
(2)	Number of months in active repayment for which a scheduled payment was received.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators by Origination Year
	Non-TDRs
(Dollars in millions)	March 31, 2020	2019	2018	2017	2016	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$1,852	$4,107	$1,491	$473	$92	$6,194	$14,209	98%
Below 640	13	32	19	5	1	251	321	2
Total	$1,865	$4,139	$1,510	$478	$93	$6,445	$14,530	100%
School Type:
Not-for-profit	$1,764	$3,871	$1,400	$457	$92	$5,576	$13,160	91%
For-profit	101	268	110	21	1	869	1,370	9
Total	$1,865	$4,139	$1,510	$478	$93	$6,445	$14,530	100%
Cosigners:
With cosigner(1)	$2	$15	$1	$51	$22	$4,455	$4,546	31%
Without cosigner	1,863	4,124	1,509	427	71	1,990	9,984	69
Total	$1,865	$4,139	$1,510	$478	$93	$6,445	$14,530	100%
Seasoning(2):
1-12 payments	$1,862	$3,933	$11	$1	$—	$41	$5,848	40%
13-24 payments	—	189	1,371	6	—	50	1,616	11
25-36 payments	—	—	116	443	2	107	668	5
37-48 payments	—	—	—	24	89	157	270	2
More than 48 payments	—	—	—	—	—	5,869	5,869	40
Not yet in repayment	3	17	12	4	2	221	259	2
Total	$1,865	$4,139	$1,510	$478	$93	$6,445	$14,530	100%

Allowance for loan losses							(132)
Total loans, net							$14,398

(1)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 67% for total loans at March 31, 2020.
(2)	Number of months in active repayment for which a scheduled payment was received.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators
	December 31, 2019
	TDRs		Non-TDRs
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$8,493	92%	$13,687	97%
FICO below 640	777	8	365	3
Total	$9,270	100%	$14,052	100%
School Type:
Not-for-profit	$7,387	80%	$12,614	90%
For-profit	1,883	20	1,438	10
Total	$9,270	100%	$14,052	100%
Cosigners:
With cosigner(1)	$5,792	62%	$5,184	37%
Without cosigner	3,478	38	8,868	63
Total	$9,270	100%	$14,052	100%
Seasoning(2):
1-12 payments	$224	3%	$4,673	33%
13-24 payments	301	3	1,570	11
25-36 payments	472	5	603	4
37-48 payments	662	7	251	2
More than 48 payments	7,262	78	6,675	48
Not yet in repayment	349	4	280	2
Total	$9,270	100%	$14,052	100%

(1)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 63% and 67% for TDRs and non-TDRs, respectively, at December 31, 2019.
(2)	Number of months in active repayment for which a scheduled payment was received.
(3)	Balance equals the gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	TDRs
	March 31, 2020		December 31, 2019
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$345		$349
Loans in forbearance(2)	1,057		479
Loans in repayment and percentage of each status:
Loans current	6,808	90.9%	7,557	89.5%
Loans delinquent 31-60 days(3)	227	3.0	296	3.5
Loans delinquent 61-90 days(3)	139	1.9	191	2.3
Loans delinquent greater than 90 days(3)	315	4.2	398	4.7
Total TDR loans in repayment	7,489	100%	8,442	100%
Total TDR loans, gross	8,891		9,270
TDR loans unamortized discount(4)	—		(203)
Total TDR loans	8,891		9,067
TDR loans receivable for partially charged-off loans(4)	—		347
TDR loans allowance for losses	(951)		(941)
TDR loans, net	$7,940		$8,473
Percentage of TDR loans in repayment		84.2%		91.1%
Delinquencies as a percentage of TDR loans in repayment		9.1%		10.5%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		12.4%		5.4%

(1)

Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)

Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors such as disaster relief, including COVID-19 relief programs, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.
(4)

In connection with the adoption of CECL on January 1, 2020, (1) the $211 million discount as of March 31, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure and (2) the receivable for partially charged-off loans balance has been reclassified from the Private Education Loan balance to the allowance for loan loss. Both of these changes are prospective in nature as prior balances are not restated under CECL.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	Non-TDRs
	March 31, 2020		December 31, 2019
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$258		$280
Loans in forbearance(2)	526		125
Loans in repayment and percentage of each status:
Loans current	13,658	99.4%	13,526	99.1%
Loans delinquent 31-60 days(3)	38	.3	53	.4
Loans delinquent 61-90 days(3)	18	.1	27	.2
Loans delinquent greater than 90 days(3)	32	.2	41	.3
Total non-TDR loans in repayment	13,746	100%	13,647	100%
Total non-TDR loans, gross	14,530		14,052
Non-TDR loans unamortized discount(4)	—		(414)
Total non-TDR loans	14,530		13,638
Non-TDR loans receivable for partially charged-off loans(4)	—		241
Non-TDR loans allowance for losses	(132)		(107)
Non-TDR loans, net	$14,398		$13,772
Percentage of non-TDR loans in repayment		94.6%		97.1%
Delinquencies as a percentage of non-TDR loans in repayment		.6%		.9%
Loans in forbearance as a percentage of non- TDR loans in repayment and forbearance		3.7%		.9%

(1)

Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)

Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors such as disaster relief, including COVID-19 relief programs, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.
(4)

In connection with the adoption of CECL on January 1, 2020, (1) the $339 million discount as of March 31, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure and (2) the receivable for partially charged-off loans balance has been reclassified from the Private Education Loan balance to the allowance for loan loss. Both of these changes are prospective in nature as prior balances are not restated under CECL.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for customers experiencing financial difficulty. Certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 70% and 69% of the loans granted forbearance have qualified as a TDR loan at March 31, 2020 and December 31, 2019, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction program as of March 31, 2020 and December 31, 2019 was $1.6 billion and $1.7 billion, respectively.

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Modified loans(1)	$95	$133
Charge-offs(2)	$58	$80
Payment default	$21	$32

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.
(2)	Represents loans that charged off that were classified as TDRs.

3.   Borrowings

The following table summarizes our borrowings.

	March 31, 2020			December 31, 2019
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,129	$8,353	$9,482	$1,052	$8,461	$9,513
Total unsecured borrowings	1,129	8,353	9,482	1,052	8,461	9,513
Secured borrowings:
FFELP Loan securitizations(2)	134	57,988	58,122	72	59,735	59,807
Private Education Loan securitizations(3)	1,635	12,538	14,173	2,120	11,430	13,550
FFELP Loan ABCP facilities	2,712	711	3,423	2,783	617	3,400
Private Education Loan ABCP facilities	2,460	1,427	3,887	2,114	1,513	3,627
Other(4)	372	—	372	338	—	338
Total secured borrowings	7,313	72,664	79,977	7,427	73,295	80,722
Total before hedge accounting adjustments	8,442	81,017	89,459	8,479	81,756	90,235
Hedge accounting adjustments	10	280	290	4	(41)	(37)
Total	$8,452	$81,297	$89,749	$8,483	$81,715	$90,198

(1)

Includes principal amount of $1.1 billion and $1.1 billion of short-term debt as of March 31, 2020 and December 31, 2019, respectively. Includes principal amount of $8.4 billion and $8.5 billion of long-term debt as of March 31, 2020 and December 31, 2019, respectively.

(2)

Includes $134 million and $72 million of short-term debt related to the FFELP Loan asset-backed securitization repurchase facilities (“FFELP Loan Repurchase Facilities”) as of March 31, 2020 and December 31, 2019, respectively. Includes $172 million and $231 million of long-term debt related to the FFELP Loan Repurchase Facilities as of March 31, 2020 and December 31, 2019, respectively.

(3)

Includes $1.6 billion and $2.1 billion of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Private Education Loan Repurchase Facilities”) as of March 31, 2020 and December 31, 2019, respectively. Includes $260 million and $194 million of long-term debt related to the Private Education Loan Repurchase Facilities as of March 31, 2020 and December 31, 2019, respectively.

(4)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

3.   Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of March 31, 2020 and December 31, 2019, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	March 31, 2020
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$134	$57,988	$58,122	$58,831	$1,906	$1,374	$62,111
Private Education Loan securitizations	1,635	12,538	14,173	15,456	576	154	16,186
FFELP Loan ABCP facilities	2,712	711	3,423	3,450	55	98	3,603
Private Education Loan ABCP facilities	2,460	1,427	3,887	4,295	94	26	4,415
Total before hedge accounting adjustments	6,941	72,664	79,605	82,032	2,631	1,652	86,315
Hedge accounting adjustments	—	(539)	(539)	—	—	(677)	(677)
Total	$6,941	$72,125	$79,066	$82,032	$2,631	$975	$85,638

	December 31, 2019
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$72	$59,735	$59,807	$60,834	$1,833	$1,400	$64,067
Private Education Loan securitizations	2,120	11,430	13,550	15,412	509	152	16,073
FFELP Loan ABCP facilities	2,783	617	3,400	3,421	63	102	3,586
Private Education Loan ABCP facilities	2,114	1,513	3,627	4,197	101	28	4,326
Total before hedge accounting adjustments	7,089	73,295	80,384	83,864	2,506	1,682	88,052
Hedge accounting adjustments	—	(439)	(439)	—	—	(593)	(593)
Total	$7,089	$72,856	$79,945	$83,864	$2,506	$1,089	$87,459

4.   Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2019 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2019 Form 10-K for a full discussion.

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2020 and December 31, 2019, and their impact on other comprehensive income and earnings for the three months ended March 31, 2020 and 2019.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

4.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value(4)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$379	$226	$2	$4	$381	$230
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	—	—	—	—	—
Total derivative assets(2)		—	—	379	226	2	4	381	230
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	—	(14)	(20)	(14)	(20)
Floor Income Contracts	Interest rate	—	—	—	—	(247)	(68)	(247)	(68)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(666)	(575)	—	—	(666)	(575)
Other(3)	Interest rate	—	—	—	—	—	(1)	—	(1)
Total derivative liabilities(2)		—	—	(666)	(575)	(261)	(89)	(927)	(664)
Net total derivatives		$—	$—	$(287)	$(349)	$(259)	$(85)	$(546)	$(434)

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

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Gross position	$381	$230	$(927)	$(664)
Impact of master netting agreements	(66)	(18)	66	18
Derivative values with impact of master netting agreements (as carried on balance sheet)	315	212	(861)	(646)
Cash collateral (held) pledged	(370)	(337)	262	155
Net position	$(55)	$(125)	$(599)	$(491)

(3)	“Other” includes derivatives related to our Total Return Swap Facility.
(4)	The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of March 31, 2020		As of December 31, 2019
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$1,085	$10	$1,001	$4
Long-term borrowings	$11,624	$265	$11,488	$(58)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

4.   Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at March 31, 2020 and December 31, 2019 by $13 million and $11 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at March 31, 2020 and December 31, 2019 by $9 million and $12 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019	Mar 31, 2020	Dec 31, 2019
Notional Values:
Interest rate swaps	$17.3	$19.1	$8.6	$8.6	$43.8	$51.5	$69.7	$79.2
Floor Income Contracts	—	—	—	—	17.3	21.2	17.3	21.2
Cross-currency interest rate swaps	—	—	3.9	4.0	—	—	3.9	4.0
Other(1)	—	—	—	—	.1	—	.1	—
Total derivatives	$17.3	$19.1	$12.5	$12.6	$61.2	$72.7	$91.0	$104.4

(1)	“Other” includes derivatives related to our Total Return Swap Facility.

Mark-to-Market Impact of Derivatives on Consolidated Statements of Income

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$410	$104
Gains (losses) recognized in net income on hedged items	(429)	(117)
Net fair value hedge ineffectiveness gains (losses)	(19)	(13)
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	(91)	(12)
Gains (losses) recognized in net income on hedged items	101	27
Net fair value hedge ineffectiveness gains (losses)	10	15
Total fair value hedges(1)(2)	(9)	2
Cash Flow Hedges:
Total cash flow hedges(2)	—	—
Trading:
Interest rate swaps	(41)	6
Floor income contracts	(182)	2
Cross currency interest rate swaps	—	(3)
Other	—	2
Total trading derivatives(3)	(223)	7
Mark-to-market gains (losses) recognized	$(232)	$9

(1)	Recorded in interest expense in the consolidated statements of income.
(2)	The accrued interest income (expense) on fair value hedges and cash flow hedges is recorded in interest expense and is excluded from this table.
(3)	Recorded in “gains (losses) on derivatives and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

4.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

(Dollars in millions)	March 31, 2020	March 31, 2019
Total gains (losses) on cash flow hedges	$(209)	$(57)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)(2)	—	(13)
Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$(209)	$(70)

(1)	Includes net settlement income/expense.
(2)	We expect to reclassify $3 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to amortization of terminated hedge relationships.

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	March 31, 2020	December 31, 2019
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$370	$337
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	56	69
Total collateral held	$426	$406
Derivative asset at fair value including accrued interest	$325	$282
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$262	$155
Total collateral pledged	$262	$155
Derivative liability at fair value including accrued interest and premium receivable	$863	$658

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $175 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

5.   Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	March 31, 2020	December 31, 2019
Accrued interest receivable	$1,874	$1,952
Income tax asset, net (current and deferred)	535	258
Benefit and insurance-related investments	457	459
Derivatives at fair value	315	212
Fixed assets, net	132	135
Accounts receivable	95	119
Other	171	199
Total	$3,579	$3,334

6.   Stockholders’ Equity

The following table summarizes common share repurchases and issuances.

	Three Months Ended March 31,
	2020	2019
Common stock repurchased(1)	22,975,880	9,417,244
Average purchase price per share	$14.61	$11.40
Shares repurchased related to employee stock- based compensation plans(2)	900,277	2,413,605
Average purchase price per share	$13.69	$10.82
Common shares issued(3)	2,271,554	4,429,464

(1)	Common shares purchased under our share repurchase program.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on March 31, 2020 was $7.58.

Dividend and Share Repurchase Program

In the three months ended March 31, 2020 and 2019, we paid $31 million ($0.16 per share) and $39 million ($0.16 per share) of common stock dividends, respectively.

On January 27, 2020, Navient entered into an agreement and repurchased 20.3 million shares of common stock owned by certain existing shareholders at a purchase price of $14.77 per share. The price of the shares repurchased equaled the closing price of Navient stock on January 27, 2020.

In the three months ended March 31, 2020 and 2019, we repurchased 23.0 million and 9.4 million shares of common stock, respectively, for $335 million and $107 million, respectively. As of March 31, 2020, the remaining common share repurchase authority under this program was $665 million.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

7.   Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
Numerator:
Net income (loss)	$(106)	$128
Denominator:
Weighted average shares used to compute basic EPS	200	244
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”)(1)	—	3
Dilutive potential common shares(2)	—	3
Weighted average shares used to compute diluted EPS	200	247
Basic earnings (loss) per common share	$(.53)	$.52
Diluted earnings (loss) per common share	$(.53)	$.52

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended March 31, 2020 and 2019, securities covering approximately 7 million and 5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

8.   Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Please refer to “Note 12 — Fair Value Measurements” in our 2019 Form 10-K for a full discussion.

During the three months ended March 31, 2020, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments. The fair values take into account the impact COVID-19 had on the valuations as of March 31, 2020, most significantly in the form of higher credit spreads used to determine the respective fair values of our education loans and borrowings.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

8.   Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2020				December 31, 2019
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	$—	$379	$2	$381	$—	$227	$3	$230
Cross-currency interest rate swaps	—	—	—	—	—	—	—	—
Total derivative assets(2)	—	379	2	381	—	227	3	230
Total	$—	$379	$2	$381	$—	$227	$3	$230
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$(14)	$(14)	$—	$—	$(20)	$(20)
Floor Income Contracts	—	(247)	—	(247)	—	(68)	—	(68)
Cross-currency interest rate swaps	—	—	(666)	(666)	—	—	(575)	(575)
Other	—	—	—	—	—	—	(1)	(1)
Total derivative liabilities(2)	—	(247)	(680)	(927)	—	(68)	(596)	(664)
Total	$—	$(247)	$(680)	$(927)	$—	$(68)	$(596)	$(664)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See "Note 4 – Derivative Financial Instruments" for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
(3)

Borrowings which are the hedged item in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

8.   Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended March 31,
	2020				2019
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(17)	$(575)	$(1)	$(593)	$(27)	$(633)	$(4)	$(664)
Total gains/(losses):
Included in earnings(1)	4	(112)	1	(107)	2	(45)	2	(41)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	1	21	—	22	1	33	—	34
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(12)	$(666)	$—	$(678)	$(24)	$(645)	$(2)	$(671)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$2	$(91)	$1	$(88)	$3	$(12)	$2	$(7)

(1)	"Included in earnings" is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Gains (losses) on derivative and hedging activities, net	$5	$4
Interest expense	(112)	(45)
Total	$(107)	$(41)

(2)

Recorded in "gains (losses) on derivative and hedging activities, net" in the consolidated statement of income for interest rate swaps and other.  Recorded in interest expense for cross currency interest rate swaps in fair value hedges.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

8.   Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at March 31, 2020	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Prime/LIBOR basis swaps	$(12)	Discounted cash flow	Constant Prepayment Rate	8%
			Bid/ask adjustment to discount rate	.08%
Cross-currency interest rate swaps	(666)	Discounted cash flow	Constant Prepayment Rate	4%
Other	—
Total	$(678)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2020			December 31, 2019
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$59,333	$62,492	$(3,159)	$64,478	$64,575	$(97)
Private Education Loans	21,638	22,338	(700)	22,984	22,245	739
Cash and investments	4,084	4,084	—	3,992	3,992	—
Total earning assets	85,055	88,914	(3,859)	91,454	90,812	642
Interest-bearing liabilities
Short-term borrowings	8,416	8,452	36	8,498	8,483	(15)
Long-term borrowings	73,871	81,297	7,426	81,317	81,715	398
Total interest-bearing liabilities	82,287	89,749	7,462	89,815	90,198	383
Derivative financial instruments
Floor Income Contracts	(247)	(247)	—	(68)	(68)	—
Interest rate swaps	367	367	—	210	210	—
Cross-currency interest rate swaps	(666)	(666)	—	(575)	(575)	—
Other	—	—	—	(1)	(1)	—
Excess of net asset fair value over carrying value(1)			$3,603			$1,025

(1)

$1.6 billion of this excess as of March 31, 2020 is a result of adjusting the Company’s $9.5 billion senior unsecured debt down to fair value compared to such adjustment being a $56 million increase as of December 31, 2019. This significant change in fair value is directly a result of wider credit spreads as of March 31, 2020 as a result of COVID-19.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

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

Regulatory Matters

In addition, Navient and its subsidiaries are subject to examination or regulation by the SEC, CFPB, FFIEC, ED and various state licensing or other regulatory agencies as part of its ordinary course of business. Items or matters similar to or different from those described above may arise during the course of those examinations. We also routinely receive inquiries or requests from various regulatory entities or bodies or government agencies concerning our business or our assets. Generally, the Company endeavors to cooperate with each such inquiry or request.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. We expect these various indemnification claims to be resolved at a future date as the cases move toward conclusion. Navient has no reserves related to indemnification matters with SLM BankCo as of March 31, 2020.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

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

10.   Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

The following tables illustrate the disaggregation of revenue from contracts with customers accounted for under ASC 606, “Revenue from Contracts with Customers,” according to service type and client type by reportable operating segment.

Revenue by Service Type

	Three Months Ended March 31,
	2020			2019
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$31	$—	$31	$30	$—	$30
Government services	—	33	33	—	42	42
Healthcare services	—	24	24	—	26	26
Total	$31	$57	$88	$30	$68	$98

Revenue by Client Type

	Three Months Ended March 31,
	2020			2019
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$18	$5	$23	$13	$3	$16
Guarantor agencies	13	—	13	14	—	14
Other institutions	—	—	—	3	—	3
State and local government	—	16	16	—	25	25
Tolling authorities	—	12	12	—	14	14
Hospitals and other healthcare providers	—	24	24	—	26	26
Total	$31	$57	$88	$30	$68	$98

As of March 31, 2020 and March 31, 2019, there was $67 million and $72 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

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

The following table includes GAAP basis asset information for our Federal Education Loans segment.

(Dollars in millions)	March 31, 2020	December 31, 2019
FFELP Loans, net	$62,492	$64,575
Cash and investments(1)	2,119	2,043
Other	2,264	2,202
Total assets	$66,875	$68,820

(1)	Includes restricted cash and investments.

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

The following table includes GAAP basis asset information for our Consumer Lending segment.

(Dollars in millions)	March 31, 2020	December 31, 2019
Private Education Loans, net	$22,338	$22,245
Cash and investments(1)	870	927
Other	1,023	931
Total assets	$24,231	$24,103

(1)	Includes restricted cash and investments.

Business Processing Segment

In this segment, Navient performs revenue cycle management and business processing services for over 500 non-education related government and healthcare clients. Government services provide state governments, agencies, court systems, municipalities and toll authorities our integrated solutions technology and superior data-driven approach, allowing them to reduce their operating expenses while maximizing revenue opportunities. Healthcare services include revenue cycle outsourcing, accounts receivable management, extended business office support and consulting engagements. We offer customizable solutions for our clients that include hospitals, hospital systems, medical centers, large physician groups and other healthcare providers.

At March 31, 2020 and December 31, 2019, the Business Processing segment had total assets of $426 million and $423 million, respectively, on a GAAP basis.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

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

At March 31, 2020 and December 31, 2019, the Other segment had total assets of $1.7 billion and $1.6 billion, respectively, on a GAAP basis.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

11.   Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2020
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$582	$404	$—	$—	$986	$3	$(14)	$(11)	$975
Other loans	—	—	—	—	—	—	—	—	—
Cash and investments	6	2	—	4	12	—	—	—	12
Total interest income	588	406	—	4	998	3	(14)	(11)	987
Total interest expense	456	210	—	35	701	7	6	13	714
Net interest income (loss)	132	196	—	(31)	297	(4)	(20)	(24)	273
Less: provisions for loan losses	6	89	—	—	95	—	—	—	95
Net interest income (loss) after provisions for loan losses	126	107	—	(31)	202	(4)	(20)	(24)	178
Other income (loss):
Servicing revenue	56	2	—	—	58	—	—	—	58
Asset recovery and business processing revenue	53	—	57	—	110	—	—	—	110
Other income (loss)	4	—	—	3	7	4	(227)	(223)	(216)
Total other income (loss)	113	2	57	3	175	4	(227)	(223)	(48)
Expenses:
Direct operating expenses	83	39	54	—	176	—	—	—	176
Unallocated shared services expenses	—	—	—	75	75	—	—	—	75
Operating expenses	83	39	54	75	251	—	—	—	251
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	5	5	5
Restructuring/other reorganization expenses	—	—	—	5	5	—	—	—	5
Total expenses	83	39	54	80	256	—	5	5	261
Income (loss) before income tax expense (benefit)	156	70	3	(108)	121	—	(252)	(252)	(131)
Income tax expense (benefit)(2)	37	16	1	(26)	28	—	(53)	(53)	(25)
Net income (loss)	$119	$54	$2	$(82)	$93	$—	$(199)	$(199)	$(106)

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2020
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(24)	$—	$(24)
Total other income (loss)	(223)	—	(223)
Goodwill and acquired intangible asset impairment and amortization	—	5	5
Total Core Earnings adjustments to GAAP	$(247)	$(5)	(252)
Income tax expense (benefit)			(53)
Net income (loss)			$(199)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

11.   Segment Reporting (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2020 and for the three months ended

March 31, 2020 and 2019 is unaudited)

11.   Segment Reporting (Continued)

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Core Earnings net income	$93	$136
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	(247)	(6)
Net impact of goodwill and acquired intangible assets(2)	(5)	(7)
Net tax effect(3)	53	5
Total Core Earnings adjustments to GAAP	(199)	(8)
GAAP net income (loss)	$(106)	$128

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

For us, these factors include, among others, the risks and uncertainties associated with:

•

the severity, magnitude and duration of the COVID-19 pandemic, including changes in the macroeconomic environment, restrictions on business, individual or travel activities intended to slow the spread of the pandemic, and volatility in market conditions resulting from the pandemic including interest rates, the value of equities and other financial assets;

•	increases in financing costs;
•	the availability of financing or limits on liquidity resulting from disruptions in the capital markets or other factors;
•	unanticipated increases in costs associated with compliance with federal, state or local laws and regulations;
•	changes in the demand for asset management and business processing solutions or other changes in marketplaces in which we compete (including increased competition);
•	changes in accounting standards including but not limited to changes pertaining to loan loss reserves and estimates or other accounting standards that may impact our operations;
•	adverse outcomes in any significant litigation to which we are a party;
•	credit risk associated with the Company’s underwriting standards or exposure to third parties, including counterparties to hedging transactions; and
•	changes in the terms of education loans and the educational credit marketplace (including changes resulting from the CARES Act or other new laws and the implementation of existing laws).

We could also be affected by, among other things:

•	unanticipated repayment trends on loans including prepayments or deferrals in our securitization trusts that could accelerate or delay repayment of the bonds;
•	reductions to our credit ratings, the credit ratings of asset-backed securitizations we sponsor or the credit ratings of the United States of America;
•	failures of our operating systems or infrastructure, or those of third-party vendors;
•	risks related to cybersecurity including the potential disruption of our systems or those of our third-party vendors or customers, or potential disclosure of confidential customer information;
•	damage to our reputation resulting from cyber-breaches, litigation, the politicization of student loan servicing or other actions or factors;
•	failure to successfully implement cost-cutting initiatives and adverse effects of such initiatives on our business;
•	failure to adequately integrate acquisitions or realize anticipated benefits from acquisitions including delays or errors in converting portfolio acquisitions to our servicing platform;
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

•	our ability to successfully effectuate any acquisitions and other strategic initiatives;
•	activities by shareholder activists, including a proxy contest or any unsolicited takeover proposal;
•	changes in general economic or social conditions; and
•

the other factors that are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2018 Form 10-K”), this Form 10-Q and in our other reports filed with the Securities and Exchange Commission (“SEC”).

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

Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in the “Glossary” section of our 2019 Form 10-K.

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

With a focus on data-driven insights, service, compliance and innovative support, Navient:

•	owns $84.8 billion of education loans;
•	originates Private Education Loans;
•

services and performs asset recovery activities on its own portfolio of education loans, as well as education loans owned by other institutions including the United States Department of Education (“ED”); and

•	provides revenue cycle management and business processing services to federal, state and municipal clients, public authorities and healthcare organizations.

As of March 31, 2020, Navient’s principal assets consisted of:

•	$62.5 billion in FFELP Loans, with a 0.81% Core Earnings segment net interest margin and a weighted average life of 7 years;
•	$22.3 billion in Private Education Loans, with a 3.31% Core Earnings segment net interest margin and a weighted average life of 5 years;
•

a loan origination business that assists borrowers in refinancing their education loan debt and assists students and families in financing their higher education, which produced $1.9 billion of Private Education Loan originations in first-quarter 2020;

•	an education loan servicing business that services over $300 billion in ED, FFELP and Private Education Loans; and
•	a business solutions suite through which we provide services for over 500 clients in the non-education related government and healthcare sectors.

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

Strengths and Opportunities

Navient’s competitive advantages distinguish it from its competitors, including:

High Quality Asset Base Generating Significant and Predictable Cash Flows

At March 31, 2020, Navient’s $84.8 billion education loan portfolio was 82% funded to term and is expected to produce predictable cash flows over the remaining life of the portfolio. Our $62.5 billion FFELP portfolio bears a maximum 3% loss exposure under the terms of the federal guaranty. Our $22.3 billion Private Education Loan portfolio is 43% cosigned (65% excluding Private Education Refinance Loans).

Strong Capital Return

As a result of our significant cash flow and capital generation, Navient expects to continue to return excess capital to stockholders through dividends and share repurchases in accordance with its publicly-announced capital allocation policy.

In total, we repurchased 23.0 million shares of common stock (11% reduction in shares outstanding) for $335 million in the first quarter of 2020. At March 31, 2020, there was $665 million remaining in share repurchase authorization. In the first quarters of 2020 and 2019, Navient paid $31 million and $39 million, respectively, in dividends.

At quarter end, our adjusted tangible equity ratio(1) declined to 3.2%. As anticipated, the implementation of CECL reduced our capital ratios, which we plan to rebuild over the course of 2020. In addition, GAAP equity was reduced as a result of the accelerated repurchase of shares that occurred in January and as a result of mark-to-market losses on derivative and hedging activities that occurred on derivatives that hedge interest rates.

(1)	Item is a non-GAAP financial measure. For an explanation and reconciliation of our non-GAAP financial measures, see “Non-GAAP Financial Measures.”

Consumer Lending Business Growth

In the Consumer Lending segment, we continue to see meaningful value opportunities in originating Private Education Loans to financially responsible consumers which will generate attractive long-term risk adjusted returns. This includes a loan origination business that assists borrowers in refinancing their education loan debt as well as students and families in financing their higher education. We originated $1.9 billion of Private Education Loans in first-quarter 2020, a 93% increase from $984 million in the year-ago quarter. In the first quarter of 2020, we also entered into a marketing arrangement with a bank partner to originate in-school loans for the 2020-2021 academic year.

Business Processing Opportunities

Navient continues to leverage our large-scale operating platforms, superior data-driven strategies, operating efficiency, and regulatory compliance and risk management infrastructure to extend our receivables management and business processing services into new markets. Navient provides business processing services to over 500 clients, generating EBITDA(1) of $4 million in the first quarter of 2020, down 71% from the year-ago quarter. This decline was primarily the result of contract terminations and expirations that occurred in the second half of 2019, the impact of COVID-19 on certain activities and one-time efficiency initiative costs. Navient’s inventory of non-education related contingent asset recovery receivables remained stable at $15 billion as of March 31, 2020. While revenue in this segment varies from period to period primarily due to normal contract life cycles as well as general economic activity, we continue to believe in the long-term opportunities.

Efficient and Large-Scale Operating Platforms

We service over $300 billion in education loans. These loans are owned by Navient and third parties, including ED. We have demonstrated flexible and scalable infrastructure with capacity to manage large volumes of complex transactions with continued efficiency improvements.

Superior Performance

Navient has demonstrated superior default prevention performance. Federal loans serviced by Navient achieved a Cohort Default Rate (“CDR”) 37% better than our peers, as calculated from the most recent CDR released by ED in September 2019. Through March and April 2020, our scale and performance attested to our ability to quickly, efficiently and correctly adapt to the changing contractual requirements of servicing education loans. We are consistently a top performer in our asset recovery business and deliver superior service to our public and private sector clients. We leverage data-driven insights and customer service to identify new ways to add value to our clients.

Customer Service and Compliance Commitment

Navient fosters a robust compliance culture driven by a “customer first” approach. We invest in rigorous training programs, quality assurance, reviews and audits, complaint tracking and analysis, and customer research to enhance our compliance and customer service.

Navient’s Response to COVID-19

Beginning in the first quarter of 2020, the pandemic related to the novel coronavirus COVID-19 began to impact the global economy and our results of operations. The COVID-19 pandemic has been declared a national emergency. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, as well as a general decline in economic activity and consumer confidence and increases in job losses and unemployment. In this section, we will highlight our response to the global pandemic and its impact on our business and operations. While we have experience in managing our business through economic crises in the past, there is a substantial amount of uncertainty associated with this crisis. We would suggest that the information below should be read in conjunction with our risk factors included in Part II, Item 1A. “Risk Factors — The Impact of COVID-19 and Related Risk” in this quarterly report on Form 10-Q and the Risk Factors included in our 2019 Annual Report on Form 10-K.

(1)	Item is a non-GAAP financial measure. For an explanation and reconciliation of our non-GAAP financial measures, see “Non-GAAP Financial Measures.”

The World Health Organization first declared the COVID-19 outbreak a pandemic on March 13, 2020. By mid-March, the economic impact of the crisis was beginning to take hold. As this crisis evolved, we took early action to protect the health and safety of our employees. We expanded our work-from-home capabilities and implemented best practices in our facilities with regard to safety and hygiene to protect those who were unable to work remotely. We were able to quickly and successfully move 90% of our team to work-from-home status. As a result of these steps, the pandemic has not adversely affected our ability to maintain our operations or service our customers and borrowers.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. In compliance with the CARES Act, we suspended payments and interest accrual on all loans owned by ED until September 30, 2020. While the CARES Act applies only to loans owned by ED, our FFELP and Private Education Loan portfolios have also been impacted by the pandemic. Private Education Loans in forbearance increased to $1.6 billion or 6.9% of the portfolio at March 31, 2020, compared to $604 million or 2.7% of the portfolio at December 31, 2019. This increase was driven by our COVID-19 relief options. Loans in forbearance continued to increase in April to $2.8 billion as of April 15th. We anticipate that loans in forbearance will continue to increase for some time but at a slower rate than we have experienced in March and April of 2020. Our Private Education Loan charge-offs in the first quarter declined 30% to $68 million compared with $97 million in the fourth quarter. This decline was primarily due to the strength of the economy heading into March. Despite the COVID-19 crisis, we have seen most borrowers continue to make payments according to their payment plans. And while forbearance rates have risen, the balance of loans delinquent has not. This trend has continued into April. We expect that defaults in both our Private Education Loan and FFELP Loan portfolios will be significantly lower in 2020 than 2019 as well as lower than what had been expected at the start of the year as a result of the increased use of payment relief options. During the quarter, provision for loan losses was $95 million which was primarily due to an increase in expected losses related to COVID-19. This increase in provision primarily relates to increases in defaults that we expect to occur in 2021 and 2022 as a result of COVID-19 and the use of forbearances. Our total reserves of $2 billion (excluding the expected future recoveries on charged-off loans) at March 31, 2020 represent reserves equal to 7.1% of our Private Education Loans and 25% of the risk sharing component (plus the applicable premium) of our FFELP Loan portfolio. While we are paying close attention to our customers, it is too early to know the full impact of this crisis or the path and timing of the recovery.

In the quarter, our Private Education Refinance Loan originations of $1.9 billion represented a 92% increase over the year-ago quarter. While demand continues to be very strong for our products, beginning in March, we reduced our marketing efforts and tightened credit until we have a greater visibility into funding costs and the overall economic outlook. The result is that we expect future originations to be reduced. In our Business Processing Segment (“BPS”), total EBITDA margin fell to 7% from 21% a year ago. The decline in margin was primarily driven by contract terminations and expirations that occurred in the second half of 2019, the impact of COVID-19 on certain activities and one-time efficiency initiative costs. In the first 15 days of April, we experienced significantly lower transaction-related placements in both government services and health care revenue cycle management as well as a general decline in transactions on our platforms. To offset the impact of the pandemic on this business, we have been able to transition hundreds of our experienced BPS colleagues to support state clients working to help their newly unemployed residents access benefits implemented in the CARES Act. These new opportunities are expected to partially offset the negative impact BPS is experiencing as a result of COVID-19.

The impact of the COVID-19 crisis on the capital markets has been significant, decreasing the number of transactions being brought to market and increasing the pricing of those that were successfully marketed. However, we believe we are in a strong liquidity position with $1.7 billion of primary sources of liquidity, $1.1 billion of which is cash. In addition, cash flow from our loan portfolio and services contracts remains strong and our very seasoned loan portfolio experiences lower levels of stress. We were able to complete our planned unsecured financing activity for the year before the effects of the pandemic became apparent. We raised new proceeds through the issuance of $700 million of unsecured debt issued on January 23, 2020. We used $190 million of this issuance to reduce our 2021 maturities. We also issued $1.9 billion of term Private Education ABS and refinanced $472 million of our Private Education Loan repurchase facilities that extended the term and reduced the overall costs of these facilities. On April 1, we extended a FFELP Loan ABCP facility to 2022 and expanded the total capacity in our Private Education Refinance Loan ABCP facility from $2 billion to $2.6 billion. Looking forward, while the cost of financing is elevated, we believe that the ABS and unsecured debt markets remain a viable option should the need arise. However, we do not believe we will need to issue unsecured or ABS debt  throughout the remainder of 2020. We also believe we can refinance our ABCP and other facilities that mature in 2020, albeit at a higher cost.

We ended the quarter with an adjusted tangible equity ratio of 3.2%. The decline in our adjusted tangible equity ratio is partially attributable to reduced capital resulting from our implementation of CECL. We anticipated these reduced capital levels and expect them to rebuild over the course of 2020. In addition, our GAAP equity was reduced as a result of the accelerated repurchase of shares that occurred in January and as a result of the $394 million after-tax decrease in the value of derivatives we use to hedge interest rates. This decrease will reverse over time as these derivatives expire.

From an accounting, reporting and disclosure perspective, COVID-19 and the related work-from-home policies did not negatively impact our ability to close our books, financial systems, internal control over financial reporting or our disclosure controls and procedures. See “Critical Accounting Policies and Estimates” for a discussion of how COVID-19 impacted our allowance for loan loss, our conclusion of goodwill not being impaired, as well as the impact on fair value measurements.

We have successfully implemented our business continuity plans in response to COVID-19. We do not foresee requiring material expenditures to continue to operate in a work-from-home environment nor do we expect material expenditures to return to work in the office. We do not anticipate a material adverse impact of COVID-19 on our supply chain and we do not expect the anticipated impact of COVID-19 to materially change the relationship between costs and revenues. We have not been adversely impacted by travel restrictions and border closures nor do we anticipate that our operations will be materially impacted by any constraints on our human capital resources and productivity.

Navient’s Approach to Helping Education Loan Borrowers Achieve Success

We help our customers navigate the path to financial success through proactive outreach and innovative, data-driven approaches.

Customer-focused: We made widely available throughout our website, emails and other media the repayment options available to our customers who are experiencing impacts from the current pandemic. Navient is a leader in recommending policy reforms that would enhance the student loan program. For example, we have recommended improving financial literacy before borrowing, simplifying federal loan repayment options and encouraging college completion — reforms that we believe would make a meaningful difference for millions of Americans.

In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of March 31, 2020, $1.6 billion of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

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

Selected Historical Financial Information and Ratios

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
GAAP Basis
Net income (loss)	$(106)	$128
Diluted earnings (loss) per common share	$(.53)	$.52
Weighted average shares used to compute diluted earnings per share	200	247
Net interest margin, Federal Education Loans segment	.76%	.76%
Net interest margin, Consumer Lending segment	3.34%	3.28%
Return on assets	(.47)%	.53%
Ending FFELP Loans, net	$62,492	$69,908
Ending Private Education Loans, net	22,338	22,141
Ending total education loans, net	$84,830	$92,049
Average FFELP Loans	$63,894	$71,226
Average Private Education Loans	23,112	22,761
Average total education loans	$87,006	$93,987
Core Earnings Basis(1)
Net income	$93	$136
Diluted earnings per common share	$.46	$.55
Adjusted diluted earnings per common share(2)	$.51	$.58
Weighted average shares used to compute diluted earnings per share	202	247
Net interest margin, Federal Education Loans segment	.81%	.80%
Net interest margin, Consumer Lending segment	3.31%	3.22%
Return on assets	.41%	.56%
Ending FFELP Loans, net	$62,492	$69,908
Ending Private Education Loans, net	22,338	22,141
Ending total education loans, net	$84,830	$92,049
Average FFELP Loans	$63,894	$71,226
Average Private Education Loans	23,112	22,761
Average total education loans	$87,006	$93,987

(1)  Core Earnings are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of Core Earnings, see the section titled “Non-GAAP Financial Measures – Core Earnings.”

(2)  Adjusted diluted Core Earnings per share, a non-GAAP financial measure, excludes restructuring and regulatory expenses of $12 million and $8 million for the three months ended March 31, 2020 and 2019, respectively.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the three months ended March 31, 2020. We monitor and assess our ongoing operations and results based on the following four reportable operating segments: Federal Education Loans, Consumer Lending, Business Processing and Other.

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

Business Processing Segment

In this segment, Navient performs revenue cycle management and business processing services for over 500 non-education related government and healthcare clients. Government services provide state governments, agencies, court systems, municipalities and toll authorities our integrated solutions technology and superior data-driven approach, allowing them to reduce their operating expenses while maximizing revenue opportunities. Healthcare services include revenue cycle outsourcing, accounts receivable management, extended business office support and consulting engagements. We offer customizable solutions for our clients that include hospitals, hospital systems, medical centers, large physician groups and other healthcare providers.

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

Key Financial Measures

Our operating results are primarily driven by net interest income, provisions for loan losses and expenses incurred in our education loan portfolios; the revenues and expenses generated by our servicing, asset recovery and business processing businesses; gains and losses on loan sales and debt repurchases; and income tax expense. We manage and assess the performance of each business segment separately as each is focused on different customers and each derives its revenue from different activities and services. A brief summary of our key financial measures (net interest income; provisions for loan losses; charge-offs and delinquencies; servicing, asset recovery and business processing revenues; other income (loss); operating expenses; and income tax expense) can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

First-quarter 2020 Summary of Results

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

First-quarter 2020 GAAP net loss was $106 million ($0.53 diluted loss per share), compared with $128 million ($0.52 diluted earnings per share) for the year-ago quarter. The net loss in first-quarter 2020 was the result of $236 million of pre-tax mark-to-market losses on derivative and hedging activities as the result of the significant reduction in interest rates. These losses primarily relate to derivatives used to hedge FFELP Loan floor income that do not qualify for hedge accounting. See “Consolidated Earnings Summary – GAAP Basis” for a discussion of the primary contributors to the change in GAAP earnings between periods.)

Core Earnings for the quarter were $93 million ($0.46 diluted Core Earnings per share), compared with $136 million ($0.55 diluted Core Earnings per share) for the year-ago quarter. First-quarter 2020 and 2019 adjusted diluted Core Earnings per share were $0.551 and $0.58, respectively, excluding restructuring and regulatory-related expenses of $12 million and $8 million, respectively. See “Reportable Segment Earnings Summary – Core Earnings Basis” for a discussion of the primary contributors to the change in Core Earnings between periods.

Highlights of first-quarter 2020 include:

•	FFELP Loan delinquency rate decreased 5% from 11.0% in the year-ago quarter to 10.5%, and the forbearance rate increased 19% from 12.7% in the year-ago quarter to 15.1%;
•	originated $1.9 billion of Private Education Refinance Loans, a 92% increase from $984 million in the year-ago quarter;
•	Private Education Loan delinquency rate decreased 31% from 5.2% in the year-ago quarter to 3.6%, and the forbearance rate increased 176% from 2.5% in the year-ago quarter to 6.9%;
•

EBITDA decreased 71% to $4 million in our Business Processing segment, primarily due to contract terminations and expirations that occurred in the second half of 2019, the impact of COVID-19 on certain activities and one-time efficiency initiative costs;

•	in April, the Business Processing segment won two significant contracts in connection with assisting certain states to implement programs under the CARES Act;
•	contingent collections receivables inventory in our Business Processing segment remained stable at $15 billion;
•	adopted CECL on January 1, 2020, resulting in a $620 million reduction to equity (see “Allowance for Loan Losses” for further discussion);
•	repurchased 23.0 million common shares;
•	paid $31 million in common stock dividends;
•	adjusted tangible equity ratio of 3.2%;
•	issued $1.9 billion of Private Education Loan asset-backed securities (“ABS”) and $700 million of unsecured debt; and
•	held $1.1 billion of cash at March 31, 2020.

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

GAAP Statements of Income (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2020	2019	$	%
Interest income:
FFELP Loans	$571	$763	$(192)	(25)%
Private Education Loans	404	443	(39)	(9)
Other loans	—	1	(1)	(100)
Cash and investments	12	27	(15)	(56)
Total interest income	987	1,234	(247)	(20)
Total interest expense	714	949	(235)	(25)
Net interest income	273	285	(12)	(4)
Less: provisions for loan losses	95	76	19	25
Net interest income after provisions for loan losses	178	209	(31)	(15)
Other income (loss):
Servicing revenue	58	62	(4)	(6)
Asset recovery and business processing revenue	110	119	(9)	(8)
Other income (loss)	7	16	(9)	(56)
Gains on debt repurchases	—	15	(15)	(100)
Gains (losses) on derivative and hedging activities, net	(223)	7	(230)	(3,286)
Total other income (loss)	(48)	219	(267)	(122)
Expenses:
Operating expenses	251	256	(5)	(2)
Goodwill and acquired intangible assets impairment and amortization expense	5	7	(2)	(29)
Restructuring/other reorganization expenses	5	1	4	400
Total expenses	261	264	(3)	(1)
Income (loss) before income tax expense (benefit)	(131)	164	(295)	(180)
Income tax expense (benefit)	(25)	36	(61)	(169)
Net income (loss)	$(106)	$128	$(234)	(183)%
Basic earnings (loss) per common share	$(.53)	$.52	$(1.05)	(202)%
Diluted earnings (loss) per common share	$(.53)	$.52	$(1.05)	(202)%
Dividends per common share	$.16	$.16	$—	—%

Consolidated Earnings Summary — GAAP Basis

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Net loss was $106 million, or $0.53 diluted loss per common share, compared with net income of $128 million, or $0.52 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•

Net interest income decreased by $12 million, primarily as a result of the continued natural paydown of the FFELP and non-refinance Private Education Loan portfolios which was partially offset by the growth in the Private Education Refinance Loan portfolio and an increase in FFELP Floor Income as a result of lower interest rates.

•	Provisions for loan losses increased $19 million (see “Allowance for Loan Losses”) for a discussion regarding the transition to CECL on January 1, 2020):
○	The provision for FFELP Loan losses decreased $2 million.
○

The provision for Private Education Loan losses increased $21 million. Provision of $89 million in first-quarter 2020 is primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions.

•	Servicing revenue decreased $4 million primarily due to the natural paydown of the FFELP Loan portfolio serviced for third parties.
•

Asset recovery and business processing revenue decreased $9 million primarily as a result of contract terminations and expirations that occurred in the second half of 2019, as well as the impact of COVID-19 on certain Business Processing segment business lines (temporary stoppage of certain collection/processing activity and lower volume in the toll business).

•	Net gains on debt repurchases decreased by $15 million. There were no debt repurchases in first-quarter 2020 compared to $46 million repurchased at a $15 million gain in the year-ago period.
•

Net losses on derivative and hedging activities increased $230 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of our Floor Income Contracts, basis swaps, foreign currency hedges and other derivative instruments during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods. In particular, the net loss in first-quarter 2020 was primarily related to the significant reduction in interest rates and resulting impact on the mark-to-market of the derivatives used to economically hedge floor income that do not qualify for hedge accounting.

•

Excluding net regulatory-related costs of $7 million in the first quarters of 2020 and 2019, operating expenses decreased $5 million primarily as a result of ongoing cost saving initiatives across the Company.

•

During the first quarters of 2020 and 2019, the Company incurred $5 million and $1 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were due primarily to severance-related costs.

We repurchased 23.0 million and 9.4 million shares of our common stock during the first quarters of 2020 and 2019, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 45 million common shares (or 18 percent) from the year-ago period.

Non-GAAP Financial Measures

In addition to financial results reported on a GAAP basis, Navient also provides certain performance measures which are non-GAAP financial measures.  The following non-GAAP financial measures are presented within this Form 10-Q: (1) Core Earnings, (2) Adjusted Tangible Equity Ratio and (3) EBITDA for the Business Processing segment.

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

	Three Months Ended March 31, 2020
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$582	$404	$—	$—	$986	$3	$(14)	$(11)	$975
Other loans	—	—	—	—	—	—	—	—	—
Cash and investments	6	2	—	4	12	—	—	—	12
Total interest income	588	406	—	4	998	3	(14)	(11)	987
Total interest expense	456	210	—	35	701	7	6	13	714
Net interest income (loss)	132	196	—	(31)	297	(4)	(20)	(24)	273
Less: provisions for loan losses	6	89	—	—	95	—	—	—	95
Net interest income (loss) after provisions for loan losses	126	107	—	(31)	202	(4)	(20)	(24)	178
Other income (loss):
Servicing revenue	56	2	—	—	58	—	—	—	58
Asset recovery and business processing revenue	53	—	57	—	110	—	—	—	110
Other income (loss)	4	—	—	3	7	4	(227)	(223)	(216)
Total other income (loss)	113	2	57	3	175	4	(227)	(223)	(48)
Expenses:
Direct operating expenses	83	39	54	—	176	—	—	—	176
Unallocated shared services expenses	—	—	—	75	75	—	—	—	75
Operating expenses	83	39	54	75	251	—	—	—	251
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	5	5	5
Restructuring/other reorganization expenses	—	—	—	5	5	—	—	—	5
Total expenses	83	39	54	80	256	—	5	5	261
Income (loss) before income tax expense (benefit)	156	70	3	(108)	121	—	(252)	(252)	(131)
Income tax expense (benefit)(2)	37	16	1	(26)	28	—	(53)	(53)	(25)
Net income (loss)	$119	$54	$2	$(82)	$93	$—	$(199)	$(199)	$(106)

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2020
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(24)	$—	$(24)
Total other income (loss)	(223)	—	(223)
Goodwill and acquired intangible asset impairment and amortization	—	5	5
Total Core Earnings adjustments to GAAP	$(247)	$(5)	(252)
Income tax expense (benefit)			(53)
Net income (loss)			$(199)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended March 31, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$779	$443	$—	$—	$1,222	$1	$(17)	$(16)	$1,206
Other loans	1	—	—	—	1	—	—	—	1
Cash and investments	16	5	—	6	27	—	—	—	27
Total interest income	796	448	—	6	1,250	1	(17)	(16)	1,234
Total interest expense	650	261	—	39	950	4	(5)	(1)	949
Net interest income (loss)	146	187	—	(33)	300	(3)	(12)	(15)	285
Less: provisions for loan losses	8	68	—	—	76	—	—	—	76
Net interest income (loss) after provisions for loan losses	138	119	—	(33)	224	(3)	(12)	(15)	209
Other income (loss):
Servicing revenue	59	3	—	—	62	—	—	—	62
Asset recovery and business processing revenue	51	—	68	—	119	—	—	—	119
Other income (loss)	9	—	—	5	14	(1)	10	9	23
Gains on debt repurchases	—	—	—	15	15	4	(4)	—	15
Total other income (loss)	119	3	68	20	210	3	6	9	219
Expenses:
Direct operating expenses	91	38	55	—	184	—	—	—	184
Unallocated shared services expenses	—	—	—	72	72	—	—	—	72
Operating expenses	91	38	55	72	256	—	—	—	256
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	7	7	7
Restructuring/other reorganization expenses	—	—	—	1	1	—	—	—	1
Total expenses	91	38	55	73	257	—	7	7	264
Income (loss) before income tax expense (benefit)	166	84	13	(86)	177	—	(13)	(13)	164
Income tax expense (benefit)(2)	39	19	3	(20)	41	—	(5)	(5)	36
Net income (loss)	$127	$65	$10	$(66)	$136	$—	$(8)	$(8)	$128

(1)	Core Earnings adjustments to GAAP:
	Three Months Ended March 31, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(15)	$—	$(15)
Total other income (loss)	9	—	9
Goodwill and acquired intangible asset impairment and amortization	—	7	7
Total Core Earnings adjustments to GAAP	$(6)	$(7)	(13)
Income tax expense (benefit)			(5)
Net income (loss)			$(8)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Core Earnings net income	$93	$136
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	(247)	(6)
Net impact of goodwill and acquired intangible assets	(5)	(7)
Net income tax effect	53	5
Total Core Earnings adjustments to GAAP	(199)	(8)
GAAP net income (loss)	$(106)	$128

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Core Earnings derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$(223)	$7
Plus: Gains (losses) on fair value hedging activity included in interest expense	(9)	2
Total gains(losses)	(232)	9
Plus: Reclassification of settlement expense/(income) on derivative and hedging activities, net(1)	(4)	1
Mark-to-market gains (losses) on derivative and hedging activities, net(2)	(236)	10
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	(14)	(17)
Other derivative accounting adjustments(3)	3	1
Total net impact of derivative accounting	$(247)	$(6)

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

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(3)	$(1)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	7	4
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	(4)
Total reclassifications of settlements on derivative and hedging activities	$4	$(1)

(2)	“Mark-to-market gains (losses) on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Floor Income Contracts	$(180)	$2
Basis swaps	33	(9)
Foreign currency hedges	10	18
Other	(99)	(1)
Total mark-to-market gains (losses) on derivative and hedging activities, net	$(236)	$10

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of March 31, 2020, derivative accounting has decreased GAAP equity by approximately $629 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Beginning impact of derivative accounting on GAAP equity	$(235)	$(34)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	(394)	(75)
Ending impact of derivative accounting on GAAP equity	$(629)	$(109)

(1)	Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Total pre-tax net impact of derivative accounting recognized in net income(2)	$(247)	$(6)
Tax and other impacts of derivative accounting adjustments	62	1
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	(209)	(70)
Net impact of net mark-to-market gains (losses) under derivative accounting	$(394)	$(75)

(2)  See “Core Earnings derivative adjustments” table above.

Hedging Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into Core Earnings as of the respective year-ends are presented in the table below. These net premiums will be recognized in Core Earnings in future periods. As of March 31, 2020, the remaining amortization term of the net floor premiums was approximately 3 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, mark-to-market gains and losses on these hedges are recorded in accumulated other comprehensive income. Hedged Floor Income from these cash flow hedges that has not been recognized into Core Earnings and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in Core Earnings and GAAP in future periods and is presented net of tax. As of March 31, 2020, the remaining hedged period is approximately 5 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

(Dollars in millions)	March 31, 2020	March 31, 2019
Unamortized net Floor premiums (net of tax)	$(66)	$(112)
Unrecognized hedged Floor Income related to pay-fixed interest rate swaps (net of tax)	(437)	(592)
Total hedged Floor Income, net of tax(1)(2)	$(503)	$(704)

(1)	$(658) million and $(914) million on a pre-tax basis as of March 31, 2020 and March 31, 2019, respectively.
(2)

Of the $503 million as of March 31, 2020, approximately $144 million, $163 million and $105 million will be recognized as part of Core Earnings net income in the remainder of 2020, 2021 and 2022, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Core Earnings goodwill and acquired intangible asset adjustments	$(5)	$(7)

2.   Adjusted Tangible Equity Ratio

This measures the ratio of Navient’s tangible equity to its tangible assets. We adjust this ratio to exclude the assets and equity associated with our FFELP portfolio because FFELP Loans are no longer originated and the FFELP portfolio bears a 3% maximum loss exposure under the terms of the federal guaranty. Management believes that excluding this portfolio from the ratio enhances its usefulness to investors. Management uses this ratio, in addition to other metrics, for analysis and decision making related to capital allocation decisions. The adjusted tangible equity ratio is calculated as:

(Dollars in millions)	March 31, 2020	March 31, 2019
GAAP equity	$2,035	$3,430
Less:
Goodwill and acquired intangible assets	752	780
Equity held for FFELP Loans	312	350
Adjusted tangible equity	$971	$2,300
Divided by:
Total assets	$93,245	$100,579
Less:
Goodwill and acquired intangible assets	752	780
FFELP Loans	62,492	69,908
Adjusted tangible assets	$30,001	$29,891
Adjusted tangible equity ratio	3.2%	7.7%

3.   Earnings before Interest, Taxes, Depreciation and Amortization Expense (“EBITDA”)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses.  EBITDA for the Business Processing segment is calculated as:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Pre-tax income	$3	$13
Plus:
Depreciation and amortization expense(1)	1	1
EBITDA	$4	$14
Divided by:
Total revenue	$57	$68
EBITDA margin	7%	21%

(1)	There is no interest expense in this segment.

Reportable Segment Earnings Summary — Core Earnings Basis

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2020	2019	2020 vs. 2019
Interest income:
FFELP Loans	$582	$779	(25)%
Other loans	—	1	(100)
Cash and investments	6	16	(63)
Total interest income	588	796	(26)
Total interest expense	456	650	(30)
Net interest income	132	146	(10)
Less: provision for loan losses	6	8	(25)
Net interest income after provision for loan losses	126	138	(9)
Other income:
Servicing revenue	56	59	(5)
Asset recovery and business processing revenue	53	51	4
Other income	4	9	(56)
Total other income	113	119	(5)
Direct operating expenses	83	91	(9)
Income before income tax expense	156	166	(6)
Income tax expense	37	39	(5)
Core Earnings	$119	$127	(6)%

Highlights

•	Core Earnings were $119 million compared to $127 million in the year-ago quarter.
•	Net interest income decreased $14 million primarily due to the natural paydown of the portfolio.
•	Provision for loan losses decreased $2 million. See “Allowance for Loan Losses” for discussion regarding transition to CECL on January 1, 2020.
o

Charge-offs were $19 million compared with $17 million in first-quarter 2019. CECL requires the charge-offs to include the premium or discount related to defaulted loans which increased the first-quarter 2020 charge-offs by $5 million.

o	Delinquencies greater than 30 days were $5.3 billion compared with $6.3 billion in first-quarter 2019.
o	Forbearances were $9.0 billion, up $650 million from $8.3 billion in first-quarter 2019.
•	Other revenue decreased $6 million primarily due to a $7 million decrease in servicing revenue of which $3 million relates to the wind down of transition services fee revenue.
•	Operating expenses were $8 million lower primarily as a result of ongoing efficiency initiatives.

Core Earnings key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Segment net interest margin	.81%	.80%
FFELP Loans:
FFELP Loan spread	.87%	.87%
Provision for loan losses	$6	$8
Charge-offs	$19	$17
Charge-off rate	.15%	.11%
Greater than 30-days delinquency rate	10.5%	11.0%
Greater than 90-days delinquency rate	5.4%	5.2%
Forbearance rate	15.1%	12.7%
Average FFELP Loans	$63,894	$71,226
Ending FFELP Loans, net	$62,492	$69,908

(Dollars in billions)
Number of accounts serviced for ED (in millions)	5.6	5.9
Total federal loans serviced	$285	$293
Contingent collections receivables inventory	$13.6	$26.8

Segment Net Interest Margin

The following table includes the Core Earnings basis Federal Education Loans segment net interest margin along with reconciliation to the GAAP basis segment net interest margin.

	Three Months Ended March 31,
	2020	2019
FFELP Loan yield	3.07%	4.02%
Hedged Floor Income	.37	.38
Unhedged Floor Income	.22	.04
FFELP Loan net yield	3.66	4.44
FFELP Loan cost of funds	(2.79)	(3.57)
FFELP Loan spread	.87	.87
Other interest-earning asset spread impact	(.06)	(.07)
Core Earnings basis segment net interest margin(1)	.81%	.80%

Core Earnings basis segment net interest margin(1)	.81%	.80%
Adjustment for GAAP accounting treatment(2)	(.05)	(.04)
GAAP-basis segment net interest margin(1)	.76%	.76%

(1)  The average balances of our FFELP Loan Core Earnings basis interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
FFELP Loans	$63,894	$71,226
Other interest-earning assets	1,910	2,735
Total FFELP Loan Core Earnings basis interest- earning assets	$65,804	$73,961

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income, the reversal of the amortization of premiums received on Floor Income Contracts, and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “Non-GAAP Financial Measures — Core Earnings” above.

The Company acquired $11 million of FFELP Loans in the first quarter of 2020. As of March 31, 2020, our FFELP Loan portfolio totaled $62.5 billion, comprised of $20.9 billion of FFELP Stafford Loans and $41.6 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of March 31, 2020 was 5 years and 7 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 8% and 4%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after March 31, 2020 and 2019, based on interest rates as of those dates.

(Dollars in billions)	March 31, 2020	March 31, 2019
Education loans eligible to earn Floor Income	$62.0	$69.3
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(28.3)	(31.6)
Less: economically hedged Floor Income	(18.2)	(21.1)
Education loans eligible to earn Floor Income after rebates and economically hedged	$15.5	$16.6
Education loans earning Floor Income	$9.4	$.4

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period October 1, 2019 to December 31, 2024.

(Dollars in billions)	April 1, 2020 to December 31, 2020	2021	2022	2023	2024
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$17.7	$12.6	$11.0	$6.5	$.9

FFELP Provision for Loan Losses

The provision for FFELP Loan Losses was $6 million in first-quarter 2020, down $2 million from the year-ago quarter. See “Allowance for Loan Losses” for discussion regarding transition to CECL on January 1, 2020.

Servicing Revenue

Servicing revenue decreased $3 million from the year-ago quarter primarily due to the natural paydown of the FFELP Loan portfolio serviced for third parties.

The Company services loans for approximately 5.6 million and 5.9 million customer accounts under its ED servicing contract as of March 31, 2020 and 2019, respectively. Third-party loan servicing fees in the three months ended March 31, 2020 and 2019 included $36 million and $37 million, respectively, of servicing revenue related to the ED servicing contract.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue increased $2 million from the year-ago quarter, primarily as a result of higher account resolution.

Other Income

Other income decreased $5 million primarily due to the wind down of transition services fee revenue.

Operating Expenses

Operating expenses for the Federal Education Loans segment include costs incurred to acquire FFELP Loans and perform servicing and asset recovery activities on our FFELP Loan portfolio, federal education loans held by ED and other institutions. Expenses decreased $8 million primarily as a result of ongoing efficiency initiatives.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2020	2019	2020 vs. 2019
Interest income:
Private Education Loans	$404	$443	(9)%
Cash and investments	2	5	(60)
Interest income	406	448	(9)
Interest expense	210	261	(20)
Net interest income	196	187	5
Less: provision for loan losses	89	68	31
Net interest income after provision for loan losses	107	119	(10)
Servicing revenue	2	3	(33)
Direct operating expenses	39	38	3
Income before income tax expense	70	84	(17)
Income tax expense	16	19	(16)
Core Earnings	$54	$65	(17)%

Highlights

•	Originated $1.9 billion of Private Education Refinance Loans compared to $984 million in the year-ago quarter.
•	Core Earnings were $54 million compared to $65 million in the year-ago quarter.
•	Net interest income increased $9 million primarily due to the growth of the Refinance Loan portfolio and an improved net interest margin resulting from an improved cost of funds.
•

Provision for loan losses increased $21 million. See “Allowance for Loan Losses” for discussion regarding transition to CECL on January 1, 2020. Provision of $89 million in first-quarter 2020 primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions. Private Education Loan performance results include:

o	Charge-offs were $68 million compared with $94 million in first-quarter 2019.
o	Private Education Loan delinquencies greater than 90 days: $347 million, down $212 million from $559 million in first-quarter 2019.
o	Private Education Loan delinquencies greater than 30 days: $769 million, down $372 million from first-quarter 2019.
o	Private Education Loan forbearances: $1.6 billion, up $1.0 billion from $575 million in first-quarter 2019.
•	Expenses increased $1 million primarily due to the increase in loan originations which was offset by reduced expenses in connection with ongoing efficiency initiatives.

Core Earnings key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Segment net interest margin	3.31%	3.22%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.51%	3.45%
Provision for loan losses	$89	$68
Charge-offs	$68	$94
Charge-off rate	1.3%	1.7%
Greater than 30-days delinquency rate	3.6%	5.2%
Greater than 90-days delinquency rate	1.6%	2.6%
Forbearance rate	6.9%	2.5%
Average Private Education Loans	$23,112	$22,761
Ending Private Education Loans, net	$22,338	$22,141
Private Education Refinance Loans:
Charge-offs	$2	$1
Greater than 90-days delinquency rate	.1%	—%
Average Private Education Refinance Loans	$7,149	$3,644
Ending Private Education Refinance Loans	$7,722	$4,026
Private Education Refinance Loan originations	$1,890	$984

Segment Net Interest Margin

The following table shows the Core Earnings basis Consumer Lending segment net interest margin along with reconciliation to the GAAP basis segment net interest margin before provision for loan losses.

	Three Months Ended March 31,
	2020	2019
Private Education Loan yield	7.04%	7.89%
Private Education Loan cost of funds	(3.53)	(4.44)
Private Education Loan spread	3.51	3.45
Other interest-earning asset spread impact	(.20)	(.23)
Core Earnings basis segment net interest margin(1)	3.31%	3.22%

Core Earnings basis segment net interest margin(1)	3.31%	3.22%
Adjustment for GAAP accounting treatment(2)	.03	.06
GAAP basis segment net interest margin(1)	3.34%	3.28%

(1)	The average balances of our Private Education Loan Core Earnings basis interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Private Education Loans	$23,112	$22,761
Other interest-earning assets	752	797
Total Private Education Loan Core Earnings basis interest-earning assets	$23,864	$23,558

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “Non-GAAP Financial Measures — Core Earnings” above.

As of March 31, 2020, our Private Education Loan portfolio totaled $22.3 billion. The weighted-average life of this portfolio as of March 31, 2020 was 5 years assuming a CPR of 9%.

Private Education Loan Provision for Loan Losses

Provision for loan losses increased $21 million. See “Allowance for Loan Losses” for discussion regarding transition to CECL on January 1, 2020. Provision of $89 million in first-quarter 2020 primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions.

Operating Expenses

Operating expenses for our Consumer Lending segment include costs incurred to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses were $39 million and $38 million for the quarters ended March 31, 2020 and 2019, respectively. Expenses were $1 million higher primarily due to an increase in loan originations which was offset by reduced expenses in connection with ongoing efficiency initiatives.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2020	2019	2020 vs. 2019
Business processing revenue	$57	$68	(16)%
Direct operating expenses	54	55	(2)
Income before income tax expense	3	13	(77)
Income tax expense	1	3	(67)
Core Earnings	$2	$10	(80)%

Highlights

•	Core Earnings were $2 million compared to $10 million in the year-ago quarter.
•

Revenue declined $11 million primarily as a result of contract terminations and expirations that occurred in the second half of 2019, as well as the impact of COVID-19 on certain business lines (temporary stoppage of certain collection/processing activity and lower volume in the toll business).

•

EBITDA was $4 million, down 71% from the year-ago quarter with the EBITDA margin decreasing 67%. The decrease in EBITDA and the EBITDA margin is a result of the revenue decline discussed above, the impact of COVID-19 on certain business lines, as well as the cost of implementing efficiency initiatives.

•	Contingent collections receivables inventory remained stable at $15 billion.

Key segment metrics are as follows:

	Three Months Ended March 31,
(Dollars in billions)	2020	2019
Revenue from government services	$33	$42
Revenue from healthcare services	24	26
Total fee revenue	$57	$68
EBITDA(1)	$4	$14
EBITDA Margin(1)	7%	21%
Contingent collections receivables inventory (in billions)	$15.1	$15.0

(1)	See “Non-GAAP Financial Measures – Earnings before Interest, Taxes, Depreciation and Amortization Expense (‘EBITDA’)” for an explanation and reconciliation of these metrics.

Other Segment

The following table presents Core Earnings results of our Other segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2020	2019	2020 vs. 2019
Net interest loss after provision for loan losses	$(31)	$(33)	(6)%
Other income:
Other income	3	5	(40)
Gains on debt repurchases	—	15	(100)
Total other income	3	20	(85)
Expenses:
Unallocated shared services expenses:
Unallocated information technology costs	21	19	11
Unallocated corporate costs	54	53	2
Total unallocated shared services expenses	75	72	4
Restructuring/other reorganization expenses	5	1	400
Total expenses	80	73	10
Loss before income tax benefit	(108)	(86)	26
Income tax benefit	(26)	(20)	30
Core Earnings (loss)	$(82)	$(66)	24%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The decrease in the net interest loss is a result of the decrease in the size of the corporate liquidity portfolio primarily in connection with a decreasing unsecured debt balance.

Gains on Debt Repurchases

Net gains on debt repurchases decreased by $15 million. There were no debt repurchases in first-quarter 2020 compared to $46 million repurchased at a $15 million gain in the year-ago period.

Unallocated Shared Services Expenses

Unallocated shared services expenses are comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related costs, stock-based compensation expense, and information technology costs related to infrastructure and operations. Regulatory-related costs include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters. On an adjusted basis, expenses increased $3 million. Adjusted expenses exclude $7 million of regulatory-related costs in the first quarters of 2020 and 2019.

Restructuring/Other Reorganization Expenses

During the first quarters of 2020 and 2019, the Company incurred $5 million and $1 million, respectively, of restructuring/other reorganization expense in connection with an effort to reduce costs and improve operating efficiency. The charges were due primarily to severance-related costs.

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

	Three Months Ended March 31,
	2020		2019
(Dollars in millions)	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$63,894	3.59%	$71,226	4.35%
Private Education Loans	23,112	7.04	22,761	7.89
Other loans	9	8.67	73	8.77
Cash and investments	4,091	1.20	4,707	2.30
Total interest-earning assets	91,106	4.36%	98,767	5.07%
Non-interest-earning assets	3,007		3,472
Total assets	$94,113		$102,239
Average Liabilities and Equity
Short-term borrowings	$8,285	3.36%	$5,817	4.09%
Long-term borrowings	81,598	3.18	91,382	3.95
Total interest-bearing liabilities	89,883	3.20%	97,199	3.96%
Non-interest-bearing liabilities	1,373		1,524
Equity	2,857		3,516
Total liabilities and equity	$94,113		$102,239
Net interest margin		1.20%		1.17%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase	Change Due To
(Dollars in millions)	(Decrease)	Rate	Volume
Three Months Ended March 31, 2020 vs. 2019
Interest income	$(247)	$(166)	$(81)
Interest expense	(235)	(175)	(60)
Net interest income	$(12)	$9	$(21)

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net

	March 31, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$40	$—	$40	$17	$57
Grace, repayment and other(2)	21,066	41,697	62,763	23,404	86,167
Total(3)	21,106	41,697	62,803	23,421	86,224
Allowance for loan losses(3)	(206)	(105)	(311)	(1,083)	(1,394)
Total education loan portfolio	$20,900	$41,592	$62,492	$22,338	$84,830
% of total FFELP	33%	67%	100%
% of total	25%	49%	74%	26%	100%

	December 31, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$41	$—	$41	$19	$60
Grace, repayment and other(2)	21,387	42,666	64,053	23,303	87,356
Total, gross	21,428	42,666	64,094	23,322	87,416
Unamortized premium/(discount)	337	208	545	(617)	(72)
Receivable for partially charged-off loans	—	—	—	588	588
Allowance for loan losses	(42)	(22)	(64)	(1,048)	(1,112)
Total education loan portfolio	$21,723	$42,852	$64,575	$22,245	$86,820
% of total FFELP	34%	66%	100%
% of total	25%	49%	74%	26%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.
(3)

In connection with the adoption of CECL on January 1, 2020, (1) the $528 premium and $550 million discount on the FFELP Loans and Private Education Loans, respectively, as of March 31, 2020, is now included as part of the respective loan balance for this disclosure and (2) the receivable for partially charged-off loans has been reclassified from the Private Education Loan balance to the allowance for loan loss. Both of these changes are prospective in nature as prior balances are not restated under CECL.

Average Education Loan Balances (net of unamortized premium/discount)

	Three Months Ended March 31, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$21,640	$42,254	$63,894	$23,112	$87,006
% of FFELP	34%	66%	100%
% of total	25%	48%	73%	27%	100%

	Three Months Ended March 31, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$24,323	$46,903	$71,226	$22,761	$93,987
% of FFELP	34%	66%	100%
% of total	26%	50%	76%	24%	100%

Education Loan Activity

	Three Months Ended March 31, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$21,723	$42,852	$64,575	$22,245	$86,820
Acquisitions (originations and purchases)	6	5	11	1,910	1,921
Capitalized interest and premium/discount amortization	187	187	374	71	445
Consolidations to third parties	(272)	(320)	(592)	(152)	(744)
Repayments and other	(744)	(1,132)	(1,876)	(1,736)	(3,612)
Ending balance	$20,900	$41,592	$62,492	$22,338	$84,830

	Three Months Ended March 31, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$24,641	$47,612	$72,253	$22,245	$94,498
Acquisitions (originations and purchases)	38	44	82	992	1,074
Capitalized interest and premium/discount amortization	194	193	387	90	477
Consolidations to third parties	(413)	(433)	(846)	(162)	(1,008)
Repayments and other	(805)	(1,163)	(1,968)	(1,024)	(2,992)
Ending balance	$23,655	$46,253	$69,908	$22,141	$92,049

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance

	FFELP Loan Delinquencies
	March 31, 2020		March 31, 2019
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,291		$3,809
Loans in forbearance(2)	8,998		8,348
Loans in repayment and percentage of each status:
Loans current	45,216	89.5%	50,921	89.0%
Loans delinquent 31-60 days(3)	1,631	3.2	2,114	3.7
Loans delinquent 61-90 days(3)	969	1.9	1,194	2.1
Loans delinquent greater than 90 days(3)	2,698	5.4	3,006	5.2
Total FFELP Loans in repayment	50,514	100%	57,235	100%
Total FFELP Loans, gross	62,803		69,392
FFELP Loan unamortized premium(4)	—		583
Total FFELP Loans	62,803		69,975
FFELP Loan allowance for losses	(311)		(67)
FFELP Loans, net	$62,492		$69,908
Percentage of FFELP Loans in repayment		80.4%		82.5%
Delinquencies as a percentage of FFELP Loans in repayment		10.5%		11.0%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.1%		12.7%

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

(2)

Loans for customers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making payments due to hardship or other factors such as disaster relief, including COVID-19 relief programs.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.
(4)

In connection with the adoption of CECL on January 1, 2020, the $528 million premium as of March 31, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure. This change is prospective in nature as prior balances are not restated under CECL.

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance

	Private Education Loan Delinquencies
	March 31, 2020		March 31, 2019
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$603		$784
Loans in forbearance(2)	1,583		575
Loans in repayment and percentage of each status:
Loans current	20,466	96.4%	20,886	94.8%
Loans delinquent 31-60 days(3)	265	1.3	358	1.6
Loans delinquent 61-90 days(3)	157	.7	224	1.0
Loans delinquent greater than 90 days(3)	347	1.6	559	2.6
Total Private Education Loans in repayment	21,235	100%	22,027	100%
Total Private Education Loans, gross	23,421		23,386
Private Education Loan unamortized discount(4)	—		(724)
Total Private Education Loans	23,421		22,662
Private Education Loan receivable for partially charged-off loans(4)	—		657
Private Education Loan allowance for losses	(1,083)		(1,178)
Private Education Loans, net	$22,338		$22,141
Percentage of Private Education Loans in repayment		90.7%		94.2%
Delinquencies as a percentage of Private Education Loans in repayment		3.6%		5.2%
Loans in forbearance as a percentage of loans in repayment and forbearance		6.9%		2.5%
Percentage of Private Education Loans with a cosigner(5)		43%		54%

(1)

Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)

Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors such as disaster relief, including COVID-19 relief programs, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.
(4)

In connection with the adoption of CECL on January 1, 2020, (1) the $550 million discount as of March 31, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure and (2) the receivable for partially charged-off loans has been reclassified from the Private Education Loan balance to the allowance for loan loss. Both of these changes are prospective in nature as prior balances are not restated under CECL.

(5)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for both periods presented.

Allowance for Loan Losses

See “Note 1 – Significant Accounting Policies” for discussion of the adoption of CECL on January 1, 2020, and the related transition adjustment. The following table summarizes the activity in the allowance for loan losses during first-quarter 2020:

	Three Months Ended March 31, 2020
(Dollars in millions)	Private Education Loans	FFELP Loans	Total
Beginning balance (as of January 1, 2020 after transition adjustment to CECL)	$1,045	$324	$1,369
Total provision	89	6	95
Charge-offs(1)	(68)	(19)	(87)
Decrease in expected future recoveries on charged-off loans(2)	17	—	17
Ending balance	1,083	311	1,394
Plus: expected future recoveries on charged-off loans(2)	571	—	571
Ending balance excluding expected future recoveries on charged-off loans(3)	$1,654	$311	$1,965
Charge-offs as a percentage of average loans in repayment (annualized)	1.27%	.15%
Allowance coverage of charge-offs (annualized)(3)	6.0	4.1
Allowance as a percentage of the ending total loan balance(3)	7.1%	.5%
Allowance as a percentage of ending loans in repayment(3)	7.8%	.6%
Ending total loans	$23,421	$62,803
Average loans in repayment	$21,601	$52,460
Ending loans in repayment	$21,235	$50,514

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, at the time of charge-off, the expected recovery amount is transferred from the education loan balance to the allowance for loan loss and is referred to as the “expected future recoveries on charged-off loans.” For FFELP Loans, the recovery is received at the time of charge-off.

(2)

At the end of each month, for Private Education Loans that are 212 or more days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this as the expected future recoveries on charged-off loans. If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for Private Education Loan losses with an offsetting reduction in the expected future recoveries on charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on charged-off loans:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Beginning of period expected recoveries	$588	$674
Expected future recoveries of current period defaults	13	20
Recoveries	(28)	(34)
Charge-offs	(2)	(3)
End of period expected recoveries	$571	$657
Change in balance during period	$(17)	$(17)

(3)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

The following table summarizes the activity in the allowance for loan losses for the year-ago period.

	Three Months Ended March 31, 2019
(Dollars in millions)	Private Education Loans	FFELP Loans	Total
Allowance at beginning of period	$1,201	$76	$1,277
Total provision	68	8	76
Total charge-offs(1)	(94)	(17)	(111)
Reclassification of interest reserve(2)	3	—	3
Allowance at end of period	$1,178	$67	$1,245
Charge-offs as a percentage of average loans in repayment (annualized)	1.7%	.11%
Allowance coverage of charge-offs (annualized)	3.1	1.0
Allowance as a percentage of ending total loans	4.9%	.10%
Allowance as a percentage of ending loans in repayment	5.3%	.12%
Ending total loans(3)	$24,043	$69,392
Average loans in repayment	$22,061	$58,222
Ending loans in repayment	$22,027	$57,235

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. The table below summarizes the activity in the Private Education Loan receivable for partially charged-off loans. For FFELP Loans, the recovery is received at the time of charge-off.

(Dollars in millions)	Three Months Ended March 31, 2019
Receivable at beginning of period	$674
Expected future recoveries of current period defaults	20
Recoveries	(34)
Charge-offs	(3)
Receivable at end of period	$657

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

Liquidity and Capital Resources

Funding and Liquidity Risk Management

The following “Liquidity and Capital Resources” discussion concentrates on our Federal Education Loans and Consumer Lending segments. Our Business Processing and Other segments require minimal capital and funding. See “Navient’s Response to COVID-19” for a discussion of COVID-19’s impact on liquidity and capital resources.

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

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt that totaled $9.5 billion at March 31, 2020. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $1.1 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan and Private Education Refinance Loan portfolios, the predictable operating cash flows provided by operating activities ($453 million in the three months ended March 31, 2020), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans. We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We repurchased 23.0 million common shares for $335 million in the first quarter of 2020 and have $665 million of remaining share repurchase authority as of March 31, 2020.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	March 31, 2020	December 31, 2019
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,084	$1,233
Unencumbered FFELP Loans	209	319
Unencumbered Private Education Refinance Loans	427	414
Total GAAP and Core Earnings basis	$1,720	$1,966

Average Balances

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,151	$992
Unencumbered FFELP Loans	336	638
Unencumbered Private Education Refinance Loans	694	635
Total GAAP and Core Earnings basis	$2,181	$2,265

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan asset-backed commercial paper (“ABCP”) facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of March 31, 2020 and 2019, the maximum additional capacity under these facilities was $768 million and $1.3 billion, respectively. For the three months ended March 31, 2020 and 2019, the average maximum additional capacity under these facilities was $852 million and $1.1 billion, respectively. As of March 31, 2020, the maturity dates of these facilities ranged from November 2020 to April 2021.

Liquidity may also be available from our Private Education Loan ABCP facilities. Maximum borrowing capacity under the Private Education Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered Private Education Loans. As of March 31, 2020 and 2019, the maximum additional capacity under these facilities was $539 million and $1.3 billion, respectively. For the three months ended March 31, 2020 and 2019, the average maximum additional capacity under these facilities was $886 million and $956 million, respectively. As of March 31, 2020, the maturity dates of these facilities ranged from June 2020 to December 2021.

At March 31, 2020, we had a total of $5.6 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $2.7 billion of our unencumbered tangible assets of which $2.5 billion and $209 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of March 31, 2020, we had $6.6 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Since the fourth quarter of 2015, we have closed on $4.3 billion of Private Education Loan ABS Repurchase Facilities. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

For further discussion of our various sources of liquidity, our access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6 — Borrowings” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	March 31, 2020	December 31, 2019
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.1	4.3
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	2.5	3.2
Tangible unencumbered assets(1)	5.6	5.6
Senior unsecured debt	(9.5)	(9.5)
Mark-to-market on unsecured hedged debt(2)	(.8)	(.4)
Other liabilities, net	(.6)	(.6)
Total tangible equity — GAAP Basis(1)	$1.3	$2.6

(1)	At March 31, 2020 and December 31, 2019, excludes goodwill and acquired intangible assets, net, of $752 million and $757 million, respectively.
(2)

At March 31, 2020 and December 31, 2019, there were $743 million and $332 million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).

First-Quarter 2020 Financing Transactions

During the first-quarter 2020, Navient issued $1.9 billion in Private Education Loan ABS and $700 million in unsecured debt.

Shareholder Distributions

During the first-quarter 2020, we paid $31 million in common stock dividends ($0.16 per share).

We repurchased 23.0 million common shares for $335 million in the first quarter of 2020. There is $665 million of remaining share repurchase authority outstanding at March 31, 2020.

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

We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rate and foreign exchange rates, may require us to return cash collateral held or may require us to post collateral to counterparties. See “Note 7 — Derivative Financial Instruments” in our 2019 Form 10-K for more information on the amount of cash that has been received and delivered to derivative counterparties.

The table below highlights exposure related to our derivative counterparties at March 31, 2020.

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

Ending Balances

	March 31, 2020			December 31, 2019
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,129	$8,353	$9,482	$1,052	$8,461	$9,513
Total unsecured borrowings	1,129	8,353	9,482	1,052	8,461	9,513
Secured borrowings:
FFELP Loan securitizations(2)	134	57,988	58,122	72	59,735	59,807
Private Education Loan securitizations(3)	1,635	12,538	14,173	2,120	11,430	13,550
FFELP Loan — other facilities	2,712	711	3,423	2,783	617	3,400
Private Education Loan — other facilities	2,460	1,427	3,887	2,114	1,513	3,627
Other(4)	372	—	372	338	—	338
Total secured borrowings	7,313	72,664	79,977	7,427	73,295	80,722
Core Earnings basis borrowings	8,442	81,017	89,459	8,479	81,756	90,235
Adjustment for GAAP accounting treatment	10	280	290	4	(41)	(37)
GAAP basis borrowings	$8,452	$81,297	$89,749	$8,483	$81,715	$90,198

(1)

Includes principal amount of $1.1 billion and $1.1 billion of short-term debt as of March 31, 2020 and December 31, 2019, respectively. Includes principal amount of $8.4 billion and $8.5 billion of long-term debt as of March 31, 2020 and December 31, 2019, respectively.

(2)

Includes $134 million and $72 million of short-term debt related to the FFELP Loan ABS repurchase facilities (“FFELP Loan Repurchase Facilities”) as of March 31, 2020 and December 31, 2019, respectively. Includes $172 million and $231 million of long-term debt related to the FFELP Loan Repurchase Facilities as of March 31, 2020 and December 31, 2019, respectively.

(3)

Includes $1.6 billion and $2.1 billion of short-term debt related to the Private Education Loan ABS repurchase facilities (“Private Education Loan Repurchase Facilities”) as of March 31, 2020 and December 31, 2019, respectively. Includes $260 million and $194 million of long-term debt related to the Private Education Loan Repurchase Facilities as of March 31, 2020 and December 31, 2019, respectively.

(4)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Secured borrowings comprised 89% of our Core Earnings basis debt outstanding at March 31, 2020 and December 31, 2019.

Average Balances

	Three Months Ended March 31,
	2020		2019
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$9,819	5.98%	$11,463	6.84%
Total unsecured borrowings	9,819	5.98	11,463	6.84
Secured borrowings:
FFELP Loan securitizations(1)	58,991	2.64	64,955	3.41
Private Education Loan securitizations(2)	13,839	3.43	13,347	4.32
FFELP Loan — other facilities	3,387	2.65	5,036	3.59
Private Education Loan — other facilities	3,506	2.98	2,146	4.02
Other(3)	341	1.84	252	4.85
Total secured borrowings	80,064	2.79	85,736	3.58
Core Earnings basis borrowings	$89,883	3.14%	$97,199	3.97%

Core Earnings basis borrowings	$89,883	3.14%	$97,199	3.97%
Adjustment for GAAP accounting treatment	—	.06	—	(.01)
GAAP basis borrowings	$89,883	3.20%	$97,199	3.96%

(1)	Includes $307 million and $273 million of debt related to the FFELP Loan Repurchase Facilities for the three months ended March 31, 2020 and 2019, respectively.
(2)	Includes $2.2 billion and $2.5 billion of debt related to the Private Education Loan Repurchase Facilities for the three months ended March 31, 2020 and 2019, respectively.
(3)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, goodwill and intangible assets, and fair value measurement can be found in our 2019 Form 10-K. There were no significant changes to these critical accounting policies during the three months ended March 31, 2020 except for the adoption of CECL which materially changed our allowance for loan loss, as discussed below. We have also provided discussion below on how COVID-19 impacted the Allowance for loan loss as of March 31, 2020, as well as how COVID-19 was considered in our assessment of goodwill impairment as of March 31, 2020. See “Note 8 – Fair Value Measurements” for a discussion on COVID-19’s impact on fair values as of March 31, 2020.

Allowance for Loan Losses

On January 1, 2020 we adopted CECL.  See “Note 1 – Significant Accounting Policies” for a discussion of our accounting policy under CECL and the related transition adjustment as of the January 1, 2020 adoption. See “Note 2 – Allowance for Loan Losses” for the impact of CECL in first-quarter 2020.

We have determined that, for modeling current expected credit losses, in general, we can reasonably estimate expected losses that incorporate current and forecasted economic conditions over a three-year period. After this “reasonable and supportable” period, there is a two-year reversion period to Navient’s actual long-term historical loss experience over a full economic life cycle. The model used to project losses utilizes key credit quality indicators of the loan portfolio and predicts how those attributes are expected to perform in connection with the forecasted economic conditions. In connection with this methodology:

•

Our modeling of current expected credit losses utilizes historical loan repayment experience since 2008 identifying loan variables (key credit quality indicators) that are significantly predictive of loans that will default and predicts how loans will perform in connection with the forecasted economic conditions. The key credit quality indicators used by the model for Private Education loans are FICO scores, school type (not-for-profit or for-profit), the existence of a cosigner, whether a loan is a TDR, loan status and loan seasoning. For FFELP loans the key credit quality indicators are loan status and loan type (Stafford, Consolidation and Rehab loans). We make estimates regarding prepayments when determining our expected credit losses which are derived in the same manner as discussed above.

•

The forecasted economic conditions used in our modeling of expected losses are provided by a third party. Several forecast scenarios are provided which represent the baseline economic expectations as well as favorable and adverse scenarios. We analyze and evaluate the alternative scenarios for reasonableness and determine the appropriate weighting of these alternative scenarios based upon the current economic conditions and our view of the likelihood and risks of the alternative scenarios.

•

We use historical customer payment experience to estimate the amount of future recoveries on defaulted private education loans. We use judgment in determining whether historical performance is representative of what we expect to collect in the future. The expected future recoveries on defaulted FFELP loans is based on the contractual government guarantee (which generally limits the maximum loss to 3% of the loan balance).

•

Once our loss model calculations are performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be made. These adjustments may include, but are not limited to, changes in lending and collection policies and practices as well as the effect of other external factors such as legal or regulatory requirements.

We included an increase in the March 31, 2020 allowance for loan losses due to COVID-19 (see “Navient’s Response to COVID-19” for further discussion of COVID-19). This increase was based on an evaluation of current and forecasted economic conditions directly taking into consideration the negative impact of COVID-19 on the U.S. economy. We evaluated and considered several forecasted economic scenarios when making this adjustment. We also considered the characteristics of our loan portfolio and its expected behavior in the forecasted economic scenarios. If future economic conditions as a result of COVID-19 are significantly worse than what was assumed as a part of this assessment, specifically related to the severity and length of the downturn and subsequent recovery, it could result in additional allowance for loan loss being recorded in future periods.

The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates and assumptions that may be susceptible to significant changes. If actual future performance in delinquency, charge-offs and recoveries are significantly different than estimated, or management’s assumptions or practices were to change, this could materially affect our estimate of the allowance for loan losses and the related provision for loan losses on our income statement.

Goodwill

Navient tests goodwill as of October 1 each year or at interim dates if an event occurs or circumstances exist such that it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value.  Such an event or circumstance is a triggering event. If it is concluded that a triggering event has occurred at an interim date, a Step 1 impairment test must be performed. During the latter half of the first quarter, COVID-19 created significant disruption in the U.S. economy (see “Navient’s Response to COVID-19” for further discussion of COVID-19). In addition to a considerable decline in Navient’s stock price, the pandemic and restrictions aimed at limiting the spread of COVID-19, such as social distancing, impacted the macroeconomic conditions which impact our reporting units with goodwill, the industry and markets in which these reporting units operate, their cost structures and, to some degree, their expected 2020 financial performance. As a result, we assessed whether a triggering event occurred.

We assessed relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of an individual reporting unit is less than its carrying value. We considered the amount of excess fair values over the carrying values of each reporting unit as of October 1, 2019 when we last performed a Step 1 goodwill impairment test. The concluded fair values of the reporting units at October 1, 2019 were substantially in excess of their carrying amounts. Additionally, fair values resulting from sensitivity analyses factoring in more conservative discount rates and growth rates for each reporting unit also yielded fair values in excess of the carrying values of each reporting unit.

Despite COVID-19, the cash flows for our FFELP Loans, Private Education Loans-Legacy and Federal Education Loan Servicing reporting units are very predictable. The outlook and associated long-term cash flow projections of these reporting units have not changed significantly since our 2019 assessment. For the Private Education Loan Refinance reporting unit, we considered origination volume and the demand for its refinance loan products as well as Navient’s strong liquidity position and ability to issue Private Education Loan ABS comprised entirely of the reporting unit’s refinance loans albeit at a higher interest rate. For Government and Healthcare Services, we also considered the short and long-term outlook for these businesses which includes the temporary stoppage of certain collection and processing activity and lower volume in the toll business but also considering that no contracts have been terminated due to COVID-19 and two significant additional contracts were acquired in April 2020 to implement programs under the CARES Act. Based on these qualitative factors, we concluded that it is not “more-likely-than-not” that the fair value of an individual reporting unit is less than its carrying value, and as a result, COVID-19 and its impact to Navient’s individual reporting units as we currently perceive them do not constitute a triggering event. If future economic conditions as a result of COVID-19 are significantly worse than what was assumed as a part of this assessment, specifically related to the severity and length of the downturn and subsequent recovery, it could result in potential impairment of goodwill in future periods.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at March 31, 2020 and December 31, 2019, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of March 31, 2020 Impact on Annual Earnings If:		As of March 31, 2019 Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities(1)	$(63)	$41	$(12)	$27
Mark-to-market gains (losses) on derivative and hedging activities	145	(243)	(11)	(85)
Increase (decrease) in income before taxes	$82	$(202)	$(23)	$(58)
Increase (decrease) in net income after taxes	$63	$(156)	$(18)	$(45)
Increase (decrease) in diluted earnings per common share	$.33	$(.80)	$(.07)	$(.18)

(1)  If decreasing interest rates by 100 basis points results in a negative interest rate, we assume the interest rate is 0% for this disclosure (as opposed to being a negative interest rate).

	At March 31, 2020
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$80,971	$(435)	(1)%	$687	1%
Other earning assets	4,084	—	—	—	—
Other assets	4,331	(348)	(8)	377	9
Total assets gain/(loss)	$89,386	$(783)	(1)%	$1,064	1%
Liabilities
Interest-bearing liabilities	$82,287	$(412)	(1)%	$449	1%
Other liabilities	1,448	(410)	(28)	527	36
Total liabilities (gain)/loss	$83,735	$(822)	(1)%	$976	1%

	At December 31, 2019
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$87,462	$(277)	—%	$449	1%
Other earning assets	3,992	—	—	—	—
Other assets	4,091	(45)	(1)	297	7
Total assets gain/(loss)	$95,545	$(322)	—%	$746	1%
Liabilities
Interest-bearing liabilities	$89,815	$(411)	—%	$445	—%
Other liabilities	1,356	(67)	(5)	417	31
Total liabilities (gain)/loss	$91,171	$(478)	(1)%	$862	1%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate education loan portfolio with floating rate debt and our fixed rate education loan portfolio with fixed rate debt. However, we can have a mismatch in the index (including the frequency of reset) of floating rate debt versus floating rate assets. In addition, due to the ability of some FFELP Loans to earn Floor Income, we can have a fixed versus floating mismatch in funding if the education loan earns at the fixed borrower rate and the funding remains floating. During 2020 and 2019, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of derivative contracts. The result of these hedging transactions was to fix the relative spread between the education loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our fixed rate assets being funded with variable rate liabilities. Both items will generally cause income to decrease when interest rates increase and income to increase when interest rates decrease. The decrease in income in both periods when interest rates increase 100 basis points is due primarily to item (i) above. The increase in income in both periods when interest rates decrease 100 basis points is due primarily to item (i) above also. The relative changes in the impacts between 2020 and 2019 are primarily a result of interest rates being significant lower in 2020 compared to 2019 resulting in the portfolio earning significantly greater unhedged floor income in 2020.

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in 2020 and 2019 is primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. In 2020 and 2019 the mark to market gains (losses) are primarily related to derivatives that don’t qualify for hedge accounting that are used to economically hedge floor income as well as the origination of fixed rate Private

Education Refinance loans.  As a result of not qualifying for hedge accounting there is not an offsetting mark to market of the hedged item in this analysis.  The mark to market gains (losses) are significantly higher in 2020 than 2019 as a result of: (1) Interest rates being significantly lower in 2020 than 2019 resulting in a significant increase in the amount of floor income and (2) A significant increase in the notional amount of derivatives hedging the origination of private education loans due to higher origination volume overall compared to the prior period.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2020. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.0	$—	$3.0
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	2.1	—	2.1
Prime	monthly	7.2	—	7.2
3-month LIBOR	quarterly	.4	29.1	(28.7)
3-month LIBOR	daily	—	2.2	(2.2)
1-month LIBOR	monthly	4.6	34.9	(30.3)
1-month LIBOR	daily	59.2	—	59.2
Non-Discrete reset(2)	monthly	—	8.6	(8.6)
Non-Discrete reset(3)	daily/weekly	4.0	.4	3.6
Fixed Rate(4)		12.3	18.0	(5.7)
Total		$93.2	$93.2	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Core Earnings Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$3.0	$—	$3.0
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	2.1	—	2.1
Prime	monthly	7.2	—	7.2
3-month LIBOR	quarterly	.4	1.5	(1.1)
3-month LIBOR	daily	—	2.2	(2.2)
1-month LIBOR	monthly	4.6	61.1	(56.5)
1-month LIBOR	daily	59.2	—	59.2
Non-Discrete reset(2)	monthly	—	8.6	(8.6)
Non-Discrete reset(3)	daily/weekly	4.0	.4	3.6
Fixed Rate(4)		11.9	19.0	(7.1)
Total		$92.8	$92.8	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding consists of auction rate ABS and ABCP facilities.
(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at March 31, 2020.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	6.1
Other loans	3.3
Cash and investments	.1
Total earning assets	5.8
Borrowings
Short-term borrowings	.6
Long-term borrowings	5.9
Total borrowings	5.4

 Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2020. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain Cases

During the first quarter of 2016, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. The plaintiffs filed their amended and consolidated complaint in September 2016. In September 2017, the Court granted the Navient defendants’ motion and dismissed the complaint in its entirety with leave to amend. The plaintiffs filed a second amended complaint with the court in November 2017 and the Navient defendants filed a motion to dismiss the second amended complaint in January 2018. In January 2019, the Court granted-in-part and denied-in-part the Navient defendants’ motion to dismiss. The Navient defendants deny the allegations and intend to vigorously defend against the allegation in this lawsuit. Discovery is on-going. Additionally, two putative class actions have been filed in the U.S. District Court for the District of New Jersey captioned Eli Pope v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian Lown, and Melvin Gross v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian M. Lown, both of which allege violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. After the cases were consolidated by the Court in February 2018 under the caption In RE Navient Corporation Securities Litigation, the plaintiffs filed a consolidated amended complaint in April 2018 and the Company filed a motion to dismiss in June 2018. In December 2019, the Court denied the Company’s motion to dismiss and discovery is on-going. The Company continues to deny the allegations and intends to vigorously defend itself.

The Company has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws including the Telephone Consumer Protection Act (“TCPA”), the Consumer Financial Protection Act of 2010 (“CFPA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and various other state consumer protection laws. The Company denies the allegations and intends to vigorously defend these claims. The Company has also been named as a defendant in putative class actions alleging violations of various state and federal consumer protection laws related to borrowers and the Public Service Loan Forgiveness program, each of which has been dismissed, withdrawn or a preliminary settlement reached.

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

At this point in time, except as noted above, the Company is unable to anticipate the timing of a resolution or the impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

Regulatory Matters

In addition, Navient and its subsidiaries are subject to examination or regulation by the SEC, CFPB, FFIEC, ED and various state licensing or other regulatory agencies as part of its ordinary course of business. Items or matters similar to or different from those described above may arise during the course of those examinations. We also routinely receive inquiries or requests from various regulatory entities or bodies or government agencies concerning our business or our assets. Generally, the Company endeavors to cooperate with each such inquiry or request.

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient  agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions, and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for these specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. We expect these various indemnification claims to be resolved at a future date as the cases move toward conclusion. Navient has no reserves related to indemnification matters with SLM BankCo as of March 31, 2020.

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

Item 1A.   Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”) should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. These are not the only risks to which we are exposed. We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our Form 10-K primarily to reflect the impact of the COVID-19 on our business and operations. Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our Form 10-K.

The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity.

Beginning in the first quarter of 2020, the global pandemic related to the novel coronavirus COVID-19 began to impact the global economy and our results of operations. In March 2020, the COVID-19 pandemic was declared a national emergency. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. In the general economy, these orders or restrictions, or the perception that these orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events as well as a general decline in economic activity and consumer confidence and increases in job losses and unemployment. Because of the size and breadth of this pandemic, all the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time.

Additional risks presented by the ongoing effects of COVID-19 include the following:

Economic conditions and the creditworthiness of third parties could have a material adverse effect on our business, results of operations, financial condition and stock price.

As a result of the world-wide, U.S. federal and state responses to COVID-19 as well as the overall economic conditions, the unemployment rate increased significantly and is expected to show additional increases of an uncertain magnitude as the prolonged impact of the pandemic takes effect. As a result, we are experiencing significant increases in the number of requests for forbearance and other loan modifications in our education loan portfolios. General economic and employment conditions, including employment rates for recent college graduates, can have a significant impact on loan delinquency and default rates. An extended or worsening deterioration in the economy could further adversely affect the credit quality of our borrowers, resulting in an increased occurrence of defaults and/or requiring more frequent use of loan modification tools. As a result of COVID-19 we have experienced lower delinquency rates in both our FFELP and Private Education loan portfolios as a result of the significant increases in forbearance rates. While we cannot predict the duration of the COVID-19 crisis, its impact on employment and the speed with which the economy recovers, we are paying close attention to our customers in an effort to assess the path and timing of any potential recovery. Our FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guarantees generally cover at least 97% of a FFELP Loan’s principal and accrued interest upon default. We bear the full credit exposure on the loans in our Consumer Lending portfolio. If actual loan performance is worse than our estimates, it could materially affect our allowance for loan losses and the related provision for loan losses in our statements of income adversely affecting our results of operation. Future defaults could be higher than anticipated due to a variety of these factors that are outside of our control. In an effort to quantify our assessment, we have looked toward other significant economic crises including the great recession and more recent regional natural disasters to guide us. Higher credit-related losses and weaker credit quality could negatively affect our business, financial condition and results of operations and limit our funding options, including our access to the capital markets.

Our business is affected by the cost and availability of funding in the capital markets.

The capital markets are experiencing significant volatility resulting from COVID-19 and its impact on the economy. This volatility can adversely affect financing costs when compared to historical norms or make funding unavailable at any costs. In addition to COVID-19, additional factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, changes in the activities of our business partners, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to us, asset-backed securities sponsored by us or the U.S. federal government, changes affecting our assets, the ability of existing or future Navient-sponsored securitization trusts to hedge interest rate and currency risk, corporate and regulatory actions, absolute and comparative interest rate changes, general economic conditions and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization and derivatives transactions. While the U.S. government has implemented or announced various programs to support, among other things, corporate debt, commercial paper and certain classes of asset-backed securities, the timing, effectiveness or impact of these programs is unknown at this time. If financing is difficult, expensive or unavailable, our results of operations, cash flow or financial condition could be materially and adversely affected. We cannot provide any assurance that the cost and availability of funding in the capital markets will not continue to be impacted by the pandemic.

Expanded regulatory and governmental oversight of our businesses will increase our costs and risks.

Legislative and regulatory responses to COVID-19 may have a significant impact on our education loan portfolios. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. In compliance with the CARES Act, we quickly suspended payments and interest accrual on all loans owned by ED until September 30, 2020. While the CARES Act applies only to loans owned by ED, several states have announced various initiatives to suspend payment obligations for private student loan borrowers in those states. Additionally, on March 25, 2020, ED announced that private collection agencies were required to stop making outbound collection calls and sending letters or billing statements to borrowers in default. In addition, in April 2020, various restrictions around the servicing and collection of Private Education Loans were enacted by certain states. The Company has announced that these practices are available to borrowers nationwide. Due to the impact of new legislation and regulation, guidance and actions, coupled with the likelihood of additional changes or additions to the local, state and federal statutes, regulations and practices applicable to our business, we are not able to estimate the ultimate impact of changes in law on our financial results, business operations or strategies. We believe that the cost of responding to and complying with these evolving laws and regulations, as well as any guidance from enforcement actions, will continue to increase, as will the risk of penalties and fines from any enforcement actions that may be imposed on our businesses. Our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result.

A failure of our operating systems or infrastructure could disrupt our business, cause significant losses, result in regulatory action or damage our reputation.

The COVID-19 crisis has caused us to drastically modify the manner in which we conduct our business. As the COVID-19 crisis evolved, we took early and decisive action to protect the health and safety of our teammates. We expanded our work-from-home capabilities and implemented best practices for safety and hygiene to protect those who are unable to work remotely. We were able to quickly and successfully move 90% of our team to a work-from-home status. While most of our operations can be performed remotely and are operating effectively at the present, there is no guarantee that this will continue or that we will continue to be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or a family member who becomes sick), and employees may become sick themselves and be unable to work.

Despite the steps we have taken to transition to this new working environment, and the plans and facilities we have in place, our ability to conduct business may be adversely affected by a prolonged disruption in the infrastructure that supports our business. This may include a disruption involving electrical, communications, Internet, transportation or other services used by us or third parties with which we conduct business. Notwithstanding efforts to maintain business continuity, a disruptive event impacting our processing locations could adversely affect our business, financial condition and results of operations. As conditions improve and restrictions are lifted, similar uncertainties exist with the return to work process.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2020.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 — January 31, 2020	22.4	$14.70	22.2	$675
February 1 — February 29, 2020	1.0	13.95	.5	$669
March 1 — March 31, 2020	.5	10.41	.3	$665
Total first-quarter 2020	23.9	$14.57	23.0

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	In October 2019, our board of directors approved an additional $1 billion multi-year share repurchase program.

The closing price of our common stock on the NASDAQ Global Select Market on March 31, 2020 was $7.58.

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

Date: May 1, 2020