Form 10-Q
period 2020-06-30
NAVIENT CORP
filed 2020-08-05
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 31, 2020, there were 193,927,074 shares of common stock outstanding.

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
FFELP Loans (net of allowance for losses of $302 and $64, respectively)	$60,921	$64,575
Private Education Loans (net of allowance for losses of $1,098 and $1,048, respectively)	21,462	22,245
Investments
Held-to-maturity	17	19
Other	299	192
Total investments	316	211
Cash and cash equivalents	1,632	1,233
Restricted cash and cash equivalents	2,357	2,548
Goodwill and acquired intangible assets, net	746	757
Other assets	3,611	3,334
Total assets	$91,045	$94,903
Liabilities
Short-term borrowings	$7,310	$8,483
Long-term borrowings	80,260	81,715
Other liabilities	1,349	1,356
Total liabilities	88,919	91,554
Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 453 million and 451 million shares issued, respectively	4	4
Additional paid-in capital	3,215	3,198
Accumulated other comprehensive loss (net of tax benefit of $99 and $30, respectively)	(317)	(91)
Retained earnings	2,999	3,664
Total Navient Corporation stockholders’ equity before treasury stock	5,901	6,775
Less: Common stock held in treasury at cost: 259 million and 236 million shares, respectively	(3,786)	(3,439)
Total Navient Corporation stockholders’ equity	2,115	3,336
Noncontrolling interest	11	13
Total equity	2,126	3,349
Total liabilities and equity	$91,045	$94,903

Supplemental information — assets and liabilities of consolidated variable interest entities:

	June 30, 2020	December 31, 2019
FFELP Loans	$60,652	$64,255
Private Education Loans	18,730	19,609
Restricted cash	2,319	2,506
Other assets, net	1,130	1,089
Short-term borrowings	5,770	7,089
Long-term borrowings	71,085	72,856
Net assets of consolidated variable interest entities	$5,976	$7,514

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
FFELP Loans	$455	$742	$1,025	$1,506
Private Education Loans	362	436	767	879
Other loans	—	1	—	2
Cash and investments	2	25	15	52
Total interest income	819	1,204	1,807	2,439
Total interest expense	519	911	1,234	1,860
Net interest income	300	293	573	579
Less: provisions for loan losses	44	68	139	144
Net interest income after provisions for loan losses	256	225	434	435
Other income (loss):
Servicing revenue	52	60	109	122
Asset recovery and business processing revenue	102	123	212	242
Other income (loss)	9	11	17	27
Gains on sales of loans	—	16	—	16
Gains on debt repurchases	—	44	—	59
Gains (losses) on derivative and hedging activities, net	(30)	(32)	(253)	(25)
Total other income (loss)	133	222	85	441
Expenses:
Salaries and benefits	117	125	241	253
Other operating expenses	96	116	222	244
Total operating expenses	213	241	463	497
Goodwill and acquired intangible asset impairment and amortization expense	5	11	11	18
Restructuring/other reorganization expenses	1	1	6	2
Total expenses	219	253	480	517
Income before income tax expense	170	194	39	359
Income tax expense	45	41	20	78
Net income	$125	$153	$19	$281
Basic earnings per common share	$.65	$.65	$.10	$1.17
Average common shares outstanding	194	235	197	239
Diluted earnings per common share	$.64	$.64	$.10	$1.16
Average common and common equivalent shares outstanding	195	238	198	242
Dividends per common share	$.16	$.16	$.32	$.32

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$125	$153	$19	$281
Net changes in cash flow hedges, net of taxes(1)	(17)	(123)	(226)	(193)
Total comprehensive income (loss)	$108	$30	$(207)	$88

(1)	See “Note 4 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at March 31, 2019	449,807,290	(209,771,402)	240,035,888	$4	$3,174	$43	$3,303	$(3,094)	$3,430	$13	$3,443
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	153	—	153	—	153
Other comprehensive income (loss), net of tax	—	—	—	—	—	(123)	—	—	(123)	—	(123)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	30	—	30
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(37)	—	(37)	—	(37)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	195,883	—	195,883	—	2	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	5	—	—	—	5	—	5
Common stock repurchased	—	(9,617,008)	(9,617,008)	—	—	—	—	(126)	(126)	—	(126)
Shares repurchased related to employee stock-based compensation plans	—	(120,485)	(120,485)	—	—	—	—	(2)	(2)	—	(2)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2019	450,003,173	(219,508,895)	230,494,278	$4	$3,181	$(80)	$3,418	$(3,222)	$3,301	$11	$3,312

Balance at March 31, 2020	453,366,433	(259,534,353)	193,832,080	$4	$3,212	$(300)	$2,905	$(3,786)	$2,035	$13	$2,048
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	125	—	125	—	125
Other comprehensive income (loss), net of tax	—	—	—	—	—	(17)	—	—	(17)	—	(17)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	108	—	108
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(31)	—	(31)	—	(31)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	90,689	—	90,689	—	1	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	2	—	—	—	2	—	2
Common stock repurchased	—	—	—	—	—	—	—	—	—	—	—
Shares repurchased related to employee stock-based compensation plans	—	(4,125)	(4,125)	—	—	—	—	—	—	—	—
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2020	453,457,122	(259,538,478)	193,918,644	$4	$3,215	$(317)	$2,999	$(3,786)	$2,115	$11	$2,126

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2018	445,377,826	(197,940,553)	247,437,273	$4	$3,145	$113	$3,218	$(2,961)	$3,519	$28	$3,547
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	281	—	281	—	281
Other comprehensive income (loss), net of tax	—	—	—	—	—	(193)	—	—	(193)	—	(193)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	88	—	88
Cash dividends:
Common stock ($.32 per share)	—	—	—	—	—	—	(76)	—	(76)	—	(76)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(5)	—	(5)	—	(5)
Issuance of common shares	4,625,347	—	4,625,347	—	19	—	—	—	19	—	19
Stock-based compensation expense	—	—	—	—	17	—	—	—	17	—	17
Common stock repurchased	—	(19,034,252)	(19,034,252)	—	—	—	—	(233)	(233)	—	(233)
Shares repurchased related to employee stock-based compensation plans	—	(2,534,090)	(2,534,090)	—	—	—	—	(28)	(28)	—	(28)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(17)	(17)
Balance at June 30, 2019	450,003,173	(219,508,895)	230,494,278	$4	$3,181	$(80)	$3,418	$(3,222)	$3,301	$11	$3,312

Balance at December 31, 2019	451,094,879	(235,658,196)	215,436,683	$4	$3,198	$(91)	$3,664	$(3,439)	$3,336	$13	$3,349
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	19	—	19	—	19
Other comprehensive income (loss), net of tax	—	—	—	—	—	(226)	—	—	(226)	—	(226)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(207)	—	(207)
Cash dividends:
Common stock ($.32 per share)	—	—	—	—	—	—	(62)	—	(62)	—	(62)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	2,362,243	—	2,362,243	—	6	—	—	—	6	—	6
Stock-based compensation expense	—	—	—	—	11	—	—	—	11	—	11
Common stock repurchased	—	(22,975,880)	(22,975,880)	—	—	—	—	(335)	(335)	—	(335)
Shares repurchased related to employee stock-based compensation plans	—	(904,402)	(904,402)	—	—	—	—	(12)	(12)	—	(12)
Adoption of ASU No. 2016-13	—	—	—	—	—	—	(620)	—	(620)	—	(620)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2020	453,457,122	(259,538,478)	193,918,644	$4	$3,215	$(317)	$2,999	$(3,786)	$2,115	$11	$2,126

See accompanying notes to consolidated financial statements

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income (loss)	$19	$281
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gains) on sales of loans	—	(16)
(Gains) on debt repurchases	—	(59)
Goodwill and acquired intangible asset impairment and amortization expense	11	18
Stock-based compensation expense	11	17
Mark-to-market losses on derivative and hedging activities, net	471	173
Provisions for loan losses	139	144
(Increase) decrease in accrued interest receivable	(45)	22
(Decrease) in accrued interest payable	(76)	(29)
Decrease in other assets	161	148
(Decrease) in other liabilities	(96)	(177)
Total adjustments	576	241
Total net cash provided by operating activities	595	522
Investing activities
Education loans acquired and originated	(2,170)	(1,970)
Proceeds from payments on education loans	5,678	6,411
Proceeds from sales of education loans	—	408
Other investing activities, net	(116)	32
Total net cash provided by investing activities	3,392	4,881
Financing activities
Borrowings collateralized by loans in trust - issued	3,277	4,863
Borrowings collateralized by loans in trust - repaid	(5,711)	(7,630)
Asset-backed commercial paper conduits, net	(659)	(2,077)
Long-term notes issued	682	—
Long-term notes repaid	(719)	(937)
Other financing activities, net	(252)	(149)
Common stock repurchased	(335)	(233)
Common dividends paid	(62)	(76)
Total net cash used in financing activities	(3,779)	(6,239)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	208	(836)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	3,781	5,262
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,989	$4,426
Cash disbursements made (refunds received) for:
Interest	$1,214	$1,845
Income taxes paid	$3	$22
Income taxes received	$—	$(1)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$1,632	$1,746
Restricted cash and restricted cash equivalents	2,357	2,680
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,989	$4,426
Noncash activity:
Investing activity - Held-to-maturity asset backed securities retained related to sales of education loans	$—	$22
Operating activity - Servicing assets recognized upon sales of education loans	$—	$3

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2019 Form 10-K.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses

See “Note 1 – Significant Accounting Policies” for discussion of the adoption of CECL on January 1, 2020, and the related transition adjustment.

Allowance for Loan Losses Metrics

	Three Months Ended June 30, 2020
(Dollars in millions)	Private Education Loans	FFELP Loans	Total
Beginning balance	$1,083	$311	$1,394
Total provision	41	3	44
Charge-offs(1)	(48)	(12)	(60)
Decrease in expected future recoveries on charged-off loans(2)	22	—	22
Ending balance	1,098	302	1,400
Plus: expected future recoveries on charged-off loans(2)	549	—	549
Ending balance excluding expected future recoveries on charged-off loans(3)	$1,647	$302	$1,949
Charge-offs as a percentage of average loans in repayment (annualized)	.97%	.11%
Allowance coverage of charge-offs (annualized)(3)	8.6	6.3
Allowance as a percentage of the ending total loan balance(3)	7.3%	.5%
Allowance as a percentage of ending loans in repayment(3)	8.2%	.7%
Ending total loans	$22,560	$61,223
Average loans in repayment	$19,731	$44,144
Ending loans in repayment	$20,201	$42,640

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

	Three Months Ended June 30,
(Dollars in millions)	2020	2019
Beginning of period expected recoveries	$571	$657
Expected future recoveries of current period defaults	9	18
Recoveries	(28)	(33)
Charge-offs	(3)	(2)
End of period expected recoveries	$549	$640
Change in balance during period	$(22)	$(17)

(3)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Three Months Ended June 30, 2019
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$67	$1,178	$7	$1,252
Total provision	8	60	—	68
Charge-offs (1)	(7)	(87)	(1)	(95)
Reclassification of interest reserve(2)	—	1	—	1
Loan sales	—	(1)	(7)	(8)
Ending balance	$67	$1,151	$—	$1,218
Allowance Ending Balance:
Individually evaluated for impairment — TDR	$—	$1,040	$—	$1,040
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	67	111	—	178
Purchased Non-Credit Impaired Loans acquired at a discount(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—
Ending total allowance	$67	$1,151	$—	$1,218
Loans Ending Balance:
Individually evaluated for impairment — TDR	$—	$10,000	$—	$10,000
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	64,783	11,215	4	76,002
Purchased Non-Credit Impaired Loans acquired at a discount(3)	2,671	1,977	—	4,648
Purchased Credit Impaired Loans(3)	—	214	—	214
Ending total loans(4)	$67,454	$23,406	$4	$90,864
Charge-offs as a percentage of average loans in repayment	.05%	1.59%	10.19%
Allowance coverage of charge-offs	2.2	3.3	—
Allowance as a percentage of the ending total loan balance	.10%	4.92%	—%
Allowance as a percentage of the ending loans in repayment	.12%	5.37%	—%
Ending total loans(4)	$67,454	$23,406	$4
Average loans in repayment	$56,657	$21,854	$28
Ending loans in repayment	$55,684	$21,439	$4

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2020
(Dollars in millions)	Private Education Loans	FFELP Loans	Total
Beginning balance (after transition adjustment to CECL)	$1,045	$324	$1,369
Total provision	130	9	139
Charge-offs(1)	(116)	(31)	(147)
Decrease in expected future recoveries on charged-off loans(2)	39	—	39
Ending balance	1,098	302	1,400
Plus: expected future recoveries on charged-off loans(2)	549	—	549
Ending balance excluding expected future recoveries on charged-off loans(3)	$1,647	$302	$1,949
Charge-offs as a percentage of average loans in repayment (annualized)	1.13%	.13%
Allowance coverage of charge-offs (annualized)(3)	7.1	4.8
Allowance as a percentage of the ending total loan balance(3)	7.3%	.5%
Allowance as a percentage of ending loans in repayment(3)	8.2%	.7%
Ending total loans	$22,560	$61,223
Average loans in repayment	$20,666	$48,302
Ending loans in repayment	$20,201	$42,640

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

	Six Months Ended June 30,
(Dollars in millions)	2020	2019
Beginning of period expected recoveries	$588	$674
Expected future recoveries of current period defaults	22	38
Recoveries	(57)	(67)
Charge-offs	(4)	(5)
End of period expected recoveries	$549	$640
Change in balance during period	$(39)	$(34)

(3)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2019
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$76	$1,201	$9	$1,286
Total provision	15	128	1	144
Charge-offs (1)	(24)	(181)	(2)	(207)
Reclassification of interest reserve(2)	—	4	—	4
Loan sales	—	(1)	(8)	(9)
Ending balance	$67	$1,151	$—	$1,218
Allowance Ending Balance:
Individually evaluated for impairment - TDR	$—	$1,040	$—	$1,040
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	67	111	—	178
Purchased Non-Credit Impaired Loans acquired at a discount(3)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—
Ending total allowance	$67	$1,151	$—	$1,218
Loans Ending Balance:
Individually evaluated for impairment - TDR	$—	$10,000	$—	$10,000
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	64,783	11,215	4	76,002
Purchased Non-Credit Impaired Loans acquired at a discount(3)	2,671	1,977	—	4,648
Purchased Credit Impaired Loans(3)	—	214	—	214
Ending total loans(4)	$67,454	$23,406	$4	$90,864
Charge-offs as a percentage of average loans in repayment	.08%	1.66%	7.78%
Allowance coverage of charge-offs	1.4	3.2	—
Allowance as a percentage of the ending total loan balance	.10%	4.92%	—%
Allowance as a percentage of the ending loans in repayment	.12%	5.37%	—%
Ending total loans(4)	$67,454	$23,406	$4
Average loans in repayment	$57,435	$21,957	$52
Ending loans in repayment	$55,684	$21,439	$4

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

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

   Loan status:

	FFELP Loan Delinquencies
	June 30, 2020		December 31, 2019
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,130		$3,114
Loans in forbearance(2)	15,453		7,442
Loans in repayment and percentage of each status:
Loans current	39,152	91.8%	47,255	88.3%
Loans delinquent 31-60 days(3)	1,222	2.9	2,094	3.9
Loans delinquent 61-90 days(3)	657	1.5	1,082	2.0
Loans delinquent greater than 90 days(3)	1,609	3.8	3,107	5.8
Total FFELP Loans in repayment	42,640	100%	53,538	100%
Total FFELP Loans, gross	61,223		64,094
FFELP Loan unamortized premium(4)	—		545
Total FFELP Loans	61,223		64,639
FFELP Loan allowance for losses	(302)		(64)
FFELP Loans, net	$60,921		$64,575
Percentage of FFELP Loans in repayment		69.6%		83.5%
Delinquencies as a percentage of FFELP Loans in repayment		8.2%		11.7%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		26.6%		12.2%

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
(4)

In connection with the adoption of CECL on January 1, 2020, the $513 million premium as of June 30, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure. This change is prospective in nature as prior balances are not restated under CECL.

   Loan type:

(Dollars in millions)	June 30, 2020	June 30, 2019	Change
Stafford Loans	$18,364	$20,074	$(1,710)
Consolidation Loans	37,829	41,789	(3,960)
Rehab Loans	5,030	5,591	(561)
Total	$61,223	$67,454	$(6,231)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	TDRs
(Dollars in millions)	June 30, 2020	2019	2018	2017	2016	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$—	$3	$14	$24	$10	$6,538	$6,589	75%
Below 640	—	2	7	6	2	2,142	2,159	25
Total	$—	$5	$21	$30	$12	$8,680	$8,748	100%
School Type:
Not-for-profit	$—	$5	$19	$29	$12	$6,933	$6,998	80%
For-profit	—	—	2	1	—	1,747	1,750	20
Total	$—	$5	$21	$30	$12	$8,680	$8,748	100%
Cosigners:
With cosigner(1)	$—	$—	$—	$9	$5	$5,472	$5,486	63%
Without cosigner	—	5	21	21	7	3,208	3,262	37
Total	$—	$5	$21	$30	$12	$8,680	$8,748	100%
Seasoning(2):
1-12 payments	$—	$5	$10	$1	$—	$173	$189	2%
13-24 payments	—	—	11	10	2	239	262	3
25-36 payments	—	—	—	17	6	375	398	5
37-48 payments	—	—	—	2	4	555	561	6
More than 48 payments	—	—	—	—	—	7,045	7,045	81
Not yet in repayment	—	—	—	—	—	293	293	3
Total	$—	$5	$21	$30	$12	$8,680	$8,748	100%

Allowance for loan losses							(933)
Total loans, net							$7,815

(1)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 63% for total loans at June 30, 2020.
(2)	Number of months in active repayment for which a scheduled payment was received.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators by Origination Year
	Non-TDRs
(Dollars in millions)	June 30, 2020	2019	2018	2017	2016	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$2,028	$3,828	$1,354	$421	$84	$5,808	$13,523	98%
Below 640	8	38	20	5	1	217	289	2
Total	$2,036	$3,866	$1,374	$426	$85	$6,025	$13,812	100%
School Type:
Not-for-profit	$1,918	$3,613	$1,273	$407	$84	$5,222	$12,517	91%
For-profit	118	253	101	19	1	803	1,295	9
Total	$2,036	$3,866	$1,374	$426	$85	$6,025	$13,812	100%
Cosigners:
With cosigner(1)	$2	$14	$1	$49	$21	$4,169	$4,256	31%
Without cosigner	2,034	3,852	1,373	377	64	1,856	9,556	69
Total	$2,036	$3,866	$1,374	$426	$85	$6,025	$13,812	100%
Seasoning(2):
1-12 payments	$2,032	$3,198	$4	$1	$—	$41	$5,276	38%
13-24 payments	—	651	1,006	4	—	44	1,705	12
25-36 payments	—	—	352	333	—	90	775	6
37-48 payments	—	—	—	84	82	143	309	2
More than 48 payments	—	—	—	—	2	5,526	5,528	40
Not yet in repayment	4	17	12	4	1	181	219	2
Total	$2,036	$3,866	$1,374	$426	$85	$6,025	$13,812	100%

Allowance for loan losses							(165)
Total loans, net							$13,647

(1)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 68% for total loans at June 30, 2020.
(2)	Number of months in active repayment for which a scheduled payment was received.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	TDRs
	June 30, 2020		December 31, 2019
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$293		$349
Loans in forbearance(2)	1,253		479
Loans in repayment and percentage of each status:
Loans current	6,827	94.8%	7,557	89.5%
Loans delinquent 31-60 days(3)	110	1.5	296	3.5
Loans delinquent 61-90 days(3)	77	1.1	191	2.3
Loans delinquent greater than 90 days(3)	188	2.6	398	4.7
Total TDR loans in repayment	7,202	100%	8,442	100%
Total TDR loans, gross	8,748		9,270
TDR loans unamortized discount(4)	—		(203)
Total TDR loans	8,748		9,067
TDR loans receivable for partially charged-off loans(4)	—		347
TDR loans allowance for losses	(933)		(941)
TDR loans, net	$7,815		$8,473
Percentage of TDR loans in repayment		82.3%		91.1%
Delinquencies as a percentage of TDR loans in repayment		5.2%		10.5%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		14.8%		5.4%

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
(4)

In connection with the adoption of CECL on January 1, 2020, (1) the $211 million discount as of June 30, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure and (2) the receivable for partially charged-off loans balance has been reclassified from the Private Education Loan balance to the allowance for loan loss. Both of these changes are prospective in nature as prior balances are not restated under CECL.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	Non-TDRs
	June 30, 2020		December 31, 2019
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$219		$280
Loans in forbearance(2)	594		125
Loans in repayment and percentage of each status:
Loans current	12,948	99.6%	13,526	99.1%
Loans delinquent 31-60 days(3)	18	.1	53	.4
Loans delinquent 61-90 days(3)	11	.1	27	.2
Loans delinquent greater than 90 days(3)	22	.2	41	.3
Total non-TDR loans in repayment	12,999	100%	13,647	100%
Total non-TDR loans, gross	13,812		14,052
Non-TDR loans unamortized discount(4)	—		(414)
Total non-TDR loans	13,812		13,638
Non-TDR loans receivable for partially charged-off loans(4)	—		241
Non-TDR loans allowance for losses	(165)		(107)
Non-TDR loans, net	$13,647		$13,772
Percentage of non-TDR loans in repayment		94.1%		97.1%
Delinquencies as a percentage of non-TDR loans in repayment		.4%		.9%
Loans in forbearance as a percentage of non- TDR loans in repayment and forbearance		4.4%		.9%

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
(4)

In connection with the adoption of CECL on January 1, 2020, (1) the $316 million discount as of June 30, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure and (2) the receivable for partially charged-off loans balance has been reclassified from the Private Education Loan balance to the allowance for loan loss. Both of these changes are prospective in nature as prior balances are not restated under CECL.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for customers experiencing financial difficulty. Certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 71% and 69% of the loans granted forbearance have qualified as a TDR loan at June 30, 2020 and December 31, 2019, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction program as of June 30, 2020 and December 31, 2019 was $1.2 billion and $1.7 billion, respectively.

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Modified loans(1)	$70	$123	$165	$256
Charge-offs(2)	$35	$75	$93	$155
Payment default	$11	$27	$32	$59

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.
(2)	Represents loans that charged off that were classified as TDRs.

3.   Borrowings

The following table summarizes our borrowings.

	June 30, 2020			December 31, 2019
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,156	$8,331	$9,487	$1,052	$8,461	$9,513
Total unsecured borrowings	1,156	8,331	9,487	1,052	8,461	9,513
Secured borrowings:
FFELP Loan securitizations(2)	127	56,494	56,621	72	59,735	59,807
Private Education Loan securitizations(3)	1,364	12,986	14,350	2,120	11,430	13,550
FFELP Loan ABCP facilities	2,650	739	3,389	2,783	617	3,400
Private Education Loan ABCP facilities	1,629	1,351	2,980	2,114	1,513	3,627
Other(4)	374	—	374	338	—	338
Total secured borrowings	6,144	71,570	77,714	7,427	73,295	80,722
Total before hedge accounting adjustments	7,300	79,901	87,201	8,479	81,756	90,235
Hedge accounting adjustments	10	359	369	4	(41)	(37)
Total	$7,310	$80,260	$87,570	$8,483	$81,715	$90,198

(1)

Includes principal amount of $1.2 billion and $1.1 billion of short-term debt as of June 30, 2020 and December 31, 2019, respectively. Includes principal amount of $8.4 billion and $8.5 billion of long-term debt as of June 30, 2020 and December 31, 2019, respectively.

(2)

Includes $127 million and $72 million of short-term debt related to the FFELP Loan asset-backed securitization repurchase facilities (“FFELP Loan Repurchase Facilities”) as of June 30, 2020 and December 31, 2019, respectively. Includes $170 million and $231 million of long-term debt related to the FFELP Loan Repurchase Facilities as of June 30, 2020 and December 31, 2019, respectively.

(3)

Includes $1.4 billion and $2.1 billion of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Private Education Loan Repurchase Facilities”) as of June 30, 2020 and December 31, 2019, respectively. Includes $260 million and $194 million of long-term debt related to the Private Education Loan Repurchase Facilities as of June 30, 2020 and December 31, 2019, respectively.

(4)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

3.   Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of June 30, 2020 and December 31, 2019, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	June 30, 2020
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$127	$56,494	$56,621	$57,244	$1,663	$1,467	$60,374
Private Education Loan securitizations	1,364	12,986	14,350	15,472	504	149	16,125
FFELP Loan ABCP facilities	2,650	739	3,389	3,408	53	108	3,569
Private Education Loan ABCP facilities	1,629	1,351	2,980	3,258	99	28	3,385
Total before hedge accounting adjustments	5,770	71,570	77,340	79,382	2,319	1,752	83,453
Hedge accounting adjustments	—	(485)	(485)	—	—	(622)	(622)
Total	$5,770	$71,085	$76,855	$79,382	$2,319	$1,130	$82,831

	December 31, 2019
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$72	$59,735	$59,807	$60,834	$1,833	$1,400	$64,067
Private Education Loan securitizations	2,120	11,430	13,550	15,412	509	152	16,073
FFELP Loan ABCP facilities	2,783	617	3,400	3,421	63	102	3,586
Private Education Loan ABCP facilities	2,114	1,513	3,627	4,197	101	28	4,326
Total before hedge accounting adjustments	7,089	73,295	80,384	83,864	2,506	1,682	88,052
Hedge accounting adjustments	—	(439)	(439)	—	—	(593)	(593)
Total	$7,089	$72,856	$79,945	$83,864	$2,506	$1,089	$87,459

4.   Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2019 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2019 Form 10-K for a full discussion.

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2020 and December 31, 2019, and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2020 and 2019.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

4.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value(4)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$378	$226	$6	$4	$384	$230
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	—	—	—	—	—
Total derivative assets(2)		—	—	378	226	6	4	384	230
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	—	(16)	(20)	(16)	(20)
Floor Income Contracts	Interest rate	—	—	—	—	(258)	(68)	(258)	(68)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(606)	(575)	—	—	(606)	(575)
Other(3)	Interest rate	—	—	—	—	—	(1)	—	(1)
Total derivative liabilities(2)		—	—	(606)	(575)	(274)	(89)	(880)	(664)
Net total derivatives		$—	$—	$(228)	$(349)	$(268)	$(85)	$(496)	$(434)

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

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Gross position	$384	$230	$(880)	$(664)
Impact of master netting agreements	(66)	(18)	66	18
Derivative values with impact of master netting agreements (as carried on balance sheet)	318	212	(814)	(646)
Cash collateral (held) pledged	(372)	(337)	263	155
Net position	$(54)	$(125)	$(551)	$(491)

(3)	“Other” includes derivatives related to our Total Return Swap Facility.
(4)	The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of June 30, 2020		As of December 31, 2019
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$1,085	$10	$1,001	$4
Long-term borrowings	$11,616	$346	$11,488	$(58)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

4.   Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at June 30, 2020 and December 31, 2019 by $11 million and $11 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at June 30, 2020 and December 31, 2019 by $8 million and $12 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019	Jun 30, 2020	Dec 31, 2019
Notional Values:
Interest rate swaps	$17.0	$19.1	$8.6	$8.6	$40.8	$51.5	$66.4	$79.2
Floor Income Contracts	—	—	—	—	17.3	21.2	17.3	21.2
Cross-currency interest rate swaps	—	—	3.8	4.0	—	—	3.8	4.0
Other(1)	—	—	—	—	—	—	—	—
Total derivatives	$17.0	$19.1	$12.4	$12.6	$58.1	$72.7	$87.5	$104.4

(1)	“Other” includes derivatives related to our Total Return Swap Facility.

Mark-to-Market Impact of Derivatives on Consolidated Statements of Income

	Total Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$15	$186	$424	$290
Gains (losses) recognized in net income on hedged items	(27)	(200)	(455)	(317)
Net fair value hedge ineffectiveness gains (losses)	(12)	(14)	(31)	(27)
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	60	41	(31)	29
Gains (losses) recognized in net income on hedged items	(54)	(20)	47	7
Net fair value hedge ineffectiveness gains (losses)	6	21	16	36
Total fair value hedges(1)(2)	(6)	7	(15)	9
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—	—
Trading:
Interest rate swaps	(6)	16	(47)	23
Floor income contracts	(24)	(49)	(206)	(48)
Cross currency interest rate swaps	—	1	—	(2)
Other	—	—	—	2
Total trading derivatives(3)	(30)	(32)	(253)	(25)
Mark-to-market gains (losses) recognized	$(36)	$(25)	$(268)	$(16)

(1)	Recorded in interest expense in the consolidated statements of income.
(2)	The accrued interest income (expense) on fair value hedges and cash flow hedges is recorded in interest expense and is excluded from this table.
(3)	Recorded in “gains (losses) on derivatives and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

4.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Total gains (losses) on cash flow hedges	$(28)	$(110)	$(237)	$(167)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)(2)	11	(13)	11	(26)
Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$(17)	$(123)	$(226)	$(193)

(1)	Includes net settlement income/expense.
(2)	We expect to reclassify $3 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to amortization of terminated hedge relationships.

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	June 30, 2020	December 31, 2019
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$372	$337
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	55	69
Total collateral held	$427	$406
Derivative asset at fair value including accrued interest	$360	$282
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$263	$155
Total collateral pledged	$263	$155
Derivative liability at fair value including accrued interest and premium receivable	$816	$658

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $189 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

5.   Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	June 30, 2020	December 31, 2019
Accrued interest receivable	$1,999	$1,952
Income tax asset, net (current and deferred)	493	258
Benefit and insurance-related investments	463	459
Derivatives at fair value	318	212
Fixed assets, net	129	135
Accounts receivable	97	119
Other	112	199
Total	$3,611	$3,334

6.   Stockholders’ Equity

The following table summarizes common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock repurchased(1)	—	9,617,008	22,975,880	19,034,252
Average purchase price per share	$—	$13.06	$14.61	$12.24
Shares repurchased related to employee stock- based compensation plans(2)	4,125	120,485	904,402	2,534,090
Average purchase price per share	$7.51	$13.45	$13.66	$10.94
Common shares issued(3)	90,689	195,883	2,362,243	4,625,347

(1)	Common shares purchased under our share repurchase program.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on June 30, 2020 was $7.03.

Dividend and Share Repurchase Program

In the three and six months ended June 30, 2020, we paid $31 million ($0.16 per share) and $62 million ($0.32 per share) of common stock dividends, respectively.

In the three months ended June 30, 2020 and 2019, we repurchased 0 and 9.6 million shares of common stock, respectively, for $0 and $126 million, respectively. In the six months ended June 30, 2020 and 2019, we repurchased 23.0 million and 19.0 million shares of common stock, respectively, for $335 million and $233 million, respectively. As of June 30, 2020, the remaining common share repurchase authority under this program was $665 million.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

7.   Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss)	$125	$153	$19	$281
Denominator:
Weighted average shares used to compute basic EPS	194	235	197	239
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”)(1)	1	3	1	3
Dilutive potential common shares(2)	1	3	1	3
Weighted average shares used to compute diluted EPS	195	238	198	242
Basic earnings (loss) per common share	$.65	$.65	$.10	$1.17
Diluted earnings (loss) per common share	$.64	$.64	$.10	$1.16

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended June 30, 2020 and 2019, securities covering approximately 5 million and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2020 and 2019, securities covering approximately 4 million and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive .

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

During the three and six months ended June 30, 2020, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments. The fair values take into account the impact COVID-19 had on the valuations as of June 30, 2020, most significantly in the form of higher credit spreads used to determine the respective fair values of our education loans and borrowings.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

8.   Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2020				December 31, 2019
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	$—	$379	$5	$384	$—	$227	$3	$230
Cross-currency interest rate swaps	—	—	—	—	—	—	—	—
Total derivative assets(2)	—	379	5	384	—	227	3	230
Total	$—	$379	$5	$384	$—	$227	$3	$230
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$(16)	$(16)	$—	$—	$(20)	$(20)
Floor Income Contracts	—	(258)	—	(258)	—	(68)	—	(68)
Cross-currency interest rate swaps	—	—	(606)	(606)	—	—	(575)	(575)
Other	—	—	—	—	—	—	(1)	(1)
Total derivative liabilities(2)	—	(258)	(622)	(880)	—	(68)	(596)	(664)
Total	$—	$(258)	$(622)	$(880)	$—	$(68)	$(596)	$(664)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See "Note 4 – Derivative Financial Instruments" for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
(3)

Borrowings which are the hedged item in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

8.   Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended June 30,
	2020				2019
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(12)	$(666)	$-	$(678)	$(24)	$(645)	$(2)	$(671)
Total gains/(losses):
Included in earnings(1)	1	47	—	48	2	10	—	12
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	13	—	13	1	32	—	33
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(11)	$(606)	$—	$(617)	$(21)	$(603)	$(2)	$(626)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$1	$60	$—	$61	$2	$42	$—	$44

	Six Months Ended June 30,
	2020				2019
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(17)	$(575)	$(1)	$(593)	$(27)	$(633)	$(4)	$(664)
Total gains/(losses):
Included in earnings(1)	6	(65)	—	(59)	4	(35)	2	(29)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	34	1	35	2	65	—	67
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(11)	$(606)	$-	$(617)	$(21)	$(603)	$(2)	$(626)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$3	$(31)	$1	$(27)	$5	$30	$2	$37

(1)	"Included in earnings" is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Gains (losses) on derivative and hedging activities, net	$1	$2	$6	$6
Interest expense	47	10	(65)	(35)
Total	$48	$12	$(59)	$(29)

(2)

Recorded in "gains (losses) on derivative and hedging activities, net" in the consolidated statement of income for interest rate swaps and other.  Recorded in interest expense for cross currency interest rate swaps in fair value hedges.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

8.   Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at June 30, 2020	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Prime/LIBOR basis swaps	$(11)	Discounted cash flow	Constant Prepayment Rate	8%
			Bid/ask adjustment to discount rate	.08%
Cross-currency interest rate swaps	(606)	Discounted cash flow	Constant Prepayment Rate	4%
Other	—
Total	$(617)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2020			December 31, 2019
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$60,349	$60,921	$(572)	$64,478	$64,575	$(97)
Private Education Loans	22,344	21,462	882	22,984	22,245	739
Cash and investments	4,305	4,305	—	3,992	3,992	—
Total earning assets	86,998	86,688	310	91,454	90,812	642
Interest-bearing liabilities
Short-term borrowings	7,293	7,310	17	8,498	8,483	(15)
Long-term borrowings	76,356	80,260	3,904	81,317	81,715	398
Total interest-bearing liabilities	83,649	87,570	3,921	89,815	90,198	383
Derivative financial instruments
Floor Income Contracts	(258)	(258)	—	(68)	(68)	—
Interest rate swaps	368	368	—	210	210	—
Cross-currency interest rate swaps	(606)	(606)	—	(575)	(575)	—
Other	—	—	—	(1)	(1)	—
Excess of net asset fair value over carrying value(1)			$4,231			$1,025

(1)

$1.4 billion of this excess as of June 30, 2020 is a result of adjusting the Company’s $9.6 billion senior unsecured debt down to fair value compared to such adjustment being a $56 million increase as of December 31, 2019. This significant change in fair value is directly a result of wider credit spreads as of June 30, 2020 as a result of COVID-19.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

9.   Commitments and Contingencies (Continued)

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. We expect these various indemnification claims to be resolved at a future date as the cases move toward conclusion. Navient has no reserves related to indemnification matters with SLM BankCo as of June 30, 2020.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

9.   Commitments and Contingencies (Continued)

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

Revenue by Service Type

	Three Months Ended June 30,
	2020			2019
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$21	$—	$21	$35	$—	$35
Government services	—	43	43	—	40	40
Healthcare services	—	21	21	—	25	25
Total	$21	$64	$85	$35	$65	$100

	Six Months Ended June 30,
	2020			2019
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$52	$—	$52	$64	$—	$64
Government services	—	76	76	—	82	82
Healthcare services	—	45	45	—	52	52
Total	$52	$121	$173	$64	$134	$198

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

Revenue from Contracts with Customers Accounted for in Accordance with ASC 606 (Continued)

Revenue by Client Type

	Three Months Ended June 30,
	2020			2019
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$11	$3	$14	$17	$4	$21
Guarantor agencies	9	—	9	14	—	14
Other institutions	1	—	1	4	—	4
State and local government	—	29	29	—	23	23
Tolling authorities	—	11	11	—	13	13
Hospitals and other healthcare providers	—	21	21	—	25	25
Total	$21	$64	$85	$35	$65	$100

	Six Months Ended June 30,
	2020			2019
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue

Federal government	$29	$8	$37	$30	$7	$37
Guarantor agencies	22	—	22	28	—	28
Other institutions	1	—	1	6	—	6
State and local government	—	45	45	—	48	48
Tolling authorities	—	23	23	—	27	27
Hospitals and other healthcare providers	—	45	45	—	52	52
Total	$52	$121	$173	$64	$134	$198

As of June 30, 2020 and June 30, 2019, there was $72 million and $69 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

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

The following table includes GAAP basis asset information for our Federal Education Loans segment.

(Dollars in millions)	June 30, 2020	December 31, 2019
FFELP Loans, net	$60,921	$64,575
Cash and investments(1)	1,763	2,043
Other	2,379	2,202
Total assets	$65,063	$68,820

(1)	Includes restricted cash and investments.

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

The following table includes GAAP basis asset information for our Consumer Lending segment.

(Dollars in millions)	June 30, 2020	December 31, 2019
Private Education Loans, net	$21,462	$22,245
Cash and investments(1)	666	927
Other	971	931
Total assets	$23,099	$24,103

(1)	Includes restricted cash and investments.

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

At June 30, 2020 and December 31, 2019, the Business Processing segment had total assets of $416 million and $423 million, respectively, on a GAAP basis.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

11.   Segment Reporting (Continued)

Other Segment

Our Other segment primarily consists of our corporate liquidity portfolio and the repurchase of debt, unallocated expenses of shared services, and restructuring/other reorganization expenses.

Unallocated expenses of shared services are comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related costs, stock-based compensation expense, and information technology costs related to infrastructure and operations. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters.

At June 30, 2020 and December 31, 2019, the Other segment had total assets of $2.5 billion and $1.6 billion, respectively, on a GAAP basis.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

11.   Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended June 30, 2020
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$456	$362	$—	$—	$818	$13	$(14)	$(1)	$817
Other loans	—	—	—	—	—	—	—	—	—
Cash and investments	1	—	—	1	2	—	—	—	2
Total interest income	457	362	—	1	820	13	(14)	(1)	819
Total interest expense	286	174	—	31	491	25	3	28	519
Net interest income (loss)	171	188	—	(30)	329	(12)	(17)	(29)	300
Less: provisions for loan losses	3	41	—	—	44	—	—	—	44
Net interest income (loss) after provisions for loan losses	168	147	—	(30)	285	(12)	(17)	(29)	256
Other income (loss):
Servicing revenue	51	1	—	—	52	—	—	—	52
Asset recovery and business processing revenue	38	—	64	—	102	—	—	—	102
Other income (loss)	5	—	—	4	9	12	(42)	(30)	(21)
Total other income (loss)	94	1	64	4	163	12	(42)	(30)	133
Expenses:
Direct operating expenses	70	34	57	—	161	—	—	—	161
Unallocated shared services expenses	—	—	—	52	52	—	—	—	52
Operating expenses	70	34	57	52	213	—	—	—	213
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	5	5	5
Restructuring/other reorganization expenses	—	—	—	1	1	—	—	—	1
Total expenses	70	34	57	53	214	—	5	5	219
Income (loss) before income tax expense (benefit)	192	114	7	(79)	234	—	(64)	(64)	170
Income tax expense (benefit)(2)	46	27	1	(19)	55	—	(10)	(10)	45
Net income (loss)	$146	$87	$6	$(60)	$179	$—	$(54)	$(54)	$125

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2020
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(29)	$—	$(29)
Total other income (loss)	(30)	—	(30)
Goodwill and acquired intangible asset impairment and amortization	—	5	5
Total Core Earnings adjustments to GAAP	$(59)	$(5)	(64)
Income tax expense (benefit)			(10)
Net income (loss)			$(54)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

11.   Segment Reporting (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

11.   Segment Reporting (Continued)

	Six Months Ended June 30, 2020
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,037	$767	$—	$—	$1,804	$16	$(28)	$(12)	$1,792
Other loans	—	—	—	—	—	—	—	—	—
Cash and investments	7	3	—	5	15	—	—	—	15
Total interest income	1,044	770	—	5	1,819	16	(28)	(12)	1,807
Total interest expense	742	385	—	66	1,193	32	9	41	1,234
Net interest income (loss)	302	385	—	(61)	626	(16)	(37)	(53)	573
Less: provisions for loan losses	9	130	—	—	139	—	—	—	139
Net interest income (loss) after provisions for loan losses	293	255	—	(61)	487	(16)	(37)	(53)	434
Other income (loss):
Servicing revenue	106	3	—	—	109	—	—	—	109
Asset recovery and business processing revenue	90	—	122	—	212	—	—	—	212
Other income (loss)	9	—	—	8	17	16	(269)	(253)	(236)
Total other income (loss)	205	3	122	8	338	16	(269)	(253)	85
Expenses:
Direct operating expenses	153	72	111	—	336	—	—	—	336
Unallocated shared services expenses	—	—	—	127	127	—	—	—	127
Operating expenses	153	72	111	127	463	—	—	—	463
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	11	11	11
Restructuring/other reorganization expenses	—	—	—	6	6	—	—	—	6
Total expenses	153	72	111	133	469	—	11	11	480
Income (loss) before income tax expense (benefit)	345	186	11	(186)	356	—	(317)	(317)	39
Income tax expense (benefit)(2)	82	43	3	(44)	84	—	(64)	(64)	20
Net income (loss)	$263	$143	$8	$(142)	$272	$—	$(253)	$(253)	$19

(1)	Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2020
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(53)	$—	$(53)
Total other income (loss)	(253)	—	(253)
Goodwill and acquired intangible asset impairment and amortization	—	11	11
Total Core Earnings adjustments to GAAP	$(306)	$(11)	(317)
Income tax expense (benefit)			(64)
Net income (loss)			$(253)

(2)    Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

11.   Segment Reporting (Continued)

	Six Months Ended June 30, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,537	$879	$—	$—	$2,416	$2	$(33)	$(31)	$2,385
Other loans	1	1	—	—	2	—	—	—	2
Cash and investments	30	9	—	13	52	—	—	—	52
Total interest income	1,568	889	—	13	2,470	2	(33)	(31)	2,439
Total interest expense	1,278	516	—	80	1,874	2	(16)	(14)	1,860
Net interest income (loss)	290	373	—	(67)	596	—	(17)	(17)	579
Less: provisions for loan losses	15	129	—	—	144	—	—	—	144
Net interest income (loss) after provisions for loan losses	275	244	—	(67)	452	—	(17)	(17)	435
Other income (loss):
Servicing revenue	117	5	—	—	122	—	—	—	122
Asset recovery and business processing revenue	108	—	134	—	242	—	—	—	242
Other income (loss)	15	1	—	9	25	(39)	16	(23)	2
Gains on sales of loans	—	16	—	—	16	—	—	—	16
Gaines on debt repurchases	—	—	—	47	47	39	(27)	12	59
Total other income (loss)	240	22	134	56	452	—	(11)	(11)	441
Expenses:
Direct operating expenses	180	72	111	—	363	—	—	—	363
Unallocated shared services expenses	—	—	—	134	134	—	—	—	134
Operating expenses	180	72	111	134	497	—	—	—	497
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	18	18	18
Restructuring/other reorganization expenses	—	—	—	2	2	—	—	—	2
Total expenses	180	72	111	136	499	—	18	18	517
Income (loss) before income tax expense (benefit)	335	194	23	(147)	405	—	(46)	(46)	359
Income tax expense (benefit)(2)	77	44	6	(34)	93	—	(15)	(15)	78
Net income (loss)	$258	$150	$17	$(113)	$312	$—	$(31)	$(31)	$281

(1)	Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(17)	$—	$(17)
Total other income (loss)	(11)	—	(11)
Goodwill and acquired intangible asset impairment and amortization	—	18	18
Total Core Earnings adjustments to GAAP	$(28)	$(18)	(46)
Income tax expense (benefit)			(15)
Net income (loss)			$(31)

(2)    Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2020 and for the three and six months ended

June 30, 2020 and 2019 is unaudited)

11.   Segment Reporting (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Core Earnings net income	$179	$175	$272	$312
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	(59)	(23)	(306)	(28)
Net impact of goodwill and acquired intangible assets(2)	(5)	(11)	(11)	(18)
Net tax effect(3)	10	12	64	15
Total Core Earnings adjustments to GAAP	(54)	(22)	(253)	(31)
GAAP net income (loss)	$125	$153	$19	$281

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
•

the other factors that are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), this Form 10-Q and in our other reports filed with the Securities and Exchange Commission (“SEC”).

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

With a focus on data-driven insights, service, compliance and innovative support, Navient:

•	owns $82.4 billion of education loans;
•	originates Private Education Loans;
•

services and performs asset recovery activities on its own portfolio of education loans, as well as education loans owned by other institutions including the United States Department of Education (“ED”); and

•	provides revenue cycle management and business processing services to federal, state and municipal clients, public authorities and healthcare organizations.

As of June 30, 2020, Navient’s principal assets consisted of:

•	$60.9 billion in FFELP Loans, with a 1.07% Core Earnings segment net interest margin and a weighted average life of 7 years;
•	$21.5 billion in Private Education Loans, with a 3.20% Core Earnings segment net interest margin and a weighted average life of 5 years;
•

a loan origination business that assists borrowers in refinancing their education loan debt and assists students and families in financing their higher education, which produced $2.1 billion of Private Education Loan originations in the first half of 2020;

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

Strengths and Opportunities

Navient’s competitive advantages distinguish it from its competitors, including:

High Quality Asset Base Generating Significant and Predictable Cash Flows

At June 30, 2020, Navient’s $82.4 billion education loan portfolio was 84% funded to term and is expected to produce predictable cash flows over the remaining life of the portfolio. Our $60.9 billion FFELP portfolio bears a maximum 3% loss exposure under the terms of the federal guaranty. Our $21.5 billion Private Education Loan portfolio is 43% cosigned (65% excluding Private Education Refinance Loans).

Strong Capital Return

As a result of our significant cash flow and capital generation, Navient expects to continue to return excess capital to stockholders through dividends and share repurchases in accordance with its publicly-announced capital allocation policy.

In the six months ended June 30, 2020, we repurchased 23.0 million shares of common stock (10% reduction in shares outstanding) for $335 million. There were no share repurchases in the current quarter. At June 30, 2020, there was $665 million remaining in share repurchase authorization. In the second quarters of 2020 and 2019, Navient paid $31 million and $37 million, respectively, in dividends.

Our adjusted tangible equity ratio(1) was 7.6%, 3.2% and 3.6% as of December 31, 2019, March 31, 2020 and June 30, 2020, respectively. As anticipated, the implementation of CECL reduced our capital ratios, which we plan to rebuild over the course of 2020. In addition, GAAP equity was reduced as a result of the accelerated repurchase of shares that occurred in January and as a result of the net mark-to-market losses related to derivative accounting primarily due to the significant decline in interest rates. Our pro forma adjusted tangible equity ratio at June 30, 2020 was 6.0%.(2)

(1)	Item is a non-GAAP financial measure. For an explanation and reconciliation of our non-GAAP financial measures, see “Non-GAAP Financial Measures.”
(2)

See “Non-GAAP Financial Measures – Adjusted Tangible Equity Ratio” for the pro forma calculation of this ratio which excludes the cumulative net mark-to-market losses related to derivative accounting recognized under GAAP.

Consumer Lending Business Growth

In the Consumer Lending segment, we continue to see meaningful value opportunities in originating Private Education Loans to financially responsible consumers which will generate attractive long-term risk adjusted returns. This includes a loan origination business that assists borrowers in refinancing their education loan debt as well as students and families in financing their higher education. We originated $2.1 billion of Private Education Loans in the first half of 2020, a 17% increase from the first half of 2019. We originated $238 million of Private Education Loans in second-quarter 2020, a 72% decrease from $846 million in the year-ago quarter. This decrease was expected as we reduced marketing spend in response to the uncertain economic environment related to COVID-19. In the second quarter of 2020, we also entered into a marketing arrangement with a bank partner to originate in-school loans for the 2020-2021 academic year.

Business Processing Opportunities

Navient continues to leverage our large-scale operating platforms, superior data-driven strategies, operating efficiency, and regulatory compliance and risk management infrastructure to extend our receivables management and business processing services into new markets. Navient provides business processing services to over 500 clients, generating EBITDA(1) of $8 million in the second quarter of 2020, down $3 million from the year-ago quarter. This decline was primarily the result of contract terminations and expirations that occurred in the second half of 2019 as well as the impact of COVID-19 on certain activities. These decreases were largely offset by $20 million of revenue earned from four contracts in which we were selected in second-quarter 2020 to support states in providing unemployment benefits and contact tracing services. Navient’s inventory of non-education related contingent asset recovery receivables decreased 3% to $14.5 billion as of June 30, 2020. While revenue in this segment varies from period to period primarily due to normal contract life cycles as well as general economic activity, we continue to believe in the long-term opportunities.

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

Navient’s Response to COVID-19

Beginning in the first quarter of 2020, the pandemic related to the novel coronavirus COVID-19 began to impact the global economy and our results of operations. The COVID-19 pandemic has been declared a national emergency. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, as well as a general decline in economic activity and consumer confidence and increases in job losses and unemployment. In this section, we will highlight our response to the global pandemic and its continuing impact on our business and operations. While we have experience in managing our business through economic crises in the past, there is a substantial amount of uncertainty associated with this crisis. We suggest that the information below should be read in conjunction with our risk factors included in Part II, Item 1A. “Risk Factors — The Impact of COVID-19 and Related Risk” in our quarterly report on Form 10-Q filed on May 1, 2020 and the Risk Factors included in our 2019 Annual Report on Form 10-K.

The World Health Organization first declared the COVID-19 outbreak a pandemic on March 13, 2020. By mid-March, the economic impact of the crisis was beginning to take hold. As this crisis evolved, we took early action to protect the health and safety of our employees. We expanded our work-from-home capabilities and implemented best practices in our facilities with regard to safety and hygiene to protect those who were unable to work remotely. We were able to quickly and successfully move 90% of our team to work-from-home status. As of June 30, 2020, approximately 90% of our team remains on work-from-home status. We currently anticipate that some of our team members will begin returning on a limited basis in the coming months. As we begin the return to office process, it is likely to take place in stages and we anticipate that the environment will require a continuation of various safety protocols that are already in place including requiring the use of face coverings and distancing. As a result of these steps, the pandemic has not adversely affected our ability to maintain our operations or service our customers and borrowers.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. In compliance with the CARES Act, we suspended payments and interest accrual on all loans owned by ED until September 30, 2020. While the CARES Act applies only to loans owned by ED, our FFELP and Private Education Loan portfolios have also been impacted by the pandemic as we have offered COVID-19 relief options such as the use of forbearance to those borrowers. Private Education Loans in forbearance increased to $1.8 billion or 8.4% of the portfolio at June 30, 2020, after peaking at $3.4 billion or 14.7% during the quarter. This compared to $604 million or 2.7% of the portfolio at December 31, 2019. We anticipate that loans in forbearance will continue to decrease as borrowers began exiting forbearance in mid-June 2020. As of July 31, 2020, Private Education Loans in forbearance have further declined to $1.4 billion or 6.3% of the portfolio. Our Private Education Loan charge-offs in the first quarter declined 30% to $68 million compared with $97 million in the fourth quarter. This decline was primarily due to the strength of the economy heading into March. Second-quarter 2020 Private Education Loan charge-offs declined further to $48 million which is partially a result of the increase in the loans in forbearance. Despite the COVID-19 crisis, we have seen most borrowers continue to make payments according to their payment plans. And while forbearance rates have risen, the balance of loans delinquent has not as our Private Education Loan delinquency rate declined from 4.6% at December 31, 2019 to 2.0% as of June 30, 2020. We expect that defaults in both our Private Education Loan and FFELP Loan portfolios will be significantly lower in 2020 than 2019 as well as lower than what had been expected at the start of the year as a result of the increased use of payment relief options. For the six months ended June 30, 2020, total provision for loan losses was $139 million which was primarily due to an increase in expected losses related to COVID-19. This increase in provision primarily relates to increases in defaults that we expect to occur in 2021 and 2022 as a result of COVID-19 and the use of forbearances. Our total reserves were $1.95 billion (excluding the expected future recoveries on charged-off loans) at June 30, 2020 which represent reserves equal to 7.3% of our Private Education Loans and 0.5% of our FFELP Loan portfolio. These reserve levels cover future defaults of approximately 18% in our FFELP portfolio and approximately 12% in our legacy private (non-refinance loan) portfolio. While we are paying close attention to our customers, it is too early to know the full impact of this crisis or the path and timing of the recovery.

In the first quarter of 2020, our Private Education Refinance Loan originations of $1.9 billion represented a 92% increase over the year-ago quarter. While demand continues to be very strong for our products, beginning in March, we reduced our marketing efforts and tightened credit until we have a greater visibility into the uncertainty and volatility in the capital markets and the overall economic outlook. This resulted in second-quarter originations of $238 million. With improved visibility in both credit and funding costs, we have restarted some marketing efforts and expect to originate approximately $2 billion of high quality, high value Private Education Refinance Loans in the second-half of 2020.

In our Business Processing Segment (“BPS”), for the six months ended June 30, 2020, EBITDA fell to $13 million from $25 million a year ago. This decline was primarily driven by contract terminations and expirations that occurred in the second half of 2019 and the impact of COVID-19 on certain activities. We experienced significantly lower transaction-related placements in both government services and health care revenue cycle management as well as a general decline in transactions on our platforms. To offset the impact of the pandemic on this business, we have been able to transition hundreds of our experienced BPS colleagues to support state clients working to help their newly unemployed residents access benefits implemented in the CARES Act, as well as perform contact tracing services. These new opportunities generated $20 million of revenue in the second quarter of 2020 and partially offset the negative impact BPS is experiencing as a result of COVID-19.

The impact of the COVID-19 crisis on the capital markets has been significant, decreasing the number of transactions being brought to market and increasing the pricing of those that were successfully marketed. However, we believe we are in a strong liquidity position. As of June 30, 2020, we have $2.4 billion of primary sources of liquidity, $1.6 billion of which is cash. We also have additional capacity in our funding facilities of $2.0 billion for Private Education Loans and $242 million for FFELP Loans. In addition, cash flow from our loan portfolio and services contracts remains strong and our very seasoned loan portfolio experiences lower levels of stress. In the first quarter of 2020, we were able to complete our planned unsecured financing activity for the year before the effects of the pandemic became apparent. We raised new proceeds through the issuance of $700 million of unsecured debt issued on January 23, 2020. We also issued $1.9 billion of term Private Education ABS and refinanced $472 million of our Private Education Loan repurchase facilities that extended the term and reduced the overall costs of these facilities. In the second quarter of 2020, we saw the capital markets begin to recover. We issued $1.3 billion of term Private Education Loan ABS, extended a FFELP Loan ABCP facility to 2022, extended a Private Education Loan facility to 2021 and expanded the total capacity in our Private Education Refinance Loan ABCP facility from $2 billion to $2.6 billion. Looking forward, while the cost of financing is elevated, we believe that the ABS and unsecured debt markets remain a viable option should the need arise. However, we do not believe we will need to issue unsecured or ABS debt  throughout the remainder of 2020. We also believe we can refinance our ABCP and other facilities that mature in 2020, albeit at a higher cost.

We ended the second quarter with an adjusted tangible equity ratio of 3.6%, up from 3.2% as of March 31, 2020. The decline in our adjusted tangible equity ratio from 7.6% as of December 31, 2019 is partially attributable to reduced capital resulting from our implementation of CECL. We anticipated these reduced capital levels and expect them to rebuild over the course of 2020. In addition, our GAAP equity was reduced in 2020 as a result of the accelerated repurchase of shares that occurred in January and as a result of the $692 million of cumulative net mark-to-market losses related to derivative accounting recognized under GAAP. This decrease will reverse over time as these derivatives mature.

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

In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of June 30, 2020, $1.2 billion of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

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

Selected Historical Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
GAAP Basis
Net income (loss)	$125	$153	$19	$281
Diluted earnings (loss) per common share	$.64	$.64	$.10	$1.16
Weighted average shares used to compute diluted earnings per share	195	238	198	242
Net interest margin, Federal Education Loans segment	.92%	.83%	.84%	.79%
Net interest margin, Consumer Lending segment	3.29%	3.31%	3.32%	3.30%
Return on assets	.56%	.64%	.04%	.58%
Ending FFELP Loans, net	$60,921	$67,956	$60,921	$67,956
Ending Private Education Loans, net	21,462	21,564	21,462	21,564
Ending total education loans, net	$82,383	$89,520	$82,383	$89,520
Average FFELP Loans	$62,141	$69,084	$63,018	$70,149
Average Private Education Loans	23,008	22,463	23,060	22,611
Average total education loans	$85,149	$91,547	$86,078	$92,760
Core Earnings Basis(1)
Net income	$179	$175	$272	$312
Diluted earnings per common share	$.92	$.74	$1.37	$1.29
Adjusted diluted earnings per common share(2)	$.91	$.74	$1.41	$1.32
Weighted average shares used to compute diluted earnings per share	195	238	198	242
Net interest margin, Federal Education Loans segment	1.07%	.81%	.94%	.81%
Net interest margin, Consumer Lending segment	3.20%	3.22%	3.26%	3.22%
Return on assets	.81%	.73%	.61%	.65%
Ending FFELP Loans, net	$60,921	$67,956	$60,921	$67,956
Ending Private Education Loans, net	21,462	21,564	21,462	21,564
Ending total education loans, net	$82,383	$89,520	$82,383	$89,520
Average FFELP Loans	$62,141	$69,084	$63,018	$70,149
Average Private Education Loans	23,008	22,463	23,060	22,611
Average total education loans	$85,149	$91,547	$86,078	$92,760

(1)   Core Earnings are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of Core  Earnings, see the section titled “Non-GAAP Financial Measures – Core Earnings.”

(2)   Adjusted diluted Core Earnings per share, a non-GAAP financial measure, excludes net restructuring and regulatory-related expenses of $(1) million and $2 million for the three months ended June 30, 2020 and 2019, respectively and $11 million and $10 million for the six months ended June 30, 2020 and 2019, respectively. Regulatory-related expenses for all periods presented are net of $10 million insurance reimbursements for costs related to such matters.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the three and six months ended June 30, 2020. We monitor and assess our ongoing operations and results based on the following four reportable operating segments: Federal Education Loans, Consumer Lending, Business Processing and Other.

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

Unallocated expenses of shared services are comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related expenses, stock-based compensation expense, and information technology costs related to infrastructure and operations. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters.

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

Second-quarter 2020 Summary of Results

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

Second-quarter 2020 GAAP net income was $125 million ($0.64 diluted earnings per share), compared with $153 million ($0.64 diluted earnings per share) for the year-ago quarter.

Core Earnings for the quarter were $179 million ($0.92 diluted Core Earnings per share), compared with $175 million ($0.74 diluted Core Earnings per share) for the year-ago quarter. Second-quarter 2020 and 2019 adjusted diluted Core Earnings per share were $0.91 and $0.74, respectively, excluding net restructuring and regulatory-related expenses of $(1) million and $2 million, respectively. See “Reportable Segment Earnings Summary – Core Earnings Basis” for a discussion of the primary contributors to the change in Core Earnings between periods.

Highlights of second-quarter 2020 include:

•	Federal Education Loans segment net interest income increased 18%;
•

FFELP Loan delinquency rate decreased 22% from 10.5% in the year-ago quarter to 8.2%, and the forbearance rate increased 106% from 12.9% in the year-ago quarter to 26.6%, after peaking at 28.5% earlier in second-quarter 2020;

•

originated $238 million of Private Education Refinance Loans, a 72% decrease from $846 million in the year-ago quarter as we reduced marketing efforts primarily due to COVID-19 related capital markets volatility;

•

Private Education Loan delinquency rate decreased 60% from 5.0% in the year-ago quarter to 2.0%, and the forbearance rate increased 190% from 2.9% in the year-ago quarter to 8.4%, after peaking at 14.7% earlier in second-quarter 2020;

•

EBITDA(1) decreased $3 million to $8 million in our Business Processing segment, primarily due to contract terminations and expirations that occurred in the second half of 2019 and the impact of COVID-19 on certain activities;

•	selected for contracts to support states in providing unemployment benefits and contact tracing services;
•	contingent collections receivables inventory in our Business Processing segment decreased 3% to $14.5 billion;
•	paid $31 million in common stock dividends;
•	adjusted tangible equity ratio of 3.6%(1); pro forma adjusted tangible equity ratio of 6.0%(2);
•	issued $1.3 billion of Private Education Loan asset-backed securities (“ABS”); and
•	held $1.6 billion of cash at June 30, 2020.

(1)	Item is a non-GAAP financial measure. For an explanation and reconciliation of our non-GAAP financial measures, see “Non-GAAP Financial Measures.”
(2)

See “Non-GAAP Financial Measures – Adjusted Tangible Equity Ratio” for the pro forma calculation of this ratio which excludes the cumulative net mark-to-market losses related to derivative accounting recognized under GAAP.

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

GAAP Statements of Income (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2020	2019	$	%	2020	2019	$	%
Interest income:
FFELP Loans	$455	$742	$(287)	(39)%	$1,025	$1,506	$(481)	(32)%
Private Education Loans	362	436	(74)	(17)	767	879	(112)	(13)
Other loans	—	1	(1)	(100)	—	2	(2)	(100)
Cash and investments	2	25	(23)	(92)	15	52	(37)	(71)
Total interest income	819	1,204	(385)	(32)	1,807	2,439	(632)	(26)
Total interest expense	519	911	(392)	(43)	1,234	1,860	(626)	(34)
Net interest income	300	293	7	2	573	579	(6)	(1)
Less: provisions for loan losses	44	68	(24)	(35)	139	144	(5)	(3)
Net interest income after provisions for loan losses	256	225	31	14	434	435	(1)	—
Other income (loss):
Servicing revenue	52	60	(8)	(13)	109	122	(13)	(11)
Asset recovery and business processing revenue	102	123	(21)	(17)	212	242	(30)	(12)
Other income (loss)	9	11	(2)	(18)	17	27	(10)	(37)
Gains on sales of loans	—	16	(16)	(100)	—	16	(16)	(100)
Gains on debt repurchases	—	44	(44)	(100)	—	59	(59)	(100)
Gains (losses) on derivative and hedging activities, net	(30)	(32)	2	(6)	(253)	(25)	(228)	912
Total other income (loss)	133	222	(89)	(40)	85	441	(356)	(81)
Expenses:
Operating expenses	213	241	(28)	(12)	463	497	(34)	(7)
Goodwill and acquired intangible assets impairment and amortization expense	5	11	(6)	(55)	11	18	(7)	(39)
Restructuring/other reorganization expenses	1	1	—	—	6	2	4	200
Total expenses	219	253	(34)	(13)	480	517	(37)	(7)
Income before income tax expense	170	194	(24)	(12)	39	359	(320)	(89)
Income tax expense	45	41	4	10	20	78	(58)	(74)
Net income	$125	$153	$(28)	(18)%	$19	$281	$(262)	(93)%
Basic earnings per common share	$.65	$.65	$—	—%	$.10	$1.17	$(1.07)	(91)%
Diluted earnings per common share	$.64	$.64	$—	—%	$.10	$1.16	$(1.06)	(91)%
Dividends per common share	$.16	$.16	$—	—%	$.32	$.32	$—	—%

Consolidated Earnings Summary — GAAP Basis

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Net income was $125 million, or $0.64 diluted earnings per common share, compared with net income of $153 million, or $0.64 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•

Net interest income increased by $7 million, primarily as a result of an increase in FFELP Floor Income as a result of lower interest rates and the growth in the Private Education Refinance Loan portfolio, partially offset by the continued natural paydown of the FFELP and non-refinance Private Education Loan portfolios.

•	Provisions for loan losses decreased $24 million (see “Allowance for Loan Losses” for a discussion regarding the transition to CECL on January 1, 2020):
○	The provision for FFELP loan losses decreased $5 million.
○

The provision for Private Education Loan losses decreased $19 million. Provision of $41 million in second-quarter 2020 is primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions.

•	Servicing revenue decreased $8 million primarily due to the natural paydown of the FFELP Loan portfolio serviced for third parties.
•

Asset recovery and business processing revenue decreased $21 million primarily as a result of the natural decline of the Federal Education Loan segment contingent collections receivable inventory, the impact of COVID-19 on certain collection activities (temporary stoppage or other restrictions on certain collection/processing activity and lower volume in the transportation business) as well as Business Processing segment contract terminations and expirations that occurred in the second half of 2019. These decreases were partially offset by revenue earned from four contracts in which we were selected in second-quarter 2020 to support states in providing unemployment benefits and contact tracing services.

•

Net gains on sales of loans decreased $16 million, due to the $16 million gain on sale of $412 million of Private Education Refinance Loans in second-quarter 2019. There were no loan sales in the current period.

•	Net gains on debt repurchases decreased by $44 million. There were no debt repurchases in second-quarter 2020 compared to $138 million repurchased at a $44 million gain in the year-ago period.
•

Net losses on derivative and hedging activities decreased $2 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of our Floor Income Contracts, basis swaps, foreign currency hedges and other derivative instruments during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

Excluding net regulatory-related expenses of $(2) million and $1 million in the second quarters of 2020 and 2019, respectively, operating expenses were $215 million and $240 million in second-quarter 2020 and 2019, respectively. On an adjusted basis, expenses were $19 million lower primarily as a result of the decrease in asset recovery revenue discussed above as well as ongoing cost saving initiatives across the Company. Adjusted 2019 expenses exclude $6 million of costs associated with proxy contest matters. Regulatory-related expenses in both quarters are net of $10 million insurance reimbursements for costs related to such matters.

There were no share repurchases in the current quarter compared with 9.6 million shares of our common stock repurchased during the second quarter of 2019. As a result of repurchases, our average outstanding diluted shares decreased by 43 million common shares (or 18%) from the year-ago period.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

Net income was $19 million, or $0.10 diluted earnings per common share, compared with net income of $281 million, or $1.16 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•

Net interest income decreased by $6 million, primarily as a result of the continued natural paydown of the FFELP and non-refinance Private Education Loan portfolios which was partially offset by an increase in FFELP Floor Income as a result of lower interest rates and the growth in the Private Education Refinance Loan portfolio.

•	Provisions for loan losses decreased $5 million (see “Allowance for Loan Losses” for a discussion regarding the transition to CECL on January 1, 2020):
○	The provision for FFELP loan losses decreased $6 million.
○

The provision for Private Education Loan losses increased $1 million. Provision of $130 million in the current period is primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions.

•	Servicing revenue decreased $13 million primarily due to the natural paydown of the FFELP Loan portfolio serviced for third parties.
•

Asset recovery and business processing revenue decreased $30 million primarily as a result of the natural decline of the Federal Education Loan segment contingent collections receivable inventory, the impact of COVID-19 on certain collection activities (temporary stoppage or other restrictions on certain collection/processing activity and lower volume in the transportation business) as well as Business Processing segment contract terminations and expirations that occurred in the second half of 2019. These decreases were partially offset by revenue earned from four contracts in which we were selected in second-quarter 2020 to support states in providing unemployment benefits and contact tracing services.

•

Net gains on sales of loans decreased $16 million, due to the $16 million gain on sale of $412 million of Private Education Refinance Loans in the year-ago period. There were no loan sales in the current period.

•	Net gains on debt repurchases decreased by $59 million. There were no debt repurchases in the current period compared to $184 million repurchased at a $59 million gain in the year-ago period.
•

Net losses on derivative and hedging activities increased $228 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of our Floor Income Contracts, basis swaps, foreign currency hedges and other derivative instruments during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods. In particular, the net loss in the six months ended June 30, 2020 was primarily related to the significant reduction in interest rates and resulting impact on the mark-to-market of the derivatives used to economically hedge FFELP Loan floor income that do not qualify for hedge accounting.

•

Excluding net regulatory-related costs of $5 million and $8 million in the six months ended June 30, 2020 and 2019, respectively, operating expenses were $458 million and $489 million in the six months ended June 30, 2020 and 2019, respectively. On an adjusted basis, expenses were $17 million lower primarily as a result of the decrease in asset recovery revenue discussed above as well as ongoing cost saving initiatives across the Company. Adjusted 2020 expenses exclude $7 million of transition services costs. Adjusted 2019 expenses exclude $9 million of costs associated with proxy contest matters and $12 million of transition services costs. Regulatory-related expenses in both periods are net of $10 million insurance reimbursements for costs related to such matters.

•

During the six months ended June 30, 2020 and 2019, the Company incurred $6 million and $2 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were due primarily to severance-related costs.

We repurchased 23.0 million and 19.0 million shares of our common stock during the six months ended June 30, 2020 and 2019, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 44 million common shares (or 18%) from the year-ago period.

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

	Three Months Ended June 30, 2020
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$456	$362	$—	$—	$818	$13	$(14)	$(1)	$817
Other loans	—	—	—	—	—	—	—	—	—
Cash and investments	1	—	—	1	2	—	—	—	2
Total interest income	457	362	—	1	820	13	(14)	(1)	819
Total interest expense	286	174	—	31	491	25	3	28	519
Net interest income (loss)	171	188	—	(30)	329	(12)	(17)	(29)	300
Less: provisions for loan losses	3	41	—	—	44	—	—	—	44
Net interest income (loss) after provisions for loan losses	168	147	—	(30)	285	(12)	(17)	(29)	256
Other income (loss):
Servicing revenue	51	1	—	—	52	—	—	—	52
Asset recovery and business processing revenue	38	—	64	—	102	—	—	—	102
Other income (loss)	5	—	—	4	9	12	(42)	(30)	(21)
Total other income (loss)	94	1	64	4	163	12	(42)	(30)	133
Expenses:
Direct operating expenses	70	34	57	—	161	—	—	—	161
Unallocated shared services expenses	—	—	—	52	52	—	—	—	52
Operating expenses	70	34	57	52	213	—	—	—	213
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	5	5	5
Restructuring/other reorganization expenses	—	—	—	1	1	—	—	—	1
Total expenses	70	34	57	53	214	—	5	5	219
Income (loss) before income tax expense (benefit)	192	114	7	(79)	234	—	(64)	(64)	170
Income tax expense (benefit)(2)	46	27	1	(19)	55	—	(10)	(10)	45
Net income (loss)	$146	$87	$6	$(60)	$179	$—	$(54)	$(54)	$125

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2020
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(29)	$—	$(29)
Total other income (loss)	(30)	—	(30)
Goodwill and acquired intangible asset impairment and amortization	—	5	5
Total Core Earnings adjustments to GAAP	$(59)	$(5)	(64)
Income tax expense (benefit)			(10)
Net income (loss)			$(54)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended June 30, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$758	$436	$—	$—	$1,194	$1	$(17)	$(16)	$1,178
Other loans	—	1	—	—	1	—	—	—	1
Cash and investments	14	4	—	7	25	—	—	—	25
Total interest income	772	441	—	7	1,220	1	(17)	(16)	1,204
Total interest expense	627	255	—	42	924	(2)	(11)	(13)	911
Net interest income (loss)	145	186	—	(35)	296	3	(6)	(3)	293
Less: provisions for loan losses	8	60	—	—	68	—	—	—	68
Net interest income (loss) after provisions for loan losses	137	126	—	(35)	228	3	(6)	(3)	225
Other income (loss):
Servicing revenue	57	3	—	—	60	—	—	—	60
Asset recovery and business processing revenue	58	—	65	—	123	—	—	—	123
Other income (loss)	7	—	—	4	11	(38)	6	(32)	(21)
Gains on sales of loans	—	16	—	—	16	—	—	—	16
Gains on debt repurchases	—	—	—	32	32	35	(23)	12	44
Total other income (loss)	122	19	65	36	242	(3)	(17)	(20)	222
Expenses:
Direct operating expenses	89	34	56	—	179	—	—	—	179
Unallocated shared services expenses	—	—	—	62	62	—	—	—	62
Operating expenses	89	34	56	62	241	—	—	—	241
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	11	11	11
Restructuring/other reorganization expenses	—	—	—	1	1	—	—	—	1
Total expenses	89	34	56	63	242	—	11	11	253
Income (loss) before income tax expense (benefit)	170	111	9	(62)	228	—	(34)	(34)	194
Income tax expense (benefit)(2)	39	26	2	(14)	53	—	(12)	(12)	41
Net income (loss)	$131	$85	$7	$(48)	$175	$—	$(22)	$(22)	$153

(1)	Core Earnings adjustments to GAAP:
	Three Months Ended June 30, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(3)	$—	$(3)
Total other income (loss)	(20)	—	(20)
Goodwill and acquired intangible asset impairment and amortization	—	11	11
Total Core Earnings adjustments to GAAP	$(23)	$(11)	(34)
Income tax expense (benefit)			(12)
Net income (loss)			$(22)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2020
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,037	$767	$—	$—	$1,804	$16	$(28)	$(12)	$1,792
Other loans	—	—	—	—	—	—	—	—	—
Cash and investments	7	3	—	5	15	—	—	—	15
Total interest income	1,044	770	—	5	1,819	16	(28)	(12)	1,807
Total interest expense	742	385	—	66	1,193	32	9	41	1,234
Net interest income (loss)	302	385	—	(61)	626	(16)	(37)	(53)	573
Less: provisions for loan losses	9	130	—	—	139	—	—	—	139
Net interest income (loss) after provisions for loan losses	293	255	—	(61)	487	(16)	(37)	(53)	434
Other income (loss):
Servicing revenue	106	3	—	—	109	—	—	—	109
Asset recovery and business processing revenue	90	—	122	—	212	—	—	—	212
Other income (loss)	9	—	—	8	17	16	(269)	(253)	(236)
Total other income (loss)	205	3	122	8	338	16	(269)	(253)	85
Expenses:
Direct operating expenses	153	72	111	—	336	—	—	—	336
Unallocated shared services expenses	—	—	—	127	127	—	—	—	127
Operating expenses	153	72	111	127	463	—	—	—	463
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	11	11	11
Restructuring/other reorganization expenses	—	—	—	6	6	—	—	—	6
Total expenses	153	72	111	133	469	—	11	11	480
Income (loss) before income tax expense (benefit)	345	186	11	(186)	356	—	(317)	(317)	39
Income tax expense (benefit)(2)	82	43	3	(44)	84	—	(64)	(64)	20
Net income (loss)	$263	$143	$8	$(142)	$272	$—	$(253)	$(253)	$19

(1)	Core Earnings adjustments to GAAP:
	Six Months Ended June 30, 2020
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(53)	$—	$(53)
Total other income (loss)	(253)	—	(253)
Goodwill and acquired intangible asset impairment and amortization	—	11	11
Total Core Earnings adjustments to GAAP	$(306)	$(11)	(317)
Income tax expense (benefit)			(64)
Net income (loss)			$(253)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,537	$879	$—	$—	$2,416	$2	$(33)	$(31)	$2,385
Other loans	1	1	—	—	2	—	—	—	2
Cash and investments	30	9	—	13	52	—	—	—	52
Total interest income	1,568	889	—	13	2,470	2	(33)	(31)	2,439
Total interest expense	1,278	516	—	80	1,874	2	(16)	(14)	1,860
Net interest income (loss)	290	373	—	(67)	596	—	(17)	(17)	579
Less: provisions for loan losses	15	129	—	—	144	—	—	—	144
Net interest income (loss) after provisions for loan losses	275	244	—	(67)	452	—	(17)	(17)	435
Other income (loss):
Servicing revenue	117	5	—	—	122	—	—	—	122
Asset recovery and business processing revenue	108	—	134	—	242	—	—	—	242
Other income (loss)	15	1	—	9	25	(39)	16	(23)	2
Gains on sales of loans	—	16	—	—	16	—	—	—	16
Gaines on debt repurchases	—	—	—	47	47	39	(27)	12	59
Total other income (loss)	240	22	134	56	452	—	(11)	(11)	441
Expenses:
Direct operating expenses	180	72	111	—	363	—	—	—	363
Unallocated shared services expenses	—	—	—	134	134	—	—	—	134
Operating expenses	180	72	111	134	497	—	—	—	497
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	18	18	18
Restructuring/other reorganization expenses	—	—	—	2	2	—	—	—	2
Total expenses	180	72	111	136	499	—	18	18	517
Income (loss) before income tax expense (benefit)	335	194	23	(147)	405	—	(46)	(46)	359
Income tax expense (benefit)(2)	77	44	6	(34)	93	—	(15)	(15)	78
Net income (loss)	$258	$150	$17	$(113)	$312	$—	$(31)	$(31)	$281

(1)	Core Earnings adjustments to GAAP:
	Six Months Ended June 30, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(17)	$—	$(17)
Total other income (loss)	(11)	—	(11)
Goodwill and acquired intangible asset impairment and amortization	—	18	18
Total Core Earnings adjustments to GAAP	$(28)	$(18)	(46)
Income tax expense (benefit)			(15)
Net income (loss)			$(31)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Core Earnings net income	$179	$175	$272	$312
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	(59)	(23)	(306)	(28)
Net impact of goodwill and acquired intangible assets	(5)	(11)	(11)	(18)
Net income tax effect	10	12	64	15
Total Core Earnings adjustments to GAAP	(54)	(22)	(253)	(31)
GAAP net income (loss)	$125	$153	$19	$281

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Core Earnings derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$(30)	$(32)	$(253)	$(25)
Plus: Gains (losses) on fair value hedging activity included in interest expense	(6)	7	(15)	9
Total gains(losses)	(36)	(25)	(268)	(16)
Plus: Reclassification of settlement expense/(income) on derivative and hedging activities, net(1)	(12)	38	(16)	39
Mark-to-market gains (losses) on derivative and hedging activities, net(2)	(48)	13	(284)	23
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	(14)	(17)	(28)	(33)
Other derivative accounting adjustments(3)	3	(19)	6	(18)
Total net impact of derivative accounting	$(59)	$(23)	$(306)	$(28)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(13)	$(1)	$(16)	$(2)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	25	(2)	32	2
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	(35)	—	(39)
Total reclassifications of settlements on derivative and hedging activities	$12	$(38)	$16	$(39)

(2)	“Mark-to-market gains (losses) on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Floor Income Contracts	$(10)	$(48)	$(190)	$(46)
Basis swaps	(21)	7	12	(2)
Foreign currency hedges	6	43	16	61
Other	(23)	11	(122)	10
Total mark-to-market gains (losses) on derivative and hedging activities, net	$(48)	$13	$(284)	$23

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of June 30, 2020, derivative accounting has decreased GAAP equity by approximately $692 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Beginning impact of derivative accounting on GAAP equity	$(629)	$(109)	$(235)	$(34)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	(63)	(140)	(457)	(215)
Ending impact of derivative accounting on GAAP equity	$(692)	$(249)	$(692)	$(249)

(1)	Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Total pre-tax net impact of derivative accounting recognized in net income(2)	$(59)	$(23)	$(306)	$(28)
Tax and other impacts of derivative accounting adjustments	13	6	75	6
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	(17)	(123)	(226)	(193)
Net impact of net mark-to-market gains (losses) under derivative accounting	$(63)	$(140)	$(457)	$(215)

(2)  See “Core Earnings derivative adjustments” table above.

Hedging FFELP Loan Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into Core Earnings as of the respective year-ends are presented in the table below. These net premiums will be recognized in Core Earnings in future periods. As of June 30, 2020, the remaining amortization term of the net floor premiums was approximately 3 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, mark-to-market gains and losses on these hedges are recorded in accumulated other comprehensive income. Hedged Floor Income from these cash flow hedges that has not been recognized into Core Earnings and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in Core Earnings and GAAP in future periods and is presented net of tax. As of June 30, 2020, the remaining hedged period is approximately 4 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

(Dollars in millions)	June 30, 2020	June 30, 2019
Unamortized net Floor premiums (net of tax)	$(56)	$(100)
Unrecognized hedged Floor Income related to pay-fixed interest rate swaps (net of tax)	(398)	(564)
Total hedged Floor Income, net of tax(1)(2)	$(454)	$(664)

(1)	$(593) million and $(863) million on a pre-tax basis as of June 30, 2020 and June 30, 2019, respectively.
(2)

Of the $454 million as of June 30, 2020, approximately $95 million, $163 million and $105 million will be recognized as part of Core Earnings net income in the remainder of 2020, 2021 and 2022, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Core Earnings goodwill and acquired intangible asset adjustments	$(5)	$(11)	$(11)	$(18)

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

(Dollars in millions)	June 30, 2020	June 30, 2019
GAAP equity	$2,115	$3,301
Less:
Goodwill and acquired intangible assets	746	769
Equity held for FFELP Loans	305	340
Adjusted tangible equity	$1,064	$2,192
Divided by:
Total assets	$91,045	$98,320
Less:
Goodwill and acquired intangible assets	746	769
FFELP Loans	60,921	67,956
Adjusted tangible assets	$29,378	$29,595
Adjusted Tangible Equity Ratio(1)	3.6%	7.4%

(1)

The following provides a pro forma of what the Adjusted Tangible Equity Ratio would be if the cumulative net mark-to-market losses related to derivative accounting under GAAP were excluded. These cumulative losses reverse to $0 upon the maturity of the individual derivative instruments. As these losses are temporary, we believe this pro forma presentation is a useful basis for management and investors to further analyze the Adjusted Tangible Equity Ratio.

(Dollars in millions)	June 30, 2020	June 30, 2019
Adjusted tangible equity (from above table)	$1,064	$2,192
Plus: ending impact of derivative accounting on GAAP equity	692	249
Pro forma adjusted tangible equity	$1,756	$2,441

Divided by: adjusted tangible assets (from above table)	$29,378	$29,595
Pro forma Adjusted Tangible Equity Ratio	6.0%	8.2%

3.   Earnings before Interest, Taxes, Depreciation and Amortization Expense (“EBITDA”)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses.  EBITDA for the Business Processing segment is calculated as:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Pre-tax income	$7	$9	$11	$23
Plus:
Depreciation and amortization expense(1)	1	2	2	2
EBITDA	$8	$11	$13	$25
Divided by:
Total revenue	$64	$65	$122	$134
EBITDA margin	13%	17%	10%	19%

(2)	There is no interest expense in this segment.

Reportable Segment Earnings Summary — Core Earnings Basis

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Interest income:
FFELP Loans	$456	$758	(40)%	$1,037	$1,537	(33)%
Other loans	—	—	—	—	1	(100)
Cash and investments	1	14	(93)	7	30	(77)
Total interest income	457	772	(41)	1,044	1,568	(33)
Total interest expense	286	627	(54)	742	1,278	(42)
Net interest income	171	145	18	302	290	4
Less: provision for loan losses	3	8	(63)	9	15	(40)
Net interest income after provision for loan losses	168	137	23	293	275	7
Other income:
Servicing revenue	51	57	(11)	106	117	(9)
Asset recovery and business processing revenue	38	58	(34)	90	108	(17)
Other income	5	7	(29)	9	15	(40)
Total other income	94	122	(23)	205	240	(15)
Direct operating expenses	70	89	(21)	153	180	(15)
Income before income tax expense	192	170	13	345	335	3
Income tax expense	46	39	18	62	77	(19)
Core Earnings	$146	$131	11%	$283	$258	10%
Highlights of the Quarter

•	Core Earnings were $146 million compared to $131 million in the year-ago quarter.
•	Net interest income increased $26 million primarily due to an increase in unhedged floor income as a result of the decrease in interest rates.
•	Provision for loan losses decreased $5 million. See “Allowance for Loan Losses” for discussion regarding transition to CECL on January 1, 2020.
o

Charge-offs were $12 million compared with $7 million in second-quarter 2019. CECL requires the charge-offs to include the premium or discount related to defaulted loans which increased the second-quarter 2020 charge-offs by $4 million.

o	Delinquencies greater than 30 days were $3.5 billion compared with $5.8 billion in second-quarter 2019.
o	Forbearances were $15.5 billion, up $7.2 billion from $8.2 billion in second-quarter 2019.
•

Other revenue decreased $28 million primarily due to a $20 million decrease in asset recovery revenue, which was primarily a result of the natural decline in the contingent collections receivable inventory as well as the impact of COVID-19 on certain collection activities.

•	Operating expenses were $19 million lower primarily as a result of the decrease in asset recovery volume discussed above as well as improvements in operating efficiencies.

Core Earnings key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Segment net interest margin	1.07%	.81%	.94%	.81%
FFELP Loans:
FFELP Loan spread	1.15%	.87%	1.01%	.87%
Provision for loan losses	$3	$8	$9	$15
Charge-offs	$12	$7	$31	$24
Charge-off rate	.11%	.05%	.13%	.08%
Greater than 30-days delinquency rate	8.2%	10.5%	8.2%	10.5%
Greater than 90-days delinquency rate	3.8%	6.1%	3.8%	6.1%
Forbearance rate	26.6%	12.9%	26.6%	12.9%
Average FFELP Loans	$62,141	$69,084	$63,018	$70,149
Ending FFELP Loans, net	$60,921	$67,956	$60,921	$67,956

(Dollars in billions)
Number of accounts serviced for ED (in millions)	5.6	5.7	5.6	5.7
Total federal loans serviced	$282	$289	$282	$289
Contingent collections receivables inventory	$13.5	$26.3	$13.5	$26.3

Segment Net Interest Margin

The following table includes the Core Earnings basis Federal Education Loans segment net interest margin along with reconciliation to the GAAP basis segment net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
FFELP Loan yield	2.12%	3.95%	2.61%	3.99%
Hedged Floor Income	.42	.44	.39	.41
Unhedged Floor Income	.41	.01	.31	.02
FFELP Loan net yield	2.95	4.40	3.31	4.42
FFELP Loan cost of funds	(1.80)	(3.53)	(2.30)	(3.55)
FFELP Loan spread	1.15	.87	1.01	.87
Other interest-earning asset spread impact	(.08)	(.06)	(.07)	(.06)
Core Earnings basis segment net interest margin(1)	1.07%	.81%	.94%	.81%

Core Earnings basis segment net interest margin(1)	1.07%	.81%	.94%	.81%
Adjustment for GAAP accounting treatment(2)	(.15)	.02	(.10)	(.02)
GAAP-basis segment net interest margin(1)	.92%	.83%	.84%	.79%

(1)  The average balances of our FFELP Loan Core Earnings basis interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
FFELP Loans	$62,141	$69,084	$63,018	$70,149
Other interest-earning assets	1,856	2,322	1,883	2,527
Total FFELP Loan Core Earnings basis interest- earning assets	$63,997	$71,406	$64,901	$72,676

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income, the reversal of the amortization of premiums received on Floor Income Contracts, and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “Non-GAAP Financial Measures — Core Earnings” above.

The Company acquired $9 million of FFELP Loans in the second quarter of 2020. As of June 30, 2020, our FFELP Loan portfolio totaled $60.9 billion, comprised of $20.3 billion of FFELP Stafford Loans and $40.6 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of June 30, 2020 was 5 years and 7 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 8% and 4%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after June 30, 2020 and 2019, based on interest rates as of those dates.

(Dollars in billions)	June 30, 2020	June 30, 2019
Education loans eligible to earn Floor Income	$60.5	$67.4
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(27.6)	(30.7)
Less: economically hedged Floor Income	(17.6)	(21.1)
Education loans eligible to earn Floor Income after rebates and economically hedged	$15.3	$15.6
Education loans earning Floor Income	$9.4	$.3

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period July 1, 2020 to December 31, 2024.

(Dollars in billions)	July 1, 2020 to December 31, 2020	2021	2022	2023	2024
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$17.5	$12.6	$11.0	$6.5	$.9

FFELP Provision for Loan Losses

The provision for FFELP Loan Losses was $3 million in second-quarter 2020, down $5 million from the year-ago quarter. See “Allowance for Loan Losses” for discussion regarding transition to CECL on January 1, 2020.

Servicing Revenue

Servicing revenue decreased $6 million from the year-ago quarter primarily due to the natural paydown of the FFELP Loan portfolio serviced for third parties.

The Company services loans for approximately 5.6 million and 5.7 million customer accounts under its ED servicing contract as of June 30, 2020 and 2019, respectively. Third-party loan servicing fees in the three months ended June 30, 2020 and 2019 included $36 million and $37 million, respectively, of servicing revenue related to the ED servicing contract.

In June 2020, ED notified us that we were one of several entities selected to receive award of a Next Generation (“NextGen”) Financial Services Contract. After careful analysis of the proposed contract and the differences between the proposed contract and the terms contained in the request for proposal, we determined that we could not accept the terms of the contract as presented and we notified ED of that decision. Subsequently, we filed a bid protest surrounding that contracting action by ED. At this time, we cannot predict whether our bid protest will be successful or what actions ED may take in relation to this portion of the NextGen procurement.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue decreased $20 million from the year-ago quarter, primarily as a result of the natural decline of the contingent collections receivable inventory as well as the impact of COVID-19 on certain collection activities (temporary stoppage or other restrictions on certain collection/processing activity and lower volume in the transportation business).

Operating Expenses

Operating expenses for the Federal Education Loans segment include costs incurred to acquire FFELP Loans and perform servicing and asset recovery activities on our FFELP Loan portfolio, federal education loans held by ED and other institutions. Expenses decreased $19 million primarily as a result of the decrease in asset recovery revenue discussed above as well as improvements in operating efficiencies.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Interest income:
Private Education Loans	$362	$436	(17)%	$767	$879	(13)%
Other loans	—	1	(100)	—	1	(100)
Cash and investments	—	4	(100)	3	9	(67)
Interest income	362	441	(18)	770	889	(13)
Interest expense	174	255	(32)	385	516	(25)
Net interest income	188	186	1	385	373	3
Less: provision for loan losses	41	60	(32)	130	129	1
Net interest income after provision for loan losses	147	126	17	255	244	5
Servicing revenue	1	3	(67)	3	5	(40)
Other income	—	—	—	—	1	(100)
Gains on sales of loans	—	16	(100)	—	16	(100)
Total other income	1	19	(95)	3	22	(86)
Direct operating expenses	34	34	—	72	72	100
Income before income tax expense	114	111	3	186	194	(4)
Income tax expense	27	26	4	43	44	(2)
Core Earnings	$87	$85	2%	$143	$150	(5)%

Highlights of the Quarter

•	Originated $238 million of Private Education Refinance Loans compared to $846 million in the year-ago quarter.
•	Core Earnings were $87 million compared to $85 million in the year-ago quarter.
•	Net interest income increased $2 million primarily due to the growth of the Refinance Loan portfolio.
•

Provision for loan losses decreased $19 million. See “Allowance for Loan Losses” for discussion regarding transition to CECL on January 1, 2020. Provision of $41 million in second-quarter 2020 primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions. Private Education Loan performance results include:

o	Charge-offs were $48 million compared with $87 million in second-quarter 2019.
o	Private Education Loan delinquencies greater than 90 days: $210 million, down $314 million from $524 million in second-quarter 2019.
o	Private Education Loan delinquencies greater than 30 days: $426 million, down $644 million from second-quarter 2019.
o	Private Education Loan forbearances: $1.8 billion, up $1.2 billion from $641 million second-quarter 2019.
•	Other revenue decreased $18 million, primarily due to the $16 million gain on sale of $412 million of Private Education Refinance Loans in the year-ago quarter.
•	Expenses were unchanged at $34 million.

Core Earnings key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Segment net interest margin	3.20%	3.22%	3.26%	3.22%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.39%	3.45%	3.46%	3.45%
Provision for loan losses	$41	$60	$130	$128
Charge-offs	$48	$87	$116	$181
Charge-off rate	1.0%	1.6%	1.1%	1.7%
Greater than 30-days delinquency rate	2.0%	5.0%	2.0%	5.0%
Greater than 90-days delinquency rate	1.0%	2.5%	1.0%	2.5%
Forbearance rate	8.4%	2.9%	8.4%	2.9%
Average Private Education Loans	$23,008	$22,463	$23,060	$22,611
Ending Private Education Loans, net	$21,462	$21,564	$21,462	$21,564
Private Education Refinance Loans:
Charge-offs	$2	$1	$4	$1
Greater than 90-days delinquency rate	.1%	—%	.1%	—%
Average Private Education Refinance Loans	$7,710	$4,252	$7,429	$3,950
Ending Private Education Refinance Loans, net	$7,455	$4,256	$7,455	$4,256
Private Education Refinance Loan originations	$238	$846	$2,129	$1,830

Segment Net Interest Margin

The following table shows the Core Earnings basis Consumer Lending segment net interest margin along with reconciliation to the GAAP basis segment net interest margin before provision for loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Private Education Loan yield	6.33%	7.80%	6.69%	7.84%
Private Education Loan cost of funds	(2.94)	(4.35)	(3.23)	(4.39)
Private Education Loan spread	3.39	3.45	3.46	3.45
Other interest-earning asset spread impact	(.19)	(.23)	(.20)	(.23)
Core Earnings basis segment net interest margin(1)	3.20%	3.22%	3.26%	3.22%

Core Earnings basis segment net interest margin(1)	3.20%	3.22%	3.26%	3.22%
Adjustment for GAAP accounting treatment(2)	.09	.09	.06	.08
GAAP basis segment net interest margin(1)	3.29%	3.31%	3.32%	3.30%

(1)	The average balances of our Private Education Loan Core Earnings basis interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Private Education Loans	$23,008	$22,463	$23,060	$22,611
Other interest-earning assets	692	756	722	776
Total Private Education Loan Core Earnings basis interest-earning assets	$23,700	$23,219	$23,782	$23,387

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “Non-GAAP Financial Measures — Core Earnings” above.

As of June 30, 2020, our Private Education Loan portfolio totaled $21.5 billion. The weighted-average life of this portfolio as of June 30, 2020 was 5 years assuming a CPR of 9%.

Private Education Loan Provision for Loan Losses

Provision for loan losses decreased $19 million. See “Allowance for Loan Losses” for discussion regarding transition to CECL on January 1, 2020. Provision of $41 million in second-quarter 2020 primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions.

Gains on Sales of Loans

Gains on sales of loans decreased $16 million primarily due to the $16 million gain on sale of $412 million of Private Education Refinance Loans in the year-ago quarter.

Operating Expenses

Operating expenses for our Consumer Lending segment include costs incurred to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses were unchanged at $34 million.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Business processing revenue	$64	$65	(2)%	$122	$134	(9)%
Direct operating expenses	57	56	2	111	111	—
Income before income tax expense	7	9	(22)	11	23	(52)
Income tax expense	1	2	(50)	3	6	(50)
Core Earnings	$6	$7	(14)%	$8	$17	(53)%

Highlights of the Quarter

•	Core Earnings were $6 million compared to $7 million in the year-ago quarter.
•

Revenue declined $1 million primarily as a result of contract terminations and expirations that occurred in the second half of 2019, as well as the impact of COVID-19 (temporary stoppage or other restrictions on certain collection/processing activity and lower volume in the transportation business). These decreases were largely offset by revenue earned from four contracts in which we were selected in second-quarter 2020 to support states in providing unemployment benefits and contact tracing services.

•	EBITDA was $8 million, down $3 million from the year-ago quarter. The decrease in EBITDA is primarily the result of the revenue decline discussed above.
•	Contingent collections receivables inventory decreased 3% to $14.5 billion.

Key segment metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Revenue from government services	$43	$40	$77	$82
Revenue from healthcare services	21	25	45	52
Total fee revenue	$64	$65	$122	$134
EBITDA(1)	$8	$11	$13	$25
EBITDA Margin(1)	13%	17%	10%	19%
Contingent collections receivables inventory (in billions)	$14.5	$15.0	$14.5	$15.0

(1)	See “Non-GAAP Financial Measures – Earnings before Interest, Taxes, Depreciation and Amortization Expense (‘EBITDA’)” for an explanation and reconciliation of these metrics.

Other Segment

The following table presents Core Earnings results of our Other segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Net interest loss after provision for loan losses	$(30)	$(35)	(14)%	$(61)	$(67)	(9)%
Other income:
Other income	4	4	—	8	9	(11)
Gains on debt repurchases	—	32	(100)	—	47	(100)
Total other income	4	36	(89)	8	56	(86)
Expenses:
Unallocated shared services expenses:
Unallocated information technology costs	21	19	11	42	38	11
Unallocated corporate costs	31	43	(28)	85	96	(11)
Total unallocated shared services expenses	52	62	(16)	127	134	(5)
Restructuring/other reorganization expenses	1	1	—	6	2	200
Total expenses	53	63	(16)	133	136	(2)
Loss before income tax benefit	(79)	(62)	27	(186)	(147)	27
Income tax benefit	(19)	(14)	36	(44)	(34)	29
Core Earnings (loss)	$(60)	$(48)	25%	$(142)	$(113)	26%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The decrease in the net interest loss is a result of the decrease in the size of the corporate liquidity portfolio primarily in connection with a decreasing unsecured debt balance.

Gains on Debt Repurchases

Net gains on debt repurchases decreased by $32 million. There were no debt repurchases in second-quarter 2020 compared to $138 million repurchased at a $32 million gain in the year-ago period.

Unallocated Shared Services Expenses

Unallocated shared services expenses are comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related expenses, stock-based compensation expense, and information technology costs related to infrastructure and operations. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters. On an adjusted basis, expenses decreased $1 million. Adjusted expenses exclude $(2) million and $1 million of regulatory-related expenses in the second quarters of 2020 and 2019, respectively, and $6 million of costs related to proxy contest matters in second-quarter 2019. Second-quarter 2020 and 2019 regulatory-related expenses are net of $10 million insurance reimbursements for costs related to such matters.

Restructuring/Other Reorganization Expenses

During the second quarters of 2020 and 2019, the Company incurred $1 million and $1 million, respectively, of restructuring/other reorganization expense in connection with an effort to reduce costs and improve operating efficiency. The charges were due primarily to severance-related costs.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$62,141	2.95%	$69,084	4.31%	$63,018	3.27%	$70,149	4.33%
Private Education Loans	23,008	6.33	22,463	7.80	23,060	6.69	22,611	7.84
Other loans	7	9.57	27	9.71	8	9.08	50	9.02
Cash and investments	4,188	.22	4,464	2.24	4,139	.70	4,585	2.27
Total interest-earning assets	89,344	3.69%	96,038	5.03%	90,225	4.03%	97,395	5.05%
Non-interest-earning assets	2,345		3,415		2,676		3,443
Total assets	$91,689		$99,453		$92,901		$100,838
Average Liabilities and Equity
Short-term borrowings	$8,267	2.54%	$7,262	4.86%	$8,276	2.95%	$6,543	4.52%
Long-term borrowings	79,948	2.35	87,301	3.78	80,773	2.77	89,331	3.87
Total interest-bearing liabilities	88,215	2.37%	94,563	3.86%	89,049	2.79%	95,874	3.91%
Non-interest-bearing liabilities	1,401		1,499		1,387		1,511
Equity	2,073		3,391		2,465		3,453
Total liabilities and equity	$91,689		$99,453		$92,901		$100,838
Net interest margin		1.35%		1.23%		1.28%		1.20%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase	Change Due To
(Dollars in millions)	(Decrease)	Rate	Volume
Three Months Ended June 30, 2020 vs. 2019
Interest income	$(385)	$(302)	$(83)
Interest expense	(392)	(331)	(61)
Net interest income	$7	$29	$(22)
Six Months Ended June 30, 2020 vs. 2019
Interest income	$(632)	$(468)	$(164)
Interest expense	(626)	(506)	(120)
Net interest income	$(6)	$38	$(44)

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net

	June 30, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$35	$—	$35	$14	$49
Grace, repayment and other(2)	20,520	40,668	61,188	22,546	83,734
Total(3)	20,555	40,668	61,223	22,560	83,783
Allowance for loan losses(3)	(202)	(100)	(302)	(1,098)	(1,400)
Total education loan portfolio	$20,353	$40,568	$60,921	$21,462	$82,383
% of total FFELP	33%	67%	100%
% of total	25%	49%	74%	26%	100%

	December 31, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$41	$—	$41	$19	$60
Grace, repayment and other(2)	21,387	42,666	64,053	23,303	87,356
Total, gross	21,428	42,666	64,094	23,322	87,416
Unamortized premium/(discount)	337	208	545	(617)	(72)
Receivable for partially charged-off loans	—	—	—	588	588
Allowance for loan losses	(42)	(22)	(64)	(1,048)	(1,112)
Total education loan portfolio	$21,723	$42,852	$64,575	$22,245	$86,820
% of total FFELP	34%	66%	100%
% of total	25%	49%	74%	26%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.
(3)

In connection with the adoption of CECL on January 1, 2020, (1) the $513 million premium and $527 million discount on the FFELP Loans and Private Education Loans, respectively, as of June 30, 2020, is now included as part of the respective loan balance for this disclosure and (2) the receivable for partially charged-off loans has been reclassified from the Private Education Loan balance to the allowance for loan loss. Both of these changes are prospective in nature as prior balances are not restated under CECL.

Average Education Loan Balances (net of unamortized premium/discount)

	Three Months Ended June 30, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$21,006	$41,135	$62,141	$23,008	$85,149
% of FFELP	34%	66%	100%
% of total	25%	48%	73%	27%	100%

	Three Months Ended June 30, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$23,472	$45,612	$69,084	$22,463	$91,547
% of FFELP	34%	66%	100%
% of total	25%	50%	75%	25%	100%

	Six Months Ended June 30, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$21,324	$41,694	$63,018	$23,060	$86,078
% of FFELP	34%	66%	100%
% of total	25%	48%	73%	27%	100%

	Six Months Ended June 30, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$23,895	$46,254	$70,149	$22,611	$92,760
% of FFELP	34%	66%	100%
% of total	26%	50%	76%	24%	100%

Education Loan Activity

	Three Months Ended June 30, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$20,900	$41,592	$62,492	$22,338	$84,830
Acquisitions (originations and purchases)	4	4	8	241	249
Capitalized interest and premium/discount amortization	120	132	252	60	312
Consolidations to third parties	(245)	(347)	(592)	(150)	(742)
Repayments and other	(426)	(813)	(1,239)	(1,027)	(2,266)
Ending balance	$20,353	$40,568	$60,921	$21,462	$82,383

	Three Months Ended June 30, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$23,655	$46,253	$69,908	$22,141	$92,049
Acquisitions (originations and purchases)	15	27	42	854	896
Capitalized interest and premium/discount amortization	185	199	384	88	472
Consolidations to third parties	(399)	(433)	(832)	(139)	(971)
Repayments and other	(554)	(992)	(1,546)	(1,380)	(2,926)
Ending balance	$22,902	$45,054	$67,956	$21,564	$89,520

	Six Months Ended June 30, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$21,723	$42,852	$64,575	$22,245	$86,820
Acquisitions	10	9	19	2,151	2,170
Capitalized interest and premium/discount amortization	307	319	626	131	757
Consolidations to third parties	(517)	(667)	(1,184)	(302)	(1,486)
Repayments and other	(1,170)	(1,945)	(3,115)	(2,763)	(5,878)
Ending balance	$20,353	$40,568	$60,921	$21,462	$82,383

	Six Months Ended June 30, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$24,641	$47,612	$72,253	$22,245	$94,498
Acquisitions	53	71	124	1,846	1,970
Capitalized interest and premium/discount amortization	379	392	771	178	949
Consolidations to third parties	(812)	(866)	(1,678)	(301)	(1,979)
Repayments and other	(1,359)	(2,155)	(3,514)	(2,404)	(5,918)
Ending balance	$22,902	$45,054	$67,956	$21,564	$89,520

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance

	FFELP Loan Delinquencies
	June 30, 2020		June 30, 2019
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,130		$3,530
Loans in forbearance(2)	15,453		8,240
Loans in repayment and percentage of each status:
Loans current	39,152	91.8%	49,855	89.5%
Loans delinquent 31-60 days(3)	1,222	2.9	1,540	2.8
Loans delinquent 61-90 days(3)	657	1.5	870	1.6
Loans delinquent greater than 90 days(3)	1,609	3.8	3,419	6.1
Total FFELP Loans in repayment	42,640	100%	55,684	100%
Total FFELP Loans, gross	61,223		67,454
FFELP Loan unamortized premium(4)	—		569
Total FFELP Loans	61,223		68,023
FFELP Loan allowance for losses	(302)		(67)
FFELP Loans, net	$60,921		$67,956
Percentage of FFELP Loans in repayment		69.6%		82.6%
Delinquencies as a percentage of FFELP Loans in repayment		8.2%		10.5%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		26.6%		12.9%

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
(4)

In connection with the adoption of CECL on January 1, 2020, the $513 million premium as of June 30, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure. This change is prospective in nature as prior balances are not restated under CECL.

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance

	Private Education Loan Delinquencies
	June 30, 2020		June 30, 2019
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$512		$686
Loans in forbearance(2)	1,847		641
Loans in repayment and percentage of each status:
Loans current	19,775	98.0%	20,369	95.0%
Loans delinquent 31-60 days(3)	128	.6	327	1.5
Loans delinquent 61-90 days(3)	88	.4	219	1.0
Loans delinquent greater than 90 days(3)	210	1.0	524	2.5
Total Private Education Loans in repayment	20,201	100%	21,439	100%
Total Private Education Loans, gross	22,560		22,766
Private Education Loan unamortized discount(4)	—		(691)
Total Private Education Loans	22,560		22,075
Private Education Loan receivable for partially charged-off loans(4)	—		640
Private Education Loan allowance for losses	(1,098)		(1,151)
Private Education Loans, net	$21,462		$21,564
Percentage of Private Education Loans in repayment		89.5%		94.2%
Delinquencies as a percentage of Private Education Loans in repayment		2.0%		5.0%
Loans in forbearance as a percentage of loans in repayment and forbearance		8.4%		2.9%
Percentage of Private Education Loans with a cosigner(5)		43%		53%

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
(4)

In connection with the adoption of CECL on January 1, 2020, (1) the $527 million discount as of June 30, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure and (2) the receivable for partially charged-off loans has been reclassified from the Private Education Loan balance to the allowance for loan loss. Both of these changes are prospective in nature as prior balances are not restated under CECL.

(5)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for both periods presented.

Allowance for Loan Losses

See “Note 1 – Significant Accounting Policies” for discussion of the adoption of CECL on January 1, 2020, and the related transition adjustment. The following table summarizes the activity in the allowance for loan losses during the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(Dollars in millions)	Private Education Loans	FFELP Loans	Total	Private Education Loans	FFELP Loans	Total
Allowance at beginning of period (after transition adjustment to CECL)	$1,083	$311	$1,394	$1,045	$324	$1,369
Total provision	41	3	44	130	9	139
Total charge-offs(1)	(48)	(12)	(60)	(116)	(31)	(147)
Decrease in expected future recoveries on charged-off loans(2)	22	—	22	39	—	39
Ending balance	1,098	302	1,400	1,098	302	1,400
Plus: expected future recoveries on charged-off loans(2)	549	—	549	549	—	549
Allowance at end of period excluding expected future recoveries on charged-off loans(3)	$1,647	$302	$1,949	$1,647	$302	$1,949
Charge-offs as a percentage of average loans in repayment (annualized)	.97%	.11%		1.13%	.13%
Allowance coverage of charge-offs (annualized)(3)	8.6	6.3		7.1	4.8
Allowance as a percentage of ending total loans(3)	7.3%	.5%		7.3%	.5%
Allowance as a percentage of ending loans in repayment(3)	8.2%	.7%		8.2%	.7%
Ending total loans(3)	$22,560	$61,223		$22,560	$61,223
Average loans in repayment	$19,731	$44,144		$20,666	$48,302
Ending loans in repayment	$20,201	$42,640		$20,201	$42,640

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

(Dollars in millions)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Receivable at beginning of period	$571	$588
Expected future recoveries of current period defaults	9	22
Recoveries	(28)	(57)
Charge-offs	(3)	(4)
Receivable at end of period	$549	$549
Change in balance during period	$(22)	$(39)

(3)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

The following table summarizes the activity in the allowance for loan losses for the year-ago periods.

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(Dollars in millions)	Private Education Loans	FFELP Loans	Total	Private Education Loans	FFELP Loans	Total
Allowance at beginning of period	$1,178	$67	$1,245	$1,201	$76	$1,277
Total provision	60	8	68	128	15	143
Total charge-offs(1)	(87)	(7)	(94)	(181)	(24)	(205)
Reclassification of interest reserve(2)	1	—	1	4	—	4
Loan sales	(1)	—	(1)	(1)	—	(1)
Allowance at end of period	$1,151	$67	$1,218	$1,151	$67	$1,218
Charge-offs as a percentage of average loans in repayment (annualized)	1.6%	.05%		1.7%	.08%
Allowance coverage of charge-offs (annualized)	3.3	2.2		3.2	1.4
Allowance as a percentage of ending total loans	4.9%	.10%		4.9%	.10%
Allowance as a percentage of ending loans in repayment	5.4%	.12%		5.4%	.12%
Ending total loans(3)	$23,406	$67,454		$23,406	$67,454
Average loans in repayment	$21,854	$56,657		$21,957	$57,435
Ending loans in repayment	$21,439	$55,684		$21,439	$55,684

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

(Dollars in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Receivable at beginning of period	$657	$674
Expected future recoveries of current period defaults	18	38
Recoveries	(33)	(67)
Charge-offs	(2)	(5)
Receivable at end of period	$640	$640
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

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt that totaled $9.5 billion at June 30, 2020. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $1.2 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan and Private Education Refinance Loan portfolios, the predictable operating cash flows provided by operating activities ($595 million in the six months ended June 30, 2020), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans. We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We have $665 million of remaining share repurchase authority as of June 30, 2020.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	June 30, 2020	December 31, 2019
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,632	$1,233
Unencumbered FFELP Loans	266	319
Unencumbered Private Education Refinance Loans	481	414
Total GAAP and Core Earnings basis	$2,379	$1,966

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,315	$1,171	$1,232	$1,083
Unencumbered FFELP Loans	225	490	281	563
Unencumbered Private Education Refinance Loans	422	864	558	750
Total GAAP and Core Earnings basis	$1,962	$2,525	$2,071	$2,396

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan asset-backed commercial paper (“ABCP”) facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of June 30, 2020 and 2019, the maximum additional capacity under these facilities was $242 million and $1.1 billion, respectively. For the three months ended June 30, 2020 and 2019, the average maximum additional capacity under these facilities was $256 million and $1.3 billion, respectively. For the six months ended June 30, 2020 and 2019, the average maximum additional capacity under these facilities was $554 million and $1.2 billion, respectively. As of June 30, 2020, the maturity dates of these facilities ranged from November 2020 to April 2022.

Liquidity may also be available from our Private Education Loan ABCP facilities. Maximum borrowing capacity under the Private Education Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered Private Education Loans. As of June 30, 2020 and 2019, the maximum additional capacity under these facilities was $2.0 billion and $1.3 billion, respectively. For the three months ended June 30, 2020 and 2019, the average maximum additional capacity under these facilities was $1.1 billion and $1.4 billion, respectively. For the six months ended June 30, 2020 and 2019, the average maximum additional capacity under these facilities was $1.0 billion and $1.2 billion, respectively. As of June 30, 2020, the maturity dates of these facilities ranged from October 2020 to December 2021.

At June 30, 2020, we had a total of $6.3 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $2.9 billion principal of our unencumbered tangible assets of which $2.7 billion and $266 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of June 30, 2020, we had $6.0 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Since the fourth quarter of 2015, we have closed on $4.3 billion of Private Education Loan ABS Repurchase Facilities. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

For further discussion of our various sources of liquidity, our access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6 — Borrowings” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	June 30, 2020	December 31, 2019
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$3.8	4.3
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	2.2	3.2
Tangible unencumbered assets(1)	6.3	5.6
Senior unsecured debt	(9.5)	(9.5)
Mark-to-market on unsecured hedged debt(2)	(.8)	(.4)
Other liabilities, net	(.6)	(.6)
Total tangible equity — GAAP Basis(1)	$1.4	$2.6

(1)	At June 30, 2020 and December 31, 2019, excludes goodwill and acquired intangible assets, net, of $746 million and $757 million, respectively.
(2)

At June 30, 2020 and December 31, 2019, there were $758 million and $332 million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).

Second-Quarter 2020 Financing Transactions

During the second-quarter 2020, Navient issued $1.3 billion in Private Education Loan ABS.

Shareholder Distributions

During the second-quarter 2020, we paid $31 million in common stock dividends ($0.16 per share).

There were no share repurchases in the second quarter of 2020. There is $665 million of remaining share repurchase authority outstanding at June 30, 2020.

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

The table below highlights exposure related to our derivative counterparties at June 30, 2020.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$14	$—
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	89%	—%

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

Ending Balances

	June 30, 2020			December 31, 2019
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,156	$8,331	$9,487	$1,052	$8,461	$9,513
Total unsecured borrowings	1,156	8,331	9,487	1,052	8,461	9,513
Secured borrowings:
FFELP Loan securitizations(2)	127	56,494	56,621	72	59,735	59,807
Private Education Loan securitizations(3)	1,364	12,986	14,350	2,120	11,430	13,550
FFELP Loan — other facilities	2,650	739	3,389	2,783	617	3,400
Private Education Loan — other facilities	1,629	1,351	2,980	2,114	1,513	3,627
Other(4)	374	—	374	338	—	338
Total secured borrowings	6,144	71,570	77,714	7,427	73,295	80,722
Core Earnings basis borrowings	7,300	79,901	87,201	8,479	81,756	90,235
Adjustment for GAAP accounting treatment	10	359	369	4	(41)	(37)
GAAP basis borrowings	$7,310	$80,260	$87,570	$8,483	$81,715	$90,198

(1)

Includes principal amount of $1.2 billion and $1.1 billion of short-term debt as of June 30, 2020 and December 31, 2019, respectively. Includes principal amount of $8.4 billion and $8.5 billion of long-term debt as of June 30, 2020 and December 31, 2019, respectively.

(2)

Includes $127 million and $72 million of short-term debt related to the FFELP Loan ABS repurchase facilities (“FFELP Loan Repurchase Facilities”) as of June 30, 2020 and December 31, 2019, respectively. Includes $170 million and $231 million of long-term debt related to the FFELP Loan Repurchase Facilities as of June 30, 2020 and December 31, 2019, respectively.

(3)

Includes $1.4 billion and $2.1 billion of short-term debt related to the Private Education Loan ABS repurchase facilities (“Private Education Loan Repurchase Facilities”) as of June 30, 2020 and December 31, 2019, respectively. Includes $260 million and $194 million of long-term debt related to the Private Education Loan Repurchase Facilities as of June 30, 2020 and December 31, 2019, respectively.

(4)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Secured borrowings comprised 89% of our Core Earnings basis debt outstanding at June 30, 2020 and December 31, 2019.

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$9,485	4.95%	$11,181	6.80%	$9,652	5.48%	$11,321	6.82%
Total unsecured borrowings	9,485	4.95	11,181	6.80	9,652	5.48	11,321	6.82
Secured borrowings:
FFELP Loan securitizations(1)	57,340	1.66	63,360	3.36	58,165	2.16	64,153	3.38
Private Education Loan securitizations(2)	13,756	2.91	13,914	4.23	13,798	3.17	13,632	4.28
FFELP Loan — other facilities	3,415	1.53	4,076	3.55	3,401	2.09	4,553	3.57
Private Education Loan — other facilities	3,864	2.61	1,753	4.06	3,685	2.79	1,948	4.04
Other(3)	355	0.29	279	4.22	348	1.05	267	4.52
Total secured borrowings	78,730	1.91	83,382	3.53	79,397	2.35	84,553	3.56
Core Earnings basis borrowings	$88,215	2.24%	$94,563	3.92%	$89,049	2.69%	$95,874	3.94%

Core Earnings basis borrowings	$88,215	2.24%	$94,563	3.92%	$89,049	2.69%	$95,874	3.94%
Adjustment for GAAP accounting treatment	—	.13	—	(.06)	—	.10	—	(.03)
GAAP basis borrowings	$88,215	2.37%	$94,563	3.86%	$89,049	2.79%	$95,874	3.91%

(1)

Includes $303 million and $288 million of debt related to the FFELP Loan Repurchase Facilities for the three months ended June 30, 2020 and 2019 and $305 million and $281 million for the six months ended June 30, 2020 and 2019, respectively.

(2)

Includes $1.8 billion and $2.8 billion of debt related to the Private Education Loan Repurchase Facilities for the three months ended June 30, 2020 and 2019, respectively and $2.0 billion and $2.6 billion six months ended June 30, 2020 and 2019, respectively.

(3)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, goodwill and intangible assets, and fair value measurement can be found in our 2019 Form 10-K. There were no significant changes to these critical accounting policies during the first half of 2020 except for the adoption of CECL which materially changed our allowance for loan loss, as discussed below. We have also provided discussion below on how COVID-19 impacted the Allowance for loan loss as of June 30, 2020, as well as how COVID-19 was considered in our assessment of goodwill impairment as of June 30, 2020. See “Note 8 – Fair Value Measurements” for a discussion on COVID-19’s impact on fair values as of June 30, 2020.

Allowance for Loan Losses

On January 1, 2020 we adopted CECL.  See “Note 1 – Significant Accounting Policies” for a discussion of our accounting policy under CECL and the related transition adjustment as of the January 1, 2020 adoption. See “Note 2 – Allowance for Loan Losses” for the impact of CECL in the first half of 2020.

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

We included an increase in the June 30, 2020 and March 31, 2020 allowance for loan losses due to COVID-19 (see “Navient’s Response to COVID-19” for further discussion of COVID-19). This increase was based on an evaluation of current and forecasted economic conditions directly taking into consideration the negative impact of COVID-19 on the U.S. economy. We evaluated and considered several forecasted economic scenarios when making this adjustment. We also considered the characteristics of our loan portfolio and its expected behavior in the forecasted economic scenarios. If future economic conditions as a result of COVID-19 are significantly worse than what was assumed as a part of this assessment, specifically related to the severity and length of the downturn and subsequent recovery, it could result in additional allowance for loan loss being recorded in future periods.

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

Goodwill

Navient tests goodwill as of October 1 each year or at interim dates if an event occurs or circumstances exist such that it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value.  Such an event or circumstance is a triggering event. If it is concluded that a triggering event has occurred at an interim date, a Step 1 impairment test must be performed. Beginning in the latter half of the first quarter, COVID-19 created significant disruption in the U.S. economy (see “Navient’s Response to COVID-19” for further discussion of COVID-19). In addition to a considerable decline in Navient’s stock price, the pandemic and restrictions aimed at limiting the spread of COVID-19, such as social distancing, impacted the macroeconomic conditions which impact our reporting units with goodwill, the industry and markets in which these reporting units operate, their cost structures and, to some degree, their expected 2020 financial performance. As a result, we assessed whether a triggering event occurred as of June 30, 2020 and March 31, 2020.

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

Despite COVID-19, the outlook and associated long-term cash flow projections of our FFELP Loans, Private Education Loans-Legacy, and Federal Education Loan Servicing reporting units have not changed significantly since our 2019 assessment. For the Private Education Loan Refinance reporting unit, we considered origination volume and the demand for its refinance loan products as well as Navient’s strong liquidity position and ability to issue Private Education Loan ABS comprised entirely of the reporting unit’s refinance loans albeit at a higher cost of funds. For Government and Healthcare Services, we also considered the short and long-term outlook for these businesses which includes the temporary stoppage of certain collection and processing activity and lower volume in the transportation business but also considering that no contracts have been terminated due to COVID-19 and four significant additional contracts were acquired in 2020 (which generated $20 million of revenue in second-quarter 2020) to implement programs under the CARES Act and perform contact tracing services. Based on these qualitative factors, we concluded that it is not “more-likely-than-not” that the fair value of an individual reporting unit is less than its carrying value, and as a result, COVID-19 and its impact to Navient’s individual reporting units as we currently perceive them do not constitute a triggering event. If future economic conditions as a result of COVID-19 are significantly worse than what was assumed as a part of this assessment, specifically related to the severity and length of the downturn and subsequent recovery, it could result in potential impairment of goodwill in future periods.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at June 30, 2020 and December 31, 2019, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months. There is the possibility that the Federal Reserve may use negative interest rates if economic conditions warrant which could potentially affect the success of our asset and liability management activities and negatively affect our financial condition and results of operations.

	As of June 30, 2020 Impact on Annual Earnings If:		As of June 30, 2019 Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities(1)	$(50)	$13	$(50)	$93
Mark-to-market gains (losses) on derivative and hedging activities	125	(205)	20	(137)
Increase (decrease) in income before taxes	$75	$(192)	$(30)	$(44)
Increase (decrease) in net income after taxes	$58	$(148)	$(23)	$(34)
Increase (decrease) in diluted earnings per common share	$.30	$(.76)	$(.10)	$(.15)

(1)  If decreasing interest rates by 100 basis points results in a negative interest rate, we assume the interest rate is 0% for this disclosure (as opposed to being a negative interest rate).

	At June 30, 2020
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$82,693	$(420)	(1)%	$704	1%
Other earning assets	4,305	—	—	—	—
Other assets	4,357	(321)	(7)	355	8
Total assets gain/(loss)	$91,355	$(741)	(1)%	$1,059	1%
Liabilities
Interest-bearing liabilities	$83,649	$(396)	—%	$433	1%
Other liabilities	1,349	(362)	(27)	464	34
Total liabilities (gain)/loss	$84,998	$(758)	(1)%	$897	1%

	At December 31, 2019
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$87,462	$(277)	—%	$449	1%
Other earning assets	3,992	—	—	—	—
Other assets	4,091	(45)	(1)	297	7
Total assets gain/(loss)	$95,545	$(322)	—%	$746	1%
Liabilities
Interest-bearing liabilities	$89,815	$(411)	—%	$445	—%
Other liabilities	1,356	(67)	(5)	417	31
Total liabilities (gain)/loss	$91,171	$(478)	(1)%	$862	1%

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

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our fixed rate assets being funded with variable rate liabilities. Both items will generally cause income to decrease when interest rates increase and income to increase when interest rates decrease. The decrease in income in both periods when interest rates increase 100 basis points is due primarily to item (i) above. The increase in income in both periods when interest rates decrease 100 basis points is due primarily to item (i) above also. The relative changes in the impacts between 2020 and 2019 related to a decrease in interest rates are primarily a result of interest rates being significant lower in 2020 compared to 2019.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2020. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.9	$—	$2.9
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	2.0	—	2.0
Prime	monthly	7.2	—	7.2
3-month LIBOR	quarterly	.4	28.3	(27.9)
3-month LIBOR(2)	monthly	—	1.2	(1.2)
3-month LIBOR(2)	daily	—	.3	(.3)
1-month LIBOR	monthly	4.5	34.0	(29.5)
1-month LIBOR	daily	57.7	—	57.7
Non-Discrete reset(2)(3)	monthly	—	8.1	(8.1)
Non-Discrete reset(4)	daily/weekly	4.3	.4	3.9
Fixed Rate(5)		11.6	18.7	(7.1)
Total		$91.0	$91.0	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding includes loan repurchase facilities.
(3)	Funding consists of auction rate ABS and ABCP facilities.
(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Core Earnings Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.9	$—	$2.9
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	2.0	—	2.0
Prime	monthly	7.2	—	7.2
3-month LIBOR	quarterly	.4	1.5	(1.1)
3-month LIBOR(2)	monthly	—	1.2	(1.2)
3-month LIBOR(2)	daily	—	.3	(.3)
1-month LIBOR	monthly	4.5	59.8	(55.3)
1-month LIBOR	daily	57.7	—	57.7
Non-Discrete reset(2)(3)	monthly	—	8.1	(8.1)
Non-Discrete reset(4)	daily/weekly	4.3	.4	3.9
Fixed Rate(5)		11.2	19.3	(8.1)
Total		$90.6	$90.6	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding includes loan repurchase facilities.
(3)	Funding consists of auction rate ABS and ABCP facilities.
(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at June 30, 2020.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	6.1
Other loans	2.7
Cash and investments	.1
Total earning assets	5.8
Borrowings
Short-term borrowings	.5
Long-term borrowings	5.9
Total borrowings	5.5

 Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2020. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient  agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions, and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for these specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. We expect these various indemnification claims to be resolved at a future date as the cases move toward conclusion. Navient has no reserves related to indemnification matters with SLM BankCo as of June 30, 2020.

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

Item 1A.   Risk Factors

For a discussion of our risk factors please see the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K, as updated by the section entitled “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2020.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 — April 30, 2020	—	$—	—	$665
May 1 — May 31, 2020	—	—	—	$665
June 1 — June 30, 2020	—	—	—	$665
Total second-quarter 2020	—	$—	—

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

The closing price of our common stock on the NASDAQ Global Select Market on June 30, 2020 was $7.03.

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

NAVIENT CORPORATION (Registrant)
By:	/s/ TED A. MORRIS
Ted A. Morris
Controller and Acting Chief Financial Officer
(Principal Accounting Officer)

Date: August 5, 2020