Form 10-Q
period 2020-09-30
NAVIENT CORP
filed 2020-10-30
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of September 30, 2020, there were 186,280,079 shares of common stock outstanding.

NAVIENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
FFELP Loans (net of allowance for losses of $297 and $64, respectively)	$59,559	$64,575
Private Education Loans (net of allowance for losses of $1,091 and $1,048, respectively)	21,289	22,245
Investments
Held-to-maturity	16	19
Other	295	192
Total investments	311	211
Cash and cash equivalents	1,775	1,233
Restricted cash and cash equivalents	2,439	2,548
Goodwill and acquired intangible assets, net	741	757
Other assets	3,550	3,334
Total assets	$89,664	$94,903
Liabilities
Short-term borrowings	$7,078	$8,483
Long-term borrowings	79,137	81,715
Other liabilities	1,184	1,356
Total liabilities	87,399	91,554
Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 453 million and 451 million shares issued, respectively	4	4
Additional paid-in capital	3,220	3,198
Accumulated other comprehensive loss (net of tax benefit of $96 and $30, respectively)	(294)	(91)
Retained earnings	3,175	3,664
Total Navient Corporation stockholders’ equity before treasury stock	6,105	6,775
Less: Common stock held in treasury at cost: 267 million and 236 million shares, respectively	(3,851)	(3,439)
Total Navient Corporation stockholders’ equity	2,254	3,336
Noncontrolling interest	11	13
Total equity	2,265	3,349
Total liabilities and equity	$89,664	$94,903

Supplemental information — assets and liabilities of consolidated variable interest entities:

	September 30, 2020	December 31, 2019
FFELP Loans	$59,222	$64,255
Private Education Loans	18,697	19,609
Restricted cash	2,405	2,506
Other assets, net	1,308	1,089
Short-term borrowings	4,959	7,089
Long-term borrowings	70,641	72,856
Net assets of consolidated variable interest entities	$6,032	$7,514

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
FFELP Loans	$410	$706	$1,435	$2,211
Private Education Loans	350	437	1,117	1,317
Other loans	—	—	—	2
Cash and investments	1	23	15	75
Total interest income	761	1,166	2,567	3,605
Total interest expense	425	854	1,658	2,714
Net interest income	336	312	909	891
Less: provisions for loan losses	14	64	153	208
Net interest income after provisions for loan losses	322	248	756	683
Other income (loss):
Servicing revenue	54	60	163	182
Asset recovery and business processing revenue	125	123	337	364
Other income (loss)	—	9	17	37
Gains on sales of loans	—	—	—	16
Gains on debt repurchases	—	—	—	59
Gains (losses) on derivative and hedging activities, net	(2)	4	(255)	(21)
Total other income (loss)	177	196	262	637
Expenses:
Salaries and benefits	121	120	362	372
Other operating expenses	111	131	333	377
Total operating expenses	232	251	695	749
Goodwill and acquired intangible asset impairment and amortization expense	5	6	16	23
Restructuring/other reorganization expenses	3	2	9	4
Total expenses	240	259	720	776
Income before income tax expense	259	185	298	544
Income tax expense	52	40	71	119
Net income	$207	$145	$227	$425
Basic earnings per common share	$1.08	$.64	$1.16	$1.81
Average common shares outstanding	193	225	195	235
Diluted earnings per common share	$1.07	$.63	$1.15	$1.79
Average common and common equivalent shares outstanding	194	228	197	238
Dividends per common share	$.16	$.16	$.48	$.48

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$207	$145	$227	$425
Net changes in cash flow hedges, net of taxes(1)	23	(44)	(203)	(237)
Total comprehensive income (loss)	$230	$101	$24	$188

(1)	See “Note 4 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at June 30, 2019	450,003,173	(219,508,895)	230,494,278	$4	$3,181	$(80)	$3,418	$(3,222)	$3,301	$11	$3,312
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	145	—	145	—	145
Other comprehensive income (loss), net of tax	—	—	—	—	—	(44)	—	—	(44)	—	(44)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	101	—	101
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(36)	—	(36)	—	(36)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	465,697	—	465,697	—	4	—	—	—	4	—	4
Stock-based compensation expense	—	—	—	—	3	—	—	—	3	—	3
Common stock repurchased	—	(9,703,912)	(9,703,912)	—	—	—	—	(130)	(130)	—	(130)
Shares repurchased related to employee stock-based compensation plans	—	(219,328)	(219,328)	—	—	—	—	(3)	(3)	—	(3)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	1	1
Balance at September 30, 2019	450,468,870	(229,432,135)	221,036,735	$4	$3,188	$(124)	$3,527	$(3,355)	$3,240	$12	$3,252

Balance at June 30, 2020	453,457,122	(259,538,478)	193,918,644	$4	$3,215	$(317)	$2,999	$(3,786)	$2,115	$11	$2,126
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	207	—	207	—	207
Other comprehensive income (loss), net of tax	—	—	—	—	—	23	—	—	23	—	23
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	230	—	230
Cash dividends:	—
Common stock ($.16 per share)	—	—	—	—	—	—	(31)	—	(31)	—	(31)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	30,968	—	30,968	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5	—	—	—	5	—	5
Common stock repurchased	—	(7,652,700)	(7,652,700)	—	—	—	—	(65)	(65)	—	(65)
Shares repurchased related to employee stock-based compensation plans	—	(16,833)	(16,833)	—	—	—	—	—	—	—	—
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2020	453,488,090	(267,208,011)	186,280,079	$4	$3,220	$(294)	$3,175	$(3,851)	$2,254	$11	$2,265

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2018	445,377,826	(197,940,553)	247,437,273	$4	$3,145	$113	$3,218	$(2,961)	$3,519	$28	$3,547
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	425	—	425	—	425
Other comprehensive income (loss), net of tax	—	—	—	—	—	(237)	—	—	(237)	—	(237)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	188	—	188
Cash dividends:
Common stock ($.48 per share)	—	—	—	—	—	—	(112)	—	(112)	—	(112)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Issuance of common shares	5,091,044	—	5,091,044	—	23	—	—	—	23	—	23
Stock-based compensation expense	—	—	—	—	20	—	—	—	20	—	20
Common stock repurchased	—	(28,738,164)	(28,738,164)	—	—	—	—	(363)	(363)	—	(363)
Shares repurchased related to employee stock-based compensation plans	—	(2,753,418)	(2,753,418)	—	—	—	—	(31)	(31)	—	(31)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(16)	(16)
Balance at September 30, 2019	450,468,870	(229,432,135)	221,036,735	$4	$3,188	$(124)	$3,527	$(3,355)	$3,240	$12	$3,252

Balance at December 31, 2019	451,094,879	(235,658,196)	215,436,683	$4	$3,198	$(91)	$3,664	$(3,439)	$3,336	$13	$3,349
Cumulative adjustment for the adoption of ASU No. 2016-13	—	—	—	—	—	—	(620)	—	(620)	—	(620)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	227	—	227	—	227
Other comprehensive income (loss), net of tax	—	—	—	—	—	(203)	—	—	(203)	—	(203)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	24	—	24
Cash dividends:	—
Common stock ($.48 per share)	—	—	—	—	—	—	(93)	—	(93)	—	(93)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Issuance of common shares	2,393,211	—	2,393,211	—	7	—	—	—	7	—	7
Stock-based compensation expense	—	—	—	—	15	—	—	—	15	—	15
Common stock repurchased	—	(30,628,580)	(30,628,580)	—	—	—	—	(400)	(400)	—	(400)
Shares repurchased related to employee stock-based compensation plans	—	(921,235)	(921,235)	—	—	—	—	(12)	(12)	—	(12)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2020	453,488,090	(267,208,011)	186,280,079	$4	$3,220	$(294)	$3,175	$(3,851)	$2,254	$11	$2,265

See accompanying notes to consolidated financial statements

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$227	$425
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) on sales of loans	—	(16)
(Gains) on debt repurchases	—	(59)
Goodwill and acquired intangible asset impairment and amortization expense	16	23
Stock-based compensation expense	15	20
Mark-to-market losses on derivative and hedging activities, net	412	211
Provisions for loan losses	153	208
Decrease in accrued interest receivable	16	123
Decrease in accrued interest payable	(135)	(117)
Decrease in other assets	152	133
Decrease in other liabilities	(40)	(120)
Total adjustments	589	406
Total net cash provided by operating activities	816	831
Investing activities
Education loans acquired and originated	(3,473)	(3,447)
Proceeds from payments on education loans	8,519	9,438
Proceeds from sales of education loans	—	408
Other investing activities, net	(128)	7
Total net cash provided by investing activities	4,918	6,406
Financing activities
Borrowings collateralized by loans in trust - issued	5,606	6,149
Borrowings collateralized by loans in trust - repaid	(8,885)	(10,785)
Asset-backed commercial paper conduits, net	(1,248)	(1,941)
Long-term notes issued	682	—
Long-term notes repaid	(722)	(937)
Other financing activities, net	(241)	(250)
Common stock repurchased	(400)	(363)
Common dividends paid	(93)	(112)
Total net cash used in financing activities	(5,301)	(8,239)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	433	(1,002)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	3,781	5,262
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$4,214	$4,260
Cash disbursements made (refunds received) for:
Interest	$1,664	$2,711
Income taxes paid	$25	$61
Income taxes received	$—	$(2)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$1,775	$1,583
Restricted cash and restricted cash equivalents	2,439	2,677
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$4,214	$4,260
Noncash activity:
Investing activity - Held-to-maturity asset backed securities retained related to sales of education loans	$—	$22
Operating activity - Servicing assets recognized upon sales of education loans	$—	$3

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2019 Form 10-K.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

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

The following table summarizes the transition adjustments made as of January 1, 2020 in connection with adopting CECL:

(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance as of December 31, 2019 (prior to CECL)	$64	$1,048	$1,112
Transition adjustments made under CECL on January 1, 2020:
Current expected credit losses on non-PCD portfolio(1)	260	542	802
Current expected credit losses on PCD portfolio(2)	—	43	43
Reclassification of the expected future recoveries on charged-off loans(3)	—	(588)	(588)
Net increase to allowance for loan losses under CECL	260	(3)	257
Allowance as of January 1, 2020 after CECL	$324	$1,045	$1,369

(1)	Recorded net of tax through retained earnings. Resulted in a $620 million reduction to equity.
(2)	Recorded as an increase in basis of the loans. No impact to equity.
(3)

Reclassification of the expected future recoveries on charged-off loans (previously referred to as the receivable for partially charged-off loans) from the Private Education Loan balance to the allowance for loan losses. No impact to equity.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses

See “Note 1 – Significant Accounting Policies” for discussion of the adoption of CECL on January 1, 2020, and the related transition adjustment.

Allowance for Loan Losses Metrics

	Three Months Ended September 30, 2020
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance	$302	$1,098	$1,400
Total provision	4	10	14
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(1)	—	(23)	(23)
Net charge-offs remaining(2)	(9)	(40)	(49)
Total charge-offs(2)	(9)	(63)	(72)
Decrease in expected future recoveries on charged-off loans(3)	—	46	46
Allowance at end of period	297	1,091	1,388
Plus: expected future recoveries on charged-off loans(3)	—	503	503
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$297	$1,594	$1,891
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.07%	.75%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.44%
Allowance coverage of charge-offs(4)	8.8	6.4
Allowance as a percentage of the ending total loan balance(4)	.5%	7.1%
Allowance as a percentage of the ending loans in repayment(4)	.6%	7.6%
Ending total loans	$59,856	$22,380
Average loans in repayment	$47,597	$20,884
Ending loans in repayment	$48,716	$21,006

(1)

In third-quarter 2020, the portion of the loan amount charged off at default on Private Education Loans increased from 81% to 81.4%. This charge resulted in a $23 million reduction to the balance of the expected future recoveries on charged-off loans.

(2)

Charge-offs are reported net of expected recoveries. For Private Education Loans, at the time of charge-off, the expected recovery amount is transferred from the education loan balance to the allowance for loan loss and is referred to as the expected future recoveries on charged-off loans. For FFELP Loans, the recovery is received at the time of charge-off.

(3)

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

	Three Months Ended September 30,
(Dollars in millions)	2020	2019
Beginning of period expected recoveries	$549	$640
Expected future recoveries of current period defaults	7	18
Recoveries	(28)	(31)
Charge-offs	(25)	(24)
End of period expected recoveries	$503	$603
Change in balance during period	$(46)	$(37)

(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Three Months Ended September 30, 2019
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$67	$1,151	$—	$1,218
Total provision	8	56	—	64
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(1)	—	(21)	—	(21)
Net charge-offs remaining(2)	(9)	(87)	—	(96)
Total charge-offs(2)	(9)	(108)	—	(117)
Reclassification of interest reserve(3)	—	2	—	2
Ending balance	$65	$1,101	$—	$1,166
Allowance Ending Balance:
Individually evaluated for impairment — TDR	$—	$998	$—	$998
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	65	103	—	168
Purchased Non-Credit Impaired Loans acquired at a discount(4)	—	—	—	—
Purchased Credit Impaired Loans(3)	—	—	—	—
Ending total allowance	$65	$1,101	$—	$1,166
Loans Ending Balance:
Individually evaluated for impairment — TDR	$—	$9,810	$—	$9,810
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	63,003	11,683	6	74,692
Purchased Non-Credit Impaired Loans acquired at a discount(4)	2,585	1,892	—	4,477
Purchased Credit Impaired Loans(3)	—	208	—	208
Ending total loans(5)	$65,588	$23,593	$6	$89,187
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.06%	1.60%	—%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.39%	—%
Allowance coverage of charge-offs	1.9	2.6	—
Allowance as a percentage of the ending total loan balance	.10%	4.67%	—%
Allowance as a percentage of the ending loans in repayment	.12%	5.08%	—%
Ending total loans(5)	$65,588	$23,593	$6
Average loans in repayment	$54,973	$21,549	$5
Ending loans in repayment	$54,395	$21,655	$6

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

(4)

The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of September 30, 2019. The losses of the Purchased Non-Credit Impaired Loans acquired at a discount are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $34 million and $281 million, respectively, as of September 30, 2019 is greater than the incurred losses and, as a result, no allowance for loan losses has been established for these loans as of September 30, 2019.

(5)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2020
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance (after transition adjustment to CECL)	$324	$1,045	$1,369
Total provision	13	140	153
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(1)	—	(23)	(23)
Net charge-offs remaining(2)	(40)	(156)	(196)
Total charge-offs(2)	(40)	(179)	(219)
Decrease in expected future recoveries on charged-off loans(3)	—	85	85
Ending balance	297	1,091	1,388
Plus: expected future recoveries on charged-off loans(3)	—	503	503
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$297	$1,594	$1,891
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.11%	1.00%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.15%
Allowance coverage of charge-offs(4)	5.6	6.7
Allowance as a percentage of the ending total loan balance(4)	.5%	7.1%
Allowance as a percentage of the ending loans in repayment(4)	.6%	7.6%
Ending total loans	$59,856	$22,380
Average loans in repayment	$48,065	$20,739
Ending loans in repayment	$48,716	$21,006

(1)

In third-quarter 2020, the portion of the loan amount charged off at default on Private Education Loans increased from 81% to 81.4%. This charge resulted in a $23 million reduction to the balance of the expected future recoveries on charged-off loans.

(2)

Charge-offs are reported net of expected recoveries. For Private Education Loans, at the time of charge-off, the expected recovery amount is transferred from the education loan balance to the allowance for loan loss and is referred to as the expected future recoveries on charged-off loans. For FFELP Loans, the recovery is received at the time of charge-off.

(3)

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

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019
Beginning of period expected recoveries	$588	$674
Expected future recoveries of current period defaults	28	56
Recoveries	(84)	(98)
Charge-offs	(29)	(29)
End of period expected recoveries	$503	$603
Change in balance during period	$(85)	$(71)

(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2019
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$76	$1,201	$9	$1,286
Total provision	23	185	1	208
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(1)	—	(21)	—	(21)
Net charge-offs remaining(2)	(33)	(267)	(2)	(302)
Total charge-offs(2)	(33)	(288)	(2)	(323)
Reclassification of interest reserve(3)	—	5	—	5
Loan sales and other transactions	—	(1)	(8)	(9)
Ending balance	$65	$1,101	$—	$1,166
Allowance Ending Balance:
Individually evaluated for impairment - TDR	$—	$998	$—	$998
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	65	103	—	168
Purchased Non-Credit Impaired Loans acquired at a discount(4)	—	—	—	—
Purchased Credit Impaired Loans(4)	—	—	—	—
Ending total allowance	$65	$1,101	$—	$1,166
Loans Ending Balance:
Individually evaluated for impairment - TDR	$—	$9,810	$—	$9,810
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	63,003	11,683	6	74,692
Purchased Non-Credit Impaired Loans acquired at a discount(4)	2,585	1,892	—	4,477
Purchased Credit Impaired Loans(4)	—	208	—	208
Ending total loans(5)	$65,588	$23,593	$6	$89,187
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.08%	1.64%	—%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.13%	—%
Allowance coverage of charge-offs	1.5	2.9	—
Allowance as a percentage of the ending total loan balance	.10%	4.67%	—%
Allowance as a percentage of the ending loans in repayment	.12%	5.08%	—%
Ending total loans(5)	$65,588	$23,593	$6
Average loans in repayment	$56,605	$21,819	$36
Ending loans in repayment	$54,395	$21,655	$6

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

(4)

The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed. No allowance for loan losses has been established for these loans as of September 30, 2019. The losses of the Purchased Non-Credit Impaired Loans acquired at a discount are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $34 million and $281 million, respectively, as of September 30, 2019 is greater than the incurred losses and, as a result, no allowance for loan losses has been established for these loans as of September 30, 2019.

(5)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

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

   Loan status:

	FFELP Loan Delinquencies
	September 30, 2020		December 31, 2019
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,038		$3,114
Loans in forbearance(2)	8,102		7,442
Loans in repayment and percentage of each status:
Loans current	44,175	90.7%	47,255	88.3%
Loans delinquent 31-60 days(3)	1,876	3.9	2,094	3.9
Loans delinquent 61-90 days(3)	930	1.9	1,082	2.0
Loans delinquent greater than 90 days(3)	1,735	3.5	3,107	5.8
Total FFELP Loans in repayment	48,716	100%	53,538	100%
Total FFELP Loans, gross	59,856		64,094
FFELP Loan unamortized premium(4)	—		545
Total FFELP Loans	59,856		64,639
FFELP Loan allowance for losses	(297)		(64)
FFELP Loans, net	$59,559		$64,575
Percentage of FFELP Loans in repayment		81.4%		83.5%
Delinquencies as a percentage of FFELP Loans in repayment		9.3%		11.7%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		14.3%		12.2%

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
(4)

In connection with the adoption of CECL on January 1, 2020, the $506 million premium as of September 30, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure. This change is prospective in nature as prior balances are not restated under CECL.

   Loan type:

(Dollars in millions)	September 30, 2020	September 30, 2019	Change
Stafford Loans	$18,011	$19,491	$(1,480)
Consolidation Loans	36,876	40,660	(3,784)
Rehab Loans	4,969	5,437	(468)
Total	$59,856	$65,588	$(5,732)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	TDRs
(Dollars in millions)	September 30, 2020	2019	2018	2017	2016	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$—	$5	$15	$24	$9	$6,524	$6,577	77%
Below 640	—	3	7	6	2	1,985	2,003	23
Total	$—	$8	$22	$30	$11	$8,509	$8,580	100%
School Type:
Not-for-profit	$—	$7	$21	$29	$11	$6,798	$6,866	80%
For-profit	—	1	1	1	—	1,711	1,714	20
Total	$—	$8	$22	$30	$11	$8,509	$8,580	100%
Cosigners:
With cosigner(1)	$—	$—	$—	$9	$5	$5,366	$5,380	63%
Without cosigner	—	8	22	21	6	3,143	3,200	37
Total	$—	$8	$22	$30	$11	$8,509	$8,580	100%
Seasoning(2):
1-12 payments	$—	$7	$7	$1	$—	$157	$172	2%
13-24 payments	—	1	15	8	1	217	242	3
25-36 payments	—	—	—	15	5	347	367	4
37-48 payments	—	—	—	5	5	514	524	6
More than 48 payments	—	—	—	—	—	6,981	6,981	81
Loans in-school/ grace/deferment	—	—	—	1	—	293	294	4
Total	$—	$8	$22	$30	$11	$8,509	$8,580	100%

Allowance for loan losses							(930)
Total loans, net							$7,650

(1)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 63% for total loans at September 30, 2020.
(2)	Number of months in active repayment for which a scheduled payment was received.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators by Origination Year
	Non-TDRs
(Dollars in millions)	September 30, 2020	2019	2018	2017	2016	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$3,135	$3,336	$1,197	$364	$73	$5,426	$13,531	98%
Below 640	14	36	18	4	1	196	269	2
Total	$3,149	$3,372	$1,215	$368	$74	$5,622	$13,800	100%
School Type:
Not-for-profit	$2,995	$3,153	$1,123	$351	$74	$4,877	$12,573	91%
For-profit	154	219	92	17	—	745	1,227	9
Total	$3,149	$3,372	$1,215	$368	$74	$5,622	$13,800	100%
Cosigners:
With cosigner(1)	$2	$14	$1	$44	$18	$3,893	$3,972	29%
Without cosigner	3,147	3,358	1,214	324	56	1,729	9,828	71
Total	$3,149	$3,372	$1,215	$368	$74	$5,622	$13,800	100%
Seasoning(2):
1-12 payments	$3,141	$2,184	$3	$1	$—	$36	$5,365	39%
13-24 payments	1	1,168	587	2	—	35	1,793	13
25-36 payments	—	—	613	210	—	70	893	6
37-48 payments	—	—	—	153	59	128	340	2
More than 48 payments	—	—	—	—	14	5,182	5,196	38
Loans in-school/ grace/deferment	7	20	12	2	1	171	213	2
Total	$3,149	$3,372	$1,215	$368	$74	$5,622	$13,800	100%

Allowance for loan losses							(161)
Total loans, net							$13,639

(1)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 68% for total loans at September 30, 2020.
(2)	Number of months in active repayment for which a scheduled payment was received.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators
	December 31, 2019
	TDRs		Non-TDRs
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$8,493	92%	$13,687	97%
FICO below 640	777	8	365	3
Total	$9,270	100%	$14,052	100%
School Type:
Not-for-profit	$7,387	80%	$12,614	90%
For-profit	1,883	20	1,438	10
Total	$9,270	100%	$14,052	100%
Cosigners:
With cosigner(1)	$5,792	62%	$5,184	37%
Without cosigner	3,478	38	8,868	63
Total	$9,270	100%	$14,052	100%
Seasoning(2):
1-12 payments	$224	3%	$4,673	33%
13-24 payments	301	3	1,570	11
25-36 payments	472	5	603	4
37-48 payments	662	7	251	2
More than 48 payments	7,262	78	6,675	48
Loans in-school/grace/deferment	349	4	280	2
Total	$9,270	100%	$14,052	100%

(1)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 63% and 67% for TDRs and non-TDRs, respectively, at December 31, 2019.
(2)	Number of months in active repayment for which a scheduled payment was received.
(3)	Balance equals the gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	TDRs
	September 30, 2020		December 31, 2019
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$294		$349
Loans in forbearance(2)	691		479
Loans in repayment and percentage of each status:
Loans current	7,152	94.1%	7,557	89.5%
Loans delinquent 31-60 days(3)	196	2.6	296	3.5
Loans delinquent 61-90 days(3)	127	1.7	191	2.3
Loans delinquent greater than 90 days(3)	120	1.6	398	4.7
Total TDR loans in repayment	7,595	100%	8,442	100%
Total TDR loans, gross	8,580		9,270
TDR loans unamortized discount(4)	—		(203)
Total TDR loans	8,580		9,067
TDR loans receivable for partially charged-off loans(4)	—		347
TDR loans allowance for losses	(930)		(941)
TDR loans, net	$7,650		$8,473
Percentage of TDR loans in repayment		88.5%		91.1%
Delinquencies as a percentage of TDR loans in repayment		5.9%		10.5%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		8.3%		5.4%

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
(4)

In connection with the adoption of CECL on January 1, 2020, (1) the $203 million discount as of September 30, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure and (2) the receivable for partially charged-off loans balance has been reclassified from the Private Education Loan balance to the allowance for loan loss. Both of these changes are prospective in nature as prior balances are not restated under CECL.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	Non-TDRs
	September 30, 2020		December 31, 2019
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$213		$280
Loans in forbearance(2)	176		125
Loans in repayment and percentage of each status:
Loans current	13,355	99.6%	13,526	99.1%
Loans delinquent 31-60 days(3)	28	.2	53	.4
Loans delinquent 61-90 days(3)	13	.1	27	.2
Loans delinquent greater than 90 days(3)	15	.1	41	.3
Total non-TDR loans in repayment	13,411	100%	13,647	100%
Total non-TDR loans, gross	13,800		14,052
Non-TDR loans unamortized discount(4)	—		(414)
Total non-TDR loans	13,800		13,638
Non-TDR loans receivable for partially charged-off loans(4)	—		241
Non-TDR loans allowance for losses	(161)		(107)
Non-TDR loans, net	$13,639		$13,772
Percentage of non-TDR loans in repayment		97.2%		97.1%
Delinquencies as a percentage of non-TDR loans in repayment		.4%		.9%
Loans in forbearance as a percentage of non- TDR loans in repayment and forbearance		1.3%		.9%

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
(4)

In connection with the adoption of CECL on January 1, 2020, (1) the $295 million discount as of September 30, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure and (2) the receivable for partially charged-off loans balance has been reclassified from the Private Education Loan balance to the allowance for loan loss. Both of these changes are prospective in nature as prior balances are not restated under CECL.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

2.   Allowance for Loan Losses (Continued)

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for customers experiencing financial difficulty. Certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 71% and 69% of the loans granted forbearance have qualified as a TDR loan at September 30, 2020 and December 31, 2019, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction program as of September 30, 2020 and December 31, 2019 was $1.0 billion and $1.7 billion, respectively.

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Modified loans(1)	$51	$113	$216	$369
Charge-offs(2)	$43	$88	$136	$242
Payment default	$7	$25	$39	$83

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.
(2)	Represents loans that charged off that were classified as TDRs.

3.   Borrowings

The following table summarizes our borrowings.

	September 30, 2020			December 31, 2019
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,780	$7,709	$9,489	$1,052	$8,461	$9,513
Total unsecured borrowings	1,780	7,709	9,489	1,052	8,461	9,513
Secured borrowings:
FFELP Loan securitizations(2)	—	55,354	55,354	72	59,735	59,807
Private Education Loan securitizations(3)	1,297	13,499	14,796	2,120	11,430	13,550
FFELP Loan ABCP facilities	2,304	843	3,147	2,783	617	3,400
Private Education Loan ABCP facilities	1,358	1,276	2,634	2,114	1,513	3,627
Other(4)	328	—	328	338	—	338
Total secured borrowings	5,287	70,972	76,259	7,427	73,295	80,722
Total before hedge accounting adjustments	7,067	78,681	85,748	8,479	81,756	90,235
Hedge accounting adjustments	11	456	467	4	(41)	(37)
Total	$7,078	$79,137	$86,215	$8,483	$81,715	$90,198

(1)

Includes principal amount of $1.8 billion and $1.1 billion of short-term debt as of September 30, 2020 and December 31, 2019, respectively. Includes principal amount of $7.8 billion and $8.5 billion of long-term debt as of September 30, 2020 and December 31, 2019, respectively.

(2)

Includes $0 million and $72 million of short-term debt related to the FFELP Loan asset-backed securitization repurchase facilities (“FFELP Loan Repurchase Facilities”) as of September 30, 2020 and December 31, 2019, respectively. Includes $133 million and $231 million of long-term debt related to the FFELP Loan Repurchase Facilities as of September 30, 2020 and December 31, 2019, respectively.

(3)

Includes $1.3 billion and $2.1 billion of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Private Education Loan Repurchase Facilities”) as of September 30, 2020 and December 31, 2019, respectively. Includes $260 million and $194 million of long-term debt related to the Private Education Loan Repurchase Facilities as of September 30, 2020 and December 31, 2019, respectively.

(4)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

3.   Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of September 30, 2020 and December 31, 2019, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	September 30, 2020
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$55,354	$55,354	$56,044	$1,637	$1,448	$59,129
Private Education Loan securitizations	1,297	13,499	14,796	15,814	638	196	16,648
FFELP Loan ABCP facilities	2,304	843	3,147	3,178	50	110	3,338
Private Education Loan ABCP facilities	1,358	1,276	2,634	2,883	80	29	2,992
Total before hedge accounting adjustments	4,959	70,972	75,931	77,919	2,405	1,783	82,107
Hedge accounting adjustments	—	(331)	(331)	—	—	(475)	(475)
Total	$4,959	$70,641	$75,600	$77,919	$2,405	$1,308	$81,632

	December 31, 2019
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$72	$59,735	$59,807	$60,834	$1,833	$1,400	$64,067
Private Education Loan securitizations	2,120	11,430	13,550	15,412	509	152	16,073
FFELP Loan ABCP facilities	2,783	617	3,400	3,421	63	102	3,586
Private Education Loan ABCP facilities	2,114	1,513	3,627	4,197	101	28	4,326
Total before hedge accounting adjustments	7,089	73,295	80,384	83,864	2,506	1,682	88,052
Hedge accounting adjustments	—	(439)	(439)	—	—	(593)	(593)
Total	$7,089	$72,856	$79,945	$83,864	$2,506	$1,089	$87,459

4.   Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2019 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2019 Form 10-K for a full discussion.

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2020 and December 31, 2019, and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2020 and 2019.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

4.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value(4)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$357	$226	$6	$4	$363	$230
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	12	—	—	—	12	—
Total derivative assets(2)		—	—	369	226	6	4	375	230
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	—	(15)	(20)	(15)	(20)
Floor Income Contracts	Interest rate	—	—	—	—	(225)	(68)	(225)	(68)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(473)	(575)	—	—	(473)	(575)
Other(3)	Interest rate	—	—	—	—	—	(1)	—	(1)
Total derivative liabilities(2)		—	—	(473)	(575)	(240)	(89)	(713)	(664)
Net total derivatives		$—	$—	$(104)	$(349)	$(234)	$(85)	$(338)	$(434)

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

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Gross position	$375	$230	$(713)	$(664)
Impact of master netting agreements	(58)	(18)	58	18
Derivative values with impact of master netting agreements (as carried on balance sheet)	317	212	(655)	(646)
Cash collateral (held) pledged	(328)	(337)	259	155
Net position	$(11)	$(125)	$(396)	$(491)

(3)	“Other” includes derivatives related to our Total Return Swap Facility.
(4)	The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of September 30, 2020		As of December 31, 2019
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$1,714	$11	$1,001	$4
Long-term borrowings	$11,001	$444	$11,488	$(58)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

4.   Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at September 30, 2020 and December 31, 2019 by $7 million and $11 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at September 30, 2020 and December 31, 2019 by $6 million and $12 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019	Sep 30, 2020	Dec 31, 2019
Notional Values:
Interest rate swaps	$17.0	$19.1	$8.6	$8.6	$29.9	$51.5	$55.5	$79.2
Floor Income Contracts	—	—	—	—	17.0	21.2	17.0	21.2
Cross-currency interest rate swaps	—	—	3.7	4.0	—	—	3.7	4.0
Other(1)	—	—	—	—	—	—	—	—
Total derivatives	$17.0	$19.1	$12.3	$12.6	$46.9	$72.7	$76.2	$104.4

(1)	“Other” includes derivatives related to our Total Return Swap Facility.

Mark-to-Market Impact of Derivatives on Consolidated Statements of Income

	Total Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$(49)	$84	$375	$374
Gains (losses) recognized in net income on hedged items	54	(81)	(401)	(398)
Net fair value hedge ineffectiveness gains (losses)	5	3	(26)	(24)
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	146	(130)	115	(101)
Gains (losses) recognized in net income on hedged items	(154)	138	(107)	145
Net fair value hedge ineffectiveness gains (losses)	(8)	8	8	44
Total fair value hedges(1)(2)	(3)	11	(18)	20
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—	—
Trading:
Interest rate swaps	(3)	12	(50)	35
Floor income contracts	1	(8)	(205)	(56)
Cross currency interest rate swaps	—	—	—	(2)
Other	—	—	—	2
Total trading derivatives(3)	(2)	4	(255)	(21)
Mark-to-market gains (losses) recognized	$(5)	$15	$(273)	$(1)

(1)	Recorded in interest expense in the consolidated statements of income.
(2)	The accrued interest income (expense) on fair value hedges and cash flow hedges is recorded in interest expense and is excluded from this table.
(3)	Recorded in “gains (losses) on derivatives and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

4.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Total gains (losses) on cash flow hedges	$4	$(35)	$(233)	$(202)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)(2)	19	(9)	30	(35)
Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$23	$(44)	$(203)	$(237)

(1)	Includes net settlement income/expense.
(2)	We expect to reclassify $2 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to amortization of terminated hedge relationships.

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	September 30, 2020	December 31, 2019
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$328	$337
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	65	69
Total collateral held	$393	$406
Derivative asset at fair value including accrued interest	$322	$282
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$259	$155
Total collateral pledged	$259	$155
Derivative liability at fair value including accrued interest and premium receivable	$671	$658

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $179 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

5.   Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	September 30, 2020	December 31, 2019
Accrued interest receivable	$1,938	$1,952
Benefit and insurance-related investments	466	459
Income tax asset, net (current and deferred)	461	258
Derivatives at fair value	317	212
Fixed assets, net	127	135
Accounts receivable	121	119
Other	120	199
Total	$3,550	$3,334

6.   Stockholders’ Equity

The following table summarizes common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock repurchased(1)	7,652,700	9,703,912	30,628,580	28,738,164
Average purchase price per share	$8.42	$13.40	$13.06	$12.63
Shares repurchased related to employee stock- based compensation plans(2)	16,833	219,328	921,235	2,753,418
Average purchase price per share	$7.76	$14.28	$13.55	$11.21
Common shares issued(3)	30,968	465,697	2,393,211	5,091,044

(1)	Common shares purchased under our share repurchase program.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on September 30, 2020 was $8.45.

Dividend and Share Repurchase Program

In the three months ended September 30, 2020 and 2019, we paid $31 million ($0.16 per share) and $36 million ($0.16 per share), respectively, of common stock dividends. In the nine months ended September 30, 2020 and 2019, we paid $93 million ($0.48 per share) and $112 million ($0.48 per share), respectively, of common stock dividends.

In the three months ended September 30, 2020 and 2019, we repurchased 7.7 million and 9.7 million shares of common stock, respectively, for $65 million and $130 million, respectively. In the nine months ended September 30, 2020 and 2019, we repurchased 30.6 million and 28.7 million shares of common stock, respectively, for $400 million and $363 million, respectively. As of September 30, 2020, the remaining common share repurchase authority under this program was $600 million.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

7.   Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss)	$207	$145	$227	$425
Denominator:
Weighted average shares used to compute basic EPS	193	225	195	235
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (“ESPP”)(1)	1	3	2	3
Dilutive potential common shares(2)	1	3	2	3
Weighted average shares used to compute diluted EPS	194	228	197	238
Basic earnings (loss) per common share	$1.08	$.64	$1.16	$1.81
Diluted earnings (loss) per common share	$1.07	$.63	$1.15	$1.79

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended September 30, 2020 and 2019, securities covering approximately 4 million and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2020 and 2019, securities covering approximately 4 million and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive .

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

During the three and nine months ended September 30, 2020, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments. The fair values take into account the impact COVID-19 had on the valuations as of September 30, 2020, most significantly in the form of higher credit spreads used to determine the respective fair values of our education loans and borrowings.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

8.   Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2020				December 31, 2019
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	$—	$357	$6	$363	$—	$227	$3	$230
Cross-currency interest rate swaps	—	—	12	12	—	—	—	—
Total derivative assets(2)	—	357	18	375	—	227	3	230
Total	$—	$357	$18	$375	$—	$227	$3	$230
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$(15)	$(15)	$—	$—	$(20)	$(20)
Floor Income Contracts	—	(225)	—	(225)	—	(68)	—	(68)
Cross-currency interest rate swaps	—	—	(473)	(473)	—	—	(575)	(575)
Other	—	—	—	—	—	—	(1)	(1)
Total derivative liabilities(2)	—	(225)	(488)	(713)	—	(68)	(596)	(664)
Total	$—	$(225)	$(488)	$(713)	$—	$(68)	$(596)	$(664)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See "Note 4 – Derivative Financial Instruments" for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
(3)

Borrowings which are the hedged item in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

8.   Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended September 30,
	2020				2019
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(11)	$(606)	$—	$(617)	$(21)	$(603)	$(2)	$(626)
Total gains/(losses):
Included in earnings(1)	1	137	—	138	2	(160)	1	(157)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	1	8	—	9	—	29	—	29
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(9)	$(461)	$—	$(470)	$(19)	$(734)	$(1)	$(754)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$1	$144	$—	$145	$2	$(131)	$1	$(128)

	Nine Months Ended September 30,
	2020				2019
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(17)	$(575)	$(1)	$(593)	$(27)	$(633)	$(4)	$(664)
Total gains/(losses):
Included in earnings(1)	7	72	—	79	6	(194)	2	(186)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	1	42	1	44	2	93	1	96
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(9)	$(461)	$—	$(470)	$(19)	$(734)	$(1)	$(754)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$5	$107	$—	$112	$7	$(101)	$3	$(91)

(1)	"Included in earnings" is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Gains (losses) on derivative and hedging activities, net	$1	$3	$7	$8
Interest expense	137	(160)	72	(194)
Total	$138	$(157)	$79	$(186)

(2)

Recorded in "gains (losses) on derivative and hedging activities, net" in the consolidated statement of income for interest rate swaps and other.  Recorded in interest expense for cross currency interest rate swaps in fair value hedges.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

8.   Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at September 30, 2020	Valuation Technique	Input	Range and Weighted Average
Derivatives
Prime/LIBOR basis swaps	$(9)	Discounted cash flow	Constant Prepayment Rate	9%
			Bid/ask adjustment to discount rate	.08%
Cross-currency interest rate swaps	(461)	Discounted cash flow	Constant Prepayment Rate	5%
Other	—
Total	$(470)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2020			December 31, 2019
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$59,954	$59,559	$395	$64,478	$64,575	$(97)
Private Education Loans	22,806	21,289	1,517	22,984	22,245	739
Cash and investments	4,525	4,525	—	3,992	3,992	—
Total earning assets	87,285	85,373	1,912	91,454	90,812	642
Interest-bearing liabilities
Short-term borrowings	7,078	7,078	—	8,498	8,483	(15)
Long-term borrowings	77,343	79,137	1,794	81,317	81,715	398
Total interest-bearing liabilities	84,421	86,215	1,794	89,815	90,198	383
Derivative financial instruments
Floor Income Contracts	(225)	(225)	—	(68)	(68)	—
Interest rate swaps	348	348	—	210	210	—
Cross-currency interest rate swaps	(461)	(461)	—	(575)	(575)	—
Other	—	—	—	(1)	(1)	—
Excess of net asset fair value over carrying value(1)			$3,706			$1,025

(1)

$975 million of this excess as of September 30, 2020 is a result of adjusting the Company’s $9.5 billion senior unsecured debt down to fair value compared to such adjustment being a $56 million increase as of December 31, 2019. This significant change in fair value is directly a result of wider credit spreads as of September 30, 2020 as a result of COVID-19.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

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

In January 2017, the Consumer Financial Protection Bureau (the “CFPB”) and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the CFPA, FCRA, FDCPA and various state consumer protection laws. In October 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC (“Solutions”), containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The Attorneys General for the States of California, Mississippi and, in October 2020, New Jersey have also initiated actions against the Company and certain subsidiaries alleging violations of various state and federal consumer protection laws based upon similar alleged acts or failures to act. We refer to the Illinois, Pennsylvania, Washington, California, Mississippi and New Jersey Attorneys General collectively as the “State Attorneys General.” In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. As the Company has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. We therefore have denied these allegations and are vigorously defending against the allegations in each of these cases. For additional information on these civil actions, please refer to section entitled “Regulatory Matters” below. At this point in time, it is reasonably possible that a loss contingency exists; however, the Company is unable to anticipate the timing of a resolution or the impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. We expect these various indemnification claims to be resolved at a future date as the cases move toward conclusion. Navient has no reserves related to indemnification matters with SLM BankCo as of September 30, 2020.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

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

In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, we may not be able to predict what the eventual outcome of the pending matters will be, what the timing or the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties, if any, related to each pending matter may be.

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

Revenue by Service Type

	Three Months Ended September 30,
	2020			2019
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$18	$—	$18	$33	$—	$33
Government services	—	56	56	—	39	39
Healthcare services	—	34	34	—	27	27
Total	$18	$90	$108	$33	$66	$99

	Nine Months Ended September 30,
	2020			2019
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$70	$—	$70	$98	$—	$98
Government services	—	133	133	—	120	120
Healthcare services	—	78	78	—	79	79
Total	$70	$211	$281	$98	$199	$297

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

10.   Revenue from Contracts with Customers Accounted for in Accordance with ASC 606 (Continued)

Revenue by Client Type

	Three Months Ended September 30,
	2020			2019
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$9	$4	$13	$20	$5	$25
Guarantor agencies	9	—	9	12	—	12
Other institutions	—	—	—	1	—	1
State and local government	—	39	39	—	19	19
Tolling authorities	—	13	13	—	15	15
Hospitals and other healthcare providers	—	34	34	—	27	27
Total	$18	$90	$108	$33	$66	$99

	Nine Months Ended September 30,
	2020			2019
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue

Federal government	$39	$12	$51	$51	$11	$62
Guarantor agencies	30	—	30	40	—	40
Other institutions	1	—	1	7	—	7
State and local government	—	84	84	—	67	67
Tolling authorities	—	37	37	—	42	42
Hospitals and other healthcare providers	—	78	78	—	79	79
Total	$70	$211	$281	$98	$199	$297

As of September 30, 2020 and September 30, 2019, there was $90 million and $67 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

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

The following table includes GAAP basis asset information for our Federal Education Loans segment.

(Dollars in millions)	September 30, 2020	December 31, 2019
FFELP Loans, net	$59,559	$64,575
Cash and investments(1)	1,730	2,043
Other	2,308	2,202
Total assets	$63,597	$68,820

(1)	Includes restricted cash and investments.

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

The following table includes GAAP basis asset information for our Consumer Lending segment.

(Dollars in millions)	September 30, 2020	December 31, 2019
Private Education Loans, net	$21,289	$22,245
Cash and investments(1)	870	927
Other	938	931
Total assets	$23,097	$24,103

(1)	Includes restricted cash and investments.

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

At September 30, 2020 and December 31, 2019, the Business Processing segment had total assets of $431 million and $423 million, respectively, on a GAAP basis.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

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

At September 30, 2020 and December 31, 2019, the Other segment had total assets of $2.5 billion and $1.6 billion, respectively, on a GAAP basis.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

11.   Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2020
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$393	$350	$—	$—	$743	$31	$(14)	$17	$760
Other loans	—	—	—	—	—	—	—	—	—
Cash and investments	—	—	—	1	1	—	—	—	1
Total interest income	393	350	—	1	744	31	(14)	17	761
Total interest expense	232	161	—	30	423	7	(5)	2	425
Net interest income (loss)	161	189	—	(29)	321	24	(9)	15	336
Less: provisions for loan losses	4	10	—	—	14	—	—	—	14
Net interest income (loss) after provisions for loan losses	157	179	—	(29)	307	24	(9)	15	322
Other income (loss):
Servicing revenue	53	1	—	—	54	—	—	—	54
Asset recovery and business processing revenue	35	—	90	—	125	—	—	—	125
Other income (loss)	(1)	—	—	1	—	(24)	22	(2)	(2)
Total other income (loss)	87	1	90	1	179	(24)	22	(2)	177
Expenses:
Direct operating expenses	64	37	69	—	170	—	—	—	170
Unallocated shared services expenses	—	—	—	62	62	—	—	—	62
Operating expenses	64	37	69	62	232	—	—	—	232
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	5	5	5
Restructuring/other reorganization expenses	—	—	—	3	3	—	—	—	3
Total expenses	64	37	69	65	235	—	5	5	240
Income (loss) before income tax expense (benefit)	180	143	21	(93)	251	—	8	8	259
Income tax expense (benefit)(2)	43	33	5	(22)	59	—	(7)	(7)	52
Net income (loss)	$137	$110	$16	$(71)	$192	$—	$15	$15	$207

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2020
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$15	$—	$15
Total other income (loss)	(2)	—	(2)
Goodwill and acquired intangible asset impairment and amortization	—	5	5
Total Core Earnings adjustments to GAAP	$13	$(5)	8
Income tax expense (benefit)			(7)
Net income (loss)			$15

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

11.   Segment Reporting (Continued)

	Nine Months Ended September 30, 2020
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,430	$1,117	$—	$—	$2,547	$47	$(42)	$5	$2,552
Other loans	—	—	—	—	—	—	—	—	—
Cash and investments	7	3	—	5	15	—	—	—	15
Total interest income	1,437	1,120	—	5	2,562	47	(42)	5	2,567
Total interest expense	974	545	—	96	1,615	39	4	43	1,658
Net interest income (loss)	463	575	—	(91)	947	8	(46)	(38)	909
Less: provisions for loan losses	13	140	—	—	153	—	—	—	153
Net interest income (loss) after provisions for loan losses	450	435	—	(91)	794	8	(46)	(38)	756
Other income (loss):
Servicing revenue	158	5	—	—	163	—	—	—	163
Asset recovery and business processing revenue	126	—	211	—	337	—	—	—	337
Other income (loss)	8	—	—	9	17	(8)	(247)	(255)	(238)
Total other income (loss)	292	5	211	9	517	(8)	(247)	(255)	262
Expenses:
Direct operating expenses	217	109	180	—	506	—	—	—	506
Unallocated shared services expenses	—	—	—	189	189	—	—	—	189
Operating expenses	217	109	180	189	695	—	—	—	695
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	16	16	16
Restructuring/other reorganization expenses	—	—	—	9	9	—	—	—	9
Total expenses	217	109	180	198	704	—	16	16	720
Income (loss) before income tax expense (benefit)	525	331	31	(280)	607	—	(309)	(309)	298
Income tax expense (benefit)(2)	124	78	7	(66)	143	—	(72)	(72)	71
Net income (loss)	$401	$253	$24	$(214)	$464	$—	$(237)	$(237)	$227

(1)	Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2020
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(38)	$—	$(38)
Total other income (loss)	(255)	—	(255)
Goodwill and acquired intangible asset impairment and amortization	—	16	16
Total Core Earnings adjustments to GAAP	$(293)	$(16)	(309)
Income tax expense (benefit)			(72)
Net income (loss)			$(237)

(2)    Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2020 and for the three and nine months ended

September 30, 2020 and 2019 is unaudited)

11.   Segment Reporting (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Core Earnings net income	$192	$142	$464	$454
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	13	7	(293)	(22)
Net impact of goodwill and acquired intangible assets(2)	(5)	(6)	(16)	(23)
Net tax effect(3)	7	2	72	16
Total Core Earnings adjustments to GAAP	15	3	(237)	(29)
GAAP net income (loss)	$207	$145	$227	$425

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

With a focus on data-driven insights, service, compliance and innovative support, Navient:

•	owns $80.8 billion of education loans;
•	originates Private Education Loans;
•

services and performs asset recovery activities on its own portfolio of education loans, as well as education loans owned by other institutions including the United States Department of Education (“ED”); and

•	provides revenue cycle management and business processing services to federal, state and municipal clients, public authorities and healthcare organizations.

As of September 30, 2020, Navient’s principal assets consisted of:

•	$59.5 billion in FFELP Loans, with a 1.03% Core Earnings segment net interest margin and a weighted average life of 7 years;
•	$21.3 billion in Private Education Loans, with a 3.24% Core Earnings segment net interest margin and a weighted average life of 5 years;
•

a loan origination business that assists borrowers in refinancing their education loan debt and assists students and families in financing their higher education, which produced $3.4 billion of Private Education Loan originations in the nine months ended September 30, 2020;

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

Strengths and Opportunities

Navient’s competitive advantages distinguish it from its competitors, including:

High Quality Asset Base Generating Significant and Predictable Cash Flows

At September 30, 2020, Navient’s $80.8 billion education loan portfolio was 84% funded to term and is expected to produce predictable cash flows over the remaining life of the portfolio. Our $59.5 billion FFELP portfolio bears a maximum 3% loss exposure under the terms of the federal guaranty. Our $21.3 billion Private Education Loan portfolio is 42% cosigned (65% excluding Private Education Refinance Loans).

Strong Capital Return

As a result of our significant cash flow and capital generation, Navient expects to continue to return excess capital to stockholders through dividends and share repurchases in accordance with its publicly-announced capital allocation policy.

In the nine months ended September 30, 2020, we repurchased 30.6 million shares of common stock (14% reduction in shares outstanding) for $400 million. We repurchased 7.7 million shares for $65 million in the current quarter. At September 30, 2020, there was $600 million remaining in share repurchase authorization. In the third quarters of 2020 and 2019, Navient paid $31 million and $36 million, respectively, in dividends.

Our adjusted tangible equity ratio(1) was 7.6%, 3.2%, 3.6% and 4.1% as of December 31, 2019, March 31, 2020, June 30, 2020, and September 30, 2020, respectively. As anticipated, the implementation of CECL reduced our capital ratios, which we plan to rebuild over the course of 2020. In addition, GAAP equity was reduced as a result of the net mark-to-market losses related to derivative accounting primarily due to the significant decline in interest rates in 2020. Our pro forma adjusted tangible equity ratio at September 30, 2020 was 6.4%.(2)

(1)	Item is a non-GAAP financial measure. For an explanation and reconciliation of our non-GAAP financial measures, see “Non-GAAP Financial Measures.”
(2)

See “Non-GAAP Financial Measures – Adjusted Tangible Equity Ratio” for the pro forma calculation of this ratio which excludes the cumulative net mark-to-market losses related to derivative accounting recognized under GAAP.

Consumer Lending Business Growth

In the Consumer Lending segment, we continue to see meaningful value opportunities in originating Private Education Loans to financially responsible consumers which will generate attractive long-term risk adjusted returns. This includes a loan origination business that assists borrowers in refinancing their education loan debt as well as students and families in financing their higher education. We originated $3.4 billion of Private Education Loans in the nine months ended September 30, 2020, a 5% increase from the year-ago period. We originated $1.3 billion of Private Education Loans in third-quarter 2020, a 10% decrease from $1.4 billion in the year-ago quarter. This decrease was expected as we reduced marketing spend in response to the uncertain economic environment related to COVID-19. In the second quarter of 2020, we also entered into a marketing arrangement with a bank partner to originate in-school loans for the 2020-2021 academic year.

Business Processing Opportunities

Navient continues to leverage our large-scale operating platforms, superior data-driven strategies, operating efficiency, and regulatory compliance and risk management infrastructure to extend our receivables management and business processing services into new markets. Navient provides business processing services to over 500 clients, generating EBITDA(1) of $23 million in the third quarter of 2020, up $10 million, or 77%, from the year-ago quarter. This increase was primarily due to revenue earned from contracts in which we were selected in second-quarter 2020 to support states in providing unemployment benefits and contact tracing services. Navient’s inventory of non-education related contingent asset recovery receivables increased 6% to $15.0 billion as of September 30, 2020. While revenue in this segment varies from period to period primarily due to normal contract life cycles as well as general economic activity, we continue to believe in the long-term opportunities.

Efficient and Large-Scale Operating Platforms

We service over $300 billion in education loans. These loans are owned by Navient and third parties, including ED. We have demonstrated flexible and scalable infrastructure with capacity to manage large volumes of complex transactions with continued efficiency improvements.

Superior Performance

Navient has demonstrated superior default prevention performance. Federal loans serviced by Navient achieved a Cohort Default Rate (“CDR”) 26% better than our peers, as calculated from the most recent CDR released by ED in September 2020. Through COVID-19 in 2020, our scale and performance attested to our ability to quickly, efficiently and correctly adapt to the changing contractual requirements of servicing education loans. We are consistently a top performer in our asset recovery business and deliver superior service to our public and private sector clients. We leverage data-driven insights and customer service to identify new ways to add value to our clients.

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

Navient’s Response to COVID-19

Beginning in the first quarter of 2020, the pandemic related to the novel coronavirus COVID-19 began to impact the global economy and our results of operations. The COVID-19 pandemic has been declared a national emergency. In response to the COVID-19 pandemic, many state, local, and foreign governments put in place quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, as well as a general decline in economic activity and consumer confidence and increases in job losses and unemployment. In this section, we will highlight our response to the global pandemic and its continuing impact on our business and operations. While we have experience in managing our business through economic crises in the past, there is a substantial amount of uncertainty associated with this crisis. We suggest that the information below should be read in conjunction with our risk factors included in Part II, Item 1A. “Risk Factors — The Impact of COVID-19 and Related Risk” in our quarterly report on Form 10-Q filed on May 1, 2020 and the Risk Factors included in our 2019 Annual Report on Form 10-K.

The World Health Organization first declared the COVID-19 outbreak a pandemic on March 13, 2020. By mid-March, the economic impact of the crisis was beginning to take hold. As this crisis evolved, we took early action to protect the health and safety of our employees. We expanded our work-from-home capabilities and implemented best practices in our facilities with regard to safety and hygiene to protect those who were unable to work remotely. We were able to quickly and successfully move 90% of our team to work-from-home status. As of September 30, 2020, approximately 85% of our team remains on work-from-home status. We currently anticipate that some of our team members will begin returning on a limited basis in the coming months. As we begin the return to office process, it is likely to take place in stages and we anticipate that the environment will require a continuation of various safety protocols that are already in place including requiring the use of face coverings and distancing. As a result of these steps, the pandemic has not adversely affected our ability to maintain our operations or service our customers and borrowers.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. In compliance with the CARES Act, we have suspended payments and interest accrual on all loans owned by ED until September 30, 2020. Additionally, on August 8, 2020, President Trump signed a Presidential Memorandum authorizing the Secretary of Education to continue the temporary cessation of payments and the waiver of all interest on student loans held by the Department of Education until December 31, 2020. While the CARES Act applies only to loans owned by ED, our FFELP and Private Education Loan portfolios have also been impacted by the pandemic and we have offered COVID-19 relief options such as the use of forbearance to those borrowers. Private Education Loans in forbearance decreased to $867 million or 4.0% of the portfolio at September 30, 2020, after peaking at $3.4 billion or 14.7% during the second quarter. This compared to $604 million or 2.7% of the portfolio at December 31, 2019. Our Private Education Loan charge-offs in the first quarter declined 30% to $68 million compared with $97 million in the fourth quarter of 2019. This decline was primarily due to the strength of the economy heading into March. Second-quarter and third-quarter 2020 Private Education Loan charge-offs declined further to $48 million and $40 million, respectively, which is partially a result of the increase in the loans in forbearance. Despite the COVID-19 crisis, we have seen most borrowers continue to make payments according to their payment plans. And while forbearance rates have risen, the balance of loans delinquent has not as our Private Education Loan delinquency rate declined from 4.6% at December 31, 2019 to 2.4% as of September 30, 2020. We expect that defaults in both our Private Education Loan and FFELP Loan portfolios will be significantly lower in 2020 than 2019 as well as lower than what had been expected at the start of the year as a result of the increased use of payment relief options. For the nine months ended September 30, 2020, total provision for loan losses was $153 million which was primarily due to an increase in expected losses related to COVID-19. This increase in provision primarily relates to increases in defaults that we expect to occur in 2021 and 2022 as a result of COVID-19 and the use of forbearances. Our total reserves were $1.89 billion (excluding the expected future recoveries on charged-off loans) at September 30, 2020 which represent reserves equal to 7.1% of our Private Education Loans and 0.5% of our FFELP Loan portfolio. These reserve levels cover future defaults of approximately 19% in our FFELP portfolio and approximately 12% in our legacy private (non-refinance loan) portfolio. While we are paying close attention to our customers, it is too early to know the full impact of this crisis or the path and timing of the recovery.

In the first quarter of 2020, our Private Education Refinance Loan originations of $1.9 billion represented a 92% increase over the year-ago quarter. While demand continues to be very strong for our products, beginning in March, we reduced our marketing efforts and tightened credit until we had a greater visibility into the uncertainty and volatility in the capital markets and the overall economic outlook. This resulted in second-quarter originations of $238 million. With improved visibility in both credit and funding costs, we restarted marketing efforts in the third quarter and increased third-quarter originations to $1.3 billion of loans.

In our Business Processing Segment (“BPS”), third-quarter 2020  EBITDA increased 77% to $23 million from $13 million a year ago. This increase is a result of being able to transition hundreds of our experienced BPS colleagues to support state clients working to help their newly unemployed residents access benefits implemented in the CARES Act, as well as perform contact tracing services. These new opportunities will generally benefit us through the end of 2020 and generated revenue in the third quarter of 2020 that more than offset the negative impact BPS is experiencing as a result of COVID-19 which includes significantly lower transaction-related placements in both government services and health care revenue cycle management as well as a general decline in transactions on our platforms.

The impact of the COVID-19 crisis on the capital markets has been significant, decreasing the number of transactions being brought to market and increasing the pricing of those that were successfully marketed. However, we believe we are in a strong liquidity position. As of September 30, 2020, we have $2.5 billion of primary sources of liquidity, $1.8 billion of which is cash. We also have additional capacity in our funding facilities of $2.2 billion for Private Education Loans and $122 million for FFELP Loans. In addition, cash flow from our loan portfolio and services contracts remains strong and as our very seasoned loan portfolio experiences lower levels of stress. In the first quarter of 2020, we were able to complete our planned unsecured financing activity for the year before the effects of the pandemic became apparent. We raised new proceeds through the issuance of $700 million of unsecured debt issued on January 23, 2020. We also issued $1.9 billion of term Private Education ABS and refinanced $472 million of our Private Education Loan repurchase facilities that extended the term and reduced the overall costs of these facilities. In the second quarter of 2020, we saw the capital markets begin to recover. We issued $1.3 billion of term Private Education Loan ABS, extended a FFELP Loan ABCP facility to 2022, extended a Private Education Loan facility to 2021 and expanded the total capacity in our Private Education Refinance Loan ABCP facility from $2 billion to $2.6 billion. In the third quarter of 2020, we issued $1.6 billion of term Private Education ABS and $771 million of term FFELP ABS.  Looking forward, while the cost of financing is elevated, it has decreased from the second-quarter 2020 peak, and we believe that the ABS and unsecured debt markets remain a viable option should the need arise. However, we do not believe we will be required to issue unsecured or ABS debt throughout the remainder of 2020, although we may choose to do so. We also believe we can refinance our ABCP and other facilities that mature in 2020, albeit at a higher cost.

We ended the third quarter with an adjusted tangible equity ratio of 4.1%, up from 3.6% as of June 30, 2020. The decline in our adjusted tangible equity ratio from 7.6% as of December 31, 2019 is partially attributable to reduced capital resulting from our implementation of CECL. We anticipated these reduced capital levels and expect them to continue to rebuild over the course of 2020. In addition, our GAAP equity was reduced in 2020 as a result of the net mark-to-market losses related to derivative accounting recognized under GAAP that cumulatively totaled $657 million (after tax) as of September 30, 2020. This decrease will reverse over time as these derivatives mature. The resulting pro forma adjusted tangible equity ratio, which excludes these cumulative mark-to-market losses, was 6.4% at September 30, 2020.

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

In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of September 30, 2020, $1.0 billion of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

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

Selected Historical Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
GAAP Basis
Net income	$207	$145	$227	$425
Diluted earnings per common share	$1.07	$.63	$1.15	$1.79
Weighted average shares used to compute diluted earnings per share	194	228	197	238
Net interest margin, Federal Education Loans segment	1.04%	.79%	.91%	.79%
Net interest margin, Consumer Lending segment	3.36%	3.52%	3.33%	3.37%
Return on assets	.94%	.61%	.34%	.59%
Ending FFELP Loans, net	$59,559	$66,087	$59,559	$66,087
Ending Private Education Loans, net	21,289	21,846	21,289	21,846
Ending total education loans, net	$80,848	$87,933	$80,848	$87,933
Average FFELP Loans	$60,695	$67,206	$62,238	$69,157
Average Private Education Loans	22,473	22,205	22,863	22,474
Average total education loans	$83,168	$89,411	$85,101	$91,631
Core Earnings Basis(1)
Net income	$192	$142	$464	$454
Diluted earnings per common share	$.99	$.62	$2.36	$1.91
Adjusted diluted earnings per common share(2)	$1.03	$.65	$2.44	$1.97
Weighted average shares used to compute diluted earnings per share	194	228	197	238
Net interest margin, Federal Education Loans segment	1.03%	.82%	.97%	.81%
Net interest margin, Consumer Lending segment	3.24%	3.45%	3.25%	3.29%
Return on assets	.87%	.60%	.69%	.63%
Ending FFELP Loans, net	$59,559	$66,087	$59,559	$66,087
Ending Private Education Loans, net	21,289	21,846	21,289	21,846
Ending total education loans, net	$80,848	$87,933	$80,848	$87,933
Average FFELP Loans	$60,695	$67,206	$62,238	$69,157
Average Private Education Loans	22,473	22,205	22,863	22,474
Average total education loans	$83,168	$89,411	$85,101	$91,631

(1)   Core Earnings are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of Core  Earnings, see the section titled “Non-GAAP Financial Measures – Core Earnings.”

(2)   Adjusted diluted Core Earnings per share, a non-GAAP financial measure, excludes net restructuring and regulatory-related expenses of $11 million and $9 million for the three months ended September 30, 2020 and 2019, respectively and $22 million and $19 million for the nine months ended September 30, 2020 and 2019, respectively. Regulatory-related expenses in the nine months ended September 30, 2020 and 2019 are net of $10 million and $10 million, respectively, of insurance reimbursements for costs related to such matters.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the three and nine months ended September 30, 2020. We monitor and assess our ongoing operations and results based on the following four reportable operating segments: Federal Education Loans, Consumer Lending, Business Processing and Other.

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

Third-quarter 2020 Summary of Results

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

Third-quarter 2020 GAAP net income was $207 million ($1.07 diluted earnings per share), compared with $145 million ($0.63 diluted earnings per share) for the year-ago quarter.

Core Earnings for the quarter were $192 million ($0.99 diluted Core Earnings per share), compared with $142 million ($0.62 diluted Core Earnings per share) for the year-ago quarter. Third-quarter 2020 and 2019 adjusted diluted Core Earnings per share were $1.03 and $0.65, respectively, excluding net restructuring and regulatory-related expenses of $11 million and $9 million, respectively. See “Reportable Segment Earnings Summary – Core Earnings Basis” for a discussion of the primary contributors to the change in Core Earnings between periods.

Highlights of third-quarter 2020 include:

•	Federal Education Loans segment net interest income increased 12%;
•	FFELP Loan delinquency rate decreased 10% from 10.3% in the year-ago quarter to 9.3%, and the forbearance rate declined to 14.3% after peaking at 28.5% in second-quarter 2020 due to COVID-19;
•

originated $1.3 billion of Private Education Refinance Loans, a 9% decrease from $1.4 billion in the year-ago quarter as we reduced marketing efforts primarily due to COVID-19 related capital markets volatility;

•

Private Education Loan delinquency rate decreased 50% from 4.8% in the year-ago quarter to 2.4%, and the forbearance rate declined to 4.0% after peaking at 14.7% in second-quarter 2020 due to COVID-19;

•

EBITDA(1) increased $10 million, or 77%, to $23 million in our Business Processing segment, primarily due to revenue earned from contracts to support states in providing unemployment benefits and contact tracing services;

•	contingent collections receivables inventory in our Business Processing segment increased 6% to $15.0 billion;
•	repurchased $65 million of common shares; $600 million repurchase authority remains outstanding;
•	paid $31 million in common stock dividends;
•	adjusted tangible equity ratio of 4.1%(1); pro forma adjusted tangible equity ratio of 6.4%(2);
•	issued $1.6 billion of Private Education Loan asset-backed securities (“ABS”) and $771 million of FFELP ABS; and
•	held $1.8 billion of cash at September 30, 2020.

(1)	Item is a non-GAAP financial measure. For an explanation and reconciliation of our non-GAAP financial measures, see “Non-GAAP Financial Measures.”
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

GAAP Statements of Income (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2020	2019	$	%	2020	2019	$	%
Interest income:
FFELP Loans	$410	$706	$(296)	(42)%	$1,435	$2,211	$(776)	(35)%
Private Education Loans	350	437	(87)	(20)	1,117	1,317	(200)	(15)
Other loans	—	—	—	—	—	2	(2)	(100)
Cash and investments	1	23	(22)	(96)	15	75	(60)	(80)
Total interest income	761	1,166	(405)	(35)	2,567	3,605	(1,038)	(29)
Total interest expense	425	854	(429)	(50)	1,658	2,714	(1,056)	(39)
Net interest income	336	312	24	8	909	891	18	2
Less: provisions for loan losses	14	64	(50)	(78)	153	208	(55)	(26)
Net interest income after provisions for loan losses	322	248	74	30	756	683	73	11
Other income (loss):
Servicing revenue	54	60	(6)	(10)	163	182	(19)	(10)
Asset recovery and business processing revenue	125	123	2	2	337	364	(27)	(7)
Other income (loss)	—	9	(9)	(100)	17	37	(20)	(54)
Gains on sales of loans	—	—	—	—	—	16	(16)	(100)
Gains on debt repurchases	—	—	—	—	—	59	(59)	(100)
Gains (losses) on derivative and hedging activities, net	(2)	4	(6)	(150)	(255)	(21)	(234)	1,114
Total other income (loss)	177	196	(19)	(10)	262	637	(375)	(59)
Expenses:
Operating expenses	232	251	(19)	(8)	695	749	(54)	(7)
Goodwill and acquired intangible assets impairment and amortization expense	5	6	(1)	(17)	16	23	(7)	(30)
Restructuring/other reorganization expenses	3	2	1	50	9	4	5	125
Total expenses	240	259	(19)	(7)	720	776	(56)	(7)
Income before income tax expense	259	185	74	40	298	544	(246)	(45)
Income tax expense	52	40	12	30	71	119	(48)	(40)
Net income	$207	$145	$62	43%	$227	$425	$(198)	(47)%
Basic earnings per common share	$1.08	$.64	$.44	69%	$1.16	$1.81	$(.65)	(36)%
Diluted earnings per common share	$1.07	$.63	$.44	70%	$1.15	$1.79	$(.64)	(36)%
Dividends per common share	$.16	$.16	$—	—%	$.48	$.48	$—	—%

Consolidated Earnings Summary — GAAP Basis

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Net income was $207 million, or $1.07 diluted earnings per common share, compared with net income of $145 million, or $0.63 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•

Net interest income increased by $24 million, primarily as a result of an increase in FFELP Floor Income as a result of lower interest rates and the growth in the Private Education Refinance Loan portfolio, partially offset by the continued natural paydown of the FFELP and non-refinance Private Education Loan portfolios.

•	Provisions for loan losses decreased $50 million (see “Allowance for Loan Losses” for a discussion regarding the transition to CECL on January 1, 2020):
○	The provision for FFELP loan losses decreased $4 million.
○

The provision for Private Education Loan losses decreased $46 million. Provision of $10 million in third-quarter 2020 is primarily related to the origination of $1.3 billion of Private Education Loans.

•	Servicing revenue decreased $6 million primarily due to the natural paydown of the loan portfolio serviced for third parties.
•

Asset recovery and business processing revenue increased $2 million primarily as a result of revenue earned from contracts in which we were selected in second-quarter 2020 to support states in providing unemployment benefits and contact tracing services, which was partially offset by the natural decline of the Federal Education Loan segment contingent collections receivable inventory and the impact of COVID-19 on certain collection activities (temporary stoppage or other restrictions on certain collection/processing activity and lower volume in the transportation business).

•	Other income decreased $9 million primarily due to a $7 million decline in revenue related to the wind-down of certain transition services provided.
•

Net gains on derivative and hedging activities decreased $6 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of our Floor Income Contracts, basis swaps, foreign currency hedges and other derivative instruments during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

Excluding net regulatory-related expenses of $8 million and $7 million in the third quarters of 2020 and 2019, respectively, operating expenses were $224 million and $244 million in the third quarters of 2020 and 2019, respectively. The $20 million decrease was primarily a result of the decrease in the Federal Education Loan asset recovery revenue and transition services revenue discussed above as well as ongoing cost saving initiatives across the Company.

•

During the three months ended September 30, 2020 and 2019, the Company incurred $3 million and $2 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were primarily due to lease terminations and severance-related costs.

We repurchased 7.7 million and 9.7 million shares of our common stock during the third quarters of 2020 and 2019, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 34 million common shares (or 15%) from the year-ago period.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

Net income was $227 million, or $1.15 diluted earnings per common share, compared with net income of $425 million, or $1.79 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•

Net interest income increased by $18 million, primarily as a result of an increase in FFELP Floor Income as a result of lower interest rates and the growth in the Private Education Refinance Loan portfolio, which was partially offset by the continued natural paydown of the FFELP and non-refinance Private Education Loan portfolios.

•	Provisions for loan losses decreased $55 million (see “Allowance for Loan Losses” for a discussion regarding the transition to CECL on January 1, 2020):
○	The provision for FFELP loan losses decreased $10 million.
○

The provision for Private Education Loan losses decreased $45 million. Provision of $140 million in the current period is primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions.

•	Servicing revenue decreased $19 million primarily due to the natural paydown of the loan portfolio serviced for third parties.
•

Asset recovery and business processing revenue decreased $27 million primarily as a result of the natural decline of the Federal Education Loan segment contingent collections receivable inventory, the impact of COVID-19 on certain collection activities (temporary stoppage or other restrictions on certain collection/processing activity and lower volume in the transportation business) as well as Business Processing segment contract terminations and expirations that occurred in the second half of 2019. These decreases were partially offset by revenue earned from contracts in which we were selected in second-quarter 2020 to support states in providing unemployment benefits and contact tracing services.

•	Other income decreased $20 million primarily due to an $11 million decline in revenue related to the wind-down of certain transition services provided.
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
•

Net losses on derivative and hedging activities increased $234 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of our Floor Income Contracts, basis swaps, foreign currency hedges and other derivative instruments during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods. In particular, the net loss in the nine months ended September 30, 2020 was primarily related to the significant reduction in interest rates and resulting impact on the mark-to-market of the derivatives used to economically hedge FFELP Loan floor income that do not qualify for hedge accounting.

•

Excluding net regulatory-related costs of $13 million and $15 million in the nine months ended September 30, 2020 and 2019, respectively, operating expenses were $682 million and $734 million in the nine months ended September 30, 2020 and 2019, respectively. This $52 million decrease was primarily a result of the decrease in the Federal Education Loan asset recovery revenue and transition services revenue discussed above as well as ongoing cost saving initiatives across the Company. In addition, the nine months ended September 30, 2019, included $11 million of costs associated with proxy contest matters. Regulatory-related expenses in both the current and year-ago periods are net of $10 million insurance reimbursements for costs related to such matters.

•

Acquired intangible asset impairment and amortization expense decreased $7 million primarily as the result of the notice of termination of a contract in our government services reporting unit in the year-ago period which resulted in $4 million of impairment on the related intangible asset.

•

During the nine months ended September 30, 2020 and 2019, the Company incurred $9 million and $4 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were primarily due to severance-related costs.

We repurchased 30.6 million and 28.7 million shares of our common stock during the nine months ended September 30, 2020 and 2019, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 41 million common shares (or 17%) from the year-ago period.

Non-GAAP Financial Measures

In addition to financial results reported on a GAAP basis, Navient also provides certain performance measures which are non-GAAP financial measures.  The following non-GAAP financial measures are presented within this Earnings Release: (1) Core Earnings, (2) Adjusted Tangible Equity Ratio and (3) EBITDA for the Business Processing segment.

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

	Three Months Ended September 30, 2020
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$393	$350	$—	$—	$743	$31	$(14)	$17	$760
Other loans	—	—	—	—	—	—	—	—	—
Cash and investments	—	—	—	1	1	—	—	—	1
Total interest income	393	350	—	1	744	31	(14)	17	761
Total interest expense	232	161	—	30	423	7	(5)	2	425
Net interest income (loss)	161	189	—	(29)	321	24	(9)	15	336
Less: provisions for loan losses	4	10	—	—	14	—	—	—	14
Net interest income (loss) after provisions for loan losses	157	179	—	(29)	307	24	(9)	15	322
Other income (loss):
Servicing revenue	53	1	—	—	54	—	—	—	54
Asset recovery and business processing revenue	35	—	90	—	125	—	—	—	125
Other income (loss)	(1)	—	—	1	—	(24)	22	(2)	(2)
Total other income (loss)	87	1	90	1	179	(24)	22	(2)	177
Expenses:
Direct operating expenses	64	37	69	—	170	—	—	—	170
Unallocated shared services expenses	—	—	—	62	62	—	—	—	62
Operating expenses	64	37	69	62	232	—	—	—	232
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	5	5	5
Restructuring/other reorganization expenses	—	—	—	3	3	—	—	—	3
Total expenses	64	37	69	65	235	—	5	5	240
Income (loss) before income tax expense (benefit)	180	143	21	(93)	251	—	8	8	259
Income tax expense (benefit)(2)	43	33	5	(22)	59	—	(7)	(7)	52
Net income (loss)	$137	$110	$16	$(71)	$192	$—	$15	$15	$207

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2020
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$15	$—	$15
Total other income (loss)	(2)	—	(2)
Goodwill and acquired intangible asset impairment and amortization	—	5	5
Total Core Earnings adjustments to GAAP	$13	$(5)	8
Income tax expense (benefit)			(7)
Net income (loss)			$15

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended September 30, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$721	$437	$—	$—	$1,158	$2	$(17)	$(15)	$1,143
Other loans	—	—	—	—	—	—	—	—	—
Cash and investments	11	4	—	8	23	—	—	—	23
Total interest income	732	441	—	8	1,181	2	(17)	(15)	1,166
Total interest expense	588	242	—	42	872	(4)	(14)	(18)	854
Net interest income (loss)	144	199	—	(34)	309	6	(3)	3	312
Less: provisions for loan losses	8	56	—	—	64	—	—	—	64
Net interest income (loss) after provisions for loan losses	136	143	—	(34)	245	6	(3)	3	248
Other income (loss):
Servicing revenue	57	3	—	—	60	—	—	—	60
Asset recovery and business processing revenue	57	—	66	—	123	—	—	—	123
Other income (loss)	6	—	—	3	9	(6)	10	4	13
Total other income (loss)	120	3	66	3	192	(6)	10	4	196
Expenses:
Direct operating expenses	89	44	54	—	187	—	—	—	187
Unallocated shared services expenses	—	—	—	64	64	—	—	—	64
Operating expenses	89	44	54	64	251	—	—	—	251
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	6	6	6
Restructuring/other reorganization expenses	—	—	—	2	2	—	—	—	2
Total expenses	89	44	54	66	253	—	6	6	259
Income (loss) before income tax expense (benefit)	167	102	12	(97)	184	—	1	1	185
Income tax expense (benefit)(2)	39	23	3	(23)	42	—	(2)	(2)	40
Net income (loss)	$128	$79	$9	$(74)	$142	$—	$3	$3	$145

(1)	Core Earnings adjustments to GAAP:
	Three Months Ended September 30, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$3	$—	$3
Total other income (loss)	4	—	4
Goodwill and acquired intangible asset impairment and amortization	—	6	6
Total Core Earnings adjustments to GAAP	$7	$(6)	1
Income tax expense (benefit)			(2)
Net income (loss)			$3

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2020
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,430	$1,117	$—	$—	$2,547	$47	$(42)	$5	$2,552
Other loans	—	—	—	—	—	—	—	—	—
Cash and investments	7	3	—	5	15	—	—	—	15
Total interest income	1,437	1,120	—	5	2,562	47	(42)	5	2,567
Total interest expense	974	545	—	96	1,615	39	4	43	1,658
Net interest income (loss)	463	575	—	(91)	947	8	(46)	(38)	909
Less: provisions for loan losses	13	140	—	—	153	—	—	—	153
Net interest income (loss) after provisions for loan losses	450	435	—	(91)	794	8	(46)	(38)	756
Other income (loss):
Servicing revenue	158	5	—	—	163	—	—	—	163
Asset recovery and business processing revenue	126	—	211	—	337	—	—	—	337
Other income (loss)	8	—	—	9	17	(8)	(247)	(255)	(238)
Total other income (loss)	292	5	211	9	517	(8)	(247)	(255)	262
Expenses:
Direct operating expenses	217	109	180	—	506	—	—	—	506
Unallocated shared services expenses	—	—	—	189	189	—	—	—	189
Operating expenses	217	109	180	189	695	—	—	—	695
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	16	16	16
Restructuring/other reorganization expenses	—	—	—	9	9	—	—	—	9
Total expenses	217	109	180	198	704	—	16	16	720
Income (loss) before income tax expense (benefit)	525	331	31	(280)	607	—	(309)	(309)	298
Income tax expense (benefit)(2)	124	78	7	(66)	143	—	(72)	(72)	71
Net income (loss)	$401	$253	$24	$(214)	$464	$—	$(237)	$(237)	$227

(1)	Core Earnings adjustments to GAAP:
	Nine Months Ended September 30, 2020
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(38)	$—	$(38)
Total other income (loss)	(255)	—	(255)
Goodwill and acquired intangible asset impairment and amortization	—	16	16
Total Core Earnings adjustments to GAAP	$(293)	$(16)	(309)
Income tax expense (benefit)			(72)
Net income (loss)			$(237)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$2,258	$1,317	$—	$—	$3,575	$4	$(51)	$(47)	$3,528
Other loans	1	1	—	—	2	—	—	—	2
Cash and investments	41	13	—	21	75	—	—	—	75
Total interest income	2,300	1,331	—	21	3,652	4	(51)	(47)	3,605
Total interest expense	1,866	758	—	122	2,746	(2)	(30)	(32)	2,714
Net interest income (loss)	434	573	—	(101)	906	6	(21)	(15)	891
Less: provisions for loan losses	23	185	—	—	208	—	—	—	208
Net interest income (loss) after provisions for loan losses	411	388	—	(101)	698	6	(21)	(15)	683
Other income (loss):
Servicing revenue	174	8	—	—	182	—	—	—	182
Asset recovery and business processing revenue	165	—	199	—	364	—	—	—	364
Other income (loss)	22	1	—	12	35	(45)	26	(19)	16
Gains on sales of loans	—	16	—	—	16	—	—	—	16
Gaines on debt repurchases	—	—	—	47	47	39	(27)	12	59
Total other income (loss)	361	25	199	59	644	(6)	(1)	(7)	637
Expenses:
Direct operating expenses	270	117	165	—	552	—	—	—	552
Unallocated shared services expenses	—	—	—	197	197	—	—	—	197
Operating expenses	270	117	165	197	749	—	—	—	749
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	23	23	23
Restructuring/other reorganization expenses	—	—	—	4	4	—	—	—	4
Total expenses	270	117	165	201	753	—	23	23	776
Income (loss) before income tax expense (benefit)	502	296	34	(243)	589	—	(45)	(45)	544
Income tax expense (benefit)(2)	115	68	8	(56)	135	—	(16)	(16)	119
Net income (loss)	$387	$228	$26	$(187)	$454	$—	$(29)	$(29)	$425

(1)	Core Earnings adjustments to GAAP:
	Nine Months Ended September 30, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangible Assets	Total
Net interest income (loss) after provisions for loan losses	$(15)	$—	$(15)
Total other income (loss)	(7)	—	(7)
Goodwill and acquired intangible asset impairment and amortization	—	23	23
Total Core Earnings adjustments to GAAP	$(22)	$(23)	(45)
Income tax expense (benefit)			(16)
Net income (loss)			$(29)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Core Earnings net income	$192	$142	$464	$454
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	13	7	(293)	(22)
Net impact of goodwill and acquired intangible assets	(5)	(6)	(16)	(23)
Net income tax effect	7	2	72	16
Total Core Earnings adjustments to GAAP	15	3	(237)	(29)
GAAP net income	$207	$145	$227	$425

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Core Earnings derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$(2)	$4	$(255)	$(21)
Plus: Gains (losses) on fair value hedging activity included in interest expense	(3)	11	(18)	20
Total gains(losses)	(5)	15	(273)	(1)
Plus: Reclassification of settlement expense/(income) on derivative and hedging activities, net(1)	24	6	8	45
Mark-to-market gains (losses) on derivative and hedging activities, net(2)	19	21	(265)	44
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	(14)	(17)	(42)	(51)
Other derivative accounting adjustments(3)	8	3	14	(15)
Total net impact of derivative accounting	$13	$7	$(293)	$(22)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(31)	$(2)	$(47)	$(4)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	7	(4)	39	(2)
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	—	—	(39)
Total reclassifications of settlements on derivative and hedging activities	$(24)	$(6)	$(8)	$(45)

(2)	“Mark-to-market gains (losses) on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Floor Income Contracts	$32	$(6)	$(157)	$(52)
Basis swaps	(10)	12	2	10
Foreign currency hedges	(8)	8	7	69
Other	5	7	(117)	17
Total mark-to-market gains (losses) on derivative and hedging activities, net	$19	$21	$(265)	$44

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of September 30, 2020, derivative accounting has decreased GAAP equity by approximately $657 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Beginning impact of derivative accounting on GAAP equity	$(692)	$(249)	$(235)	$(34)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	35	(40)	(422)	(255)
Ending impact of derivative accounting on GAAP equity	$(657)	$(289)	$(657)	$(289)

(1)	Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Total pre-tax net impact of derivative accounting recognized in net income(2)	$13	$7	$(293)	$(22)
Tax and other impacts of derivative accounting adjustments	(1)	(2)	74	4
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	23	(45)	(203)	(237)
Net impact of net mark-to-market gains (losses) under derivative accounting	$35	$(40)	$(422)	$(255)

(2)  See “Core Earnings derivative adjustments” table above.

Hedging FFELP Loan Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into Core Earnings as of the respective year-ends are presented in the table below. These net premiums will be recognized in Core Earnings in future periods. As of September 30, 2020, the remaining amortization term of the net floor premiums was approximately 3 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, mark-to-market gains and losses on these hedges are recorded in accumulated other comprehensive income. Hedged Floor Income from these cash flow hedges that has not been recognized into Core Earnings and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in Core Earnings and GAAP in future periods and is presented net of tax. As of September 30, 2020, the remaining hedged period was approximately 5 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

(Dollars in millions)	September 30, 2020	September 30, 2019
Unamortized net Floor premiums, net of tax	$47	$88
Unrecognized hedged Floor Income related to pay-fixed interest rate swaps, net of tax	366	519
Total hedged Floor Income, net of tax(1)(2)	$413	$607

(1)	$540 million and $788 million on a pre-tax basis as of September 30, 2020 and September 30, 2019, respectively.
(2)

Of the $413 million as of September 30, 2020, approximately $47 million, $164 million and $106 million will be recognized as part of Core Earnings net income in the remainder of 2020, 2021 and 2022, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Core Earnings goodwill and acquired intangible asset adjustments	$(5)	$(6)	$(16)	$(23)

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

(Dollars in millions)	September 30, 2020	September 30, 2019
GAAP equity	$2,254	$3,240
Less:
Goodwill and acquired intangible assets	741	763
Equity held for FFELP Loans	298	330
Adjusted tangible equity	$1,215	$2,147
Divided by:
Total assets	$89,664	$96,553
Less:
Goodwill and acquired intangible assets	741	763
FFELP Loans	59,559	66,087
Adjusted tangible assets	$29,364	$29,703
Adjusted Tangible Equity Ratio(1)	4.1%	7.2%

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

(Dollars in millions)	September 30, 2020	September 30, 2019
Adjusted tangible equity (from above table)	$1,215	$2,147
Plus: ending impact of derivative accounting on GAAP equity	657	289
Pro forma adjusted tangible equity	$1,872	$2,436

Divided by: adjusted tangible assets (from above table)	$29,364	$29,703
Pro forma Adjusted Tangible Equity Ratio	6.4%	8.2%

3.   Earnings before Interest, Taxes, Depreciation and Amortization Expense (“EBITDA”)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses.  EBITDA for the Business Processing segment is calculated as:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Pre-tax income	$21	$12	$31	$34
Plus:
Depreciation and amortization expense(1)	2	1	4	4
EBITDA	$23	$13	$35	$38
Divided by:
Total revenue	$90	$66	$211	$199
EBITDA margin	25%	20%	17%	19%

(1)	There is no interest expense in this segment.

Reportable Segment Earnings Summary — Core Earnings Basis

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Interest income:
FFELP Loans	$393	$721	(45)%	$1,430	$2,258	(37)%
Other loans	—	—	—	—	1	(100)
Cash and investments	—	11	(100)	7	41	(83)
Total interest income	393	732	(46)	1,437	2,300	(38)
Total interest expense	232	588	(61)	974	1,866	(48)
Net interest income	161	144	12	463	434	7
Less: provision for loan losses	4	8	(50)	13	23	(43)
Net interest income after provision for loan losses	157	136	15	450	411	9
Other income:
Servicing revenue	53	57	(7)	158	174	(9)
Asset recovery and business processing revenue	35	57	(39)	126	165	(24)
Other income (loss)	(1)	6	(117)	8	22	(64)
Total other income	87	120	(28)	292	361	(19)
Direct operating expenses	64	89	(28)	217	270	(20)
Income before income tax expense	180	167	8	525	502	5
Income tax expense	43	39	10	124	115	8
Core Earnings	$137	$128	7%	$401	$387	4%
Highlights of the Quarter

•	Core Earnings increased 7% to $137 million compared to $128 million in the year-ago quarter.
•	Net interest income increased $17 million primarily due to an increase in unhedged floor income as a result of the decrease in interest rates.
•	Provision for loan losses decreased $4 million. See “Allowance for Loan Losses” for discussion regarding transition to CECL on January 1, 2020.
o

Charge-offs were $9 million, unchanged from third-quarter 2019. CECL requires the charge-offs to include the premium or discount related to defaulted loans which increased the third-quarter 2020 charge-offs by $3 million.

o	Delinquencies greater than 30 days were $4.5 billion compared with $5.6 billion in third-quarter 2019.
o

Forbearances were $8.1 billion, up $0.3 billion from $7.8 billion in pre-COVID-19 third-quarter 2019. Forbearances have declined by approximately $9 billion from the COVID-19 peak in second-quarter 2020.

•

Other revenue decreased $33 million primarily due to a $22 million decrease in asset recovery revenue, which was primarily a result of the natural decline in the contingent collections receivable inventory as well as the impact of COVID-19 on certain collection activities. In addition, there was a $7 million decline related to the wind-down of certain transition services provided.

•	Operating expenses were $25 million lower primarily as a result of the decrease in asset recovery volume and transition services discussed above as well as improvements in operating efficiencies.

Core Earnings key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Segment net interest margin	1.03%	.82%	.97%	.81%
FFELP Loans:
FFELP Loan spread	1.10%	.88%	1.04%	.88%
Provision for loan losses	$4	$8	$13	$23
Charge-offs	$9	$9	$40	$33
Charge-off rate	.07%	.06%	.11%	.08%
Greater than 30-days delinquency rate	9.3%	10.3%	9.3%	10.3%
Greater than 90-days delinquency rate	3.5%	5.8%	3.5%	5.8%
Forbearance rate	14.3%	12.6%	14.3%	12.6%
Average FFELP Loans	$60,695	$67,206	$62,238	$69,157
Ending FFELP Loans, net	$59,559	$66,087	$59,559	$66,087

(Dollars in billions)
Number of accounts serviced for ED (in millions)	5.6	5.7	5.6	5.7
Total federal loans serviced	$284	$289	$284	$289
Contingent collections receivables inventory	$13.0	$23.3	$13.0	$23.3

Segment Net Interest Margin

The following table includes the Core Earnings basis Federal Education Loans segment net interest margin along with reconciliation to the GAAP basis segment net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
FFELP Loan yield	1.98%	3.77%	2.40%	3.92%
Hedged Floor Income	.42	.44	.40	.42
Unhedged Floor Income	.18	.04	.27	.03
FFELP Loan net yield	2.58	4.25	3.07	4.37
FFELP Loan cost of funds	(1.48)	(3.37)	(2.03)	(3.49)
FFELP Loan spread	1.10	.88	1.04	.88
Other interest-earning asset spread impact	(.07)	(.06)	(.07)	(.07)
Core Earnings basis segment net interest margin(1)	1.03%	.82%	.97%	.81%

Core Earnings basis segment net interest margin(1)	1.03%	.82%	.97%	.81%
Adjustment for GAAP accounting treatment(2)	.01	(.03)	(.06)	(.02)
GAAP-basis segment net interest margin(1)	1.04%	.79%	.91%	.79%

(1)  The average balances of our FFELP Loan Core Earnings basis interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
FFELP Loans	$60,695	$67,206	$62,238	$69,157
Other interest-earning assets	1,861	2,108	1,875	2,386
Total FFELP Loan Core Earnings basis interest- earning assets	$62,556	$69,314	$64,113	$71,543

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income, the reversal of the amortization of premiums received on Floor Income Contracts, and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “Non-GAAP Financial Measures — Core Earnings” above.

The Company acquired $8.3 million of FFELP Loans in the third quarter of 2020. As of September 30, 2020, our FFELP Loan portfolio totaled $59.5 billion, comprised of $19.9 billion of FFELP Stafford Loans and $39.6 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of September 30, 2020 was 5 years and 7 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 9% and 5%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after September 30, 2020 and 2019, based on interest rates as of those dates.

(Dollars in billions)	September 30, 2020	September 30, 2019
Education loans eligible to earn Floor Income	$59.1	$65.5
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(27.0)	(29.8)
Less: economically hedged Floor Income	(17.7)	(20.8)
Education loans eligible to earn Floor Income after rebates and economically hedged	$14.4	$14.9
Education loans earning Floor Income	$9.2	$6.9

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period October 1, 2020 to December 31, 2024.

(Dollars in billions)	October 1, 2020 to December 31, 2020	2021	2022	2023	2024
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$17.4	$12.7	$11.1	$6.6	$.9

FFELP Provision for Loan Losses

The provision for FFELP Loan Losses was $4 million in third-quarter 2020, down $4 million from the year-ago quarter. See “Allowance for Loan Losses” for discussion regarding transition to CECL on January 1, 2020.

Servicing Revenue

Servicing revenue decreased $4 million from the year-ago quarter primarily due to the natural paydown of the loan portfolio serviced for third parties.

The Company services loans for approximately 5.6 million and 5.7 million customer accounts under its ED servicing contract as of September 30, 2020 and 2019, respectively. Third-party loan servicing fees in the three months ended September 30, 2020 and 2019 included $36 million and $37 million, respectively, of servicing revenue related to the ED servicing contract.

In June 2020, ED notified us that we were one of several entities selected to receive award of a Next Generation (“NextGen”) Financial Services Business Process Outsourcing (“BPO”) Contract. After careful analysis of the proposed contract and the differences between the proposed contract and the terms contained in the request for proposal, we determined that we could not accept the terms of the contract as presented and we notified ED of that decision. Subsequently, we filed a bid protest surrounding that contracting action by ED which was dismissed by the U.S. Government Accountability Office in early October. ED has also canceled the NextGen Enhanced Procession Solution procurement. Further, in October 2020, ED issued a new procurement for an interim servicing solution. At this time, we cannot predict the timing or terms or services of this procurement or what actions ED or our competitors may take in relation to the NextGen or other procurements. We are currently servicing under the contract with ED through December 2020, with ED having two 6-month extensions. ED has announced, but not formally issued, the first 6-month extension.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue decreased $22 million from the year-ago quarter, primarily as a result of the natural decline of the contingent collections receivable inventory as well as the impact of COVID-19 on certain collection activities (temporary stoppage or other restrictions on certain collection/processing activity and lower volume in the transportation business).

Operating Expenses

Operating expenses for the Federal Education Loans segment include costs incurred to acquire FFELP Loans and perform servicing and asset recovery activities on our FFELP Loan portfolio, federal education loans held by ED and other institutions. Expenses decreased $25 million primarily as a result of the decrease in asset recovery revenue and transition services discussed above as well as improvements in operating efficiencies.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Interest income:
Private Education Loans	$350	$437	(20)%	$1,117	$1,317	(15)%
Other loans	—	—	—	—	1	(100)
Cash and investments	—	4	(100)	3	13	(77)
Interest income	350	441	(21)	1,120	1,331	(16)
Interest expense	161	242	(33)	545	758	(28)
Net interest income	189	199	(5)	575	573	—
Less: provision for loan losses	10	56	(82)	140	185	(24)
Net interest income after provision for loan losses	179	143	25	435	388	12
Other income:
Servicing revenue	1	3	(67)	5	8	(38)
Other income	—	—	—	—	1	(100)
Gains on sales of loans	—	—	—	—	16	(100)
Total other income	1	3	(67)	5	25	(80)
Direct operating expenses	37	44	(16)	109	117	(7)
Income before income tax expense	143	102	40	331	296	12
Income tax expense	33	23	43	78	68	15
Core Earnings	$110	$79	39%	$253	$228	11%

Highlights of the Quarter

•	Originated $1.3 billion of Private Education Refinance Loans compared to $1.4 billion in the year-ago quarter.
•	Core Earnings increased 39% to $110 million compared to $79 million in the year-ago quarter.
•	Net interest income decreased $10 million primarily due to the natural paydown of the non-refinance loan portfolio.
•

Provision for loan losses decreased $46 million. See “Allowance for Loan Losses” for discussion regarding transition to CECL on January 1, 2020. Provision of $10 million in third-quarter 2020 primarily related to the origination of $1.3 billion of loans during the quarter. Private Education Loan performance results include:

o

Excluding the $23 million and $21 million, respectively, related to the change in the portion of the loan amount charged off at default, charge-offs were $40 million compared with $87 million in third-quarter 2019.

o	Private Education Loan delinquencies greater than 90 days: $135 million, down $353 million from $488 million in third-quarter 2019.
o	Private Education Loan delinquencies greater than 30 days: $499 million, down $530 million from $1.0 billion in third-quarter 2019.
o

Private Education Loan forbearances: $867 million, up $207 million from $660 million in pre-COVID-19 third-quarter 2019. Forbearances have declined by approximately $2.5 billion from the COVID-19 peak in second-quarter 2020.

•	Expenses were $7 million lower primarily due to improvements in operating efficiencies.

Core Earnings key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Segment net interest margin	3.24%	3.45%	3.25%	3.29%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.45%	3.67%	3.45%	3.52%
Provision for loan losses	$10	$56	$140	$185
Charge-offs(1)	$40	$87	$156	$267
Charge-off rate(1)	.75%	1.60%	1.00%	1.64%
Greater than 30-days delinquency rate	2.4%	4.8%	2.4%	4.8%
Greater than 90-days delinquency rate	.6%	2.3%	.6%	2.3%
Forbearance rate	4.0%	3.0%	4.0%	3.0%
Average Private Education Loans	$22,473	$22,205	$22,863	$22,474
Ending Private Education Loans, net	$21,289	$21,846	$21,289	$21,846
Private Education Refinance Loans:
Charge-offs	$2	$1	$6	$2
Greater than 90-days delinquency rate	—%	—%	—%	—%
Average Private Education Refinance Loans	$7,768	$4,778	$7,543	$4,229
Ending Private Education Refinance Loans, net	$7,873	$5,313	$7,873	$5,313
Private Education Refinance Loan originations	$1,288	$1,420	$3,416	$3,250

(1)

Excluding the $23 million and $21 million of charge-offs on the expected future recoveries of charged-off loans in third-quarters 2020 and 2019, respectively, that occurred as a result of changing the charge-off rate from 81% to 81.4% in third-quarter 2020 and from 80.5% to 81% in third-quarter 2019.

Segment Net Interest Margin

The following table shows the Core Earnings basis Consumer Lending segment net interest margin along with reconciliation to the GAAP basis segment net interest margin before provision for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Private Education Loan yield	6.19%	7.81%	6.52%	7.83%
Private Education Loan cost of funds	(2.74)	(4.14)	(3.07)	(4.31)
Private Education Loan spread	3.45	3.67	3.45	3.52
Other interest-earning asset spread impact	(.21)	(.22)	(.20)	(.23)
Core Earnings basis segment net interest margin(1)	3.24%	3.45%	3.25%	3.29%

Core Earnings basis segment net interest margin(1)	3.24%	3.45%	3.25%	3.29%
Adjustment for GAAP accounting treatment(2)	.12	.07	.08	.08
GAAP basis segment net interest margin(1)	3.36%	3.52%	3.33%	3.37%

(1)	The average balances of our Private Education Loan Core Earnings basis interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Private Education Loans	$22,473	$22,205	$22,863	$22,474
Other interest-earning assets	754	743	733	765
Total Private Education Loan Core Earnings basis interest-earning assets	$23,227	$22,948	$23,596	$23,239

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “Non-GAAP Financial Measures — Core Earnings” above.

As of September 30, 2020, our Private Education Loan portfolio totaled $21.3 billion. The weighted-average life of this portfolio as of September 30, 2020 was 5 years assuming a CPR of 11%.

Private Education Loan Provision for Loan Losses

Provision for loan losses decreased $46 million. See “Allowance for Loan Losses” for discussion regarding transition to CECL on January 1, 2020. Provision of $10 million in third-quarter 2020 primarily related to the origination of $1.3 billion of loans during the quarter.

Operating Expenses

Operating expenses for our Consumer Lending segment include costs incurred to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses were $7 million lower primarily due to improvements in operating efficiencies.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Business processing revenue	$90	$66	36%	$211	$199	6%
Direct operating expenses	69	54	28	180	165	9
Income before income tax expense	21	12	75	31	34	(9)
Income tax expense	5	3	67	7	8	(13)
Core Earnings	$16	$9	78%	$24	$26	(8)%

Highlights of the Quarter

•	Core Earnings increased 78% to $16 million compared to $9 million in the year-ago quarter.
•

Revenue increased $24 million, or 36%, primarily as a result of revenue earned from contracts in which we were selected in second-quarter 2020 to support states in providing unemployment benefits and contact tracing services. These increases were partially offset by the impact of COVID-19 (temporary stoppage or other restrictions on certain collection/processing activity and lower volume in the transportation business).

•	EBITDA was $23 million, up $10 million from the year-ago quarter. The increase in EBITDA is primarily the result of the revenue increase discussed above. The EBITDA margin increased to 25% from 20%.
•	Contingent collections receivables inventory increased 6% to $15.0 billion.

Key segment metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Revenue from government services	$56	$39	$133	$120
Revenue from healthcare services	34	27	78	79
Total fee revenue	$90	$66	$211	$199
EBITDA(1)	$23	$13	$35	$38
EBITDA Margin(1)	25%	20%	17%	19%
Contingent collections receivables inventory (in billions)	$15.0	$14.2	$15.0	$14.2

(1)	See “Non-GAAP Financial Measures – Earnings before Interest, Taxes, Depreciation and Amortization Expense (‘EBITDA’)” for an explanation and reconciliation of these metrics.

Other Segment

The following table presents Core Earnings results of our Other segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Net interest loss after provision for loan losses	$(29)	$(34)	(15)%	$(91)	$(101)	(10)%
Other income:
Other income	1	3	(67)	9	12	(25)
Gains on debt repurchases	—	—	—	—	47	(100)
Total other income	1	3	(67)	9	59	(85)
Expenses:
Unallocated shared services expenses:
Unallocated information technology costs	20	21	(5)	62	59	5
Unallocated corporate costs	42	43	(2)	127	138	(8)
Total unallocated shared services expenses	62	64	(3)	189	197	(4)
Restructuring/other reorganization expenses	3	2	50	9	4	125
Total expenses	65	66	(2)	198	201	(1)
Loss before income tax benefit	(93)	(97)	(4)	(280)	(243)	15
Income tax benefit	(22)	(23)	(4)	(66)	(56)	18
Core Earnings (loss)	$(71)	$(74)	(4)%	$(214)	$(187)	14%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The decrease in the net interest loss is primarily a result of a decrease in the cost of funds of the debt funding the corporate liquidity portfolio.

Unallocated Shared Services Expenses

Unallocated shared services expenses are comprised of costs primarily related to certain executive management, the board of directors, accounting, finance, legal, human resources, compliance and risk management, regulatory-related expenses, stock-based compensation expense, and information technology costs related to infrastructure and operations. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters. On an adjusted basis, expenses decreased $3 million. Adjusted expenses exclude $8 million and $7 million of regulatory-related expenses in the third quarters of 2020 and 2019, respectively.

Restructuring/Other Reorganization Expenses

During the third quarters of 2020 and 2019, the Company incurred $3 million and $2 million, respectively, of restructuring/other reorganization expense in connection with an effort to reduce costs and improve operating efficiency. The charges were due primarily to lease terminations and severance-related costs.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$60,695	2.69%	$67,206	4.16%	$62,238	3.08%	$69,157	4.27%
Private Education Loans	22,473	6.19	22,205	7.81	22,863	6.52	22,474	7.83
Other loans	3	12.01	5	3.24	6	9.49	35	8.74
Cash and investments	4,534	.07	4,499	2.02	4,272	.48	4,556	2.19
Total interest-earning assets	87,705	3.45%	93,915	4.92%	89,379	3.84%	96,222	5.01%
Non-interest-earning assets	2,198		3,308		2,515		3,398
Total assets	$89,903		$97,223		$91,894		$99,620
Average Liabilities and Equity
Short-term borrowings	$7,290	2.50%	$6,710	4.46%	$7,945	2.81%	$6,599	4.50%
Long-term borrowings	79,217	1.90	85,756	3.60	80,250	2.48	88,127	3.78
Total interest-bearing liabilities	86,507	1.95%	92,466	3.66%	88,195	2.51%	94,726	3.83%
Non-interest-bearing liabilities	1,198		1,491		1,324		1,504
Equity	2,198		3,266		2,375		3,390
Total liabilities and equity	$89,903		$97,223		$91,894		$99,620
Net interest margin		1.52%		1.32%		1.36%		1.24%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase	Change Due To
(Dollars in millions)	(Decrease)	Rate	Volume
Three Months Ended September 30, 2020 vs. 2019
Interest income	$(405)	$(329)	$(76)
Interest expense	(429)	(375)	(54)
Net interest income	$24	$46	$(22)
Nine Months Ended September 30, 2020 vs. 2019
Interest income	$(1,038)	$(798)	$(240)
Interest expense	(1,056)	(881)	(175)
Net interest income	$18	$83	$(65)

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net

	September 30, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$33	$—	$33	$13	$46
Grace, repayment and other(2)	20,130	39,693	59,823	22,367	82,190
Total(3)	20,163	39,693	59,856	22,380	82,236
Allowance for loan losses(3)	(199)	(98)	(297)	(1,091)	(1,388)
Total education loan portfolio	$19,964	$39,595	$59,559	$21,289	$80,848
% of total FFELP	34%	66%	100%
% of total	25%	49%	74%	26%	100%

	December 31, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$41	$—	$41	$19	$60
Grace, repayment and other(2)	21,387	42,666	64,053	23,303	87,356
Total, gross	21,428	42,666	64,094	23,322	87,416
Unamortized premium/(discount)	337	208	545	(617)	(72)
Receivable for partially charged-off loans	—	—	—	588	588
Allowance for loan losses	(42)	(22)	(64)	(1,048)	(1,112)
Total education loan portfolio	$21,723	$42,852	$64,575	$22,245	$86,820
% of total FFELP	34%	66%	100%
% of total	25%	49%	74%	26%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.
(3)

In connection with the adoption of CECL on January 1, 2020, (1) the $506 million premium and $498 million discount on the FFELP Loans and Private Education Loans, respectively, as of September 30, 2020, is now included as part of the respective loan balance for this disclosure and (2) the receivable for partially charged-off loans has been reclassified from the Private Education Loan balance to the allowance for loan loss. Both of these changes are prospective in nature as prior balances are not restated under CECL.

Average Education Loan Balances (net of unamortized premium/discount)

	Three Months Ended September 30, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$20,552	$40,143	$60,695	$22,473	$83,168
% of FFELP	34%	66%	100%
% of total	25%	48%	73%	27%	100%

	Three Months Ended September 30, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$22,772	$44,434	$67,206	$22,205	$89,411
% of FFELP	34%	66%	100%
% of total	25%	50%	75%	25%	100%

	Nine Months Ended September 30, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$21,064	$41,174	$62,238	$22,863	$85,101
% of FFELP	34%	66%	100%
% of total	25%	48%	73%	27%	100%

	Nine Months Ended September 30, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$23,517	$45,640	$69,157	$22,474	$91,631
% of FFELP	34%	66%	100%
% of total	25%	50%	75%	25%	100%

Education Loan Activity

	Three Months Ended September 30, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$20,353	$40,568	$60,921	$21,462	$82,383
Acquisitions (originations and purchases)	4	4	8	1,295	1,303
Capitalized interest and premium/discount amortization	204	197	401	54	455
Refinancings and consolidations to third parties	(222)	(316)	(538)	(142)	(680)
Repayments and other	(375)	(858)	(1,233)	(1,380)	(2,613)
Ending balance	$19,964	$39,595	$59,559	$21,289	$80,848

	Three Months Ended September 30, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$22,902	$45,054	$67,956	$21,564	$89,520
Acquisitions (originations and purchases)	15	23	38	1,439	1,477
Capitalized interest and premium/discount amortization	192	203	395	85	480
Refinancings and consolidations to third parties	(336)	(408)	(744)	(150)	(894)
Repayments and other	(559)	(999)	(1,558)	(1,092)	(2,650)
Ending balance	$22,214	$43,873	$66,087	$21,846	$87,933

	Nine Months Ended September 30, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$21,723	$42,852	$64,575	$22,245	$86,820
Acquisitions	14	13	27	3,446	3,473
Capitalized interest and premium/discount amortization	511	516	1,027	185	1,212
Refinancings and consolidations to third parties	(739)	(984)	(1,723)	(444)	(2,167)
Repayments and other	(1,545)	(2,802)	(4,347)	(4,143)	(8,490)
Ending balance	$19,964	$39,595	$59,559	$21,289	$80,848

	Nine Months Ended September 30, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$24,641	$47,612	$72,253	$22,245	$94,498
Acquisitions	68	94	162	3,285	3,447
Capitalized interest and premium/discount amortization	572	595	1,167	263	1,430
Refinancings and consolidations to third parties	(1,149)	(1,274)	(2,423)	(450)	(2,873)
Repayments and other	(1,918)	(3,154)	(5,072)	(3,497)	(8,569)
Ending balance	$22,214	$43,873	$66,087	$21,846	$87,933

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance

	FFELP Loan Delinquencies
	September 30, 2020		September 30, 2019
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,038		$3,383
Loans in forbearance(2)	8,102		7,810
Loans in repayment and percentage of each status:
Loans current	44,175	90.7%	48,785	89.7%
Loans delinquent 31-60 days(3)	1,876	3.9	1,656	3.0
Loans delinquent 61-90 days(3)	930	1.9	827	1.5
Loans delinquent greater than 90 days(3)	1,735	3.5	3,127	5.8
Total FFELP Loans in repayment	48,716	100%	54,395	100%
Total FFELP Loans, gross	59,856		65,588
FFELP Loan unamortized premium(4)	—		564
Total FFELP Loans	59,856		66,152
FFELP Loan allowance for losses	(297)		(65)
FFELP Loans, net	$59,559		$66,087
Percentage of FFELP Loans in repayment		81.4%		82.9%
Delinquencies as a percentage of FFELP Loans in repayment		9.3%		10.3%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		14.3%		12.6%

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
(4)

In connection with the adoption of CECL on January 1, 2020, the $506 million premium as of September 30, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure. This change is prospective in nature as prior balances are not restated under CECL.

Private Education Loan Portfolio Performance

Private Education Loan Delinquencies and Forbearance

	Private Education Loan Delinquencies
	September 30, 2020		September 30, 2019
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$507		$675
Loans in forbearance(2)	867		660
Loans in repayment and percentage of each status:
Loans current	20,507	97.6%	20,626	95.2%
Loans delinquent 31-60 days(3)	224	1.1	339	1.6
Loans delinquent 61-90 days(3)	140	.7	202	.9
Loans delinquent greater than 90 days(3)	135	.6	488	2.3
Total Private Education Loans in repayment	21,006	100%	21,655	100%
Total Private Education Loans, gross	22,380		22,990
Private Education Loan unamortized discount(4)	—		(646)
Total Private Education Loans	22,380		22,344
Private Education Loan receivable for partially charged-off loans(4)	—		603
Private Education Loan allowance for losses	(1,091)		(1,101)
Private Education Loans, net	$21,289		$21,846
Percentage of Private Education Loans in repayment		93.9%		94.2%
Delinquencies as a percentage of Private Education Loans in repayment		2.4%		4.8%
Loans in forbearance as a percentage of loans in repayment and forbearance		4.0%		3.0%
Percentage of Private Education Loans with a cosigner(5)		42%		50%

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
(4)

In connection with the adoption of CECL on January 1, 2020, (1) the $498 million discount as of September 30, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure and (2) the receivable for partially charged-off loans has been reclassified from the Private Education Loan balance to the allowance for loan loss. Both of these changes are prospective in nature as prior balances are not restated under CECL.

(5)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for both periods presented.

Allowance for Loan Losses

See “Note 1 – Significant Accounting Policies” for discussion of the adoption of CECL on January 1, 2020, and the related transition adjustment. The following table summarizes the activity in the allowance for loan losses during the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period (after transition adjustment to CECL)	$302	$1,098	$1,400	$324	$1,045	$1,369
Total provision	4	10	14	13	140	153
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(1)	—	(23)	(23)	—	(23)	(23)
Net charge-offs remaining(2)	(9)	(40)	(49)	(40)	(156)	(196)
Total charge-offs(2)	(9)	(63)	(72)	(40)	(179)	(219)
Decrease in expected future recoveries on charged-off loans(3)	—	46	46	—	85	85
Allowance at end of period	297	1,091	1,388	297	1,091	1,388
Plus: expected future recoveries on charged-off loans(3)	—	503	503	—	503	503
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$297	$1,594	$1,891	$297	$1,594	$1,891
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.07%	.75%		.11%	1.00%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.44%		—%	.15%
Allowance coverage of charge-offs(4)	8.8	6.4		5.6	6.7
Allowance as a percentage of the ending total loan balance(4)	.5%	7.1%		.5%	7.1%
Allowance as a percentage of the ending loans in repayment(4)	.6%	7.6%		.6%	7.6%
Ending total loans	$59,856	$22,380		$59,856	$22,380
Average loans in repayment	$47,597	$20,884		$48,065	$20,739
Ending loans in repayment	$48,716	$21,006		$48,716	$21,006

(1)

In third-quarter 2020, the portion of the loan amount charged off at default on our Private Education Loans increased from 81% to 81.4%. This change resulted in a $23 million reduction to the balance of the expected future recoveries on charged-off loans.

(2)

Charge-offs are reported net of expected recoveries. For Private Education Loans, at the time of charge-off, the expected recovery amount is transferred from the education loan balance to the allowance for loan loss and is referred to as the “expected future recoveries on charged-off loans.” For FFELP Loans, the recovery is received at the time of charge-off.

(3)

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

(Dollars in millions)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Receivable at beginning of period	$549	$588
Expected future recoveries of current period defaults	7	28
Recoveries	(28)	(84)
Charge-offs	(25)	(29)
Receivable at end of period	$503	$503
Change in balance during period	$(46)	$(85)

(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

The following table summarizes the activity in the allowance for loan losses for the year-ago periods.

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$67	$1,151	$1,218	$76	$1,201	$1,277
Total provision	8	56	64	23	185	208
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(1)	—	(21)	(21)	—	(21)	(21)
Net charge-offs remaining(2)	(9)	(87)	(96)	(33)	(267)	(300)
Total charge-offs(2)	(9)	(108)	(117)	(33)	(288)	(321)
Reclassification of interest reserve(3)	—	2	2	—	5	5
Loan sales	—	—	—	—	(1)	(1)
Allowance at end of period	$65	$1,101	$1,166	$65	$1,101	$1,166
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.06%	1.60%		.08%	1.64%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.39%		—%	.13%
Allowance coverage of charge-offs	1.9	2.6		1.5	2.9
Allowance as a percentage of the ending total loan balance	.10%	4.7%		.10%	4.7%
Allowance as a percentage of the ending loans in repayment	.12%	5.1%		.12%	5.1%
Ending total loans(4)	$65,588	$23,593		$65,588	$23,593
Average loans in repayment	$54,973	$21,549		$56,605	$21,819
Ending loans in repayment	$54,395	$21,655		$54,395	$21,655

(1)

In third-quarter 2019, the portion of the loan amount charged off at default on our Private Education Loans increased from 80.5% to 81%. This change resulted in a $21 million reduction to the balance of the receivable for partially charged-off loans in third-quarter 2019.

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

(Dollars in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Receivable at beginning of period	$640	$674
Expected future recoveries of current period defaults	18	56
Recoveries	(31)	(98)
Charge-offs	(24)	(29)
Receivable at end of period	$603	$603
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

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt that totaled $9.5 billion at September 30, 2020. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $1.8 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash, investments and unencumbered FFELP Loan and Private Education Refinance Loan portfolios, the predictable operating cash flows provided by operating activities ($816 million in the nine months ended September 30, 2020), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans. We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We purchased 7.7 million shares of common stock for $65 million in the third quarter of 2020. We have $600 million of remaining share repurchase authority as of September 30, 2020.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	September 30, 2020	December 31, 2019
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,775	$1,233
Unencumbered FFELP Loans	332	319
Unencumbered Private Education Refinance Loans	415	414
Total GAAP and Core Earnings basis	$2,522	$1,966

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Sources of primary liquidity:
Total unrestricted cash and liquid investments	$1,601	$1,409	$1,356	$1,192
Unencumbered FFELP Loans	329	300	297	475
Unencumbered Private Education Refinance Loans	640	594	585	698
Total GAAP and Core Earnings basis	$2,570	$2,303	$2,238	$2,365

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan asset-backed commercial paper (“ABCP”) facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of September 30, 2020 and 2019, the maximum additional capacity under these facilities was $122 million and $1.4 billion, respectively. For the three months ended September 30, 2020 and 2019, the average maximum additional capacity under these facilities was $279 million and $1.2 billion, respectively. For the nine months ended September 30, 2020 and 2019, the average maximum additional capacity under these facilities was $462 million and $1.2 billion, respectively. As of September 30, 2020, the maturity dates of these facilities ranged from November 2020 to April 2022.

Liquidity may also be available from our Private Education Loan ABCP facilities. Maximum borrowing capacity under the Private Education Loan-other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered Private Education Loans. As of September 30, 2020 and 2019, the maximum additional capacity under these facilities was $2.2 billion and $306 million, respectively. For the three months ended September 30, 2020 and 2019, the average maximum additional capacity under these facilities was $2.2 billion and $1.2 billion, respectively. For the nine months ended September 30, 2020 and 2019, the average maximum additional capacity under these facilities was $1.4 billion and $1.2 billion, respectively. As of September 30, 2020, the maturity dates of these facilities ranged from October 2020 to December 2021. In October 2020, the maturity date of the facility that matured in October 2020 was extended to October 2021.

At September 30, 2020, we had a total of $6.3 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $2.9 billion principal of our unencumbered tangible assets of which $2.6 billion and $0.3 billion related to Private Education Loans and FFELP Loans, respectively. In addition, as of September 30, 2020, we had $6.0 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Since the fourth quarter of 2015, we have closed on $4.3 billion of Private Education Loan ABS Repurchase Facilities. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

For further discussion of our various sources of liquidity, our access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6 — Borrowings” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table reconciles encumbered and unencumbered assets and their net impact on GAAP total tangible equity.

(Dollars in billions)	September 30, 2020	December 31, 2019
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$3.8	4.3
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	2.2	3.2
Tangible unencumbered assets(1)	6.4	5.6
Senior unsecured debt	(9.5)	(9.5)
Mark-to-market on unsecured hedged debt(2)	(.8)	(.4)
Other liabilities, net	(.6)	(.6)
Total tangible equity — GAAP Basis(1)	$1.5	$2.6

(1)	At September 30, 2020 and December 31, 2019, excludes goodwill and acquired intangible assets, net, of $741 million and $757 million, respectively.
(2)

At September 30, 2020 and December 31, 2019, there were $708 million and $332 million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).

Third-Quarter 2020 Financing Transactions

During the third-quarter 2020, Navient issued $1.6 billion in Private Education Loan ABS and $771 million in FFELP ABS.

Shareholder Distributions

During the third-quarter 2020, we paid $31 million in common stock dividends ($0.16 per share).

We repurchased 7.7 million shares of common stock for $65 million in the third quarter of 2020. There is $600 million of remaining share repurchase authority outstanding at September 30, 2020.

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

The table below highlights exposure related to our derivative counterparties at September 30, 2020.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$14	$12
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	84%	—%

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

Ending Balances

	September 30, 2020			December 31, 2019
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,780	$7,709	$9,489	$1,052	$8,461	$9,513
Total unsecured borrowings	1,780	7,709	9,489	1,052	8,461	9,513
Secured borrowings:
FFELP Loan securitizations(2)	—	55,354	55,354	72	59,735	59,807
Private Education Loan securitizations(3)	1,297	13,499	14,796	2,120	11,430	13,550
FFELP Loan ABCP facilities	2,304	843	3,147	2,783	617	3,400
Private Education Loan ABCP facilities	1,358	1,276	2,634	2,114	1,513	3,627
Other(4)	328	—	328	338	—	338
Total secured borrowings	5,287	70,972	76,259	7,427	73,295	80,722
Core Earnings basis borrowings	7,067	78,681	85,748	8,479	81,756	90,235
Adjustment for GAAP accounting treatment	11	456	467	4	(41)	(37)
GAAP basis borrowings	$7,078	$79,137	$86,215	$8,483	$81,715	$90,198

(1)

Includes principal amount of $1.8 billion and $1.1 billion of short-term debt as of September 30, 2020 and December 31, 2019, respectively. Includes principal amount of $7.8 billion and $8.5 billion of long-term debt as of September 30, 2020 and December 31, 2019, respectively.

(2)

Includes $0 million and $72 million of short-term debt related to the FFELP Loan ABS repurchase facilities (“FFELP Loan Repurchase Facilities”) as of September 30, 2020 and December 31, 2019, respectively. Includes $133 million and $231 million of long-term debt related to the FFELP Loan Repurchase Facilities as of September 30, 2020 and December 31, 2019, respectively.

(3)

Includes $1.3 billion and $2.1 billion of short-term debt related to the Private Education Loan ABS repurchase facilities (“Private Education Loan Repurchase Facilities”) as of September 30, 2020 and December 31, 2019, respectively. Includes $260 million and $194 million of long-term debt related to the Private Education Loan Repurchase Facilities as of September 30, 2020 and December 31, 2019, respectively.

(4)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Secured borrowings comprised 89% of our Core Earnings basis debt outstanding at September 30, 2020 and December 31, 2019.

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$9,489	4.62%	$10,504	6.62%	$9,597	5.19%	$11,046	6.76%
Total unsecured borrowings	9,489	4.62	10,504	6.62	9,597	5.19	11,046	6.76
Secured borrowings:
FFELP Loan securitizations(1)	56,259	1.34	61,638	3.22	57,525	1.89	63,306	3.33
Private Education Loan securitizations(2)	14,500	2.69	14,180	4.03	14,034	3.00	13,817	4.19
FFELP Loan ABCP facilities	3,166	1.15	4,011	3.29	3,322	1.79	4,370	3.48
Private Education Loan ABCP facilities	2,745	2.39	1,772	3.62	3,369	2.68	1,889	3.91
Other(3)	348	.29	361	3.28	348	.80	298	4.01
Total secured borrowings	77,018	1.62	81,962	3.37	78,598	2.11	83,680	3.50
Core Earnings basis borrowings	$86,507	1.95%	$92,466	3.74%	$88,195	2.45%	$94,726	3.88%

Core Earnings basis borrowings	$86,507	1.95%	$92,466	3.74%	$88,195	2.45%	$94,726	3.88%
Adjustment for GAAP accounting treatment	—	—	—	(.08)	—	.06	—	(.05)
GAAP basis borrowings	$86,507	1.95%	$92,466	3.66%	$88,195	2.51%	$94,726	3.83%

(1)

Includes $267 million and $289 million of debt related to the FFELP Loan Repurchase Facilities for the three months ended September 30, 2020 and 2019 and $292 million and $283 million for the nine months ended September 30, 2020 and 2019, respectively.

(2)

Includes $1.6 billion and $2.7 billion of debt related to the Private Education Loan Repurchase Facilities for the three months ended September 30, 2020 and 2019, respectively and $1.9 billion and $2.7 billion nine months ended September 30, 2020 and 2019, respectively.

(3)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). A discussion of our critical accounting policies, which includes the allowance for loan losses, premium and discount amortization related to our loan portfolio, goodwill and intangible assets, and fair value measurement can be found in our 2019 Form 10-K. There were no significant changes to these critical accounting policies during the first nine months of 2020 except for the adoption of CECL which materially changed our allowance for loan loss, as discussed below. We have also provided discussion below on how COVID-19 impacted the Allowance for loan loss as of September 30, 2020, as well as how COVID-19 was considered in our assessment of goodwill impairment as of September 30, 2020. See “Note 8 – Fair Value Measurements” for a discussion on COVID-19’s impact on fair values as of September 30, 2020.

Allowance for Loan Losses

On January 1, 2020 we adopted CECL.  See “Note 1 – Significant Accounting Policies” for a discussion of our accounting policy under CECL and the related transition adjustment as of the January 1, 2020 adoption. See “Note 2 – Allowance for Loan Losses” for the impact of CECL in the first nine months of 2020.

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

•

The forecasted economic conditions used in our modeling of expected losses are provided by a third party. The primary economic metrics we use in the economic forecast are unemployment, GDP, interest rates, consumer loan delinquency rates and consumer income. Several forecast scenarios are provided which represent the baseline economic expectations as well as favorable and adverse scenarios. We analyze and evaluate the alternative scenarios for reasonableness and determine the appropriate weighting of these alternative scenarios based upon the current economic conditions and our view of the likelihood and risks of the alternative scenarios.

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

•

Once our loss model calculations are performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be made. These adjustments may include, but are not limited to, changes in lending and servicing and collection policies and practices as well as the effect of other external factors such as legal or regulatory requirements.

We included an increase in the June 30, 2020 and March 31, 2020 allowance for loan losses due to COVID-19 (see “Navient’s Response to COVID-19” for further discussion of COVID-19). There was no increase in the September 30, 2020 allowance for loan losses due to COVID-19 as we believe there was not a significant change in the credit quality of the portfolio or in the current and forecasted economic conditions since the prior quarter. These conclusions and adjustments were based on an evaluation of current and forecasted economic conditions directly taking into consideration the negative impact of COVID-19 on the U.S. economy. We evaluated and considered several forecasted economic scenarios when making these conclusions and adjustments. We also considered the characteristics of our loan portfolio and its expected behavior in the forecasted economic scenarios. If future economic conditions as a result of COVID-19 are significantly worse than what was assumed as a part of this assessment, specifically related to the severity and length of the downturn and subsequent recovery, it could result in additional allowance for loan loss being recorded in future periods.

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

Goodwill

Navient tests goodwill as of October 1 each year or at interim dates if an event occurs or circumstances exist such that it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value (the “qualitative test”).  Such an event or circumstance is a triggering event. If it is concluded that a triggering event has occurred at an interim date, a quantitative impairment test must be performed. Beginning in the latter half of the first quarter, COVID-19 created significant disruption in the U.S. economy (see “Navient’s Response to COVID-19” for further discussion of COVID-19). In addition to a significant decline in Navient’s stock price, the pandemic and restrictions aimed at limiting the spread of COVID-19, such as social distancing, impacted the macroeconomic conditions which impact our reporting units with goodwill, the industry and markets in which these reporting units operate, their cost structures and, to some degree, their expected 2020 financial performance. As a result, we assessed whether a triggering event occurred as of September 30, 2020, June 30, 2020 and March 31, 2020.

We assessed relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of an individual reporting unit is less than its carrying value. We considered the amount of excess fair values over the carrying values of each reporting unit as of October 1, 2019 when we last performed a quantitative goodwill impairment test. The concluded fair values of the reporting units at October 1, 2019 were substantially in excess of their carrying amounts. Additionally, fair values resulting from sensitivity analyses factoring in more conservative discount rates and growth rates for each reporting unit also yielded fair values in excess of the carrying values of each reporting unit.

Despite COVID-19, the outlook and associated long-term cash flow projections of our FFELP Loans, Private Education Loans-Legacy, and Federal Education Loan Servicing reporting units have not changed significantly since our 2019 assessment. For the Private Education Loan Refinance reporting unit, we considered origination volume and the demand for its refinance loan products as well as Navient’s strong liquidity position and ability to issue Private Education Loan ABS comprised entirely of the reporting unit’s refinance loans albeit at a higher cost of funds. For Government and Healthcare Services, we also considered the short and long-term outlook for these businesses which includes the temporary stoppage of certain collection and processing activity and lower volume in the transportation business but also considering that no contracts have been terminated due to COVID-19 and significant additional contracts were acquired in 2020 to implement programs under the CARES Act and perform contact tracing services. The revenue from these new contracts more than offset the decline in other revenue from COVID-19 in third-quarter 2020. Based on these qualitative factors, we concluded that it is not “more-likely-than-not” that the fair value of an individual reporting unit is less than its carrying value, and as a result, COVID-19 and its impact to Navient’s individual reporting units as we currently perceive them do not constitute a triggering event. If future economic conditions as a result of COVID-19 are significantly worse than what was assumed as a part of this assessment, specifically related to the severity and length of the downturn and subsequent recovery, it could result in potential impairment of goodwill in future periods.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at September 30, 2020 and December 31, 2019, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months. There is the possibility that the Federal Reserve may use negative interest rates if economic conditions warrant which could potentially affect the success of our asset and liability management activities and negatively affect our financial condition and results of operations.

	As of September 30, 2020 Impact on Annual Earnings If:		As of September 30, 2019 Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities(1)	$(56)	$14	$(53)	$75
Mark-to-market gains (losses) on derivative and hedging activities	127	(180)	67	(190)
Increase (decrease) in income before taxes	$71	$(166)	$14	$(115)
Increase (decrease) in net income after taxes	$55	$(128)	$11	$(89)
Increase (decrease) in diluted earnings per common share	$.29	$(.67)	$.05	$(.40)

(1)  If decreasing interest rates by 100 basis points results in a negative interest rate, we assume the interest rate is 0% for this disclosure (as opposed to being a negative interest rate).

	At September 30, 2020
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$82,760	$(452)	(1)%	$689	1%
Other earning assets	4,525	—	—	—	—
Other assets	4,291	(276)	(6)	328	8
Total assets gain/(loss)	$91,576	$(728)	(1)%	$1,017	1%
Liabilities
Interest-bearing liabilities	$84,421	$(385)	—%	$419	—%
Other liabilities	1,184	(310)	(26)	404	34
Total liabilities (gain)/loss	$85,605	$(695)	(1)%	$823	1%

	At December 31, 2019
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$87,462	$(277)	—%	$449	1%
Other earning assets	3,992	—	—	—	—
Other assets	4,091	(45)	(1)	297	7
Total assets gain/(loss)	$95,545	$(322)	—%	$746	1%
Liabilities
Interest-bearing liabilities	$89,815	$(411)	—%	$445	—%
Other liabilities	1,356	(67)	(5)	417	31
Total liabilities (gain)/loss	$91,171	$(478)	(1)%	$862	1%

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

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our fixed rate assets being funded with variable rate liabilities. Both items will generally cause income to decrease when interest rates increase and income to increase when interest rates decrease. The decrease in income in both periods when interest rates increase 100 basis points is due primarily to item (i) above. The increase in income in both periods when interest rates decrease 100 basis points is due primarily to item (i) above also. The relative changes in the impacts between 2020 and 2019 related to a decrease in interest rates are primarily a result of interest rates being significant lower in 2020 compared to 2019, as well as 2019 having annual reset floor income being earned on FFELP Stafford Loans whereas in 2020 annual reset floor income is not being earned.

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in 2020 and 2019 is primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. In 2020 and 2019 the mark to market gains (losses) are primarily related to derivatives that don’t qualify for hedge accounting that are used to economically hedge floor income as well as the origination of fixed rate Private Education Refinance loans.  As a result of not qualifying for hedge accounting there is not an offsetting mark to market of the hedged item in this analysis.  The mark to market gains (losses) where interest rates increase 100 basis points are significantly higher in 2020 than 2019 as a result of interest rates being significantly lower in 2020 than 2019 resulting in a significant increase in the amount of floor income.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2020. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.9	$—	$2.9
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	1.9	—	1.9
Prime	monthly	7.0	—	7.0
3-month LIBOR	quarterly	.4	27.4	(27.0)
3-month LIBOR(2)	monthly	—	1.1	(1.1)
3-month LIBOR(2)	daily	—	.1	(.1)
1-month LIBOR	monthly	4.4	33.7	(29.3)
1-month LIBOR	daily	56.4	—	56.4
Non-Discrete reset(2)(3)	monthly	—	7.1	(7.1)
Non-Discrete reset(4)	daily/weekly	4.5	.3	4.2
Fixed Rate(5)		11.8	20.0	(8.2)
Total		$89.7	$89.7	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding includes loan repurchase facilities.
(3)	Funding consists of auction rate ABS and ABCP facilities.
(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Core Earnings Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.9	$—	$2.9
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	1.9	—	1.9
Prime	monthly	7.0	—	7.0
3-month LIBOR	quarterly	.4	11.4	(11.0)
3-month LIBOR(2)	monthly	—	1.1	(1.1)
3-month LIBOR(2)	daily	—	.1	(.1)
1-month LIBOR	monthly	4.4	50.2	(45.8)
1-month LIBOR	daily	56.4	—	56.4
Non-Discrete reset(2)(3)	monthly	—	7.1	(7.1)
Non-Discrete reset(4)	daily/weekly	4.5	.3	4.2
Fixed Rate(5)		11.4	19.1	(7.7)
Total		$89.3	$89.3	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding includes loan repurchase facilities.
(3)	Funding consists of auction rate ABS and ABCP facilities.
(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at September 30, 2020.

(Averages in Years)	Weighted Average Life
Earning assets
Education loans	6.1
Other loans	2.7
Cash and investments	.1
Total earning assets	5.8
Borrowings
Short-term borrowings	.3
Long-term borrowings	5.9
Total borrowings	5.5

 Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2020. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

We and our subsidiaries and affiliates are subject to various claims, lawsuits and other actions that arise in the normal course of business. We believe that these claims, lawsuits and other actions will not, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations, except as otherwise disclosed. Most of these matters are claims including individual and class action lawsuits against our servicing or business processing subsidiaries alleging the violation of state or federal laws in connection with servicing or collection activities on education loans and other debts.

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

The Company has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws including the Telephone Consumer Protection Act (“TCPA”), the Consumer Financial Protection Act of 2010 (“CFPA”), the Fair Credit Reporting Act (“FCRA”), the Fair Debt Collection Practices Act (“FDCPA”) and various other state consumer protection laws. The Company denies the allegations and intends to vigorously defend these claims. The Company has also been named as a defendant in putative class actions alleging violations of various state and federal consumer protection laws related to borrowers and the Public Service Loan Forgiveness program, each of which has been dismissed, withdrawn or settled.

At this point in time, the Company is unable to anticipate the timing of a resolution or the impact that these legal proceedings discussed above may have on the Company’s consolidated financial position, liquidity, results of operations or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

In January 2017, the Consumer Financial Protection Bureau (the “CFPB”) and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the CFPA, FCRA, FDCPA and various state consumer protection laws. In October 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC (“Solutions”), containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The Attorneys General for the States of California, Mississippi and, in October 2020, New Jersey have also initiated similar actions against the Company and certain subsidiaries alleging violations of various state and federal consumer protection laws based upon similar alleged acts or failures to act. We refer to the Illinois, Pennsylvania, Washington, California, Mississippi and New Jersey Attorneys General collectively as the “State

Attorneys General.” In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. As the Company has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, unannounced servicing standards applied retroactively only against one servicer, and that the allegations are false. We therefore have denied these allegations and are vigorously defending against the allegations in each of these cases. For additional information on these civil actions, please refer to section entitled “Regulatory Matters” below. At this point in time, it is reasonably possible that a loss contingency exists; however, the Company is unable to anticipate the timing of a resolution or the impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient  agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions, and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for these specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. We expect these various indemnification claims to be resolved at a future date as the cases move toward conclusion. Navient has no reserves related to indemnification matters with SLM BankCo as of September 30, 2020.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2020.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 — July 31, 2020	—	$—	—	$665
August 1 — August 31, 2020	1.5	8.91	1.5	$652
September 1 — September 30, 2020	6.2	8.31	6.2	$600
Total third-quarter 2020	7.7	$8.42	7.7

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

The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2020 was $8.45.

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

NAVIENT CORPORATION (Registrant)
By:	/s/ JOE FISHER
Joe Fisher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 30, 2020