Form 10-K
period 2020-12-31
NAVIENT CORP
filed 2021-02-26
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-36228

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2020 was $1.3 billion (based on closing sale price of $7.03 per share as reported for the NASDAQ Global Select Market).

As of January 31, 2021, there were 183,771,633 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement (the “2021 Proxy Statement”) relating to the Registrant’s 2021 Annual Meeting of Shareholders, to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

Organization of Our Form 10-K

The order and presentation of content in our Form 10-K differs from the traditional Securities and Exchange Commission (SEC) Form 10-K format. Our format is designed to improve readability and to better present how we organize and manage our business. See Appendix B, "Form 10-K Cross-Reference Index" for a cross-reference index to the traditional SEC Form 10-K format.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Annual Report on Form 10-K contains “forward-looking” statements and other information that is based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “may,” “could,” “should,” “goals,” or “target.” Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties are discussed more fully under “Risk Factors” and include, but are not limited to the following:

•	the continuing impacts of the COVID-19 pandemic and related risks;
•	the economic conditions and the creditworthiness of third parties;
•	increased defaults on education loans held by us;
•	the cost and availability of funding in the capital markets;
•	the transition away from the LIBOR reference rate to an alternative reference rate;
•

higher or lower than expected prepayments of loans could change the expected net interest income we receive or cause the bonds issued by a securitization trust to be paid at a differently speed than anticipated;

•	our unhedged Floor Income is dependent on the future interest rate environment and therefore is variable;
•	a reduction in our credit ratings;
•	adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact us;
•	the interest rate characteristics of our assets do not always match those of our funding arrangements;
•	our use of derivatives exposes us to credit and market risk;
•	our ability to continually and effectively align our cost structure with our business operations;
•	a failure of our operating systems, infrastructure or information technology systems;
•	failure by any third party providing us material services or products or a breach or violation of law by one of these third parties;
•	changes to applicable laws, rules, regulations and government policies and expanded regulatory and governmental oversight;
•	our work with government clients exposes us to additional risks inherent in the government contracting environment;
•	shareholder activism;
•	federal funding constraints and spending policy changes may result in disruption of federal payments for services we provide to the government;
•	shareholders’ percentage ownership in Navient may be diluted in the future;
•	reputational risk and social factors;
•	obligations owed to parties under various transaction agreements that were executed as part of the spin-off of Navient from SLM Corporation (the Spin-Off); and
•	acquisitions or strategic investments that we pursue.

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

AVAILABLE INFORMATION

Our website address is www.navient.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are filed with the Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Copies of these reports, as well as any amendments to these reports, are available free of charge through our website at www.navient.com/investors, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

In addition, copies of our Board Governance Guidelines, Code of Business Conduct (which includes the code of ethics applicable to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and the governing charters for each committee of our Board of Directors are available free of charge on our website at www.navient.com/investors/corporate_governance, as well as in print to any shareholder upon request. We intend to disclose any amendments to or waivers from our Code of Business Conduct (to the extent applicable to our Principal Executive Officer or Principal Financial Officer) by posting such information on our website.

Information contained or referenced on the foregoing websites is not incorporated by reference into and does not form a part of this Annual Report on Form 10-K. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

USE OF NON-GAAP FINANCIAL MEASURES

We prepare financial statements and present financial results in accordance with GAAP. However, we also evaluate our business segments and present financial results on a basis that differs from GAAP. We refer to this different basis of presentation as Core Earnings, which is a non-GAAP financial measure. We provide this Core Earnings basis of presentation on a consolidated basis and for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also include this information in our presentations with credit rating agencies, lenders and investors. Because our Core Earnings basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide Core Earnings disclosures in the notes to our consolidated financial statements for our business segments.

In addition to Core Earnings, we present the following non-GAAP financial measures: Tangible Equity, Adjusted Tangible Equity Ratio, Pro forma Adjusted Tangible Equity Ratio, and Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA) (for the Business Processing segment). See “Management’s Discussion and Analysis – Non-GAAP Financial Measures” for a further discussion and a complete reconciliation between GAAP net income and Core Earnings.

Overview and Fundamentals of Our Business

Navient is a leading provider of education loan management and business processing solutions for education, healthcare, and government clients at the federal, state, and local levels. We help our clients and millions of Americans achieve success through technology-enabled financing, services and support.

With a focus on data-driven insights, service, compliance and innovative support, Navient’s business consists of:

•	Federal Education Loans

We own a portfolio of $58.3 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We service and provide asset recovery services on this portfolio and for third parties, deploying data-driven approaches to support the success of our customers.

We service federal education loans for approximately 5.6 million customers on behalf of the U.S. Department of Education (ED). Our flexible and scalable infrastructure manages large volumes of complex transactions with continued customer experience and efficiency improvements.

•	Consumer Lending

We own, service and originate Private Education Loans that enable students to pursue higher education and economic opportunities. Our $21.1 billion private loan portfolio demonstrates high customer success rates. Our loan origination business assists borrowers in refinancing their education loan debt and supports students and families in financing their higher education. In 2020, we originated $4.6 billion in Private Education Loans.

•	Business Processing

We provide business processing solutions to a variety of public sector and health care organizations. We support over 500 clients – and their millions of clients, patients, and citizens – through a suite of solutions that leverages our scale, technology and customer experience expertise. Our data driven solutions enable our clients to focus on their missions and optimize their cash flow, and they enable individuals to successfully navigate complex programs, transactions, and decisions.

Superior Operational Performance with a Strong Customer Service and Compliance Commitment

We help our customers — both individuals and institutions — navigate the path to financial success through proactive service and innovative solutions.

•

Scalable, data-driven solutions. Annually, we support tens of millions of people to conduct hundreds of millions of transactions and interactions. Designed using configurable architecture, our systems are built for scale and rapid implementation. We harness the power of data to build tailored programs that optimize our clients’ results.

For example, in our education loan segments, we support approximately 10 million borrowers to navigate their path to successful repayment. We leverage our multichannel communication platform, predictive analytics, and decades of insight to stay in touch with borrowers and address challenges that may arise. As the COVID-19 pandemic hit, we quickly implemented payment relief options for millions of borrowers.

In our Business Processing segment, using cloud-based solutions, we rapidly staffed, trained, and activated several call centers of thousands of remote staff for states needing urgent support during the COVID-19 pandemic.

Across all our businesses, we use real-time dashboards and data visualization tools to monitor performance metrics and identify, track, and address trends and opportunities.

•	Simplify complex processes. On our clients’ behalf, we help individuals successfully navigate a broad spectrum of complex transactions.

For example, our staff and systems strive to streamline and simplify the student loan repayment process, so borrowers can more easily understand their available choices and make informed decisions for their situation. We simplified the government’s process for enrolling in federal income-driven repayment plans by creating an agent-assisted e-sign enrollment process, greatly increasing completion.

•

Improve customer experience and success. We continually make enhancements in an effort to improve customer experience, drawing from a variety of inputs including customer surveys, research panels, analysis of customer inquiries, transactions and activities, and complaint data, and regulator commentary. Across our businesses, our customer-facing representatives are trained and measured to provide empathetic, accurate support.

o

Repayment plan education and outreach: We help federal student loan borrowers understand the wide range of repayment options so they can make informed choices about the plans that align with their financial circumstances and goals. We continue to lead in enrolling customers in affordable repayment plans.

o

Advocating for enhancements to student loans: Navient has been a leader in recommending policy reforms that would enhance the student loan outcomes. For example, we have recommended improving financial literacy before borrowing, simplifying federal loan repayment options and encouraging college completion — reforms that we believe would make a meaningful difference for millions of Americans.

o

Office of the Customer Advocate: Our Office of the Customer Advocate, established in 1997, offers escalated assistance to customers. We are committed to working with customers and appreciate customer comments, which, combined with our own customer communication channels, help us improve the ways we assist our customers.

o

Private loan modification program: In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of December 31, 2020, approximately $950 million of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

o

Serving military customers: Navient was the first student loan servicer to launch a dedicated military benefits customer service team, website (Navient.com/military), and toll-free number. Navient’s military benefits team supports service members and their families to access the benefits designed for them, including interest rate benefits, deferment and other options.

o	Financial literacy: We also continue to offer free resources to help customers and the general public build knowledge on personal finance topics, including videos, articles and online tools.

•

Commitment to compliance. Our rigorous compliance posture ensures adherence with laws and regulations and helps protect our clients, customers, employees and shareholders. We use a “Three Lines of Defense” compliance framework, considered best practice by the U.S. Federal Financial Institutions Examination Council (FFIEC). This framework and other compliance protocols ensure we adhere to key industry laws and regulations including: Fair and Accurate Credit Transactions Act (FACTA); Fair Credit Reporting Act (FCRA); Fair Debt Collection Practices Act (FDCPA); Equal Credit Opportunity Act (ECOA); Federal Information Security Management Act (FISMA); Gramm-Leach-Bliley Act (GLBA); Health Insurance Portability and Accountability Act (HIPAA); IRS Publication 1075; Servicemembers Civil Relief Act (SCRA); Military Lending Act (MLA); Telephone Consumer Protection Act (TCPA); Unfair, Deceptive, or Abusive Acts and Practices (UDAAP); state laws; and state and city licensing.

•

Deliver superior performance. Navient delivers value for our clients and customers. Whether supporting student loan borrowers to successfully manage their loans, delivering new citizen services for public sector agencies, or helping a state manage backlogs or recover revenue to support essential services, we deliver results.

Federal loans serviced by Navient achieved a Cohort Default Rate (CDR) 26% better than our peers as calculated from the most recent CDR released by ED in September 2020. During the COVID-19 pandemic, we quickly and accurately delivered assistance to student loan borrowers. We are consistently a top performer in our asset recovery business and deliver superior service to our public and private sector clients. We regularly leverage data-driven insights, scale, technology and customer service to deliver value to our clients.

Our Business Processing segment regularly outperforms our clients’ expectations and the results delivered by our competition. For example:

o	On one recent contract, we delivered efficiency results 30% higher than our client’s other vendors.
o	We have increased our transportation clients’ revenue by up to 15%.

•

Corporate Social Responsibility. We are committed to contributing to the social and economic wellbeing of our local communities, to fostering the success of our customers, to supporting a culture of integrity, inclusion and equality in our workforce, and to integrating environmental responsibility into our business. More information about our environmental, social and governance commitments is available at about.Navient.com.

Strong Financial Performance Resulting in a Strong Capital Return

Our 2020 results continue to demonstrate the strength of our business model and our ability to deliver predictable and meaningful cash flow and earnings in all types of economic environments. Adjusted Core Earnings(1) per share grew 29% from the prior year and our three-year adjusted Core Earnings(1) per share grew at a compound annual growth rate of 28%.

Our significant earnings generate significant capital which results in a strong capital return to our investors. Navient expects to continue to return excess capital to shareholders through dividends and share repurchases in accordance with our capital allocation policy.

By optimizing capital adequacy and allocating capital to highly accretive opportunities, including organic growth and acquisitions, we remain well positioned to pay dividends and repurchase stock, while maintaining appropriate leverage that supports our credit ratings and ensures ongoing access to capital markets.

(Dollars and shares in millions)	2020	2019
Shares repurchased	30.6	34.5
Reduction in shares outstanding	14%	13%
Total repurchases in dollars	$400	$440
Dividends paid	$123	$147

At December 31, 2020, $600 million remained in share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio, in addition to other metrics. As anticipated, the implementation of ASU No. 2016-13, “Financial Instruments – Credit Losses” (CECL), on January 1, 2020, reduced our capital ratios, which we have been rebuilding throughout 2020. In addition, our GAAP equity was reduced as a result of the net mark-to-market losses related to derivative accounting primarily due to the significant decline in interest rates in 2020. Our Pro forma Adjusted Tangible Equity Ratio(1) at December 31, 2020, which excludes the cumulative net mark-to-market losses related to derivative accounting that will reverse to zero as the contracts mature, was 7.1%.

(Dollars in millions)	1Q-20	2Q-20	3Q-20	4Q-20	YTD-20
Capital Returned(2)	$366	$31	$96	$30	$523
Adjusted Tangible Equity Ratio(1)	3.2%	3.6%	4.1%	5.0%
Pro forma Adjusted Tangible Equity Ratio(1)	5.3%	6.0%	6.4%	7.1%

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.”
(2)	Capital Returned is defined as share repurchases and dividends paid.

How We Organize Our Business

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

Federal Education Loans Segment

In this segment, Navient owns FFELP Loans and performs servicing and asset recovery services on our FFELP Loan portfolio. We also service and perform asset recovery services on federal education loans owned by ED and other institutions. Our servicing quality, data-driven strategies, and multichannel education about federal repayment options translate into positive results for the millions of borrowers we serve.

We generate revenue primarily through net interest income on the FFELP Loan portfolio as well as servicing and asset recovery services revenue. This segment is expected to generate significant earnings and cash flow over the remaining life of the portfolio.

Navient’s portfolio of FFELP Loans as of December 31, 2020 was $58.3 billion. We expect this portfolio to have an amortization period in excess of 20 years, with a 7-year remaining weighted average life. The segment net interest margin was 0.99% in 2020. Navient’s goal is to support customers to successfully pay off their loans while optimizing cash flows generated by our FFELP Loan portfolio. As a result of the long-term funding strategy used for our FFELP Loan portfolio and the guarantees provided on these loans, the portfolio generates consistent and predictable cash flows. As of December 31, 2020, approximately 91% of the FFELP Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guaranty agreements generally cover at least 97% of a FFELP Loan’s principal and accrued interest for loans that default. Legislation enacted in 2010 discontinued the FFELP program as of July 1, 2010, while keeping terms and conditions of previous education loans made under the program intact. As a result of the FFELP program being discontinued, this segment is expected to wind down over time.

Our servicing contract with ED is through June 2021 with an additional six-month extension available. In addition, the Consolidated Appropriations Act, 2021 enacted in December 2020, enables ED to extend the contract for an additional two years through the end of 2023.  As of December 31, 2020, we serviced loans for approximately 5.6 million customers under this contract.

Consumer Lending Segment

In this segment, Navient owns, originates, acquires and services high-quality private education loans. We believe our more than 45 years of experience, product design, digital marketing strategies, and origination and servicing platform provide a unique competitive advantage. We see meaningful growth opportunities in originating Private Education Loans to financially responsible consumers, generating attractive long-term risk adjusted returns. We generate revenue primarily through net interest income on our Private Education Loan portfolio.

Through our Earnest and NaviRefi brands, our refinancing loan products enable college graduates and professionals to refinance their student loans at lower interest rates with consumer-friendly terms. At December 31, 2020, Navient held $8.2 billion of Private Education Refinance Loans, with 2020 originations of $4.6 billion, a 7% decrease from $4.9 billion in 2019. This decrease was due to a purposeful reduction in marketing efforts in the second quarter in response to the uncertain economic environment related to COVID-19.

(Dollars in millions)	2018	2019	2020
Loan originations	$2,800	$4,903	$4,562

Navient’s total portfolio of Private Education Loans as of December 31, 2020 was $21.1 billion. We expect the portfolio to have an amortization period in excess of 20 years, with a 5-year remaining weighted average life. The  segment net interest margin was 3.20% in 2020. Our goal is to support our customers to successfully pay off their loans, while optimizing the cash flows generated by our Private Education Loan portfolio.

In 2019, through our Earnest brand, we launched a private education loan offering consumer-friendly features to college students and their cosigners who need additional funding to pursue higher education.

We carefully manage the credit risk of our portfolio through rigorous underwriting, high-quality servicing and risk mitigation practices, and appropriate use of forbearance and loan modification programs. As of December 31, 2020, approximately 68% of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

Business Processing Segment

In this segment, Navient performs business processing services for over 500 government and healthcare clients.

•

Government services: We provide state governments, agencies, court systems, municipalities, and parking and tolling authorities with expert service, leveraging our scale, integrated technology solutions and data-driven approach. Our support enables our clients to better serve their constituents, meet rapidly changing needs, reduce their operating expenses, manage risk and maximize revenue opportunities.

•

Healthcare services: We perform revenue cycle outsourcing, accounts receivable management, extended business office support, consulting engagements and public health programs. We offer customizable solutions for our clients that include hospitals, hospital systems, medical centers, large physician groups, other healthcare providers and departments of public health.

We see meaningful growth opportunities as we leverage integrated technology solutions, superior data-driven strategies, customer service expertise, operating efficiency, and regulatory compliance and risk management infrastructure to extend our business processing services into new markets. For example, in 2020 we supported states in providing unemployment benefits and COVID-19 contact tracing and vaccine coordination services in connection with the COVID-19 pandemic. Navient generated EBITDA(1) of $57 million in 2020, up $8 million, or 16%, from 2019.

Other Segment

Our Other segment consists of our corporate liquidity portfolio, gains and losses incurred on the repurchase of debt, unallocated expenses of shared services and restructuring/other reorganization expenses.

Human Capital

Employing a talented team is central to the success of Navient’s many business lines, and our attractive value proposition for prospective and current employees includes a strong and positive cultural framework, comprehensive benefits and competitive compensation, and a commitment to diversity and fair and equitable treatment. We succeed in delivering business results by attracting, retaining, motivating and developing a skilled and energized workforce.

Core Values and Code of Conduct. Our employees work to enhance the financial success of our customers by delivering innovative solutions and insights with compassion and personalized service. Our employees are guided by our core values:

•	We strive to be the best. By relentlessly pursuing the right solutions, we deliver on our promises to each other and those we serve.
•	We’re stronger together. We succeed because we’re inclusive and authentic, and we know good ideas can come from anywhere and anyone.
•	We earn the trust of our customers and colleagues. We hold each other accountable and act with integrity.
•	We innovate always and everywhere. We empower each other to think differently, develop ourselves and grow our Company.

At Navient, we understand that our reputation begins and ends with our individual and collective integrity, and our adherence to high ethical standards. Our unwavering approach to conducting business with integrity is clearly communicated through our Code of Business Conduct, which provides clear principles and sets high expectations for all Navient employees, officers and directors.

Community Engagement. Our team also supports the communities where we live and work. The Navient Community Fund supports organizations that work to address the root causes that limit financial success for all Americans. Through employee-led fundraising efforts, Team Navient gives back to our local communities by supporting a variety of local nonprofit organizations serving thousands of families each year.

(1)    Item is a non-GAAP financial measure. For a description and reconciliation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.”

Total Rewards. Navient offers competitive, sound and equitable pay that is designed to attract, retain and motivate highly qualified employees. It is designed to ensure that the total compensation paid to our employees is appropriate in a market context and provides a mix of fixed and variable elements that appropriately balance risk while rewarding performance aligned with the Company’s long-term goals. The Company maintains a comprehensive governance program to administer incentive compensation programs which reward staff and management for the achievement of business results, customer satisfaction, and compliance with regulatory requirements. Navient provides a comprehensive and competitive benefits package to assist the needs of employees and their families. In support of overall wellbeing, we take a holistic approach, providing our employees with resources to assist in managing their physical, emotional and financial health, such as medical plan choices; a 401(k) savings plan with a 5% match; an employee stock purchase program; generous paid time off and holiday schedule; life and disability insurance; adoption assistance; tuition reimbursement; and numerous health support and wellness programs.

Employee Engagement and Development. Competitive pay and benefits are partnered with positive engagement, career development and succession planning to keep and build a strong team.

•

Maintaining strong employee engagement is a priority for Navient, and we routinely conduct engagement surveys via an independent firm allowing us to better understand employee morale, satisfaction, and engagement at Navient. We complete a rigorous review of results for each business unit and division, utilize action planning teams to analyze and interpret results, and address areas of opportunity to improve engagement and retention.

•

We offer opportunities for employees to participate in both internal and external programs to support their growth and development. An example is the Leadership Development Program for high-performing front-line and mid-level leaders who demonstrate effective leadership practices and are ready for further development.

•

Succession planning and preparation is conducted on an annual basis to assess Navient’s bench strength and readiness to backfill for all leadership positions in the top three levels at the Company, and development plans guide team members in becoming ever more ready for their next career advancement.

Inclusion, Diversity and Equity. With a commitment to inclusion, diversity and equity, Navient maintains a workplace where employees are welcomed and respected for who they are as individuals. To attract a diverse population of potential employees Navient markets all open positions through over 100 diversity job boards, extensive national, state, and community-based alliances, and job banks in all 50 states and US territories. Navient signed on to the White House Equal Pay Pledge; has been recognized by the Human Rights Campaign via its Corporate Equality Index; is a member of the Veterans Jobs Mission; and has been recognized as a Military Friendly Employer and Military Friendly Spouse Employer.  We are committed to ensuring each of our employees feels welcomed, valued, and included, and can bring their whole selves to work so they can contribute in a meaningful way. We know that being deliberately inclusive creates a diverse, highly engaged workforce that drives positive Company performance.  We fuel innovation and growth by providing opportunities for employees with diverse perspectives to come together and work toward new solutions to enhance the financial success of our customers, and we provide compassionate, personalized service with a workforce that reflects and understands our diverse customer base.

Team Size. As of December 31, 2020, we had approximately 5,560 regular employees and approximately 1,850 temporary employees. Nearly all of our temporary employees were hired to support the expanding needs of clients in providing critical COVID-19 services to their constituents. None of our employees are covered by collective bargaining agreements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking and Cautionary Statements” and “Risk Factors” in this Annual Report on Form 10-K.

The objective of this discussion and analysis is to allow investors to view the company from management’s perspective.  Accordingly, we provide the reader with narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows. The discussion that follows is primarily focused on 2020 versus 2019 results. Discussion and analysis of 2019 results compared to 2018 is included under item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 27, 2020.

Selected Historical Financial Information and Ratios

	Years Ended December 31,
(In millions, except per share data)	2020	2019	2018
GAAP Basis
Net income	$412	$597	$395
Diluted earnings per common share	$2.12	$2.56	$1.49
Weighted average shares used to compute diluted earnings per share	195	233	264
Net interest margin, Federal Education Loans segment	.98%	.78%	.73%
Net interest margin, Consumer Lending segment	3.29%	3.36%	3.32%
Return on assets	.47%	.63%	.37%
Dividends per common share	$.64	$.64	$.64
Return on common stockholders’ equity	17%	18%	11%
Dividend payout ratio	30%	25%	43%
Average equity/average assets	2.60%	3.39%	3.34%
Total assets	$87,412	$94,903	$104,176
Total borrowings	$83,945	$90,198	$98,941
Total Navient Corporation stockholders’ equity	$2,433	$3,336	$3,519
Book value per common share	$13.06	$15.49	$14.22

Core Earnings Basis(1)
Net income	$631	$607	$519
Diluted earnings per common share	$3.24	$2.60	$1.96
Adjusted diluted earnings per common share(1)	$3.40	$2.64	$2.09
Weighted average shares used to compute diluted earnings per share	195	233	264
Net interest margin, Federal Education Loans segment	.99%	.83%	.83%
Net interest margin, Consumer Lending segment	3.20%	3.30%	3.24%
Return on assets	.71%	.64%	.49%

Education Loan Portfolios(2)
Ending FFELP Loans, net	$58,284	$64,575	$72,253
Ending Private Education Loans, net	21,079	22,245	22,245
Ending total education loans, net	$79,363	$86,820	$94,498
Average FFELP Loans	$61,522	$68,271	$76,971
Average Private Education Loans	22,720	22,512	23,281
Average total education loans	$84,242	$90,783	$100,252

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see the section titled “Non-GAAP Financial Measures – Core Earnings.”
(2)	Balances are the same for GAAP and Core Earnings basis.

The Year in Review

We prepare financial statements and present financial results in accordance with GAAP. However, we also evaluate our business segments and present financial results on a basis that differs from GAAP. We refer to this different basis of presentation as Core Earnings. We provide this Core Earnings basis of presentation on a consolidated basis and for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also include this information in our presentations with credit rating agencies, lenders and investors. Because our Core Earnings basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide certain Core Earnings disclosures in the notes to our consolidated financial statements for our business segments. See “Non-GAAP Financial Measures — Core Earnings” for a further discussion and a complete reconciliation between GAAP net income and Core Earnings.

2020 GAAP net income was $412 million ($2.12 diluted earnings per share), compared with $597 million ($2.56 diluted earnings per share) in the prior year. See “Results of Operations – Comparison of 2020 Results with 2019” for a discussion of the primary contributors to the change in GAAP earnings between periods.

2020 Core Earnings(1) net income was $631 million ($3.24 diluted Core Earnings per share), compared with $607 million ($2.60 diluted Core Earnings per share) for 2019. Full-year 2020 and 2019 adjusted diluted Core Earnings(1) per share were $3.40 and $2.64, respectively. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

Financial highlights of 2020 versus 2019 include:

Federal Education Loans segment:

•	net income of $537 million, up 2%;
•	net interest income increased 8%;
•	FFELP Loan delinquency rate decreased 21% from 11.7% to 9.2%; forbearance rate increased 13% from 12.2% to 13.8%;

Consumer Lending segment:

•	net income increased $44 million, or 14%;
•	originated $4.6 billion of Private Education Refinance Loans;
•	Private Education Loan delinquency rate decreased 43% from 4.6% to 2.6%; forbearance rate increased 44% from 2.7% to 3.9%;

Business Processing segment:

•	EBITDA(1) increased $8 million, or 16%, to $57 million, primarily due to revenue earned from contracts to support states in providing unemployment benefits and contact tracing services;
•	revenue increased $46 million, or 18%, to $304 million;

Capital, funding and liquidity:

•	Adjusted Tangible Equity Ratio(1) of 5.0%; Pro forma Adjusted Tangible Equity Ratio(1) of 7.1%;
•	paid $123 million in common stock dividends;
•	repurchased $400 million (or 14%) of common shares outstanding; $600 million repurchase authority remains outstanding;
•	retired $1.8 billion of senior unsecured debt, including $768 million scheduled to mature in 2021; and
•	issued $700 million of unsecured debt, $6.3 billion of Private Education Loan asset-backed securities (ABS) and $1.5 billion of FFELP ABS.

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Navient’s Response to COVID-19

The World Health Organization first declared the COVID-19 outbreak a pandemic on March 13, 2020 by which time the economic impact of the crisis was beginning to take hold, impacting the global economy and our results of operations. The COVID-19 pandemic was subsequently declared a national emergency. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events. They have also resulted in a general decline in economic activity and consumer confidence and increases in job losses and unemployment. While certain COVID-19 vaccines have recently been approved and have become available for use in the United States, we are unable to predict when those vaccines will become widely available, how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19, and when or if normal economic activity and business operations will resume. In this section, we will highlight our response to the global pandemic and its continuing impact on our business and operations. While we have experience in managing our business through economic crises in the past, there is a substantial amount of uncertainty associated with this crisis. We suggest that the information below should be read in conjunction with our risk factors included in “Risk Factors — The Impact of COVID-19 and Related Risk” in this 2020 Annual Report on Form 10-K.

Our Team Members

As this crisis evolved, we took early action to protect the health and safety of our employees. We expanded our work-from-home capabilities and implemented best practices in our facilities with regard to safety and hygiene to protect those who were unable to work remotely. We were able to quickly and successfully enable 90% of our team to work from home. As of December 31, 2020, approximately 85% of our team remains on work-from-home status. As a result of these steps, the pandemic has not adversely affected our ability to maintain our operations or service our customers and borrowers. We currently anticipate that some of our team members will begin returning to the office on a limited basis in the future. As we plan for the return to office process, it is likely to take place in stages and we anticipate that the environment will require a continuation of various safety protocols that are already in place including requiring the use of face coverings and distancing.

Customers and Education Loan Performance

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. In compliance with the CARES Act and through subsequent legislative and executive actions, we have been instructed to place all loans owned by ED into forbearance and suspend payments and interest accrual until September 30, 2021. While the CARES Act applies only to loans owned by ED, our FFELP and Private Education Loan portfolios have also been impacted by the pandemic and we have offered COVID-19 relief options such as the use of forbearance to those borrowers. Private Education Loans in forbearance decreased to $844 million or 3.9% of the portfolio at December 31, 2020, after peaking at $3.4 billion or 14.7% during the second quarter of 2020 due to the COVID-19 forbearance granted to borrowers. This compared to $604 million or 2.7% of the portfolio at December 31, 2019. Despite the COVID-19 crisis, we have seen most borrowers continue to make payments according to their payment plans. And while forbearance rates have risen, the balance of loans delinquent has declined – our Private Education Loan delinquency rate declined from 4.6% at December 31, 2019 to 2.6% as of December 31, 2020. This decline in the delinquency rate is partially due to the increased granting of forbearance discussed above. Our Private Education Loan charge-offs declined 49% to $184 million in 2020 compared with $364 million in 2019. This decline was due to the strength of the economy heading into March 2020 as well as a result of the COVID-19 forbearance granted to borrowers. Defaults in both our Private Education Loan and FFELP Loan portfolios were significantly lower in 2020 than 2019 as well as lower than what had been expected at the start of the year primarily as a result of the increased use of payment relief options. Total provision for loan losses in 2020 was $155 million which was primarily due to an increase in expected losses related to COVID-19. The provision in 2020 primarily relates to increases in defaults as a result of COVID-19 that we expect to occur in 2021 and 2022 given the default timing impact from the use of forbearances. Our total reserves were $1.86 billion (excluding the expected future recoveries on charged-off loans) at December 31, 2020 which represent reserves equal to 7.1% of our Private Education Loans and 0.05% of our FFELP Loan portfolio. These reserve levels cover future expected defaults of approximately 18% in our FFELP portfolio and approximately 12% in our legacy private (non-refinance loan) portfolio. While we are paying close attention to the needs of our customers, it is too early to know the full impact of this crisis or the path and timing of the recovery.

In the first quarter of 2020, our Private Education Refinance Loan originations of $1.9 billion represented a 92% increase over the year-ago quarter. While demand continued to be very strong for our products, beginning in March, we reduced our marketing efforts and tightened credit until we had greater visibility into the uncertainty and volatility in the capital markets and the overall economic outlook. This resulted in second-quarter originations of $238 million. With improved visibility in both credit and funding costs, we restarted marketing efforts in the third quarter and increased third-quarter and fourth-quarter originations to $1.3 billion and $1.1 billion of loans, respectively.  Total originations were $4.6 billion in 2020 compared to $4.9 billion in 2019. We expect 2021 originations to be higher than 2020 if the economy continues to improve.

Clients and Business Processing Segment Performance

In our Business Processing Segment (BPS), 2020 EBITDA(1) increased 16% to $57 million from $49 million a year ago. This increase is a result of being able to transition hundreds of our experienced BPS colleagues to support state clients working to help residents access unemployment benefits implemented in the CARES Act, as well as to perform contact tracing and vaccine administration services. These new services generated revenue in the second half of 2020 that more than offset the negative revenue impact BPS is experiencing as a result of COVID-19 which includes significantly lower transaction-related placements in both government services and health care revenue cycle management. In 2021, we expect the revenue from the unemployment contracts related to the CARES Act and contact tracing contracts to decline as the economy recovers and the need decreases. We also expect revenue from the core parts of the business to continue to improve to pre COVID-19 levels if the economy continues to improve.

Liquidity, Financings and Capital

The impact of the COVID-19 crisis on the capital markets was significant during the early part of the crisis, decreasing the number of transactions brought to market and increasing the pricing of those that were successfully marketed. However, in the second half of 2020 the capital markets began to improve with ready access to the markets, albeit at a higher cost than pre COVID-19 levels. From April 2020 to December 2020 we issued $6.0 billion of term ABS, extended a FFELP Loan ABCP facility to 2022, extended a Private Education Loan facility to 2021 and expanded the total capacity in our Private Education Refinance Loan ABCP facility from $2 billion to $2.6 billion. Looking forward, while the cost of financing may be elevated, it has decreased from the second-quarter 2020 peak, and we believe that the ABS and unsecured debt markets remain a viable source of funding. In January and February 2021, we issued $500 million of unsecured debt and $1.8 billion of ABS at or near pre COVID-19 cost of funds. Throughout the crisis we have maintained a strong liquidity position. As of December 31, 2020, we had $1.7 billion of primary sources of liquidity, $1.2 billion of which was cash. We also had, as of December 31, 2020, additional capacity in our funding facilities of $2.2 billion for Private Education Loans and $506 million for FFELP Loans. In addition, cash flow from our loan portfolio and services contracts remains strong and was greater than our original forecast for 2020 as our very seasoned loan portfolio experiences lower levels of stress.

We ended the year with an Adjusted Tangible Equity Ratio(1) of 5.0%. The decline in our Adjusted Tangible Equity Ratio(1) from 7.6% as of December 31, 2019 is partially attributable to implementing CECL which, as expected, reduced our capital levels. We expect our capital levels to continue to rebuild over the course of 2021. In addition, our GAAP equity was reduced in 2020 as a result of the net mark-to-market losses related to derivative accounting recognized under GAAP that cumulatively totaled $616 million (after tax) as of December 31, 2020. This decrease will reverse over time as these derivatives mature. The resulting Pro forma Adjusted Tangible Equity Ratio(1), which excludes these cumulative mark-to-market losses, was 7.1% at December 31, 2020.

Other Matters

From an accounting, reporting and disclosure perspective, COVID-19 and the related work-from-home policies did not negatively impact our ability to close our books, manage our financial systems, or maintain our internal control over financial reporting and our disclosure controls and procedures. See “Critical Accounting Policies and Estimates” for a discussion of how COVID-19 impacted our allowance for loan loss and our conclusion of goodwill not being impaired.

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

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Results of Operations

GAAP Income Statements

				Increase (Decrease)
	Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
(Dollars in millions, except per share amounts)	2020	2019	2018	$	%	$	%
Interest income
FFELP Loans	$1,837	$2,847	$3,027	$(1,010)	(35)%	$(180)	(6)%
Private Education Loans	1,445	1,731	1,778	(286)	(17)	(47)	(3)
Other loans	—	2	6	(2)	(100)	(4)	(67)
Cash and investments	16	93	97	(77)	(83)	(4)	(4)
Total interest income	3,298	4,673	4,908	(1,375)	(29)	(235)	(5)
Total interest expense	2,046	3,488	3,668	(1,442)	(41)	(180)	(5)
Net interest income	1,252	1,185	1,240	67	6	(55)	(4)
Less: provisions for loan losses	155	258	370	(103)	(40)	(112)	(30)
Net interest income after provisions for loan losses	1,097	927	870	170	18	57	7
Other income (loss):
Servicing revenue	214	240	274	(26)	(11)	(34)	(12)
Asset recovery and business processing revenue	458	488	430	(30)	(6)	58	13
Other income	20	45	17	(25)	(56)	28	165
Gains on sales of loans and investments	—	16	—	(16)	(100)	16	100
Gains (losses) on debt repurchases	(6)	45	19	(51)	(113)	26	137
Gains (losses) on derivative and hedging activities, net	(256)	22	(38)	(278)	(1,264)	60	158
Total other income	430	856	702	(426)	(50)	154	22
Expenses:
Operating expenses	964	984	984	(20)	(2)	—	—
Goodwill and acquired intangible assets impairment and amortization expense	22	30	47	(8)	(27)	(17)	(36)
Restructuring/other reorganization expenses	9	6	13	3	50	(7)	(54)
Total expenses	995	1,020	1,044	(25)	(2)	(24)	(2)
Income before income tax expense	532	763	528	(231)	(30)	235	45
Income tax expense	120	166	133	(46)	(28)	33	25
Net income	$412	$597	$395	$(185)	(31)%	$202	51%
Basic earnings per common share	$2.14	$2.59	$1.52	$(.45)	(17)%	$1.07	70%
Diluted earnings per common share	$2.12	$2.56	$1.49	$(.44)	(17)%	$1.07	72%
Dividends per common share	$.64	$.64	$.64	$—	—%	$—	—%

Comparison of 2020 Results with 2019

For the year ended December 31, 2020, net income was $412 million, or $2.12 diluted earnings per common share, compared with net income of $597 million, or $2.56 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income compared to 2019 are as follows:

•

Net interest income increased by $67 million, primarily as a result of a favorable interest rate environment and the growth in the Private Education Refinance Loan portfolio, which was partially offset by the continued natural paydown of the FFELP and non-refinance Private Education Loan portfolios.

•	Provisions for loan losses decreased $103 million:
○	The provision for FFELP loan losses decreased $17 million to $13 million in 2020.
○	The provision for Private Education Loan losses decreased $86 million to $142 million in 2020.

The provision in 2020 is primarily related to an increase in expected losses due to COVID 19’s negative impact on current and forecasted economic conditions. This provision directly related to changes in the following assumptions regarding the current and forecasted economic conditions since the adoption of CECL on January 1, 2020: an increase in unemployment, a decrease in GDP, a decrease in interest rates, an increase in consumer loan delinquency rates and a decrease in consumer income. CECL requires the allowance for loan losses to cover remaining current expected credit losses in the portfolio. Prior to the adoption of CECL on January 1, 2020, the allowance for loan losses was an incurred loss model. See “Note 2 – Significant Accounting Policies” for a discussion of the CECL methodology as well as the adoption and impact of CECL on January 1, 2020 and a discussion of the methodology prior to CECL.

•

Asset recovery and business processing revenue decreased $30 million primarily as a result of the wind-down of the ED asset recovery contract in the Federal Education Loan segment and the impact of COVID-19 on certain collection and processing activities. This was partially offset by $96 million of revenue earned in our Business Processing segment from contracts to support states in providing unemployment benefits and contact tracing services.

•

Gains on sales of loans decreased $16 million, due to the $16 million gain on sale of $412 million of Private Education Refinance Loans in the year-ago period. There were no loan sales in the current period.

•

Net gains on debt repurchases decreased by $51 million. We repurchased $768 million of debt at a $6 million loss in the current period compared to $1.2 billion repurchased at a $45 million gain in the year-ago period.

•

Net gains on derivative and hedging activities decreased $278 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of derivative instruments including Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

Excluding net regulatory-related costs of $33 million and $6 million, respectively, operating expenses were $931 million and $978 million in the years ended December 31, 2020 and 2019, respectively. This $47 million decrease was primarily a result of an $82 million decrease in expenses in the Federal Education Loan and Consumer Lending segments as a result of the decrease of Federal Education Loan asset recovery revenue discussed above as well as improvements in operating efficiencies. The remaining $35 million increase is primarily in the Business Processing segment in connection with a $46 million increase in segment revenue. Regulatory-related expenses in the years ended December 2020 and 2019 are net of $10 million and $30 million, respectively, of insurance reimbursements for costs related to such matters.

•

Acquired intangible asset impairment and amortization expense decreased $8 million primarily as the result of the notice of termination of a contract in our government services reporting unit in the year-ago period which resulted in $4 million of impairment on the related intangible asset.

•

During the years ended December 31, 2020 and 2019, the Company incurred $9 million and $6 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were primarily due to facility lease terminations and severance-related costs.

We repurchased 30.6 million and 34.5 million shares of our common stock during the years ended December 31, 2020 and 2019, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 38 million common shares (or 16%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Interest income:
FFELP Loans	$1,813	$2,907	$3,080	(38)%	(6)%
Other loans	—	1	4	(100)	(75)
Cash and investments	7	50	46	(86)	9
Total interest income	1,820	2,958	3,130	(38)	(5)
Total interest expense	1,194	2,376	2,467	(50)	(4)
Net interest income	626	582	663	8	(12)
Less: provision for loan losses	13	30	70	(57)	(57)
Net interest income after provision for loan losses	613	552	593	11	(7)
Other income (loss):
Servicing revenue	208	229	262	(9)	(13)
Asset recovery and business processing revenue	154	230	163	(33)	41
Other income	9	28	24	(68)	17
Total other income	371	487	449	(24)	8
Direct operating expenses	287	359	298	(20)	20
Income before income tax expense	697	680	744	3	(9)
Income tax expense	160	155	164	3	(5)
Core Earnings	$537	$525	$580	2%	(9)%

Highlights of 2020 vs. 2019

•	Core Earnings increased 2% to $537 million compared to $525 million.
•	Net interest income increased $44 million (8%) even as the average loan balance declined 10% primarily due to a favorable interest rate environment as a result of the decrease in interest rates.
•	Provision for loan losses decreased $17 million. See “Note 2 – Significant Accounting Policies” for discussion regarding transition to CECL on January 1, 2020.
o

Charge-offs were $49 million, compared with $42 million. CECL requires the charge-offs to include the premium or discount related to defaulted loans which increased the 2020 charge-offs by $15 million.

o	Delinquencies greater than 30 days were $4.4 billion compared with $6.3 billion.
o	Forbearances were $7.7 billion, up $0.3 billion from $7.4 billion in pre-COVID-19 2019. Forbearances have declined by approximately $9.4 billion from the COVID-19 peak in second-quarter 2020.
•

Other revenue decreased $116 million primarily due to a $76 million decrease in asset recovery revenue, which was primarily a result of the wind-down of the ED asset recovery contract as well as the impact of COVID-19 on certain collection activities.

•	Operating expenses were $72 million lower primarily as a result of the decrease in asset recovery revenue discussed above as well as improvements in operating efficiencies.

Key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Segment net interest margin	.99%	.83%	.83%
FFELP Loans:
FFELP Loan spread	1.06%	.89%	.90%
Provision for loan losses	$13	$30	$70
Charge-offs	$49	$42	$54
Charge-off rate	.10%	.07%	.09%
Greater than 30-days delinquency rate	9.2%	11.7%	10.2%
Greater than 90-days delinquency rate	4.6%	5.8%	5.3%
Forbearance rate	13.8%	12.2%	12.3%
Average FFELP Loans	$61,522	$68,271	$76,971
Ending FFELP Loans, net	$58,284	$64,575	$72,253

(Dollars in billions)
Number of accounts serviced for ED (in millions)	5.6	5.6	5.9
Total federal loans serviced	$284	$287	$292
Contingent collections receivables inventory	$10.2	$19.0	$28.3

Net Interest Margin

The following table details the net interest margin.

	Years Ended December 31,
	2020	2019	2018
FFELP Loan yield	2.30%	3.79%	3.57%
Hedged Floor Income	.40	.42	.40
Unhedged Floor Income	.25	.05	.03
FFELP Loan net yield	2.95	4.26	4.00
FFELP Loan cost of funds	(1.89)	(3.37)	(3.10)
FFELP Loan spread	1.06	.89	.90
Other interest-earning asset spread impact	(.07)	(.06)	(.07)
Net interest margin(1)	.99%	.83%	.83%

(1)	The average balances of the interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
FFELP Loans	$61,522	$68,271	$76,971
Other interest-earning assets	1,847	2,297	2,640
Total FFELP Loan interest-earning assets	$63,369	$70,568	$79,611

The Company acquired $38 million of FFELP Loans in 2020. As of December 31, 2020, our FFELP Loan portfolio totaled $58.3 billion, comprised of $19.6 billion of FFELP Stafford Loans and $38.7 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of December 31, 2020 was 6 years and 7 years, respectively, assuming a Constant Prepayment Rate (CPR) of 9% and 5%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after December 31, 2020 and 2019, based on interest rates as of those dates.

(Dollars in billions)	December 31, 2020	December 31, 2019
Education loans eligible to earn Floor Income	$57.8	$64.0
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(26.5)	(29.1)
Less: economically hedged Floor Income	(18.1)	(17.9)
Education loans eligible to earn Floor Income after rebates and economically hedged	$13.2	$17.0
Education loans earning Floor Income	$13.0	$9.1

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period January 1, 2021 to December 31, 2025.

(Dollars in billions)	2021	2022	2023	2024	2025
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$13.1	$11.4	$6.9	$1.2	$.3

Provision for Loan Losses

The provision for FFELP Loan losses was $13 million in 2020, down $17 million from 2019. See “Note 2 – Significant Accounting Policies” for discussion regarding transition to CECL on January 1, 2020.

Servicing Revenue

Servicing revenue decreased $21 million primarily due to the natural paydown of the loan portfolio serviced for third parties.

The Company services loans for approximately 5.6 million customers under its ED servicing contract as of December 31, 2020, unchanged from 2019. Third-party loan servicing fees in 2020 and 2019 included $141 million and $147 million, respectively, of servicing revenue related to the ED servicing contract.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue decreased $76 million primarily as a result of the wind-down of the ED asset recovery contract as well as the impact of COVID-19 on certain collection and processing activities.

Other Revenue

Other revenue decreased $19 million primarily as a result of the wind-down of certain transition services provided.

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily includes costs incurred to perform servicing and asset recovery activities on our FFELP Loan portfolio, federal education loans held by ED and other institutions. Expenses were $72 million lower primarily as a result of the decrease in asset recovery revenue discussed above as well as improvements in operating efficiencies.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Interest income:
Private Education Loans	$1,445	$1,731	$1,778	(17)%	(3)%
Other Loans	—	1	2	(100)	(50)
Cash and investments	3	16	13	(81)	23
Interest income	1,448	1,748	1,793	(17)	(3)
Interest expense	699	980	1,013	(29)	(3)
Net interest income	749	768	780	(2)	(2)
Less: provision for loan losses	142	228	300	(38)	(24)
Net interest income after provision for loan losses	607	540	480	12	13
Other income (loss):
Servicing revenue	6	11	12	(45)	(8)
Other income	—	1	—	(100)	100
Gains on sales of loans	—	16	—	(100)	100
Total other income	6	28	12	(79)	133
Direct operating expenses	146	156	169	(6)	(8)
Income before income tax expense	467	412	323	13	28
Income tax expense	107	96	71	11	35
Core Earnings	$360	$316	$252	14%	25%

Highlights of 2020 vs. 2019

•	Originated $4.6 billion of Private Education Refinance Loans compared to $4.9 billion.
•	Core Earnings increased 14% to $360 million compared to $316 million.
•	Net interest income decreased $19 million primarily due to the natural paydown of the non-refinance loan portfolio.
•

Provision for Private Education Loan losses decreased $86 million. See “Note 2 – Significant Accounting Policies” for discussion regarding transition to CECL on January 1, 2020. The provision in 2020 is primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions.

o	Excluding the $23 million and $21 million, respectively, related to the change in the portion of the loan amount charged off at default, charge-offs were $184 million compared with $364 million.
o	Private Education Loan delinquencies greater than 90-days: $217 million, down $222 million from $439 million.
o	Private Education Loan delinquencies greater than 30-days: $554 million, down $452 million from $1.0 billion.
o

Private Education Loan forbearances: $844 million, up $240 million from $604 million in pre-COVID-19 2019. Forbearances have declined by approximately $2.5 billion from the COVID-19 peak in second-quarter 2020.

•	Expenses were $10 million lower primarily due to improvements in operating efficiencies.

Key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Segment net interest margin	3.20%	3.30%	3.24%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.40%	3.52%	3.49%
Provision for loan losses	$142	$226	$299
Charge-offs(1)	$184	$364	$371
Charge-off rate(1)	.88%	1.67%	1.66%
Greater than 30-days delinquency rate	2.6%	4.6%	5.9%
Greater than 90-days delinquency rate	1.0%	2.0%	2.8%
Forbearance rate	3.9%	2.7%	3.0%
Average Private Education Loans	$22,720	$22,512	$23,281
Ending Private Education Loans, net	$21,079	$22,245	$22,245
Private Education Refinance Loans:
Charge-offs	$8	$3	$.2
Greater than 90-day delinquency rate	.1%	—%	—%
Average balance of Private Education Refinance Loans	$7,700	$4,669	$1,902
Ending balance of Private Education Refinance Loans	$8,202	$6,423	$3,212
Private Education Refinance Loan originations	$4,564	$4,893	$2,800

(1)

Excludes the $23 million, $21 million and $32 million of charge-offs in 2020, 2019 and 2018, respectively, on the expected future recoveries of charged-off loans that occurred as a result of changing the charge-off rate from 81% to 81.4%, 80.5% to 81% and 79% to 80.5% in 2020, 2019 and 2018, respectively.

Net Interest Margin

The following table details the net interest margin.

	Years Ended December 31,
	2020	2019	2018
Private Education Loan yield	6.36%	7.69%	7.64%
Private Education Loan cost of funds	(2.96)	(4.17)	(4.15)
Private Education Loan spread	3.40	3.52	3.49
Other interest-earning asset spread impact	(.20)	(.22)	(.25)
Net interest margin(1)	3.20%	3.30%	3.24%

(1)	The average balances of the interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Private Education Loans	$22,720	$22,512	$23,281
Other interest-earning assets	751	772	824
Total Private Education Loan interest-earning assets	$23,471	$23,284	$24,105

As of December 31, 2020, our Private Education Loan portfolio totaled $21.1 billion. The weighted-average life of this portfolio as of December 31, 2020 was 5 years assuming a CPR of 11%.

Provision for Loan Losses

Provision for Private Education Loan losses decreased $86 million. See “Note 2 – Significant Accounting Policies” for discussion regarding transition to CECL on January 1, 2020. The provision in 2020 is primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions.

Gains on Sales of Loans

Gains on sales of loans decreased $16 million, due to the $16 million gain on sale of $412 million of Private Education Refinance Loans in 2019. There were no loan sales in 2020.

Operating Expenses

Operating expenses for our Consumer Lending segment include costs incurred to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses in 2020 were $10 million lower than operating expenses in 2019 due to improvements in operating efficiencies.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Business processing revenue	$304	$258	$267	18%	(3)%
Direct operating expenses	254	215	229	18	(6)
Income before income tax expense	50	43	38	16	13
Income tax expense	11	10	8	10	25
Core Earnings	$39	$33	$30	18%	10%

Highlights of 2020 vs. 2019

•	Core Earnings increased 18% to $39 million compared to $33 million.
•

Revenue increased $46 million, or 18%, primarily as a result of revenue earned from contracts in which we were selected in second-quarter 2020 to support states in providing unemployment benefits and contact tracing services. These increases were partially offset by the impact of COVID-19.

•	EBITDA(1) was $57 million, up $8 million (16%). The increase in EBITDA(1) is primarily the result of the revenue increase discussed above. The EBITDA margin(1) was unchanged at 19%.
•	Contingent collections receivables inventory increased 7% to $16.0 billion.

Key performance metrics are as follows:

	As of December 31,
(Dollars in billions)	2020	2019	2018
Revenue from government services	$191	$154	$174
Revenue from healthcare services	113	104	93
Total fee revenue	$304	$258	$267
EBITDA(1)	$57	$49	$44
EBITDA margin(1)	19%	19%	17%
Contingent collections receivables inventory (in billions)	$16.0	$14.9	$14.4

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net interest loss after provision for loan losses	$(114)	$(134)	$(154)	(15)%	(13)%
Other income:
Other income	11	14	6	(21)	133
Gains (losses) on debt repurchases	(6)	33	9	(118)	267
Total other income	5	47	15	(89)	213
Expenses:
Unallocated shared services expenses:
Unallocated information technology costs	87	80	98	9	(18)
Unallocated corporate costs	190	174	190	9	(8)
Total unallocated shared services expenses	277	254	288	9	(12)
Restructuring/other reorganization expenses	9	6	13	50	(54)
Total expenses	286	260	301	10	(14)
Loss before income tax benefit	(395)	(347)	(440)	14	(21)
Income tax benefit	(90)	(80)	(97)	13	(18)
Core Earnings (loss)	$(305)	$(267)	$(343)	14%	(22)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The decrease in the net interest loss is primarily a result of a decrease in the cost of funds of the debt funding the corporate liquidity portfolio.

Gains (Losses) on Debt Repurchases

We repurchased $768 million and $1.2 billion of unsecured debt in 2020 and 2019, respectively. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

Unallocated Shared Services Expenses

Unallocated shared services expenses are comprised of costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management and the board of directors. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. On an adjusted basis, expenses decreased $4 million from the prior year. Adjusted expenses exclude $33 million and $6 million, respectively, of regulatory-related expenses in 2020 and 2019, which are net of $10 million and $30 million, respectively, of insurance reimbursements for covered costs related to such matters.

See “Note 12 – Commitments, Contingencies and Guarantees” for a discussion of legal and regulatory matters where it is reasonably possible that a loss contingency exists. The Company is unable to anticipate the timing of a resolution or the impact that these matters may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

Restructuring/Other Reorganization Expenses

During 2020 and 2019, the Company incurred $9 million and $6 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. The charges were due primarily to facility lease terminations and severance-related costs.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net

	December 31, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$30	$—	$30	$14	$44
Grace, repayment and other(2)	19,771	38,771	58,542	22,154	80,696
Total(3)	19,801	38,771	58,572	22,168	80,740
Allowance for loan losses(3)	(194)	(94)	(288)	(1,089)	(1,377)
Total education loan portfolio	$19,607	$38,677	$58,284	$21,079	$79,363
% of total FFELP	34%	66%	100%
% of total	25%	49%	74%	26%	100%

	December 31, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$41	$—	$41	$19	$60
Grace, repayment and other(2)	21,387	42,666	64,053	23,303	87,356
Total, gross	21,428	42,666	64,094	23,322	87,416
Unamortized premium/(discount)	337	208	545	(617)	(72)
Receivable for partially charged-off loans	—	—	—	588	588
Allowance for loan losses	(42)	(22)	(64)	(1,048)	(1,112)
Total education loan portfolio	$21,723	$42,852	$64,575	$22,245	$86,820
% of total FFELP	34%	66%	100%
% of total	25%	49%	74%	26%	100%

	December 31, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$59	$—	$59	$31	$90
Grace, repayment and other(2)	24,249	47,422	71,671	23,500	95,171
Total, gross	24,308	47,422	71,730	23,531	95,261
Unamortized premium/(discount)	377	222	599	(759)	(160)
Receivable for partially charged-off loans	—	—	—	674	674
Allowance for loan losses	(44)	(32)	(76)	(1,201)	(1,277)
Total education loan portfolio	$24,641	$47,612	$72,253	$22,245	$94,498
% of total FFELP	34%	66%	100%
% of total	26%	50%	76%	24%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.
(3)

In connection with the adoption of CECL on January 1, 2020, (1) the $497 million premium and $475 million discount on the FFELP Loans and Private Education Loans, respectively, as of December 31, 2020, are now included as part of the respective balance for this disclosure and (2) the receivable for partially charged-off loans has been reclassified from the Private Education Loan balance to the allowance for loan losses. Both of these changes are prospective in nature as prior balances are not restated under CECL.

Education Loan Activity

	Year Ended December 31, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$21,723	$42,852	$64,575	$22,245	$86,820
Acquisitions (originations and purchases)(1)	19	18	37	4,604	4,641
Capitalized interest and premium/discount amortization	715	737	1,452	231	1,683
Refinancings and consolidations to third parties	(934)	(1,285)	(2,219)	(578)	(2,797)
Repayments and other	(1,916)	(3,645)	(5,561)	(5,423)	(10,984)
Ending balance	$19,607	$38,677	$58,284	$21,079	$79,363

	Year Ended December 31, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$24,641	$47,612	$72,253	$22,245	$94,498
Acquisitions (originations and purchases)(1)	210	226	436	4,975	5,411
Capitalized interest and premium/discount amortization	754	775	1,529	337	1,866
Refinancings and consolidations to third parties	(1,432)	(1,618)	(3,050)	(618)	(3,668)
Repayments and other	(2,450)	(4,143)	(6,593)	(4,694)	(11,287)
Ending balance	$21,723	$42,852	$64,575	$22,245	$86,820

	Year Ended December 31, 2018
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$28,409	$53,294	$81,703	$23,419	$105,122
Acquisitions (originations and purchases)	408	344	752	2,900	3,652
Capitalized interest and premium/discount amortization	871	856	1,727	395	2,122
Refinancings and consolidations to third parties	(1,925)	(2,065)	(3,990)	(792)	(4,782)
Repayments and other	(3,122)	(4,817)	(7,939)	(3,677)	(11,616)
Ending balance	$24,641	$47,612	$72,253	$22,245	$94,498

(1)

Includes the origination of $1.0 billion and $1.0 billion of Private Education Refinance Loans in 2020 and 2019, respectively, that refinanced FFELP and Private Education Loans that were on our balance sheet.

FFELP Loan Portfolio Performance

	December 31,
	2020		2019		2018
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,791		$3,114		$3,793
Loans in forbearance(2)	7,725		7,442		8,386
Loans in repayment and percentage of each status:
Loans current	43,623	90.8%	47,255	88.3%	53,500	89.8%
Loans delinquent 31-60 days(3)	1,374	2.9	2,094	3.9	1,964	3.4
Loans delinquent 61-90 days(3)	836	1.7	1,082	2.0	910	1.5
Loans delinquent greater than 90 days(3)	2,223	4.6	3,107	5.8	3,177	5.3
Total FFELP Loans in repayment	48,056	100%	53,538	100%	59,551	100%
Total FFELP Loans, gross	58,572		64,094		71,730
FFELP Loan unamortized premium (4)	—		545		599
Total FFELP Loans	58,572		64,639		72,329
FFELP Loan allowance for losses	(288)		(64)		(76)
FFELP Loans, net	$58,284		$64,575		$72,253
Percentage of FFELP Loans in repayment		82.0%		83.5%		83.0%
Delinquencies as a percentage of FFELP Loans in repayment		9.2%		11.7%		10.2%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		13.8%		12.2%		12.3%

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
(4)

In connection with the adoption of CECL on January 1, 2020, the $497 million premium as of December 31, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure. This change is prospective in nature as prior balances are not restated under CECL.

Private Education Loan Portfolio Performance

	December 31,
	2020		2019		2018
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$483		$629		$818
Loans in forbearance(2)	844		604		676
Loans in repayment and percentage of each status:
Loans current	20,287	97.4%	21,083	95.4%	20,741	94.1%
Loans delinquent 31-60 days(3)	211	1.0	349	1.6	415	1.9
Loans delinquent 61-90 days(3)	126	.6	218	1.0	267	1.2
Loans delinquent greater than 90 days(3)	217	1.0	439	2.0	614	2.8
Total Private Education Loans in repayment	20,841	100%	22,089	100%	22,037	100%
Total Private Education Loans, gross	22,168		23,322		23,531
Private Education Loan unamortized discount(4)	—		(617)		(759)
Total Private Education Loans	22,168		22,705		22,772
Private Education Loan receivable for partially charged-off loans (4)	—		588		674
Private Education Loan allowance for losses	(1,089)		(1,048)		(1,201)
Private Education Loans, net	$21,079		$22,245		$22,245
Percentage of Private Education Loans in repayment		94.0%		94.7%		93.7%
Delinquencies as a percentage of Private Education Loans in repayment		2.6%		4.6%		5.9%
Loans in forbearance as a percentage of loans in repayment and forbearance		3.9%		2.7%		3.0%
Percentage of Private Education Loans with a cosigner (5)		41%		47%		56%

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
(4)

In connection with the adoption of CECL on January 1, 2020, (1) the $475 million discount as of December 31, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure and (2) the receivable for partially charged-off loans has been reclassified from the Private Education Loan balance to the allowance for loan loss. Both of these changes are prospective in nature as prior balances are not restated under CECL.

(5)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for all periods presented.

Allowance for Loan Losses

See “Note 2 – Significant Accounting Policies” for discussion of the adoption of CECL on January 1, 2020, and the related transition adjustment. The following table summarizes the activity in the allowance for loan losses during 2020:

	Year Ended December 31, 2020
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period (after transition adjustment to CECL on January 1, 2020)	$324	$1,045	$1,369
Total provision	13	142	155
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(1)	—	(23)	(23)
Net charge-offs remaining	(49)	(184)	(233)
Total charge-offs(2)	(49)	(207)	(256)
Decrease in expected future recoveries on charged-off loans(3)	—	109	109
Allowance at end of period	288	1,089	1,377
Plus: expected future recoveries on charged-off loans(3)	—	479	479
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$288	$1,568	$1,856
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.10%	.88%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.11%
Allowance coverage of charge-offs(4)	5.9	7.6
Allowance as a percentage of the ending total loan balance(4)	.5%	7.1%
Allowance as a percentage of the ending loans in repayment(4)	.6%	7.5%
Ending total loans	$58,572	$22,168
Average loans in repayment	$48,130	$20,790
Ending loans in repayment	$48,057	$20,841

(1)

In 2020, the portion of the loan amount charged off at default on Private Education Loans increased from 81% to 81.4%. This charge resulted in a $23 million reduction to the balance of the expected future recoveries on charged-off loans.

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

Year Ended December 31,
(Dollars in millions)	2020
Beginning of period expected recoveries	$588
Expected future recoveries of current period defaults	32
Recoveries	(107)
Charge-offs	(34)
End of period expected recoveries	$479
Change in balance during period	$(109)

(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

The following table summarizes the activity in the allowance for loan losses for the year-ago periods.

	Years Ended December 31,
	2019			2018
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$76	$1,201	$1,277	$60	$1,297	$1,357
Total provision	30	226	256	70	299	369
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(1)	—	(21)	(21)	—	(32)	(32)
Net charge-offs remaining(2)	(42)	(364)	(406)	(54)	(371)	(425)
Total charge-offs(2)	(42)	(385)	(427)	(54)	(403)	(457)
Reclassification of interest reserve(3)	—	7	7	—	8	8
Loan sales	—	(1)	(1)	—	—	—
Allowance at end of period	$64	$1,048	$1,112	$76	$1,201	$1,277
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.07%	1.67%		.09%	1.66%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.10%		—%	.14%
Allowance coverage of charge-offs	1.5	2.7		1.4	3.0
Allowance as a percentage of the ending total loan balance	.10%	4.38%		.11%	4.96%
Allowance as a percentage of the ending loans in repayment	.12%	4.74%		.13%	5.45%
Ending total loans(4)	$64,094	$23,910		$71,730	$24,205
Average loans in repayment	$55,978	$21,859		$62,927	$22,312
Ending loans in repayment	$53,538	$22,089		$59,551	$22,037

(1)

In 2019 and 2018, the portion of the loan amount charged off at default on our Private Education Loans increased from 80.5% to 81% and from 79% to 80.5%, respectively. These changes resulted in a $21 million and $32 million reduction to the balance of the receivable for partially charged-off loans in 2019 and 2018, respectively.

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

	Years Ended December 31,
(Dollars in millions)	2019	2018
Receivable at beginning of period	$674	$760
Expected future recoveries of current period defaults	74	89
Recoveries	(126)	(139)
Charge-offs	(34)	(36)
Receivable at end of period	$588	$674

(3)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(4)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

Liquidity and Capital Resources

Funding and Liquidity Risk Management

The following “Liquidity and Capital Resources” discussion concentrates primarily on our Federal Education Loans and Consumer Lending segments. Our Business Processing and Other segments require minimal liquidity and funding. See “Navient’s Response to COVID-19” for a discussion of COVID-19’s impact on liquidity and capital resources.

We define liquidity as cash and high-quality liquid assets that we can use to meet our cash requirements. Our two primary liquidity needs are: (1) servicing our debt and (2) our ongoing ability to meet our cash needs for running the operations of our businesses (including derivative collateral requirements) throughout market cycles, including during periods of financial stress. Secondary liquidity needs, which can be adjusted as needed, include the origination of Private Education Loans, acquisitions of Private Education Loan and FFELP Loan portfolios, acquisitions of companies, the payment of common stock dividends and the repurchase of our common stock. To achieve these objectives, we analyze and monitor our liquidity needs and maintain excess liquidity and access to diverse funding sources including the issuance of unsecured debt and the issuance of secured debt primarily through asset-backed securitizations and/or other financing facilities.

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

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $8.4 billion at December 31, 2020. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $0.7 billion of senior unsecured notes that mature in the short term (i.e., over the next 12 months) and the remaining $7.7 billion of senior unsecured notes that mature in the long term (from 2022 to 2043 with 85% maturing by 2029), primarily through our current cash, investments and unencumbered FFELP Loan and Private Education Refinance Loan portfolios (see “Sources of Liquidity” below), the predictable operating cash flows provided by operating activities ($987 million in 2020), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans. We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We purchased 30.6 million shares of common stock for $400 million in 2020. We had $600 million of remaining share repurchase authority as of December 31, 2020.

Sources of Liquidity

	Ending Balances		Average Balances
	December 31,		Years Ended December 31,
(Dollars in millions)	2020	2019	2020	2019	2018
Sources of primary liquidity:
Unrestricted cash and liquid investments	$1,183	$1,233	$1,358	$1,261	$1,672
Unencumbered FFELP Loans	208	319	320	433	705
Unencumbered Private Education Refinance Loans	274	414	582	670	290
Total	$1,665	$1,966	$2,260	$2,364	$2,667

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the FFELP Loan and Private Education Loan asset-backed commercial paper (ABCP) facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail these facilities with maturity dates ranging from June 2021 to April 2022.

	Maximum			Average Maximum
	Additional Capacity			Additional Capacity
	December 31,			Years Ended December 31,
(Dollars in millions)	2020	2019	2018	2020	2019	2018
FFELP Loan ABCP facilities	$506	$867	$752	$482	$1,266	$1,969
Private Education Loan ABCP facilities	$2,221	$384	$635	$1,586	$1,020	$714

At December 31, 2020, we had a total of $5.4 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $2.6 billion of our unencumbered tangible assets of which $2.4 billion and $0.2 billion related to Private Education Loans and FFELP Loans, respectively. In addition, as of December 31, 2020, we had $6.0 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Since the fourth quarter of 2015, we have closed on $4.3 billion of Private Education Loan ABS repurchase facilities with $1.2 billion outstanding as of December 31, 2020. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	December 31, 2020	December 31, 2019
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$3.9	$4.3
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	2.1	3.2
Tangible unencumbered assets(1)	5.4	5.6
Senior unsecured debt	(8.4)	(9.5)
Mark-to-market on unsecured hedged debt(2)	(.7)	(.4)
Other liabilities, net	(.6)	(.6)
Total Tangible Equity(1)	$1.7	$2.6

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”
(2)

At December 31, 2020 and 2019, there were $634 million and $332 million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).

Borrowings

Ending Balances

	December 31, 2020			December 31, 2019			December 31, 2018
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$677	$7,714	$8,391	$1,052	$8,461	$9,513	$817	$10,674	$11,491
Total unsecured borrowings	677	7,714	8,391	1,052	8,461	9,513	817	10,674	11,491
Secured borrowings:
FFELP Loan securitizations	—	54,697	54,697	72	59,735	59,807	—	66,318	66,318
Private Education Loan securitizations	960	13,891	14,851	2,120	11,430	13,550	300	12,985	13,285
FFELP Loan ABCP facilities	2,053	479	2,532	2,783	617	3,400	2,927	2,625	5,552
Private Education Loan ABCP facilities	2,582	—	2,582	2,114	1,513	3,627	1,114	1,266	2,380
Other	337	—	337	338	—	338	267	—	267
Total secured borrowings	5,932	69,067	74,999	7,427	73,295	80,722	4,608	83,194	87,802
Core Earnings basis borrowings(1)	6,609	76,781	83,390	8,479	81,756	90,235	5,425	93,868	99,293
Adjustment for GAAP accounting treatment	4	551	555	4	(41)	(37)	(3)	(349)	(352)
GAAP basis borrowings	$6,613	$77,332	$83,945	$8,483	$81,715	$90,198	$5,422	$93,519	$98,941

Average Balances

	Years Ended December 31,
	2020		2019		2018
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$9,461	5.05%	$10,798	6.63%	$13,109	6.25%
Total unsecured borrowings	9,461	5.05	10,798	6.63	13,109	6.25
Secured borrowings:
FFELP Loan securitizations	56,950	1.74	62,636	3.21	69,200	2.94
Private Education Loan securitizations	14,159	2.90	13,740	4.06	13,247	4.13
FFELP Loan ABCP facilities	3,134	1.67	4,128	3.42	5,834	2.97
Private Education Loan ABCP facilities	3,203	2.53	2,259	3.67	2,346	3.68
Other	343	0.68	307	3.59	292	3.34
Total secured borrowings	77,789	1.97	83,070	3.37	90,919	3.14
Core Earnings basis borrowings(1)	87,250	2.31	93,868	3.75	104,028	3.53
Adjustment for GAAP accounting treatment	—	.03	—	(.03)	—	(.01)
GAAP basis borrowings	$87,250	2.34%	$93,868	3.72%	$104,028	3.52%

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.” The differences in derivative accounting give rise to the difference above.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). “Note 2 — Significant Accounting Policies” includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. Actual results may differ from these estimates under varying assumptions or conditions. On a quarterly basis, management evaluates its estimates, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. Critical accounting estimates involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of our operations. Our critical accounting policies and estimates are the allowance for loan losses, goodwill, and premium and discount amortization. As part of the discussion below, we have described how COVID-19 impacted the allowance for loan losses as well as how COVID-19 was considered in our assessment of goodwill impairment.

Allowance for Loan Losses

On January 1, 2020 we adopted CECL.  See “Note 2 – Significant Accounting Policies” for a discussion of our accounting policy under CECL and the related transition adjustment as of the January 1, 2020 adoption.

We have determined that, for modeling current expected credit losses, in general, we can reasonably estimate expected losses that incorporate current and forecasted economic conditions over a “reasonable and supportable” period. For Private Education Loans, we incorporate a reasonable and supportable forecast of various macro-economic variables over the remaining life of the loans. The development of the reasonable and supportable forecast incorporates an assumption that each macro-economic variable will revert to a long-term expectation starting in years 2-4 of the forecast and largely completing within the first five years of the forecast. For FFELP Loans, after a three-year reasonable and supportable period, there is an immediate reversion to a long-term expectation.

The models used to project losses utilize key credit quality indicators of the loan portfolios and predict how those attributes are expected to perform in connection with the forecasted economic conditions. In connection with this methodology, our modeling of current expected credit losses utilizes historical loan repayment experience since 2008 identifying loan variables (key credit quality indicators) that are significantly predictive of loans that will default and predicts how loans will perform in connection with the forecasted economic conditions.

The key credit quality indicators used by the model for Private Education loans are credit scores (FICO scores), loan status, loan seasoning, whether a loan is a TDR, the existence of a cosigner and school type:

•	Credit scores are an indicator of the credit risk of a customer and the higher the credit score the more likely it is the customer will be able to make all of their contractual payments.
•

Loan status affects the credit risk because a past due loan is more likely to default than an up-to-date loan. Additionally, loans in a deferred payment status have different credit risk profiles compared with those in current payment status.

•

Of the portfolio in repayment, loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments.

•

A TDR loan is where an economic concession (forbearance, lower interest rate, extension of term) has been given to a borrower experiencing financial difficulties. A TDR loan is generally more likely to result in a default than a non-TDR loan.

•	The existence of a cosigner generally lowers the likelihood of default, thus lowering the credit risk.
•	The type of school customers attend can have an impact on their graduation rate and job prospects after graduation and therefore affects their ability to make payments, which impacts the credit risk.

For FFELP loans, the key credit quality indicators are loan status and loan type (Stafford, Consolidation and Rehab loans).

We project losses over the contractual term of our loans, including any extension options within the control of the borrower. Further, we make estimates regarding prepayments when determining our expected credit losses which are derived in the same manner discussed above.

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

Once our loss model calculations are performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be made. These adjustments may include, but are not limited to, changes in lending, servicing and collection policies and practices as well as the effect of other external factors such as the economy and changes in legal or regulatory requirements that impact the amount of future credit losses.

The $155 million provision for loan losses in 2020 primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions (see “Navient’s Response to COVID-19” for further discussion of COVID-19). This increase in expected losses was largely reflected in the allowance for loan losses as of June 30, 2020 as we believe there was not a significant change in the credit quality of the portfolio or in the current and forecasted economic conditions between June 30, 2020 and December 31, 2020. These conclusions and adjustments were based on an evaluation of current and forecasted economic conditions directly taking into consideration the negative impact of COVID-19 on the U.S. economy. We evaluated and considered several forecasted economic scenarios when making these conclusions and adjustments. We also considered the characteristics of our loan portfolio and its expected behavior in the forecasted economic scenarios. The provision for loan losses in 2020 related to COVID-19 is directly related to changes in the following assumptions regarding the current and forecasted economic conditions since January 1, 2020 (when CECL was implemented): an increase in unemployment, a decrease in GDP, a decrease in interest rates, an increase in consumer loan delinquency rates and a decrease in consumer income.  If future economic conditions as a result of COVID-19 are significantly worse than what was assumed as a part of this assessment, specifically related to the severity and length of the downturn and subsequent recovery, it could result in additional provision for loan loss being recorded in future periods.

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

Goodwill

In determining annually (or more frequently if required) whether goodwill is impaired, we complete a goodwill impairment analysis which may be a qualitative or a quantitative analysis depending on the facts and circumstances associated with the reporting unit. Qualitative factors considered in conjunction with a qualitative analysis  include: (1) the amount of cushion that existed the last time a quantitative test was completed which requires performing a  valuation of the reporting unit the resulting value of which is compared to the carrying value of the reporting unit, (2) macroeconomic factors (economy), (3) industry specific factors (growth or deterioration of the market; regulatory/political developments), (4) cost factors (margins), (5) financial performance of the reporting unit itself, (6) other specific items (litigation, change in management or key personnel) and (7) whether a sustained decrease in our share price is indicative of a decline in value of the specific reporting unit. There can be significant judgment involved in assessing these qualitative factors. If, based on a qualitative analysis, we determine it is “more-likely-than-not” that the fair value of a reporting unit is less than its carrying amount, we also complete a quantitative impairment analysis.  In lieu of performing a qualitative assessment, we may proceed directly to a quantitative impairment analysis. A quantitative goodwill impairment analysis requires a comparison of the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds the reporting unit’s fair value (the amount we believe a third party would pay for such reporting unit), the goodwill associated with the reporting unit will be impaired in an amount equal to the difference between the reporting unit’s fair value and its carrying value not to exceed the carrying value of goodwill attributed to the reporting unit. There are significant judgments involved in determining the fair value of a reporting unit, including determining the appropriate valuation approach or approaches to utilize and the assumptions to apply including estimates of projected future cash flows which incorporate estimated future revenues, expenses, net income and capital expenditures from and related to existing and new business activities and appropriate market multiples, discount rates and growth rates. An appropriate resulting control premium is also considered. The reporting units with goodwill for which we estimate fair value are not publicly traded and for some reporting units directly comparable market data may not be available to aid in its valuation.

Navient tests goodwill as of October 1 each year or at interim dates if an event occurs or circumstances exist such that it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value (the qualitative test). Such an event or circumstance is a triggering event. If it is concluded that a triggering event has occurred at an interim date, a quantitative impairment test must be performed. Beginning in the latter half of the first quarter of 2020, COVID-19 created significant disruption in the U.S. economy (see “Navient’s Response to COVID-19” for further discussion of COVID-19). In addition to COVID-19 causing a significant decline in Navient’s stock price, restrictions aimed at limiting the spread of COVID-19, such as social distancing, impacted macroeconomic conditions. Such macroeconomic conditions impacted our reporting units with goodwill, the industry and markets in which these reporting units operate, their cost structures and, to some degree, their expected 2020 financial performance. As a result, we assessed whether a triggering event occurred as of September 30, 2020, June 30, 2020 and March 31, 2020 in addition to performing annual impairment testing as of October 1, 2020.

As part of the triggering event assessments for each reporting unit and annual impairment testing for our FFELP Loans, Private Education Loans-Legacy, Private Education Refinance Loans and Federal Education Loan Servicing reporting units, we assessed relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of an individual reporting unit is less than its carrying value. We considered the amount of excess fair values over the carrying values of each reporting unit as of October 1, 2019 when we last performed a quantitative goodwill impairment test. The concluded fair values of the reporting units at October 1, 2019 were substantially in excess of their carrying amounts. Additionally, fair values resulting from sensitivity analyses factoring in more conservative discount rates and growth rates for each reporting unit also yielded fair values in excess of the carrying values of each reporting unit.

Despite COVID-19, the outlook and associated long-term cash flow projections of our FFELP Loans, Private Education Loans-Legacy, and Federal Education Loan Servicing reporting units have not changed significantly since our 2019 assessment. For the Private Education Refinance Loans reporting unit, we considered origination volume and the demand for its refinance loan products as well as Navient’s strong liquidity position and ability to issue Private Education Loan ABS comprised entirely of the reporting unit’s refinance loans albeit at a higher cost of funds. Based on the substantial fair value determined as of October 1, 2019 in excess of their carrying values and these other qualitative factors, we concluded that it is not “more-likely-than-not” that the fair values of these reporting units were less than their carrying values at October 1, 2020, September 30, 2020, June 30, 2020 and March 31, 2020.  As a result, with respect to annual impairment testing, we concluded that goodwill attributed to these reporting units was not impaired.  With respect to the quarterly assessments, we concluded that COVID-19 and its impact on Navient’s individual reporting units as we perceived them did not constitute a triggering event during 2020.

For Government and Healthcare Services, the quarterly triggering event assessments  considered the substantial fair values determined in conjunction with 2019 annual impairment testing in excess of the carrying values of these reporting units as well as the short and long-term outlook for these businesses which experienced  the temporary stoppage of certain collection and processing activity and lower volume in the transportation business as a result of COVID-19. No contracts for either reporting unit have been terminated due to COVID-19, and significant additional contracts were acquired in 2020 to implement programs under the CARES Act and perform contact tracing services. The revenue from these new contracts more than offset the decline in other revenue due to COVID-19 during 2020. Based on these qualitative factors, with respect to the quarterly assessments, we concluded that it was not “more-likely-than-not” that the fair values of these individual reporting units were less than their carrying values, and as a result, we concluded that COVID-19 and its impact on these reporting units did not constitute a triggering event.

As of October 1, 2020, we performed a quantitative annual impairment test for both Government and Healthcare Services.  We determined the fair value of these reporting units and concluded these reporting units were not impaired as the resulting fair values of the reporting units were substantially greater than their respective carrying values. We determined the fair values by using three different valuation approaches that were weighted appropriately by reporting unit: (1) a discounted cashflow approach using market discount rates and long term growth rates (2) a market multiples approach that applied revenue and EBITDA market multiples determined based on multiples for similar publicly traded companies to the respective revenue and EBITDA measures of these reporting units and (3) a comparable transactions approach pursuant to which value was derived based on the selling price of similar publicly-traded companies. Based on the quantitative tests for these reporting units, we determined that their fair values substantially exceeded their carrying values indicating that the goodwill attributed to these reporting units is not impaired.

If future economic conditions as a result of COVID-19 are significantly worse than what was assumed in the reporting units’ long term cash flow projections specifically related to the severity and length of the downturn and subsequent recovery and other performance factors do not come to fruition, these factors could result in potential impairment of goodwill in future periods.

Premium and Discount Amortization

The Company had a net unamortized premium balance of $22 million, or 0.03%, in connection with its $81 billion education loan portfolio as of December 31, 2020.  The most judgmental estimate for premium and discount amortization on education loans is the Constant Prepayment Rate (CPR), which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. In determining the CPR we only consider payments made in excess of contractually required payments. This would include loans that are refinanced, consolidated and other early payoff activity. These activities are generally affected by changes in our business strategy, changes in our competitors’ business strategies, legislative changes including the ability to consolidate, interest rates and changes to the current economic and credit environment. When we determine the CPR we begin with historical prepayment rates. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustment may be needed to those historical prepayment rates.

In the past (prior to 2008), the consolidation of FFELP Loans and Private Education Loans significantly affected our CPRs and updating those assumptions often resulted in material adjustments to our premium and discount amortization expense. As a result of the passage of the Health Care and Education Reconciliation Act of 2010 (HCERA), there is no longer the ability to consolidate loans under the FFELP although there are other consolidation options with ED and private refinancing options with Navient and other lenders. As a result, we expect CPRs related to our FFELP Loans to remain relatively stable over time, unless there is a legislative change by ED or by Congress to either (1) forgive loan balances (which would result in Navient receiving cash for the amounts forgiven resulting in a prepayment of principal) or (2)  encourage or force consolidation. Some education loan companies, including Navient, offer Private Education Loans to refinance a borrower’s loan (both FFELP and Private Education Loans) and we anticipate more entrants to offer similar products. These products and expectations are built into the CPR assumption we use for FFELP and Private Education Loans. However, it is difficult to accurately project the timing and level at which this activity will continue and our assumption may need to be updated by a material amount in the future based on changes in the economy, marketplace and legislation.

In 2020 there was a net $6 million increase in net interest income due to a cumulative adjustment related to an increase in prepayment speed assumptions used to amortize loan premiums and discounts. The FFELP Stafford Loan CPR assumption was increased from 8% to 9%, the FFELP Consolidation Loan CPR assumption was increased from 4% to 5% and the Private Education Loan CPR assumption was increased from 9% to 11%. These CPR assumption increases were primarily a result of increased voluntary payoffs primarily due to increased loan refinance activity and third-party consolidation activity related to the decrease in interest rates that occurred in 2020.

Non-GAAP Financial Measures

In addition to financial results reported on a GAAP basis, Navient also provides certain performance measures which are non-GAAP financial measures.  We present the following non-GAAP financial measures: (1) Core Earnings, (2) Adjusted Tangible Equity Ratio and (3) EBITDA for the Business Processing segment.

1.   Core Earnings

We prepare financial statements and present financial results in accordance with GAAP. However, we also evaluate our business segments and present financial results on a basis that differs from GAAP. We refer to this different basis of presentation as Core Earnings. We provide this Core Earnings basis of presentation on a consolidated basis and for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also refer to this information in our presentations with credit rating agencies, lenders and investors. Because our Core Earnings basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide certain Core Earnings disclosures in the notes to our consolidated financial statements for our business segments.

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

	Year Ended December 31, 2020
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,813	$1,445	$—	$—	$3,258	$79	$(55)	$24	$3,282
Other loans	—	—	—	—	—	—	—	—	—
Cash and investments	7	3	—	6	16	—	—	—	16
Total interest income	1,820	1,448	—	6	3,274	79	(55)	24	3,298
Total interest expense	1,194	699	—	120	2,013	39	(6)	33	2,046
Net interest income (loss)	626	749	—	(114)	1,261	40	(49)	(9)	1,252
Less: provisions for loan losses	13	142	—	—	155	—	—	—	155
Net interest income (loss) after provisions for loan losses	613	607	—	(114)	1,106	40	(49)	(9)	1,097
Other income (loss):
Servicing revenue	208	6	—	—	214	—	—	—	214
Asset recovery and business processing revenue	154	—	304	—	458	—	—	—	458
Other income (loss)	9	—	—	11	20	(40)	(216)	(256)	(236)
Losses on debt repurchases	—	—	—	(6)	(6)	—	—	—	(6)
Total other income (loss)	371	6	304	5	686	(40)	(216)	(256)	430
Expenses:
Direct operating expenses	287	146	254	—	687	—	—	—	687
Unallocated shared services expenses	—	—	—	277	277	—	—	—	277
Operating expenses	287	146	254	277	964	—	—	—	964
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	22	22	22
Restructuring/other reorganization expenses	—	—	—	9	9	—	—	—	9
Total expenses	287	146	254	286	973	—	22	22	995
Income (loss) before income tax expense (benefit)	697	467	50	(395)	819	—	(287)	(287)	532
Income tax expense (benefit)(2)	160	107	11	(90)	188	—	(68)	(68)	120
Net income (loss)	$537	$360	$39	$(305)	$631	$—	$(219)	$(219)	$412

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2020
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(9)	$—	$(9)
Total other income (loss)	(256)	—	(256)
Goodwill and acquired intangible asset impairment and amortization	—	22	22
Total Core Earnings adjustments to GAAP	$(265)	$(22)	(287)
Income tax expense (benefit)			(68)
Net income (loss)			$(219)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$2,907	$1,731	$—	$—	$4,638	$8	$(68)	$(60)	$4,578
Other loans	1	1	—	—	2	—	—	—	2
Cash and investments	50	16	—	27	93	—	—	—	93
Total interest income	2,958	1,748	—	27	4,733	8	(68)	(60)	4,673
Total interest expense	2,376	980	—	161	3,517	6	(35)	(29)	3,488
Net interest income (loss)	582	768	—	(134)	1,216	2	(33)	(31)	1,185
Less: provisions for loan losses	30	228	—	—	258	—	—	—	258
Net interest income (loss) after provisions for loan losses	552	540	—	(134)	958	2	(33)	(31)	927
Other income (loss):
Servicing revenue	229	11	—	—	240	—	—	—	240
Asset recovery and business processing revenue	230	—	258	—	488	—	—	—	488
Other income (loss)	28	1	—	14	43	(41)	65	24	67
Gains on sales of loans	—	16	—	—	16	—	—	—	16
Gains on debt repurchases	—	—	—	33	33	39	(27)	12	45
Total other income (loss)	487	28	258	47	820	(2)	38	36	856
Expenses:
Direct operating expenses	359	156	215	—	730	—	—	—	730
Unallocated shared services expenses	—	—	—	254	254	—	—	—	254
Operating expenses	359	156	215	254	984	—	—	—	984
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	30	30	30
Restructuring/other reorganization expenses	—	—	—	6	6	—	—	—	6
Total expenses	359	156	215	260	990	—	30	30	1,020
Income (loss) before income tax expense (benefit)	680	412	43	(347)	788	—	(25)	(25)	763
Income tax expense (benefit)(2)	155	96	10	(80)	181	—	(15)	(15)	166
Net income (loss)	$525	$316	$33	$(267)	$607	$—	$(10)	$(10)	$597

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$(31)	$—	$(31)
Total other income (loss)	36	—	36
Goodwill and acquired intangible asset impairment and amortization	—	30	30
Total Core Earnings adjustments to GAAP	$5	$(30)	(25)
Income tax expense (benefit)			(15)
Net income (loss)			$(10)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2018
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$3,080	$1,778	$—	$—	$4,858	$17	$(70)	$(53)	$4,805
Other loans	4	2	—	—	6	—	—	—	6
Cash and investments	46	13	—	38	97	—	—	—	97
Total interest income	3,130	1,793	—	38	4,961	17	(70)	(53)	4,908
Total interest expense	2,467	1,013	—	192	3,672	8	(12)	(4)	3,668
Net interest income (loss)	663	780	—	(154)	1,289	9	(58)	(49)	1,240
Less: provisions for loan losses	70	300	—	—	370	—	—	—	370
Net interest income (loss) after provisions for loan losses	593	480	—	(154)	919	9	(58)	(49)	870
Other income (loss):
Servicing revenue	262	12	—	—	274	—	—	—	274
Asset recovery and business processing revenue	163	—	267	—	430	—	—	—	430
Other income (loss)	24	—	—	6	30	(22)	(29)	(51)	(21)
Gains on debt repurchases	—	—	—	9	9	13	(3)	10	19
Total other income (loss)	449	12	267	15	743	(9)	(32)	(41)	702
Expenses:
Direct operating expenses	298	169	229	—	696	—	—	—	696
Unallocated shared services expenses	—	—	—	288	288	—	—	—	288
Operating expenses	298	169	229	288	984	—	—	—	984
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	47	47	47
Restructuring/other reorganization expenses	—	—	—	13	13	—	—	—	13
Total expenses	298	169	229	301	997	—	47	47	1,044
Income (loss) before income tax expense (benefit)	744	323	38	(440)	665	—	(137)	(137)	528
Income tax expense (benefit)(2)	164	71	8	(97)	146	—	(13)	(13)	133
Net income (loss)	$580	$252	$30	$(343)	$519	$—	$(124)	$(124)	$395

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2018
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$(49)	$—	$(49)
Total other income (loss)	(41)	—	(41)
Goodwill and acquired intangible asset impairment and amortization	—	47	47
Total Core Earnings adjustments to GAAP	$(90)	$(47)	(137)
Income tax expense (benefit)			(13)
Net income (loss)			$(124)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Core Earnings net income	$631	$607	$519
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	(265)	5	(90)
Net impact of goodwill and acquired intangible assets	(22)	(30)	(47)
Net income tax effect	68	15	13
Total Core Earnings adjustments to GAAP	(219)	(10)	(124)
GAAP net income	$412	$597	$395

 (1) Derivative Accounting: Core Earnings exclude periodic gains and losses that are caused by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP, as well as the periodic mark-to-market gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP. Under GAAP, for our derivatives that are held to maturity, the mark-to-market gain or loss over the life of the contract will equal $0 except for Floor Income Contracts, where the mark-to-market gain will equal the amount for which we originally sold the contract. In our Core Earnings presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.

The accounting for derivatives requires that changes in the fair value of derivative instruments be recognized currently in earnings, with no fair value adjustment of the hedged item, unless specific hedge accounting criteria are met. The gains and losses recorded in “Gains (losses) on derivative and hedging activities, net” and interest expense (for qualifying fair value hedges) are primarily caused by interest rate and foreign currency exchange rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate and foreign currency risk management strategy. However, some of our derivatives, primarily Floor Income Contracts, basis swaps and at times, certain other LIBOR swaps do not qualify for hedge accounting treatment and the stand-alone derivative is adjusted to fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item.

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Core Earnings derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$(256)	$22	$(38)
Plus: Gains (losses) on fair value hedging activity included in interest expense	(17)	21	—
Total gains (losses)	(273)	43	(38)
Plus: Reclassification of settlement expense (income) on derivative and hedging activities, net(1)	40	41	22
Mark-to-market gains (losses) on derivative and hedging activities, net(2)	(233)	84	(16)
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	(55)	(68)	(70)
Other derivative accounting adjustments(3)	23	(11)	(4)
Total net impact of derivative accounting	$(265)	$5	$(90)

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

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(79)	$(8)	$(17)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	39	6	8
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	(39)	(13)
Total reclassifications of settlements on derivative and hedging activities	$(40)	$(41)	$(22)

(2)	“Mark-to-market gains (losses) on derivative and hedging activities, net” is comprised of the following:

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Floor Income Contracts	$(130)	$(15)	$32
Basis swaps	3	—	28
Foreign currency hedges	9	65	(82)
Other	(115)	34	6
Total mark-to-market gains (losses) on derivative and hedging activities, net	$(233)	$84	$(16)

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of December 31, 2020, derivative accounting has decreased GAAP equity by approximately $616 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Beginning impact of derivative accounting on GAAP equity	$(235)	$(34)	$5
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	(381)	(201)	(39)
Ending impact of derivative accounting on GAAP equity	$(616)	$(235)	$(34)

(1)	Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Total pre-tax net impact of derivative accounting recognized in net income(2)	$(265)	$5	$(90)
Tax and other impacts of derivative accounting adjustments	67	(2)	12
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	(183)	(204)	39
Net impact of net mark-to-market gains (losses) under derivative accounting	$(381)	$(201)	$(39)

(2)	See “Core Earnings derivative adjustments” table above.

Hedging Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into Core Earnings as of the respective period-ends are presented in the table below. These net premiums will be recognized in Core Earnings in future periods. As of December 31, 2020, the remaining term of the Floor Income Contracts was approximately 3 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on these hedges are recorded in accumulated other comprehensive income. Hedged Floor Income from these cash flow hedges that has not been recognized into Core Earnings and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in Core Earnings and GAAP in future periods and is presented net of tax. As of December 31, 2020, the remaining term of these pay-fixed interest rate swaps was approximately 6 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized.

	December 31,
(Dollars in millions)	2020	2019	2018
Unamortized net Floor premiums (net of tax)	$38	$76	$124
Unrecognized hedged Floor Income related to pay-fixed interest rate swaps (net of tax)	363	476	615
Total hedged Floor Income, net of tax(1)(2)	$401	$552	$739

(1)	$520 million, $717 million and $959 million on a pre-tax basis as of December 31, 2020, 2019 and 2018, respectively.
(2)	Of the $401 million as of December 31, 2020, approximately $172 million, $113 million and $84 million will be recognized as part of Core Earnings in 2021, 2022 and 2023, respectively.

  (2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Core Earnings goodwill and acquired intangible asset adjustments	$(22)	$(30)	$(47)

Adjusted Core Earnings

Adjusted Core Earnings net income excludes restructuring and regulatory-related expenses. Management excludes these expenses as it is one of the measures we review internally when making management decisions regarding our performance and how we allocate resources, as this presentation is a useful basis for management and investors to further analyze Core Earnings. We also refer to this information in our presentations with credit rating agencies, lenders and investors.

The following table summarizes these expenses which are excluded:

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Restructuring/other reorganization expenses	$9	$6	$13
Regulatory-related expenses(1)	33	6	29
Total	$42	$12	$42

(1)	Net of $10 million, $30 million and $0, respectively, of insurance reimbursements for costs related to such matters for the years ended December 31, 2020, 2019 and 2018.

2.   Adjusted Tangible Equity Ratio

Adjusted Tangible Equity Ratio measures the ratio of Navient’s Tangible Equity to its tangible assets. We adjust this ratio to exclude the assets and equity associated with our FFELP portfolio because FFELP Loans are no longer originated and the FFELP portfolio bears a 3% maximum loss exposure under the terms of the federal guaranty. Management believes that excluding this portfolio from the ratio enhances its usefulness to investors. Management uses this ratio, in addition to other metrics, for analysis and decision making related to capital allocation decisions. The Adjusted Tangible Equity Ratio is calculated as:

(Dollars in billions)	December 31, 2020	December 31, 2019
Navient Corporation's stockholders' equity	$2,433	$3,336
Less: Goodwill and acquired intangible assets	735	757
Tangible Equity	1,698	2,579
Less: Equity held for FFELP Loans	291	323
Adjusted Tangible Equity	$1,407	$2,256
Divided by:
Total assets	$87,412	$94,903
Less:
Goodwill and acquired intangible assets	735	757
FFELP Loans	58,284	64,575
Adjusted tangible assets	$28,393	$29,571
Adjusted Tangible Equity Ratio(1)	5.0%	7.6%

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

(Dollars in millions)	December 31, 2020	December 31, 2019
Adjusted Tangible Equity (from above table)	$1,407	$2,256
Plus: ending impact of derivative accounting on GAAP equity	616	235
Pro forma Adjusted Tangible Equity	$2,023	$2,491

Divided by: adjusted tangible assets (from above table)	$28,393	$29,571
Pro forma Adjusted Tangible Equity Ratio	7.1%	8.4%

3.   Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses.  EBITDA for the Business Processing segment is calculated as:

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Pre-tax income	$50	$43	$38
Plus:
Depreciation and amortization expense(1)	7	6	6
EBITDA	$57	$49	$44
Divided by:
Total revenue	$304	$258	$267
EBITDA margin	19%	19%	17%

(2)	There is no interest expense in this segment.

Risk Management

Our Approach

Navient’s identification, understanding and effective management of the risks inherent in our business are critical to our continued success. We assign risk oversight, management and assessment responsibilities at various levels within our organization and continuously coordinate these activities. We maintain comprehensive risk management practices to identify, measure, monitor, evaluate, control and report on our significant risks and we routinely evaluate these practices to determine whether they are functioning properly and can be improved.

Risk Management Philosophy

Navient’s risk management philosophy is to ensure all significant risks inherent in our business are identified, measured, monitored, evaluated, controlled and reported. In furtherance of these goals, Navient

•	maintains a comprehensive and uniform risk management framework;
•

follows a “three lines of defense” structure based upon: (1) accountability and ownership at the business area level for risks inherent in their activities (first line of defense); (2) supporting areas, such as Human Resources, Legal, Compliance, Finance and Accounting, Information Technology and Information Security, monitor, guide and advise the business areas in their respective areas of expertise (second line of defense); and (3) Internal Audit independently reviews business and support areas to ensure compliance with applicable laws, regulations and internal policies and procedures (third line of defense);

•	provides appropriate reporting to management and our board of directors and their respective committees; and
•	trains our employees on our risk management processes and philosophy.

Risk Oversight, Roles and Responsibilities

Responsibility for risk management is assigned at several different levels of our organization, including our board of directors and its committees. Each business area within our organization is primarily responsible for managing its specific risks. In addition, our second line of defense support areas are responsible for providing our business areas with the training, systems and specialized expertise necessary to properly perform their risk management responsibilities.

Board of Directors. The Navient board of directors and its standing committees oversee our strategic direction, including setting our risk management philosophy, tolerance and parameters; and assessing the risks our businesses face as well as our risk management practices. It approves our annual business plan, periodically reviews our strategic approach and priorities and spends significant time considering our capital requirements and our dividend and share repurchase levels and activities. We escalate to our board of directors any significant departures from established tolerances and parameters and review new and emerging risks with them. Standing committees of our board of directors include Executive, Audit, Compensation and Personnel, Nominations and Governance, and Risk. Charters for each committee providing their specific responsibilities and areas of risk oversight are published on our website together with the names of the directors serving on these committees.

Chief Executive Officer. Our Chief Executive Officer is responsible for establishing our risk management culture and ensuring business areas operate within risk parameters and in accordance with our annual business plan.

Chief Risk and Compliance Officer. Our Chief Risk and Compliance Officer is responsible for ensuring proper oversight, management and reporting to our board of directors and management regarding our risk management practices.

Enterprise Risk and Compliance Committee. Our Enterprise Risk and Compliance Committee is an executive management-level committee where senior management reviews our significant risks, receives reports on adherence to established risk parameters, provides direction on mitigation of our risks and closure of issues and supervises our enterprise risk management program. This committee also oversees regulatory compliance risk management activities including compliance regulatory training, compliance regulatory change management, compliance risk assessment, transactional testing and monitoring, customer complaint monitoring, policies and procedures, privacy and information sharing practices, compliance with the Sarbanes-Oxley Act of 2002, and our Code of Business Conduct. This committee also evaluates risks associated with new or modified business and makes recommendations regarding proposed business initiatives based on their inherent risks and controls.

Credit and Loan Loss Committee. Our Credit and Loan Loss Committee is an executive management-level committee that oversees our credit and portfolio management monitoring and strategies, the sufficiency of our loan loss reserves, and current or emerging issues affecting delinquency and default trends which may result in adjustments in our allowances for loan losses.

Disclosure Committee. Our Disclosure Committee reviews our periodic SEC reporting documents, earnings releases and related disclosure policies and procedures, and evaluates whether modified or additional disclosures are required.

Asset and Liability Committee. Our Asset and Liability Committee oversees our investment portfolio and strategy and our compliance with our investment policy.

Other Management-Level Committees. We have other management-level committees that oversee various other Navient business activities including critical accounting assumptions, human resources management, and incentive compensation governance.

Internal Audit Risk Assessment

Navient’s Internal Audit function monitors Navient’s various risk management and compliance efforts, identifies areas that may require increased focus and resources, and reports its findings and recommendations to executive management and the Audit Committee of our board of directors. Internal Audit performs an annual risk assessment evaluating the risk of all significant components of our company and uses the results to develop an annual risk-based internal audit plan as well as a multi-year rotational audit schedule.

Risk Appetite Framework

Navient’s Risk Appetite Framework establishes the level of risk we are willing to accept within each risk category in pursuit of our business strategy. The Risk Committee of our board of directors reviews our Risk Appetite Framework annually, helping to ensure consistency in our business decisions, monitoring and reporting. Our management-level Enterprise Risk and Compliance Committee monitors approved risk limits and thresholds to ensure our businesses are operating within approved risk limits. Through ongoing monitoring of risk exposures, management identifies potential risks and develops appropriate responses and mitigation strategies.

Risk Categories

Our Risk Appetite Framework segments Navient’s risks across nine domains: (1) credit; (2) market; (3) funding and liquidity; (4) operational; (5) compliance; (6) legal; (7) governance; (8) reputational/political; and (9) strategic.

Credit Risk. Credit risk is the risk to earnings or capital resulting from an obligor’s failure to meet the terms of any contract with us or otherwise fail to perform as agreed. Navient has credit or counterparty risk exposure with borrowers and cosigners of our Private Education Loans and Private Education Refinance Loans, counterparties with whom we have entered derivative or other similar contracts and entities with whom we make investments. Credit and counterparty risks are overseen by our Chief Risk and Compliance Officer and our management-level Credit and Loan Loss Committee. The credit risk related to our Private Education Loans and Private Education Refinance Loans is managed within a credit risk infrastructure which includes: (i) a well-defined underwriting, asset quality and collection policy framework; (ii) an ongoing monitoring and review process of portfolio concentration and trends; (iii) assignment and management of credit and loss forecasting authorities and responsibilities; and (iv) establishment of an allowance for loan losses. Credit risk related to derivative contracts is managed by reviewing counterparties for credit strength on an ongoing basis and through our credit policies, which place limits on our exposure with any single counterparty and, in most cases, require collateral to secure the position. Our Chief Risk and Compliance Officer reports regularly to our board of directors and both the Risk and Audit Committees of the board on credit risk management.

Market Risk. Market risk is the risk to earnings or capital resulting from changes in market conditions, such as interest rates, index mismatches, credit spreads, commodity prices or volatilities. Navient is exposed to various types of market risk, including mismatches between the maturity/duration of assets and liabilities, interest rate risk and other risks that arise through the management of our investment, debt and education loan portfolios. Market risk exposure is overseen by our Chief Financial Officer and our management-level Asset and Liability Committee, which are responsible for managing market risks associated with our assets and liabilities and recommending limits to be included in our risk appetite and investment structure. These activities are closely tied to those related to the management of our funding and liquidity risks. The Risk Committee of our board of directors periodically reviews and approves the investment, asset and liability management policies, establishes and monitors various tolerances or other risk measurements, as well as contingency funding plans developed and administered by our Asset and Liability Committee. The Risk Committee and our Chief Financial Officer report to the full board of directors on matters of market risk management.

Funding and Liquidity Risk. Funding and liquidity risk is the risk to earnings, capital or the conduct of our business arising from the inability to meet our obligations when they become due without incurring unacceptable losses, such as the ability to fund liability maturities or invest in future asset growth and business operations at reasonable market rates. Our primary liquidity risks are any mismatch between the maturity of our assets and liabilities and the servicing of our indebtedness. Navient’s Chief Financial Officer oversees our funding and liquidity management activities and is responsible for planning and executing our funding activities and strategies, analyzing and monitoring our liquidity risk, maintaining excess liquidity and accessing diverse funding sources depending on current market conditions. Funding and liquidity risks are overseen and recommendations approved primarily through our management-level Asset and Liability Committee. The Risk Committee of our board of directors periodically reviews and approves our funding and liquidity positions and the contingency funding plan developed and administered by our Asset and

Liability Committee. The Risk Committee also receives regular reports on our performance against funding and liquidity plans at each of its meetings.

Operational Risk. Operational risk is the risk to earnings or the conduct of our business resulting from inadequate or failed internal processes, people or systems or from external events. Operational risk is pervasive, existing in all business areas, functional units, legal entities and geographic locations, and it includes information technology risk, cybersecurity risk, physical security risk on tangible assets, third-party vendor risk, legal risk, compliance risk and reputational risk. Operational risk exposures are managed by business area management and our second and third lines of defense, with oversight by our management-level committees. The Risk Committee of our board of directors receives operations reports at each regularly scheduled meeting. The Risk Committee also receives business development updates regarding our various business initiatives, receives periodic information security and cybersecurity updates and reviews operational and systems-related matters to ensure their implementation produces no significant internal control issues.

Compliance, Legal and Governance Risk. Compliance, legal and governance risks are subsets of operational risk but are recognized as a separate and complementary risk category given their importance in our business. Compliance risk is the risk to earnings, capital or reputation arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards. Legal risk is the risk to earnings, capital or reputation manifested by claims made through the legal system and may arise from a product or service, a transaction, a business relationship, property (real, personal or intellectual), conduct of an employee or change in law or regulation. Governance risk is the risk of not establishing and maintaining a control environment that aligns with stakeholder and regulatory expectations, including tone at the top and board performance. These risks are inherent in all of our businesses. The Audit Committee of our board of directors oversees our monitoring and control of legal and compliance risks. The Audit Committee annually reviews our Compliance Plan and significant breaches of our Code of Business Conduct and receives regular reports from executive management responsible for the regulatory and compliance risk management functions. The board of directors and the Audit Committee receive reports on significant litigation and regulatory matters at each regularly scheduled meeting.

Reputational/Political Risk. Reputational risk is the risk to earnings or capital arising from damage to our reputation in the view of, or loss of the trust of, customers and the general public. Political risk is the closely related risk to earnings or capital arising from damage to our relationships with governmental entities, regulators and political leaders and candidates. These risks can arise due to both our own acts and omissions (both real and perceived), and the acts and omissions of other industry participants or other third parties, and they are inherent in all of our businesses. Reputational risk and political risk are managed through a combination of business area management and our second and third lines of defense. The Nominations and Governance Committee of our board of directors oversees our reputational and political risk and regularly receives reports on these matters.

Strategic Risk. Strategic risk is the risk to earnings or capital arising from our potential inability to successfully carry out our strategy. This risk can arise due to both our own acts or omissions, and the acts or omissions of other industry participants or other third parties, and it is inherent in all of our businesses. Strategic risk is managed through a combination of business area management and our second and third lines of defense.

Supervision and Regulation

Regulatory Oversight

We operate in a highly regulated industry. Many aspects of our businesses are subject to extensive federal and state regulation and administrative oversight. The following is a summary of the various statutes and regulations applicable to us and our subsidiaries. This summary is not a comprehensive analysis of all applicable laws and is qualified by reference to the full text of the statutes and regulations referenced below.

The Dodd-Frank Act was adopted to reform and strengthen regulation and supervision of the U.S. financial services industry. It contains comprehensive provisions that govern the practices and oversight of financial institutions and other participants in the financial markets. It imposes additional regulations, requirements and oversight on almost every aspect of the U.S. financial services industry, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. Some of these provisions apply to Navient and its various businesses and securitization vehicles.

The Consumer Financial Protection Act established the Consumer Financial Protection Bureau (CFPB), which has authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws and examine financial institutions for compliance. The CFPB is authorized to impose fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It also has authority to prevent unfair, deceptive or abusive practices. Since its creation, the CFPB has been active in its supervision, examination and enforcement of financial services companies. In January 2017, the CFPB filed a lawsuit against Navient alleging several unfair, deceptive or abusive practices, and other violations of consumer protection statutes. Additional information on the CFPB lawsuit is included in “Note 12 – Commitments, Contingencies and Guarantees” in this Form 10-K.

The Dodd-Frank Act also authorizes state officials to enforce regulations issued by the CFPB and to enforce the Dodd-Frank Act’s general prohibition against unfair, deceptive and abusive practices. The Attorneys General of the State of Illinois, the State of Washington, the Commonwealth of Pennsylvania, the State of California, the State of Mississippi and the State of New Jersey have also filed lawsuits against Navient and some of its subsidiaries containing similar alleged violations of consumer protection laws as those alleged in the CFPB lawsuit as well as several additional areas. We refer to the Illinois, Washington, Pennsylvania, California, Mississippi and New Jersey Attorneys General collectively as the “State Attorneys General.” Additional information on the State Attorneys General lawsuits is included in “Note 12 – Commitments, Contingencies and Guarantees” in this Form 10-K.

Higher Education Act. The HEA is the primary law that authorizes federal student aid programs for higher education. Navient is subject to the HEA and its education loan operations are periodically reviewed by ED and Guarantors. As a servicer of federal education loans, Navient is subject to ED regulations regarding financial responsibility and administrative capability that govern all third-party servicers of insured education loans. In connection with its servicing operations on behalf of Guarantor clients, Navient must comply with ED regulations that govern Guarantor activities as well as agreements for reimbursement between ED and our Guarantor clients. While the HEA is required to be reviewed and "reauthorized" by Congress every five years, Congress has not reauthorized the HEA since 2008, choosing to temporarily extend the Act each year since 2013. In December 2017, the Education Committee of the House of Representative approved The Higher Education Act Reauthorization Bill (H.R. 4508 Prosper Act). The Prosper Act contained various proposed amendments to the HEA that sought to revise the governance of federal financial aid provided to students pursuing a postsecondary education. In September 2019, the Senate Health, Education, Labor and Pensions Committee proposed a narrow reauthorization of the HEA entitled the “Student Aid Improvement Act of 2019”. Neither of these attempts to reauthorize the HEA have been successful. We cannot predict whether or when legislation will be passed or how it would impact us.

Federal Financial Institutions Examination Council. As a third-party service provider to financial institutions, Navient is also subject to periodic examination by the Federal Financial Institutions Examination Council (FFIEC). FFIEC is a formal interagency body of the U.S. government empowered to prescribe uniform principles, standards, and report forms for the federal examination of financial institutions by the Federal Reserve Banks (FRB), the Federal Deposit Insurance Corporation (FDIC), the National Credit Union Administration, the Office of the Comptroller of the Currency and the CFPB and to make recommendations to promote uniformity in the supervision of financial institutions.

Consumer Protection and Privacy. Navient’s Education Loan segment is subject to federal and state consumer protection, privacy and related laws and regulations and is subject to examination by the CFPB. Some of the more significant federal laws and regulations include:

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

In addition to our Education Loan segment, Navient’s Business Processing Services segment is subject to federal and state consumer protection, privacy and related laws and regulations. Some of the more significant federal statutes are the Fair Debt Collection Practices Act and additional provisions of the acts listed above, as well as the HEA and the various laws and regulations that pertain to government contractors. These activities are also subject to state laws and regulations similar to the federal laws and regulations listed above.

Regulatory Outlook

In 2021, we expect our regulatory environment will continue to be challenging. A new presidential administration with the benefit of a unified majority in Congress will be much more likely to pass legislation and sponsor regulatory initiatives that will have an impact on our businesses. Additionally, as the COVID-19 pandemic begins to abate, we anticipate that regulators will be more focused on conducting regulatory audits and initiating enforcement actions.

We anticipate a number of prominent themes will emerge:

•

The number and configuration of regulators, particularly the CFPB, State Attorneys General and various state legislators, is likely to change which may add to the complexity, cost and unpredictability of timing for resolution of particular regulatory issues.

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

We expect that the regulators overseeing our businesses will continue to be active and that consumer protection regulations, standards, supervision, examination and enforcement practices will continue to evolve in both detail and scope. This evolution has added and may continue to significantly add to Navient’s compliance, servicing and operating costs. We have invested in compliance through multiple steps including realignment of Navient’s compliance management system to a servicing, collections and business services business model; dedicated compliance resources for certain topics (such as the Servicemembers Civil Relief Act (SCRA); the Telephone Consumer Protection Act (TCPA); unfair, deceptive, or abusive acts and practices (UDAAP); and third-party vendor management) to focus on consumer expectations; formation of business support operations to enhance risk, control and compliance functions in each business area; additional regulatory training for front-line employees to ensure obligations are understood and followed during interactions with customers, as well as additional regulatory training for our board of directors to enhance their ability to oversee the Company’s risk framework and compliance as it and the regulatory environment changes; and expanded oversight and analysis of complaint trends to identify and remediate, if necessary, areas of potential consumer harm. Despite these increased activities, our current operations and compliance processes may not satisfy evolving regulatory standards.  Past practices or products may continue to be the focus of examinations, inquiries or lawsuits.

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Management,” Navient has implemented a coordinated, formal enterprise risk management system aimed at reducing business and regulatory risks.

Listed below are some of the most significant recent and pending regulatory changes that have the potential to affect Navient.

Education Loan Servicing and Consumer Lending. The CFPB has been active in the education loan industry and undertook a number of initiatives in recent years relative to the private education loan market and education loan servicing. In addition, several states have enacted various state servicing and licensing requirements. We anticipate that these state activities will continue. It is possible that more states will propose or pass similar or different requirements on either holders of education loans or their servicers. Depending on the nature of these laws or rules, they may impose additional or different requirements than Navient faces at the federal level.

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

Oversight of Derivatives. The Dodd-Frank Act created a comprehensive new regulatory framework for derivatives transactions, to be implemented by the Commodity Futures Trading Commission (CFTC), other prudential regulators and the SEC. This framework, among other things, subjects certain swap participants to new capital and margin requirements, recordkeeping and business conduct standards and imposes registration and regulation of swap dealers and major swap participants. The scope of potential exemptions continues to be defined through agency rulemakings. Even where Navient or a securitization trust sponsored by Navient qualifies for an exemption, many of its derivatives counterparties are subject to capital, margin and business conduct requirements and therefore Navient’s business may be impacted. Where Navient or the securitization trusts it sponsors do not qualify for an exemption, Navient or an existing or future securitization trust sponsored by Navient may be unable to enter into new swaps to hedge interest rate or currency risk or the costs associated with such swaps may increase. With respect to existing securitization trusts, an inability to amend, novate or otherwise materially modify existing swap contracts could result in a downgrade of its outstanding asset-backed securities. As a result, Navient’s business, ability to access the capital markets for financing and costs may be impacted by these regulations.

Legal Proceedings

For a discussion of legal matters as of December 31, 2020, please refer to “Note 12 – Commitments, Contingencies and Guarantees” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

RISK FACTORS

We employ an enterprise risk management philosophy and framework which seeks to identify the material risks impacting our business and provides a process for evaluating and quantifying such risks. Our Enterprise Risk and Compliance Committee monitors approved risk limits and thresholds to ensure our businesses are operating within approved risk parameters. Our Risk Appetite Framework segments our risk across nine risk domains: (1) credit; (2) market; (3) funding and liquidity; (4) operational; (5) compliance; (6) legal; (7) governance; (8) reputational/political; and (9) strategic.  The risk factors enumerated in this section are presented in a manner that is consistent with this overall risk framework.

Based on current conditions, we believe that the following list identifies the material risk factors that could affect our financial condition, results of operations or cash flows. These risks and risk domains are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial conditions or results of operations in future periods.  Material risks that could apply generally to any company are listed below under the caption “General Risk Factors.”  In addition, our reaction to future developments as well as our competitors’ and regulators’ reactions to these developments may affect our future results.

COVID-19 RISK.

The impact of COVID-19 and related risks may materially affect our results of operations, financial condition and/or liquidity and such impacts could continue for an unknown length of time.

Beginning in the first quarter of 2020, the global pandemic related to COVID-19 began to impact the global economy and our results of operations. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. In the general economy, these orders or restrictions, or the perception that these orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events as well as a general decline in economic activity and consumer confidence and increases in job losses and unemployment. As a result, our results of operations, financial condition and liquidity could be materially affected, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Year in Review—Navient’s Response to COVID-19.” With respect to our operations, we have drastically modified the manner in which we conduct our business by expanding our work-from-home capabilities and moving 90% of our team to a work-from-home status. While most of our operations can be performed remotely and are operating effectively at the present, there is no guarantee that this will continue or that we will continue to be as effective while working remotely. In addition, as result of the general decline in economic conditions and the increase in unemployment rates, we have experienced significant increases in the number of requests for forbearance and other loan modifications in our education loan portfolios. A continued or worsening deterioration in the economy could further adversely affect the credit quality of our borrowers, resulting in an increased occurrence of defaults and/or requiring more frequent use of loan modification tools. Further, because of the size and breadth of this pandemic, all the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. If the COVID-19 pandemic is prolonged, it could deepen the impacts on our results or operations, financial condition and liquidity, and may also heighten many of the other risks described in this Part I, Item 1A of this Form 10-K.

CREDIT RISK.

Economic conditions and the creditworthiness of third parties could have a material adverse effect on our business, results of operations, financial condition and stock price.

Our success is largely dependent upon the creditworthiness of our customers, especially with respect to our education loans. Our research consistently indicates that borrower unemployment rates and the failure of in-school borrowers to graduate or otherwise complete their education are two of the most significant economic factors that affect loan performance. Any material changes in graduation or completion rates could increase or decrease delinquencies and defaults. Additionally, modifications to the original repayment terms in the form of loan forbearance, deferment, grace periods and the use of payment modification programs, including income-based repayment programs, can individually and cumulatively impact the performance of our loan portfolios. Modifications to private loans may lower the potential return on investment and may have the related effect of delaying defaults which would otherwise have become apparent in the performance of our portfolios.

As a result of world-wide, U.S. federal and state responses to COVID-19 as well as the overall economic conditions, the unemployment rate has increased significantly and may show additional increases of uncertain magnitude as the prolonged impact of the pandemic takes effect.  Consequently, we have experienced significant increases in the number of requests for forbearance and other loan modifications in our education loan portfolios. General economic and employment conditions, including employment rates for recent college graduates, can have a significant impact on loan delinquency and default rates. An extended or worsening deterioration in the economy could further adversely affect the credit quality of our borrowers, resulting in an increased occurrence of defaults and/or requiring more frequent use of loan modification tools. As a result of COVID-19 we have experienced lower delinquency rates in both our FFELP and Private Education loan portfolios primarily due to increases in forbearance rates. While we cannot predict the duration of the COVID-19 crisis, its impact on employment and the speed with which the economy recovers, we are paying close attention to the needs of our customers in an effort to assess the path and timing of any potential recovery. If actual loan performance is worse than our estimates, it could materially affect our allowance for loan losses and the related provision for loan losses adversely affecting our results of operation. Future defaults could be higher than anticipated due to a variety of these factors that are outside of our control. Higher credit-related losses and weaker credit quality could negatively affect our business, financial condition and results of operations and limit our funding options, including our access to the capital markets.

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

We bear the full credit exposure on the loans in our Private Education Loan portfolio. We believe that delinquencies are an important indicator of the potential future credit performance for Private Education Loans. Our delinquencies as a percentage of Private Education Loans in repayment were 2.6% at December 31, 2020. For a complete discussion of our loan delinquencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Financial Condition – Private Education Loan Portfolio Performance.”

Future defaults could be higher than anticipated due to a variety of factors, such as downturns in the economy, public health crises such as the COVID-19 pandemic, regulatory changes and other unforeseen future trends. According to Company-sponsored independent research, young adults who stopped attending college before earning a degree or certificate are among those most likely to have trouble making payments. Losses on Private Education Loans are also impacted by various risk characteristics that may be specific to individual loans. Loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in which a payment has been made by a customer), underwriting criteria (e.g., credit scores), existence of a cosigner, school type and whether a loan is a TDR are all factors that can impact the likelihood of default.  Additionally, general economic and employment conditions, including employment rates for recent college graduates, can have a significant impact on loan delinquency and default rates. If actual loan performance is worse than currently estimated, it could materially affect our estimate of the allowance for loan losses and the related provision for loan losses and as a result adversely affect our results of operations.

The Company recently adopted an accounting standard update that resulted in a significant change in how we recognize credit losses.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments — Credit Losses,” which replaced the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. The new CECL standard became effective for us on January 1, 2020. Under the CECL model, we are required to measure and recognize an allowance for loan losses that estimates remaining expected credit losses for financial assets held at the reporting date. This resulted in us presenting certain financial assets carried at amortized cost, such as our loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and quarterly thereafter. This differs significantly from the “incurred loss” model that was required under prior GAAP, which delayed recognition of losses until it was probable a loss had been incurred. Accordingly, the adoption of the CECL model materially changed the way we determine our allowance for loan losses and required us to significantly increase our allowance and reduce shareholders’ equity on the January 1, 2020 implementation date. As a result of the adoption of CECL in the first quarter of 2020, we increased our loan loss reserves which resulted in a reduction of our shareholder equity by $620 million. In the future, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses, such increase could adversely affect our business, financial condition and results of operations. In addition, the evaluation of our expected credit losses is inherently subjective and requires estimates that may be subject to significant changes. See “Management’s Discussion and Analysis of Financial Condition and

Results of Operations – Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Note 2 – Significant Accounting Policies” for further discussion of the CECL standard and its impact as of the January 1, 2020 adoption date.

Our Consumer Lending segment exposes us to credit underwriting risks based upon the credit model we use to forecast loss rates. If we are unable to effectively forecast loss rates, it could materially adversely affect our operating results.

In the fourth quarter of 2017, we acquired Earnest, a leading financial technology and education finance company. Earnest is now one of the leading providers of education refinance loans. In 2019, Earnest entered the “in-school” lending market. We underwrite new Private Education Loans within our Consumer Lending segment based upon our analysis of extensive credit criteria. Criteria reviewed in underwriting consumer loans may include any or all of the following: (i) employment or offer of employment, income and assets, which are generally verified through connected accounts; (ii) career experience, stability of employment, and specialization; (iii) qualifying credit history, taking into account credit score; (iv) debt to income ratio; (v) demonstrated ability to pay through free cash flow calculations; (vi) attendance at or graduation from an eligible post-secondary school; and (vii) savings.  We define free cash flow generally as after-tax monthly income of a borrower minus the sum of rent or mortgage payments, student loan payments and any other fixed expenses of such borrower.

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

The capital markets may from time to time experience periods of significant volatility, such as the volatility we have experienced, and may experience again, as a result of COVID-19 and its impacts on the economy. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable at any costs. We cannot provide any assurance that the cost and availability of funding in the capital markets will not continue to be impacted by the pandemic. In addition to COVID-19, other factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, changes in the activities of our business partners, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to us, asset-backed securities sponsored by us or the U.S. federal government, changes affecting our assets, the ability of existing or future Navient-sponsored securitization trusts to hedge interest rate and currency risk, corporate and regulatory actions, absolute and comparative interest rate changes, general economic conditions and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization and derivatives transactions. If financing is difficult, expensive or unavailable, our results of operations, cash flow or financial condition could be materially and adversely affected.

The transition away from the LIBOR reference rate to an alternative reference rate may create uncertainty in the capital markets and may negatively impact the value of existing LIBOR based financial instruments.

The London Interbank Offered Rate, or LIBOR, has historically served as a global benchmark for determining interest rates on commercial and consumer loans, bonds, derivatives and numerous other financial instruments. LIBOR is the reference rate for most of our student loans, consumer loans, bonds, asset-backed securities (ABS), other financing facilities, and derivatives (financial instruments). On July 27, 2017, the Chief Executive Officer of the United Kingdom Financial Conduct Authority (FCA) announced that by the end of 2021, LIBOR would no longer be sustained through the FCA’s efforts to compel banks’ participation in setting the benchmark. As a result, we are unable to predict if LIBOR reference rates will stop being available or when that may occur. We are also unable to predict whether or when an alternative reference rate will become a standard global benchmark and suitable replacement for LIBOR.  We are therefore unable to predict what the replacement reference rate or rates will be for our existing financial instruments that are currently indexed to LIBOR, the extent to which our financial instruments will transition to the same replacement reference rate, or the timing of a transition. As of December 31, 2020, we have approximately $200 billion notional of financial instruments indexed to LIBOR. Most of these financial instruments do not include provisions clearly specifying a method for transitioning from LIBOR to an alternative benchmark rate, and it is not yet known how courts or regulators will view the transition away from LIBOR to an alternative benchmark rate. As a result, it is difficult to predict the impact that a cessation of LIBOR would have on the value and performance of our existing financial instruments. These uncertainties regarding the possible cessation of LIBOR or their resolution could have a material adverse impact on our funding costs, net interest margin, loan and other asset values, asset-liability management strategies, and other aspects of our business and financial results.

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

The rate at which borrowers prepay their loans can have a material impact on our net interest margin and the value of our Residual Interests. Prepayment rates and levels are subject to a variety of economic, competitive and other factors, including changes in interest rates, availability of alternative financings, legislative and regulatory changes affecting the education loan market and the general economy. FFELP Loans and Private Education Loans may be voluntarily prepaid without penalty by the borrower, refinanced or consolidated with the borrower’s other loans through refinancing.

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

Future initiatives by ED, or by Congress or future laws, executive orders or other policy statements to encourage or force consolidation, abolish existing or create additional income-based repayment or debt forgiveness programs or establish other policies and programs including but not limited to those proposed by several presidential campaigns could affect prepayments on education loans. We cannot predict if or when or in what form any of these future actions may occur. Prepayment rates can also be impacted by student loan refinancing. Refinance products offered by us and our competitors may increase the repayment rate on our FFELP Loans and Private Education Loans.

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

Our unhedged Floor Income is dependent on the future interest rate environment and therefore is variable, which may adversely affect our earnings.

FFELP Loans disbursed before April 1, 2006 generally earn interest at the higher of either the borrower rate, which is fixed over a period of time, or a floating rate based on a Special Allowance Payment or SAP formula set by ED. As we have generally financed our FFELP Loans with floating rate debt whose interest is matched closely to the floating nature of the applicable SAP formula. Historically, these loans have been indexed to either the Treasury bill, commercial paper or one-month LIBOR rates. If a decline in interest rates causes the borrower rate to exceed the SAP formula rate, we will continue to earn interest on the loan at the fixed borrower rate while the floating rate interest on our debt will continue to decline. The additional spread earned between the fixed borrower rate and the SAP formula rate is referred to as “Floor Income.” The replacement of LIBOR as a benchmark rate may have a further detrimental impact on our LIBOR-indexed debt if rates suddenly rise as new market borrowing activity transfers to other benchmark rates. Depending on the type of FFELP Loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate on July 1 of each year. For loans where the borrower rate is fixed to term, we may earn Floor Income for an extended period of time; for those loans where the borrower interest rate is reset annually on July 1, we may earn Floor Income to the next reset date. In accordance with legislation enacted in 2006, holders of FFELP Loans are required to rebate Floor Income to ED for all FFELP Loans disbursed on or after April 1, 2006.

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

As of December 31, 2020, Moody’s, S&P and Fitch rated our long-term unsecured debt below investment grade. In addition, the capital markets for sub-investment grade companies are not as liquid as those involving investment grade entities. These factors have resulted in a higher cost of funds for us and have caused our senior unsecured debt to trade with greater volatility.

Our unsecured debt totaled $8.4 billion at December 31, 2020. We utilize the unsecured debt markets to help fund our business and refinance outstanding debt. The amount, type and cost of this funding directly affects the cost of operating our business and growing our assets and is dependent upon outside factors, including our credit rating from rating agencies. There can be no assurance that our credit ratings will not be reduced further. A reduction in the credit ratings of our senior unsecured debt could adversely affect our liquidity, increase our borrowing costs, limit our access to the capital markets and place incremental pressure on net interest income.

Adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact our ability to meet our liquidity and funding needs, which could materially and adversely impact our results of operations, cash flow or financial condition.

We must effectively manage our liquidity risk. We require liquidity to meet cash requirements such as day-to-day operating expenses, origination of loans, required payments of principal and interest on borrowings, and distributions to shareholders. We expect to fund our ongoing liquidity needs, including the repayment of $0.7 billion of senior unsecured notes that mature in the short term (i.e., over the next 12 months) and the remaining $7.7 billion of senior unsecured notes that mature in the long term, primarily through our current cash, investments and unencumbered FFELP Loan and Private Education Refinance Loan portfolios, the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.  We may maintain too much liquidity, which can be costly, or may be too illiquid, which could result in financial distress during times of financial stress or capital market disruptions.

The interest rate characteristics of our earning assets do not always match the interest rate characteristics of our funding arrangements, which may have a negative impact on our net interest income and net income.

Net interest income is the primary source of cash flow generated by our portfolios of FFELP Loans and Private Education Loans. At the present, interest earned on FFELP Loans and variable rate Private Education Loans is primarily indexed to one-month LIBOR or Prime Rate, respectively, while certain of our debt is indexed to rates other than one-month LIBOR and Prime Rate, or if indexed to one-month LIBOR, it has a different repricing frequency.

The different interest rate characteristics of our loan portfolios and the liabilities funding these loan portfolios result in basis risk and repricing risk. It is not economically feasible to hedge all of our exposure to such risks. While the asset and hedge indices are short-term with rate movements that are typically highly correlated, there can be no assurance that the historically high correlation will not be disrupted by capital market dislocations or other factors not within our control. There have been situations in the past in which we experienced widening spreads between one-month and three-month LIBOR and the cost of hedging this variance was prohibitive. We cannot provide any assurance that such a situation will not reoccur and if it did reoccur, it would potentially reduce our net interest margins and net income. In these circumstances, our earnings could be materially adversely affected.

Our use of derivatives to manage interest rate and foreign currency sensitivity exposes us to credit and market risk that could have a material adverse effect on our earnings and liquidity.

We strive to maintain an overall strategy that uses derivatives to minimize the economic effect of interest rate and/or foreign currency changes. However, developing an effective strategy for dealing with these movements is complex, and no strategy can completely avoid the risks associated with these fluctuations. For example, our education loan portfolio is subject to prepayment risk that could result in being under- or over-hedged, which could result in material losses. As a result, there can be no assurance that hedging activities using derivatives will effectively manage our interest rate or foreign currency sensitivity, have the desired beneficial impact on our results of operations or financial condition or not adversely impact our liquidity.

Our use of derivatives also exposes us to market risk and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Our Floor Income Contracts and basis swaps we use to manage earnings variability caused by different reset characteristics on interest-earning assets and interest-bearing liabilities do not qualify for hedge accounting treatment. Therefore, the change in fair value, called the “mark-to-market,” of these derivative instruments is included in our statement of income without a corresponding mark-to-market of the economically hedged item. A decline in the fair value of these derivatives could have a material adverse effect on our reported earnings. In addition, a change in the mark-to-market value of these instruments may cause us to have to post more collateral to our counterparty or to a clearing house. If these values change significantly, the increased collateral posting requirement could have a material adverse impact on our liquidity.

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

Our securitization trusts, which we consolidate on our balance sheet, had $3.6 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2020. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly rated counterparties. A failure by a swap counterparty to perform its obligations could, if the swap has a positive fair value to us and was not adequately collateralized, materially and adversely affect our earnings.

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

A failure of our operating systems or infrastructure could disrupt our business. Our business is dependent on the ability to process and monitor large numbers of daily transactions in compliance with contractual, legal and regulatory standards and our own product specifications, both currently and in the future. In 2018, we entered into a strategic agreement with First Data, now part of Fiserv, to become the primary provider of technology solutions for servicing our FFELP loans in addition to the technology role they already played with respect to Private Education Loans. We, however, still maintain the technology solutions for our other lines of business as well as our customer interactive infrastructure. As our processing demands and loan portfolios change, both in volume and in terms and conditions, our ability to develop and maintain our operating systems and infrastructure may become increasingly challenging. There is no assurance that we have adequately or efficiently developed, maintained, acquired or scaled such systems and infrastructure or will do so in the future.

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

Additionally, the COVID-19 crisis has caused us to drastically modify the manner in which we conduct our business. As the COVID-19 crisis evolved, we took early and decisive action to protect the health and safety of our employees. We expanded our work-from-home capabilities and implemented best practices for safety and hygiene to protect those who are unable to work remotely. While most of our operations can be performed remotely and are operating effectively at the present, there is no guarantee that this will continue or that we will continue to be as effective while working remotely. This is because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or a family member who becomes sick), and employees may become sick themselves and be unable to work.

Despite the plans and facilities we have in place, our ability to conduct business may be adversely affected by a prolonged disruption in the infrastructure that supports our business. This may include a disruption involving electrical, communications, Internet, transportation or other services used by us or third parties with which we conduct business. Additionally, we may experience disruptions in connection with the COVID-19 crisis, despite the steps we have taken to transition to a new working environment. Notwithstanding efforts to maintain business continuity, a disruptive event impacting our processing locations could adversely affect our business, financial condition and results of operations. If conditions related to COVID-19 improve and restrictions are lifted, similar uncertainties may arise with the return to work process.

We depend on secure information technology, and a breach of our information technology systems could result in significant losses, disclosure of confidential customer information and reputational damage, which would adversely affect our business.

Our operations rely on the secure processing, storage and transmission of personal, confidential and other information in our computer systems and networks. Although we take protective measures we deem reasonable and appropriate, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond our control. These technologies, systems and networks, and those of third parties, may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ confidential, proprietary and other information, or otherwise disrupt our business operations or those of our customers or other third parties. Information security risks for institutions that handle large numbers of financial transactions on a daily basis such as Navient have generally increased in recent years, in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. In addition, our increased use of mobile and cloud technologies could heighten these and other operational risks, and any failure by mobile or cloud technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or propriety information.  Moreover, the loss of confidential customer identification information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under state, federal and international laws that protect confidential personal data, resulting in increased costs, loss of revenues and substantial penalties. The California Consumer Privacy Act (CCPA) took effect in January 2020 and provides for enhanced consumer protections for California residents and statutory fines for data security breaches or other CCPA violations.

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

Our business could be negatively impacted as a result of shareholder activism, including a proxy contest or an unsolicited takeover proposal.

We have been and may continue to be the subject of actions taken by activist shareholders. While we strive to maintain constructive, ongoing communications with all of our shareholders, and welcome their views and opinions with the goal of enhancing value for all shareholders, we may be subject to actions or proposals from activist shareholders that may not align with our business strategies or the interests of our other shareholders. Responding to such actions may be costly and time-consuming, disrupt our business and operations, or divert the attention of our board of directors, management, and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan.

Even if we are successful in a proxy contest or in defending against any unsolicited takeover attempt, our business could be adversely affected by any such proxy contest or unsolicited takeover attempt because:

•

perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or other strategic opportunities, and may make it more difficult to attract and retain qualified personnel and business partners;

•

if individuals are elected or appointed to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our shareholders; and

•

if individuals are elected or appointed to our board of directors who do not agree with our strategic plan, the ability of our board of directors to function effectively could be adversely affected, which could in turn adversely affect our business, operating results and financial condition.

Uncertainties related to, or the results of, such actions could cause our stock price to experience periods of volatility. The occurrence of any of the foregoing events could materially adversely affect our business.

We cannot predict, and no assurances can be given, as to the outcome or timing of any matters relating to the foregoing actions by shareholders or the ultimate impact on our business, liquidity, financial condition or results of operations, and any of these matters or any further actions by this or other shareholders may impact and result in volatility or stagnation of the price of our stock.

REGULATORY, COMPLIANCE & LEGAL RISK.

Our businesses are subject to a wide variety of laws, rules, regulations and government policies that may change in significant ways, and changes to such laws and regulations or changes in existing regulatory guidance or their interpretation or enforcement could materially adversely impact our business and results of operations.

Our businesses are subject to a wide variety of U.S. federal and state and non-U.S. laws, rules, regulations and policies. There can be no assurance that these laws, rules, regulations and policies will not be changed in ways that will require us to modify our business models or objectives or in ways that affect our returns on investment by restricting existing activities or services, change how our companies operate or the characteristics of our assets, subjecting them to escalating costs or new or increased taxes or prohibiting them outright.

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

The CFPB is authorized to impose monetary penalties, collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB has authority to prevent unfair, deceptive or abusive acts or practices and to ensure that all consumers have access to fair, transparent and competitive markets for consumer financial products and services. The review of products and practices to prevent unfair, deceptive or abusive conduct will be a continuing focus of the CFPB. The ultimate impact of this heightened scrutiny is uncertain, but it has resulted in, and could continue to result in, changes to pricing, practices, products and procedures. It has also resulted in, and could continue to result in, increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties.

In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers State Attorneys General and state regulators, under certain circumstances to bring civil actions to remedy violations of state law. If the CFPB or one or more State Attorneys General or state regulators believe that we have violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on us or our business. Since the CFPB filed its action against us in January of 2017, the Attorneys General of Illinois, Washington, Pennsylvania, Mississippi, California and New Jersey have filed separate actions alleging various violations of state and federal consumer protection laws.

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

Our businesses are also subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection, and are subject to numerous state and federal laws and regulations. Several states have passed or proposed new student loan servicing rules or legislation and several other have imposed license requirements. Imposition of new laws, rules or regulations or the failure to comply with these laws and regulations may result in significant costs, including litigation costs, and/or business sanctions including but not limited to termination or non-renewal of contracts.

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

Further, legislative and regulatory responses to COVID-19 may have a significant impact on our education loan portfolios. In compliance with the CARES Act and related executive actions, payments and interest accrual on all loans owned by ED were suspended until September 30, 2021 and may be further suspended after such date.  While the CARES Act applies only to loans owned by ED, several states have requested creditors and servicers to suspend payment obligations for other student loan borrowers in those states. Additionally, on March 25, 2020, ED announced that private collection agencies were required to stop making outbound collection calls and sending letters or billing statements to borrowers in default. In addition, in April 2020, various restrictions around the servicing and collection of consumer debts were enacted by certain states or voluntarily agreed to by many services, and some of these restrictions have been extended multiple times. The Company has announced that these practices are available to borrowers nationwide.

Due to the uncertainty engendered by these new regulations, legislation, guidance and actions, coupled with the likelihood of additional changes or additions to the local, state and federal statutes, regulations and practices applicable to our business, we are not able to estimate the ultimate impact of changes in law on our financial results, business operations or strategies. We believe that the cost of responding to and complying with these evolving laws and regulations, as well as any guidance from enforcement actions, will continue to increase, as will the risk of penalties and fines from any enforcement actions that may be imposed on our businesses. Our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result.

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

Certain provisions of Delaware law and of our amended and restated certificate of incorporation and second amended and restated by-laws are intended to deter coercive takeover practices and inadequate takeover bids by, among other things, encouraging prospective acquirers to negotiate directly with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•

limitations on the ability of our shareholders to call a special meeting such that shareholder-requested special meetings will only be called upon the request of the holders of at least one-third of ours capital stock issued and outstanding and entitled to vote at an election of directors;

•	rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;
•	the right of our board of directors to issue one or more series of preferred stock without shareholder approval;
•	the inability of our shareholders to fill vacancies on our board of directors;
•

the requirement that the affirmative vote of the holders of at least 75% in voting power of our stock entitled to vote thereon is required for shareholders to amend our amended and restated by-laws; and

•	the inability of our shareholders to cumulate their votes in the election of directors.

In addition, our amended and restated certificate of incorporation makes it subject to Section 203 of the Delaware General Corporation Law. Section 203 generally provides that, with limited exceptions, persons who acquire, or are affiliated with a person that acquires, 15% or more of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the time at which that person or its affiliates becomes the holder of 15% or more of the corporation’s outstanding voting stock. Being subject to Section 203 could cause a delay in or completely prevent a change of control that shareholders may favor.

We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of us and our shareholders.

Shareholders’ percentage ownership in Navient may be diluted in the future.

In the future, shareholders’ percentage ownership in Navient may be diluted as a result of equity issuances for acquisitions, capital market transactions or otherwise, including future equity awards that we may grant to our directors, officers and employees. If made, these awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of shares of our common stock.

In addition, our amended and restated certificate of incorporation permits us to issue, without the approval of our shareholders, one or more series of preferred stock. Our board of directors generally may determine the rights of preferred shareholders including their powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions. If our board were to approve the issuance of preferred stock in the future, the terms of one or more series of such preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all circumstances or upon the happening of specified events, or the right to veto specified transactions. Similarly, we could grant the preferred shareholders certain repurchase or redemption rights or liquidation preferences that could affect the value of the common stock.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our shareholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the General Corporation Law of the State of Delaware (DGCL) or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. By becoming a shareholder in our company, holders of our common stock will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

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

We receive payments from the federal government on our FFELP Loan portfolio and for other services it provides, including servicing loans under the Direct Student Loan Program (DSLP), providing default aversion and contingency collections to ED, and providing performance-based services to the IRS to support its national recovery program. Payments for these services may be affected by various factors, including the following:

•

The Budget Act enacted on December 26, 2013 requires that all servicing funding be provided through the annual appropriations process which is subject to certain limitations. Although the payments for our DSLP servicing contract are already funded from annual appropriations, the requirement to fund all servicing from the limited appropriated funding could have an effect on our future business in ways we cannot predict at this time.

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

In June 2020, ED notified us that we were one of several entities selected to receive an award of a Next Generation (NextGen) Financial Services Business Process Outsourcing Contract. After careful analysis of the proposed contract and the differences between the proposed contract and the terms contained in the request for proposal, we determined that we could not accept the terms of the contract as presented and we notified ED of that decision.  ED has canceled the NextGen Enhanced Procession Solution procurement and has suspended the NextGen Interim Servicing Solution procurement. We are currently servicing under our existing contract with ED with a period of performance that currently runs through June 2021, with ED having one remaining 6-month extension option. The Consolidated Appropriations Act of 2021 authorized the Secretary of Education to further extend any of the current servicing contracts for up to an additional two years after their currently scheduled expiration. However, at this time, we cannot predict whether any such extensions will occur or the nature or timing of the procurement process for replacement services.

It is possible that the presidential administration and Congress in the future could engage in a debate linking the federal deficit, debt ceiling and other budget issues. If U.S. lawmakers in the future fail to reach agreement on these issues, the federal government could stop or delay payment on its obligations, including those on services we provide. Further, legislation to address the federal deficit and spending could impose proposals that would adversely affect FFELP and DSLP-related servicing businesses. A protracted reduction, suspension or cancellation of the demand for the services we provide, or proposed changes to the terms or pricing of services provided under existing contracts with the federal government, including our contract with ED, could have a material adverse effect on our revenues, cash flows, profitability and business outlook, and, as a result, could materially adversely affect our business, financial condition and results of operations. We cannot predict how or what programs or policies will be impacted by any actions that the presidential administration, Congress or the federal government may take.

Reputational risk and social factors may impact our results and damage our brand.

Negative public opinion or damage to our brand could occur as a result of actual or alleged conduct in any number of activities or circumstances, including lending practices, regulatory compliance, security breaches (including the use and protection of customer information), corporate governance, and sales and marketing, and from actions taken by regulators or other persons. Such conduct could fall short of our customers’ and the public’s heightened expectations of companies of our size with rigorous data, privacy and compliance practices, and could further harm our reputation. In addition, third parties with whom we have important relationships may take actions over which we have limited control that could negatively impact perceptions about us or the financial services industry. The proliferation of social media may increase the likelihood that negative public opinion from any of the events discussed above will impact our reputation and business.

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

In 2010, Congress passed legislation ending the origination of education loans under the FFELP program. Since then, all federal education loans have been originated through the DSLP of the ED. While the 2010 law did not alter or affect the terms and conditions of existing FFELP Loans, it significantly impacted the education loan industry. As a result of this legislation, net income on our FFELP Loan portfolio is declining, and is anticipated to continue to decline, over time as those existing FFELP Loans are paid down, refinanced or repaid after default.

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

GENERAL RISK FACTORS.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Through interest rate risk management, we seek to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at December 31, 2020 and December 31, 2019, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months. There is the possibility that the Federal Reserve may use negative interest rates if economic conditions warrant which could potentially affect the success of our asset and liability management activities and negatively affect our financial condition and results of operations.

	As of December 31, 2020 Impact on Annual Earnings If:		As of December 31, 2019 Impact on Annual Earnings If:
	Interest Rates:		Interest Rates:
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities(1)	$(40)	$15	$(43)	$69
Mark-to-market gains (losses) on derivative and hedging activities	127	(171)	96	(203)
Increase (decrease) in income before taxes	$87	$(156)	$53	$(134)
Increase (decrease) in net income after taxes	$67	$(120)	$41	$(103)
Increase (decrease) in diluted earnings per common share	$.36	$(.64)	$.19	$(.48)

(1)  If decreasing interest rates by 100 basis points results in a negative interest rate, we assume the interest rate is 0% for this disclosure (as opposed to being a negative interest rate).

	At December 31, 2020
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$81,579	$(419)	(1)	$669	1%
Other earning assets	3,822	—	—	—	—
Other assets	4,227	(248)	(6)	300	7
Total assets gain/(loss)	$89,628	$(667)	(1)	$969	1%
Liabilities
Interest-bearing liabilities	$83,345	$(373)	—%	$406	—%
Other liabilities	1,020	(274)	(27)	358	35
Total liabilities (gain)/loss	$84,365	$(647)	(1)%	$764	1%

	At December 31, 2019
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$87,462	$(277)	—%	$449	1%
Other earning assets	3,992	—	—	—	—
Other assets	4,091	(45)	(1)	297	7
Total assets gain/(loss)	$95,545	$(322)	—%	$746	1%
Liabilities
Interest-bearing liabilities	$89,815	$(411)	—%	$445	—%
Other liabilities	1,356	(67)	(5)	417	31
Total liabilities (gain)/loss	$91,171	$(478)	(1)%	$862	1%
A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate education loan portfolio with floating rate debt and our fixed rate education loan portfolio with fixed rate debt although we can have a mismatch at times. In addition, we can have a mismatch in the index (including the frequency of reset) of floating rate debt versus floating rate assets. In addition, due to the ability of some FFELP Loans to earn Floor Income, we can have a fixed versus floating mismatch in funding if the education loan earns at the fixed borrower rate and the funding remains floating. During 2020 and 2019, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of derivative contracts. The result of these hedging transactions was to fix the relative spread between the education loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged FFELP Loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our variable rate assets being funded with fixed rate liabilities. Item (i) will generally cause income to decrease when interest rates increase and income to increase when interest rates decrease. Item (ii) has the opposite effect. The increase and decrease in income in both periods when interest rates increase and decrease 100 basis points is due primarily to item (i) above. The relative changes in the impacts between 2020 and 2019 related to a decrease in interest rates are primarily a result of interest rates being significantly lower in 2020 compared to 2019, as well as 2019 having annual reset Floor Income being earned on FFELP Stafford Loans whereas in 2020 annual reset Floor Income is not being earned.

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in 2020 and 2019 is primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. In 2020 and 2019 the mark to market gains (losses) are primarily related to derivatives that don’t qualify for hedge accounting that are used to economically hedge Floor Income as well as the origination of fixed rate Private Education Refinance loans. As a result of not qualifying for hedge accounting there is not an offsetting mark to market of the hedged item in this analysis. The mark to market gains (losses) where interest rates increase 100 basis points are higher in 2020 than 2019 as a result of interest rates being significantly lower in 2020 than 2019 resulting in a significant increase in the amount of Floor Income.

In addition to interest rate risk addressed in the preceding tables, we are also exposed to risks related to foreign currency exchange rates. Foreign currency exchange risk is primarily the result of foreign currency denominated debt issued by us. When we issue foreign denominated corporate unsecured and securitization debt, our policy is to use cross currency interest rate swaps to swap all foreign currency denominated debt payments (fixed and floating) to U.S. dollar LIBOR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest bearing liabilities would be affected by a change in exchange rates; however, the change would be materially offset by the cross-currency interest rate swaps in other assets or other liabilities. In certain economic environments, volatility in the spread between spot and forward foreign exchange rates has resulted in mark-to-market impacts to current-period earnings which have not been factored into the above analysis. The earnings impact is noncash, and at maturity of the instruments the cumulative mark-to-market impact will be zero. Navient has not issued foreign currency denominated debt since 2008.

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31, 2020. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.8	$—	$2.8
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	1.9	—	1.9
Prime	monthly	6.8	—	6.8
3-month LIBOR	quarterly	.4	26.7	(26.3)
3-month LIBOR(2)	monthly	—	.8	(.8)
3-month LIBOR(2)	daily	—	.2	(.2)
1-month LIBOR	monthly	4.3	32.7	(28.4)
1-month LIBOR	daily	55.1	—	55.1
Non-Discrete reset(2)(3)	monthly	—	6.3	(6.3)
Non-Discrete reset(4)	daily/weekly	3.8	.3	3.5
Fixed Rate(5)		11.9	20.4	(8.5)
Total		$87.4	$87.4	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding includes loan repurchase facilities.
(3)	Funding consists of auction rate ABS and ABCP facilities.
(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

Core Earnings Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.8	$—	$2.8
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	1.9	—	1.9
Prime	monthly	6.8	—	6.8
3-month LIBOR	quarterly	.4	8.5	(8.1)
3-month LIBOR(2)	monthly	—	.8	(.8)
3-month LIBOR(2)	daily	—	.2	(.2)
1-month LIBOR	monthly	4.3	50.4	(46.1)
1-month LIBOR	daily	55.1	—	55.1
Non-Discrete reset(2)(3)	monthly	—	6.3	(6.3)
Non-Discrete reset(4)	daily/weekly	3.8	.3	3.5
Fixed Rate(5)		11.5	20.5	(9.0)
Total		$87.0	$87.0	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding includes loan repurchase facilities.
(3)	Funding consists of auction rate ABS and ABCP facilities.
(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

We use interest rate swaps and other derivatives to achieve our risk management objectives. Our asset liability management strategy is to match assets with debt (in combination with derivatives) that have the same underlying index and reset frequency or, when economical, have interest rate characteristics that we believe are highly correlated. Interest earned on our FFELP Loans is primarily indexed to daily one-month LIBOR and our cost of funds is primarily indexed to rates other than daily one-month LIBOR. A source of variability in FFELP net interest income could also be Floor Income we earn on certain FFELP Loans. Pursuant to the terms of the FFELP, certain FFELP Loans can earn interest at the stated fixed rate of interest as underlying debt interest rate expense remains variable. We refer to this additional spread income as “Floor Income.” Floor Income can be volatile since it is dependent on interest rate levels. We frequently hedge this volatility with derivatives which lock in the value of the Floor Income over the term of the contract. Interest earned on our Private Education Refinance Loans is generally fixed rate with the related cost of funds generally fixed rate as well. Interest earned on the remaining Private Education Loans is generally indexed to either one-month Prime or LIBOR rates and our cost of funds is primarily indexed to one-month or three-month LIBOR. The use of funding with index types and reset frequencies that are different from our assets exposes us to interest rate risk in the form of basis and repricing risk. This could result in our cost of funds not moving in the same direction or with the same magnitude as the yield on our assets. While we believe this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions (which have occurred in prior years) can lead to a temporary divergence between indices resulting in a negative impact to our earnings.

Properties

The following table lists the principal facilities owned by us as of December 31, 2020:

Location	Function	Business Segment(s)	Approximate Square Feet
Fishers, IN(1)	Loan Servicing and Data Center	Federal Education Loans; Consumer Lending; Other	450,000
Wilkes-Barre, PA	Loan Servicing Center	Federal Education Loans; Consumer Lending	133,000
Muncie, IN	Processing Center	Business Processing	75,400
Big Flats, NY	Pioneer Credit Recovery — Processing Center	Federal Education Loans; Business Processing	60,000
Arcade, NY	Pioneer Credit Recovery — Processing Center	Federal Education Loans; Business Processing	46,000
Perry, NY	Pioneer Credit Recovery — Processing Center	Federal Education Loans; Business Processing	45,000

The following table lists the principal facilities leased by us as of December 31, 2020:

Location	Function	Business Segment(s)	Approximate Square Feet
Hendersonville, TN(2)	Xtend Healthcare — Revenue Cycle Management	Business Processing; Other	92,000
Austin, TX(3)	Gila MSB — Business Processing	Business Processing; Other	55,000
Wilmington, DE	Headquarters	Federal Education Loans; Consumer Lending; Business Processing; Other	46,000
Herndon, VA	Administrative Offices	Federal Education Loans; Consumer Lending; Business Processing; Other	43,000
San Francisco, CA(4)	Earnest — Loan Originations	Consumer Lending; Other	36,000
Milwaukee, WI	Duncan Solutions — Business Processing	Business Processing; Other	22,000
Moorestown, NJ	Pioneer Credit Recovery —Processing Center	Federal Education Loans; Business Processing	30,000
Guaynabo, PR	Gila MSB Puerto Rico — Business Processing	Business Processing; Other	21,000
Irving, TX	Duncan Solutions — Business Processing	Business Processing; Other	21,000
Salt Lake City, UT	Earnest — Loan Originations	Consumer Lending; Other	14,000

(1)	Approximately 38,000 square feet leased to Fiserv (previously First Data) beginning April 2019.
(2)	Approximately 33,000 square feet will be vacated in first-quarter 2021 and the Company took a lease abandonment charge.
(3)	Austin, TX lease facility was vacated in September 2020 and the Company took a lease abandonment charge. Lease expires September 30, 2022.
(4)

San Francisco, CA lease was vacated in January 2021 and the Company took a lease abandonment charge. This lease will be terminated effective February 28, 2021. The original lease term was March 31, 2023.

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

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ under the symbol NAVI. As of January 31, 2021, there were 183,771,633 shares of our common stock outstanding and 281 holders of record.

We paid quarterly cash dividends on our common stock of $0.16 per share for each quarter of 2019 and 2020.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of shares of our common stock in the three months ended December 31, 2020.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
Oct 1 – Oct 31, 2020	—	$—	—	$600
Nov 1 – Nov 30, 2020	.3	10.50	—	$600
Dec 1 – Dec 31, 2020	—	—	—	$600
Total fourth quarter	.3	$10.50	—

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

Stock Performance

The following performance graph compares the yearly dollar change in our cumulative total shareholder return on our common stock to that of the S&P 400 Financials and the S&P Midcap 400 Index. The graph assumes a base investment of $100 at December 31, 2015 and reinvestment of dividends through December 31, 2020.

Five Year Cumulative Total Stockholder Return

$200
$180
$160
$140
$120
$100
$80
$60
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Navient Corporation
S&P 400 Financials
S&P Midcap 400 Index

Company/Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Navient Corporation	$100.0	$150.3	$127.6	$88.8	$144.7	$111.3
S&P 400 Financials	$100.0	$129.8	$147.8	$124.2	$156.8	$154.2
S&P Midcap 400 Index	$100.0	$120.7	$140.3	$124.8	$157.4	$178.9

Source: Bloomberg Total Return Analysis

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2020. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report which appears below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2021 Proxy Statement, including in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Other Matters — Delinquent Section 16(a) Reports, if applicable” and “Corporate Governance,” and is incorporated herein by reference.

Executive Compensation

The information required by this item will be contained in the 2021 Proxy Statement, including in the sections titled “Executive Compensation” and “Director Compensation,” and is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2021 Proxy Statement, including in the sections titled “Ownership of Common Stock” and “Ownership of Common Stock by Directors and Executive Officers,” and is incorporated herein by reference.

The table below presents information as of December 31, 2020, relating to our equity compensation plans or arrangements pursuant to which grants of options, restricted stock, restricted stock units, stock units or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	Weighted Average Exercise Price of Outstanding Options and Rights	Average Remaining Life (Years) of Options Outstanding	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Navient Corporation 2014 Omnibus Incentive Plan:
Traditional options	—	$—	—
Net-Settled Options	119,747	12.07	0.9
RSUs	2,517,486	—	—
PSUs	1,343,016	—	—
Total	3,980,249	12.07	0.9	16,426,580
ESPP(2)	—	—	—	2,050,117
Total approved by security holders	3,980,249	$12.07	0.9	18,476,697
Total not approved by security holders	—	$—	—	—

(1)

Upon exercise of a net-settled option, optionees are entitled to receive the after-tax spread shares only. The spread shares equal the gross number of options granted less shares for the option cost. Accordingly, this column reflects the net-settled option spread shares issuable at December 31, 2020, where provided. PSUs granted in 2018 vest after a three-year performance period (2018-2020), with the potential payout ranging from 0% to 150% of the target award. Based on the Company’s actual performance during the three-year performance period relative to pre-established performance goals, these PSUs will vest at 83% of the target amount and will be settled in shares of the Company’s common stock two business days after the Company files its Form 10-K for the year ended December 31, 2020. These 2018 PSUs are shown above as outstanding on December 31, 2020, based on the final achieved amount (i.e., 83% of the target amount).

(2)

Number of shares available for issuance under the Navient Corporation ESPP as of December 31, 2020. The ESPP was approved on April 8, 2014 by the company now known as SLM Corporation, then our sole shareholder. The ESPP became effective May 1, 2014. The Company amended the ESPP effective November 1, 2015 to alter the offering period for employees of recently acquired subsidiaries. The Company again amended the ESPP on April 4, 2019, subject to shareholder approval, to increase the shares available for issuance under the plan by 2 million shares. This amendment was approved by the Company’s shareholders on June 6, 2019. The Company again amended the ESPP on May 21, 2020, to eliminate the accrual of interest on individual account balances for periods after July 31, 2020. For periods on or before July 31, 2020, accrued interest on ESPP deposits was based on the money market annual yield rate published in the Wall Street Journal “Bonds, Rates & Yields” section on the 25th of each month.

Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2021 Proxy Statement, including under “Other Matters — Certain Relationships and Transactions” and “Corporate Governance,” and is incorporated herein by reference.

Principal Accountant Fees and Services

The information required by this item will be contained in the 2021 Proxy Statement, including under “Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The following consolidated financial statements of Navient Corporation and the Report of the Independent Registered Public Accounting Firm thereon are included:

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

Appendix B — Form 10-K Cross-Reference Index

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

3.2	Second Amended and Restated By-Laws of Navient Corporation adopted April 4, 2018 (incorporated by reference to Exhibit 3.1 to Navient Corporation’s Current Report on Form 8-K filed on April 9, 2018).

4.1	Description of Registrant’s Securities (incorporated by reference to Form S-3ASR filed on July 18, 2014.

4.2	IIndenture, dated as of July 18, 2014, between Navient Corporation and Bank of New York Mellon, as trustee, (incorporated by reference to Exhibit 4.1 to Form S-3ASR filed on July 18, 2014).

4.3

First Supplemental Indenture, dated as of November 6, 2014, between Navient Corporation and Bank of New York Mellon, as trustee, (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on November 11, 2006.

4.4

Second Supplemental Indenture dated as of March 27, 2015 between Navient Corporation and Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on March 27, 2015.

4.5

The Third Supplemental Indenture, dated as of July 29, 2016, between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on July 29, 2016).

4.6

The Fourth Supplemental Indenture, dated as of September 16, 2016, between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on September 16, 2016).

4.7

The Fifth Supplemental Indenture, dated as of March 7, 2017 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on March 7, 2017).

4.8

The Sixth Supplemental Indenture, dated as of March 17, 2017 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.3 to Navient Corporation’s Current Report on Form 8-K filed on March 7, 2017)

4.9

The Seventh Supplemental Indenture, dated as of May 26, 2017 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on May 26, 2017).

4.10

The Eighth Supplemental Indenture, dated as of June 9, 2017 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.4 to Navient Corporation’s Current Report on Form 8-K filed on June 9, 2017).

4.11

The Ninth Supplemental Indenture, dated as of December 4, 2017 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.3 to Navient Corporation’s Current Report on Form 8-K filed on December 4, 2017).

4.12

The Tenth Supplemental Indenture, dated as of June 11, 2018 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on June 11, 2018).

4.13

The Eleventh Supplemental Indenture, dated as of January 27, 2020 (this “Supplemental Indenture”), between Navient Corporation, a Delaware corporation (the “Company”), and The Bank of New York Mellon, a New York banking corporation, as trustee (the “Trustee”) (incorporated by reference to Exhibit 4.2 on Form 8-K filed on January 27, 2020).

4.14

The Twelfth Supplemental Indenture, dated as of February 2, 2021, between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 on Form 8-K filed on February 2, 2021).

10.1†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2011 (incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.2†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options — 2010 (incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.3†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2011 (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.4†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2010 (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2014).

10.5†

Form of Navient Corporation 2014 Omnibus Incentive Plan Stock Option Agreement — Net Settled Options (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on April 28, 2016).

10.6

Federal Student Loan Sale Agreement (the “Agreement”) dated April 18, 2017 (the “Effective Date”), by and between Navient Credit Finance Corporation, a Delaware corporation (the “Purchaser”), and JPMorgan Chase Bank, N.A., a national banking association (the “Seller”). (incorporated by reference to Exhibit 10.4 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 27, 2017).

10.7

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

10.8†

Form of Navient Corporation 2014 Omnibus Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 27, 2017).

10.9†

Form of Navient Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2018).

10.10†

Form of Navient Corporation 2014 Omnibus Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2018).

10.11†	Form of Navient Corporation 2014 Omnibus Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2018).

10.12†

Navient Corporation 2014 Omnibus Incentive Plan, Amended and Restated as of May 24, 2018 incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report filed on Form 10-Q filed on August 3, 2018.

10.13†

Navient Deferred Compensation Plan for Directors, as amended and restated effective October 1, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K (File No. 001-36228) filed on October 30, 2015).

10.14†

Navient Corporation Change in Control Severance Plan for Senior Officers, Amended and Restated as of May 24, 2018 incorporated by reference to Exhibit 10.3 to Navient Corporation’s Quarterly Report filed on Form 10-Q filed on August 3, 2018.

10.15†

Navient Corporation Executive Severance Plan for Senior Officers, Amended and Restated as of May 24, 2018 incorporated by reference to Exhibit 10.4 to Navient Corporation’s Quarterly Report filed on Form 10-Q filed on August 3, 2018.

10.16†

Navient Corporation Deferred Compensation Plan, Amended and Restated as of May 24, 2018 incorporated by reference to Exhibit 10.2 to Navient Corporation’s Quarterly Report filed on Form 10-Q filed on August 3, 2018.

10.17†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2019).

10.18†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2019).

10.19†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2019).

10.20†	Amended and Restated Navient Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A to Navient Corporation’s Definitive Proxy Statement filed on April 30, 2019.

10.21

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

10.22

Underwriting Agreement dated January 28, 2021 among Navient Corporation and J.P. Morgan Securities LLC, Barclays Capital Inc. and RBC Capital Markets, LLC, as representatives of the underwriters named therein (incorporated by reference to Exhibit 4.2 on Form 8-K filed on February 2, 2021).

10.23†	Form of Navient Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 on Form 10-Q filed on May 1, 2020).

10.24†	Form of Navient Corporation 2014 Omnibus Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 on Form 10-Q filed on May 1, 2020).

10.25†	Form of Navient Corporation 2014 Omnibus Incentive Plan Independent Director Stock Agreement (incorporated by reference to Exhibit 10.3 on Form 10-Q filed on May 1, 2020).

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Management Contract or Compensatory Plan or Arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 26, 2021

NAVIENT CORPORATION

By:	/s/ JOHN F. REMONDI
John F. Remondi President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. REMONDI John F. Remondi	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021

/s/ JOE FISHER Joe Fisher	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2021

/s/ LINDA A. MILLS Linda A. Mills	Chair of the Board of Directors	February 26, 2021

/s/ FREDERICK ARNOLD Frederick Arnold	Director	February 26, 2021

/s/ ANNA ESCOBEDO CABRAL Anna Escobedo Cabral	Director	February 26, 2021

/s/ LARRY A. KLANE Larry A. Klane	Director	February 26, 2021

/s/ KATHERINE A. LEHMAN Katherine A. Lehman	Director	February 26, 2021

/s/ JANE J. THOMPSON Jane J. Thompson	Director	February 26, 2021

/s/ LAURA S. UNGER Laura S. Unger	Director	February 26, 2021

/s/ DAVID L. YOWAN David L. Yowan	Director	February 26, 2021

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Navient Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Navient Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Navient Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Navient Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for recognition and measurement of credit losses as of January 1, 2020 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Accounting Standards Codification Topic 326).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the allowance for credit losses on loans

As discussed in Note 2 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments— Credit Losses (CECL) as of January 1, 2020.  The total allowance for credit losses as of January 1, 2020 was $1,369 million, inclusive of the allowance for private education loans totaling $1,045 million and FFELP loans totaling $324 million (the January 1, 2020 ALL).  As discussed in Notes  2 and 4 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2020 was $1,377 million, of which $1,089 million related to the allowance for credit losses on private education loans (the December 31, 2020 private education ALL).  The January 1, 2020 ALL and the December 31, 2020 private education ALL includes the measure of expected credit losses on a collective basis for those loans that share similar risk characteristics.   The Company estimated the January 1, 2020 ALL and the December 31, 2020 private education ALL using current expected credit losses methodologies which are based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances. For the private education ALL, the expected credit losses are the product of a transition rate model determining the Company’s estimates of probability of default and prepayment and applying the loss given default on an undiscounted basis.  For the FFELP ALL, the expected credit losses are the product of the model utilizing historical transition rates to determine  the Company’s estimates of probability of default and prepayment on an undiscounted basis.  The models used to project losses utilize key credit quality indicators of the loan portfolio and predict how those attributes are expected to perform at the loan level in connection with the forecasted economic conditions over the contractual term of the loans including any prepayments and extension options within the control of the borrower. The private education ALL incorporates a reasonable and supportable forecast of various macro-economic variables and several forecast scenarios over the remaining life of the loans. The development of the reasonable and supportable forecast incorporates an assumption that each macro-economic variable will revert to a long-term expectation. For the FFELP ALL, after the reasonable and supportable forecast period, there is an immediate reversion to a long-term expectation. The Company makes estimates regarding 1) transition rates including prepayments, 2) recoveries on defaults including expected future recoveries on charged-off loans (expected recoveries) and 3) reasonably expected new Troubled Debt Restructurings (“TDRs”).  A portion of the January 1, 2020  ALL and the December 31, 2020 private education  ALL is comprised of adjustments to historical loss information for reasonable and supportable forecasts of future economic conditions and asset-specific risk characteristics to the extent that these factors are not reflected in the historical loss information. These adjustments are based on qualitative factors not reflected in the quantitative models but are likely to impact the measurement of estimated credit losses.

We identified the assessment of the January 1, 2020 ALL and the December 31, 2020 private education ALL as a critical audit matter. A high degree of audit effort, including skills and knowledge, and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed an evaluation of the ALL methodologies including the methods and models used to estimate the projected losses and their significant assumptions.  Such significant assumptions included (1) historical loss period (2) the forecasted economic scenarios, including related weightings (solely as it relates to the private education ALL), (3) the reasonable and supportable forecast periods, (4) the reversion method (solely as it relates to the FFELP ALL), (5) the transition rates including estimated prepayments, (6) the expected recoveries (solely as it relates to the private education ALL), and  (7) the qualitative factors.  The assessment also included an evaluation of the conceptual soundness and performance of the models.  In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the ALL estimates including controls over:

•	development of the ALL methodologies
•	development of the models
•	identification and determination of significant assumptions used to estimate credit losses
•	development of the qualitative factors
•	performance monitoring of the models for the December 31, 2020 private education ALL
•	analysis of the December 31, 2020 private education ALL results, trends, and ratios.

We evaluated the Company’s process to develop the ALL estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions.  In addition, we involved credit risk professionals with specialized industry knowledge and experience who assisted in:

•	evaluating the Company’s January 1, 2020 ALL and December 31, 2020 private education ALL methodologies for compliance with U.S. generally accepted accounting principles
•

evaluating the judgments made by the Company relative to the model development and performance testing of models, and the significant assumptions used by the Company by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

•	assessing the conceptual soundness and performance testing of the model by inspecting the model documentation to determine whether the models are suitable for their intended use
•

evaluating the methodology used to develop the qualitative factors and the effect of those factors on the ALL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.

We also assessed the sufficiency of the audit evidence obtained related to the Company’s January 1, 2020 ALL and the December 31, 2020 private education ALL by evaluating the:

•	cumulative results of the audit procedures
•	qualitative aspects of the Company’s accounting practices
•	potential bias in the accounting estimates.

(signed) KPMG LLP

We have served as the Company’s auditor since 2012.

McLean, Virginia
February 26, 2021

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2020	December 31, 2019
Assets
FFELP Loans (net of allowance for losses of $288 and $64, respectively)	$58,284	$64,575
Private Education Loans (net of allowance for losses of $1,089 and $1,048, respectively)	21,079	22,245
Investments
Held-to-maturity	15	19
Other	270	192
Total investments	285	211
Cash and cash equivalents	1,183	1,233
Restricted cash and cash equivalents	2,354	2,548
Goodwill and acquired intangible assets, net	735	757
Other assets	3,492	3,334
Total assets	$87,412	$94,903
Liabilities
Short-term borrowings	$6,613	$8,483
Long-term borrowings	77,332	81,715
Other liabilities	1,020	1,356
Total liabilities	84,965	91,554
Commitments and contingencies
Equity
Common stock, par value $0.01 per share; 1.125 billion shares authorized: 454 million and 451 million shares issued, respectively	4	4
Additional paid-in capital	3,226	3,198
Accumulated other comprehensive loss (net of tax benefit of $90 and $30, respectively)	(274)	(91)
Retained earnings	3,331	3,664
Total Navient Corporation stockholders’ equity before treasury stock	6,287	6,775
Less: Common stock held in treasury at cost: 267 million and 236 million shares, respectively	(3,854)	(3,439)
Total Navient Corporation stockholders’ equity	2,433	3,336
Noncontrolling interest	14	13
Total equity	2,447	3,349
Total liabilities and equity	$87,412	$94,903

Supplemental information — assets and liabilities of consolidated variable interest entities:

	December 31, 2020	December 31, 2019
FFELP Loans	$58,068	$64,255
Private Education Loans	18,658	19,609
Restricted cash	2,322	2,506
Other assets, net	1,420	1,089
Short-term borrowings	5,595	7,089
Long-term borrowings	68,900	72,856
Net assets of consolidated variable interest entities	$5,973	$7,514

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Interest income:
FFELP Loans	$1,837	$2,847	$3,027
Private Education Loans	1,445	1,731	1,778
Other loans	—	2	6
Cash and investments	16	93	97
Total interest income	3,298	4,673	4,908
Total interest expense	2,046	3,488	3,668
Net interest income	1,252	1,185	1,240
Less: provisions for loan losses	155	258	370
Net interest income after provisions for loan losses	1,097	927	870
Other income (loss):
Servicing revenue	214	240	274
Asset recovery and business processing revenue	458	488	430
Other income	20	45	17
Gains on sales of loans	—	16	—
Gains (losses) on debt repurchases	(6)	45	19
Gains (losses) on derivative and hedging activities, net	(256)	22	(38)
Total other income	430	856	702
Expenses:
Salaries and benefits	497	488	507
Other operating expenses	467	496	477
Total operating expenses	964	984	984
Goodwill and acquired intangible asset impairment and amortization expense	22	30	47
Restructuring/other reorganization expenses	9	6	13
Total expenses	995	1,020	1,044
Income before income tax expense	532	763	528
Income tax expense	120	166	133
Net income	$412	$597	$395
Basic earnings per common share	$2.14	$2.59	$1.52
Average common shares outstanding	193	230	260
Diluted earnings per common share	$2.12	$2.56	$1.49
Average common and common equivalent shares outstanding	195	233	264
Dividends per common share	$.64	$.64	$.64

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2020	2019	2018
Net income	$412	$597	$395
Net changes in cash flow hedges, net of taxes(1)	(183)	(204)	39
Total comprehensive income	$229	$393	$434

(1)	See “Note 7 – Derivative Financial Instruments.”

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

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

						Accumulated
	Common Stock Shares			Common	Additional Paid-In	Other Comprehensive	Retained	Treasury	Total Stockholders’	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2019	451,094,879	(235,658,196)	215,436,683	$4	$3,198	$(91)	$3,664	$(3,439)	3,336	$13	3,349
Cumulative adjustment for the adoption of ASU No. 2016-13	—	—	—	—	—	—	(620)	—	(620)	—	(620)
Comprehensive income:
Net income	—	—	—	—	—	—	412	—	412	—	412
Other comprehensive income (loss), net of tax	—	—	—	—	—	(183)	—	—	(183)	—	(183)
Total comprehensive income	—	—	—	—	—	—	—	—	229	—	229
Cash dividends:
Common stock ($.64 per share)	—	—	—	—	—	—	(123)	—	(123)	—	(123)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	2,684,096	—	2,684,096	—	10	—	—	—	10	—	10
Stock-based compensation expense	—	—	—	—	18	—	—	—	18	—	18
Common stock repurchased	—	(30,628,580)	(30,628,580)	—	—	—	—	(400)	(400)	—	(400)
Shares repurchased related to employee stock-based compensation plans	—	(1,189,745)	(1,189,745)	—	—	—	—	(15)	(15)	—	(15)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	1	1
Balance at December 31, 2020	453,778,975	(267,476,521)	186,302,454	$4	$3,226	$(274)	$3,331	$(3,854)	$2,433	$14	$2,447

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2020	2019	2018
Operating activities
Net income	$412	$597	$395
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) on sale of education loans	—	(16)	—
(Gains) losses on debt repurchases	6	(45)	(19)
Goodwill and acquired intangible asset impairment and amortization expense	22	30	47
Stock-based compensation expense	18	25	25
Mark-to-market (gains)/losses on derivative and hedging activities, net	340	130	37
Provisions for loan losses	155	258	370
Decrease (increase) in accrued interest receivable	22	78	(125)
(Decrease) increase in accrued interest payable	(113)	(96)	58
Decrease in other assets	177	191	321
(Decrease) increase in other liabilities	(52)	(133)	31
Total adjustments	575	422	745
Total net cash provided by operating activities	987	1,019	1,140
Investing activities
Education loans acquired	(4,641)	(5,411)	(3,652)
Principal payments on education loans	11,179	12,472	13,973
Proceeds from sales of education loans	—	408	—
Other investing activities, net	(90)	9	(76)
Proceeds from sales and maturities of other securities	—	7	115
Total net cash provided by investing activities	6,448	7,485	10,360
Financing activities
Borrowings collateralized by loans in trust - issued	7,959	7,919	9,006
Borrowings collateralized by loans in trust - repaid	(11,858)	(14,271)	(14,057)
Asset-backed commercial paper conduits, net	(1,915)	(907)	(2,833)
Long-term unsecured notes issued	682	—	495
Long-term unsecured notes repaid	(1,832)	(1,950)	(2,947)
Other financing activities, net	(192)	(189)	(162)
Common stock repurchased	(400)	(440)	(220)
Common dividends paid	(123)	(147)	(166)
Total net cash used in financing activities	(7,679)	(9,985)	(10,884)
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(244)	(1,481)	616
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	3,781	5,262	4,646
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,537	$3,781	$5,262
Cash disbursements made (refunds received) for:
Interest	$2,059	$3,479	$3,460
Income taxes paid	$74	$93	$57
Income taxes received	$—	$(4)	$(6)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$1,183	$1,233	$1,286
Restricted cash and restricted cash equivalents	2,354	2,548	3,976
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,537	$3,781	$5,262
Supplemental cash flow information:
Non-cash activities
Investing activity - Held-to-maturity asset backed securities retained related to sales of education loans	$—	$22	$—
Operating activity - Servicing assets recognized upon sales of education loans	—	3	—

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

With a focus on data-driven insights, service, compliance and innovative support, Navient’s business consists of:

•	Federal Education Loans

We own a portfolio of $58.3 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We service and provide asset recovery services on this portfolio and for third parties, deploying data-driven approaches to support the success of our customers.

We service federal education loans for approximately 5.6 million customers on behalf of the U.S. Department of Education (ED). Our flexible and scalable infrastructure manages large volumes of complex transactions with continued customer experience and efficiency improvements.

•	Consumer Lending

We own, service and originate Private Education Loans that enable students to pursue higher education and economic opportunities. Our $21.1 billion private loan portfolio demonstrates high customer success rates. Our loan origination business assists borrowers in refinancing their education loan debt and supports students and families in financing their higher education. In 2020, we originated $4.6 billion in Private Education Loans.

•	Business Processing

We provide business processing solutions to a variety of public sector and health care organizations. We support over 500 clients – and their millions of clients, patients, and citizens – through a suite of solutions that leverages our scale, technology and customer experience expertise. Our data driven solutions enable our clients to focus on their missions and optimize their cash flow, and they enable individuals to successfully navigate complex programs, transactions, and decisions.

2.   Significant Accounting Policies

Use of Estimates

Our financial reporting and accounting policies conform to generally accepted accounting principles in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Uncertain and volatile market and economic conditions increase the risk and complexity of the judgments in these estimates and actual results could differ from estimates. Accounting policies that include the most significant judgments, estimates and assumptions include the allowance for loan losses, goodwill and intangible asset impairment assessment and the amortization of loan premiums and discounts using the effective interest rate method.

Consolidation

The consolidated financial statements include the accounts of Navient Corporation and its majority-owned and controlled subsidiaries and those Variable Interest Entities (VIEs) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

We consolidate any VIEs where we have determined we are the primary beneficiary. A VIE is a legal entity that does not have sufficient equity at risk to finance its own operations, or whose equity holders do not have the power to direct the activities that most significantly affect the economic performance of the entity, or whose equity holders do not share proportionately in the losses or benefits of the entity. The primary beneficiary of the VIE is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As it relates to our securitizations and other secured borrowing facilities that are VIEs as of December 31, 2020 that we consolidate, we are the primary beneficiary as we are the servicer of the related education loan assets and own the Residual Interest of the securitization trusts and secured borrowing facilities.

Fair Value Measurement

We use estimates of fair value in applying various accounting standards for our financial statements. Fair value measurements are used in one of four ways:

•	In the balance sheet with changes in fair value recorded in the statement of income;
•	In the balance sheet with changes in fair value recorded in the accumulated other comprehensive income section of the statement of changes in stockholders’ equity;
•	In the balance sheet for instruments carried at lower of cost or fair value with impairment charges recorded in the statement of income; and
•	In the notes to the financial statements.

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

Loans

Loans, consisting of federally insured education loans and Private Education Loans, that we have the ability and intent to hold for the foreseeable future are classified as held-for-investment and are carried at amortized cost. Amortized cost includes the unamortized premiums, discounts, and capitalized origination costs and fees, all of which are amortized to interest income as further discussed below. Loans which are held-for-investment also have an allowance for loan loss. Any loans we have not classified as held-for-investment are classified as held-for-sale and carried at the lower of cost or fair value. Loans are classified as held-for-sale when we have the intent and ability to sell such loans. Loans which are held-for-sale do not have the associated premium, discount, and capitalized origination costs and fees amortized into interest income. In addition, once a loan is classified as held-for-sale, any allowance for loan losses that existed immediately prior to the reclassification to held-for-sale is reversed through provision.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

Allowance for Loan Losses

On January 1, 2020, we adopted ASU No. 2016-13, “Financial Instruments — Credit Losses,” which requires measurement and recognition of an allowance for loan loss that estimates the remaining current expected credit losses (CECL) for financial assets measured at amortized cost held at the reporting date. Our prior allowance for loan loss was an incurred loss model. As a result, the new guidance resulted in an increase to our allowance for loan losses. The new standard impacts the allowance for loan losses related to our Private Education Loans and FFELP Loans.

The standard was applied through a cumulative-effect adjustment to retained earnings (net of tax) as of January 1, 2020, the effective date, for the education loans on our balance sheet as of that date (except for the $70 million Purchased Credit Deteriorated (PCD) portfolio where the related $43 million allowance is recorded as an increase to the basis of the loans).  Subsequently, changes in the estimated remaining current expected credit losses, including estimated losses on newly originated education loans, are recorded through provision (net income). This standard represents a significant change from prior GAAP and has resulted in material changes to the Company’s accounting for the allowance for loan losses.

Related to this new standard:

•

We have determined that, for modeling current expected credit losses, we can reasonably estimate expected losses that incorporate current and forecasted economic conditions over a “reasonable and supportable” period. For Private Education Loans, we incorporate a reasonable and supportable forecast of various macro-economic variables over the remaining life of the loans. The development of the reasonable and supportable forecast incorporates an assumption that each macro-economic variable will revert to a long-term expectation starting in years 2-4 of the forecast and largely completing within the first five years of the forecast. For FFELP Loans, after a three-year reasonable and supportable period, there is an immediate reversion to a long-term expectation. The models used to project losses utilize key credit quality indicators of the loan portfolio and predict how those attributes are expected to perform in connection with the forecasted economic conditions. These losses are calculated on an undiscounted basis. For Private Education Loans, we utilize a transition rate model that estimates the probability of prepayment and default and apply the loss given default. For FFELP Loans, we use historical transition rates to determine prepayments and defaults. The forecasted economic conditions used in our modeling of expected losses are provided by a third party. The primary economic metrics we use in the economic forecast are unemployment, GDP, interest rates, consumer loan delinquency rates and consumer income. Several forecast scenarios are provided which represent the baseline economic expectations as well as favorable and adverse scenarios. We analyze and evaluate the alternative scenarios for reasonableness and determine the appropriate weighting of these alternative scenarios based upon the current economic conditions and our view of the likelihood and risks of the alternative scenarios. We project losses at the loan level and make estimates regarding prepayments, recoveries on defaults and reasonably expected new Troubled Debt Restructurings (TDRs).

•

Separately, as it relates to interest rate concessions granted as part of our private education loan modification program, a discounted cash flow model is used to calculate the amount of interest forgiven for loans currently in the program. The present value of this interest rate concession is included in our allowance for loan loss.

•	Charge-offs include the discount or premium related to such defaulted loan.
•

CECL requires our expected future recoveries on charged-off loans to be presented within the allowance for loan loss whereas previously, we accounted for our receivable for partially charged-off loans ($588 million as of December 31, 2019) as part of our Private Education Loan portfolio. This change is only a change in classification on the balance sheet and did not impact retained earnings at adoption of CECL or provision and net income post-adoption.

•

Once our loss model calculations are performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be made. These adjustments may include, but are not limited to, changes in lending and servicing and collection policies and practices, as well as the effect of other external factors such as the economy and changes in legal or regulatory requirements that impact the amount of future credit losses.

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

The $155 million provision for loan losses in 2020 primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions. This increase in expected losses was largely reflected in the allowance for loan losses as of June 30, 2020 as we believe there was not a significant change in the credit quality of the portfolio or in the current and forecasted economic conditions between June 30, 2020 and December 31, 2020. These conclusions and adjustments were based on an evaluation of current and forecasted economic conditions directly taking into consideration the negative impact of COVID-19 on the U.S. economy. We evaluated and considered several forecasted economic scenarios when making these conclusions and adjustments. We also considered the characteristics of our loan portfolio and its expected behavior in the forecasted economic scenarios. The provision for loan losses in 2020 related to COVID-19 is directly related to changes in the following assumptions regarding the current and forecasted economic conditions since January 1, 2020 (when CECL was implemented): an increase in unemployment, a decrease in GDP, a decrease in interest rates, an increase in consumer loan delinquency rates and a decrease in consumer income.  If future economic conditions as a result of COVID-19 are significantly worse than what was assumed as a part of this assessment, specifically related to the severity and length of the downturn and subsequent recovery, it could result in additional provision for loan loss being recorded in future periods.

At the end of each month, for Private Education loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “expected future recoveries on charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for Private Education Loan losses with an offsetting reduction in the expected future recoveries on charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

Allowance for Loan Losses Prior to the Adoption of CECL

Private Education Loans

We consider a loan to be impaired when, based on current information, a loss has been incurred and it is probable that we will not receive all contractual amounts due. When making our assessment as to whether a loan is impaired, we also take into account more than insignificant delays in payment. We generally evaluate impaired loans on an aggregate basis by grouping similar loans. Impaired loans also include those loans which are individually assessed for impairment at a loan level, such as in a troubled debt restructuring (TDR). We maintain an allowance for loan losses at an amount sufficient to absorb losses incurred in our portfolios at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio.

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

We determine the collectability of our Private Education Loan portfolio by evaluating certain risk characteristics. We consider credit score (FICO), loan status, loan seasoning, existence of a cosigner and school type as the key credit quality indicators because they have the most significant effect on our determination of the adequacy of our allowance for loan losses.

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

FFELP Loans

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

Investments

Other investments are primarily receivables for cash collateral posted to derivative counterparties.

Cash and Cash Equivalents

Cash and cash equivalents can include term federal funds, Eurodollar deposits, commercial paper, asset-backed commercial paper (ABCP), CDs, treasuries and money market funds with original terms to maturity of less than three months.

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

Goodwill and Acquired Intangible Assets

Acquisitions are accounted for under the acquisition method of accounting which results in the Company allocating the purchase price to the fair value of the acquired assets, liabilities and non-controlling interests, if any, with the remaining purchase price allocated to goodwill.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

We complete a goodwill impairment analysis which may be a qualitative or a quantitative analysis depending on the facts and circumstances associated with the reporting unit.  In conjunction with a qualitative impairment analysis, we assess relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of a reporting unit is less than its carrying amount. The “more-likely-than-not” threshold is defined as having a likelihood of more than 50%. If, based on first assessing impairment utilizing a qualitative approach, we determine it is “more-likely-than-not” that the fair value of the reporting unit is less than its carrying amount, we will also complete a quantitative impairment analysis. In conjunction with a quantitative impairment analysis, we compare the fair value of the reporting unit to the reporting unit’s carrying value, including goodwill. If the carrying value of the reporting unit exceeds the fair value, goodwill is impaired in an amount equal to the amount by which the carrying value exceeds the fair value of the reporting unit not to exceed the goodwill amount attributed to the reporting unit.

Acquired intangible assets include, but are not limited to, trade names, customer and other relationships, and non-compete agreements. Acquired intangible assets with finite lives are amortized over their estimated useful lives in proportion to their estimated economic benefit. Finite-lived acquired intangible assets are reviewed for impairment using an undiscounted cash flow analysis when an event occurs or circumstances change indicating the carrying amount of a finite-lived asset or asset group may not be recoverable. If the carrying amount of the asset or asset group exceeds the undiscounted cash flows, the fair value of the asset or asset group is determined using an acceptable valuation technique. An impairment loss would be recognized if the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. The impairment loss recognized would be the difference between the carrying amount and fair value.

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

Under the terms of the transaction documents of certain trusts, we have, from time to time, exercised our options to purchase delinquent loans from Private Education Loan trusts, to purchase the remaining loans from trusts once the loan balance falls below 10% of the original amount, to purchase education loans up to 10% of the trust’s initial balance, or to call rate reset notes. Certain trusts maintain financial arrangements with third parties also typical of securitization transactions, such as derivative contracts (swaps).

We do not record servicing assets or servicing liabilities when our securitization trusts are consolidated. As of December 31, 2020, we had $13 million of servicing assets on our balance sheet, recorded in connection with asset sales where we retained the servicing.

Education Loan Interest Income

For loans classified as held-for-investment, we recognize education loan interest income as earned, adjusted for the amortization of premiums (which includes premiums from loan purchases and capitalized direct origination costs), discounts and Repayment Borrower Benefits. These adjustments result in income being recognized based upon the expected yield of the loan over its life after giving effect to expected prepayments. We amortize premium and discount on education loans using a Constant Prepayment Rate (CPR) which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. In determining the CPR, we only consider payments made in excess of contractually required payments. This would include loan refinancing and consolidations and other early payoff activity. For Repayment Borrower Benefits, the estimates of their effect on education loan yield are based on analyses of historical payment behavior of customers who are eligible for the incentives and its effect on the ultimate qualification rate for these incentives. We regularly evaluate the assumptions used to estimate the prepayment speeds and the qualification rates used for Repayment Borrower Benefits. In instances where there are changes to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the acquisition of the loan. We do not amortize any premiums, discounts or other adjustments to the basis of education loans when they are classified as held-for-sale.

Interest Expense

Interest expense is based upon contractual interest rates adjusted for the amortization of debt issuance costs, premiums and discounts. Our interest expense is also adjusted for net payments/receipts related to interest rate and foreign currency swap agreements that qualify and are designated as hedges, as well as the mark-to-market impact of derivatives and debt in fair value hedge relationships. Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions that qualified as hedges. Amortization of debt issuance costs, premiums, discounts and terminated hedge-basis adjustments are recognized using the effective interest rate method.

Servicing Revenue

We perform loan servicing functions for third parties in return for a servicing fee. Our compensation is typically based on a per-unit fee arrangement or a percentage of the loans outstanding. We recognize servicing revenues associated with these activities based upon the contractual arrangements as the services are rendered. We recognize late fees on third-party serviced loans as well as on loans in our portfolio according to the contractual provisions of the promissory notes, as well as our expectation of collectability.

Asset Recovery and Business Processing Revenue

We account for certain asset recovery and business processing contract revenue (herein referred to as revenue from contracts with customers) in accordance with ASC 606, “Revenue from Contracts with Customers.” (All Business Processing segment and the majority of the Federal Education Loan segment asset recovery and business processing revenue is accounted for under ASC 606.) Revenue earned by our Federal Education Loans segment is derived from asset recovery activities related to the collection of delinquent education loans on behalf of ED, Guarantor agencies and other institutions, as well as certain other guarantor activities. Revenue earned by our Business Processing segment is derived from government services, which includes receivables management services and account processing solutions, and healthcare services, which includes revenue cycle management services.

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

Transfer of Financial Assets and Extinguishments of Liabilities

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

Derivative Accounting

Derivative instruments that are used as part of our interest rate and foreign currency risk management strategy include interest rate swaps, cross-currency interest rate swaps, and interest rate floor contracts. The accounting for derivative instruments requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. As more fully described below, if certain criteria are met, derivative instruments are classified and accounted for by us as either fair value or cash flow hedges. If these criteria are not met, the derivative financial instruments are accounted for as trading. Derivative positions are recorded as net positions by counterparty based on master netting arrangements exclusive of accrued interest and cash collateral held or pledged.  Many of our derivatives, mainly fixed to variable or variable to fixed interest rate swaps and cross-currency interest rate swaps, qualify as effective hedges. For these derivatives, at the inception of the hedge relationship, the following is documented: the relationship between the hedging instrument and the hedged items (including the hedged risk, the method for assessing effectiveness, and the results of the upfront effectiveness testing), and the risk management objective and strategy for undertaking the hedge transaction. Each derivative is designated to either a specific (or pool of) asset(s) or liability(ies) on the balance sheet or expected future cash flows and designated as either a “fair value” or a “cash flow” hedge.  The assessment of the hedge’s effectiveness is performed at inception and on an ongoing basis, generally using regression testing. For hedges of a pool of assets or liabilities, tests are performed to demonstrate the similarity of individual instruments of the pool. When it is determined that a derivative is not currently an effective hedge, ineffectiveness is recognized for the full change in value of the derivative with no offsetting mark-to-market of the hedged item for the current period. If it is also determined the hedge will not be effective in the future, we discontinue the hedge accounting prospectively, cease recording changes in the fair value of the hedged item, and begin amortization of any basis adjustments that exist related to the hedged item.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

Fair Value Hedges

Fair value hedges are generally used by us to hedge the exposure to changes in the fair value of a recognized fixed rate asset or liability. We enter into interest rate swaps to economically convert fixed rate assets into variable rate assets and fixed rate debt into variable rate debt. We also enter into cross-currency interest rate swaps to economically convert foreign currency denominated fixed and floating debt to U.S. dollar denominated variable debt. For fair value hedges, we generally consider all components of the derivative’s gain and/or loss when assessing hedge effectiveness and generally hedge changes in fair values due to interest rates or interest rates and foreign currency exchange rates.  For fair value hedges, both the derivative and the hedged item (for the risk being hedged) are marked-to-market through net interest income with any difference reflecting ineffectiveness.

Cash Flow Hedges

We use cash flow hedges to hedge the exposure to variability in cash flows for a forecasted debt issuance and for exposure to variability in cash flows of floating rate debt or assets. This strategy is used primarily to minimize the exposure to volatility from future changes in interest rates. For cash flow hedges, the change in the fair value of the derivative is recorded in other comprehensive income, net of tax, and recognized in earnings in the same period as the earnings effects of the hedged item. In the case of a forecasted debt issuance, gains and losses are reclassified to earnings over the period which the stated hedged transaction affects earnings. If we determine it is not probable that the anticipated transaction will occur, gains and losses are reclassified immediately to earnings. In assessing hedge effectiveness, generally all components of each derivative’s gains or losses are included in the assessment. We generally hedge exposure to changes in cash flows due to changes in interest rates or total changes in cash flow.

Trading Activities

When derivative instruments do not qualify as hedges, they are accounted for as trading instruments where all changes in fair value are recorded through earnings with no consideration for the corresponding change in fair value of the economically hedged item. Some of our derivatives, primarily Floor Income Contracts, basis swaps and at times, certain other LIBOR swaps do not qualify for hedge accounting treatment. Regardless of the accounting treatment, we consider these derivatives to be economic hedges for risk management purposes. We use this strategy to minimize our exposure to changes in interest rates.

The “gains (losses) on derivative and hedging activities, net” line item in the consolidated statements of income includes the mark-to-market gains and losses of our derivatives that do not qualify for hedge accounting, as well as the realized changes in fair value related to derivative net settlements and dispositions that do not qualify for hedge accounting.

Accounting for Stock-Based Compensation

We recognize stock-based compensation cost in our statements of income using the fair value-based method. Under this method we determine the fair value of the stock-based compensation at the time of the grant and recognize the resulting compensation expense over the grant’s vesting period. We record stock-based compensation expense net of estimated forfeitures and as such, only those stock-based awards that we expect to vest are recorded. We estimate the forfeiture rate based on historical forfeitures of equity awards and adjust the rate to reflect changes in facts and circumstances, if any. Ultimately, the total expense recognized over the vesting period will equal the fair value of awards that actually vest.

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

The Company administers the Navient Corporation Employee Severance Plan and the Navient Corporation Executive Severance Plan for Senior Officers (collectively, the Severance Plan). The Severance Plan provides severance benefits in the event of termination of the Company’s full-time employees and part-time employees who work at least 24 hours per week. The Severance Plan establishes specified benefits based on base salary, job level immediately preceding termination and years of service upon involuntary termination of employment. The benefits payable under the Severance Plan relate to past service, and they accumulate and vest. Accordingly, we recognize severance expenses to be paid pursuant to the Severance Plan when payment of such benefits is probable and can be reasonably estimated. Such benefits include severance pay calculated based on the Severance Plan, medical and dental benefits, and outplacement services expenses.

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

During 2020 and 2019, the Company incurred $9 million and $6 million, respectively, of restructuring/other reorganization expense in connection with an effort that will reduce costs and improve operating efficiency. These charges were primarily related to facility lease terminations and severance-related costs.

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

Earnings (Loss) per Common Share

We compute earnings (loss) per common share (EPS) by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Diluted earnings per common share is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the Employee Stock Purchase Plan. See “Note 10 — Earnings (Loss) per Common Share” for further discussion.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

Effective in 2020

Allowance for Loan Losses

On January 1, 2020, we adopted ASU No. 2016-13, “Financial Instruments — Credit Losses,” which requires measurement and recognition of an allowance for loan loss that estimates the remaining current expected credit losses (CECL) for financial assets measured at amortized cost held at the reporting date. See “Allowance for Loan Losses” earlier in this footnote for further discussion.

Goodwill

On January 1, 2020, we adopted ASU No. 2017-04, "Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment.” The new standard simplifies the goodwill impairment test by eliminating the requirement to perform step two of the goodwill impairment test when the carrying value of a reporting unit exceeds the reporting unit fair value. Impairment is the amount by which the carrying value exceeds the reporting unit fair value, not to exceed the total allocated reporting unit goodwill. Previously, step two required a hypothetical purchase price allocation when step one indicated potential impairment. This new standard had no impact on 2020 results.

Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides relief for companies who are preparing for the discontinuation of interest rates such as the London Interbank Offered Rate (LIBOR).  The ASU provides companies with optional guidance in the form of expedients and exceptions related to contract modifications, hedge accounting and held to maturity debt securities to ease the burden of and simplify the accounting associated with transitioning away from LIBOR.  This guidance, which will only be available through December 31, 2022, can be applied commencing in March 2020.  The Company continues to assess the implications of the discontinuation of LIBOR.  Accordingly, the Company has not applied or concluded whether it will apply the expedients and exceptions provided in this new standard.

3.   Education Loans

Education loans consist of FFELP and Private Education Loans.

There are two principal categories of FFELP Loans: Stafford and FFELP Consolidation Loans. Generally, Stafford  loans have repayment periods of between 5 and 10 years. FFELP Consolidation Loans have repayment periods of 12 to 30 years. FFELP Loans do not require repayment, or have modified repayment plans, while the customer is in-school and during the grace period immediately upon leaving school. The customer may also be granted a deferment or forbearance for a period of time based on need, during which time the customer is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment and forbearance period. FFELP Loans obligate the customer to pay interest at a stated fixed rate or a variable rate reset annually (subject to a cap) on July 1 of each year depending on when the loan was originated and the loan type. FFELP Loans disbursed before April 1, 2006 earn interest at the greater of the borrower’s rate or a floating rate based on the Special Allowance Payment (SAP) formula, with the interest earned on the floating rate that exceeds the interest earned from the customer being paid directly by ED. For loans disbursed after April 1, 2006, FFELP Loans effectively only earn at the SAP rate, as the excess interest earned when the borrower rate exceeds the SAP rate (Floor Income) is required to be rebated to ED.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Education Loans (Continued)

Private Education Loans bear the full credit risk of the customer. Private Education Refinance Loans generally have a fixed interest rate with the non-refinance Private Education Loans generally at a variable rate indexed to LIBOR or Prime indices. The majority of non-refinance loans in our portfolio are cosigned. Similar to FFELP loans, Private Education Loans are generally non-dischargeable in bankruptcy. Most loans have repayment terms of 10 to 15 years or more, and for loans made prior to 2009, payments are typically deferred until after graduation. However, since 2009 we began to encourage interest-only or fixed payment options while the customer is enrolled in school.

The estimated weighted average life of education loans in our portfolio was approximately 6 years at December 31, 2020 and 2019. The following table reflects the distribution of our education loan portfolio by program.

	December 31, 2020		Year Ended December 31, 2020
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford Loans, net	$19,607	25%	$20,844	2.80%
FFELP Consolidation Loans, net	38,677	49	40,678	3.08
Private Education Loans, net	21,079	26	22,720	6.36
Total education loans, net	$79,363	100%	$84,242	3.90%

	December 31, 2019		Year Ended December 31, 2019
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford Loans, net	$21,723	25%	$23,198	4.24%
FFELP Consolidation Loans, net	42,852	49	45,073	4.13
Private Education Loans, net	22,245	26	22,512	7.69
Total education loans, net	$86,820	100%	$90,783	5.04%

As of December 31, 2020 and 2019, 85% and 87%, respectively, of our education loan portfolio was in repayment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses

See “Note 2 – Significant Accounting Policies” for discussion of the adoption of CECL on January 1, 2020.

Allowance for Loan Losses Metrics

	Year Ended December 31, 2020
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period (after transition adjustment to CECL on January 1, 2020)	$324	$1,045	$1,369
Total provision	13	142	155
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(1)	—	(23)	(23)
Net charge-offs remaining(2)	(49)	(184)	(233)
Total charge-offs(2)	(49)	(207)	(256)
Decrease in expected future recoveries on charged-off loans(3)	—	109	109
Allowance at end of period	288	1,089	1,377
Plus: expected future recoveries on charged-off loans(3)	—	479	479
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$288	$1,568	$1,856
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.10%	.88%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.11%
Allowance coverage of charge-offs(4)	5.9	7.6
Allowance as a percentage of the ending total loan balance(4)	.5%	7.1%
Allowance as a percentage of the ending loans in repayment(4)	.6%	7.5%
Ending total loans	$58,572	$22,168
Average loans in repayment	$48,130	$20,790
Ending loans in repayment	$48,057	$20,841

(1)

In 2020, the portion of the loan amount charged off at default on Private Education Loans increased from 81% to 81.4%.  This charge resulted in a $23 million reduction to the balance of the receivable for partially charged-off loan balance.

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

Year Ended December 31,
(Dollars in millions)	2020
Beginning of period expected recoveries	$588
Expected future recoveries of current period defaults	32
Recoveries	(107)
Charge-offs	(34)
End of period expected recoveries	$479
Change in balance during period	$(109)

(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

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

(1)

In 2019, the portion of the loan amount charged off at default on Private Education Loans increased from 80.5% to 81%. This charge resulted in a $21 million reduction to the balance of the receivable for partially charged-off loan balance.

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

(4)

The Purchased Credit Impaired Loans’ losses are not provided for by the allowance for loan losses in the above table as these loans are separately reserved for, if needed.  No allowance for loan losses has been established for these loans as of December 31, 2019. The losses of the Purchased Non-Credit Impaired Loans acquired at a discount are not provided for by the allowance for loan losses in the above table as the remaining purchased discount associated with the FFELP and Private Education Loans of $33 million and $268 million respectively, as of December 31, 2019 is greater than the incurred losses and as a result no allowance for loan losses has been established for these loans as of December 31, 2019.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

Troubled Debt Restructurings (TDRs)

We sometimes modify the terms of loans for customers experiencing financial difficulty. Certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 72% and 69% of the loans granted forbearance have qualified as a TDR loan at December 31, 2020 and 2019, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction program as of December 31, 2020 and 2019 was $948 million and $1.7 billion, respectively.

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Modified loans(1)	$264	$475	$596
Charge-offs(2)	$157	$324	$343
Payment default	$47	$109	$142

(1)   Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)   Represents loans that charged off that were classified as TDRs.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

Key Credit Quality Indicators

We assess and determine the collectability of our education loan portfolios by evaluating certain risk characteristics we refer to as key credit quality indicators. Key credit quality indicators are incorporated into the allowance for loan losses calculation.

FFELP Loans

FFELP Loans are substantially insured and guaranteed as to their principal and accrued interest in the event of default. The key credit quality indicators are loan status and loan type.

	FFELP Loan Delinquencies
	December 31, 2020		December 31, 2019
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,791		$3,114
Loans in forbearance(2)	7,725		7,442
Loans in repayment and percentage of each status:
Loans current	43,623	90.8%	47,255	88.3%
Loans delinquent 31-60 days(3)	1,374	2.9	2,094	3.9
Loans delinquent 61-90 days(3)	836	1.7	1,082	2.0
Loans delinquent greater than 90 days(3)	2,223	4.6	3,107	5.8
Total FFELP Loans in repayment	48,056	100%	53,538	100%
Total FFELP Loans, gross	58,572		64,094
FFELP Loan unamortized premium (4)	—		545
Total FFELP Loans	58,572		64,639
FFELP Loan allowance for losses	(288)		(64)
FFELP Loans, net	$58,284		$64,575
Percentage of FFELP Loans in repayment		82.0%		83.5%
Delinquencies as a percentage of FFELP Loans in repayment		9.2%		11.7%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		13.8%		12.2%

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
(4)

In connection with the adoption of CECL on January 1, 2020, the $497 million premium as of December 31, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure. This change is prospective in nature as prior balances are not restated under CECL.

   Loan type:

(Dollars in millions)	December 31, 2020	December 31, 2019	Change
Stafford Loans	$17,686	$19,093	$(1,407)
Consolidation Loans	35,968	39,706	(3,738)
Rehab Loans	4,918	5,295	(377)
Total loans, gross	$58,572	$64,094	$(5,522)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

Private Education Loans

The key credit quality indicators are credit scores (FICO scores), loan status, loan seasoning, whether a loan is a TDR, the existence of a cosigner and school type. The FICO score is the higher of the borrower or co-borrower score and is updated at least every six months while school type is assessed at origination. The other Private Education Loan key quality indicators are updated quarterly.

	Private Education Loan Credit Quality Indicators by Origination Year
(Dollars in millions)	2020	2019	2018	2017	2016	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$4,008	$2,964	$1,079	$340	$72	$11,746	$20,209	91%
Below 640	15	34	23	9	2	1,876	1,959	9
Total	$4,023	$2,998	$1,102	$349	$74	$13,622	$22,168	100%
Loan Status:
In-school/grace/ deferment/forbearance	$23	$43	$25	$10	$2	$1,224	$1,327	6%
Current/90 days or less delinquent	3,999	2,953	1,075	338	72	12,187	20,624	93
Greater than 90 days delinquent	1	2	2	1	—	211	217	1
Total	$4,023	$2,998	$1,102	$349	$74	$13,622	$22,168	100%
Seasoning(1):
1-12 payments	$4,014	$879	$7	$2	$—	$180	$5,082	23%
13-24 payments	—	2,098	243	7	1	234	2,583	12
25-36 payments	—	—	839	101	3	380	1,323	6
37-48 payments	—	—	—	236	38	584	858	4
More than 48 payments	—	—	—	—	31	11,808	11,839	53
Loans in-school/ grace/deferment	9	21	13	3	1	436	483	2
Total	$4,023	$2,998	$1,102	$349	$74	$13,622	$22,168	100%
TDR Status:
TDR	$1	$14	$23	$31	$11	$8,351	$8,431	38%
Non-TDR	4,022	2,984	1,079	318	63	5,271	13,737	62
Total	$4,023	$2,998	$1,102	$349	$74	$13,622	$22,168	100%
Cosigners:
With cosigner(2)	$5	$13	$1	$49	$21	$8,911	$9,000	41%
Without cosigner	4,018	2,985	1,101	300	53	4,711	13,168	59
Total	$4,023	$2,998	$1,102	$349	$74	$13,622	$22,168	100%
School Type:
Not-for-profit	$3,844	$2,801	$1,019	$333	$74	$11,255	$19,326	87%
For-profit	179	197	83	16	—	2,367	2,842	13
Total	$4,023	$2,998	$1,102	$349	$74	$13,622	$22,168	100%
Allowance for loan losses							(1,089)
Total loans, net							$21,079

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at December 31, 2020

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators
	December 31, 2019
	TDRs		Non-TDRs
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
Original Winning FICO Scores:
FICO 640 and above	$8,493	92%	$13,687	97%
FICO below 640	777	8	365	3
Total	$9,270	100%	$14,052	100%
School Type:
Not-for-profit	$7,387	80%	$12,614	90%
For-profit	1,883	20	1,438	10
Total	$9,270	100%	$14,052	100%
Cosigners:
With cosigner(1)	$5,792	62%	$5,184	37%
Without cosigner	3,478	38	8,868	63
Total	$9,270	100%	$14,052	100%
Seasoning(2):
1-12 payments	$224	3%	$4,673	33%
13-24 payments	301	3	1,570	11
25-36 payments	472	5	603	4
37-48 payments	662	7	251	2
More than 48 payments	7,262	78	6,675	48
Loans in-school/grace/deferment	349	4	280	2
Total loans, gross	$9,270	100%	$14,052	100%

(1)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 63% and 67% for TDRs and non-TDRs, respectively, at December 31, 2019.
(2)	Number of months in active repayment for which a scheduled payment was received.
(3)	Balance equals the gross Private Education Loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	TDRs
	December 31, 2020		December 31, 2019
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$280		$349
Loans in forbearance(2)	703		479
Loans in repayment and percentage of each status:
Loans current	6,952	93.4%	7,557	89.5%
Loans delinquent 31-60 days(3)	185	2.5	296	3.5
Loans delinquent 61-90 days(3)	114	1.5	191	2.3
Loans delinquent greater than 90 days(3)	197	2.6	398	4.7
Total TDR loans in repayment	7,448	100%	8,442	100%
Total TDR loans, gross	8,431		9,270
TDR loans unamortized discount(4)	—		(203)
Total TDR loans	8,431		9,067
TDR loans receivable for partially charged-off loans(4)	—		347
TDR loans allowance for losses	(929)		(941)
TDR loans, net	$7,502		$8,473
Percentage of TDR loans in repayment		88.3%		91.1%
Delinquencies as a percentage of TDR loans in repayment		6.6%		10.5%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		8.6%		5.4%

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
(4)

In connection with the adoption of CECL on January 1, 2020, (1) the $200 million discount as of December 31, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure and (2) the receivable for partially charged-off loans balance has been reclassified from the Private Education Loan balance to the allowance for loan loss. Both of these changes are prospective in nature as prior balances are not restated under CECL.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	Non-TDRs
	December 31, 2020		December 31, 2019
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$203		$280
Loans in forbearance(2)	141		125
Loans in repayment and percentage of each status:
Loans current	13,335	99.6%	13,526	99.1%
Loans delinquent 31-60 days(3)	26	.2	53	.4
Loans delinquent 61-90 days(3)	12	.1	27	.2
Loans delinquent greater than 90 days(3)	20	.1	41	.3
Total non-TDR loans in repayment	13,393	100%	13,647	100%
Total non-TDR loans, gross	13,737		14,052
Non-TDR loans unamortized discount(4)	—		(414)
Total non-TDR loans	13,737		13,638
Non-TDR loans receivable for partially charged-off loans(4)	—		241
Non-TDR loans allowance for losses	(160)		(107)
Non-TDR loans, net	$13,577		$13,772
Percentage of non-TDR loans in repayment		97.5%		97.1%
Delinquencies as a percentage of non-TDR loans in repayment		.4%		.9%
Loans in forbearance as a percentage of non-TDR loans in repayment and forbearance		1.0%		.9%

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
(4)

In connection with the adoption of CECL on January 1, 2020, (1) the $275 million discount as of December 31, 2020, associated with the loans is now included as part of the respective loan balance for this disclosure and (2) the receivable for partially charged-off loans balance has been reclassified from the Private Education Loan balance to the allowance for loan loss. Both of these changes are prospective in nature as prior balances are not restated under CECL.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Business Combinations, Goodwill and Acquired Intangible

Goodwill

The following table summarizes our goodwill for our reporting units and reportable segments.

(Dollars in millions)	As of Dec. 31, 2020 and Dec. 31, 2019
Federal Education Loans reportable segment:
FFELP Loans	$227
Federal Education Loan Servicing	13
Total	240
Consumer Lending reportable segment:
Private Education Loans	106
Private Education Refinance Loans	77
Total	183
Business Processing reportable segment:
Government Services	136
Healthcare Services	106
Total	242
Total goodwill	$665

Interim Trigger Event Assessments

During 2020, COVID-19 created significant disruption in the U.S. economy and impacted the macroeconomic conditions which impact our reporting units with goodwill, the industry and markets in which these reporting units operate, their cost structures and, to some degree, their expected 2020 financial performance. As a result, we assessed whether a triggering event occurred as of September 30, 2020, June 30, 2020 and March 31, 2020.

We assessed relevant qualitative factors to determine whether it was “more-likely-than-not” that the fair value of an individual reporting unit was less than its carrying value. We considered the amount of excess fair values over the carrying values of each reporting unit as of October 1, 2019 when we last performed a quantitative goodwill impairment test. The concluded fair values of the reporting units at October 1, 2019 were substantially in excess of their carrying amounts. Additionally, fair values resulting from sensitivity analyses factoring in more conservative discount rates and growth rates for each reporting unit also yielded fair values in excess of the carrying values of each reporting unit.

Despite COVID-19, the outlook and associated long-term cash flow projections of our FFELP Loans, Private Education Loans-Legacy, and Federal Education Loan Servicing reporting units have not changed significantly since our 2019 assessment. For the Private Education Loan Refinance reporting unit, we considered origination volume and the demand for its refinance loan products as well as Navient’s strong liquidity position and ability to issue Private Education Loan ABS comprised entirely of the reporting unit’s refinance loans albeit at a higher cost of funds. For Government and Healthcare Services, we also considered the short and long-term outlook for these businesses including temporary stoppage of certain collection and processing activity and lower volume in the transportation business.  We also considered that no contracts had been terminated due to COVID-19, and significant additional contracts were acquired in 2020 to implement programs under the CARES Act and perform contact tracing services. The revenue from these new contracts more than offset the decline in other revenue which occurred due to COVID-19. Based on these qualitative factors, we concluded that it was not “more-likely-than-not” that the fair value of an individual reporting unit was less than its carrying value as of September 30, 2020, June 30, 2020 and March 31, 2020.   As a result, COVID-19 and its impact to Navient’s individual reporting units as we perceived them during each quarter did not constitute a triggering event. No further impairment testing was performed during interim quarters in 2020.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Business Combinations, Goodwill and Acquired Intangible (Continued)

Annual Goodwill Impairment Testing – October 1, 2020

We perform our goodwill impairment testing annually in the fourth quarter as of October 1. As part of the 2020 annual impairment testing associated with our FFELP Loans, Federal Education Loan Servicing, Private Education Loan-Legacy and Private Education Refinance Loans reporting units, we assessed relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of an individual reporting unit is less than its carrying value.  Consistent with the interim triggering events assessment performed during each quarter in 2020, we considered the amount of excess fair value for each reporting unit over their carrying values as of October 1, 2019 since the fair value of these reporting units were substantially in excess of their carrying amounts.  The outlook and cash flows for the FFELP Loans, Private Education Loans-Legacy and Federal Education Loan Servicing reporting units have not changed significantly since our 2019 assessment despite COVID-19. Also consistent with the triggering events assessments we completed each quarter, for the Private Education Refinance Loans reporting unit, we considered current and expected future origination volume both of which increased since prior quarters and the improved demand for the reporting unit’s refinance loan products as well as Navient’s strong liquidity position and ability to issue Private Education Loan ABS comprised entirely of the reporting unit’s refinance loans.  No goodwill was deemed impaired for these reporting units after assessing these relevant qualitative factors.

As part of our annual impairment testing associated with our Government Services and Healthcare Services reporting units, we retained a third-party appraisal firm to assist in the valuations required to perform a quantitative impairment test for these reporting units. No goodwill was deemed impaired in conjunction with these reporting units as a result of the quantitative impairment tests as the fair values of the reporting units were substantially greater than their respective carry values at October 1, 2020.

The income approach was the primary approach used to estimate the fair value of each reporting unit. The income approach measures the value of each reporting unit’s future economic benefit determined by its discounted cash flows derived from assumptions we believe a market participant would assume in an acquisition, principally projected financial information derived based on our long term projections and  an assumed terminal growth rate. The projections used for purposes of the quantitative test are four-year projections that reflect the anticipated cash flow fluctuations of the respective reporting units.

Under our guidance, the third-party appraisal firm developed the discount rates for these reporting units incorporating such factors as the risk free rate, a market rate of return, a measure of volatility (Beta) and a company-specific and capital markets risk premium to adjust for volatility and uncertainty in the economy and to capture specific risk related to the respective reporting units. We considered whether an asset sale or an equity sale would be the most likely sale structure for each reporting unit and valued each reporting unit based on the more likely hypothetical scenario. The discount rates reflect market-based estimates of capital costs and are adjusted for our assessment of a market participant’s view with respect to execution, source concentration and other risks associated with the projected cash flows of the individual reporting units. We reviewed and approved the discount rates provided by the third-party appraiser including the factors incorporated to develop the discount rates for each reporting unit.

We and the third-party appraisal firm also considered a market approach to value the Government Services and Healthcare Services reporting units. Market-based multiples related primarily to revenue and EBITDA for comparable publicly traded companies and similar transactions were evaluated as an indicator of the value of the reporting units to assess the reasonableness of the estimated fair value derived from the income approach.

For each of our reporting units, we have also considered the current regulatory and legislative environment, the current economic environment which is heavily impacted by COVID-19, our 2020 earnings, 2021 expected earnings, market expectations regarding our stock price, and our market capitalization in relation to book equity. Although our market capitalization was less than our book equity during 2020, it was concluded that our market capitalization in relation to our book equity does not indicate impairment of our reporting units’ respective goodwill at December 31, 2020 as our market capitalization which has been impacted by market declines due to the COVID-19 pandemic, is not indicative of the value of our reporting units with goodwill on a standalone basis. If the regulatory environment changes such that it negatively impacts our reporting units and future economic conditions as a result of COVID-19 are significantly worse than what was assumed as a part of our annual impairment testing for each of our reporting units, specifically related to the severity and length of the downturn and subsequent recovery, goodwill attributed to our reporting units could be impaired in future periods.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Business Combinations, Goodwill and Acquired Intangible Assets (Continued)

Acquired Intangible Assets

Acquired intangible assets include the following:

	As of December 31, 2020			As of December 31, 2019
(Dollars in millions)	Cost Basis(1)	Accumulated Impairment and Amortization(1)(2)	Net	Cost Basis(1)	Accumulated Impairment and Amortization(1)(2)	Net
Customer, services and lending relationships	$262	$(230)	$32	$262	$(220)	$42
Software and technology	114	(101)	13	114	(96)	18
Trade names and trademarks	52	(27)	25	52	(20)	32
Total acquired intangible assets	$428	$(358)	$70	$428	$(336)	$92

(1)

Accumulated impairment and amortization include impairment amounts only if the acquired intangible asset has been deemed partially impaired. When an acquired intangible asset is considered fully impaired and no longer in use, the cost basis and any accumulated amortization related to the asset is written off.

(2)

We recorded amortization of acquired intangible assets of $21 million, $25 million and $31 million in 2020, 2019 and 2018, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be $19 million, $15 million, $13 million, $10 million and $13 million in 2021, 2022, 2023, 2024 and after 2024, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Borrowings

Borrowings consist of secured borrowings issued through our securitization program, borrowings through secured facilities, unsecured notes issued by us, and other interest-bearing liabilities related primarily to obligations to return cash collateral held.

The following table summarizes our borrowings.

	December 31, 2020					December 31, 2019
(Dollars in millions)	Short Term	Weighted Average Interest Rate(7)	Long Term	Weighted Average Interest Rate(7)	Total	Short Term	Weighted Average Interest Rate(7)	Long Term	Weighted Average Interest Rate(7)	Total
Unsecured borrowings:
Senior unsecured debt(1)	$677	6.61%	$7,714	6.19%	$8,391	$1,052	6.45%	$8,461	6.30%	$9,513
Total unsecured borrowings	677	6.61	7,714	6.19	8,391	1,052	6.45	8,461	6.30	9,513
Secured borrowings:
FFELP Loan securitizations(2)(3)	—	—	54,697	.89	54,697	72	3.16	59,735	2.45	59,807
Private Education Loan securitizations(4)	960	2.68	13,891	2.04	14,851	2,120	4.14	11,430	3.12	13,550
FFELP Loan ABCP facilities	2,053	1.05	479	1.13	2,532	2,783	2.46	617	2.66	3,400
Private Education Loan ABCP facilities	2,582	1.46	—	—	2,582	2,114	2.76	1,513	3.31	3,627
Other(5)	337	.09	—	—	337	338	1.55	—	—	338
Total secured borrowings	5,932	1.44	69,067	1.12	74,999	7,427	2.99	73,295	2.58	80,722
Total before hedge accounting adjustments(6)	6,609	1.97	76,781	1.63	83,390	8,479	3.42	81,756	2.96	90,235
Hedge accounting adjustments	4	—	551	(.01)	555	4	—	(41)	—	(37)
Total	$6,613	1.97%	$77,332	1.62%	$83,945	$8,483	3.42%	$81,715	2.96%	$90,198

(1)

Includes principal amount of $678 million and $1.1 billion of short-term debt as of December 31, 2020 and 2019, respectively. Includes principal amount of $7.8 billion and $8.5 billion of long-term debt as of December 31, 2020 and 2019, respectively.

(2)

Includes $0 and $72 million of short-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) as of December 31, 2020 and 2019, respectively. Includes $157 million and $231 million of long-term debt related to the FFELP Loan Repurchase Facilities as of December 31, 2020 and 2019, respectively.

(3)	Includes $3.6 billion and $4.0 billion of non-U.S. dollar-denominated debt as of December 31, 2020 and 2019, respectively, which has been hedged with swaps converting to U.S. dollars.
(4)

Includes $960 million and $2.1 billion of short-term debt related to the Private Education Loan ABS repurchase facilities (Private Education Loan Repurchase Facilities) as of December 31, 2020 and 2019, respectively. Includes $260 million and $194 million of long-term debt related to the Private Education Loan Repurchase Facilities as of December 31, 2020 and 2019, respectively.

(5)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposure.
(6)

Includes $60.0 billion and $67.7 billion of long-term floating rate debt as of December 31, 2020 and 2019, respectively, and $16.8 billion and $14.0 billion of long-term fixed rate debt as of December 31, 2020 and 2019, respectively.

(7)	Weighted average interest rate is as of end of period.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Borrowings (Continued)

As of December 31, 2020, the expected maturities of our long-term borrowings are shown in the following table.

	Expected Maturity
(Dollars in millions)	Senior Unsecured Debt	Secured Borrowings(1)	Total(2)
Year of Maturity
2021	$—	$6,792	$6,792
2022	1,746	7,150	8,896
2023	1,506	6,035	7,541
2024	1,349	5,756	7,105
2025	550	5,522	6,072
2026-2043	2,563	37,812	40,375
	7,714	69,067	76,781
Hedge accounting adjustments	718	(167)	551
Total	$8,432	$68,900	$77,332

(1)

We view our securitization trust debt as long-term based on the contractual maturity dates which range from 2021 to 2083. However, we have projected the expected principal paydowns based on our current estimates regarding the securitized loans’ prepayment speeds for purposes of this disclosure to better reflect how we expect this debt to be paid down over time. The projected principal paydowns in year 2021 include $6.8 billion related to the securitization trust debt.

(2)

The aggregate principal amount of debt that matures in each period is $6.8 billion in 2021, $9.0 billion in 2022, $7.6 billion in 2023, $7.2 billion in 2024, $6.1 billion in 2025 and $40.7 billion in 2026-2043.

Variable Interest Entities

We consolidated the following financing VIEs as of December 31, 2020 and 2019, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	December 31, 2020
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$54,697	$54,697	$55,535	$1,606	$1,438	$58,579
Private Education Loan securitizations	960	13,891	14,851	15,823	606	187	16,616
FFELP Loan ABCP facilities	2,053	479	2,532	2,533	36	76	2,645
Private Education Loan ABCP facilities	2,582	—	2,582	2,835	74	27	2,936
Total before hedge accounting adjustments	5,595	69,067	74,662	76,726	2,322	1,728	80,776
Hedge accounting adjustments	—	(167)	(167)	—	—	(308)	(308)
Total	$5,595	$68,900	$74,495	$76,726	$2,322	$1,420	$80,468

	December 31, 2019
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$72	$59,735	$59,807	$60,834	$1,833	$1,400	$64,067
Private Education Loan securitizations	2,120	11,430	13,550	15,412	509	152	16,073
FFELP Loan ABCP facilities	2,783	617	3,400	3,421	63	102	3,586
Private Education Loan ABCP facilities	2,114	1,513	3,627	4,197	101	28	4,326
Total before hedge accounting adjustments	7,089	73,295	80,384	83,864	2,506	1,682	88,052
Hedge accounting adjustments	—	(439)	(439)	—	—	(593)	(593)
Total	$7,089	$72,856	$79,945	$83,864	$2,506	$1,089	$87,459

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Borrowings (Continued)

Secured Facilities and Unsecured Debt

FFELP Loan ABCP Facilities

We have various ABCP borrowing facilities that we use to finance our FFELP Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered FFELP Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from November 2021 to April 2022. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2020, there was approximately $2.5 billion outstanding under these facilities, with approximately $2.6 billion of assets securing these facilities. As of December 31, 2020, the maximum unused capacity under these facilities was $506 million and we had $0.2 billion of unencumbered FFELP Loans.

FFELP Loan Repurchase Facilities

In 2018, we closed a $0.9 billion FFELP Loan Repurchase Facility that provides liquidity for the acquisition of certain Navient-sponsored auction rate securities. Borrowings under the facility are secured by the auction rate securities. The lenders also have unsecured recourse to Navient Corporation as guarantor for any shortfall in amounts payable. Because the facility is secured by Navient-sponsored instruments issued in previous securitizations, we show the debt as part of FFELP Loan securitizations in the various borrowing tables above. As of December 31, 2020, there was approximately $0.2 billion outstanding under this facility.

Private Education Loan ABCP Facilities

We have various ABCP borrowing facilities that we use to finance our Private Education Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered Private Education Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from June 2021 to December 2021. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2020, there was approximately $2.6 billion outstanding under these facilities, with approximately $2.9 billion of assets securing these facilities. As of December 31, 2020, the maximum unused capacity under these facilities was $2.2 billion and we had $2.4 billion of unencumbered Private Education Loans.

Private Education Loan Repurchase Facilities

Since the fourth quarter of 2015, we have closed on $4.3 billion of Private Education Loan Repurchase Facilities.  These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. The lenders also have unsecured recourse to Navient Corporation as guarantor for any shortfall in amounts payable. Because these facilities are secured by the Residual Interests in previous securitizations, we show the debt as part of Private Education Loan securitizations in the various borrowing tables above. As of December 31, 2020, there was approximately $1.2 billion outstanding under these facilities.

Senior Unsecured Debt

We issued $700 million, $0 and $500 million of unsecured debt in 2020, 2019 and 2018, respectively.

Debt Repurchases

The following table summarizes activity related to our senior unsecured debt repurchases.

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Debt principal repurchased	$768	$1,184	$2,809
Gains (losses) on debt repurchases	$(6)	$45	$19

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Financial Instruments

Risk Management Strategy

We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets and liabilities so the net interest margin is not, on a material basis, adversely affected by movements in interest rates. We do not use derivative instruments to hedge credit risk. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation for the period the item is being hedged. We view this strategy as a prudent management of interest rate sensitivity. In addition, we utilize derivative contracts to minimize the economic impact of changes in foreign currency exchange rates on certain debt obligations that are denominated in foreign currencies. As foreign currency exchange rates fluctuate, these liabilities will appreciate and depreciate in value. These fluctuations, to the extent the hedge relationship is effective, are offset by changes in the value of the cross-currency interest rate swaps executed to hedge these instruments. Management believes certain derivative transactions entered into as hedges, primarily Floor Income Contracts, basis swaps and, at times, certain other LIBOR swaps, are economically effective; however, those transactions do not qualify for hedge accounting under GAAP and thus may adversely impact earnings.

Although we use derivatives to minimize the risk of interest rate and foreign currency changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements related to Navient Corporation contracts generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral the counterparty has posted to us, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2020 and 2019, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $13 million and $12 million, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Financial Instruments (Continued)

Our on-balance sheet securitization trusts have $3.6 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2020. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly rated counterparties. In addition, the trusts have entered into $2.4 billion notional of interest rates swaps which are primarily used to convert Prime received on securitized education loans to LIBOR paid on the bonds. Our securitization trusts with swaps have ISDA documentation with protections against counterparty risk. The collateral calculations contemplated in the ISDA documentation of our securitization trusts require collateral based on the fair value of the derivative which may be adjusted for additional collateral based on rating agency criteria requirements considered within the collateral agreement. The trusts are not required to post collateral to the counterparties. At December 31, 2020 and 2019, the net positive exposure on swaps in securitization trusts was $28 million and $0, respectively.

The table below highlights credit exposure related to our derivative counterparties at December 31, 2020.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$13	$28
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%	—%

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(4)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Dec. 31, 2020	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2019
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$323	$226	$6	$4	$329	$230
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	28	—	—	—	28	—
Total derivative assets(2)		—	—	351	226	6	4	357	230
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	—	(14)	(20)	(14)	(20)
Floor Income Contracts	Interest rate	—	—	—	—	(197)	(68)	(197)	(68)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(322)	(575)	—	—	(322)	(575)
Other(3)	Interest rate	—	—	—	—	—	(1)	—	(1)
Total derivative liabilities(2)		—	—	(322)	(575)	(211)	(89)	(533)	(664)
Net total derivatives		$—	$—	$29	$(349)	$(205)	$(85)	$(176)	$(434)

(1)

Fair values reported are exclusive of collateral held and pledged and accrued interest. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements and classified in other assets or other liabilities depending on whether in a net positive or negative position.

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Gross position	$357	$230	$(533)	$(664)
Impact of master netting agreements	(50)	(18)	50	18
Derivative values with impact of master netting agreements (as carried on balance sheet)	307	212	(483)	(646)
Cash collateral (held) pledged	(336)	(337)	234	155
Net position	$(29)	$(125)	$(249)	$(491)

(3)	“Other” includes derivatives related to our Total Return Swap Facility.
(4)	The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of December 31, 2020		As of December 31, 2019
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$631	$4	$1,001	$4
Long-term borrowings	$11,017	$541	$11,488	$(58)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at December 31, 2020 and December 31, 2019 by $8 million and $11 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at December 31, 2020 and December 31, 2019 by $5 million and $12 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Dec. 31, 2020	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2019
Notional Values:
Interest rate swaps	$16.7	$19.1	$7.5	$8.6	$26.8	$51.5	$51.0	$79.2
Floor Income Contracts	—	—	—	—	17.0	21.2	17.0	21.2
Cross-currency interest rate swaps	—	—	3.7	4.0	—	—	3.7	4.0
Total derivatives	$16.7	$19.1	$11.2	$12.6	$43.8	$72.7	$71.7	$104.4

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Fair Value Hedges(2):
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$301	$281	$(137)
Gains (losses) recognized in net income on hedged items	(327)	(299)	162
Net fair value hedge ineffectiveness gains (losses)	(26)	(18)	25
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	281	57	(311)
Gains (losses) recognized in net income on hedged items	(272)	(18)	210
Net fair value hedge ineffectiveness gains (losses)	9	39	(101)
Total fair value hedges(1)(2)	(17)	21	(76)
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—
Trading
Interest rate swaps	(47)	44	22
Floor income contracts	(209)	(22)	15
Cross currency interest rate swaps	—	(2)	(3)
Other	—	2	4
Total trading derivatives(3)	(256)	22	38
Mark-to-market gains (losses) recognized	$(273)	$43	$(38)

(1)

Recorded in interest expense in the consolidated statements of income for 2020 and 2019 with the adoption of ASU No. 2017-12. Recorded in “gains (losses) on derivatives and hedging activities, net” in the consolidated statements of income for 2018.

(2)	The accrued interest income (expense) on fair value hedges and cash flow hedges is recorded in interest expense and is excluded from this table.
(3)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Total gains (losses) on cash flow hedges	$(233)	$(165)	$50
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	50	(39)	(11)
Net changes in cash flow hedges, net of tax	$(183)	$(204)	$39

(1)	Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties.

(Dollars in millions)	December 31, 2020	December 31, 2019
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$336	$337
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	78	69
Total collateral held	$414	$406
Derivative asset at fair value including accrued interest	$351	$282
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$234	$155
Total collateral pledged	$234	$155
Derivative liability at fair value including accrued interest and premium receivable	$504	$658

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $164 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	December 31, 2020	December 31, 2019
Accrued interest receivable	$1,933	$1,952
Benefit and insurance-related investments	469	459
Income tax asset, net	454	258
Derivatives at fair value	307	212
Fixed assets, net	116	135
Accounts receivable	118	119
Other	95	199
Total	$3,492	$3,334

9.   Stockholders’ Equity

Common Stock

Our shareholders have authorized the issuance of 1.125 billion shares of common stock. The par value of Navient common stock is $0.01 per share. At December 31, 2020, 186 million shares were issued and outstanding and 23 million shares were unissued but encumbered for outstanding stock options, restricted stock units, performance stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans.

Dividend and Share Repurchase Program

On January 27, 2020, Navient entered into an agreement and repurchased 20.3 million shares of common stock owned by certain existing shareholders at a purchase price of $14.77 per share. The price of the shares repurchased equaled the closing price of Navient stock on January 27, 2020.

The following table summarizes our common share repurchases, issuances and dividends paid.

	Years Ended December 31,
(Dollars and shares in millions, except per share amounts)	2020	2019	2018
Common stock repurchased(1)	30.6	34.5	17.4
Common stock repurchased (in dollars)(1)	$400	$440	$220
Average purchase price per share(1)	$13.06	$12.76	$12.64
Remaining common stock repurchase authority(1)	$600	$1,000	$440
Shares repurchased related to employee stock-based compensation plans(2)	1.2	3.2	3.8
Average purchase price per share(2)	$12.86	$11.62	$13.71
Common shares issued(3)	2.7	5.7	5.7
Dividends paid	$123	$147	$166
Dividends per share	$.64	$.64	$.64

(1)

Common shares purchased under our share repurchase program. Our board of directors authorized a $500 million share repurchase program in September 2018 which was fully utilized in 2019 and in October 2019, an additional $1 billion multi-year program was approved.

(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 31, 2020 was $9.82.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Years Ended December 31,
(In millions, except per share data)	2020	2019	2018
Numerator:
Net income	$412	$597	$395
Denominator:
Weighted average shares used to compute basic EPS	193	230	260
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units and Employee Stock Purchase Plan (ESPP)(1)	2	3	4
Dilutive potential common shares(2)	2	3	4
Weighted average shares used to compute diluted EPS	195	233	264
Basic earnings per common share	$2.14	$2.59	$1.52
Diluted earnings per common share	$2.12	$2.56	$1.49

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the years ended December 31, 2020, 2019 and 2018, stock options covering approximately 2 million, 4 million and 6 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. The fair value of the items discussed below are separately disclosed in this footnote.

During 2020, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments. The fair values take into account the impact COVID-19 had on the valuations as of December 31, 2020, generally in the form of higher credit spreads used to determine the respective fair values of our education loans and borrowings.

Education Loans

Our FFELP Loans and Private Education Loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale. Fair values are determined by modeling loan cash flows using stated terms of the assets using mostly internally developed assumptions that are validated against market transactions when available.

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

Cash and Investments (Including “Restricted Cash and Investments”)

Cash and cash equivalents are carried at cost. Carrying value approximates fair value. The fair value of investments in commercial paper, ABCP, or demand deposits that have a remaining term of less than 90 days when purchased are estimated to equal their cost and, when needed, adjustments for liquidity and credit spreads are made depending on market conditions and counterparty credit risks. No additional adjustments were deemed necessary. These investments are level 2 valuations.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Fair Value Measurements (Continued)

Derivative Financial Instruments

All derivatives are accounted for at fair value in the financial statements. The fair value of a majority of derivative financial instruments was determined by standard derivative pricing and option models using the stated terms of the contracts and observable market inputs and are therefore classified as level 2 fair values. In some cases, we utilized internally developed inputs that are not observable in the market, and as such, classified these instruments as level 3 fair values. Complex structured derivatives or derivatives that trade in less liquid markets require significant estimates and judgment in determining fair value that cannot be corroborated with market transactions.

When determining the fair value of derivatives, we take into account counterparty credit risk for positions where there is exposure to the counterparty on a net basis by assessing exposure net of collateral held. See “Note 7 – Derivative Financial Instruments” for further discussion on methodology. The net credit risk adjustment (adjustments for our exposure to counterparties net of adjustments for the counterparties’ exposure to us) decreased the valuations at December 31, 2020 by $8 million.

Inputs specific to each class of derivatives disclosed in the table below are as follows:

•

Interest rate swaps — Fair value is determined using standard derivative cash flow models. Derivatives that swap fixed interest payments for LIBOR interest payments (or vice versa) and derivatives swapping quarterly reset LIBOR for daily reset LIBOR or one-month LIBOR were valued using the LIBOR swap yield curve which is an observable input from an active market. These derivatives are level 2 fair value estimates in the hierarchy. Other derivatives swapping LIBOR interest payments for another variable interest payment (primarily Prime) are valued using the LIBOR swap yield curve and observable market spreads for the specified index. The markets for these swaps are generally illiquid as indicated by a wide bid/ask spread. The adjustment made for liquidity decreased the valuations by $5 million at December 31, 2020. These derivatives are level 3 fair value estimates.

•

Cross-currency interest rate swaps — Fair value is determined using standard derivative cash flow models. Derivatives hedging foreign-denominated bonds are valued using the LIBOR swap yield curve (for both USD and the foreign-denominated currency), cross-currency basis spreads and forward foreign currency exchange rates. These inputs are observable inputs from active markets. Therefore, the resulting valuation is a level 2 fair value estimate. Amortizing notional derivatives (derivatives whose notional amounts change based on changes in the balance of, or pool of, assets or debt) hedging trust debt use internally derived assumptions for the trust assets’ prepayment speeds and default rates to model the notional amortization. Management makes assumptions concerning the extension features of derivatives hedging rate-reset notes denominated in a foreign currency. These inputs are not market observable; therefore, these derivatives are level 3 fair value estimates.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During 2020 and 2019, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	December 31, 2020				December 31, 2019
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	—	323	6	329	—	227	3	230
Cross-currency interest rate swaps	—	—	28	28	—	—	—	—
Total derivative assets(2)	—	323	34	357	—	227	3	230
Total	$—	$323	$34	$357	$—	$227	$3	$230
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$(14)	$(14)	$—	$—	$(20)	$(20)
Floor Income Contracts	—	(197)	—	(197)	—	(68)	—	(68)
Cross-currency interest rate swaps	—	—	(322)	(322)	—	—	(575)	(575)
Other	—	—	—	—	—	—	(1)	(1)
Total derivative liabilities(2)	—	(197)	(336)	(533)	—	(68)	(596)	(664)
Total	$—	$(197)	$(336)	$(533)	$—	$(68)	$(596)	$(664)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See “Note 7 — Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
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

	Year Ended December 31, 2020
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(17)	$(575)	$(1)	$(593)
Total gains/(losses):
Included in earnings(1)	8	231	—	239
Included in other comprehensive income	—	—	—	—
Settlements	1	50	1	52
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(8)	$(294)	$—	$(302)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$5	$273	$1	$279

	Year Ended December 31, 2019
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(27)	$(633)	$(4)	$(664)
Total gains/(losses):
Included in earnings(1)	8	(60)	2	(50)
Included in other comprehensive income	—	—	—	—
Settlements	2	118	1	121
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(17)	$(575)	$(1)	$(593)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$9	$58	$3	$70

	Year Ended December 31, 2018
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(41)	$(322)	$(18)	$(381)
Total gains/(losses):
Included in earnings(1)	11	(433)	8	(414)
Included in other comprehensive income	—	—	—	—
Settlements	3	122	6	131
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(27)	$(633)	$(4)	$(664)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$13	$(284)	$14	$(257)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Gains (losses) on derivative and hedging activities, net	$8	$10	$(292)
Interest expense	231	(60)	(122)
Total	$239	$(50)	$(414)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at December 31, 2020	Valuation Technique	Input	Range and Weighted Average
Derivatives
Prime/LIBOR basis swaps	$(8)	Discounted cash flow	Constant Prepayment Rate	9%
			Bid/ask adjustment to discount rate	.08%
Cross-currency interest rate swaps	(294)	Discounted cash flow	Constant Prepayment Rate	5%
Other	—
Total	$(302)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2020			December 31, 2019
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$59,117	$58,284	$833	$64,478	$64,575	$(97)
Private Education Loans	22,462	21,079	1,383	22,984	22,245	739
Cash and investments	3,822	3,822	—	3,992	3,992	—
Total earning assets	85,401	83,185	2,216	91,454	90,812	642
Interest-bearing liabilities
Short-term borrowings	6,626	6,613	(13)	8,498	8,483	(15)
Long-term borrowings	76,719	77,332	613	81,317	81,715	398
Total interest-bearing liabilities	83,345	83,945	600	89,815	90,198	383
Derivative financial instruments
Floor Income Contracts	(197)	(197)	—	(68)	(68)	—
Interest rate swaps	315	315	—	210	210	—
Cross-currency interest rate swaps	(294)	(294)	—	(575)	(575)	—
Other	—	—	—	(1)	(1)	—
Excess of net asset fair value over carrying value(1)			$2,816			$1,025

(1)

$371 million of this excess as of December 31, 2020 is a result of adjusting the Company’s $8.4 billion senior unsecured debt down to fair value compared to such adjustment being a $56 million increase as of December 31, 2019. This change in fair value is primarily a result of wider credit spreads as of December 31, 2020 as a result of COVID-19.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Commitments, Contingencies and Guarantees

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

In the ordinary course of our business, the Company and our subsidiaries and affiliates receive information and document requests and investigative demands from various entities including State Attorneys General, U.S. Attorneys, legislative committees, individual members of Congress and administrative agencies. These requests may be informational, regulatory or enforcement in nature and may relate to our business practices, the industries in which we operate, or companies with whom we conduct business. Generally, our practice has been and continues to be to cooperate with these bodies and to be responsive to any such requests.

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

In addition, the Company has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws including the Telephone Consumer Protection Act (TCPA), the Consumer Financial Protection Act of 2010 (CFPA), the Fair Credit Reporting Act (FCRA), the Fair Debt Collection Practices Act (FDCPA) and various other state consumer protection laws.

At this point in time, the Company is unable to anticipate the timing of a resolution or the impact that these legal proceedings discussed above may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Commitments, Contingencies and Guarantees (Continued)

In January 2017, the Consumer Financial Protection Bureau (the CFPB) and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the CFPA, FCRA, FDCPA and various state consumer protection laws. In October 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC (Solutions), containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The Attorneys General for the States of California, Mississippi and, in October 2020, New Jersey have also initiated actions against the Company and certain subsidiaries alleging violations of various state and federal consumer protection laws based upon similar alleged acts or failures to act. We refer to the Illinois, Pennsylvania, Washington, California, Mississippi and New Jersey Attorneys General collectively as the “State Attorneys General.” In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. As the Company has previously stated, we believe the suits improperly seek to impose penalties on Navient based on new, previously unannounced servicing standards applied retroactively against only one servicer, and that the allegations are false. We therefore have denied these allegations and are vigorously defending against the allegations in each of these cases. At this point in time, it is reasonably possible that a loss contingency exists; however, the Company is unable to anticipate the timing of a resolution or the impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

Regulatory Matters

In addition, Navient and its subsidiaries are subject to examination or regulation by various federal regulatory, state licensing or other regulatory agencies as part of its ordinary course of business including the SEC, CFPB, FFIEC and ED. Items or matters similar to or different from those described above may arise during the course of those examinations. We also routinely receive inquiries or requests from various regulatory entities or bodies or government agencies concerning our business or our assets. Generally, the Company endeavors to cooperate with each such inquiry or request. The Company subsequently received separate but similar CIDs or subpoenas from the Attorneys General for the District of Columbia, Kansas, Oregon, Colorado, New Jersey, New York and Indiana. We have and, in the future, may receive additional CIDs or subpoenas and other inquiries from these or other Attorneys General with respect to similar or different matters.

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also, as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. We expect these various indemnification claims to be resolved at a future date as the cases move toward conclusion. Navient has no reserves related to indemnification matters with SLM BankCo as of December 31, 2020.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Commitments, Contingencies and Guarantees (Continued)

OIG Audit

The Office of the Inspector General (the OIG) of ED commenced an audit regarding Special Allowance Payments (SAP) on September 10, 2007. In September 2013, we received the final audit determination of Federal Student Aid (the Final Audit Determination) on the final audit report issued by the OIG in August 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. In August 2016, we filed our notice of appeal to the Administrative Actions and Appeals Service Group of ED, and a hearing was held in April 2017. In March 2019, the administrative law judge hearing the appeal affirmed the audit’s findings, holding the then-existing Dear Colleague letter relied upon by the Company and other industry participants was inconsistent with the statutory framework creating the SAP rules applicable to loans funded by certain types of debt obligations at issue. We appealed the administrative law judge’s decision to the Secretary of Education given Navient’s adherence to ED-issued guidance and the potential impact on participants in any ED program student loan servicers if such guidance is deemed unreliable and may not be relied upon. In January 2021, the Acting Secretary of Education upheld the decision of the administrative law judge. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations and are assessing whether to further appeal this decision. The Company first established a reserve for this matter in 2014 and increased the reserve in 2020 in response to the recent decision by the Acting Secretary. We do not believe, at this time, that an adverse ruling will have a material effect on the Company as a whole.

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

In view of the inherent difficulty of predicting the outcome of litigation and regulatory matters, we may not be able to predict what the eventual outcome of the pending matters will be, what the timing or the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties, if any, related to each pending matter may be.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	1.6	1.4	3.9
Other, net	—	(.5)	.3
Effective tax rate	22.6%	21.9%	25.2%

Income tax expense consists of:

	December 31,
(Dollars in millions)	2020	2019	2018
Current provision/(benefit):
Federal	$98	$78	$71
State	14	11	13
Foreign	(1)	—	3
Total current provision/(benefit)	111	89	87
Deferred provision/(benefit):
Federal	12	73	33
State	(3)	3	13
Foreign	—	1	—
Total deferred provision/(benefit)	9	77	46
Provision for income tax expense/(benefit)	$120	$166	$133

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
(Dollars in millions)	2020	2019
Deferred tax assets:
Loan reserves	$414	$257
Market value adjustments on education loans, investments and derivatives	64	—
Education loan premiums and discounts, net	41	44
Operating loss and credit carryovers	14	17
Accrued expenses not currently deductible	22	16
Stock-based compensation plans	6	10
Other	22	21
Total deferred tax assets	583	365
Deferred tax liabilities:
Acquired intangible assets	16	17
Market value adjustments on education loans, investments and derivatives	—	13
Original issue discount on borrowings	11	10
Other	16	18
Total deferred tax liabilities	43	58
Net deferred tax assets	$540	$307

Included in operating loss and credit carryovers is a valuation allowance of $64 million and $60 million as of December 31, 2020 and 2019, respectively, against a portion of the Company’s federal and state deferred tax assets. The valuation allowance is primarily attributable to deferred tax assets for federal and state net operating loss carryovers and state IRC § 163(j) disallowed interest expense carryovers that management believes it is more likely than not will expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e. capital or ordinary) during the period in which the temporary differences become deductible. Factors generally considered by management include (but are not limited to):  any changes in economic conditions, the scheduled reversals of deferred tax liabilities, and the history of positive taxable income available for net operating loss carrybacks in evaluating the realizability of the deferred tax assets.

The operating loss and credit carryovers consist of:

	December 31, 2020
(Dollars in millions)	Gross	Tax-Effected	Expiration	Corresponding Valuation Allowance(1)	Operating Loss and Credit Carryovers
Federal operating loss carryovers	$53	$11	Begins in 2031	$—	$11
State operating loss carryovers	505	36	Begins in 2021	33	3
State IRC § 163(j) disallowed interest expense carryovers	1,907	29	Indefinite	29	—
Federal and State capital loss carryovers	10	2	Begins in 2021	2	—
		$78		$64	$14

(1)

The valuation allowance attributable to deferred tax assets for federal and state net operating loss carryovers, and state IRC § 163(j) disallowed interest expense carryovers, are amounts that management believes more likely than not will expire prior to being realized.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes

The following table summarizes changes in unrecognized tax benefits:

	December 31,
(Dollars in millions)	2020	2019	2018
Unrecognized tax benefits at beginning of year	$53.6	$65.7	$57.4
Increases resulting from tax positions taken during a prior period	7.6	4.0	8.0
Decreases resulting from tax positions taken during a prior period	—	(3.8)	(.3)
Increases resulting from tax positions taken during the current period	3.5	1.9	3.8
Decreases related to settlements with taxing authorities	(.2)	(11.1)	(1.4)
Increases related to settlements with taxing authorities	—	—	—
Reductions related to the lapse of statute of limitations	(6.6)	(3.1)	(1.8)
Unrecognized tax benefits at end of year(1)	$57.9	$53.6	$65.7

(1)    Included in the $57.9 million of gross unrecognized tax benefits at December 31, 2020 are $45.7 million of unrecognized tax benefits that, if          recognized, would favorably impact the effective tax rate.

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

14.   Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

The following tables illustrate the disaggregation of revenue from contracts accounted for under ASC 606 with customers according to service type and client type by reportable operating segment.

Revenue by Service Type

	Years Ended December 31,
	2020			2019
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$84	$—	$84	$133	$—	$133
Government services	—	191	191	—	154	154
Healthcare services	—	113	113	—	104	104
Total	$84	$304	$388	$133	$258	$391

Revenue by Client Type

	Years Ended December 31,
	2020			2019
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$44	$18	$62	$74	$17	$91
Guarantor agencies	38	—	38	52	—	52
Other institutions	2	—	2	7	—	7
State and local government	—	122	122	—	83	83
Tolling authorities	—	51	51	—	54	54
Hospitals and other healthcare providers	—	113	113	—	104	104
Total	$84	$304	$388	$133	$258	$391

As of December 31, 2020 and 2019, there was $90 million and $67 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Segment Reporting

We monitor and assess our ongoing operations and results based on the following four reportable operating segments: Federal Education Loans, Consumer Lending, Business Processing and Other.

These segments meet the quantitative thresholds for reportable operating segments.  Accordingly, the results of operations of these reportable operating segments are presented separately. The underlying operating segments are used by the Company’s chief operating decision maker to manage the business, review operating performance and allocate resources, and qualify to be aggregated as part of the primary reportable operating segments. As discussed further below, we measure the profitability of our operating segments based on Core Earnings net income. Accordingly, information regarding our reportable operating segments net income is provided on a Core Earnings basis.

Federal Education Loans Segment

In this segment, Navient owns FFELP Loans and performs servicing and asset recovery services on our FFELP Loan portfolio. We also service and perform asset recovery services on federal education loans owned by ED and other institutions. Our servicing quality, data-driven strategies, and multichannel education about federal repayment options translates into positive results for the millions of borrowers we serve.

We generate revenue primarily through net interest income on the FFELP Loan portfolio as well as servicing and asset recovery services revenue. This segment is expected to generate significant earnings and cash flow over the remaining life of the portfolio.

The following table includes asset information for our Federal Education Loans segment.

	December 31,
(Dollars in millions)	2020	2019
FFELP Loans, net	$58,284	$64,575
Cash and investments(1)	1,685	2,043
Other	2,241	2,202
Total assets	$62,210	$68,820

(1)	Includes restricted cash and investments.

Consumer Lending Segment

In this segment, Navient owns, originates, acquires and services high-quality private education loans. We believe our more than 45 years of experience, product design, digital marketing strategies, and origination and servicing platform provide a unique competitive advantage. We see meaningful opportunities in originating Private Education Loans to financially responsible consumers, generating attractive long-term risk adjusted returns. We generate revenue primarily through net interest income on our Private Education Loan portfolio.

The following table includes asset information for our Consumer Lending segment.

	December 31,
(Dollars in millions)	2020	2019
Private Education Loans, net	$21,079	$22,245
Cash and investments(1)	828	927
Other	964	931
Total assets	$22,871	$24,103

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Segment Reporting (Continued)

Business Processing Segment

In this segment, Navient performs business processing services for over 500 government and healthcare clients.

•

Government services: We provide state governments, agencies, court systems, municipalities, and parking and tolling authorities with expert service, leveraging  our scale, integrated technology solutions and data-driven approach. Our support enables our clients to better serve their constituents, meet rapidly changing needs, reduce their operating expenses, manage risk and maximize revenue opportunities.

•

Healthcare services: We perform revenue cycle outsourcing, accounts receivable management, extended business office support, consulting engagements and public health programs. We offer customizable solutions for our clients that include hospitals, hospital systems, medical centers, large physician groups, other healthcare providers and departments of public health.

At December 31, 2020 and 2019, the Business Processing segment had total assets of $425 million and $423 million, respectively.

Other Segment

This segment primarily consists of our corporate liquidity portfolio, gains and losses incurred on the repurchase of debt, unallocated expenses of shared services and restructuring/other reorganization expenses.

Unallocated shared services expenses are comprised of costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management and the board of directors. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters.

At December 31, 2020 and 2019, the Other segment had total assets of $1.9 billion and $1.6 billion, respectively.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2020
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,813	$1,445	$—	$—	$3,258	$79	$(55)	$24	$3,282
Other loans	—	—	—	—	—	—	—	—	—
Cash and investments	7	3	—	6	16	—	—	—	16
Total interest income	1,820	1,448	—	6	3,274	79	(55)	24	3,298
Total interest expense	1,194	699	—	120	2,013	39	(6)	33	2,046
Net interest income (loss)	626	749	—	(114)	1,261	40	(49)	(9)	1,252
Less: provisions for loan losses	13	142	—	—	155	—	—	—	155
Net interest income (loss) after provisions for loan losses	613	607	—	(114)	1,106	40	(49)	(9)	1,097
Other income (loss):
Servicing revenue	208	6	—	—	214	—	—	—	214
Asset recovery and business processing revenue	154	—	304	—	458	—	—	—	458
Other income (loss)	9	—	—	11	20	(40)	(216)	(256)	(236)
Losses on debt repurchases	—	—	—	(6)	(6)	—	—	—	(6)
Total other income (loss)	371	6	304	5	686	(40)	(216)	(256)	430
Expenses:
Direct operating expenses	287	146	254	—	687	—	—	—	687
Unallocated shared services expenses	—	—	—	277	277	—	—	—	277
Operating expenses	287	146	254	277	964	—	—	—	964
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	22	22	22
Restructuring/other reorganization expenses	—	—	—	9	9	—	—	—	9
Total expenses	287	146	254	286	973	—	22	22	995
Income (loss) before income tax expense (benefit)	697	467	50	(395)	819	—	(287)	(287)	532
Income tax expense (benefit)(2)	160	107	11	(90)	188	—	(68)	(68)	120
Net income (loss)	$537	$360	$39	$(305)	$631	$—	$(219)	$(219)	$412

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2020
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(9)	$—	$(9)
Total other income (loss)	(256)	—	(256)
Goodwill and acquired intangible asset impairment and amortization	—	22	22
Total Core Earnings adjustments to GAAP	$(265)	$(22)	(287)
Income tax expense (benefit)			(68)
Net income (loss)			$(219)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Segment Reporting (Continued)

	Year Ended December 31, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$2,907	$1,731	$—	$—	$4,638	$8	$(68)	$(60)	$4,578
Other loans	1	1	—	—	2	—	—	—	2
Cash and investments	50	16	—	27	93	—	—	—	93
Total interest income	2,958	1,748	—	27	4,733	8	(68)	(60)	4,673
Total interest expense	2,376	980	—	161	3,517	6	(35)	(29)	3,488
Net interest income (loss)	582	768	—	(134)	1,216	2	(33)	(31)	1,185
Less: provisions for loan losses	30	228	—	—	258	—	—	—	258
Net interest income (loss) after provisions for loan losses	552	540	—	(134)	958	2	(33)	(31)	927
Other income (loss):
Servicing revenue	229	11	—	—	240	—	—	—	240
Asset recovery and business processing revenue	230	—	258	—	488	—	—	—	488
Other income (loss)	28	1	—	14	43	(41)	65	24	67
Gains on sales of loans	—	16	—	—	16	—	—	—	16
Gains on debt repurchases	—	—	—	33	33	39	(27)	12	45
Total other income (loss)	487	28	258	47	820	(2)	38	36	856
Expenses:
Direct operating expenses	359	156	215	—	730	—	—	—	730
Unallocated shared services expenses	—	—	—	254	254	—	—	—	254
Operating expenses	359	156	215	254	984	—	—	—	984
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	30	30	30
Restructuring/other reorganization expenses	—	—	—	6	6	—	—	—	6
Total expenses	359	156	215	260	990	—	30	30	1,020
Income (loss) before income tax expense (benefit)	680	412	43	(347)	788	—	(25)	(25)	763
Income tax expense (benefit)(2)	155	96	10	(80)	181	—	(15)	(15)	166
Net income (loss)	$525	$316	$33	$(267)	$607	$—	$(10)	$(10)	$597

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$(31)	$—	$(31)
Total other income (loss)	36	—	36
Goodwill and acquired intangible asset impairment and amortization	—	30	30
Total Core Earnings adjustments to GAAP	$5	$(30)	(25)
Income tax expense (benefit)			(15)
Net income (loss)			$(10)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Core Earnings net income	$631	$607	$519
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	(265)	5	(90)
Net impact of goodwill and acquired intangible assets(2)	(22)	(30)	(47)
Net income tax effect(3)	68	15	13
Total Core Earnings adjustments to GAAP	(219)	(10)	(124)
GAAP net income	$412	$597	$395

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

APPENDIX A

DESCRIPTION OF FEDERAL FAMILY EDUCATION LOAN PROGRAM

The Federal Family Education Loan Program (FFELP) was authorized under Title IV of the Higher Education Act (HEA).  No new FFELP loans were authorized to be made after July 1, 2010.1  The terms and conditions of existing FFELP loans continue to be governed by the HEA statute, implementing regulations, and guidance from the Department of Education (ED).

This appendix describes or summarizes the material provisions of HEA’s Title IV, the FFELP and related statutes and regulations, in place as of December 31, 2020. It, however, is not complete and is qualified in its entirety by reference to each actual statute and regulation. Both the HEA and the related regulations have been the subject of extensive amendments over the years. We cannot predict whether future amendments or modifications might materially change any of the programs described in this appendix or the statutes and regulations that implement them.

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

Claims are paid from federal assets, known as “federal student loan reserve funds,” which are federal assets but are maintained and administered by state and not-for-profit guaranty agencies. In addition, the holders of education loans are entitled to receive interest subsidy payments and special allowance payments from ED on eligible education loans.

Special allowance payments raise the yield to education loan lenders when the statutory borrower interest rate is below an indexed market value.

Four types of education loans were authorized under the HEA:

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

Before July 1, 1994, the HEA also authorized loans called “Supplemental Loans to Students” or “SLS Loans” to independent students and, under some circumstances, dependent undergraduate students, to supplement their Subsidized Stafford Loans. The Unsubsidized Stafford Loan program replaced the SLS program.

[1]

On March 30, 2010, the President of the United States signed into law the Health Care and Education Reconciliation Act of 2010 (HCERA) which terminated as of July 1, 2010 the Federal Family Education Loan Program (FFELP) under Title IV of the Higher Education Act.

Special Allowance Payments

HEA provides for quarterly special allowance payments to be made by ED to holders of education loans to the extent necessary to ensure that they receive at least specified market interest rates of return. The rates for special allowance payments depend on statutory formulas that vary according to the type of loan, the date the loan was made and the type of funds, tax-exempt or taxable, used to finance the loan. The Department of Education makes a special allowance payment for each calendar quarter, generally within 45 to 60 days after the receipt of a bill from the lender.

The special allowance payment equals the average unpaid principal balance, including interest which has been capitalized, of all eligible loans held by a holder during the quarterly period multiplied by the special allowance percentage.

For education loans disbursed prior to April 1, 2006, if the special allowance formula is below the borrower rate, the special allowance payment is zero.  For education loans disbursed on or after April 1, 2006, lenders are required to pay ED any interest paid by borrowers on education loans that exceeds the special allowance support levels applicable to such loans.

Consolidation Loan Fees

Loan Rebate Fee. A loan rebate fee of 1.05% is paid annually on the unpaid principal and interest of each Consolidation Loan disbursed on or after October 1, 1993. This fee was reduced to 0.62% for loans made from October 1, 1998 to January 31, 1999.

Stafford Loan Program

For Stafford Loans, the HEA provided for:

federal reimbursement of Stafford Loans made by eligible lenders to qualified students;

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

Interest. The borrower’s interest rate on a Stafford Loan can be fixed or variable, depending on the academic year in which the loan was disbursed.2

Interest Subsidy Payments. The Department of Education is responsible for paying interest on Subsidized Stafford Loans:

•	while the borrower is a qualified student,
•	during the grace period,
•	during prescribed deferment periods, and
•	in certain cases, during a borrower’s enrollment in an income-based repayment plan.

ED makes quarterly interest subsidy payments to the owner of a Subsidized Stafford Loan in an amount equal to the interest that accrues on the unpaid balance of that loan before repayment begins or during any deferment periods. ED also makes quarterly interest subsidy payments to the owner of a Subsidized Stafford Loan in an amount equal to the unpaid interest payable during up to three consecutive calendar years of a period of financial hardship during enrollment in an income-based repayment plan. The HEA provides that the owner of an eligible Subsidized Stafford Loan has a contractual right against the United States to receive interest subsidy and special allowance payments. However, receipt of interest subsidy and special allowance payments is conditioned on compliance with the requirements of the HEA, including the following:

•	satisfaction of need criteria, and

[2]	Detail on Stafford borrower rates can be found in Appendix A of Navient’s 2019 Form 10-K filed with the SEC on February 27, 2020 (Navient’s 2019 10-K).

•	continued eligibility of the loan for federal insurance or reinsurance.

If the loan is not held by an eligible lender in accordance with the requirements of the HEA and the applicable guarantee agreement, the loan may lose its eligibility for federal assistance.

Lenders generally receive interest subsidy payments within 45 days to 60 days after the submission of the applicable data for any given calendar quarter to the Department of Education. However, there can be no assurance that payments will, in fact, be received from ED within that period.

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

Outstanding FFELP Indebtedness	Maximum Consolidation Loan Repayment Period
$7,500-$9,999	12 Years
$10,000-$19,999	15 Years
$20,000-$39,999	20 Years
$40,000-$59,999	25 Years
$60,000 or more	30 Years

Note: Maximum repayment period excludes authorized periods of deferment and forbearance.

In addition to the outstanding FFELP indebtedness requirements described above, the HEA currently requires minimum annual payments of $600, unless the borrower and the lender agree to lower payments, except that negative amortization is not allowed. The HEA and related regulations require lenders to offer a choice among standard, graduated, income-sensitive, income-based, and extended repayment schedules, if applicable, to all borrowers entering repayment. For borrowers in income-based repayment, ED repays or cancels any outstanding principal and interest under certain criteria after 25 years of qualified payments.

Grace Periods, Deferment Periods and Forbearance Periods. After the borrower stops pursuing at least a half-time course of study, the borrower generally must begin to repay principal of a Stafford Loan following the grace period. However, no principal repayments need be made, subject to some conditions, during deferment and forbearance periods.

For borrowers whose first loans are disbursed on or after July 1, 1993, repayment of principal may be deferred while the borrower returns to school at least half-time. Additional deferments are available, when the borrower is:

•	enrolled in an approved graduate fellowship program or rehabilitation program;
•	seeking, but unable to find, full-time employment, subject to a maximum deferment of three years; or
•	having an economic hardship, as defined in the HEA, subject to a maximum deferment of three years; or
•	serving on active duty during a war or other military operation or national emergency, or performing qualifying National Guard duty during a war or other military operation or national emergency.
•	receiving cancer treatment (for loans that entered repayment on or before September 28, 2018 for periods of treatment that occur on or after September 28, 2018).

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

PLUS and SLS Loan Programs

The HEA authorized PLUS Loans to be made to parents of eligible dependent students and graduate and professional students and originally authorized SLS Loans to be made to the categories of students later served by the Unsubsidized Stafford Loan program. Borrowers who had no adverse credit history or who were able to secure an endorser without an adverse credit history were eligible for PLUS Loans, as well as some borrowers with extenuating circumstances. The basic provisions applicable to PLUS and SLS Loans are similar to those of Stafford Loans for federal insurance and reinsurance. However, interest subsidy payments are not available under the PLUS and SLS programs and, in some instances, special allowance payments are more restricted.

Interest. The interest rates for PLUS Loans and SLS Loans depend on the year in which the loans were disbursed.3

Repayment; Deferments. Borrowers begin to repay principal on their PLUS and SLS Loans no later than 60 days after the final disbursement, unless they use deferment available for the in-school period and the six-month post enrollment period. Deferment and forbearance provisions, maximum loan repayment periods, repayment plans and minimum payment amounts for PLUS and SLS loans are generally the same as those for Stafford Loans, although income-based repayment is not available for parents borrowing under the PLUS program.

Consolidation Loan Program

Prior to July 1, 2010, HEA authorized a program under which borrowers could consolidate one or more of their education loans into a single Consolidation Loan that is insured and reinsured on a basis similar to Stafford and PLUS Loans. Consolidation Loans were made in an amount sufficient to pay outstanding principal, unpaid interest, late charges and collection costs on all federally reinsured education loans incurred under the FFELP that the borrower selects for consolidation, as well as loans made under various other federal education loan programs and loans made by different lenders. In general, a borrower’s eligibility to consolidate federal education loans ends upon receipt of a Consolidation Loan. With the end of new FFELP originations, borrowers with multiple loans, including FFELP loans, may only consolidate their loans under the FDLP.

Consolidation Loans generally bear interest at a fixed rate equal to the weighted average of the interest rates on the unpaid principal balances of the consolidated loans rounded up to the nearest 1/8th of a %, subject to interest rate caps depending on the year in which the consolidation loan was disbursed. Between November 13, 1997 and September 30, 1998 interest rates were variable.

Guaranty Agencies under the FFELP

Under the FFELP, guaranty agencies guarantee loans made by eligible lending institutions, paying claims from “federal student loan reserve funds.” The rate of reimbursement depends on the type of claim (death, disability, or default) and can range from 97% to 100%.4

These loans are guaranteed as to 100% of principal and accrued interest against death or discharge.

To be eligible for federal reinsurance, FFELP loans must meet HEA requirements and its regulations. Generally, these regulations require that holders must establish repayment terms with the borrower, properly administer deferments and forbearances, credit the borrower for payments made, and report the loan’s status to credit reporting agencies. If a borrower becomes delinquent in repaying a loan, a lender must perform collection procedures that vary depending upon the length of time a loan is delinquent. The collection procedures consist of telephone calls, demand letters, skip tracing procedures and requesting assistance from the guaranty agency.

A lender may submit a default claim to the guaranty agency after the related education loan has been delinquent for at least 270 days. The guaranty agency must review and pay the claim within 90 days after the lender filed it. The guaranty agency will pay the lender interest accrued on the loan for up to 450 days after delinquency. The guaranty agency must file a reimbursement claim with ED within 30 days after the guaranty agency paid the lender for the default claim. Following payment of claims, the guaranty agency endeavors to collect the loan. Guaranty agencies also must meet statutory and regulatory requirements for collecting loans.

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

[3]	Detail on borrower rates for PLUS and SLS loans can be found in Appendix A of Navient’s 2019 10-K.

[4]	Details on guaranty agency reimbursement rates and other details regarding guaranty agency requirements can be found in Appendix A of Navient’s 2019 10-K.

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

Rehabilitation of Defaulted Loans

ED is authorized to enter into agreements with a guaranty agency under which such guaranty agency may sell defaulted loans that are eligible for rehabilitation to an eligible lender. For a loan to be eligible for rehabilitation the related guaranty agency must have received reasonable and affordable payments originally for 12 months which was reduced to 9 payments in 10 months effective July 1, 2006, and then the borrower may request that the loan be rehabilitated. Because monthly payments may be greater after rehabilitation, not all borrowers opt for rehabilitation. Upon rehabilitation, a borrower is again eligible for all the benefits under the HEA for which the borrower is not eligible as a borrower on a defaulted loan, such as new federal aid, and the negative credit record of default is expunged. No education loan may be rehabilitated more than once.

Department of Education Oversight

If ED determines that a guaranty agency is unable to meet its insurance obligations, the holders of loans insured by that guaranty agency may submit claims directly to ED and ED is required to pay the full reimbursement amounts due, in accordance with claim processing standards no more stringent than those applied by the affected guaranty agency. However, ED’s obligation to pay guarantee claims directly in this fashion is contingent upon ED determining a guaranty agency is unable to meet its obligations. While there have been situations where ED has made such determinations regarding affected guaranty agencies, there can be no assurances as to whether ED must make such determinations in the future or whether payments of reimbursement amounts would be made in a timely manner.

 APPENDIX B

form 10-k cross-reference index

		Page Number

Forward-Looking and Cautionary Statements		1

Available Information		2

PART I

Item 1.	Business	3-9,47-49

Item 1A.	Risk Factors	50-62

Item 1B.	Unresolved Staff Comments	Not Applicable

Item 2.	Properties	67

Item 3.	Legal Proceedings	49, F-54-F-56

Item 4.	Mine Safety Disclosures	Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	68-69

Item 6.	Selected Financial Data	Reserved and Removed

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-46

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	63-66

Item 8.	Financial Statements and Supplementary Data	(a)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable

Item 9A.	Controls and Procedures	70

Item 9B.	Other Information	Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	71

Item 11.	Executive Compensation	71

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71

Item 13.	Certain Relationships and Related Transactions, and Director Independence	71

Item 14.	Principal Accounting Fees and Services	71

PART IV

Item 15.	Exhibits and Financial Statement Schedules	72-75, F-1-F-66

Item 16.	Form 10-K Summary	Not applicable

Signatures		76

(a)Reference is made to the financial statements listed under the heading “(a) 1. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

B-1

GLOSSARY

Listed below are definitions of key terms that are used throughout this document. See also Appendix A “Description of Federal Family Education Loan Program” for a further discussion of the FFELP.

Constant Prepayment Rate (CPR) — A variable in life-of-loan estimates that measures the rate at which loans in the portfolio prepay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance.

ED — The U.S. Department of Education.

FFELP — The Federal Family Education Loan Program, formerly the Guaranteed Education Loan Program, a program that was discontinued in 2010.

FFELP Consolidation Loans — Under the FFELP, borrowers with multiple eligible education loans may have consolidated them into a single education loan with one lender at a fixed rate for the life of the loan. The new loan is considered a FFELP Consolidation Loan. The borrower rate on a FFELP Consolidation Loan is generally fixed for the term of the loan and was set by the weighted average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a%, not to exceed 8.25%. Before October 1, 1998, maximum loan rates could have exceeded 8.25%. Between November 13, 1997 and September 30, 1998, interest rates were variable. Holders of FFELP Consolidation Loans are eligible to earn interest under the Special Allowance Payment (SAP) formula. In April 2008, we suspended originating new FFELP Consolidation Loans.

FFELP Stafford Loans — Education loans to students or parents of students that are guaranteed or reinsured under the FFELP. The loans are primarily Stafford loans but also include PLUS, SLS, Consolidation and HEAL loans. The FFELP was discontinued in 2010.

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

G-1

Graphic Depiction of Floor Income:

Fixed Borrower Rate = 4.25%
Special Allowance Payment (SAP) Spread = 2.64%
Lender Yield
Fixed Borrower Rate
Floor Income
Floating Debt Rate
Floor Strike Rate @ 1.61%
Yield
LIBOR Rate
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
0.00%
1.00%
2.00%
3.00%
4.00%

Floor Income Contracts — We enter into contracts with counterparties under which, in exchange for an upfront contractual payment representing the present value of the Floor Income that we expect to earn on a notional amount of underlying education loans being economically hedged, we will pay the counterparties the Floor Income earned on that notional amount over the life of the Floor Income Contract. Specifically, we agree to pay the counterparty the difference, if positive, between the fixed borrower rate less the SAP spread and the average of the applicable interest rate index on that notional amount, regardless of the actual balance of underlying education loans, over the life of the contract. The contracts generally do not extend over the life of the underlying education loans. This contract effectively locks in the amount of Floor Income we will earn over the period of the contract. Floor Income Contracts are not considered effective hedges under ASC 815, “Derivatives and Hedging,” and each quarter we must record the change in fair value of these contracts through income.

Guarantor(s) — State agencies or non-profit companies that guarantee (or insure) FFELP Loans made by eligible lenders under The Higher Education Act of 1965 (HEA), as amended.

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

G-2

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

G-3