Form 10-Q
period 2021-03-31
NAVIENT CORP
filed 2021-04-28
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of March 31, 2021, there were 179,513,282 shares of common stock outstanding.

TABLE OF CONTENTS

Organization of Our Form 10-Q

The order and presentation of content in our Form 10-Q differs from the traditional Securities and Exchange Commission (SEC) Form 10-Q format. Our format is designed to improve readability and to better present how we organize and manage our business. See Appendix A, "Form 10-Q Cross-Reference Index" for a cross-reference index to the traditional SEC Form 10-Q format.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking” statements and other information that is based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “may,” “could,” “should,” “goals,” or “target.” Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties are discussed more fully under the section titled “Risk Factors” in our 2020 Annual Report on Form 10-K (the 2020 Form 10-K) and include, but are not limited to the following:

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

Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business.

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

We own a portfolio of $56.9 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We service and provide asset recovery services on this portfolio and for third parties, deploying data-driven approaches to support the success of our customers.

We service federal education loans for approximately 5.6 million customers on behalf of the U.S. Department of Education (ED). Our flexible and scalable infrastructure manages large volumes of complex transactions with continued customer experience and efficiency improvements.

•	Consumer Lending

We own, service and originate Private Education Loans that enable students to pursue higher education and economic opportunities. Our $19.7 billion private loan portfolio demonstrates high customer success rates. Our loan origination business assists borrowers in refinancing their education loan debt and supports students and families in financing their higher education. In first-quarter 2021, we originated $1.7 billion in Private Education Loans.

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

o

Private loan modification program: In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of March 31, 2021, $831 million of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

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

Our Business Processing segment regularly outperforms our clients’ expectations and the results delivered by our competition. For example:

o	For one client, we delivered efficiency results 30% higher than our client’s other vendors.
o	We have increased our transportation clients’ revenue by up to 15%.

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

Strong Financial Performance Resulting in a Strong Capital Return

Our first-quarter 2021 results continue to build upon our previous year’s results  demonstrating the strength of our business model and our ability to deliver predictable and meaningful cash flow and earnings in all types of economic environments. Adjusted Core Earnings(1) per share grew 235% over the year-ago quarter.

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

(Dollars and shares in millions)	Q1-21	Q1-20
Shares repurchased	8.2	23.0
Reduction in shares outstanding	4%	10%
Total repurchases in dollars	$100	$335
Dividends paid	$29	$31

At March 31, 2021, $500 million remained in share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio, in addition to other metrics. As anticipated, the implementation of ASU No. 2016-13, “Financial Instruments – Credit Losses” (CECL), on January 1, 2020, reduced our capital ratios, which we have been rebuilding throughout 2020 and 2021. In addition, our GAAP equity was reduced in 2020 as a result of the net mark-to-market losses related to derivative accounting primarily due to the significant decline in interest rates. Our Pro forma Adjusted Tangible Equity Ratio(1) at March 31, 2021, which excludes the cumulative net mark-to-market losses related to derivative accounting that will reverse to zero as the contracts mature, was 8.1%.

(Dollars in millions)	Q1-20	Q2-20	Q3-20	Q4-20	YTD-20	Q1-21
Capital Returned(2)	$366	$31	$96	$30	$523	$129
Adjusted Tangible Equity Ratio(1)	3.2%	3.6%	4.1%	5.0%	5.0%	6.2%
Pro forma Adjusted Tangible Equity Ratio(1)	5.3%	6.0%	6.4%	7.1%	7.1%	8.1%
(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.”
(2)	Capital Returned is defined as share repurchases and dividends paid.

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

Federal Education Loans Segment

In this segment, Navient owns FFELP Loans and performs servicing and asset recovery services on this portfolio. We also service and perform asset recovery services on federal education loans owned by ED and other institutions. Our servicing quality, data-driven strategies, and multichannel education about federal repayment options translate into positive results for the millions of borrowers we serve.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Historical Financial Information and Ratios

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
GAAP Basis
Net income (loss)	$370	$(106)
Diluted earnings (loss) per common share	$2.00	$(.53)
Weighted average shares used to compute diluted earnings per share	185	200
Return on assets	1.78%	(.47)%

Core Earnings Basis(1)
Net income	$305	$93
Diluted earnings per common share	$1.65	$.46
Adjusted diluted earnings per common share(1)	$1.71	$.51
Weighted average shares used to compute diluted earnings per share	185	202
Net interest margin, Federal Education Loans segment	.97%	.81%
Net interest margin, Consumer Lending segment	2.99%	3.31%
Return on assets	1.46%	.41%

Education Loan Portfolios(2)
Ending FFELP Loans, net	$56,873	$62,492
Ending Private Education Loans, net	19,742	22,338
Ending total education loans, net	$76,615	$84,830
Average FFELP Loans	$58,078	$63,894
Average Private Education Loans	22,143	23,112
Average total education loans	$80,221	$87,006

(1)   Item is a non-GAAP financial measure. For a description and reconciliation, see the section titled “Non-GAAP Financial Measures – Core Earnings.”

(2)   Balances are the same for GAAP and Core Earnings basis.

The Quarter in Review

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

First-quarter 2021 GAAP net income was $370 million ($2.00 diluted earnings per share), compared with a net loss of $106 million ($0.53 diluted loss per share) for the year-ago quarter. See “Results of Operations – Comparison of First-Quarter 2021 Results with First-Quarter 2020” for a discussion of the primary contributors to the change in GAAP earnings between periods.

First-quarter 2021 Core Earnings net income was $305 million ($1.65 diluted Core Earnings per share), compared with $93 million ($0.46 diluted Core Earnings per share) for the year-ago quarter. First-quarter 2021 and 2020 adjusted diluted Core Earnings(1) per share were $1.71 and $0.51, respectively. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

Financial highlights of first-quarter 2021 versus first-quarter 2020 include:

Federal Education Loans segment:

•	Net income decreased $7 million, or 6%, from $119 million to $112 million.
•	Net interest income increased 9%.
•	FFELP Loan delinquency rate decreased 21% from 10.5% to 8.3%.

Consumer Lending segment:

•	Net income increased $180 million, or 333%, from $54 million to $234 million.
•	Sold $1.6 billion of Private Education Loans, resulting in: (1) gains on sales of $89 million; and (2) the reversal of $102 million of allowance for loan losses through provision.
•	Originated $1.7 billion of Private Education Refinance Loans.
•	Private Education Loan delinquency rate decreased 36% from 3.6% to 2.3%.

Business Processing segment:

•

EBITDA(1) increased $32 million, or 800%, from $4 million to $36 million, primarily due to revenue earned from contracts to support states in providing unemployment benefits, contact tracing and vaccine administration services.

•	Revenue increased $68 million, or 119%, to $125 million.

Capital, funding and liquidity:

•	Adjusted Tangible Equity Ratio(1) of 6.2%. Pro forma Adjusted Tangible Equity Ratio(1) of 8.1%.
•	Repurchased $100 million of common shares.
•	Paid $29 million in common stock dividends.
•	$500 million common share repurchase authority remains outstanding.
•	Issued $2.8 billion in term asset-backed securities (ABS) and $500 million in unsecured debt.
•	On April 5, 2021, retired $627 million of the remaining unsecured debt scheduled to mature in 2021.

Expenses:

•

Adjusted Core Earnings expenses(1) increased $7 million to $251 million. This increase was a result of a $37 million increase in expenses in the Business Processing segment in connection with the $68 million increase in related revenue, with an offsetting $30 million decrease in expenses primarily in the Federal Education Loans and Other segments.

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Navient’s Response to COVID-19

The World Health Organization first declared the COVID-19 outbreak a pandemic on March 13, 2020 by which time the economic impact of the crisis was beginning to take hold, impacting the global economy and our results of operations. The COVID-19 pandemic was subsequently declared a national emergency. In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place quarantines, executive orders, shelter-in-place orders, and restrictions in order to control the spread of the disease. Such orders or restrictions have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events. They have also led to a general decline in economic activity and consumer confidence and increases in job losses and unemployment. While certain COVID-19 vaccines have been approved and have become widely available for use in the United States, we are unable to predict how widely utilized the vaccines will be or how effective they will be in preventing the spread of COVID-19. As a result, although the economy has improved since the pandemic began, it is still uncertain when or if normal pre-pandemic economic activity and business operations will resume. In this section, we will highlight our response to the global pandemic and its continuing impact on our business and operations. We suggest that the information below should be read in conjunction with our risk factors included in “Risk Factors — The Impact of COVID-19 and Related Risk” in our 2020 Form 10-K.

Our Team Members

As this crisis evolved, we took early action to protect the health and safety of our employees. We expanded our work-from-home capabilities and implemented best practices in our facilities with regard to safety and hygiene to protect those who were unable to work remotely. We were able to quickly and successfully enable 90% of our team to work from home. As of March 31, 2021, approximately 85% of our team remains on work-from-home status. As a result of these steps, the pandemic has not adversely affected our ability to maintain our operations or service our customers and borrowers. We currently anticipate that some of our team members will begin returning to the office later this year. As we plan for the return to office process, it is likely to take place in stages and we anticipate that the environment may require a continuation of various safety protocols.

Customers and Education Loan Performance

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. In compliance with the CARES Act and through subsequent legislative and executive actions, we have been instructed to place all loans owned by ED into forbearance and suspend payments and interest accrual until September 30, 2021. While the CARES Act applies only to loans owned by ED, our FFELP and Private Education Loan portfolios have also been impacted by the pandemic and we have offered COVID-19 relief options such as the use of forbearance to those borrowers. Private Education Loans in forbearance decreased to $797 million or 3.9% of the portfolio at March 31, 2021, after peaking at $3.4 billion or 14.7% during the second quarter of 2020 due to the COVID-19 forbearance granted to borrowers. This compared to $604 million or 2.7% of the portfolio at December 31, 2019, prior to the impact of COVID-19. Despite the COVID-19 crisis, we have seen most borrowers continue to make payments according to their payment plans. And while forbearance rates are slightly higher today than they were pre-pandemic, the balance of loans delinquent has declined – our Private Education Loan delinquency rate declined from 4.6% at December 31, 2019 to 2.6% as of December 31, 2020 and further to 2.3% as of March 31, 2021. Our Private Education Loan charge-offs declined 49% to $184 million for the full year of 2020 compared with $364 million in full year 2019. This decline was due to the strength of the economy heading into March 2020 as well as a result of the COVID-19 forbearance granted to borrowers. We see this continued decline with charge offs of $35 million in first-quarter 2021 compared to $68 million in the year-ago quarter. We do expect defaults to begin to increase in 2021 and 2022 given the default timing impact of the use of forbearance which our allowance for loan losses captures. Our total reserves were $1.73 billion (excluding the expected future recoveries on charged-off loans) at March 31, 2021, which represent reserves equal to 7.0% of our Private Education Loans and 0.5% of our FFELP Loan portfolio. While we are paying close attention to the needs of our customers, it is too early to know the full impact of this crisis or the path and timing of the recovery.

In the first quarter of 2020, our Private Education Refinance Loan originations of $1.9 billion represented a 92% increase over the year-ago quarter. With the onset of the crisis in March 2020, we reduced our marketing efforts and tightened credit until we had greater visibility into the uncertainty and volatility in the capital markets and the overall economic outlook. This resulted in second-quarter 2020 originations of $238 million. With improved visibility in both credit and funding costs, we restarted marketing efforts in the third quarter of 2020 and increased third-quarter and fourth-quarter originations to $1.3 billion and $1.1 billion, respectively. Total originations were $4.6 billion in 2020 compared to $4.9 billion in 2019. First-quarter 2021 originations were $1.7 billion. We expect 2021 originations to be higher than 2020 if the economy continues to improve.

Clients and Business Processing Segment Performance

In our Business Processing Segment (BPS), EBITDA(1) increased to $36 million from $4 million in the year-ago quarter. This increase is a result of being able to transition hundreds of our experienced BPS colleagues and adapt our technology enabled solutions to support state clients working to help residents access unemployment benefits implemented in the CARES Act, as well as to perform contact tracing and vaccine administration services. These new services have generated revenue in 2020 and the first quarter of 2021 that more than offset the negative revenue impact BPS is experiencing as a result of COVID-19 which includes lower transaction-related placements in both government services and health care revenue cycle management. In 2021, we expect the revenue from the unemployment contracts related to the CARES Act and contact tracing and vaccine administration contracts to decline as the economy recovers and the need decreases. We also expect revenue from the core parts of the business to continue to improve to pre-COVID-19 levels if the economy continues to improve.

Liquidity, Financings and Capital

The impact of the COVID-19 crisis on the capital markets was significant during the early part of the crisis, decreasing the number of transactions brought to market and increasing the pricing of those that were successfully marketed. However, in the second half of 2020 the capital markets began to improve with ready access to the markets, albeit at a higher cost than pre-COVID-19 levels. In first-quarter 2021, we issued $500 million of unsecured debt and $2.8 billion of ABS below pre-COVID-19 cost of funds levels. Throughout the crisis we have maintained a strong liquidity position. As of March 31, 2021, we had $2.7 billion of primary sources of liquidity, $1.5 billion of which was cash. We also had, as of March 31, 2021, additional capacity in our funding facilities of $2.8 billion for Private Education Loans and $826 million for FFELP Loans. In addition, cash flow from our loan portfolio and services contracts remains strong as our very seasoned loan portfolio experiences lower levels of stress.

We ended the quarter with an Adjusted Tangible Equity Ratio(1) of 6.2% compared to 5.0% as of December 31,2020. In 2020, our GAAP equity was reduced due to the implementation of CECL on January 1, 2020 as well as a result of the net mark-to-market losses related to derivative accounting as a result of the significant decrease in interest rates.  These mark-to-market losses recognized under GAAP cumulatively totaled $499 million (after tax) as of March 31, 2021. This decrease will reverse over time as these derivatives mature. The resulting Pro forma Adjusted Tangible Equity Ratio(1), which excludes these cumulative mark-to-market losses, was 8.1% at March 31, 2021. We expect our capital levels to continue to rebuild over the course of 2021.

Other Matters

From an accounting, reporting and disclosure perspective, COVID-19 and the related work-from-home policies did not negatively impact our ability to close our books, manage our financial systems, or maintain our internal control over financial reporting and our disclosure controls and procedures. See “Critical Accounting Policies and Estimates” in our 2020 Form 10-K for a discussion of how COVID-19 impacted our allowance for loan loss and our conclusion of goodwill not being impaired.

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

(1) Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Results of Operations

GAAP Income Statements (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2021	2020	$	%
Interest income:
FFELP Loans	$373	$571	$(198)	(35)%
Private Education Loans	319	404	(85)	(21)
Cash and investments	—	12	(12)	(100)
Total interest income	692	987	(295)	(30)
Total interest expense	329	714	(385)	(54)
Net interest income	363	273	90	33
Less: provisions for loan losses	(87)	95	(182)	(192)
Net interest income after provisions for loan losses	450	178	272	153
Other income (loss):
Servicing revenue	53	58	(5)	(9)
Asset recovery and business processing revenue	139	110	29	26
Other income (loss)	—	7	(7)	(100)
Gains on sales of loans	76	—	76	100
Gains (losses) on derivative and hedging activities, net	36	(223)	259	116
Total other income (loss)	304	(48)	352	733
Expenses:
Operating expenses	259	251	8	3
Goodwill and acquired intangible assets impairment and amortization expense	5	5	—	—
Restructuring/other reorganization expenses	6	5	1	20
Total expenses	270	261	9	3
Income (loss) before income tax expense (benefit)	484	(131)	615	469
Income tax expense (benefit)	114	(25)	139	556
Net income (loss)	$370	$(106)	$476	449%
Basic earnings (loss) per common share	$2.02	$(.53)	$2.55	481%
Diluted earnings (loss) per common share	$2.00	$(.53)	$2.53	477%
Dividends per common share	$.16	$.16	$—	—%

Comparison of First-Quarter 2021 Results with First-Quarter 2020

For the three months ended March 31, 2020, net income was $370 million, or $2.00 diluted earnings per common share, compared with a net loss of $106 million, or $0.53 diluted loss per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•

Net interest income increased by $90 million, primarily as a result of a $54 million increase in mark-to-market gains on fair value hedges recorded in interest expense.  Also contributing to the increase is a favorable interest rate environment with lower interest rates  and the growth in the Private Education Refinance Loan portfolio. Partially offsetting this increase is the continued natural paydown of the FFELP and non-refinance Private Education Loan portfolios.

•	Provisions for loan losses decreased $182 million from $95 million to $(87) million:
○	The provision for FFELP loan losses decreased $6 million to $0.
○	The provision for Private Education Loan losses decreased $176 million from $89 million to $(87) million.

There was not a significant change in the credit quality of the loan portfolio or in the current and forecasted economic conditions since December 31, 2020. The negative provision of $(87) million in the first quarter of 2021 was primarily related to the reversal of $102 million of allowance for loan losses in connection with the sale of approximately $1.6 billion of Private Education Loans discussed below. This was partially offset by provision related to loan originations. The provision in the year-ago quarter primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions that occurred subsequent to the adoption of CECL on January 1, 2020

•

Asset recovery and business processing revenue increased $29 million primarily as a result of $68 million of revenue earned in our Business Processing segment from contracts to support states in providing unemployment benefits, contact tracing and vaccine administration services in connection with COVID-19. This was partially offset by the wind-down of the ED asset recovery contract in the Federal Education Loan segment and the impact of COVID-19 (temporary stoppage or other restrictions on certain collection and processing activities, and lower volume in the transportation business).

•

Gains of sales of loans increased $76 million in connection with the sale of approximately $1.6 billion of Private Education Loans in first-quarter 2021. There were no such sales in the year-ago quarter. The sale of Private Education Loans was comprised of two separate transactions:

○	Approximately $560 million of non-Refinance Loans, resulting in a $46 million gain on sale; and
○

Approximately $1.03 billion of Refinance Loans, resulting in a $30 million gain on sale. In addition, there was a $13 million gain related to derivatives that were used to hedge this transaction that did not qualify for hedge accounting. As a result, this gain related to the derivatives was included as a part of “gains (losses) on derivative and hedging activities, net” on the income statement.

•

Net gains on derivative and hedging activities increased $259 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of derivative instruments including Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

Excluding net regulatory-related expenses of $8 million and $7 million in the first quarters of 2021 and 2020, respectively, operating expenses were $251 million and $244 million in the first quarters of 2021 and 2020, respectively. This $7 million increase was a result of a $37 million increase in expenses in the Business Processing segment in connection with the $68 million increase in segment revenue, with an offsetting $30 million decrease in expenses primarily in the Federal Education Loans and Other segments as a result of the decrease of Federal Education Loan asset recovery revenue discussed above as well as improvements in operating efficiencies.

•

During the three months ended March 31, 2021 and 2020, respectively, the Company incurred $6 million and $5 million, respectively of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were primarily due to facility lease terminations and severance-related costs.

We repurchased 8.2 million and 23.0 million shares of our common stock during the first quarters of 2021 and 2020, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 15 million common shares (or 8%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2021	2020	2021 vs. 2020
Interest income:
FFELP Loans	$359	$582	(38)%
Cash and investments	—	6	(100)
Total interest income	359	588	(39)
Total interest expense	215	456	(53)
Net interest income	144	132	9
Less: provision for loan losses	—	6	(100)
Net interest income after provision for loan losses	144	126	14
Other income:
Servicing revenue	52	56	(7)
Asset recovery and business processing revenue	14	53	(74)
Other income (loss)	—	4	(100)
Total other income	66	113	(42)
Direct operating expenses	63	83	(24)
Income before income tax expense	147	156	(6)
Income tax expense	35	37	(5)
Core Earnings	$112	$119	(6)%

Comparison of First-Quarter 2021 Results with First-Quarter 2020

•	Core Earnings were $112 million compared to $119 million.
•	Net interest income increased $12 million (9%) primarily due to a favorable interest rate environment as a result of the decrease in interest rates, even as the average loan balance declined 9%.
•	Provision for loan losses decreased $6 million.
○	Charge-offs were $6 million compared with $19 million.
○	Delinquencies greater than 30 days were $3.8 billion compared with $5.3 billion.
○	Forbearances were $8.5 billion, down $546 million from $9.0 billion. Forbearances have declined by approximately $8.7 billion from the COVID-19 peak in second-quarter 2020.
•

Other revenue decreased $47 million primarily due to a $39 million decrease in asset recovery revenue, which was primarily a result of the wind-down of the ED asset recovery contract as well as the impact of COVID-19 on certain collection activities.

•	Expenses were $20 million lower primarily as a result of the decrease in asset recovery revenue discussed above as well as improvements in operating efficiencies.

Key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Segment net interest margin	.97%	.81%
FFELP Loans:
FFELP Loan spread	1.03%	.87%
Provision for loan losses	$—	$6
Charge-offs	$6	$19
Charge-off rate	.06%	.15%
Greater than 30-days delinquency rate	8.3%	10.5%
Greater than 90-days delinquency rate	3.5%	5.4%
Forbearance rate	15.5%	15.1%
Average FFELP Loans	$58,078	$63,894
Ending FFELP Loans, net	$56,873	$62,492

(Dollars in billions)
Number of accounts serviced for ED (in millions)	5.6	5.6
Total federal loans serviced	$285	$285
Contingent collections receivables inventory	$10.9	$13.6

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended March 31,
	2021	2020
FFELP Loan yield	1.92%	3.07%
Hedged Floor Income	.40	.37
Unhedged Floor Income	.18	.22
FFELP Loan net yield	2.50	3.66
FFELP Loan cost of funds	(1.47)	(2.79)
FFELP Loan spread	1.03	.87
Other interest-earning asset spread impact	(.06)	(.06)
Net interest margin(1)	.97%	.81%

(1)  The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
FFELP Loans	$58,078	$63,894
Other interest-earning assets	1,794	1,910
Total FFELP Loan interest-earning assets	$59,872	$65,804

As of March 31, 2021, our FFELP Loan portfolio totaled $56.9 billion, comprised of $19.2 billion of FFELP Stafford Loans and $37.7 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of March 31, 2021 was 6 years and 7 years, respectively, assuming a Constant Prepayment Rate (CPR) of 9% and 5%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after March 31, 2021 and 2020, based on interest rates as of those dates.

(Dollars in billions)	March 31, 2021	March 31, 2020
Education loans eligible to earn Floor Income	$56.4	$62.0
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(25.9)	(28.3)
Less: economically hedged Floor Income	(13.5)	(18.2)
Education loans eligible to earn Floor Income after rebates and economically hedged	$17.0	$15.5
Education loans earning Floor Income	$12.0	$9.4

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period April 1, 2021 to December 31, 2025.

(Dollars in billions)	April 1, 2021 to December 31, 2021	2022	2023	2024	2025
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$13.2	$11.6	$7.0	$1.3	$.4

Provision for Loan Losses

The provision for FFELP Loan Losses was $0 in first-quarter 2021, down $6 million from the year-ago quarter.

Servicing Revenue

The Company services loans for approximately 5.6 million and 5.6 million customer accounts under its ED servicing contract as of March 31, 2021 and 2020, respectively. Third-party loan servicing fees in the three months ended March 31, 2021 and 2020 included $34 million and $36 million, respectively, of servicing revenue related to the ED servicing contract.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue decreased $39 million primarily as a result of the wind-down of the ED asset recovery contract as well as the impact of COVID-19 on certain collection and processing activities (temporary stoppage or other restrictions on certain activities).

Other Revenue

Other revenue decreased $4 million primarily as a result of the wind-down of certain transition services provided.

Operating Expenses

Expenses were $20 million lower primarily as a result of the decrease in asset recovery revenue discussed above as well as improvements in operating efficiencies.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2021	2020	2021 vs. 2020
Interest income:
Private Education Loans	$319	$404	(21)%
Cash and investments	—	2	(100)
Interest income	319	406	(21)
Interest expense	150	210	(29)
Net interest income	169	196	(14)
Less: provision for loan losses	(87)	89	(198)
Net interest income after provision for loan losses	256	107	139
Other income:
Servicing revenue	1	2	(50)
Gains on sales of loans	89	—	100
Total other income	90	2	4,400
Direct operating expenses	41	39	5
Income before income tax expense	305	70	336
Income tax expense	71	16	344
Core Earnings	$234	$54	333%

Comparison of First-Quarter 2021 Results with First-Quarter 2020

•	Originated $1.7 billion of Private Education Refinance Loans compared to $1.9 billion.
•	Core Earnings were $234 million compared to $54 million.
•	Net interest income decreased $27 million primarily due to the natural paydown of the non-refinance loan portfolio.
•

Provision for loan losses decreased $176 million. There was not a significant change in the credit quality of the loan portfolio or in the current and forecasted economic conditions since December 31, 2020. The negative provision of $(87) million in the first quarter of 2021 was primarily related to the reversal of $102 million of allowance for loan losses in connection with the sale of approximately $1.6 billion of Private Education Loans discussed below. This was partially offset by provision related to loan originations The provision in the year-ago quarter primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions that occurred subsequent to the adoption of CECL on January 1, 2020.

○	Charge-offs were $35 million compared with $68 million.
○	Private Education Loan delinquencies greater than 90 days: $181 million, down $166 million from $347 million.
○	Private Education Loan delinquencies greater than 30 days: $460 million, down $309 million from $769 million.
○	Private Education Loan forbearances: $797 million, down $786 million from $1.6 billion. Forbearances have declined by approximately $2.6 billion from the COVID-19 peak in second-quarter 2020.
•

Gains on sales of education loans (included in “Other revenue”) were $89 million in connection with the sale of approximately $1.6 billion of Private Education Loans in first-quarter 2021.  There were no such sales in the year-ago quarter.  The sales of Private Education Loans were comprised of two separate transactions:

○	Approximately $560 million of non-Refinance Loans, resulting in a $46 million gain on sale; and
○	Approximately $1.03 billion of Refinance Loans, resulting in a $43 million gain on sale.
•	Expenses were $2 million higher.

Key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Segment net interest margin	2.99%	3.31%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.21%	3.51%
Provision for loan losses	$(87)	$89
Charge-offs	$35	$68
Charge-off rate	.68%	1.27%
Greater than 30-days delinquency rate	2.3%	3.6%
Greater than 90-days delinquency rate	.9%	1.6%
Forbearance rate	3.9%	6.9%
Average Private Education Loans	$22,143	$23,112
Ending Private Education Loans, net	$19,742	$22,338
Private Education Refinance Loans:
Charge-offs	$3	$2
Greater than 90-days delinquency rate	.1%	.1%
Average Private Education Refinance Loans	$8,604	$7,149
Ending Private Education Refinance Loans	$7,882	$7,722
Private Education Refinance Loan originations	$1,671	$1,890

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended March 31,
	2021	2020
Private Education Loan yield	5.84%	7.04%
Private Education Loan cost of funds	(2.63)	(3.53)
Private Education Loan spread	3.21	3.51
Other interest-earning asset spread impact	(.22)	(.20)
Net interest margin(1)	2.99%	3.31%

(1)	The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Private Education Loans	$22,143	$23,112
Other interest-earning assets	822	752
Total Private Education Loan interest-earning assets	$22,965	$23,864

As of March 31, 2021, our Private Education Loan portfolio totaled $19.7 billion. The weighted-average life of this portfolio as of March 31, 2021 was 5 years assuming a CPR of 11%.

Provision for Loan Losses

The provision for loan losses decreased from $89 million to $(87) million. There was not a significant change in the credit quality of the education loan portfolio or in the current and forecasted economic conditions since December 31, 2020. The negative provision of $(87) million in the first quarter of 2021 was primarily related to the reversal of $102 million of allowance for loan losses in connection with the sale of approximately $1.6 billion of Private Education Loans discussed below. This was partially offset by provision related to loan originations. The provision in the year-ago quarter primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions that occurred subsequent to the adoption of CECL on January 1, 2020.

Gains on Sales of Loans

Gains on sales of education loans were $89 million in connection with the sale of approximately $1.6 billion of Private Education Loans in first-quarter 2021. There were no such sales in the year-ago quarter. The sales of Private Education Loans were comprised of two separate transactions:

○ Approximately $560 million of non-Refinance Loans, resulting in a $46 million gain on sale; and

○ Approximately $1.03 billion of Refinance Loans, resulting in a $43 million gain on sale.

Operating Expenses

Operating expenses were $2 million higher Primarily related to increased marketing spend.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2021	2020	2021 vs. 2020
Business processing revenue	$125	$57	119%
Direct operating expenses	91	54	69
Income before income tax expense	34	3	1,033
Income tax expense	8	1	700
Core Earnings	$26	$2	1200%

Comparison of First-Quarter 2021 Results with First-Quarter 2020

•	Core Earnings were $26 million compared to $2 million.
•

Revenue increased $68 million, or 119%, primarily as a result of revenue earned from contracts to support states in providing unemployment benefits, contact tracing and vaccine administration services. These increases were partially offset by the impact of COVID-19 (temporary stoppage or other restrictions on certain collection/processing activities and lower volume in the transportation business).

•	EBITDA was $36 million, up $32 million, or 800%. The increase in EBITDA is primarily the result of the revenue increase discussed above. The EBITDA margin increased to 29% from 7%.

Key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Revenue from government services	$63	$33
Revenue from healthcare services	62	24
Total fee revenue	$125	$57
EBITDA(1)	$36	$4
EBITDA margin(1)	29%	7%
Contingent collections receivables inventory (in billions)	$18.7	$15.1

(1) Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2021	2020	2021 vs. 2020
Net interest loss after provision for loan losses	$(18)	$(31)	(42)%
Other income	—	3	(100)
Expenses:
Unallocated shared services expenses:
Unallocated information technology costs	21	21	—
Unallocated corporate costs	43	54	(20)
Total unallocated shared services expenses	64	75	(15)
Restructuring/other reorganization expenses	6	5	20
Total expenses	70	80	(13)
Loss before income tax benefit	(88)	(108)	(19)
Income tax benefit	(21)	(26)	(19)
Core Earnings (loss)	$(67)	$(82)	(18)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The decrease in the net interest loss is primarily a result of a decrease in the cost of funds of the debt funding the corporate liquidity portfolio.

Unallocated Shared Services Expenses

Unallocated shared services expenses are comprised of costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management and the board of directors. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. On an adjusted basis, expenses decreased $12 million from the year-ago quarter. Adjusted expenses exclude $8 million and $7 million, respectively, of regulatory-related expenses in the first quarters of 2021 and 2020.

See “Note 9 – Commitments, Contingencies and Guarantees” for a discussion of legal and regulatory matters where it is reasonably possible that a loss contingency exists. The Company is unable to anticipate the timing of a resolution or the impact that these matters may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

Restructuring/Other Reorganization Expenses

During the first quarters of 2021 and 2020, the Company incurred $6 million and $5 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. The charges were due primarily to facility lease terminations and severance-related costs.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of Our Education Loan Portfolio

Ending Education Loan Balances, net

	March 31, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$28	$—	$28	$21	$49
Grace, repayment and other(2)	19,381	37,746	57,127	20,713	77,840
Total	19,409	37,746	57,155	20,734	77,889
Allowance for loan losses	(191)	(91)	(282)	(992)	(1,274)
Total education loan portfolio	$19,218	$37,655	$56,873	$19,742	$76,615
% of total FFELP	34%	66%	100%
% of total	25%	49%	74%	26%	100%

	December 31, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$30	$—	$30	$14	$44
Grace, repayment and other(2)	19,771	38,771	58,542	22,154	80,696
Total	19,801	38,771	58,572	22,168	80,740
Allowance for loan losses	(194)	(94)	(288)	(1,089)	(1,377)
Total education loan portfolio	$19,607	$38,677	$58,284	$21,079	$79,363
% of total FFELP	34%	66%	100%
% of total	25%	49%	74%	26%	100%

	March 31, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$40	$—	$40	$17	$57
Grace, repayment and other(2)	21,066	41,697	62,763	23,404	86,167
Total	21,106	41,697	62,803	23,421	86,224
Allowance for loan losses	(206)	(105)	(311)	(1,083)	(1,394)
Total education loan portfolio	$20,900	$41,592	$62,492	$22,338	$84,830
% of total FFELP	33%	67%	100%
% of total	25%	49%	74%	26%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Education Loan Activity

	Three Months Ended March 31, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$19,607	$38,677	$58,284	$21,079	$79,363
Acquisitions (originations and purchases) (1)	2	2	4	1,730	1,734
Capitalized interest and premium/discount amortization	191	210	401	45	446
Refinancings and consolidations to third parties	(248)	(432)	(680)	(139)	(819)
Loan sales	—	—	—	(1,465)	(1,465)
Repayments and other	(334)	(802)	(1,136)	(1,508)	(2,644)
Ending balance	$19,218	$37,655	$56,873	$19,742	$76,615

	Three Months Ended March 31, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$21,723	$42,852	$64,575	$22,245	$86,820
Acquisitions (originations and purchases) (1)	6	5	11	1,910	1,921
Capitalized interest and premium/discount amortization	187	187	374	71	445
Refinancings and consolidations to third parties	(272)	(320)	(592)	(152)	(744)
Repayments and other	(744)	(1,132)	(1,876)	(1,736)	(3,612)
Ending balance	$20,900	$41,592	$62,492	$22,338	$84,830

(1)

Includes the origination of $593 million and $320 million of Private Education Refinance Loans in the first quarters of 2021 and 2020, respectively, that refinanced FFELP and Private Education Loans that were on our balance sheet.

FFELP Loan Portfolio Performance

	March 31, 2021		December 31, 2020		March 31, 2020
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,781		$2,791		$3,291
Loans in forbearance(2)	8,452		7,725		8,998
Loans in repayment and percentage of each status:
Loans current	42,127	91.7%	43,623	90.8%	45,216	89.5%
Loans delinquent 31-60 days(3)	1,377	3.0	1,374	2.9	1,631	3.2
Loans delinquent 61-90 days(3)	813	1.8	836	1.7	969	1.9
Loans delinquent greater than 90 days(3)	1,605	3.5	2,223	4.6	2,698	5.4
Total FFELP Loans in repayment	45,922	100%	48,056	100%	50,514	100%
Total FFELP Loans	57,155		58,572		62,803
FFELP Loan allowance for losses	(282)		(288)		(311)
FFELP Loans, net	$56,873		$58,284		$62,492
Percentage of FFELP Loans in repayment		80.3%		82.0%		80.4%
Delinquencies as a percentage of FFELP Loans in repayment		8.3%		9.2%		10.5%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.5%		13.8%		15.1%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Portfolio Performance

	March 31, 2021		December 31, 2020		March 31, 2020
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$457		$483		$603
Loans in forbearance(2)	797		844		1,583
Loans in repayment and percentage of each status:
Loans current	19,020	97.7%	20,287	97.4%	20,466	96.4%
Loans delinquent 31-60 days(3)	179	.9	211	1.0	265	1.3
Loans delinquent 61-90 days(3)	100	.5	126	.6	157	.7
Loans delinquent greater than 90 days(3)	181	.9	217	1.0	347	1.6
Total Private Education Loans in repayment	19,480	100%	20,841	100%	21,235	100%
Total Private Education Loans	20,734		22,168		23,421
Private Education Loan allowance for losses	(992)		(1,089)		(1,083)
Private Education Loans, net	$19,742		$21,079		$22,338
Percentage of Private Education Loans in repayment		94.0%		94.0%		90.7%
Delinquencies as a percentage of Private Education Loans in repayment		2.3%		2.6%		3.6%
Loans in forbearance as a percentage of loans in repayment and forbearance		3.9%		3.9%		6.9%
Percentage of Private Education Loans with a cosigner(4)		40%		41%		43%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.
(4)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for all periods presented.

Allowance for Loan Losses

	Three Months Ended March 31, 2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$288	$1,089	$1,377
Provision:
Reversal of allowance related to loan sales(1)	—	(102)	(102)
Remaining provision	—	15	15
Total provision	—	(87)	(87)
Charge-offs(2)	(6)	(35)	(41)
Decrease in expected future recoveries on charged-off loans(3)	—	25	25
Allowance at end of period	282	992	1,274
Plus: expected future recoveries on charged-off loans(3)	—	454	454
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$282	$1,446	$1,728
Charge-offs as a percentage of average loans in repayment (annualized)	.06%	.68%
Allowance coverage of charge-offs (annualized)(4)	10.7	10.2
Allowance as a percentage of the ending total loan balance(4)	.5%	7.0%
Allowance as a percentage of ending loans in repayment(4)	.6%	7.4%
Ending total loans	$57,155	$20,734
Average loans in repayment	$47,044	$20,883
Ending loans in repayment	$45,922	$19,480

(1)	In connection with the sale of approximately $1.6 billion of Private Education Loans. See “Consumer Lending Segment" for a further discussion.
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

(Dollars in millions)	Three Months Ended March 31, 2021
Receivable at beginning of period	$479
Expected future recoveries of current period defaults	5
Recoveries	(25)
Charge-offs	(5)
Receivable at end of period	$454
Change in balance during period	$(25)

(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

	Three Months Ended March 31, 2020
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance as of December 31, 2019	$64	$1,048	$1,112
Transition adjustment made under CECL on January 1, 2020(1)	260	(3)	257
Allowance as of January 1, 2020 after transition adjustment to CECL	324	1,045	1,369
Total provision	6	89	95
Charge-offs(2)	(19)	(68)	(87)
Decrease in expected future recoveries on charged-off loans(3)	—	17	17
Allowance at end of period	311	1,083	1,394
Plus: expected future recoveries on charged-off loans(3)	—	571	571
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$311	$1,654	$1,965
Charge-offs as a percentage of average loans in repayment (annualized)	.15%	1.27%
Allowance coverage of charge-offs (annualized)(4)	4.1	6.0
Allowance as a percentage of the ending total loan balance(4)	.5%	7.1%
Allowance as a percentage of ending loans in repayment(4)	.6%	7.8%
Ending total loans	$62,803	$23,421
Average loans in repayment	$52,460	$21,601
Ending loans in repayment	$50,514	$21,235

(1)	For a further discussion of our adoption of CECL, see “Note 2 – Significant Accounting Policies” in our 2020 Annual Report on Form 10-K.
(2)

Charge-offs are reported net of expected recoveries. For Private Education Loans, at the time of charge-off the expected recovery amount is transferred from the education loan balance to the allowance for loan loss and is referred to as the “expected future recoveries on charged-off loans.” For FFELP Loans, the recovery is received at the time of charge-off.

(3)

At the end of each month, for Private Education Loans that are 212 or more days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this as the expected future recoveries on charged-off loans. If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for Private Education Loan losses with an offsetting reduction in the expected future recoveries on charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on charged-off loans.

(Dollars in millions)	Three Months Ended March 31, 2020
Receivable at beginning of period	$588
Expected future recoveries of current period defaults	13
Recoveries	(28)
Charge-offs	(2)
Receivable at end of period	$571
Change in balance during period	$(17)
(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

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

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $8.8 billion at March 31, 2021. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $1.4 billion of senior unsecured notes that mature in the short term (i.e., over the next 12 months, of which $627 million was retired in April 2021) and the remaining $7.4 billion of senior unsecured notes that mature in the long term (from 2022 to 2043 with 85% maturing by 2029), primarily through our current cash, investments and unencumbered FFELP Loan and Private Education Refinance Loan portfolios (see “Sources of Liquidity” below), the predictable operating cash flows provided by operating activities ($179 million in the three months ended March 31, 2021), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans. We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We purchased 8.2 million shares of common stock for $100 million in first-quarter 2021. We had $500 million of remaining share repurchase authority as of March 31, 2021.

Sources of Primary Liquidity

(Dollars in millions)	March 31, 2021	December 31, 2020	March 31, 2020
Ending Balances:
Total unrestricted cash and liquid investments	$1,497	$1,183	$1,084
Unencumbered FFELP Loans	259	208	209
Unencumbered Private Education Refinance Loans	936	274	427
Total	$2,692	$1,665	$1,720

	Quarters Ended
(Dollars in millions)	March 31, 2021	December 31, 2020	March 31, 2020
Average Balances:
Total unrestricted cash and liquid investments	$1,198	$1,365	$1,151
Unencumbered FFELP Loans	276	387	336
Unencumbered Private Education Refinance Loans	752	572	694
Total	$2,226	$2,324	$2,181

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the FFELP Loan and Private Education Loan asset-backed commercial paper (ABCP) facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail additional borrowing capacity of these facilities with maturity dates ranging from June 2021 to April 2023.

(Dollars in millions)	March 31, 2021	December 31, 2020	March 31, 2020
Ending Balances
FFELP Loan ABCP facilities	$826	$506	$768
Private Education Loan ABCP facilities	2,844	2,221	539
Total	$3,670	$2,727	$1,307

	Quarters Ended
(Dollars in millions)	March 31, 2021	December 31, 2020	March 31, 2020
Average Balances
FFELP Loan ABCP facilities	$656	$542	$852
Private Education Loan ABCP facilities	2,420	2,138	886
Total	$3,076	$2,680	$1,738

At March 31, 2021, we had a total of $6.1 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $3.0 billion principal of our unencumbered tangible assets of which $2.8 billion and $0.3 billion related to Private Education Loans and FFELP Loans, respectively. In addition, as of March 31, 2021, we had $5.8 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Since the fourth quarter of 2015, we have closed on $4.3 billion of Private Education Loan ABS Repurchase Facilities with $0.8 billion outstanding as of March 31, 2021. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	March 31, 2021	December 31, 2020
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$3.8	3.9
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	2.0	2.1
Tangible unencumbered assets(1)	6.1	5.4
Senior unsecured debt	(8.8)	(8.4)
Mark-to-market on unsecured hedged debt(2)	(.5)	(.7)
Other liabilities, net	(.6)	(.6)
Total Tangible Equity (1)	$2.0	$1.7

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”.
(2)

At March 31, 2021 and December 31, 2020, there were $437 million and $634 million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).

Borrowings

Ending Balances

	March 31, 2021			December 31, 2020
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,375	$7,436	$8,811	$677	$7,714	$8,391
Total unsecured borrowings	1,375	7,436	8,811	677	7,714	8,391
Secured borrowings:
FFELP Loan securitizations	—	54,469	54,469	—	54,697	54,697
Private Education Loan securitizations	848	13,235	14,083	960	13,891	14,851
FFELP Loan ABCP facilities	1,323	169	1,492	2,053	479	2,532
Private Education Loan ABCP facilities	1,889	—	1,889	2,582	—	2,582
Other	232	—	232	337	—	337
Total secured borrowings	4,292	67,873	72,165	5,932	69,067	74,999
Core Earnings basis borrowings(1)	5,667	75,309	80,976	6,609	76,781	83,390
Adjustment for GAAP accounting treatment	17	365	382	4	551	555
GAAP basis borrowings	$5,684	$75,674	$81,358	$6,613	$77,332	$83,945

Average Balances

	Three Months Ended March 31,
	2021		2020
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$8,675	4.60%	$9,819	5.98%
Total unsecured borrowings	8,675	4.60	9,819	5.98
Secured borrowings:
FFELP Loan securitizations	54,533	1.28	58,991	2.64
Private Education Loan securitizations	14,644	2.55	13,839	3.43
FFELP Loan ABCP facilities	2,043	1.49	3,387	2.65
Private Education Loan ABCP facilities	2,355	2.08	3,506	2.98
Other	283	.32	341	1.84
Total secured borrowings	73,858	1.56	80,064	2.79
Core Earnings basis borrowings(1)	82,533	1.88%	89,883	3.14
Adjustment for GAAP accounting treatment	—	(.27)	—	.06
GAAP basis borrowings	$82,533	1.61%	$89,883	3.20%

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.” The differences in derivative accounting give rise to the difference above.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). A discussion of our critical accounting policies, which includes the allowance for loan losses, goodwill, and premium and discount amortization, can be found in our 2020 Form 10-K. There were no significant changes to these critical accounting policies during the three months ended March 31, 2021.

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

	Three Months Ended March 31, 2021
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$359	$319	$—	$—	$678	$23	$(9)	$14	$692
Cash and investments	—	—	—	—	—	—	—	—	—
Total interest income	359	319	—	—	678	23	(9)	14	692
Total interest expense	215	150	—	18	383	(1)	(53)	(54)	329
Net interest income (loss)	144	169	—	(18)	295	24	44	68	363
Less: provisions for loan losses	—	(87)	—	—	(87)	—	—	—	(87)
Net interest income (loss) after provisions for loan losses	144	256	—	(18)	382	24	44	68	450
Other income (loss):
Servicing revenue	52	1	—	—	53	—	—	—	53
Asset recovery and business processing revenue	14	—	125	—	139	—	—	—	139
Other income (loss)	—	—	—	—	—	(11)	47	36	36
Gains on sales of loans	—	89	—	—	89	(13)	—	(13)	76
Total other income (loss)	66	90	125	—	281	(24)	47	23	304
Expenses:
Direct operating expenses	63	41	91	—	195	—	—	—	195
Unallocated shared services expenses	—	—	—	64	64	—	—	—	64
Operating expenses	63	41	91	64	259	—	—	—	259
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	5	5	5
Restructuring/other reorganization expenses	—	—	—	6	6	—	—	—	6
Total expenses	63	41	91	70	265	—	5	5	270
Income (loss) before income tax expense (benefit)	147	305	34	(88)	398	—	86	86	484
Income tax expense (benefit)(2)	35	71	8	(21)	93	—	21	21	114
Net income (loss)	$112	$234	$26	$(67)	$305	$—	$65	$65	$370

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$68	$—	$68
Total other income (loss)	23	—	23
Goodwill and acquired intangible asset impairment and amortization	—	5	5
Total Core Earnings adjustments to GAAP	$91	$(5)	86
Income tax expense (benefit)			21
Net income (loss)			$65

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended March 31, 2020
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$582	$404	$—	$—	$986	$3	$(14)	$(11)	$975
Cash and investments	6	2	—	4	12	—	—	—	12
Total interest income	588	406	—	4	998	3	(14)	(11)	987
Total interest expense	456	210	—	35	701	7	6	13	714
Net interest income (loss)	132	196	—	(31)	297	(4)	(20)	(24)	273
Less: provisions for loan losses	6	89	—	—	95	—	—	—	95
Net interest income (loss) after provisions for loan losses	126	107	—	(31)	202	(4)	(20)	(24)	178
Other income (loss):
Servicing revenue	56	2	—	—	58	—	—	—	58
Asset recovery and business processing revenue	53	—	57	—	110	—	—	—	110
Other income (loss)	4	—	—	3	7	4	(227)	(223)	(216)
Total other income (loss)	113	2	57	3	175	4	(227)	(223)	(48)
Expenses:
Direct operating expenses	83	39	54	—	176	—	—	—	176
Unallocated shared services expenses	—	—	—	75	75	—	—	—	75
Operating expenses	83	39	54	75	251	—	—	—	251
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	5	5	5
Restructuring/other reorganization expenses	—	—	—	5	5	—	—	—	5
Total expenses	83	39	54	80	256	—	5	5	261
Income (loss) before income tax expense (benefit)	156	70	3	(108)	121	—	(252)	(252)	(131)
Income tax expense (benefit)(2)	37	16	1	(26)	28	—	(53)	(53)	(25)
Net income (loss)	$119	$54	$2	$(82)	$93	$—	$(199)	$(199)	$(106)

(1)	Core Earnings adjustments to GAAP:
	Three Months Ended March 31, 2020
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(24)	$—	$(24)
Total other income (loss)	(223)	—	(223)
Goodwill and acquired intangible asset impairment and amortization	—	5	5
Total Core Earnings adjustments to GAAP	$(247)	$(5)	(252)
Income tax expense (benefit)			(53)
Net income (loss)			$(199)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Core Earnings net income	$305	$93
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	91	(247)
Net impact of goodwill and acquired intangible assets	(5)	(5)
Net income tax effect	(21)	53
Total Core Earnings adjustments to GAAP	65	(199)
GAAP net income	$370	$(106)

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Core Earnings derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$36	$(223)
Plus: Gains (losses) on fair value hedging activity included in interest expense	45	(9)
Total gains(losses)	81	(232)
Plus: Reclassification of settlement expense (income) on derivative and hedging activities, net(1)	11	(4)
Mark-to-market gains (losses) on derivative and hedging activities, net(2)	92	(236)
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	(9)	(14)
Other derivative accounting adjustments(3)	8	3
Total net impact of derivative accounting	$91	$(247)

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

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(23)	$(3)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	(1)	7
Net realized gains (losses) on terminated derivative contracts reclassified to other income	13	—
Total reclassifications of settlements on derivative and hedging activities	$(11)	$4

(2)	“Mark-to-market gains (losses) on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Floor Income Contracts	$37	$(180)
Basis swaps	4	33
Foreign currency hedges	30	10
Other	21	(99)
Total mark-to-market gains (losses) on derivative and hedging activities, net	$92	$(236)

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of March 31, 2021, derivative accounting has decreased GAAP equity by approximately $499 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Beginning impact of derivative accounting on GAAP equity	$(616)	$(235)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	117	(394)
Ending impact of derivative accounting on GAAP equity	$(499)	$(629)

(1)	Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Total pre-tax net impact of derivative accounting recognized in net income(2)	$91	$(247)
Tax and other impacts of derivative accounting adjustments	(22)	62
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	48	(209)
Net impact of net mark-to-market gains (losses) under derivative accounting	$117	$(394)

(2)  See “Core Earnings derivative adjustments” table above.

Hedging Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into Core Earnings as of the respective period-ends are presented in the table below. These net premiums will be recognized in Core Earnings in future periods. As of March 31, 2021, the remaining term of the Floor Income Contracts was approximately 2 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on these hedges are recorded in accumulated other comprehensive income. Hedged Floor Income from these cash flow hedges that has not been recognized into Core Earnings and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in Core Earnings and GAAP in future periods and is presented net of tax. As of March 31, 2021, the remaining term of these pay-fixed interest rate swaps was approximately 6 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized

(Dollars in millions)	March 31, 2021	March 31, 2020
Unamortized net Floor premiums, net of tax	$31	$66
Unrecognized hedged Floor Income related to pay-fixed interest rate swaps, net of tax	333	437
Total hedged Floor Income, net of tax(1)(2)	$364	$503

(1)	$476 million and $658 million on a pre-tax basis as of March 31, 2021 and March 31, 2020, respectively.
(2)

Of the $364 million as of March 31, 2021, approximately $129 million, $115 million and $85 million will be recognized as part of Core Earnings net income in the remainder of 2021, 2022 and 2023, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Core Earnings goodwill and acquired intangible asset adjustments	$(5)	$(5)

Adjusted Core Earnings

Adjusted Core Earnings net income and adjusted Core Earnings operating expenses exclude restructuring and regulatory-related expenses. Management excludes these expenses as it is one of the measures we review internally when making management decisions regarding our performance and how we allocate resources, as this presentation is a useful basis for management and investors to further analyze Core Earnings. We also refer to this information in our presentations with credit rating agencies, lenders and investors.

The following table summarizes these expenses which are excluded:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Restructuring/other reorganization expenses	$6	$5
Regulatory-related expenses	8	7
Total	$14	$12

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

(Dollars in millions)	March 31, 2021	March 31, 2020
Navient Corporation's stockholders' equity	$2,723	$2,035
Less: Goodwill and acquired intangible assets	731	752
Tangible Equity	1,992	1,283
Less: Equity held for FFELP Loans	284	312
Adjusted Tangible Equity	$1,708	$971
Divided by:
Total assets	$84,957	$93,245
Less:
Goodwill and acquired intangible assets	731	752
FFELP Loans	56,873	62,492
Adjusted tangible assets	$27,353	$30,001
Adjusted Tangible Equity Ratio(1)	6.2%	3.2%

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

(Dollars in millions)	March 31, 2021	March 31, 2020
Adjusted Tangible Equity (from above table)	$1,708	$971
Plus: ending impact of derivative accounting on GAAP equity	499	629
Pro forma Adjusted Tangible Equity	$2,207	$1,600

Divided by: adjusted tangible assets (from above table)	$27,353	$30,001
Pro forma Adjusted Tangible Equity Ratio	8.1%	5.3%

3.   Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses.  EBITDA for the Business Processing segment is calculated as:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Core Earnings pre-tax income	$34	$3
Plus:
Depreciation and amortization expense(1)	2	1
EBITDA	$36	$4
Divided by:
Total revenue	$125	$57
EBITDA margin	29%	7%

(1)	There is no interest expense in this segment.

Legal Proceedings

For a discussion of legal matters as of March 31, 2021, please refer to “Note 9 – Commitments and Contingencies” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”) should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. These are not the only risks to which we are exposed. The following information amends and restates in its entirety the previously disclosed risk factor in our Form 10-K relating to the transition away from the LIBOR reference rate. Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our Form 10-K.

The transition away from the LIBOR reference rate to an alternative reference rate may create uncertainty in the capital markets and may negatively impact the value of existing LIBOR based financial instruments.

The London Interbank Offered Rate, or LIBOR, has historically served as a global benchmark for determining interest rates on commercial and consumer loans, bonds, derivatives and numerous other financial instruments. LIBOR is the reference rate for most of our student loans, bonds, asset-backed securities (ABS), other financing facilities, and derivatives (financial instruments). On July 27, 2017, the Chief Executive Officer of the United Kingdom Financial Conduct Authority (FCA) announced that by the end of 2021, LIBOR would no longer be sustained through the FCA’s efforts to compel banks’ participation in setting the benchmark. The FCA’s original intention was that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. On March 5, 2021, the ICE Benchmark Administration Limited (the “IBA”), which took over administration of LIBOR on February 1, 2014, published the results of a consultation confirming its intention to cease the publication of (i) EUR, CHF, JPY and GBP LIBOR for all tenors and one-week and two-month U.S. Dollar LIBOR immediately following the publication of such rates on December 31, 2021, and (ii) the remaining U.S. Dollar LIBOR rates, including one-month and three-month LIBOR, immediately following the publication of such rates on June 30, 2023. Also on March 5, 2021, FCA announced that it does not intend to sustain LIBOR by requiring panel banks to continue providing quotations of LIBOR beyond the dates for which they have notified their departure from IBA’s LIBOR quotation scheme, or to require IBA to publish LIBOR beyond such dates. As a result, immediately after December 31, 2021 and June 30, 2023, respectively, LIBOR will no longer be representative of the underlying market and economic reality that the rates are intended to measure. As of December 31, 2021, we had approximately $200 billion notional of financial instruments indexed to LIBOR. Most of these financial instruments do not include provisions clearly specifying a method for transitioning from LIBOR to an alternative benchmark rate, and it is not yet known how courts or regulators will view the transition away from LIBOR to an alternative benchmark rate. As a result, it is difficult to predict the impact that a cessation of LIBOR would have on the value and performance of our existing financial instruments. These uncertainties regarding the possible cessation of LIBOR or their resolution could have a material adverse impact on our funding costs, net interest margin, loan and other asset values, asset-liability management strategies, and other aspects of our business and financial results.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at March 31, 2021 and 2020, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months. There is the possibility that the Federal Reserve may use negative interest rates if economic conditions warrant which could potentially affect the success of our asset and liability management activities and negatively affect our financial condition and results of operations.

	As of March 31, 2021 Impact on Annual Earnings If:		As of March 31, 2020 Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities(1)	$(34)	$13	$(63)	$41
Mark-to-market gains (losses) on derivative and hedging activities	115	(153)	145	(243)
Increase (decrease) in income before taxes	$81	$(140)	$82	$(202)
Increase (decrease) in net income after taxes	$62	$(108)	$63	$(156)
Increase (decrease) in diluted earnings per common share	$.35	$(.60)	$.33	$(.80)

(1)	If decreasing interest rates by 100 basis points results in a negative interest rate, we assume the interest rate is 0% for this disclosure (as opposed to being a negative interest rate).

	At March 31, 2021
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$79,405	$(393)	—	$604	1%
Other earning assets	4,405	—	—	—	—
Other assets	3,937	(193)	(5)	273	7
Total assets gain/(loss)	$87,747	$(586)	(1)%	$877	1%
Liabilities
Interest-bearing liabilities	$81,300	$(368)	—%	$399	—%
Other liabilities	862	(185)	(21)	290	34
Total liabilities (gain)/loss	$82,162	$(553)	(1)%	$689	1%

	At December 31, 2020
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$81,579	$(419)	(1)%	$669	1%
Other earning assets	3,822	—	—	—	—
Other assets	4,227	(248)	(6)	300	7
Total assets gain/(loss)	$89,628	$(667)	(1)%	$969	1%
Liabilities
Interest-bearing liabilities	$83,345	$(373)	—%	$406	—%
Other liabilities	1,020	(274)	(27)	358	35
Total liabilities (gain)/loss	$84,365	$(647)	(1)%	$764	1%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate education loan portfolio with floating rate debt and our fixed rate education loan portfolio with fixed rate debt although we can have a mismatch at times. In addition, we can have a mismatch in the index (including the frequency of reset) of floating rate debt versus floating rate assets. In addition, due to the ability of some FFELP Loans to earn Floor Income, we can have a fixed versus floating mismatch in funding if the education loan earns at the fixed borrower rate and the funding remains floating. During 2021 and 2020, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of derivative contracts. The result of these hedging transactions was to fix the relative spread between the education loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged FFELP Loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our variable rate assets being funded with fixed rate liabilities. Item (i) will generally cause income to decrease when interest rates increase and income to increase when interest rates decrease. Item (ii) has the opposite effect. The increase and decrease in income in both periods when interest rates increase and decrease 100 basis points is due primarily to item (i) above. The relative changes in the impacts between 2021 and 2020 related to a decrease in interest rates are primarily a result of interest rates being significantly lower in 2021 compared to 2020.

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in 2021 and 2020 is primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. In 2021 and 2020 the mark to market gains (losses) are primarily related to derivatives that don’t qualify for hedge accounting that are used to economically hedge Floor Income as well as the origination of fixed rate Private Education Refinance loans. As a result of not qualifying for hedge accounting there is not an offsetting mark to market of the hedged item in this analysis. The mark to market gains (losses) where interest rates increase and decrease

100 basis points are lower in 2021 than 2020 primarily as a result of a decline in the notional amount of derivatives outstanding in connection with the decrease in the education loan portfolio over that time period.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2021. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.8	$—	$2.8
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	1.8	—	1.8
Prime	monthly	6.1	—	6.1
3-month LIBOR	quarterly	.3	25.7	(25.4)
3-month LIBOR(2)	monthly	—	.6	(.6)
3-month LIBOR(2)	daily	—	.2	(.2)
1-month LIBOR	monthly	4.0	33.4	(29.4)
1-month LIBOR	daily	53.8	—	53.8
Non-Discrete reset(2)(3)	monthly	—	4.4	(4.4)
Non-Discrete reset(4)	daily/weekly	4.4	.2	4.2
Fixed Rate(5)		11.4	20.5	(9.1)
Total		$85.0	$85.0	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding includes loan repurchase facilities.
(3)	Funding consists of auction rate ABS and ABCP facilities.
(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

Core Earnings Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.8	$—	$2.8
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	1.8	—	1.8
Prime	monthly	6.1	—	6.1
3-month LIBOR	quarterly	.3	6.7	(6.4)
3-month LIBOR(2)	monthly	—	.6	(.6)
3-month LIBOR(2)	daily	—	.2	(.2)
1-month LIBOR	monthly	4.0	51.8	(47.8)
1-month LIBOR	daily	53.8	—	53.8
Non-Discrete reset(2)(3)	monthly	—	4.4	(4.4)
Non-Discrete reset(4)	daily/weekly	4.4	.2	4.2
Fixed Rate(5)		11.1	20.8	(9.7)
Total		$84.7	$84.7	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding includes loan repurchase facilities.
(3)	Funding consists of auction rate ABS and ABCP facilities.
(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchases of shares of our common stock in the three months ended March 31, 2021.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 — January 31, 2021	3.6	$11.25	3.0	$567
February 1 — February 28, 2021	4.0	12.16	2.5	$536
March 1 — March 31, 2021	2.8	13.31	2.7	$500
Total first-quarter 2021	10.4	$12.16	8.2

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	Our board of directors approved a $1 billion multi-year share repurchase program in October 2019.

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2021. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Exhibits

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

Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
FFELP Loans (net of allowance for losses of $282 and $288, respectively)	$56,873	$58,284
Private Education Loans (net of allowance for losses of $992 and $1,089, respectively)	19,742	21,079
Investments
Held-to-maturity	64	15
Other	239	270
Total investments	303	285
Cash and cash equivalents	1,497	1,183
Restricted cash and cash equivalents	2,605	2,354
Goodwill and acquired intangible assets, net	731	735
Other assets	3,206	3,492
Total assets	$84,957	$87,412
Liabilities
Short-term borrowings	$5,684	$6,613
Long-term borrowings	75,674	77,332
Other liabilities	862	1,020
Total liabilities	82,220	84,965
Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 457 million and 454 million shares issued, respectively	4	4
Additional paid-in capital	3,255	3,226
Accumulated other comprehensive loss (net of tax benefit of $75 and $90, respectively)	(226)	(274)
Retained earnings	3,670	3,331
Total Navient Corporation stockholders’ equity before treasury stock	6,703	6,287
Less: Common stock held in treasury at cost: 278 million and 267 million shares, respectively	(3,980)	(3,854)
Total Navient Corporation stockholders’ equity	2,723	2,433
Noncontrolling interest	14	14
Total equity	2,737	2,447
Total liabilities and equity	$84,957	$87,412

Supplemental information — assets and liabilities of consolidated variable interest entities:

	March 31, 2021	December 31, 2020
FFELP Loans	$56,605	$58,068
Private Education Loans	16,962	18,658
Restricted cash	2,567	2,322
Other assets, net	1,483	1,420
Short-term borrowings	4,060	5,595
Long-term borrowings	67,746	68,900
Net assets of consolidated variable interest entities	$5,811	$5,973

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Interest income:
FFELP Loans	$373	$571
Private Education Loans	319	404
Cash and investments	—	12
Total interest income	692	987
Total interest expense	329	714
Net interest income	363	273
Less: provisions for loan losses	(87)	95
Net interest income after provisions for loan losses	450	178
Other income (loss):
Servicing revenue	53	58
Asset recovery and business processing revenue	139	110
Other income (loss)	—	7
Gains on sales of loans	76	—
Gains (losses) on derivative and hedging activities, net	36	(223)
Total other income (loss)	304	(48)
Expenses:
Salaries and benefits	149	124
Other operating expenses	110	127
Total operating expenses	259	251
Goodwill and acquired intangible asset impairment and amortization expense	5	5
Restructuring/other reorganization expenses	6	5
Total expenses	270	261
Income (loss) before income tax expense (benefit)	484	(131)
Income tax expense (benefit)	114	(25)
Net income (loss)	$370	$(106)
Basic earnings (loss) per common share	$2.02	$(.53)
Average common shares outstanding	183	200
Diluted earnings (loss) per common share	$2.00	$(.53)
Average common and common equivalent shares outstanding	185	200
Dividends per common share	$.16	$.16

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$370	$(106)
Net changes in cash flow hedges, net of taxes(1)	48	(209)
Total comprehensive income (loss)	$418	$(315)

(1)	See “Note 4 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2019	451,094,879	(235,658,196)	215,436,683	$4	$3,198	$(91)	$3,664	$(3,439)	$3,336	$13	$3,349
Cumulative adjustment for the adoption of ASU No. 2016-13							(620)		(620)		(620)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	(106)	—	(106)	—	(106)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(209)	—	—	(209)	—	(209)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(315)	—	(315)
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(31)	—	(31)	—	(31)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	2,271,554	—	2,271,554	—	5	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	9	—	—	—	9	—	9
Common stock repurchased	—	(22,975,880)	(22,975,880)	—	—	—	—	(335)	(335)	—	(335)
Shares repurchased related to employee stock-based compensation plans	—	(900,277)	(900,277)	—	—	—	—	(12)	(12)	—	(12)
Balance at March 31, 2020	453,366,433	(259,534,353)	193,832,080	$4	$3,212	$(300)	$2,905	$(3,786)	$2,035	$13	$2,048

Balance at December 31, 2020	453,778,975	(267,476,521)	186,302,454	$4	$3,226	$(274)	$3,331	$(3,854)	$2,433	$14	$2,447
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	—	370	—	370	—	370
Other comprehensive income (loss), net of tax	—	—	—	—	—	48	—	—	48	—	48
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	418	—	418
Cash dividends:	—
Common stock ($.16 per share)	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	3,624,586	—	3,624,586	—	19	—	—	—	19	—	19
Stock-based compensation expense	—	—	—	—	10	—	—	—	10	—	10
Common stock repurchased	—	(8,178,100)	(8,178,100)	—	—	—	—	(100)	(100)	—	(100)
Shares repurchased related to employee stock-based compensation plans	—	(2,235,658)	(2,235,658)	—	—	—	—	(26)	(26)	—	(26)
Balance at March 31, 2021	457,403,561	(277,890,279)	179,513,282	$4	$3,255	$(226)	$3,670	$(3,980)	$2,723	$14	$2,737

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income (loss)	$370	$(106)
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) on sales of education loans	(76)	—
Goodwill and acquired intangible asset impairment and amortization expense	5	5
Stock-based compensation expense	10	9
Mark-to-market (gains)/losses on derivative and hedging activities, net	(198)	441
Provisions for loan losses	(87)	95
Decrease in accrued interest receivable	80	79
Decrease in accrued interest payable	(45)	(70)
Decrease in other assets	111	51
Increase (decrease) in other liabilities	9	(51)
Total adjustments	(191)	559
Total net cash provided by operating activities	179	453
Investing activities
Education loans acquired and originated	(1,734)	(1,921)
Proceeds from payments on education loans	3,009	3,020
Proceeds from sales of education loans	1,588	—
Other investing activities, net	22	(114)
Total net cash provided by investing activities	2,885	985
Financing activities
Borrowings collateralized by loans in trust - issued	1,828	1,976
Borrowings collateralized by loans in trust - repaid	(2,846)	(3,065)
Asset-backed commercial paper conduits, net	(1,735)	281
Long-term unsecured notes issued	495	682
Long-term unsecured notes repaid	(78)	(718)
Other financing activities, net	(34)	(241)
Common stock repurchased	(100)	(335)
Common dividends paid	(29)	(31)
Total net cash used in financing activities	(2,499)	(1,451)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	565	(13)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	3,537	3,781
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$4,102	$3,768
Cash disbursements made (refunds received) for:
Interest	$362	$712
Income taxes paid	$1	$2
Income taxes received	$—	$—
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$1,497	$1,084
Restricted cash and restricted cash equivalents	2,605	2,684
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$4,102	$3,768
Supplemental cash flow information:
Noncash activity:
Investing activity - Held-to-maturity asset backed securities retained related to sales of education loans	$53	$—
Operating activity - Servicing assets recognized upon sales of education loans	$20	$—

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (VIEs) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2020 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2020 Form 10-K.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses

Allowance for Loan Losses Metrics

	Three Months Ended March 31, 2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$288	$1,089	$1,377
Provision:
Reversal of allowance related to loan sales(1)	—	(102)	(102)
Remaining provision	—	15	15
Total provision	—	(87)	(87)
Charge-offs(2)	(6)	(35)	(41)
Decrease in expected future recoveries on charged-off loans(3)	—	25	25
Allowance at end of period	282	992	1,274
Plus: expected future recoveries on charged-off loans(3)	—	454	454
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$282	$1,446	$1,728
Charge-offs as a percentage of average loans in repayment (annualized)	.06%	.68%
Allowance coverage of charge-offs (annualized)(4)	10.7	10.2
Allowance as a percentage of the ending total loan balance(4)	.5%	7.0%
Allowance as a percentage of ending loans in repayment(4)	.6%	7.4%
Ending total loans	$57,155	$20,734
Average loans in repayment	$47,044	$20,883
Ending loans in repayment	$45,922	$19,480

(1)	In connection with the sale of approximately $1.6 billion of Private Education Loans.
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

Three Months Ended March 31,
(Dollars in millions)	2021
Beginning of period expected recoveries	$479
Expected future recoveries of current period defaults	5
Recoveries	(25)
Charge-offs	(5)
End of period expected recoveries	$454
Change in balance during period	$(25)

(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Three Months Ended March 31, 2020
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans
Allowance as of December 31, 2019	$64	$1,048	$1,112
Transition adjustment made under CECL on January 1, 2020(1)	260	(3)	257
Allowance as of January 1, 2020 after transition adjustment to CECL	324	1,045	1,369
Total provision	6	89	95
Charge-offs(2)	(19)	(68)	(87)
Decrease in expected future recoveries on charged-off loans(3)	—	17	17
Allowance at end of period	311	1,083	1,394
Plus: expected future recoveries on charged-off loans(3)	—	571	571
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$311	$1,654	$1,965
Charge-offs as a percentage of average loans in repayment (annualized)	.15%	1.27%
Allowance coverage of charge-offs (annualized)(4)	4.1	6.0
Allowance as a percentage of the ending total loan balance(4)	.5%	7.1%
Allowance as a percentage of ending loans in repayment(4)	.6%	7.8%
Ending total loans	$62,803	$23,421
Average loans in repayment	$52,460	$21,601
Ending loans in repayment	$50,514	$21,235

(1)	For a further discussion of our adoption of CECL, see “Note 2 – Significant Accounting Policies” in our 2020 Annual Report on Form 10-K.
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

Three Months Ended March 31,
(Dollars in millions)	2020
Beginning of period expected recoveries	$588
Expected future recoveries of current period defaults	13
Recoveries	(28)
Charge-offs	(2)
End of period expected recoveries	$571
Change in balance during period	$(17)
(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for customers experiencing financial difficulty. Certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 73% and 72% of the loans granted forbearance have qualified as a TDR loan at March 31, 2021 and December 31, 2020, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction program as of March 31, 2021 and December 31, 2020 was $831 million and $948 million, respectively.

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Modified loans	$40	$95
Charge-offs	$26	$58
Payment default	$5	$21

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)

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

	FFELP Loan Delinquencies
	March 31, 2021		December 31, 2020		March 31, 2020
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,781		$2,791		$3,291
Loans in forbearance(2)	8,452		7,725		8,998
Loans in repayment and percentage of each status:
Loans current	42,127	91.7%	43,623	90.8%	45,216	89.5%
Loans delinquent 31-60 days(3)	1,377	3.0	1,374	2.9	1,631	3.2
Loans delinquent 61-90 days(3)	813	1.8	836	1.7	969	1.9
Loans delinquent greater than 90 days(3)	1,605	3.5	2,223	4.6	2,698	5.4
Total FFELP Loans in repayment	45,922	100%	48,056	100%	50,514	100%
Total FFELP Loans	57,155		58,572		62,803
FFELP Loan allowance for losses	(282)		(288)		(311)
FFELP Loans, net	$56,873		$58,284		$62,492
Percentage of FFELP Loans in repayment		80.3%		82.0%		80.4%
Delinquencies as a percentage of FFELP Loans in repayment		8.3%		9.2%		10.5%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.5%		13.8%		15.1%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

   Loan type:

(Dollars in millions)	March 31, 2021	March 31, 2020	Change
Stafford Loans	$17,327	$18,829	$(1,502)
Consolidation Loans	34,961	38,796	(3,835)
Rehab Loans	4,867	5,178	(311)
Total	$57,155	$62,803	$(5,648)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	March 31, 2021
(Dollars in millions)	March 31, 2021	2020	2019	2018	2017	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$1,485	$2,835	$2,553	$929	$291	$10,736	$18,829	91%
Below 640	10	12	35	24	9	1,815	1,905	9
Total	$1,495	$2,847	$2,588	$953	$300	$12,551	$20,734	100%
Loan Status:
In-school/grace/ deferment/forbearance	$6	$29	$45	$23	$8	$1,143	$1,254	6%
Current/90 days or less delinquent	1,489	2,817	2,541	929	291	11,232	19,299	93
Greater than 90 days delinquent	—	1	2	1	1	176	181	1
Total	$1,495	$2,847	$2,588	$953	$300	$12,551	$20,734	100%
Seasoning(1):
1-12 payments	$1,491	$2,517	$131	$6	$1	$159	$4,305	21%
13-24 payments	—	314	2,330	54	5	198	2,901	14
25-36 payments	—	—	105	823	28	327	1,283	6
37-48 payments	—	—	—	58	251	512	821	4
More than 48 payments	—	—	—	—	12	10,955	10,967	53
Loans in-school/ grace/deferment	4	16	22	12	3	400	457	2
Total	$1,495	$2,847	$2,588	$953	$300	$12,551	$20,734	100%
TDR Status:
TDR	$—	$2	$18	$25	$31	$7,742	$7,818	38%
Non-TDR	1,495	2,845	2,570	928	269	4,809	12,916	62
Total	$1,495	$2,847	$2,588	$953	$300	$12,551	$20,734	100%
Cosigners:
With cosigner(2)	$3	$32	$13	$1	$43	$8,249	$8,341	40%
Without cosigner	1,492	2,815	2,575	952	257	4,302	12,393	60
Total	$1,495	$2,847	$2,588	$953	$300	$12,551	$20,734	100%
School Type:
Not-for-profit	$1,408	$2,718	$2,416	$879	$287	$10,417	$18,125	87%
For-profit	87	129	172	74	13	2,134	2,609	13
Total	$1,495	$2,847	$2,588	$953	$300	$12,551	$20,734	100%
Allowance for loan losses							(992)
Total loans, net							$19,742

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at March 31, 2021.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators by Origination Year
	March 31, 2020
(Dollars in millions)	March 31, 2020	2019	2018	2017	2016	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$1,852	$4,108	$1,506	$497	$102	$12,574	$20,639	88%
Below 640	13	33	25	11	3	2,697	$2,782	12
Total	$1,865	$4,141	$1,531	$508	$105	$15,271	$23,421	100%
Loan Status:
In-school/grace/ deferment/forbearance	$45	$209	$86	$32	$6	$1,808	$2,186	9%
Current/90 days or less delinquent	1,820	3,930	1,443	475	99	13,121	20,888	89
Greater than 90 days delinquent	—	2	2	1	—	342	347	2
Total	$1,865	$4,141	$1,531	$508	$105	$15,271	$23,421	100%
Seasoning(1):
1-12 payments	$1,862	$3,935	$23	$2	$—	$224	$6,046	26%
13-24 payments	—	189	1,380	20	2	299	1,890	8
25-36 payments	—	—	116	458	9	509	1,092	5
37-48 payments	—	—	—	24	92	747	863	4
More than 48 payments	—	—	—	—	—	12,927	12,927	55
Loans in-school/ grace/deferment	3	17	12	4	2	565	603	2
Total	$1,865	$4,141	$1,531	$508	$105	$15,271	$23,421	100%
TDR Status:
TDR	$—	$2	$21	$30	$12	$8,826	$8,891	38%
Non-TDR	1,865	4,139	1,510	478	93	6,445	14,530	62
Total	$1,865	$4,141	$1,531	$508	$105	$15,271	$23,421	100%
Cosigners:
With cosigner(2)	$2	$15	$1	$61	$27	$10,015	$10,121	43%
Without cosigner	1,863	4,126	1,530	447	78	5,256	13,300	57
Total	$1,865	$4,141	$1,531	$508	$105	$15,271	$23,421	100%
School Type:
Not-for-profit	$1,764	$3,873	$1,419	$486	$104	$12,618	$20,264	87%
For-profit	101	268	112	22	1	2,653	3,157	13
Total	$1,865	$4,141	$1,531	$508	$105	$15,271	$23,421	100%
Allowance for loan losses							(1,083)
Total loans, net							$22,338

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at March 31, 2020.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	TDRs
	March 31, 2021		December 31, 2020		March 31, 2020
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$255		$280		$345
Loans in forbearance(2)	668		703		1,057
Loans in repayment and percentage of each status:
Loans current	6,477	94.0%	6,952	93.4%	6,808	90.9%
Loans delinquent 31-60 days(3)	160	2.3	185	2.5	227	3.0
Loans delinquent 61-90 days(3)	92	1.3	114	1.5	139	1.9
Loans delinquent greater than 90 days(3)	166	2.4	197	2.6	315	4.2
Total TDR loans in repayment	6,895	100%	7,448	100%	7,489	100%
Total TDR loans	7,818		8,431		8,891
TDR loans allowance for losses	(857)		(929)		(951)
TDR loans, net	$6,961		$7,502		$7,940
Percentage of TDR loans in repayment		88.2%		88.3%		84.2%
Delinquencies as a percentage of TDR loans in repayment		6.0%		6.6%		9.1%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		8.8%		8.6%		12.4%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)
	Private Education Loan Delinquencies
	Non-TDRs
	March 31, 2021		December 31, 2020		March 31, 2020
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$202		$203		$258
Loans in forbearance(2)	129		141		526
Loans in repayment and percentage of each status:
Loans current	12,543	99.7%	13,335	99.6%	13,658	99.4%
Loans delinquent 31-60 days(3)	19	.1	26	.2	38	.3
Loans delinquent 61-90 days(3)	8	.1	12	.1	18	.1
Loans delinquent greater than 90 days(3)	15	.1	20	.1	32	.2
Total non-TDR loans in repayment	12,585	100%	13,393	100%	13,746	100%
Total non-TDR loans	12,916		13,737		14,530
Non-TDR loans allowance for losses	(135)		(160)		(132)
Non-TDR loans, net	$12,781		$13,577		$14,398
Percentage of non-TDR loans in repayment		97.4%		97.5%		94.6%
Delinquencies as a percentage of non-TDR loans in repayment		.3%		.4%		.6%
Loans in forbearance as a percentage of non- TDR loans in repayment and forbearance		1.0%		1.0%		3.7%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

3.   Borrowings

The following table summarizes our borrowings.

	March 31, 2021			December 31, 2020
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,375	$7,436	$8,811	$677	$7,714	$8,391
Total unsecured borrowings	1,375	7,436	8,811	677	7,714	8,391
Secured borrowings:
FFELP Loan securitizations(2)	—	54,469	54,469	—	54,697	54,697
Private Education Loan securitizations(3)	848	13,235	14,083	960	13,891	14,851
FFELP Loan ABCP facilities	1,323	169	1,492	2,053	479	2,532
Private Education Loan ABCP facilities	1,889	—	1,889	2,582	—	2,582
Other(4)	232	—	232	337	—	337
Total secured borrowings	4,292	67,873	72,165	5,932	69,067	74,999
Total before hedge accounting adjustments	5,667	75,309	80,976	6,609	76,781	83,390
Hedge accounting adjustments	17	365	382	4	551	555
Total	$5,684	$75,674	$81,358	$6,613	$77,332	$83,945

(1)

Includes principal amount of $1.4 billion and $678 million of short-term debt as of March 31, 2021 and December 31, 2020, respectively. Includes principal amount of $7.5 billion and $7.8 billion of long-term debt as of March 31, 2021 and December 31, 2020, respectively.

(2)

Includes $156 million and $157 million of long-term debt related to the FFELP Loan asset-backed securitization repurchase facilities (“FFELP Loan Repurchase Facilities”) as of March 31, 2021 and December 31, 2020, respectively.

(3)

Includes $848 million and $960 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Private Education Loan Repurchase Facilities”) as of March 31, 2021 and December 31, 2020, respectively. Includes $0 and $260 million of long-term debt related to the Private Education Loan Repurchase Facilities as of March 31, 2021 and December 31, 2020, respectively.

(4)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

3.   Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of March 31, 2021 and December 31, 2020, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	March 31, 2021
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$54,469	$54,469	$55,130	$1,762	$1,462	$58,354
Private Education Loan securitizations	848	13,235	14,083	14,890	680	184	15,754
FFELP Loan ABCP facilities	1,323	169	1,492	1,475	30	46	1,551
Private Education Loan ABCP facilities	1,889	—	1,889	2,072	95	26	2,193
Total before hedge accounting adjustments	4,060	67,873	71,933	73,567	2,567	1,718	77,852
Hedge accounting adjustments	—	(127)	(127)	—	—	(235)	(235)
Total	$4,060	$67,746	$71,806	$73,567	$2,567	$1,483	$77,617

	December 31, 2020
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$54,697	$54,697	$55,535	$1,606	$1,438	$58,579
Private Education Loan securitizations	960	13,891	14,851	15,823	606	187	16,616
FFELP Loan ABCP facilities	2,053	479	2,532	2,533	36	76	2,645
Private Education Loan ABCP facilities	2,582	—	2,582	2,835	74	27	2,936
Total before hedge accounting adjustments	5,595	69,067	74,662	76,726	2,322	1,728	80,776
Hedge accounting adjustments	—	(167)	(167)	—	—	(308)	(308)
Total	$5,595	$68,900	$74,495	$76,726	$2,322	$1,420	$80,468

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

4.   Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(4)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$240	$323	$4	$6	$244	$329
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	11	28	—	—	11	28
Total derivative assets(2)		—	—	251	351	4	6	255	357
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	—	(11)	(14)	(11)	(14)
Floor Income Contracts	Interest rate	—	—	—	—	(160)	(197)	(160)	(197)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(236)	(322)	—	—	(236)	(322)
Other(3)	Interest rate	—	—	—	—	—	—	—	—
Total derivative liabilities(2)		—	—	(236)	(322)	(171)	(211)	(407)	(533)
Net total derivatives		$—	$—	$15	$29	$(167)	$(205)	$(152)	$(176)

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

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Gross position	$255	$357	$(407)	$(533)
Impact of master netting agreements	(41)	(50)	41	50
Derivative values with impact of master netting agreements (as carried on balance sheet)	214	307	(366)	(483)
Cash collateral (held) pledged	(231)	(336)	199	234
Net position	$(17)	$(29)	$(167)	$(249)

(3)	“Other” includes derivatives related to our Total Return Swap Facility.
(4)	The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of March 31, 2021		As of December 31, 2020
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$1,392	$17	$631	$4
Long-term borrowings	$9,662	$356	$11,017	$541

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

4.   Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at March 31, 2021 and December 31, 2020 by $7 million and $8 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at March 31, 2021 and December 31, 2020 by $4 million and $5 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020	Mar 31, 2021	Dec 31, 2020
Notional Values:
Interest rate swaps	$16.4	$16.7	$8.0	$7.5	$30.3	$26.8	$54.7	$51.0
Floor Income Contracts	—	—	—	—	12.5	17.0	12.5	17.0
Cross-currency interest rate swaps	—	—	2.7	3.7	—	—	2.7	3.7
Total derivatives	$16.4	$16.7	$10.7	$11.2	$42.8	$43.8	$69.9	$71.7

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$(197)	$410
Gains (losses) recognized in net income on hedged items	212	(429)
Net fair value hedge ineffectiveness gains (losses)	15	(19)
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	70	(91)
Gains (losses) recognized in net income on hedged items	(40)	101
Net fair value hedge ineffectiveness gains (losses)	30	10
Total fair value hedges(1)(2)	45	(9)
Cash Flow Hedges:
Total cash flow hedges(2)	—	—
Trading:
Interest rate swaps	22	(41)
Floor income contracts	14	(182)
Cross currency interest rate swaps	—	—
Other	—	—
Total trading derivatives(3)	36	(223)
Mark-to-market gains (losses) recognized	$81	$(232)

(1)	Recorded in interest expense in the consolidated statements of income.
(2)	The accrued interest income (expense) on fair value hedges and cash flow hedges is recorded in interest expense and is excluded from this table.
(3)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

4.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Total gains (losses) on cash flow hedges	$27	$(209)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	21	—
Net changes in cash flow hedges, net of tax	$48	$(209)

(1)	Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties:

(Dollars in millions)	March 31, 2021	December 31, 2020
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$231	$336
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	55	78
Total collateral held	$286	$414
Derivative asset at fair value including accrued interest	$226	$351
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$199	$234
Total collateral pledged	$199	$234
Derivative liability at fair value including accrued interest and premium receivable	$381	$504

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $132 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings. At March 31, 2021 and December 31, 2020, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $16 million and $13 million, respectively. The trusts are not required to post collateral to the counterparties. At March 31, 2021 and December 31, 2020, the net positive exposure on swaps in securitization trusts was $11 million and $28 million, respectively.

The table below highlights credit exposure related to our derivative counterparties at March 31, 2021.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$16	$11
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%	—%

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

5.   Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	March 31, 2021	December 31, 2020
Accrued interest receivable	$1,843	$1,933
Benefit and insurance-related investments	467	469
Income tax asset, net	325	454
Derivatives at fair value	214	307
Accounts receivable	147	118
Fixed assets, net	113	116
Other	97	95
Total	$3,206	$3,492

6.   Stockholders’ Equity

The following table summarizes common share repurchases, issuances and dividends paid.

	Three Months Ended March 31,
(Dollars and shares in millions, except per share amounts)	2021	2020
Common stock repurchased(1)	8.2	23.0
Common stock repurchased (in dollars)(1)	$100	$335
Average purchase price per share(1)	$12.23	$14.61
Remaining common stock repurchase authority(1)	$500	$665
Shares repurchased related to employee stock- based compensation plans(2)	2.2	.9
Average purchase price per share(2)	$11.91	$13.69
Common shares issued(3)	3.6	2.3
Dividends paid	$29	$31
Dividends per share	$.16	$.16

(1)	Common shares purchased under our share repurchase program. Our board of directors authorized a $1 billion multi-year share repurchase program in October 2019.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on March 31, 2021 was $14.31.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

7.   Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
Numerator:
Net income (loss)	$370	$(106)
Denominator:
Weighted average shares used to compute basic EPS	183	200
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	2	—
Dilutive potential common shares(2)	2	—
Weighted average shares used to compute diluted EPS	185	200
Basic earnings (loss) per common share	$2.02	$(.53)
Diluted earnings (loss) per common share	$2.00	$(.53)

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended March 31, 2021 and 2020, securities covering approximately 2 million and 7 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

8.   Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. See “Note 11 – Fair Value Measurements” in our 2020 Form 10-K for a full discussion.

During the three months ended March 31, 2021, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

8.   Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During first quarter 2021 and 2020, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	March 31, 2021				December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	$—	$240	$4	$244	$—	$323	$6	$329
Cross-currency interest rate swaps	—	—	11	11	—	—	28	28
Total derivative assets(2)	—	240	15	255	—	323	34	357
Total	$—	$240	$15	$255	$—	$323	$34	$357
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$(11)	$(11)	$—	$—	$(14)	$(14)
Floor Income Contracts	—	(160)	—	(160)	—	(197)	—	(197)
Cross-currency interest rate swaps	—	—	(236)	(236)	—	—	(322)	(322)
Other	—	—	—	—	—	—	—	—
Total derivative liabilities(2)	—	(160)	(247)	(407)	—	(197)	(336)	(533)
Total	$—	$(160)	$(247)	$(407)	$—	$(197)	$(336)	$(533)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See "Note 4 – Derivative Financial Instruments" for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
(3)

Borrowings which are the hedged item in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

8.   Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended March 31,
	2021				2020
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(8)	$(294)	$—	$(302)	$(17)	$(575)	$(1)	$(593)
Total gains/(losses):
Included in earnings(1)	1	62	—	63	4	(112)	1	(107)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	7	—	7	1	21	—	22
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(7)	$(225)	$—	$(232)	$(12)	$(666)	$—	$(678)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$1	$(91)	$—	$(90)	$2	$(91)	$1	$(88)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Gains (losses) on derivative and hedging activities, net	$1	$5
Interest expense	62	(112)
Total	$63	$(107)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

8.   Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at March 31, 2021	Valuation Technique	Input	Range and Weighted Average
Derivatives
Prime/LIBOR basis swaps	$(7)	Discounted cash flow	Constant Prepayment Rate	9%
			Bid/ask adjustment to discount rate	.08%
Cross-currency interest rate swaps	(225)	Discounted cash flow	Constant Prepayment Rate	5%
Other	—
Total	$(232)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2021			December 31, 2020
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$58,299	$56,873	$1,426	$59,117	$58,284	$833
Private Education Loans	21,106	19,742	1,364	22,462	21,079	1,383
Cash and investments	4,405	4,405	—	3,822	3,822	—
Total earning assets	83,810	81,020	2,790	85,401	83,185	2,216
Interest-bearing liabilities
Short-term borrowings	5,707	5,684	(23)	6,626	6,613	(13)
Long-term borrowings	75,593	75,674	81	76,719	77,332	613
Total interest-bearing liabilities	81,300	81,358	58	83,345	83,945	600
Derivative financial instruments
Floor Income Contracts	(160)	(160)	—	(197)	(197)	—
Interest rate swaps	233	233	—	315	315	—
Cross-currency interest rate swaps	(225)	(225)	—	(294)	(294)	—
Other	—	—	—	—	—	—
Excess of net asset fair value over carrying value			$2,848			$2,816

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

9.   Commitments and Contingencies

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

9.   Commitments and Contingencies (Continued)

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

Regulatory Matters

In addition, Navient and its subsidiaries are subject to examination or regulation by various federal regulatory, state licensing or other regulatory agencies as part of its ordinary course of business including the SEC, CFPB, FFIEC and ED. Items or matters similar to or different from those described above may arise during the course of those examinations. We also routinely receive inquiries or requests from various regulatory entities or bodies or government agencies concerning our business or our assets. Generally, the Company endeavors to cooperate with each such inquiry or request. The Company subsequently received separate  CIDs or subpoenas from the Attorneys General for the District of Columbia, Kansas, Oregon, Colorado, New Jersey, New York and Indiana that are similar to the CIDs or subpoenas that preceded the lawsuits referenced above. We have and, in the future, may receive additional CIDs or subpoenas and other inquiries from these or other Attorneys General with respect to similar or different matters.

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also, as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. We expect these various indemnification claims to be resolved at a future date as the cases move toward conclusion. Navient has no reserves related to indemnification matters with SLM BankCo as of March 31, 2021.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

9.   Commitments and Contingencies (Continued)

OIG Audit

The Office of the Inspector General (the OIG) of ED commenced an audit regarding Special Allowance Payments (SAP) on September 10, 2007. In September 2013, we received the final audit determination of Federal Student Aid (the Final Audit Determination) on the final audit report issued by the OIG in August 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. In August 2016, we filed our notice of appeal to the Administrative Actions and Appeals Service Group of ED, and a hearing was held in April 2017. In March 2019, the administrative law judge hearing the appeal affirmed the audit’s findings, holding the then-existing Dear Colleague letter relied upon by the Company and other industry participants was inconsistent with the statutory framework creating the SAP rules applicable to loans funded by certain types of debt obligations at issue. We appealed the administrative law judge’s decision to the Secretary of Education given Navient’s adherence to ED-issued guidance and the potential impact on participants in any ED program student loan servicers if such guidance is deemed unreliable and may not be relied upon. In January 2021, the Acting Secretary of Education upheld the decision of the administrative law judge. In March 2021, we filed a complaint for declaratory judgment in federal court seeking to set aside the Acting Secretary’s decision. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company first established a reserve for this matter in 2014 and increased the reserve in 2020 in response to the recent decision by the Acting Secretary. We do not believe, at this time, that an adverse ruling will have a material effect on the Company as a whole.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

10.   Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

The following tables illustrate the disaggregation of revenue from contracts accounted for under ASC 606 with customers according to service type and client type by reportable operating segment.

Revenue by Service Type

	Three Months Ended March 31,
	2021			2020
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$5	$—	$5	$31	$—	$31
Government services	—	63	63	—	33	33
Healthcare services	—	62	62	—	24	24
Total	$5	$125	$130	$31	$57	$88

Revenue by Client Type

	Three Months Ended March 31,
	2021			2020
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$1	$8	$9	$18	$5	$23
Guarantor agencies	4	—	4	13	—	13
Other institutions	—	—	—	—	—	—
State and local government	—	42	42	—	16	16
Tolling authorities	—	13	13	—	12	12
Hospitals and other healthcare providers	—	62	62	—	24	24
Total	$5	$125	$130	$31	$57	$88

As of March 31, 2021 and March 31, 2020, there was $113 million and $67 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

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

Federal Education Loans Segment

In this segment, Navient owns FFELP Loans and performs servicing and asset recovery services on this portfolio. We also service and perform asset recovery services on federal education loans owned by ED and other institutions. Our servicing quality, data-driven strategies, and multichannel education about federal repayment options translates into positive results for the millions of borrowers we serve.

We generate revenue primarily through net interest income on the FFELP Loan portfolio as well as servicing and asset recovery services revenue. This segment is expected to generate significant earnings and cash flow over the remaining life of the portfolio.

The following table includes asset information for our Federal Education Loans segment.

(Dollars in millions)	March 31, 2021	December 31, 2020
FFELP Loans, net	$56,873	$58,284
Cash and investments(1)	1,836	1,685
Other	2,126	2,241
Total assets	$60,835	$62,210

(1)	Includes restricted cash and investments.

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

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	March 31, 2021	December 31, 2020
Private Education Loans, net	$19,742	$21,079
Cash and investments(1)	1,017	828
Other	834	964
Total assets	$21,593	$22,871

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

11.   Segment Reporting (Continued)

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

At March 31, 2021 and December 31, 2020, the Business Processing segment had total assets of $436 million and $425 million, respectively.

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

At March 31, 2021 and December 31, 2020, the Other segment had total assets of $2.1 billion and $1.9 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

11.   Segment Reporting (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

11.   Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2021
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$359	$319	$—	$—	$678	$23	$(9)	$14	$692
Cash and investments	—	—	—	—	—	—	—	—	—
Total interest income	359	319	—	—	678	23	(9)	14	692
Total interest expense	215	150	—	18	383	(1)	(53)	(54)	329
Net interest income (loss)	144	169	—	(18)	295	24	44	68	363
Less: provisions for loan losses	—	(87)	—	—	(87)	—	—	—	(87)
Net interest income (loss) after provisions for loan losses	144	256	—	(18)	382	24	44	68	450
Other income (loss):
Servicing revenue	52	1	—	—	53	—	—	—	53
Asset recovery and business processing revenue	14	—	125	—	139	—	—	—	139
Other income (loss)	—	—	—	—	—	(11)	47	36	36
Gains on sales of loans	—	89	—	—	89	(13)	—	(13)	76
Total other income (loss)	66	90	125	—	281	(24)	47	23	304
Expenses:
Direct operating expenses	63	41	91	—	195	—	—	—	195
Unallocated shared services expenses	—	—	—	64	64	—	—	—	64
Operating expenses	63	41	91	64	259	—	—	—	259
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	5	5	5
Restructuring/other reorganization expenses	—	—	—	6	6	—	—	—	6
Total expenses	63	41	91	70	265	—	5	5	270
Income (loss) before income tax expense (benefit)	147	305	34	(88)	398	—	86	86	484
Income tax expense (benefit)(2)	35	71	8	(21)	93	—	21	21	114
Net income (loss)	$112	$234	$26	$(67)	$305	$—	$65	$65	$370

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$68	$—	$68
Total other income (loss)	23	—	23
Goodwill and acquired intangible asset impairment and amortization	—	5	5
Total Core Earnings adjustments to GAAP	$91	$(5)	86
Income tax expense (benefit)			21
Net income (loss)			$65

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

11.   Segment Reporting (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2021 and for the three months ended

March 31, 2021 and 2020 is unaudited)

11.   Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Core Earnings net income	$305	$93
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	91	(247)
Net impact of goodwill and acquired intangible assets(2)	(5)	(5)
Net tax effect(3)	(21)	53
Total Core Earnings adjustments to GAAP	65	(199)
GAAP net income (loss)	$370	$(106)

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
Joe Fisher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 28, 2021

 APPENDIX A

form 10-Q cross-reference index

Page Number

Part I. Financial Information

Item 1.	Financial Statements	44-77

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38-41

Item 4.	Controls and Procedures	42

Part II. Other Information

Item 1.	Legal Proceedings	37, 68-70

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits	43

Signatures		78