Form 10-Q
period 2021-06-30
NAVIENT CORP
filed 2021-07-28
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of June 30, 2021, there were 167,840,188 shares of common stock outstanding.

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

We own a portfolio of $55.6 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We service and provide asset recovery services on this portfolio and for third parties, deploying data-driven approaches to support the success of our customers.

We service federal education loans for approximately 5.6 million customers on behalf of the U.S. Department of Education (ED). Our flexible and scalable infrastructure manages large volumes of complex transactions with continued customer experience and efficiency improvements.

•	Consumer Lending

We own, service and originate Private Education Loans that enable students to pursue higher education and economic opportunities. Our $19.7 billion private loan portfolio demonstrates high customer success rates. Our loan origination business assists borrowers in refinancing their education loan debt and supports students and families in financing their higher education. In second-quarter 2021, we originated $1.3 billion in Private Education Loans.

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

o

Private loan modification program: In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of June 30, 2021, $802 million of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

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

Strong Financial Performance Resulting in a Strong Capital Return

Our second-quarter 2021 results continue to build upon our previous year’s results demonstrating the strength of our business model and our ability to deliver predictable and meaningful cash flow and earnings in all types of economic environments. Adjusted Core Earnings(1) per share grew 92% and 8% on a year-to-date and quarterly basis, respectively, compared to the year-ago periods.

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

(Dollars and shares in millions)	Q2-21	Q2-20
Shares repurchased	11.8	—
Reduction in shares outstanding	7%	—
Total repurchases in dollars	$200	$—
Dividends paid	$27	$31

At June 30, 2021, $300 million remained in share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio, in addition to other metrics. As anticipated, the implementation of ASU No. 2016-13, “Financial Instruments – Credit Losses” (CECL), on January 1, 2020, reduced our capital ratios, which we have rebuilt during 2020 and 2021. In addition, our GAAP equity was reduced in 2020 as a result of the net mark-to-market losses related to derivative accounting primarily due to the significant decline in interest rates. Our Pro forma Adjusted Tangible Equity Ratio(1) at June 30, 2021, which excludes the cumulative net mark-to-market losses related to derivative accounting that will reverse to zero as the contracts mature, was 8.0%.

(Dollars in millions)	Q1-20	Q2-20	Q3-20	Q4-20	YTD-20	Q1-21	Q2-21
Capital Returned(2)	$366	$31	$96	$30	$523	$129	$227
Adjusted Tangible Equity Ratio(1)	3.2%	3.6%	4.1%	5.0%	5.0%	6.2%	6.3%
Pro forma Adjusted Tangible Equity Ratio(1)	5.3%	6.0%	6.4%	7.1%	7.1%	8.1%	8.0%
(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.”
(2)	Capital Returned is defined as share repurchases and dividends paid.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Historical Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
GAAP Basis
Net income (loss)	$185	$125	$555	$19
Diluted earnings (loss) per common share	$1.05	$.64	$3.08	$.10
Weighted average shares used to compute diluted earnings per share	176	195	180	198
Return on assets	.91%	.56%	1.35%	.04%

Core Earnings Basis(1)
Net income(1)	$165	$179	$469	$272
Diluted earnings per common share(1)	$.94	$.92	$2.61	$1.37
Adjusted diluted earnings per common share(1)	$.98	$.91	$2.71	$1.41
Weighted average shares used to compute diluted earnings per share	176	195	180	198
Net interest margin, Federal Education Loans segment	.97%	1.07%	.97%	.94%
Net interest margin, Consumer Lending segment	2.95%	3.20%	2.97%	3.26%
Return on assets	.81%	.81%	1.14%	.61%

Education Loan Portfolios(2)
Ending FFELP Loans, net	$55,550	$60,921	$55,550	$60,921
Ending Private Education Loans, net	19,725	21,462	19,725	21,462
Ending total education loans, net	$75,275	$82,383	$75,275	$82,383
Average FFELP Loans	$56,649	$62,141	$57,360	$63,018
Average Private Education Loans	20,730	23,008	21,433	23,060
Average total education loans	$77,379	$85,149	$78,793	$86,078

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

Second-quarter 2021 GAAP net income was $185 million ($1.05 diluted earnings per share), compared with $125 million ($0.64 diluted Core Earnings per share) for the year-ago quarter. See “Results of Operations – Comparison of Second-Quarter 2021 Results with Second-Quarter 2020” for a discussion of the primary contributors to the change in GAAP earnings between periods.

Second-quarter 2021 Core Earnings net income was $165 million ($0.94 diluted Core Earnings per share), compared with $179 million ($0.92 diluted Core Earnings per share) for the year-ago quarter. Second-quarter 2021 and 2020 adjusted diluted Core Earnings(1) per share were $0.98 and $0.91, respectively. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

Financial highlights of second-quarter 2021 versus second-quarter 2020 include:

Federal Education Loans segment:

•	Net income decreased $33 million, or 23%, from $146 million to $113 million.
•	Net interest income decreased 18%.
•	FFELP Loan delinquency rate increased from 8.2% to 8.3%.

Consumer Lending segment:

•	Net income increased $9 million, or 10%, from $87 million to $96 million.
•	Originated $1.3 billion of Private Education Refinance Loans.
•	Private Education Loan delinquency rate increased from 2.0% to 2.6%.

Business Processing segment:

•	EBITDA(1) increased $32 million, or 400%, from $8 million to $40 million, primarily due to revenue earned from contracts to support states.
•	Revenue increased $66 million, or 103%, to $130 million.

Capital, funding and liquidity:

•	Adjusted Tangible Equity Ratio(1) increased to 6.3% from 3.6%. Pro forma Adjusted Tangible Equity Ratio(1) increased to 8.0% from 6.0%.
•	Repurchased $200 million of common shares. $300 million repurchase authority remains outstanding.
•	Paid $27 million in common stock dividends.
•	Issued $2.1 billion in term asset-backed securities (ABS).
•	Retired $692 million of unsecured debt. On July 12, retired an additional $750 million of unsecured debt scheduled to mature in 2022.

Expenses:

•	Adjusted Core Earnings expenses(1) increased $29 million to $244 million. This increase was primarily a result of a $35 million increase in expenses in the Business Processing segment.

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Navient’s Response to COVID-19

The World Health Organization first declared the COVID-19 outbreak a pandemic on March 13, 2020 by which time the economic impact of the crisis was beginning to take hold, impacting the global economy and our results of operations. The COVID-19 pandemic was subsequently declared a national emergency. In response to the COVID-19 pandemic, many state, local, and foreign governments put in place quarantines, executive orders, shelter-in-place orders, and restrictions in order to control the spread of the disease. Such orders or restrictions resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events. They also led to a general decline in economic activity and consumer confidence and increases in job losses and unemployment. While certain COVID-19 vaccines have been approved and have become widely available for use in the United States, there are many parts of the country where the vaccination rate is significantly below 50%. As a result, although the economy has improved since the pandemic began, it is still uncertain when or if normal pre-pandemic economic activity and business operations will resume and what effect the Delta or other variants will have on the global economy. In this section, we will highlight our response to the global pandemic and its continuing impact on our business and operations. We suggest that the information below should be read in conjunction with our risk factors included in “Risk Factors — The Impact of COVID-19 and Related Risk” in our 2020 Form 10-K.

Our Team Members

As this crisis evolved, we took early action to protect the health and safety of our employees. We expanded our work-from-home capabilities and implemented best practices in our facilities with regard to safety and hygiene to protect those who were unable to work remotely. We were able to quickly and successfully enable 90% of our team to work from home. As of June 30, 2021, approximately 85% of our team remains on work-from-home status. As a result of these steps, the pandemic has not adversely affected our ability to maintain our operations or service our customers and borrowers. We currently anticipate that some of our team members will begin returning to the office later this year. As we plan for the return to office process, it is likely to take place in stages and we anticipate that the environment may require a continuation of various safety protocols.

Customers and Education Loan Performance

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. In compliance with the CARES Act and through subsequent legislative and executive actions, we have placed all loans owned by ED into forbearance and suspend payments and interest accrual until September 30, 2021. While the CARES Act applies only to loans owned by ED, our FFELP and Private Education Loan portfolios have also been impacted by the pandemic and we have offered COVID-19 relief options such as the use of forbearance to those borrowers. Private Education Loans in forbearance decreased to $606 million or 3.0% of the portfolio at June 30, 2021, after peaking at $3.4 billion or 14.7% during the second quarter of 2020. This compared to $604 million or 2.7% of the portfolio at December 31, 2019, prior to the impact of COVID-19. Despite the COVID-19 crisis, we have seen most borrowers continue to make payments according to their payment plans. And while forbearance rates are slightly higher today than they were pre-pandemic, the balance of loans delinquent has declined – our Private Education Loan delinquency rate declined from 4.6% at December 31, 2019 to 2.6% as of June 30, 2021. Our Private Education Loan charge-offs declined 49% to $184 million for the full year of 2020 compared with $364 million in full year 2019. This decline was due to the strength of the economy heading into March 2020 as well as a result of the COVID-19 forbearance granted to borrowers. We see this continued decline with charge-offs of $35 million in second-quarter 2021 compared to $48 million in the year-ago quarter. We do expect defaults to begin to increase in 2022 given the default timing impact of the use of forbearance which our allowance for loan losses captures. Our total reserves were $1.69 billion (excluding the expected future recoveries on charged-off loans) at June 30, 2021, which represent reserves equal to 6.8% of our Private Education Loans and 0.5% of our FFELP Loan portfolio. While we are paying close attention to the needs of our customers, it is too early to know the full impact of this crisis or the path and timing of the recovery.

In the first quarter of 2020, our Private Education Refinance Loan originations of $1.9 billion represented a 92% increase over the year-ago quarter. With the onset of the crisis in March 2020, we reduced our marketing efforts and tightened credit until we had greater visibility into the uncertainty and volatility in the capital markets and the overall economic outlook. This resulted in second-quarter 2020 originations of $238 million. With improved visibility in both credit and funding costs, we restarted marketing efforts in the third quarter of 2020 and increased third-quarter and fourth-quarter originations to $1.3 billion and $1.1 billion, respectively. Total originations were $4.6 billion in 2020 compared to $4.9 billion in 2019. First-quarter and second-quarter 2021 originations were $1.7 billion and $1.3 billion, respectively. We expect 2021 originations to be higher than 2020 if the economy continues to improve.

Clients and Business Processing Segment Performance

In our Business Processing Segment (BPS), EBITDA(1) increased to $40 million from $8 million in the year-ago quarter. This increase is a result of being able to transition hundreds of our experienced BPS colleagues and adapt our technology enabled solutions to support state clients working to help residents access unemployment benefits implemented in the CARES Act, as well as to perform contact tracing and vaccine administration services. These new services have generated revenue in 2020 and the first six months of 2021 that more than offset the negative revenue impact BPS is experiencing as a result of COVID-19 which includes lower transaction-related placements in both government services and health care revenue cycle management. For the remainder of 2021 we expect the revenue from the unemployment contracts related to the CARES Act and contact tracing and vaccine administration contracts to decline as the economy recovers and the need decreases. We also expect revenue from the core parts of the business to continue to improve into 2022 to pre-COVID-19 levels if the economy continues to improve.

Liquidity, Financings and Capital

The impact of the COVID-19 crisis on the capital markets was significant during the early part of the crisis, decreasing the number of transactions brought to market and increasing the pricing of those that were successfully marketed. However, in the second half of 2020 the capital markets began to improve with ready access to the markets, albeit at a higher cost than pre-COVID-19 levels. In the first half of 2021, we issued $500 million of unsecured debt and $5.5 billion of ABS below pre-COVID-19 cost of funds levels. Throughout the crisis we have maintained a strong liquidity position. As of June 30, 2021, we had $2.3 billion of primary sources of liquidity, $1.5 billion of which was cash. We also had, as of June 30, 2021, additional capacity in our funding facilities of $2.4 billion for Private Education Loans and $530 million for FFELP Loans. In addition, cash flow from our loan portfolio and services contracts remains strong as our very seasoned loan portfolio experiences lower levels of stress.

We ended the quarter with an Adjusted Tangible Equity Ratio(1) of 6.3% compared to 5.0% as of December 31,2020. In 2020, our GAAP equity was reduced due to the implementation of CECL on January 1, 2020 as well as a result of the net mark-to-market losses related to derivative accounting as a result of the significant decrease in interest rates.  These mark-to-market losses recognized under GAAP cumulatively totaled $459 million (after tax) as of June 30, 2021. This decrease will reverse over time as these derivatives mature. The resulting Pro forma Adjusted Tangible Equity Ratio(1), which excludes these cumulative mark-to-market losses, was 8.0% at June 30, 2021. We expect our capital levels to continue to rebuild over the course of 2021.

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

(1) Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Results of Operations

GAAP Income Statements (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2021	2020	$	%	2021	2020	$	%
Interest income:
FFELP Loans	$365	$455	$(90)	(20)%	$737	$1,025	$(288)	(28)%
Private Education Loans	295	362	(67)	(19)	614	767	(153)	(20)
Cash and investments	1	2	(1)	(50)	1	15	(14)	(93)
Total interest income	661	819	(158)	(19)	1,352	1,807	(455)	(25)
Total interest expense	339	519	(180)	(35)	667	1,234	(567)	(46)
Net interest income	322	300	22	7	685	573	112	20
Less: provisions for loan losses	(1)	44	(45)	(102)	(88)	139	(227)	(163)
Net interest income after provisions for loan losses	323	256	67	26	773	434	339	78
Other income (loss):
Servicing revenue	50	52	(2)	(4)	102	109	(7)	(6)
Asset recovery and business processing revenue	142	102	40	39	281	212	69	33
Other income (loss)	4	9	(5)	(56)	5	17	(12)	(71)
Gains on sales of loans	2	—	2	100	78	—	78	100
Losses on debt repurchases	(12)	—	(12)	100	(12)	—	(12)	100
Gains (losses) on derivative and hedging activities, net	(10)	(30)	20	(67)	26	(253)	279	110
Total other income (loss)	176	133	43	32	480	85	395	465
Expenses:
Operating expenses	252	213	39	18	510	463	47	10
Goodwill and acquired intangible assets impairment and amortization expense	5	5	—	—	10	11	(1)	(9)
Restructuring/other reorganization expenses	2	1	1	100	8	6	2	33
Total expenses	259	219	40	18	528	480	48	10
Income before income tax expense	240	170	70	41	725	39	686	1,759
Income tax expense	55	45	10	22	170	20	150	750
Net income	$185	$125	$60	48%	$555	$19	$536	2,821%
Basic earnings per common share	$1.07	$.65	$.42	65%	$3.12	$.10	$3.02	3,020%
Diluted earnings per common share	$1.05	$.64	$.41	64%	$3.08	$.10	$2.98	2,980%
Dividends per common share	$.16	$.16	$—	—%	$.32	$.32	$—	—%

Comparison of Second-Quarter 2021 Results with Second-Quarter 2020

For the three months ended June 30, 2021, net income was $185 million, or $1.05 diluted earnings per common share, compared with net income of $125 million, or $0.64 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•

Net interest income increased by $22 million, primarily as a result of a $22 million increase in mark-to-market gains on fair value hedges recorded in interest expense.  Also contributing to the increase is a favorable interest rate environment with lower interest rates  and the growth in the Private Education Refinance Loan portfolio. Partially offsetting this increase is the continued natural paydown of the FFELP and non-refinance Private Education Loan portfolios.

•	Provisions for loan losses decreased $45 million from $44 million to $(1) million:
○	The provision for FFELP loan losses decreased $3 million to $0.
○	The provision for Private Education Loan losses decreased $42 million from $41 million to $(1) million.

The negative provision for the current quarter of $(1) million was comprised of $13 million in connection with loan originations less the reversal of both $5 million of allowance for loan losses in connection with the sale of approximately $30 million of Private Education Loans, as well as $9 million related to a decrease in expected losses for the overall portfolio. There has been an improvement in the current and forecasted economic conditions since March 31,2021, but such improvement has not mitigated the uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits in the future. The provision in the year-ago quarter primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions that occurred subsequent to the adoption of CECL on January 1, 2020.

•

Asset recovery and business processing revenue increased $40 million primarily as a result of a $53 million increase in  revenue earned in our Business Processing segment from contracts to support states in providing unemployment benefits, contact tracing and vaccine administration services in connection with COVID-19. In addition, there was an increase in revenue from our traditional Business Processing segment services we perform for our government and healthcare services clients. These increases were partially offset by the wind-down of the ED asset recovery contract and the impact of COVID-19 on certain collection activities in the Federal Education Loan segment.

•	Losses on debt repurchases increased $12 million. We repurchased $692 million of debt at a $12 million loss in the current quarter. There were no debt repurchases in the year-ago quarter.
•

Net losses on derivative and hedging activities decreased $20 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of derivative instruments including Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

Excluding net regulatory-related expenses of $8 million and $(2) million in the second quarters of 2021 and 2020, respectively, operating expenses were $244 million and $215 million in the second quarters of 2021 and 2020, respectively. This $29 million increase was primarily a result of a $35 million increase in expenses in the Business Processing segment in connection with the increase in segment revenue. Regulatory-related expenses in the year-ago quarter are net of $10 million of insurance reimbursements for costs related to such matters.

•

During the three months ended June 30, 2021 and 2020, respectively, the Company incurred $2 million and $1 million, respectively of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were primarily due to facility lease terminations and severance-related costs.

We repurchased 11.8 million shares of our common stock during the second quarter of 2021. There were no share repurchases in the year-ago quarter. As a result of repurchases, our average outstanding diluted shares decreased by 19 million common shares (or 10%) from the year-ago period.

Comparison of Six Months Ended June 30, 2021 Results with Six Months Ended June 30, 2020

For the six months ended June 30, 2021, net income was $555 million, or $3.08 diluted earnings per common share, compared with net income of $19 million, or $0.10 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•

Net interest income increased by $112 million, primarily as a result of a $76 million increase in mark-to-market gains on fair value hedges recorded in interest expense.  Also contributing to the increase is a favorable interest rate environment with lower interest rates  and the growth in the Private Education

Refinance Loan portfolio. Partially offsetting this increase is the continued natural paydown of the FFELP and non-refinance Private Education Loan portfolios.
•	Provisions for loan losses decreased $227 million from $139 million to $(88) million:
○	The provision for FFELP loan losses decreased $9 million to $0.
○	The provision for Private Education Loan losses decreased $218 million from $130 million to $(88) million.

The negative provision for the current period of $(88) million was comprised of $29 million in connection with loan originations less the reversal of both $107 million of allowance for loan losses in connection with the sale of approximately $1.6 billion of Private Education Loans, as well as $10 million related to a decrease in expected losses for the overall portfolio. There has been an improvement in the current and forecasted economic conditions since December 31,2020, but such improvement has not mitigated the uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits in the future. The provision in the year-ago period primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions that occurred subsequent to the adoption of CECL on January 1, 2020.

•

Asset recovery and business processing revenue increased $69 million primarily as a result of a $121 million increase in  revenue earned in our Business Processing segment from contracts to support states in providing unemployment benefits, contact tracing and vaccine administration services in connection with COVID-19. In addition, there was an increase in revenue from our traditional Business Processing segment services we perform for our government and healthcare services clients.  These increases were partially offset by the wind-down of the ED asset recovery contract and the impact of COVID-19 on certain collection activities in the Federal Education Loan segment.

•

Gains on sales of loans increased $78 million in connection with the sale of approximately $1.6 billion of Private Education Loans in 2021. There were no such sales in the year-ago period. The sale of Private Education Loans was comprised as follows:

○	Approximately $590 million of non-Refinance Loans, resulting in a $48 million gain on sale (of which $560 million were sold in the first quarter and $30 million were sold in the second quarter); and
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

•	Losses on debt repurchases increased $12 million. We repurchased $717 million of debt at a $12 million loss in the current period. There were no debt repurchases in the year-ago period.
•

Net losses on derivative and hedging activities decreased $279 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of derivative instruments including Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods. In particular, the net loss in the six months ended June 30, 2020 was primarily related to the significant reduction in interest rates and resulting impact on the mark-to-market of the derivatives used to economically hedge FFELP Loan Floor Income that do not qualify for hedge accounting. For the six months ended June 30, 2021, interest rates have increased which has resulted in mark-to-market gains on these instruments.

•

Excluding net regulatory-related expenses of $16 million and $5 million in the six months ended June 30, 2021 and 2020, respectively, operating expenses were $494 million and $458 million in the six months ended June 30, 2021 and 2020, respectively. This $36 million increase was primarily a result of a $72 million increase in expenses in the Business Processing segment in connection with the increase in segment revenue, with an offsetting $36 million decrease in expenses primarily in the Federal Education Loans segment as a result of the decrease of Federal Education Loan asset recovery revenue discussed above. Regulatory-related expenses in the year-ago period are net of $10 million of insurance reimbursements for costs related to such matters.

•

During the six months ended June 30, 2021 and 2020, respectively, the Company incurred $8 million and $6 million, respectively of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were primarily due to facility lease terminations and severance-related costs.

We repurchased 19.9 million and 23.0 million shares of our common stock during the six months ended June 30, 2021 and 2020, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 18 million common shares (or 9%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Interest income:
FFELP Loans	$351	$456	(23)%	$709	$1,037	(32)%
Cash and investments	—	1	(100)	—	7	(100)
Total interest income	351	457	(23)	709	1,044	(32)
Total interest expense	210	286	(27)	424	742	(43)
Net interest income	141	171	(18)	285	302	(6)
Less: provision for loan losses	—	3	(100)	—	9	(100)
Net interest income after provision for loan losses	141	168	(16)	285	293	(3)
Other income:
Servicing revenue	47	51	(8)	99	106	(7)
Asset recovery and business processing revenue	12	38	(68)	26	90	(71)
Other income	2	5	(60)	2	9	(78)
Total other income	61	94	(35)	127	205	(38)
Direct operating expenses	55	70	(21)	117	153	(24)
Income before income tax expense	147	192	(23)	295	345	(14)
Income tax expense	34	46	(26)	70	62	13
Core Earnings	$113	$146	(23)%	$225	$283	(20)%

Comparison of Second-Quarter 2021 Results with Second-Quarter 2020

•	Core Earnings were $113 million compared to $146 million.
•	Net interest income decreased $30 million primarily due to a decrease in annual reset rate Floor Income that occurred on July 1, 2020.
•	Provision for loan losses decreased $3 million.
○	Charge-offs were $5 million compared with $12 million.
○	Delinquencies greater than 30 days were $3.8 billion compared with $3.5 billion.
○	Forbearances were $7.4 billion, down $8.1 billion from $15.5 billion. Forbearances have declined by approximately $9.8 billion from the COVID-19 peak in second-quarter 2020.
•

Other revenue decreased $33 million primarily due to a $26 million decrease in asset recovery revenue, which was primarily a result of the wind-down of the ED asset recovery contract as well as the impact of COVID-19 on certain collection activities.

•	Expenses were $15 million lower primarily as a result of the decrease in asset recovery revenue discussed above.

Key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Segment net interest margin	.97%	1.07%	.97%	.94%
FFELP Loans:
FFELP Loan spread	1.03%	1.15%	1.03%	1.01%
Provision for loan losses	$—	$3	$—	$9
Charge-offs	$5	$12	$11	$31
Charge-off rate	.04%	.11%	.05%	.13%
Greater than 30-days delinquency rate	8.3%	8.2%	8.3%	8.2%
Greater than 90-days delinquency rate	3.8%	3.8%	3.8%	3.8%
Forbearance rate	13.9%	26.6%	13.9%	26.6%
Average FFELP Loans	$56,649	$62,141	$57,360	$63,018
Ending FFELP Loans, net	$55,550	$60,921	$55,550	$60,921

(Dollars in billions)
Number of accounts serviced for ED (in millions)	5.6	5.6	5.6	5.6
Total federal loans serviced	$283	$282	$283	$282
Contingent collections receivables inventory	$11.3	$13.5	$11.3	$13.5

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
FFELP Loan yield	1.89%	2.12%	1.90%	2.61%
Hedged Floor Income	.41	.42	.41	.39
Unhedged Floor Income	.18	.41	.18	.31
FFELP Loan net yield	2.48	2.95	2.49	3.31
FFELP Loan cost of funds	(1.45)	(1.80)	(1.46)	(2.30)
FFELP Loan spread	1.03	1.15	1.03	1.01
Other interest-earning asset spread impact	(.06)	(.08)	(.06)	(.07)
Net interest margin(1)	.97%	1.07%	.97%	.94%

(1)  The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
FFELP Loans	$56,649	$62,141	$57,360	$63,018
Other interest-earning assets	1,832	1,856	1,813	1,883
Total FFELP Loan interest-earning assets	$58,481	$63,997	$59,173	$64,901

As of June 30, 2021, our FFELP Loan portfolio totaled $55.6 billion, comprised of $18.9 billion of FFELP Stafford Loans and $36.7 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of June 30, 2021 was 6 years and 7 years, respectively, assuming a Constant Prepayment Rate (CPR) of 9% and 5%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after June 30, 2021 and 2020, based on interest rates as of those dates.

(Dollars in billions)	June 30, 2021	June 30, 2020
Education loans eligible to earn Floor Income	$55.1	$60.5
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(25.4)	(27.6)
Less: economically hedged Floor Income	(13.8)	(17.6)
Education loans eligible to earn Floor Income after rebates and economically hedged	$15.9	$15.3
Education loans earning Floor Income	$11.0	$9.4

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period July 1, 2021 to December 31, 2025.

(Dollars in billions)	July 1, 2021 to December 31, 2021	2022	2023	2024	2025
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$13.3	$11.8	$7.3	$1.6	$.6

Provision for Loan Losses

The provision for FFELP Loan Losses was $0 in second-quarter 2021, down $3 million from the year-ago quarter.

Servicing Revenue

The Company services loans for approximately 5.6 million customer accounts under its ED servicing contract as of June 30, 2021, unchanged from June 30, 2020. Third-party loan servicing fees in the three months ended June 30, 2021 and 2020 included $34 million and $36 million, respectively, of servicing revenue related to the ED servicing contract.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue decreased $26 million primarily as a result of the wind-down of the ED asset recovery contract as well as the impact of COVID-19 on certain collection and processing activities (temporary stoppage or other restrictions on certain activities).

Operating Expenses

Expenses were $15 million lower primarily as a result of the decrease in asset recovery revenue discussed above.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Interest income:
Private Education Loans	$295	$362	(19)%	$614	$767	(20)%
Cash and investments	—	—	—	—	3	(100)
Interest income	295	362	(19)	614	770	(20)
Interest expense	137	174	(21)	287	385	(25)
Net interest income	158	188	(16)	327	385	(15)
Less: provision for loan losses	(1)	41	(102)	(88)	130	(168)
Net interest income after provision for loan losses	159	147	8	415	255	63
Other income:
Servicing revenue	3	1	200	3	3	—
Other income	—	—	—	1	—	100
Gains on sales of loans	2	—	100	91	—	100
Total other income	5	1	400	95	3	3,067
Direct operating expenses	39	34	15	79	72	10
Income before income tax expense	125	114	10	431	186	132
Income tax expense	29	27	7	101	43	135
Core Earnings	$96	$87	10%	$330	$143	131%

Comparison of Second-Quarter 2021 Results with Second-Quarter 2020

•	Originated $1.3 billion of Private Education Refinance Loans compared to $238 million.
•	Core Earnings were $96 million compared to $87 million.
•

Net interest income decreased $30 million primarily due to the natural paydown of the non-refinance loan portfolio. Partially offsetting this decrease was the growth of the Private Education Refinance Loan portfolio.

•

Provision for loan losses decreased $42 million. The negative provision for the current quarter of $(1) million was comprised of $13 million in connection with loan originations less the reversal of both $5 million of allowance for loan losses in connection with the sale of approximately $30 million of Private Education Loans, as well as $9 million related to a decrease in expected losses for the overall portfolio. There has been an improvement in the current and forecasted economic conditions since March 31,2021, but such improvement has not mitigated the uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits in the future. The provision in the year-ago quarter primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions that occurred subsequent to the adoption of CECL on January 1, 2020.

○	Charge-offs were $35 million compared with $48 million.
○	Private Education Loan delinquencies greater than 90 days: $193 million, down $17 million from $210 million.
○	Private Education Loan delinquencies greater than 30 days: $505 million, up $79 million from $426 million.
○	Private Education Loan forbearances: $606 million, down $1.2 billion from $1.8 billion. Forbearances have declined by approximately $2.8 billion from the COVID-19 peak in second-quarter 2020.
•

Gains on sales of education loans (included in “Other revenue”) were $2 million in connection with the sale of approximately $30 million of Private Education Loans in second-quarter 2021. There were no such sales in the year-ago quarter.

•	Expenses were $5 million higher as a result of the significant increase in loan originations as well as an increase in legal expenses.

Key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Segment net interest margin	2.95%	3.20%	2.97%	3.26%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.18%	3.39%	3.19%	3.46%
Provision for loan losses	$(1)	$41	$(88)	$130
Charge-offs	$35	$48	$70	$116
Charge-off rate	.71%	.97%	0.70%	1.13%
Greater than 30-days delinquency rate	2.6%	2.0%	2.6%	2.0%
Greater than 90-days delinquency rate	1.0%	1.0%	1.0%	1.0%
Forbearance rate	3.0%	8.4%	3.0%	8.4%
Average Private Education Loans	$20,730	$23,008	$21,433	$23,060
Ending Private Education Loans, net	$19,725	$21,462	$19,725	$21,462
Private Education Refinance Loans:
Charge-offs	$2	$2	$5	$4
Greater than 90-days delinquency rate	—%	.1%	.1%	.1%
Average Private Education Refinance Loans	$8,271	$7,710	$8,437	$7,429
Ending Private Education Refinance Loans	$8,393	$7,455	$8,393	$7,455
Private Education Refinance Loan originations	$1,285	$238	$2,956	$2,129

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Private Education Loan yield	5.71%	6.33%	5.78%	6.69%
Private Education Loan cost of funds	(2.53)	(2.94)	(2.59)	(3.23)
Private Education Loan spread	3.18	3.39	3.19	3.46
Other interest-earning asset spread impact	(.23)	(.19)	(.22)	(.20)
Net interest margin(1)	2.95%	3.20%	2.97%	3.26%

(1)	The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Private Education Loans	$20,730	$23,008	$21,433	$23,060
Other interest-earning assets	821	692	821	722
Total Private Education Loan interest-earning assets	$21,551	$23,700	$22,254	$23,782

As of June 30, 2021, our Private Education Loan portfolio totaled $19.7 billion. The weighted-average life of this portfolio as of June 30, 2021 was 4 years assuming a CPR of 11%.

Provision for Loan Losses

Provision for loan losses decreased $42 million. The negative provision for the current quarter of $(1) million was comprised of $13 million in connection with loan originations less the reversal of both $5 million of allowance for loan losses in connection with the sale of approximately $30 million of Private Education Loans, as well as $9 million related to a decrease in expected losses for the overall portfolio. There has been an improvement in the current and forecasted economic conditions since March 31,2021, but such improvement has not mitigated the uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits in the future. The provision in the year-ago quarter primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions that occurred subsequent to the adoption of CECL on January 1, 2020.

Gains on Sales of Loans

Gains on sales of education loans were $2 million in connection with the sale of approximately $30 million of Private Education Loans in second-quarter 2021. There were no such sales in the year-ago quarter.

The sales of Private Education Loans for the six months ended June 30, 2021 were comprised of the following transactions:

○	Approximately $590 million of non-Refinance Loans, resulting in a $48 million gain on sale (of which $560 million were sold in the first quarter and $30 million were sold in the second quarter); and
○	Approximately $1.03 billion of Refinance Loans, resulting in a $43 million gain on sale.

Operating Expenses

Operating expenses were $5 million higher as a result of the significant increase in loan originations as well as an increase in legal expenses.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Business processing revenue	$130	$64	103%	$255	$122	109%
Direct operating expenses	92	57	61	183	111	65
Income before income tax expense	38	7	443	72	11	555
Income tax expense	9	1	800	17	3	467
Core Earnings	$29	$6	383%	$55	$8	588%

Comparison of Second-Quarter 2021 Results with Second-Quarter 2020

•	Core Earnings were $29 million compared to $6 million.
•

Revenue increased $66 million, or 103%, primarily as a result of revenue earned from contracts to support states in providing unemployment benefits, contact tracing and vaccine administration services, as well as an increase in revenue from our traditional Business Processing segment services that we perform for our government and healthcare services clients.

•	EBITDA was $40 million, up $32 million, or 400%. The increase in EBITDA is primarily the result of the revenue increase discussed above. The EBITDA margin increased to 30% from 13%.

Key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Revenue from government services	$66	$43	$129	$77
Revenue from healthcare services	64	21	126	45
Total fee revenue	$130	$64	$255	$122
EBITDA(1)	$40	$8	$76	$13
EBITDA margin(1)	30%	13%	30%	10%
Contingent collections receivables inventory (in billions)	$15.5	$14.5	$15.5	$14.5

(1) Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Net interest loss after provision for loan losses	$(17)	$(30)	(43)%	$(35)	$(61)	(43)%
Other income:
Other income	2	4	(50)	2	8	(75)
Losses on debt repurchases	(12)	—	100	(12)	—	100
Other income	(10)	4	(350)	(10)	8	(225)
Expenses:
Unallocated shared services expenses:
Unallocated information technology costs	20	21	(5)	41	42	(2)
Unallocated corporate costs	46	31	48	90	85	6
Total unallocated shared services expenses	66	52	27	131	127	3
Restructuring/other reorganization expenses	2	1	100	8	6	33
Total expenses	68	53	28	139	133	5
Loss before income tax benefit	(95)	(79)	20	(184)	(186)	(1)
Income tax benefit	(22)	(19)	16	(43)	(44)	(2)
Core Earnings (loss)	$(73)	$(60)	22%	$(141)	$(142)	(1)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The decrease in the net interest loss is primarily a result of a decrease in the cost of funds of the debt funding the corporate liquidity portfolio.

Unallocated Shared Services Expenses

Unallocated shared services expenses are comprised of costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management and the board of directors. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. On an adjusted basis, expenses increased $4 million from the year-ago quarter. Adjusted expenses exclude $8 million and $(2) million, respectively, of regulatory-related expenses in the second quarters of 2021 and 2020. Regulatory expenses in the three months ended June 30, 2020 are net of $10 million, of insurance reimbursements for costs related to such matters.

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

Restructuring/Other Reorganization Expenses

During the second quarters of 2021 and 2020, the Company incurred $2 million and $1 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. The charges were due primarily to facility lease terminations and severance-related costs.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of Our Education Loan Portfolio

Ending Education Loan Balances, net

	June 30, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$24	$—	$24	$17	$41
Grace, repayment and other(2)	19,025	36,778	55,803	20,684	76,487
Total	19,049	36,778	55,827	20,701	76,528
Allowance for loan losses	(188)	(89)	(277)	(976)	(1,253)
Total education loan portfolio	$18,861	$36,689	$55,550	$19,725	$75,275
% of total FFELP	34%	66%	100%
% of total	25%	49%	74%	26%	100%

	December 31, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$30	$—	$30	$14	$44
Grace, repayment and other(2)	19,771	38,771	58,542	22,154	80,696
Total	19,801	38,771	58,572	22,168	80,740
Allowance for loan losses	(194)	(94)	(288)	(1,089)	(1,377)
Total education loan portfolio	$19,607	$38,677	$58,284	$21,079	$79,363
% of total FFELP	34%	66%	100%
% of total	25%	49%	74%	26%	100%

	June 30, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$35	$—	$35	$14	$49
Grace, repayment and other(2)	20,520	40,668	61,188	22,546	83,734
Total	20,555	40,668	61,223	22,560	83,783
Allowance for loan losses	(202)	(100)	(302)	(1,098)	(1,400)
Total education loan portfolio	$20,353	$40,568	$60,921	$21,462	$82,383
% of total FFELP	33%	67%	100%
% of total	25%	49%	74%	26%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Education Loan Activity

	Three Months Ended June 30, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$19,218	$37,655	$56,873	$19,742	$76,615
Acquisitions (originations and purchases)(1)	2	1	3	1,313	1,316
Capitalized interest and premium/discount amortization	161	192	353	45	398
Refinancings and consolidations to third parties	(232)	(395)	(627)	(127)	(754)
Loan sales	—	—	—	(23)	(23)
Repayments and other	(288)	(764)	(1,052)	(1,225)	(2,277)
Ending balance	$18,861	$36,689	$55,550	$19,725	$75,275

	Three Months Ended June 30, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$20,900	$41,592	$62,492	$22,338	$84,830
Acquisitions (originations and purchases)(1)	4	4	8	241	249
Capitalized interest and premium/discount amortization	120	132	252	60	312
Refinancings and consolidations to third parties	(245)	(347)	(592)	(150)	(742)
Repayments and other	(426)	(813)	(1,239)	(1,027)	(2,266)
Ending balance	$20,353	$40,568	$60,921	$21,462	$82,383

	Six Months Ended June 30, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$19,607	$38,677	$58,284	$21,079	$79,363
Acquisitions (originations and purchases)(1)	4	3	7	3,043	3,050
Capitalized interest and premium/discount amortization	353	401	754	90	844
Refinancings and consolidations to third parties	(480)	(827)	(1,307)	(266)	(1,573)
Loan sales	—	—	—	(1,488)	(1,488)
Repayments and other	(623)	(1,565)	(2,188)	(2,733)	(4,921)
Ending balance	$18,861	$36,689	$55,550	$19,725	$75,275

	Six Months Ended June 30, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$21,723	$42,852	$64,575	$22,245	$86,820
Acquisitions (originations and purchases)(1)	10	9	19	2,151	2,170
Capitalized interest and premium/discount amortization	307	319	626	131	757
Refinancings and consolidations to third parties	(517)	(667)	(1,184)	(302)	(1,486)
Repayments and other	(1,170)	(1,945)	(3,115)	(2,763)	(5,878)
Ending balance	$20,353	$40,568	$60,921	$21,462	$82,383

(1)

Includes the origination of $407 million and $94 million of Private Education Refinance Loans in the second quarters of 2021 and 2020, and $1.0 billion and $415 million in the six months ended of 2021 and 2020, respectively, that refinanced FFELP and Private Education Loans that were on our balance sheet.

FFELP Loan Portfolio Performance

	June 30, 2021		December 31, 2020		June 30, 2020
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,576		$2,791		$3,130
Loans in forbearance(2)	7,397		7,725		15,453
Loans in repayment and percentage of each status:
Loans current	42,026	91.7%	43,623	90.8%	39,152	91.8%
Loans delinquent 31-60 days(3)	1,398	3.0	1,374	2.9	1,222	2.9
Loans delinquent 61-90 days(3)	685	1.5	836	1.7	657	1.5
Loans delinquent greater than 90 days(3)	1,745	3.8	2,223	4.6	1,609	3.8
Total FFELP Loans in repayment	45,854	100%	48,056	100%	42,640	100%
Total FFELP Loans	55,827		58,572		61,223
FFELP Loan allowance for losses	(277)		(288)		(302)
FFELP Loans, net	$55,550		$58,284		$60,921
Percentage of FFELP Loans in repayment		82.1%		82.0%		69.6%
Delinquencies as a percentage of FFELP Loans in repayment		8.3%		9.2%		8.2%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		13.9%		13.8%		26.6%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Portfolio Performance

	June 30, 2021		December 31, 2020		June 30, 2020
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$403		$483		$512
Loans in forbearance(2)	606		844		1,847
Loans in repayment and percentage of each status:
Loans current	19,187	97.4%	20,287	97.4%	19,775	98.0%
Loans delinquent 31-60 days(3)	208	1.1	211	1.0	128	.6
Loans delinquent 61-90 days(3)	104	.5	126	.6	88	.4
Loans delinquent greater than 90 days(3)	193	1.0	217	1.0	210	1.0
Total Private Education Loans in repayment	19,692	100%	20,841	100%	20,201	100%
Total Private Education Loans	20,701		22,168		22,560
Private Education Loan allowance for losses	(976)		(1,089)		(1,098)
Private Education Loans, net	$19,725		$21,079		$21,462
Percentage of Private Education Loans in repayment		95.1%		94.0%		89.5%
Delinquencies as a percentage of Private Education Loans in repayment		2.6%		2.6%		2.0%
Loans in forbearance as a percentage of loans in repayment and forbearance		3.0%		3.9%		8.4%
Percentage of Private Education Loans with a cosigner(4)		39%		41%		43%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.
(4)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for all periods presented.

Allowance for Loan Losses

	Three Months Ended June 30,
	2021			2020
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$282	$992	$1,274	$311	$1,083	$1,394
Provision:
Reversal of allowance related to loan sales(1)	—	(5)	(5)	—	—	—
Remaining provision	—	4	4	3	41	44
Total provision	—	(1)	(1)	3	41	44
Charge-offs(2)	(5)	(35)	(40)	(12)	(48)	(60)
Decrease in expected future recoveries on charged-off loans(3)	—	20	20	—	22	22
Allowance at end of period	277	976	1,253	302	1,098	1,400
Plus: expected future recoveries on charged-off loans(3)	—	434	434	—	549	549
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$277	$1,410	$1,687	$302	$1,647	$1,949
Charge-offs as a percentage of average loans in repayment (annualized)	.04%	.71%		.11%	.97%
Allowance coverage of charge-offs (annualized)(4)	15.5	10.0		6.3	8.6
Allowance as a percentage of the ending total loan balance(4)	.5%	6.8%		.5%	7.3%
Allowance as a percentage of ending loans in repayment(4)	.6%	7.2%		.7%	8.2%
Ending total loans	$55,827	$20,701		$61,223	$22,560
Average loans in repayment	$46,348	$19,667		$44,144	$19,731
Ending loans in repayment	$45,854	$19,692		$42,640	$20,201

(1)	In connection with the sale of approximately $30 million of Private Education Loans in second-quarter 2021. See “Consumer Lending Segment" for a further discussion.
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

	Three Months Ended June 30,
(Dollars in millions)	2021	2020
Receivable at beginning of period	$454	$571
Expected future recoveries of current period defaults	5	9
Recoveries	(22)	(28)
Charge-offs	(3)	(3)
Receivable at end of period	$434	$549
Change in balance during period	$(20)	$(22)

(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

	Six Months Ended June 30,
	2021			2020
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$288	$1,089	$1,377	$64	$1,048	$1,112
Transition adjustment made under CECL on January 1, 2020(1)	—	—	—	260	(3)	257
Allowance at beginning of period after transition adjustment to CECL	288	1,089	1,377	324	1,045	1,369
Provision:
Reversal of allowance related to loan sales(2)	—	(107)	(107)	—	—	—
Remaining provision	—	19	19	9	130	139
Total provision	—	(88)	(88)	9	130	139
Total charge-offs(3)	(11)	(70)	(81)	(31)	(116)	(147)
Decrease in expected future recoveries on charged-off loans(4)	—	45	45	—	39	39
Ending balance	277	976	1,253	302	1,098	1,400
Plus: expected future recoveries on charged-off loans(4)	—	434	434	—	$549	549
Allowance at end of period excluding expected future recoveries on charged-off loans(5)	$277	$1,410	$1,687	$302	$1,647	$1,949
Charge-offs as a percentage of average loans in repayment (annualized)	.05%	.70%		.13%	1.13%
Allowance coverage of charge-offs (annualized)(5)	12.5	10.0		4.8	7.1
Allowance as a percentage of ending total loans(5)	.5%	6.8%		.5%	7.3%
Allowance as a percentage of ending loans in repayment(5)	.6%	7.2%		.7%	8.2%
Ending total loans	$55,827	$20,701		$61,223	$22,560
Average loans in repayment	$46,694	$20,272		$48,302	$20,666
Ending loans in repayment	$45,854	$19,692		$42,640	$20,201

(1)	For a further discussion of our adoption of CECL, see “Note 2 – Significant Accounting Policies” in our 2020 Annual Report on Form 10-K.
(2)	In connection with the sale of approximately $1.6 billion of Private Education Loans in 2021.
(3)

Charge-offs are reported net of expected recoveries. For Private Education Loans, at the time of charge-off, the expected recovery amount is transferred from the education loan balance to the allowance for loan loss and is referred to as the “expected future recoveries on charged-off loans.” For FFELP Loans, the recovery is received at the time of charge-off.

(4)

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

	Six Months Ended June 30,
(Dollars in millions)	2021	2020
Receivable at beginning of period	$479	$588
Expected future recoveries of current period defaults	10	22
Recoveries	(47)	(57)
Charge-offs	(8)	(4)
Receivable at end of period	$434	$549
Change in balance during period	$(45)	$(39)
(5)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

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

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $8.1 billion at June 30, 2021. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $1.6 billion of senior unsecured notes that mature in the short term (i.e., over the next 12 months, of which $750 million was retired in July 2021) and the remaining $6.5 billion of senior unsecured notes that mature in the long term (from 2023 to 2043 with 82% maturing by 2029), primarily through our current cash, investments and unencumbered FFELP Loan and Private Education Refinance Loan portfolios (see “Sources of Liquidity” below), the predictable operating cash flows provided by operating activities ($333 million in the six months ended June 30, 2021), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans. We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We purchased 11.8 million shares of common stock for $200 million in second-quarter 2021. We had $300 million of remaining share repurchase authority as of June 30, 2021.

Sources of Primary Liquidity

(Dollars in millions)	June 30, 2021	December 31, 2020	June 30, 2020
Ending Balances:
Total unrestricted cash and liquid investments	$1,453	$1,183	$1,632
Unencumbered FFELP Loans	309	208	266
Unencumbered Private Education Refinance Loans	574	274	481
Total	$2,336	$1,665	$2,379

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2021	December 31, 2020	June 30, 2020	June 30, 2021	June 30, 2020
Average Balances:
Total unrestricted cash and liquid investments	$1,254	$1,365	$1,315	$1,226	$1,232
Unencumbered FFELP Loans	320	387	225	298	281
Unencumbered Private Education Refinance Loans	688	572	422	720	558
Total	$2,262	$2,324	$1,962	$2,244	$2,071

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the FFELP Loan and Private Education Loan asset-backed commercial paper (ABCP) facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail additional borrowing capacity of these facilities with maturity dates ranging from October 2021 to June 2023.

(Dollars in millions)	June 30, 2021	December 31, 2020	June 30, 2020
Ending Balances
FFELP Loan ABCP facilities	$530	$506	$242
Private Education Loan ABCP facilities	2,405	2,221	1,969
Total	$2,935	$2,727	$2,211

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2021	December 31, 2020	June 30, 2020	June 30, 2021	June 30, 2020
Average Balances
FFELP Loan ABCP facilities	$577	$542	$256	$616	$554
Private Education Loan ABCP facilities	2,423	2,138	1,132	2,422	1,009
Total	$3,000	$2,680	$1,388	$3,038	$1,563

At June 30, 2021, we had a total of $5.6 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $2.6 billion principal of our unencumbered tangible assets of which $2.3 billion and $309 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of June 30, 2021, we had $5.5 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Our secured financing facilities include Private Education Loan ABS Repurchase Facilities, which had $0.8 billion outstanding as of June 30, 2021. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	June 30, 2021	December 31, 2020
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$3.8	3.9
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	1.7	2.1
Tangible unencumbered assets(1)	5.6	5.4
Senior unsecured debt	(8.1)	(8.4)
Mark-to-market on unsecured hedged debt(2)	(.5)	(.7)
Other liabilities, net	(.5)	(.6)
Total Tangible Equity (1)	$2.0	$1.7

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”
(2)

At June 30, 2021 and December 31, 2020, there were $459 million and $634 million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).

Borrowings

Ending Balances

	June 30, 2021			December 31, 2020
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,658	$6,465	$8,123	$677	$7,714	$8,391
Total unsecured borrowings	1,658	6,465	8,123	677	7,714	8,391
Secured borrowings:
FFELP Loan securitizations	—	54,000	54,000	—	54,697	54,697
Private Education Loan securitizations	832	13,154	13,986	960	13,891	14,851
FFELP Loan ABCP facilities	—	462	462	2,053	479	2,532
Private Education Loan ABCP facilities	1,194	1,259	2,453	2,582	—	2,582
Other	354	—	354	337	—	337
Total secured borrowings	2,380	68,875	71,255	5,932	69,067	74,999
Core Earnings basis borrowings(1)	4,038	75,340	79,378	6,609	76,781	83,390
Adjustment for GAAP accounting treatment	30	474	504	4	551	555
GAAP basis borrowings	$4,068	$75,814	$79,882	$6,613	$77,332	$83,945

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$8,195	4.48%	$9,485	4.95%	$8,434	4.54%	$9,652	5.48%
Total unsecured borrowings	8,195	4.48	9,485	4.95	8,434	4.54	9,652	5.48
Secured borrowings:
FFELP Loan securitizations	54,524	1.27	57,340	1.66	54,529	1.28	58,165	2.16
Private Education Loan securitizations	13,856	2.48	13,756	2.91	14,248	2.51	13,798	3.17
FFELP Loan ABCP facilities	702	1.80	3,415	1.53	1,369	1.57	3,401	2.09
Private Education Loan ABCP facilities	2,290	2.00	3,864	2.61	2,322	2.04	3,685	2.79
Other	318	.28	355	.29	300	.30	348	1.05
Total secured borrowings	71,690	1.53	78,730	1.91	72,768	1.54	79,397	2.35
Core Earnings basis borrowings(1)	79,885	1.83	88,215	2.24	81,202	1.86	89,049	2.69
Adjustment for GAAP accounting treatment	—	(.13)	—	.13	—	(.20)	—	.10
GAAP basis borrowings	$79,885	1.70%	$88,215	2.37%	$81,202	1.66%	$89,049	2.79%

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.” The differences in derivative accounting give rise to the difference above.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). A discussion of our critical accounting policies, which includes the allowance for loan losses, goodwill, and premium and discount amortization, can be found in our 2020 Form 10-K. There were no significant changes to these critical accounting policies during the six months ended June 30, 2021.

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

	Three Months Ended June 30, 2021
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$351	$295	$—	$—	$646	$24	$(10)	$14	$660
Cash and investments	—	—	—	1	1	—	—	—	1
Total interest income	351	295	—	1	647	24	(10)	14	661
Total interest expense	210	137	—	18	365	(2)	(24)	(26)	339
Net interest income (loss)	141	158	—	(17)	282	26	14	40	322
Less: provisions for loan losses	—	(1)	—	—	(1)	—	—	—	(1)
Net interest income (loss) after provisions for loan losses	141	159	—	(17)	283	26	14	40	323
Other income (loss):
Servicing revenue	47	3	—	—	50	—	—	—	50
Asset recovery and business processing revenue	12	—	130	—	142	—	—	—	142
Other income (loss)	2	—	—	2	4	(26)	16	(10)	(6)
Gains on sales of loans	—	2	—	—	2	—	—	—	2
Losses on debt repurchases	—	—	—	(12)	(12)	—	—	—	(12)
Total other income (loss)	61	5	130	(10)	186	(26)	16	(10)	176
Expenses:
Direct operating expenses	55	39	92	—	186	—	—	—	186
Unallocated shared services expenses	—	—	—	66	66	—	—	—	66
Operating expenses	55	39	92	66	252	—	—	—	252
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	5	5	5
Restructuring/other reorganization expenses	—	—	—	2	2	—	—	—	2
Total expenses	55	39	92	68	254	—	5	5	259
Income (loss) before income tax expense (benefit)	147	125	38	(95)	215	—	25	25	240
Income tax expense (benefit)(2)	34	29	9	(22)	50	—	5	5	55
Net income (loss)	$113	$96	$29	$(73)	$165	$—	$20	$20	$185

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$40	$—	$40
Total other income (loss)	(10)	—	(10)
Goodwill and acquired intangible asset impairment and amortization	—	5	5
Total Core Earnings adjustments to GAAP	$30	$(5)	25
Income tax expense (benefit)			5
Net income (loss)			$20

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended June 30, 2020
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$456	$362	$—	$—	$818	$13	$(14)	$(1)	$817
Cash and investments	1	—	—	1	2	—	—	—	2
Total interest income	457	362	—	1	820	13	(14)	(1)	819
Total interest expense	286	174	—	31	491	25	3	28	519
Net interest income (loss)	171	188	—	(30)	329	(12)	(17)	(29)	300
Less: provisions for loan losses	3	41	—	—	44	—	—	—	44
Net interest income (loss) after provisions for loan losses	168	147	—	(30)	285	(12)	(17)	(29)	256
Other income (loss):
Servicing revenue	51	1	—	—	52	—	—	—	52
Asset recovery and business processing revenue	38	—	64	—	102	—	—	—	102
Other income (loss)	5	—	—	4	9	12	(42)	(30)	(21)
Total other income (loss)	94	1	64	4	163	12	(42)	(30)	133
Expenses:
Direct operating expenses	70	34	57	—	161	—	—	—	161
Unallocated shared services expenses	—	—	—	52	52	—	—	—	52
Operating expenses	70	34	57	52	213	—	—	—	213
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	5	5	5
Restructuring/other reorganization expenses	—	—	—	1	1	—	—	—	1
Total expenses	70	34	57	53	214	—	5	5	219
Income (loss) before income tax expense (benefit)	192	114	7	(79)	234	—	(64)	(64)	170
Income tax expense (benefit)(2)	46	27	1	(19)	55	—	(10)	(10)	45
Net income (loss)	$146	$87	$6	$(60)	$179	$—	$(54)	$(54)	$125

(1)	Core Earnings adjustments to GAAP:
	Three Months Ended June 30, 2020
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(29)	$—	$(29)
Total other income (loss)	(30)	—	(30)
Goodwill and acquired intangible asset impairment and amortization	—	5	5
Total Core Earnings adjustments to GAAP	$(59)	$(5)	(64)
Income tax expense (benefit)			(10)
Net income (loss)			$(54)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2021
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$709	$614	$—	$—	$1,323	$48	$(20)	$28	$1,351
Cash and investments	—	—	—	1	1	—	—	—	1
Total interest income	709	614	—	1	1,324	48	(20)	28	1,352
Total interest expense	424	287	—	36	747	(3)	(77)	(80)	667
Net interest income (loss)	285	327	—	(35)	577	51	57	108	685
Less: provisions for loan losses	—	(88)	—	—	(88)	—	—	—	(88)
Net interest income (loss) after provisions for loan losses	285	415	—	(35)	665	51	57	108	773
Other income (loss):
Servicing revenue	99	3	—	—	102	—	—	—	102
Asset recovery and business processing revenue	26	—	255	—	281	—	—	—	281
Other income (loss)	2	1	—	2	5	(38)	64	26	31
Gains on sales of loans	—	91	—	—	91	(13)	—	(13)	78
Losses on debt repurchases	—	—	—	(12)	(12)	—	—	—	(12)
Total other income (loss)	127	95	255	(10)	467	(51)	64	13	480
Expenses:
Direct operating expenses	117	79	183	—	379	—	—	—	379
Unallocated shared services expenses	—	—	—	131	131	—	—	—	131
Operating expenses	117	79	183	131	510	—	—	—	510
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	10	10	10
Restructuring/other reorganization expenses	—	—	—	8	8	—	—	—	8
Total expenses	117	79	183	139	518	—	10	10	528
Income (loss) before income tax expense (benefit)	295	431	72	(184)	614	—	111	111	725
Income tax expense (benefit)(2)	70	101	17	(43)	145	—	25	25	170
Net income (loss)	$225	$330	$55	$(141)	$469	$—	$86	$86	$555

(1)	Core Earnings adjustments to GAAP:
	Six Months Ended June 30, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$108	$—	$108
Total other income (loss)	13	—	13
Goodwill and acquired intangible asset impairment and amortization	—	10	10
Total Core Earnings adjustments to GAAP	$121	$(10)	111
Income tax expense (benefit)			25
Net income (loss)			$86
(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2020
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,037	$767	$—	$—	$1,804	$16	$(28)	$(12)	$1,792
Cash and investments	7	3	—	5	15	—	—	—	15
Total interest income	1,044	770	—	5	1,819	16	(28)	(12)	1,807
Total interest expense	742	385	—	66	1,193	32	9	41	1,234
Net interest income (loss)	302	385	—	(61)	626	(16)	(37)	(53)	573
Less: provisions for loan losses	9	130	—	—	139	—	—	—	139
Net interest income (loss) after provisions for loan losses	293	255	—	(61)	487	(16)	(37)	(53)	434
Other income (loss):
Servicing revenue	106	3	—	—	109	—	—	—	109
Asset recovery and business processing revenue	90	—	122	—	212	—	—	—	212
Other income (loss)	9	—	—	8	17	16	(269)	(253)	(236)
Total other income (loss)	205	3	122	8	338	16	(269)	(253)	85
Expenses:
Direct operating expenses	153	72	111	—	336	—	—	—	336
Unallocated shared services expenses	—	—	—	127	127	—	—	—	127
Operating expenses	153	72	111	127	463	—	—	—	463
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	11	11	11
Restructuring/other reorganization expenses	—	—	—	6	6	—	—	—	6
Total expenses	153	72	111	133	469	—	11	11	480
Income (loss) before income tax expense (benefit)	345	186	11	(186)	356	—	(317)	(317)	39
Income tax expense (benefit)(2)	82	43	3	(44)	84	—	(64)	(64)	20
Net income (loss)	$263	$143	$8	$(142)	$272	$—	$(253)	$(253)	$19

(1)	Core Earnings adjustments to GAAP:
	Six Months Ended June 30, 2020
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(53)	$—	$(53)
Total other income (loss)	(253)	—	(253)
Goodwill and acquired intangible asset impairment and amortization	—	11	11
Total Core Earnings adjustments to GAAP	$(306)	$(11)	(317)
Income tax expense (benefit)			(64)
Net income (loss)			$(253)
(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Core Earnings net income	$165	$179	$469	$272
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	30	(59)	121	(306)
Net impact of goodwill and acquired intangible assets	(5)	(5)	(10)	(11)
Net income tax effect	(5)	10	(25)	64
Total Core Earnings adjustments to GAAP	20	(54)	86	(253)
GAAP net income	$185	$125	$555	$19

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Core Earnings derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$(10)	$(30)	$26	$(253)
Plus: Gains (losses) on fair value hedging activity included in interest expense	16	(6)	61	(15)
Total gains(losses)	6	(36)	87	(268)
Plus: Reclassification of settlement expense (income) on derivative and hedging activities, net(1)	26	(12)	38	(16)
Mark-to-market gains (losses) on derivative and hedging activities, net(2)	32	(48)	125	(284)
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	(10)	(14)	(20)	(28)
Other derivative accounting adjustments(3)	8	3	16	6
Total net impact of derivative accounting	$30	$(59)	$121	$(306)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(24)	$(13)	$(48)	$(16)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	(2)	25	(3)	32
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	—	13	—
Total reclassifications of settlements on derivative and hedging activities	$(26)	$12	$(38)	$16

(2)	“Mark-to-market gains (losses) on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Floor Income Contracts	$21	$(10)	$58	$(190)
Basis swaps	(1)	(21)	4	12
Foreign currency hedges	15	6	45	16
Other	(3)	(23)	18	(122)
Total mark-to-market gains (losses) on derivative and hedging activities, net	$32	$(48)	$125	$(284)

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of June 30, 2021, derivative accounting has decreased GAAP equity by approximately $459 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Beginning impact of derivative accounting on GAAP equity	$(499)	$(629)	$(616)	$(235)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	40	(63)	157	(457)
Ending impact of derivative accounting on GAAP equity	$(459)	$(692)	$(459)	$(692)

(1)	Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Total pre-tax net impact of derivative accounting recognized in net income(2)	$30	$(59)	$121	$(306)
Tax and other impacts of derivative accounting adjustments	(7)	13	(29)	75
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	17	(17)	65	(226)
Net impact of net mark-to-market gains (losses) under derivative accounting	$40	$(63)	$157	$(457)

(2)  See “Core Earnings derivative adjustments” table above.

Hedging Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into Core Earnings as of the respective period-ends are presented in the table below. These net premiums will be recognized in Core Earnings in future periods. As of June 30, 2021, the remaining term of the Floor Income Contracts was approximately 2 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on these hedges are recorded in accumulated other comprehensive income. Hedged Floor Income from these cash flow hedges that has not been recognized into Core Earnings and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in Core Earnings and GAAP in future periods and is presented net of tax. As of June 30, 2021, the remaining term of these pay-fixed interest rate swaps was approximately 6 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized

(Dollars in millions)	June 30, 2021	June 30, 2020
Unamortized net Floor premiums, net of tax	$24	$56
Unrecognized hedged Floor Income related to pay-fixed interest rate swaps, net of tax	312	398
Total hedged Floor Income, net of tax(1)(2)	$336	$454

(1)	$439 million and $593 million on a pre-tax basis as of June 30, 2021 and June 30, 2020, respectively.
(2)

Of the $336 million as of June 30, 2021, approximately $86 million, $118 million and $89 million will be recognized as part of Core Earnings net income in the remainder of 2021, 2022 and 2023, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Core Earnings goodwill and acquired intangible asset adjustments	$(5)	$(5)	$(10)	$(11)

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

The following table summarizes these expenses which are excluded:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Restructuring/other reorganization expenses	$2	$1	$8	$6
Regulatory-related expenses(1)	8	(2)	16	5
Total	$10	$(1)	$24	$11

(1)	Net of $10 million of insurance reimbursements for costs related to such matters for the three and six months ended June 30, 2020.

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

(Dollars in millions)	June 30, 2021	June 30, 2020
Navient Corporation's stockholders' equity	$2,701	$2,115
Less: Goodwill and acquired intangible assets	726	746
Tangible Equity	1,975	1,369
Less: Equity held for FFELP Loans	278	305
Adjusted Tangible Equity	$1,697	$1,064
Divided by:
Total assets	$83,348	$91,045
Less:
Goodwill and acquired intangible assets	726	746
FFELP Loans	55,550	60,921
Adjusted tangible assets	$27,072	$29,378
Adjusted Tangible Equity Ratio(1)	6.3%	3.6%

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

(Dollars in millions)	June 30, 2021	June 30, 2020
Adjusted Tangible Equity (from above table)	$1,697	$1,064
Plus: ending impact of derivative accounting on GAAP equity	459	692
Pro forma Adjusted Tangible Equity	$2,156	$1,756
Divided by: adjusted tangible assets (from above table)	$27,072	$29,378
Pro forma Adjusted Tangible Equity Ratio	8.0%	6.0%

3.   Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses.  EBITDA for the Business Processing segment is calculated as:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Core Earnings pre-tax income	$38	$7	$72	$11
Plus:
Depreciation and amortization expense(1)	2	1	4	2
EBITDA	$40	$8	$76	$13
Divided by:
Total revenue	$130	$64	$255	$122
EBITDA margin	30%	13%	30%	10%

(1)	There is no interest expense in this segment.

Legal Proceedings

For a discussion of legal matters as of June 30, 2021, please refer to “Note 9 – Commitments and Contingencies” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Risk Factors

The risk factors disclosed in Part I—Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”) should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. For a discussion of our risk factors, please see the section entitled “Risk Factors” in our 2020 Annual Report on Form 10-K, as updated by the section entitled “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. These are not the only risks to which we are exposed.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at June 30, 2021 and 2020, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months. There is the possibility that the Federal Reserve may use negative interest rates if economic conditions warrant which could potentially affect the success of our asset and liability management activities and negatively affect our financial condition and results of operations.

	As of June 30, 2021		As of June 30, 2020
	Impact on Annual Earnings If:		Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities(1)	$(29)	$10	$(50)	$13
Mark-to-market gains (losses) on derivative and hedging activities	109	(144)	125	(205)
Increase (decrease) in income before taxes	$80	$(134)	$75	$(192)
Increase (decrease) in net income after taxes	$62	$(103)	$58	$(148)
Increase (decrease) in diluted earnings per common share	$.36	$(.61)	$.30	$(.76)

(1)	If decreasing interest rates by 100 basis points results in a negative interest rate, we assume the interest rate is 0% for this disclosure (as opposed to being a negative interest rate).

	At June 30, 2021
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$77,860	$(376)	—	$586	1%
Other earning assets	4,075	—	—	—	—
Other assets	3,998	(184)	(5)	272	7
Total assets gain/(loss)	$85,933	$(560)	(1)%	$858	1%
Liabilities
Interest-bearing liabilities	$80,267	$(361)	—%	$391	—%
Other liabilities	754	(164)	(22)	274	36
Total liabilities (gain)/loss	$81,021	$(525)	(1)%	$665	1%

	At December 31, 2020
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$81,579	$(419)	(1)%	$669	1%
Other earning assets	3,822	—	—	—	—
Other assets	4,227	(248)	(6)	300	7
Total assets gain/(loss)	$89,628	$(667)	(1)%	$969	1%
Liabilities
Interest-bearing liabilities	$83,345	$(373)	—%	$406	—%
Other liabilities	1,020	(274)	(27)	358	35
Total liabilities (gain)/loss	$84,365	$(647)	(1)%	$764	1%

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

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged FFELP Loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our variable rate assets being funded with fixed rate liabilities. Item (i) will generally cause income to decrease when interest rates increase and income to increase when interest rates decrease. Item (ii) has the opposite effect. The increase and decrease in income in both periods when interest rates increase and decrease 100 basis points is due primarily to item (i) above. The relative changes in the impacts between 2021 and 2020 related to an increase in interest rates is primarily a result of item (ii) having a larger partially offsetting impact in 2021 compared to 2020.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2021. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.7	$—	$2.7
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	1.7	—	1.7
Prime	monthly	5.8	—	5.8
3-month LIBOR	quarterly	.3	24.7	(24.4)
3-month LIBOR(2)	monthly	—	.6	(.6)
3-month LIBOR(2)	daily	—	.2	(.2)
1-month LIBOR	monthly	3.9	32.7	(28.8)
1-month LIBOR	daily	52.5	—	52.5
Non-Discrete reset(2)(3)	monthly	—	3.9	(3.9)
Non-Discrete reset(4)	daily/weekly	4.0	.3	3.7
Fixed Rate(5)		12.0	20.9	(8.9)
Total		$83.3	$83.3	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding includes loan repurchase facilities.
(3)	Funding consists of auction rate ABS and ABCP facilities.
(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

Core Earnings Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.7	$—	$2.7
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	1.7	—	1.7
Prime	monthly	5.8	—	5.8
3-month LIBOR	quarterly	.3	5.4	(5.1)
3-month LIBOR(2)	monthly	—	.6	(.6)
3-month LIBOR(2)	daily	—	.2	(.2)
1-month LIBOR	monthly	3.9	50.9	(47.0)
1-month LIBOR	daily	52.5	—	52.5
Non-Discrete reset(2)(3)	monthly	—	3.9	(3.9)
Non-Discrete reset(4)	daily/weekly	4.0	.3	3.7
Fixed Rate(5)		11.8	21.8	(10.0)
Total		$83.1	$83.1	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding includes loan repurchase facilities.
(3)	Funding consists of auction rate ABS and ABCP facilities.
(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchases of shares of our common stock in the three months ended June 30, 2021.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 — April 30, 2021	4.4	$15.05	4.4	$435
May 1 — May 31, 2021	4.2	17.30	3.7	$371
June 1 — June 30, 2021	3.7	19.06	3.7	$300
Total second-quarter 2021	12.3	$17.03	11.8

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

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2021. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
FFELP Loans (net of allowance for losses of $277 and $288, respectively)	$55,550	$58,284
Private Education Loans (net of allowance for losses of $976 and $1,089, respectively)	19,725	21,079
Investments
Held-to-maturity	88	15
Other	225	270
Total investments	313	285
Cash and cash equivalents	1,453	1,183
Restricted cash and cash equivalents	2,309	2,354
Goodwill and acquired intangible assets, net	726	735
Other assets	3,272	3,492
Total assets	$83,348	$87,412
Liabilities
Short-term borrowings	$4,068	$6,613
Long-term borrowings	75,814	77,332
Other liabilities	754	1,020
Total liabilities	80,636	84,965
Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 458 million and 454 million shares issued, respectively	4	4
Additional paid-in capital	3,268	3,226
Accumulated other comprehensive loss (net of tax benefit of $68 and $90, respectively)	(209)	(274)
Retained earnings	3,828	3,331
Total Navient Corporation stockholders’ equity before treasury stock	6,891	6,287
Less: Common stock held in treasury at cost: 290 million and 267 million shares, respectively	(4,190)	(3,854)
Total Navient Corporation stockholders’ equity	2,701	2,433
Noncontrolling interest	11	14
Total equity	2,712	2,447
Total liabilities and equity	$83,348	$87,412

Supplemental information — assets and liabilities of consolidated variable interest entities:

	June 30, 2021	December 31, 2020
FFELP Loans	$55,228	$58,068
Private Education Loans	17,324	18,658
Restricted cash	2,275	2,322
Other assets, net	1,579	1,420
Short-term borrowings	2,026	5,595
Long-term borrowings	68,850	68,900
Net assets of consolidated variable interest entities	$5,530	$5,973

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
FFELP Loans	$365	$455	$737	$1,025
Private Education Loans	295	362	614	767
Cash and investments	1	2	1	15
Total interest income	661	819	1,352	1,807
Total interest expense	339	519	667	1,234
Net interest income	322	300	685	573
Less: provisions for loan losses	(1)	44	(88)	139
Net interest income after provisions for loan losses	323	256	773	434
Other income (loss):
Servicing revenue	50	52	102	109
Asset recovery and business processing revenue	142	102	281	212
Other income (loss)	4	9	5	17
Gains on sales of loans	2	—	78	—
Losses on debt repurchases	(12)	—	(12)	—
Gains (losses) on derivative and hedging activities, net	(10)	(30)	26	(253)
Total other income (loss)	176	133	480	85
Expenses:
Salaries and benefits	142	117	292	241
Other operating expenses	110	96	218	222
Total operating expenses	252	213	510	463
Goodwill and acquired intangible asset impairment and amortization expense	5	5	10	11
Restructuring/other reorganization expenses	2	1	8	6
Total expenses	259	219	528	480
Income before income tax expense	240	170	725	39
Income tax expense	55	45	170	20
Net income	$185	$125	$555	$19
Basic earnings per common share	$1.07	$.65	$3.12	$.10
Average common shares outstanding	174	194	178	197
Diluted earnings per common share	$1.05	$.64	$3.08	$.10
Average common and common equivalent shares outstanding	176	195	180	198
Dividends per common share	$.16	$.16	$.32	$.32

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$185	$125	$555	$19
Net changes in cash flow hedges, net of taxes(1)	17	(17)	65	(226)
Total comprehensive income (loss)	$202	$108	$620	$(207)

(1)	See “Note 4 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at March 31, 2020	453,366,433	(259,534,353)	193,832,080	$4	$3,212	$(300)	$2,905	$(3,786)	$2,035	$13	$2,048
Comprehensive income (loss):
Net income	—	—	—	—	—	—	125	—	125	—	125
Other comprehensive income (loss), net of tax	—	—	—	—	—	(17)	—	—	(17)	—	(17)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	108	—	108
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(31)	—	(31)	—	(31)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	90,689	—	90,689	—	1	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	2	—	—	—	2	—	2
Common stock repurchased	—	—	—	—	—	—	—	—	—	—	—
Shares repurchased related to employee stock-based compensation plans	—	(4,125)	(4,125)	—	—	—	—	—	—	—	—
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2020	453,457,122	(259,538,478)	193,918,644	$4	$3,215	$(317)	$2,999	$(3,786)	$2,115	$11	$2,126

Balance at March 31, 2021	457,403,561	(277,890,279)	179,513,282	$4	$3,255	$(226)	$3,670	$(3,980)	$2,723	$14	$2,737
Comprehensive income (loss):
Net income	—	—	—	—	—	—	185	—	185	—	185
Other comprehensive income (loss), net of tax	—	—	—	—	—	17	—	—	17	—	17
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	202	—	202
Cash dividends:	—
Common stock ($.16 per share)	—	—	—	—	—	—	(27)	—	(27)	—	(27)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	641,126	—	641,126	—	10	—	—	—	10	—	10
Stock-based compensation expense	—	—	—	—	3	—	—	—	3	—	3
Common stock repurchased	—	(11,754,640)	(11,754,640)	—	—	—	—	(200)	(200)	—	(200)
Shares repurchased related to employee stock-based compensation plans	—	(559,580)	(559,580)	—	—	—	—	(10)	(10)	—	(10)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2021	458,044,687	(290,204,499)	167,840,188	$4	$3,268	$(209)	$3,828	$(4,190)	$2,701	$11	$2,712

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2019	451,094,879	(235,658,196)	215,436,683	$4	$3,198	$(91)	$3,664	$(3,439)	$3,336	$13	$3,349
Cumulative adjustment for the adoption of ASU No. 2016-13	—	—	—	—	—	—	(620)	—	(620)	—	(620)
Comprehensive income (loss):
Net income	—	—	—	—	—	—	19	—	19	—	19
Other comprehensive income (loss), net of tax	—	—	—	—	—	(226)	—	—	(226)	—	(226)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(207)	—	(207)
Cash dividends:
Common stock ($.32 per share)	—	—	—	—	—	—	(62)	—	(62)	—	(62)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	2,362,243	—	2,362,243	—	6	—	—	—	6	—	6
Stock-based compensation expense	—	—	—	—	11	—	—	—	11	—	11
Common stock repurchased	—	(22,975,880)	(22,975,880)	—	—	—	—	(335)	(335)	—	(335)
Shares repurchased related to employee stock-based compensation plans	—	(904,402)	(904,402)	—	—	—	—	(12)	(12)	—	(12)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2020	453,457,122	(259,538,478)	193,918,644	$4	$3,215	$(317)	$2,999	$(3,786)	$2,115	$11	$2,126

Balance at December 31, 2020	453,778,975	(267,476,521)	186,302,454	$4	$3,226	$(274)	$3,331	$(3,854)	$2,433	$14	$2,447
Comprehensive income (loss):
Net income	—	—	—	—	—	—	555	—	555	—	555
Other comprehensive income (loss), net of tax	—	—	—	—	—	65	—	—	65	—	65
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	620	—	620
Cash dividends:	—
Common stock ($.32 per share)	—	—	—	—	—	—	(56)	—	(56)	—	(56)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	4,265,712	—	4,265,712	—	29	—	—	—	29	—	29
Stock-based compensation expense	—	—	—	—	13	—	—	—	13	—	13
Common stock repurchased	—	(19,932,740)	(19,932,740)	—	—	—	—	(300)	(300)	—	(300)
Shares repurchased related to employee stock-based compensation plans	—	(2,795,238)	(2,795,238)	—	—	—	—	(36)	(36)	—	(36)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2021	458,044,687	(290,204,499)	167,840,188	$4	$3,268	$(209)	$3,828	$(4,190)	$2,701	$11	$2,712

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$555	$19
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) on sales of education loans	(78)	—
Losses on debt repurchases	12	—
Goodwill and acquired intangible asset impairment and amortization expense	10	11
Stock-based compensation expense	13	11
Mark-to-market (gains) losses on derivative and hedging activities, net	(234)	471
Provisions for loan losses	(88)	139
Decrease (increase) in accrued interest receivable	33	(45)
(Decrease) in accrued interest payable	(27)	(76)
Decrease in other assets	126	161
Increase (decrease) in other liabilities	11	(96)
Total adjustments	(222)	576
Total net cash provided by operating activities	333	595
Investing activities
Education loans acquired and originated	(3,050)	(2,170)
Proceeds from payments on education loans	5,643	5,678
Proceeds from sales of education loans	1,588	—
Other investing activities, net	38	(116)
Total net cash provided by investing activities	4,219	3,392
Financing activities
Borrowings collateralized by loans in trust - issued	3,971	3,277
Borrowings collateralized by loans in trust - repaid	(5,577)	(5,711)
Asset-backed commercial paper conduits, net	(2,201)	(659)
Long-term unsecured notes issued	495	682
Long-term unsecured notes repaid	(782)	(719)
Other financing activities, net	123	(252)
Common stock repurchased	(300)	(335)
Common dividends paid	(56)	(62)
Total net cash used in financing activities	(4,327)	(3,779)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	225	208
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	3,537	3,781
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,762	$3,989
Cash disbursements made (refunds received) for:
Interest	$723	$1,214
Income taxes paid	$96	$3
Income taxes received	$—	$—
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$1,453	$1,632
Restricted cash and restricted cash equivalents	2,309	2,357
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,762	$3,989
Supplemental cash flow information:
Noncash activity:
Investing activity - Held-to-maturity asset backed securities retained related to sales of education loans	$83	$—
Operating activity - Servicing assets recognized upon sales of education loans	$21	$—

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (VIEs) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2020 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2020 Form 10-K.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses

Allowance for Loan Losses Metrics

	Three Months Ended June 30, 2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$282	$992	$1,274
Provision:
Reversal of allowance related to loan sales(1)	—	(5)	(5)
Remaining provision	—	4	4
Total provision	—	(1)	(1)
Charge-offs(2)	(5)	(35)	(40)
Decrease in expected future recoveries on charged-off loans(3)	—	20	20
Allowance at end of period	277	976	1,253
Plus: expected future recoveries on charged-off loans(3)	—	434	434
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$277	$1,410	$1,687
Charge-offs as a percentage of average loans in repayment (annualized)	.04%	.71%
Allowance coverage of charge-offs (annualized)(4)	15.5	10.0
Allowance as a percentage of the ending total loan balance(4)	.5%	6.8%
Allowance as a percentage of ending loans in repayment(4)	.6%	7.2%
Ending total loans	$55,827	$20,701
Average loans in repayment	$46,348	$19,667
Ending loans in repayment	$45,854	$19,692

(1)	In connection with the sale of approximately $30 million of Private Education Loans.
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

Three Months Ended June 30,
(Dollars in millions)	2021
Beginning of period expected recoveries	$454
Expected future recoveries of current period defaults	5
Recoveries	(22)
Charge-offs	(3)
End of period expected recoveries	$434
Change in balance during period	$(20)

(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Three Months Ended June 30, 2020
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans
Allowance at beginning of period	$311	$1,083	$1,394
Total provision	3	41	44
Charge-offs(1)	(12)	(48)	(60)
Decrease in expected future recoveries on charged-off loans(2)	—	22	22
Allowance at end of period	302	1,098	1,400
Plus: expected future recoveries on charged-off loans(2)	—	549	549
Allowance at end of period excluding expected future recoveries on charged-off loans(3)	$302	$1,647	$1,949
Charge-offs as a percentage of average loans in repayment (annualized)	.11%	.97%
Allowance coverage of charge-offs (annualized)(3)	6.3	8.6
Allowance as a percentage of the ending total loan balance(3)	.5%	7.3%
Allowance as a percentage of ending loans in repayment(3)	.7%	8.2%
Ending total loans	$61,223	$22,560
Average loans in repayment	$44,144	$19,731
Ending loans in repayment	$42,640	$20,201

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

Three Months Ended June 30,
(Dollars in millions)	2020
Beginning of period expected recoveries	$571
Expected future recoveries of current period defaults	9
Recoveries	(28)
Charge-offs	(3)
End of period expected recoveries	$549
Change in balance during period	$(22)
(3)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$288	$1,089	$1,377
Provision:
Reversal of allowance related to loan sales(1)	—	(107)	(107)
Remaining provision	—	19	19
Total provision	—	(88)	(88)
Charge-offs(2)	(11)	(70)	(81)
Decrease in expected future recoveries on charged-off loans(3)	—	45	45
Allowance at end of period	277	976	1,253
Plus: expected future recoveries on charged-off loans(3)	—	434	434
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$277	$1,410	$1,687
Charge-offs as a percentage of average loans in repayment (annualized)	.05%	.70%
Allowance coverage of charge-offs (annualized)(4)	12.5	10.0
Allowance as a percentage of the ending total loan balance(4)	.5%	6.8%
Allowance as a percentage of ending loans in repayment(4)	.6%	7.2%
Ending total loans	$55,827	$20,701
Average loans in repayment	$46,694	$20,272
Ending loans in repayment	$45,854	$19,692

(1)	In connection with the sale of approximately $1.6 billion of Private Education Loans.
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

Six Months Ended June 30,
(Dollars in millions)	2021
Beginning of period expected recoveries	$479
Expected future recoveries of current period defaults	10
Recoveries	(47)
Charge-offs	(8)
End of period expected recoveries	$434
Change in balance during period	$(45)
(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2020
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans
Allowance as of December 31, 2019	$64	$1,048	$1,112
Transition adjustment made under CECL on January 1, 2020(1)	260	(3)	257
Allowance as of January 1, 2020 after transition adjustment to CECL	324	1,045	1,369
Total provision	9	130	139
Charge-offs(2)	(31)	(116)	(147)
Decrease in expected future recoveries on charged-off loans(3)	—	39	39
Allowance at end of period	302	1,098	1,400
Plus: expected future recoveries on charged-off loans(3)	—	549	549
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$302	$1,647	$1,949
Charge-offs as a percentage of average loans in repayment (annualized)	.13%	1.13%
Allowance coverage of charge-offs (annualized)(4)	4.8	7.1
Allowance as a percentage of the ending total loan balance(4)	.5%	7.3%
Allowance as a percentage of ending loans in repayment(4)	.7%	8.2%
Ending total loans	$61,223	$22,560
Average loans in repayment	$48,302	$20,666
Ending loans in repayment	$42,640	$20,201

(1)	For a further discussion of our adoption of CECL, see “Note 2 – Significant Accounting Policies” in our 2020 Annual Report on Form 10-K.
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

Six Months Ended June 30,
(Dollars in millions)	2020
Beginning of period expected recoveries	$588
Expected future recoveries of current period defaults	22
Recoveries	(57)
Charge-offs	(4)
End of period expected recoveries	$549
Change in balance during period	$(39)
(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for customers experiencing financial difficulty. Certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 73% and 72% of the loans granted forbearance have qualified as a TDR loan at June 30, 2021 and December 31, 2020, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction program as of June 30, 2021 and December 31, 2020 was $802 million and $948 million, respectively.

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Modified loans	$29	$70	$69	$165
Charge-offs	$27	$35	$53	$93
Payment default	$4	$11	$9	$32

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

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

	FFELP Loan Delinquencies
	June 30, 2021		December 31, 2020		June 30, 2020
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,576		$2,791		$3,130
Loans in forbearance(2)	7,397		7,725		15,453
Loans in repayment and percentage of each status:
Loans current	42,026	91.7%	43,623	90.8%	39,152	91.8%
Loans delinquent 31-60 days(3)	1,398	3.0	1,374	2.9	1,222	2.9
Loans delinquent 61-90 days(3)	685	1.5	836	1.7	657	1.5
Loans delinquent greater than 90 days(3)	1,745	3.8	2,223	4.6	1,609	3.8
Total FFELP Loans in repayment	45,854	100%	48,056	100%	42,640	100%
Total FFELP Loans	55,827		58,572		61,223
FFELP Loan allowance for losses	(277)		(288)		(302)
FFELP Loans, net	$55,550		$58,284		$60,921
Percentage of FFELP Loans in repayment		82.1%		82.0%		69.6%
Delinquencies as a percentage of FFELP Loans in repayment		8.3%		9.2%		8.2%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		13.9%		13.8%		26.6%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

   Loan type:

(Dollars in millions)	June 30, 2021	June 30, 2020	Change
Stafford Loans	$16,996	$18,364	$(1,368)
Consolidation Loans	34,011	37,829	(3,818)
Rehab Loans	4,820	5,030	(210)
Total	$55,827	$61,223	$(5,396)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	June 30, 2021
(Dollars in millions)	June 30, 2021	2020	2019	2018	2017	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$2,713	$2,517	$2,291	$839	$259	$10,467	$19,086	92%
Below 640	15	9	31	20	8	1,532	$1,615	8
Total	$2,728	$2,526	$2,322	$859	$267	$11,999	$20,701	100%
Loan Status:
In-school/grace/ deferment/forbearance	$12	$29	$37	$19	$7	$905	$1,009	5%
Current/90 days or less delinquent	2,716	2,496	2,283	839	259	10,906	19,499	94
Greater than 90 days delinquent	—	1	2	1	1	188	193	1
Total	$2,728	$2,526	$2,322	$859	$267	$11,999	$20,701	100%
Seasoning(1):
1-12 payments	$2,720	$1,497	$50	$6	$2	$152	$4,427	22%
13-24 payments	—	1,010	1,869	27	4	181	3,091	15
25-36 payments	—	—	381	621	16	297	1,315	6
37-48 payments	—	—	—	195	197	463	855	4
More than 48 payments	—	—	—	—	46	10,564	10,610	51
Loans in-school/ grace/deferment	8	19	22	10	2	342	403	2
Total	$2,728	$2,526	$2,322	$859	$267	$11,999	$20,701	100%
TDR Status:
TDR	$—	$3	$20	$26	$30	$7,504	$7,583	37%
Non-TDR	2,728	2,523	2,302	833	237	4,495	13,118	63
Total	$2,728	$2,526	$2,322	$859	$267	$11,999	$20,701	100%
Cosigners:
With cosigner(2)	$8	$36	$13	$1	$39	$7,883	$7,980	39%
Without cosigner	2,720	2,490	2,309	858	228	4,116	12,721	61
Total	$2,728	$2,526	$2,322	$859	$267	$11,999	$20,701	100%
School Type:
Not-for-profit	$2,583	$2,412	$2,166	$792	$256	$9,960	$18,169	88%
For-profit	145	114	156	67	11	2,039	2,532	12
Total	$2,728	$2,526	$2,322	$859	$267	$11,999	$20,701	100%
Allowance for loan losses							(976)
Total loans, net							$19,725

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at June 30, 2021.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators by Origination Year
	June 30, 2020
(Dollars in millions)	June 30, 2020	2019	2018	2017	2016	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$2,028	$3,831	$1,368	$445	$94	$12,346	$20,112	89%
Below 640	8	40	27	11	3	2,359	2,448	11
Total	$2,036	$3,871	$1,395	$456	$97	$14,705	$22,560	100%
Loan Status:
In-school/grace/ deferment/forbearance	$89	$180	$80	$28	$8	$1,974	$2,359	10%
Current/90 days or less delinquent	1,947	3,690	1,313	427	89	12,525	19,991	89
Greater than 90 days delinquent	—	1	2	1	—	206	210	1
Total	$2,036	$3,871	$1,395	$456	$97	$14,705	$22,560	100%
Seasoning(1):
1-12 payments	$2,032	$3,203	$14	$2	$—	$214	$5,465	24%
13-24 payments	—	651	1,017	14	2	283	1,967	9
25-36 payments	—	—	352	350	6	465	1,173	5
37-48 payments	—	—	—	86	86	698	870	4
More than 48 payments	—	—	—	—	2	12,571	12,573	56
Loans in-school/ grace/deferment	4	17	12	4	1	474	512	2
Total	$2,036	$3,871	$1,395	$456	$97	$14,705	$22,560	100%
TDR Status:
TDR	$—	$5	$21	$31	$12	$8,679	$8,748	39%
Non-TDR	2,036	3,866	1,374	425	85	6,026	13,812	61
Total	$2,036	$3,871	$1,395	$456	$97	$14,705	$22,560	100%
Cosigners:
With cosigner(2)	$2	$14	$1	$58	$26	$9,641	$9,742	43%
Without cosigner	2,034	3,857	1,394	398	71	5,064	12,818	57
Total	$2,036	$3,871	$1,395	$456	$97	$14,705	$22,560	100%
School Type:
Not-for-profit	$1,918	$3,618	$1,292	$436	$96	$12,155	$19,515	86%
For-profit	118	253	103	20	1	2,550	3,045	14
Total	$2,036	$3,871	$1,395	$456	$97	$14,705	$22,560	100%
Allowance for loan losses							(1,098)
Total loans, net							$21,462

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at June 30, 2020.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	TDRs
	June 30, 2021		December 31, 2020		June 30, 2020
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$220		$280		$293
Loans in forbearance(2)	517		703		1,253
Loans in repayment and percentage of each status:
Loans current	6,387	93.3%	6,952	93.4%	6,827	94.8%
Loans delinquent 31-60 days(3)	186	2.7	185	2.5	110	1.5
Loans delinquent 61-90 days(3)	95	1.4	114	1.5	77	1.1
Loans delinquent greater than 90 days(3)	178	2.6	197	2.6	188	2.6
Total TDR loans in repayment	6,846	100%	7,448	100%	7,202	100%
Total TDR loans	7,583		8,431		8,748
TDR loans allowance for losses	(826)		(929)		(933)
TDR loans, net	$6,757		$7,502		$7,815
Percentage of TDR loans in repayment		90.3%		88.3%		82.3%
Delinquencies as a percentage of TDR loans in repayment		6.7%		6.6%		5.2%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		7.0%		8.6%		14.8%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)
	Private Education Loan Delinquencies
	Non-TDRs
	June 30, 2021		December 31, 2020		June 30, 2020
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$183		$203		$219
Loans in forbearance(2)	89		141		594
Loans in repayment and percentage of each status:
Loans current	12,800	99.6%	13,335	99.6%	12,948	99.6%
Loans delinquent 31-60 days(3)	22	.2	26	.2	18	.1
Loans delinquent 61-90 days(3)	9	.1	12	.1	11	.1
Loans delinquent greater than 90 days(3)	15	.1	20	.1	22	.2
Total non-TDR loans in repayment	12,846	100%	13,393	100%	12,999	100%
Total non-TDR loans	13,118		13,737		13,812
Non-TDR loans allowance for losses	(150)		(160)		(165)
Non-TDR loans, net	$12,968		$13,577		$13,647
Percentage of non-TDR loans in repayment		97.9%		97.5%		94.1%
Delinquencies as a percentage of non-TDR loans in repayment		.4%		.4%		.4%
Loans in forbearance as a percentage of non- TDR loans in repayment and forbearance		.7%		1.0%		4.4%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

3.   Borrowings

The following table summarizes our borrowings.

	June 30, 2021			December 31, 2020
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,658	$6,465	$8,123	$677	$7,714	$8,391
Total unsecured borrowings	1,658	6,465	8,123	677	7,714	8,391
Secured borrowings:
FFELP Loan securitizations(2)	—	54,000	54,000	—	54,697	54,697
Private Education Loan securitizations(3)	832	13,154	13,986	960	13,891	14,851
FFELP Loan ABCP facilities	—	462	462	2,053	479	2,532
Private Education Loan ABCP facilities	1,194	1,259	2,453	2,582	—	2,582
Other(4)	354	—	354	337	—	337
Total secured borrowings	2,380	68,875	71,255	5,932	69,067	74,999
Total before hedge accounting adjustments	4,038	75,340	79,378	6,609	76,781	83,390
Hedge accounting adjustments	30	474	504	4	551	555
Total	$4,068	$75,814	$79,882	$6,613	$77,332	$83,945

(1)

Includes principal amount of $1.7 billion and $678 million of short-term debt as of June 30, 2021 and December 31, 2020, respectively. Includes principal amount of $6.5 billion and $7.8 billion of long-term debt as of June 30, 2021 and December 31, 2020, respectively.

(2)

Includes $155 million and $157 million of long-term debt related to the FFELP Loan asset-backed securitization repurchase facilities (“FFELP Loan Repurchase Facilities”) as of June 30, 2021 and December 31, 2020, respectively.

(3)

Includes $832 million and $960 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Private Education Loan Repurchase Facilities”) as of June 30, 2021 and December 31, 2020, respectively. Includes $0 and $260 million of long-term debt related to the Private Education Loan Repurchase Facilities as of June 30, 2021 and December 31, 2020, respectively.

(4)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

3.   Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of June 30, 2021 and December 31, 2020, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	June 30, 2021
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$54,000	$54,000	$54,773	$1,641	$1,479	$57,893
Private Education Loan securitizations	832	13,154	13,986	14,830	551	172	15,553
FFELP Loan ABCP facilities	—	462	462	455	9	17	481
Private Education Loan ABCP facilities	1,194	1,259	2,453	2,494	74	27	2,595
Total before hedge accounting adjustments	2,026	68,875	70,901	72,552	2,275	1,695	76,522
Hedge accounting adjustments	—	(25)	(25)	—	—	(116)	(116)
Total	$2,026	$68,850	$70,876	$72,552	$2,275	$1,579	$76,406

	December 31, 2020
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$54,697	$54,697	$55,535	$1,606	$1,438	$58,579
Private Education Loan securitizations	960	13,891	14,851	15,823	606	187	16,616
FFELP Loan ABCP facilities	2,053	479	2,532	2,533	36	76	2,645
Private Education Loan ABCP facilities	2,582	—	2,582	2,835	74	27	2,936
Total before hedge accounting adjustments	5,595	69,067	74,662	76,726	2,322	1,728	80,776
Hedge accounting adjustments	—	(167)	(167)	—	—	(308)	(308)
Total	$5,595	$68,900	$74,495	$76,726	$2,322	$1,420	$80,468

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

4.   Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(4)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$260	$323	$3	$6	$263	$329
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	13	28	—	—	13	28
Total derivative assets(2)		—	—	273	351	3	6	276	357
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	—	(9)	(14)	(9)	(14)
Floor Income Contracts	Interest rate	—	—	—	—	(139)	(197)	(139)	(197)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(121)	(322)	—	—	(121)	(322)
Other(3)	Interest rate	—	—	—	—	—	—	—	—
Total derivative liabilities(2)		—	—	(121)	(322)	(148)	(211)	(269)	(533)
Net total derivatives		$—	$—	$152	$29	$(145)	$(205)	$7	$(176)

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

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Gross position	$276	$357	$(269)	$(533)
Impact of master netting agreements	(30)	(50)	30	50
Derivative values with impact of master netting agreements (as carried on balance sheet)	246	307	(239)	(483)
Cash collateral (held) pledged	(285)	(336)	183	234
Net position	$(39)	$(29)	$(56)	$(249)

(3)	“Other” includes derivatives related to our Total Return Swap Facility.
(4)	The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of June 30, 2021		As of December 31, 2020
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$1,685	$30	$631	$4
Long-term borrowings	$8,271	$465	$11,017	$541

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

4.   Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at June 30, 2021 and December 31, 2020 by $5 million and $8 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at June 30, 2021 and December 31, 2020 by $3 million and $5 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020	Jun 30, 2021	Dec 31, 2020
Notional Values:
Interest rate swaps	$16.4	$16.7	$7.3	$7.5	$31.2	$26.8	$54.9	$51.0
Floor Income Contracts	—	—	—	—	12.5	17.0	12.5	17.0
Cross-currency interest rate swaps	—	—	2.2	3.7	—	—	2.2	3.7
Total derivatives	$16.4	$16.7	$9.5	$11.2	$43.7	$43.8	$69.6	$71.7

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$22	$15	$(175)	$424
Gains (losses) recognized in net income on hedged items	(21)	(27)	191	(455)
Net fair value hedge ineffectiveness gains (losses)	1	(12)	16	(31)
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	117	60	186	(31)
Gains (losses) recognized in net income on hedged items	(102)	(54)	(141)	47
Net fair value hedge ineffectiveness gains (losses)	15	6	45	16
Total fair value hedges(1)(2)	16	(6)	61	(15)
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—	—
Trading:
Interest rate swaps	(7)	(6)	15	(47)
Floor income contracts	(3)	(24)	11	(206)
Cross currency interest rate swaps	—	—	—	—
Other	—	—	—	—
Total trading derivatives(3)	(10)	(30)	26	(253)
Mark-to-market gains (losses) recognized	$6	$(36)	$87	$(268)

(1)	Recorded in interest expense in the consolidated statements of income.
(2)	The accrued interest income (expense) on fair value hedges and cash flow hedges is recorded in interest expense and is excluded from this table.
(3)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

4.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Total gains (losses) on cash flow hedges	$(5)	$(28)	$22	$(237)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	22	11	43	11
Net changes in cash flow hedges, net of tax	$17	$(17)	$65	$(226)

(1)	Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties:

(Dollars in millions)	June 30, 2021	December 31, 2020
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$285	$336
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	45	78
Total collateral held	$330	$414
Derivative asset at fair value including accrued interest	$293	$351
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$183	$234
Total collateral pledged	$183	$234
Derivative liability at fair value including accrued interest and premium receivable	$254	$504

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $121 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings. At June 30, 2021 and December 31, 2020, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $14 million and $13 million, respectively. The trusts are not required to post collateral to the counterparties. At June 30, 2021 and December 31, 2020, the net positive exposure on swaps in securitization trusts was $13 million and $28 million, respectively.

The table below highlights credit exposure related to our derivative counterparties at June 30, 2021.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$14	$13
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	17%	—%

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

5.   Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	June 30, 2021	December 31, 2020
Accrued interest receivable	$1,889	$1,933
Benefit and insurance-related investments	467	469
Income tax asset, net	358	454
Derivatives at fair value	246	307
Accounts receivable	129	118
Fixed assets, net	113	116
Other	70	95
Total	$3,272	$3,492

6.   Stockholders’ Equity

The following table summarizes common share repurchases, issuances and dividends paid.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share amounts)	2021	2020	2021	2020
Common stock repurchased(1)	11.8	—	19.9	23.0
Common stock repurchased (in dollars)(1)	$200	$—	$300	$335
Average purchase price per share(1)	$17.02	$—	$15.05	$14.61
Remaining common stock repurchase authority(1)	$300	$665	$300	$665
Shares repurchased related to employee stock- based compensation plans(2)	.6	—	2.8	.9
Average purchase price per share(2)	$17.28	$—	$12.99	$13.66
Common shares issued(3)	.6	.1	4.3	2.4
Dividends paid	$27	$31	$56	$62
Dividends per share	$.16	$.16	$.32	$.32

(1)	Common shares purchased under our share repurchase program. Our board of directors authorized a $1 billion multi-year share repurchase program in October 2019.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on June 30, 2021 was $19.33.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

7.   Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Numerator:
Net income	$185	$125	$555	$19
Denominator:
Weighted average shares used to compute basic EPS	174	194	178	197
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	2	1	2	1
Dilutive potential common shares(2)	2	1	2	1
Weighted average shares used to compute diluted EPS	176	195	180	198
Basic earnings per common share	$1.07	$.65	$3.12	$.10
Diluted earnings per common share	$1.05	$.64	$3.08	$.10

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended June 30, 2021 and 2020, securities covering approximately 0 and 5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2021 and 2020, securities covering approximately 1 million and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the three and six months ended June 30, 2021, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

8.   Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During second quarter 2021 and 2020, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	June 30, 2021				December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	$—	$260	$3	$263	$—	$323	$6	$329
Cross-currency interest rate swaps	—	—	13	13	—	—	28	28
Total derivative assets(2)	—	260	16	276	—	323	34	357
Total	$—	$260	$16	$276	$—	$323	$34	$357
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$(9)	$(9)	$—	$—	$(14)	$(14)
Floor Income Contracts	—	(139)	—	(139)	—	(197)	—	(197)
Cross-currency interest rate swaps	—	—	(121)	(121)	—	—	(322)	(322)
Other	—	—	—	—	—	—	—	—
Total derivative liabilities(2)	—	(139)	(130)	(269)	—	(197)	(336)	(533)
Total	$—	$(139)	$(130)	$(269)	$—	$(197)	$(336)	$(533)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See "Note 4 – Derivative Financial Instruments" for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
(3)

Borrowings which are the hedged item in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

8.   Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended June 30,
	2021				2020
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(7)	$(225)	$—	$(232)	$(12)	$(666)	$—	$(678)
Total gains/(losses):
Included in earnings(1)	1	111	—	112	1	47	—	48
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	6	—	6	—	13	—	13
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(6)	$(108)	$—	$(114)	$(11)	$(606)	$—	$(617)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$1	$21	$—	$22	$1	$60	$—	$61

	Six Months Ended June 30,
	2021				2020
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(8)	$(294)	$—	$(302)	$(17)	$(575)	$(1)	$(593)
Total gains/(losses):
Included in earnings(1)	2	173	—	175	6	(65)	—	(59)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	13	—	13	—	34	1	35
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(6)	$(108)	$—	$(114)	$(11)	$(606)	$—	$(617)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$2	$(76)	$—	$(74)	$3	$(31)	$1	$(27)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Gains (losses) on derivative and hedging activities, net	$1	$1	$2	$6
Interest expense	111	47	173	(65)
Total	$112	$48	$175	$(59)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

8.   Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at June 30, 2021	Valuation Technique	Input	Range and Weighted Average
Derivatives
Prime/LIBOR basis swaps	$(6)	Discounted cash flow	Constant Prepayment Rate	9%
			Bid/ask adjustment to discount rate	.08%
Cross-currency interest rate swaps	(108)	Discounted cash flow	Constant Prepayment Rate	5%
Other	—
Total	$(114)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2021			December 31, 2020
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$57,002	$55,550	$1,452	$59,117	$58,284	$833
Private Education Loans	20,858	19,725	1,133	22,462	21,079	1,383
Cash and investments	4,075	4,075	—	3,822	3,822	—
Total earning assets	81,935	79,350	2,585	85,401	83,185	2,216
Interest-bearing liabilities
Short-term borrowings	4,111	4,068	(43)	6,626	6,613	(13)
Long-term borrowings	76,156	75,814	(342)	76,719	77,332	613
Total interest-bearing liabilities	80,267	79,882	(385)	83,345	83,945	600
Derivative financial instruments
Floor Income Contracts	(139)	(139)	—	(197)	(197)	—
Interest rate swaps	254	254	—	315	315	—
Cross-currency interest rate swaps	(108)	(108)	—	(294)	(294)	—
Other	—	—	—	—	—	—
Excess of net asset fair value over carrying value			$2,200			$2,816

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

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

Certain Cases

During the first quarter of 2016, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al. The plaintiffs filed their amended and consolidated complaint in September 2016. In September 2017, the Court granted the Navient defendants’ motion and dismissed the complaint in its entirety with leave to amend. The plaintiffs filed a second amended complaint with the court in November 2017 and the Navient defendants filed a motion to dismiss the second amended complaint in January 2018. In January 2019, the Court granted-in-part and denied-in-part the Navient defendants’ motion to dismiss. In July 2021, we filed a Motion for Summary judgement in the case. The Navient defendants deny the allegations and intend to vigorously defend against the allegation in this lawsuit.  Additionally, two putative class actions have been filed in the U.S. District Court for the District of New Jersey captioned Eli Pope v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian Lown, and Melvin Gross v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian M. Lown, both of which allege violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. After the cases were consolidated by the Court in February 2018 under the caption In Re Navient Corporation Securities Litigation, the plaintiffs filed a consolidated amended complaint in April 2018 and the Company filed a motion to dismiss in June 2018. In December 2019, the Court denied the Company’s motion to dismiss. The Company continues to deny the allegations and intends to vigorously defend itself.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also, as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. We expect these various indemnification claims to be resolved at a future date as the cases move toward conclusion. Navient has no reserves related to indemnification matters with SLM BankCo as of June 30, 2021.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

9.   Commitments and Contingencies (Continued)

OIG Audit

The Office of the Inspector General (the OIG) of ED commenced an audit regarding Special Allowance Payments (SAP) on September 10, 2007. In September 2013, we received the final audit determination of Federal Student Aid (the Final Audit Determination) on the final audit report issued by the OIG in August 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. In August 2016, we filed our notice of appeal to the Administrative Actions and Appeals Service Group of ED, and a hearing was held in April 2017. In March 2019, the administrative law judge hearing the appeal affirmed the audit’s findings, holding the then-existing Dear Colleague letter relied upon by the Company and other industry participants was inconsistent with the statutory framework creating the SAP rules applicable to loans funded by certain types of debt obligations at issue. We appealed the administrative law judge’s decision to the Secretary of Education given Navient’s adherence to ED-issued guidance and the potential impact on participants in any ED program student loan servicers if such guidance is deemed unreliable and may not be relied upon. In January 2021, the Acting Secretary of Education upheld the decision of the administrative law judge. In March 2021, we filed a complaint for declaratory judgment in federal court seeking to set aside the Acting Secretary’s decision. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. We filed a lawsuit in federal court challenging the Acting Secretary’s decision. That case is pending. The Company first established a reserve for this matter in 2014 and increased the reserve in 2020 in response to the decision by the Acting Secretary. We do not believe, at this time, that an adverse ruling will have a material effect on the Company as a whole.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

10.   Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

The following tables illustrate the disaggregation of revenue from contracts with customers accounted for under ASC 606 according to service type and client type by reportable operating segment.

Revenue by Service Type

	Three Months Ended June 30,
	2021			2020
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$4	$—	$4	$21	$—	$21
Government services	—	66	66	—	43	43
Healthcare services	—	64	64	—	21	21
Total	$4	$130	$134	$21	$64	$85

	Six Months Ended June 30,
	2021			2020
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$9	$—	$9	$51	$—	$51
Government services	—	129	129	—	77	77
Healthcare services	—	126	126	—	45	45
Total	$9	$255	$264	$51	$122	$173

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

10.   Revenue from Contracts with Customers Accounted for in Accordance with ASC 606 (Continued)

Revenue by Client Type

	Three Months Ended June 30,
	2021			2020
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$—	$6	$6	$11	$3	$14
Guarantor agencies	4	—	4	9	—	9
Other institutions	—	—	—	1	—	1
State and local government	—	46	46	—	29	29
Tolling authorities	—	14	14	—	11	11
Hospitals and other healthcare providers	—	64	64	—	21	21
Total	$4	$130	$134	$21	$64	$85

	Six Months Ended June 30,
	2021			2020
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue

Federal government	$1	$14	$15	$29	$8	$37
Guarantor agencies	8	—	8	21	—	21
Other institutions	—	—	—	1	—	1
State and local government	—	88	88	—	45	45
Tolling authorities	—	27	27	—	24	24
Hospitals and other healthcare providers	—	126	126	—	45	45
Total	$9	$255	$264	$51	$122	$173

As of June 30, 2021 and June 30, 2020, there was $97 million and $72 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

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

The following table includes asset information for our Federal Education Loans segment.

(Dollars in millions)	June 30, 2021	December 31, 2020
FFELP Loans, net	$55,550	$58,284
Cash and investments(1)	1,694	1,685
Other	2,138	2,241
Total assets	$59,382	$62,210

(1)	Includes restricted cash and investments.

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

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	June 30, 2021	December 31, 2020
Private Education Loans, net	$19,725	$21,079
Cash and investments(1)	878	828
Other	883	964
Total assets	$21,486	$22,871

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

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

At June 30, 2021 and December 31, 2020, the Business Processing segment had total assets of $416 million and $425 million, respectively.

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

At June 30, 2021 and December 31, 2020, the Other segment had total assets of $2.1 billion and $1.9 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

11.   Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended June 30, 2021
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$351	$295	$—	$—	$646	$24	$(10)	$14	$660
Cash and investments	—	—	—	1	1	—	—	—	1
Total interest income	351	295	—	1	647	24	(10)	14	661
Total interest expense	210	137	—	18	365	(2)	(24)	(26)	339
Net interest income (loss)	141	158	—	(17)	282	26	14	40	322
Less: provisions for loan losses	—	(1)	—	—	(1)	—	—	—	(1)
Net interest income (loss) after provisions for loan losses	141	159	—	(17)	283	26	14	40	323
Other income (loss):
Servicing revenue	47	3	—	—	50	—	—	—	50
Asset recovery and business processing revenue	12	—	130	—	142	—	—	—	142
Other income (loss)	2	—	—	2	4	(26)	16	(10)	(6)
Gains on sales of loans	—	2	—	—	2	—	—	—	2
Losses on debt repurchases	—	—	—	(12)	(12)	—	—	—	(12)
Total other income (loss)	61	5	130	(10)	186	(26)	16	(10)	176
Expenses:
Direct operating expenses	55	39	92	—	186	—	—	—	186
Unallocated shared services expenses	—	—	—	66	66	—	—	—	66
Operating expenses	55	39	92	66	252	—	—	—	252
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	5	5	5
Restructuring/other reorganization expenses	—	—	—	2	2	—	—	—	2
Total expenses	55	39	92	68	254	—	5	5	259
Income (loss) before income tax expense (benefit)	147	125	38	(95)	215	—	25	25	240
Income tax expense (benefit)(2)	34	29	9	(22)	50	—	5	5	55
Net income (loss)	$113	$96	$29	$(73)	$165	$—	$20	$20	$185

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$40	$—	$40
Total other income (loss)	(10)	—	(10)
Goodwill and acquired intangible asset impairment and amortization	—	5	5
Total Core Earnings adjustments to GAAP	$30	$(5)	25
Income tax expense (benefit)			5
Net income (loss)			$20

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

11.   Segment Reporting (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

11.   Segment Reporting (Continued)

	Six Months Ended June 30, 2021
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$709	$614	$—	$—	$1,323	$48	$(20)	$28	$1,351
Cash and investments	—	—	—	1	1	—	—	—	1
Total interest income	709	614	—	1	1,324	48	(20)	28	1,352
Total interest expense	424	287	—	36	747	(3)	(77)	(80)	667
Net interest income (loss)	285	327	—	(35)	577	51	57	108	685
Less: provisions for loan losses	—	(88)	—	—	(88)	—	—	—	(88)
Net interest income (loss) after provisions for loan losses	285	415	—	(35)	665	51	57	108	773
Other income (loss):
Servicing revenue	99	3	—	—	102	—	—	—	102
Asset recovery and business processing revenue	26	—	255	—	281	—	—	—	281
Other income (loss)	2	1	—	2	5	(38)	64	26	31
Gains on sales of loans	—	91	—	—	91	(13)	—	(13)	78
Losses on debt repurchases	—	—	—	(12)	(12)	—	—	—	(12)
Total other income (loss)	127	95	255	(10)	467	(51)	64	13	480
Expenses:
Direct operating expenses	117	79	183	—	379	—	—	—	379
Unallocated shared services expenses	—	—	—	131	131	—	—	—	131
Operating expenses	117	79	183	131	510	—	—	—	510
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	10	10	10
Restructuring/other reorganization expenses	—	—	—	8	8	—	—	—	8
Total expenses	117	79	183	139	518	—	10	10	528
Income (loss) before income tax expense (benefit)	295	431	72	(184)	614	—	111	111	725
Income tax expense (benefit)(2)	70	101	17	(43)	145	—	25	25	170
Net income (loss)	$225	$330	$55	$(141)	$469	$—	$86	$86	$555

(1)	Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$108	$—	$108
Total other income (loss)	13	—	13
Goodwill and acquired intangible asset impairment and amortization	—	10	10
Total Core Earnings adjustments to GAAP	$121	$(10)	111
Income tax expense (benefit)			25
Net income (loss)			$86

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2021 and for the three and six months ended

June 30, 2021 and 2020 is unaudited)

11.   Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Core Earnings net income	$165	$179	$469	$272
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	30	(59)	121	(306)
Net impact of goodwill and acquired intangible assets(2)	(5)	(5)	(10)	(11)
Net tax effect(3)	(5)	10	(25)	64
Total Core Earnings adjustments to GAAP	20	(54)	86	(253)
GAAP net income	$185	$125	$555	$19

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
Joe Fisher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 28, 2021

 APPENDIX A

form 10-Q cross-reference index

Page Number

Part I. Financial Information

Item 1.	Financial Statements	47-86

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41-44

Item 4.	Controls and Procedures	45

Part II. Other Information

Item 1.	Legal Proceedings	40, 74

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits	46

Signatures		87