Form 10-Q
period 2021-09-30
NAVIENT CORP
filed 2021-10-27
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of September 30, 2021, there were 161,172,372 shares of common stock outstanding.

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

We own a portfolio of $54.4 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We service and provide asset recovery services on this portfolio and for third parties, deploying data-driven approaches to support the success of our customers. Our flexible and scalable infrastructure manages large volumes of complex transactions with continued customer experience and efficiency improvements.

•	Consumer Lending

We own, service and originate Private Education Loans that enable students to pursue higher education and economic opportunities. Our $20.0 billion private loan portfolio demonstrates high customer success rates. Our loan origination business assists borrowers in refinancing their education loan debt and supports students and families in financing their higher education. In third-quarter 2021, we originated $1.6 billion in Private Education Loans.

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

o

Private loan modification program: In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of September 30, 2021, $785 million of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

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

Federal loan borrowers serviced by Navient were on average 34% less likely to default than their peers serviced elsewhere, based on analysis of Cohort Default Rates released 2015 through 2020. During the COVID-19 pandemic, we quickly and accurately delivered assistance to student loan borrowers. We are consistently a top performer in our asset recovery business and deliver superior service to our public and private sector clients. We regularly leverage data-driven insights, scale, technology and customer service to deliver value to our clients.

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

Strong Financial Performance Resulting in a Strong Capital Return

Our third-quarter 2021 results continue to build upon our previous year’s results demonstrating the strength of our business model and our ability to deliver predictable and meaningful cash flow and earnings in all types of economic environments. Adjusted Core Earnings(1) per share grew 50% on a year-to-date basis compared to the year-ago period.

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

(Dollars and shares in millions)	Q3-21	Q3-20
Shares repurchased	7.0	7.7
Reduction in shares outstanding	4%	4%
Total repurchases in dollars	$150	$65
Dividends paid	$26	$31

At September 30, 2021, $150 million remained in share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio, in addition to other metrics. As anticipated, the implementation of ASU No. 2016-13, “Financial Instruments – Credit Losses” (CECL), on January 1, 2020, reduced our capital ratios, which we have rebuilt during 2020 and 2021. In addition, our GAAP equity was reduced in 2020 as a result of the net mark-to-market losses related to derivative accounting primarily due to the significant decline in interest rates. Our Adjusted Tangible Equity Ratio(1) was 6.4% as of September 30, 2021.  In addition, our Pro forma Adjusted Tangible Equity Ratio(1) at September 30, 2021, which excludes the cumulative net mark-to-market losses related to derivative accounting that will reverse to zero as the contracts mature, was 8.0%.

(Dollars in millions)	Q1-20	Q2-20	Q3-20	Q4-20	YTD-20	Q1-21	Q2-21	Q3-21
Capital Returned(2)	$366	$31	$96	$30	$523	$129	$227	$176
Adjusted Tangible Equity Ratio(1)	3.2%	3.6%	4.1%	5.0%	5.0%	6.2%	6.3%	6.4%
Pro forma Adjusted Tangible Equity Ratio(1)	5.3%	6.0%	6.4%	7.1%	7.1%	8.1%	8.0%	8.0%
(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures.”
(2)	Capital Returned is defined as share repurchases and dividends paid.

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

Federal Education Loans Segment

In this segment, Navient owns FFELP Loans and performs servicing and asset recovery services on this portfolio. We also service and perform asset recovery services on federal education loans owned by other institutions. Our servicing quality, data-driven strategies, and multichannel education about federal repayment options translate into positive results for the millions of borrowers we serve.

Consumer Lending Segment

In this segment, Navient owns, originates, acquires and services high-quality Refinance and In-School private education loans. We believe our more than 45 years of experience, product design, digital marketing strategies, and origination and servicing platform provide a unique competitive advantage. We see meaningful growth opportunities in originating Private Education Loans to financially responsible consumers, generating attractive long-term risk adjusted returns.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Historical Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
GAAP Basis
Net income (loss)	$173	$207	$728	$227
Diluted earnings (loss) per common share	$1.04	$1.07	$4.15	$1.15
Weighted average shares used to compute diluted earnings per share	167	194	176	197
Return on assets	.86%	.94%	1.19%	.34%

Core Earnings Basis(1)
Net income(1)	$149	$192	$618	$464
Diluted earnings per common share(1)	$.89	$.99	$3.52	$2.36
Adjusted diluted earnings per common share(1)	$.92	$1.03	$3.65	$2.44
Weighted average shares used to compute diluted earnings per share	167	194	176	197
Net interest margin, Federal Education Loans segment	1.04%	1.03%	.99%	.97%
Net interest margin, Consumer Lending segment	2.98%	3.24%	2.98%	3.25%
Return on assets	.73%	.87%	1.01%	.69%

Education Loan Portfolios
Ending FFELP Loans, net	$54,350	$59,559	$54,350	$59,559
Ending Private Education Loans, net	20,018	21,289	20,018	21,289
Ending total education loans, net	$74,368	$80,848	$74,368	$80,848
Average FFELP Loans	$55,435	$60,695	$56,711	$62,238
Average Private Education Loans	20,938	22,473	21,266	22,863
Average total education loans	$76,373	$83,168	$77,977	$85,101

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

Third-quarter 2021 GAAP net income was $173 million ($1.04 diluted earnings per share), compared with $207 million ($1.07 diluted Core Earnings per share) for the year-ago quarter. See “Results of Operations – Comparison of Third-Quarter 2021 Results with Third-Quarter 2020” for a discussion of the primary contributors to the change in GAAP earnings between periods.

Third-quarter 2021 Core Earnings net income was $149 million ($0.89 diluted Core Earnings per share), compared with $192 million ($0.99 diluted Core Earnings per share) for the year-ago quarter. Third-quarter 2021 and 2020 adjusted diluted Core Earnings(1) per share were $0.92 and $1.03, respectively. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

Financial highlights of third-quarter 2021 versus third-quarter 2020 include:

Federal Education Loans segment:

•	Net income decreased $15 million, or 11%, from $137 million to $122 million.
•	FFELP Loan delinquency rate decreased from 9.3% to 8.5%.
•	Received all required approvals and closed on the novation and transfer of our Department of Education (ED) servicing contract to a third party in October 2021.

Consumer Lending segment:

•	Net income decreased $37 million, or 34%, from $110 million to $73 million.
•	Originated $1.6 billion of Private Education Loans.
•	Private Education Loan delinquency rate increased from 2.4% to 3.0%.

Business Processing segment:

•	EBITDA(1) increased $15 million, or 65%, from $23 million to $38 million, primarily due to revenue earned from contracts to support states.
•	Revenue increased $32 million, or 36%, to $122 million.

Capital, funding and liquidity:

•	Adjusted Tangible Equity Ratio(1) increased to 6.4% from 4.1%.
•	Repurchased $150 million of common shares. An additional $150 million repurchase authority remains outstanding.
•	Paid $26 million in common stock dividends.
•	Issued $2.0 billion in term asset-backed securities (ABS).
•	Repurchased $757 million of unsecured debt, resulting in a pre-tax loss of $20 million ($0.09 per share). There was no repurchase activity in the year-ago quarter.

Expenses:

•	Adjusted Core Earnings expenses(1) increased $18 million to $242 million. This increase was primarily a result of an $18 million increase in expenses in the Business Processing segment.

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

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

Our Team Members

As this crisis evolved, we took early action to protect the health and safety of our employees. We expanded our work-from-home capabilities and implemented best practices in our facilities with regard to safety and hygiene to protect those who were unable to work remotely. We were able to quickly and successfully enable 90% of our team to work from home. As of September 30, 2021, approximately 85% of our team remains on work-from-home status. As a result of these steps, the pandemic has not adversely affected our ability to maintain our operations or service our customers and borrowers. We currently anticipate that some of our team members will begin returning to the office later this year. As we plan for the return to office process, it is likely to take place in stages and we anticipate that the environment may require a continuation of various safety protocols.

Customers and Education Loan Performance

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. In compliance with the CARES Act and through subsequent legislative and executive actions, we have placed all loans owned by ED into forbearance and suspended payments and interest accrual until January 31, 2022. While the CARES Act applies only to loans owned by ED, our FFELP and Private Education Loan portfolios have also been impacted by the pandemic and we have offered COVID-19 relief options such as the use of forbearance to those borrowers. Private Education Loans in forbearance decreased to $814 million or 3.9% of the portfolio at September 30, 2021, after peaking at $3.4 billion or 14.7% during the second quarter of 2020. This compared to $604 million or 2.7% of the portfolio at December 31, 2019, prior to the impact of COVID-19. Despite the COVID-19 crisis, we have seen most borrowers continue to make payments according to their payment plans. And while forbearance rates are slightly higher today than they were pre-pandemic, the balance of loans delinquent has declined – our Private Education Loan delinquency rate declined from 4.6% at December 31, 2019 to 3.0% as of September 30, 2021. Our Private Education Loan charge-offs declined 49% to $184 million for the full year of 2020 compared with $364 million in full year 2019. This decline was due to the strength of the economy heading into March 2020 as well as a result of the COVID-19 forbearance granted to borrowers. We see this continued decline with charge-offs of $39 million in third-quarter 2021 compared to $40 million in the year-ago quarter. We do expect defaults to begin to increase in 2022 given the default timing impact of the use of forbearance and the end of various payment relief and stimulus benefits recently, and in the future, which our allowance for loan losses captures. Our total reserves were $1.65 billion (excluding the expected future recoveries on charged-off loans) at September 30, 2021, which represent reserves equal to 6.6% of our Private Education Loans and 0.5% of our FFELP Loan portfolio. While we are paying close attention to the needs of our customers, it is too early to know the full impact of this crisis or the path and timing of the recovery.

In the first quarter of 2020, our Private Education Refinance Loan originations of $1.9 billion represented a 92% increase over the year-ago quarter. With the onset of the crisis in March 2020, we reduced our marketing efforts and tightened credit until we had greater visibility into the uncertainty and volatility in the capital markets and the overall economic outlook. This resulted in second-quarter 2020 originations of $238 million. With improved visibility in both credit and funding costs, we restarted marketing efforts in the third quarter of 2020 and increased third-quarter and fourth-quarter originations to $1.3 billion and $1.1 billion, respectively. Total originations were $4.6 billion in 2020 compared to $4.9 billion in 2019. First-quarter, second-quarter and third-quarter 2021 Private Education Refinance Loan originations were $1.7 billion, $1.3 billion and $1.5 billion, respectively.

Clients and Business Processing Segment Performance

In our Business Processing Segment (BPS), EBITDA(1) increased to $38 million from $23 million in the year-ago quarter. This increase is a result of being able to transition hundreds of our experienced BPS colleagues and adapt our technology enabled solutions to support state clients working to help residents access unemployment benefits implemented in the CARES Act, as well as to perform contact tracing and vaccine administration services. These new services have generated revenue in 2020 and the first nine months of 2021 that more than offset the negative revenue impact BPS is experiencing as a result of COVID-19 which includes lower transaction-related placements in both government services and health care revenue cycle management. For the remainder of 2021 we expect the revenue from the unemployment contracts related to the CARES Act and contact tracing and vaccine administration contracts to decline as the economy recovers and the need decreases. We also expect revenue from the core parts of the business to continue to improve into 2022 to pre-COVID-19 levels if the economy continues to improve.

Liquidity, Financings and Capital

The impact of the COVID-19 crisis on the capital markets was significant during the early part of the crisis, decreasing the number of transactions brought to market and increasing the pricing of those that were successfully marketed. However, in the second half of 2020 the capital markets began to improve with ready access to the markets, albeit at a higher cost than pre-COVID-19 levels. In the first nine months of 2021, we issued $500 million of unsecured debt and $7.5 billion of ABS below pre-COVID-19 cost of funds levels. Throughout the crisis we have maintained a strong liquidity position. As of September 30, 2021, we had $1.7 billion of primary sources of liquidity, $1.1 billion of which was cash. We also had, as of September 30, 2021, additional capacity in our funding facilities of $2.6 billion for Private Education Loans and $184 million for FFELP Loans. In addition, cash flow from our loan portfolio and services contracts remains strong as our very seasoned loan portfolio experiences lower levels of stress.

We ended the quarter with an Adjusted Tangible Equity Ratio(1) of 6.4% compared to 5.0% as of December 31,2020. In 2020, our GAAP equity was reduced due to the implementation of CECL on January 1, 2020 as well as a result of the net mark-to-market losses related to derivative accounting as a result of the significant decrease in interest rates.  These mark-to-market losses recognized under GAAP cumulatively totaled $417 million (after tax) as of September 30, 2021. This decrease will reverse over time as these derivatives mature. The resulting Pro forma Adjusted Tangible Equity Ratio(1), which excludes these cumulative mark-to-market losses, was 8.0% at September 30, 2021. We expect our capital levels to continue to rebuild over the course of 2021.

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

(1) Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Results of Operations

GAAP Income Statements (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2021	2020	$	%	2021	2020	$	%
Interest income:
FFELP Loans	$368	$410	$(42)	(10)%	$1,106	$1,435	$(329)	(23)%
Private Education Loans	291	350	(59)	(17)	905	1,117	(212)	(19)
Cash and investments	1	1	—	—	2	15	(13)	(87)
Total interest income	660	761	(101)	(13)	2,013	2,567	(554)	(22)
Total interest expense	326	425	(99)	(23)	995	1,658	(663)	(40)
Net interest income	334	336	(2)	(1)	1,018	909	109	12
Less: provisions for loan losses	22	14	8	57	(66)	153	(219)	(143)
Net interest income after provisions for loan losses	312	322	(10)	(3)	1,084	756	328	43
Other income (loss):
Servicing revenue	47	54	(7)	(13)	149	163	(14)	(9)
Asset recovery and business processing revenue	135	125	10	8	416	337	79	23
Other income (loss)	3	—	3	100	9	17	(8)	(47)
Gains on sales of loans	—	—	—	—	78	—	78	100
Losses on debt repurchases	(20)	—	(20)	100	(32)	—	(32)	100
Gains (losses) on derivative and hedging activities, net	(5)	(2)	(3)	150	21	(255)	276	108
Total other income (loss)	160	177	(17)	(10)	641	262	379	145
Expenses:
Operating expenses	248	232	16	7	758	695	63	9
Goodwill and acquired intangible assets impairment and amortization expense	4	5	(1)	(20)	14	16	(2)	(13)
Restructuring/other reorganization expenses	—	3	(3)	(100)	8	9	(1)	(11)
Total expenses	252	240	12	5	780	720	60	8
Income before income tax expense	220	259	(39)	(15)	945	298	647	217
Income tax expense	47	52	(5)	(10)	217	71	146	206
Net income	$173	$207	$(34)	(16)%	$728	$227	$501	221%
Basic earnings per common share	$1.05	$1.08	$(.03)	(3%)	$4.20	$1.16	$3.04	262%
Diluted earnings per common share	$1.04	$1.07	$(.03)	(3%)	$4.15	$1.15	$3.00	261%
Dividends per common share	$.16	$.16	$—	—%	$.48	$.48	$—	—%

GAAP Comparison of Third-Quarter 2021 Results with Third-Quarter 2020

For the three months ended September 30, 2021, net income was $173 million, or $1.04 diluted earnings per common share, compared with net income of $207 million, or $1.07 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•

Net interest income decreased by $2 million, primarily as a result of the continued natural paydown of the FFELP and non-refinance Private Education Loan portfolios, as well as the $1.6 billion of Private Education Loan sales in first-quarter 2021. Partially offsetting this decrease was a $13 million  increase  in mark-to-market gains on fair value hedges recorded in interest expense and the growth in the Private Education Refinance Loan portfolio.

•	Provisions for loan losses increased $8 million from $14 million to $22 million:
○	The provision for FFELP loan losses decreased $4 million to $0.
○	The provision for Private Education Loan losses increased $12 million from $10 million to $22 million.

The provision for loan losses in both periods primarily related to loan originations. There has been an improvement in the current and forecasted economic conditions since the prior period, but such improvement has not mitigated the uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits recently and in the future.

•

Asset recovery and business processing revenue increased $10 million primarily as a result of a $31 million increase in  revenue earned in our Business Processing segment primarily due to contracts to support states in providing pandemic relief services, as well as revenue from our traditional Business Processing segment services we perform for our government and healthcare services clients. These increases were partially offset by the impact of COVID-19 on certain collection activities and the planned wind-down of the ED asset recovery contract in the Federal Education Loan segment.

•	Losses on debt repurchases increased $20 million. We repurchased $757 million of debt at a $20 million loss in the current quarter. There were no debt repurchases in the year-ago quarter.
•

Net losses on derivative and hedging activities increased $3 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of derivative instruments including Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

Excluding net regulatory-related expenses of $6 million and $8 million in the third quarters of 2021 and 2020, respectively, operating expenses were $242 million and $224 million in the third quarters of 2021 and 2020, respectively. This $18 million increase was primarily a result of an $18 million increase in expenses in the Business Processing segment in connection with the increase in segment revenue.

Included in current period operating expenses is $42.5 million of litigation expense in connection with reaching preliminary agreements to settle two separate cases related to certain investors in Navient stock and unsecured debt, resulting in $0 net expense due to offsetting insurance reimbursements. See “Note 9 – Commitments and Contingencies” for further discussion.

•

During the three months ended September 30, 2021 and 2020, respectively, the Company incurred $0 and $3 million, respectively of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were primarily due to facility lease terminations and severance-related costs.

We repurchased 7.0 million and 7.7 million shares of our common stock during the third quarters of 2021 and 2020, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 27 million common shares (or 14%) from the year-ago period.

Comparison of Nine Months Ended September 30, 2021 Results with Nine Months Ended September 30, 2020

For the nine months ended September 30, 2021, net income was $728 million, or $4.15 diluted earnings per common share, compared with net income of $227 million, or $1.15 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•

Net interest income increased by $109 million, primarily as a result of an $89 million increase in mark-to-market gains on fair value hedges recorded in interest expense.  Also contributing to the increase is the growth in the Private Education Refinance Loan portfolio. Partially offsetting this increase is the continued natural paydown of the FFELP and non-refinance Private Education Loan portfolios, as well as the $1.6 billion of Private Education Loan sales in first-quarter 2021.

•	Provisions for loan losses decreased $219 million from $153 million to $(66) million:
○	The provision for FFELP loan losses decreased $13 million to $0.
○	The provision for Private Education Loan losses decreased $206 million from $140 million to $(66) million.

The negative provision for the current period of $(66) million was comprised of $49 million in connection with loan originations less the reversal of both $107 million of allowance for loan losses in connection with the sale of approximately $1.6 billion of Private Education Loans, as well as $8 million related to a decrease in expected losses for the overall portfolio. There has been an improvement in the current and forecasted economic conditions since December 31,2020, but such improvement has not mitigated the uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits recently and in the future. The provision in the year-ago period primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions that occurred subsequent to the adoption of CECL on January 1, 2020.

•

Asset recovery and business processing revenue increased $79 million primarily as a result of a $152 million increase in  revenue earned in our Business Processing segment primarily due to contracts to support states in providing pandemic relief services, as well as revenue from our traditional Business Processing segment services we perform for our government and healthcare services clients. These increases were partially offset by the impact of COVID-19 on certain collection activities and the planned wind-down of the ED asset recovery contract in the Federal Education Loan segment.

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

•	Losses on debt repurchases increased $32 million. We repurchased $1.5 billion of debt at a $32 million loss in the current period. There were no debt repurchases in the year-ago period.
•

Net losses on derivative and hedging activities decreased $276 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of derivative instruments including Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods. In particular, the net loss in the nine months ended September 30, 2020 was primarily related to the significant reduction in interest rates and resulting impact on the mark-to-market of the derivatives used to economically hedge FFELP Loan Floor Income that do not qualify for hedge accounting. For the nine months ended September 30, 2021, interest rates have increased which has resulted in mark-to-market gains on these instruments.

•

Excluding net regulatory-related expenses of $22 million and $13 million in the nine months ended September 30, 2021 and 2020, respectively, operating expenses were $736 million and $682 million in the nine months ended September 30, 2021 and 2020, respectively. This $54 million increase was primarily a result of a $90 million increase in expenses in the Business Processing segment in connection with the increase in segment revenue, with an offsetting $36 million decrease in expenses primarily in the Federal Education Loans segment as a result of the decrease of Federal Education Loan asset recovery revenue discussed above. Regulatory-related expenses in the year-ago period are net of $10 million of insurance reimbursements for costs related to such matters.

Included in current period operating expenses is $42.5 million of litigation expense in connection with reaching preliminary agreements to settle two separate cases related to certain investors in Navient stock and unsecured debt, resulting in $0 net expense due to offsetting insurance reimbursements. See “Note 9 – Commitments and Contingencies” for further discussion.

•

During the nine months ended September 30, 2021 and 2020, respectively, the Company incurred $8 million and $9 million, respectively of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were primarily due to facility lease terminations and severance-related costs.

We repurchased 26.9 million and 30.6 million shares of our common stock during the nine months ended September 30, 2021 and 2020, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 21 million common shares (or 11%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Interest income:
FFELP Loans	$353	$393	(10)%	$1,062	$1,430	(26)%
Cash and investments	—	—	—	—	7	(100)
Total interest income	353	393	(10)	1,062	1,437	(26)
Total interest expense	202	232	(13)	627	974	(36)
Net interest income	151	161	(6)	435	463	(6)
Less: provision for loan losses	—	4	(100)	—	13	(100)
Net interest income after provision for loan losses	151	157	(4)	435	450	(3)
Other income:
Servicing revenue	47	53	(11)	146	158	(8)
Asset recovery and business processing revenue	13	35	(63)	39	126	(69)
Other income	1	(1)	200	3	8	(63)
Total other income	61	87	(30)	188	292	(36)
Direct operating expenses	53	64	(17)	170	217	(22)
Income before income tax expense	159	180	(12)	453	525	(14)
Income tax expense	37	43	(14)	107	124	(14)
Core Earnings	$122	$137	(11)%	$346	$401	(14)%

Comparison of Third-Quarter 2021 Results with Third-Quarter 2020

•	Core Earnings were $122 million compared to $137 million.
•	Net interest income decreased $10 million, primarily due to the natural paydown of the portfolio.
•	Provision for loan losses decreased $4 million.
○	Charge-offs were $8 million compared with $9 million.
○	Delinquencies greater than 30 days were $3.8 billion compared with $4.5 billion.
○	Forbearances were $8.0 billion, down $73 million from $8.1 billion. Forbearances have declined by approximately $9.2 billion from the COVID-19 peak in second-quarter 2020.
•	Other revenue decreased $26 million which was primarily a result of the impact of COVID-19 on certain collection activities as well as the planned wind-down of an asset recovery contract.
•	Expenses were $11 million lower primarily as a result of the decrease in asset recovery revenue discussed above.

Key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Segment net interest margin	1.04%	1.03%	.99%	.97%
FFELP Loans:
FFELP Loan spread	1.10%	1.10%	1.05%	1.04%
Provision for loan losses	$—	$4	$—	$13
Charge-offs	$8	$9	$19	$40
Charge-off rate	.07%	.07%	.06%	.11%
Greater than 30-days delinquency rate	8.5%	9.3%	8.5%	9.3%
Greater than 90-days delinquency rate	4.3%	3.5%	4.3%	3.5%
Forbearance rate	15.4%	14.3%	15.4%	14.3%
Average FFELP Loans	$55,435	$60,695	$56,711	$62,238
Ending FFELP Loans, net	$54,350	$59,559	$54,350	$59,559

(Dollars in billions)
Number of accounts serviced for ED (in millions)(1)	5.6	5.6	5.6	5.6
Total federal loans serviced(1)	$284	$284	$284	$284
Contingent collections receivables inventory	$11.8	$13.9	$11.8	$13.9

(1)

Received all required approvals and closed on the novation and transfer of our ED servicing contract to a third party in October 2021. As of September 30, 2021, Navient serviced $221 billion of federal loans under its servicing contract with ED.

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
FFELP Loan yield	1.90%	1.98%	1.90%	2.40%
Hedged Floor Income	.42	.42	.41	.40
Unhedged Floor Income	.20	.18	.19	.27
FFELP Loan net yield	2.52	2.58	2.50	3.07
FFELP Loan cost of funds	(1.42)	(1.48)	(1.45)	(2.03)
FFELP Loan spread	1.10	1.10	1.05	1.04
Other interest-earning asset spread impact	(.06)	(.07)	(.06)	(.07)
Net interest margin(1)	1.04%	1.03%	.99%	.97%

(1)  The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
FFELP Loans	$55,435	$60,695	$56,711	$62,238
Other interest-earning assets	1,801	1,861	1,809	1,875
Total FFELP Loan interest-earning assets	$57,236	$62,556	$58,520	$64,113

As of September 30, 2021, our FFELP Loan portfolio totaled $54.4 billion, comprised of $18.6 billion of FFELP Stafford Loans and $35.8 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of September 30, 2021 was 6 years and 7 years, respectively, assuming a Constant Prepayment Rate (CPR) of 9% and 5%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after September 30, 2021 and 2020, based on interest rates as of those dates.

(Dollars in billions)	September 30, 2021	September 30, 2020
Education loans eligible to earn Floor Income	$54.1	$59.1
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(24.9)	(27.0)
Less: economically hedged Floor Income	(13.3)	(17.7)
Education loans eligible to earn Floor Income after rebates and economically hedged	$15.9	$14.4
Education loans earning Floor Income	$10.6	$9.2

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period October 1, 2021 to December 31, 2025.

(Dollars in billions)	October 1, 2021 to December 31, 2021	2022	2023	2024	2025
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$13.2	$11.8	$7.3	$1.6	$.6

Provision for Loan Losses

The provision for FFELP Loan Losses was $0 in third-quarter 2021, down $4 million from the year-ago quarter.

Servicing Revenue

The Company serviced loans for approximately 5.6 million customer accounts under its ED servicing contract as of September 30, 2021, unchanged from September 30, 2020. Third-party loan servicing fees in the three months ended September 30, 2021 and 2020 included $34 million and $36 million, respectively, of servicing revenue related to the ED servicing contract.

In October 2021, we received all required approvals and transferred our loan servicing contract for 5.6 million ED owned student loan accounts from Navient to a third party through a contract novation. As a result, as previously planned, Navient no longer is a party to the ED servicing contract. To aid in the transition, Navient will provide certain services into 2022 to the third party through a transition services agreement. As part of the transaction, approximately 800 Navient employees on the ED loan servicing team will transfer to the third party, which is expected to occur later in the fourth quarter 2021.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue decreased $22 million primarily as a result of the impact of COVID-19 on certain collection and processing activities (temporary stoppage or other restrictions on certain activities) and the planned wind-down of the ED asset recovery contract .

Operating Expenses

Expenses were $11 million lower primarily as a result of the decrease in asset recovery revenue discussed above.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Interest income:
Private Education Loans	$291	$350	(17)%	$905	$1,117	(19)%
Cash and investments	1	—	100	1	3	(67)
Interest income	292	350	(17)	906	1,120	(19)
Interest expense	129	161	(20)	416	545	(24)
Net interest income	163	189	(14)	490	575	(15)
Less: provision for loan losses	22	10	120	(66)	140	(147)
Net interest income after provision for loan losses	141	179	(21)	556	435	28
Other income:
Servicing revenue	—	1	(100)	3	5	(40)
Other income	—	—	—	1	—	100
Gains on sales of loans	—	—	—	91	—	100
Total other income	—	1	(100)	95	5	1,800
Direct operating expenses	45	37	22	124	109	14
Income before income tax expense	96	143	(33)	527	331	59
Income tax expense	23	33	(30)	123	78	58
Core Earnings	$73	$110	(34)%	$404	$253	60%

Comparison of Third-Quarter 2021 Results with Third-Quarter 2020

•	Originated $1.6 billion of Private Education Loans, an increase of 22%, compared to $1.3 billion. $153 million and $55 million of the originations were in-school loans, respectively.
•	Core Earnings were $73 million compared to $110 million.
•

Net interest income decreased $26 million primarily due to the natural paydown of the non-refinance loan portfolio, as well as the $1.6 billion of loan sales in first-quarter 2021. Partially offsetting this decrease was the growth of the Private Education Refinance Loan portfolio.

•

Provision for loan losses increased $12 million. The provision for loan losses in both periods primarily related to loan originations.  There has been an improvement in the current and forecasted economic conditions since the prior period, but such improvement has not mitigated the uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits recently and in the future.

○	Excluding the $16 million and $23 million, respectively, related to the change in the portion of the loan amount charged off at default, charge-offs were $39 million compared with $40 million.
○	Private Education Loan delinquencies greater than 90 days: $216 million, up $81 million from $135 million.
○	Private Education Loan delinquencies greater than 30 days: $599 million, up $100 million from $499 million.
○	Private Education Loan forbearances: $814 million, down $53 million from $867 million. Forbearances have declined by approximately $2.6 billion from the COVID-19 peak in third-quarter 2020.
•	Expenses were $8 million higher primarily as a result of the increase in refinance and in-school loan originations.

Key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Segment net interest margin	2.98%	3.24%	2.98%	3.25%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.17%	3.45%	3.19%	3.45%
Provision for loan losses	$22	$10	$(66)	$140
Charge-offs(1)	$39	$40	$109	$156
Charge-off rate(1)	.77%	.75%	.72%	1.00%
Greater than 30-days delinquency rate	3.0%	2.4%	3.0%	2.4%
Greater than 90-days delinquency rate	1.1%	.6%	1.1%	.6%
Forbearance rate	3.9%	4.0%	3.9%	4.0%
Average Private Education Loans	$20,938	$22,473	$21,266	$22,863
Ending Private Education Loans, net	$20,018	$21,289	$20,018	$21,289
Private Education Refinance Loans:
Charge-offs	$3	$2	$8	$6
Greater than 90-days delinquency rate	.1%	—%	.1%	—%
Average Private Education Refinance Loans	$8,987	$7,768	$8,622	$7,543
Ending Private Education Refinance Loans	$9,171	$7,873	$9,171	$7,873
Private Education Refinance Loan originations	$1,489	$1,288	$4,445	$3,416

(1)

Excluding the $16 million and $23 million of charge-offs on the expected future recoveries of charged off loans in third-quarters 2021 and 2020, respectively, that occurred as a result of changing the charge-off rate from 81.4% to 81.7% in third-quarter 2021 and from 81% to 81.4% in third-quarter 2020.

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Private Education Loan yield	5.52%	6.19%	5.69%	6.52%
Private Education Loan cost of funds	(2.35)	(2.74)	(2.50)	(3.07)
Private Education Loan spread	3.17	3.45	3.19	3.45
Other interest-earning asset spread impact	(.19)	(.21)	(.21)	(.20)
Net interest margin(1)	2.98%	3.24%	2.98%	3.25%

(1)	The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Private Education Loans	$20,938	$22,473	$21,266	$22,863
Other interest-earning assets	771	754	804	733
Total Private Education Loan interest-earning assets	$21,709	$23,227	$22,070	$23,596

As of September 30, 2021, our Private Education Loan portfolio totaled $20.0 billion, comprised of $9.2 billion of refinance loans and $10.8 billion of non-refinance loans. The weighted-average life of these portfolios as of September 30, 2021 was 3 years and 5 years, respectively, assuming a Constant Prepayment Rate (CPR) of 20% and 9%, respectively.

Provision for Loan Losses

Provision for loan losses increased $12 million. The provision for loan losses in the current and year-ago quarters primarily related to loan originations. There has been an improvement in the current and forecasted economic conditions since the prior period, but such improvement has not mitigated the uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits recently and in the future.

Gains on Sales of Loans

The sales of Private Education Loans for the nine months ended September 30, 2021 were comprised of the following transactions that occurred in the first quarter:

○	Approximately $590 million of non-Refinance Loans, resulting in a $48 million gain on sale (of which $560 million were sold in the first quarter and $30 million were sold in the second quarter); and
○	Approximately $1.03 billion of Refinance Loans, resulting in a $43 million gain on sale.

Operating Expenses

Operating expenses were $8 million higher as a result of the increase in refinance and in-school loan originations.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Business processing revenue	$122	$90	36%	$377	$211	79%
Direct operating expenses	87	69	26	270	180	50
Income before income tax expense	35	21	67	107	31	245
Income tax expense	8	5	60	25	7	257
Core Earnings	$27	$16	69%	$82	$24	242%

Comparison of Third-Quarter 2021 Results with Third-Quarter 2020

•	Core Earnings were $27 million compared to $16 million.
•

Revenue increased $32 million, or 36%, primarily due to state contract extensions to provide unemployment benefits, contact tracing and vaccine administration services, as well as revenue increases from our traditional services we perform for our government and healthcare services clients.

•	EBITDA was $38 million, up $15 million, or 65%. The increase in EBITDA is primarily the result of the revenue increase discussed above. The EBITDA margin increased to 31% from 25%.

Key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Revenue from government services	$75	$56	$204	$133
Revenue from healthcare services	47	34	173	78
Total fee revenue	$122	$90	$377	$211
EBITDA(1)	$38	$23	$113	$35
EBITDA margin(1)	31%	25%	30%	17%
Contingent collections receivables inventory (in billions)	$11.5	$14.1	$11.5	$14.1

(1) Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Net interest loss after provision for loan losses	$(15)	$(29)	(48)%	$(50)	$(91)	(45)%
Other income (loss):
Other income	2	1	100	5	9	(44)
Losses on debt repurchases	(20)	—	100	(32)	—	100
Other income (loss)	(18)	1	(1,900)	(27)	9	(400)
Expenses:
Unallocated shared services expenses:
Unallocated information technology costs	20	20	—	61	62	(2)
Unallocated corporate costs	43	42	2	133	127	5
Total unallocated shared services expenses	63	62	2	194	189	3
Restructuring/other reorganization expenses	—	3	(100)	8	9	(11)
Total expenses	63	65	(3)	202	198	2
Loss before income tax benefit	(96)	(93)	3	(279)	(280)	—
Income tax benefit	(23)	(22)	5	(65)	(66)	(2)
Core Earnings (loss)	$(73)	$(71)	3%	$(214)	$(214)	—%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The decrease in the net interest loss is primarily a result of a decrease in the size of the liquidity portfolio as well as a decrease in the cost of funds of the debt funding the corporate liquidity portfolio.

Losses on Debt Repurchases

We repurchased $757 million and $0 of unsecured debt in the third quarters of 2021 and 2020, respectively. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

Unallocated Shared Services Expenses

Unallocated shared services expenses are comprised of costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management and the board of directors. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. On an adjusted basis, expenses increased $3 million from the year-ago quarter. Adjusted expenses exclude $6 million and $8 million, respectively, of regulatory-related expenses in the third quarters of 2021 and 2020.

Included in current period operating expenses is $42.5 million of litigation expense in connection with reaching preliminary agreements to settle two separate cases related to certain investors in Navient stock and unsecured debt, resulting in $0 net expense due to offsetting insurance reimbursements.  See “Note 9 – Commitments and Contingencies” for further discussion.

Also see “Note 9 – Commitments and Contingencies” for a discussion of legal and regulatory matters where it is reasonably possible that a loss contingency exists. The Company is unable to anticipate the timing of a resolution or the impact that these matters may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

Restructuring/Other Reorganization Expenses

During the third quarters of 2021 and 2020, the Company incurred $0 and $3 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. The charges were due primarily to facility lease terminations and severance-related costs.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of Our Education Loan Portfolio

Ending Education Loan Balances, net

	September 30, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$23	$—	$23	$17	$40
Grace, repayment and other(2)	18,706	35,890	54,596	20,981	75,577
Total	18,729	35,890	54,619	20,998	75,617
Allowance for loan losses	(184)	(85)	(269)	(980)	(1,249)
Total education loan portfolio	$18,545	$35,805	$54,350	$20,018	$74,368
% of total FFELP	34%	66%	100%
% of total	25%	48%	73%	27%	100%

	December 31, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$30	$—	$30	$14	$44
Grace, repayment and other(2)	19,771	38,771	58,542	22,154	80,696
Total	19,801	38,771	58,572	22,168	80,740
Allowance for loan losses	(194)	(94)	(288)	(1,089)	(1,377)
Total education loan portfolio	$19,607	$38,677	$58,284	$21,079	$79,363
% of total FFELP	34%	66%	100%
% of total	25%	49%	74%	26%	100%

	September 30, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$33	$—	$33	$13	$46
Grace, repayment and other(2)	20,130	39,693	59,823	22,367	82,190
Total	20,163	39,693	59,856	22,380	82,236
Allowance for loan losses	(199)	(98)	(297)	(1,091)	(1,388)
Total education loan portfolio	$19,964	$39,595	$59,559	$21,289	$80,848
% of total FFELP	34%	66%	100%
% of total	25%	49%	74%	26%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Education Loan Activity

	Three Months Ended September 30, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$18,861	$36,689	$55,550	$19,725	$75,275
Acquisitions (originations and purchases)(1)	60	34	94	1,564	1,658
Capitalized interest and premium/discount amortization	164	197	361	46	407
Refinancings and consolidations to third parties	(190)	(318)	(508)	(119)	(627)
Loan sales	—	—	—	—	—
Repayments and other	(350)	(797)	(1,147)	(1,198)	(2,345)
Ending balance	$18,545	$35,805	$54,350	$20,018	$74,368

	Three Months Ended September 30, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$20,353	$40,568	$60,921	$21,462	$82,383
Acquisitions (originations and purchases)(1)	4	4	8	1,295	1,303
Capitalized interest and premium/discount amortization	204	197	401	54	455
Refinancings and consolidations to third parties	(222)	(316)	(538)	(142)	(680)
Repayments and other	(375)	(858)	(1,233)	(1,380)	(2,613)
Ending balance	$19,964	$39,595	$59,559	$21,289	$80,848

	Nine Months Ended September 30, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$19,607	$38,677	$58,284	$21,079	$79,363
Acquisitions (originations and purchases)(1)	64	37	101	4,607	4,708
Capitalized interest and premium/discount amortization	516	599	1,115	136	1,251
Refinancings and consolidations to third parties	(670)	(1,145)	(1,815)	(385)	(2,200)
Loan sales	—	—	—	(1,488)	(1,488)
Repayments and other	(972)	(2,363)	(3,335)	(3,931)	(7,266)
Ending balance	$18,545	$35,805	$54,350	$20,018	$74,368

	Nine Months Ended September 30, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$21,723	$42,852	$64,575	$22,245	$86,820
Acquisitions (originations and purchases)(1)	14	13	27	3,446	3,473
Capitalized interest and premium/discount amortization	511	516	1,027	185	1,212
Refinancings and consolidations to third parties	(739)	(984)	(1,723)	(444)	(2,167)
Repayments and other	(1,545)	(2,802)	(4,347)	(4,143)	(8,490)
Ending balance	$19,964	$39,595	$59,559	$21,289	$80,848

(1)

Includes the origination of $391 million and $535 million of Private Education Refinance Loans in the third quarters of 2021 and 2020, and $1.4 billion and $949 million in the nine months ended of 2021 and 2020, respectively, that refinanced FFELP and Private Education Loans that were on our balance sheet.

FFELP Loan Portfolio Performance

	September 30, 2021		December 31, 2020		September 30, 2020
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,430		$2,791		$3,038
Loans in forbearance(2)	8,029		7,725		8,102
Loans in repayment and percentage of each status:
Loans current	40,404	91.5%	43,623	90.8%	44,175	90.7%
Loans delinquent 31-60 days(3)	1,181	2.7	1,374	2.9	1,876	3.9
Loans delinquent 61-90 days(3)	665	1.5	836	1.7	930	1.9
Loans delinquent greater than 90 days(3)	1,910	4.3	2,223	4.6	1,735	3.5
Total FFELP Loans in repayment	44,160	100%	48,056	100%	48,716	100%
Total FFELP Loans	54,619		58,572		59,856
FFELP Loan allowance for losses	(269)		(288)		(297)
FFELP Loans, net	$54,350		$58,284		$59,559
Percentage of FFELP Loans in repayment		80.9%		82.0%		81.4%
Delinquencies as a percentage of FFELP Loans in repayment		8.5%		9.2%		9.3%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.4%		13.8%		14.3%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Portfolio Performance

	September 30, 2021		December 31, 2020		September 30, 2020
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$389		$483		$507
Loans in forbearance(2)	814		844		867
Loans in repayment and percentage of each status:
Loans current	19,196	97.0%	20,287	97.4%	20,507	97.6%
Loans delinquent 31-60 days(3)	247	1.2	211	1.0	224	1.1
Loans delinquent 61-90 days(3)	136	.7	126	.6	140	.7
Loans delinquent greater than 90 days(3)	216	1.1	217	1.0	135	.6
Total Private Education Loans in repayment	19,795	100%	20,841	100%	21,006	100%
Total Private Education Loans	20,998		22,168		22,380
Private Education Loan allowance for losses	(980)		(1,089)		(1,091)
Private Education Loans, net	$20,018		$21,079		$21,289
Percentage of Private Education Loans in repayment		94.3%		94.0%		93.9%
Delinquencies as a percentage of Private Education Loans in repayment		3.0%		2.6%		2.4%
Loans in forbearance as a percentage of loans in repayment and forbearance		3.9%		3.9%		4.0%
Percentage of Private Education Loans with a cosigner(4)		36%		41%		42%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.
(4)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for all periods presented.

Allowance for Loan Losses

	Three Months Ended September 30,
	2021			2020
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$277	$976	$1,253	$302	$1,098	$1,400
Total provision	—	22	22	4	10	14
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(1)	—	(16)	(16)	—	(23)	(23)
Net charge-offs remaining(2)	(8)	(39)	(47)	(9)	(40)	(49)
Total charge-offs(2)	(8)	(55)	(63)	(9)	(63)	(72)
Decrease in expected future recoveries on charged-off loans(3)	—	37	37	—	46	46
Allowance at end of period	269	980	1,249	297	1,091	1,388
Plus: expected future recoveries on charged-off loans(3)	—	397	397	—	503	503
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$269	$1,377	$1,646	$297	$1,594	$1,891
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.07%	.77%		.07%	.75%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.33%		—%	.44%
Allowance coverage of charge-offs(4)	8.4	6.3		8.8	6.4
Allowance as a percentage of the ending total loan balance(4)	.5%	6.6%		.5%	7.1%
Allowance as a percentage of the ending loans in repayment(4)	.6%	7.0%		.6%	7.6%
Ending total loans	$54,619	$20,998		$59,856	$22,380
Average loans in repayment	$45,201	$19,894		$47,597	$20,884
Ending loans in repayment	$44,160	$19,795		$48,716	$21,006

(1)

In third-quarter 2020, the portion of the loan amount charged off at default on our Private Education Loans increased from 81% to 81.4% and in third-quarter 2021, it increased from 81.4% to 81.7%. These changes resulted in a $16 million and $23 million reduction to the balance of the expected future recoveries on charged-off loans in third-quarter 2021 and third-quarter 2020, respectively.

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

	Three Months Ended September 30,
(Dollars in millions)	2021	2020
Receivable at beginning of period	$434	$549
Expected future recoveries of current period defaults	6	7
Recoveries	(22)	(28)
Charge-offs	(21)	(25)
Receivable at end of period	$397	$503
Change in balance during period	$(37)	$(46)

(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

	Nine Months Ended September 30,
	2021			2020
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$288	$1,089	$1,377	$64	$1,048	$1,112
Transition adjustment made under CECL on January 1, 2020(1)	—	—	—	260	(3)	257
Allowance at beginning of period after transition adjustment to CECL	288	1,089	1,377	324	1,045	1,369
Provision:
Reversal of allowance related to loan sales(2)	—	(107)	(107)	—	—	—
Remaining provision	—	41	41	13	140	153
Total provision	—	(66)	(66)	13	140	153
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(3)	—	(16)	(16)	—	(23)	(23)
Net charge-offs remaining(4)	(19)	(109)	(128)	(40)	(156)	(196)
Total charge-offs(4)	(19)	(125)	(144)	(40)	(179)	(219)
Decrease in expected future recoveries on charged-off loans(5)	—	82	82	—	85	85
Allowance at end of period	269	980	1,249	297	1,091	1,388
Plus: expected future recoveries on charged-off loans(5)	—	397	397	—	503	503
Allowance at end of period excluding expected future recoveries on charged-off loans(6)	$269	$1,377	$1,646	$297	$1,594	$1,891
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(3)	.06%	.72%		.11%	1.00%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(3)	—%	.11%		—%	.15%
Allowance coverage of charge-offs(6)	10.5	8.3		5.6	6.7
Allowance as a percentage of the ending total loan balance(6)	.5%	6.6%		.5%	7.1%
Allowance as a percentage of the ending loans in repayment(6)	.6%	7.0%		.6%	7.6%
Ending total loans	$54,619	$20,998		$59,856	$22,380
Average loans in repayment	$48,191	$20,145		$48,065	$20,739
Ending loans in repayment	$44,160	$19,795		$48,716	$21,006

(1)	For a further discussion of our adoption of CECL, see “Note 2 – Significant Accounting Policies” in our 2020 Annual Report on Form 10-K.
(2)	In connection with the sale of approximately $1.6 billion of Private Education Loans in 2021.
(3)

In third-quarter 2020, the portion of the loan amount charged off at default on our Private Education Loans increased from 81% to 81.4% and in third-quarter 2021 it increased from 81.4% to 81.7%. These changes resulted in a $16 million and $23 million reduction to the balance of the expected future recoveries on charged-off loans in third-quarter 2021 and third-quarter 2020, respectively.

(4)

Charge-offs are reported net of expected recoveries. For Private Education Loans, at the time of charge-off, the expected recovery amount is transferred from the education loan balance to the allowance for loan loss and is referred to as the “expected future recoveries on charged-off loans.” For FFELP Loans, the recovery is received at the time of charge-off.

(5)

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

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Receivable at beginning of period	$479	$588
Expected future recoveries of current period defaults	16	28
Recoveries	(69)	(84)
Charge-offs	(29)	(29)
Receivable at end of period	$397	$503
Change in balance during period	$(82)	$(85)
(6)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

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

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $7.4 billion at September 30, 2021. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $0.9 billion of senior unsecured notes that mature in the short term (i.e., over the next 12 months) and the remaining $6.5 billion of senior unsecured notes that mature in the long term (from 2023 to 2043 with 82% maturing by 2029), primarily through our current cash, investments and unencumbered FFELP Loan and Private Education Refinance Loan portfolios (see “Sources of Liquidity” below), the predictable operating cash flows provided by operating activities ($534 million in the nine months ended September 30, 2021), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans. We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We purchased 7.0 million shares of common stock for $150 million in third-quarter 2021. We had $150 million of remaining share repurchase authority as of September 30, 2021.

Sources of Primary Liquidity

(Dollars in millions)	September 30, 2021	December 31, 2020	September 30, 2020
Ending Balances:
Total unrestricted cash and liquid investments	$1,050	$1,183	$1,775
Unencumbered FFELP Loans	106	208	332
Unencumbered Private Education Refinance Loans	520	274	415
Total	$1,676	$1,665	$2,522

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2021	December 31, 2020	September 30, 2020	September 30, 2021	September 30, 2020
Average Balances:
Total unrestricted cash and liquid investments	$1,047	$1,365	$1,601	$1,166	$1,356
Unencumbered FFELP Loans	296	387	329	297	297
Unencumbered Private Education Refinance Loans	566	572	640	668	585
Total	$1,909	$2,324	$2,570	$2,131	$2,238

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the FFELP Loan and Private Education Loan asset-backed commercial paper (ABCP) facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail additional borrowing capacity of these facilities with maturity dates ranging from June 2022 to June 2023.

(Dollars in millions)	September 30, 2021	December 31, 2020	September 30, 2020
Ending Balances
FFELP Loan ABCP facilities	$184	$506	$122
Private Education Loan ABCP facilities	2,597	2,221	2,241
Total	$2,781	$2,727	$2,363

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2021	December 31, 2020	September 30, 2020	September 30, 2021	September 30, 2020
Average Balances
FFELP Loan ABCP facilities	$385	$542	$279	$538	$462
Private Education Loan ABCP facilities	2,143	2,138	2,177	2,328	1,401
Total	$2,528	$2,680	$2,456	$2,866	$1,863

At September 30, 2021, we had a total of $4.9 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $2.3 billion principal of our unencumbered tangible assets of which $2.2 billion and $106 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of September 30, 2021, we had $5.5 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Our secured financing facilities include Private Education Loan ABS Repurchase Facilities, which had $0.6 billion outstanding as of September 30, 2021. These repurchase facilities are collateralized by Residual Interests in previously issued Private Education Loan ABS trusts. These are examples of how we can effectively finance previously encumbered assets to generate additional liquidity in addition to the unencumbered assets we traditionally have encumbered in the past. Additionally, these repurchase facilities had a cost of funds lower than that of a new unsecured debt issuance.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	September 30, 2021	December 31, 2020
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$3.8	3.9
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	1.7	2.1
Tangible unencumbered assets(1)	4.9	5.4
Senior unsecured debt	(7.4)	(8.4)
Mark-to-market on unsecured hedged debt(2)	(.5)	(.7)
Other liabilities, net	(.5)	(.6)
Total Tangible Equity (1)	$2.0	$1.7

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”
(2)

At September 30, 2021 and December 31, 2020, there were $406 million and $634 million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).

Borrowings

Ending Balances

	September 30, 2021			December 31, 2020
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$903	$6,469	$7,372	$677	$7,714	$8,391
Total unsecured borrowings	903	6,469	7,372	677	7,714	8,391
Secured borrowings:
FFELP Loan securitizations	—	52,299	52,299	—	54,697	54,697
Private Education Loan securitizations	573	14,094	14,667	960	13,891	14,851
FFELP Loan ABCP facilities	—	1,182	1,182	2,053	479	2,532
Private Education Loan ABCP facilities	1,002	1,208	2,210	2,582	—	2,582
Other	288	—	288	337	—	337
Total secured borrowings	1,863	68,783	70,646	5,932	69,067	74,999
Core Earnings basis borrowings(1)	2,766	75,252	78,018	6,609	76,781	83,390
Adjustment for GAAP accounting treatment	15	377	392	4	551	555
GAAP basis borrowings	$2,781	$75,629	$78,410	$6,613	$77,332	$83,945

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$7,463	4.38%	$9,489	4.62%	$8,106	4.49%	$9,597	5.19%
Total unsecured borrowings	7,463	4.38	9,489	4.62	8,106	4.49	9,597	5.19
Secured borrowings:
FFELP Loan securitizations	53,281	1.24	56,259	1.34	54,108	1.26	57,525	1.89
Private Education Loan securitizations	14,007	2.34	14,500	2.69	14,167	2.46	14,034	3.00
FFELP Loan ABCP facilities	772	1.27	3,166	1.15	1,168	1.50	3,322	1.79
Private Education Loan ABCP facilities	2,704	1.64	2,745	2.39	2,451	1.89	3,369	2.68
Other	311	.38	348	.29	304	.33	348	.80
Total secured borrowings	71,075	1.47	77,018	1.62	72,198	1.52	78,598	2.11
Core Earnings basis borrowings(1)	78,538	1.75	86,507	1.95	80,304	1.82	88,195	2.45
Adjustment for GAAP accounting treatment	—	(.10)	—	—	—	(.16)	—	.06
GAAP basis borrowings	$78,538	1.65%	$86,507	1.95%	$80,304	1.66%	$88,195	2.51%

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.” The differences in derivative accounting give rise to the difference above.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). A discussion of our critical accounting policies, which includes the allowance for loan losses, goodwill, and premium and discount amortization, can be found in our 2020 Form 10-K. There were no significant changes to these critical accounting policies during the nine months ended September 30, 2021.

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

	Three Months Ended September 30, 2021
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$353	$291	$—	$—	$644	$25	$(10)	$15	$659
Cash and investments	—	1	—	—	1	—	—	—	1
Total interest income	353	292	—	—	645	25	(10)	15	660
Total interest expense	202	129	—	15	346	(3)	(17)	(20)	326
Net interest income (loss)	151	163	—	(15)	299	28	7	35	334
Less: provisions for loan losses	—	22	—	—	22	—	—	—	22
Net interest income (loss) after provisions for loan losses	151	141	—	(15)	277	28	7	35	312
Other income (loss):
Servicing revenue	47	—	—	—	47	—	—	—	47
Asset recovery and business processing revenue	13	—	122	—	135	—	—	—	135
Other income (loss)	1	—	—	2	3	(28)	23	(5)	(2)
Losses on debt repurchases	—	—	—	(20)	(20)	—	—	—	(20)
Total other income (loss)	61	—	122	(18)	165	(28)	23	(5)	160
Expenses:
Direct operating expenses	53	45	87	—	185	—	—	—	185
Unallocated shared services expenses	—	—	—	63	63	—	—	—	63
Operating expenses	53	45	87	63	248	—	—	—	248
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	4	4	4
Restructuring/other reorganization expenses	—	—	—	—	—	—	—	—	—
Total expenses	53	45	87	63	248	—	4	4	252
Income (loss) before income tax expense (benefit)	159	96	35	(96)	194	—	26	26	220
Income tax expense (benefit)(2)	37	23	8	(23)	45	—	2	2	47
Net income (loss)	$122	$73	$27	$(73)	$149	$—	$24	$24	$173

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$35	$—	$35
Total other income (loss)	(5)	—	(5)
Goodwill and acquired intangible asset impairment and amortization	—	4	4
Total Core Earnings adjustments to GAAP	$30	$(4)	26
Income tax expense (benefit)			2
Net income (loss)			$24

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended September 30, 2020
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$393	$350	$—	$—	$743	$31	$(14)	$17	$760
Cash and investments	—	—	—	1	1	—	—	—	1
Total interest income	393	350	—	1	744	31	(14)	17	761
Total interest expense	232	161	—	30	423	7	(5)	2	425
Net interest income (loss)	161	189	—	(29)	321	24	(9)	15	336
Less: provisions for loan losses	4	10	—	—	14	—	—	—	14
Net interest income (loss) after provisions for loan losses	157	179	—	(29)	307	24	(9)	15	322
Other income (loss):
Servicing revenue	53	1	—	—	54	—	—	—	54
Asset recovery and business processing revenue	35	—	90	—	125	—	—	—	125
Other income (loss)	(1)	—	—	1	—	(24)	22	(2)	(2)
Total other income (loss)	87	1	90	1	179	(24)	22	(2)	177
Expenses:
Direct operating expenses	64	37	69	—	170	—	—	—	170
Unallocated shared services expenses	—	—	—	62	62	—	—	—	62
Operating expenses	64	37	69	62	232	—	—	—	232
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	5	5	5
Restructuring/other reorganization expenses	—	—	—	3	3	—	—	—	3
Total expenses	64	37	69	65	235	—	5	5	240
Income (loss) before income tax expense (benefit)	180	143	21	(93)	251	—	8	8	259
Income tax expense (benefit)(2)	43	33	5	(22)	59	—	(7)	(7)	52
Net income (loss)	$137	$110	$16	$(71)	$192	$—	$15	$15	$207

(1)	Core Earnings adjustments to GAAP:
	Three Months Ended September 30, 2020
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$15	$—	$15
Total other income (loss)	(2)	—	(2)
Goodwill and acquired intangible asset impairment and amortization	—	5	5
Total Core Earnings adjustments to GAAP	$13	$(5)	8
Income tax expense (benefit)			(7)
Net income (loss)			$15

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2021
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,062	$905	$—	$—	$1,967	$73	$(29)	$44	$2,011
Cash and investments	—	1	—	1	2	—	—	—	2
Total interest income	1,062	906	—	1	1,969	73	(29)	44	2,013
Total interest expense	627	416	—	51	1,094	(6)	(93)	(99)	995
Net interest income (loss)	435	490	—	(50)	875	79	64	143	1,018
Less: provisions for loan losses	—	(66)	—	—	(66)	—	—	—	(66)
Net interest income (loss) after provisions for loan losses	435	556	—	(50)	941	79	64	143	1,084
Other income (loss):
Servicing revenue	146	3	—	—	149	—	—	—	149
Asset recovery and business processing revenue	39	—	377	—	416	—	—	—	416
Other income (loss)	3	1	—	5	9	(66)	87	21	30
Gains on sales of loans	—	91	—	—	91	(13)	—	(13)	78
Losses on debt repurchases	—	—	—	(32)	(32)	—	—	—	(32)
Total other income (loss)	188	95	377	(27)	633	(79)	87	8	641
Expenses:
Direct operating expenses	170	124	270	—	564	—	—	—	564
Unallocated shared services expenses	—	—	—	194	194	—	—	—	194
Operating expenses	170	124	270	194	758	—	—	—	758
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	14	14	14
Restructuring/other reorganization expenses	—	—	—	8	8	—	—	—	8
Total expenses	170	124	270	202	766	—	14	14	780
Income (loss) before income tax expense (benefit)	453	527	107	(279)	808	—	137	137	945
Income tax expense (benefit)(2)	107	123	25	(65)	190	—	27	27	217
Net income (loss)	$346	$404	$82	$(214)	$618	$—	$110	$110	$728

(1)	Core Earnings adjustments to GAAP:
	Nine Months Ended September 30, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$143	$—	$143
Total other income (loss)	8	—	8
Goodwill and acquired intangible asset impairment and amortization	—	14	14
Total Core Earnings adjustments to GAAP	$151	$(14)	137
Income tax expense (benefit)			27
Net income (loss)			$110
(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2020
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,430	$1,117	$—	$—	$2,547	$47	$(42)	$5	$2,552
Cash and investments	7	3	—	5	15	—	—	—	15
Total interest income	1,437	1,120	—	5	2,562	47	(42)	5	2,567
Total interest expense	974	545	—	96	1,615	39	4	43	1,658
Net interest income (loss)	463	575	—	(91)	947	8	(46)	(38)	909
Less: provisions for loan losses	13	140	—	—	153	—	—	—	153
Net interest income (loss) after provisions for loan losses	450	435	—	(91)	794	8	(46)	(38)	756
Other income (loss):
Servicing revenue	158	5	—	—	163	—	—	—	163
Asset recovery and business processing revenue	126	—	211	—	337	—	—	—	337
Other income (loss)	8	—	—	9	17	(8)	(247)	(255)	(238)
Total other income (loss)	292	5	211	9	517	(8)	(247)	(255)	262
Expenses:
Direct operating expenses	217	109	180	—	506	—	—	—	506
Unallocated shared services expenses	—	—	—	189	189	—	—	—	189
Operating expenses	217	109	180	189	695	—	—	—	695
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	16	16	16
Restructuring/other reorganization expenses	—	—	—	9	9	—	—	—	9
Total expenses	217	109	180	198	704	—	16	16	720
Income (loss) before income tax expense (benefit)	525	331	31	(280)	607	—	(309)	(309)	298
Income tax expense (benefit)(2)	124	78	7	(66)	143	—	(72)	(72)	71
Net income (loss)	$401	$253	$24	$(214)	$464	$—	$(237)	$(237)	$227

(1)	Core Earnings adjustments to GAAP:
	Nine Months Ended September 30, 2020
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(38)	$—	$(38)
Total other income (loss)	(255)	—	(255)
Goodwill and acquired intangible asset impairment and amortization	—	16	16
Total Core Earnings adjustments to GAAP	$(293)	$(16)	(309)
Income tax expense (benefit)			(72)
Net income (loss)			$(237)
(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Core Earnings net income	$149	$192	$618	$464
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	30	13	151	(293)
Net impact of goodwill and acquired intangible assets	(4)	(5)	(14)	(16)
Net income tax effect	(2)	7	(27)	72
Total Core Earnings adjustments to GAAP	24	15	110	(237)
GAAP net income	$173	$207	$728	$227

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Core Earnings derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$(5)	$(2)	$21	$(255)
Plus: Gains (losses) on fair value hedging activity included in interest expense	10	(3)	71	(18)
Total gains(losses)	5	(5)	92	(273)
Plus: Reclassification of settlement expense (income) on derivative and hedging activities, net(1)	28	24	66	8
Mark-to-market gains (losses) on derivative and hedging activities, net(2)	33	19	158	(265)
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	(10)	(14)	(30)	(42)
Other derivative accounting adjustments(3)	7	8	23	14
Total net impact of derivative accounting	$30	$13	$151	$(293)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(25)	$(31)	$(73)	$(47)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	(3)	7	(6)	39
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	—	13	—
Total reclassifications of settlements on derivative and hedging activities	$(28)	$(24)	$(66)	$(8)

(2)	“Mark-to-market gains (losses) on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Floor Income Contracts	$23	$32	$81	$(157)
Basis swaps	1	(10)	5	2
Foreign currency hedges	3	(8)	48	7
Other	6	5	24	(117)
Total mark-to-market gains (losses) on derivative and hedging activities, net	$33	$19	$158	$(265)

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of September 30, 2021, derivative accounting has decreased GAAP equity by approximately $417 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Beginning impact of derivative accounting on GAAP equity	$(459)	$(692)	$(616)	$(235)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	42	35	199	(422)
Ending impact of derivative accounting on GAAP equity	$(417)	$(657)	$(417)	$(657)

(1)	Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Total pre-tax net impact of derivative accounting recognized in net income(2)	$30	$13	$151	$(293)
Tax and other impacts of derivative accounting adjustments	(8)	(1)	(37)	74
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	20	23	85	(203)
Net impact of net mark-to-market gains (losses) under derivative accounting	$42	$35	$199	$(422)

(2)  See “Core Earnings derivative adjustments” table above.

Hedging Embedded Floor Income

Net Floor premiums received on Floor Income Contracts that have not been amortized into Core Earnings as of the respective period-ends are presented in the table below. These net premiums will be recognized in Core Earnings in future periods. As of September 30, 2021, the remaining term of the Floor Income Contracts was approximately 2 years. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

In addition to using Floor Income Contracts, we also use pay-fixed interest rate swaps to hedge the embedded Floor Income within FFELP Loans. These interest rate swaps qualify as GAAP hedges and are accounted for as cash flow hedges of variable rate debt. For GAAP, gains and losses on these hedges are recorded in accumulated other comprehensive income. Hedged Floor Income from these cash flow hedges that has not been recognized into Core Earnings and GAAP as of the respective period-ends is presented in the table below. This hedged Floor Income will be recognized in Core Earnings and GAAP in future periods and is presented net of tax. As of September 30, 2021, the remaining term of these pay-fixed interest rate swaps was approximately 5 years. Historically, we have used pay-fixed interest rate swaps on a periodic basis to hedge embedded Floor Income and depending upon market conditions and pricing, we may enter into swaps in the future. The balance of unrecognized hedged Floor Income will increase as we enter into new swaps and decline as revenue is recognized

(Dollars in millions)	September 30, 2021	September 30, 2020
Unamortized net Floor premiums, net of tax	$18	$47
Unrecognized hedged Floor Income related to pay-fixed interest rate swaps, net of tax	273	366
Total hedged Floor Income, net of tax(1)(2)	$291	$413

(1)	$380 million and $540 million on a pre-tax basis as of September 30, 2021 and September 30, 2020, respectively.
(2)

Of the $291 million as of September 30, 2021, approximately $41 million, $118 million and $89 million will be recognized as part of Core Earnings net income in the remainder of 2021, 2022 and 2023, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Core Earnings goodwill and acquired intangible asset adjustments	$(4)	$(5)	$(14)	$(16)

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

The following table summarizes these expenses which are excluded:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Restructuring/other reorganization expenses	$—	$3	$8	$9
Regulatory-related expenses(1)	6	8	22	13
Total	$6	$11	$30	$22

(1)	Net of $10 million of insurance reimbursements for costs related to such matters for the nine months ended September 30, 2020.

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

(Dollars in millions)	September 30, 2021	September 30, 2020
Navient Corporation's stockholders' equity	$2,723	$2,254
Less: Goodwill and acquired intangible assets	721	741
Tangible Equity	2,002	1,513
Less: Equity held for FFELP Loans	272	298
Adjusted Tangible Equity	$1,730	$1,215
Divided by:
Total assets	$81,939	$89,664
Less:
Goodwill and acquired intangible assets	721	741
FFELP Loans	54,350	59,559
Adjusted tangible assets	$26,868	$29,364
Adjusted Tangible Equity Ratio(1)	6.4%	4.1%

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

(Dollars in millions)	September 30, 2021	September 30, 2020
Adjusted Tangible Equity (from above table)	$1,730	$1,215
Plus: ending impact of derivative accounting on GAAP equity	417	657
Pro forma Adjusted Tangible Equity	$2,147	$1,872
Divided by: adjusted tangible assets (from above table)	$26,868	$29,364
Pro forma Adjusted Tangible Equity Ratio	8.0%	6.4%

3.   Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses.  EBITDA for the Business Processing segment is calculated as:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Core Earnings pre-tax income	$35	$21	$107	$31
Plus:
Depreciation and amortization expense(1)	3	2	6	4
EBITDA	$38	$23	$113	$35
Divided by:
Total revenue	$122	$90	$377	$211
EBITDA margin	30%	25%	30%	17%

(1)	There is no interest expense in this segment.

Legal Proceedings

For a discussion of legal matters as of September 30, 2021, please refer to “Note 9 – Commitments and Contingencies” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and amendments we made to these risk factors for the quarter ended March 31, 2021 which were included in our Form 10-Q for such period (the “Risk Factors”) should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. These are not the only risks to which we are exposed. We are providing the following information regarding changes that have occurred to the previously disclosed Risk Factors primarily to reflect the impact of recent changes in ED policy pertaining to the Public Service Loan Forgiveness (PSLF) Program. Except for such additional information, we believe there have been no material changes from the Risk Factors previously disclosed.

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

Future initiatives by ED, or by Congress or future laws, executive orders or other policy statements to encourage or force consolidation, abolish existing or create additional income-based repayment or debt forgiveness programs or establish other policies and programs could affect prepayments on education loans. For example, recently, the Department of Education announced a set of policy changes as well as releasing proposed negotiated rulemaking proposals relating to the Public Service Loan Forgiveness program under its Direct Loan program, which may result in an increase in consolidations of FFELP loans into Direct Loans held by ED (which results in the loan no longer being on our balance sheet). While implementation of the policy changes and final new regulations are unknown at this time, individually or collectively, they may cause higher than anticipated prepayment rates on our portfolio of loans. Prepayment rates can also be impacted by student loan refinancing. Refinance products offered by us and our competitors may increase the repayment rate on our FFELP Loans and Private Education Loans.

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

Finally, rating agencies may place bonds on watch or change their ratings on (or their ratings methodology for) the bonds issued by a securitization trust, possibly raising or lowering their ratings, based upon these prepayment rates and their perception of the risk posed by those rates to the timing of the trust cash flows. Placing bonds on watch, changing ratings negatively, proposing or making changes to ratings methodology could: (i) affect our liquidity; (ii) impede our access to the securitization markets; (iii) require changes to our securitization structures; or (iv) impact our net interest.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at September 30, 2021 and 2020, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months. There is the possibility that the Federal Reserve may use negative interest rates if economic conditions warrant which could potentially affect the success of our asset and liability management activities and negatively affect our financial condition and results of operations.

	As of September 30, 2021		As of September 30, 2020
	Impact on Annual Earnings If:		Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities(1)	$(31)	$10	$(56)	$14
Mark-to-market gains (losses) on derivative and hedging activities	92	(120)	127	(180)
Increase (decrease) in income before taxes	$61	$(110)	$71	$(166)
Increase (decrease) in net income after taxes	$47	$(85)	$55	$(128)
Increase (decrease) in diluted earnings per common share	$.29	$(.52)	$.29	$(.67)

(1)	If decreasing interest rates by 100 basis points results in a negative interest rate, we assume the interest rate is 0% for this disclosure (as opposed to being a negative interest rate).

	At September 30, 2021
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$76,983	$(355)	—	$548	1%
Other earning assets	3,606	—	—	—	—
Other assets	3,965	(169)	(4)	245	6
Total assets gain/(loss)	$84,554	$(524)	(1)%	$793	1%
Liabilities
Interest-bearing liabilities	$78,855	$(337)	—%	$365	—%
Other liabilities	795	(138)	(17)	231	29
Total liabilities (gain)/loss	$79,650	$(475)	(1)%	$596	1%

	At December 31, 2020
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$81,579	$(419)	(1)%	$669	1%
Other earning assets	3,822	—	—	—	—
Other assets	4,227	(248)	(6)	300	7
Total assets gain/(loss)	$89,628	$(667)	(1)%	$969	1%
Liabilities
Interest-bearing liabilities	$83,345	$(373)	—%	$406	—%
Other liabilities	1,020	(274)	(27)	358	35
Total liabilities (gain)/loss	$84,365	$(647)	(1)%	$764	1%

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2021. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.7	$—	$2.7
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	1.6	—	1.6
Prime	monthly	5.6	—	5.6
3-month LIBOR	quarterly	.3	24.3	(24.0)
3-month LIBOR(2)	monthly	—	.6	(.6)
3-month LIBOR(2)	daily	—	.1	(.1)
1-month LIBOR	monthly	3.7	31.3	(27.6)
1-month LIBOR	daily	51.4	—	51.4
Non-Discrete reset(2)(3)	monthly	—	3.8	(3.8)
Non-Discrete reset(4)	daily/weekly	3.6	.2	3.4
Fixed Rate(5)		12.6	21.6	(9.0)
Total		$81.9	$81.9	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding includes loan repurchase facilities.
(3)	Funding consists of auction rate ABS and ABCP facilities.
(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

Core Earnings Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.7	$—	$2.7
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	1.6	—	1.6
Prime	monthly	5.6	—	5.6
3-month LIBOR	quarterly	.3	5.6	(5.3)
3-month LIBOR(2)	monthly	—	.6	(.6)
3-month LIBOR(2)	daily	—	.1	(.1)
1-month LIBOR	monthly	3.7	49.4	(45.7)
1-month LIBOR	daily	51.4	—	51.4
Non-Discrete reset(2)(3)	monthly	—	3.8	(3.8)
Non-Discrete reset(4)	daily/weekly	3.6	.2	3.4
Fixed Rate(5)		12.4	22.0	(9.6)
Total		$81.7	$81.7	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding includes loan repurchase facilities.
(3)	Funding consists of auction rate ABS and ABCP facilities.
(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchases of shares of our common stock in the three months ended September 30, 2021.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 — July 31, 2021	2.5	$19.92	2.5	$251
August 1 — August 31, 2021	2.5	21.81	2.3	$200
September 1 — September 30, 2021	2.2	22.66	2.2	$150
Total third-quarter 2021	7.2	$21.42	7.0

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

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2021. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
FFELP Loans (net of allowance for losses of $269 and $288, respectively)	$54,350	$58,284
Private Education Loans (net of allowance for losses of $980 and $1,089, respectively)	20,018	21,079
Investments
Held-to-maturity	80	15
Other	215	270
Total investments	295	285
Cash and cash equivalents	1,050	1,183
Restricted cash and cash equivalents	2,261	2,354
Goodwill and acquired intangible assets, net	721	735
Other assets	3,244	3,492
Total assets	$81,939	$87,412
Liabilities
Short-term borrowings	$2,781	$6,613
Long-term borrowings	75,629	77,332
Other liabilities	795	1,020
Total liabilities	79,205	84,965
Commitments and contingencies
Equity
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 459 million and 454 million shares issued, respectively	4	4
Additional paid-in capital	3,277	3,226
Accumulated other comprehensive loss (net of tax benefit of $63 and $90, respectively)	(189)	(274)
Retained earnings	3,975	3,331
Total Navient Corporation stockholders’ equity before treasury stock	7,067	6,287
Less: Common stock held in treasury at cost: 297 million and 267 million shares, respectively	(4,344)	(3,854)
Total Navient Corporation stockholders’ equity	2,723	2,433
Noncontrolling interest	11	14
Total equity	2,734	2,447
Total liabilities and equity	$81,939	$87,412

Supplemental information — assets and liabilities of consolidated variable interest entities:

	September 30, 2021	December 31, 2020
FFELP Loans	$54,232	$58,068
Private Education Loans	17,767	18,658
Restricted cash	2,223	2,322
Other assets, net	1,549	1,420
Short-term borrowings	1,575	5,595
Long-term borrowings	68,707	68,900
Net assets of consolidated variable interest entities	$5,489	$5,973

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
FFELP Loans	$368	$410	$1,106	$1,435
Private Education Loans	291	350	905	1,117
Cash and investments	1	1	2	15
Total interest income	660	761	2,013	2,567
Total interest expense	326	425	995	1,658
Net interest income	334	336	1,018	909
Less: provisions for loan losses	22	14	(66)	153
Net interest income after provisions for loan losses	312	322	1,084	756
Other income (loss):
Servicing revenue	47	54	149	163
Asset recovery and business processing revenue	135	125	416	337
Other income (loss)	3	—	9	17
Gains on sales of loans	—	—	78	—
Losses on debt repurchases	(20)	—	(32)	—
Gains (losses) on derivative and hedging activities, net	(5)	(2)	21	(255)
Total other income (loss)	160	177	641	262
Expenses:
Salaries and benefits	141	121	433	362
Other operating expenses	107	111	325	333
Total operating expenses	248	232	758	695
Goodwill and acquired intangible asset impairment and amortization expense	4	5	14	16
Restructuring/other reorganization expenses	—	3	8	9
Total expenses	252	240	780	720
Income before income tax expense	220	259	945	298
Income tax expense	47	52	217	71
Net income	$173	$207	$728	$227
Basic earnings per common share	$1.05	$1.08	$4.20	$1.16
Average common shares outstanding	165	193	174	195
Diluted earnings per common share	$1.04	$1.07	$4.15	$1.15
Average common and common equivalent shares outstanding	167	194	176	197
Dividends per common share	$.16	$.16	$.48	$.48

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$173	$207	$728	$227
Net changes in cash flow hedges, net of taxes(1)	20	23	85	(203)
Total comprehensive income (loss)	$193	$230	$813	$24

(1)	See “Note 4 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at June 30, 2020	453,457,122	(259,538,478)	193,918,644	$4	$3,215	$(317)	$2,999	$(3,786)	$2,115	$11	$2,126
Comprehensive income (loss):
Net income	—	—	—	—	—	—	207	—	207	—	207
Other comprehensive income (loss), net of tax	—	—	—	—	—	23	—	—	23	—	23
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	230	—	230
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(31)	—	(31)	—	(31)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	30,968	—	30,968	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5	—	—	—	5	—	5
Common stock repurchased	—	(7,652,700)	(7,652,700)	—	—	—	—	(65)	(65)	—	(65)
Shares repurchased related to employee stock-based compensation plans	—	(16,833)	(16,833)	—	—	—	—	—	—	—	—
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2020	453,488,090	(267,208,011)	186,280,079	$4	$3,220	$(294)	$3,175	$(3,851)	$2,254	$11	$2,265

Balance at June 30, 2021	458,044,687	(290,204,499)	167,840,188	$4	$3,268	$(209)	$3,828	$(4,190)	$2,701	$11	$2,712
Comprehensive income (loss):
Net income	—	—	—	—	—	—	173	—	173	—	173
Other comprehensive income (loss), net of tax	—	—	—	—	—	20	—	—	20	—	20
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	193	—	193
Cash dividends:	—
Common stock ($.16 per share)	—	—	—	—	—	—	(26)	—	(26)	—	(26)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	552,194	—	552,194	—	5	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	4	—	—	—	4	—	4
Common stock repurchased	—	(7,002,852)	(7,002,852)	—	—	—	—	(150)	(150)	—	(150)
Shares repurchased related to employee stock-based compensation plans	—	(217,158)	(217,158)	—	—	—	—	(4)	(4)	—	(4)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2021	458,596,881	(297,424,509)	161,172,372	$4	$3,277	$(189)	$3,975	$(4,344)	$2,723	$11	$2,734

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2019	451,094,879	(235,658,196)	215,436,683	$4	$3,198	$(91)	$3,664	$(3,439)	$3,336	$13	$3,349
Cumulative adjustment for the adoption of ASU No. 2016-13	—	—	—	—	—	—	(620)	—	(620)	—	(620)
Comprehensive income (loss):
Net income	—	—	—	—	—	—	227	—	227	—	227
Other comprehensive income (loss), net of tax	—	—	—	—	—	(203)	—	—	(203)	—	(203)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	24	—	24
Cash dividends:
Common stock ($.48 per share)	—	—	—	—	—	—	(93)	—	(93)	—	(93)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Issuance of common shares	2,393,211	—	2,393,211	—	7	—	—	—	7	—	7
Stock-based compensation expense	—	—	—	—	15	—	—	—	15	—	15
Common stock repurchased	—	(30,628,580)	(30,628,580)	—	—	—	—	(400)	(400)	—	(400)
Shares repurchased related to employee stock-based compensation plans	—	(921,235)	(921,235)	—	—	—	—	(12)	(12)	—	(12)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2020	453,488,090	(267,208,011)	186,280,079	$4	$3,220	$(294)	$3,175	$(3,851)	$2,254	$11	$2,265

Balance at December 31, 2020	453,778,975	(267,476,521)	186,302,454	$4	$3,226	$(274)	$3,331	$(3,854)	$2,433	$14	$2,447
Comprehensive income (loss):
Net income	—	—	—	—	—	—	728	—	728	—	728
Other comprehensive income (loss), net of tax	—	—	—	—	—	85	—	—	85	—	85
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	813	—	813
Cash dividends:	—
Common stock ($.48 per share)	—	—	—	—	—	—	(82)	—	(82)	—	(82)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	4,817,906	—	4,817,906	—	34	—	—	—	34	—	34
Stock-based compensation expense	—	—	—	—	17	—	—	—	17	—	17
Common stock repurchased	—	(26,935,592)	(26,935,592)	—	—	—	—	(450)	(450)	—	(450)
Shares repurchased related to employee stock-based compensation plans	—	(3,012,396)	(3,012,396)	—	—	—	—	(40)	(40)	—	(40)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2021	458,596,881	(297,424,509)	161,172,372	$4	$3,277	$(189)	$3,975	$(4,344)	$2,723	$11	$2,734

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$728	$227
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) on sales of education loans	(78)	—
Losses on debt repurchases	32	—
Goodwill and acquired intangible asset impairment and amortization expense	14	16
Stock-based compensation expense	18	15
Mark-to-market (gains) losses on derivative and hedging activities, net	(295)	412
Provisions for loan losses	(66)	153
Decrease in accrued interest receivable	88	16
(Decrease) in accrued interest payable	(78)	(135)
Decrease in other assets	92	152
Increase (decrease) in other liabilities	79	(40)
Total adjustments	(194)	589
Total net cash provided by operating activities	534	816
Investing activities
Education loans acquired and originated	(4,708)	(3,473)
Proceeds from payments on education loans	8,190	8,519
Proceeds from sales of education loans	1,588	—
Other investing activities, net	43	(128)
Total net cash provided by investing activities	5,113	4,918
Financing activities
Borrowings collateralized by loans in trust - issued	5,992	5,606
Borrowings collateralized by loans in trust - repaid	(8,644)	(8,885)
Asset-backed commercial paper conduits, net	(1,723)	(1,248)
Long-term unsecured notes issued	495	682
Long-term unsecured notes repaid	(1,558)	(722)
Other financing activities, net	97	(241)
Common stock repurchased	(450)	(400)
Common dividends paid	(82)	(93)
Total net cash used in financing activities	(5,873)	(5,301)
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(226)	433
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	3,537	3,781
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,311	$4,214
Cash disbursements made (refunds received) for:
Interest	$1,050	$1,664
Income taxes paid	$144	$25
Income taxes received	$(9)	$—
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$1,050	$1,775
Restricted cash and restricted cash equivalents	2,261	2,439
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,311	$4,214
Supplemental cash flow information:
Noncash activity:
Investing activity - Held-to-maturity asset backed securities retained related to sales of education loans	$83	$—
Operating activity - Servicing assets recognized upon sales of education loans	$21	$—

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (VIEs) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2020 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2020 Form 10-K.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses

Allowance for Loan Losses Metrics

	Three Months Ended September 30, 2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance	$277	$976	$1,253
Total provision	—	22	22
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(1)	—	(16)	(16)
Net charge-offs remaining(2)	(8)	(39)	(47)
Total charge-offs(2)	(8)	(55)	(63)
Decrease in expected future recoveries on charged-off loans(3)	—	37	37
Allowance at end of period	269	980	1,249
Plus: expected future recoveries on charged-off loans(3)	—	397	397
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$269	$1,377	$1,646
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.07%	.77%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.33%
Allowance coverage of charge-offs(4)	8.4	6.3
Allowance as a percentage of the ending total loan balance(4)	.5%	6.6%
Allowance as a percentage of the ending loans in repayment(4)	.6%	7.0%
Ending total loans	$54,619	$20,998
Average loans in repayment	$45,201	$19,894
Ending loans in repayment	$44,160	$19,795

(1)

In third-quarter 2021, the portion of the loan amount charged off at default on Private Education Loans increased from 81.4% to 81.7%. This change resulted in a $16 million reduction to the balance of the expected future recoveries on charged-off loans.

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

Three Months Ended September 30,
(Dollars in millions)	2021
Beginning of period expected recoveries	$434
Expected future recoveries of current period defaults	6
Recoveries	(22)
Charge-offs	(21)
End of period expected recoveries	$397
Change in balance during period	$(37)

(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Three Months Ended September 30, 2020
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans
Beginning balance	$302	$1,098	$1,400
Total provision	4	10	14
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(1)	—	(23)	(23)
Net charge-offs remaining(2)	(9)	(40)	(49)
Total charge-offs(2)	(9)	(63)	(72)
Decrease in expected future recoveries on charged-off loans(3)	—	46	46
Allowance at end of period	297	1,091	1,388
Plus: expected future recoveries on charged-off loans(3)	—	503	503
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$297	$1,594	$1,891
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.07%	.75%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.44%
Allowance coverage of charge-offs(4)	8.8	6.4
Allowance as a percentage of the ending total loan balance(4)	.5%	7.1%
Allowance as a percentage of the ending loans in repayment(4)	.6%	7.6%
Ending total loans	$59,856	$22,380
Average loans in repayment	$47,597	$20,884
Ending loans in repayment	$48,716	$21,006

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

Three Months Ended September 30,
(Dollars in millions)	2020
Beginning of period expected recoveries	$549
Expected future recoveries of current period defaults	7
Recoveries	(28)
Charge-offs	(25)
End of period expected recoveries	$503
Change in balance during period	$(46)
(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance	$288	$1,089	$1,377
Provision:
Reversal of allowance related to loan sales(1)	—	(107)	(107)
Remaining provision	—	41	41
Total provision	—	(66)	(66)
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(2)	—	(16)	(16)
Net charge-offs remaining(3)	(19)	(109)	(128)
Total charge-offs(3)	(19)	(125)	(144)
Decrease in expected future recoveries on charged-off loans(4)	—	82	82
Allowance at end of period	269	980	1,249
Plus: expected future recoveries on charged-off loans(4)	—	397	397
Allowance at end of period excluding expected future recoveries on charged-off loans(5)	$269	$1,377	$1,646
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(2)	.06%	.72%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(2)	—%	.11%
Allowance coverage of charge-offs(5)	10.5	8.3
Allowance as a percentage of the ending total loan balance(5)	.5%	6.6%
Allowance as a percentage of the ending loans in repayment(5)	.6%	7.0%
Ending total loans	$54,619	$20,998
Average loans in repayment	$46,191	$20,145
Ending loans in repayment	$44,160	$19,795

(1)	In connection with the sale of approximately $1.6 billion of Private Education Loans.
(2)

In third-quarter 2021, the portion of the loan amount charged off at default on Private Education Loans increased from 81.4% to 81.7%. This change resulted in a $16 million reduction to the balance of the expected future recoveries on charged-off loans.

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

Nine Months Ended September 30,
(Dollars in millions)	2021
Beginning of period expected recoveries	$479
Expected future recoveries of current period defaults	16
Recoveries	(69)
Charge-offs	(29)
End of period expected recoveries	$397
Change in balance during period	$(82)
(5)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2020
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans
Beginning balance (after transition adjustment to CECL)	$324	$1,045	$1,369
Total provision	13	140	153
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(1)	—	(23)	(23)
Net charge-offs remaining(2)	(40)	(156)	(196)
Total charge-offs(2)	(40)	(179)	(219)
Decrease in expected future recoveries on charged-off loans(3)	—	85	85
Ending balance	297	1,091	1,388
Plus: expected future recoveries on charged-off loans(3)	—	503	503
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$297	$1,594	$1,891
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.11%	1.00%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.15%
Allowance coverage of charge-offs(4)	5.6	6.7
Allowance as a percentage of the ending total loan balance(4)	.5%	7.1%
Allowance as a percentage of the ending loans in repayment(4)	.6%	7.6%
Ending total loans	$59,856	$22,380
Average loans in repayment	$48,065	$20,739
Ending loans in repayment	$48,716	$21,006

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

Nine Months Ended September 30,
(Dollars in millions)	2020
Beginning of period expected recoveries	$588
Expected future recoveries of current period defaults	28
Recoveries	(84)
Charge-offs	(29)
End of period expected recoveries	$503
Change in balance during period	$(85)
(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for customers experiencing financial difficulty. Certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 74% and 72% of the loans granted forbearance have qualified as a TDR loan at September 30, 2021 and December 31, 2020, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction program as of September 30, 2021 and December 31, 2020 was $785 million and $948 million, respectively.

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Modified loans	$40	$51	$109	$216
Charge-offs	$37	$43	$90	$136
Payment default	$6	$7	$15	$39

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

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

	FFELP Loan Delinquencies
	September 30, 2021		December 31, 2020		September 30, 2020
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,430		$2,791		$3,038
Loans in forbearance(2)	8,029		7,725		8,102
Loans in repayment and percentage of each status:
Loans current	40,404	91.5%	43,623	90.8%	44,175	90.7%
Loans delinquent 31-60 days(3)	1,181	2.7	1,374	2.9	1,876	3.9
Loans delinquent 61-90 days(3)	665	1.5	836	1.7	930	1.9
Loans delinquent greater than 90 days(3)	1,910	4.3	2,223	4.6	1,735	3.5
Total FFELP Loans in repayment	44,160	100%	48,056	100%	48,716	100%
Total FFELP Loans	54,619		58,572		59,856
FFELP Loan allowance for losses	(269)		(288)		(297)
FFELP Loans, net	$54,350		$58,284		$59,559
Percentage of FFELP Loans in repayment		80.9%		82.0%		81.4%
Delinquencies as a percentage of FFELP Loans in repayment		8.5%		9.2%		9.3%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.4%		13.8%		14.3%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

   Loan type:

(Dollars in millions)	September 30, 2021	September 30, 2020	Change
Stafford Loans	$16,719	$18,011	$(1,292)
Consolidation Loans	33,143	36,876	(3,733)
Rehab Loans	4,757	4,969	(212)
Total	$54,619	$59,856	$(5,237)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	September 30, 2021
(Dollars in millions)	September 30, 2021	2020	2019	2018	2017	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$4,049	$2,228	$2,064	$762	$233	$10,021	$19,357	92%
Below 640	28	10	33	20	8	1,542	$1,641	8
Total	$4,077	$2,238	$2,097	$782	$241	$11,563	$20,998	100%
Loan Status:
In-school/grace/ deferment/forbearance	$32	$34	$45	$19	$8	$1,065	$1,203	6%
Current/90 days or less delinquent	4,044	2,203	2,049	762	232	10,289	$19,579	93
Greater than 90 days delinquent	1	1	3	1	1	209	216	1
Total	$4,077	$2,238	$2,097	$782	$241	$11,563	$20,998	100%
Seasoning(1):
1-12 payments	$4,058	$1,017	$37	$5	$1	$142	$5,260	25%
13-24 payments	—	1,201	1,330	20	4	167	$2,722	13
25-36 payments	—	—	709	385	12	273	$1,379	7
37-48 payments	—	—	—	364	133	417	$914	4
More than 48 payments	—	—	—	—	89	10,245	$10,334	49
Loans in-school/ grace/deferment	19	20	21	8	2	319	389	2
Total	$4,077	$2,238	$2,097	$782	$241	$11,563	$20,998	100%
TDR Status:
TDR	$1	$5	$26	$27	$30	$7,323	$7,412	35%
Non-TDR	4,076	2,233	2,071	755	211	4,240	13,586	65
Total	$4,077	$2,238	$2,097	$782	$241	$11,563	$20,998	100%
Cosigners:
With cosigner(2)	$12	$34	$13	$—	$37	$7,560	$7,656	36%
Without cosigner	4,065	2,204	2,084	782	204	4,003	13,342	64
Total	$4,077	$2,238	$2,097	$782	$241	$11,563	$20,998	100%
School Type:
Not-for-profit	$3,850	$2,137	$1,957	$721	$231	$9,607	$18,503	88%
For-profit	227	101	140	61	10	1,956	2,495	12
Total	$4,077	$2,238	$2,097	$782	$241	$11,563	$20,998	100%
Allowance for loan losses							(980)
Total loans, net							$20,018

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at September 30, 2021.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators by Origination Year
	September 30, 2020
(Dollars in millions)	September 30, 2020	2019	2018	2017	2016	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$3,135	$3,341	$1,212	$388	$82	$11,950	$20,108	90%
Below 640	14	39	25	10	3	2,181	2,272	10
Total	$3,149	$3,380	$1,237	$398	$85	$14,131	$22,380	100%
Loan Status:
In-school/grace/ deferment/forbearance	$19	$53	$26	$12	$3	$1,261	$1,374	6%
Current/90 days or less delinquent	3,130	3,325	1,210	386	82	12,738	20,871	93
Greater than 90 days delinquent	—	2	1	—	—	132	135	1
Total	$3,149	$3,380	$1,237	$398	$85	$14,131	$22,380	100%
Seasoning(1):
1-12 payments	$3,141	$2,191	$10	$2	$—	$193	$5,537	25%
13-24 payments	1	1,169	602	10	1	252	2,035	9
25-36 payments	—	—	613	225	5	417	1,260	6
37-48 payments	—	—	—	158	64	642	864	4
More than 48 payments	—	—	—	—	14	12,163	12,177	54
Loans in-school/ grace/deferment	7	20	12	3	1	464	507	2
Total	$3,149	$3,380	$1,237	$398	$85	$14,131	$22,380	100%
TDR Status:
TDR	$1	$8	$22	$30	$11	$8,508	$8,580	38%
Non-TDR	3,148	3,372	1,215	368	74	5,623	13,800	62
Total	$3,149	$3,380	$1,237	$398	$85	$14,131	$22,380	100%
Cosigners:
With cosigner(2)	$2	$14	$1	$53	$23	$9,259	$9,352	42%
Without cosigner	3,147	3,366	1,236	345	62	4,872	13,028	58
Total	$3,149	$3,380	$1,237	$398	$85	$14,131	$22,380	100%
School Type:
Not-for-profit	$2,995	$3,160	$1,144	$380	$85	$11,675	$19,439	87%
For-profit	154	220	93	18	—	2,456	2,941	13
Total	$3,149	$3,380	$1,237	$398	$85	$14,131	$22,380	100%
Allowance for loan losses							(1,091)
Total loans, net							$21,289

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at September 30, 2020.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	TDRs
	September 30, 2021		December 31, 2020		September 30, 2020
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$210		$280		$294
Loans in forbearance(2)	667		703		691
Loans in repayment and percentage of each status:
Loans current	5,988	91.6%	6,952	93.4%	7,152	94.1%
Loans delinquent 31-60 days(3)	224	3.5	185	2.5	196	2.6
Loans delinquent 61-90 days(3)	124	1.9	114	1.5	127	1.7
Loans delinquent greater than 90 days(3)	198	3.0	197	2.6	120	1.6
Total TDR loans in repayment	6,534	100%	7,448	100%	7,595	100%
Total TDR loans	7,411		8,431		8,580
TDR loans allowance for losses	(814)		(929)		(930)
TDR loans, net	$6,597		$7,502		$7,650
Percentage of TDR loans in repayment		88.2%		88.3%		88.5%
Delinquencies as a percentage of TDR loans in repayment		8.4%		6.6%		5.9%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		9.3%		8.6%		8.3%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

2.   Allowance for Loan Losses (Continued)
	Private Education Loan Delinquencies
	Non-TDRs
	September 30, 2021		December 31, 2020		September 30, 2020
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$179		$203		$213
Loans in forbearance(2)	147		141		176
Loans in repayment and percentage of each status:
Loans current	13,208	99.6%	13,335	99.6%	13,355	99.6%
Loans delinquent 31-60 days(3)	23	.2	26	.2	28	.2
Loans delinquent 61-90 days(3)	12	.1	12	.1	13	.1
Loans delinquent greater than 90 days(3)	18	.1	20	.1	15	.1
Total non-TDR loans in repayment	13,261	100%	13,393	100%	13,411	100%
Total non-TDR loans	13,587		13,737		13,800
Non-TDR loans allowance for losses	(166)		(160)		(161)
Non-TDR loans, net	$13,421		$13,577		$13,639
Percentage of non-TDR loans in repayment		97.6%		97.5%		97.2%
Delinquencies as a percentage of non-TDR loans in repayment		.4%		.4%		.4%
Loans in forbearance as a percentage of non- TDR loans in repayment and forbearance		1.1%		1.0%		1.3%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

3.   Borrowings

The following table summarizes our borrowings.

	September 30, 2021			December 31, 2020
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$903	$6,469	$7,372	$677	$7,714	$8,391
Total unsecured borrowings	903	6,469	7,372	677	7,714	8,391
Secured borrowings:
FFELP Loan securitizations(2)	—	52,299	52,299	—	54,697	54,697
Private Education Loan securitizations(3)	573	14,094	14,667	960	13,891	14,851
FFELP Loan ABCP facilities	—	1,182	1,182	2,053	479	2,532
Private Education Loan ABCP facilities	1,002	1,208	2,210	2,582	—	2,582
Other(4)	288	—	288	337	—	337
Total secured borrowings	1,863	68,783	70,646	5,932	69,067	74,999
Total before hedge accounting adjustments	2,766	75,252	78,018	6,609	76,781	83,390
Hedge accounting adjustments	15	377	392	4	551	555
Total	$2,781	$75,629	$78,410	$6,613	$77,332	$83,945

(1)

Includes principal amount of $906 million and $678 million of short-term debt as of September 30, 2021 and December 31, 2020, respectively. Includes principal amount of $6.5 billion and $7.8 billion of long-term debt as of September 30, 2021 and December 31, 2020, respectively.

(2)

Includes $51 million and $157 million of long-term debt related to the FFELP Loan asset-backed securitization repurchase facilities (“FFELP Loan Repurchase Facilities”) as of September 30, 2021 and December 31, 2020, respectively.

(3)

Includes $573 million and $960 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (“Private Education Loan Repurchase Facilities”) as of September 30, 2021 and December 31, 2020, respectively. Includes $0 and $260 million of long-term debt related to the Private Education Loan Repurchase Facilities as of September 30, 2021 and December 31, 2020, respectively.

(4)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

3.   Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of September 30, 2021 and December 31, 2020, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	September 30, 2021
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$52,299	$52,299	$53,049	$1,589	$1,469	$56,107
Private Education Loan securitizations	573	14,094	14,667	15,481	528	163	16,172
FFELP Loan ABCP facilities	—	1,182	1,182	1,183	20	47	1,250
Private Education Loan ABCP facilities	1,002	1,208	2,210	2,286	86	33	2,405
Total before hedge accounting adjustments	1,575	68,783	70,358	71,999	2,223	1,712	75,934
Hedge accounting adjustments	—	(76)	(76)	—	—	(163)	(163)
Total	$1,575	$68,707	$70,282	$71,999	$2,223	$1,549	$75,771

	December 31, 2020
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$54,697	$54,697	$55,535	$1,606	$1,438	$58,579
Private Education Loan securitizations	960	13,891	14,851	15,823	606	187	16,616
FFELP Loan ABCP facilities	2,053	479	2,532	2,533	36	76	2,645
Private Education Loan ABCP facilities	2,582	—	2,582	2,835	74	27	2,936
Total before hedge accounting adjustments	5,595	69,067	74,662	76,726	2,322	1,728	80,776
Hedge accounting adjustments	—	(167)	(167)	—	—	(308)	(308)
Total	$5,595	$68,900	$74,495	$76,726	$2,322	$1,420	$80,468

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

4.   Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(4)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$235	$323	$2	$6	$237	$329
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	5	28	—	—	5	28
Total derivative assets(2)		—	—	240	351	2	6	242	357
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	—	(7)	(14)	(7)	(14)
Floor Income Contracts	Interest rate	—	—	—	—	(117)	(197)	(117)	(197)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(161)	(322)	—	—	(161)	(322)
Other(3)	Interest rate	—	—	—	—	—	—	—	—
Total derivative liabilities(2)		—	—	(161)	(322)	(124)	(211)	(285)	(533)
Net total derivatives		$—	$—	$79	$29	$(122)	$(205)	$(43)	$(176)

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

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Gross position	$242	$357	$(285)	$(533)
Impact of master netting agreements	(19)	(50)	19	50
Derivative values with impact of master netting agreements (as carried on balance sheet)	223	307	(266)	(483)
Cash collateral (held) pledged	(226)	(336)	173	234
Net position	$(3)	$(29)	$(93)	$(249)

(3)	“Other” includes derivatives related to our Total Return Swap Facility.
(4)	The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of September 30, 2021		As of December 31, 2020
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$918	$15	$631	$4
Long-term borrowings	$8,124	$370	$11,017	$541

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

4.   Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at September 30, 2021 and December 31, 2020 by $4 million and $8 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at September 30, 2021 and December 31, 2020 by $3 million and $5 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020	Sep 30, 2021	Dec 31, 2020
Notional Values:
Interest rate swaps	$15.8	$16.7	$6.6	$7.5	$31.5	$26.8	$53.9	$51.0
Floor Income Contracts	—	—	—	—	12.5	17.0	12.5	17.0
Cross-currency interest rate swaps	—	—	2.1	3.7	—	—	2.1	3.7
Total derivatives	$15.8	$16.7	$8.7	$11.2	$44.0	$43.8	$68.5	$71.7

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$(53)	$(49)	$(228)	$375
Gains (losses) recognized in net income on hedged items	60	54	251	(401)
Net fair value hedge ineffectiveness gains (losses)	7	5	23	(26)
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	(48)	146	138	115
Gains (losses) recognized in net income on hedged items	51	(154)	(90)	(107)
Net fair value hedge ineffectiveness gains (losses)	3	(8)	48	8
Total fair value hedges(1)(2)	10	(3)	71	(18)
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—	—
Trading:
Interest rate swaps	(2)	(3)	13	(50)
Floor income contracts	(3)	1	8	(205)
Cross currency interest rate swaps	—	—	—	—
Other	—	—	—	—
Total trading derivatives(3)	(5)	(2)	21	(255)
Mark-to-market gains (losses) recognized	$5	$(5)	$92	$(273)

(1)	Recorded in interest expense in the consolidated statements of income.
(2)	The accrued interest income (expense) on fair value hedges and cash flow hedges is recorded in interest expense and is excluded from this table.
(3)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

4.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Total gains (losses) on cash flow hedges	$(1)	$4	$21	$(233)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	21	19	64	30
Net changes in cash flow hedges, net of tax	$20	$23	$85	$(203)

(1)	Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties:

(Dollars in millions)	September 30, 2021	December 31, 2020
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$226	$336
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	17	78
Total collateral held	$243	$414
Derivative asset at fair value including accrued interest	$225	$351
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$173	$234
Total collateral pledged	$173	$234
Derivative liability at fair value including accrued interest and premium receivable	$282	$504

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $111 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings. At September 30, 2021 and December 31, 2020, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $10 million and $13 million, respectively. The trusts are not required to post collateral to the counterparties. At September 30, 2021 and December 31, 2020, the net positive exposure on swaps in securitization trusts was $5 million and $28 million, respectively.

The table below highlights credit exposure related to our derivative counterparties at September 30, 2021.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$10	$5
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%	—%

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

5.   Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	September 30, 2021	December 31, 2020
Accrued interest receivable	$1,839	$1,933
Benefit and insurance-related investments	460	469
Income tax asset, net	346	454
Derivatives at fair value	223	307
Accounts receivable	190	118
Fixed assets, net	114	116
Other	72	95
Total	$3,244	$3,492

6.   Stockholders’ Equity

The following table summarizes common share repurchases, issuances and dividends paid.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share amounts)	2021	2020	2021	2020
Common stock repurchased(1)	7.0	7.7	26.9	30.6
Common stock repurchased (in dollars)(1)	$150	$65	$450	$400
Average purchase price per share(1)	$21.42	$8.42	$16.71	$13.06
Remaining common stock repurchase authority(1)	$150	$600	$150	$600
Shares repurchased related to employee stock- based compensation plans(2)	.2	—	3.0	.9
Average purchase price per share(2)	$21.36	$7.76	$13.59	$13.55
Common shares issued(3)	.6	—	4.8	2.4
Dividends paid	$26	$31	$82	$93
Dividends per share	$.16	$.16	$.48	$.48

(1)	Common shares purchased under our share repurchase program. Our board of directors authorized a $1 billion multi-year share repurchase program in October 2019.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on September 30, 2021 was $19.73.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

7.   Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Numerator:
Net income	$173	$207	$728	$227
Denominator:
Weighted average shares used to compute basic EPS	165	193	174	195
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	2	1	2	2
Dilutive potential common shares(2)	2	1	2	2
Weighted average shares used to compute diluted EPS	167	194	176	197
Basic earnings per common share	$1.05	$1.08	$4.20	$1.16
Diluted earnings per common share	$1.04	$1.07	$4.15	$1.15

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended September 30, 2021 and 2020, securities covering approximately 0 million and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2021 and 2020, securities covering approximately 0 million and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the three and nine months ended September 30, 2021, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

8.   Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During the third quarters of 2021 and 2020, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	September 30, 2021				December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	$—	$235	$2	$237	$—	$323	$6	$329
Cross-currency interest rate swaps	—	—	5	5	—	—	28	28
Total derivative assets(2)	—	235	7	242	—	323	34	357
Total	$—	$235	$7	$242	$—	$323	$34	$357
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$(7)	$(7)	$—	$—	$(14)	$(14)
Floor Income Contracts	—	(117)	—	(117)	—	(197)	—	(197)
Cross-currency interest rate swaps	—	—	(161)	(161)	—	—	(322)	(322)
Other	—	—	—	—	—	—	—	—
Total derivative liabilities(2)	—	(117)	(168)	(285)	—	(197)	(336)	(533)
Total	$—	$(117)	$(168)	$(285)	$—	$(197)	$(336)	$(533)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See "Note 4 – Derivative Financial Instruments" for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
(3)

Borrowings which are the hedged item in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

8.   Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended September 30,
	2021				2020
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(6)	$(108)	$—	$(114)	$(11)	$(606)	$—	$(617)
Total gains/(losses):
Included in earnings(1)	1	(53)	—	(52)	1	137	—	138
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	5	—	5	1	8	—	9
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(5)	$(156)	$—	$(161)	$(9)	$(461)	$—	$(470)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$1	$(48)	$—	$(47)	$1	$144	$—	$145

	Nine Months Ended September 30,
	2021				2020
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(8)	$(294)	$—	$(302)	$(17)	$(575)	$(1)	$(593)
Total gains/(losses):
Included in earnings(1)	2	120	—	122	7	72	—	79
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	1	18	—	19	1	42	1	44
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(5)	$(156)	$—	$(161)	$(9)	$(461)	$—	$(470)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$2	$(122)	$—	$(120)	$5	$107	$—	$112

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Gains (losses) on derivative and hedging activities, net	$1	$1	$2	$7
Interest expense	(53)	137	120	72
Total	$(52)	$138	$122	$79

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

8.   Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at September 30, 2021	Valuation Technique	Input	Range and Weighted Average
Derivatives
Prime/LIBOR basis swaps	$(5)	Discounted cash flow	Constant Prepayment Rate	9%
			Bid/ask adjustment to discount rate	.08%
Cross-currency interest rate swaps	(156)	Discounted cash flow	Constant Prepayment Rate	5%
Other	—
Total	$(161)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2021			December 31, 2020
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$55,869	$54,350	$1,519	$59,117	$58,284	$833
Private Education Loans	21,114	20,018	1,096	22,462	21,079	1,383
Cash and investments	3,606	3,606	—	3,822	3,822	—
Total earning assets	80,589	77,974	2,615	85,401	83,185	2,216
Interest-bearing liabilities
Short-term borrowings	2,797	2,781	(16)	6,626	6,613	(13)
Long-term borrowings	76,058	75,629	(429)	76,719	77,332	613
Total interest-bearing liabilities	78,855	78,410	(445)	83,345	83,945	600
Derivative financial instruments
Floor Income Contracts	(117)	(117)	—	(197)	(197)	—
Interest rate swaps	230	230	—	315	315	—
Cross-currency interest rate swaps	(156)	(156)	—	(294)	(294)	—
Other	—	—	—	—	—	—
Excess of net asset fair value over carrying value			$2,170			$2,816

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

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

Certain Cases

During the first quarter of 2016, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al.   Additionally, two putative class actions have been filed in the U.S. District Court for the District of New Jersey captioned Eli Pope v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian Lown, and Melvin Gross v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian M. Lown, both of which allege violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The cases were consolidated by the Court in February 2018 under the caption In Re Navient Corporation Securities Litigation and the plaintiffs filed a consolidated amended complaint in April 2018. In September 2021, the Company reached tentative agreements to settle both cases for a total of $42.5 million. As a result of these contingent losses now being probable, Navient accrued the $42.5 million loss in the third quarter of 2021. However, the net impact to operating expense for the quarter is $0 due to the accrual of the offsetting insurance reimbursements. The settlements, in which the Company and other defendants expressly deny any admission or concession of wrongdoing or fault, are subject to approval by the Court after notice and hearing. The Company can give no assurance whether or when the tentative settlements will receive the required approvals.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also, as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. We expect these various indemnification claims to be resolved at a future date as the cases move toward conclusion. Navient has no reserves related to indemnification matters with SLM BankCo as of September 30, 2021.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

10.   Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

The following tables illustrate the disaggregation of revenue from contracts with customers accounted for under ASC 606 according to service type and client type by reportable operating segment.

Revenue by Service Type

	Three Months Ended September 30,
	2021			2020
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$5	$—	$5	$18	$—	$18
Government services	—	75	75	—	56	56
Healthcare services	—	47	47	—	34	34
Total	$5	$122	$127	$18	$90	$108

	Nine Months Ended September 30,
	2021			2020
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$14	$—	$14	$70	$—	$70
Government services	—	204	204	—	133	133
Healthcare services	—	173	173	—	78	78
Total	$14	$377	$391	$70	$211	$281

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

10.   Revenue from Contracts with Customers Accounted for in Accordance with ASC 606 (Continued)

Revenue by Client Type

	Three Months Ended September 30,
	2021			2020
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$—	$4	$4	$9	$4	$13
Guarantor agencies	5	—	5	9	—	9
Other institutions	—	—	—	—	—	—
State and local government	—	56	56	—	39	39
Tolling authorities	—	15	15	—	13	13
Hospitals and other healthcare providers	—	47	47	—	34	34
Total	$5	$122	$127	$18	$90	$108

	Nine Months Ended September 30,
	2021			2020
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue

Federal government	$1	$—	$1	$39	$12	$51
Guarantor agencies	13	18	31	30	—	30
Other institutions	—	—	—	1	—	1
State and local government	—	144	144	—	84	84
Tolling authorities	—	42	42	—	37	37
Hospitals and other healthcare providers	—	173	173	—	78	78
Total	$14	$377	$391	$70	$211	$281

As of September 30, 2021 and September 30, 2020, there was $124 million and $90 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

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

Federal Education Loans Segment

In this segment, Navient owns FFELP Loans and performs servicing and asset recovery services on this portfolio. We also service and perform asset recovery services on federal education loans owned by other institutions. Our servicing quality, data-driven strategies, and multichannel education about federal repayment options translates into positive results for the millions of borrowers we serve.

We generate revenue primarily through net interest income on the FFELP Loan portfolio as well as servicing and asset recovery services revenue. This segment is expected to generate significant earnings and cash flow over the remaining life of the portfolio.

The following table includes asset information for our Federal Education Loans segment.

(Dollars in millions)	September 30, 2021	December 31, 2020
FFELP Loans, net	$54,350	$58,284
Cash and investments(1)	1,654	1,685
Other	2,134	2,241
Total assets	$58,138	$62,210

(1)	Includes restricted cash and investments.

Consumer Lending Segment

In this segment, Navient owns, originates, acquires and services high-quality Refinance and In-School private education loans. We believe our more than 45 years of experience, product design, digital marketing strategies, and origination and servicing platform provide a unique competitive advantage. We see meaningful opportunities in originating Private Education Loans to financially responsible consumers, generating attractive long-term risk adjusted returns. We generate revenue primarily through net interest income on our Private Education Loan portfolio.

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	September 30, 2021	December 31, 2020
Private Education Loans, net	$20,018	$21,079
Cash and investments(1)	848	828
Other	844	964
Total assets	$21,710	$22,871

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

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

At September 30, 2021 and December 31, 2020, the Business Processing segment had total assets of $439 million and $425 million, respectively.

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

At September 30, 2021 and December 31, 2020, the Other segment had total assets of $1.7 billion and $1.9 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

11.   Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2021
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$353	$291	$—	$—	$644	$25	$(10)	$15	$659
Cash and investments	—	1	—	—	1	—	—	—	1
Total interest income	353	292	—	—	645	25	(10)	15	660
Total interest expense	202	129	—	15	346	(3)	(17)	(20)	326
Net interest income (loss)	151	163	—	(15)	299	28	7	35	334
Less: provisions for loan losses	—	22	—	—	22	—	—	—	22
Net interest income (loss) after provisions for loan losses	151	141	—	(15)	277	28	7	35	312
Other income (loss):
Servicing revenue	47	—	—	—	47	—	—	—	47
Asset recovery and business processing revenue	13	—	122	—	135	—	—	—	135
Other income (loss)	1	—	—	2	3	(28)	23	(5)	(2)
Losses on debt repurchases	—	—	—	(20)	(20)	—	—	—	(20)
Total other income (loss)	61	—	122	(18)	165	(28)	23	(5)	160
Expenses:
Direct operating expenses	53	45	87	—	185	—	—	—	185
Unallocated shared services expenses	—	—	—	63	63	—	—	—	63
Operating expenses	53	45	87	63	248	—	—	—	248
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	4	4	4
Restructuring/other reorganization expenses	—	—	—	—	—	—	—	—	—
Total expenses	53	45	87	63	248	—	4	4	252
Income (loss) before income tax expense (benefit)	159	96	35	(96)	194	—	26	26	220
Income tax expense (benefit)(2)	37	23	8	(23)	45	—	2	2	47
Net income (loss)	$122	$73	$27	$(73)	$149	$—	$24	$24	$173

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$35	$—	$35
Total other income (loss)	(5)	—	(5)
Goodwill and acquired intangible asset impairment and amortization	—	4	4
Total Core Earnings adjustments to GAAP	$30	$(4)	26
Income tax expense (benefit)			2
Net income (loss)			$24

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

11.   Segment Reporting (Continued)

	Nine Months Ended September 30, 2021
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,062	$905	$—	$—	$1,967	$73	$(29)	$44	$2,011
Cash and investments	—	1	—	1	2	—	—	—	2
Total interest income	1,062	906	—	1	1,969	73	(29)	44	2,013
Total interest expense	627	416	—	51	1,094	(6)	(93)	(99)	995
Net interest income (loss)	435	490	—	(50)	875	79	64	143	1,018
Less: provisions for loan losses	—	(66)	—	—	(66)	—	—	—	(66)
Net interest income (loss) after provisions for loan losses	435	556	—	(50)	941	79	64	143	1,084
Other income (loss):
Servicing revenue	146	3	—	—	149	—	—	—	149
Asset recovery and business processing revenue	39	—	377	—	416	—	—	—	416
Other income (loss)	3	1	—	5	9	(66)	87	21	30
Gains on sales of loans	—	91	—	—	91	(13)	—	(13)	78
Losses on debt repurchases	—	—	—	(32)	(32)	—	—	—	(32)
Total other income (loss)	188	95	377	(27)	633	(79)	87	8	641
Expenses:
Direct operating expenses	170	124	270	—	564	—	—	—	564
Unallocated shared services expenses	—	—	—	194	194	—	—	—	194
Operating expenses	170	124	270	194	758	—	—	—	758
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	14	14	14
Restructuring/other reorganization expenses	—	—	—	8	8	—	—	—	8
Total expenses	170	124	270	202	766	—	14	14	780
Income (loss) before income tax expense (benefit)	453	527	107	(279)	808	—	137	137	945
Income tax expense (benefit)(2)	107	123	25	(65)	190	—	27	27	217
Net income (loss)	$346	$404	$82	$(214)	$618	$—	$110	$110	$728

(1)	Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$143	$—	$143
Total other income (loss)	8	—	8
Goodwill and acquired intangible asset impairment and amortization	—	14	14
Total Core Earnings adjustments to GAAP	$151	$(14)	137
Income tax expense (benefit)			27
Net income (loss)			$110

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2021 and for the three and nine months ended

September 30, 2021 and 2020 is unaudited)

11.   Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Core Earnings net income	$149	$192	$618	$464
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	30	13	151	(293)
Net impact of goodwill and acquired intangible assets(2)	(4)	(5)	(14)	(16)
Net tax effect(3)	(2)	7	(27)	72
Total Core Earnings adjustments to GAAP	24	15	110	(237)
GAAP net income	$173	$207	$728	$227

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
Joe Fisher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 27, 2021

 APPENDIX A

form 10-Q cross-reference index

Page Number

Part I. Financial Information

Item 1.	Financial Statements	49-88

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-40

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43-46

Item 4.	Controls and Procedures	47

Part II. Other Information

Item 1.	Legal Proceedings	41, 76

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits	48

Signatures		89