Form 10-K
period 2021-12-31
NAVIENT CORP
filed 2022-02-25
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021 was $3.2 billion (based on closing sale price of $19.33 per share as reported for the NASDAQ Global Select Market).

As of January 31, 2022, there were 152,132,902 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement (the “2022 Proxy Statement”) relating to the Registrant’s 2022 Annual Meeting of Shareholders, to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm ID: 185Auditor Name: KPMG LLPAuditor Location: McLean, VA

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Annual Report on Form 10-K contains “forward-looking” statements and other information that is based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “may,” “could,” “should,” “goals,” or “target.” Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties are discussed more fully under the section titled “Risk Factors” and include, but are not limited to the following:

•	the continuing impacts of the COVID-19 pandemic and related risks;
•	the economic conditions and the creditworthiness of third parties;
•	increased defaults on education loans held by us;
•	the cost and availability of funding in the capital markets;
•	the transition away from the LIBOR reference rate to an alternative reference rate;
•

higher or lower than expected prepayments of loans could change the expected net interest income we receive or cause the bonds issued by a securitization trust to be paid at a different speed than anticipated;

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

In addition, copies of our Board Governance Guidelines, Code of Business Conduct (which includes the code of ethics applicable to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and the governing charters for each committee of our Board of Directors are available free of charge on our website at navient.com/investors/corporate-governance, as well as in print to any shareholder upon request. We intend to disclose any amendments to or waivers from our Code of Business Conduct (to the extent applicable to our Principal Executive Officer or Principal Financial Officer) by posting such information on our website.

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

In addition to Core Earnings, we present the following non-GAAP financial measures: Adjusted Core Earnings, Tangible Equity, Adjusted Tangible Equity Ratio, Pro forma Adjusted Tangible Equity Ratio, and Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA) (for the Business Processing segment). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for a further discussion and a complete reconciliation between GAAP net income and Core Earnings.

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

We own a portfolio of $52.6 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We service and provide asset recovery services on this portfolio and for third parties, deploying data-driven approaches to support the success of our customers. Our flexible and scalable infrastructure manages large volumes of complex transactions, simplifying the customer experience and continually improving efficiency.

•	Consumer Lending

We own, service and originate Private Education Loans that enable people to pursue higher education and improve their economic opportunities. Our $20.2 billion private loan portfolio demonstrates high customer success rates. We help people simplify their finances through student loan refinancing, and we help families finance their higher education through transparent, affordable Private Education Loans. In 2021, we originated $6.0 billion in Private Education Loans.

•	Business Processing

We provide business processing solutions for more than 600 public sector and healthcare organizations, and their tens of millions of clients, patients, and constituents. Our suite of solutions and customer experience expertise enable our clients to focus on their missions, optimize their cash flow and deliver essential services, while helping those they serve successfully navigate complex programs, transactions and decisions. For each client, we customize a blend of technologies to deliver personalized, omnichannel communication experiences; machine learning automation; root-cause business analytics; secure cloud computing; and intelligent customer relationship platforms.

Superior Operational Performance with a Strong Commitment to Customer Service and Compliance

We help our customers — both individuals and institutions — navigate the path to financial success through proactive, simplified service and innovative solutions.

•

Scalable, data-driven solutions. Annually, we support tens of millions of people in conducting hundreds of millions of transactions and interactions. Designed using configurable architecture, our systems are built for scale and rapid implementation. We harness the power of data to build tailored programs that optimize our clients’ results.

We leverage our omnichannel communication platform, predictive analytics, and decades of insight to stay in touch with people and address challenges that may arise.

Using technology enabled solutions, we have rapidly staffed, trained, and activated several call centers with thousands of remote staff for clients needing urgent support, such as during the COVID-19 pandemic.

Across all our businesses, we use real-time dashboards and data visualization tools to monitor performance metrics and identify, track, and address trends and opportunities.

•

Simplify complex processes. On our clients’ behalf, we help individuals successfully navigate a broad spectrum of complex transactions. Our people and platforms simplify complex programs – including healthcare, tax, and transportation programs – to help constituents understand and meet their obligations.

•

Improve customer experience and success. We continually make enhancements to improve the customer experience, drawing from a variety of inputs including customer surveys, research panels, analysis of customer inquiries, transactions and activities, and complaint data, and regulator commentary. Across our businesses, our customer-facing representatives are trained and measured to provide empathetic, accurate support.

o	Repayment plan education and outreach: We help student loan borrowers understand their repayment options so they can make informed choices that align with their financial circumstances and goals.
o

Office of the Customer Advocate: Our Office of the Customer Advocate, established in 1997, offers escalated assistance to customers. We are committed to working with customers and appreciate customer comments, which, combined with our own customer communication channels, help us improve the ways we assist our customers.

o

Private loan modification program: In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of December 31, 2021, approximately $831 million of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

o

Serving military customers: Navient was the first student loan servicer to launch a dedicated military benefits customer service team, website (Navient.com/military) and toll-free number. Navient’s military benefits team supports service members and their families to access the benefits designed for them, including interest rate benefits, deferment and other options.

o

Financial literacy: We offer free resources, including videos, articles and online tools, to help customers and the general public build knowledge on personal finance topics. In 2021, we acquired Going Merry, a free online service enabling students to match to and apply for scholarships, institutional aid and government grants.

•

Commitment to compliance. Our rigorous compliance posture ensures adherence with laws and regulations and helps protect our clients, customers, employees and shareholders. We use a “Three Lines of Defense” compliance framework, considered best practice by the U.S. Federal Financial Institutions Examination Council (FFIEC). This framework and other compliance protocols ensure we adhere to key industry laws and regulations including: Fair and Accurate Credit Transactions Act (FACTA); Fair Credit Reporting Act (FCRA); Fair Debt Collection Practices Act (FDCPA); Electronic Funds Transfer Act (EFTA); Equal Credit Opportunity Act (ECOA); Federal Information Security Management Act (FISMA); Gramm-Leach-Bliley Act (GLBA); Health Insurance Portability and Accountability Act (HIPAA); IRS Publication 1075; Servicemembers Civil Relief Act (SCRA); Military Lending Act (MLA); Telephone Consumer Protection Act (TCPA); Truth in Lending Act (TILA); Unfair, Deceptive, or Abusive Acts and Practices (UDAAP); state laws; and state and city licensing.

•

Deliver superior performance. Whether supporting student loan borrowers in successfully managing their loans, designing and implementing new constituent-facing services for public sector agencies, generating additional revenue for hospitals and medical systems, or helping a state manage communication backlogs or recover revenue that funds essential services, Navient delivers value for our clients and customers.

We leverage leading-edge technology, data-driven insights, scale, and exemplary customer service to maximize our value for our clients and outperform the competition.

•

Corporate social responsibility. We are committed to contributing to the social and economic wellbeing of our local communities; fostering the success of our customers; supporting a culture of integrity, inclusion and equality in our workforce; and embracing sustainable business practices. Navient has earned recognition from premier organizations for our continued commitment to fostering diversity. Our employees are active in our communities, through local and national organizations, including a significant national partnership with Boys & Girls Clubs of America (BGCA).

Navient is committed to a sustainable future. Our work is largely services based; as a result, our day-to-day operations require relatively small amounts of natural resource and energy inputs. We focus on reducing the total amount of CO2 and CO2 equivalents through various initiatives, including technology that minimizes energy usage in our office buildings and the widespread adoption of “paperless” digital customer communications. Navient prioritizes adding or updating insulation and other power-saving features to our buildings to further reduce our carbon emissions. We consider our energy efficiency in our growth and real estate decisions.

Strong Financial Performance Resulting in a Strong Capital Return

Our 2021 results continue to build upon our previous year’s results demonstrating the strength of our business model and our ability to deliver predictable and meaningful cash flow and earnings in all types of economic environments. Adjusted Core Earnings(1) per share grew 31% compared to the prior year.

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

On December 10, 2021, our Board approved a share repurchase program authorizing the purchase of up to $1 billion of the company’s outstanding common stock. At December 31, 2021, $1 billion remained in share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our Adjusted Tangible Equity Ratio(1) was 5.9% as of December 31, 2021.

(Dollars and shares in millions)	2020	2021
Shares repurchased	30.6	34.4
Reduction in shares outstanding	14%	17%
Total repurchases in dollars	$400	$600
Dividends paid	$123	$107
Total Capital Returned(2)	$523	$707
Adjusted Tangible Equity Ratio(1)	5.0%	5.9%

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”
(2)	Capital Returned is defined as share repurchases and dividends paid.

How We Organize Our Business

We operate our business in three primary segments: Federal Education Loans, Consumer Lending and Business Processing.

Federal Education Loans
FFELP Loans
FFELP Loans - Servicing
FFELP Loans - Asset Recovery
Consumer Lending
Private Education Refinance Loans
Private Education Loans - Other
Business Processing
Government Services - Federal, State, and Local (Non-education)
Healthcare Services

Federal Education Loans Segment

In this segment, Navient owns FFELP Loans and performs servicing and asset recovery services on this portfolio. We also service and perform asset recovery services on FFELP Loans owned by other institutions. Our servicing quality, data-driven strategies and omnichannel education about federal repayment options translate into positive results for the millions of borrowers we serve.

We generate revenue primarily through net interest income on the FFELP Loan portfolio as well as servicing and asset recovery services revenue. This segment is expected to generate significant earnings and cash flow over the remaining life of the portfolio.

Navient’s portfolio of FFELP Loans as of December 31, 2021 was $52.6 billion. We expect this portfolio to have an amortization period in excess of 15 years, with a 7-year remaining weighted average life. The segment net interest margin was 0.99% in 2021. Navient’s goal is to support customers to successfully pay off their loans while optimizing cash flows generated by our FFELP Loan portfolio. As a result of the long-term funding strategy used for our FFELP Loan portfolio and the guarantees provided on these loans, the portfolio generates consistent and predictable cash flows. As of December 31, 2021, approximately 95% of the FFELP Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

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

In October 2021, Navient transferred its servicing contract for U.S. Department of Education (ED) owned student loan accounts to a third party, via a contract novation. Prior to the transfer, this contract had accounted for approximately 6% of Navient’s annual revenue.

Consumer Lending Segment

In this segment, Navient owns, originates, acquires and services high-quality refinance and in-school Private Education Loans. We believe our more than 45 years of experience, product design, digital marketing strategies, and origination and servicing platform provide a unique competitive advantage. We see meaningful growth opportunities in originating Private Education Loans to financially responsible consumers, generating attractive long-term, risk-adjusted returns. We generate revenue primarily through net interest income on our Private Education Loan portfolio.

Through our Earnest and NaviRefi brands, our refinancing loan products enable college graduates and professionals to refinance their student loans at lower interest rates with consumer-friendly terms. At December 31, 2021, Navient held $9.8 billion of Private Education Refinance Loans, with 2021 originations of $5.8 billion, a 28% increase from $4.6 billion in 2020. Our Earnest in-school Private Education Loan product offers consumer-friendly features to college students and their cosigners who need additional funding to pursue higher education. We also offer a parent loan, for parents, guardians, or sponsors to help cover the cost of a child’s education.

Private Education Loan Originations [1]

Loan Originations per Year (in millions)
$7,000
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
2019
2020
2021
Loan Originations per Year

(1)	Total Private Education Loan originations include in-school and refinance loans.

(Dollars in millions)	2019	2020	2021
Loan originations	$4,903	$4,635	$6,023

Navient’s total portfolio of Private Education Loans as of December 31, 2021 was $20.2 billion. We expect the portfolio to have an amortization period in excess of 15 years, with a 4-year remaining weighted average life. The segment net interest margin was 2.92% in 2021. Our goal is to support our customers to successfully pay off their loans, while optimizing the cash flows generated by our Private Education Loan portfolio.

We carefully manage the credit risk of our portfolio through rigorous underwriting, high-quality servicing and risk mitigation practices, and appropriate use of forbearance and loan modification programs. As of December 31, 2021, approximately 70% of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

Business Processing Segment

In this segment, Navient performs business processing services for over 600 government and healthcare clients.

•

Government services: We provide state governments, agencies, court systems, municipalities, and parking and tolling authorities with leveraging our scale, integrated technology solutions, decades of differentiated customer experience expertise and evidence-based approach. Our support enables our clients to better serve their constituents, meet rapidly changing needs, improve technology, reduce operating expenses, manage risk and optimize revenue opportunities.

•

Healthcare services: We perform revenue cycle outsourcing, accounts receivable management, extended business office support, consulting engagements and public health programs. We offer customizable solutions for our clients that include hospitals, hospital systems, medical centers, large physician groups, other healthcare providers and public health departments.

We see meaningful growth opportunities as we leverage integrated technology solutions, superior data-driven strategies, omnichannel customer service expertise, operating efficiency, and regulatory compliance and risk management infrastructure to extend our business processing services into new markets. For example, in 2021 we supported states in providing unemployment benefits and contact tracing and vaccine coordination services in connection with the COVID-19 pandemic. Navient generated EBITDA(1) of $136 million in 2021, up $79 million, or 139%, from 2020.

Other Segment

This segment consists of our corporate liquidity portfolio, gains and losses incurred on the repurchase of debt, unallocated expenses of shared services (which includes regulatory expenses) and restructuring/other reorganization expenses.

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

Community Engagement. Our team also supports the communities where we live and work. The Navient Community Fund supports organizations that work to address the root causes that limit financial success for all Americans. Navient has partnered with BGCA to provide career and college planning resources to youth, including those from under-resourced communities. Through this partnership, we have helped develop digital tools and curriculum to help youth learn about college and financial aid and explore careers relevant to their unique interests. Navient employees also volunteer at BGCA clubs in the communities where we live and work, including hosting college fairs, speaking at career days, painting club buildings and organizing back-to-school supply drives. Navient offers paid time off per month to empower our employees to volunteer for a Navient-supported nonprofit organization in their community. Through employee-led fundraising efforts, Team Navient gives back to our local communities by supporting a variety of local nonprofit organizations serving thousands of families each year.

Compensation, Wellness and Benefits. Navient offers competitive, sound and equitable pay that is designed to attract, retain and motivate highly qualified employees. This ensures that the total compensation paid to our employees is appropriate in a market context and provides a mix of fixed and variable elements that appropriately balance risk while rewarding performance aligned with the Company’s long-term goals. The Company maintains a comprehensive governance program to administer incentive compensation programs which reward staff and management for the achievement of business results, customer satisfaction, and compliance with regulatory requirements. Navient provides a comprehensive and competitive benefits package to assist the needs of employees and their families. In support of overall wellbeing, we take a holistic approach, providing our employees with resources to assist in managing their physical, emotional and financial health, such as medical plan choices; a 401(k) savings plan with a 5% company match; an employee stock purchase program; generous paid time off and holiday schedule; life and disability insurance; adoption assistance; tuition reimbursement; and numerous health support and wellness programs.

Ensuring the health and safety of our employees is a top priority at Navient. In response to the COVID-19 pandemic, we have taken critical actions to support our employees. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Navient’s Response to COVID-19” for more information on the actions Navient has taken to protect the health and safety of our employees during the COVID-19 pandemic.

Employee Engagement and Development. We combine competitive pay and benefits with positive engagement, career development and succession planning to keep and build a strong team.

•

Maintaining strong employee engagement is a priority for Navient, and we routinely conduct engagement surveys via an independent firm enabling us to better understand employee morale, satisfaction, and engagement at Navient. We complete a rigorous review of results for each business unit and division, use action planning teams to analyze and interpret results, and address areas of opportunity to improve engagement and retention.

•

We offer opportunities for employees to participate in both internal and external programs to support their growth and development. An example is the Leadership Development Program for high-performing front-line and mid-level leaders who demonstrate effective leadership practices and are ready for further development.  Navient has been recognized as a Training Top 100 award-winning organization – the premier learning industry awards program recognizing the most successful learning and development programs in the world.

•

We conduct succession planning and preparation annually to assess Navient’s bench strength and readiness to backfill for all leadership positions in the top three levels at the Company. Development plans guide team members in becoming ever more ready for their next career advancement.

Inclusion, Diversity and Equity. With a commitment to inclusion, diversity and equity, Navient maintains a workplace where employees are welcomed and respected for who they are as individuals. Through our inclusion, diversity and equity strategy, Navient employees lead and participate in initiatives such as our Inclusion, Diversity & Equity Council and inclusion and diversity awareness campaigns. Our voluntary, staff-led employee resource groups enable individuals to join together in the workplace based on their common interests, shared life experiences, backgrounds, and demographic factors such as gender, race and ethnicity. To attract a diverse population of potential employees Navient markets all open positions through over 100 diversity job boards, extensive national, state, and community-based alliances, and job banks in all 50 states and U.S. territories.

Navient is a member of Employers for Pay Equity; has been recognized by the Human Rights Campaign via its Corporate Equality Index; is a member of the Veterans Jobs Mission; and has been recognized as a Military Friendly Employer and Military Friendly Spouse Employer. We are committed to ensuring each of our employees feels welcomed, valued, and included, and can bring their whole selves to work so they can contribute in a meaningful way. We know that being deliberately inclusive creates a diverse, highly engaged workforce that drives positive Company performance. We fuel innovation and growth by providing opportunities for employees with diverse perspectives to come together and work toward new solutions to enhance the financial success of our customers, and we provide compassionate, personalized service with a workforce that reflects and understands our diverse customer base.

Team Size. As of December 31, 2021, we had approximately 4,330 regular employees and approximately 1,865 temporary employees. Nearly all of our temporary employees were hired to support the expanding needs of clients in providing critical COVID-19 services to their constituents. None of our employees are covered by collective bargaining agreements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should be read in conjunction with the disclosures and information contained in “Forward-Looking and Cautionary Statements” and “Risk Factors” in this Annual Report on Form 10-K.

The objective of this discussion and analysis is to allow investors to view the company from management’s perspective.  Accordingly, we provide the reader with narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows. The discussion that follows is primarily focused on 2021 versus 2020 results. Discussion and analysis of 2020 results compared to 2019 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 26, 2021.

Selected Historical Financial Information and Ratios

	Years Ended December 31,
(In millions, except per share data)	2021	2020	2019
GAAP Basis
Net income(1)	$717	$412	$597
Diluted earnings per common share	$4.18	$2.12	$2.56
Weighted average shares used to compute diluted earnings per share	172	195	233
Return on assets	.88%	.47%	.63%
Dividends per common share	$.64	$.64	$.64
Return on common stockholders’ equity	27%	17%	18%
Dividend payout ratio	15%	30%	25%
Average equity/average assets	3.20%	2.60%	3.39%
Total assets	$80,605	$87,412	$94,903
Total borrowings	$76,978	$83,945	$90,198
Total Navient Corporation stockholders’ equity	$2,597	$2,433	$3,336
Book value per common share	$16.89	$13.06	$15.49

Core Earnings Basis(2)
Net income(1)(2)	$551	$631	$607
Diluted earnings per common share(2)	$3.21	$3.24	$2.60
Adjusted diluted earnings per common share(2)	$4.45	$3.40	$2.64
Weighted average shares used to compute diluted earnings per share	172	195	233
Net interest margin, Federal Education Loans segment	.99%	.99%	.83%
Net interest margin, Consumer Lending segment	2.92%	3.20%	3.30%
Return on assets	.68%	.71%	.64%

Education Loan Portfolios
Ending FFELP Loans, net	$52,641	$58,284	$64,575
Ending Private Education Loans, net	20,171	21,079	22,245
Ending total education loans, net	$72,812	$79,363	$86,820
Average FFELP Loans	$56,018	$61,522	$68,271
Average Private Education Loans	21,225	22,720	22,512
Average total education loans	$77,243	$84,242	$90,783

(1)

Regulatory expenses (which are excluded from Adjusted Core Earnings(2) expenses) for 2021 include $170 million, on an after-tax basis, related to the resolution of previously disclosed State Attorneys General litigation and investigations. See “Results of Operations – GAAP Comparison of 2021 Results with 2020” for further details. This expense equals $0.99 per share for 2021.

(2)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures – Core Earnings.”

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

2021 GAAP net income was $717 million(1) ($4.18 diluted earnings per share), compared with $412 million ($2.12 diluted earnings per share) in the prior year. See “Results of Operations – Comparison of 2021 Results with 2020” for a discussion of the primary contributors to the change in GAAP earnings between periods.

2021 Core Earnings(2) net income was $551 million(1) ($3.21 diluted Core Earnings per share), compared with $631 million ($3.24 diluted Core Earnings per share) for 2020. Full-year 2021 and 2020 adjusted Core Earnings(2) diluted earnings per share were $4.45 and $3.40 respectively. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

2021 was a year where we exceeded all of our original ﬁnancial targets, demonstrated the value of our education loan portfolio, leveraged our technology and infrastructure to grow our business processing segment, increased returns to shareholders, strengthened capital and took signiﬁcant steps to simplify and de-risk the business. Financial highlights of 2021 versus 2020 include:

Federal Education Loans segment:

•	Net income decreased $83 million, or 15%, from $537 million to $454 million;
•	FFELP Loan delinquency rate increased from 9.2% to 10.6% and is below pre-pandemic levels;
•	Transferred the servicing contract for ED owned student loan accounts to a third party in October 2021;

Consumer Lending segment:

•	Net income increased $132 million, or 37%, from $360 million to $492 million;
•	Originated $6.0 billion of Private Education Loans, a 30% increase over the prior year;
•	Private Education Loan delinquency rate increased from 2.6% to 3.2% and is below pre-pandemic levels;

Business Processing segment:

•	EBITDA(2) increased $79 million, or 139%, from $57 million to $136 million;
•	Revenue increased $184 million, or 61%, to $488 million;

Capital, funding and liquidity:

•	Adjusted tangible equity ratio(2) increased to 5.9% from 5.0%;
•	Repurchased $600 million of common shares. Authorized $1 billion in a new multi-year share repurchase program in December, all of which remains outstanding;
•	Paid $107 million in common stock dividends;
•	Issued $9.5 billion in term ABS and $1.3 billion in unsecured debt;
•

Repurchased $2.6 billion of unsecured debt, resulting in a pre-tax loss of $73 million ($0.33 per share), compared with $768 million repurchased at a $6 million loss ($0.02 per share) in the year-ago period; and

Expenses:

•

Adjusted Core Earnings expenses(2) increased $43 million to $974 million. This increase was primarily a result of a $106 million increase in expenses in the Business Processing segment related to the increase in revenue discussed above.

(1)

Regulatory expenses (which are excluded from Adjusted Core Earnings(2) expenses) for 2021 include $170 million, on an after-tax basis, related to the resolution of previously disclosed State Attorneys General litigation and investigations. See “Results of Operations – GAAP Comparison of 2021 Results with 2020” for further details. This expense equals $0.99 per share for 2021.

(2)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Navient’s Response to COVID-19

Since its emergence in early 2020, the COVID-19 pandemic has been dynamic and unpredictable. Variants continue to emerge while efforts to mitigate and contain the impact of the pandemic continue to evolve. In response to the COVID-19 pandemic, we have prioritized the safety of our employees and business partners, while continually striving to support the needs of our customers and communities during this unprecedented period. During 2021, the COVID-19 pandemic continued to affect our business operations, as set forth below.

Our Team Members

Since the onset of the pandemic, we have taken decisive action to protect the health and safety of our employees. We expanded our work-from-home capabilities and implemented best practices in our facilities with regard to safety and hygiene to protect those who were unable to work remotely. We were able to quickly and successfully enable 90% of our team to work from home. As of December 31, 2021, approximately 85% of our team remains on work-from-home status. To facilitate the work-from-home experience, we have implemented various digital platforms and virtual collaboration tools to maintain productivity and to remain in contact with one another and our business partners. As a result of these steps, the pandemic has not adversely affected our ability to maintain our operations or service our customers and borrowers. While we had anticipated that some of our team members would begin returning to the office in the second half of 2021, the Delta and Omicron variants of the virus caused us to delay their return for the immediate future.  Once we begin the return-to-office process, we anticipate that many of our team members may continue to work remotely or utilize a hybrid work model. The return-to-office is likely to take place in stages and we anticipate that the environment may require a continuation of various safety protocols.

Customers and Education Loan Performance

Our FFELP and Private Education Loan portfolios have been impacted and may continue to be impacted by the pandemic. To date, we have offered COVID-19 relief options such as the use of forbearance to those borrowers. Private Education Loans in forbearance decreased to $535 million or 2.6% of the portfolio at December 31, 2021, after peaking at $3.4 billion or 14.7% during the second quarter of 2020. Despite the COVID-19 crisis, we have seen most borrowers continue to make payments according to their payment plans. As a result, the delinquency and forbearance rates on the Private Education portfolio as of December 31, 2021, are below pre-pandemic levels as of December 31, 2019. Our Private Education Loan charge-offs declined 49% to $184 million for the full year of 2020 compared with $364 million in full year 2019. This decline was largely due to the strength of the economy heading into March 2020 and the COVID-19 forbearance granted to borrowers. We see this continued decline with charge-offs of $153 million in 2021. Our allowance for loan losses covers our expectation that defaults will begin to increase in 2022 given the default timing impact related to the use of forbearance and the end of various payment relief and stimulus benefit programs recently, and in the near future. Our total reserves were $1.6 billion (excluding the expected future recoveries on charged-off loans) at December 31, 2021, which represent reserves equal to 6.3% of our Private Education Loans and 0.5% of our FFELP Loan portfolio.

The pandemic initially required us to reduce our marketing efforts and tighten credit related to our Private Education Loan origination business until we had greater visibility into the uncertainty and volatility in the capital markets and the overall economic outlook. This resulted in second-quarter 2020 originations of $238 million. With improved visibility in both credit and funding costs, we restarted marketing efforts in the third quarter of 2020 and increased third-quarter and fourth-quarter originations to $1.3 billion and $1.1 billion, respectively. Total originations increased 30% from 2020 to 2021 with $6.0 billion, $4.6 billion and $4.9 billion of originations in 2021, 2020 and 2019, respectively.

Clients and Business Processing Segment Performance

Our Business Processing Segment (BPS) has experienced record revenue and profitability during the pandemic. EBITDA(1) for this segment increased from $57 million a year ago to $136 million in 2021. This rapid increase in revenue has been largely the result of our ability to transition our technology-enabled solutions and team members to support state clients working to help residents access various benefits implemented in connection with the CARES Act. BPS has also provided contact tracing and vaccine administration services to numerous state and local governments during the pandemic. The revenue derived from these new service offerings has greatly exceeded the negative revenue impact BPS experienced as a result of COVID-19 on the traditional services provided. While the revenue from these new business opportunities has declined as the impact of the pandemic abates, we also expect new opportunities for this segment as a result of services provided to these clients during the pandemic.

Liquidity, Financings and Capital

The impact of the pandemic on the capital markets was significant during the early part of the pandemic, decreasing the number of transactions brought to market and increasing the pricing of those that were successfully marketed. However, in the second half of 2020 the capital markets began to improve with ready access to the markets, albeit at a higher cost than pre-COVID-19 levels. In 2021, we issued $1.3 billion of unsecured debt and $9.5 billion of ABS below pre-COVID-19 cost of funds levels. Throughout the pandemic we have maintained a strong liquidity position. As of December 31, 2021, we had $1.4 billion of primary sources of liquidity, $905 million of which was cash. We also had, as of December 31, 2021, additional capacity in our funding facilities of $2.2 billion for Private Education Loans and $546 million for FFELP Loans. In addition, cash flow from our loan portfolio and services contracts remains strong as our very seasoned loan portfolio experiences lower levels of stress.

We ended 2021 with an Adjusted Tangible Equity Ratio(1) of 5.9% compared to 5.0% as of December 31,2020. In 2020, our GAAP equity was reduced due to the implementation of CECL on January 1, 2020 as well as a result of the net mark-to-market losses related to derivative accounting as a result of the significant decrease in interest rates. These mark-to-market losses recognized under GAAP cumulatively totaled $616 million (after tax) as of December 31, 2020 and $299 million (after tax) as of December 31, 2021. These losses will reverse over time as these derivatives mature.

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

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Results of Operations

GAAP Income Statements

				Increase (Decrease)
	Years Ended December 31,			2021 vs. 2020		2020 vs. 2019
(Dollars in millions, except per share amounts)	2021	2020	2019	$	%	$	%
Interest income
FFELP Loans	$1,464	$1,837	$2,847	$(373)	(20)%	$(1,010)	(35)%
Private Education Loans	1,181	1,445	1,731	(264)	(18)	(286)	(17)
Other loans	—	—	2	—	—	(2)	(100)
Cash and investments	3	16	93	(13)	(81)	(77)	(83)
Total interest income	2,648	3,298	4,673	(650)	(20)	(1,375)	(29)
Total interest expense	1,316	2,046	3,488	(730)	(36)	(1,442)	(41)
Net interest income	1,332	1,252	1,185	80	6	67	6
Less: provisions for loan losses	(61)	155	258	(216)	(139)	(103)	(40)
Net interest income after provisions for loan losses	1,393	1,097	927	296	27	170	18
Other income (loss):
Servicing revenue	168	214	240	(46)	(21)	(26)	(11)
Asset recovery and business processing revenue	539	458	488	81	18	(30)	(6)
Other income	30	20	45	10	50	(25)	(56)
Gains on sales of loans	78	—	16	78	100	(16)	(100)
Gains (losses) on debt repurchases	(73)	(6)	45	(67)	1,117	(51)	(113)
Gains (losses) on derivative and hedging activities, net	64	(256)	22	320	125	(278)	(1,264)
Total other income	806	430	856	376	87	(426)	(50)
Expenses:
Operating expenses	1,207	964	984	243	25	(20)	(2)
Goodwill and acquired intangible assets impairment and amortization expense	30	22	30	8	36	(8)	(27)
Restructuring/other reorganization expenses	26	9	6	17	189	3	50
Total expenses	1,263	995	1,020	268	27	(25)	(2)
Income before income tax expense	936	532	763	404	76	(231)	(30)
Income tax expense	219	120	166	99	83	(46)	(28)
Net income	$717	$412	$597	$305	74%	$(185)	(31)%
Basic earnings per common share	$4.23	$2.14	$2.59	$2.09	98%	$(.45)	(17)%
Diluted earnings per common share	$4.18	$2.12	$2.56	$2.06	97%	$(.44)	(17)%
Dividends per common share	$.64	$.64	$.64	$—	—%	$—	—%

GAAP Comparison of 2021 Results with 2020

For the year ended December 31, 2021, net income was $717 million, or $4.18 diluted earnings per common share, compared with net income of $412 million, or $2.12 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•

Net interest income increased by $80 million, primarily as a result of a $105 million increase in mark-to-market gains on fair value hedges recorded in interest expense.  Also contributing to the increase is the growth in the Private Education Refinance Loan portfolio. Partially offsetting this increase is the continued natural paydown of the FFELP and non-refinance Private Education Loan portfolios, as well as the $1.6 billion of Private Education Loans sales in first-quarter 2021.

•	Provisions for loan losses decreased $216 million from $155 million to $(61) million:
○	The provision for FFELP loan losses decreased $13 million to $0.
○	The provision for Private Education Loan losses decreased $203 million from $142 million to $(61) million.

The negative provision for 2021 of $(61) million was comprised of $64 million in connection with loan originations less the reversal of both $107 million of allowance for loan losses in connection with the sale of approximately $1.6 billion of Private Education Loans, as well as $18 million related to a decrease in expected losses for the overall portfolio. There has been an improvement in the current and forecasted economic conditions since December 31,2020, but such improvement has not mitigated the uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits recently and in the future. The provision in the year-ago period primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions that occurred subsequent to the adoption of CECL on January 1, 2020.

•

Servicing revenue decreased $46 million primarily related to the transfer of the servicing contract for 5.6 million ED owned student loan accounts from Navient to a third party on October 6, 2021. As a result, Navient no longer is a party to the ED servicing contract. To aid in the transition, Navient will provide certain services into 2022 to the third party through a transition services agreement (see discussion below related to “Other income”). As part of the transaction, approximately 700 Navient employees were transferred to the third party. This transaction provided a seamless transition for millions of borrowers ensuring the ongoing servicing capacity for the Department of ED through the knowledge transfer and ongoing employment of 700 employees. Additional benefits to Navient of this transaction are the simplification of our business, reducing our overall risk profile and avoiding significant severance expense.

•

Asset recovery and business processing revenue increased $81 million primarily as a result of a $184 million increase in revenue earned in our Business Processing segment, primarily due to contracts to support states in providing pandemic relief services, as well as revenue from our traditional Business Processing segment services we perform for our government and healthcare services clients.  These increases were partially offset by the impact of COVID-19 on certain collection activities and the planned wind-down of the ED asset recovery contract in the Federal Education Loan segment.

•	Other income increased $10 million primarily related to the transition services being performed in connection with the transfer of the ED servicing contract to a third party discussed above.
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

•

Losses on debt repurchases increased $67 million. We repurchased $2.6 billion of debt at a $73 million loss in the current period compared to $768 million repurchased at a $6 million loss in the year-ago period. As a part of our asset liability management, we regularly repurchase debt to optimize the funding of our portfolio of educations loans to better match asset and liability maturities and reduce our interest costs.

•

Net gains on derivative and hedging activities increased $320 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of derivative instruments including Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods. In particular, the net loss in 2020 was primarily related to the significant reduction in interest rates and resulting impact on the mark-to-market of the derivatives used to economically hedge FFELP Loan Floor Income that do not qualify for hedge accounting. In 2021, interest rates have increased which has resulted in mark-to-market gains on these instruments.

•

Excluding net regulatory-related expenses of $233 million and $33 million in 2021 and 2020, respectively, operating expenses were $974 million and $931 million in 2021 and 2020, respectively. This $43 million increase was primarily a result of a $106 million increase in expenses in the Business Processing segment in connection with the increase in segment revenue, with an offsetting $64 million decrease in expenses primarily in the Federal Education Loans segment as a result of the decrease of Federal Education Loan asset recovery revenue discussed above.

Included in current period regulatory expenses is $205 million related to the settlements with State Attorneys General, which were entered into on January 13, 2022, to resolve all matters in dispute related to certain previously disclosed Attorneys General litigation and investigations. In fourth-quarter 2021, when such loss became probable, the Company recognized this contingent liability. The $205 million expense is comprised of approximately $155 million of cash payments and $50 million in connection with forgiving certain loans and the related amount of the expected future recoveries of these charged-off loans carried on the balance sheet. Prior to the fourth quarter, this contingent liability was neither probable nor reasonably estimable and, as a result, no contingent liability had been previously established. See  “Note 12 – Commitments, Contingencies and Guarantees” for further discussion.

•

Goodwill and acquired intangible asset impairment and amortization expense increased $8 million primarily related to $8 million of goodwill that was written off in connection with the transfer of the ED servicing contract discussed above.

•

During 2021 and 2020, the Company incurred $26 million and $9 million, respectively of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were primarily due to facility lease terminations, severance-related costs and the impairment of a facility held for sale. The increase from the year-ago period is primarily related to the impairment of a facility held for sale.

We repurchased 34.4 million and 30.6 million shares of our common stock during the years ended December 31, 2021 and 2020, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 23 million common shares (or 12%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Interest income:
FFELP Loans	$1,405	$1,813	$2,907	(23)%	(38)%
Other loans	—	—	1	—	(100)
Cash and investments	—	7	50	(100)	(86)
Total interest income	1,405	1,820	2,958	(23)	(38)
Total interest expense	830	1,194	2,376	(30)	(50)
Net interest income	575	626	582	(8)	8
Less: provision for loan losses	—	13	30	(100)	(57)
Net interest income after provision for loan losses	575	613	552	(6)	11
Other income (loss):
Servicing revenue	162	208	229	(22)	(9)
Asset recovery and business processing revenue	51	154	230	(67)	(33)
Other income	25	9	28	178	(68)
Total other income	238	371	487	(36)	(24)
Direct operating expenses	223	287	359	(22)	(20)
Income before income tax expense	590	697	680	(15)	3
Income tax expense	136	160	155	(15)	3
Core Earnings	$454	$537	$525	(15)%	2%

Highlights of 2021 vs. 2020

•	Core Earnings were $454 million compared to $537 million.
•	Net interest income decreased $51 million, primarily due to a less favorable interest environment as a result of an increase in interest rates, as well as the natural paydown of the portfolio.
•	Provision for loan losses decreased $13 million.

○    Charge-offs were $26 million compared with $49 million.

○    Delinquencies greater than 30 days were $4.7 billion compared with $4.4 billion.

○    Forbearances were $6.3 billion, down $1.4 billion from $7.7 billion.

•

Other revenue decreased $133 million which was primarily a result of the impact of COVID-19 on certain collection activities, the planned winddown of the ED asset recovery contract, as well as the transfer of the ED servicing contract to a third party in October 2021.

•	Expenses were $64 million lower primarily as a result of the decrease in other revenue discussed above.

Key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Segment net interest margin	.99%	.99%	.83%
FFELP Loans:
FFELP Loan spread	1.06%	1.06%	.89%
Provision for loan losses	$—	$13	$30
Charge-offs	$26	$49	$42
Charge-off rate	.06%	.10%	.07%
Greater than 30-days delinquency rate	10.6%	9.2%	11.7%
Greater than 90-days delinquency rate	4.8%	4.6%	5.8%
Forbearance rate	12.4%	13.8%	12.2%
Average FFELP Loans	$56,018	$61,522	$68,271
Ending FFELP Loans, net	$52,641	$58,284	$64,575

(Dollars in billions)
Number of accounts serviced for ED (in millions)(1)	—	5.6	5.6
Total federal loans serviced(1)	$61	$284	$287
Contingent collections receivables inventory	$11.7	$10.2	$19.0

(1)	Closed on the novation and transfer of our ED servicing contract to a third party in October 2021. As of year-end 2021, we serviced $61 billion in FFELP (federally guaranteed) loans.

Net Interest Margin

The following table details the net interest margin.

	Years Ended December 31,
	2021	2020	2019
FFELP Loan yield	1.91%	2.30%	3.79%
Hedged Floor Income	.41	.40	.42
Unhedged Floor Income	.19	.25	.05
FFELP Loan net yield	2.51	2.95	4.26
FFELP Loan cost of funds	(1.45)	(1.89)	(3.37)
FFELP Loan spread	1.06	1.06	.89
Other interest-earning asset spread impact	(.07)	(.07)	(.06)
Net interest margin(1)	.99%	.99%	.83%

(1)	The average balances of the interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
FFELP Loans	$56,018	$61,522	$68,271
Other interest-earning assets	1,816	1,847	2,297
Total FFELP Loan interest-earning assets	$57,834	$63,369	$70,568

As of December 31, 2021, our FFELP Loan portfolio totaled $52.6 billion, comprised of $18.2 billion of FFELP Stafford Loans and $34.4 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of December 31, 2021 was 6 years and 7 years, respectively, assuming a Constant Prepayment Rate (CPR) of 9% and 5%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after December 31, 2021 and 2020, based on interest rates as of those dates.

(Dollars in billions)	December 31, 2021	December 31, 2020
Education loans eligible to earn Floor Income	$52.4	$57.8
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(24.3)	(26.5)
Less: economically hedged Floor Income	(11.7)	(18.1)
Education loans eligible to earn Floor Income after rebates and economically hedged	$16.4	$13.2
Education loans earning Floor Income	$11.3	$13.0

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period January 1, 2022 to December 31, 2026.

(Dollars in billions)	2022	2023	2024	2025	2026
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$12.4	$7.8	$2.0	$1.0	$1.0

Provision for Loan Losses

The provision for FFELP Loan losses was $0 in 2021, down $13 million from 2020. There has been an improvement in the current and forecasted economic conditions since the prior year, but such improvement has not mitigated the uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits recently and in the future. The provision in 2020 primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions that occurred subsequent to the adoption of CECL on January 1, 2020.

Servicing Revenue

Servicing revenue decreased $46 million primarily related to the transfer of the servicing contract for 5.6 million ED owned student loan accounts from Navient to a third party on October 6, 2021. As a result, Navient no longer is a party to the ED servicing contract. To aid in the transition, Navient will provide certain services into 2022 to the third party through a transition services agreement (see discussion below related to “Other income”). As part of the transaction, approximately 700 Navient employees were transferred to the third party. This transaction provided a seamless transition for millions of borrowers ensuring the ongoing servicing capacity for the Department of ED through the knowledge transfer and ongoing employment of 700 employees. Additional benefits to Navient of this transaction are the simplification of our business, reducing our overall risk profile and avoiding significant severance expense.

Third-party loan servicing fees in 2021 and 2020 included $104 million and $141 million, respectively, of servicing revenue related to the ED servicing contract.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue decreased $103 million primarily as a result of the impact of COVID-19 on certain collection and processing activities (temporary stoppage or other restrictions on certain activities) and the planned wind-down of the ED asset recovery contract.

Other Income

Other income increased $16 million primarily related to the transition services being performed in connection with the transfer of the ED Servicing contract to a third party as discussed above.

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing and asset recovery activities on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $64 million lower primarily as a result of the decrease in asset recovery revenue discussed above.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Interest income:
Private Education Loans	$1,181	$1,445	$1,731	(18)%	(17)%
Other Loans	—	—	1	—	(100)
Cash and investments	2	3	16	(33)	(81)
Interest income	1,183	1,448	1,748	(18)	(17)
Interest expense	541	699	980	(23)	(29)
Net interest income	642	749	768	(14)	(2)
Less: provision for loan losses	(61)	142	228	(143)	(38)
Net interest income after provision for loan losses	703	607	540	16	12
Other income (loss):
Servicing revenue	6	6	11	—	(45)
Other income	—	—	1	—	(100)
Gains on sales of loans	91	—	16	100	(100)
Total other income	97	6	28	1,517	(79)
Direct operating expenses	162	146	156	11	(6)
Income before income tax expense	638	467	412	37	13
Income tax expense	146	107	96	36	11
Core Earnings	$492	$360	$316	37%	14%

Highlights of 2021 vs. 2020

•	Originated $6.0 billion of Private Education Loans, an increase of 30% compared to $4.6 billion.
•	Core Earnings were $492 million compared to $360 million.
•

Net interest income decreased $107 million primarily due to the natural paydown of the non-refinance loan portfolio, as well as the $1.6 billion of loan sales in first-quarter 2021. Partially offsetting this decrease was the growth of the Private Education Refinance Loan portfolio.

•

The negative provision for 2021 of $(61) million was comprised of $64 million in connection with loan originations less the reversal of both $107 million of allowance for loan losses in connection with the sale of approximately $1.6 billion of Private Education Loans, as well as $18 million related to a decrease in expected losses for the overall portfolio. There has been an improvement in the current and forecasted economic conditions since December 31,2020, but such improvement has not mitigated the uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits recently and in the future. The provision in the year-ago period primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions that occurred subsequent to the adoption of CECL on January 1, 2020.

○	Excluding the $16 million and $23 million, respectively, related to the change in the portion of the loan amount charged off at default, charge-offs were $153 million compared with $184 million.
○	Private Education Loan delinquencies greater than 90 days: $297 million, up $80 million from $217 million.
○	Private Education Loan delinquencies greater than 30 days: $650 million, up $96 million from $554 million.
○	Private Education Loan forbearances: $535 million, down $309 million from $844 million.
•	Gains on sales of loans increased $91 million in connection with the sale of approximately $1.6 billion of Private Education Loans in 2021. There were no such sales in the prior year.
•	Expenses were $16 million higher primarily as a result of the increase in refinance and in-school loan originations.

Key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Segment net interest margin	2.92%	3.20%	3.30%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.12%	3.40%	3.52%
Provision for loan losses	$(61)	$142	$226
Charge-offs(1)	$153	$184	$364
Charge-off rate(1)	.76%	.88%	1.67%
Greater than 30-days delinquency rate	3.2%	2.6%	4.6%
Greater than 90-days delinquency rate	1.5%	1.0%	2.0%
Forbearance rate	2.6%	3.9%	2.7%
Average Private Education Loans	$21,225	$22,720	$22,512
Ending Private Education Loans, net	$20,171	$21,079	$22,245
Private Education Refinance Loans:
Charge-offs	$11	$8	$3
Greater than 90-day delinquency rate	.1%	.1%	—%
Average balance of Private Education Refinance Loans	$8,876	$7,700	$4,669
Ending balance of Private Education Refinance Loans	$9,791	$8,202	$6,423
Private Education Refinance Loan originations	$5,811	$4,564	$4,893

(1)

Excludes the $16 million, $23 million and $21 million of charge-offs in 2021, 2020 and 2019, respectively, on the expected future recoveries of charged-off loans that occurred as a result of changing the charge-off rate from 81.4% to 81.7%, 81% to 81.4% and 80.5% to 81% in 2021, 2020 and 2019, respectively.

Net Interest Margin

The following table details the net interest margin.

	Years Ended December 31,
	2021	2020	2019
Private Education Loan yield	5.57%	6.36%	7.69%
Private Education Loan cost of funds	(2.45)	(2.96)	(4.17)
Private Education Loan spread	3.12	3.40	3.52
Other interest-earning asset spread impact	(.20)	(.20)	(.22)
Net interest margin(1)	2.92%	3.20%	3.30%

(1)	The average balances of the interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Private Education Loans	$21,225	$22,720	$22,512
Other interest-earning assets	787	751	772
Total Private Education Loan interest-earning assets	$22,012	$23,471	$23,284

The decrease in the net interest margin from the prior year is primarily a result of the refinance loan portfolio becoming a larger percentage of the overall portfolio.

As of December 31, 2021, our Private Education Loan portfolio totaled $20.2 billion, comprised of $9.8 billion of refinance loans and $10.4 billion of non-refinance loans. The weighted-average life of this portfolio as of December 31, 2021 was 3 years and 5 years, respectively, assuming a Constant Prepayment Rate (CPR) of 20% and 9%, respectively.

Provision for Loan Losses

The provision for Private Education Loan losses decreased $203 million. The negative provision of $(61) million in 2021 was comprised of $64 million in connection with loan originations less the reversal of both $107 million of allowance for loan losses in connection with the sale of approximately $1.6 billion of Private Education Loans, as well as $18 million related to a decrease in expected losses for the overall portfolio. There has been an improvement in the current and forecasted economic conditions since the prior year, but such improvement has not mitigated the uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits recently and in the future. The provision in 2020 primarily related to an increase in expected losses due to COVID-19’s negative impact on the current and forecasted economic conditions that occurred subsequent to the adoption of CECL on January 1, 2020.

Gains on Sales of Loans

The sales of Private Education Loans for 2021 were comprised of the following transactions that occurred in the first quarter:

○	Approximately $590 million of non-Refinance Loans, resulting in a $48 million gain on sale (of which $560 million were sold in the first quarter and $30 million were sold in the second quarter); and
○	Approximately $1.03 billion of Refinance Loans, resulting in a $43 million gain on sale.

Operating Expenses

Operating expenses for our Consumer Lending segment include costs incurred to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses were $16 million higher as a result of the increase in refinance and in-school loan originations.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Business processing revenue	$488	$304	$258	61%	18%
Direct operating expenses	360	254	215	42	18
Income before income tax expense	128	50	43	156	16
Income tax expense	29	11	10	164	10
Core Earnings	$99	$39	$33	154%	18%

Highlights of 2021 vs. 2020

•	Core Earnings were $99 million compared to $39 million.
•

Revenue increased $184 million, or 61%, primarily due to contracts to provide unemployment benefits, contact tracing and vaccine administration services, as well as revenue increases from traditional services we perform for our government and healthcare services clients.

•	EBITDA(1) was $136 million, up $79 million, or 139%. The increase in EBITDA(1) is primarily the result of the revenue increase discussed above. The EBITDA(1) margin increased to 28% from 19%.

Key performance metrics are as follows:

	As of December 31,
(Dollars in billions)	2021	2020	2019
Revenue from government services	$258	$191	$154
Revenue from healthcare services	230	113	104
Total fee revenue	$488	$304	$258
EBITDA(1)	$136	$57	$49
EBITDA margin(1)	28%	19%	19%
Contingent collections receivables inventory (in billions)	$9.6	$16.0	$14.9

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net interest loss after provision for loan losses	$(69)	$(114)	$(134)	(39)%	(15)%
Other income:
Other income	5	11	14	(55)	(21)
Gains (losses) on debt repurchases	(73)	(6)	33	1,117	(118)
Total other income	(68)	5	47	(1,460)	(89)
Expenses:
Unallocated shared services expenses:
Unallocated information technology costs	65	87	80	(25)	9
Unallocated corporate costs	397	190	174	109	9
Total unallocated shared services expenses	462	277	254	67	9
Restructuring/other reorganization expenses	26	9	6	189	50
Total expenses	488	286	260	71	10
Loss before income tax benefit	(625)	(395)	(347)	58	14
Income tax benefit	(131)	(90)	(80)	46	13
Core Earnings (loss)	$(494)	$(305)	$(267)	62%	14%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The decrease in the net interest loss is primarily a result of a decrease in the size of the liquidity portfolio as well as a decrease in the cost of funds of the debt funding the corporate liquidity portfolio.

Gains (Losses) on Debt Repurchases

Losses on debt repurchases increased $67 million. We repurchased $2.6 billion of debt at a $73 million loss in 2021 compared to $768 million at a $6 million loss in the prior year. As a part of our asset liability management, we regularly repurchase debt to optimize the funding of our portfolio of educations loans to better match asset and liability maturities and reduce our interest costs.

Unallocated Shared Services Expenses

Unallocated shared services expenses are comprised of costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management and the board of directors. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. On an adjusted basis, expenses decreased $15 million from the prior year. Adjusted expenses exclude $233 million and $33 million, respectively, of regulatory-related expenses in 2021 and 2020.

Included in current period regulatory expenses is $205 million related to the settlements with State Attorneys General, which were entered into on January 13, 2022, to resolve all matters in dispute related to certain previously disclosed Attorneys General litigation and investigations. In the fourth quarter, when such loss became probable, the Company recognized this contingent liability. The $205 million expense is comprised of approximately $155 million of cash payments and $50 million in connection with forgiving certain loans and the related amount of the expected future recoveries of these charged-off loans carried on the balance sheet. Prior to the fourth quarter, this contingent liability was neither probable nor reasonably estimable and, as a result, no contingent liability had been previously established. See “Note 12 – Commitments, Contingencies and Guarantees” for further discussion.

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

Restructuring/Other Reorganization Expenses

During 2021 and 2020, the Company incurred $26 million and $9 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were primarily due to facility lease terminations, severance-related costs and the impairment of a facility held for sale. The increase from the year-ago period is primarily related to the impairment of a facility held for sale.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net

	December 31, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$20	$—	$20	$19	$39
Grace, repayment and other(2)	18,379	34,504	52,883	21,161	74,044
Total(3)	18,399	34,504	52,903	21,180	74,083
Allowance for loan losses(3)	(180)	(82)	(262)	(1,009)	(1,271)
Total education loan portfolio	$18,219	$34,422	$52,641	$20,171	$72,812
% of total FFELP	35%	65%	100%
% of total	25%	47%	72%	28%	100%

	December 31, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$30	$—	$30	$14	$44
Grace, repayment and other(2)	19,771	38,771	58,542	22,154	80,696
Total(3)	19,801	38,771	58,572	22,168	80,740
Allowance for loan losses(3)	(194)	(94)	(288)	(1,089)	(1,377)
Total education loan portfolio	$19,607	$38,677	$58,284	$21,079	$79,363
% of total FFELP	34%	66%	100%
% of total	25%	49%	74%	26%	100%

	December 31, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$41	$—	$41	$19	$60
Grace, repayment and other(2)	21,387	42,666	64,053	23,303	87,356
Total, gross	21,428	42,666	64,094	23,322	87,416
Unamortized premium/(discount)	337	208	545	(617)	(72)
Receivable for partially charged-off loans	—	—	—	588	588
Allowance for loan losses	(42)	(22)	(64)	(1,048)	(1,112)
Total education loan portfolio	$21,723	$42,852	$64,575	$22,245	$86,820
% of total FFELP	34%	66%	100%
% of total	25%	49%	74%	26%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.
(3)

In connection with the adoption of CECL on January 1, 2020, (1) the $448 million premium and $356 million discount on the FFELP Loans and Private Education Loans, respectively, as of December 31, 2021 and the $497 million premium and $475 million discount on the FFELP Loans and Private Education Loans, respectively, as of December 31, 2020, are now included as part of the respective balance for this disclosure and (2) the receivable for partially charged-off loans has been reclassified from the Private Education Loan balance to the allowance for loan losses. Both of these changes are prospective in nature as prior balances are not restated under CECL.

Education Loan Activity

	Year Ended December 31, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$19,607	$38,677	$58,284	$21,079	$79,363
Acquisitions (originations and purchases)(1)	70	41	111	5,993	6,104
Capitalized interest and premium/discount amortization	666	762	1,428	186	1,614
Refinancings and consolidations to third parties	(906)	(1,819)	(2,725)	(529)	(3,254)
Loan sales	—	—	—	(1,613)	(1,613)
Repayments and other	(1,218)	(3,239)	(4,457)	(4,945)	(9,402)
Ending balance	$18,219	$34,422	$52,641	$20,171	$72,812

	Year Ended December 31, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$21,723	$42,852	$64,575	$22,245	$86,820
Acquisitions (originations and purchases)(1)	19	18	37	4,604	4,641
Capitalized interest and premium/discount amortization	715	737	1,452	231	1,683
Refinancings and consolidations to third parties	(934)	(1,285)	(2,219)	(578)	(2,797)
Repayments and other	(1,916)	(3,645)	(5,561)	(5,423)	(10,984)
Ending balance	$19,607	$38,677	$58,284	$21,079	$79,363

	Year Ended December 31, 2019
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$24,641	$47,612	$72,253	$22,245	$94,498
Acquisitions (originations and purchases)	210	226	436	4,975	5,411
Capitalized interest and premium/discount amortization	754	775	1,529	337	1,866
Refinancings and consolidations to third parties	(1,432)	(1,618)	(3,050)	(618)	(3,668)
Repayments and other	(2,450)	(4,143)	(6,593)	(4,694)	(11,287)
Ending balance	$21,723	$42,852	$64,575	$22,245	$86,820

(1)

Includes the origination of $1.7 billion and $1.0 billion of Private Education Refinance Loans in 2021 and 2020, respectively, that refinanced FFELP and Private Education Loans that were on our balance sheet.

FFELP Loan Portfolio Performance

	December 31,
	2021		2020		2019
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,220		$2,791		$3,114
Loans in forbearance(2)	6,292		7,725		7,442
Loans in repayment and percentage of each status:
Loans current	39,679	89.4%	43,623	90.8%	47,255	88.3%
Loans delinquent 31-60 days(3)	1,696	3.8	1,374	2.9	2,094	3.9
Loans delinquent 61-90 days(3)	904	2.0	836	1.7	1,082	2.0
Loans delinquent greater than 90 days(3)	2,112	4.8	2,223	4.6	3,107	5.8
Total FFELP Loans in repayment	44,391	100%	48,056	100%	53,538	100%
Total FFELP Loans, gross	52,903		58,572		64,094
FFELP Loan unamortized premium (4)	—		—		545
Total FFELP Loans	52,903		58,572		64,639
FFELP Loan allowance for losses	(262)		(288)		(64)
FFELP Loans, net	$52,641		$58,284		$64,575
Percentage of FFELP Loans in repayment		83.9%		82.0%		83.5%
Delinquencies as a percentage of FFELP Loans in repayment		10.6%		9.2%		11.7%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.4%		13.8%		12.2%

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
(4)

In connection with the adoption of CECL on January 1, 2020, the $448 million and $497 million premium as of December 31, 2021 and 2020, respectively, associated with the loans is now included as part of the respective loan balance for this disclosure. This change is prospective in nature as prior balances are not restated under CECL.

Private Education Loan Portfolio Performance

	December 31,
	2021		2020		2019
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$361		$483		$629
Loans in forbearance(2)	535		844		604
Loans in repayment and percentage of each status:
Loans current	19,634	96.8%	20,287	97.4%	21,083	95.4%
Loans delinquent 31-60 days(3)	222	1.1	211	1.0	349	1.6
Loans delinquent 61-90 days(3)	131	.6	126	.6	218	1.0
Loans delinquent greater than 90 days(3)	297	1.5	217	1.0	439	2.0
Total Private Education Loans in repayment	20,284	100%	20,841	100%	22,089	100%
Total Private Education Loans, gross	21,180		22,168		23,322
Private Education Loan unamortized discount(4)	—		—		(617)
Total Private Education Loans	21,180		22,168		22,705
Private Education Loan receivable for partially charged-off loans (4)	—		—		588
Private Education Loan allowance for losses	(1,009)		(1,089)		(1,048)
Private Education Loans, net	$20,171		$21,079		$22,245
Percentage of Private Education Loans in repayment		95.8%		94.0%		94.7%
Delinquencies as a percentage of Private Education Loans in repayment		3.2%		2.6%		4.6%
Loans in forbearance as a percentage of loans in repayment and forbearance		2.6%		3.9%		2.7%
Percentage of Private Education Loans with a cosigner (5)		35%		41%		47%

(1)

Loans for customers who are attending school or are in other permitted educational activities and are not yet required to make payments on their loans, e.g., internship periods, as well as loans for customers who have requested and qualify for other permitted program deferments such as various military eligible deferments.

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
(4)

In connection with the adoption of CECL on January 1, 2020, (1) the $356 million and $475 million discount as of December 31, 2021 and 2020, respectively, associated with the loans is now included as part of the respective loan balance for this disclosure and (2) the receivable for partially charged-off loans has been reclassified from the Private Education Loan balance to the allowance for loan loss. Both of these changes are prospective in nature as prior balances are not restated under CECL.

(5)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for all periods presented.

Allowance for Loan Losses

	Year Ended December 31, 2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance	$288	$1,089	$1,377
Provision:
Reversal of allowance related to loan sales(1)	—	(107)	(107)
Remaining provision	—	46	46
Total provision	—	(61)	(61)
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(2)	—	(16)	(16)
Net charge-offs remaining(3)	(26)	(153)	(179)
Total charge-offs(3)	(26)	(169)	(195)
Decrease in expected future recoveries on charged-off loans(4)	—	150	150
Allowance at end of period	262	1,009	1,271
Plus: expected future recoveries on charged-off loans(4)	—	329	329
Allowance at end of period excluding expected future recoveries on charged-off loans(5)	$262	$1,338	$1,600
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(2)	.06%	.76%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(2)	—%	.08%
Allowance coverage of charge-offs(5)	10.0	7.9
Allowance as a percentage of the ending total loan balance(5)	.5%	6.3%
Allowance as a percentage of the ending loans in repayment(5)	.6%	6.6%
Ending total loans	$52,903	$21,180
Average loans in repayment	$45,781	$20,150
Ending loans in repayment	$44,390	$20,284

(1)	In connection with the sale of approximately $1.6 billion of Private Education Loans in 2021.
(2)

In 2021, the portion of the loan amount charged off at default on Private Education Loans increased from 81.4% to 81.7%. This change resulted in a $16 million reduction to the balance of the expected future recoveries on charged-off loans.

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

Year Ended December 31,
(Dollars in millions)	2021
Beginning of period expected recoveries	$479
Expected future recoveries of current period defaults	22
Recoveries	(87)
Charge-offs	(35)
Reduction in expected recoveries related to regulatory settlement(6)	(50)
End of period expected recoveries	$329
Change in balance during period	$(150)

(5)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.
(6)	See “Results of Operations – GAAP Comparison of 2021 Results with 2020” for further details.

	Year Ended December 31, 2020
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$64	$1,048	$1,112
Transition adjustment made under CECL on January 1, 2020(1)	260	(3)	257
Allowance at beginning of period after transition adjustment to CECL	324	1,045	1,369
Total provision	13	142	155
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(2)	—	(23)	(23)
Net charge-offs remaining(3)	(49)	(184)	(233)
Total charge-offs(3)	(49)	(207)	(256)
Decrease in expected future recoveries on charged-off loans(4)	—	109	109
Allowance at end of period	288	1,089	1,377
Plus: expected future recoveries on charged-off loans(4)	—	479	479
Allowance at end of period excluding expected future recoveries on charged-off loans(5)	$288	$1,568	$1,856
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(2)	.10%	.88%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(2)	—%	.11%
Allowance coverage of charge-offs(5)	5.9	7.6
Allowance as a percentage of the ending total loan balance(5)	.5%	7.1%
Allowance as a percentage of the ending loans in repayment(5)	.6%	7.5%
Ending total loans	$58,572	$22,168
Average loans in repayment	$48,130	$20,790
Ending loans in repayment	$48,057	$20,841

(1)	For a further discussion of our adoption of CECL, see “Note 2 – Significant Accounting Policies.”
(2)

In 2020, the portion of the loan amount charged off at default on our Private Education Loans increased from 81% to 81.4%. This change resulted in a $23 million reduction to the balance of the receivable for partially charged-off loans in 2020.

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

Year Ended December 31,
(Dollars in millions)	2020
Beginning of period expected recoveries	$588
Expected future recoveries of current period defaults	32
Recoveries	(107)
Charge-offs	(34)
End of period expected recoveries	$479
Change in balance during period	$(109)

(5)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

	Year Ended December 31, 2019
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$76	$1,201	$1,277
Total provision	30	226	256
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(1)	—	(21)	(21)
Net charge-offs remaining(2)	(42)	(364)	(406)
Total charge-offs(2)	(42)	(385)	(427)
Reclassification of interest reserve(3)	—	7	7
Loan sales	—	(1)	(1)
Allowance at end of period	$64	$1,048	$1,112
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.07%	1.67%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.10%
Allowance coverage of charge-offs	1.5	2.7
Allowance as a percentage of the ending total loan balance	.10%	4.38%
Allowance as a percentage of the ending loans in repayment	.12%	4.74%
Ending total loans(4)	$64,094	$23,910
Average loans in repayment	$55,978	$21,859
Ending loans in repayment	$53,538	$22,089

(1)

In 2019, the portion of the loan amount charged off at default on our Private Education Loans increased from 80.5% to 81%. This change resulted in a $21 million reduction to the balance of the receivable for partially charged-off loans in 2019.

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

Year Ended December 31,
(Dollars in millions)	2019
Receivable at beginning of period	$674
Expected future recoveries of current period defaults	74
Recoveries	(126)
Charge-offs	(34)
Receivable at end of period	$588

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

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $7.0 billion at December 31, 2021. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $7.0 billion of senior unsecured notes that mature in 2023 to 2043, with 84% maturing by 2029, through a number of sources. These sources primarily are our cash on hand, unencumbered FFELP Loan and Private Education Refinance Loan portfolios (see “Sources of Primary Liquidity” below), the predictable operating cash flows provided by operating activities ($702 million in 2021), the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans (a portion of which are done through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We repurchased 34.4 million shares of common stock for $600 million in 2021 and have $1.0 billion of unused share repurchase authority as of December 31, 2021.

Sources of Primary Liquidity

	Ending Balances		Average Balances
	December 31,		Years Ended December 31,
(Dollars in millions)	2021	2020	2021	2020	2019
Unrestricted cash and liquid investments	$905	$1,183	$1,209	$1,358	$1,261
Unencumbered FFELP Loans	124	208	220	320	433
Unencumbered Private Education Refinance Loans	383	274	642	582	670
Total	$1,412	$1,665	$2,071	$2,260	$2,364

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the FFELP Loan and Private Education Loan asset-backed commercial paper (ABCP) facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail the additional borrowing capacity of these facilities with maturity dates ranging from June 2022 to June 2023.

	Maximum			Average Maximum
	Additional Capacity			Additional Capacity
	December 31,			Years Ended December 31,
(Dollars in millions)	2021	2020	2019	2021	2020	2019
FFELP Loan ABCP facilities	$546	$506	$867	$514	$482	$1,266
Private Education Loan ABCP facilities	2,235	2,221	384	2,351	1,586	1,020
Total	$2,781	$2,727	$1,251	$2,865	$2,068	$2,286

At December 31, 2021, we had a total of $4.5 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $2.1 billion principal of our unencumbered tangible assets of which $2.0 billion and $124 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of December 31, 2021, we had $5.5 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Our secured financing facilities include Private Education Loan ABS Repurchase Facilities, which had $0.5 billion outstanding as of December 31, 2021. These repurchase facilities are collateralized by the net assets in previously issued Private Education Loan ABS trusts and have had a cost of funds lower than that of a new unsecured debt issuance.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	December 31, 2021	December 31, 2020
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$3.8	$3.9
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	1.7	2.1
Tangible unencumbered assets(1)	4.5	5.4
Senior unsecured debt	(7.0)	(8.4)
Mark-to-market on unsecured hedged debt(2)	(.3)	(.7)
Other liabilities, net	(.8)	(.6)
Total Tangible Equity(1)	$1.9	$1.7

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”
(2)

At December 31, 2021 and 2020, there were $324 million and $634 million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).

Borrowings

Ending Balances

	December 31, 2021			December 31, 2020			December 31, 2019
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$—	$7,014	$7,014	$677	$7,714	$8,391	$1,052	$8,461	$9,513
Total unsecured borrowings	—	7,014	7,014	677	7,714	8,391	1,052	8,461	9,513
Secured borrowings:
FFELP Loan securitizations	—	51,841	51,841	—	54,697	54,697	72	59,735	59,807
Private Education Loan securitizations	543	14,074	14,617	960	13,891	14,851	2,120	11,430	13,550
FFELP Loan ABCP facilities	282	150	432	2,053	479	2,532	2,783	617	3,400
Private Education Loan ABCP facilities	1,363	1,152	2,515	2,582	—	2,582	2,114	1,513	3,627
Other	302	—	302	337	—	337	338	—	338
Total secured borrowings	2,490	67,217	69,707	5,932	69,067	74,999	7,427	73,295	80,722
Core Earnings basis borrowings(1)	2,490	74,231	76,721	6,609	76,781	83,390	8,479	81,756	90,235
Adjustment for GAAP accounting treatment	—	257	257	4	551	555	4	(41)	(37)
GAAP basis borrowings	$2,490	$74,488	$76,978	$6,613	$77,332	$83,945	$8,483	$81,715	$90,198

Average Balances

	Years Ended December 31,
	2021		2020		2019
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$7,978	4.43%	$9,461	5.05%	$10,798	6.63%
Total unsecured borrowings	7,978	4.43	9,461	5.05	10,798	6.63
Secured borrowings:
FFELP Loan securitizations	53,661	1.27	56,950	1.74	62,636	3.21
Private Education Loan securitizations	14,273	2.40	14,159	2.90	13,740	4.06
FFELP Loan ABCP facilities	1,012	1.55	3,134	1.67	4,128	3.42
Private Education Loan ABCP facilities	2,429	1.86	3,203	2.53	2,259	3.67
Other	303	.34	343	.68	307	3.59
Total secured borrowings	71,678	1.52	77,789	1.97	83,070	3.37
Core Earnings basis borrowings(1)	79,656	1.81	87,250	2.31	93,868	3.75
Adjustment for GAAP accounting treatment	—	(.16)	—	.03	—	(.03)
GAAP basis borrowings	$79,656	1.65%	$87,250	2.34%	$93,868	3.72%

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.” The differences in derivative accounting give rise to the difference above.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). “Note 2 — Significant Accounting Policies” includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. Actual results may differ from these estimates under varying assumptions or conditions. On a quarterly basis, management evaluates its estimates, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. Critical accounting estimates involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of our operations. Our critical accounting policies and estimates are the allowance for loan losses, goodwill impairment assessment, and premium and discount amortization. As part of the discussion below, we have described how COVID-19 impacted the allowance for loan losses as well as how COVID-19 was considered in our assessment of goodwill impairment.

Allowance for Loan Losses

We measure and recognize an allowance for loan losses that estimates the remaining current expected credit losses (CECL) for financial assets measured at amortized cost held at the reporting date. We have determined that, for modeling current expected credit losses, in general, we can reasonably estimate expected losses that incorporate current and forecasted economic conditions over a “reasonable and supportable” period. For Private Education Loans, we incorporate a reasonable and supportable forecast of various macro-economic variables over the remaining life of the loans. The development of the reasonable and supportable forecast incorporates an assumption that each macro-economic variable will revert to a long-term expectation starting in years 2-4 of the forecast and largely completing within the first five years of the forecast. For FFELP Loans, after a three-year reasonable and supportable period, there is an immediate reversion to a long-term expectation.

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

The key credit quality indicators used by the model for Private Education loans are credit scores (FICO scores), loan status, loan seasoning, whether a loan is a TDR, the existence of a cosigner and school type:

•	Credit scores are an indicator of the credit risk of a customer and generally the higher the credit score the more likely it is the customer will be able to make all of their contractual payments.
•

Loan status affects the credit risk because generally a past due loan is more likely to default than an up-to-date loan. Additionally, loans in a deferred payment status have different credit risk profiles compared with those in current payment status.

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
•

The type of school customers attended can have an impact on their graduation rate and job prospects after graduation and therefore can affect their ability to make payments, which impacts the credit risk.

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

We use historical customer payment experience to estimate the amount of future recoveries on defaulted private education loans. We use judgment in determining whether historical performance is representative of what we expect to collect in the future. The amount of expected future recoveries on defaulted FFELP loans is based on the contractual government guarantee (which generally limits the maximum loss to 3% of the loan balance).

Once our loss model calculations are performed, we determine if qualitative adjustments are needed for factors not reflected in the quantitative model. These adjustments may include, but are not limited to, changes in lending, servicing and collection policies and practices as well as the effect of other external factors such as the economy and changes in legal or regulatory requirements that impact the amount of future credit losses.

The negative provision for 2021 of $(61) million was comprised of $64 million in connection with loan originations less the reversal of both $107 million of allowance for loan losses in connection with the sale of approximately $1.6 billion of Private Education Loans, as well as $18 million related to a decrease in expected losses for the overall portfolio. We evaluated and considered several forecasted economic scenarios when determining our allowance for loan losses and provision. We also considered the characteristics of our loan portfolio and its expected behavior in the forecasted economic scenarios. There has been an improvement in the current and forecasted economic conditions since December 31, 2020, as is seen in a decrease in both the current and forecasted unemployment rates and consumer loan delinquency rates and an increase in GDP and in consumer income. However, such improvement has not mitigated the uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits that recently occurred or are currently forecasted to end in 2022. These conclusions and adjustments were based on an evaluation of current and forecasted economic conditions directly taking into consideration the impact of COVID-19 on the U.S. economy. If future economic conditions as a result of COVID-19 are significantly worse than what was assumed as a part of this assessment, it could result in additional provision for loan loss being recorded in future periods.

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

Goodwill Impairment Assessment

In determining annually (or more frequently if required) whether goodwill is impaired, we complete a goodwill impairment analysis which may be a qualitative or a quantitative analysis depending on the facts and circumstances associated with the reporting unit. Qualitative factors considered in conjunction with a qualitative analysis  include: (1) the amount of cushion that existed the last time a quantitative test was completed which requires performing a  valuation of the reporting unit, the resulting value of which is compared to the carrying value of the reporting unit, (2) macroeconomic factors (economy), (3) industry specific factors (growth or deterioration of the market; regulatory/political developments), (4) cost factors (margins), (5) financial performance of the reporting unit itself, (6) other specific items (litigation, change in management or key personnel) and (7) whether a sustained decrease in our share price is indicative of a decline in value of the specific reporting unit. There can be significant judgment involved in assessing these qualitative factors. If, based on a qualitative analysis, we determine it is “more-likely-than-not” that the fair value of a reporting unit is less than its carrying amount, we also complete a quantitative impairment analysis.  In lieu of performing a qualitative assessment, we may proceed directly to a quantitative impairment analysis. A quantitative goodwill impairment analysis requires a comparison of the fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit exceeds the reporting unit’s fair value (the amount we believe a third party would pay for such reporting unit), the goodwill associated with the reporting unit will be impaired in an amount equal to the difference between the reporting unit’s fair value and its carrying value, not to exceed the carrying value of goodwill attributed to the reporting unit. There are significant judgments involved in determining the fair value of a reporting unit, including determining the appropriate valuation approach or approaches to utilize and the assumptions to apply including estimates of projected future cash flows which incorporate estimated future revenues, expenses, net income and capital expenditures from and related to existing and new business activities and appropriate market multiples, discount rates and growth rates. An appropriate resulting control premium is also considered. The reporting units with goodwill for which we estimate fair value are not publicly traded and for some reporting units directly comparable market data may not be available to aid in its valuation.

Navient tests goodwill as of October 1 each year or at interim dates if an event occurs or circumstances exist such that it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value (the qualitative test). Such an event or circumstance is a triggering event. If it is concluded that a triggering event has occurred at an interim date, a quantitative impairment test must be performed. Despite the ongoing impacts of COVID-19, the financial results for each of our reporting units were strong in 2021. In addition, these reporting units have substantial cushion before being impaired (see below), Navient’s stock price increased significantly, macroeconomic conditions improved and the economy as a whole and the markets in which our reporting units operate in particular began to rebound. As a result, at September 30, 2021, June 30, 2021 and March 31, 2021, we concluded that COVID-19 and its impact on Navient’s individual reporting units as we perceived them did not constitute a triggering event during 2021.

We performed annual impairment testing as of October 1, 2021. For each of our reporting units with goodwill including our FFELP Loans, Private Education Legacy Loans, Private Education Refinance Loans, Private Education In-School Loans and Federal Education Loan Servicing reporting units (collectively, the Loan reporting units) and our Government Services and Healthcare Services reporting units (collectively, the Business Processing reporting units), we assessed relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of an individual reporting unit is less than its carrying value. We considered the amount of excess fair values over the carrying values of each reporting unit as of October 1, 2019 and October 1, 2020 for the Loan reporting units and Business Processing reporting units, respectively, when we last performed a quantitative goodwill impairment test. The concluded fair values of the reporting units at October 1, 2019 and 2020, as applicable, were substantially in excess of their carrying amounts. Additionally, fair values resulting from sensitivity analyses factoring in more conservative discount rates and growth rates for each reporting unit also yielded fair values in excess of the carrying values of each reporting unit.

Despite COVID-19, the outlook and associated long-term cash flow projections of our FFELP Loans, Private Education Legacy Loans, Government Services and Healthcare Services reporting units have not changed significantly since our 2019 and 2020 assessments. Likewise, the outlook and cash flows for the Federal Education Loan Servicing components remaining after removing the cash flows attributed to the ED servicing contract have not changed significantly since 2019. For the Private Education Refinance Loans reporting unit, we considered origination volume and the demand for its refinance loan products as well as Navient’s strong liquidity position and ability to issue Private Education Loan ABS comprised entirely of the reporting unit’s refinance loans with marked improvement in 2021 in cost of funds.  For Government Services and Healthcare Services, we considered financial performance in 2021 during which both of these reporting units significantly outperformed expectations due largely to significant contracts acquired in 2020 and 2021 to implement programs under the CARES Act and to perform contact tracing and vaccine administration services. Based on the substantial fair value determined as of October 1, 2019 and 2020, as applicable, in excess of their carrying values and these other qualitative factors, we concluded that it is not “more-likely-than-not” that the fair values of these reporting units were less than their carrying values at October 1, 2021. As a result, with respect to annual impairment testing, we concluded that goodwill attributed to these reporting units was not impaired.

If future economic conditions as a result of COVID-19 are significantly worse than what was assumed in the reporting units’ long term cash flow projections, specifically related to the impact of COVID-19, as well as the inflationary environment stemming from the recovery in certain sectors, and other performance factors do not come to fruition, these factors could result in potential impairment of goodwill in future periods.

Premium and Discount Amortization

The Company had a net unamortized premium balance of $92 million, or 0.12%, in connection with its $74 billion education loan portfolio as of December 31, 2021. The most judgmental estimate for premium and discount amortization on education loans is the Constant Prepayment Rate (CPR), which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. In determining the CPR we only consider payments made in excess of contractually required payments. This would include loans that are refinanced or consolidated and other early payoff activity. These activities are generally affected by changes in our business strategy, changes in our competitors’ business strategies, legislative changes including the ability to consolidate, interest rates and changes to the current economic and credit environment. When we determine the CPR, we begin with historical prepayment rates. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustment may be needed to those historical prepayment rates.

In the past (prior to 2008), the consolidation of FFELP Loans and Private Education Loans significantly affected our CPRs and updating those assumptions often resulted in material adjustments to our premium and discount amortization expense. As a result of the passage of the Health Care and Education Reconciliation Act of 2010 (HCERA), there is no longer the ability to consolidate loans under the FFELP although there are other consolidation options with ED and private refinancing options with Navient and other lenders. As a result, we expect CPRs related to our FFELP Loans to remain relatively stable over time, unless there is a legislative change by ED or by Congress to either (1) forgive loan balances (which would result in Navient receiving cash for the amounts forgiven resulting in a prepayment of principal) or (2) encourage or force consolidation. Some education loan companies, including Navient, offer Private Education Loans to refinance a borrower’s loan (both FFELP and Private Education Loans) and we anticipate more entrants to offer similar products. These products and expectations are built into the CPR assumption we use for FFELP and Private Education Loans. However, it is difficult to accurately project the timing and level at which this activity will continue, and our assumption may need to be updated by a material amount in the future based on changes in the economy, marketplace and legislation.

In 2021, there was a net $13 million decrease in net interest income due to a cumulative adjustment related to an increase in prepayment speed assumptions used to amortize loan premiums and discounts:

•

The FFELP Loan CPR was increased specifically related to the limited opportunity waiver to the Public Service Loan Forgiveness Program (PSLF) that was announced in October 2021 and is effective from November 2021 to October 2022. FFELP loan borrowers, during this 12-month period, may consolidate their loans to ED in order to have them subsequently forgiven if they qualify under the PSLF program for loan forgiveness. We estimate an incremental $1.3 billion of FFELP loans (2% of the FFELP Loan portfolio as of December 31, 2021) will consolidate under this program.

•

The Private Education Refinance Loan CPR was increased from 15% to 20%. This CPR assumption increase was primarily a result of increased voluntary payoffs primarily due to increased loan refinance activity and third-party consolidation activity related to the low interest rate environment.

Non-GAAP Financial Measures

In addition to financial results reported on a GAAP basis, Navient also provides certain performance measures which are non-GAAP financial measures.  We present the following non-GAAP financial measures: (1) Core Earnings (as well as Adjusted Core Earnings), (2) Adjusted Tangible Equity Ratio and (3) EBITDA for the Business Processing segment.

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

	Year Ended December 31, 2021
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,405	$1,181	$—	$—	$2,586	$98	$(39)	$59	$2,645
Cash and investments	—	2	—	1	3	—	—	—	3
Total interest income	1,405	1,183	—	1	2,589	98	(39)	59	2,648
Total interest expense	830	541	—	70	1,441	(8)	(117)	(125)	1,316
Net interest income (loss)	575	642	—	(69)	1,148	106	78	184	1,332
Less: provisions for loan losses	—	(61)	—	—	(61)	—	—	—	(61)
Net interest income (loss) after provisions for loan losses	575	703	—	(69)	1,209	106	78	184	1,393
Other income (loss):						—
Servicing revenue	162	6	—	—	168	—	—	—	168
Asset recovery and business processing revenue	51	—	488	—	539	—	—	—	539
Other income (loss)	25	—	—	5	30	(93)	157	64	94
Gains on sales of loans	—	91	—	—	91	(13)	—	(13)	78
Losses on debt repurchases	—	—	—	(73)	(73)	—	—	—	(73)
Total other income (loss)	238	97	488	(68)	755	(106)	157	51	806
Expenses:						—
Direct operating expenses	223	162	360	—	745	—	—	—	745
Unallocated shared services expenses	—	—	—	462	462	—	—	—	462
Operating expenses	223	162	360	462	1,207	—	—	—	1,207
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	30	30	30
Restructuring/other reorganization expenses	—	—	—	26	26	—	—	—	26
Total expenses	223	162	360	488	1,233	—	30	30	1,263
Income (loss) before income tax expense (benefit)	590	638	128	(625)	731	—	205	205	936
Income tax expense (benefit)(2)	136	146	29	(131)	180	—	39	39	219
Net income (loss)	$454	$492	$99	$(494)	$551	$—	$166	$166	$717

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$184	$—	$184
Total other income (loss)	51	—	51
Goodwill and acquired intangible asset impairment and amortization	—	30	30
Total Core Earnings adjustments to GAAP	$235	$(30)	205
Income tax expense (benefit)			39
Net income (loss)			$166

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2020
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,813	$1,445	$—	$—	$3,258	$79	$(55)	$24	$3,282
Cash and investments	7	3	—	6	16	—	—	—	16
Total interest income	1,820	1,448	—	6	3,274	79	(55)	24	3,298
Total interest expense	1,194	699	—	120	2,013	39	(6)	33	2,046
Net interest income (loss)	626	749	—	(114)	1,261	40	(49)	(9)	1,252
Less: provisions for loan losses	13	142	—	—	155	—	—	—	155
Net interest income (loss) after provisions for loan losses	613	607	—	(114)	1,106	40	(49)	(9)	1,097
Other income (loss):
Servicing revenue	208	6	—	—	214	—	—	—	214
Asset recovery and business processing revenue	154	—	304	—	458	—	—	—	458
Other income (loss)	9	—	—	11	20	(40)	(216)	(256)	(236)
Losses on debt repurchases	—	—	—	(6)	(6)	—	—	—	(6)
Total other income (loss)	371	6	304	5	686	(40)	(216)	(256)	430
Expenses:
Direct operating expenses	287	146	254	—	687	—	—	—	687
Unallocated shared services expenses	—	—	—	277	277	—	—	—	277
Operating expenses	287	146	254	277	964	—	—	—	964
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	22	22	22
Restructuring/other reorganization expenses	—	—	—	9	9	—	—	—	9
Total expenses	287	146	254	286	973	—	22	22	995
Income (loss) before income tax expense (benefit)	697	467	50	(395)	819	—	(287)	(287)	532
Income tax expense (benefit)(2)	160	107	11	(90)	188	—	(68)	(68)	120
Net income (loss)	$537	$360	$39	$(305)	$631	$—	$(219)	$(219)	$412

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2020
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$(9)	$—	$(9)
Total other income (loss)	(256)	—	(256)
Goodwill and acquired intangible asset impairment and amortization	—	22	22
Total Core Earnings adjustments to GAAP	$(265)	$(22)	(287)
Income tax expense (benefit)			(68)
Net income (loss)			$(219)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2019
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$2,907	$1,731	$—	$—	$4,638	$8	$(68)	$(60)	$4,578
Other loans	1	1	—	—	2	—	—	—	2
Cash and investments	50	16	—	27	93	—	—	—	93
Total interest income	2,958	1,748	—	27	4,733	8	(68)	(60)	4,673
Total interest expense	2,376	980	—	161	3,517	6	(35)	(29)	3,488
Net interest income (loss)	582	768	—	(134)	1,216	2	(33)	(31)	1,185
Less: provisions for loan losses	30	228	—	—	258	—	—	—	258
Net interest income (loss) after provisions for loan losses	552	540	—	(134)	958	2	(33)	(31)	927
Other income (loss):
Servicing revenue	229	11	—	—	240	—	—	—	240
Asset recovery and business processing revenue	230	—	258	—	488	—	—	—	488
Other income (loss)	28	1	—	14	43	(41)	65	24	67
Gains on sales of loans	—	16	—	—	16	—	—	—	16
Gains on debt repurchases	—	—	—	33	33	39	(27)	12	45
Total other income (loss)	487	28	258	47	820	(2)	38	36	856
Expenses:
Direct operating expenses	359	156	215	—	730	—	—	—	730
Unallocated shared services expenses	—	—	—	254	254	—	—	—	254
Operating expenses	359	156	215	254	984	—	—	—	984
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	30	30	30
Restructuring/other reorganization expenses	—	—	—	6	6	—	—	—	6
Total expenses	359	156	215	260	990	—	30	30	1,020
Income (loss) before income tax expense (benefit)	680	412	43	(347)	788	—	(25)	(25)	763
Income tax expense (benefit)(2)	155	96	10	(80)	181	—	(15)	(15)	166
Net income (loss)	$525	$316	$33	$(267)	$607	$—	$(10)	$(10)	$597

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2019
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$(31)	$—	$(31)
Total other income (loss)	36	—	36
Goodwill and acquired intangible asset impairment and amortization	—	30	30
Total Core Earnings adjustments to GAAP	$5	$(30)	(25)
Income tax expense (benefit)			(15)
Net income (loss)			$(10)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Core Earnings net income	$551	$631	$607
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	235	(265)	5
Net impact of goodwill and acquired intangible assets	(30)	(22)	(30)
Net income tax effect	(39)	68	15
Total Core Earnings adjustments to GAAP	166	(219)	(10)
GAAP net income	$717	$412	$597

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Core Earnings derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$64	$(256)	$22
Plus: Gains (losses) on fair value hedging activity included in interest expense	88	(17)	21
Total gains (losses) in GAAP net income	152	(273)	43
Plus: Reclassification of settlement expense (income) on derivative and hedging activities, net(1)	93	40	41
Mark-to-market gains (losses) on derivative and hedging activities, net(2)	245	(233)	84
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	(39)	(55)	(68)
Other derivative accounting adjustments(3)	29	23	(11)
Total net impact of derivative accounting	$235	$(265)	$5

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

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(98)	$(79)	$(8)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	(8)	39	6
Net realized gains (losses) on terminated derivative contracts reclassified to other income	13	—	(39)
Total reclassifications of settlements on derivative and hedging activities	$(93)	$(40)	$(41)

(2)	“Mark-to-market gains (losses) on derivative and hedging activities, net” is comprised of the following:

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Floor Income Contracts	$133	$(130)	$(15)
Basis swaps	8	3	—
Foreign currency hedges	49	9	65
Other	55	(115)	34
Total mark-to-market gains (losses) on derivative and hedging activities, net	$245	$(233)	$84

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of December 31, 2021, derivative accounting has decreased GAAP equity by approximately $299 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Beginning impact of derivative accounting on GAAP equity	$(616)	$(235)	$(34)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	317	(381)	(201)
Ending impact of derivative accounting on GAAP equity	$(299)	$(616)	$(235)

(1)	Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Total pre-tax net impact of derivative accounting recognized in net income(2)	$235	$(265)	$5
Tax and other impacts of derivative accounting adjustments	(59)	67	(2)
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	141	(183)	(204)
Net impact of net mark-to-market gains (losses) under derivative accounting	$317	$(381)	$(201)

(2)	See “Core Earnings derivative adjustments” table above.

Hedging Embedded Floor Income

We use Floor Income Contracts, pay-fixed swaps and fixed rate debt to economically hedge embedded floor income in our FFELP loans.  Historically, we have used these instruments on a periodic basis and depending upon market conditions and pricing, we may enter into additional hedges in the future.  Under GAAP, the Floor Income Contracts do not qualify for hedge accounting and the pay-fixed swaps are accounted for as cashflow hedges.  The table below shows the amount of Hedged Floor Income that will be recognized in Core Earnings in future periods based on these hedge strategies.

	December 31,
(Dollars in millions)	2021	2020	2019
Total hedged Floor Income, net of tax(1)(2)	$325	$401	$552

(1)	$422 million, $520 million and $717 million on a pre-tax basis as of December 31, 2021, 2020 and 2019, respectively.
(2)

Of the $325 million as of December 31, 2021, approximately $130 million, $99 million, $39 million and $22 million will be recognized as part of Core Earnings in 2022, 2023, 2024 and 2025, respectively.

  (2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Core Earnings goodwill and acquired intangible asset adjustments	$(30)	$(22)	$(30)

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

The following table summarizes these expenses which are excluded:

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Restructuring/other reorganization expenses	$26	$9	$6
Regulatory-related expenses(1)	233	33	6
Total	$259	$42	$12

(1)

2021 includes $205 million related to the resolution of previously disclosed State Attorneys General litigation and investigations. See “Results of Operations – GAAP Comparison of 2021 Results with 2020” for further details.

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

(Dollars in billions)	December 31, 2021	December 31, 2020
Navient Corporation's stockholders' equity	$2,597	$2,433
Less: Goodwill and acquired intangible assets	725	735
Tangible Equity	1,872	1,698
Less: Equity held for FFELP Loans	263	291
Adjusted Tangible Equity	$1,609	$1,407
Divided by:
Total assets	$80,605	$87,412
Less:
Goodwill and acquired intangible assets	725	735
FFELP Loans	52,641	58,284
Adjusted tangible assets	$27,239	$28,393
Adjusted Tangible Equity Ratio(1)	5.9%	5.0%

(1)

The following provides the Adjusted Tangible Equity Ratio on a pro forma basis assuming the cumulative net mark-to-market losses related to derivative accounting under GAAP were excluded. These cumulative losses reverse to $0 upon the maturity of the individual derivative instruments. As these losses are temporary, we believe this pro forma presentation is a useful basis for management and investors to further analyze the Adjusted Tangible Equity Ratio.

(Dollars in millions)	December 31, 2021	December 31, 2020
Adjusted Tangible Equity (from above table)	$1,609	$1,407
Plus: ending impact of derivative accounting on GAAP equity	299	616
Pro forma Adjusted Tangible Equity	$1,908	$2,023

Divided by: adjusted tangible assets (from above table)	$27,239	$28,393
Pro forma Adjusted Tangible Equity Ratio	7.0%	7.1%

3.   Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses.  EBITDA for the Business Processing segment is calculated as:

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Pre-tax income	$128	$50	$43
Plus:
Depreciation and amortization expense(1)	8	7	6
EBITDA	$136	$57	$49
Divided by:
Total revenue	$488	$304	$258
EBITDA margin	28%	19%	19%

(2)	There is no interest expense in this segment.

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

Board of Directors. The Navient board of directors and its standing committees oversee our strategic direction, including setting our risk management philosophy, tolerance and parameters; and assessing the risks our businesses face as well as our risk management practices. It approves our annual business plan, periodically reviews our strategic approach and priorities and spends significant time considering our capital requirements and our dividend and share repurchase levels and activities. We escalate to our board of directors any significant departures from established tolerances and parameters and review new and emerging risks with them. Standing committees of our board of directors include Executive, Audit, Compensation and Human Resources, Nominations and Governance, and Risk. Charters for each committee providing their specific responsibilities and areas of risk oversight are published on our website together with the names of the directors serving on these committees.

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

Supervision and Regulation

Regulatory Oversight

We operate in a highly regulated industry where many aspects of our businesses are subject to federal and state regulation and administrative oversight. The following is a summary of the material statutes and regulations currently applicable to us and our subsidiaries. We may become subject to additional laws, rules or regulations in the future. This summary is not a comprehensive analysis of all applicable laws and is qualified by reference to the full text of the statutes and regulations referenced below.

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

The Dodd-Frank Act also authorizes state officials to enforce regulations issued by the CFPB and to enforce the Dodd-Frank Act’s general prohibition against unfair, deceptive and abusive practices. The Attorneys General of the State of Illinois, the State of Washington, the Commonwealth of Pennsylvania, the State of California, the State of Mississippi and the State of New Jersey have also filed lawsuits against Navient and some of its subsidiaries containing similar alleged violations of consumer protection laws as those alleged in the CFPB lawsuit as well as several additional areas. These cases were recently settled by mutual agreement between the Company and various State Attorneys General. Additional information on these lawsuits is included in “Note 12 – Commitments, Contingencies and Guarantees” in this Form 10-K.

Higher Education Act. The HEA is the primary law that authorizes and regulates federal student aid programs for higher education. Navient is subject to the HEA and its education loan operations are periodically reviewed by ED and Guarantors or entities acting on their behalf. As a servicer of federal education loans, Navient is subject to ED regulations regarding financial responsibility and administrative capability that govern all third-party servicers of insured education loans. In connection with its servicing operations on behalf of Guarantor clients, Navient must comply with ED regulations that govern Guarantor activities as well as agreements for reimbursement between ED and our Guarantor clients. While the HEA is required to be reviewed and "reauthorized" by Congress every five years, Congress has not reauthorized the HEA since 2008, choosing to temporarily extend the Act each year since 2013. We cannot predict whether or when legislation will be passed or how it would impact us.

Federal Financial Institutions Examination Council. As a service provider to financial institutions, Navient is also subject to periodic examination by the Federal Financial Institutions Examination Council (FFIEC). FFIEC is a formal interagency body of the U.S. government empowered to prescribe uniform principles, standards, and report forms for the federal examination of financial institutions by the Federal Reserve Banks (FRB), the Federal Deposit Insurance Corporation (FDIC), the National Credit Union Administration, the Office of the Comptroller of the Currency and the CFPB and to make recommendations to promote uniformity in the supervision of financial institutions.

Consumer Protection and Privacy. Navient’s Consumer Lending and Federal Education Loan segments are subject to federal and state consumer protection, privacy and related laws and regulations and are subject to supervision and examination by the CFPB and various state agencies. Some of the more significant federal laws and regulations include:

•	various laws governing unfair, deceptive or abusive acts or practices;
•	the Truth-In-Lending Act and Regulation Z, which govern disclosures of credit terms to consumer borrowers;
•	the Fair Credit Reporting Act and Regulation V, which govern the use and provision of information to consumer reporting agencies;
•	the Equal Credit Opportunity Act and Regulation B, which prohibit discrimination on the basis of race, creed or other prohibited factors in extending credit;
•

the Servicemembers Civil Relief Act (SCRA), which applies to all debts incurred prior to commencement of active military service (including education loans) and limits the amount of interest, including certain fees or charges that are related to the obligation or liability; and

•	the Telephone Consumer Protection Act (TCPA), which governs communication methods that may be used to contact customers.

Navient’s Business Processing segment is subject to federal and state consumer protection, privacy and related laws and regulations, as well as certain activities, supervision and examination by the CFPB and various state agencies. Some of the more significant federal statutes are the Fair Debt Collection Practices Act and additional provisions of the acts listed above, as well as the HEA and the various laws and regulations that pertain to government contractors. These activities are also subject to state laws and regulations similar to the federal laws and regulations listed above.

Regulatory Outlook

In 2022, we expect the regulatory environment for the business in which we operate will continue to be challenging. We anticipate that regulators will be more focused on conducting regulatory audits and initiating enforcement actions.

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

We expect that consumer protection regulations, standards, supervision, examination and enforcement practices will continue to evolve in both detail and scope as well as being more unpredictable than in previous periods. This evolution has added and may continue to significantly add to Navient’s compliance, servicing and operating costs. We have invested in compliance through multiple steps including realignment of Navient’s compliance management system to a servicing, collections and business services business model; dedicated compliance resources for certain topics (such as the SCRA; the TCPA; unfair, deceptive, or abusive acts and practices (UDAAP); and third-party vendor management) to focus on consumer expectations; formation of business support operations to enhance risk, control and compliance functions in each business area; additional regulatory training for front-line employees to ensure obligations are understood and followed during interactions with customers, as well as additional regulatory training for our board of directors to enhance their ability to oversee the Company’s risk framework and compliance as it and the regulatory environment changes; and expanded oversight and analysis of complaint trends to identify and remediate, if necessary, areas of potential consumer harm. Despite these increased activities, our current operations and compliance processes may not satisfy evolving regulatory standards.  Past practices or products may continue to be the focus of examinations, inquiries or lawsuits including even for the work we performed under our federal loan servicing contract.

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

Debt Collection Supervision. The CFPB also maintains supervisory authority over larger consumer debt collectors and has recently implemented changes to Regulation F governing the collection of third-party consumer debt. The issuance of the CFPB’s rules does not preempt the various and varied levels of state consumer and collection regulations to which the activities of Navient’s subsidiaries are currently subject. Navient also utilizes third-party debt collectors to collect defaulted and charged-off education loans and will continue to be responsible for oversight of their procedures and controls.

Oversight of Derivatives. The Dodd-Frank Act created a comprehensive new regulatory framework for derivatives transactions under the Commodity Futures Trading Commission (CFTC), other prudential regulators and the SEC. This framework, among other things, subjects certain swap participants to new capital and margin requirements, recordkeeping and business conduct standards and imposes registration and regulation of swap dealers and major swap participants. The scope of the rules and exemptions continues to be defined through agency rulemakings. Even where Navient or a securitization trust sponsored by Navient qualifies for an exemption, many of its derivatives counterparties are subject to capital, margin and business conduct requirements and therefore Navient’s business may be impacted. Where Navient or the securitization trusts it sponsors do not qualify for an exemption, Navient or an existing or future securitization trust sponsored by Navient may be unable to enter into new swaps to hedge interest rate or currency risk or the costs associated with such swaps may increase. With respect to existing securitization trusts, an inability to amend, novate or otherwise materially modify existing swap contracts could result in a downgrade of its outstanding asset-backed securities. As a result, Navient’s business, ability to access the capital markets for financing and costs may be impacted by these regulations.

Legal Proceedings

For a discussion of legal matters as of December 31, 2021, please refer to “Note 12 – Commitments, Contingencies and Guarantees” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

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

COVID-19 RISK.

The continuing impact of COVID-19 and related risks may materially affect our results of operations, financial condition and/or liquidity and such impacts could continue for an unknown length of time.

The COVID-19 pandemic continues to impact the global economy and our results of operations. In response to the pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in an effort to control the spread of the disease. In the general economy, these orders or restrictions, or the perception that these orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events as well as a general decline in economic activity and consumer confidence and increases in job losses and unemployment. As a result, our results of operations, financial condition and liquidity could be materially affected, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Navient’s Response to COVID-19.” With respect to our operations, we have drastically modified the manner in which we conduct our business by expanding our work-from-home capabilities and moving 90% of our team to a work-from-home status. Despite these efforts, the COVID-19 pandemic and its impact remain dynamic. Variants continue to emerge, efforts to mitigate or contain the impacts of the pandemic continue to evolve, and the duration and severity of the impact of the pandemic on our business and results of operations in future periods remain uncertain. If the COVID-19 pandemic or its adverse effects become more severe or prevalent or are prolonged or we experience more pronounced disruptions in our business or operations, or in economic activity and demand for our services generally, our business and results of operations in future periods could be materially adversely affected. We continue to monitor the situation and actively assess further implications for our business.

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

Overall economic conditions remain volatile and unpredictable due to the prolonged impacts of the COVID-19 pandemic.  In the early stages of the pandemic, we experienced elevated levels of forbearance and other loan modifications in our education loan portfolios. General economic and employment conditions, including employment rates for recent college graduates, can have a significant impact on loan delinquency and default rates. An extended or worsening deterioration in the economy could further adversely affect the credit quality of our borrowers, resulting in an increased occurrence of defaults and/or requiring more frequent use of loan modification tools. Further, as a result of COVID-19 we have experienced lower delinquency rates in both our FFELP and Private Education loan portfolios primarily due to increases in forbearance rates. While we cannot predict the duration of the COVID-19 crisis and the speed with which the economy recovers, we are paying close attention to the needs of our customers in an effort to assess the path and timing of any potential recovery. If actual loan performance is worse than our estimates, it could materially affect our allowance for loan losses and the related provision for loan losses adversely affecting our results of operation. Future defaults could be higher than anticipated due to a variety of these factors that are outside of our control. Higher credit-related losses and weaker credit quality could negatively affect our business, financial condition and results of operations and limit our funding options, including our access to the capital markets.

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

We bear the full credit exposure on the loans in our Private Education Loan portfolio. We believe that delinquencies are an important indicator of the potential future credit performance for Private Education Loans. Our delinquencies as a percentage of Private Education Loans in repayment were 3.2% at December 31, 2021. For a complete discussion of our loan delinquencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Financial Condition – Private Education Loan Portfolio Performance.”

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

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments — Credit Losses,” which replaced the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. This new CECL standard became effective for us on January 1, 2020. Under the CECL model, we are required to measure and recognize an allowance for loan losses that estimates remaining expected credit losses for financial assets held at the reporting date. This resulted in us presenting certain financial assets carried at amortized cost, such as our loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable economic and other forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and quarterly thereafter. This differs significantly from the “incurred loss” model that was required under prior GAAP, which delayed recognition of losses until it was probable a loss had been incurred. Accordingly, the adoption of the CECL model materially changed the way we determine our allowance for loan losses and required us to significantly increase our allowance and reduce shareholders’ equity on the January 1, 2020 implementation date. As a result of the adoption of CECL in the first quarter of 2020, we increased our loan loss reserves which resulted in a reduction of our shareholder equity by $620 million. In the future, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses, such increase could adversely affect our business, financial condition and results of operations. In addition, the evaluation of our expected credit losses is inherently subjective and requires estimates that may be subject to significant changes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Note 2 – Significant Accounting Policies” for further discussion of the CECL standard and its impact as of the January 1, 2020 adoption date.

Our Consumer Lending segment exposes us to credit underwriting risks based upon the credit model we use to forecast loss rates. If we are unable to effectively forecast loss rates, it could materially adversely affect our operating results.

In the fourth quarter of 2017, we acquired Earnest, a leading financial technology and education finance company. Earnest is now one of the leading providers of education refinance loans. In 2019, Earnest entered the “in-school” lending market. We underwrite new Private Education Loans within our Consumer Lending segment based upon our analysis of extensive credit criteria. Criteria reviewed in underwriting consumer loans may include any or all of the following: (i) employment or offer of employment and income; (ii) employment status and career specialization; (iii) qualifying credit history, taking into account credit score; (iv) debt to income ratio; (v) demonstrated ability to pay through free cash flow calculations; (vi) attendance at or graduation from an eligible post-secondary school, or separated from an eligible post-secondary school within a specified period of time and met additional credit requirements, or be the parent of a graduate or student; and (vii) savings.  We define free cash flow generally as after-tax monthly income of a borrower minus the sum of rent or mortgage payments, student loan payments and any other fixed expenses of such borrower.

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

The capital markets may from time-to-time experience periods of significant volatility, such as the volatility we have experienced, and may experience again, as a result of COVID-19 and its impacts on the economy. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable at any costs. We cannot provide any assurance that the cost and availability of funding in the capital markets will not continue to be impacted by the pandemic. In addition to COVID-19, other factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, changes in the activities of our business partners, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to us, asset-backed securities sponsored by us or the U.S. federal government, changes affecting our assets, the ability of existing or future Navient-sponsored securitization trusts to hedge interest rate and currency risk, corporate and regulatory actions, absolute and comparative interest rate changes, general economic conditions and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization and derivatives transactions. If financing is difficult, expensive or unavailable, our results of operations, cash flow or financial condition could be materially and adversely affected.

The transition away from the LIBOR reference rate to an alternative reference rate may create uncertainty in the capital markets and may negatively impact the value of existing LIBOR based financial instruments. Post transition alternative reference rates may perform significantly different than LIBOR.

The London Interbank Offered Rate, or LIBOR, has historically served as a global benchmark for determining interest rates on commercial and consumer loans, bonds, derivatives and numerous other financial instruments. U.S. Dollar (USD) LIBOR is the reference rate for most of our variable rate student loans, bonds, asset-backed securities (ABS), other financing facilities, and derivatives (financial instruments). All new variable rate private education loans issued since December 2021 are indexed to the Secured Overnight Financing Rate (SOFR). Also, as of December 31, 2021, we have ceased entering into any other new contracts that are indexed to LIBOR. See “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Sensitivity Analysis — LIBOR Transition” for further discussion on our LIBOR transition. On July 27, 2017, the Chief Executive Officer of the United Kingdom Financial Conduct Authority (the FCA) announced that by the end of 2021, LIBOR would no longer be sustained through the FCA’s efforts to compel banks’ participation in setting the benchmark. On March 5, 2021, the ICE Benchmark Administration Limited (the IBA), which took over administration of LIBOR on February 1, 2014, published the results of a consultation confirming its intention to cease the publication of (i) EUR, CHF, JPY and GBP LIBOR for all tenors and one-week and two-month USD LIBOR immediately following the publication of such rates on December 31, 2021, and (ii) the remaining USD LIBOR rates, including one-month and three-month LIBOR, immediately following the publication of such rates on June 30, 2023. Also on March 5, 2021, the FCA announced that it does not intend to sustain LIBOR by requiring panel banks to continue providing quotations of LIBOR beyond the dates for which they have notified their departure from IBA’s LIBOR quotation scheme, or to require IBA to publish LIBOR beyond such dates. As a result, immediately after December 31, 2021 and June 30, 2023, respectively, LIBOR will either cease to be published by any benchmark administrator or no longer be representative of the underlying market and economic reality that the rates are intended to measure. As of January 1, 2022, publication of one-week and two-month USD LIBOR has ceased, and regulated U.S. financial institutions are no longer permitted to enter into new contracts referencing any LIBOR rates.

As of December 31, 2021, we had approximately $172 billion notional of financial instruments indexed to USD one-month or three-month LIBOR, approximately $110 billion of which will mature after June 30, 2023. A significant amount of these financial instruments do not include provisions clearly specifying a method for transitioning from LIBOR to an alternative benchmark rate. Further, our financial instruments may require changes to documentation as well as enhancements and modifications to systems, controls, procedures and models, which could present operational and legal challenges for us and our customers, investors and counterparties. There can be no assurance that we will be able to modify all existing financial instruments before the discontinuation of LIBOR. For some of these financial instruments like our ABS, it may be impractical or impossible to modify such instruments due to stringent noteholder consent requirements. Additionally, for the Special Allowance Payment (SAP) paid on our FFELP Loans by ED, legislative action is necessary to modify the SAP formula, which is currently indexed to one-month LIBOR, to be indexed to an alternative benchmark rate. If such financial instruments are not remediated to provide a method for transitioning from LIBOR to an alternative benchmark rate, the New York state LIBOR legislation and proposed federal legislation related to the LIBOR transition may provide legal protection against litigation and statutory solutions to implement an alternative benchmark rate. Although the Alternative Reference Rates Committee (the ARRC) has recommended SOFR as the alternative benchmark rate for LIBOR, there is uncertainty as to whether SOFR will gain widespread market acceptance. As a result, it is difficult to predict the impact that the cessation of LIBOR would have on the value and performance of our existing financial instruments and whether a transition to an alternative benchmark rate will be similar to or produce a return that is the economic equivalent of LIBOR. These uncertainties regarding the possible cessation of LIBOR or their resolution could have a material adverse impact on our funding costs, net interest margin, loan and other asset values, asset-liability management strategies, operations, and other aspects of our business and financial results.

For more information regarding the actions we have taken with respect to the LIBOR transition, see “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Sensitivity Analysis — LIBOR Transition.”

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

The rate at which borrowers prepay their loans can have a material impact on our net interest margin and the value of our Residual Interests. Prepayment rates and levels are subject to a variety of economic, competitive and other factors, including changes in our competitors’ business strategies, changes in interest rates, availability of alternative financings (including refinance and consolidations), legislative and regulatory changes affecting the education loan market and the general economy. FFELP Loans and Private Education Loans may be voluntarily prepaid without penalty by the borrower, refinanced or consolidated with the borrower’s other loans through refinancing. Refinance products offered by us and our competitors may increase the repayment rate on our FFELP Loans and Private Education Loans.

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

While we anticipate some variability in prepayment levels, extraordinary or extended increases or decreases in prepayment rates could materially affect our liquidity, interest income, net interest margin and the value of our Residual Interests. Additionally, a prolonged introduction of significant amounts of subsidized funding into the Private Education Loan market at below market interest rates — whether from federal or private sources — could increase the prepayment rates of our existing Private Education Loans and have a material adverse effect on our business, results of operations and cash flows. When, as a result of unanticipated prepayment levels, education loans within a securitization trust amortize faster than originally contracted, the trust’s pool balance may decline at a rate faster than the prepayment rate assumed when the trust’s bonds were originally issued. If the trust’s pool balance declines faster than originally anticipated, in most of our securitization structures, the bonds issued by that trust will also be repaid faster than originally anticipated. In such cases, our net interest income may decrease and the value of any retained Residual Interest in the trust may similarly decline.

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

Prepayments on education loans may increase as a result of many factors which include current and future initiatives by ED, or by Congress; future laws, executive orders or other policy statements to encourage or force consolidation, abolish existing or create additional income-based repayment or debt forgiveness programs or establish other policies and programs. For example, in October 2021, ED announced a set of policy changes and released proposed negotiated rulemaking proposals relating to the Public Service Loan Forgiveness program under its Direct Loan program, which may result in an increase in consolidations of FFELP loans into Direct Loans held by ED (which results in the loan no longer being on our balance sheet). While, based on our current projections we do not anticipate that the new ED policy will have a material impact on the value of the portfolios, we cannot provide any assurance that future legislative, regulatory or executive actions will not have a material impact on prepayments.

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

As of December 31, 2021, Moody’s, S&P and Fitch rated our long-term unsecured debt below investment grade. In addition, the capital markets for sub-investment grade companies are not as liquid as those involving investment grade entities. These factors have resulted in a higher cost of funds for us and have caused our senior unsecured debt to trade with greater volatility.

Our unsecured debt totaled $7.0 billion at December 31, 2021. We utilize the unsecured debt markets to help fund our business and refinance outstanding debt. The amount, type and cost of this funding directly affects the cost of operating our business and growing our assets and is dependent upon outside factors, including our credit rating from rating agencies. There can be no assurance that our credit ratings will not be reduced further. A reduction in the credit ratings of our senior unsecured debt could adversely affect our liquidity, increase our borrowing costs, limit our access to the capital markets and place incremental pressure on net interest income.

Adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact our ability to meet our liquidity and funding needs, which could materially and adversely impact our results of operations, cash flow or financial condition.

We must effectively manage our liquidity risk. We require liquidity to meet cash requirements such as day-to-day operating expenses, origination of loans, required payments of principal and interest on borrowings, and distributions to shareholders. We expect to fund our ongoing liquidity needs, including the repayment of $7.0 billion of senior unsecured notes that mature in 2023 to 2043, primarily through our current cash, investments and unencumbered FFELP Loan and Private Education Refinance Loan portfolios, the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.  We may maintain too much liquidity, which can be costly, or may be too illiquid, which could result in financial distress during times of financial stress or capital market disruptions.

The interest rate characteristics of our earning assets do not always match the interest rate characteristics of our funding arrangements, which may have a negative impact on our net interest income and net income.

Net interest income is the primary source of cash flow generated by our portfolios of FFELP Loans and Private Education Loans. At the present, interest earned on FFELP Loans and variable rate Private Education Loans is primarily indexed to one-month LIBOR or Prime Rate. Starting in May 2021, in preparation for the cessation of one-month LIBOR in July 2023, interest earned on certain newly originated variable rate Private Education Loans began to be indexed to one-month SOFR, with interest earned on all newly originated variable rate Private Education Loans being indexed to one-month SOFR by December 2021. In contrast, certain of our debt is indexed to rates other than one-month LIBOR, Prime Rate or one-month SOFR, or if indexed to one-month LIBOR, it has a different repricing frequency.

The different interest rate characteristics of our loan portfolios and the liabilities funding these loan portfolios result in basis risk and repricing risk. It is not economically feasible to hedge all of our exposure to such risks. While the asset and hedge indices are short-term with rate movements that are typically highly correlated, there can be no assurance that the historically high correlation will not be disrupted by capital market dislocations or other factors not within our control. There have been situations in the past in which we experienced widening spreads between one-month and three-month LIBOR and the cost of hedging this variance was prohibitive. Additionally, as we transition away from LIBOR, there may be further basis risk and repricing risk as a result of new SOFR-based indices being instituted in our loan portfolios and liabilities due to the varying performance and functionality of certain SOFR-based indices compared to LIBOR-based indices and other SOFR-based indices. We cannot provide any assurance that such a situation will not occur and if it did occur, it would potentially reduce our net interest margins and net income. In these circumstances, our earnings could be materially adversely affected.

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

Our securitization trusts, which we consolidate on our balance sheet, had $2.1 billion of Euro denominated bonds outstanding as of December 31, 2021. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly rated counterparties. A failure by a swap counterparty to perform its obligations could, if the swap has a positive fair value to us and was not adequately collateralized, materially and adversely affect our earnings.

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

A failure of our operating systems or infrastructure could disrupt our business. Our business is dependent on the ability to process and monitor large numbers of daily transactions in compliance with contractual, legal and regulatory standards and our own product specifications, both currently and in the future. In the past, we have entered into strategic agreements with a third party to become the primary provider of technology solutions for servicing our FFELP loans and our Private Education Loans. We, however, still maintain the technology solutions for our other lines of business as well as our customer interactive infrastructure. As our processing demands and loan portfolios change, both in volume and in terms and conditions, our ability to develop and maintain our operating systems and infrastructure may become increasingly challenging. There is no assurance that we have adequately or efficiently developed, maintained, acquired or scaled such systems and infrastructure or will do so in the future.

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

Additionally, since the onset of the COVID-19 pandemic, we have drastically modified the manner in which we conduct our business. We have expanded our work-from-home capabilities and implemented best practices for safety and hygiene to protect those who are unable to work remotely. While most of our operations can be performed remotely and are operating effectively at the present, there is no guarantee that this will continue or that we will continue to be as effective while working remotely.

Despite the plans and facilities we have in place, our ability to conduct business may be adversely affected by a prolonged disruption in the infrastructure that supports our business. This may include a disruption involving electrical, communications, Internet, transportation or other services used by us or third parties with which we conduct business. Despite the steps we have taken to transition to a new working environment, we may experience increased costs and/or disruption as we adapt to hybrid work models and the evolving realities of the workplace.

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

The occurrences or conditions described above could affect not only our business with the particular government entities involved, but also our business or potential future business with other entities of the same or other governmental bodies or with commercial clients and could have a material adverse effect on our business or our results of operations.

Our business could be negatively impacted as a result of shareholder activism, including a proxy contest or an unsolicited takeover proposal.

We have been and may continue to be the subject of actions taken by activist shareholders. While we strive to maintain constructive, ongoing communications with all of our shareholders, and welcome their views and opinions with the goal of enhancing value for all shareholders, we may be subject to actions or proposals from activist shareholders that may not align with our business strategies or the interests of our other shareholders. For example, in December 2021, our Board of Directors adopted a short-term rights plan (Rights Plan) and declared a dividend distribution of one preferred share purchase right on each outstanding share of common stock. The Rights Plan is designed to protect shareholder interests by reducing the likelihood that any person or group would gain control of the Company through the open-market accumulation of the Company’s shares without appropriately compensating our shareholders for control. Responding to such actions may be costly and time-consuming, disrupt our business and operations, or divert the attention of our board of directors, management, and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan.

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

The CFPB has authority with respect to several aspects of our business. It has authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws and examine us for compliance. The CFPB also has examination and enforcement authority with respect to various federal consumer financial laws for some providers of consumer financial products and services, including us. New rules if implemented, could have a material effect on our consumer lending or asset recovery businesses and may result in significant capital expenditures to develop systems that enable us to comply with the new regulations.

The CFPB is authorized to impose monetary penalties, collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB has authority to bring an action to prevent unfair, deceptive or abusive acts or practices and to ensure that all consumers have access to fair, transparent and competitive markets for consumer financial products and services. The review of products and practices to prevent unfair, deceptive or abusive conduct will be a continuing focus of the CFPB. The ultimate impact of this heightened scrutiny is uncertain, but it has resulted in, and could continue to result in, changes to pricing, practices, products and procedures. It has also resulted in, and could continue to result in, increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties.

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

The CFPB filed an action against us in January of 2017 which is currently pending. A description of the CFPB action is included in the Commitments, Contingencies and Guarantees section of this Form 10-K. Also, in January 2022, we entered into a series of Consent Judgment and Orders (the “Agreements”) with 40 State Attorneys General to resolve all matters in dispute related to the certain state attorneys general cases as well as the related investigations, subpoenas, civil investigative demands and inquiries from various other state regulators. For a description of the terms of the Agreements, please refer to Exhibit 10.24 or “Note 12 – Commitments, Contingencies and Guarantees” of this Form 10-K.

Our FFELP loans are subject to the HEA and related laws, rules, regulations and policies. Our servicing operations are designed and monitored to comply with the HEA, related regulations and program guidance; however, ED could determine that we are not in compliance for a variety of reasons, including that we misinterpreted ED guidance or incorrectly applied the HEA and its related laws, rules, regulations and policies. Failure to comply could result in fines, the loss of the insurance and related federal guarantees on affected FFELP Loans, expenses required to cure servicing deficiencies, suspension or termination of our right to participate as a FFELP servicer, negative publicity and potential legal claims. The imposition of significant fines, the loss of the insurance and related federal guarantees on a material number of FFELP Loans, the incurrence of additional expenses and/or the loss of our ability to participate as a FFELP servicer could individually or in the aggregate have a material, negative impact on our business, financial condition or results of operations.

Our businesses are also subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection, and are subject to numerous state and federal laws and regulations. Several states have passed or proposed student loan servicing rules or legislation and several others have imposed license requirements. Imposition of new laws, rules or regulations or the failure to comply with these laws and regulations may result in significant costs, including litigation costs, and/or business sanctions including but not limited to termination or non-renewal of contracts.

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

Further, legislative and regulatory responses to COVID-19 have had a significant impact on our education loan portfolios. In compliance with the CARES Act and related executive actions, payments and interest accrual on all loans owned by ED were suspended until May 1, 2022 and may be further suspended after such date.  While the CARES Act applies only to loans owned by ED and we no longer act as the servicer for these loans, several states have requested creditors and servicers to suspend payment obligations for other student loan borrowers in those states. Additionally, in response to the pandemic, ED and other federal and state regulators have announced various restrictions around the servicing and collection of consumer debts and some of these restrictions have been extended multiple times.

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

•

limitations on the ability of our shareholders to call a special meeting such that shareholder-requested special meetings will only be called upon the request of the holders of at least one-third of our capital stock issued and outstanding and entitled to vote at an election of directors;

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

In addition, in December 2021, our Board of Directors adopted a short-term rights plan (Rights Plan) and declared a dividend distribution of one preferred share purchase right on each outstanding share of common stock. The Rights Plan is designed to protect shareholder interests by reducing the likelihood that any person or group would gain control of the Company through the open-market accumulation of the Company’s shares without appropriately compensating our shareholders for control. The rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of Navient common stock (including certain derivative positions), subject to certain exceptions. See “Note 9 – Stockholders’ Equity” for further discussion. In addition to the Rights Plan, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 generally provides that, with limited exceptions, persons who acquire, or are affiliated with a person that acquires, 15% or more of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the time at which that person or its affiliates becomes the holder of 15% or more of the corporation’s outstanding voting stock. Being subject to Section 203 and our adoption of the Rights Plan could cause a delay in or completely prevent a change of control that shareholders may favor.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

LIBOR Transition

We continue to work internally as well as with external parties to ensure an orderly transition from one-month and three-month LIBOR to an alternative benchmark rate by the June 30, 2023 transition date. We have established an internal LIBOR transition team whose purpose is to assess impacts, recommend plans and coordinate transition efforts among different business areas. Executive management and the LIBOR transition team provide quarterly reports to our Board of Directors. We have also established internal LIBOR working groups comprised of members from different business areas who meet regularly to assess specific business-level impacts and to implement operational changes necessary to effectuate a successful transition from LIBOR. In addition to our enterprise-wide efforts, we engage with market participants, industry groups and regulators, including the ARRC, to develop plans and documentation to facilitate the transition to an alternative benchmark rate.

We support the ARRC’s recommendation to replace LIBOR with SOFR and continue to comply with the ARRC’s recommended best practices for completing the transition from LIBOR. All our new variable rate Private Education Loans issued since December 2021 are indexed to SOFR. Also, as of December 31, 2021, we have ceased entering into any other new contracts that are indexed to LIBOR and, where practicable, have engaged with counterparties to modify certain existing contracts to transition the existing reference rate from LIBOR to SOFR. With respect to our legacy variable rate Private Education Loans and other financial contracts that reference USD LIBOR and contain fallbacks provisions that clearly specify a method for the transition from LIBOR, we plan to transition such loans using such existing fallbacks. We have engaged with our IT vendors and impacted internal work groups to prepare and update our systems, procedures and processes to transition LIBOR-indexed contracts to SOFR. With respect to our financial instruments that do not include fallback provisions that clearly specify a method for the transition from LIBOR to an alternative benchmark rate, where practicable and commercially reasonable, we have made efforts to engage with customers, counterparties and investors to modify such instruments. Due to stringent noteholder consent requirements, it may be impracticable or impossible to modify certain financial instruments like certain of our ABS. Further, the SAP formula for our FFELP Loans, which is indexed to one-month LIBOR, cannot be modified without legislative action. Thus, in such instances, we may need to rely on the New York state LIBOR legislation or the proposed federal legislation to transition to SOFR. We continue to monitor developments in the LIBOR transition and the proposed federal legislation related to the LIBOR transition to facilitate an orderly transition away from the use of LIBOR.

For a discussion of the risks related to the LIBOR transition, see “Risk Factors – Market, Funding & Liquidity Risk – The transition away from the LIBOR reference rate to an alternative reference rate may create uncertainty in the capital markets and may negatively impact the value of existing LIBOR based financial instruments. Post transition alternative reference rates may perform significantly different than LIBOR.”

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at December 31, 2021 and December 31, 2020, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of December 31, 2021 Impact on Annual Earnings If:		As of December 31, 2020 Impact on Annual Earnings If:
	Interest Rates:		Interest Rates:
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities(1)	$4	$40	$(40)	$15
Mark-to-market gains (losses) on derivative and hedging activities	73	(103)	127	(171)
Increase (decrease) in income before taxes	$77	$(63)	$87	$(156)
Increase (decrease) in net income after taxes	$59	$(49)	$67	$(120)
Increase (decrease) in diluted earnings per common share	$.38	$(.31)	$.36	$(.64)

(1)  If decreasing interest rates by 100 basis points results in a negative interest rate, we assume the interest rate is 0% for this disclosure (as opposed to being a negative interest rate).

	At December 31, 2021
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$74,772	$(279)	—%	$432	1%
Other earning assets	3,845	—	—	—	—
Other assets	3,948	(124)	(3)	263	7
Total assets gain/(loss)	$82,565	$(403)	—%	$695	1%
Liabilities
Interest-bearing liabilities	$77,040	$(356)	—%	$386	1%
Other liabilities	1,019	(40)	(4)	193	19
Total liabilities (gain)/loss	$78,059	$(396)	(1)%	$579	1%

	At December 31, 2020
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$81,579	$(419)	(1)%	$669	1%
Other earning assets	3,822	—	—	—	—
Other assets	4,227	(248)	(6)	300	7
Total assets gain/(loss)	$89,628	$(667)	(1)%	$969	1%
Liabilities
Interest-bearing liabilities	$83,345	$(373)	—%	$406	—%
Other liabilities	1,020	(274)	(27)	358	35
Total liabilities (gain)/loss	$84,365	$(647)	(1)%	$764	1%

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

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged FFELP Loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our variable rate assets being funded with fixed rate liabilities. Item (i) will generally cause income to decrease when interest rates increase and income to increase when interest rates decrease. Item (ii) has the opposite effect. The changes due to the interest rates scenarios in the current year, in relation to each other and in relation to the prior year, are primarily a result of two developments that occurred during 2021: (1) the 1-year LIBOR forward curve has increased significantly from the prior year which results in less loss of Floor Income when interest rates are increased and a greater increase to Floor Income when rates are decreased and (2) there is a larger portion of variable rate assets funded with fixed rate liabilities as of December 31, 2021 compared to December 31, 2020. This was a purposeful strategy to take advantage of historically low interest rates and serves as a natural hedge related to movements in rates and the impact on Floor Income. The increase in interest rates as of December 31, 2021 is the only scenario above where the impact from (ii) above more than offsets the impact from (i) above.

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in 2021 and 2020 is primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. In 2021 and 2020, the mark-to-market gains (losses) are primarily related to derivatives that don’t qualify for hedge accounting that are used to economically hedge Floor Income as well as the origination of fixed rate Private Education Refinance loans. As a result of not qualifying for hedge accounting, there is not an offsetting mark- to-market of the hedged item in this analysis. The mark-to-market gains (losses) where interest rates increase and decrease 100 basis points are lower in 2021 than 2020 primarily as a result of a decline in the notional amount of derivatives outstanding in connection with the decrease in the education loan portfolio over that time period.

In addition to interest rate risk addressed in the preceding tables, we are also exposed to risks related to foreign currency exchange rates. Foreign currency exchange risk is primarily the result of foreign currency denominated debt issued by us. When we issue foreign denominated corporate unsecured and securitization debt, our policy is to use cross currency interest rate swaps to swap all foreign currency denominated debt payments (fixed and floating) to USD LIBOR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest-bearing liabilities would be affected by a change in exchange rates; however, the change would be materially offset by the cross-currency interest rate swaps in other assets or other liabilities. In certain economic environments, volatility in the spread between spot and forward foreign exchange rates has resulted in mark-to-market impacts to current period earnings which have not been factored into the above analysis. The earnings impact is noncash, and at maturity of the instruments the cumulative mark-to-market impact will be zero. Navient has not issued foreign currency denominated debt since 2008.

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31, 2021. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.6	$—	$2.6
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	1.5	—	1.5
Prime	monthly	5.3	—	5.3
3-month LIBOR	quarterly	.3	24.2	(23.9)
3-month LIBOR(2)	monthly	—	.5	(.5)
3-month LIBOR(2)	daily	—	—	—
1-month LIBOR	monthly	3.6	30.5	(26.9)
1-month LIBOR	daily	49.7	—	49.7
Non-Discrete reset(2)(3)	monthly	—	3.4	(3.4)
Non-Discrete reset(4)	daily/weekly	3.8	.2	3.6
Fixed Rate(5)		13.4	21.8	(8.4)
Total		$80.6	$80.6	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding includes loan repurchase facilities.
(3)	Funding consists of auction rate ABS and ABCP facilities.
(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

Core Earnings Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.6	$—	$2.6
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	1.5	—	1.5
Prime	monthly	5.3	—	5.3
3-month LIBOR	quarterly	.3	6.4	(6.1)
3-month LIBOR(2)	monthly	—	.5	(.5)
3-month LIBOR(2)	daily	—	—	—
1-month LIBOR	monthly	3.6	47.3	(43.7)
1-month LIBOR	daily	49.7	—	49.7
Non-Discrete reset(2)(3)	monthly	—	3.4	(3.4)
Non-Discrete reset(4)	daily/weekly	3.8	.2	3.6
Fixed Rate(5)		13.2	22.6	(9.4)
Total		$80.4	$80.4	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding includes loan repurchase facilities.
(3)	Funding consists of auction rate ABS and ABCP facilities.
(4)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Properties

The following table lists the principal facilities owned by us as of December 31, 2021:

Location	Function	Business Segment(s)	Approximate Square Feet
Fishers, IN(1)	Loan Servicing and Data Center	Federal Education Loans; Consumer Lending; Other	450,000
Wilkes-Barre, PA	Loan Servicing Center	Federal Education Loans; Consumer Lending	133,000
Muncie, IN	Processing Center	Business Processing	75,400
Big Flats, NY	Pioneer Credit Recovery — Processing Center	Federal Education Loans; Business Processing	60,000
Arcade, NY	Pioneer Credit Recovery — Processing Center	Federal Education Loans; Business Processing	46,000
Perry, NY	Pioneer Credit Recovery — Processing Center	Federal Education Loans; Business Processing	45,000

The following table lists the principal facilities leased by us as of December 31, 2021:

Location	Function	Business Segment(s)	Approximate Square Feet
Hendersonville, TN(2)	Xtend Healthcare — Revenue Cycle Management	Business Processing; Other	58,000
Austin, TX(3)	Gila MSB — Business Processing	Business Processing; Other	55,000
Wilmington, DE	Headquarters	Federal Education Loans; Consumer Lending; Business Processing; Other	46,000
Herndon, VA	Administrative Offices	Federal Education Loans; Consumer Lending; Business Processing; Other	43,000
Milwaukee, WI	Duncan Solutions – Business Processing	Business Processing Other	22,000
Moorestown, NJ	Pioneer Credit Recovery – Processing Center	Federal Education Loans; Business Processing	30,000
Guaynabo, PR	Gila MSB Puerto Rico – Business Processing	Business Processing; Other	21,000
Irving, TX	Duncan Solutions - Business Processing	Business Processing; Other	21,000
Salt Lake City, UT	Earnest – Loan Originations	Consumer Lending, Other	14,000

(1)

Approximately 38,000 square feet leased to Fiserv (previously First Data) beginning April 2019. Approximately 32,000 square feet leased to Pendrick beginning June 2021. Navient signed a letter of intent (LOI) in December 2021 to sell this building and lease back office and data center space over a 10-year lease term.

(2)	Approximately 34,000 square feet was vacated and the lease for this space terminated.
(3)	Austin, TX lease facility was vacated in September 2020 and the Company took a lease abandonment charge. Lease expires September 30, 2022.

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

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ under the symbol NAVI. As of January 31, 2022, there were 152,132,902 shares of our common stock outstanding and 267 holders of record.

We paid quarterly cash dividends on our common stock of $0.16 per share for each quarter of 2020 and 2021.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of shares of our common stock in the three months ended December 31, 2021.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
Oct 1 – Oct 31, 2021	2.8	$19.68	2.8	$96
Nov 1 – Nov 30, 2021	2.5	20.04	2.5	$46
Dec 1 – Dec 31, 2021	2.2	20.97	2.1	$1,000
Total fourth quarter	7.5	$20.17	7.4

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)

In October 2019, our board of directors approved a $1 billion multi-year share repurchase program which was fully utilized in 2021, and in December 2021 an additional $1 billion multi-year program was approved.

Stock Performance

The following performance graph compares the yearly dollar change in our cumulative total shareholder return on our common stock to that of the S&P 400 Financials and the S&P Midcap 400 Index. The graph assumes a base investment of $100 at December 31, 2016 and reinvestment of dividends through December 31, 2021.

Five Year Cumulative Total Stockholder Return
$200
$180
$160
$140
$120
$100
$80
$60
$40
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Navient Corporation
S&P 400 Financials
S&P Midcap 400 Index

Company/Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Navient Corporation	$100.0	$84.9	$59.0	$96.3	$74.0	$165.8
S&P 400 Financials	$100.0	$113.9	$95.7	$120.8	$118.8	$157.9
S&P Midcap 400 Index	$100.0	$116.2	$103.3	$130.4	$148.2	$184.8

Source: Bloomberg Total Return Analysis

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2021. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report which appears below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2022 Proxy Statement, including in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Other Matters — Delinquent Section 16(a) Reports, if applicable” and “Corporate Governance,” and is incorporated herein by reference.

Executive Compensation

The information required by this item will be contained in the 2022 Proxy Statement, including in the sections titled “Executive Compensation” and “Director Compensation,” and is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2022 Proxy Statement, including in the sections titled “Ownership of Common Stock” and “Ownership of Common Stock by Directors and Executive Officers,” and is incorporated herein by reference.

The table below presents information as of December 31, 2021, relating to our equity compensation plans or arrangements pursuant to which grants of options, restricted stock, restricted stock units, stock units or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	Weighted Average Exercise Price of Outstanding Options and Rights	Average Remaining Life (Years) of Options Outstanding	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Navient Corporation 2014 Omnibus Incentive Plan:
Traditional options	—	$—	—
Net-Settled Options	452,245	14.28	.7
RSUs	2,314,399	—	—
PSUs	1,492,134	—	—
Total	4,258,778	14.28	.7	14,982,113
ESPP(2)	—	—	—	1,660,310
Total approved by security holders	4,258,778	$14.28	.7	16,642,423
Total not approved by security holders	—	$—	—	—

(1)

Upon exercise of a net-settled option, optionees are entitled to receive the after-tax spread shares only. The spread shares equal the gross number of options granted less shares for the option cost. Accordingly, this column reflects the net-settled option spread shares issuable on December 31, 2021, where provided. PSUs granted in 2019 vest after a three-year performance period (2019-2021), with the potential payout ranging from 0% to 150% of the target award. Based on the Company’s actual performance during the three-year performance period relative to pre-established performance goals, these PSUs will vest at 119% of the target amount and will be settled in shares of the Company’s common stock two business days after the Company files its Form 10-K for the year ended December 31, 2021. These 2019 PSUs are shown above as outstanding on December 31, 2021, based on the final achieved amount (i.e., 119% of the target amount).

(2)

Number of shares available for issuance under the Navient Corporation ESPP as of December 31, 2021. The ESPP was approved on April 8, 2014 by the company now known as SLM Corporation, then our sole shareholder. The ESPP became effective May 1, 2014. The Company amended the ESPP effective November 1, 2015 to alter the offering period for employees of recently acquired subsidiaries. The Company again amended the ESPP on April 4, 2019, subject to shareholder approval, to increase the shares available for issuance under the plan by 2 million shares. This amendment was approved by the Company’s shareholders on June 6, 2019. The Company again amended the ESPP on May 21, 2020, to eliminate the accrual of interest on individual account balances for periods after July 31, 2020.

Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2022 Proxy Statement, including under “Other Matters — Certain Relationships and Transactions” and “Corporate Governance,” and is incorporated herein by reference.

Principal Accountant Fees and Services

The information required by this item will be contained in the 2022 Proxy Statement, including under “Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Navient Corporation (incorporation by reference to Exhibit 3.1 to Navient Corporation’s Current Report on Form 8-K filing on December 20, 2021).

4.1	Description of Registrant’s Securities (incorporated by reference to Form S-3ASR filed on July 18, 2014.

4.2	Indenture, dated as of July 18, 2014, between Navient Corporation and Bank of New York Mellon, as trustee, (incorporated by reference to Exhibit 4.1 to Form S-3ASR filed on July 18, 2014).

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

4.15

The Thirteenth Supplemental Indenture, dated as of November 4, 2021, between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 on Form 8-K filed on November 5, 2021.

4.16

Rights Agreement dated as of December 20, 2021 between Navient Corporation and Computershare Trust Company, N.A., which includes the form of Certificate of Designations as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 on Form 8-K filed on December 20, 2021).

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

10.6†

Form of Navient Corporation 2014 Omnibus Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 27, 2017).

10.7†

Form of Navient Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2018).

10.8†

Form of Navient Corporation 2014 Omnibus Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2018).

10.9†	Form of Navient Corporation 2014 Omnibus Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2018).

10.10†

Navient Corporation 2014 Omnibus Incentive Plan, Amended and Restated as of May 24, 2018 incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report filed on Form 10-Q filed on August 3, 2018.

10.11†

Navient Deferred Compensation Plan for Directors, as amended and restated effective October 1, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K (File No. 001-36228) filed on October 30, 2015).

10.12†

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

10.14†

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

10.16†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2019).

10.17†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to Navient Corporation’s Quarterly Report on Form 10-Q filed on May 3, 2019).

10.18†	Amended and Restated Navient Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A to Navient Corporation’s Definitive Proxy Statement filed on April 30, 2019.

10.19

Underwriting Agreement dated January 28, 2021 among Navient Corporation and J.P. Morgan Securities LLC, Barclays Capital Inc. and RBC Capital Markets, LLC, as representatives of the underwriters named therein (incorporated by reference to Exhibit 4.2 on Form 8-K filed on February 2, 2021).

10.20†	Form of Navient Corporation 2014 Omnibus Incentive Plan Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 on Form 10-Q filed on May 1, 2020).

10.21†	Form of Navient Corporation 2014 Omnibus Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 on Form 10-Q filed on May 1, 2020).

10.22†	Form of Navient Corporation 2014 Omnibus Incentive Plan Independent Director Stock Agreement (incorporated by reference to Exhibit 10.3 on Form 10-Q filed on May 1, 2020).

10.23

Underwriting Agreement dated November 1, 2021 among Navient Corporation and J.P. Morgan Securities LLC, Barclays Capital Inc. and RBC Capital Markets, LLC, as representatives of the underwriters named therein (incorporated by reference to Exhibit 1.1 on Form 8-K filed on November 5, 2021).

10.24*

Consent Judgment and Orders (“Agreement”) dated January 13, 2022 between Navient Corporation, Navient Solutions, LLC and Pioneer Credit Recovery, Inc. (the “Navient Parties”) and the Attorney General for the State of Washington as a representative example, except for the payment amounts, of the Agreement between the Navient Parties and the State Attorneys General for the States set forth in Exhibit 10.24.1 (attached herewith).

10.24.1*	List of States and Localities that are a party to the Consent Judgment and Orders described in Exhibit 10.24 (attached herewith).

10.25†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 28, 2021).

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

Dated: February 25, 2022

NAVIENT CORPORATION

By:	/s/ JOHN F. REMONDI
John F. Remondi President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. REMONDI John F. Remondi	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022

/s/ JOE FISHER Joe Fisher	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2022

/s/ LINDA A. MILLS Linda A. Mills	Chair of the Board of Directors	February 25, 2022

/s/ FREDERICK ARNOLD Frederick Arnold	Director	February 25, 2022

/s/ ANNA ESCOBEDO CABRAL Anna Escobedo Cabral	Director	February 25, 2022

/s/ LARRY A. KLANE Larry A. Klane	Director	February 25, 2022

/s/ MICHAEL A. LAWSON Michael A. Lawson	Director	February 25, 2022

/s/ KATHERINE A. LEHMAN Katherine A. Lehman	Director	February 25, 2022

/s/ JANE J. THOMPSON Jane J. Thompson	Director	February 25, 2022

/s/ LAURA S. UNGER Laura S. Unger	Director	February 25, 2022

/s/ DAVID L. YOWAN David L. Yowan	Director	February 25, 2022

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Navient Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Navient Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

McLean, Virginia
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Navient Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Navient Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for recognition and measurement of credit losses as of January 1, 2020 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Accounting Standards Codification Topic 326).

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

Assessment of the allowance for loan losses on private education loans

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company’s total allowance for loan losses for private education loans (private education ALL) was $1,009 million as of December 31, 2021. For the private education ALL, the expected credit losses are the product of a transition rate model determining the Company’s estimates of probability of default and prepayment as well as loss given default on an undiscounted basis.  The Company makes estimates regarding transition rates including prepayments and recoveries on defaults including expected future recoveries on charged-off loans (expected recoveries).  The model used to project losses utilizes key credit quality indicators of the loan portfolio and predicts how those attributes are expected to perform at the loan level in connection with the forecasted economic conditions over the contractual term of the loans including any prepayments and extension options within the control of the borrower. The private education ALL incorporates reasonable and supportable forecasts of various macro-economic variables and several forecast scenarios over the remaining life of the loans. The development of the reasonable and supportable forecasts incorporates an assumption that each macro-economic variable will revert to a long-term expectation. Qualitative adjustments are based on factors not reflected in the quantitative model.

We identified the assessment of the private education ALL as a critical audit matter. A high degree of audit effort, including skills and knowledge, and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed an evaluation of the private education ALL methodology including the method and model used to estimate the projected losses and their significant assumptions.  Such significant assumptions included (1) the forecasted economic scenarios, including related weightings, (2) the reasonable and supportable forecast periods, (3) the transition rates including estimated prepayments, (4) the expected recoveries, and (5) the qualitative adjustments.  The assessment also included an evaluation of the conceptual soundness and performance of the model.  In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the private education ALL estimate including controls over:

●	development of the private education ALL methodology
●	continued use and appropriateness of changes made to the model
●	identification and determination of significant assumptions used in the model to estimate credit losses
●	development of the qualitative adjustments
●	performance monitoring of the model
●	analysis of private education ALL results, trends, and ratios.

We evaluated the Company’s process to develop the private education ALL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions.  In addition, we involved credit risk professionals with specialized industry knowledge and experience who assisted in:

●	evaluating the Company’s private education ALL methodology for compliance with U.S. generally accepted accounting principles
●

evaluating the judgments made by the Company relative to the assessment and performance testing of the model including transition rates used by the Company by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

●

assessing the conceptual soundness and performance testing of the model including transition rates by inspecting the model documentation to determine whether the model is suitable for their intended use

●

evaluating the selection of the economic forecasted scenarios, including the weighting of the scenarios, and underlying assumptions by comparing it to business environment and relevant industry practices

●	evaluating the length of reasonable and supportable forecast periods by comparing them to specific portfolio risk characteristics and trends
●

evaluating the expected recoveries by comparing them to relevant Company-specific metrics and trends, the applicable industry and regulatory practices, and to an independently developed expected recoveries range

●

evaluating the methodology used to develop the qualitative adjustments and the effect of those adjustments on the private education ALL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative model.

We also assessed the sufficiency of the audit evidence obtained related to the Company’s private education ALL estimate by evaluating the:

●	cumulative results of the audit procedures
●	qualitative aspects of the Company’s accounting practices
●	potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

McLean, Virginia
February 25, 2022

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2021	December 31, 2020
Assets
FFELP Loans (net of allowance for losses of $262 and $288, respectively)	$52,641	$58,284
Private Education Loans (net of allowance for losses of $1,009 and $1,089, respectively)	20,171	21,079
Investments
Held-to-maturity	74	15
Other	193	270
Total investments	267	285
Cash and cash equivalents	905	1,183
Restricted cash and cash equivalents	2,673	2,354
Goodwill and acquired intangible assets, net	725	735
Other assets	3,223	3,492
Total assets	$80,605	$87,412
Liabilities
Short-term borrowings	$2,490	$6,613
Long-term borrowings	74,488	77,332
Other liabilities	1,019	1,020
Total liabilities	77,997	84,965
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized at December 31, 2021; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 1.125 billion shares authorized: 459 million and 454 million shares issued, respectively	4	4
Additional paid-in capital	3,282	3,226
Accumulated other comprehensive loss (net of tax benefit of $45 and $90, respectively)	(133)	(274)
Retained earnings	3,939	3,331
Total Navient Corporation stockholders’ equity before treasury stock	7,092	6,287
Less: Common stock held in treasury at cost: 305 million and 267 million shares, respectively	(4,495)	(3,854)
Total Navient Corporation stockholders’ equity	2,597	2,433
Noncontrolling interest	11	14
Total equity	2,608	2,447
Total liabilities and equity	$80,605	$87,412

Supplemental information — assets and liabilities of consolidated variable interest entities:

	December 31, 2021	December 31, 2020
FFELP Loans	$52,502	$58,068
Private Education Loans	18,147	18,658
Restricted cash	2,649	2,322
Other assets, net	1,522	1,420
Short-term borrowings	2,188	5,595
Long-term borrowings	67,107	68,900
Net assets of consolidated variable interest entities	$5,525	$5,973

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Interest income:
FFELP Loans	$1,464	$1,837	$2,847
Private Education Loans	1,181	1,445	1,731
Other loans	—	—	2
Cash and investments	3	16	93
Total interest income	2,648	3,298	4,673
Total interest expense	1,316	2,046	3,488
Net interest income	1,332	1,252	1,185
Less: provisions for loan losses	(61)	155	258
Net interest income after provisions for loan losses	1,393	1,097	927
Other income (loss):
Servicing revenue	168	214	240
Asset recovery and business processing revenue	539	458	488
Other income	30	20	45
Gains on sales of loans	78	—	16
Gains (losses) on debt repurchases	(73)	(6)	45
Gains (losses) on derivative and hedging activities, net	64	(256)	22
Total other income	806	430	856
Expenses:
Salaries and benefits	569	497	488
Other operating expenses	638	467	496
Total operating expenses	1,207	964	984
Goodwill and acquired intangible asset impairment and amortization expense	30	22	30
Restructuring/other reorganization expenses	26	9	6
Total expenses	1,263	995	1,020
Income before income tax expense	936	532	763
Income tax expense	219	120	166
Net income	$717	$412	$597
Basic earnings per common share	$4.23	$2.14	$2.59
Average common shares outstanding	170	193	230
Diluted earnings per common share	$4.18	$2.12	$2.56
Average common and common equivalent shares outstanding	172	195	233
Dividends per common share	$.64	$.64	$.64

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2021	2020	2019
Net income	$717	$412	$597
Net changes in cash flow hedges, net of taxes(1)	141	(183)	(204)
Total comprehensive income	$858	$229	$393

(1)	See “Note 7 – Derivative Financial Instruments.”

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

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

						Accumulated
	Common Stock Shares			Common	Additional Paid-In	Other Comprehensive	Retained	Treasury	Total Stockholders’	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2020	453,778,975	(267,476,521)	186,302,454	$4	$3,226	$(274)	$3,331	$(3,854)	$2,433	$14	$2,447
Comprehensive income (loss):
Net income	—	—	—	—	—	—	717	—	717	—	717
Other comprehensive income (loss), net of tax	—	—	—	—	—	141	—	—	141	—	141
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	858	—	858
Cash dividends:	—
Common stock ($.64 per share)	—	—	—	—	—	—	(107)	—	(107)	—	(107)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	4,850,409	—	4,850,409	—	34	—	—	—	34	—	34
Stock-based compensation expense	—	—	—	—	22	—	—	—	22	—	22
Common stock repurchased	—	(34,371,073)	(34,371,073)	—	—	—	—	(600)	(600)	—	(600)
Shares repurchased related to employee stock-based compensation plans	—	(3,039,019)	(3,039,019)	—	—	—	—	(41)	(41)	—	(41)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2021	458,629,384	(304,886,613)	153,742,771	$4	$3,282	$(133)	$3,939	$(4,495)	$2,597	$11	$2,608

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2021	2020	2019
Operating activities
Net income	$717	$412	$597
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) on sale of education loans	(78)	—	(16)
(Gains) losses on debt repurchases	73	6	(45)
Goodwill and acquired intangible asset impairment and amortization expense	30	22	30
Stock-based compensation expense	22	18	25
Mark-to-market (gains)/losses on derivative and hedging activities, net	(433)	340	130
Provisions for loan losses	(61)	155	258
Decrease in accrued interest receivable	47	22	78
(Decrease) in accrued interest payable	(55)	(113)	(96)
Decrease in other assets	145	177	191
Increase (decrease) in other liabilities	295	(52)	(133)
Total adjustments	(15)	575	422
Total net cash provided by operating activities	702	987	1,019
Investing activities
Education loans acquired	(6,104)	(4,641)	(5,411)
Principal payments on education loans	11,137	11,179	12,472
Proceeds from sales of education loans	1,588	—	408
Other investing activities, net	68	(90)	16
Purchase of subsidiary, net of cash acquired	(16)	—	—
Total net cash provided by investing activities	6,673	6,448	7,485
Financing activities
Borrowings collateralized by loans in trust - issued	7,973	7,959	7,919
Borrowings collateralized by loans in trust - repaid	(11,163)	(11,858)	(14,271)
Asset-backed commercial paper conduits, net	(2,169)	(1,915)	(907)
Long-term unsecured notes issued	1,237	682	—
Long-term unsecured notes repaid	(2,702)	(1,832)	(1,950)
Other financing activities, net	197	(192)	(189)
Common stock repurchased	(600)	(400)	(440)
Common dividends paid	(107)	(123)	(147)
Total net cash used in financing activities	(7,334)	(7,679)	(9,985)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	41	(244)	(1,481)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	3,537	3,781	5,262
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,578	$3,537	$3,781
Cash disbursements made (refunds received) for:
Interest	$1,378	$2,059	$3,479
Income taxes paid	$190	$74	$93
Income taxes received	$(11)	$—	$(4)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$905	$1,183	$1,233
Restricted cash and restricted cash equivalents	2,673	2,354	2,548
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,578	$3,537	$3,781
Supplemental cash flow information:
Non-cash activities
Investing activity - Held-to-maturity asset backed securities retained related to sales of education loans	$83	$—	$22
Operating activity - Servicing assets recognized upon sales of education loans	21	—	3

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

We own a portfolio of $52.6 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We service and provide asset recovery services on this portfolio and for third parties, deploying data-driven approaches to support the success of our customers. Our flexible and scalable infrastructure manages large volumes of complex transactions, simplifying the customer experience and continually improving efficiency.

•	Consumer Lending

We own, service and originate Private Education Loans that enable students to pursue higher education and economic opportunities. Our $20.2 billion private loan portfolio demonstrates high customer success rates. We help people simplify their finances through student loan refinancing, and we help families finance their higher education through transparent, affordable private education loans. In 2021, we originated $6.0 billion in Private Education Loans.

•	Business Processing

Through our business processing solutions, we support more than 600 public sector and healthcare organizations, and their tens of millions of clients, patients, and constituents. Our suite of solutions and customer experience expertise enable our clients to focus on their missions and optimize their cash flow, while helping those they serve successfully navigate complex programs, transactions and decisions. For each client, we customize a blend of technologies to deliver personalized, omnichannel communication experiences; machine learning automation; root-cause business analytics; secure cloud computing; and intelligent customer relationship platforms.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

We consolidate any VIEs where we have determined we are the primary beneficiary. A VIE is a legal entity that does not have sufficient equity at risk to finance its own operations, or whose equity holders do not have the power to direct the activities that most significantly affect the economic performance of the entity, or whose equity holders do not share proportionately in the losses or benefits of the entity. The primary beneficiary of the VIE is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As it relates to our securitizations and other secured borrowing facilities that are VIEs as of December 31, 2021 that we consolidate, we are the primary beneficiary as we are the servicer of the related education loan assets and own the Residual Interest of the securitization trusts and secured borrowing facilities.

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
•

CECL requires our expected future recoveries on charged-off loans to be presented within the allowance for loan loss whereas previously, we accounted for our receivable for partially charged-off loans as part of our Private Education Loan portfolio. This change is only a change in classification on the balance sheet and did not impact retained earnings at adoption of CECL or provision and net income post-adoption.

•

Once our loss model calculations are performed, we determine if qualitative adjustments are needed for factors not reflected in the quantitative model. These adjustments may include, but are not limited to, changes in lending and servicing and collection policies and practices, as well as the effect of other external factors such as the economy and changes in legal or regulatory requirements that impact the amount of future credit losses.

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

Upon adoption of CECL on January 1, 2020, the total allowance for loan losses increased by $802 million (excluding the impact of the balance sheet reclassifications related to the expected future recoveries and PCD portfolio discussed above). This had a corresponding reduction to equity of $620 million.

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

To estimate the probable credit losses incurred in the loan portfolio at the reporting date, we use historical experience of customer payment behavior in connection with the key credit quality indicators and incorporate management expectations regarding macroeconomic and collection performance factors. Our model is based upon the most recent 12 months of actual collection experience as the starting point for the non-TDR portfolio and the most recent approximate 15 years for the TDR portfolio and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our model for the non-TDR portfolio places a greater emphasis on the more recent default experience rather than the default experience for older historical periods, as we believe the more recent default experience is more indicative of the probable losses incurred in the loan portfolio today that will default over the next two years. The TDR portfolio uses a longer historical default experience since we are projecting life of loan remaining losses. Similar to estimating defaults, we use historical customer payment behavior to estimate the timing and amount of future recoveries on charged-off loans. We use judgment in determining whether historical performance is representative of what we  expect to collect in the future. We then apply the default and collection rate projections to each category of loans. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered. Additionally, we consider changes in laws and regulations that could potentially impact the allowance for loan losses.

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

We do not record servicing assets or servicing liabilities when our securitization trusts are consolidated. As of December 31, 2021, we had $21 million of servicing assets on our balance sheet, recorded in connection with asset sales where we retained the servicing.

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

During 2021 and 2020, the Company incurred $26 million and $9 million, respectively, of restructuring/other reorganization expense in connection with an effort that will reduce costs and improve operating efficiency. These charges were primarily related to the impairment of a facility that is held for sale, facility lease terminations and severance-related costs.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

Effective in 2020 and Forward

Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional temporary relief for companies who are preparing for the discontinuation of interest rates indexed to the London Interbank Offered Rate (LIBOR). The ASU provides companies with guidance in the form of expedients and exceptions related to contract modifications and hedge accounting to ease the burden of and simplify the accounting associated with transitioning away from LIBOR. Modifications of qualifying contracts are accounted for as the continuation of an existing contract rather than as a new contract. Modifications of qualifying hedging relationships will not require discontinuation of the existing hedge accounting relationships. This guidance, which will only be available through December 31, 2022, can be applied commencing in March 2020. We have approximately $172 billion of financial instruments indexed to one-month or three-month U.S. Dollar (USD) LIBOR as of December 31, 2021. One-month and three-month USD LIBOR will no longer be published after June 30, 2023. The Company continues to assess the implications of this and has not concluded whether it will apply the expedients and exceptions provided in this new standard. This decision will be made in 2022.

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

The estimated weighted average life of education loans in our portfolio was approximately 6 years at December 31, 2021 and 2020. The following table reflects the distribution of our education loan portfolio by program.

	December 31, 2021		Year Ended December 31, 2021
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford Loans, net	$18,219	25%	$19,270	2.19%
FFELP Consolidation Loans, net	34,422	47	36,748	2.84
Private Education Loans, net	20,171	28	21,225	5.57
Total education loans, net	$72,812	100%	$77,243	3.42%

	December 31, 2020		Year Ended December 31, 2020
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford Loans, net	$19,607	25%	$20,844	2.80%
FFELP Consolidation Loans, net	38,677	49	40,678	3.08
Private Education Loans, net	21,079	26	22,720	6.36
Total education loans, net	$79,363	100%	$84,242	3.90%

As of December 31, 2021 and 2020, 87% and 85%, respectively, of our education loan portfolio was in repayment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses

Allowance for Loan Losses Metrics

	Year Ended December 31, 2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance	$288	$1,089	$1,377
Provision:
Reversal of allowance related to loan sales(1)	—	(107)	(107)
Remaining provision	—	46	46
Total provision	—	(61)	(61)
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(2)	—	(16)	(16)
Net charge-offs remaining(3)	(26)	(153)	(179)
Total charge-offs(3)	(26)	(169)	(195)
Decrease in expected future recoveries on charged-off loans(4)	—	150	150
Allowance at end of period	262	1,009	1,271
Plus: expected future recoveries on charged-off loans(4)	—	329	329
Allowance at end of period excluding expected future recoveries on charged-off loans(5)	$262	$1,338	$1,600
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(2)	.06%	.76%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(2)	—%	.08%
Allowance coverage of charge-offs(6)	10.0	7.9
Allowance as a percentage of the ending total loan balance(6)	.5%	6.3%
Allowance as a percentage of the ending loans in repayment(6)	.6%	6.6%
Ending total loans	$52,903	$21,180
Average loans in repayment	$45,781	$20,150
Ending loans in repayment	$44,390	$20,284

(1)	In connection with the sale of approximately $1.6 billion of Private Education Loans in 2021.
(2)

In 2021, the portion of the loan amount charged off at default on Private Education Loans increased from 81.4% to 81.7%. This change resulted in a $16 million reduction to the balance of the expected future recoveries on charged-off loans in 2021.

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

Year Ended December 31,
(Dollars in millions)	2021
Beginning of period expected recoveries	$479
Expected future recoveries of current period defaults	22
Recoveries	(87)
Charge-offs	(35)
Reduction in expected recoveries related to regulatory settlement(5)	(50)
End of period expected recoveries	$329
Change in balance during period	$(150)

(5)	See “Note 12 – Commitments, Contingencies and Guarantees” for further discussion.
(6)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

See “Note 2 – Significant Accounting Policies” for discussion of the adoption of CECL on January 1, 2020.

	Year Ended December 31, 2020
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$64	$1,048	$1,112
Transition adjustment made under CECL on January 1, 2020(1)	260	(3)	257
Allowance at beginning of period after transition adjustment to CECL	324	1,045	1,369
Total provision	13	142	155
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(2)	—	(23)	(23)
Net charge-offs remaining(3)	(49)	(184)	(233)
Total charge-offs(3)	(49)	(207)	(256)
Decrease in expected future recoveries on charged-off loans(4)	—	109	109
Allowance at end of period	288	1,089	1,377
Plus: expected future recoveries on charged-off loans(4)	—	479	479
Allowance at end of period excluding expected future recoveries on charged-off loans(5)	$288	$1,568	$1,856
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(2)	.10%	.88%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(2)	—%	.11%
Allowance coverage of charge-offs(5)	5.9	7.6
Allowance as a percentage of the ending total loan balance(5)	.5%	7.1%
Allowance as a percentage of the ending loans in repayment(5)	.6%	7.5%
Ending total loans	$58,572	$22,168
Average loans in repayment	$48,130	$20,790
Ending loans in repayment	$48,057	$20,841

(1)	For a further discussion of our adoption of CECL, see “Note 2 – Significant Accounting Policies.”
(2)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

	Year Ended December 31, 2019
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Beginning balance	$76	$1,201	$9	$1,286
Total provision	30	226	1	258
Charge-offs:
Net adjustment resulting from the change in the charge-off rate(1)	—	(21)	—	(21)
Net charge-offs remaining(2)	(42)	(364)	(2)	(408)
Total charge-offs(2)	(42)	(385)	(2)	(429)
Reclassification of interest reserve(3)	—	7	—	7
Loan sales	—	(1)	(8)	(9)
Ending balance	$64	$1,048	$—	$1,112
Allowance Ending Balance:
Individually evaluated for impairment — TDR	$—	$941	$—	$941
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	64	107	—	171
Purchased Non-Credit Impaired Loans acquired at a discount(4)	—	—	—	—
Purchased Credit Impaired Loans(4)	—	—	—	—
Ending total allowance	$64	$1,048	$—	$1,112
Loans Ending Balance:
Individually evaluated for impairment — TDR	$—	$9,617	$—	$9,617
Collectively evaluated for impairment:
Excluding Purchased Non-Credit Impaired Loans acquired at a discount and Purchased Credit Impaired Loans	61,589	12,286	9	73,884
Purchased Non-Credit Impaired Loans acquired at a discount(4)	2,505	1,806	—	4,311
Purchased Credit Impaired Loans(4)	—	201	—	201
Ending total loans(5)	$64,094	$23,910	$9	$88,013
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(1)	.07%	1.67%	—%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(1)	—%	.10%	—%
Allowance coverage of charge-offs	1.5	2.7	—
Allowance as a percentage of the ending total loan balance	.10%	4.38%	—%
Allowance as a percentage of the ending loans in repayment	.12%	4.74%	—%
Ending total loans(5)	$64,094	$23,910	$9
Average loans in repayment	$55,978	$21,859	$29
Ending loans in repayment	$53,538	$22,089	$9

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

Troubled Debt Restructurings (TDRs)

We sometimes modify the terms of loans for customers experiencing financial difficulty. Certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 75% and 72% of the loans granted forbearance have qualified as a TDR loan at December 31, 2021 and 2020, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction program as of December 31, 2021 and 2020 was $831 million and $948 million, respectively.

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Modified loans(1)	$149	$264	$475
Charge-offs(2)	$124	$157	$324
Payment default	$21	$47	$109

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.
(2)	Represents loans that charged off that were classified as TDRs

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

	FFELP Loan Delinquencies
	December 31, 2021		December 31, 2020
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,220		$2,791
Loans in forbearance(2)	6,292		7,725
Loans in repayment and percentage of each status:
Loans current	39,679	89.4%	43,623	90.8%
Loans delinquent 31-60 days(3)	1,696	3.8	1,374	2.9
Loans delinquent 61-90 days(3)	904	2.0	836	1.7
Loans delinquent greater than 90 days(3)	2,112	4.8	2,223	4.6
Total FFELP Loans in repayment	44,391	100%	48,056	100%
Total FFELP Loans	52,903		58,572
FFELP Loan allowance for losses	(262)		(288)
FFELP Loans, net	$52,641		$58,284
Percentage of FFELP Loans in repayment		83.9%		82.0%
Delinquencies as a percentage of FFELP Loans in repayment		10.6%		9.2%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.4%		13.8%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

   Loan type:

(Dollars in millions)	December 31, 2021	December 31, 2020	Change
Stafford Loans	$16,329	$17,686	$(1,357)
Consolidation Loans	31,873	35,968	(4,095)
Rehab Loans	4,701	4,918	(217)
Total loans, gross	$52,903	$58,572	$(5,669)

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

	Private Education Loan Credit Quality Indicators by Origination Year
(Dollars in millions)	2021	2020	2019	2018	2017	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$5,185	$1,990	$1,862	$695	$209	$9,606	$19,547	92%
Below 640	42	15	37	21	8	1,510	1,633	8
Total	$5,227	$2,005	$1,899	$716	$217	$11,116	$21,180	100%
Loan Status:
In-school/grace/ deferment/forbearance	$41	$30	$34	$17	$6	$768	$896	4%
Current/90 days or less delinquent	5,184	1,973	1,860	697	211	10,062	19,987	94
Greater than 90 days delinquent	2	2	5	2	—	286	297	2
Total	$5,227	$2,005	$1,899	$716	$217	$11,116	$21,180	100%
Seasoning(1):
1-12 payments	$5,208	$161	$27	$5	$1	$133	$5,535	26%
13-24 payments	—	1,824	568	14	3	150	2,559	12
25-36 payments	—	—	1,283	165	9	248	1,705	8
37-48 payments	—	—	—	524	61	380	965	5
More than 48 payments	—	—	—	—	141	9,914	10,055	47
Loans in-school/ grace/deferment	19	20	21	8	2	291	361	2
Total	$5,227	$2,005	$1,899	$716	$217	$11,116	$21,180	100%
TDR Status:
TDR	$2	$8	$31	$28	$29	$7,158	$7,256	34%
Non-TDR	5,225	1,997	1,868	688	188	3,958	13,924	66
Total	$5,227	$2,005	$1,899	$716	$217	$11,116	$21,180	100%
Cosigners:
With cosigner(2)	$17	$33	$12	$—	$34	$7,266	$7,362	35%
Without cosigner	5,210	1,972	1,887	716	183	3,850	13,818	65
Total	$5,227	$2,005	$1,899	$716	$217	$11,116	$21,180	100%
School Type:
Not-for-profit	$4,918	$1,916	$1,771	$659	$208	$9,241	$18,713	88%
For-profit	309	89	128	57	9	1,875	2,467	12
Total	$5,227	$2,005	$1,899	$716	$217	$11,116	$21,180	100%
Allowance for loan losses							(1,009)
Total loans, net							$20,171

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at December 31, 2021.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators by Origination Year
(Dollars in millions)	2020	2019	2018	2017	2016	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$4,008	$2,964	$1,079	$340	$72	$11,746	$20,209	91%
Below 640	15	34	23	9	2	1,876	1,959	9
Total	$4,023	$2,998	$1,102	$349	$74	$13,622	$22,168	100%
Loan Status:
In-school/grace/ deferment/forbearance	$23	$43	$25	$10	$2	$1,224	$1,327	6%
Current/90 days or less delinquent	3,999	2,953	1,075	338	72	12,187	20,624	93
Greater than 90 days delinquent	1	2	2	1	—	211	217	1
Total	$4,023	$2,998	$1,102	$349	$74	$13,622	$22,168	100%
Seasoning(1):
1-12 payments	$4,014	$879	$7	$2	$—	$180	$5,082	23%
13-24 payments	—	2,098	243	7	1	234	2,583	12
25-36 payments	—	—	839	101	3	380	1,323	6
37-48 payments	—	—	—	236	38	584	858	4
More than 48 payments	—	—	—	—	31	11,808	11,839	53
Loans in-school/ grace/deferment	9	21	13	3	1	436	483	2
Total	$4,023	$2,998	$1,102	$349	$74	$13,622	$22,168	100%
TDR Status:
TDR	$1	$14	$23	$31	$11	$8,351	$8,431	38%
Non-TDR	4,022	2,984	1,079	318	63	5,271	13,737	62
Total	$4,023	$2,998	$1,102	$349	$74	$13,622	$22,168	100%
Cosigners:
With cosigner(2)	$5	$13	$1	$49	$21	$8,911	$9,000	41%
Without cosigner	4,018	2,985	1,101	300	53	4,711	13,168	59
Total	$4,023	$2,998	$1,102	$349	$74	$13,622	$22,168	100%
School Type:
Not-for-profit	$3,844	$2,801	$1,019	$333	$74	$11,255	$19,326	87%
For-profit	179	197	83	16	—	2,367	2,842	13
Total	$4,023	$2,998	$1,102	$349	$74	$13,622	$22,168	100%
Allowance for loan losses							(1,089)
Total loans, net							$21,079

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at December 31, 2020.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	TDRs
	December 31, 2021		December 31, 2020
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$194		$280
Loans in forbearance(2)	446		703
Loans in repayment and percentage of each status:
Loans current	6,023	91.0%	6,952	93.4%
Loans delinquent 31-60 days(3)	199	3.0	185	2.5
Loans delinquent 61-90 days(3)	120	1.8	114	1.5
Loans delinquent greater than 90 days(3)	274	4.2	197	2.6
Total TDR loans in repayment	6,616	100%	7,448	100%
Total TDR loans	7,256		8,431
TDR loans allowance for losses	(829)		(929)
TDR loans, net	$6,427		$7,502
Percentage of TDR loans in repayment		91.2%		88.3%
Delinquencies as a percentage of TDR loans in repayment		9.0%		6.6%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		6.3%		8.6%

(1)

Loans for customers who are attending school or are in other permitted educational activities and are not yet required to make payments on their loans, e.g., internship periods, as well as loans for customers who have requested and qualify for other permitted program deferments such as various military eligible deferments.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	Non-TDRs
	December 31, 2021		December 31, 2020
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$167		$203
Loans in forbearance(2)	89		141
Loans in repayment and percentage of each status:
Loans current	13,611	99.6%	13,335	99.6%
Loans delinquent 31-60 days(3)	23	.2	26	.2
Loans delinquent 61-90 days(3)	11	.1	12	.1
Loans delinquent greater than 90 days(3)	23	.1	20	.1
Total non-TDR loans in repayment	13,668	100%	13,393	100%
Total non-TDR loans	13,924		13,737
Non-TDR loans allowance for losses	(180)		(160)
Non-TDR loans, net	$13,744		$13,577
Percentage of non-TDR loans in repayment		98.2%		97.5%
Delinquencies as a percentage of non-TDR loans in repayment		.4%		.4%
Loans in forbearance as a percentage of non-TDR loans in repayment and forbearance		.6%		1.0%

(1)

Loans for customers who are attending school or are in other permitted educational activities and are not yet required to make payments on their loans, e.g., internship periods, as well as loans for customers who have requested and qualify for other permitted program deferments such as various military eligible deferments.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Business Combinations, Goodwill and Acquired Intangible

Goodwill

The following table summarizes our goodwill for our reporting units and reportable segments.

	As of December 31,
(Dollars in millions)	2021	2020
Federal Education Loans reportable segment:
FFELP Loans	$227	$227
Federal Education Loan Servicing(1)	5	13
Total	232	240
Consumer Lending reportable segment:
Private Education Loans	106	106
Private Education Refinance Loans	77	77
Private Education In-School Loans(2)	14	—
Total	197	183
Business Processing reportable segment:
Government Services	136	136
Healthcare Services	106	106
Total	242	242
Total goodwill	$671	$665

(1)

We wrote off $8 million of goodwill in connection with the transfer of our ED contract to a third party in October 2021. This goodwill was allocated to the ED Servicing component of the Federal Education Loan Servicing reporting unit based on relative fair value. The $8 million was recorded as part of goodwill and acquired intangible asset impairment and amortization expense.

(2)

In the third quarter of 2021, we completed an acquisition for a purchase price of approximately $20 million. The preliminary purchase price allocation resulted in goodwill of $14 million. The remainder of the purchase price was primarily allocated to developed technology.

Annual Goodwill Impairment Testing – October 1, 2021

We perform our goodwill impairment testing annually in the fourth quarter as of October 1. As part of the 2021 annual impairment testing for each of our reporting units with goodwill, we assessed relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of an individual reporting unit is less than it’s carrying value. We considered the amount of excess fair value for our FFELP Loans, Federal Education Loan Servicing, Private Education Legacy Loans, and Private Education Refinance Loans over their carrying values as of October 1, 2019, the last time an independent appraiser estimated the value of these reporting units, since the fair value of these reporting units was substantially in excess of their carrying amounts. The outlook and cash flows for the FFELP Loans and Private Education Legacy Loans reporting units have not changed significantly since our 2019 assessment, despite COVID-19. Likewise, the outlook and cash flows for the Federal Education Loan Servicing components remaining after removing the cash flows attributed to the ED Servicing contract have not changed significantly since 2019.  For the Private Education Refinance Loans reporting unit, we considered current and expected future origination volume both of which increased since 2019 and 2020 and the improved demand for the reporting unit’s refinance loan products.  We also considered Navient’s strong liquidity position, its ability to issue Private Education Loan ABS comprised entirely of the reporting unit’s refinance loans and improved cost of funds in 2021 on these issuances. No goodwill was deemed impaired for these reporting units after assessing these relevant qualitative factors.

As part of our annual impairment testing associated with our Government Services and Healthcare Services reporting units, we also considered the amount of excess fair value over the carrying values of these reporting units as of October 1, 2020 when we engaged an independent appraiser to estimate the fair value of these reporting units since the fair value of these reporting units was substantially in excess of their carrying values.  We also considered the financial performance for both of these reporting units in 2021 during which the Government Services and Healthcare Services reporting units significantly outperformed expectations due largely to significant contracts acquired in 2020 and 2021 to implement and administer programs under the CARES Act and perform contact tracing and vaccine administration services.  The outlook and long-term cash flow projections for both of these reporting units remain favorable and have not changed significantly since our 2020 quantitative impairment assessment despite the economic impact of COVID 19. No goodwill was deemed impaired for these reporting units after assessing these relevant qualitative factors.

For each of our reporting units, we have also considered the current regulatory and legislative environment, the current economic environment which is still heavily impacted by COVID-19, our 2021 earnings, 2022 expected

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Business Combinations, Goodwill and Acquired Intangible Assets (Continued)

earnings, market expectations regarding our stock price which improved significantly in 2021, and our market capitalization, which was in excess of our book equity at October 1, 2021 and remained in excess of our book equity at December 31, 2021. If the regulatory environment changes such that it negatively impacts our reporting units and future economic conditions are significantly worse than what was assumed as a part of our annual impairment testing for each of our reporting units, specifically related to the impact of COVID-19 and the inflationary environment stemming from the recovery in certain sectors, goodwill attributed to our reporting units could be impaired in future periods.

Acquired Intangible Assets

Acquired intangible assets include the following:

	As of December 31, 2021			As of December 31, 2020
(Dollars in millions)	Cost Basis(2)	Accumulated Impairment and Amortization(2)(3)	Net	Cost Basis(2)	Accumulated Impairment and Amortization(2)(3)	Net
Customer, services and lending relationships	$246	$(223)	$23	$262	$(230)	$32
Software and technology(1)	120	(105)	15	114	(101)	13
Trade names and trademarks	40	(23)	17	52	(27)	25
Total acquired intangible assets	$406	$(351)	$55	$428	$(358)	$70

(1)

In conjunction with the preliminary purchase price allocation associated with a third-quarter 2021 acquisition in the Consumer Lending reportable segment, we recorded $7 million of acquired intangible assets which consisted primarily of developed technology.

(2)

Accumulated impairment and amortization include impairment amounts only if the acquired intangible asset has been deemed partially impaired. When an acquired intangible asset is considered fully impaired and no longer in use, the cost basis and any accumulated amortization related to the asset is written off.

(3)

We recorded amortization of acquired intangible assets of $19 million, $21 million and $25 million in 2021, 2020 and 2019, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be $14 million, $12 million, $10 million, $7 million and $12 million in 2022, 2023, 2024, 2025 and after 2025, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Borrowings

Borrowings consist of secured borrowings issued through our securitization program, borrowings through secured facilities, unsecured notes issued by us, and other interest-bearing liabilities related primarily to obligations to return cash collateral held.

The following table summarizes our borrowings.

	December 31, 2021					December 31, 2020
(Dollars in millions)	Short Term	Weighted Average Interest Rate(8)	Long Term	Weighted Average Interest Rate(8)	Total	Short Term	Weighted Average Interest Rate(8)	Long Term	Weighted Average Interest Rate(8)	Total
Unsecured borrowings:
Senior unsecured debt(1)	$—	—%	$7,014	5.83%	$7,014	$677	6.61%	$7,714	6.19%	$8,391
Total unsecured borrowings	—	—	7,014	5.83	7,014	677	6.61	7,714	6.19	8,391
Secured borrowings:
FFELP Loan securitizations(2)(3)(4)	—	—	51,841	.85	51,841	—	—	54,697	.89	54,697
Private Education Loan securitizations(5)	543	2.42	14,074	1.82	14,617	960	2.68	13,891	2.04	14,851
FFELP Loan ABCP facilities	282	.97	150	.97	432	2,053	1.05	479	1.13	2,532
Private Education Loan ABCP facilities	1,363	1.05	1,152	1.37	2,515	2,582	1.46	—	—	2,582
Other(6)	302	.19	—	—	302	337	.09	—	—	337
Total secured borrowings	2,490	1.24	67,217	1.07	69,707	5,932	1.44	69,067	1.12	74,999
Total before hedge accounting adjustments(7)	2,490	1.24	74,231	1.52	76,721	6,609	1.97	76,781	1.63	83,390
Hedge accounting adjustments	—	—	257	(.01)	257	4	—	551	(.01)	555
Total	$2,490	1.24%	$74,488	1.51%	$76,978	$6,613	1.97%	$77,332	1.62%	$83,945

(1)

Includes principal amount of $0 and $678 million of short-term debt as of December 31, 2021 and 2020, respectively. Includes principal amount of $7.0 billion and $7.8 billion of long-term debt as of December 31, 2021 and 2020, respectively.

(2)	Includes $49 million and $157 million of long-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) as of December 31, 2021 and 2020, respectively.
(3)	Includes $2.1 billion and $3.6 billion of non-U.S. dollar-denominated debt as of December 31, 2021 and 2020, respectively, which has been hedged with swaps converting to U.S. dollars.
(4)

During 2021, three FFELP secured debt tranches defaulted in the amount of $416 million as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2029 and 2035. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.

(5)

Includes $543 million and $960 million of short-term debt related to the Private Education Loan ABS repurchase facilities (Private Education Loan Repurchase Facilities) as of December 31, 2021 and 2020, respectively. Includes $0 and $260 million of long-term debt related to the Private Education Loan Repurchase Facilities as of December 31, 2021 and 2020, respectively.

(6)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposure.
(7)

Includes $55.5 billion and $60.0 billion of long-term floating rate debt as of December 31, 2021 and 2020, respectively, and $18.7 billion and $16.8 billion of long-term fixed rate debt as of December 31, 2021 and 2020, respectively.

(8)	Weighted average interest rate is as of end of period.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Borrowings (Continued)

As of December 31, 2021, the expected maturities of our long-term borrowings are shown in the following table.

	Expected Maturity
(Dollars in millions)	Senior Unsecured Debt	Secured Borrowings(1)	Total(2)
Year of Maturity
2022	$—	$6,965	$6,965
2023	1,312	7,747	9,059
2024	1,350	5,868	7,218
2025	551	5,476	6,027
2026	522	5,194	5,716
2027-2043	3,279	35,967	39,246
Total before hedge accounting adjustments	7,014	67,217	74,231
Hedge accounting adjustments	367	(110)	257
Total	$7,381	$67,107	$74,488

(1)

We view our securitization trust debt as long-term based on the contractual maturity dates which range from 2022 to 2083. However, we have projected the expected principal paydowns based on our current estimates regarding the securitized loans’ prepayment speeds for purposes of this disclosure to better reflect how we expect this debt to be paid down over time. The projected principal paydowns in year 2022 include $7.0 billion related to the securitization trust debt.

(2)

The aggregate principal amount of debt that matures in each period is $7.0 billion in 2022, $9.1 billion in 2023, $7.2 billion in 2024, $6.1 billion in 2025, $5.8 billion in 2026 and $39.5 billion in 2027-2043.

Variable Interest Entities

We consolidated the following financing VIEs as of December 31, 2021 and 2020, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	December 31, 2021
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$51,841	$51,841	$52,066	$2,073	$1,520	$55,659
Private Education Loan securitizations	543	14,074	14,617	15,506	505	150	16,161
FFELP Loan ABCP facilities	282	150	432	436	8	15	459
Private Education Loan ABCP facilities	1,363	1,152	2,515	2,641	63	32	2,736
Total before hedge accounting adjustments	2,188	67,217	69,405	70,649	2,649	1,717	75,015
Hedge accounting adjustments	—	(110)	(110)	—	—	(195)	(195)
Total	$2,188	$67,107	$69,295	$70,649	$2,649	$1,522	$74,820

	December 31, 2020
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$54,697	$54,697	$55,535	$1,606	$1,438	$58,579
Private Education Loan securitizations	960	13,891	14,851	15,823	606	187	16,616
FFELP Loan ABCP facilities	2,053	479	2,532	2,533	36	76	2,645
Private Education Loan ABCP facilities	2,582	—	2,582	2,835	74	27	2,936
Total before hedge accounting adjustments	5,595	69,067	74,662	76,726	2,322	1,728	80,776
Hedge accounting adjustments	—	(167)	(167)	—	—	(308)	(308)
Total	$5,595	$68,900	$74,495	$76,726	$2,322	$1,420	$80,468

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Borrowings (Continued)

Secured Facilities and Unsecured Debt

FFELP Loan ABCP Facilities

We have various ABCP borrowing facilities that we use to finance our FFELP Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered FFELP Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from November 2022 to April 2023. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2021, there was approximately $0.4 billion outstanding under these facilities, with approximately $0.5 billion of assets securing these facilities. As of December 31, 2021, the maximum unused capacity under these facilities was $0.5 billion and we had $0.1 billion of unencumbered FFELP Loans.

FFELP Loan Repurchase Facilities

In 2018, we closed a $0.9 billion FFELP Loan Repurchase Facility that provides liquidity for the acquisition of certain Navient-sponsored auction rate securities. Borrowings under the facility are secured by the auction rate securities. The lenders also have unsecured recourse to Navient Corporation as Guarantor for any shortfall in amounts payable. Because the facility is secured by Navient-sponsored instruments issued in previous securitizations, we show the debt as part of FFELP Loan securitizations in the various borrowing tables above. As of December 31, 2021, there was approximately $49 million outstanding under this facility.

Private Education Loan ABCP Facilities

We have various ABCP borrowing facilities that we use to finance our Private Education Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered Private Education Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from June 2022 to June 2023. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2021, there was approximately $2.5 billion outstanding under these facilities, with approximately $2.7 billion of assets securing these facilities. As of December 31, 2021, the maximum unused capacity under these facilities was $2.2 billion and we had $2.0 billion of unencumbered Private Education Loans.

Private Education Loan Repurchase Facilities

These repurchase facilities are collateralized by the net assets in previously issued Private Education Loan ABS trusts. The lenders also have unsecured recourse to Navient Corporation as Guarantor for any shortfall in amounts payable. Because these facilities are secured by the Residual Interests in previous securitizations, we show the debt as part of Private Education Loan securitizations in the various borrowing tables above. As of December 31, 2021, there was approximately $0.5 billion outstanding under these facilities.

Senior Unsecured Debt

We issued $1.3 billion, $700 million and $0 of unsecured debt in 2021, 2020 and 2019, respectively.

Debt Repurchases

The following table summarizes activity related to our senior unsecured debt repurchases.

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Debt principal repurchased	$2,577	$768	$1,184
Gains (losses) on debt repurchases	$(73)	$(6)	$45

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

Although we use derivatives to minimize the risk of interest rate and foreign currency changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements related to Navient Corporation contracts generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral the counterparty has posted to us, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2021 and 2020, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $9 million and $13 million, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Financial Instruments (Continued)

Our on-balance sheet securitization trusts have $2.1 billion of Euro denominated bonds outstanding as of December 31, 2021. To convert these non-US dollar denominated bonds into US dollar liabilities, the trusts have entered into foreign-currency swaps with highly-rated counterparties. In addition, the trusts have entered into $1.1 billion notional of interest rate swaps which are primarily used to convert Prime received on securitized education loans to LIBOR paid on the bonds. Our securitization trusts with swaps have ISDA documentation with protections against counterparty risk. The collateral calculations contemplated in the ISDA documentation of our securitization trusts require collateral based on the fair value of the derivative which may be adjusted for additional collateral based on rating agency criteria requirements considered within the collateral agreement. The trusts are not required to post collateral to the counterparties. At December 31, 2021 and 2020, the net positive exposure on swaps in securitization trusts was $0 and $28 million, respectively.

The table below highlights credit exposure related to our derivative counterparties at December 31, 2021.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$9	$—
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%	—%

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Dec. 31, 2021	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2020
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$222	$323	$2	$6	$224	$329
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	28	—	—	—	28
Total derivative assets(2)		—	—	222	351	2	6	224	357
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	—	(5)	(14)	(5)	(14)
Floor Income Contracts	Interest rate	—	—	—	—	(65)	(197)	(65)	(197)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(190)	(322)	—	—	(190)	(322)
Total derivative liabilities(2)		—	—	(190)	(322)	(70)	(211)	(260)	(533)
Net total derivatives		$—	$—	$32	$29	$(68)	$(205)	$(36)	$(176)

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

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Gross position	$224	$357	$(260)	$(533)
Impact of master netting agreements	(6)	(50)	6	50
Derivative values with impact of master netting agreements (as carried on balance sheet)	218	307	(254)	(483)
Cash collateral (held) pledged	(244)	(336)	147	234
Net position	$(26)	$(29)	$(107)	$(249)

(3)	The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of December 31, 2021		As of December 31, 2020
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$—	$—	$631	$4
Long-term borrowings	$8,503	$252	$11,017	$541

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at December 31, 2021 and December 31, 2020 by $8 million and $8 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at December 31, 2021 and December 31, 2020 by $2 million and $5 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Dec. 31, 2021	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2020
Notional Values:
Interest rate swaps	$12.1	$16.7	$6.2	$7.5	$28.4	$26.8	$46.7	$51.0
Floor Income Contracts	—	—	—	—	12.5	17.0	12.5	17.0
Cross-currency interest rate swaps	—	—	2.1	3.7	—	—	2.1	3.7
Total derivatives	$12.1	$16.7	$8.3	$11.2	$40.9	$43.8	$61.3	$71.7

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Fair Value Hedges(2):
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$(310)	$301	$281
Gains (losses) recognized in net income on hedged items	349	(327)	(299)
Net fair value hedge ineffectiveness gains (losses)	39	(26)	(18)
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	104	281	57
Gains (losses) recognized in net income on hedged items	(55)	(272)	(18)
Net fair value hedge ineffectiveness gains (losses)	49	9	39
Total fair value hedges(1)(2)	88	(17)	21
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—
Trading
Interest rate swaps	30	(47)	44
Floor Income Contracts	34	(209)	(22)
Cross currency interest rate swaps	—	—	(2)
Other	—	—	2
Total trading derivatives(3)	64	(256)	22
Mark-to-market gains (losses) recognized	$152	$(273)	$43

(1)	Recorded in interest expense in the consolidated statements of income.
(2)	The accrued interest income (expense) on fair value hedges and cash flow hedges is recorded in interest expense and is excluded from this table.
(3)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Total gains (losses) on cash flow hedges	$55	$(233)	$(165)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	86	50	(39)
Net changes in cash flow hedges, net of tax	$141	$(183)	$(204)

(1)	Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties.

(Dollars in millions)	December 31, 2021	December 31, 2020
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$244	$336
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	1	78
Total collateral held	$245	$414
Derivative asset at fair value including accrued interest	$242	$351
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$147	$234
Total collateral pledged	$147	$234
Derivative liability at fair value including accrued interest and premium receivable	$271	$504

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $72 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	December 31, 2021	December 31, 2020
Accrued interest receivable	$1,881	$1,933
Benefit and insurance-related investments	462	469
Income tax asset, net	369	454
Derivatives at fair value	218	307
Accounts receivable	159	118
Fixed assets	95	116
Other	39	95
Total	$3,223	$3,492

9.   Stockholders’ Equity

Common Stock

Our shareholders have authorized the issuance of 1.125 billion shares of common stock. The par value of Navient common stock is $0.01 per share. At December 31, 2021, 154 million shares were issued and outstanding and 21 million shares were unissued but encumbered for outstanding stock options, restricted stock units, performance stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Stockholders’ Equity (Continued)

Dividend and Share Repurchase Program

The following table summarizes our common share repurchases, issuances and dividends paid.

	Years Ended December 31,
(Dollars and shares in millions, except per share amounts)	2021	2020	2019
Common stock repurchased(1)	34.4	30.6	34.5
Common stock repurchased (in dollars)(1)	$600	$400	$440
Average purchase price per share(1)	$17.46	$13.06	$12.76
Remaining common stock repurchase authority(1)	$1,000	$600	$1,000
Shares repurchased related to employee stock-based compensation plans(2)	3.0	1.2	3.2
Average purchase price per share(2)	$13.65	$12.86	$11.62
Common shares issued(3)	4.9	2.7	5.7
Dividends paid	$107	$123	$147
Dividends per share	$.64	$.64	$.64

(1)

Common shares purchased under our share repurchase program. Our board of directors authorized a $1 billion share repurchase program in October 2019 which was fully utilized in 2021, and in December 2021 an additional $1 billion multi-year program was approved.

(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 31, 2021 was $21.22.

Rights Offering

On December 20, 2021, the Board of Directors declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock of the Company, par value $0.01 per share, and adopted a shareholder rights plan dated as of December 20, 2021 (the Rights Agreement). The dividend was paid on December 30, 2021. Each Right allows its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (a Preferred Share) for $100 (the Exercise Price), once the Rights become exercisable. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of Navient common stock (including certain derivative positions), subject to certain exceptions. The Rights will expire on December 19, 2022.

In connection with the adoption of the Rights Agreement, the Board of Directors approved the Certificate of Designations establishing the Preferred Shares and the rights, preferences and privileges thereof. The Company has authorized 2,000,000 of the Preferred Shares, par value $0.20. Such number of shares may be increased or decreased by resolution of the Board of Directors subject to certain limitations set forth in the Certificate of Designations.

For additional information on the Rights Agreement and Certificate of Delegations, please refer to Exhibits 3.3 and 4.16 of this Form 10-K incorporated herein by reference.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Years Ended December 31,
(In millions, except per share data)	2021	2020	2019
Numerator:
Net income	$717	$412	$597
Denominator:
Weighted average shares used to compute basic EPS	170	193	230
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units and Employee Stock Purchase Plan (“ESPP”)(1)	2	2	3
Dilutive potential common shares(2)	2	2	3
Weighted average shares used to compute diluted EPS	172	195	233
Basic earnings per common share	$4.23	$2.14	$2.59
Diluted earnings per common share	$4.18	$2.12	$2.56

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the years ended December 31, 2021, 2020 and 2019, stock options covering approximately 0 million, 2 million and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During 2021, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

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

Cash and Investments (Including “Restricted Cash”)

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

When determining the fair value of derivatives, we take into account counterparty credit risk for positions where there is exposure to the counterparty on a net basis by assessing exposure net of collateral held. See “Note 7 – Derivative Financial Instruments” for further discussion on methodology. The net credit risk adjustment (adjustments for our exposure to counterparties net of adjustments for the counterparties’ exposure to us) decreased the valuations at December 31, 2021 by $8 million.

Inputs specific to each class of derivatives disclosed in the table below are as follows:

•

Interest rate swaps — Fair value is determined using standard derivative cash flow models. Derivatives that swap fixed interest payments for LIBOR interest payments (or vice versa) and derivatives swapping quarterly reset LIBOR for daily reset LIBOR or one-month LIBOR were valued using the LIBOR swap yield curve which is an observable input from an active market. These derivatives are level 2 fair value estimates in the hierarchy. Other derivatives swapping LIBOR interest payments for another variable interest payment (primarily Prime) are valued using the LIBOR swap yield curve and observable market spreads for the specified index. The markets for these swaps are generally illiquid as indicated by a wide bid/ask spread. The adjustment made for liquidity decreased the valuations by $2 million at December 31, 2021. These derivatives are level 3 fair value estimates.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During 2021 and 2020, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	December 31, 2021				December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	—	223	1	224	—	323	6	329
Cross-currency interest rate swaps	—	—	—	—	—	—	28	28
Total derivative assets(2)	—	223	1	224	—	323	34	357
Total	$—	$223	$1	$224	$—	$323	$34	$357
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$(5)	$(5)	$—	$—	$(14)	$(14)
Floor Income Contracts	—	(65)	—	(65)	—	(197)	—	(197)
Cross-currency interest rate swaps	—	—	(190)	(190)	—	—	(322)	(322)
Total derivative liabilities(2)	—	(65)	(195)	(260)	—	(197)	(336)	(533)
Total	$—	$(65)	$(195)	$(260)	$—	$(197)	$(336)	$(533)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See “Note 7 — Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
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

	Year Ended December 31, 2021
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(8)	$(294)	$—	$(302)
Total gains/(losses):
Included in earnings(1)	3	81	—	84
Included in other comprehensive income	—	—	—	—
Settlements	1	23	—	24
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(4)	$(190)	$—	$(194)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$3	$(157)	$—	$(154)

	Year Ended December 31, 2020
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(17)	$(575)	$(1)	$(593)
Total gains/(losses):
Included in earnings(1)	8	231	—	239
Included in other comprehensive income	—	—	—	—
Settlements	1	50	1	52
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(8)	$(294)	$—	$(302)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$5	$273	$1	$279

	Year Ended December 31, 2019
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(27)	$(633)	$(4)	$(664)
Total gains/(losses):
Included in earnings(1)	8	(60)	2	(50)
Included in other comprehensive income	—	—	—	—
Settlements	2	118	1	121
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(17)	$(575)	$(1)	$(593)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$9	$58	$3	$70

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Gains (losses) on derivative and hedging activities, net	$3	$8	$10
Interest expense	81	231	(60)
Total	$84	$239	$(50)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at December 31, 2021	Valuation Technique	Input	Range and Weighted Average
Derivatives
Prime/LIBOR basis swaps	$(4)	Discounted cash flow	Constant Prepayment Rate	9%
			Bid/ask adjustment to discount rate	.08%
Cross-currency interest rate swaps	(190)	Discounted cash flow	Constant Prepayment Rate	5%
Other	—
Total	$(194)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2021			December 31, 2020
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$53,632	$52,641	$991	$59,117	$58,284	$833
Private Education Loans	21,140	20,171	969	22,462	21,079	1,383
Cash and investments	3,845	3,845	—	3,822	3,822	—
Total earning assets	78,617	76,657	1,960	85,401	83,185	2,216
Interest-bearing liabilities
Short-term borrowings	2,492	2,490	(2)	6,626	6,613	(13)
Long-term borrowings	74,548	74,488	(60)	76,719	77,332	613
Total interest-bearing liabilities	77,040	76,978	(62)	83,345	83,945	600
Derivative financial instruments
Floor Income Contracts	(65)	(65)	—	(197)	(197)	—
Interest rate swaps	219	219	—	315	315	—
Cross-currency interest rate swaps	(190)	(190)	—	(294)	(294)	—
Other	—	—	—	—	—	—
Excess of net asset fair value over carrying value			$1,898			$2,816

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

Certain Cases

During the first quarter of 2016, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al.   Additionally, two putative class actions have been filed in the U.S. District Court for the District of New Jersey captioned Eli Pope v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian Lown, and Melvin Gross v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian M. Lown, both of which allege violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The cases were consolidated by the Court in February 2018 under the caption In Re Navient Corporation Securities Litigation and the plaintiffs filed a consolidated amended complaint in April 2018. In the third quarter of 2021, the Company reached tentative agreements to settle both cases for a total of $42.5 million. As a result of these contingent losses being probable, such loss was accrued in the third quarter of 2021. However, the net impact to operating expense for the quarter was $0 due to the accrual of the offsetting insurance reimbursements. The settlements, in which the Company and other defendants expressly deny any admission or concession of wrongdoing or fault, are subject to approval by the Court after notice and hearing. The Company can give no assurance whether or when the tentative settlements will receive the required approvals.

The Company has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws including the Telephone Consumer Protection Act (TCPA), the Consumer Financial Protection Act of 2010 (CFPA), the Fair Credit Reporting Act (FCRA), the Fair Debt Collection Practices Act (FDCPA), in adversarial proceedings under the U.S. Bankruptcy Code, and various state consumer protection laws. At this point in time, the Company is unable to anticipate the timing of a resolution or the impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Commitments, Contingencies and Guarantees (Continued)

In January 2017, the Consumer Financial Protection Bureau (the CFPB) and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the CFPA, FCRA, FDCPA and various state consumer protection laws. In October 2017, the Attorney General for the Commonwealth of Pennsylvania initiated a civil action against Navient Corporation and Navient Solutions, LLC (Solutions), containing similar alleged violations of the CFPA and the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The Attorneys General for the States of California, Mississippi and, in October 2020, New Jersey also initiated actions against the Company and certain subsidiaries alleging violations of various state and federal consumer protection laws based upon similar alleged acts or failures to act. We refer to the Illinois, Pennsylvania, Washington, California, Mississippi and New Jersey Attorneys General collectively as the “State Attorneys General.” In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. In January 2022, we entered into a series of Consent Judgment and Orders (the “Agreements”) with 40 state attorneys general to resolve all matters in dispute related to the State Attorneys General cases as well as the related investigations, subpoenas, civil investigative demands and inquiries from various other state regulators. These Agreements do not resolve the litigation involving the Company and the CFPB. The Company will cancel the loan balance of approximately 66,000 borrowers with qualifying private education loans that were originated largely between 2002 and 2010 and later defaulted and charged off. The loans to be cancelled have aggregate outstanding balances of approximately $1.7 billion. The expense to the Company to cancel these loans is approximately $50 million which represents the amount of expected future recoveries of these charged-off loans on the balance sheet. In addition, the Company agreed to make a one-time payment of approximately $145 million to the states. In the fourth quarter of 2021 when such loss became probable, the Company recognized total regulatory expenses of approximately $205 million related to this matter. Prior to the fourth quarter, this contingent liability was neither probable nor reasonably estimable and, as a result, no contingent liability had been previously established. The complete text of the Agreement is included in this Form 10-K and incorporated by reference herein as Exhibit 10.24.

As the Company has previously stated, we believe the allegations in the CFPB suit are false and that they improperly seek to impose penalties on Navient based on new, previously unannounced servicing standards applied retroactively against only one servicer. We therefore have denied these allegations and are vigorously defending against the allegations in that case. At this point in time, it is reasonably possible that a loss contingency exists; however, the Company is unable to anticipate the timing of a resolution or the impact that an adverse ruling in the CFPB case may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with this matter and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also, as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. We expect these various indemnification claims to be resolved at a future date as the cases move toward conclusion. Navient has no reserves related to indemnification matters with SLM BankCo as of December 31, 2021.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
Non-deductible regulatory-related expenses(1)	1.4	—	—
State tax, net of federal benefit	1.2	1.6	1.4
Other, net	(.2)	—	(.5)
Effective tax rate	23.4%	22.6%	21.9%

(1)

Regulatory expenses for 2021 include $205 million related to the resolution of State Attorneys General litigation and investigations, of which approximately $50.7 million is non-deductible for income tax purposes. See “Note 12 – Commitments, Contingencies and Guarantees” for further discussion.

Income tax expense consists of:

	December 31,
(Dollars in millions)	2021	2020	2019
Current provision/(benefit):
Federal	$147	$98	$78
State	19	14	11
Foreign	—	(1)	—
Total current provision/(benefit)	166	111	89
Deferred provision/(benefit):
Federal	56	12	73
State	(3)	(3)	3
Foreign	—	—	1
Total deferred provision/(benefit)	53	9	77
Provision for income tax expense/(benefit)	$219	$120	$166

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
(Dollars in millions)	2021	2020
Deferred tax assets:
Loan reserves	$381	$414
Market value adjustments on education loans, investments and derivatives	—	64
Education loan premiums and discounts, net	40	41
Operating loss and credit carryovers	12	14
Accrued expenses not currently deductible	49	22
Stock-based compensation plans	5	6
Other	23	22
Total deferred tax assets	510	583
Deferred tax liabilities:
Acquired intangible assets	18	16
Market value adjustments on education loans, investments and derivatives	30	—
Original issue discount on borrowings	12	11
Other	8	16
Total deferred tax liabilities	68	43
Net deferred tax assets	$442	$540

Included in operating loss and credit carryovers is a valuation allowance of $69 million and $64 million as of December 31, 2021 and 2020, respectively, against a portion of the Company’s federal and state deferred tax assets.  The valuation allowance is primarily attributable to deferred tax assets for federal and state net operating loss carryovers and state IRC § 163(j) disallowed interest expense carryovers that management believes it is more likely than not will expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e. capital or ordinary) during the period in which the temporary differences become deductible. Factors generally considered by management include (but are not limited to):  any changes in economic conditions, the scheduled reversals of deferred tax liabilities, and the history of positive taxable income available for net operating loss carrybacks in evaluating the realizability of the deferred tax assets.

The operating loss and credit carryovers consist of:

	December 31, 2021
(Dollars in millions)	Gross	Tax-Effected	Expiration	Corresponding Valuation Allowance(1)	Operating Loss and Credit Carryovers
Federal operating loss carryovers	$47	$10	Begins in 2032	$1	$9
State operating loss carryovers	511	35	Begins in 2021	32	3
State IRC § 163(j) disallowed interest expense carryovers	2,239	36	Indefinite	36	—
		$81		$69	$12

(1)

The valuation allowance attributable to deferred tax assets for federal and state net operating loss carryovers, and state IRC § 163(j) disallowed interest expense carryovers, are amounts that management believes more likely than not will expire prior to being realized.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes

The following table summarizes changes in unrecognized tax benefits:

	December 31,
(Dollars in millions)	2021	2020	2019
Unrecognized tax benefits at beginning of year	$57.9	$53.6	$65.7
Increases resulting from tax positions taken during a prior period	6.4	7.6	4.0
Decreases resulting from tax positions taken during a prior period	(4.2)	—	(3.8)
Increases resulting from tax positions taken during the current period	6.4	3.5	1.9
Decreases related to settlements with taxing authorities	(.3)	(.2)	(11.1)
Increases related to settlements with taxing authorities	—	—	—
Reductions related to the lapse of statute of limitations	(7.4)	(6.6)	(3.1)
Unrecognized tax benefits at end of year (1)	$58.8	$57.9	$53.6

(1)    Included in the $58.8 million of gross unrecognized tax benefits at December 31, 2021 are $46.5 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

The Company or one of its subsidiaries files income tax returns at the U.S. federal level, in most U.S. states, and various foreign jurisdictions. All periods prior to 2018 are closed for federal examinations purposes.  Various combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years). We do not expect the resolution of open audits to have a material impact on our unrecognized tax benefits.

14.   Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

The following tables illustrate the disaggregation of revenue from contracts accounted for under ASC 606 with customers according to service type and client type by reportable operating segment.

Revenue by Service Type

	Years Ended December 31,
	2021			2020
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$19	$—	$19	$84	$—	$84
Government services	—	257	257	—	191	191
Healthcare services	—	231	231	—	113	113
Total	$19	$488	$507	$84	$304	$388

Revenue by Client Type

	Years Ended December 31,
	2021			2020
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$1	$20	$21	$44	$18	$62
Guarantor agencies	18	—	18	38	—	38
Other institutions	—	—	—	2	—	2
State and local government	—	183	183	—	122	122
Tolling authorities	—	54	54	—	51	51
Hospitals and other healthcare providers	—	231	231	—	113	113
Total	$19	$488	$507	$84	$304	$388

As of December 31, 2021 and 2020, there was $82 million and $90 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

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

Federal Education Loans Segment

In this segment, Navient owns FFELP Loans and performs servicing and asset recovery services on this portfolio. We also service and perform asset recovery services on FFELP Loans owned by other institutions. Our servicing quality, data-driven strategies and omnichannel education about federal repayment options translate into positive results for the millions of borrowers we serve.

We generate revenue primarily through net interest income on the FFELP Loan portfolio as well as servicing and asset recovery services revenue. This segment is expected to generate significant earnings and cash flow over the remaining life of the portfolio.

The following table includes asset information for our Federal Education Loans segment.

	December 31,
(Dollars in millions)	2021	2020
FFELP Loans, net	$52,641	$58,284
Cash and investments(1)	2,071	1,685
Other	2,183	2,241
Total assets	$56,895	$62,210

(1)	Includes restricted cash and investments.

Consumer Lending Segment

In this segment, Navient owns, originates, acquires and services high-quality refinance and in-school Private Education Loans. We believe our more than 45 years of experience, product design, digital marketing strategies, and origination and servicing platform provide a unique competitive advantage. We see meaningful growth opportunities in originating Private Education Loans to financially responsible consumers, generating attractive long-term, risk-adjusted returns. We generate revenue primarily through net interest income on our Private Education Loan portfolio.

The following table includes asset information for our Consumer Lending segment.

	December 31,
Dollars in millions)	2021	2020
Private Education Loans, net	$20,171	$21,079
Cash and investments(1)	824	828
Other	815	964
Total assets	$21,810	$22,871

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Segment Reporting (Continued)

Business Processing Segment

In this segment, Navient performs business processing services for over 600 government and healthcare clients.

•

Government services: We provide state governments, agencies, court systems, municipalities, and parking and tolling authorities with leveraging our scale, integrated technology solutions, decades of differentiated customer experience expertise and evidence-based approach. Our support enables our clients to better serve their constituents, meet rapidly changing needs, improve technology, reduce operating expenses, manage risk and optimize revenue opportunities.

•

Healthcare services: We perform revenue cycle outsourcing, accounts receivable management, extended business office support, consulting engagements and public health programs. We offer customizable solutions for our clients that include hospitals, hospital systems, medical centers, large physician groups, other healthcare providers and public health departments.

At December 31, 2021 and 2020, the Business Processing segment had total assets of $397 million and $425 million, respectively.

Other Segment

This segment consists of our corporate liquidity portfolio, gains and losses incurred on the repurchase of debt, unallocated expenses of shared services (which includes regulatory expenses) and restructuring/other reorganization expenses.

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

At December 31, 2021 and 2020, the Other segment had total assets of $1.5 billion and $1.9 billion, respectively.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2021
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,405	$1,181	$—	$—	$2,586	$98	$(39)	$59	$2,645
Cash and investments	—	2	—	1	3	—	—	—	3
Total interest income	1,405	1,183	—	1	2,589	98	(39)	59	2,648
Total interest expense	830	541	—	70	1,441	(8)	(117)	(125)	1,316
Net interest income (loss)	575	642	—	(69)	1,148	106	78	184	1,332
Less: provisions for loan losses	—	(61)	—	—	(61)	—	—	—	(61)
Net interest income (loss) after provisions for loan losses	575	703	—	(69)	1,209	106	78	184	1,393
Other income (loss):						—
Servicing revenue	162	6	—	—	168	—	—	—	168
Asset recovery and business processing revenue	51	—	488	—	539	—	—	—	539
Other income (loss)	25	—	—	5	30	(93)	157	64	94
Gains on sales of loans	—	91	—	—	91	(13)	—	(13)	78
Losses on debt repurchases	—	—	—	(73)	(73)	—	—	—	(73)
Total other income (loss)	238	97	488	(68)	755	(106)	157	51	806
Expenses:						—
Direct operating expenses	223	162	360	—	745	—	—	—	745
Unallocated shared services expenses	—	—	—	462	462	—	—	—	462
Operating expenses	223	162	360	462	1,207	—	—	—	1,207
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	30	30	30
Restructuring/other reorganization expenses	—	—	—	26	26	—	—	—	26
Total expenses	223	162	360	488	1,233	—	30	30	1,263
Income (loss) before income tax expense (benefit)	590	638	128	(625)	731	—	205	205	936
Income tax expense (benefit)(2)	136	146	29	(131)	180	—	39	39	219
Net income (loss)	$454	$492	$99	$(494)	$551	$—	$166	$166	$717

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$184	$—	$184
Total other income (loss)	51	—	51
Goodwill and acquired intangible asset impairment and amortization	—	30	30
Total Core Earnings adjustments to GAAP	$235	$(30)	205
Income tax expense (benefit)			39
Net income (loss)			$166

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Segment Reporting (Continued)

	Year Ended December 31, 2020
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,813	$1,445	$—	$—	$3,258	$79	$(55)	$24	$3,282
Cash and investments	7	3	—	6	16	—	—	—	16
Total interest income	1,820	1,448	—	6	3,274	79	(55)	24	3,298
Total interest expense	1,194	699	—	120	2,013	39	(6)	33	2,046
Net interest income (loss)	626	749	—	(114)	1,261	40	(49)	(9)	1,252
Less: provisions for loan losses	13	142	—	—	155	—	—	—	155
Net interest income (loss) after provisions for loan losses	613	607	—	(114)	1,106	40	(49)	(9)	1,097
Other income (loss):
Servicing revenue	208	6	—	—	214	—	—	—	214
Asset recovery and business processing revenue	154	—	304	—	458	—	—	—	458
Other income (loss)	9	—	—	11	20	(40)	(216)	(256)	(236)
Losses on debt repurchases	—	—	—	(6)	(6)	—	—	—	(6)
Total other income (loss)	371	6	304	5	686	(40)	(216)	(256)	430
Expenses:
Direct operating expenses	287	146	254	—	687	—	—	—	687
Unallocated shared services expenses	—	—	—	277	277	—	—	—	277
Operating expenses	287	146	254	277	964	—	—	—	964
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	22	22	22
Restructuring/other reorganization expenses	—	—	—	9	9	—	—	—	9
Total expenses	287	146	254	286	973	—	22	22	995
Income (loss) before income tax expense (benefit)	697	467	50	(395)	819	—	(287)	(287)	532
Income tax expense (benefit)(2)	160	107	11	(90)	188	—	(68)	(68)	120
Net income (loss)	$537	$360	$39	$(305)	$631	$—	$(219)	$(219)	$412

(1)	Core Earnings adjustments to GAAP:

	Year Ended December 31, 2020
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$(9)	$—	$(9)
Total other income (loss)	(256)	—	(256)
Goodwill and acquired intangible asset impairment and amortization	—	22	22
Total Core Earnings adjustments to GAAP	$(265)	$(22)	(287)
Income tax expense (benefit)			(68)
Net income (loss)			$(219)

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Years Ended December 31,
(Dollars in millions)	2021	2020	2019
Core Earnings net income	$551	$631	$607
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	235	(265)	5
Net impact of goodwill and acquired intangible assets(2)	(30)	(22)	(30)
Net income tax effect(3)	(39)	68	15
Total Core Earnings adjustments to GAAP	166	(219)	(10)
GAAP net income	$717	$412	$597

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

This appendix describes or summarizes the material provisions of HEA’s Title IV, the FFELP and related statutes and regulations, in place as of December 31, 2021. It, however, is not complete and is qualified in its entirety by reference to each actual statute and regulation. Both the HEA and the related regulations have been the subject of extensive amendments over the years. We cannot predict whether future amendments or modifications might materially change any of the programs described in this appendix or the statutes and regulations that implement them.

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

Special Allowance Payments

HEA provides for quarterly special allowance payments to be made by ED to holders of education loans to the extent necessary to ensure that they receive at least specified market interest rates of return. The rates for special allowance payments depend on statutory formulas that vary according to the type of loan, the date the loan was made and the type of funds, tax-exempt or taxable, used to finance the loan. ED makes a special allowance payment for each calendar quarter, generally within 45 to 60 days after the receipt of a bill from the lender.

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

Interest Subsidy Payments. ED is responsible for paying interest on Subsidized Stafford Loans:

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

[2]	Detail on Stafford borrower rates can be found in Appendix A of Navient’s 2019 Form 10-K filed with the SEC (Navient’s 2019 10-K).

Lenders generally receive interest subsidy payments within 45 days to 60 days after the submission of the applicable data for any given calendar quarter to ED. However, there can be no assurance that payments will, in fact, be received from ED within that period.

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

In addition to the outstanding FFELP indebtedness requirements described above, the HEA currently requires minimum annual payments of $600, unless the borrower and the lender agree to lower payments, except that negative amortization is not allowed, except for loans paid under an income-based repayment plan. The HEA and related regulations require lenders to offer a choice among standard, graduated, income-sensitive, income-based, and extended repayment schedules, if applicable, to all borrowers entering repayment. For borrowers in income-based repayment, ED repays or cancels any outstanding principal and interest under certain criteria after 25 years of qualified payments.

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

 APPENDIX B

form 10-k cross-reference index

		Page Number

Forward-Looking and Cautionary Statements		1

Available Information		2

PART I

Item 1.	Business	3-9,49-51

Item 1A.	Risk Factors	52-64

Item 1B.	Unresolved Staff Comments	Not Applicable

Item 2.	Properties	70

Item 3.	Legal Proceedings	51, F-54-F-56

Item 4.	Mine Safety Disclosures	Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	71-72

Item 6.	Selected Financial Data	Reserved and Removed

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-48

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	65-69

Item 8.	Financial Statements and Supplementary Data	(a)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable

Item 9A.	Controls and Procedures	73

Item 9B.	Other Information	Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	74

Item 11.	Executive Compensation	74

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74

Item 13.	Certain Relationships and Related Transactions, and Director Independence	74

Item 14.	Principal Accountant Fees and Services	74

PART IV

Item 15.	Exhibits and Financial Statement Schedules	75-78, F-1-F-66

Item 16.	Form 10-K Summary	Not applicable

Signatures		79

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
Yield
Floor Income
Floating Debt Rate
Floor Strike Rate @ 1.61%
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