Form 10-Q
period 2022-03-31
NAVIENT CORP
filed 2022-04-27
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of March 31, 2022, there were 148,744,651 shares of common stock outstanding.

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

Overview and Fundamentals of Our Business

Navient (Nasdaq: NAVI) provides technology-enabled education finance and business processing solutions that simplify complex programs and help millions of people achieve success. Our customer-focused, data-driven services deliver exceptional results for clients in education, health care and government. Learn more at navient.com.

With a focus on data-driven insights, service, compliance and innovative support, Navient’s business consists of:

•	Federal Education Loans

We own a portfolio of $51.0 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We service and provide asset recovery services on this portfolio and for third parties, deploying data-driven approaches to support the success of our customers. Our flexible and scalable infrastructure manages large volumes of complex transactions, simplifying the customer experience and continually improving efficiency.

•	Consumer Lending

We own, service and originate Private Education Loans that enable people to pursue higher education and improve their economic opportunities. Our $20.1 billion private loan portfolio demonstrates high customer success rates. We help people simplify their finances through student loan refinancing, and we help families finance their higher education through transparent, affordable Private Education Loans. In the first quarter of 2022, we originated $966 million in Private Education Loans.

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

Using technology-enabled solutions, we have rapidly staffed, trained, and activated several call centers with thousands of remote staff for clients needing urgent support, such as during the COVID-19 pandemic.

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

o

Private loan modification program: In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of March 31, 2022, approximately $838 million of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

o

Serving military customers: Navient was the first student loan servicer to launch a dedicated military benefits customer service team, website (Navient.com/military) and toll-free number. Navient’s military benefits team supports service members and their families to access the benefits designed for them, including interest rate benefits, deferment and other options.

o

Financial literacy: We offer free resources, including videos, articles and online tools, to help customers and the general public build knowledge on personal finance topics. Our Going Merry platform enables students to match to and apply for scholarships, institutional aid and government grants.

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

We leverage leading-edge technology, data-driven insights, scale, and exemplary customer service to maximize our value for our clients and outperform the competition

•

Corporate Social Responsibility. We are committed to contributing to the social and economic wellbeing of our local communities; fostering the success of our customers; supporting a culture of integrity, inclusion and equality in our workforce; and embracing sustainable business practices. Navient has earned recognition from premier organizations for our continued commitment to fostering diversity. Our employees are active in our communities, through local and national organizations, including a significant national partnership with Boys & Girls Clubs of America (BGCA).

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

Strong Financial Performance Resulting in a Strong Capital Return

Our first-quarter 2022 results continue to build upon our previous year’s results demonstrating the strength of our business model and our ability to deliver predictable and meaningful cash flow and earnings in all types of economic environments.

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

In December 2021, our Board approved a share repurchase program authorizing the purchase of up to $1 billion of the Company’s outstanding common stock. At March 31, 2022, $885 million remained in share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our Adjusted Tangible Equity Ratio(1) was 7.0% as of March 31, 2022.

(Dollars and shares in millions)	Q1-22	Q1-21
Shares repurchased	6.2	8.2
Reduction in shares outstanding	3%	4%
Total repurchases in dollars	$115	$100
Dividends paid	$24	$29
Total Capital Returned(2)	$139	$129
Adjusted Tangible Equity Ratio(1)	7.0%	6.2%

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”
(2)	Capital Returned is defined as share repurchases and dividends paid.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Historical Financial Information and Ratios

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
GAAP Basis
Net income	$255	$370
Diluted earnings per common share	$1.67	$2.00
Weighted average shares used to compute diluted earnings per share	$153	185
Return on assets	1.34%	1.78%

Core Earnings Basis(1)
Net income(1)	$135	$305
Diluted earnings per common share(1)	$.88	$1.65
Adjusted diluted earnings per common share(1)	$.90	$1.71
Weighted average shares used to compute diluted earnings per share	153	185
Net interest margin, Federal Education Loans segment	1.04%	.97%
Net interest margin, Consumer Lending segment	2.80%	2.99%
Return on assets	.71%	1.46%

Education Loan Portfolios
Ending FFELP Loans, net	$51,013	$56,873
Ending Private Education Loans, net	20,088	19,742
Ending total education loans, net	$71,101	$76,615
Average FFELP Loans	$52,258	$58,078
Average Private Education Loans	21,157	22,143
Average total education loans	$73,415	$80,221

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

First-quarter 2022 GAAP net income was $255 million ($1.67 diluted earnings per share), compared with $370 million ($2.00 diluted Core Earnings per share) for the year-ago quarter. See “Results of Operations – Comparison of First-Quarter 2022 Results with First-Quarter 2021” for a discussion of the primary contributors to the change in GAAP earnings between periods.

First-quarter 2022 Core Earnings net income was $135 million ($0.88 diluted Core Earnings per share), compared with $305 million ($1.65 diluted Core Earnings per share) for the year-ago quarter. First-quarter 2022 and 2021 adjusted diluted Core Earnings(1) per share were $0.90 and $1.71, respectively. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

Financial highlights of first-quarter 2022 include:

Federal Education Loans segment:

•	Net income of $107 million.
•	FFELP Loan delinquency rate of 13.5%.

Consumer Lending segment:

•	Net income of $79 million.
•	Originated $966 million of Private Education Loans.
•	Private Education Loan delinquency rate of 4.0% remains below pre-pandemic levels.

Business Processing segment:

•	EBITDA(1) of $19 million.
•	Revenue of $94 million.

Capital, funding and liquidity:

•	Adjusted tangible equity ratio(1) of 7.0%.
•	Repurchased $115 million of common shares; $885 million common share repurchase authority remains outstanding.
•	Paid $24 million in common stock dividends.
•	Issued $952 million in term ABS.

Expenses:

•	Adjusted Core Earnings expenses(1) of $204 million.

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Navient’s Response to COVID-19

Since its emergence in early 2020, the COVID-19 pandemic has been dynamic and unpredictable. Variants continue to emerge while efforts to mitigate and contain the impact of the pandemic continue to evolve. In response to the COVID-19 pandemic, we have prioritized the safety of our employees and business partners, while continually striving to support the needs of our customers and communities during this unprecedented period. During 2021 and the first quarter of 2022, the COVID-19 pandemic has continued to affect our business operations. The future direct and indirect impact of the pandemic on our businesses, results of operations and financial condition remains uncertain. Should current economic conditions deteriorate or if the pandemic worsens due to various factors, including through the spread of more easily communicable variants of COVID-19, such conditions could have an adverse effect on our businesses and results of operations and could adversely affect our financial condition. For more information on the pandemic, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Navient’s Response to COVID-19” in our 2021 Form 10-K.

Results of Operations

GAAP Income Statements (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2022	2021	$	%
Interest income
FFELP Loans	$349	$373	$(24)	(6)%
Private Education Loans	276	319	(43)	(13)
Cash and investments	1	—	1	100
Total interest income	626	692	(66)	(10)
Total interest expense	289	329	(40)	(12)
Net interest income	337	363	(26)	(7)
Less: provisions for loan losses	16	(87)	103	(118)
Net interest income after provisions for loan losses	321	450	(129)	(29)
Other income (loss):
Servicing revenue	18	53	(35)	(66)
Asset recovery and business processing revenue	97	139	(42)	(30)
Other income	10	—	10	100
Gains on sales of loans	—	76	(76)	(100)
Gains (losses) on derivative and hedging activities, net	98	36	62	172
Total other income	223	304	(81)	(27)
Expenses:
Operating expenses	205	259	(54)	(21)
Goodwill and acquired intangible assets impairment and amortization expense	4	5	(1)	(20)
Restructuring/other reorganization expenses	3	6	(3)	(50)
Total expenses	212	270	(58)	(21)
Income before income tax expense	332	484	(152)	(31)
Income tax expense	77	114	(37)	(32)
Net income	$255	$370	$(115)	(31)%
Basic earnings per common share	$1.69	$2.02	$(.33)	(16%)
Diluted earnings per common share	$1.67	$2.00	$(.33)	(17%)
Dividends per common share	$.16	$.16	$—	—%

GAAP Comparison of First-Quarter 2022 Results with First-Quarter 2021

For the three months ended March 31, 2022, net income was $255 million, or $1.67 diluted earnings per common share, compared with net income of $370 million, or $2.00 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•

Net interest income decreased by $26 million, primarily as a result of the continued natural paydown of the FFELP and non-refinance Private Education Loan portfolios, as well as the $1.6 billion of Private Education Loans sales in first-quarter 2021. Partially offsetting this decrease was the growth in the Private Education Refinance Loan portfolio.

•	Provisions for loan losses increased $103 million from $(87) million to $16 million:
○	The provision for FFELP loan losses remained unchanged at $0.
○	The provision for Private Education Loan losses increased $103 million from $(87) million to $16 million.

The provision for loan losses in the current period primarily related to loan originations. There has been an improvement in the current and forecasted economic conditions since the prior period, but such improvement has not mitigated the uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits recently and in the future. The negative provision of $(87) million in the year-ago quarter was primarily related to the reversal of $102 million of allowance for loan losses in connection with the sale of approximately $1.6 billion of Private Education Loans discussed below, partially offset by $15 million of provision primarily related to loan originations.

•

Servicing revenue decreased $35 million primarily related to the transfer of the servicing contract for 5.6 million ED owned student loan accounts from Navient to a third party on October 6, 2021. As a result, Navient no longer is a party to the ED servicing contract. To aid in the transition, Navient will provide certain services in 2022 to the third party through a transition services agreement (see discussion below related to “Other income”).

•

Asset recovery and business processing revenue decreased $42 million primarily as a result of a $31 million decrease in revenue earned in our Business Processing segment, primarily due to the expected winddown of the pandemic related contracts providing unemployment benefits, contact tracing and vaccine administration services, which was partially offset by revenue from services we perform for our traditional government and healthcare services clients.

•	Other income increased $10 million primarily related to the transition services being performed in connection with the transfer of the ED servicing contract to a third party, as discussed above.
•

Gains on sales of loans decreased $76 million in connection with the sale of approximately $1.6 billion of Private Education Loans in first-quarter 2021. There was a $13 million gain related to derivatives that were used to hedge this transaction that did not qualify for hedge accounting. As a result, this gain related to the derivatives was included as a part of “gains (losses) on derivative and hedging activities, net” on the income statement. There were no such sales in the current quarter.

•

Net gains on derivative and hedging activities increased $62 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of derivative instruments including Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

Excluding net regulatory-related expenses of $1 million and $8 million in the first quarters of 2022 and 2021, respectively, operating expenses were $204 million and $251 million in the first quarters of 2022 and 2021, respectively. This $47 million decrease was primarily related to no longer being a party to the ED servicing contract as well as the decline in Business Processing segment revenue.

•

During the three months ended March 31, 2022 and 2021, respectively, the Company incurred $3 million and $6 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency.

We repurchased 6.2 million and 8.2 million shares of our common stock during the first quarters of 2022 and 2021, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 32 million common shares (or 17%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2022	2021	2022 vs. 2021
Interest income:
FFELP Loans	$334	$359	(7)%
Cash and investments	—	—	—
Total interest income	334	359	(7)
Total interest expense	195	215	(9)
Net interest income	139	144	(3)
Less: provision for loan losses	—	—	—
Net interest income after provision for loan losses	139	144	(3)
Other income (loss):
Servicing revenue	15	52	(71)
Asset recovery and business processing revenue	3	14	(79)
Other income	11	—	100
Total other income	29	66	(56)
Direct operating expenses	28	63	(56)
Income before income tax expense	140	147	(5)
Income tax expense	33	35	(6)
Net income	$107	$112	(4)%

Comparison of First-Quarter 2022 Results with First-Quarter 2021

•	Net income was $107 million compared to $112 million.
•	Net interest income decreased $5 million, primarily due the natural paydown of the portfolio.
•	Provision for loan losses was unchanged at $0.
○	Charge-offs were $7 million compared with $6 million.
○	Delinquencies greater than 30 days were $5.8 billion compared $3.8 billion.
○	Forbearances were $6.3 billion compared to $8.5 billion.
•	Other revenue decreased $37 million which was primarily a result of the transfer of the ED servicing contract to a third party in October 2021.
•	Expenses were $35 million lower primarily as a result of the decrease in other revenue discussed above.

Key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Segment net interest margin	1.04%	.97%
FFELP Loans:
FFELP Loan spread	1.11%	1.03%
Provision for loan losses	$—	$—
Charge-offs	$7	$6
Charge-off rate	.07%	.06%
Greater than 30-days delinquency rate	13.5%	8.3%
Greater than 90-days delinquency rate	6.4%	3.5%
Forbearance rate	12.9%	15.5%
Average FFELP Loans	$52,258	$58,078
Ending FFELP Loans, net	$51,013	$56,873

(Dollars in billions)
Number of accounts serviced for ED (in millions)(1)	—	5.6
Total federal loans serviced(1)	$59	$285

(1)	Closed on the novation and transfer of our ED servicing contract to a third party in October 2021. As of March 31, 2022, we serviced $59 billion in FFELP (federally guaranteed) loans.

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended March 31,
	2022	2021
FFELP Loan yield	2.10%	1.92%
Hedged Floor Income	.35	.40
Unhedged Floor Income	.14	.18
FFELP Loan net yield	2.59	2.50
FFELP Loan cost of funds	(1.48)	(1.47)
FFELP Loan spread	1.11	1.03
Other interest-earning asset spread impact	(.07)	(.06)
Net interest margin(1)	1.04%	.97%

(1)	The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
FFELP Loans	$52,258	$58,078
Other interest-earning assets	1,930	1,794
Total FFELP Loan interest-earning assets	$54,188	$59,872

As of March 31, 2022, our FFELP Loan portfolio totaled $51.0 billion, comprised of $17.8 billion of FFELP Stafford Loans and $33.2 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of March 31, 2022 was 6 years and 7 years, respectively, assuming a Constant Prepayment Rate (CPR) of 9% and 5%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after March 31, 2022 and 2021, based on interest rates as of those dates.

(Dollars in billions)	March 31, 2022	March 31, 2021
Education loans eligible to earn Floor Income	$50.7	$56.4
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(23.6)	(25.9)
Less: economically hedged Floor Income	(13.0)	(13.5)
Education loans eligible to earn Floor Income after rebates and economically hedged	$14.1	$17.0
Education loans earning Floor Income	$5.6	$12.0

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period April 1, 2022 to December 31, 2026.

(Dollars in billions)	April 1, 2022 to December 31, 2022	2023	2024	2025	2026
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$12.6	$7.8	$2.0	$1.0	$1.0

Servicing Revenue

Servicing revenue decreased $37 million primarily related to the transfer of the servicing contract for 5.6 million ED owned student loan accounts from Navient to a third party on October 6, 2021. As a result, Navient no longer is a party to the ED servicing contract. To aid in the transition, Navient will provide certain services into 2022 to the third party through a transition services agreement (see discussion below related to “Other income”). As part of the transaction, approximately 700 Navient employees were transferred to the third party. This transaction provided a seamless transition for millions of borrowers ensuring the ongoing servicing capacity for the Department of ED through the knowledge transfer and ongoing employment of 700 employees. Additional benefits to Navient of this transaction are the simplification of our business, reducing our overall risk profile and avoiding significant severance expense.

Third-party loan servicing fees in the three months ended March 31, 2022 and 2021 included $0 and $34 million, respectively, of servicing revenue related to the ED servicing contract.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue decreased $11 million primarily as a result of the impact of COVID-19 on certain collection and processing activities (temporary stoppage or other restrictions on certain activities).

Other Income

Other income increased $11 million primarily related to the transition services being performed in connection with the transfer of the ED Servicing contract to a third party as discussed above.

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing and asset recovery activities on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $35 million lower primarily as a result of the decrease in servicing and asset recovery revenue discussed above.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2022	2021	2022 vs. 2021
Interest income:
Private Education Loans	$276	$319	(13)%
Cash and investments	1	—	100
Interest income	277	319	(13)
Interest expense	125	150	(17)
Net interest income	152	169	(10)
Less: provision for loan losses	16	(87)	118
Net interest income after provision for loan losses	136	256	(47)
Other income (loss):
Servicing revenue	3	1	200
Gains on sales of loans	—	89	(100)
Total other income	3	90	(97)
Direct operating expenses	35	41	(15)
Income before income tax expense	104	305	(66)
Income tax expense	25	71	(65)
Net income	$79	$234	(66)%

Comparison of First-Quarter 2022 Results with First-Quarter 2021

•	Originated $966 million of Private Education Loans compared to $1.7 billion.
•

Net income was $79 million compared to $234 million, a $155 million decrease. Excluding the $1.6 billion of loan sales in first-quarter 2021, net income decreased $9 million from the prior period. The $1.6 billion loan sales resulted in gains on sales of $89 million and the reversal of $102 million of allowance for loan losses through provision.

•

Net interest income decreased $17 million primarily due to the natural paydown of the non-refinance loan portfolio, as well as the $1.6 billion of loan sales in first-quarter 2021. Partially offsetting this decrease was the growth of the Private Education Refinance Loan portfolio.

•

Provision for loan losses increased $103 million. The $16 million of provision for loan losses in the current period primarily related to loan originations. There has been an improvement in the current and forecasted economic conditions since the prior period, but such improvement has not mitigated the uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits recently and in the future. The negative provision of $(87) million in the year-ago quarter was primarily related to the reversal of $102 million of allowance for loan losses in connection with the sale of approximately $1.6 billion of Private Education Loans, partially offset by $15 million of provision primarily related to loan originations. The increase in charge-offs and delinquencies detailed below was expected as loans return to repayment after pandemic relief.

○	Charge-offs were $69 million compared with $35 million.
○	Private Education Loan delinquencies greater than 90 days: $314 million, up $133 million from $181 million.
○	Private Education Loan delinquencies greater than 30 days: $810 million, up $350 million from $460 million.
○	Private Education Loan forbearances: $418 million, down $379 million from $797 million.
•

Other revenue decreased $87 million primarily due to $89 million of gains on sales of education loans in connection with the sale of $1.6 billion of Private Education Loans in first-quarter 2021. There were no such sales in the current quarter.

•	Expenses decreased $6 million.

Key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Segment net interest margin	2.80%	2.99%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	2.97%	3.21%
Provision for loan losses	$16	$(87)
Charge-offs	$69	$35
Charge-off rate	1.38%	.68%
Greater than 30-days delinquency rate	4.0%	2.3%
Greater than 90-days delinquency rate	1.6%	.9%
Forbearance rate	2.0%	3.9%
Average Private Education Loans	$21,157	$22,143
Ending Private Education Loans, net	$20,088	$19,742
Private Education Refinance Loans:
Charge-offs	$6	$3
Greater than 90-day delinquency rate	.1%	.1%
Average balance of Private Education Refinance Loans	$10,084	$8,604
Ending balance of Private Education Refinance Loans	$9,995	$7,882
Private Education Refinance Loan originations	$941	$1,671

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended March 31,
	2022	2021
Private Education Loan yield	5.28%	5.84%
Private Education Loan cost of funds	(2.31)	(2.63)
Private Education Loan spread	2.97	3.21
Other interest-earning asset spread impact	(.17)	(.22)
Net interest margin(1)	2.80%	2.99%

(1)	The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Private Education Loans	$21,157	$22,143
Other interest-earning assets	732	822
Total Private Education Loan interest-earning assets	$21,889	$22,965

The decrease in the net interest margin from the prior year is primarily a result of the refinance loan portfolio becoming a larger percentage of the overall portfolio.

As of March 31, 2022, our Private Education Loan portfolio totaled $20.1 billion, comprised of $10.0 billion of refinance loans and $10.1 billion of non-refinance loans. The weighted-average life of these portfolios as of March 31, 2022 was 3 years and 5 years, respectively, assuming a Constant Prepayment Rate (CPR) of 20% and 9%, respectively.

Provision for Loan Losses

The provision for Private Education Loan losses increased $103 million. The provision for loan losses in the current period primarily related to loan originations. There has been an improvement in the current and forecasted economic conditions since the prior period, but such improvement has not mitigated the uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits recently and in the future. The negative provision of $(87) million in the first quarter of 2021 was primarily related to the reversal of $102 million of allowance for loan losses in connection with the sale of $1.6 billion of Private Education Loans, partially offset by $15 million of provision primarily related to loan originations.

Gains on Sales of Loans

Gains on sales of loans decreased $89 million in connection with the sale of $1.6 billion of Private Education Loans in first-quarter 2021. There were no such sales in the current period.

Operating Expenses

Operating expenses for our consumer lending segment include costs to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses decreased $6 million primarily related to lower originations.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2022	2021	2022 vs. 2021
Business processing revenue	$94	$125	(25)%
Direct operating expenses	76	91	(16)
Income before income tax expense	18	34	(47)
Income tax expense	4	8	(50)
Net income	$14	$26	(46)%

Comparison of First-Quarter 2022 Results with First-Quarter 2021

•	Net income was $14 million compared to $26 million.
•

Revenue decreased $31 million, or 25%, primarily due to the expected winddown of the pandemic related contracts, which was partially offset by revenue from services we perform for our traditional government and healthcare services clients.

•	EBITDA was $19 million, down $17 million, or 47%. The decrease in EBITDA is primarily the result of the revenue decrease discussed above.

Key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Revenue from government services	$49	$63
Revenue from healthcare services	45	62
Total fee revenue	$94	$125
EBITDA(1)	$19	$36
EBITDA margin(1)	20%	29%

(1) Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2022	2021	2022 vs. 2021
Net interest loss after provision for loan losses	$(15)	$(18)	(17)%
Other income	(1)	—	(100)
Expenses:
Unallocated shared services expenses:
Unallocated information technology costs	21	21	—
Unallocated corporate costs	45	43	5
Total unallocated shared services expenses	66	64	3
Restructuring/other reorganization expenses	3	6	(50)
Total expenses	69	70	(1)
Loss before income tax benefit	(85)	(88)	(3)
Income tax benefit	(20)	(21)	(5)
Net income (loss)	$(65)	$(67)	(3)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The decrease in the net interest loss is primarily a result of a decrease in the size of the liquidity portfolio as well as a decrease in the cost of funds of the debt funding the corporate liquidity portfolio.

Unallocated Shared Services Expenses

Unallocated shared services expenses are comprised of costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management and the board of directors. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. On an adjusted basis, expenses increased $9 million from the year-ago quarter, primarily related to the year-ago period having a $10 million insurance reimbursement related to litigation matters. Adjusted expenses exclude $1 million and $8 million, respectively, of regulatory-related expenses in the first quarters of 2022 and 2021.

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

Restructuring/Other Reorganization Expenses

During the first quarters of 2022 and 2021, the Company incurred $3 million and $6 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were primarily due to facility lease terminations and severance-related costs.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of Our Education Loan Portfolio

Ending Education Loan Balances, net

	March 31, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$21	$—	$21	$40	$61
Grace, repayment and other(2)	17,983	33,264	51,247	21,012	72,259
Total	18,004	33,264	51,268	21,052	72,320
Allowance for loan losses	(176)	(79)	(255)	(964)	(1,219)
Total education loan portfolio	$17,828	$33,185	$51,013	$20,088	$71,101
% of total FFELP	35%	65%	100%
% of total	25%	47%	72%	28%	100%

	December 31, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$20	$—	$20	$19	$39
Grace, repayment and other(2)	18,379	34,504	52,883	21,161	74,044
Total	18,399	34,504	52,903	21,180	74,083
Allowance for loan losses	(180)	(82)	(262)	(1,009)	(1,271)
Total education loan portfolio	$18,219	$34,422	$52,641	$20,171	$72,812
% of total FFELP	35%	65%	100%
% of total	25%	47%	72%	28%	100%

	March 31, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$28	$—	$28	$21	$49
Grace, repayment and other(2)	19,381	37,746	57,127	20,713	77,840
Total	19,409	37,746	57,155	20,734	77,889
Allowance for loan losses	(191)	(91)	(282)	(992)	(1,274)
Total education loan portfolio	$19,218	$37,655	$56,873	$19,742	$76,615
% of total FFELP	34%	66%	100%
% of total	25%	49%	74%	26%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Education Loan Activity

	Three Months Ended March 31, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$18,219	$34,422	$52,641	$20,171	$72,812
Acquisitions (originations and purchases)(1)	—	1	1	1,090	1,091
Capitalized interest and premium/discount amortization	170	183	353	53	406
Refinancings and consolidations to third parties	(245)	(686)	(931)	(222)	(1,153)
Repayments and other	(316)	(735)	(1,051)	(1,004)	(2,055)
Ending balance	$17,828	$33,185	$51,013	$20,088	$71,101

	Three Months Ended March 31, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$19,607	$38,677	$58,284	$21,079	$79,363
Acquisitions (originations and purchases)(1)	2	2	4	1,730	1,734
Capitalized interest and premium/discount amortization	191	210	401	45	446
Refinancings and consolidations to third parties	(248)	(432)	(680)	(139)	(819)
Loan sales	—	—	—	(1,465)	(1,465)
Repayments and other	(334)	(802)	(1,136)	(1,508)	(2,644)
Ending balance	$19,218	$37,655	$56,873	$19,742	$76,615

(1)

Includes the origination of $218 million and $593 million of Private Education Refinance Loans in the first quarters of 2022 and 2021, respectively, that refinanced FFELP and Private Education Loans that were on our balance sheet.

FFELP Loan Portfolio Performance

	March 31, 2022		December 31, 2021		March 31, 2021
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,232		$2,220		$2,781
Loans in forbearance(2)	6,312		6,292		8,452
Loans in repayment and percentage of each status:
Loans current	36,948	86.5%	39,679	89.4%	42,127	91.7%
Loans delinquent 31-60 days(3)	1,888	4.4	1,696	3.8	1,377	3.0
Loans delinquent 61-90 days(3)	1,148	2.7	904	2.0	813	1.8
Loans delinquent greater than 90 days(3)	2,740	6.4	2,112	4.8	1,605	3.5
Total FFELP Loans in repayment	42,724	100%	44,391	100%	45,922	100%
Total FFELP Loans	51,268		52,903		57,155
FFELP Loan allowance for losses	(255)		(262)		(282)
FFELP Loans, net	$51,013		$52,641		$56,873
Percentage of FFELP Loans in repayment		83.3%		83.9%		80.3%
Delinquencies as a percentage of FFELP Loans in repayment		13.5%		10.6%		8.3%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.9%		12.4%		15.5%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Portfolio Performance

	March 31, 2022		December 31, 2021		March 31, 2021
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$377		$361		$457
Loans in forbearance(2)	418		535		797
Loans in repayment and percentage of each status:
Loans current	19,447	96.0%	19,634	96.8%	19,020	97.7%
Loans delinquent 31-60 days(3)	290	1.4	222	1.1	179	.9
Loans delinquent 61-90 days(3)	206	1.0	131	.6	100	.5
Loans delinquent greater than 90 days(3)	314	1.6	297	1.5	181	.9
Total Private Education Loans in repayment	20,257	100%	20,284	100%	19,480	100%
Total Private Education Loans	21,052		21,180		20,734
Private Education Loan allowance for losses	(964)		(1,009)		(992)
Private Education Loans, net	$20,088		$20,171		$19,742
Percentage of Private Education Loans in repayment		96.2%		95.8%		94.0%
Delinquencies as a percentage of Private Education Loans in repayment		4.0%		3.2%		2.3%
Loans in forbearance as a percentage of loans in repayment and forbearance		2.0%		2.6%		3.9%
Percentage of Private Education Loans with a cosigner(4)		34%		35%		40%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.
(4)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for all periods presented.

Allowance for Loan Losses

	Three Months Ended March 31,
	2022			2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$262	$1,009	$1,271	$288	$1,089	$1,377
Provision:
Reversal of allowance related to loan sales(1)	—	—	—	—	(102)	(102)
Remaining provision	—	16	16	—	15	15
Total provision	—	16	16	—	(87)	(87)
Charge-offs(2)	(7)	(69)	(76)	(6)	(35)	(41)
Decrease in expected future recoveries on charged- off loans(3)	—	8	8	—	25	25
Allowance at end of period	255	964	1,219	282	992	1,274
Plus: expected future recoveries on charged-off loans(3)	—	321	321	—	454	454
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$255	$1,285	$1,540	$282	$1,446	$1,728
Charge-offs as a percentage of average loans in repayment (annualized)	.07%	1.38%		.06%	.68%
Allowance coverage of charge-offs (annualized)(4)	8.8	4.6		10.7	10.2
Allowance as a percentage of the ending total loan balance(4)	.5%	6.1%		.5%	7.0%
Allowance as a percentage of ending loans in repayment(4)	.6%	6.3%		.6%	7.4%
Ending total loans	$51,268	$21,052		$57,155	$20,734
Average loans in repayment	$43,125	$20,387		$47,044	$20,883
Ending loans in repayment	$42,724	$20,257		$45,922	$19,480

(1)	In connection with the sale of approximately $1.6 billion of Private Education Loans in the first quarter of 2021.
(2)

Charge-offs are reported net of expected recoveries. For Private Education Loans, at the time of charge-off the expected recovery amount is transferred from the education loan balance to the allowance for loan loss and is referred to as the “expected future recoveries on charged-off loans.” For FFELP Loans, the recovery is received at the time of charge-off

(3)

At the end of each month, for Private Education Loans that are 212 or more days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this as the “expected future recoveries on charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for Private Education Loan losses with an offsetting reduction in the expected future recoveries for charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on charged-off loans:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Beginning of period expected recoveries	$329	$479
Expected future recoveries of current period defaults	12	5
Recoveries	(15)	(25)
Charge-offs	(5)	(5)
End of period expected recoveries	$321	$454
Change in balance during period	$(8)	$(25)

(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

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

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $7.1 billion at March 31, 2022. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $1.0 billion of senior unsecured notes that mature in the short term (i.e., over the next 12 months) and the remaining $6.1 billion of senior unsecured notes that mature in the long term (from 2023 to 2043 with 81% maturing by 2029), through a number of sources. These sources primarily are our cash on hand, unencumbered FFELP Loan and Private Education Refinance Loan portfolios (see “Sources of Primary Liquidity” below), the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans (a portion of which are done through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We purchased 6.2 million shares of common stock for $115 million in the first quarter of 2022 and have $885 million of unused share repurchase authority as of March 31, 2022.

Sources of Primary Liquidity

(Dollars in millions)	March 31, 2022	December 31, 2021	March 31, 2021
Ending Balances:
Total unrestricted cash and liquid investments	$708	$905	$1,497
Unencumbered FFELP Loans	222	124	259
Unencumbered Private Education Refinance Loans	232	383	936
Total	$1,162	$1,412	$2,692

	Three Months Ended
(Dollars in millions)	March 31, 2022	December 31, 2021	March 31, 2021
Average Balances:
Total unrestricted cash and liquid investments	$874	$1,339	$1,198
Unencumbered FFELP Loans	177	119	276
Unencumbered Private Education Refinance Loans	343	565	752
Total	$1,394	$2,023	$2,226

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the FFELP Loan and Private Education Loan asset-backed commercial paper (ABCP) facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail the additional borrowing capacity of these facilities with maturity dates ranging from June 2022 to April 2024.

(Dollars in millions)	March 31, 2022	December 31, 2021	March 31, 2021
Ending Balances
FFELP Loan ABCP facilities	$352	$546	$826
Private Education Loan ABCP facilities	2,137	2,235	2,844
Total	$2,489	$2,781	$3,670

	Three Months Ended
(Dollars in millions)	March 31, 2022	December 31, 2021	March 31, 2021
Average Balances
FFELP Loan ABCP facilities	$382	$441	$656
Private Education Loan ABCP facilities	2,239	2,419	2,420
Total	$2,621	$2,860	$3,076

At March 31, 2022, we had a total of $4.0 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $2.1 billion principal of our unencumbered tangible assets of which $1.9 billion and $222 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of March 31, 2022, we had $5.7 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Our secured financing facilities include Private Education Loan ABS Repurchase Facilities, which had $0.5 billion outstanding as of March 31, 2022. These repurchase facilities are collateralized by the net assets in previously issued Private Education Loan ABS trusts and have had a cost of funds lower than that of a new unsecured debt issuance.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	March 31, 2022	December 31, 2021
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$3.8	3.8
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	1.9	1.7
Tangible unencumbered assets(1)	4.0	4.5
Senior unsecured debt	(7.0)	(7.0)
Mark-to-market on unsecured hedged debt(2)	(.1)	(.3)
Other liabilities, net	(.5)	(.8)
Total Tangible Equity (1)	$2.1	$1.9

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”
(2)

At March 31, 2022 and December 31, 2021, there were $35 million and $324 million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).

Borrowings

Ending Balances

	March 31, 2022			December 31, 2021
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$999	$6,018	$7,017	$—	$7,014	$7,014
Total unsecured borrowings	999	6,018	7,017	—	7,014	7,014
Secured borrowings:
FFELP Loan securitizations	—	49,622	49,622	—	51,841	51,841
Private Education Loan securitizations	515	14,038	14,553	543	14,074	14,617
FFELP Loan ABCP facilities	619	145	764	282	150	432
Private Education Loan ABCP facilities	1,462	1,114	2,576	1,363	1,152	2,515
Other	204	—	204	302	—	302
Total secured borrowings	2,800	64,919	67,719	2,490	67,217	69,707
Core Earnings basis borrowings(1)	3,799	70,937	74,736	2,490	74,231	76,721
Adjustment for GAAP accounting treatment	3	(112)	(109)	—	257	257
GAAP basis borrowings	$3,802	$70,825	$74,627	$2,490	$74,488	$76,978

Average Balances

	Three Months Ended March 31,
	2022		2021
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$7,015	4.30%	$8,675	4.60%
Total unsecured borrowings	7,015	4.30	8,675	4.60
Secured borrowings:
FFELP Loan securitizations	50,553	1.31	54,533	1.28
Private Education Loan securitizations	14,653	2.29	14,644	2.55
FFELP Loan ABCP facilities	692	1.57	2,043	1.49
Private Education Loan ABCP facilities	2,496	1.90	2,355	2.08
Other	251	.67	283	.32
Total secured borrowings	68,645	1.54	73,858	1.56
Core Earnings basis borrowings(1)	75,660	1.79	82,533	1.88
Adjustment for GAAP accounting treatment	—	(.24)	—	(.27)
GAAP basis borrowings	$75,660	1.55%	$82,533	1.61%

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.” The differences in derivative accounting give rise to the difference above.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). A discussion of our critical accounting policies, which includes the allowance for loan losses, goodwill impairment assessment, and premium and discount amortization, can be found in our 2021 Form 10-K. In the first quarter of 2022, we considered the potential negative impact associated with the uncertainty in connection with both historically high inflation and the war in Ukraine and the potential impact on these critical accounting policies. We concluded there was not a material impact at this time. This will continue to be monitored and assessed during 2022.

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

	Three Months Ended March 31, 2022
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$334	$276	$—	$—	$610	$19	$(4)	$15	$625
Cash and investments	—	1	—	—	1	—	—	—	1
Total interest income	334	277	—	—	611	19	(4)	15	626
Total interest expense	195	125	—	15	335	—	(46)	(46)	289
Net interest income (loss)	139	152	—	(15)	276	19	42	61	337
Less: provisions for loan losses	—	16	—	—	16	—	—	—	16
Net interest income (loss) after provisions for loan losses	139	136	—	(15)	260	19	42	61	321
Other income (loss):
Servicing revenue	15	3	—	—	18	—	—	—	18
Asset recovery and business processing revenue	3	—	94	—	97	—	—	—	97
Other income (loss)	11	—	—	(1)	10	(19)	117	98	108
Total other income (loss)	29	3	94	(1)	125	(19)	117	98	223
Expenses:
Direct operating expenses	28	35	76	—	139	—	—	—	139
Unallocated shared services expenses	—	—	—	66	66	—	—	—	66
Operating expenses	28	35	76	66	205	—	—	—	205
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	4	4	4
Restructuring/other reorganization expenses	—	—	—	3	3	—	—	—	3
Total expenses	28	35	76	69	208	—	4	4	212
Income (loss) before income tax expense (benefit)	140	104	18	(85)	177	—	155	155	332
Income tax expense (benefit)(2)	33	25	4	(20)	42	—	35	35	77
Net income (loss)	$107	$79	$14	$(65)	$135	$—	$120	$120	$255

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$61	$—	$61
Total other income (loss)	98	—	98
Goodwill and acquired intangible asset impairment and amortization	—	4	4
Total Core Earnings adjustments to GAAP	$159	$(4)	155
Income tax expense (benefit)			35
Net income (loss)			$120

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended March 31, 2021
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$359	$319	$—	$—	$678	$23	$(9)	$14	$692
Cash and investments	—	—	—	—	—	—	—	—	—
Total interest income	359	319	—	—	678	23	(9)	14	692
Total interest expense	215	150	—	18	383	(1)	(53)	(54)	329
Net interest income (loss)	144	169	—	(18)	295	24	44	68	363
Less: provisions for loan losses	—	(87)	—	—	(87)	—	—	—	(87)
Net interest income (loss) after provisions for loan losses	144	256	—	(18)	382	24	44	68	450
Other income (loss):
Servicing revenue	52	1	—	—	53	—	—	—	53
Asset recovery and business processing revenue	14	—	125	—	139	—	—	—	139
Other income (loss)	—	—	—	—	—	(11)	47	36	36
Gains on sales of loans	—	89	—	—	89	(13)	—	(13)	76
Total other income (loss)	66	90	125	—	281	(24)	47	23	304
Expenses:
Direct operating expenses	63	41	91	—	195	—	—	—	195
Unallocated shared services expenses	—	—	—	64	64	—	—	—	64
Operating expenses	63	41	91	64	259	—	—	—	259
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	5	5	5
Restructuring/other reorganization expenses	—	—	—	6	6	—	—	—	6
Total expenses	63	41	91	70	265	—	5	5	270
Income (loss) before income tax expense (benefit)	147	305	34	(88)	398	—	86	86	484
Income tax expense (benefit)(2)	35	71	8	(21)	93	—	21	21	114
Net income (loss)	$112	$234	$26	$(67)	$305	$—	$65	$65	$370

(1)	Core Earnings adjustments to GAAP:
	Three Months Ended March 31, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$68	$—	$68
Total other income (loss)	23	—	23
Goodwill and acquired intangible asset impairment and amortization	—	5	5
Total Core Earnings adjustments to GAAP	$91	$(5)	86
Income tax expense (benefit)			21
Net income (loss)			$65

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Core Earnings net income	$135	$305
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	159	91
Net impact of goodwill and acquired intangible assets	(4)	(5)
Net income tax effect	(35)	(21)
Total Core Earnings adjustments to GAAP	120	65
GAAP net income	$255	$370

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Core Earnings derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$98	$36
Plus: Gains (losses) on fair value hedging activity included in interest expense	41	45
Total gains (losses) in GAAP net income	139	81
Plus: Reclassification of settlement expense (income) on derivative and hedging activities, net(1)	19	11
Mark-to-market gains (losses) on derivative and hedging activities, net(2)	158	92
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	(4)	(9)
Other derivative accounting adjustments(3)	5	8
Total net impact of derivative accounting	$159	$91

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

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(19)	$(23)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	—	(1)
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	13
Total reclassifications of settlements on derivative and hedging activities	$(19)	$(11)

(2)	“Mark-to-market gains (losses) on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Floor Income Contracts	$55	$37
Basis swaps	2	4
Foreign currency hedges	16	30
Other	85	21
Total mark-to-market gains (losses) on derivative and hedging activities, net	$158	$92

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of March 31, 2022, derivative accounting has decreased GAAP equity by approximately $63 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Beginning impact of derivative accounting on GAAP equity	$(299)	$(616)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	236	117
Ending impact of derivative accounting on GAAP equity	$(63)	$(499)

(1)	Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Total pre-tax net impact of derivative accounting recognized in net income(2)	$159	$91
Tax and other impacts of derivative accounting adjustments	(37)	(22)
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	114	48
Net impact of net mark-to-market gains (losses) under derivative accounting	$236	$117

(2)	See “Core Earnings derivative adjustments” table above.

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

(Dollars in millions)	March 31, 2022	March 31, 2021
Total hedged Floor Income, net of tax(1)(2)	$289	$364

(1)	$377 million and $476 million on a pre-tax basis as of March 31, 2022 and March 31, 2021, respectively.
(2)

Of the $289 million as of March 31, 2022, approximately $94 million, $98 million, $39 million and $21 million will be recognized as part of Core Earnings net income in the remainder of 2022, 2023, 2024 and 2025, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Core Earnings goodwill and acquired intangible asset adjustments	$(4)	$(5)

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

The following table summarizes these expenses which are excluded:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Restructuring/other reorganization expenses	$3	$6
Regulatory-related expenses	1	8
Total	$4	$14

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

(Dollars in millions)	March 31, 2022	March 31, 2021
Navient Corporation's stockholders' equity	$2,824	$2,723
Less: Goodwill and acquired intangible assets	722	731
Tangible Equity	2,102	1,992
Less: Equity held for FFELP Loans	255	284
Adjusted Tangible Equity	$1,847	$1,708
Divided by:
Total assets	$78,158	$84,957
Less:
Goodwill and acquired intangible assets	722	731
FFELP Loans	51,013	56,873
Adjusted tangible assets	$26,423	$27,353
Adjusted Tangible Equity Ratio(1)	7.0%	6.2%

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

(Dollars in millions)	March 31, 2022	March 31, 2021
Adjusted Tangible Equity (from above table)	$1,847	$1,708
Plus: ending impact of derivative accounting on GAAP equity	63	499
Pro forma Adjusted Tangible Equity	$1,910	$2,207
Divided by: adjusted tangible assets (from above table)	$26,423	$27,353
Pro forma Adjusted Tangible Equity Ratio	7.2%	8.1%

3.   Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses. EBITDA for the Business Processing segment is calculated as:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Pre-tax income	$18	$34
Plus:
Depreciation and amortization expense(1)	1	2
EBITDA	$19	$36
Divided by:
Total revenue	$94	$125
EBITDA margin	20%	29%

(1)	There is no interest expense in this segment.

Legal Proceedings

For a discussion of legal matters as of March 31, 2022, please refer to “Note 9 – Commitments and Contingencies” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. For a discussion of our risk factors, please see “Risk Factors” in our 2021 Annual Report on Form 10-K. These are not the only risks to which we are exposed.

Quantitative and Qualitative Disclosures about Market Risk

LIBOR Transition

We continue to work internally as well as with external parties to ensure an orderly transition from one-month and three-month LIBOR to an alternative benchmark rate by the June 30, 2023 transition date. We have established an internal LIBOR transition team whose purpose is to assess impacts, recommend plans and coordinate transition efforts among different business areas. Executive management and the LIBOR transition team provide quarterly reports to our Board of Directors. We have also established internal LIBOR working groups comprised of members from different business areas who meet regularly to assess specific business-level impacts and to implement operational changes necessary to effectuate a successful transition from LIBOR. In addition to our enterprise-wide efforts, we engage with market participants, industry groups and regulators, including the Alternative Reference Rates Committee (the ARRC), to develop plans and documentation to facilitate the transition to an alternative benchmark rate.

We support the ARRC’s recommendation to replace LIBOR with the Secured Overnight Financing Rate (SOFR) and continue to comply with the ARRC’s recommended best practices for completing the transition from LIBOR. All our new variable rate Private Education Loans issued since December 2021 are indexed to SOFR. Also, as of December 31, 2021, we have ceased entering into any other new contracts that are indexed to LIBOR and, where practicable, have engaged with counterparties to modify certain existing contracts to transition the existing reference rate from LIBOR to SOFR. With respect to our legacy variable rate Private Education Loans and other financial contracts that reference USD LIBOR and contain fallbacks provisions that clearly specify a method for the transition from LIBOR, we plan to transition such loans using such existing fallbacks. We have engaged with our IT vendors and impacted internal work groups to prepare and update our systems, procedures and processes to transition LIBOR-indexed contracts to SOFR. With respect to our financial instruments that do not include fallback provisions that clearly specify a method for the transition from LIBOR to an alternative benchmark rate, where practicable and commercially reasonable, we have made efforts to engage with customers, counterparties and investors to modify such instruments. Due to stringent noteholder consent requirements, it may be impracticable or impossible to modify certain financial instruments like certain of our ABS. Further, the SAP formula for our FFELP Loans, which is indexed to one-month LIBOR, cannot be modified without legislative action. Thus, in such instances, we may need to rely on the New York state LIBOR legislation or the proposed federal legislation to transition to SOFR.

On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law. The LIBOR Act provides that for contracts that contain no fallback provision or contain fallback provisions that do not identify a specific USD LIBOR benchmark replacement (including the SAP formula for FFELP Loans), a benchmark replacement recommended by the Federal Reserve Bank of New York will automatically replace the USD LIBOR benchmark in the contract after June 30, 2023. The recommended benchmark replacement will be based on the SOFR published by the Federal Reserve Bank of New York, including any recommended spread adjustment and benchmark replacement conforming changes. Following the enactment of the LIBOR Act, all of our financial instruments which are currently indexed to USD LIBOR will transition to SOFR by no later than June 30, 2023.

For a discussion of the risks related to the LIBOR transition, see “Risk Factors – Market, Funding & Liquidity Risk – The transition away from the LIBOR reference rate to an alternative reference rate may create uncertainty in the capital markets and may negatively impact the value of existing LIBOR based financial instruments. Post transition alternative reference rates may perform significantly different than LIBOR” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at March 31, 2022 and 2021, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of March 31, 2022		As of March 31, 2021
	Impact on Annual Earnings If:		Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities(1)	$25	$4	$(34)	$13
Mark-to-market gains (losses) on derivative and hedging activities	43	(63)	115	(153)
Increase (decrease) in income before taxes	$68	$(59)	$81	$(140)
Increase (decrease) in net income after taxes	$52	$(45)	$62	$(108)
Increase (decrease) in diluted earnings per common share	$.35	$(.30)	$.35	$(.60)

(1)	If decreasing interest rates by 100 basis points results in a negative interest rate, we assume the interest rate is 0% for this disclosure (as opposed to being a negative interest rate).

	At March 31, 2022
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$70,588	$(152)	—	$231	—
Other earning assets	3,424	—	—	—	—
Other assets	3,633	18	—	85	2
Total assets gain/(loss)	$77,645	$(134)	—%	$316	—%
Liabilities
Interest-bearing liabilities	$73,328	$(321)	—%	$347	—%
Other liabilities	701	119	17	(8)	(1)
Total liabilities (gain)/loss	$74,029	$(202)	—%	$339	—%

	At December 31, 2021
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$74,772	$(279)	—	$432	1%
Other earning assets	3,845	—	—	—	—
Other assets	3,948	(124)	(3)	263	7
Total assets gain/(loss)	$82,565	$(403)	—%	$695	1%
Liabilities
Interest-bearing liabilities	$77,040	$(356)	—%	$386	1%
Other liabilities	1,019	(40)	(4)	193	19
Total liabilities (gain)/loss	$78,059	$(396)	(1)%	$579	1%

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

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged FFELP Loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; and (ii) a portion of our variable rate assets being funded with fixed rate liabilities. Item (i) will generally cause income to decrease when interest rates increase and income to increase when interest rates decrease. Item (ii) has the opposite effect. The changes due to the interest rate scenarios in the current period, in relation to each other and in relation to the prior period, are primarily a result of the 1-year LIBOR forward curve increasing significantly from the prior period which results in less loss of Floor Income when interest rates are increased and a greater increase to Floor Income when rates are decreased.

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in both periods is primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. In both periods, the mark-to-market gains (losses) are primarily related to derivatives that don’t qualify for hedge accounting that are used to economically hedge Floor Income as well as the origination of fixed rate Private Education Refinance loans. As a result of not qualifying for hedge accounting, there is not an offsetting mark- to-market of the hedged item in this analysis. The mark-to-market gains (losses) where interest rates increase and decrease 100 basis points are lower in 2022 than 2021 primarily as a result of an increased interest rate environment in 2022 and a decline in the notional amount of derivatives outstanding in connection with the decrease in the education loan portfolio over that time period.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2022. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.6	$—	$2.6
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	1.4	—	1.4
Prime	monthly	5.1	—	5.1
3-month LIBOR	quarterly	.3	22.2	(21.9)
3-month LIBOR(2)	monthly	—	.5	(.5)
3-month LIBOR(2)	daily	—	.1	(.1)
1-month LIBOR	monthly	3.4	29.8	(26.4)
1-month LIBOR	daily	48.2	—	48.2
SOFR(3)	various	—	.1	(.1)
Non-Discrete reset(2)(4)	monthly	—	3.7	(3.7)
Non-Discrete reset(5)	daily/weekly	3.4	.2	3.2
Fixed Rate(6)		13.4	21.6	(8.2)
Total		$78.2	$78.2	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding includes loan repurchase facilities.
(3)	Assets include $37M of student loans indexed to 30-day average SOFR. Funding includes $50M indexed to 30-day average SOFR or 90-day average SOFR.
(4)	Funding consists of auction rate ABS and ABCP facilities.
(5)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(6)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

Core Earnings Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.6	$—	$2.6
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	1.4	—	1.4
Prime	monthly	5.1	—	5.1
3-month LIBOR	quarterly	.3	4.2	(3.9)
3-month LIBOR(2)	monthly	—	.5	(.5)
3-month LIBOR(2)	daily	—	.1	(.1)
1-month LIBOR	monthly	3.4	46.4	(43.0)
1-month LIBOR	daily	48.2	—	48.2
SOFR(3)	various	—	.1	(.1)
Non-Discrete reset(2)(4)	monthly	—	3.7	(3.7)
Non-Discrete reset(5)	daily/weekly	3.4	.2	3.2
Fixed Rate(6)		13.3	22.9	(9.6)
Total		$78.1	$78.1	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding includes loan repurchase facilities.
(3)	Assets include $37M of student loans indexed to 30-day average SOFR. Funding includes $50M indexed to 30-day average SOFR or 90-day average SOFR.
(4)	Funding consists of auction rate ABS and ABCP facilities.
(5)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(6)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchases of shares of our common stock in the three months ended March 31, 2022.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 — January 31, 2022	2.0	$20.03	1.9	$963
February 1 — February 28, 2022	3.5	18.12	2.7	$913
March 1 — March 31, 2022	1.9	17.00	1.6	$885
Total first-quarter 2022	7.4	$18.33	6.2

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	In December 2021, our board of directors approved a $1 billion multi-year share repurchase program.

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2022. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
FFELP Loans (net of allowance for losses of $255 and $262, respectively)	$51,013	$52,641
Private Education Loans (net of allowance for losses of $964 and $1,009, respectively)	20,088	20,171
Investments
Held-to-maturity	69	74
Other	141	193
Total investments	210	267
Cash and cash equivalents	708	905
Restricted cash and cash equivalents	2,506	2,673
Goodwill and acquired intangible assets, net	722	725
Other assets	2,911	3,223
Total assets	$78,158	$80,605
Liabilities
Short-term borrowings	$3,802	$2,490
Long-term borrowings	70,825	74,488
Other liabilities	701	1,019
Total liabilities	75,328	77,997
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized at December 31, 2021; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 461 million and 459 million shares issued, respectively	4	4
Additional paid-in capital	3,302	3,282
Accumulated other comprehensive loss (net of tax benefit of $7 and $45, respectively)	(19)	(133)
Retained earnings	4,167	3,939
Total Navient Corporation stockholders’ equity before treasury stock	7,454	7,092
Less: Common stock held in treasury at cost: 312 million and 305 million shares, respectively	(4,630)	(4,495)
Total Navient Corporation stockholders’ equity	2,824	2,597
Noncontrolling interest	6	11
Total equity	2,830	2,608
Total liabilities and equity	$78,158	$80,605

Supplemental information — assets and liabilities of consolidated variable interest entities:

	March 31, 2022	December 31, 2021
FFELP Loans	$50,779	$52,502
Private Education Loans	18,224	18,147
Restricted cash	2,471	2,649
Other assets, net	1,500	1,522
Short-term borrowings	2,596	2,188
Long-term borrowings	64,755	67,107
Net assets of consolidated variable interest entities	$5,623	$5,525

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Interest income:
FFELP Loans	$349	$373
Private Education Loans	276	319
Cash and investments	1	—
Total interest income	626	692
Total interest expense	289	329
Net interest income	337	363
Less: provisions for loan losses	16	(87)
Net interest income after provisions for loan losses	321	450
Other income (loss):
Servicing revenue	18	53
Asset recovery and business processing revenue	97	139
Other income	10	—
Gains on sales of loans	—	76
Gains (losses) on derivative and hedging activities, net	98	36
Total other income	223	304
Expenses:
Salaries and benefits	120	149
Other operating expenses	85	110
Total operating expenses	205	259
Goodwill and acquired intangible asset impairment and amortization expense	4	5
Restructuring/other reorganization expenses	3	6
Total expenses	212	270
Income before income tax expense	332	484
Income tax expense	77	114
Net income	$255	$370
Basic earnings per common share	$1.69	$2.02
Average common shares outstanding	151	183
Diluted earnings per common share	$1.67	$2.00
Average common and common equivalent shares outstanding	153	185
Dividends per common share	$.16	$.16

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$255	$370
Net changes in cash flow hedges, net of taxes(1)	114	48
Total comprehensive income	$369	$418

(1)	See “Note 4 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2020	453,778,975	(267,476,521)	186,302,454	$4	$3,226	$(274)	$3,331	$(3,854)	$2,433	$14	$2,447
Comprehensive income (loss):
Net income	—	—	—	—	—	—	370	—	370	—	370
Other comprehensive income (loss), net of tax	—	—	—	—	—	48	—	—	48	—	48
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	418	—	418
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	3,624,586	—	3,624,586	—	19	—	—	—	19	—	19
Stock-based compensation expense	—	—	—	—	10	—	—	—	10	—	10
Common stock repurchased	—	(8,178,100)	(8,178,100)	—	—	—	—	(100)	(100)	—	(100)
Shares repurchased related to employee stock-based compensation plans	—	(2,235,658)	(2,235,658)	—	—	—	—	(26)	(26)	—	(26)
Balance at March 31, 2021	457,403,561	(277,890,279)	179,513,282	$4	$3,255	$(226)	$3,670	$(3,980)	$2,723	$14	$2,737

Balance at December 31, 2021	458,629,384	(304,886,613)	153,742,771	$4	$3,282	$(133)	$3,939	$(4,495)	$2,597	$11	$2,608
Comprehensive income (loss):
Net income	—	—	—	—	—	—	255	—	255	—	255
Other comprehensive income (loss), net of tax	—	—	—	—	—	114	—	—	114	—	114
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	369	—	369
Cash dividends:	—
Common stock ($.16 per share)	—	—	—	—	—	—	(24)	—	(24)	—	(24)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Issuance of common shares	2,359,901	—	2,359,901	—	11	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	—	9	—	—	—	9	—	9
Common stock repurchased	—	(6,247,437)	(6,247,437)	—	—	—	—	(115)	(115)	—	(115)
Shares repurchased related to employee stock-based compensation plans	—	(1,110,584)	(1,110,584)	—	—	—	—	(20)	(20)	—	(20)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(5)	(5)
Balance at March 31, 2022	460,989,285	(312,244,634)	148,744,651	$4	$3,302	$(19)	$4,167	$(4,630)	$2,824	$6	$2,830

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$255	$370
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Gains) on sales of education loans	—	(76)
Goodwill and acquired intangible asset impairment and amortization expense	4	5
Stock-based compensation expense	9	10
Mark-to-market (gains) losses on derivative and hedging activities, net	(314)	(198)
Provisions for loan losses	16	(87)
Decrease in accrued interest receivable	48	80
(Decrease) in accrued interest payable	(15)	(45)
Decrease in other assets	174	111
(Decrease) increase in other liabilities	(286)	9
Total adjustments	(364)	(191)
Net cash (used in) provided by operating activities	(109)	179
Cash flows from investing activities
Education loans originated and acquired	(1,091)	(1,734)
Proceeds from payments on education loans	2,789	3,009
Proceeds from sales of education loans	—	1,588
Other investing activities, net	53	22
Net cash provided by investing activities	1,751	2,885
Cash flows from financing activities
Borrowings collateralized by loans in trust - issued	995	1,828
Borrowings collateralized by loans in trust - repaid	(3,296)	(2,846)
Asset-backed commercial paper conduits, net	391	(1,735)
Long-term unsecured notes issued	—	495
Long-term unsecured notes repaid	—	(78)
Other financing activities, net	43	(34)
Common stock repurchased	(115)	(100)
Common dividends paid	(24)	(29)
Net cash used in financing activities	(2,006)	(2,499)
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(364)	565
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	3,578	3,537
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,214	$4,102
Supplemental disclosure of cash flow information:
Cash disbursements made (refunds received) for:
Interest paid	$300	$362
Income taxes paid	$5	$1
Income taxes refunds received	$(4)	$—
Noncash activity:
Investing activity - Held-to-maturity asset backed securities retained related to sales of education loans	$—	$53
Operating activity - Servicing assets recognized upon sales of education loans	$—	$20

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$708	$1,497
Restricted cash and restricted cash equivalents	2,506	2,605
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,214	$4,102

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (VIEs) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2021 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Form 10-K). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2021 Form 10-K.

Recently Issued Accounting Pronouncements

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the troubled debt restructurings (TDRs) recognition and measurement guidance and instead requires an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan. The ASU also enhances the disclosure requirements for certain modifications of receivables made to borrowers experiencing financial difficulty. This guidance is effective on January 1, 2023. Early adoption is permissible. The Company is currently assessing the potential impact of this amendment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses

Allowance for Loan Losses Metrics

	Three Months Ended March 31, 2022
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$262	$1,009	$1,271
Total provision	—	16	16
Charge-offs(1)	(7)	(69)	(76)
Decrease in expected future recoveries on charged-off loans(2)	—	8	8
Allowance at end of period	255	964	1,219
Plus: expected future recoveries on charged-off loans(2)	—	321	321
Allowance at end of period excluding expected future recoveries on charged-off loans(3)	$255	$1,285	$1,540
Charge-offs as a percentage of average loans in repayment (annualized)	.07%	1.38%
Allowance coverage of charge-offs (annualized)(3)	8.8	4.6
Allowance as a percentage of the ending total loan balance(3)	.5%	6.1%
Allowance as a percentage of ending loans in repayment(3)	.6%	6.3%
Ending total loans	$51,268	$21,052
Average loans in repayment	$43,125	$20,387
Ending loans in repayment	$42,724	$20,257

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

Three Months Ended March 31,
(Dollars in millions)	2022
Beginning of period expected recoveries	$329
Expected future recoveries of current period defaults(1)	12
Recoveries(2)	(15)
Charge-offs(3)	(5)
End of period expected recoveries	$321
Change in balance during period	$(8)

(3)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Three Months Ended March 31, 2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$288	$1,089	$1,377
Provision:
Reversal of allowance related to loan sales(1)	—	(102)	(102)
Remaining provision	—	15	15
Total provision	—	(87)	(87)
Charge-offs(2)	(6)	(35)	(41)
Decrease in expected future recoveries on charged-off loans(3)	—	25	25
Allowance at end of period	282	992	1,274
Plus: expected future recoveries on charged-off loans(3)	—	454	454
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$282	$1,446	$1,728
Charge-offs as a percentage of average loans in repayment (annualized)	.06%	.68%
Allowance coverage of charge-offs(4)	10.7	10.2
Allowance as a percentage of the ending total loan balance(4)	.5%	7.0%
Allowance as a percentage of ending loans in repayment(4)	.6%	7.4%
Ending total loans	$57,155	$20,734
Average loans in repayment	$47,044	$20,883
Ending loans in repayment	$45,922	$19,480

(1)	In connection with the sale of approximately $1.6 billion of Private Education Loans.
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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses (Continued)

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for customers experiencing financial difficulty. Certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 75% of the loans granted forbearance have qualified as a TDR loan at both March 31, 2022 and December 31, 2021. The unpaid principal balance of TDR loans that were in an interest rate reduction program as of March 31, 2022 and December 31, 2021 was $838 million and $831 million, respectively.

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Modified loans	$55	$40
Charge-offs	$56	$26
Payment default	$9	$5

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

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

	FFELP Loan Delinquencies
	March 31, 2022		December 31, 2021		March 31, 2021
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,232		$2,220		$2,781
Loans in forbearance(2)	6,312		6,292		8,452
Loans in repayment and percentage of each status:
Loans current	36,948	86.5%	39,679	89.4%	42,127	91.7%
Loans delinquent 31-60 days(3)	1,888	4.4	1,696	3.8	1,377	3.0
Loans delinquent 61-90 days(3)	1,148	2.7	904	2.0	813	1.8
Loans delinquent greater than 90 days(3)	2,740	6.4	2,112	4.8	1,605	3.5
Total FFELP Loans in repayment	42,724	100%	44,391	100%	45,922	100%
Total FFELP Loans	51,268		52,903		57,155
FFELP Loan allowance for losses	(255)		(262)		(282)
FFELP Loans, net	$51,013		$52,641		$56,873
Percentage of FFELP Loans in repayment		83.3%		83.9%		80.3%
Delinquencies as a percentage of FFELP Loans in repayment		13.5%		10.6%		8.3%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		12.9%		12.4%		15.5%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

   Loan type:

(Dollars in millions)	March 31, 2022	March 31, 2021	Change
Stafford Loans	$15,975	$17,327	$(1,352)
Consolidation Loans	30,665	34,961	(4,296)
Rehab Loans	4,628	4,867	(239)
Total loans, gross	$51,268	$57,155	$(5,887)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	March 31, 2022
(Dollars in millions)	March 31, 2022	2021	2020	2019	2018	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$948	$5,037	$1,783	$1,683	$626	$9,314	$19,391	92%
Below 640	8	44	16	37	21	1,535	$1,661	8
Total	$956	$5,081	$1,799	$1,720	$647	$10,849	$21,052	100%
Loan Status:
In-school/grace/ deferment/forbearance	$5	$64	$25	$34	$13	$654	$795	4%
Current/90 days or less delinquent	951	5,015	1,772	1,684	632	9,889	$19,943	95
Greater than 90 days delinquent	—	2	2	2	2	306	314	1
Total	$956	$5,081	$1,799	$1,720	$647	$10,849	$21,052	100%
Seasoning(1):
1-12 payments	$951	$4,740	$26	$17	$3	$115	$5,852	28%
13-24 payments	—	300	1,555	108	11	134	$2,108	10
25-36 payments	—	—	201	1,507	46	225	$1,979	9
37-48 payments	—	—	—	68	545	369	$982	5
More than 48 payments	—	—	—	—	35	9,719	$9,754	46
Loans in-school/ grace/deferment	5	41	17	20	7	287	377	2
Total	$956	$5,081	$1,799	$1,720	$647	$10,849	$21,052	100%
TDR Status:
TDR	$—	$9	$15	$43	$28	$6,998	$7,093	34%
Non-TDR	956	5,072	1,784	1,677	619	3,851	13,959	66
Total	$956	$5,081	$1,799	$1,720	$647	$10,849	$21,052	100%
Cosigners:
With cosigner(2)	$11	$97	$31	$11	$—	$6,994	$7,144	34%
Without cosigner	945	4,984	1,768	1,709	647	3,855	13,908	66
Total	$956	$5,081	$1,799	$1,720	$647	$10,849	$21,052	100%
School Type:
Not-for-profit	$893	$4,786	$1,719	$1,602	$595	$9,048	$18,643	89%
For-profit	63	295	80	118	52	1,801	2,409	11
Total	$956	$5,081	$1,799	$1,720	$647	$10,849	$21,052	100%
Allowance for loan losses							(964)
Total loans, net							$20,088

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at March 31, 2022.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators by Origination Year
	March 31, 2021
(Dollars in millions)	March 31, 2021	2020	2019	2018	2017	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$1,485	$2,835	$2,553	$929	$291	$10,736	$18,829	91%
Below 640	10	12	35	24	9	1,815	$1,905	9
Total	$1,495	$2,847	$2,588	$953	$300	$12,551	$20,734	100%
Loan Status:
In-school/grace/ deferment/forbearance	$6	$29	$45	$23	$8	$1,143	$1,254	6%
Current/90 days or less delinquent	1,489	2,817	2,541	929	291	11,232	$19,299	93
Greater than 90 days delinquent	—	1	2	1	1	176	181	1
Total	$1,495	$2,847	$2,588	$953	$300	$12,551	$20,734	100%
Seasoning(1):
1-12 payments	$1,491	$2,517	$131	$6	$1	$159	$4,305	21%
13-24 payments	—	314	2,330	54	5	198	$2,901	14
25-36 payments	—	—	105	823	28	327	$1,283	6
37-48 payments	—	—	—	58	251	512	$821	4
More than 48 payments	—	—	—	—	12	10,955	$10,967	53
Loans in-school/ grace/deferment	4	16	22	12	3	400	457	2
Total	$1,495	$2,847	$2,588	$953	$300	$12,551	$20,734	100%
TDR Status:
TDR	$—	$2	$18	$25	$31	$7,742	$7,818	38%
Non-TDR	1,495	2,845	2,570	928	269	4,809	12,916	62
Total	$1,495	$2,847	$2,588	$953	$300	$12,551	$20,734	100%
Cosigners:
With cosigner(2)	$3	$32	$13	$1	$43	$8,249	$8,341	40%
Without cosigner	1,492	2,815	2,575	952	257	4,302	12,393	60
Total	$1,495	$2,847	$2,588	$953	$300	$12,551	$20,734	100%
School Type:
Not-for-profit	$1,408	$2,718	$2,416	$879	$287	$10,417	$18,125	87%
For-profit	87	129	172	74	13	2,134	2,609	13
Total	$1,495	$2,847	$2,588	$953	$300	$12,551	$20,734	100%
Allowance for loan losses							(992)
Total loans, net							$19,742

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at March 31, 2021.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	TDRs
	March 31, 2022		December 31, 2021		March 31, 2021
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$191		$194		$255
Loans in forbearance(2)	338		446		668
Loans in repayment and percentage of each status:
Loans current	5,823	88.7%	6,023	91.0%	6,477	94.0%
Loans delinquent 31-60 days(3)	259	3.9	199	3.0	160	2.3
Loans delinquent 61-90 days(3)	189	2.9	120	1.8	92	1.3
Loans delinquent greater than 90 days(3)	293	4.5	274	4.2	166	2.4
Total TDR loans in repayment	6,564	100%	6,616	100%	6,895	100%
Total TDR loans	7,093		7,256		7,818
TDR loans allowance for losses	(785)		(829)		(857)
TDR loans, net	$6,308		$6,427		$6,961
Percentage of TDR loans in repayment		92.5%		91.2%		88.2%
Delinquencies as a percentage of TDR loans in repayment		11.3%		9.0%		6.0%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		4.9%		6.3%		8.8%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses (Continued)
	Private Education Loan Delinquencies
	Non-TDRs
	March 31, 2022		December 31, 2021		March 31, 2021
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$186		$167		$202
Loans in forbearance(2)	80		89		129
Loans in repayment and percentage of each status:
Loans current	13,624	99.5%	13,611	99.6%	12,543	99.7%
Loans delinquent 31-60 days(3)	31	.2	23	.2	19	.1
Loans delinquent 61-90 days(3)	17	.1	11	.1	8	.1
Loans delinquent greater than 90 days(3)	21	.2	23	.1	15	.1
Total non-TDR loans in repayment	13,693	100%	13,668	100%	12,585	100%
Total non-TDR loans	13,959		13,924		12,916
Non-TDR loans allowance for losses	(179)		(180)		(135)
Non-TDR loans, net	$13,780		$13,744		$12,781
Percentage of non-TDR loans in repayment		98.1%		98.2%		97.4%
Delinquencies as a percentage of non-TDR loans in repayment		.5%		.4%		.3%
Loans in forbearance as a percentage of non-TDR loans in repayment and forbearance		.6%		.6%		1.0%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

3.   Borrowings

The following table summarizes our borrowings.

	March 31, 2022			December 31, 2021
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$999	$6,018	$7,017	$—	$7,014	$7,014
Total unsecured borrowings	999	6,018	7,017	—	7,014	7,014
Secured borrowings:
FFELP Loan securitizations(2)(3)	—	49,622	49,622	—	51,841	51,841
Private Education Loan securitizations(4)	515	14,038	14,553	543	14,074	14,617
FFELP Loan ABCP facilities	619	145	764	282	150	432
Private Education Loan ABCP facilities	1,462	1,114	2,576	1,363	1,152	2,515
Other(5)	204	—	204	302	—	302
Total secured borrowings	2,800	64,919	67,719	2,490	67,217	69,707
Total before hedge accounting adjustments	3,799	70,937	74,736	2,490	74,231	76,721
Hedge accounting adjustments	3	(112)	(109)	—	257	257
Total	$3,802	$70,825	$74,627	$2,490	$74,488	$76,978

(1)

Includes principal amount of $1.0 billion and $0 of short-term debt as of March 31, 2022 and December 31, 2021, respectively. Includes principal amount of $6.0 billion and $7.0 billion of long-term debt as of March 31, 2022 and December 31, 2021, respectively.

(2)

Includes $93 million and $49 million of long-term debt related to the FFELP Loan asset-backed securitization repurchase facilities (FFELP Loan Repurchase Facilities) as of March 31, 2022 and December 31, 2021, respectively.

(3)

Includes defaulted FFELP secured debt tranches with a remaining principal amount of $683 million as of March 31, 2022 as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2029 and 2035. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.

(4)

Includes $515 million and $543 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (Private Education Loan Repurchase Facilities) as of March 31, 2022 and December 31, 2021, respectively.

(5)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

3.   Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of March 31, 2022 and December 31, 2021, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	March 31, 2022
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$49,622	$49,622	$50,024	$1,860	$1,535	$53,419
Private Education Loan securitizations	515	14,038	14,553	15,467	518	138	16,123
FFELP Loan ABCP facilities	619	145	764	755	14	26	795
Private Education Loan ABCP facilities	1,462	1,114	2,576	2,757	79	30	2,866
Total before hedge accounting adjustments	2,596	64,919	67,515	69,003	2,471	1,729	73,203
Hedge accounting adjustments	—	(164)	(164)	—	—	(229)	(229)
Total	$2,596	$64,755	$67,351	$69,003	$2,471	$1,500	$72,974

	December 31, 2021
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$51,841	$51,841	$52,066	$2,073	$1,520	$55,659
Private Education Loan securitizations	543	14,074	14,617	15,506	505	150	16,161
FFELP Loan ABCP facilities	282	150	432	436	8	15	459
Private Education Loan ABCP facilities	1,363	1,152	2,515	2,641	63	32	2,736
Total before hedge accounting adjustments	2,188	67,217	69,405	70,649	2,649	1,717	75,015
Hedge accounting adjustments	—	(110)	(110)	—	—	(195)	(195)
Total	$2,188	$67,107	$69,295	$70,649	$2,649	$1,522	$74,820

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

4.   Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$150	$222	$1	$2	$151	$224
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	—	—	—	—	—
Total derivative assets(2)		—	—	150	222	1	2	151	224
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	—	(4)	(5)	(4)	(5)
Floor Income Contracts	Interest rate	—	—	—	—	(9)	(65)	(9)	(65)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(226)	(190)	—	—	(226)	(190)
Total derivative liabilities(2)		—	—	(226)	(190)	(13)	(70)	(239)	(260)
Net total derivatives		$—	$—	$(76)	$32	$(12)	$(68)	$(88)	$(36)

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

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Gross position	$151	$224	$(239)	$(260)
Impact of master netting agreements	—	(6)	—	6
Derivative values with impact of master netting agreements (as carried on balance sheet)	151	218	(239)	(254)
Cash collateral (held) pledged	(152)	(244)	95	147
Net position	$(1)	$(26)	$(144)	$(107)

(3)	The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of March 31, 2022		As of December 31, 2021
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$1,000	$3	$—	$—
Long-term borrowings	$7,076	$(116)	$8,503	$252

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

4.   Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at March 31, 2022 and December 31, 2021 by $9 million and $8 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at March 31, 2022 and December 31, 2021 by $2 million and $2 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021	Mar 31, 2022	Dec 31, 2021
Notional Values:
Interest rate swaps	$11.4	$12.1	$6.2	$6.2	$26.8	$28.4	$44.4	$46.7
Floor Income Contracts	—	—	—	—	8.1	12.5	8.1	12.5
Cross-currency interest rate swaps	—	—	2.0	2.1	—	—	2.0	2.1
Total derivatives	$11.4	$12.1	$8.2	$8.3	$34.9	$40.9	$54.5	$61.3

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$(288)	$(197)
Gains (losses) recognized in net income on hedged items	313	212
Net fair value hedge ineffectiveness gains (losses)	25	15
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	(36)	70
Gains (losses) recognized in net income on hedged items	52	(40)
Net fair value hedge ineffectiveness gains (losses)	16	30
Total fair value hedges(1)(2)	41	45
Cash Flow Hedges:
Total cash flow hedges(2)	—	—
Trading:
Interest rate swaps	62	22
Floor income contracts	36	14
Cross currency interest rate swaps	—	—
Other	—	—
Total trading derivatives(3)	98	36
Mark-to-market gains (losses) recognized	$139	$81

(1)	Recorded in interest expense in the consolidated statements of income.
(2)	The accrued interest income (expense) on fair value hedges and cash flow hedges is recorded in interest expense and is excluded from this table.
(3)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

4.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Total gains (losses) on cash flow hedges	$93	$27
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	21	21
Net changes in cash flow hedges, net of tax	$114	$48

(1)	Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties:

(Dollars in millions)	March 31, 2022	December 31, 2021
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$152	$244
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	—	1
Total collateral held	$152	$245
Derivative asset at fair value including accrued interest	$159	$242
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$95	$147
Total collateral pledged	$95	$147
Derivative liability at fair value including accrued interest and premium receivable	$256	$271

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

4.   Derivative Financial Instruments (Continued)

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $24 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings. At March 31, 2022 and December 31, 2021, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $15 million and $9 million, respectively. The trusts are not required to post collateral to the counterparties. At March 31, 2022 and December 31, 2021, the net positive exposure on swaps in securitization trusts was $0 and $0, respectively

The table below highlights credit exposure related to our derivative counterparties at March 31, 2022.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$15	$—
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	32%	—%

5.   Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	March 31, 2022	December 31, 2021
Accrued interest receivable	$1,834	$1,881
Benefit and insurance-related investments	456	462
Income tax asset, net	255	369
Derivatives at fair value	151	218
Accounts receivable	109	159
Fixed assets	91	95
Other	15	39
Total	$2,911	$3,223

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

6.   Stockholders’ Equity

The following table summarizes common share repurchases, issuances and dividends paid.

	Three Months Ended March 31,
(Dollars and shares in millions, except per share amounts)	2022	2021
Common stock repurchased(1)	6.2	8.2
Common stock repurchased (in dollars)(1)	$115	$100
Average purchase price per share(1)	$18.41	$12.23
Remaining common stock repurchase authority(1)	$885	$500
Shares repurchased related to employee stock- based compensation plans(2)	1.1	2.2
Average purchase price per share(2)	$17.92	$11.91
Common shares issued(3)	2.4	3.6
Dividends paid	$24	$29
Dividends per share	$.16	$.16

(1)	Common shares purchased under our share repurchase program. Our board of directors authorized a $1 billion multi-year share repurchase program in December 2021.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on March 31, 2022 was $17.04.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

7.   Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Numerator:
Net income	$255	$370
Denominator:
Weighted average shares used to compute basic EPS	151	183
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	2	2
Dilutive potential common shares(2)	2	2
Weighted average shares used to compute diluted EPS	153	185
Basic earnings per common share	$1.69	$2.02
Diluted earnings per common share	$1.67	$2.00

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.

(2)

For the three months ended March 31, 2022 and 2021, securities covering approximately 0 million and 2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

8.   Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. See “Note 11 – Fair Value Measurements” in our 2021 Form 10-K for a full discussion.

During the three months ended March 31, 2022, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

8.   Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During the third quarters of 2022 and 2021, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	March 31, 2022				December 31, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	—	150	1	151	—	223	1	224
Cross-currency interest rate swaps	—	—	—	—	—	—	—	—
Total derivative assets(2)	—	150	1	151	—	223	1	224
Total	$—	$150	$1	$151	$—	$223	$1	$224
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$(4)	$(4)	$—	$—	$(5)	$(5)
Floor Income Contracts	—	(9)	—	(9)	—	(65)	—	(65)
Cross-currency interest rate swaps	—	—	(226)	(226)	—	—	(190)	(190)
Total derivative liabilities(2)	—	(9)	(230)	(239)	—	(65)	(195)	(260)
Total	$—	$(9)	$(230)	$(239)	$—	$(65)	$(195)	$(260)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See "Note 4 – Derivative Financial Instruments" for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
(3)

Borrowings which are the hedged item in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

8.   Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended March 31,
	2022				2021
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(4)	$(190)	$—	$(194)	$(8)	$(294)	$—	$(302)
Total gains/(losses):
Included in earnings(1)	1	(41)	—	(40)	1	62	—	63
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	5	—	5	—	7	—	7
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(3)	$(226)	$—	$(229)	$(7)	$(225)	$—	$(232)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$1	$(36)	$—	$(35)	$1	$(91)	$—	$(90)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Gains (losses) on derivative and hedging activities, net	$1	$1
Interest expense	(41)	62
Total	$(40)	$63

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

8.   Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at March 31, 2022	Valuation Technique	Input	Range and Weighted Average
Derivatives
Prime/LIBOR basis swaps	$(3)	Discounted cash flow	Constant Prepayment Rate	9%
			Bid/ask adjustment to discount rate	.08%
Cross-currency interest rate swaps	(226)	Discounted cash flow	Constant Prepayment Rate	5%
Other	—
Total	$(229)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2022			December 31, 2021
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$50,375	$51,013	$(638)	$53,632	$52,641	$991
Private Education Loans	20,213	20,088	125	21,140	20,171	969
Cash and investments	3,424	3,424	—	3,845	3,845	—
Total earning assets	74,012	74,525	(513)	78,617	76,657	1,960
Interest-bearing liabilities
Short-term borrowings	3,813	3,802	(11)	2,492	2,490	(2)
Long-term borrowings	69,515	70,825	1,310	74,548	74,488	(60)
Total interest-bearing liabilities	73,328	74,627	1,299	77,040	76,978	(62)
Derivative financial instruments
Floor Income Contracts	(9)	(9)	—	(65)	(65)	—
Interest rate swaps	147	147	—	219	219	—
Cross-currency interest rate swaps	(226)	(226)	—	(190)	(190)	—
Other	—	—	—	—	—	—
Excess of net asset fair value over carrying value			$786			$1,898

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

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

Certain Cases

During the first quarter of 2016, Navient Corporation, certain Navient officers and directors, and the underwriters of certain Navient securities offerings were sued in three putative securities class action lawsuits filed on behalf of certain investors in Navient stock or Navient unsecured debt. These three cases, which were filed in the U.S. District Court for the District of Delaware, were consolidated by the District Court, with Lord Abbett Funds appointed as Lead Plaintiff. The caption of the consolidated case is Lord Abbett Affiliated Fund, Inc., et al. v. Navient Corporation, et al.   Additionally, two putative class actions have been filed in the U.S. District Court for the District of New Jersey captioned Eli Pope v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian Lown, and Melvin Gross v. Navient Corporation, John F. Remondi, Somsak Chivavibul and Christian M. Lown, both of which allege violations of the federal securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The cases were consolidated by the Court in February 2018 under the caption In Re Navient Corporation Securities Litigation and the plaintiffs filed a consolidated amended complaint in April 2018. In the third quarter of 2021, the Company reached tentative agreements to settle both cases. The settlements, in which the Company and other defendants expressly deny any admission or concession of wrongdoing or fault, have received final court approval and are covered by insurance.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

9.   Commitments and Contingencies (Continued)

In January 2017, the Consumer Financial Protection Bureau (the CFPB) and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the CFPA, FCRA, FDCPA and various state consumer protection laws.  The Attorneys General for the States of Pennsylvania, California, Mississippi, and New Jersey also initiated actions against the Company and certain subsidiaries alleging violations of various state and federal consumer protection laws based upon similar alleged acts or failures to act.   In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. In January 2022, we entered into a series of Consent Judgment and Orders (the “Agreements”) with 40 State Attorneys General to resolve all matters in dispute related to the State Attorneys General cases as well as the related investigations, subpoenas, civil investigative demands and inquiries from various other state regulators. These Agreements do not resolve the litigation involving the Company and the CFPB. The Company will cancel the loan balance of approximately 66,000 borrowers with qualifying private education loans that were originated largely between 2002 and 2010 and later defaulted and charged off. The loans to be cancelled have aggregate outstanding balances of approximately $1.7 billion. The expense to the Company to cancel these loans is approximately $50 million which represents the amount of expected future recoveries of these charged-off loans on the balance sheet. In addition, the Company agreed to make a one-time payment of approximately $145 million to the states. In the fourth quarter of 2021 when such loss became probable, the Company recognized total regulatory expenses of approximately $205 million related to this matter.

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

Regulatory Matters

In addition, Navient and its subsidiaries are subject to examination or regulation by various federal regulatory, state licensing or other regulatory agencies as part of its ordinary course of business including the SEC, CFPB, FFIEC and ED. Items or matters similar to or different from those described above may arise during the course of those examinations. We also routinely receive inquiries or requests from various regulatory entities or bodies or government agencies concerning our business or our assets. Generally, the Company endeavors to cooperate with each such inquiry or request. The Company has received separate CIDs or subpoenas from multiple State Attorneys General, including for the District of Columbia, Kansas, Oregon, Colorado, New Jersey, New York and Indiana that are similar to the CIDs or subpoenas that preceded the lawsuits referenced above. Those CIDs and subpoenas have been resolved as part of the Company’s settlement with the State Attorneys General.  Nevertheless, we have and, in the future, may receive additional CIDs or subpoenas and other inquiries from these or other Attorneys General with respect to similar or different matters.

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also, as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future toward conclusion. Navient has no reserves related to indemnification matters with SLM BankCo as of March 31, 2022.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

10.   Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

The following tables illustrate the disaggregation of revenue from contracts accounted for under ASC 606 with customers according to service type and client type by reportable operating segment.

Revenue by Service Type

	Three Months Ended March 31,
	2022			2021
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$1	$—	$1	$5	$—	$5
Government services	—	49	49	—	63	63
Healthcare services	—	45	45	—	62	62
Total	$1	$94	$95	$5	$125	$130

Revenue by Client Type

	Three Months Ended March 31,
	2022			2021
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$—	$2	$2	$1	$8	$9
Guarantor agencies	1	—	1	4	—	4
Other institutions	—	—	—	—	—	—
State and local government	—	33	33	—	42	42
Tolling authorities	—	14	14	—	13	13
Hospitals and other healthcare providers	—	45	45	—	62	62
Total	$1	$94	$95	$5	$125	$130

As of March 31, 2022 and March 31, 2021, there was $90 million and $113 million respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

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

The following table includes asset information for our Federal Education Loans segment.

(Dollars in millions)	March 31, 2022	December 31, 2021
FFELP Loans, net	$51,013	$52,641
Cash and investments(1)	1,879	2,071
Other	2,008	2,183
Total assets	$54,900	$56,895

(1)	Includes restricted cash and investments.

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

The following table includes asset information for our Consumer Lending segment

(Dollars in millions)	March 31, 2022	December 31, 2021
Private Education Loans, net	$20,088	$20,171
Cash and investments(1)	774	824
Other	720	815
Total assets	$21,582	$21,810

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

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

At March 31, 2022 and December 31, 2021, the Business Processing segment had total assets of $402 million and $397 million, respectively.

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

At March 31, 2022 and December 31, 2021, the Other segment had total assets of $1.3 billion and $1.5 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

11.   Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2022
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$334	$276	$—	$—	$610	$19	$(4)	$15	$625
Cash and investments	—	1	—	—	1	—	—	—	1
Total interest income	334	277	—	—	611	19	(4)	15	626
Total interest expense	195	125	—	15	335	—	(46)	(46)	289
Net interest income (loss)	139	152	—	(15)	276	19	42	61	337
Less: provisions for loan losses	—	16	—	—	16	—	—	—	16
Net interest income (loss) after provisions for loan losses	139	136	—	(15)	260	19	42	61	321
Other income (loss):
Servicing revenue	15	3	—	—	18	—	—	—	18
Asset recovery and business processing revenue	3	—	94	—	97	—	—	—	97
Other income (loss)	11	—	—	(1)	10	(19)	117	98	108
Total other income (loss)	29	3	94	(1)	125	(19)	117	98	223
Expenses:
Direct operating expenses	28	35	76	—	139	—	—	—	139
Unallocated shared services expenses	—	—	—	66	66	—	—	—	66
Operating expenses	28	35	76	66	205	—	—	—	205
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	4	4	4
Restructuring/other reorganization expenses	—	—	—	3	3	—	—	—	3
Total expenses	28	35	76	69	208	—	4	4	212
Income (loss) before income tax expense (benefit)	140	104	18	(85)	177	—	155	155	332
Income tax expense (benefit)(2)	33	25	4	(20)	42	—	35	35	77
Net income (loss)	$107	$79	$14	$(65)	$135	$—	$120	$120	$255

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$61	$—	$61
Total other income (loss)	98	—	98
Goodwill and acquired intangible asset impairment and amortization	—	4	4
Total Core Earnings adjustments to GAAP	$159	$(4)	155
Income tax expense (benefit)			35
Net income (loss)			$120

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

11.   Segment Reporting (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2022 and for the three months ended

March 31, 2022 and 2021 is unaudited)

11.   Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Core Earnings net income	$135	$305
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	159	91
Net impact of goodwill and acquired intangible assets(2)	(4)	(5)
Net tax effect(3)	(35)	(21)
Total Core Earnings adjustments to GAAP	120	65
GAAP net income	$255	$370

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
Joe Fisher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 27, 2022

 APPENDIX A

form 10-Q cross-reference index

Page Number

Part I. Financial Information

Item 1.	Financial Statements	42-76

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35-39

Item 4.	Controls and Procedures	40

Part II. Other Information

Item 1.	Legal Proceedings	34, 67

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits	41

Signatures		77