Form 10-Q
period 2022-06-30
NAVIENT CORP
filed 2022-07-27
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of June 30, 2022, there were 141,878,703 shares of common stock outstanding.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking” statements and other information that is based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “may,” “could,” “should,” “goals,” or “target.” Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties are discussed more fully under the section titled “Risk Factors” and include, but are not limited to the following:

•	the continuing impacts of the COVID-19 pandemic and related risks;
•	general economic conditions, including the potential impact of persistent inflation on Navient and its impact on the creditworthiness of third parties;
•	increased defaults on education loans held by us;
•	the cost and availability of funding in the capital markets;
•

changes in the general interest rate environment, including the availability of any relevant money-market index rate, including LIBOR, or the relationship between the relevant money-market index rate and the rate at which our assets are priced;

•

unanticipated repayment trends on education loans including prepayments or deferrals resulting from new interpretations of current laws, rules or regulations or future laws, executive orders or other policy initiatives which operate to encourage or require consolidation, abolish existing or create additional income-based repayment or debt forgiveness programs or establish other policies and programs which may increase the prepayment rates on education loans and accelerate repayment of the bonds in our securitization trusts;

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

We own a portfolio of $49.2 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. We service and provide asset recovery services on this portfolio and for third parties, deploying data-driven approaches to support the success of our customers. Our flexible and scalable infrastructure manages large volumes of complex transactions, simplifying the customer experience and continually improving efficiency.

•	Consumer Lending

We own, service and originate Private Education Loans that enable people to pursue higher education and improve their economic opportunities. Our $19.7 billion private loan portfolio demonstrates high customer success rates. We help people simplify their finances through student loan refinancing, and we help families finance their higher education through transparent, affordable Private Education Loans. In the second quarter of 2022, we originated $420 million in Private Education Loans.

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

•

Improve customer experience and success. We continually make enhancements to improve the customer experience, drawing from a variety of inputs including customer surveys, research panels, analysis of customer inquiries and activities, complaint data, and regulator commentary. Across our businesses, our customer-facing representatives are trained to provide empathetic, accurate support.

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

o

Private loan modification program: In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of June 30, 2022, approximately $890 million of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

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

We leverage our experience, data-driven insights, customer service skills, technology and scale to maximize value for our clients.

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

Navient is committed to a sustainable future. Our work is largely services based; as a result, our day-to-day operations require relatively small amounts of natural resource and energy inputs. We leverage technology that minimizes energy usage in our office buildings and promote widespread adoption of “paperless” digital customer communications. Navient prioritizes adding or updating insulation and other power-saving features to our buildings to further reduce energy usage. Energy efficiency and reducing CO2 and CO2 equivalents are among the many factors considered in our growth and real estate decisions.

Strong Financial Performance Resulting in a Strong Capital Return

Our second-quarter 2022 results continue to build upon our previous year’s results demonstrating the strength of our business model and our ability to deliver predictable and meaningful cash flow and earnings in all types of economic environments.

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

In December 2021, our Board approved a share repurchase program authorizing the purchase of up to $1 billion of the Company’s outstanding common stock. At June 30, 2022, $780 million remained in share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our Adjusted Tangible Equity Ratio(1) was 7.5% as of June 30, 2022.

(Dollars and shares in millions)	Q2-22	Q2-21
Shares repurchased	6.9	11.8
Reduction in shares outstanding	5%	7%
Total repurchases in dollars	$105	$200
Dividends paid	$23	$27
Total Capital Returned(2)	$128	$227
Adjusted Tangible Equity Ratio(1)	7.5%	6.3%

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”
(2)	Capital Returned is defined as share repurchases and dividends paid.

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

•

Government services: We provide services to state governments, agencies, court systems, municipalities, and parking and tolling authorities, leveraging our scale, integrated technology solutions, decades of differentiated customer experience expertise and evidence-based approach. Our support enables our clients to better serve their constituents, meet rapidly changing needs, improve technology, reduce operating expenses, manage risk and optimize revenue opportunities.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Historical Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
GAAP Basis
Net income	$180	$185	$435	$555
Diluted earnings per common share	$1.22	$1.05	$2.90	$3.08
Weighted average shares used to compute diluted earnings per share	$147	176	150	180
Return on assets	.96%	.91%	1.15%	1.35%

Core Earnings Basis(1)
Net income(1)	$134	$165	$269	$469
Diluted earnings per common share(1)	$.91	$.94	$1.79	$2.61
Adjusted diluted earnings per common share(1)	$.92	$.98	$1.82	$2.71
Weighted average shares used to compute diluted earnings per share	147	176	150	180
Net interest margin, Federal Education Loans segment	1.11%	.97%	1.08%	.97%
Net interest margin, Consumer Lending segment	2.66%	2.95%	2.73%	2.97%
Return on assets	.72%	.81%	.71%	1.14%

Education Loan Portfolios
Ending FFELP Loans, net	$49,214	$55,550	$49,214	$55,550
Ending Private Education Loans, net	19,668	19,725	19,668	19,725
Ending total education loans, net	$68,882	$75,275	$68,882	$75,275
Average FFELP Loans	$50,534	$56,649	$51,391	$57,360
Average Private Education Loans	20,856	20,730	21,006	21,433
Average total education loans	$71,390	$77,379	$72,397	$78,793

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

Second-quarter 2022 GAAP net income was $180 million ($1.22 diluted earnings per share), compared with $185 million ($1.05 diluted Core Earnings per share) for the year-ago quarter. See “Results of Operations – Comparison of Second-Quarter 2022 Results with Second-Quarter 2021” for a discussion of the primary contributors to the change in GAAP earnings between periods.

Second-quarter 2022 Core Earnings net income was $134 million ($0.91 diluted Core Earnings per share), compared with $165 million ($0.94 diluted Core Earnings per share) for the year-ago quarter. Second-quarter 2022 and 2021 adjusted diluted Core Earnings(1) per share were $0.92 and $0.98, respectively. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

Financial highlights of second-quarter 2022 include:

Federal Education Loans segment:

•	Net income of $110 million.
•	FFELP net interest margin of 1.11%.

Consumer Lending segment:

•	Net income of $71 million.
•	Originated $420 million of Private Education Loans.
•	Private Education Loan delinquency rate of 4.1% remains below pre-pandemic levels.

Business Processing segment:

•	EBITDA(1) of $14 million.
•	Revenue of $87 million.

Capital, funding and liquidity:

•	Adjusted tangible equity ratio(1) of 7.5%.
•	Repurchased $105 million of common shares; $780 million common share repurchase authority remains outstanding.
•	Paid $23 million in common stock dividends.
•	Issued $715 million in term ABS.

Expenses:

•	Adjusted Core Earnings expenses(1) of $188 million.

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Navient’s Response to COVID-19

Since its emergence in early 2020, the COVID-19 pandemic has been dynamic and unpredictable. Variants continue to emerge while efforts to mitigate and contain the impact of the pandemic continue to evolve. In response to the COVID-19 pandemic, we have prioritized the safety of our employees and business partners, while continually striving to support the needs of our customers and communities during this unprecedented period. During 2021 and the first half of 2022, the COVID-19 pandemic has continued to affect our business operations. The future direct and indirect impact of the pandemic on our businesses, results of operations and financial condition remains uncertain. Should current economic conditions deteriorate or if the pandemic worsens due to various factors, including through the spread of more easily communicable variants of COVID-19, such conditions could have an adverse effect on our businesses and results of operations and could adversely affect our financial condition. For more information on the pandemic, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Navient’s Response to COVID-19” in our 2021 Form 10-K.

Results of Operations

GAAP Income Statements (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2022	2021	$	%	2022	2021	$	%
Interest income
FFELP Loans	$410	$365	$45	12%	$759	$737	$22	3%
Private Education Loans	277	295	(18)	(6)	553	614	(61)	(10)
Cash and investments	5	1	4	400	6	1	5	500
Total interest income	692	661	31	5	1,318	1,352	(34)	(3)
Total interest expense	371	339	32	9	660	667	(7)	(1)
Net interest income	321	322	(1)	—	658	685	(27)	(4)
Less: provisions for loan losses	18	(1)	19	1,900	34	(88)	122	139
Net interest income after provisions for loan losses	303	323	(20)	(6)	624	773	(149)	(19)
Other income (loss):
Servicing revenue	17	50	(33)	(66)	36	102	(66)	(65)
Asset recovery and business processing revenue	88	142	(54)	(38)	185	281	(96)	(34)
Other income	7	4	3	75	16	5	11	220
Gains on sales of loans	—	2	(2)	(100)	—	78	(78)	(100)
Gains (losses) on debt repurchases	—	(12)	12	(100)	—	(12)	12	(100)
Gains (losses) on derivative and hedging activities, net	22	(10)	32	320	120	26	94	362
Total other income	134	176	(42)	(24)	357	480	(123)	(26)
Expenses:
Operating expenses	190	252	(62)	(25)	395	510	(115)	(23)
Goodwill and acquired intangible assets impairment and amortization expense	3	5	(2)	(40)	7	10	(3)	(30)
Restructuring/other reorganization expenses	—	2	(2)	(100)	3	8	(5)	(63)
Total expenses	193	259	(66)	(25)	405	528	(123)	(23)
Income before income tax expense	244	240	4	2	576	725	(149)	(21)
Income tax expense	64	55	9	16	141	170	(29)	(17)
Net income	$180	$185	$(5)	(3)%	$435	$555	$(120)	(22)%
Basic earnings per common share	$1.23	$1.07	$.16	15%	$2.93	$3.12	$(.19)	(6)%
Diluted earnings per common share	$1.22	$1.05	$.17	16%	$2.90	$3.08	$(.18)	(6)%
Dividends per common share	$.16	$.16	$—	—	$.32	$.32	$—	—

GAAP Comparison of Second-Quarter 2022 Results with Second-Quarter 2021

For the three months ended June 30, 2022, net income was $180 million, or $1.22 diluted earnings per common share, compared with net income of $185 million, or $1.05 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•

Net interest income decreased by $1 million, primarily as a result of the continued natural paydown of the FFELP and non-refinance Private Education Loan portfolios. Partially offsetting this decrease was the growth in the Private Education Refinance Loan portfolio as a result of both an increase in the portfolio size as well as an increase in the net interest margin.

•	Provisions for loan losses increased $19 million from $(1) million to $18 million:
○	The provision for FFELP loan losses remained unchanged at $0.
○	The provision for Private Education Loan losses increased $19 million from $(1) million to $18 million.

The provision for loan losses of $18 million in the current period included $7 million of provision in connection with loan originations and $11 million related to an increase in expected losses for the overall portfolio. The negative provision of $(1) million in the year-ago quarter was primarily related to $13 million of provision primarily related to loan originations less the reversal of both $5 million of allowance for loan losses in connection with the sale of approximately $30 million of Private Education Loans as well as $9 million related to a decrease in expected losses for the overall portfolio.

•

Servicing revenue decreased $33 million primarily related to the transfer of the servicing contract for 5.6 million ED owned student loan accounts from Navient to a third party in October 2021. As a result, Navient no longer is a party to the ED servicing contract. To aid in the transition, Navient will provide certain services in 2022 to the third party through a transition services agreement.

•

Asset recovery and business processing revenue decreased $54 million primarily as a result of a $43 million decrease in revenue earned in our Business Processing segment, primarily due to the expected wind-down of the pandemic-related contracts, which was partially offset by an increase in revenue from services we perform for our traditional government and healthcare services clients.

•	Losses on debt repurchases decreased $12 million. We repurchased $692 million of debt at a $12 million loss in the year-ago quarter. There were no debt repurchases in the current period.
•

Net gains on derivative and hedging activities increased $32 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of derivative instruments including Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

Excluding net regulatory-related expenses of $2 million and $8 million in the second quarters of 2022 and 2021, respectively, operating expenses were $188 million and $244 million in the second quarters of 2022 and 2021, respectively. This $56 million decrease was primarily related to no longer being a party to the ED servicing contract as well as the decline in Business Processing segment revenue.

We repurchased 6.9 million and 11.8 million shares of our common stock during the second quarters of 2022 and 2021, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 29 million common shares (or 16%) from the year-ago period.

Comparison of Six Months Ended June 30, 2022 Results with Six Months Ended June 30, 2021

For the six months ended June 30, 2022, net income was $435 million, or $2.90 diluted earnings per common share, compared with net income of $555 million, or $3.08 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•

Net interest income decreased by $27 million, primarily as a result of the continued natural paydown of the FFELP and non-refinance Private Education Loan portfolios, as well as the $1.6 billion of Private Education Loans sales in first-quarter 2021. Partially offsetting this decrease was the growth in the Private Education Refinance Loan portfolio as a result of both an increase in the portfolio size as well as an increase in the net interest margin.

•	Provisions for loan losses increased $122 million from $(88) million to $34 million:
○	The provision for FFELP loan losses remained unchanged at $0.
○	The provision for Private Education Loan losses increased $122 million from $(88) million to $34 million.

The provision for loan losses of $34 million in the current period included $18 million of provision in connection with loan originations and $16 million related to an increase in expected losses for the overall portfolio. The provision for loan losses in the current period primarily related to loan originations. The negative provision of $(88) million in the year-ago period was primarily related to the reversal of both $107 million of allowance for loan losses in connection with the sale of approximately $1.6 billion of Private Education Loans discussed below and $10 million related to a decrease in expected losses for the overall portfolio, partially offset by $29 million of provision primarily related to loan originations.

•

Servicing revenue decreased $66 million primarily related to the transfer of the servicing contract for 5.6 million ED owned student loan accounts from Navient to a third party in October 2021. As a result, Navient no longer is a party to the ED servicing contract. To aid in the transition, Navient will provide certain services in 2022 to the third party through a transition services agreement (see discussion below related to “Other income”).

•

Asset recovery and business processing revenue decreased $96 million primarily as a result of a $74 million decrease in revenue earned in our Business Processing segment, primarily due to the expected wind-down of the pandemic-related contracts, which was partially offset by an increase in revenue from services we perform for our traditional government and healthcare services clients.

•	Other income increased $11 million primarily related to the transition services being performed in connection with the transfer of the ED servicing contract to a third party, as discussed above.
•

Gains on sales of loans decreased $78 million in connection with the sale of approximately $1.6 billion of Private Education Loans in first-quarter 2021. There was a $13 million gain related to derivatives that were used to hedge this transaction that did not qualify for hedge accounting. As a result, this gain related to the derivatives was included as a part of “gains (losses) on derivative and hedging activities, net” on the income statement. There were no such sales in the current period.

•	Losses on debt repurchases decreased $12 million. We repurchased $717 million of debt at a $12 million loss in the year-ago period. There were no debt repurchases in the current period.
•

Net gains on derivative and hedging activities increased $94 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of derivative instruments including Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

Excluding net regulatory-related expenses of $3 million and $16 million in the six months ended June 30, 2022 and 2021, respectively, operating expenses were $392 million and $494 million in the six months ended June 30, 2022 and 2021, respectively. This $102 million decrease was primarily related to no longer being a party to the ED servicing contract as well as the decline in Business Processing segment revenue.

•

During the six months ended June 30, 2022 and 2021, respectively, the Company incurred $3 million and $8 million, respectively of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency.

We repurchased 13.1 million and 19.9 million shares of our common stock during the six months ended June 30, 2022 and 2021, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 30 million common shares (or 17%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2022	2021	2022 vs. 2021	2022	2021	2021 vs. 2021
Interest income:
FFELP Loans	$409	$351	17%	$743	$709	5%
Cash and investments	3	—	100	3	—	100
Total interest income	412	351	17	746	709	5
Total interest expense	266	210	27	461	424	9
Net interest income	146	141	4	285	285	—
Less: provision for loan losses	—	—	—	—	—	—
Net interest income after provision for loan losses	146	141	4	285	285	—
Other income (loss):
Servicing revenue	14	47	(70)	30	99	(70)
Asset recovery and business processing revenue	1	12	(92)	4	26	(85)
Other income	8	2	300	18	2	800
Total other income	23	61	(62)	52	127	(59)
Direct operating expenses	25	55	(55)	54	117	(54)
Income before income tax expense	144	147	(2)	283	295	(4)
Income tax expense	34	34	—	67	70	(4)
Net income	$110	$113	(3)%	$216	$225	(4)%

Comparison of Second-Quarter 2022 Results with Second-Quarter 2021

•	Net income was $110 million compared to $113 million.
•	Net interest income increased $5 million, primarily due to an increase in the net interest margin, partially offset by the natural paydown of the portfolio.
•

Provision for loan losses was unchanged at $0. The increase in charge-offs and delinquencies and the decrease in forbearances detailed below was expected as loans returned to repayment after pandemic relief.

○	Charge-offs were $10 million compared to $5 million.
○	Delinquencies greater than 30 days were $6.5 billion compared to $3.8 billion.
○	Forbearances were $6.2 billion compared to $7.4 billion.
•	Other revenue decreased $38 million which was primarily a result of the transfer of the ED servicing contract to a third party in October 2021.
•	Expenses were $30 million lower primarily as a result of the decrease in other revenue discussed above.

Key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Segment net interest margin	1.11%	.97%	1.08%	.97%
FFELP Loans:
FFELP Loan spread	1.19%	1.03%	1.15%	1.03%
Provision for loan losses	$—	$—	$—	$—
Charge-offs	$10	$5	$17	$11
Charge-off rate	.09%	.04%	.08%	.05%
Greater than 30-days delinquency rate	15.9%	8.3%	15.9%	8.3%
Greater than 90-days delinquency rate	7.4%	3.8%	7.4%	3.8%
Forbearance rate	13.1%	13.9%	13.1%	13.9%
Average FFELP Loans	$50,534	$56,649	$51,391	$57,360
Ending FFELP Loans, net	$49,214	$55,550	$49,214	$55,550

(Dollars in billions)
Total federal loans serviced(1)	$57	$283	$57	$283

(1)	Closed on the novation and transfer of our ED servicing contract to a third party in October 2021. As of June 30, 2022, we serviced $57 billion in FFELP (federally guaranteed) loans.

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
FFELP Loan yield	2.80%	1.89%	2.44%	1.90%
Hedged Floor Income	.34	.41	.35	.41
Unhedged Floor Income	.10	.18	.12	.18
FFELP Loan net yield	3.24	2.48	2.91	2.49
FFELP Loan cost of funds	(2.05)	(1.45)	(1.76)	(1.46)
FFELP Loan spread	1.19	1.03	1.15	1.03
Other interest-earning asset spread impact	(.08)	(.06)	(.07)	(.06)
Net interest margin(1)	1.11%	.97%	1.08%	.97%

(1)	The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
FFELP Loans	$50,534	$56,649	$51,391	$57,360
Other interest-earning assets	1,917	1,832	1,924	1,813
Total FFELP Loan interest-earning assets	$52,451	$58,481	$53,315	$59,173

As of June 30, 2022, our FFELP Loan portfolio totaled $49.2 billion, comprised of $17.3 billion of FFELP Stafford Loans and $31.9 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of June 30, 2022 was 6 years and 7 years, respectively, assuming a Constant Prepayment Rate (CPR) of 9% and 5%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after June 30, 2022 and 2021, based on interest rates as of those dates.

(Dollars in billions)	June 30, 2022	June 30, 2021
Education loans eligible to earn Floor Income	$49.0	$55.1
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(22.9)	(25.4)
Less: economically hedged Floor Income	(12.3)	(13.8)
Education loans eligible to earn Floor Income after rebates and economically hedged	$13.8	$15.9
Education loans earning Floor Income	$.8	$11.0

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period July 1, 2022 to December 31, 2026.

(Dollars in billions)	July 1, 2022 to December 31, 2022	2023	2024	2025	2026
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$12.4	$7.8	$2.0	$1.0	$1.0

Servicing Revenue

Servicing revenue decreased $33 million primarily related to the transfer of the servicing contract for 5.6 million ED owned student loan accounts from Navient to a third party in October 2021. As a result, Navient no longer is a party to the ED servicing contract. To aid in the transition, Navient will provide certain services into 2022 to the third party through a transition services agreement (see discussion below related to “Other income”). As part of the transaction, approximately 700 Navient employees were transferred to the third party. This transaction provided a seamless transition for millions of borrowers ensuring the ongoing servicing capacity for the Department of ED through the knowledge transfer and ongoing employment of 700 employees. Additional benefits to Navient of this transaction are the simplification of our business, reducing our overall risk profile and avoiding significant severance expense.

Third-party loan servicing fees in the three months ended June 30, 2022 and 2021 included $0 and $34 million, respectively, of servicing revenue related to the ED servicing contract.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue decreased $11 million primarily as a result of the impact of COVID-19 on certain collection and processing activities (temporary stoppage or other restrictions on certain activities).

Other Income

Other income increased $6 million primarily related to the transition services being performed in connection with the transfer of the ED Servicing contract to a third party as discussed above.

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing and asset recovery activities on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $30 million lower primarily as a result of the decrease in servicing and asset recovery revenue discussed above.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Interest income:
Private Education Loans	$277	$295	(6)%	$553	$614	(10)%
Cash and investments	1	—	100	2	—	100
Interest income	278	295	(6)	555	614	(10)
Interest expense	136	137	(1)	262	287	(9)
Net interest income	142	158	(10)	293	327	(10)
Less: provision for loan losses	18	(1)	1,900	34	(88)	139
Net interest income after provision for loan losses	124	159	(22)	259	415	(38)
Other income (loss):
Servicing revenue	3	3	—	6	3	100
Other income	1	—	100	1	1	—
Gains on sales of loans	—	2	(100)	—	91	(100)
Total other income	4	5	(20)	7	95	(93)
Direct operating expenses	35	39	(10)	69	79	(13)
Income before income tax expense	93	125	(26)	197	431	(54)
Income tax expense	22	29	(24)	47	101	(53)
Net income	$71	$96	(26)%	$150	$330	(55)%

Comparison of Second-Quarter 2022 Results with Second-Quarter 2021

•	Originated $420 million of Private Education Loans compared to $1.3 billion.
•	Net income was $71 million compared to $96 million.
•

Net interest income decreased $16 million primarily due to the increase in the relative proportion of the higher quality, lower yielding Private Education Refinance Loan portfolio compared to the non-refinance loan portfolio.

•

Provision for loan losses increased $19 million. The provision for loan losses of $18 million in the current period included $7 million of provision in connection with loan originations and $11 million related to an increase in expected losses for the overall portfolio. The negative provision of $(1) million in the year-ago quarter was comprised of $13 million of provision related to loan originations less the reversal of both $5 million of allowance for loan losses in connection with the sale of approximately $30 million of Private Education Loans as well as $9 million related to a decrease in expected losses for the overall portfolio. The increase in charge-offs and delinquencies and the decrease in forbearances detailed below was expected as loans returned to repayment after pandemic relief.

○	Charge-offs were $70 million compared to $35 million.
○	Private Education Loan delinquencies greater than 90 days: $401 million, up $208 million from $193 million.
○	Private Education Loan delinquencies greater than 30 days: $822 million, up $317 million from $505 million.
○	Private Education Loan forbearances: $303 million, down $303 million from $606 million.
•	Expenses decreased $4 million.

Key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Segment net interest margin	2.66%	2.95%	2.73%	2.97%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	2.80%	3.18%	2.89%	3.19%
Provision for loan losses	$18	$(1)	$34	$(88)
Charge-offs	$70	$35	$139	$70
Charge-off rate	1.40%	.71%	1.39%	.70%
Greater than 30-days delinquency rate	4.1%	2.6%	4.1%	2.6%
Greater than 90-days delinquency rate	2.0%	1.0%	2.0%	1.0%
Forbearance rate	1.5%	3.0%	1.5%	3.0%
Average Private Education Loans	$20,856	$20,730	$21,006	$21,433
Ending Private Education Loans, net	$19,668	$19,725	$19,668	$19,725
Private Education Refinance Loans:
Charge-offs	$4	$2	$10	$5
Greater than 90-day delinquency rate	.1%	—%	.1%	.1%
Average balance of Private Education Refinance Loans	$10,119	$8,271	$10,102	$8,437
Ending balance of Private Education Refinance Loans	$9,905	$8,393	$9,905	$8,393
Private Education Refinance Loan originations	$374	$1,285	$1,315	$2,956

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Private Education Loan yield	5.34%	5.71%	5.31%	5.78%
Private Education Loan cost of funds	(2.54)	(2.53)	(2.42)	(2.59)
Private Education Loan spread	2.80	3.18	2.89	3.19
Other interest-earning asset spread impact	(.14)	(.23)	(.16)	(.22)
Net interest margin(1)	2.66%	2.95%	2.73%	2.97%

(1)	The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Private Education Loans	$20,856	$20,730	$21,006	$21,433
Other interest-earning assets	669	821	700	821
Total Private Education Loan interest-earning assets	$21,525	$21,551	$21,706	$22,254

The decrease in the net interest margin from the prior year is primarily a result of the refinance loan portfolio becoming a larger percentage of the overall portfolio.

As of June 30, 2022, our Private Education Loan portfolio totaled $19.7 billion, comprised of $9.9 billion of refinance loans and $9.8 billion of non-refinance loans. The weighted-average life of these portfolios as of June 30, 2022 was 3 years and 5 years, respectively, assuming a Constant Prepayment Rate (CPR) of 20% and 9%, respectively.

Provision for Loan Losses

The provision for Private Education Loan losses increased $19 million. The provision for loan losses of $18 million in the current period included $7 million of provision in connection with loan originations and $11 million related to an increase in expected losses for the overall portfolio. The negative provision for the year ago quarter of $(1) million was comprised of $13 million in connection with loan originations less the reversal of both $5 million of allowance for loan losses in connection with the sale of approximately $30 million of Private Education Loans, as well as $9 million related to a decrease in expected losses for the overall portfolio.

Gains on Sales of Loans

Gains on sales of loans for the six months ended June 30, 2022 decreased $78 million in connection with the sale of $1.6 billion of Private Education Loans in first-quarter 2021. There were no such sales in the current period.

Operating Expenses

Operating expenses for our consumer lending segment include costs to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses decreased $4 million.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Business processing revenue	$87	$130	(33)%	$181	$255	(29)%
Direct operating expenses	74	92	(20)	150	183	(18)
Income before income tax expense	13	38	(66)	31	72	(57)
Income tax expense	3	9	(67)	7	17	(59)
Net income	$10	$29	(66)%	$24	$55	(56)%

Comparison of Second-Quarter 2022 Results with Second-Quarter 2021

•	Net income was $10 million compared to $29 million.
•

Revenue decreased $43 million, or 33%, primarily due to the expected $46 million reduction in revenue from the wind-down of the pandemic-related contracts, which was partially offset by a $3 million increase in revenue from services we performed for our traditional government and healthcare services clients.

•	EBITDA was $14 million, down $26 million, or 65%. The decrease in EBITDA is primarily the result of the revenue decrease discussed above.

Key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Revenue from government services	$53	$66	$102	$129
Revenue from healthcare services	34	64	79	126
Total fee revenue	$87	$130	$181	$255
EBITDA(1)	$14	$40	$33	$76
EBITDA margin(1)	16%	30%	18%	30%

(1) Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Net interest loss after provision for loan losses	$(17)	$(17)	—%	$(31)	$(35)	(11)%
Other income (loss):
Other income (loss)	(2)	2	(200)	(3)	2	(250)
Losses on debt repurchases	—	(12)	(100)	—	(12)	(100)
Total other income (loss)	(2)	(10)	(80)	(3)	(10)	(70)
Expenses:
Unallocated shared services expenses:
Unallocated information technology costs	19	20	(5)	58	41	41
Unallocated corporate costs	37	46	(20)	64	90	(29)
Total unallocated shared services expenses	56	66	(15)	122	131	(7)
Restructuring/other reorganization expenses	—	2	(100)	3	8	(63)
Total expenses	56	68	(18)	125	139	(10)
Loss before income tax benefit	(75)	(95)	(21)	(159)	(184)	(14)
Income tax benefit	(18)	(22)	(18)	(38)	(43)	(12)
Net income (loss)	$(57)	$(73)	(22)%	$(121)	$(141)	(14)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The amount of the net interest loss is primarily a result of the size of the liquidity portfolio as well as the cost of funds of the debt funding the corporate liquidity portfolio.

Losses on Debt Repurchases

Losses on debt repurchases decreased $12 million. We repurchased $692 million of debt at a $12 million loss in the year-ago quarter. There were no debt repurchases in the current period.

Unallocated Shared Services Expenses

Unallocated shared services expenses are comprised of costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management and the board of directors. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. On an adjusted basis, expenses decreased $4 million from the year-ago quarter. Adjusted expenses exclude $2 million and $8 million, respectively, of regulatory-related expenses in the second quarters of 2022 and 2021.

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

Restructuring/Other Reorganization Expenses

During the second quarter of 2021, the Company incurred $2 million of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. These charges were primarily due to facility lease terminations and severance-related costs.  There were no restructuring/other reorganization expenses in the current quarter.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of Our Education Loan Portfolio

Ending Education Loan Balances, net

	June 30, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$18	$—	$18	$34	$52
Grace, repayment and other(2)	17,492	31,949	49,441	20,555	69,996
Total	17,510	31,949	49,459	20,589	70,048
Allowance for loan losses	(171)	(74)	(245)	(921)	(1,166)
Total education loan portfolio	$17,339	$31,875	$49,214	$19,668	$68,882
% of total FFELP	35%	65%	100%
% of total	25%	46%	71%	29%	100%

	December 31, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$20	$—	$20	$19	$39
Grace, repayment and other(2)	18,379	34,504	52,883	21,161	74,044
Total	18,399	34,504	52,903	21,180	74,083
Allowance for loan losses	(180)	(82)	(262)	(1,009)	(1,271)
Total education loan portfolio	$18,219	$34,422	$52,641	$20,171	$72,812
% of total FFELP	35%	65%	100%
% of total	25%	47%	72%	28%	100%

	June 30, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$24	$—	$24	$17	$41
Grace, repayment and other(2)	19,025	36,778	55,803	20,684	76,487
Total	19,049	36,778	55,827	20,701	76,528
Allowance for loan losses	(188)	(89)	(277)	(976)	(1,253)
Total education loan portfolio	$18,861	$36,689	$55,550	$19,725	$75,275
% of total FFELP	34%	66%	100%
% of total	25%	49%	74%	26%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Education Loan Activity

	Three Months Ended June 30, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$17,828	$33,185	$51,013	$20,088	$71,101
Acquisitions (originations and purchases)(1)	—	—	—	425	425
Capitalized interest and premium/discount amortization	155	185	340	55	395
Refinancings and consolidations to third parties	(273)	(762)	(1,035)	(111)	(1,146)
Repayments and other	(371)	(733)	(1,104)	(789)	(1,893)
Ending balance	$17,339	$31,875	$49,214	$19,668	$68,882

	Three Months Ended June 30, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$19,218	$37,655	$56,873	$19,742	$76,615
Acquisitions (originations and purchases)(1)	2	1	3	1,313	1,316
Capitalized interest and premium/discount amortization	161	192	353	45	398
Refinancings and consolidations to third parties	(232)	(395)	(627)	(127)	(754)
Loan sales	—	—	—	(23)	(23)
Repayments and other	(288)	(764)	(1,052)	(1,225)	(2,277)
Ending balance	$18,861	$36,689	$55,550	$19,725	$75,275

	Six Months Ended June 30, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$18,219	$34,422	$52,641	$20,171	$72,812
Acquisitions (originations and purchases)(1)	1	—	1	1,515	1,516
Capitalized interest and premium/discount amortization	325	368	693	108	801
Refinancings and consolidations to third parties	(519)	(1,448)	(1,967)	(333)	(2,300)
Repayments and other	(687)	(1,467)	(2,154)	(1,793)	(3,947)
Ending balance	$17,339	$31,875	$49,214	$19,668	$68,882

	Six Months Ended June 30, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$19,607	$38,677	$58,284	$21,079	$79,363
Acquisitions (originations and purchases)(1)	4	3	7	3,043	3,050
Capitalized interest and premium/discount amortization	353	401	754	90	844
Refinancings and consolidations to third parties	(480)	(827)	(1,307)	(266)	(1,573)
Loan sales	—	—	—	(1,488)	(1,488)
Repayments and other	(623)	(1,565)	(2,188)	(2,733)	(4,921)
Ending balance	$18,861	$36,689	$55,550	$19,725	$75,275

(1)

Includes the origination of $78 million and $407 million of Private Education Refinance Loans in the second quarters of 2022 and 2021, and $296 million and $1.0 billion in the six months ended of 2022 and 2021, respectively, that refinanced FFELP and Private Education Loans that were on our balance sheet.

FFELP Loan Portfolio Performance

	June 30, 2022		December 31, 2021		June 30, 2021
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,064		$2,220		$2,576
Loans in forbearance(2)	6,227		6,292		7,397
Loans in repayment and percentage of each status:
Loans current	34,627	84.1%	39,679	89.4%	42,026	91.7%
Loans delinquent 31-60 days(3)	2,163	5.3	1,696	3.8	1,398	3.0
Loans delinquent 61-90 days(3)	1,323	3.2	904	2.0	685	1.5
Loans delinquent greater than 90 days(3)	3,055	7.4	2,112	4.8	1,745	3.8
Total FFELP Loans in repayment	41,168	100%	44,391	100%	45,854	100%
Total FFELP Loans	49,459		52,903		55,827
FFELP Loan allowance for losses	(245)		(262)		(277)
FFELP Loans, net	$49,214		$52,641		$55,550
Percentage of FFELP Loans in repayment		83.2%		83.9%		82.1%
Delinquencies as a percentage of FFELP Loans in repayment		15.9%		10.6%		8.3%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		13.1%		12.4%		13.9%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Portfolio Performance

	June 30, 2022		December 31, 2021		June 30, 2021
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$348		$361		$403
Loans in forbearance(2)	303		535		606
Loans in repayment and percentage of each status:
Loans current	19,116	95.9%	19,634	96.8%	19,187	97.4%
Loans delinquent 31-60 days(3)	269	1.3	222	1.1	208	1.1
Loans delinquent 61-90 days(3)	152	.8	131	.6	104	.5
Loans delinquent greater than 90 days(3)	401	2.0	297	1.5	193	1.0
Total Private Education Loans in repayment	19,938	100%	20,284	100%	19,692	100%
Total Private Education Loans	20,589		21,180		20,701
Private Education Loan allowance for losses	(921)		(1,009)		(976)
Private Education Loans, net	$19,668		$20,171		$19,725
Percentage of Private Education Loans in repayment		96.8%		95.8%		95.1%
Delinquencies as a percentage of Private Education Loans in repayment		4.1%		3.2%		2.6%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.5%		2.6%		3.0%
Percentage of Private Education Loans with a cosigner(4)		33%		35%		39%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.
(4)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for all periods presented.

Allowance for Loan Losses

	Three Months Ended June 30,
	2022			2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$255	$964	$1,219	$282	$992	$1,274
Provision:
Reversal of allowance related to loan sales(1)	—	—	—	—	(5)	(5)
Remaining provision	—	18	18	—	4	4
Total provision	—	18	18	—	(1)	(1)
Charge-offs(2)	(10)	(70)	(80)	(5)	(35)	(40)
Decrease in expected future recoveries on charged- off loans(3)	—	9	9	—	20	20
Allowance at end of period	245	921	1,166	277	976	1,253
Plus: expected future recoveries on charged-off loans(3)	—	312	312	—	434	434
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$245	$1,233	$1,478	$277	$1,410	$1,687
Charge-offs as a percentage of average loans in repayment (annualized)	.09%	1.40%		.04%	.71%
Allowance coverage of charge-offs (annualized)(4)	6.4	4.4		15.5	10.0
Allowance as a percentage of the ending total loan balance(4)	.5%	6.0%		.5%	6.8%
Allowance as a percentage of ending loans in repayment(4)	.6%	6.2%		.6%	7.2%
Ending total loans	$49,459	$20,589		$55,827	$20,701
Average loans in repayment	$42,163	$20,162		$46,348	$19,667
Ending loans in repayment	$41,168	$19,938		$45,854	$19,692

(1)	In connection with the sale of approximately $30 million of Private Education Loans in second-quarter 2021.
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

	Three Months Ended June 30,
(Dollars in millions)	2022	2021
Beginning of period expected recoveries	$321	$454
Expected future recoveries of current period defaults	12	5
Recoveries	(15)	(22)
Charge-offs	(6)	(3)
End of period expected recoveries	$312	$434
Change in balance during period	$(9)	$(20)

(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

	Six Months Ended June 30,
	2022			2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$262	$1,009	$1,271	$288	$1,089	$1,377
Provision:
Reversal of allowance related to loan sales(1)	—	—	—	—	(107)	(107)
Remaining provision	—	34	34	—	19	19
Total provision	—	34	34	—	(88)	(88)
Charge-offs(2)	(17)	(139)	(156)	(11)	(70)	(81)
Decrease in expected future recoveries on charged- off loans(3)	—	17	17	—	45	45
Allowance at end of period	245	921	1,166	277	976	1,253
Plus: expected future recoveries on charged-off loans(3)	—	312	312	—	434	434
Allowance at end of period excluding expected future recoveries on charged-off loans(4)	$245	$1,233	$1,478	$277	$1,410	$1,687
Charge-offs as a percentage of average loans in repayment (annualized)	.08%	1.39%		.05%	.70%
Allowance coverage of charge-offs (annualized)(4)	7.3	4.4		12.5	10.0
Allowance as a percentage of the ending total loan balance(4)	.5%	6.0%		.5%	6.8%
Allowance as a percentage of ending loans in repayment(4)	.6%	6.2%		.6%	7.2%
Ending total loans	$49,459	$20,589		$55,827	$20,701
Average loans in repayment	$42,922	$20,274		$46,694	$20,272
Ending loans in repayment	$41,168	$19,938		$45,854	$19,692

(1)	In connection with the sale of approximately $1.6 billion of Private Education Loans in 2021.
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

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Beginning of period expected recoveries	$329	$479
Expected future recoveries of current period defaults	25	10
Recoveries	(30)	(47)
Charge-offs	(12)	(8)
End of period expected recoveries	$312	$434
Change in balance during period	$(17)	$(45)
(4)	The allowance used for these metrics excludes the expected future recoveries on charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

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

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $7.0 billion at June 30, 2022. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $1.0 billion of senior unsecured notes that mature in the short term (i.e., over the next 12 months) and the remaining $6.0 billion of senior unsecured notes that mature in the long term (from 2023 to 2043 with 81% maturing by 2029), through a number of sources. These sources primarily are our cash on hand, unencumbered FFELP Loan and Private Education Refinance Loan portfolios (see “Sources of Primary Liquidity” below), the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans (a portion of which are done through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Those originations and purchases are part of our ongoing liquidity needs. We purchased 6.9 million shares of common stock for $105 million in the second quarter of 2022 and have $780 million of unused share repurchase authority as of June 30, 2022.

Sources of Primary Liquidity

(Dollars in millions)	June 30, 2022	December 31, 2021	June 30, 2021
Ending Balances:
Total unrestricted cash and liquid investments	$976	$905	$1,453
Unencumbered FFELP Loans	89	124	309
Unencumbered Private Education Refinance Loans	42	383	574
Total	$1,107	$1,412	$2,336

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2022	December 31, 2021	June 30, 2021	June 30, 2022	June 30, 2021
Average Balances:
Total unrestricted cash and liquid investments	$875	$1,339	$1,254	$874	$1,226
Unencumbered FFELP Loans	215	119	320	196	298
Unencumbered Private Education Refinance Loans	135	565	688	238	720
Total	$1,225	$2,023	$2,262	$1,308	$2,244

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the FFELP Loan and Private Education Loan asset-backed commercial paper (ABCP) facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail the additional borrowing capacity of these facilities with maturity dates ranging from October 2022 to April 2024.

(Dollars in millions)	June 30, 2022	December 31, 2021	June 30, 2021
Ending Balances
FFELP Loan ABCP facilities	$185	$546	$530
Private Education Loan ABCP facilities	2,184	2,235	2,405
Total	$2,369	$2,781	$2,935

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2022	December 31, 2021	June 30, 2021	June 30, 2022	June 30, 2021
Average Balances
FFELP Loan ABCP facilities	$337	$441	$577	$360	$616
Private Education Loan ABCP facilities	2,018	2,419	2,423	2,128	2,422
Total	$2,355	$2,860	$3,000	$2,488	$3,038

At June 30, 2022, we had a total of $3.8 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $1.7 billion principal of our unencumbered tangible assets of which $1.6 billion and $89 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of June 30, 2022, we had $5.7 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Our secured financing facilities include Private Education Loan ABS Repurchase Facilities, which had $0.3 billion outstanding as of June 30, 2022. These repurchase facilities are collateralized by the net assets in previously issued Private Education Loan ABS trusts and have had a cost of funds lower than that of a new unsecured debt issuance.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	June 30, 2022	December 31, 2021
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$3.8	3.8
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	1.9	1.7
Tangible unencumbered assets(1)	3.8	4.5
Senior unsecured debt	(7.0)	(7.0)
Mark-to-market on unsecured hedged debt(2)	.1	(.3)
Other liabilities, net	(.4)	(.8)
Total Tangible Equity (1)	$2.2	$1.9

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”
(2)

At June 30, 2022 and December 31, 2021, there were $(112) million and $324 million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).

Borrowings

Ending Balances

	June 30, 2022			December 31, 2021
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,000	$6,005	$7,005	$—	$7,014	$7,014
Total unsecured borrowings	1,000	6,005	7,005	—	7,014	7,014
Secured borrowings:
FFELP Loan securitizations	—	47,869	47,869	—	51,841	51,841
Private Education Loan securitizations	328	13,915	14,243	543	14,074	14,617
FFELP Loan ABCP facilities	646	305	951	282	150	432
Private Education Loan ABCP facilities	2,479	—	2,479	1,363	1,152	2,515
Other	161	—	161	302	—	302
Total secured borrowings	3,614	62,089	65,703	2,490	67,217	69,707
Core Earnings basis borrowings(1)	4,614	68,094	72,708	2,490	74,231	76,721
Adjustment for GAAP accounting treatment	(5)	(356)	(361)	—	257	257
GAAP basis borrowings	$4,609	$67,738	$72,347	$2,490	$74,488	$76,978

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$7,008	4.83%	$8,195	4.48%	$7,012	4.56%	$8,434	4.54%
Total unsecured borrowings	7,008	4.83	8,195	4.48	7,012	4.56	8,434	4.54
Secured borrowings:
FFELP Loan securitizations	48,744	1.88	54,524	1.27	49,643	1.59	54,529	1.28
Private Education Loan securitizations	14,256	2.43	13,856	2.48	14,454	2.35	14,248	2.51
FFELP Loan ABCP facilities	776	2.11	702	1.80	734	1.86	1,369	1.57
Private Education Loan ABCP facilities	2,673	2.42	2,290	2.00	2,585	2.17	2,322	2.04
Other	178	1.04	318	.28	214	.82	300	.30
Total secured borrowings	66,627	2.02	71,690	1.53	67,630	1.78	72,768	1.54
Core Earnings basis borrowings(1)	73,635	2.29	79,885	1.83	74,642	2.04	81,202	1.86
Adjustment for GAAP accounting treatment	—	(.27)	—	(.13)	—	(.26)	—	(.20)
GAAP basis borrowings	$73,635	2.02%	$79,885	1.70%	$74,642	1.78%	$81,202	1.66%

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.” The differences in derivative accounting give rise to the difference above.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). A discussion of our critical accounting policies, which includes the allowance for loan losses, goodwill impairment assessment, and premium and discount amortization, can be found in our 2021 Form 10-K. In the second quarter of 2022, we considered the potential negative impact on the economy associated with the uncertainty in connection with historically high inflation, the recent increase in interest rates and the war in Ukraine, and the potential impact on these critical accounting policies. We concluded there was not a material impact at this time. This will continue to be monitored and assessed during 2022.

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

	Three Months Ended June 30, 2022
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$409	$277	$—	$—	$686	$4	$(3)	$1	$687
Cash and investments	3	1	—	1	5	—	—	—	5
Total interest income	412	278	—	1	691	4	(3)	1	692
Total interest expense	266	136	—	18	420	4	(53)	(49)	371
Net interest income (loss)	146	142	—	(17)	271	—	50	50	321
Less: provisions for loan losses	—	18	—	—	18	—	—	—	18
Net interest income (loss) after provisions for loan losses	146	124	—	(17)	253	—	50	50	303
Other income (loss):
Servicing revenue	14	3	—	—	17	—	—	—	17
Asset recovery and business processing revenue	1	—	87	—	88	—	—	—	88
Other income (loss)	8	1	—	(2)	7	—	22	22	29
Total other income (loss)	23	4	87	(2)	112	—	22	22	134
Expenses:
Direct operating expenses	25	35	74	—	134	—	—	—	134
Unallocated shared services expenses	—	—	—	56	56	—	—	—	56
Operating expenses	25	35	74	56	190	—	—	—	190
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	3	3	3
Restructuring/other reorganization expenses	—	—	—	—	—	—	—	—	—
Total expenses	25	35	74	56	190	—	3	3	193
Income (loss) before income tax expense (benefit)	144	93	13	(75)	175	—	69	69	244
Income tax expense (benefit)(2)	34	22	3	(18)	41	—	23	23	64
Net income (loss)	$110	$71	$10	$(57)	$134	$—	$46	$46	$180

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$50	$—	$50
Total other income (loss)	22	—	22
Goodwill and acquired intangible asset impairment and amortization	—	3	3
Total Core Earnings adjustments to GAAP	$72	$(3)	69
Income tax expense (benefit)			23
Net income (loss)			$46

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended June 30, 2021
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$351	$295	$—	$—	$646	$24	$(10)	$14	$660
Cash and investments	—	—	—	1	1	—	—	—	1
Total interest income	351	295	—	1	647	24	(10)	14	661
Total interest expense	210	137	—	18	365	(2)	(24)	(26)	339
Net interest income (loss)	141	158	—	(17)	282	26	14	40	322
Less: provisions for loan losses	—	(1)	—	—	(1)	—	—	—	(1)
Net interest income (loss) after provisions for loan losses	141	159	—	(17)	283	26	14	40	323
Other income (loss):
Servicing revenue	47	3	—	—	50	—	—	—	50
Asset recovery and business processing revenue	12	—	130	—	142	—	—	—	142
Other income (loss)	2	—	—	2	4	(26)	16	(10)	(6)
Gains on sales of loans	—	2	—	—	2	—	—	—	2
Losses on debt repurchases	—	—	—	(12)	(12)	—	—	—	(12)
Total other income (loss)	61	5	130	(10)	186	(26)	16	(10)	176
Expenses:
Direct operating expenses	55	39	92	—	186	—	—	—	186
Unallocated shared services expenses	—	—	—	66	66	—	—	—	66
Operating expenses	55	39	92	66	252	—	—	—	252
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	5	5	5
Restructuring/other reorganization expenses	—	—	—	2	2	—	—	—	2
Total expenses	55	39	92	68	254	—	5	5	259
Income (loss) before income tax expense (benefit)	147	125	38	(95)	215	—	25	25	240
Income tax expense (benefit)(2)	34	29	9	(22)	50	—	5	5	55
Net income (loss)	$113	$96	$29	$(73)	$165	$—	$20	$20	$185

(1)	Core Earnings adjustments to GAAP:
	Three Months Ended June 30, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$40	$—	$40
Total other income (loss)	(10)	—	(10)
Goodwill and acquired intangible asset impairment and amortization	—	5	5
Total Core Earnings adjustments to GAAP	$30	$(5)	25
Income tax expense (benefit)			5
Net income (loss)			$20

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2022
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$743	$553	$—	$—	$1,296	$23	$(7)	$16	$1,312
Cash and investments	3	2	—	1	6	—	—	—	6
Total interest income	746	555	—	1	1,302	23	(7)	16	1,318
Total interest expense	461	262	—	32	755	4	(99)	(95)	660
Net interest income (loss)	285	293	—	(31)	547	19	92	111	658
Less: provisions for loan losses	—	34	—	—	34	—	—	—	34
Net interest income (loss) after provisions for loan losses	285	259	—	(31)	513	19	92	111	624
Other income (loss):
Servicing revenue	30	6	—	—	36	—	—	—	36
Asset recovery and business processing revenue	4	—	181	—	185	—	—	—	185
Other income (loss)	18	1	—	(3)	16	(19)	139	120	136
Total other income (loss)	52	7	181	(3)	237	(19)	139	120	357
Expenses:
Direct operating expenses	54	69	150	—	273	—	—	—	273
Unallocated shared services expenses	—	—	—	122	122	—	—	—	122
Operating expenses	54	69	150	122	395	—	—	—	395
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	7	7	7
Restructuring/other reorganization expenses	—	—	—	3	3	—	—	—	3
Total expenses	54	69	150	125	398	—	7	7	405
Income (loss) before income tax expense (benefit)	283	197	31	(159)	352	—	224	224	576
Income tax expense (benefit)(2)	67	47	7	(38)	83	—	58	58	141
Net income (loss)	$216	$150	$24	$(121)	$269	$—	$166	$166	$435

(1)	Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$111	$—	$111
Total other income (loss)	120	—	120
Goodwill and acquired intangible asset impairment and amortization	—	7	7
Total Core Earnings adjustments to GAAP	$231	$(7)	224
Income tax expense (benefit)			58
Net income (loss)			$166
(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2021
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$709	$614	$—	$—	$1,323	$48	$(20)	$28	$1,351
Cash and investments	—	—	—	1	1	—	—	—	1
Total interest income	709	614	—	1	1,324	48	(20)	28	1,352
Total interest expense	424	287	—	36	747	(3)	(77)	(80)	667
Net interest income (loss)	285	327	—	(35)	577	51	57	108	685
Less: provisions for loan losses	—	(88)	—	—	(88)	—	—	—	(88)
Net interest income (loss) after provisions for loan losses	285	415	—	(35)	665	51	57	108	773
Other income (loss):
Servicing revenue	99	3	—	—	102	—	—	—	102
Asset recovery and business processing revenue	26	—	255	—	281	—	—	—	281
Other income (loss)	2	1	—	2	5	(38)	64	26	31
Gains on sales of loans	—	91	—	—	91	(13)	—	(13)	78
Losses on debt repurchases	—	—	—	(12)	(12)	—	—	—	(12)
Total other income (loss)	127	95	255	(10)	467	(51)	64	13	480
Expenses:
Direct operating expenses	117	79	183	—	379	—	—	—	379
Unallocated shared services expenses	—	—	—	131	131	—	—	—	131
Operating expenses	117	79	183	131	510	—	—	—	510
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	10	10	10
Restructuring/other reorganization expenses	—	—	—	8	8	—	—	—	8
Total expenses	117	79	183	139	518	—	10	10	528
Income (loss) before income tax expense (benefit)	295	431	72	(184)	614	—	111	111	725
Income tax expense (benefit)(2)	70	101	17	(43)	145	—	25	25	170
Net income (loss)	$225	$330	$55	$(141)	$469	$—	$86	$86	$555

(1)	Core Earnings adjustments to GAAP:
	Six Months Ended June 30, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$108	$—	$108
Total other income (loss)	13	—	13
Goodwill and acquired intangible asset impairment and amortization	—	10	10
Total Core Earnings adjustments to GAAP	$121	$(10)	111
Income tax expense (benefit)			25
Net income (loss)			$86
(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Core Earnings net income	$134	$165	$269	$469
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	72	30	231	121
Net impact of goodwill and acquired intangible assets	(3)	(5)	(7)	(10)
Net income tax effect	(23)	(5)	(58)	(25)
Total Core Earnings adjustments to GAAP	46	20	166	86
GAAP net income	$180	$185	$435	$555

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Core Earnings derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$22	$(10)	$120	$26
Plus: Gains (losses) on fair value hedging activity included in interest expense	50	16	91	61
Total gains (losses) in GAAP net income	72	6	211	87
Plus: Reclassification of settlement expense (income) on derivative and hedging activities, net(1)	—	26	19	38
Mark-to-market gains (losses) on derivative and hedging activities, net(2)	72	32	230	125
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	(3)	(10)	(7)	(20)
Other derivative accounting adjustments(3)	3	8	8	16
Total net impact of derivative accounting	$72	$30	$231	$121

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(4)	$(24)	$(23)	$(48)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	4	(2)	4	(3)
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	—	—	13
Total reclassifications of settlements on derivative and hedging activities	$—	$(26)	$(19)	$(38)

(2)	“Mark-to-market gains (losses) on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Floor Income Contracts	$9	$21	$64	$58
Basis swaps	(4)	(1)	(3)	4
Foreign currency hedges	40	15	57	45
Other	27	(3)	112	18
Total mark-to-market gains (losses) on derivative and hedging activities, net	$72	$32	$230	$125

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of June 30, 2022, derivative accounting has increased GAAP equity by approximately $39 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Beginning impact of derivative accounting on GAAP equity	$(63)	$(499)	$(299)	$(616)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	102	40	338	157
Ending impact of derivative accounting on GAAP equity	$39	$(459)	$39	$(459)

(1)	Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Total pre-tax net impact of derivative accounting recognized in net income(2)	$72	$30	$231	$121
Tax and other impacts of derivative accounting adjustments	(19)	(7)	(56)	(29)
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	49	17	163	65
Net impact of net mark-to-market gains (losses) under derivative accounting	$102	$40	$338	$157

(2)	See “Core Earnings derivative adjustments” table above.

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

(Dollars in millions)	June 30, 2022	June 30, 2021
Total hedged Floor Income, net of tax(1)(2)	$255	$336

(1)	$334 million and $439 million on a pre-tax basis as of June 30, 2022 and June 30, 2021, respectively.
(2)

Of the $255 million as of June 30, 2022, approximately $61 million, $98 million, $39 million and $21 million will be recognized as part of Core Earnings net income in the remainder of 2022, 2023, 2024 and 2025, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Core Earnings goodwill and acquired intangible asset adjustments	$(3)	$(5)	$(7)	$(10)

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

The following table summarizes these expenses which are excluded:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Restructuring/other reorganization expenses	$—	$2	$3	$8
Regulatory-related expenses	2	8	3	16
Total	$2	$10	$6	$24

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

(Dollars in millions)	June 30, 2022	June 30, 2021
Navient Corporation's stockholders' equity	$2,927	$2,701
Less: Goodwill and acquired intangible assets	718	726
Tangible Equity	2,209	1,975
Less: Equity held for FFELP Loans	246	278
Adjusted Tangible Equity	$1,963	$1,697
Divided by:
Total assets	$76,065	$83,348
Less:
Goodwill and acquired intangible assets	718	726
FFELP Loans	49,214	55,550
Adjusted tangible assets	$26,133	$27,072
Adjusted Tangible Equity Ratio(1)	7.5%	6.3%

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

(Dollars in millions)	June 30, 2022	June 30, 2021
Adjusted Tangible Equity (from above table)	$1,963	$1,697
Plus: ending impact of derivative accounting on GAAP equity	(39)	459
Pro forma Adjusted Tangible Equity	$1,924	$2,156
Divided by: adjusted tangible assets (from above table)	$26,133	$27,072
Pro forma Adjusted Tangible Equity Ratio	7.4%	8.0%

3.   Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses. EBITDA for the Business Processing segment is calculated as:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Pre-tax income	$13	$38	$31	$72
Plus:
Depreciation and amortization expense(1)	1	2	2	4
EBITDA	$14	$40	$33	$76
Divided by:
Total revenue	$87	$130	$181	$255
EBITDA margin	16%	30%	18%	30%

(1)	There is no interest expense in this segment.

Legal Proceedings

For a discussion of legal matters as of June 30, 2022, please refer to “Note 9 – Commitments and Contingencies” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”) should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. These are not the only risks to which we are exposed. The following information amends and restates in their entirety the previously disclosed risk factors in our Form 10-K relating to higher-than-anticipated increases in prepayment rates, interest rates, persistent inflation, and threats to our information technology systems. Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our Form 10-K.

Prepayments on our loans can materially impact our profitability, results of operations, financial condition, cash flows or future business prospects. Higher or lower prepayments can result from a variety of causes including borrower activity and changes in the education loan market as a result of market conditions, interest rate movements, loan forgiveness or other government sponsored initiatives.

The rate at which borrowers prepay their loans can have a material impact on profitability, results of operations, financial condition, cash flows or future business prospects by affecting our net interest margin, the future cash flows from our loans including loans held by our securitization trusts. FFELP Loans and Private Education Loans may be voluntarily prepaid without penalty by the borrower, refinanced or consolidated with the borrower’s other loans through refinancing. Prepayment rates on education loans are subject to a variety of economic, political, competitive and other factors, including changes in our competitors’ business strategies, changes in interest rates, availability of alternative financings (including refinance and consolidations), legislative, executive and regulatory changes affecting the education loan market and the general economy. Refinance products offered by us, our competitors, and the Federal Government may increase the repayment rate on our FFELP Loans and Private Education Loans.

In particular, new interpretations of current laws, rules or regulations or future laws, executive orders or other policy initiatives which operate to encourage or require consolidation, abolish existing or create additional income-based repayment or debt forgiveness programs or establish other policies and programs also may increase or decrease the prepayment rates on education loans. For example, ED recently announced a set of policy changes and released proposed negotiated rulemaking proposals relating to the Defense to Repayment, interest capitalization rules, and Public Service Loan Forgiveness program under its Direct Loan program, which may result in an increase in consolidations of FFELP loans into Direct Loans (which results in the loan no longer being on our balance sheet).  Prepayments on our loans may also decrease while programs or initiatives are discussed or rumored to be enacted in the future. As is currently reported by various news reports, the White House is considering a broad-based student loan cancellation or debt forgiveness plan. While the specifics of any plan have not yet been announced, if a broad -based student loan forgiveness plan or any policies or programs that encourage or require borrowers to consolidate their loans into Direct Loans held by ED is implemented, it will likely result in an increase in prepayments, which could be significant, of our existing education loan portfolio and could materially and adversely impact our profitability, results of operations, financial condition, cash flows or future business prospects. We cannot predict what (if any) plans or policies regarding broad-based loan forgiveness or other related policies or programs will ultimately be implemented, the timing of when such plans or policies may be implemented, and/or the outcome of such actions.

FFELP Loans may also be repaid after default by the Guarantors of FFELP Loans. Conversely, borrowers might not choose to prepay their education loans, or the terms of their education loans may be extended as a result of grace periods, deferment periods, income-driven repayment plans, or other repayment terms or monthly payment amount modifications agreed to by the servicer, for example. FFELP Loan borrowers may be eligible for various existing income-based repayment programs under which borrowers can qualify for reduced or zero monthly payment or even debt forgiveness after a certain number of years of repayment.

Prolonged introductions of significant amounts of subsidized funding at below market interest rates — whether from federal or private sources — could increase the prepayment rates of our existing Private Education Loans and have a material adverse effect on our profitability, results of operations, financial condition, cash flows or future business prospects.

With respect to our securitization trusts when, as a result of unanticipated prepayment levels, education loans within a securitization trust amortize faster than originally contracted, the trust’s pool balance may decline at a rate faster than the prepayment rate assumed when the trust’s bonds were originally issued. If the trust’s pool balance declines faster than originally anticipated, in most of our securitization structures, the bonds issued by that trust will also be repaid faster than originally anticipated. In such cases, our net interest income may decrease and our future cash flows from the trust may similarly decline. Conversely, when education loans within a securitization trust amortize more slowly than originally contracted, the trust’s pool balance may decline more slowly than the prepayment rate assumed when the trust’s bonds were originally issued, and the bonds may be repaid more slowly than originally anticipated. In these cases, our net interest income increases and our future cash flows from the trust may increase.

It is also possible, if the prepayment rate is especially slow and certain rights of the sellers or the servicer are not exercised or are insufficient or other action is not taken to counter the slower prepayment rate, the trust’s bonds may not be repaid by their legal final maturity date(s), which could result in an event of default under the underlying securitization agreements.

Our business is affected by changes in interest rates and the cost and availability of funding in the capital markets.

The capital markets may from time-to-time experience periods of significant volatility, such as the volatility we are currently experiencing due to rising interest rates and other economic pressures. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable at any costs. We cannot provide any assurance that the cost and availability of funding in the capital markets will not continue to be impacted by current economic pressures. Other factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, changes in the activities of our business partners, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to us, asset-backed securities sponsored by us or the U.S. federal government, changes affecting our assets, the ability of existing or future Navient-sponsored securitization trusts to hedge interest rate and currency risk, corporate and regulatory actions, absolute and comparative interest rate changes, general economic conditions and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization and derivatives transactions. If financing is difficult, expensive or unavailable, our results of operations, cash flow or financial condition could be materially and adversely affected. Further, rising interest rates and expectations of inflation may negatively impact borrower demand for our private education loan products.

We depend on secure information technology, and a breach of our information technology systems could result in significant losses, disclosure of confidential customer information and reputational damage, which would adversely affect our business.

Our operations rely on the secure processing, storage and transmission of personal, confidential and other information in our computer systems and networks. Although we take protective measures we deem reasonable and appropriate, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses, malicious attacks, ransomware attacks and other events that could have a security impact beyond our control. These technologies, systems and networks, and those of third parties, may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ confidential, proprietary and other information, the loss of access to our systems and networks or those of third parties we rely upon or otherwise disrupt our business operations or those of our customers or other third parties. Information security risks for institutions that handle large numbers of financial transactions on a daily basis such as Navient have generally increased in recent years, in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. In addition, our increased use of mobile and cloud technologies could heighten these and other operational risks, and any failure by mobile or cloud technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations or those of third parties we rely upon and result in interruptions of services or loss of access or misappropriation, corruption or loss of confidential or propriety information. Moreover, the loss of confidential customer identification information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under state, federal and international laws that protect confidential personal data, resulting in increased costs, loss of revenues and substantial penalties. The California Consumer Privacy Act (CCPA) took effect in January 2020 and provides for enhanced consumer protections for California residents and statutory fines for data security breaches or other CCPA violations.

If one or more of such events occur, personal, confidential and other information processed and stored in, and transmitted through, our computer systems and networks could be jeopardized or could cause interruptions or malfunctions in our operations that could result in significant losses or reputational damage. We routinely transmit and receive personal, confidential and proprietary information, some of it through third parties. We maintain secure transmission capability and work to ensure that third parties follow similar procedures. Nevertheless, an interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, regulatory action and reputational harm. In the event personal, confidential or other information is jeopardized, intercepted, misused or mishandled, or our systems or those of third parties we rely upon suffer interruptions in service or loss of access, we may need to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to fines, penalties, litigation and settlement costs and financial losses that may either not be insured against or not be fully covered through insurance. If one or more of such events occur, our business, financial condition or results of operations could be significantly and adversely affected.

If we do not effectively and continually align our cost structure with our business operations, our results of operations and financial condition could be materially adversely affected.

We continually need to align our cost structure with our business operations. The ability to properly size our cost structure is dependent upon a number of variables, including our ability to successfully execute on our business plans and growth initiatives and future legislative or regulatory changes. Persistent inflation, as experienced in the first half of 2022, could significantly increase our ongoing operating costs and reduce our net income. If we undertake cost reductions based on our business plan, those reductions could be too dramatic and could cause disruptions in our business, reductions in the quality of the services we provide or cause us to fail to comply with applicable regulatory standards. Alternatively, we may fail to implement, or be unable to achieve, necessary cost savings commensurate with our business and prospects. In either case, our business, results of operations and financial condition could be adversely affected.

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

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at June 30, 2022 and 2021, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of June 30, 2022		As of June 30, 2021
	Impact on Annual Earnings If:		Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities(1)	$38	$(26)	$(29)	$10
Mark-to-market gains (losses) on derivative and hedging activities	12	(14)	109	(144)
Increase (decrease) in income before taxes	$50	$(40)	$80	$(134)
Increase (decrease) in net income after taxes	$39	$(31)	$62	$(103)
Increase (decrease) in diluted earnings per common share	$.27	$(.21)	$.36	$(.61)

(1)	If decreasing interest rates by 100 basis points results in a negative interest rate, we assume the interest rate is 0% for this disclosure (as opposed to being a negative interest rate).

	At June 30, 2022
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$66,822	$(120)	—	$175	—
Other earning assets	3,637	—	—	—	—
Other assets	3,546	52	1	28	1
Total assets gain/(loss)	$74,005	$(68)	—%	$203	—%
Liabilities
Interest-bearing liabilities	$69,081	$(281)	—%	$304	—%
Other liabilities	791	162	20	(91)	(11)
Total liabilities (gain)/loss	$69,872	$(119)	—%	$213	—%

	At December 31, 2021
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$74,772	$(279)	—	$432	1%
Other earning assets	3,845	—	—	—	—
Other assets	3,948	(124)	(3)	263	7
Total assets gain/(loss)	$82,565	$(403)	—%	$695	1%
Liabilities
Interest-bearing liabilities	$77,040	$(356)	—%	$386	1%
Other liabilities	1,019	(40)	(4)	193	19
Total liabilities (gain)/loss	$78,059	$(396)	(1)%	$579	1%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate education loan portfolio with floating rate debt and our fixed rate education loan portfolio with fixed rate debt although we can have a mismatch at times. In addition, we can have a mismatch in the index (including the frequency of reset) of floating rate debt versus floating rate assets. In addition, due to the ability of some FFELP Loans to earn Floor Income, we can have a fixed versus floating mismatch in funding if the education loan earns at the fixed borrower rate and the funding remains floating.   We use Floor Income Contracts, pay-fixed swaps and fixed rate debt to economically hedge embedded floor income in our FFELP loans.  Historically, we have used these instruments on a periodic basis and depending upon market conditions and pricing, we may enter into additional hedges in the future.  The result of these hedging transactions is to fix the relative spread between the education loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged FFELP Loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; (ii) certain FFELP fixed rate loans becoming variable interest rate loans when variable interest rates rise above a certain level (Special Allowance Payment of “SAP”). When these loans are funded with fixed rate debt (as we do for a portion of the portfolio to economically hedge Floor Income) we earn additional interest income when earning the higher variable rate that is in effect; and (iii) a portion of our variable rate assets being funded with fixed rate liabilities. Item (i) will generally cause income to decrease when interest rates increase and income to increase when interest rates decrease. Item (ii) and (iii) have the opposite effect. The changes due to the interest rate scenarios in the current period are a result of items (ii) and (iii) having a more significant impact than item (i) primarily as a result of interest rates being significantly higher compared to the prior period. The changes in the prior period are a result of item (i) having a more significant impact than items (ii) and (iii) primarily as a result of interest rates being significantly lower at that time.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2022. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.5	$—	$2.5
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	1.4	—	1.4
Prime	monthly	4.8	—	4.8
3-month LIBOR	quarterly	.3	21.7	(21.4)
3-month LIBOR(2)	monthly	—	.3	(.3)
3-month LIBOR(2)	daily	—	.1	(.1)
1-month LIBOR	monthly	3.2	29.0	(25.8)
1-month LIBOR	daily	46.4	—	46.4
SOFR(3)	various	.1	—	.1
Non-Discrete reset(2)(4)	monthly	—	3.8	(3.8)
Non-Discrete reset(5)	daily/weekly	3.6	.1	3.5
Fixed Rate(6)		13.4	21.1	(7.7)
Total		$76.1	$76.1	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding includes Loan Repurchase facilities.
(3)	Assets include $54 million of student loans indexed to the 30-day average SOFR rate. Funding includes $46 million indexed to the 30-day average SOFR rate or 90-day average SOFR rate.
(4)	Funding consists of auction rate ABS and ABCP facilities.
(5)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(6)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders' equity.

Core Earnings Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.5	$—	$2.5
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	1.4	—	1.4
Prime	monthly	4.8	—	4.8
3-month LIBOR	quarterly	.3	—	.3
3-month LIBOR(2)	monthly	—	.3	(.3)
3-month LIBOR(2)	daily	—	—	—
1-month LIBOR	monthly	3.2	49.9	(46.7)
1-month LIBOR	daily	46.4	—	46.4
SOFR(3)	various	.1	—	.1
Non-Discrete reset(2)(4)	monthly	—	3.5	(3.5)
Non-Discrete reset(5)	daily/weekly	3.6	.1	3.5
Fixed Rate(6)		13.4	22.3	(8.9)
Total		$76.1	$76.1	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding includes Loan Repurchase facilities.
(3)	Assets include $54 million of student loans indexed to the 30-day average SOFR rate. Funding includes $46 million indexed to the 30-day average SOFR rate or 90-day average SOFR rate.
(4)	Funding consists of auction rate ABS and ABCP facilities.
(5)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(6)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders' equity.

We use interest rate swaps and other derivatives to achieve our risk management objectives. Our asset liability management strategy is to match assets with debt (in combination with derivatives) that have the same underlying index and reset frequency or, when economical, have interest rate characteristics that we believe are highly correlated. Interest earned on our FFELP Loans is primarily indexed to daily one-month LIBOR and our cost of funds is primarily indexed to rates other than daily one-month LIBOR. A source of variability in FFELP net interest income could also be Floor Income we earn on certain FFELP Loans. Pursuant to the terms of the FFELP, certain FFELP Loans can earn interest at the stated fixed rate of interest as underlying debt interest rate expense remains variable. We refer to this additional spread income as “Floor Income.” Floor Income can be volatile since it is dependent on interest rate levels. We frequently hedge this volatility to lock in the value of the Floor Income over the term of the contract. Interest earned on our Private Education Refinance Loans is generally fixed rate with the related cost of funds generally fixed rate as well. Interest earned on the remaining Private Education Loans is generally indexed to either one-month Prime or LIBOR rates and our cost of funds is primarily indexed to one-month or three-month LIBOR. The use of funding with index types and reset frequencies that are different from our assets exposes us to interest rate risk in the form of basis and repricing risk. This could result in our cost of funds not moving in the same direction or with the same magnitude as the yield on our assets. While we believe this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions (which have occurred in prior years) can lead to a temporary divergence between indices resulting in a negative impact to our earnings.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchases of shares of our common stock in the three months ended June 30, 2022.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 — April 30, 2022	2.1	$16.76	2.1	$850
May 1 — May 31, 2022	2.1	15.74	2.1	$817
June 1 — June 30, 2022	2.7	13.72	2.7	$780
Total second-quarter 2022	6.9	$15.26	6.9

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

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2022. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
FFELP Loans (net of allowance for losses of $245 and $262, respectively)	$49,214	$52,641
Private Education Loans (net of allowance for losses of $921 and $1,009, respectively)	19,668	20,171
Investments
Held-to-maturity	65	74
Other	136	193
Total investments	201	267
Cash and cash equivalents	976	905
Restricted cash and cash equivalents	2,460	2,673
Goodwill and acquired intangible assets, net	718	725
Other assets	2,828	3,223
Total assets	$76,065	$80,605
Liabilities
Short-term borrowings	$4,609	$2,490
Long-term borrowings	67,738	74,488
Other liabilities	791	1,019
Total liabilities	73,138	77,997
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized at December 31, 2021; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 461 million and 459 million shares issued, respectively	4	4
Additional paid-in capital	3,305	3,282
Accumulated other comprehensive income (loss) (net of tax expense (benefit) of $10 and $(45), respectively)	30	(133)
Retained earnings	4,323	3,939
Total Navient Corporation stockholders’ equity before treasury stock	7,662	7,092
Less: Common stock held in treasury at cost: 319 million and 305 million shares, respectively	(4,735)	(4,495)
Total Navient Corporation stockholders’ equity	2,927	2,597
Noncontrolling interest	—	11
Total equity	2,927	2,608
Total liabilities and equity	$76,065	$80,605

Supplemental information — assets and liabilities of consolidated variable interest entities:

	June 30, 2022	December 31, 2021
FFELP Loans	$49,109	$52,502
Private Education Loans	18,047	18,147
Restricted cash	2,422	2,649
Other assets, net	1,410	1,522
Short-term borrowings	3,453	2,188
Long-term borrowings	61,832	67,107
Net assets of consolidated variable interest entities	$5,703	$5,525

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
FFELP Loans	$410	$365	$759	$737
Private Education Loans	277	295	553	614
Cash and investments	5	1	6	1
Total interest income	692	661	1,318	1,352
Total interest expense	371	339	660	667
Net interest income	321	322	658	685
Less: provisions for loan losses	18	(1)	34	(88)
Net interest income after provisions for loan losses	303	323	624	773
Other income (loss):
Servicing revenue	17	50	36	102
Asset recovery and business processing revenue	88	142	185	281
Other income	7	4	16	5
Gains on sales of loans	—	2	—	78
Gains (losses) on debt repurchases	—	(12)	—	(12)
Gains (losses) on derivative and hedging activities, net	22	(10)	120	26
Total other income	134	176	357	480
Expenses:
Salaries and benefits	110	142	231	292
Other operating expenses	80	110	164	218
Total operating expenses	190	252	395	510
Goodwill and acquired intangible asset impairment and amortization expense	3	5	7	10
Restructuring/other reorganization expenses	—	2	3	8
Total expenses	193	259	405	528
Income before income tax expense	244	240	576	725
Income tax expense	64	55	141	170
Net income	$180	$185	$435	$555
Basic earnings per common share	$1.23	$1.07	$2.93	$3.12
Average common shares outstanding	146	174	149	178
Diluted earnings per common share	$1.22	$1.05	$2.90	$3.08
Average common and common equivalent shares outstanding	147	176	150	180
Dividends per common share	$.16	$.16	$.32	$.32

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$180	$185	$435	$555
Net changes in cash flow hedges, net of taxes(1)	49	17	163	65
Total comprehensive income	$229	$202	$598	$620

(1)	See “Note 4 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at March 31, 2021	457,403,561	(277,890,279)	179,513,282	$4	$3,255	$(226)	$3,670	$(3,980)	$2,723	$14	$2,737
Comprehensive income (loss):
Net income	—	—	—	—	—	—	185	—	185	—	185
Other comprehensive income (loss), net of tax	—	—	—	—	—	17	—	—	17	—	17
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	202	—	202
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(27)	—	(27)	—	(27)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	641,126	—	641,126	—	10	—	—	—	10	—	10
Stock-based compensation expense	—	—	—	—	3	—	—	—	3	—	3
Common stock repurchased	—	(11,754,640)	(11,754,640)	—	—	—	—	(200)	(200)	—	(200)
Shares repurchased related to employee stock-based compensation plans	—	(559,580)	(559,580)	—	—	—	—	(10)	(10)	—	(10)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2021	458,044,687	(290,204,499)	167,840,188	$4	$3,268	$(209)	$3,828	$(4,190)	$2,701	$11	$2,712

Balance at March 31, 2022	460,989,285	(312,244,634)	148,744,651	$4	$3,302	$(19)	$4,167	$(4,630)	$2,824	$6	$2,830
Comprehensive income (loss):
Net income	—	—	—	—	—	—	180	—	180	—	180
Other comprehensive income (loss), net of tax	—	—	—	—	—	49	—	—	49	—	49
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	229	—	229
Cash dividends:	—
Common stock ($.16 per share)	—	—	—	—	—	—	(23)	—	(23)	—	(23)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	23,751	—	23,751	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3	—	—	—	3	—	3
Common stock repurchased	—	(6,885,804)	(6,885,804)	—	—	—	—	(105)	(105)	—	(105)
Shares repurchased related to employee stock-based compensation plans	—	(3,895)	(3,895)	—	—	—	—	—	—	—	—
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(6)	(6)
Balance at June 30, 2022	461,013,036	(319,134,333)	141,878,703	$4	$3,305	$30	$4,323	$(4,735)	$2,927	$—	$2,927

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2020	453,778,975	(267,476,521)	186,302,454	$4	$3,226	$(274)	$3,331	$(3,854)	$2,433	$14	$2,447
Comprehensive income (loss):
Net income	—	—	—	—	—	—	555	—	555	—	555
Other comprehensive income (loss), net of tax	—	—	—	—	—	65	—	—	65	—	65
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	620	—	620
Cash dividends:
Common stock ($.32 per share)	—	—	—	—	—	—	(56)	—	(56)	—	(56)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	4,265,712	—	4,265,712	—	29	—	—	—	29	—	29
Stock-based compensation expense	—	—	—	—	13	—	—	—	13	—	13
Common stock repurchased	—	(19,932,740)	(19,932,740)	—	—	—	—	(300)	(300)	—	(300)
Shares repurchased related to employee stock-based compensation plans	—	(2,795,238)	(2,795,238)	—	—	—	—	(36)	(36)	—	(36)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2021	458,044,687	(290,204,499)	167,840,188	$4	$3,268	$(209)	$3,828	$(4,190)	$2,701	$11	$2,712

Balance at December 31, 2021	458,629,384	(304,886,613)	153,742,771	$4	$3,282	$(133)	$3,939	$(4,495)	$2,597	$11	$2,608
Comprehensive income (loss):
Net income	—	—	—	—	—	—	435	—	435	—	435
Other comprehensive income (loss), net of tax	—	—	—	—	—	163	—	—	163	—	163
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	598	—	598
Cash dividends:	—
Common stock ($.32 per share)	—	—	—	—	—	—	(47)	—	(47)	—	(47)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Issuance of common shares	2,383,652	—	2,383,652	—	11	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	—	12	—	—	—	12	—	12
Common stock repurchased	—	(13,133,241)	(13,133,241)	—	—	—	—	(220)	(220)	—	(220)
Shares repurchased related to employee stock-based compensation plans	—	(1,114,479)	(1,114,479)	—	—	—	—	(20)	(20)	—	(20)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(11)	(11)
Balance at June 30, 2022	461,013,036	(319,134,333)	141,878,703	$4	$3,305	$30	$4,323	$(4,735)	$2,927	$—	$2,927

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$435	$555
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) on sales of education loans	—	(78)
Losses on debt repurchases	—	12
Goodwill and acquired intangible asset impairment and amortization expense	7	10
Stock-based compensation expense	12	13
Mark-to-market (gains) losses on derivative and hedging activities, net	(465)	(234)
Provisions for loan losses	34	(88)
Decrease in accrued interest receivable	12	33
Increase (decrease) in accrued interest payable	49	(27)
Decrease in other assets	256	126
(Decrease) increase in other liabilities	(310)	11
Total adjustments	(405)	(222)
Net cash provided by operating activities	30	333
Cash flows from investing activities
Education loans originated and acquired	(1,516)	(3,050)
Proceeds from payments on education loans	5,416	5,643
Proceeds from sales of education loans	—	1,588
Other investing activities, net	56	38
Net cash provided by investing activities	3,956	4,219
Cash flows from financing activities
Borrowings collateralized by loans in trust - issued	1,706	3,971
Borrowings collateralized by loans in trust - repaid	(6,090)	(5,577)
Asset-backed commercial paper conduits, net	482	(2,201)
Long-term unsecured notes issued	—	495
Long-term unsecured notes repaid	(15)	(782)
Other financing activities, net	56	123
Common stock repurchased	(220)	(300)
Common dividends paid	(47)	(56)
Net cash used in financing activities	(4,128)	(4,327)
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(142)	225
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	3,578	3,537
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,436	$3,762
Supplemental disclosure of cash flow information:
Cash disbursements made (refunds received) for:
Interest paid	$648	$723
Income taxes paid	$27	$96
Income taxes refunds received	$(5)	$—
Noncash activity:
Investing activity - Held-to-maturity asset backed securities retained related to sales of education loans	$—	$83
Operating activity - Servicing assets recognized upon sales of education loans	$—	$21

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$976	$1,453
Restricted cash and restricted cash equivalents	2,460	2,309
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,436	$3,762

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (VIEs) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2021 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Form 10-K). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2021 Form 10-K.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses

Allowance for Loan Losses Metrics

	Three Months Ended June 30, 2022
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$255	$964	$1,219
Total provision	—	18	18
Charge-offs(1)	(10)	(70)	(80)
Decrease in expected future recoveries on charged-off loans(2)	—	9	9
Allowance at end of period	245	921	1,166
Charge-offs as a percentage of average loans in repayment (annualized)	.09%	1.40%
Ending total loans	$49,459	$20,589
Average loans in repayment	$42,163	$20,162
Ending loans in repayment	$41,168	$19,938

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

Three Months Ended June 30,
(Dollars in millions)	2022
Beginning of period expected recoveries	$321
Expected future recoveries of current period defaults	12
Recoveries	(15)
Charge-offs	(6)
End of period expected recoveries	$312
Change in balance during period	$(9)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Three Months Ended June 30, 2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$282	$992	$1,274
Provision:
Reversal of allowance related to loan sales(1)	—	(5)	(5)
Remaining provision	—	4	4
Total provision	—	(1)	(1)
Charge-offs(2)	(5)	(35)	(40)
Decrease in expected future recoveries on charged-off loans(3)	—	20	20
Allowance at end of period	277	976	1,253
Charge-offs as a percentage of average loans in repayment (annualized)	.04%	.71%
Ending total loans	$55,827	$20,701
Average loans in repayment	$46,348	$19,667
Ending loans in repayment	$45,854	$19,692

(1)	In connection with the sale of approximately $30 million of Private Education Loans.
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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2022
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$262	$1,009	$1,271
Total provision	—	34	34
Charge-offs(1)	(17)	(139)	(156)
Decrease in expected future recoveries on charged-off loans(2)	—	17	17
Allowance at end of period	245	921	1,166
Charge-offs as a percentage of average loans in repayment (annualized)	.08%	1.39%
Ending total loans	$49,459	$20,589
Average loans in repayment	$42,922	$20,274
Ending loans in repayment	$41,168	$19,938

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

Six Months Ended June 30,
(Dollars in millions)	2022
Beginning of period expected recoveries	$329
Expected future recoveries of current period defaults	25
Recoveries	(30)
Charge-offs	(12)
End of period expected recoveries	$312
Change in balance during period	$(17)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans
Allowance at beginning of period	$288	$1,089	$1,377
Provision:
Reversal of allowance related to loan sales(1)	—	(107)	(107)
Remaining provision	—	19	19
Total provision	—	(88)	(88)
Charge-offs(2)	(11)	(70)	(81)
Decrease in expected future recoveries on charged-off loans(3)	—	45	45
Allowance at end of period	277	976	1,253
Charge-offs as a percentage of average loans in repayment (annualized)	.05%	.70%
Ending total loans	$55,827	$20,701
Average loans in repayment	$46,694	$20,272
Ending loans in repayment	$45,854	$19,692

(1)	In connection with the sale of approximately $1.6 billion of Private Education Loans.
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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses (Continued)

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for customers experiencing financial difficulty. Certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 76% and 75% of the loans granted forbearance have qualified as a TDR loan at June 30, 2022 and December 31, 2021, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction program as of June 30, 2022 and December 31, 2021 was $890 million and $831 million, respectively.

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Modified loans	$62	$29	$117	$69
Charge-offs	$59	$27	$115	$53
Payment default	$9	$4	$18	$9

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

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

	FFELP Loan Delinquencies
	June 30, 2022		December 31, 2021		June 30, 2021
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,064		$2,220		$2,576
Loans in forbearance(2)	6,227		6,292		7,397
Loans in repayment and percentage of each status:
Loans current	34,627	84.1%	39,679	89.4%	42,026	91.7%
Loans delinquent 31-60 days(3)	2,163	5.3	1,696	3.8	1,398	3.0
Loans delinquent 61-90 days(3)	1,323	3.2	904	2.0	685	1.5
Loans delinquent greater than 90 days(3)	3,055	7.4	2,112	4.8	1,745	3.8
Total FFELP Loans in repayment	41,168	100%	44,391	100%	45,854	100%
Total FFELP Loans	49,459		52,903		55,827
FFELP Loan allowance for losses	(245)		(262)		(277)
FFELP Loans, net	$49,214		$52,641		$55,550
Percentage of FFELP Loans in repayment		83.2%		83.9%		82.1%
Delinquencies as a percentage of FFELP Loans in repayment		15.9%		10.6%		8.3%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		13.1%		12.4%		13.9%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

   Loan type:

(Dollars in millions)	June 30, 2022	June 30, 2021	Change
Stafford Loans	$15,538	$16,996	$(1,458)
Consolidation Loans	29,396	34,011	(4,615)
Rehab Loans	4,525	4,820	(295)
Total loans, gross	$49,459	$55,827	$(6,368)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	June 30, 2022
(Dollars in millions)	June 30, 2022	2021	2020	2019	2018	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$1,307	$4,875	$1,672	$1,583	$587	$8,925	$18,949	92%
Below 640	11	57	18	34	20	1,500	$1,640	8
Total	$1,318	$4,932	$1,690	$1,617	$607	$10,425	$20,589	100%
Loan Status:
In-school/grace/ deferment/forbearance	$18	$79	$29	$32	$13	$480	$651	3%
Current/90 days or less delinquent	1,300	4,848	1,659	1,580	591	9,559	$19,537	95
Greater than 90 days delinquent	—	5	2	5	3	386	401	2
Total	$1,318	$4,932	$1,690	$1,617	$607	$10,425	$20,589	100%
Seasoning(1):
1-12 payments	$1,304	$3,452	$17	$15	$3	$105	$4,896	24%
13-24 payments	—	1,433	981	52	9	119	$2,594	12
25-36 payments	—	—	676	1,282	26	203	$2,187	11
37-48 payments	—	—	—	251	437	330	$1,018	5
More than 48 payments	—	—	—	—	126	9,420	$9,546	46
Loans in-school/ grace/deferment	14	47	16	17	6	248	348	2
Total	$1,318	$4,932	$1,690	$1,617	$607	$10,425	$20,589	100%
TDR Status:
TDR	$1	$24	$22	$54	$32	$6,830	$6,963	34%
Non-TDR	1,317	4,908	1,668	1,563	575	3,595	13,626	66
Total	$1,318	$4,932	$1,690	$1,617	$607	$10,425	$20,589	100%
Cosigners:
With cosigner(2)	$19	$112	$29	$11	$—	$6,710	$6,881	33%
Without cosigner	1,299	4,820	1,661	1,606	607	3,715	13,708	67
Total	$1,318	$4,932	$1,690	$1,617	$607	$10,425	$20,589	100%
School Type:
Not-for-profit	$1,237	$4,647	$1,615	$1,507	$558	$8,701	$18,265	89%
For-profit	81	285	75	110	49	1,724	2,324	11
Total	$1,318	$4,932	$1,690	$1,617	$607	$10,425	$20,589	100%
Allowance for loan losses							(921)
Total loans, net							$19,668

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at June 30, 2022.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	TDRs
	June 30, 2022		December 31, 2021		June 30, 2021
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$166		$194		$220
Loans in forbearance(2)	230		446		517
Loans in repayment and percentage of each status:
Loans current	5,823	88.7%	6,023	91.0%	6,387	93.3%
Loans delinquent 31-60 days(3)	238	3.6	199	3.0	186	2.7
Loans delinquent 61-90 days(3)	135	2.1	120	1.8	95	1.4
Loans delinquent greater than 90 days(3)	371	5.6	274	4.2	178	2.6
Total TDR loans in repayment	6,567	100%	6,616	100%	6,846	100%
Total TDR loans	6,963		7,256		7,583
TDR loans allowance for losses	(736)		(829)		(826)
TDR loans, net	$6,227		$6,427		$6,757
Percentage of TDR loans in repayment		94.3%		91.2%		90.3%
Delinquencies as a percentage of TDR loans in repayment		11.3%		9.0%		6.7%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		3.4%		6.3%		7.0%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses (Continued)
	Private Education Loan Delinquencies
	Non-TDRs
	June 30, 2022		December 31, 2021		June 30, 2021
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$182		$167		$183
Loans in forbearance(2)	73		89		89
Loans in repayment and percentage of each status:
Loans current	13,293	99.4%	13,611	99.6%	12,800	99.6%
Loans delinquent 31-60 days(3)	31	.3	23	.2	22	.2
Loans delinquent 61-90 days(3)	17	.1	11	.1	9	.1
Loans delinquent greater than 90 days(3)	30	.2	23	.1	15	.1
Total non-TDR loans in repayment	13,371	100%	13,668	100%	12,846	100%
Total non-TDR loans	13,626		13,924		13,118
Non-TDR loans allowance for losses	(185)		(180)		(150)
Non-TDR loans, net	$13,441		$13,744		$12,968
Percentage of non-TDR loans in repayment		98.1%		98.2%		97.9%
Delinquencies as a percentage of non-TDR loans in repayment		.6%		.4%		.4%
Loans in forbearance as a percentage of non-TDR loans in repayment and forbearance		.5%		.6%		.7%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

3.   Borrowings

The following table summarizes our borrowings.

	June 30, 2022			December 31, 2021
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,000	$6,005	$7,005	$—	$7,014	$7,014
Total unsecured borrowings	1,000	6,005	7,005	—	7,014	7,014
Secured borrowings:
FFELP Loan securitizations(2)(3)	—	47,869	47,869	—	51,841	51,841
Private Education Loan securitizations(4)	328	13,915	14,243	543	14,074	14,617
FFELP Loan ABCP facilities	646	305	951	282	150	432
Private Education Loan ABCP facilities	2,479	—	2,479	1,363	1,152	2,515
Other(5)	161	—	161	302	—	302
Total secured borrowings	3,614	62,089	65,703	2,490	67,217	69,707
Total before hedge accounting adjustments	4,614	68,094	72,708	2,490	74,231	76,721
Hedge accounting adjustments	(5)	(356)	(361)	—	257	257
Total	$4,609	$67,738	$72,347	$2,490	$74,488	$76,978

(1)

Includes principal amount of $1 billion and $0 of short-term debt as of June 30, 2022 and December 31, 2021, respectively. Includes principal amount of $6 billion and $7 billion of long-term debt as of June 30, 2022 and December 31, 2021, respectively.

(2)

Includes $88 million and $49 million of long-term debt related to the FFELP Loan asset-backed securitization repurchase facilities (FFELP Loan Repurchase Facilities) as of June 30, 2022 and December 31, 2021, respectively.

(3)

Includes defaulted FFELP secured debt tranches with a remaining principal amount of $661 million as of June 30, 2022 as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2029 and 2036. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.

(4)

Includes $328 million and $543 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (Private Education Loan Repurchase Facilities) as of June 30, 2022 and December 31, 2021, respectively.

(5)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

3.   Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of June 30, 2022 and December 31, 2021, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	June 30, 2022
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$47,869	$47,869	$48,152	$1,939	$1,525	$51,616
Private Education Loan securitizations	328	13,915	14,243	15,335	384	107	15,826
FFELP Loan ABCP facilities	646	305	951	957	15	30	1,002
Private Education Loan ABCP facilities	2,479	—	2,479	2,712	84	30	2,826
Total before hedge accounting adjustments	3,453	62,089	65,542	67,156	2,422	1,692	71,270
Hedge accounting adjustments	—	(257)	(257)	—	—	(282)	(282)
Total	$3,453	$61,832	$65,285	$67,156	$2,422	$1,410	$70,988

	December 31, 2021
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$51,841	$51,841	$52,066	$2,073	$1,520	$55,659
Private Education Loan securitizations	543	14,074	14,617	15,506	505	150	16,161
FFELP Loan ABCP facilities	282	150	432	436	8	15	459
Private Education Loan ABCP facilities	1,363	1,152	2,515	2,641	63	32	2,736
Total before hedge accounting adjustments	2,188	67,217	69,405	70,649	2,649	1,717	75,015
Hedge accounting adjustments	—	(110)	(110)	—	—	(195)	(195)
Total	$2,188	$67,107	$69,295	$70,649	$2,649	$1,522	$74,820

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

4.   Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$101	$222	$—	$2	$101	$224
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	—	—	—	—	—
Total derivative assets(2)		—	—	101	222	—	2	101	224
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	(6)	—	(3)	(5)	(9)	(5)
Floor Income Contracts	Interest rate	—	—	—	—	(1)	(65)	(1)	(65)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(279)	(190)	—	—	(279)	(190)
Total derivative liabilities(2)		—	—	(285)	(190)	(4)	(70)	(289)	(260)
Net total derivatives		$—	$—	$(184)	$32	$(4)	$(68)	$(188)	$(36)

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

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Gross position	$101	$224	$(289)	$(260)
Impact of master netting agreements	—	(6)	—	6
Derivative values with impact of master netting agreements (as carried on balance sheet)	101	218	(289)	(254)
Cash collateral (held) pledged	(113)	(244)	90	147
Net position	$(12)	$(26)	$(199)	$(107)

(3)	The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of June 30, 2022		As of December 31, 2021
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$993	$(5)	$—	$—
Long-term borrowings	$6,770	$(360)	$8,503	$252

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

4.   Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at June 30, 2022 and December 31, 2021 by $12 million and $8 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at June 30, 2022 and December 31, 2021 by $2 million and $2 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021	Jun 30, 2022	Dec 31, 2021
Notional Values:
Interest rate swaps	$9.9	$12.1	$6.2	$6.2	$26.4	$28.4	$42.5	$46.7
Floor Income Contracts	—	—	—	—	6.1	12.5	6.1	12.5
Cross-currency interest rate swaps	—	—	2.0	2.1	—	—	2.0	2.1
Total derivatives	$9.9	$12.1	$8.2	$8.3	$32.5	$40.9	$50.6	$61.3

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$(148)	$22	$(437)	$(175)
Gains (losses) recognized in net income on hedged items	158	(21)	471	191
Net fair value hedge ineffectiveness gains (losses)	10	1	34	16
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	(54)	117	(89)	186
Gains (losses) recognized in net income on hedged items	94	(102)	146	(141)
Net fair value hedge ineffectiveness gains (losses)	40	15	57	45
Total fair value hedges(1)(2)	50	16	91	61
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—	—
Trading:
Interest rate swaps	17	(7)	80	15
Floor income contracts	5	(3)	40	11
Cross currency interest rate swaps	—	—	—	—
Other	—	—	—	—
Total trading derivatives(3)	22	(10)	120	26
Mark-to-market gains (losses) recognized	$72	$6	$211	$87

(1)	Recorded in interest expense in the consolidated statements of income.
(2)	The accrued interest income (expense) on fair value hedges and cash flow hedges is recorded in interest expense and is excluded from this table.
(3)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

4.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Total gains (losses) on cash flow hedges	$34	$(5)	$127	$22
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	15	22	36	43
Net changes in cash flow hedges, net of tax	$49	$17	$163	$65

(1)	Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties:

(Dollars in millions)	June 30, 2022	December 31, 2021
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$113	$244
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	—	1
Total collateral held	$113	$245
Derivative asset at fair value including accrued interest	$130	$242
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$90	$147
Total collateral pledged	$90	$147
Derivative liability at fair value including accrued interest and premium receivable	$294	$271

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

4.   Derivative Financial Instruments (Continued)

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $5 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings. At June 30, 2022 and December 31, 2021, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $24 million and $9 million, respectively. The trusts are not required to post collateral to the counterparties. At June 30, 2022 and December 31, 2021, the net positive exposure on swaps in securitization trusts was $0 and $0, respectively

The table below highlights credit exposure related to our derivative counterparties at June 30, 2022.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$24	$—
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%	—%

5.   Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	June 30, 2022	December 31, 2021
Accrued interest receivable	$1,871	$1,881
Benefit and insurance-related investments	452	462
Income tax asset, net	196	369
Derivatives at fair value	101	218
Accounts receivable	103	159
Fixed assets	91	95
Other	14	39
Total	$2,828	$3,223

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

6.   Stockholders’ Equity

The following table summarizes common share repurchases, issuances and dividends paid.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share amounts)	2022	2021	2022	2021
Common stock repurchased(1)	6.9	11.8	13.1	19.9
Common stock repurchased (in dollars)(1)	$105	$200	$220	$300
Average purchase price per share(1)	$15.26	$17.02	$16.76	$15.05
Remaining common stock repurchase authority(1)	$780	$300	$780	$300
Shares repurchased related to employee stock- based compensation plans(2)	—	.6	1.1	2.8
Average purchase price per share(2)	$—	$17.28	$17.92	$12.99
Common shares issued(3)	—	.6	2.4	4.3
Dividends paid	$23	$27	$47	$56
Dividends per share	$.16	$.16	$.32	$.32

(1)	Common shares purchased under our share repurchase program. Our board of directors authorized a $1 billion multi-year share repurchase program in December 2021.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on June 30, 2022 was $13.99.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

7.   Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Numerator:
Net income	$180	$185	$435	$555
Denominator:
Weighted average shares used to compute basic EPS	146	174	149	178
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	1	2	1	2
Dilutive potential common shares(2)	1	2	1	2
Weighted average shares used to compute diluted EPS	147	176	150	180
Basic earnings per common share	$1.23	$1.07	$2.93	$3.12
Diluted earnings per common share	$1.22	$1.05	$2.90	$3.08

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)

For the three months ended June 30, 2022 and 2021, securities covering approximately 0 million and 0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2022 and 2021, securities covering approximately 0 million and 1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive

8.   Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. See “Note 11 – Fair Value Measurements” in our 2021 Form 10-K for a full discussion.

During the three and six months ended June 30, 2022, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

8.   Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During the second quarters of 2022 and 2021, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	June 30, 2022				December 31, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	—	101	—	101	—	223	1	224
Cross-currency interest rate swaps	—	—	—	—	—	—	—	—
Total derivative assets(2)	—	101	—	101	—	223	1	224
Total	$—	$101	$—	$101	$—	$223	$1	$224
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$(6)	$(3)	$(9)	$—	$—	$(5)	$(5)
Floor Income Contracts	—	(1)	—	(1)	—	(65)	—	(65)
Cross-currency interest rate swaps	—	—	(279)	(279)	—	—	(190)	(190)
Total derivative liabilities(2)	—	(7)	(282)	(289)	—	(65)	(195)	(260)
Total	$—	$(7)	$(282)	$(289)	$—	$(65)	$(195)	$(260)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See "Note 4 – Derivative Financial Instruments" for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
(3)

Borrowings which are the hedged item in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

8.   Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended June 30,
	2022				2021
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(3)	$(226)	$—	$(229)	$(7)	$(225)	$—	$(232)
Total gains/(losses):
Included in earnings(1)	—	(62)	—	(62)	1	111	—	112
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	9	—	9	—	6	—	6
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(3)	$(279)	$—	$(282)	$(6)	$(108)	$—	$(114)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$—	$(53)	$—	$(53)	$1	$21	$—	$22

	Six Months Ended June 30,
	2022				2021
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(4)	$(190)	$—	$(194)	$(8)	$(294)	$—	$(302)
Total gains/(losses):
Included in earnings(1)	1	(103)	—	(102)	2	173	—	175
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	14	—	14	—	13	—	13
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(3)	$(279)	$—	$(282)	$(6)	$(108)	$—	$(114)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$1	$(89)	$—	$(88)	$2	$(76)	$—	$(74)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Gains (losses) on derivative and hedging activities, net	$—	$1	$1	$2
Interest expense	(62)	111	(103)	173
Total	$(62)	$112	$(102)	$175

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

8.   Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at June 30, 2022	Valuation Technique	Input	Range and Weighted Average
Derivatives
Prime/LIBOR basis swaps	$(3)	Discounted cash flow	Constant Prepayment Rate	9%
			Bid/ask adjustment to discount rate	.08%
Cross-currency interest rate swaps	(279)	Discounted cash flow	Constant Prepayment Rate	5%
Other	—
Total	$(282)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2022			December 31, 2021
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$47,443	$49,214	$(1,771)	$53,632	$52,641	$991
Private Education Loans	19,379	19,668	(289)	21,140	20,171	969
Cash and investments	3,637	3,637	—	3,845	3,845	—
Total earning assets	70,459	72,519	(2,060)	78,617	76,657	1,960
Interest-bearing liabilities
Short-term borrowings	4,597	4,609	12	2,492	2,490	(2)
Long-term borrowings	64,484	67,738	3,254	74,548	74,488	(60)
Total interest-bearing liabilities	69,081	72,347	3,266	77,040	76,978	(62)
Derivative financial instruments
Floor Income Contracts	(1)	(1)	—	(65)	(65)	—
Interest rate swaps	92	92	—	219	219	—
Cross-currency interest rate swaps	(279)	(279)	—	(190)	(190)	—
Other	—	—	—	—	—	—
Excess of net asset fair value over carrying value			$1,206			$1,898

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

9.   Commitments and Contingencies (Continued)

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also, as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. Navient has no reserves related to indemnification matters with SLM BankCo as of June 30, 2022.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

10.   Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

The following tables illustrate the disaggregation of revenue from contracts accounted for under ASC 606 with customers according to service type and client type by reportable operating segment.

Revenue by Service Type

	Three Months Ended June 30,
	2022			2021
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$—	$—	$—	$4	$—	$4
Government services	—	53	53	—	66	66
Healthcare services	—	34	34	—	64	64
Total	$—	$87	$87	$4	$130	$134

	Six Months Ended June 30,
	2022			2021
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$1	$—	$1	$9	$—	$9
Government services	—	102	102	—	129	129
Healthcare services	—	79	79	—	126	126
Total	$1	$181	$182	$9	$255	$264

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

10.   Revenue from Contracts with Customers Accounted for in Accordance with ASC 606 (Continued)

Revenue by Client Type

	Three Months Ended June 30,
	2022			2021
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$—	$2	$2	$—	$6	$6
Guarantor agencies	—	—	—	4	—	4
Other institutions	—	—	—	—	—	—
State and local government	—	35	35	—	46	46
Tolling authorities	—	16	16	—	14	14
Hospitals and other healthcare providers	—	34	34	—	64	64
Total	$—	$87	$87	$4	$130	$134

	Six Months Ended June 30,
	2022			2021
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue

Federal government	$—	$4	$4	$1	$14	$15
Guarantor agencies	1	—	1	8	—	8
Other institutions	—	—	—	—	—	—
State and local government	—	68	68	—	88	88
Tolling authorities	—	30	30	—	27	27
Hospitals and other healthcare providers	—	79	79	—	126	126
Total	$1	$181	$182	$9	$255	$264

As of June 30, 2022 and June 30, 2021, there was $94 million and $97 million respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

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

The following table includes asset information for our Federal Education Loans segment.

(Dollars in millions)	June 30, 2022	December 31, 2021
FFELP Loans, net	$49,214	$52,641
Cash and investments(1)	1,959	2,071
Other	2,034	2,183
Total assets	$53,207	$56,895

(1)	Includes restricted cash and investments.

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

The following table includes asset information for our Consumer Lending segment

(Dollars in millions)	June 30, 2022	December 31, 2021
Private Education Loans, net	$19,668	$20,171
Cash and investments(1)	612	824
Other	583	815
Total assets	$20,863	$21,810

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

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

At June 30, 2022 and December 31, 2021, the Business Processing segment had total assets of $409 million and $397 million, respectively.

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

At June 30, 2022 and December 31, 2021, the Other segment had total assets of $1.6 billion and $1.5 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

11.   Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended June 30, 2022
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$409	$277	$—	$—	$686	$4	$(3)	$1	$687
Cash and investments	3	1	—	1	5	—	—	—	5
Total interest income	412	278	—	1	691	4	(3)	1	692
Total interest expense	266	136	—	18	420	4	(53)	(49)	371
Net interest income (loss)	146	142	—	(17)	271	—	50	50	321
Less: provisions for loan losses	—	18	—	—	18	—	—	—	18
Net interest income (loss) after provisions for loan losses	146	124	—	(17)	253	—	50	50	303
Other income (loss):
Servicing revenue	14	3	—	—	17	—	—	—	17
Asset recovery and business processing revenue	1	—	87	—	88	—	—	—	88
Other income (loss)	8	1	—	(2)	7	—	22	22	29
Total other income (loss)	23	4	87	(2)	112	—	22	22	134
Expenses:
Direct operating expenses	25	35	74	—	134	—	—	—	134
Unallocated shared services expenses	—	—	—	56	56	—	—	—	56
Operating expenses	25	35	74	56	190	—	—	—	190
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	3	3	3
Restructuring/other reorganization expenses	—	—	—	—	—	—	—	—	—
Total expenses	25	35	74	56	190	—	3	3	193
Income (loss) before income tax expense (benefit)	144	93	13	(75)	175	—	69	69	244
Income tax expense (benefit)(2)	34	22	3	(18)	41	—	23	23	64
Net income (loss)	$110	$71	$10	$(57)	$134	$—	$46	$46	$180

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$50	$—	$50
Total other income (loss)	22	—	22
Goodwill and acquired intangible asset impairment and amortization	—	3	3
Total Core Earnings adjustments to GAAP	$72	$(3)	69
Income tax expense (benefit)			23
Net income (loss)			$46

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

11.   Segment Reporting (Continued)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

11.   Segment Reporting (Continued)

	Six Months Ended June 30, 2022
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$743	$553	$—	$—	$1,296	$23	$(7)	$16	$1,312
Cash and investments	3	2	—	1	6	—	—	—	6
Total interest income	746	555	—	1	1,302	23	(7)	16	1,318
Total interest expense	461	262	—	32	755	4	(99)	(95)	660
Net interest income (loss)	285	293	—	(31)	547	19	92	111	658
Less: provisions for loan losses	—	34	—	—	34	—	—	—	34
Net interest income (loss) after provisions for loan losses	285	259	—	(31)	513	19	92	111	624
Other income (loss):
Servicing revenue	30	6	—	—	36	—	—	—	36
Asset recovery and business processing revenue	4	—	181	—	185	—	—	—	185
Other income (loss)	18	1	—	(3)	16	(19)	139	120	136
Total other income (loss)	52	7	181	(3)	237	(19)	139	120	357
Expenses:
Direct operating expenses	54	69	150	—	273	—	—	—	273
Unallocated shared services expenses	—	—	—	122	122	—	—	—	122
Operating expenses	54	69	150	122	395	—	—	—	395
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	7	7	7
Restructuring/other reorganization expenses	—	—	—	3	3	—	—	—	3
Total expenses	54	69	150	125	398	—	7	7	405
Income (loss) before income tax expense (benefit)	283	197	31	(159)	352	—	224	224	576
Income tax expense (benefit)(2)	67	47	7	(38)	83	—	58	58	141
Net income (loss)	$216	$150	$24	$(121)	$269	$—	$166	$166	$435

(1)	Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$111	$—	$111
Total other income (loss)	120	—	120
Goodwill and acquired intangible asset impairment and amortization	—	7	7
Total Core Earnings adjustments to GAAP	$231	$(7)	224
Income tax expense (benefit)			58
Net income (loss)			$166

(2) Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2022 and for the three and six months ended

June 30, 2022 and 2021 is unaudited)

11.   Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Core Earnings net income	$134	$165	$269	$469
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	72	30	231	121
Net impact of goodwill and acquired intangible assets(2)	(3)	(5)	(7)	(10)
Net tax effect(3)	(23)	(5)	(58)	(25)
Total Core Earnings adjustments to GAAP	46	20	166	86
GAAP net income	$180	$185	$435	$555

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
Joe Fisher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 27, 2022

 APPENDIX A

form 10-Q cross-reference index

Page Number

Part I. Financial Information

Item 1.	Financial Statements	48-88

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41-45

Item 4.	Controls and Procedures	46

Part II. Other Information

Item 1.	Legal Proceedings	38, 76

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits	47

Signatures		89