Form 10-Q
period 2022-09-30
NAVIENT CORP
filed 2022-10-26
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of September 30, 2022, there were 135,614,173 shares of common stock outstanding.

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

USE OF NON-GAAP FINANCIAL MEASURES

We prepare financial statements and present financial results in accordance with GAAP. However, we also evaluate our business segments and present our financial results on a basis that differs from GAAP. We refer to this different basis of presentation as Core Earnings, which is a non-GAAP financial measure. We provide this Core Earnings basis of presentation on a consolidated basis and for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also include this information in our presentations with credit rating agencies, lenders and investors. Because our Core Earnings basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide Core Earnings disclosures in the notes to our consolidated financial statements for our business segments.

In addition to Core Earnings, we present the following other non-GAAP financial measures: Adjusted Core Earnings, Tangible Equity, Adjusted Tangible Equity Ratio, Pro forma Adjusted Tangible Equity Ratio, Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA) (for the Business Processing segment), and Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off Loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for a further discussion and a complete reconciliation between GAAP net income and Core Earnings.

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

We own a portfolio of $46.9 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. As a servicer on our own portfolio and for third parties, we deploy data-driven approaches to support the success of our customers. Our flexible and scalable infrastructure manages large volumes of complex transactions, simplifying the customer experience and continually improving efficiency.

•	Consumer Lending

We help students and families succeed through the paying-for-college journey with innovative planning tools, student loans and refinancing products. Our $19.2 billion Private Education Loan portfolio demonstrates high customer success rates. In the third quarter of 2022, we originated $447 million in Private Education Loans.

•	Business Processing

We provide business processing solutions for approximately 500 public sector and healthcare organizations, and their tens of millions of clients, patients, and constituents. Our suite of workflow processing, customer experience and revenue cycle solutions enables our clients to focus on their missions, optimize their cash flow and deliver essential services.

Superior Operational Performance with a Strong Customer Service and Compliance Commitment

We help our customers — both individuals and institutions — navigate the path to financial success through proactive, simplified service and innovative solutions.

•

Deliver superior performance. Whether supporting student loan borrowers in successfully managing their loans, designing and implementing omnichannel contact center solutions for public sector agencies, generating additional revenue for hospitals and medical systems, or helping a state manage communication backlogs or recover revenue that funds essential services, Navient delivers value for our clients and customers.

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

•

Simplify complex processes. On our clients’ behalf, we help individuals successfully navigate a broad spectrum of complex transactions. Our people and platforms simplify complex programs – including education financing, healthcare, tax, and transportation programs – to help constituents understand and meet their obligations.

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

o

Private loan modification program: In 2009, we pioneered the creation of a loan modification program to help Private Education Loan borrowers needing additional assistance. As of September 30, 2022, approximately $900 million of our Private Education Loans were enrolled in this interest rate reduction program, helping customers through more affordable monthly payments while making progress in repaying their principal loan balance.

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

•

Corporate Social Responsibility. We are committed to contributing to the social and economic wellbeing of our local communities; fostering the success of our customers; supporting a culture of integrity, inclusion and equality in our workforce; and embracing sustainable business practices. Navient has earned recognition from several organizations for our continued commitment to fostering diversity. Our employees are active in our communities, through local and national organizations, including a significant national partnership with Boys & Girls Clubs of America.

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

Strong Financial Performance Resulting in a Strong Capital Return

Our third-quarter 2022 results continue to build upon our previous year’s results demonstrating the strength of our business model and our ability to deliver predictable and meaningful cash flow and earnings in all types of economic environments.

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

In December 2021, our Board approved a share repurchase program authorizing the purchase of up to $1 billion of the Company’s outstanding common stock. At September 30, 2022, $685 million remained in share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our Adjusted Tangible Equity Ratio(1) was 7.8% as of September 30, 2022.

(Dollars and shares in millions)	Q3-22	Q3-21
Shares repurchased	6.3	7.0
Reduction in shares outstanding	4%	4%
Total repurchases in dollars	$95	$150
Dividends paid	$22	$26
Total Capital Returned(2)	$117	$176
Adjusted Tangible Equity Ratio(1)	7.8%	6.4%

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”
(2)	Capital Returned is defined as share repurchases and dividends paid.

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

Federal Education Loans Segment

Navient owns FFELP Loans and performs servicing and asset recovery services on this portfolio. We also service and perform asset recovery services on FFELP Loans owned by other institutions. Our servicing quality, data-driven strategies and omnichannel education about federal repayment options translate into positive results for the millions of borrowers we serve. We generate revenue primarily through net interest income on our FFELP Loans.

Consumer Lending Segment

Navient helps students and families through the paying-for-college journey. Our digital tools empower people to find grants and scholarships, compare financial aid offers and complete the FAFSA. Our Private Education Loans offer easy-to-understand payment options. After graduation, we offer student loan refinancing to help people simplify their repayment and earn a better rate. We believe our 50 years of experience, product design, digital marketing strategies, and origination and servicing platform provide a unique competitive advantage. We see meaningful growth opportunities in originating Private Education Loans to financially responsible consumers, generating attractive long-term, risk-adjusted returns. We generate revenue primarily through net interest income on our Private Education Loan portfolio.

Business Processing Segment

Navient provides business processing solutions such as omnichannel contact center services, workflow processing, and revenue cycle optimization. Our support enables our clients to better serve their constituents, meet rapidly changing needs, improve technology, reduce operating expenses, manage risk and optimize revenue opportunities. Our clients include:

•	Government: We offer our solutions to federal agencies, state governments, tolling and parking authorities, and other public sector clients.
•	Healthcare: Our clients include hospitals, hospital systems, medical centers, large physician groups, other healthcare providers and public health departments.

Other Segment

This segment consists of our corporate liquidity portfolio, gains and losses incurred on the repurchase of debt, unallocated expenses of shared services (which includes regulatory expenses) and restructuring/other reorganization expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Historical Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
GAAP Basis
Net income	$105	$173	$540	$728
Diluted earnings per common share	$.75	$1.04	$3.67	$4.15
Weighted average shares used to compute diluted earnings per share	$141	167	147	176
Return on assets	.57%	.86%	.96%	1.19%

Core Earnings Basis(1)
Net income(1)	$87	$149	$356	$618
Diluted earnings per common share(1)	$.62	$.89	$2.42	$3.52
Adjusted diluted earnings per common share(1)	$.75	$.92	$2.58	$3.65
Weighted average shares used to compute diluted earnings per share	141	167	147	176
Net interest margin, Federal Education Loans segment	.94%	1.04%	1.03%	.99%
Net interest margin, Consumer Lending segment	2.90%	2.98%	2.78%	2.98%
Return on assets	.47%	.73%	.63%	1.01%

Education Loan Portfolios
Ending FFELP Loans, net	$46,891	$54,350	$46,891	$54,350
Ending Private Education Loans, net	19,151	20,018	19,151	20,018
Ending total education loans, net	$66,042	$74,368	$66,042	$74,368
Average FFELP Loans	$48,443	$55,435	$50,398	$56,711
Average Private Education Loans	20,308	20,938	20,771	21,266
Average total education loans	$68,751	$76,373	$71,169	$77,977

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

Third-quarter 2022 GAAP net income was $105 million ($0.75 diluted earnings per share), compared with $173 million ($1.04 diluted Core Earnings per share) for the year-ago quarter. See “Results of Operations – Comparison of Third-Quarter 2022 Results with Third-Quarter 2021” for a discussion of the primary contributors to the change in GAAP earnings between periods.

Third-quarter 2022 Core Earnings net income was $87 million ($0.62 diluted Core Earnings per share), compared with $149 million ($0.89 diluted Core Earnings per share) for the year-ago quarter. Third-quarter 2022 and 2021 adjusted diluted Core Earnings(1) per share were $0.75 and $0.92, respectively. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

Financial highlights of third-quarter 2022 include:

Federal Education Loans segment:

•	Net income of $94 million.
•	FFELP net interest margin of 0.94%.
•	Includes a net reduction to pre-tax income of $10 million related to incremental FFELP Loan consolidation activity in connection with recently announced loan forgiveness plans.
•	$13 million of the provision for loan losses in anticipation of a deteriorating economy.

Consumer Lending segment:

•	Net income of $65 million.
•	Originated $447 million of Private Education Loans.
•	Private Education Loan delinquency rate of 4.4% remains below pre-pandemic levels.
•	$15 million of the provision for loan losses in anticipation of a deteriorating economy.

Business Processing segment:

•	EBITDA(1) of $13 million.
•	Revenue of $79 million.

Capital, funding and liquidity:

•	Adjusted tangible equity ratio(1) of 7.8%.
•	Repurchased $95 million of common shares; $685 million common share repurchase authority remains outstanding.
•	Paid $22 million in common stock dividends.

Expenses:

•	Adjusted Core Earnings expenses(1) of $191 million.

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Navient’s Response to COVID-19

Since its emergence in early 2020, the impacts of COVID-19 have been dynamic and unpredictable. In response to COVID-19, we prioritized the safety of our employees and business partners, while continually striving to support the needs of our customers and communities. During 2021 and the first nine months of 2022, the COVID-19 pandemic and long-lasting changes it has produced have continued to affect our business operations. The future direct and indirect impact of the pandemic on our businesses, results of operations and financial condition remains uncertain. Should current economic conditions deteriorate or if public health worsened due to various factors, such conditions could have an adverse effect on our businesses and results of operations and could adversely affect our financial condition. For more information on the pandemic, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Navient’s Response to COVID-19” in our 2021 Form 10-K.

Results of Operations

GAAP Income Statements (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2022	2021	$	%	2022	2021	$	%
Interest income
FFELP Loans	$553	$368	$185	50%	$1,312	$1,106	$206	19%
Private Education Loans	309	291	18	6	862	905	(43)	(5)
Cash and investments	19	1	18	1,800	25	2	23	1,150
Total interest income	881	660	221	33	2,199	2,013	186	9
Total interest expense	641	326	315	97	1,301	995	306	31
Net interest income	240	334	(94)	(28)	898	1,018	(120)	(12)
Less: provisions for loan losses	28	22	6	27	62	(66)	128	194
Net interest income after provisions for loan losses	212	312	(100)	(32)	836	1,084	(248)	(23)
Other income (loss):
Servicing revenue	24	47	(23)	(49)	60	149	(89)	(60)
Asset recovery and business processing revenue	80	135	(55)	(41)	264	416	(152)	(37)
Other income	6	3	3	100	22	9	13	144
Gains on sales of loans	—	—	—	—	—	78	(78)	(100)
Losses on debt repurchases	—	(20)	20	(100)	—	(32)	32	(100)
Gains (losses) on derivative and hedging activities, net	40	(5)	45	900	161	21	140	667
Total other income	150	160	(10)	(6)	507	641	(134)	(21)
Expenses:
Operating expenses	194	248	(54)	(22)	588	758	(170)	(22)
Goodwill and acquired intangible assets impairment and amortization expense	10	4	6	150	17	14	3	21
Restructuring/other reorganization expenses	21	—	21	100	25	8	17	213
Total expenses	225	252	(27)	(11)	630	780	(150)	(19)
Income before income tax expense	137	220	(83)	(38)	713	945	(232)	(25)
Income tax expense	32	47	(15)	(32)	173	217	(44)	(20)
Net income	$105	$173	$(68)	(39)%	$540	$728	$(188)	(26)%
Basic earnings per common share	$.75	$1.05	$(.30)	(29)%	$3.71	$4.20	$(.49)	(12)%
Diluted earnings per common share	$.75	$1.04	$(.29)	(28)%	$3.67	$4.15	$(.48)	(12)%
Dividends per common share	$.16	$.16	$—	—	$.48	$.48	$—	—

GAAP Comparison of Third-Quarter 2022 Results with Third-Quarter 2021

For the three months ended September 30, 2022, net income was $105 million, or $0.75 diluted earnings per common share, compared with net income of $173 million, or $1.04 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•

Third-quarter 2022 results included a net reduction to pre-tax income of $10 million related to incremental FFELP Loan consolidation activity in connection with the recently announced loan forgiveness plans (i.e., Public Service Loan Forgiveness and the Student Debt Relief Plans or the “Loan Forgiveness Plans”).

•

Net interest income decreased by $94 million as a result of a decline in Floor Income on the FFELP portfolio due to the increase in interest rates, the continued paydown of the FFELP and non-refinance Private Education Loan portfolios, and $27 million of additional loan premium and deferred financing fee amortization as a result of the Loan Forgiveness Plans discussed above. Partially offsetting this decrease was the growth in the Private Education Refinance Loan portfolio as a result of both an increase in the portfolio size as well as an increase in the net interest margin.

•	Provisions for loan losses increased $6 million from $22 million to $28 million:
○	The provision for FFELP Loan losses remained unchanged at $0.
○	The provision for Private Education Loan losses increased $6 million from $22 million to $28 million.

The FFELP Loan provision for loan losses was unchanged at $0, but the current period provision includes a $13 million increase related to an increase in expected losses in anticipation of a deteriorating economy, and a $13 million decrease as a result of the Loan Forgiveness Plans discussed above.

The Private Education Loan provision for loan losses of $28 million in the current period included $13 million of provision in connection with loan originations and $15 million related to an increase in expected losses in anticipation of a deteriorating economy. The provision in the year-ago quarter primarily related to loan originations.

•

Servicing revenue decreased $23 million primarily related to the transfer of the Department of Education (ED) servicing contract to a third party in October 2021. To aid in the transition, Navient is providing limited services in 2022 to the third party through a transition services agreement.

•

Asset recovery and business processing revenue decreased $55 million primarily as a result of a $43 million decrease in revenue earned in our Business Processing segment, due to the expected $51 million reduction in revenue from the wind-down of pandemic-related contracts, which was partially offset by an $8 million increase in revenue from services for our traditional government and healthcare services clients.

•	Other income in the current period had $4 million of fee revenue as a result of the Loan Forgiveness Plans discussed above.
•	Losses on debt repurchases decreased $20 million. We repurchased $757 million of debt at a $20 million loss in the year-ago quarter. There were no debt repurchases in the current period.
•

Net gains on derivative and hedging activities increased $45 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of derivative instruments including Floor Income Contracts, standard swaps (variable to fixed or fixed to variable), basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

Excluding net regulatory-related expenses of $3 million and $6 million in the third quarters of 2022 and 2021, respectively, operating expenses were $191 million and $242 million in the third quarters of 2022 and 2021, respectively. This $51 million decrease was primarily related to the transfer of the ED servicing contract as well as the decline in Business Processing segment revenue.

•

During the three months ended September 30, 2022 and 2021, the Company incurred $21 million and $0, respectively, of restructuring/other reorganization expenses, primarily severance-related costs and facility lease terminations.

We repurchased 6.3 million and 7.0 million shares of our common stock during the third quarters of 2022 and 2021, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 26 million common shares (or 16%) from the year-ago period.

Comparison of Nine Months Ended September 30, 2022 Results with Nine Months Ended September 30, 2021

For the nine months ended September 30, 2022, net income was $540 million, or $3.67 diluted earnings per common share, compared with net income of $728 million, or $4.15 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•

Net interest income decreased by $120 million as a result of the continued paydown of the FFELP and non-refinance Private Education Loan portfolios, a decline in Floor Income on the FFELP portfolio due to the increase in interest rates, and $27 million of additional loan premium and deferred financing fee amortization as a result of the Loan Forgiveness Plans previously discussed. Partially offsetting this decrease was the growth in the Private Education Refinance Loan portfolio as a result of both an increase in the portfolio size as well as an increase in the net interest margin.

•	Provisions for loan losses increased $128 million from $(66) million to $62 million:
○	The provision for FFELP Loan losses remained unchanged at $0.
○	The provision for Private Education Loan losses increased $128 million from $(66) million to $62 million.

The FFELP Loan provision for loan losses was unchanged at $0, but the current period provision includes a $13 million increase related to an increase in expected losses in anticipation of a deteriorating economy, and a $13 million decrease as a result of the Loan Forgiveness Plans discussed above.

The Private Education Loan provision for loan losses of $62 million in the current period included $31 million of provision in connection with loan originations and $31 million related to an increase in expected losses in anticipation of a deteriorating economy. The negative provision of $(66) million in the year-ago period was primarily related to the reversal of both $107 million of allowance for loan losses in connection with the sale of approximately $1.6 billion of Private Education Loans discussed below and $8 million related to a decrease in expected losses for the overall portfolio, partially offset by $49 million of provision primarily related to loan originations.

•

Servicing revenue decreased $89 million primarily related to the transfer of the ED servicing contract to a third party in October 2021. To aid in the transition, Navient is providing limited services in 2022 to the third party through a transition services agreement (see discussion below related to “Other income”).

•

Asset recovery and business processing revenue decreased $152 million primarily as a result of a $117 million decrease in revenue earned in our Business Processing segment, due to the expected $127 million reduction in revenue from the wind-down of pandemic-related contracts, which was partially offset by an $10 million increase in revenue from services for our traditional government and healthcare services clients.

•	Other income increased $13 million primarily related to the transition services being performed in connection with the transfer of the ED servicing contract to a third party, as discussed above.
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

•	Losses on debt repurchases decreased $32 million. We repurchased $1.5 billion of debt at a $32 million loss in the year-ago period. There were no debt repurchases in the current period.
•

Net gains on derivative and hedging activities increased $140 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which impact the valuations of derivative instruments including Floor Income Contracts, standard swaps (variable to fixed or fixed to variable), basis swaps and foreign currency hedges during each period. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.

•

Excluding net regulatory-related expenses of $5 million and $22 million in the nine months ended September 30, 2022 and 2021, respectively, operating expenses were $583 million and $736 million in the nine months ended September 30, 2022 and 2021, respectively. This $153 million decrease was primarily related to the transfer of the ED servicing contract as well as the decline in Business Processing segment revenue.

•

During the nine months ended September 30, 2022 and 2021, the Company incurred $25 million and $8 million, respectively, of restructuring/other reorganization expenses, primarily severance-related costs and facility lease terminations.

We repurchased 19.4 million and 26.9 million shares of our common stock during the nine months ended September 30, 2022 and 2021, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 29 million common shares (or 16%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2022	2021	2022 vs. 2021	2022	2021	2021 vs. 2021
Interest income:
FFELP Loans	$555	$353	57%	$1,298	$1,062	22%
Cash and investments	9	—	100	12	—	100
Total interest income	564	353	60	1,310	1,062	23
Total interest expense	444	202	120	905	627	44
Net interest income	120	151	(21)	405	435	(7)
Less: provision for loan losses	—	—	—	—	—	—
Net interest income after provision for loan losses	120	151	(21)	405	435	(7)
Other income (loss):
Servicing revenue	21	47	(55)	51	146	(65)
Asset recovery and business processing revenue	1	13	(92)	4	39	(90)
Other income	6	1	500	24	3	700
Total other income	28	61	(54)	79	188	(58)
Direct operating expenses	25	53	(53)	79	170	(54)
Income before income tax expense	123	159	(23)	405	453	(11)
Income tax expense	29	37	(22)	95	107	(11)
Net income	$94	$122	(23)%	$310	$346	(10)%

Comparison of Third-Quarter 2022 Results with Third-Quarter 2021

•

Third-quarter 2022 results included a net reduction to pre-tax income of $10 million related to incremental FFELP Loan consolidation activity in connection with the recently announced loan forgiveness plans (i.e., Public Service Loan Forgiveness and the Student Debt Relief Plans or the “Loan Forgiveness Plans”).

•	Net income was $94 million compared to $122 million.
•

Net interest income decreased $31 million, primarily due to $27 million of additional loan premium and deferred financing fee amortization as a result of the Loan Forgiveness Plans discussed above, as well as the paydown of the portfolio.

•

Provision for loan losses was unchanged at $0, but the current period provision includes a $13 million increase related to an increase in expected losses in anticipation of a deteriorating economy, and a $13 million decrease as a result of the Loan Forgiveness Plans discussed above. The increases in charge-offs and delinquencies detailed below are primarily the result of loans that were experiencing repayment difficulties pre-COVID returning to repayment after pandemic relief.

○	Net charge-offs were $12 million compared to $8 million.
○	Delinquencies greater than 90 days were $3.8 billion compared to $1.9 billion.
○	Forbearances were $7.4 billion compared to $8.0 billion.
•

Other revenue decreased $33 million which was primarily a result of the transfer of the ED servicing contract to a third party in October 2021. In the current period, there was $4 million of fee revenue as a result of the Loan Forgiveness Plans discussed above.

•      Expenses were $28 million lower primarily as a result of the decrease in other revenue discussed above.

Key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Segment net interest margin	.94%	1.04%	1.03%	.99%
FFELP Loans:
FFELP Loan spread	1.05%	1.10%	1.12%	1.05%
Provision for loan losses	$—	$—	$—	$—
Net charge-offs	$12	$8	$29	$19
Net charge-off rate	.12%	.07%	.09%	.06%
Greater than 30-days delinquency rate	18.6%	8.5%	18.6%	8.5%
Greater than 90-days delinquency rate	10.1%	4.3%	10.1%	4.3%
Forbearance rate	16.4%	15.4%	16.4%	15.4%
Average FFELP Loans	$48,443	$55,435	$50,398	$56,711
Ending FFELP Loans, net	$46,891	$54,350	$46,891	$54,350

(Dollars in billions)
Total federal loans serviced(1)	$54	$284	$54	$284

(1)	Closed on the novation and transfer of our ED servicing contract to a third party in October 2021. As of September 30, 2022, we serviced $54 billion in FFELP (federally guaranteed) loans.

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
FFELP Loan yield	4.16%	1.90%	3.00%	1.90%
Hedged Floor Income	.34	.42	.34	.41
Unhedged Floor Income	.05	.20	.10	.19
FFELP Loan net yield	4.55	2.52	3.44	2.50
FFELP Loan cost of funds	(3.50)	(1.42)	(2.32)	(1.45)
FFELP Loan spread	1.05	1.10	1.12	1.05
Other interest-earning asset spread impact	(.11)	(.06)	(.09)	(.06)
Net interest margin(1)	.94%	1.04%	1.03%	.99%

(1)	The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
FFELP Loans	$48,443	$55,435	$50,398	$56,711
Other interest-earning assets	2,124	1,801	1,991	1,809
Total FFELP Loan interest-earning assets	$50,567	$57,236	$52,389	$58,520

As of September 30, 2022, our FFELP Loan portfolio totaled $46.9 billion, comprised of $16.7 billion of FFELP Stafford Loans and $30.2 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of September 30, 2022 was 6 years and 7 years, respectively, assuming a Constant Prepayment Rate (CPR) of 8% and 5%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after September 30, 2022 and 2021, based on interest rates as of those dates.

(Dollars in billions)	September 30, 2022	September 30, 2021
Education loans eligible to earn Floor Income	$46.5	$54.1
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(21.9)	(24.9)
Less: economically hedged Floor Income	(12.5)	(13.3)
Education loans eligible to earn Floor Income after rebates and economically hedged	$12.1	$15.9
Education loans earning Floor Income	$.1	$10.6

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period October 1, 2022 to December 31, 2026.

(Dollars in billions)	October 1, 2022 to December 31, 2022	2023	2024	2025	2026
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$12.4	$7.8	$2.0	$1.0	$1.0

Servicing Revenue

Servicing revenue decreased $26 million primarily related to the transfer of the ED servicing contract to a third party in October 2021. To aid in the transition, Navient is providing limited services in 2022 to the third party through a transition services agreement (see discussion below related to “Other income”). As part of the transaction, approximately 700 Navient employees were transferred to the third party. This transaction provided a seamless transition for millions of borrowers ensuring the ongoing servicing capacity for the Department of ED through the knowledge transfer and ongoing employment of 700 employees. Additional benefits to Navient of this transaction are the simplification of our business, reducing our overall risk profile and avoiding significant severance expense.

Third-party loan servicing fees in the three months ended September 30, 2022 and 2021 included $0 and $34 million, respectively, of servicing revenue related to the ED servicing contract.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue decreased $12 million primarily as a result of the impact of COVID-19 on certain collection and processing activities (temporary stoppage or other restrictions on certain activities).

Other Income

Other income increased $5 million primarily related to the transition services being performed in connection with the transfer of the ED Servicing contract to a third party as discussed above.

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing and asset recovery activities on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $28 million lower primarily as a result of the decrease in servicing and asset recovery revenue discussed above.

Federal Loan Forgiveness

On August 24, 2022, the Biden-Harris Administration announced its Student Debt Relief (SDR) Plan that extends the repayment pause on ED held student loans through December 31, 2022 and provides up to $20,000 in one-time debt relief to income-qualified recipients with ED held student loans.

Following the initial announcement of the SDR Plan, ED provided more specific guidance on debt relief through its studentaid.gov website on September 29, 2022, which guidance was subsequently revised and published in the Federal Register on October 12, 2022. The studentaid.gov website currently provides the following guidance:

•	All loans eligible for the student loan payment pause are also eligible for debt relief, including loans held by ED and guaranty agencies.
•	As of September 29, 2022, borrowers with federal student loans not held by ED cannot obtain one-time debt relief by consolidating those loans into Direct Loans.
•	Borrowers with FFEL Loans not held by ED who have applied to consolidate into the Direct Loan program prior to September 29, 2022, are eligible, subject to meeting the other terms and conditions.
•	ED is assessing whether there are alternative pathways to provide relief to borrowers with federal student loans not held by ED, including FFEL Program Loans and Perkins Loans.

Based on this recent announcement, we estimate that borrowers holding approximately $600 million of the total $47 billion of FFELP Loans on our balance sheet as of September 30, 2022 have applied to have their loans consolidated with ED prior to the deadline established by the SDR Plan.

At this time, there is not a material impact on the Company’s accounting and related third-quarter results related to the SDR Plan as:

1.	Privately held FFELP Loans do not qualify for debt forgiveness, and
2.	FFELP borrowers had to apply to consolidate their loans into the Direct Loan program prior to September 29, 2022, to qualify for their loans to be forgiven.

As a result, we do not expect there to be incremental consolidation activity in the future related to potential loan forgiveness under the SDR Plan. The Company’s current accounting policies and related estimates appropriately consider the impact of FFELP borrowers who applied to consolidate loans into the Direct Loan program in the third quarter, but the funding of such consolidations will not occur until after September 30, 2022.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Interest income:
Private Education Loans	$309	$291	6%	$862	$905	(5)%
Cash and investments	3	1	200	5	1	400
Interest income	312	292	7	867	906	(4)
Interest expense	159	129	23	421	416	1
Net interest income	153	163	(6)	446	490	(9)
Less: provision for loan losses	28	22	27	62	(66)	194
Net interest income after provision for loan losses	125	141	(11)	384	556	(31)
Other income (loss):
Servicing revenue	3	—	100	9	3	200
Other income	—	—	—	1	1	—
Gains on sales of loans	—	—	—	—	91	(100)
Total other income	3	—	100	10	95	(89)
Direct operating expenses	43	45	(4)	113	124	(9)
Income before income tax expense	85	96	(11)	281	527	(47)
Income tax expense	20	23	(13)	66	123	(46)
Net income	$65	$73	(11)%	$215	$404	(47)%

Comparison of Third-Quarter 2022 Results with Third-Quarter 2021

•	Originated $447 million of Private Education Loans compared to $1.6 billion.
○	Refinance Loan originations were $231 million compared to $1.5 billion.
○	In-school loan originations increased 41% to $216 million compared to $153 million.
•	Net income was $65 million compared to $73 million.
•

Net interest income decreased $10 million primarily due to the increase in the relative proportion of the higher quality, lower yielding Private Education Refinance Loan portfolio compared to the non-refinance loan portfolio.

•

Provision for loan losses increased $6 million. The provision for loan losses of $28 million in the current period included $13 million of provision in connection with loan originations and $15 million related to an increase in expected losses in anticipation of a deteriorating economy. The provision in the year-ago quarter primarily related to loan originations. The increases in charge-offs and delinquencies detailed below are primarily the result of loans that were experiencing repayment difficulties pre-COVID returning to repayment after pandemic relief.

○	Excluding the $30 million and $16 million, respectively, related to the change in the net charge-off rate on defaulted loans, net charge-offs were $99 million compared with $39 million.
○	Private Education Loan delinquencies greater than 90 days: $394 million, up $178 million from $216 million.
○	Private Education Loan forbearances: $371 million, down $443 million from $814 million.
•	Expenses decreased $2 million primarily due to lower refinance loan originations as a result of the higher interest rate environment and the potential for loan forgiveness.

Key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Segment net interest margin	2.90%	2.98%	2.78%	2.98%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.03%	3.17%	2.93%	3.19%
Provision for loan losses	$28	$22	$62	$(66)
Net charge-offs(1)	$99	$39	$238	$109
Net charge-off rate(1)	2.01%	.77%	1.59%	.72%
Greater than 30-days delinquency rate	4.4%	3.0%	4.4%	3.0%
Greater than 90-days delinquency rate	2.0%	1.1%	2.0%	1.1%
Forbearance rate	1.9%	3.9%	1.9%	3.9%
Average Private Education Loans	$20,308	$20,938	$20,771	$21,266
Ending Private Education Loans, net	$19,151	$20,018	$19,151	$20,018
Private Education Refinance Loans:
Net charge-offs	$4	$3	$14	$8
Greater than 90-day delinquency rate	.2%	.1%	.2%	.1%
Average balance of Private Education Refinance Loans	$9,966	$8,987	$10,056	$8,622
Ending balance of Private Education Refinance Loans	$9,751	$9,171	$9,751	$9,171
Private Education Refinance Loan originations	$231	$1,489	$1,546	$4,445

(1)

Excluding the $30 million and $16 million of charge-offs on the expected future recoveries of previously fully charged-off loans in third-quarters 2022 and 2021, respectively, that occurred as a result of changing the net charge-off rate on defaulted loans from 81.7% to 81.9% in third-quarter 2022 and from 81.4% to 81.7% in third-quarter 2021.

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Private Education Loan yield	6.04%	5.52%	5.55%	5.69%
Private Education Loan cost of funds	(3.01)	(2.35)	(2.62)	(2.50)
Private Education Loan spread	3.03	3.17	2.93	3.19
Other interest-earning asset spread impact	(.13)	(.19)	(.15)	(.21)
Net interest margin(1)	2.90%	2.98%	2.78%	2.98%

(1)	The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Private Education Loans	$20,308	$20,938	$20,771	$21,266
Other interest-earning assets	580	771	659	804
Total Private Education Loan interest-earning assets	$20,888	$21,709	$21,430	$22,070

The decrease in the net interest margin from the prior year is primarily a result of the refinance loan portfolio becoming a larger percentage of the overall portfolio.

As of September 30, 2022, our Private Education Loan portfolio totaled $19.2 billion, comprised of $9.8 billion of refinance loans and $9.4 billion of non-refinance loans. The weighted-average life of these portfolios as of September 30, 2022 was 4 years and 5 years, respectively, assuming a Constant Prepayment Rate (CPR) of 15% and 10%, respectively.

Provision for Loan Losses

Provision for loan losses increased $6 million. The provision for loan losses in the current period included $13 million of provision in connection with loan originations and $15 million related to an increase in expected losses in anticipation of a deteriorating economy. The provision in the year-ago quarter primarily related to loan originations.

Gains on Sales of Loans

Gains on sales of loans for the nine months ended September 30, 2022 decreased $91 million in connection with the sale of $1.6 billion of Private Education Loans in first-quarter 2021. There were no such sales in the current period.

Operating Expenses

Operating expenses for our consumer lending segment include costs to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses decreased $2 million primarily due to lower refinance loan originations as a result of the higher interest rate environment and the potential for loan forgiveness.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Business processing revenue	$79	$122	(35)%	$260	$377	(31)%
Direct operating expenses	67	87	(23)	216	270	(20)
Income before income tax expense	12	35	(66)	44	107	(59)
Income tax expense	3	8	(63)	11	25	(56)
Net income	$9	$27	(67)%	$33	$82	(60)%

Comparison of Third-Quarter 2022 Results with Third-Quarter 2021

•	Net income was $9 million compared to $27 million.
•

Revenue decreased $43 million, or 35%, due to the expected $51 million reduction in revenue from the wind-down of pandemic-related contracts, which was partially offset by an $8 million increase in revenue from services for our traditional government and healthcare services clients.

•	EBITDA was $13 million, down $25 million, or 66%. The decrease in EBITDA was primarily the result of the revenue decrease discussed above.

Key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Revenue from government services	$47	$75	$149	$204
Revenue from healthcare services	32	47	111	173
Total fee revenue	$79	$122	$260	$377
EBITDA(1)	$13	$38	$46	$113
EBITDA margin(1)	16%	31%	18%	30%

(1) Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Net interest loss after provision for loan losses	$(26)	$(15)	73%	$(57)	$(50)	14%
Other income (loss):
Other income (loss)	—	2	(100)	(3)	5	(160)
Losses on debt repurchases	—	(20)	(100)	—	(32)	(100)
Total other income (loss)	—	(18)	(100)	(3)	(27)	(89)
Expenses:
Unallocated shared services expenses:
Unallocated information technology costs	21	20	5	64	61	5
Unallocated corporate costs	38	43	(12)	116	133	(13)
Total unallocated shared services expenses	59	63	(6)	180	194	(7)
Restructuring/other reorganization expenses	21	—	100	25	8	213
Total expenses	80	63	27	205	202	1
Loss before income tax benefit	(106)	(96)	10	(265)	(279)	(5)
Income tax benefit	(25)	(23)	9	(63)	(65)	(3)
Net income (loss)	$(81)	$(73)	11%	$(202)	$(214)	(6)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The amount of the net interest loss is primarily a result of the size of the liquidity portfolio as well as the cost of funds of the debt funding the corporate liquidity portfolio.

Losses on Debt Repurchases

Losses on debt repurchases decreased $20 million. We repurchased $757 million of debt at a $20 million loss in the year-ago quarter. There were no debt repurchases in the current quarter.

Unallocated Shared Services Expenses

Unallocated shared services expenses are comprised of costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management and the board of directors. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. On an adjusted basis, expenses decreased $1 million from the year-ago quarter. Adjusted expenses exclude $3 million and $6 million, respectively, of regulatory-related expenses in the third quarters of 2022 and 2021.

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

Restructuring/Other Reorganization Expenses

During the third quarters of 2021 and 2020, the Company incurred $21 million and $0, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. The charges were due primarily to severance-related costs and facility lease terminations.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of Our Education Loan Portfolio

Ending Education Loan Balances, net

	September 30, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$17	$—	$17	$31	$48
Grace, repayment and other(2)	16,851	30,256	47,107	19,972	67,079
Total	16,868	30,256	47,124	20,003	67,127
Allowance for loan losses	(165)	(68)	(233)	(852)	(1,085)
Total education loan portfolio	$16,703	$30,188	$46,891	$19,151	$66,042
% of total FFELP	36%	64%	100%
% of total	25%	46%	71%	29%	100%

	December 31, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$20	$—	$20	$19	$39
Grace, repayment and other(2)	18,379	34,504	52,883	21,161	74,044
Total	18,399	34,504	52,903	21,180	74,083
Allowance for loan losses	(180)	(82)	(262)	(1,009)	(1,271)
Total education loan portfolio	$18,219	$34,422	$52,641	$20,171	$72,812
% of total FFELP	35%	65%	100%
% of total	25%	47%	72%	28%	100%

	September 30, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$23	$—	$23	$17	$40
Grace, repayment and other(2)	18,706	35,890	54,596	20,981	75,577
Total	18,729	35,890	54,619	20,998	75,617
Allowance for loan losses	(184)	(85)	(269)	(980)	(1,249)
Total education loan portfolio	$18,545	$35,805	$54,350	$20,018	$74,368
% of total FFELP	34%	66%	100%
% of total	25%	48%	73%	27%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Education Loan Activity

	Three Months Ended September 30, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$17,339	$31,875	$49,214	$19,668	$68,882
Acquisitions (originations and purchases)(1)	—	—	—	249	249
Capitalized interest and premium/discount amortization	166	187	353	55	408
Refinancings and consolidations to third parties	(477)	(1,251)	(1,728)	(62)	(1,790)
Repayments and other	(325)	(623)	(948)	(759)	(1,707)
Ending balance	$16,703	$30,188	$46,891	$19,151	$66,042

	Three Months Ended September 30, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$18,861	$36,689	$55,550	$19,725	$75,275
Acquisitions (originations and purchases)(1)	60	34	94	1,564	1,658
Capitalized interest and premium/discount amortization	164	197	361	46	407
Refinancings and consolidations to third parties	(190)	(318)	(508)	(119)	(627)
Loan sales	—	—	—	—	—
Repayments and other	(350)	(797)	(1,147)	(1,198)	(2,345)
Ending balance	$18,545	$35,805	$54,350	$20,018	$74,368

	Nine Months Ended September 30, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$18,219	$34,422	$52,641	$20,171	$72,812
Acquisitions (originations and purchases)(1)	1	—	1	1,764	1,765
Capitalized interest and premium/discount amortization	491	555	1,046	163	1,209
Refinancings and consolidations to third parties	(996)	(2,698)	(3,694)	(394)	(4,088)
Repayments and other	(1,012)	(2,091)	(3,103)	(2,553)	(5,656)
Ending balance	$16,703	$30,188	$46,891	$19,151	$66,042

	Nine Months Ended September 30, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$19,607	$38,677	$58,284	$21,079	$79,363
Acquisitions (originations and purchases)(1)	64	37	101	4,607	4,708
Capitalized interest and premium/discount amortization	516	599	1,115	136	1,251
Refinancings and consolidations to third parties	(670)	(1,145)	(1,815)	(385)	(2,200)
Loan sales	—	—	—	(1,488)	(1,488)
Repayments and other	(972)	(2,363)	(3,335)	(3,931)	(7,266)
Ending balance	$18,545	$35,805	$54,350	$20,018	$74,368

(1)

Includes the origination of $57 million and $391 million of Private Education Refinance Loans in the third quarters of 2022 and 2021, and $353 million and $1.4 billion in the nine months ended of 2022 and 2021, respectively, that refinanced FFELP and Private Education Loans that were on our balance sheet.

FFELP Loan Portfolio Performance

	September 30, 2022		December 31, 2021		September 30, 2021
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,983		$2,220		$2,430
Loans in forbearance(2)	7,410		6,292		8,029
Loans in repayment and percentage of each status:
Loans current	30,720	81.4%	39,679	89.4%	40,404	91.5%
Loans delinquent 31-60 days(3)	1,917	5.1	1,696	3.8	1,181	2.7
Loans delinquent 61-90 days(3)	1,291	3.4	904	2.0	665	1.5
Loans delinquent greater than 90 days(3)	3,803	10.1	2,112	4.8	1,910	4.3
Total FFELP Loans in repayment	37,731	100%	44,391	100%	44,160	100%
Total FFELP Loans	47,124		52,903		54,619
FFELP Loan allowance for losses	(233)		(262)		(269)
FFELP Loans, net	$46,891		$52,641		$54,350
Percentage of FFELP Loans in repayment		80.1%		83.9%		80.9%
Delinquencies as a percentage of FFELP Loans in repayment		18.6%		10.6%		8.5%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.4%		12.4%		15.4%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Portfolio Performance

	September 30, 2022		December 31, 2021		September 30, 2021
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$348		$361		$389
Loans in forbearance(2)	371		535		814
Loans in repayment and percentage of each status:
Loans current	18,426	95.6%	19,634	96.8%	19,196	97.0%
Loans delinquent 31-60 days(3)	305	1.6	222	1.1	247	1.2
Loans delinquent 61-90 days(3)	159	.8	131	.6	136	.7
Loans delinquent greater than 90 days(3)	394	2.0	297	1.5	216	1.1
Total Private Education Loans in repayment	19,284	100%	20,284	100%	19,795	100%
Total Private Education Loans	20,003		21,180		20,998
Private Education Loan allowance for losses	(852)		(1,009)		(980)
Private Education Loans, net	$19,151		$20,171		$20,018
Percentage of Private Education Loans in repayment		96.4%		95.8%		94.3%
Delinquencies as a percentage of Private Education Loans in repayment		4.4%		3.2%		3.0%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.9%		2.6%		3.9%
Percentage of Private Education Loans with a cosigner(4)		33%		35%		36%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.
(4)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for all periods presented.

Allowance for Loan Losses

	Three Months Ended September 30,
	2022			2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Beginning balance	$245	$921	$1,166	$277	$976	$1,253
Total provision	—	28	28	—	22	22
Charge-offs:
Gross charge-offs	(12)	(118)	(130)	(8)	(45)	(53)
Expected future recoveries on current period gross charge-offs	—	19	19	—	6	6
Total(1)	(12)	(99)	(111)	(8)	(39)	(47)
Adjustment resulting from the change in charge-off rate(2)	—	(30)	(30)	—	(16)	(16)
Net charge-offs	(12)	(129)	(141)	(8)	(55)	(63)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	32	32	—	37	37
Allowance at end of period (GAAP)	233	852	1,085	269	980	1,249
Plus: expected future recoveries on previously fully charged-off loans(3)	—	280	280	—	397	397
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(4)	$233	$1,132	$1,365	$269	$1,377	$1,646
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(2)	.12%	2.01%		.07%	.77%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment (annualized)(2)	—%	.60%		—%	.33%
Net charge-offs as a percentage of average loans in repayment (annualized)	.12%	2.61%		.07%	1.10%
Allowance coverage of charge-offs (annualized)(4)	5.0	2.2	(Non-GAAP)	8.4	6.3	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(4)	.5%	5.7%	(Non-GAAP)	.5%	6.6%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(4)	.6%	5.9%	(Non-GAAP)	.6%	7.0%	(Non-GAAP)
Ending total loans	$47,124	$20,003		$54,619	$20,998
Average loans in repayment	$39,573	$19,628		$45,201	$19,894
Ending loans in repayment	$37,731	$19,284		$44,160	$19,795

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, we charge off the estimated loss of a defaulted loan balance by charging off the entire defaulted loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.” For FFELP Loans, the recovery is received at the time of charge-off.

(2)

In third-quarter 2021, the net charge-off rate on defaulted Private Education Loans increased from 81.4% to 81.7% and in third-quarter 2022, it increased from 81.7% to 81.9%. These changes resulted in a $30 million and $16 million reduction to the balance of the expected future recoveries on previously fully charged-off loans in third-quarter 2022 and third-quarter 2021, respectively.

(3)

At the end of each month, for Private Education Loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance by charging off the entire loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately reflected as a reduction to expected future recoveries on previously fully charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on previously fully charged-off loans:

	Three Months Ended September 30,
(Dollars in millions)	2022	2021
Beginning of period expected future recoveries on previously fully charged-off loans	$312	$434
Expected future recoveries of current period defaults	19	6
Recoveries (cash collected)	(14)	(22)
Charge-offs (as a result of lower recovery expectations)	(37)	(21)
End of period expected future recoveries on previously fully charged-off loans	$280	$397
Change in balance during period	$(32)	$(37)
(4)

For Private Education Loans, the item is a non-GAAP financial measure. For a description and reconciliation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

	Nine Months Ended September 30,
	2022			2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Beginning balance	$262	$1,009	$1,271	$288	$1,089	$1,377
Provision:
Reversal of allowance related to loan sales(1)	—	—	—	—	(107)	(107)
Remaining provision	—	62	62	—	41	41
Total provision	—	62	62	—	(66)	(66)
Charge-offs:
Gross charge-offs	(29)	(281)	(310)	(19)	(125)	(144)
Expected future recoveries on current period gross charge-offs	—	43	43	—	16	16
Total(2)	(29)	(238)	(267)	(19)	(109)	(128)
Adjustment resulting from the change in charge-off rate(3)	—	(30)	(30)	—	(16)	(16)
Net charge-offs	(29)	(268)	(297)	(19)	(125)	(144)
Decrease in expected future recoveries on previously fully charged-off loans(4)	—	49	49	—	82	82
Allowance at end of period (GAAP)	233	852	1,085	269	980	1,249
Plus: expected future recoveries on previously fully charged-off loans(4)	—	280	280	—	397	397
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(5)	$233	$1,132	$1,365	$269	$1,377	$1,646
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(3)	.09%	1.59%		.06%	.72%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment (annualized)(3)	—%	.20%		—%	.11%
Net charge-offs as a percentage of average loans in repayment (annualized)	.09%	1.79%		.06%	.83%
Allowance coverage of charge-offs (annualized)(5)	6.1	3.2	(Non-GAAP)	10.5	8.3	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(5)	.5%	5.7%	(Non-GAAP)	.5%	6.6%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(5)	.6%	5.9%	(Non-GAAP)	.6%	7.0%	(Non-GAAP)
Ending total loans	$47,124	$20,003		$54,619	$20,998
Average loans in repayment	$41,793	$20,056		$46,191	$20,145
Ending loans in repayment	$37,731	$19,284		$44,160	$19,795

(1)	In connection with the sale of approximately $1.6 billion of Private Education Loans in 2021.
(2)

Charge-offs are reported net of expected recoveries. For Private Education Loans, we charge off the estimated loss of a defaulted loan balance by charging off the entire defaulted loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.” For FFELP Loans, the recovery is received at the time of charge-off.

(3)

In third-quarter 2021, the portion of the loan amount charged off at default on our Private Education Loans increased from 81.4% to 81.7% and in third-quarter 2022, it increased from 81.7% to 81.9%. These changes resulted in a $30 million and $16 million reduction to the balance of the expected future recoveries on previously fully charged-off loans in third-quarter 2022 and third-quarter 2021, respectively.

(4)

At the end of each month, for Private Education Loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance by charging off the entire loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately reflected as a reduction to expected future recoveries on previously fully charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on previously fully charged-off loans:

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Beginning of period expected future recoveries on previously fully charged-off loans	$329	$479
Expected future recoveries of current period defaults	43	16
Recoveries (cash collected)	(43)	(69)
Charge-offs (as a result of lower recovery expectations)	(49)	(29)
End of period expected future recoveries on previously fully charged-off loans	$280	$397
Change in balance during period	$(49)	$(82)
(5)

For Private Education Loans, the item is a non-GAAP financial measure. For a description and reconciliation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

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

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $7.0 billion at September 30, 2022. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $1.3 billion of senior unsecured notes that mature in the short term (i.e., over the next 12 months) and the remaining $5.7 billion of senior unsecured notes that mature in the long term (from 2023 to 2043 with 80% maturing by 2029), through a number of sources. These sources include our cash on hand, unencumbered FFELP Loan and Private Education Refinance Loan portfolios (see “Sources of Primary Liquidity” below), the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans (a portion of which are done through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Loan originations and purchases are part of our ongoing liquidity needs. We purchased 6.3 million shares of common stock for $95 million in the third quarter of 2022 and have $685 million of unused share repurchase authority as of September 30, 2022.

Sources of Primary Liquidity

(Dollars in millions)	September 30, 2022	December 31, 2021	September 30, 2021
Ending Balances:
Total unrestricted cash and liquid investments	$1,364	$905	$1,050
Unencumbered FFELP Loans	151	124	106
Unencumbered Private Education Refinance Loans	270	383	520
Total	$1,785	$1,412	$1,676

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2022	December 31, 2021	September 30, 2021	September 30, 2022	September 30, 2021
Average Balances:
Total unrestricted cash and liquid investments	$1,363	$1,339	$1,047	$1,037	$1,166
Unencumbered FFELP Loans	123	119	296	172	297
Unencumbered Private Education Refinance Loans	165	565	566	213	668
Total	$1,651	$2,023	$1,909	$1,422	$2,131

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

(Dollars in millions)	September 30, 2022	December 31, 2021	September 30, 2021
Ending Balances
FFELP Loan ABCP facilities	$200	$546	$184
Private Education Loan ABCP facilities	2,203	2,235	2,597
Total	$2,403	$2,781	$2,781

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2022	December 31, 2021	September 30, 2021	September 30, 2022	September 30, 2021
Average Balances
FFELP Loan ABCP facilities	$190	$441	$385	$404	$538
Private Education Loan ABCP facilities	2,186	2,419	2,143	2,147	2,328
Total	$2,376	$2,860	$2,528	$2,551	$2,866

At September 30, 2022, we had a total of $4.3 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $2.0 billion principal of our unencumbered tangible assets of which $1.8 billion and $151 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of September 30, 2022, we had $5.1 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Our secured financing facilities include Private Education Loan ABS Repurchase Facilities, which had $0.8 billion outstanding as of September 30, 2022. These repurchase facilities are collateralized by the net assets in previously issued Private Education Loan ABS trusts and have had a cost of funds lower than that of a new unsecured debt issuance.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	September 30, 2022	December 31, 2021
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$3.7	3.8
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	1.4	1.7
Tangible unencumbered assets(1)	4.3	4.5
Senior unsecured debt	(7.0)	(7.0)
Mark-to-market on unsecured hedged debt(2)	.3	(.3)
Other liabilities, net	(.5)	(.8)
Total Tangible Equity (1)	$2.2	$1.9

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”
(2)

At September 30, 2022 and December 31, 2021, there were $(305) million and $324 million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).

Borrowings

Ending Balances

	September 30, 2022			December 31, 2021
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,299	$5,709	$7,008	$—	$7,014	$7,014
Total unsecured borrowings	1,299	5,709	7,008	—	7,014	7,014
Secured borrowings:
FFELP Loan securitizations	83	45,358	45,441	—	51,841	51,841
Private Education Loan securitizations	813	13,300	14,113	543	14,074	14,617
FFELP Loan ABCP facilities	974	291	1,265	282	150	432
Private Education Loan ABCP facilities	2,418	—	2,418	1,363	1,152	2,515
Other	105	—	105	302	—	302
Total secured borrowings	4,393	58,949	63,342	2,490	67,217	69,707
Core Earnings basis borrowings(1)	5,692	64,658	70,350	2,490	74,231	76,721
Adjustment for GAAP accounting treatment	(15)	(660)	(675)	—	257	257
GAAP basis borrowings	$5,677	$63,998	$69,675	$2,490	$74,488	$76,978

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$7,007	6.08%	$7,463	4.38%	$7,010	5.07%	$8,106	4.49%
Total unsecured borrowings	7,007	6.08	7,463	4.38	7,010	5.07	8,106	4.49
Secured borrowings:
FFELP Loan securitizations	46,615	3.37	53,281	1.24	48,623	2.16	54,108	1.26
Private Education Loan securitizations	14,298	2.70	14,007	2.34	14,401	2.47	14,167	2.46
FFELP Loan ABCP facilities	1,222	3.43	772	1.27	899	2.58	1,168	1.50
Private Education Loan ABCP facilities	2,460	3.90	2,704	1.64	2,543	2.73	2,451	1.89
Other	142	2.68	311	.38	189	1.29	304	.33
Total secured borrowings	64,737	3.24	71,075	1.47	66,655	2.26	72,198	1.52
Core Earnings basis borrowings(1)	71,744	3.52	78,538	1.75	73,665	2.52	80,304	1.82
Adjustment for GAAP accounting treatment	—	.02	—	(.10)	—	(.16)	—	(.16)
GAAP basis borrowings	$71,744	3.54%	$78,538	1.65%	$73,665	2.36%	$80,304	1.66%

(1)	Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.” The differences in derivative accounting give rise to the difference above.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). A discussion of our critical accounting policies, which includes the allowance for loan losses, goodwill impairment assessment, and premium and discount amortization, can be found in our 2021 Form 10-K. In the third quarter of 2022, our critical accounting estimates considered the current and potential negative impact on the economy associated with the uncertainty in connection with historically high inflation and the increase in interest rates.

Impact of the Student Debt Relief (SDR) Plan on accounting policies and estimates

On August 24, 2022, the Biden-Harris Administration announced its Student Debt Relief (SDR) Plan that extends the repayment pause on ED held student loans through December 31, 2022 and provides up to $20,000 in one-time debt relief to income-qualified recipients with ED held student loans.

Following the initial announcement of the SDR Plan, ED provided more specific guidance on debt relief through its studentaid.gov website on September 29, 2022, which guidance was subsequently revised and published in the Federal Register on October 12, 2022. The studentaid.gov website currently provides the following guidance:

•	All loans eligible for the student loan payment pause are also eligible for debt relief, including loans held by ED and guaranty agencies.
•	As of September 29, 2022, borrowers with federal student loans not held by ED cannot obtain one-time debt relief by consolidating those loans into Direct Loans.
•	Borrowers with FFEL Loans not held by ED who have applied to consolidate into the Direct Loan program prior to September 29, 2022, are eligible, subject to meeting the other terms and conditions.
•	ED is assessing whether there are alternative pathways to provide relief to borrowers with federal student loans not held by ED, including FFEL Program Loans and Perkins Loans.

Based on this recent announcement, we estimate that borrowers holding approximately $600 million of the total $47 billion of FFELP Loans on our balance sheet as of September 30, 2022 have applied to have their loans consolidated with ED prior to the deadline established by the SDR Plan.

At this time, there is not a material impact on the Company’s accounting and related third-quarter results related to the SDR Plan as:

1.	Privately held FFELP Loans themselves do not qualify for debt forgiveness, and

2.	FFELP borrowers had to apply to consolidate their loans into the Direct Loan program prior to September 29, 2022, to qualify for their loans to be forgiven.

As a result, we do not expect there to be incremental consolidation activity in the future related to potential loan forgiveness under the SDR Plan. The Company’s current accounting policies and related estimates appropriately consider the impact of FFELP borrowers who applied to consolidate loans into the Direct Loan program in the third quarter, but the funding of such consolidations will not occur until after September 30, 2022.

If the SDR Plan was changed in the future to allow FFELP Loans to be directly forgiven and/or eliminates or alters the deadline for borrowers to apply to consolidate their FFELP Loans into the Direct Loan program to receive debt forgiveness, the impact to the Company would most likely be material due to increased prepayments on our FFELP Loan portfolio. Despite the significant uncertainty regarding the ultimate impact such SDR Plan changes may have to the Company, under GAAP, the Company would be required to calculate and account for its best estimate of the potential impact and record such estimate in its results. As it relates to estimating any potential impact to the Company, the Company does not have sufficient access to:

1.	The income levels of its borrowers, which would determine the population of borrowers eligible for SDR
2.	Whether its borrowers have received a Pell Grant (which would determine the amount of potential debt forgiveness)

In addition to making estimates regarding these items, the Company would also have to estimate, amongst other items, the following:

1.	The application rate of the eligible borrowers
2.

How the mix of FFELP vs. ED federal loans of a borrower will impact their need/willingness to consolidate (as balances on loans held by ED are forgiven first and may result in a borrower not needing to consolidate their FFELP Loan)

3.	The likelihood that an injunction, stay or other legal prohibition is issued with respect to the SDR Plan or the SDR Plan is terminated or amended due to a lawsuit

These factors would result in significant subjectivity and uncertainty in any estimate recorded related to the potential impact, and, accordingly, actual results may differ significantly.

If the SDR Plan was changed in the future as discussed above, we anticipate that the principal components of the financial items whose recognition would be accelerated through net income as a result of materially increased loan consolidations and/or debt forgiveness would be the amortization of loan premiums and debt deferred financing fees through net interest income, which would reduce net income. These impacts would be partially offset by the benefit to net income from the release of the related allowance for loan losses through provision and revenue from the assessed but previously unrecognized fees that would be recognized in other income. The table below lists those items and their respective balances related to the FFELP Loans outstanding as of September 30, 2022:

(Dollars in millions)	As of 9/30/22
Loan premium	$419
Debt deferred financing fees	328
Allowance for loan borrower benefits	(24)
Allowance for loan losses	(234)
Assessed but previously unrecognized fees	(122)
Servicing asset – off-balance sheet trusts	2
Total net asset on balance sheet	$369

In addition, the Company had $232 million of goodwill related to the FFELP business on its balance sheet. The goodwill could be impaired depending on unforeseen changes to the SDR Plan resulting in potential material debt forgiveness or loan consolidation activity.

Non-GAAP Financial Measures

In addition to financial results reported on a GAAP basis, Navient also provides certain performance measures which are non-GAAP financial measures.  We present the following non-GAAP financial measures: (1) Core Earnings (as well as Adjusted Core Earnings), (2) Tangible Equity (as well the Adjusted Tangible Equity Ratio and Pro forma Adjusted Tangible Equity Ratio), (3) EBITDA for the Business Processing segment, and (4) Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off Loans.

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

	Three Months Ended September 30, 2022
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$555	$309	$—	$—	$864	$—	$(2)	$(2)	$862
Cash and investments	9	3	—	7	19	—	—	—	19
Total interest income	564	312	—	7	883	—	(2)	(2)	881
Total interest expense	444	159	—	33	636	(1)	6	5	641
Net interest income (loss)	120	153	—	(26)	247	1	(8)	(7)	240
Less: provisions for loan losses	—	28	—	—	28	—	—	—	28
Net interest income (loss) after provisions for loan losses	120	125	—	(26)	219	1	(8)	(7)	212
Other income (loss):
Servicing revenue	21	3	—	—	24	—	—	—	24
Asset recovery and business processing revenue	1	—	79	—	80	—	—	—	80
Other income (loss)	6	—	—	—	6	(1)	41	40	46
Total other income (loss)	28	3	79	—	110	(1)	41	40	150
Expenses:
Direct operating expenses	25	43	67	—	135	—	—	—	135
Unallocated shared services expenses	—	—	—	59	59	—	—	—	59
Operating expenses	25	43	67	59	194	—	—	—	194
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	10	10	10
Restructuring/other reorganization expenses	—	—	—	21	21	—	—	—	21
Total expenses	25	43	67	80	215	—	10	10	225
Income (loss) before income tax expense (benefit)	123	85	12	(106)	114	—	23	23	137
Income tax expense (benefit)(2)	29	20	3	(25)	27	—	5	5	32
Net income (loss)	$94	$65	$9	$(81)	$87	$—	$18	$18	$105

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(7)	$—	$(7)
Total other income (loss)	40	—	40
Goodwill and acquired intangible asset impairment and amortization	—	10	10
Total Core Earnings adjustments to GAAP	$33	$(10)	23
Income tax expense (benefit)			5
Net income (loss)			$18

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended September 30, 2021
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$353	$291	$—	$—	$644	$25	$(10)	$15	$659
Cash and investments	—	1	—	—	1	—	—	—	1
Total interest income	353	292	—	—	645	25	(10)	15	660
Total interest expense	202	129	—	15	346	(3)	(17)	(20)	326
Net interest income (loss)	151	163	—	(15)	299	28	7	35	334
Less: provisions for loan losses	—	22	—	—	22	—	—	—	22
Net interest income (loss) after provisions for loan losses	151	141	—	(15)	277	28	7	35	312
Other income (loss):
Servicing revenue	47	—	—	—	47	—	—	—	47
Asset recovery and business processing revenue	13	—	122	—	135	—	—	—	135
Other income (loss)	1	—	—	2	3	(28)	23	(5)	(2)
Losses on debt repurchases	—	—	—	(20)	(20)	—	—	—	(20)
Total other income (loss)	61	—	122	(18)	165	(28)	23	(5)	160
Expenses:
Direct operating expenses	53	45	87	—	185	—	—	—	185
Unallocated shared services expenses	—	—	—	63	63	—	—	—	63
Operating expenses	53	45	87	63	248	—	—	—	248
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	4	4	4
Restructuring/other reorganization expenses	—	—	—	—	—	—	—	—	—
Total expenses	53	45	87	63	248	—	4	4	252
Income (loss) before income tax expense (benefit)	159	96	35	(96)	194	—	26	26	220
Income tax expense (benefit)(2)	37	23	8	(23)	45	—	2	2	47
Net income (loss)	$122	$73	$27	$(73)	$149	$—	$24	$24	$173

(1)	Core Earnings adjustments to GAAP:
	Three Months Ended September 30, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$35	$—	$35
Total other income (loss)	(5)	—	(5)
Goodwill and acquired intangible asset impairment and amortization	—	4	4
Total Core Earnings adjustments to GAAP	$30	$(4)	26
Income tax expense (benefit)			2
Net income (loss)			$24

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2022
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,298	$862	$—	$—	$2,160	$23	$(9)	$14	$2,174
Cash and investments	12	5	—	8	25	—	—	—	25
Total interest income	1,310	867	—	8	2,185	23	(9)	14	2,199
Total interest expense	905	421	—	65	1,391	3	(93)	(90)	1,301
Net interest income (loss)	405	446	—	(57)	794	20	84	104	898
Less: provisions for loan losses	—	62	—	—	62	—	—	—	62
Net interest income (loss) after provisions for loan losses	405	384	—	(57)	732	20	84	104	836
Other income (loss):
Servicing revenue	51	9	—	—	60	—	—	—	60
Asset recovery and business processing revenue	4	—	260	—	264	—	—	—	264
Other income (loss)	24	1	—	(3)	22	(20)	181	161	183
Total other income (loss)	79	10	260	(3)	346	(20)	181	161	507
Expenses:
Direct operating expenses	79	113	216	—	408	—	—	—	408
Unallocated shared services expenses	—	—	—	180	180	—	—	—	180
Operating expenses	79	113	216	180	588	—	—	—	588
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	17	17	17
Restructuring/other reorganization expenses	—	—	—	25	25	—	—	—	25
Total expenses	79	113	216	205	613	—	17	17	630
Income (loss) before income tax expense (benefit)	405	281	44	(265)	465	—	248	248	713
Income tax expense (benefit)(2)	95	66	11	(63)	109	—	64	64	173
Net income (loss)	$310	$215	$33	$(202)	$356	$—	$184	$184	$540

(1)	Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$104	$—	$104
Total other income (loss)	161	—	161
Goodwill and acquired intangible asset impairment and amortization	—	17	17
Total Core Earnings adjustments to GAAP	$265	$(17)	248
Income tax expense (benefit)			64
Net income (loss)			$184
(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2021
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,062	$905	$—	$—	$1,967	$73	$(29)	$44	$2,011
Cash and investments	—	1	—	1	2	—	—	—	2
Total interest income	1,062	906	—	1	1,969	73	(29)	44	2,013
Total interest expense	627	416	—	51	1,094	(6)	(93)	(99)	995
Net interest income (loss)	435	490	—	(50)	875	79	64	143	1,018
Less: provisions for loan losses	—	(66)	—	—	(66)	—	—	—	(66)
Net interest income (loss) after provisions for loan losses	435	556	—	(50)	941	79	64	143	1,084
Other income (loss):
Servicing revenue	146	3	—	—	149	—	—	—	149
Asset recovery and business processing revenue	39	—	377	—	416	—	—	—	416
Other income (loss)	3	1	—	5	9	(66)	87	21	30
Gains on sales of loans	—	91	—	—	91	(13)	—	(13)	78
Losses on debt repurchases	—	—	—	(32)	(32)	—	—	—	(32)
Total other income (loss)	188	95	377	(27)	633	(79)	87	8	641
Expenses:
Direct operating expenses	170	124	270	—	564	—	—	—	564
Unallocated shared services expenses	—	—	—	194	194	—	—	—	194
Operating expenses	170	124	270	194	758	—	—	—	758
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	14	14	14
Restructuring/other reorganization expenses	—	—	—	8	8	—	—	—	8
Total expenses	170	124	270	202	766	—	14	14	780
Income (loss) before income tax expense (benefit)	453	527	107	(279)	808	—	137	137	945
Income tax expense (benefit)(2)	107	123	25	(65)	190	—	27	27	217
Net income (loss)	$346	$404	$82	$(214)	$618	$—	$110	$110	$728

(1)	Core Earnings adjustments to GAAP:
	Nine Months Ended September 30, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$143	$—	$143
Total other income (loss)	8	—	8
Goodwill and acquired intangible asset impairment and amortization	—	14	14
Total Core Earnings adjustments to GAAP	$151	$(14)	137
Income tax expense (benefit)			27
Net income (loss)			$110
(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Core Earnings net income	$87	$149	$356	$618
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	33	30	265	151
Net impact of goodwill and acquired intangible assets	(10)	(4)	(17)	(14)
Net income tax effect	(5)	(2)	(64)	(27)
Total Core Earnings adjustments to GAAP	18	24	184	110
GAAP net income	$105	$173	$540	$728

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Core Earnings derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$40	$(5)	$161	$21
Plus: Gains (losses) on fair value hedging activity included in interest expense	(6)	10	85	71
Total gains (losses) in GAAP net income	34	5	246	92
Plus: Reclassification of settlement expense (income) on derivative and hedging activities, net(1)	1	28	20	66
Mark-to-market gains (losses) on derivative and hedging activities, net(2)	35	33	266	158
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	(2)	(10)	(9)	(30)
Other derivative accounting adjustments(3)	—	7	8	23
Total net impact of derivative accounting	$33	$30	$265	$151

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$—	$(25)	$(23)	$(73)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	(1)	(3)	3	(6)
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	—	—	13
Total reclassifications of settlements on derivative and hedging activities	$(1)	$(28)	$(20)	$(66)

(2)	“Mark-to-market gains (losses) on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Floor Income Contracts	$—	$23	$65	$81
Basis swaps	(3)	1	(6)	5
Foreign currency hedges	(23)	3	34	48
Other	61	6	173	24
Total mark-to-market gains (losses) on derivative and hedging activities, net	$35	$33	$266	$158

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of September 30, 2022, derivative accounting has increased GAAP equity by approximately $118 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Beginning impact of derivative accounting on GAAP equity	$39	$(459)	$(299)	$(616)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	79	42	417	199
Ending impact of derivative accounting on GAAP equity	$118	$(417)	$118	$(417)

(1)	Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Total pre-tax net impact of derivative accounting recognized in net income(2)	$33	$30	$265	$151
Tax and other impacts of derivative accounting adjustments	(8)	(8)	(65)	(37)
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	54	20	217	85
Net impact of net mark-to-market gains (losses) under derivative accounting	$79	$42	$417	$199

(2)	See “Core Earnings derivative adjustments” table above.

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

(Dollars in millions)	September 30, 2022	September 30, 2021
Total hedged Floor Income, net of tax(1)(2)	$224	$291

(1)	$293 million and $380 million on a pre-tax basis as of September 30, 2022 and September 30, 2021, respectively.
(2)

Of the $224 million as of September 30, 2022, approximately $30 million, $98 million, $39 million and $21 million will be recognized as part of Core Earnings net income in the remainder of 2022, 2023, 2024 and 2025, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Core Earnings goodwill and acquired intangible asset adjustments	$(10)	$(4)	$(17)	$(14)

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

The following table summarizes these expenses which are excluded:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Restructuring/other reorganization expenses	$21	$—	$25	$8
Regulatory-related expenses	3	6	5	22
Total	$24	$6	$30	$30

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

(Dollars in millions)	September 30, 2022	September 30, 2021
Navient Corporation's stockholders' equity	$2,973	$2,723
Less: Goodwill and acquired intangible assets	708	721
Tangible Equity	2,265	2,002
Less: Equity held for FFELP Loans	234	272
Adjusted Tangible Equity	$2,031	$1,730
Divided by:
Total assets	$73,625	$81,939
Less:
Goodwill and acquired intangible assets	708	721
FFELP Loans	46,891	54,350
Adjusted tangible assets	$26,026	$26,868
Adjusted Tangible Equity Ratio(1)	7.8%	6.4%

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

(Dollars in millions)	September 30, 2022	September 30, 2021
Adjusted Tangible Equity (from above table)	$2,031	$1,730
Plus: ending impact of derivative accounting on GAAP equity	(118)	417
Pro forma Adjusted Tangible Equity	$1,913	$2,147
Divided by: adjusted tangible assets (from above table)	$26,026	$26,868
Pro forma Adjusted Tangible Equity Ratio	7.4%	8.0%

3.   Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses. EBITDA for the Business Processing segment is calculated as:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Pre-tax income	$12	$35	$44	$107
Plus:
Depreciation and amortization expense(1)	1	3	2	6
EBITDA	$13	$38	$46	$113
Divided by:
Total revenue	$79	$122	$260	$377
EBITDA margin	16%	31%	18%	30%

(1)	There is no interest expense in this segment.

4.   Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off

      Loans

The allowance for loan losses on the Private Education Loan portfolio used for the three credit metrics below excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in connection with the loans on balance sheet that have not charged off. That is, as of September 30, 2022, the $1,132 million Private Education Loan allowance for loan losses excluding expected future recoveries on previously fully charged-off loans represents the current expected credit losses that remain in connection with the $20,003 million Private Education Loan portfolio. The $280 million of expected future recoveries on previously fully charged-off loans, which is collected over an average 15-year period, mechanically is a reduction to the overall allowance for loan losses. However, it is not related to the $20,003 million Private Education Loan portfolio on our balance sheet and, as a result, management excludes this impact to the allowance to better evaluate and assess our overall credit loss coverage on the Private Education Loan portfolio. We believe this provides a more meaningful and holistic view of the available credit loss coverage on our non-charged-off Private Education Loan portfolio.  We believe this information is useful to our investors, lenders and rating agencies.

Allowance for Loan Losses Metrics – Private Education Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Allowance at end of period (GAAP)	$852	$980	$852	$980
Plus: expected future recoveries on previously fully charged-off loans	280	397	280	397
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)	$1,132	$1,377	$1,132	$1,377
Ending total loans	$20,003	$20,998	$20,003	$20,998
Ending loans in repayment	$19,284	$19,795	$19,284	$19,795
Net charge-offs	$129	$55	$268	$125

Allowance coverage of charge-offs (annualized):
GAAP	1.7	4.5	2.4	5.9
Adjustment(1)	.5	1.8	.8	2.4
Non-GAAP Financial Measure(1)	2.2	6.3	3.2	8.3

Allowance as a percentage of the ending total loan balance:
GAAP	4.3%	4.7%	4.3%	4.7%
Adjustment(1)	1.4	1.9	1.4	1.9
Non-GAAP Financial Measure(1)	5.7%	6.6%	5.7%	6.6%

Allowance as a percentage of the ending loans in repayment:
GAAP	4.4%	5.0%	4.4%	5.0%
Adjustment(1)	1.5	2.0	1.5	2.0
Non-GAAP Financial Measure(1)	5.9%	7.0%	5.9%	7.0%

(1)	The allowance used for these credit metrics excludes the expected future recoveries on previously fully charged-off loans. See discussion above.

Legal Proceedings

For a discussion of legal matters as of September 30, 2022, please refer to “Note 9 – Commitments and Contingencies” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”) should be considered together with information included in this Quarterly Report on Form 10-Q. These are not the only risks to which we are exposed. The following information amends and restates in its entirety the previously disclosed risk factor in our Form 10-K and our Form 10-Q for the second quarter ended June 30, 2022 relating to higher-than-anticipated increases in prepayment rates. Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our Form 10-K and in the second quarter Form 10-Q.

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
In particular, new interpretations of current laws, rules or regulations or future laws, executive orders or other policy initiatives which operate to encourage or require consolidation, abolish existing or create additional income-based repayment or debt forgiveness programs or establish other policies and programs also may increase or decrease the prepayment rates on education loans. For example, ED recently announced a set of policy changes and released proposed negotiated rulemaking proposals relating to the Defense to Repayment, interest capitalization rules, and Public Service Loan Forgiveness program under its Direct Loan program, which may result in an increase in consolidations of FFELP loans into Direct Loans (which results in the loan no longer being on our balance sheet).  Prepayments on our loans may also decrease while programs or initiatives are discussed or rumored to be enacted in the future. On August 24, 2022, the Biden-Harris Administration announced its Student Debt Relief (SDR) Plan that extended the student loan repayment pause through December 31, 2022 and provides up to $20,000 in debt relief to certain income-qualified recipients of student loans held by ED. After several modifications, a final version of the SDR Plan was ultimately published in the Federal Register on October 12, 2022. While the SDR Plan currently provides that borrowers with federal student loans not held by ED cannot obtain one-time debt relief by consolidating those loans into Direct Loans, it also states that ED is assessing whether there are alternative pathways to provide relief to borrowers with federal student loans not held by ED, including FFEL Program Loans and is discussing this with private lenders. If a broad-based student loan forgiveness plan or any policies or programs that encourage or require borrowers to consolidate their loans into Direct Loans held by ED is implemented, it will likely result in a significant increase in prepayments of our existing education loan portfolio and could materially and adversely impact our profitability, results of operations, financial condition, cash flows or future business prospects. We cannot predict what (if any) plans or policies regarding broad-based loan forgiveness or other related policies or programs will ultimately be implemented, the timing of when such plans or policies may be implemented, and/or the outcome of such actions.

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

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at September 30, 2022 and 2021, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of September 30, 2022		As of September 30, 2021
	Impact on Annual Earnings If:		Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities(1)	$53	$(38)	$(31)	$10
Mark-to-market gains (losses) on derivative and hedging activities	22	(22)	92	(120)
Increase (decrease) in income before taxes	$75	$(60)	$61	$(110)
Increase (decrease) in net income after taxes	$58	$(46)	$47	$(85)
Increase (decrease) in diluted earnings per common share	$.42	$(.34)	$.29	$(.52)

(1)	If decreasing interest rates by 100 basis points results in a negative interest rate, we assume the interest rate is 0% for this disclosure (as opposed to being a negative interest rate).

	At September 30, 2022
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$62,914	$(81)	—	$119	—
Other earning assets	4,088	—	—	—	—
Other assets	3,495	47	1	(42)	(1)
Total assets gain/(loss)	$70,497	$(34)	—%	$77	—%
Liabilities
Interest-bearing liabilities	$66,471	$(256)	—%	$276	—%
Other liabilities	977	141	14	(144)	(15)
Total liabilities (gain)/loss	$67,448	$(115)	—%	$132	—%

	At December 31, 2021
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$74,772	$(279)	—	$432	1%
Other earning assets	3,845	—	—	—	—
Other assets	3,948	(124)	(3)	263	7
Total assets gain/(loss)	$82,565	$(403)	—%	$695	1%
Liabilities
Interest-bearing liabilities	$77,040	$(356)	—%	$386	1%
Other liabilities	1,019	(40)	(4)	193	19
Total liabilities (gain)/loss	$78,059	$(396)	(1)%	$579	1%

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2022. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.4	$—	$2.4
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	1.3	—	1.3
Prime	monthly	4.6	—	4.6
3-month LIBOR	quarterly	.3	20.1	(19.8)
3-month LIBOR(2)	monthly	—	—	—
3-month LIBOR(2)	daily	—	.1	(.1)
1-month LIBOR	monthly	3.0	28.0	(25.0)
1-month LIBOR	daily	44.2	—	44.2
SOFR(3)	various	.1	.9	(.8)
Non-Discrete reset(2)(4)	monthly	—	4.0	(4.0)
Non-Discrete reset(5)	daily/weekly	4.0	.1	3.9
Fixed Rate(6)		13.3	20.4	(7.1)
Total		$73.6	$73.6	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.
(2)	Funding includes Loan Repurchase facilities.
(3)	Assets include $78 million of student loans indexed to the 30-day average SOFR rate. Funding includes $855 million indexed to 30-day average, 90-day average or 3-month Term CME SOFR.
(4)	Funding consists of auction rate ABS and ABCP facilities.
(5)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(6)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders' equity.

Core Earnings Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.4	$—	$2.4
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.2	—	.2
Prime	quarterly	1.3	—	1.3
Prime	monthly	4.6	—	4.6
3-month LIBOR	quarterly	.3	—	.3
3-month LIBOR(2)	monthly	—	—	—
3-month LIBOR(2)	daily	—	—	—
1-month LIBOR	monthly	3.0	48.9	(45.9)
1-month LIBOR	daily	44.2	—	44.2
SOFR(3)	various	.1	—	.1
Non-Discrete reset(2)(4)	monthly	—	2.8	(2.8)
Non-Discrete reset(5)	daily/weekly	4.0	.1	3.9
Fixed Rate(6)		13.5	22.0	(8.5)
Total		$73.8	$73.8	$—

(1)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)	Funding includes Loan Repurchase facilities.
(3)	Assets include $78 million of student loans indexed to the 30-day average SOFR rate. Funding includes $43 million indexed to 30-day average or 90-day average SOFR.
(4)	Funding consists of auction rate ABS and ABCP facilities.
(5)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(6)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders' equity.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchases of shares of our common stock in the three months ended September 30, 2022.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 — July 31, 2022	1.6	$15.21	1.6	$755
August 1 — August 31, 2022	2.3	16.34	2.3	$718
September 1 — September 30, 2022	2.4	14.09	2.4	$685
Total third-quarter 2022	6.3	$15.19	6.3

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

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2022. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
FFELP Loans (net of allowance for losses of $233 and $262, respectively)	$46,891	$52,641
Private Education Loans (net of allowance for losses of $852 and $1,009, respectively)	19,151	20,171
Investments
Held-to-maturity	62	74
Other	114	193
Total investments	176	267
Cash and cash equivalents	1,364	905
Restricted cash and cash equivalents	2,548	2,673
Goodwill and acquired intangible assets, net	708	725
Other assets	2,787	3,223
Total assets	$73,625	$80,605
Liabilities
Short-term borrowings	$5,677	$2,490
Long-term borrowings	63,998	74,488
Other liabilities	977	1,019
Total liabilities	70,652	77,997
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized at December 31, 2021; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 461 million and 459 million shares issued, respectively	4	4
Additional paid-in capital	3,309	3,282
Accumulated other comprehensive income (loss) (net of tax expense (benefit) of $28 and $(45), respectively)	84	(133)
Retained earnings	4,406	3,939
Total Navient Corporation stockholders’ equity before treasury stock	7,803	7,092
Less: Common stock held in treasury at cost: 325 million and 305 million shares, respectively	(4,830)	(4,495)
Total Navient Corporation stockholders’ equity	2,973	2,597
Noncontrolling interest	—	11
Total equity	2,973	2,608
Total liabilities and equity	$73,625	$80,605

Supplemental information — assets and liabilities of consolidated variable interest entities:

	September 30, 2022	December 31, 2021
FFELP Loans	$46,753	$52,502
Private Education Loans	17,358	18,147
Restricted cash	2,511	2,649
Other assets, net	1,396	1,522
Short-term borrowings	4,288	2,188
Long-term borrowings	58,587	67,107
Net assets of consolidated variable interest entities	$5,143	$5,525

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
FFELP Loans	$553	$368	$1,312	$1,106
Private Education Loans	309	291	862	905
Cash and investments	19	1	25	2
Total interest income	881	660	2,199	2,013
Total interest expense	641	326	1,301	995
Net interest income	240	334	898	1,018
Less: provisions for loan losses	28	22	62	(66)
Net interest income after provisions for loan losses	212	312	836	1,084
Other income (loss):
Servicing revenue	24	47	60	149
Asset recovery and business processing revenue	80	135	264	416
Other income	6	3	22	9
Gains on sales of loans	—	—	—	78
Gains (losses) on debt repurchases	—	(20)	—	(32)
Gains (losses) on derivative and hedging activities, net	40	(5)	161	21
Total other income	150	160	507	641
Expenses:
Salaries and benefits	106	141	337	433
Other operating expenses	88	107	251	325
Total operating expenses	194	248	588	758
Goodwill and acquired intangible asset impairment and amortization expense	10	4	17	14
Restructuring/other reorganization expenses	21	—	25	8
Total expenses	225	252	630	780
Income before income tax expense	137	220	713	945
Income tax expense	32	47	173	217
Net income	$105	$173	$540	$728
Basic earnings per common share	$.75	$1.05	$3.71	$4.20
Average common shares outstanding	139	165	145	174
Diluted earnings per common share	$.75	$1.04	$3.67	$4.15
Average common and common equivalent shares outstanding	141	167	147	176
Dividends per common share	$.16	$.16	$.48	$.48

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$105	$173	$540	$728
Net changes in cash flow hedges, net of taxes(1)	54	20	217	85
Total comprehensive income	$159	$193	$757	$813

(1)	See “Note 4 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at June 30, 2021	458,044,687	(290,204,499)	167,840,188	$4	$3,268	$(209)	$3,828	$(4,190)	$2,701	$11	$2,712
Comprehensive income (loss):
Net income	—	—	—	—	—	—	173	—	173	—	173
Other comprehensive income (loss), net of tax	—	—	—	—	—	20	—	—	20	—	20
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	193	—	193
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(26)	—	(26)	—	(26)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	552,194	—	552,194	—	5	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	4	—	—	—	4	—	4
Common stock repurchased	—	(7,002,852)	(7,002,852)	—	—	—	—	(150)	(150)	—	(150)
Shares repurchased related to employee stock-based compensation plans	—	(217,158)	(217,158)	—	—	—	—	(4)	(4)	—	(4)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2021	458,596,881	(297,424,509)	161,172,372	$4	$3,277	$(189)	$3,975	$(4,344)	$2,723	$11	$2,734

Balance at June 30, 2022	461,013,036	(319,134,333)	141,878,703	$4	$3,305	$30	$4,323	$(4,735)	$2,927	$—	$2,927
Comprehensive income (loss):
Net income	—	—	—	—	—	—	105	—	105	—	105
Other comprehensive income (loss), net of tax	—	—	—	—	—	54	—	—	54	—	54
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	159	—	159
Cash dividends:	—
Common stock ($.16 per share)	—	—	—	—	—	—	(22)	—	(22)	—	(22)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	3,165	—	3,165	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4	—	—	—	4	—	4
Common stock repurchased	—	(6,261,736)	(6,261,736)	—	—	—	—	(95)	(95)	—	(95)
Shares repurchased related to employee stock-based compensation plans	—	(5,959)	(5,959)	—	—	—	—	—	—	—	—
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2022	461,016,201	(325,402,028)	135,614,173	$4	$3,309	$84	$4,406	$(4,830)	$2,973	$—	$2,973

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2020	453,778,975	(267,476,521)	186,302,454	$4	$3,226	$(274)	$3,331	$(3,854)	$2,433	$14	$2,447
Comprehensive income (loss):
Net income	—	—	—	—	—	—	728	—	728	—	728
Other comprehensive income (loss), net of tax	—	—	—	—	—	85	—	—	85	—	85
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	813	—	813
Cash dividends:
Common stock ($.48 per share)	—	—	—	—	—	—	(82)	—	(82)	—	(82)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	4,817,906	—	4,817,906	—	34	—	—	—	34	—	34
Stock-based compensation expense	—	—	—	—	17	—	—	—	17	—	17
Common stock repurchased	—	(26,935,592)	(26,935,592)	—	—	—	—	(450)	(450)	—	(450)
Shares repurchased related to employee stock-based compensation plans	—	(3,012,396)	(3,012,396)	—	—	—	—	(40)	(40)	—	(40)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2021	458,596,881	(297,424,509)	161,172,372	$4	$3,277	$(189)	$3,975	$(4,344)	$2,723	$11	$2,734

Balance at December 31, 2021	458,629,384	(304,886,613)	153,742,771	$4	$3,282	$(133)	$3,939	$(4,495)	$2,597	$11	$2,608
Comprehensive income (loss):
Net income	—	—	—	—	—	—	540	—	540	—	540
Other comprehensive income (loss), net of tax	—	—	—	—	—	217	—	—	217	—	217
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	757	—	757
Cash dividends:	—
Common stock ($.48 per share)	—	—	—	—	—	—	(69)	—	(69)	—	(69)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Issuance of common shares	2,386,817	—	2,386,817	—	11	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	—	16	—	—	—	16	—	16
Common stock repurchased	—	(19,394,977)	(19,394,977)	—	—	—	—	(315)	(315)	—	(315)
Shares repurchased related to employee stock-based compensation plans	—	(1,120,438)	(1,120,438)	—	—	—	—	(20)	(20)	—	(20)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(11)	(11)
Balance at September 30, 2022	461,016,201	(325,402,028)	135,614,173	$4	$3,309	$84	$4,406	$(4,830)	$2,973	$—	$2,973

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$540	$728
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) on sales of education loans	—	(78)
Losses on debt repurchases	—	32
Goodwill and acquired intangible asset impairment and amortization expense	17	14
Stock-based compensation expense	16	18
Mark-to-market (gains) losses on derivative and hedging activities, net	(607)	(295)
Provisions for loan losses	62	(66)
(Decrease) increase in accrued interest receivable	(51)	88
Increase (decrease) in accrued interest payable	56	(78)
Decrease in other assets	334	92
(Decrease) increase in other liabilities	(269)	79
Total adjustments	(442)	(194)
Net cash provided by operating activities	98	534
Cash flows from investing activities
Education loans originated and acquired	(1,765)	(4,708)
Proceeds from payments on education loans	8,488	8,190
Proceeds from sales of education loans	—	1,588
Other investing activities, net	89	43
Net cash provided by investing activities	6,812	5,113
Cash flows from financing activities
Borrowings collateralized by loans in trust - issued	2,243	5,992
Borrowings collateralized by loans in trust - repaid	(9,225)	(8,644)
Asset-backed commercial paper conduits, net	735	(1,723)
Long-term unsecured notes issued	—	495
Long-term unsecured notes repaid	(15)	(1,558)
Other financing activities, net	70	97
Common stock repurchased	(315)	(450)
Common dividends paid	(69)	(82)
Net cash used in financing activities	(6,576)	(5,873)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	334	(226)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	3,578	3,537
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,912	$3,311
Supplemental disclosure of cash flow information:
Cash disbursements made (refunds received) for:
Interest paid	$1,208	$1,050
Income taxes paid	$29	$144
Income taxes refunds received	$(6)	$(9)
Noncash activity:
Investing activity - Held-to-maturity asset backed securities retained related to sales of education loans	$—	$83
Operating activity - Servicing assets recognized upon sales of education loans	$—	$21

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$1,364	$1,050
Restricted cash and restricted cash equivalents	2,548	2,261
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,912	$3,311

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (VIEs) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2021 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Form 10-K). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2021 Form 10-K.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses

Allowance for Loan Losses Metrics

	Three Months Ended September 30, 2022
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance	$245	$921	$1,166
Total provision	—	28	28
Charge-offs:
Gross charge-offs	(12)	(118)	(130)
Expected future recoveries on current period gross charge-offs	—	19	19
Total(1)	(12)	(99)	(111)
Adjustment resulting from the change in charge-off rate(2)	—	(30)	(30)
Net charge-offs	(12)	(129)	(141)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	32	32
Allowance at end of period	$233	$852	$1,085
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate (annualized) (2)	.12%	2.01%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment (annualized)(2)	—%	.60%
Net charge-offs as a percentage of average loans in repayment (annualized)	.12%	2.61%
Ending total loans	$47,124	$20,003
Average loans in repayment	$39,573	$19,628
Ending loans in repayment	$37,731	$19,284

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans we charge off the estimated loss of a defaulted loan balance by charging off the entire defaulted loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.”  For FFELP Loans, the recovery is received at the time of charge-off.

(2)

In third-quarter 2022, the net charge-off rate on defaulted Private Education Loans increased from 81.7% to 81.9%. This change resulted in a $30 million reduction to the balance of the expected future recoveries on previously fully charged-off loans.

(3)

At the end of each month, for Private Education Loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance by charging off the entire loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately reflected as a reduction to expected future recoveries on previously fully charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on previously fully charged-off loans:

Three Months Ended September 30,
(Dollars in millions)	2022
Beginning of period expected future recoveries on previously fully charged-off loans	$312
Expected future recoveries of current period defaults	19
Recoveries (cash collected)	(14)
Charge-offs (as a result of lower recovery expectations)	(37)
End of period expected future recoveries on previously fully charged-off loans	$280
Change in balance during period	$(32)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Three Months Ended September 30, 2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance	$277	$976	$1,253
Total provision	—	22	22
Charge-offs:
Gross charge-offs	(8)	(45)	(53)
Expected future recoveries on current period gross charge-offs	—	6	6
Total(1)	(8)	(39)	(47)
Adjustment resulting from the change in charge-off rate(2)	—	(16)	(16)
Net charge-offs	(8)	(55)	(63)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	37	37
Allowance at end of period	$269	$980	$1,249
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate (annualized)(2)	.07%	.77%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment (annualized)(2)	—%	.33%
Net charge-offs as a percentage of average loans in repayment (annualized)	.07%	1.10%
Ending total loans	$54,619	$20,998
Average loans in repayment	$45,201	$19,894
Ending loans in repayment	$44,160	$19,795

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans we charge off the estimated loss of a defaulted loan balance by charging off the entire defaulted loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.”  For FFELP Loans, the recovery is received at the time of charge-off.

(2)

In third-quarter 2021, the net charge-off rate on defaulted Private Education Loans increased from 81.4% to 81.7%. This change resulted in a $16 million reduction to the balance of the expected future recoveries on previously fully charged-off loans.

(3)

At the end of each month, for Private Education Loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance by charging off the entire loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately reflected as a reduction to expected future recoveries on previously fully charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on previously fully charged-off loans:

Three Months Ended September 30,
(Dollars in millions)	2021
Beginning of period expected future recoveries on previously fully charged-off loans	$434
Expected future recoveries of current period defaults	6
Recoveries (cash collected)	(22)
Charge-offs (as a result of lower recovery expectations)	(21)
End of period expected future recoveries on previously fully charged-off loans	$397
Change in balance during period	$(37)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2022
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance	$262	$1,009	$1,271
Total provision	—	62	62
Charge-offs:
Gross charge-offs	(29)	(281)	(310)
Expected future recoveries on current period gross charge-offs	—	43	43
Total(1)	(29)	(238)	(267)
Adjustment resulting from the change in charge-off rate(2)	—	(30)	(30)
Net charge-offs	(29)	(268)	(297)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	49	49
Allowance at end of period	$233	$852	$1,085
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate (annualized)(2)	.09%	1.59%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment (annualized)(2)	—%	.20%
Net charge-offs as a percentage of average loans in repayment (annualized)	.09%	1.79%
Ending total loans	$47,124	$20,003
Average loans in repayment	$41,793	$20,056
Ending loans in repayment	$37,731	$19,284

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans we charge off the estimated loss of a defaulted loan balance by charging off the entire defaulted loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.”  For FFELP Loans, the recovery is received at the time of charge-off.

(2)

In third-quarter 2022, the net charge-off rate on defaulted Private Education Loans increased from 81.7% to 81.9%. This change resulted in a $30 million reduction to the balance of the expected future recoveries on previously fully charged-off loans.

(3)

At the end of each month, for Private Education Loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance by charging off the entire loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately reflected as a reduction to expected future recoveries on previously fully charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on previously fully charged-off loans:

Nine Months Ended September 30,
(Dollars in millions)	2022
Beginning of period expected future recoveries on previously fully charged-off loans	$329
Expected future recoveries of current period defaults	43
Recoveries (cash collected)	(43)
Charge-offs (as a result of lower recovery expectations)	(49)
End of period expected future recoveries on previously fully charged-off loans	$280
Change in balance during period	$(49)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans
Beginning balance	$288	$1,089	$1,377
Provision:
Reversal of allowance related to loan sales(1)	—	(107)	(107)
Remaining provision	—	41	41
Total provision	—	(66)	(66)
Charge-offs:
Gross charge-offs	(19)	(125)	(144)
Expected future recoveries on current period gross charge-offs	—	16	16
Total(2)	(19)	(109)	(128)
Adjustment resulting from the change in charge-off rate(3)	—	(16)	(16)
Net charge-offs	(19)	(125)	(144)
Decrease in expected future recoveries on previously fully charged-off loans(4)	—	82	82
Allowance at end of period	$269	$980	$1,249
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate (annualized)(3)	.06%	.72%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment (annualized)(3)	—%	.11%
Net charge-offs as a percentage of average loans in repayment (annualized)	.06%	.83%
Ending total loans	$54,619	$20,998
Average loans in repayment	$46,191	$20,145
Ending loans in repayment	$44,160	$19,795

(1)	In connection with the sale of approximately $1.6 billion of Private Education Loans.
(2)

Charge-offs are reported net of expected recoveries. For Private Education Loans we charge off the estimated loss of a defaulted loan balance by charging off the entire defaulted loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.”  For FFELP Loans, the recovery is received at the time of charge-off.

(3)

In third-quarter 2021, the net charge-off rate on defaulted Private Education Loans increased from 81.4% to 81.7%. This change resulted in a $16 million reduction to the balance of the expected future recoveries on previously fully charged-off loans.

(4)

At the end of each month, for Private Education Loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance by charging off the entire loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately reflected as a reduction to expected future recoveries on previously fully charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on previously fully charged-off loans:

Nine Months Ended September 30,
(Dollars in millions)	2021
Beginning of period expected future recoveries on previously fully charged-off loans	$479
Expected future recoveries of current period defaults	16
Recoveries (cash collected)	(69)
Charge-offs (as a result of lower recovery expectations)	(29)
End of period expected future recoveries on previously fully charged-off loans	$397
Change in balance during period	$(82)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses (Continued)

Troubled Debt Restructurings (“TDRs”)

We sometimes modify the terms of loans for customers experiencing financial difficulty. Certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 77% and 75% of the loans granted forbearance have qualified as a TDR loan at September 30, 2022 and December 31, 2021, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction program as of September 30, 2022 and December 31, 2021 was $900 million and $831 million, respectively.

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Modified loans	$68	$40	$186	$109
Charge-offs	$101	$37	$217	$90
Payment default	$13	$6	$31	$15

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

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

	FFELP Loan Delinquencies
	September 30, 2022		December 31, 2021		September 30, 2021
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,983		$2,220		$2,430
Loans in forbearance(2)	7,410		6,292		8,029
Loans in repayment and percentage of each status:
Loans current	30,720	81.4%	39,679	89.4%	40,404	91.5%
Loans delinquent 31-60 days(3)	1,917	5.1	1,696	3.8	1,181	2.7
Loans delinquent 61-90 days(3)	1,291	3.4	904	2.0	665	1.5
Loans delinquent greater than 90 days(3)	3,803	10.1	2,112	4.8	1,910	4.3
Total FFELP Loans in repayment	37,731	100%	44,391	100%	44,160	100%
Total FFELP Loans	47,124		52,903		54,619
FFELP Loan allowance for losses	(233)		(262)		(269)
FFELP Loans, net	$46,891		$52,641		$54,350
Percentage of FFELP Loans in repayment		80.1%		83.9%		80.9%
Delinquencies as a percentage of FFELP Loans in repayment		18.6%		10.6%		8.5%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.4%		12.4%		15.4%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

   Loan type:

(Dollars in millions)	September 30, 2022	September 30, 2021	Change
Stafford Loans	$14,956	$16,719	$(1,763)
Consolidation Loans	27,766	33,143	(5,377)
Rehab Loans	4,402	4,757	(355)
Total loans, gross	$47,124	$54,619	$(7,495)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	September 30, 2022
(Dollars in millions)	September 30, 2022	2021	2020	2019	2018	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$1,503	$4,708	$1,593	$1,502	$556	$8,485	$18,347	92%
Below 640	17	64	19	37	20	1,499	1,656	8
Total	$1,520	$4,772	$1,612	$1,539	$576	$9,984	$20,003	100%
Loan Status:
In-school/grace/ deferment/forbearance	$31	$88	$28	$34	$13	$525	$719	4%
Current/90 days or less delinquent	1,488	4,678	1,582	1,499	560	9,083	18,890	94
Greater than 90 days delinquent	1	6	2	6	3	376	394	2
Total	$1,520	$4,772	$1,612	$1,539	$576	$9,984	$20,003	100%
Seasoning(1):
1-12 payments	$1,499	$2,186	$14	$10	$2	$95	$3,806	19%
13-24 payments	—	2,534	736	39	8	102	3,419	17
25-36 payments	—	—	846	968	19	177	2,010	10
37-48 payments	—	—	—	503	287	293	1,083	5
More than 48 payments	—	—	—	—	254	9,083	9,337	47
Loans in-school/ grace/deferment	21	52	16	19	6	234	348	2
Total	$1,520	$4,772	$1,612	$1,539	$576	$9,984	$20,003	100%
TDR Status:
TDR	$6	$48	$28	$62	$35	$6,617	$6,796	34%
Non-TDR	1,514	4,724	1,584	1,477	541	3,367	13,207	66
Total	$1,520	$4,772	$1,612	$1,539	$576	$9,984	$20,003	100%
Cosigners:
With cosigner(2)	$24	$109	$28	$11	$—	$6,425	$6,597	33%
Without cosigner	1,496	4,663	1,584	1,528	576	3,559	13,406	67
Total	$1,520	$4,772	$1,612	$1,539	$576	$9,984	$20,003	100%
School Type:
Not-for-profit	$1,427	$4,496	$1,541	$1,434	$529	$8,338	$17,765	89%
For-profit	93	276	71	105	47	1,646	2,238	11
Total	$1,520	$4,772	$1,612	$1,539	$576	$9,984	$20,003	100%
Allowance for loan losses							(852)
Total loans, net							$19,151

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at September 30, 2022.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators by Origination Year
	September 30, 2021
(Dollars in millions)	September 30, 2021	2020	2019	2018	2017	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$4,049	$2,228	$2,064	$762	$233	$10,021	$19,357	92%
Below 640	28	10	33	20	8	1,542	1,641	8
Total	$4,077	$2,238	$2,097	$782	$241	$11,563	$20,998	100%
Loan Status:
In-school/grace/ deferment/forbearance	$32	$34	$45	$19	$8	$1,065	$1,203	6%
Current/90 days or less delinquent	4,044	2,203	2,049	762	232	10,289	19,579	93
Greater than 90 days delinquent	1	1	3	1	1	209	216	1
Total	$4,077	$2,238	$2,097	$782	$241	$11,563	$20,998	100%
Seasoning(1):
1-12 payments	$4,058	$1,017	$37	$5	$1	$142	$5,260	25%
13-24 payments	—	1,201	1,330	20	4	167	2,722	13
25-36 payments	—	—	709	385	12	273	1,379	7
37-48 payments	—	—	—	364	133	417	914	4
More than 48 payments	—	—	—	—	89	10,245	10,334	49
Loans in-school/ grace/deferment	19	20	21	8	2	319	389	2
Total	$4,077	$2,238	$2,097	$782	$241	$11,563	$20,998	100%
TDR Status:
TDR	$1	$5	$26	$27	$30	$7,323	$7,412	35%
Non-TDR	4,076	2,233	2,071	755	211	4,240	13,586	65
Total	$4,077	$2,238	$2,097	$782	$241	$11,563	$20,998	100%
Cosigners:
With cosigner(2)	$12	$34	$13	$—	$37	$7,560	$7,656	36%
Without cosigner	4,065	2,204	2,084	782	204	4,003	13,342	64
Total	$4,077	$2,238	$2,097	$782	$241	$11,563	$20,998	100%
School Type:
Not-for-profit	$3,850	$2,137	$1,957	$721	$231	$9,607	$18,503	88%
For-profit	227	101	140	61	10	1,956	2,495	12
Total	$4,077	$2,238	$2,097	$782	$241	$11,563	$20,998	100%
Allowance for loan losses							(980)
Total loans, net							$20,018

(1)	Number of months in active repayment for which a scheduled payment was received.
(2)	Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at September 30, 2021.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	TDRs
	September 30, 2022		December 31, 2021		September 30, 2021
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$164		$194		$210
Loans in forbearance(2)	284		446		667
Loans in repayment and percentage of each status:
Loans current	5,573	87.8%	6,023	91.0%	5,988	91.6%
Loans delinquent 31-60 days(3)	269	4.2	199	3.0	224	3.5
Loans delinquent 61-90 days(3)	143	2.3	120	1.8	124	1.9
Loans delinquent greater than 90 days(3)	363	5.7	274	4.2	198	3.0
Total TDR loans in repayment	6,348	100%	6,616	100%	6,534	100%
Total TDR loans	6,796		7,256		7,411
TDR loans allowance for losses	(666)		(829)		(814)
TDR loans, net	$6,130		$6,427		$6,597
Percentage of TDR loans in repayment		93.4%		91.2%		88.2%
Delinquencies as a percentage of TDR loans in repayment		12.2%		9.0%		8.4%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		4.3%		6.3%		9.3%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

2.   Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	Non-TDRs
	September 30, 2022		December 31, 2021		September 30, 2021
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$184		$167		$179
Loans in forbearance(2)	87		89		147
Loans in repayment and percentage of each status:
Loans current	12,853	99.4%	13,611	99.6%	13,208	99.6%
Loans delinquent 31-60 days(3)	36	.3	23	.2	23	.2
Loans delinquent 61-90 days(3)	16	.1	11	.1	12	.1
Loans delinquent greater than 90 days(3)	31	.2	23	.1	18	.1
Total non-TDR loans in repayment	12,936	100%	13,668	100%	13,261	100%
Total non-TDR loans	13,207		13,924		13,587
Non-TDR loans allowance for losses	(186)		(180)		(166)
Non-TDR loans, net	$13,021		$13,744		$13,421
Percentage of non-TDR loans in repayment		97.9%		98.2%		97.6%
Delinquencies as a percentage of non-TDR loans in repayment		.6%		.4%		.4%
Loans in forbearance as a percentage of non-TDR loans in repayment and forbearance		.7%		.6%		1.1%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

3.   Borrowings

The following table summarizes our borrowings.

	September 30, 2022			December 31, 2021
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,299	$5,709	$7,008	$—	$7,014	$7,014
Total unsecured borrowings	1,299	5,709	7,008	—	7,014	7,014
Secured borrowings:
FFELP Loan securitizations(2)(3)	83	45,358	45,441	—	51,841	51,841
Private Education Loan securitizations(4)	813	13,300	14,113	543	14,074	14,617
FFELP Loan ABCP facilities	974	291	1,265	282	150	432
Private Education Loan ABCP facilities	2,418	—	2,418	1,363	1,152	2,515
Other(5)	105	—	105	302	—	302
Total secured borrowings	4,393	58,949	63,342	2,490	67,217	69,707
Total before hedge accounting adjustments	5,692	64,658	70,350	2,490	74,231	76,721
Hedge accounting adjustments	(15)	(660)	(675)	—	257	257
Total	$5,677	$63,998	$69,675	$2,490	$74,488	$76,978

(1)

Includes principal amount of $1.3 billion and $0 of short-term debt as of September 30, 2022 and December 31, 2021, respectively. Includes principal amount of $5.7 billion and $7 billion of long-term debt as of September 30, 2022 and December 31, 2021, respectively.

(2)

Includes $83 million and $0 of short-term debt related to the FFELP Loan asset-backed securitization repurchase facilities (FFELP Loan Repurchase Facilities) as of September 30, 2022 and December 31, 2021, respectively. Includes $0 and $49 million of long-term debt related to the FFELP Loan Repurchase Facilities as of September 30, 2022 and December 31, 2021, respectively.

(3)

Includes defaulted FFELP secured debt tranches with a remaining principal amount of $778 million as of September 30, 2022 as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2030 and 2035. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.

(4)

Includes $813 million and $543 million of short-term debt related to the Private Education Loan asset-backed securitization repurchase facilities (Private Education Loan Repurchase Facilities) as of September 30, 2022 and December 31, 2021, respectively.

(5)	“Other” primarily includes the obligation to return cash collateral held related to derivative exposures.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

3.   Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of September 30, 2022 and December 31, 2021, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	September 30, 2022
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$83	$45,358	$45,441	$45,484	$2,029	$1,636	$49,149
Private Education Loan securitizations	813	13,300	14,113	14,739	371	100	15,210
FFELP Loan ABCP facilities	974	291	1,265	1,269	27	43	1,339
Private Education Loan ABCP facilities	2,418	—	2,418	2,619	84	26	2,729
Total before hedge accounting adjustments	4,288	58,949	63,237	64,111	2,511	1,805	68,427
Hedge accounting adjustments	—	(362)	(362)	—	—	(409)	(409)
Total	$4,288	$58,587	$62,875	$64,111	$2,511	$1,396	$68,018

	December 31, 2021
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$51,841	$51,841	$52,066	$2,073	$1,520	$55,659
Private Education Loan securitizations	543	14,074	14,617	15,506	505	150	16,161
FFELP Loan ABCP facilities	282	150	432	436	8	15	459
Private Education Loan ABCP facilities	1,363	1,152	2,515	2,641	63	32	2,736
Total before hedge accounting adjustments	2,188	67,217	69,405	70,649	2,649	1,717	75,015
Hedge accounting adjustments	—	(110)	(110)	—	—	(195)	(195)
Total	$2,188	$67,107	$69,295	$70,649	$2,649	$1,522	$74,820

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

4.   Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$56	$222	$—	$2	$56	$224
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	—	—	—	—	—
Total derivative assets(2)		—	—	56	222	—	2	56	224
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	(7)	—	(2)	(5)	(9)	(5)
Floor Income Contracts	Interest rate	—	—	—	—	—	(65)	—	(65)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(407)	(190)	—	—	(407)	(190)
Total derivative liabilities(2)		—	—	(414)	(190)	(2)	(70)	(416)	(260)
Net total derivatives		$—	$—	$(358)	$32	$(2)	$(68)	$(360)	$(36)

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

(2)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Gross position	$56	$224	$(416)	$(260)
Impact of master netting agreements	—	(6)	—	6
Derivative values with impact of master netting agreements (as carried on balance sheet)	56	218	(416)	(254)
Cash collateral (held) pledged	(62)	(244)	69	147
Net position	$(6)	$(26)	$(347)	$(107)

(3)	The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of September 30, 2022		As of December 31, 2021
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$1,283	$(15)	$—	$—
Long-term borrowings	$6,102	$(664)	$8,503	$252

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

4.   Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at September 30, 2022 and December 31, 2021 by $8 million and $8 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at September 30, 2022 and December 31, 2021 by $1 million and $2 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021	Sep 30, 2022	Dec 31, 2021
Notional Values:
Interest rate swaps	$9.9	$12.1	$6.2	$6.2	$25.5	$28.4	$41.6	$46.7
Floor Income Contracts	—	—	—	—	6.0	12.5	6.0	12.5
Cross-currency interest rate swaps	—	—	1.9	2.1	—	—	1.9	2.1
Total derivatives	$9.9	$12.1	$8.1	$8.3	$31.5	$40.9	$49.5	$61.3

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$(193)	$(53)	$(629)	$(228)
Gains (losses) recognized in net income on hedged items	210	60	680	251
Net fair value hedge ineffectiveness gains (losses)	17	7	51	23
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	(127)	(48)	(217)	138
Gains (losses) recognized in net income on hedged items	104	51	251	(90)
Net fair value hedge ineffectiveness gains (losses)	(23)	3	34	48
Total fair value hedges(1)(2)	(6)	10	85	71
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—	—
Trading:
Interest rate swaps	40	(2)	120	13
Floor income contracts	—	(3)	41	8
Cross currency interest rate swaps	—	—	—	—
Other	—	—	—	—
Total trading derivatives(3)	40	(5)	161	21
Mark-to-market gains (losses) recognized	$34	$5	$246	$92

(1)	Recorded in interest expense in the consolidated statements of income.
(2)	The accrued interest income (expense) on fair value hedges and cash flow hedges is recorded in interest expense and is excluded from this table.
(3)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

4.   Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Total gains (losses) on cash flow hedges	$52	$(1)	$179	$21
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	2	21	38	64
Net changes in cash flow hedges, net of tax	$54	$20	$217	$85

(1)	Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties:

(Dollars in millions)	September 30, 2022	December 31, 2021
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$62	$244
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	—	1
Total collateral held	$62	$245
Derivative asset at fair value including accrued interest	$60	$242
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$69	$147
Total collateral pledged	$69	$147
Derivative liability at fair value including accrued interest and premium receivable	$419	$271

(1)	The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

4.   Derivative Financial Instruments (Continued)

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $.5 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings. At September 30, 2022 and December 31, 2021, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $7 million and $9 million, respectively. The trusts are not required to post collateral to the counterparties. At September 30, 2022 and December 31, 2021, the net positive exposure on swaps in securitization trusts was $0 and $0, respectively.

The table below highlights credit exposure related to our derivative counterparties at September 30, 2022.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$7	$—
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%	—%

5.   Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	September 30, 2022	December 31, 2021
Accrued interest receivable	$1,933	$1,881
Benefit and insurance-related investments	450	462
Income tax asset, net	145	369
Derivatives at fair value	56	218
Accounts receivable	91	159
Fixed assets	77	95
Other	35	39
Total	$2,787	$3,223

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

6.   Stockholders’ Equity

The following table summarizes common share repurchases, issuances and dividends paid.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share amounts)	2022	2021	2022	2021
Common stock repurchased(1)	6.3	7.0	19.4	26.9
Common stock repurchased (in dollars)(1)	$95	$150	$315	$450
Average purchase price per share(1)	$15.19	$21.42	$16.25	$16.71
Remaining common stock repurchase authority(1)	$685	$150	$685	$150
Shares repurchased related to employee stock- based compensation plans(2)	—	.2	1.1	3.0
Average purchase price per share(2)	$—	$21.36	$17.91	$13.59
Common shares issued(3)	—	.6	2.4	4.8
Dividends paid	$22	$26	$69	$82
Dividends per share	$.16	$.16	$.48	$.48

(1)	Common shares purchased under our share repurchase program. Our board of directors authorized a $1 billion multi-year share repurchase program in December 2021.
(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on September 30, 2022 was $14.69.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

7.   Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Numerator:
Net income	$105	$173	$540	$728
Denominator:
Weighted average shares used to compute basic EPS	139	165	145	174
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	2	2	2	2
Dilutive potential common shares(2)	2	2	2	2
Weighted average shares used to compute diluted EPS	141	167	147	176
Basic earnings per common share	$.75	$1.05	$3.71	$4.20
Diluted earnings per common share	$.75	$1.04	$3.67	$4.15

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)

For the three months ended September 30, 2022 and 2021, securities covering approximately 0 million and 0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2022 and 2021, securities covering approximately 0 million and 0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive

8.   Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. See “Note 11 – Fair Value Measurements” in our 2021 Form 10-K for a full discussion.

During the three and nine months ended September 30, 2022, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

8.   Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During the third quarters of 2022 and 2021, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	September 30, 2022				December 31, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	—	56	—	56	—	223	1	224
Cross-currency interest rate swaps	—	—	—	—	—	—	—	—
Total derivative assets(2)	—	56	—	56	—	223	1	224
Total	$—	$56	$—	$56	$—	$223	$1	$224
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	(7)	$(2)	$(9)	$—	$—	$(5)	$(5)
Floor Income Contracts	—	—	—	—	—	(65)	—	(65)
Cross-currency interest rate swaps	—	—	(407)	(407)	—	—	(190)	(190)
Total derivative liabilities(2)	—	(7)	(409)	(416)	—	(65)	(195)	(260)
Total	$—	$(7)	$(409)	$(416)	$—	$(65)	$(195)	$(260)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	See "Note 4 – Derivative Financial Instruments" for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
(3)

Borrowings which are the hedged item in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and not reflected in this table.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

8.   Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended September 30,
	2022				2021
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(3)	$(279)	$—	$(282)	$(6)	$(108)	$—	$(114)
Total gains/(losses):
Included in earnings(1)	1	(141)	—	(140)	1	(53)	—	(52)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	13	—	13	—	5	—	5
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(2)	$(407)	$—	$(409)	$(5)	$(156)	$—	$(161)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$1	$(128)	$—	$(127)	$1	$(48)	$—	$(47)

	Nine Months Ended September 30,
	2022				2021
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(4)	$(190)	$—	$(194)	$(8)	$(294)	$—	$(302)
Total gains/(losses):
Included in earnings(1)	1	(244)	—	(243)	2	120	—	122
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	1	27	—	28	1	18	—	19
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(2)	$(407)	$—	$(409)	$(5)	$(156)	$—	$(161)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$1	$(217)	$—	$(216)	$2	$(122)	$—	$(120)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Gains (losses) on derivative and hedging activities, net	$1	$1	$1	$2
Interest expense	(141)	(53)	(244)	120
Total	$(140)	$(52)	$(243)	$122

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

8.   Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at September 30, 2022	Valuation Technique	Input	Range and Weighted Average
Derivatives
Prime/LIBOR basis swaps	$(2)	Discounted cash flow	Constant Prepayment Rate	10%
			Bid/ask adjustment to discount rate	.08%
Cross-currency interest rate swaps	(407)	Discounted cash flow	Constant Prepayment Rate	5%
Other	—
Total	$(409)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2022			December 31, 2021
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$44,627	$46,891	$(2,264)	$53,632	$52,641	$991
Private Education Loans	18,287	19,151	(864)	21,140	20,171	969
Cash and investments	4,088	4,088	—	3,845	3,845	—
Total earning assets	67,002	70,130	(3,128)	78,617	76,657	1,960
Interest-bearing liabilities
Short-term borrowings	5,684	5,677	(7)	2,492	2,490	(2)
Long-term borrowings	60,787	63,998	3,211	74,548	74,488	(60)
Total interest-bearing liabilities	66,471	69,675	3,204	77,040	76,978	(62)
Derivative financial instruments
Floor Income Contracts	—	—	—	(65)	(65)	—
Interest rate swaps	47	47	—	219	219	—
Cross-currency interest rate swaps	(407)	(407)	—	(190)	(190)	—
Other	—	—	—	—	—	—
Excess of net asset fair value over carrying value			$76			$1,898

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

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

In January 2017, the Consumer Financial Protection Bureau (the CFPB) and Attorneys General for the State of Illinois and the State of Washington initiated civil actions naming Navient Corporation and several of its subsidiaries as defendants alleging violations of certain Federal and State consumer protection statutes, including the CFPA, FCRA, FDCPA and various state consumer protection laws. The Attorneys General for the States of Pennsylvania, California, Mississippi, and New Jersey also initiated actions against the Company and certain subsidiaries alleging violations of various state and federal consumer protection laws based upon similar alleged acts or failures to act. In addition to these matters, a number of lawsuits have been filed by nongovernmental parties or, in the future, may be filed by additional governmental or nongovernmental parties seeking damages or other remedies related to similar issues raised by the CFPB and the State Attorneys General. In January 2022, we entered into a series of Consent Judgment and Orders (the “Agreements”) with 40 State Attorneys General to resolve all matters in dispute related to the State Attorneys General cases as well as the related investigations, subpoenas, civil investigative demands and inquiries from various other state regulators. These Agreements do not resolve the litigation involving the Company and the CFPB. The Company has cancelled the loan balance of approximately 66,000 borrowers with qualifying Private Education Loans that were originated largely between 2002 and 2010 and later defaulted and charged off. The loans cancelled have aggregate outstanding balances of approximately $1.7 billion. The expense to the Company to cancel these loans was approximately $50 million which represents the amount of expected future recoveries of these charged-off loans on the balance sheet. In addition, the Company agreed to make a one-time payment of approximately $145 million to the states. In the fourth quarter of 2021 when such loss became probable, the Company recognized total regulatory expenses of approximately $205 million related to this matter.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also, as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. Navient has no reserves related to indemnification matters with SLM BankCo as of September 30, 2022.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

10.   Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

The following tables illustrate the disaggregation of revenue from contracts accounted for under ASC 606 with customers according to service type and client type by reportable operating segment.

Revenue by Service Type

	Three Months Ended September 30,
	2022			2021
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$—	$—	$—	$5	$—	$5
Government services	—	47	47	—	75	75
Healthcare services	—	32	32	—	47	47
Total	$—	$79	$79	$5	$122	$127

	Nine Months Ended September 30,
	2022			2021
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$1	$—	$1	$14	$—	$14
Government services	—	149	149	—	204	204
Healthcare services	—	111	111	—	173	173
Total	$1	$260	$261	$14	$377	$391

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

10.   Revenue from Contracts with Customers Accounted for in Accordance with ASC 606 (Continued)

Revenue by Client Type

	Three Months Ended September 30,
	2022			2021
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$—	$2	$2	$—	$4	$4
Guarantor agencies	—	—	—	5	—	5
Other institutions	—	—	—	—	—	—
State and local government	—	27	27	—	56	56
Tolling authorities	—	18	18	—	15	15
Hospitals and other healthcare providers	—	32	32	—	47	47
Total	$—	$79	$79	$5	$122	$127

	Nine Months Ended September 30,
	2022			2021
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue

Federal government	$—	$6	$6	$1	$18	$19
Guarantor agencies	1	—	1	13	—	13
Other institutions	—	—	—	—	—	—
State and local government	—	95	95	—	144	144
Tolling authorities	—	48	48	—	42	42
Hospitals and other healthcare providers	—	111	111	—	173	173
Total	$1	$260	$261	$14	$377	$391

As of September 30, 2022 and September 30, 2021, there was $76 million and $124 million respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

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

Federal Education Loans Segment

Navient owns FFELP Loans and performs servicing and asset recovery services on this portfolio. We also service and perform asset recovery services on FFELP Loans owned by other institutions. Our servicing quality, data-driven strategies and omnichannel education about federal repayment options translate into positive results for the millions of borrowers we serve. We generate revenue primarily through net interest income on our FFELP Loans. This segment is expected to generate significant earnings and cash flow over the remaining life of the portfolio.

The following table includes asset information for our Federal Education Loans segment.

(Dollars in millions)	September 30, 2022	December 31, 2021
FFELP Loans, net	$46,891	$52,641
Cash and investments(1)	2,059	2,071
Other	2,039	2,183
Total assets	$50,989	$56,895

(1)	Includes restricted cash and investments.

Consumer Lending Segment

Navient helps students and families through the paying-for-college journey. Our digital tools empower people to find grants and scholarships, compare financial aid offers and complete the FAFSA. Our Private Education Loans offer easy-to-understand payment options. After graduation, we offer student loan refinancing to help people simplify their repayment and earn a better rate. We believe our 50 years of experience, product design, digital marketing strategies, and origination and servicing platform provide a unique competitive advantage. We see meaningful growth opportunities in originating Private Education Loans to financially responsible consumers, generating attractive long-term, risk-adjusted returns. We generate revenue primarily through net interest income on our Private Education Loan portfolio.

The following table includes asset information for our Consumer Lending segment

(Dollars in millions)	September 30, 2022	December 31, 2021
Private Education Loans, net	$19,151	$20,171
Cash and investments(1)	583	824
Other	549	815
Total assets	$20,283	$21,810

(1)	Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

11.   Segment Reporting (Continued)

Business Processing Segment

Navient provides business processing solutions such as omnichannel contact center services, workflow processing, and revenue cycle optimization. Our support enables our clients to better serve their constituents, meet rapidly changing needs, improve technology, reduce operating expenses, manage risk and optimize revenue opportunities. Our clients include:

•	Government: We offer our solutions to federal agencies, state governments, tolling and parking authorities, other public sector clients.
•	Healthcare: Our clients include hospitals, hospital systems, medical centers, large physician groups, other healthcare providers and public health departments.

At September 30, 2022 and December 31, 2021, the Business Processing segment had total assets of $398 million and $397 million, respectively.

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

At September 30, 2022 and December 31, 2021, the Other segment had total assets of $2.0 billion and $1.5 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

11.   Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2022
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$555	$309	$—	$—	$864	$—	$(2)	$(2)	$862
Cash and investments	9	3	—	7	19	—	—	—	19
Total interest income	564	312	—	7	883	—	(2)	(2)	881
Total interest expense	444	159	—	33	636	(1)	6	5	641
Net interest income (loss)	120	153	—	(26)	247	1	(8)	(7)	240
Less: provisions for loan losses	—	28	—	—	28	—	—	—	28
Net interest income (loss) after provisions for loan losses	120	125	—	(26)	219	1	(8)	(7)	212
Other income (loss):
Servicing revenue	21	3	—	—	24	—	—	—	24
Asset recovery and business processing revenue	1	—	79	—	80	—	—	—	80
Other income (loss)	6	—	—	—	6	(1)	41	40	46
Total other income (loss)	28	3	79	—	110	(1)	41	40	150
Expenses:
Direct operating expenses	25	43	67	—	135	—	—	—	135
Unallocated shared services expenses	—	—	—	59	59	—	—	—	59
Operating expenses	25	43	67	59	194	—	—	—	194
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	10	10	10
Restructuring/other reorganization expenses	—	—	—	21	21	—	—	—	21
Total expenses	25	43	67	80	215	—	10	10	225
Income (loss) before income tax expense (benefit)	123	85	12	(106)	114	—	23	23	137
Income tax expense (benefit)(2)	29	20	3	(25)	27	—	5	5	32
Net income (loss)	$94	$65	$9	$(81)	$87	$—	$18	$18	$105

(1)	Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(7)	$—	$(7)
Total other income (loss)	40	—	40
Goodwill and acquired intangible asset impairment and amortization	—	10	10
Total Core Earnings adjustments to GAAP	$33	$(10)	23
Income tax expense (benefit)			5
Net income (loss)			$18

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

11.   Segment Reporting (Continued)

	Nine Months Ended September 30, 2022
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,298	$862	$—	$—	$2,160	$23	$(9)	$14	$2,174
Cash and investments	12	5	—	8	25	—	—	—	25
Total interest income	1,310	867	—	8	2,185	23	(9)	14	2,199
Total interest expense	905	421	—	65	1,391	3	(93)	(90)	1,301
Net interest income (loss)	405	446	—	(57)	794	20	84	104	898
Less: provisions for loan losses	—	62	—	—	62	—	—	—	62
Net interest income (loss) after provisions for loan losses	405	384	—	(57)	732	20	84	104	836
Other income (loss):
Servicing revenue	51	9	—	—	60	—	—	—	60
Asset recovery and business processing revenue	4	—	260	—	264	—	—	—	264
Other income (loss)	24	1	—	(3)	22	(20)	181	161	183
Total other income (loss)	79	10	260	(3)	346	(20)	181	161	507
Expenses:
Direct operating expenses	79	113	216	—	408	—	—	—	408
Unallocated shared services expenses	—	—	—	180	180	—	—	—	180
Operating expenses	79	113	216	180	588	—	—	—	588
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	17	17	17
Restructuring/other reorganization expenses	—	—	—	25	25	—	—	—	25
Total expenses	79	113	216	205	613	—	17	17	630
Income (loss) before income tax expense (benefit)	405	281	44	(265)	465	—	248	248	713
Income tax expense (benefit)(2)	95	66	11	(63)	109	—	64	64	173
Net income (loss)	$310	$215	$33	$(202)	$356	$—	$184	$184	$540

(1)	Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$104	$—	$104
Total other income (loss)	161	—	161
Goodwill and acquired intangible asset impairment and amortization	—	17	17
Total Core Earnings adjustments to GAAP	$265	$(17)	248
Income tax expense (benefit)			64
Net income (loss)			$184

(2) Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2022 and for the three and nine months ended

September 30, 2022 and 2021 is unaudited)

11.   Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Core Earnings net income	$87	$149	$356	$618
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	33	30	265	151
Net impact of goodwill and acquired intangible assets(2)	(10)	(4)	(17)	(14)
Net tax effect(3)	(5)	(2)	(64)	(27)
Total Core Earnings adjustments to GAAP	18	24	184	110
GAAP net income	$105	$173	$540	$728

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
Joe Fisher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 26, 2022

 APPENDIX A

form 10-Q cross-reference index

Page Number

Part I. Financial Information

Item 1.	Financial Statements	51-91

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-41

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44-48

Item 4.	Controls and Procedures	49

Part II. Other Information

Item 1.	Legal Proceedings	42, 79

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits	50

Signatures		92