Form 10-K
period 2022-12-31
NAVIENT CORP
filed 2023-02-24
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-36228

Navient Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-4054283
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

123 Justison Street, Wilmington, Delaware 19801	(302) 283-8000
(Address of Principal Executive Offices)	(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.01 per share	NAVI	The NASDAQ Global Select Market
6% Senior Notes due December 15, 2043	JSM	The NASDAQ Global Select Market
Preferred Stock Purchase Rights	None	The NASDAQ Global Select Market

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022 was $2.0 billion (based on closing sale price of $13.99 per share as reported for the NASDAQ Global Select Market).

As of January 31, 2023, there were 128,941,323 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement (the “2023 Proxy Statement”) relating to the Registrant’s 2023 Annual Meeting of Shareholders, to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm ID: 185 Auditor Name: KPMG LLP Auditor Location: McLean, VA

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
•
general economic conditions, including the potential impact of persistent inflation and increasing interest rates on Navient and its clients and customers and on the creditworthiness of third parties;
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
•
a failure or breach of our operating systems, infrastructure or information technology systems;
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

AVAILABLE INFORMATION

Our website address is navient.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are filed with the Securities and Exchange Commission (SEC). Copies of these reports, as well as any amendments to these reports, are available free of charge through our website at navient.com/investors, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at https://www.sec.gov.

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

USE OF NON-GAAP FINANCIAL MEASURES

We prepare financial statements and present financial results in accordance with GAAP. However, we also evaluate our business segments and present our financial results on a basis that differs from GAAP. We refer to this different basis of presentation as Core Earnings, which is a non-GAAP financial measure. We provide this Core Earnings basis of presentation on a consolidated basis and for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also include this information in our presentations with credit rating agencies, lenders and investors. Because our Core Earnings basis of presentation is our measure of profit or loss for our segments, we are required by GAAP to provide Core Earnings disclosures in the notes to our consolidated financial statements for our business segments.

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

With a focus on data-driven insights, service, compliance and innovative support, Navient’s business consists of:

NAVIENT®

Federal Education Loans

Consumer Lending

Business Processing

•
Federal Education Loans

We own a portfolio of $43.5 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. As a servicer on our own portfolio and for third parties, we deploy data-driven approaches to support the success of our customers. Our flexible and scalable infrastructure manages large volumes of complex transactions, simplifying the customer experience and continually improving efficiency.

•
Consumer Lending

We help students and families succeed through the college journey with innovative planning tools, student loans and refinancing products. Our $18.7 billion Private Education Loan portfolio demonstrates high customer success rates. In 2022, we originated $2.0 billion in Private Education Loans.

•
Business Processing

We leverage our loan servicing expertise to provide business processing solutions for approximately 500 public sector and healthcare organizations, and their tens of millions of clients, patients, and constituents. Our suite of omnichannel customer experience, digital processing and revenue cycle solutions enables our clients to deliver better results for the people they serve.

Superior Operational Performance with a Strong Customer Service and Compliance Commitment

We help our customers — both individuals and institutions — navigate the path to financial success through proactive, data-driven, simplified service and innovative solutions.

•
Delivering superior performance. Whether supporting student loan borrowers in successfully managing their loans, designing and implementing omnichannel contact center solutions for public sector agencies, generating additional revenue for hospitals and medical systems, or helping a state manage communications or recover revenue that funds essential services, Navient delivers value for our clients and customers.

We leverage our customer service expertise, data-driven insights, technology platforms, and scale to maximize value for our clients.

•
Scalable, data-driven solutions. Annually, we support tens of millions of people in conducting hundreds of millions of transactions and interactions. Our systems are built for scale and rapid implementation. We harness the power of data to build tailored programs with analytics that optimize our clients’ results.

•
Simplifying complex processes. On our clients’ behalf, we help individuals successfully navigate a broad spectrum of complex transactions. Our people and platforms simplify complex programs to help customers and constituents achieve their goals.
•
Improving customer experience and success. We continually make enhancements to improve the customer experience, drawing from a variety of inputs including customer surveys, research panels, analysis of customer inquiries and activities, complaint data, and regulator commentary. Across our businesses, our customer-facing representatives are trained to provide empathetic, accurate support.
•
Commitment to compliance. We maintain a robust, multi-layered compliance management system and thoroughly understand and comply with applicable federal, state, and local laws. We use a “Three Lines of Defense” compliance framework, considered best practice by the U.S. Federal Financial Institutions Examination Council (FFIEC). This framework and other compliance protocols ensure we adhere to key industry laws and regulations including: Fair and Accurate Credit Transactions Act (FACTA); Fair Credit Reporting Act (FCRA); Fair Debt Collection Practices Act (FDCPA); Electronic Funds Transfer Act (EFTA); Equal Credit Opportunity Act (ECOA); Federal Information Security Management Act (FISMA); Gramm-Leach-Bliley Act (GLBA); Health Insurance Portability and Accountability Act (HIPAA); IRS Publication 1075; Servicemembers Civil Relief Act (SCRA); Military Lending Act (MLA); Telephone Consumer Protection Act (TCPA); Truth in Lending Act (TILA); Unfair, Deceptive, or Abusive Acts and Practices (UDAAP); state laws; and state and city licensing.
•
Corporate social responsibility. We are committed to contributing to the social and economic wellbeing of our communities; fostering the success of our customers; supporting a culture of integrity, inclusion and equality in our workforce; and embracing sustainable business practices. Navient has earned recognition from the Forum of Executive Women, Human Rights Campaign Foundation, and military publisher VIQTORY, among other organizations, for our continued commitment to fostering diversity. Our employees are active in our communities, through local and national organizations, including a national partnership with Boys & Girls Clubs of America.

Navient is committed to a sustainable future. We leverage technology that minimizes energy use in our office buildings and promote widespread adoption of “paperless” digital customer communications. Navient prioritizes the usage of power-saving features to our buildings to reduce energy usage. Energy efficiency and reducing CO2 and CO2 equivalents are among the many factors considered in our growth and real estate decisions.

Strong Financial Performance Resulting in a Strong Capital Return

Our 2022 results continue to demonstrate the strength of our business model and our ability to deliver predictable and meaningful cash flow and earnings in all types of economic environments.

Our significant earnings generate significant capital which allows for a strong capital return to our investors. Navient expects to continue to return excess capital to shareholders through dividends and share repurchases in accordance with our capital allocation policy.

By optimizing capital adequacy and allocating capital to highly accretive opportunities, including organic growth and acquisitions, we remain well positioned to pay dividends and repurchase stock, while maintaining appropriate leverage that supports our credit ratings and ensures ongoing access to capital markets.

In December 2021, our Board approved a share repurchase program authorizing the purchase of up to $1 billion of the Company’s outstanding common stock. At December 31, 2022, $600 million remained in share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our Adjusted Tangible Equity Ratio(1) was 7.7% as of December 31, 2022.

(Dollars and shares in millions)	2022	2021
Shares repurchased	24.8	34.4
Reduction in shares outstanding	15%	17%
Total repurchases in dollars	$400	$600
Dividends paid	$91	$107
Total Capital Returned(2)	$491	$707
Adjusted Tangible Equity Ratio(1)	7.7%	5.9%

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

Federal Education Loans Segment

Navient owns FFELP Loans and performs servicing on this portfolio. We also service FFELP Loans owned by other institutions. Our servicing quality, data-driven strategies and omnichannel education about federal repayment options translate into positive results for the millions of borrowers we serve. We generate revenue primarily through net interest income on our FFELP Loans and servicing-related fee income.

Navient’s portfolio of FFELP Loans as of December 31, 2022 was $43.5 billion. We expect this portfolio to have an amortization period in excess of 15 years, with a 7-year remaining weighted average life. The segment net interest margin was 1.01% in 2022. Navient’s goal is to support customers to successfully pay off their loans while optimizing the performance of our FFELP Loan portfolio. As a result of the long-term funding strategy used for our FFELP Loan portfolio and the guarantees provided on these loans, the portfolio generally generates consistent and predictable earnings and cash flows. As of December 31, 2022, approximately 92% of the FFELP Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

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

Consumer Lending Segment

Navient owns, originates and services in-school and refinance Private Education Loans. "In-school" Private Education Loans are loans originally made to borrowers while they are attending school whereas "Refinance" Private Education Loans are loans where a borrower has refinanced their education loans. We generate revenue primarily through net interest income on our Private Education Loan portfolio.

Navient helps students and families through the going-to and paying-for-college journey. Our digital tools empower people to find grants and scholarships, compare financial aid offers and complete the FAFSA. Our Private Education Loans offer easy-to-understand payment options. After graduation, we offer student loan refinancing to help people simplify their repayment and earn a better rate. We believe our 50 years of experience, product design, digital marketing strategies, and origination and servicing platform provide a unique competitive advantage. We see meaningful growth opportunities in originating Private Education Loans, generating attractive long-term, risk-adjusted returns.

Through our Earnest and NaviRefi brands, our refinancing loan products enable college graduates and professionals to refinance their student loans at lower interest rates. At December 31, 2022, Navient held $9.5 billion of Private Education Refinance Loans, with 2022 originations of $1.7 billion compared to $5.8 billion in 2021. The decrease in originations is primarily the result of borrowers with fixed interest rate loans having less of an incentive to refinance in light of the significant increase in interest rates that occurred in 2022. Our Earnest in-school Private Education Loan product offers consumer-friendly features to college students and their cosigners who need additional funding to pursue higher education. We also offer a parent loan to help parents, guardians, or sponsors cover the cost of a child’s education. In-school originations increased 52% to $322 million in 2022 compared to $212 million in 2021.

Private Education Loan Originations
Loan Originations per Year (in millions)
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
2020
2021
2022
Refinance Loan Originations per Year
In-School Originations per Year

(Dollars in millions)	2020	2021	2022
Refinance loan originations	$4,553	$5,811	$1,680
In-school loan originations	$82	$212	$322
Total loan originations	$4,635	$6,023	$2,002

Navient’s total portfolio of Private Education Loans as of December 31, 2022 was $18.7 billion. We expect the portfolio to have an amortization period in excess of 15 years, with a 4-year remaining weighted average life. The segment net interest margin was 2.81% in 2022. Our goal is to support our customers to successfully pay off their loans, while optimizing the performance of our Private Education Loan portfolio.

We carefully manage the credit risk of our portfolio through rigorous underwriting, high-quality servicing and risk mitigation practices, and appropriate use of forbearance and loan modification programs. As of December 31, 2022, approximately 70% of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

Business Processing Segment

Navient provides business processing solutions such as omnichannel contact center services, workflow processing, and revenue cycle optimization. We leverage the same expertise and intelligent tools we use to deliver successful results for portfolios we own. Our support enables our clients to ensure better constituent outcomes, meet rapidly changing needs, improve technology, reduce operating expenses, manage risk and optimize revenue opportunities. Our clients include:

•
Government: We offer our solutions to federal agencies, state governments, tolling and parking authorities, and other public sector clients.
•
Healthcare: Our clients include hospitals, hospital systems, medical centers, large physician groups, other healthcare providers and public health departments.

Navient generated EBITDA(1) of $53 million in 2022, down $83 million, or 61%, from 2021. The decrease in EBITDA(1) was a result of a $158 million decrease in revenue due to the expected $183 million reduction in revenue from the wind-down of pandemic-related contracts, which was partially offset by a $25 million (or 11%) increase in revenue from services for our traditional services clients. We see meaningful opportunities in these markets. For example, we supported states in providing unemployment benefits and contact tracing and vaccine coordination services in connection with the COVID-19 pandemic. The performance under these contracts demonstrates our ability to leverage our traditional services into new service areas. This performance has led to recently acquiring new clients.

Other Segment

This segment consists of our corporate liquidity portfolio, gains and losses incurred on the repurchase of debt, unallocated expenses of shared services (which includes regulatory expenses) and restructuring/other reorganization expenses.

Human Capital

Employing a talented team is central to Navient’s success, and our attractive value proposition for prospective and current employees includes a strong and positive cultural framework, comprehensive benefits and competitive compensation, and a commitment to diversity and fair and equitable treatment. We succeed in delivering business results by attracting, retaining, motivating and developing a skilled and energized workforce.

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

Our Code of Business Conduct provides clear principles and sets high expectations for all Navient employees, officers and directors. We regularly refresh and provide annual training on the Code of Business Conduct.

Community Engagement. Our team also supports the communities where we live and work. The Navient Community Fund supports organizations that work to address the root causes that limit financial success. Navient has partnered with Boys & Girls Clubs of America to provide career- and college-planning resources to youth, including those from under-resourced communities. Through this partnership, we have helped develop digital tools to help youth learn about college and financial aid and explore careers relevant to their unique interests. Navient employees also volunteer at Boys & Girls Clubs in the communities where we live and work, including hosting college fairs, speaking at career days, painting club buildings and organizing back-to-school supply drives.

Navient offers monthly paid time off for employees to volunteer for Navient-supported nonprofit organizations in our communities. Through employee-led fundraising efforts, Team Navient gives back to our local communities by supporting a variety of local nonprofit organizations serving thousands of families each year.

Compensation, Wellness and Benefits. Navient offers competitive, equitable pay designed to attract, retain and motivate highly qualified employees. Our compensation approach includes a mix of fixed and variable elements aligned with the Company’s long-term goals. We maintain a comprehensive governance program to administer incentive compensation programs which reward staff and management for the achievement of business results, customer satisfaction, and compliance with regulatory requirements.

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

Navient provides a comprehensive and competitive benefits package to meet the needs of employees and their families. We provide our employees with resources to assist in managing their physical, emotional and financial health, such as medical plan choices; a 401(k) savings plan with a company match; an employee stock purchase program; paid time off and holiday schedule; life and disability insurance; parental leave; adoption assistance; tuition reimbursement; and numerous health support and wellness programs. We also offer a combination of in-office, hybrid and remote work schedules to meet the needs of our employees and clients.

Ensuring the health and safety of our employees is a top priority at Navient. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Navient’s Response to COVID-19” for more information on the actions Navient has taken to protect the health and safety of our employees during the COVID-19 pandemic.

Employee Engagement and Development. Navient regularly measures employee engagement and works to build a strong team through career development and succession planning.

•
Maintaining strong employee engagement is a priority for Navient, and we routinely conduct engagement surveys via an independent firm enabling us to better understand and increase employee morale, satisfaction, and engagement. We complete a rigorous review of results for each business unit and division, use action planning teams to analyze and interpret results, and address areas of opportunity to improve engagement and retention.
•
Navient has been recognized as a Training Top 100 award-winning organization – the premier learning industry awards program recognizing the most successful learning and development programs in the world. We offer opportunities for employees to participate in both internal and external programs to support their growth and development.
•
We regularly conduct succession planning and preparation to assess Navient’s bench strength and readiness to backfill for all leadership positions in the top three levels at the company. Development plans guide team members to prepare for future opportunities.

Inclusion, Diversity and Equity. With a commitment to inclusion, diversity and equity, Navient maintains a workplace where employees are welcomed and respected for who they are as individuals. Through our inclusion, diversity and equity programs or initiatives, Navient employees lead and participate in initiatives such as our Inclusion, Diversity & Equity Council and inclusion and diversity awareness campaigns. Our voluntary, staff-led Employee Resource Groups enable individuals to connect based on their common interests, develop leadership opportunities, and promote a culture of inclusion and opportunity for all. To attract a diverse population of potential employees, Navient markets open positions through over 100 diversity job boards, extensive national, state, and community-based alliances, and job banks across the country.

Navient is a member of Employers for Pay Equity; has been recognized by the Human Rights Campaign via its Corporate Equality Index; is a member of the Veterans Jobs Mission; and has been recognized as a Military Friendly Employer and Military Friendly Spouse Employer. We are committed to ensuring each of our employees feels welcomed, valued, and included, and can bring their whole selves to work so they can contribute in a meaningful way. We believe that being deliberately inclusive creates a diverse, highly engaged workforce that drives positive Company performance. We fuel innovation and growth by providing opportunities for employees with diverse perspectives to come together and work toward new solutions to enhance the financial success of our customers, and we provide compassionate, personalized service with a workforce that reflects and understands our diverse customer base.

Team Size. As of December 31, 2022, we had approximately 4,000 employees. None of our employees are covered by collective bargaining agreements.

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

The objective of this discussion and analysis is to allow investors to view the company from management’s perspective. Accordingly, we provide the reader with narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows. The discussion that follows is primarily focused on 2022 versus 2021 results. Discussion and analysis of 2021 results compared to 2020 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 25, 2022.

Selected Historical Financial Information and Ratios

	Years Ended December 31,
(In millions, except per share data)	2022	2021	2020
GAAP Basis
Net income(1)	$645	$717	$412
Diluted earnings per common share	$4.49	$4.18	$2.12
Weighted average shares used to compute diluted earnings per share	144	172	195
Return on assets	.87%	.88%	.47%
Dividends per common share	$.64	$.64	$.64
Return on common stockholders’ equity	22%	27%	17%
Dividend payout ratio	14%	15%	30%
Average equity/average assets	3.78%	3.20%	2.60%
Total assets	$70,795	$80,605	$87,412
Total borrowings	$66,896	$76,978	$83,945
Total Navient Corporation stockholders’ equity	$2,977	$2,597	$2,433
Book value per common share	$22.86	$16.89	$13.06

Core Earnings Basis(2)
Net income(1)(2)	$458	$551	$631
Diluted earnings per common share(2)	$3.19	$3.21	$3.24
Adjusted diluted earnings per common share(2)	$3.43	$4.45	$3.40
Weighted average shares used to compute diluted earnings per share	144	172	195
Net interest margin, Federal Education Loans segment	1.01%	.99%	.99%
Net interest margin, Consumer Lending segment	2.81%	2.92%	3.20%
Return on assets	.62%	.68%	.71%

Education Loan Portfolios
Ending FFELP Loans, net	$43,525	$52,641	$58,284
Ending Private Education Loans, net	18,725	20,171	21,079
Ending total education loans, net	$62,250	$72,812	$79,363
Average FFELP Loans	$49,183	$56,018	$61,522
Average Private Education Loans	20,524	21,225	22,720
Average total education loans	$69,707	$77,243	$84,242

(1)
Regulatory expenses are excluded from Adjusted Core Earnings(2) expenses, and for 2021 included $170 million, on an after-tax basis, related to the resolution of previously disclosed litigation. See “Results of Operations – GAAP Comparison of 2022 Results with 2021” for further details. This expense equaled $0.99 per share for 2021.
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

2022 GAAP net income was $645 million ($4.49 diluted earnings per share), compared with $717 million ($4.18 diluted earnings per share) in the prior year. See “Results of Operations – Comparison of 2022 Results with 2021” for a discussion of the primary contributors to the change in GAAP earnings between periods.

2022 Core Earnings net income was $458 million ($3.19 diluted Core Earnings per share), compared with $551 million ($3.21 diluted Core Earnings per share) for 2021. Full-year 2022 and 2021 adjusted diluted Core Earnings(1) per share were $3.43 and $4.45, respectively. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

The business environment ended 2022 very differently than it started. Inflation pressured operating expenses, rising interest rates and CARES Act extensions significantly reduced demand for student loan refinancing, and various loan forgiveness proposals and programs created uncertainty. In addition, we saw a decline in forecasted economic conditions which is expected to continue through 2023 and possibly further.

A strength of our franchise is our ability to adjust to both expected and unexpected events and deliver for our customers and investors. For example, in 2022 we:

•
Grew in-school originations 52%
•
Leveraged our Business Processing relationships to win new business
•
Adjusted our Refinance Loan marketing spend to reflect reduced demand due to higher rates and the continuation of interest free federal loans
•
Implemented hedging strategies and efficient funding programs that mitigated the impact of rising interest rates to our net interest margins
•
Successfully reduced operating expense in a high inflationary environment
•
Returned significant capital to our shareholders
•
Strengthened our capital significantly
•
Continued to simplify and de-risk our business

These results demonstrate our ability to deliver strong financial performance even in disruptive economic environments. Navient is focused on delivering exceptional results by executing our strategy: delivering on our growth potential, maximizing our loan portfolio cash flows, continuously improving our operating efficiency and prudent and consistent capital management.

Financial highlights of 2022 include:

Federal Education Loans segment:

•
Net income of $407 million.
•
Net interest margin of 1.01%.

Consumer Lending segment:

•
Net income of $300 million.
•
Net interest margin of 2.81%.
•
Originated $2.0 billion of Private Education Loans.

Business Processing segment:

•
EBITDA(1) of $53 million.
•
Revenue of $330 million.

Capital, funding and liquidity:

•
Adjusted tangible equity ratio(1) of 7.7%.
•
Repurchased $400 million of common shares. $600 million common share repurchase authority remains outstanding.
•
Paid $91 million in common stock dividends.
•
Issued $1.7 billion in term ABS.

Expenses:

•
Adjusted Core Earnings expenses(1) of $769 million, down $205 million from $974 million in the prior year.

Navient’s Response to COVID-19

Since its emergence in early 2020, the impacts of COVID-19 have been dynamic and unpredictable. In response to COVID-19, we prioritized the safety of our employees and business partners, while continually striving to support the needs of our customers and communities. During 2021 and 2022, the COVID-19 pandemic and long-lasting changes it has produced have continued to affect our business operations. The future direct and indirect impact of the pandemic on our businesses, results of operations and financial condition remains uncertain. Should current economic conditions deteriorate or if public health worsened due to various factors, such conditions could have an adverse effect on our businesses and results of operations and could adversely affect our financial condition.

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Results of Operations

GAAP Income Statements

				Increase (Decrease)
	Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
(Dollars in millions, except per share amounts)	2022	2021	2020	$	%	$	%
Interest income
FFELP Loans	$1,966	$1,464	$1,837	$502	34%	$(373)	(20)%
Private Education Loans	1,195	1,181	1,445	14	1	(264)	(18)
Cash and investments	62	3	16	59	1,967	(13)	(81)
Total interest income	3,223	2,648	3,298	575	22	(650)	(20)
Total interest expense	2,102	1,316	2,046	786	60	(730)	(36)
Net interest income	1,121	1,332	1,252	(211)	(16)	80	6
Less: provisions for loan losses	79	(61)	155	140	230	(216)	(139)
Net interest income after provisions for loan losses	1,042	1,393	1,097	(351)	(25)	296	27
Other income (loss):
Servicing revenue	77	168	214	(91)	(54)	(46)	(21)
Asset recovery and business processing revenue	336	539	458	(203)	(38)	81	18
Other income	32	30	20	2	7	10	50
Gains on sales of loans	—	78	—	(78)	(100)	78	100
Losses on debt repurchases	—	(73)	(6)	73	(100)	(67)	1,117
Gains (losses) on derivative and hedging activities, net	171	64	(256)	107	167	320	125
Total other income	616	806	430	(190)	(24)	376	87
Expenses:
Operating expenses	776	1,207	964	(431)	(36)	243	25
Goodwill and acquired intangible assets impairment and amortization expense	19	30	22	(11)	(37)	8	36
Restructuring/other reorganization expenses	36	26	9	10	38	17	189
Total expenses	831	1,263	995	(432)	(34)	268	27
Income before income tax expense	827	936	532	(109)	(12)	404	76
Income tax expense	182	219	120	(37)	(17)	99	83
Net income	$645	$717	$412	$(72)	(10)%	$305	74%
Basic earnings per common share	$4.54	$4.23	$2.14	$.31	7%	$2.09	98%
Diluted earnings per common share	$4.49	$4.18	$2.12	$.31	7%	$2.06	97%
Dividends per common share	$.64	$.64	$.64	$—	—%	$—	—%

GAAP Comparison of 2022 Results with 2021

For the year ended December 31, 2022, net income was $645 million, or $4.49 diluted earnings per common share, compared with net income of $717 million, or $4.18 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•
Net interest income decreased by $211 million primarily as a result of the paydown of the FFELP and Private Education in-school loan portfolios and an increase in interest rates. This was partially offset by an increase in net interest income from the Private Education Refinance Loan portfolio as a result of increases in both the portfolio size (average balance) and net interest margin.
•
Provisions for loan losses increased $140 million from $(61) million to $79 million:
o
The provision for FFELP Loan losses remained unchanged at $0.
o
The provision for Private Education Loan losses increased $140 million from $(61) million to $79 million.

The Private Education Loan provision for loan losses of $79 million in the current period included $34 million of provision in connection with loan originations and $45 million related to a reserve build in connection with a decline in forecasted economic conditions. The negative provision of $(61) million in the year-ago period was related to the reversal of both $107 million of allowance for loan losses in connection with the sale of approximately $1.6 billion of Private Education Loans discussed below and $18 million related to a reserve release, partially offset by $64 million of provision related to loan originations.

•
Servicing revenue decreased $91 million primarily related to the transfer of the ED servicing contract to a third party in October 2021.
•
Asset recovery and business processing revenue decreased $203 million primarily as a result of a $158 million decrease in revenue earned in our Business Processing segment due to the expected $183 million reduction in revenue from the wind-down of pandemic-related contracts, which was partially offset by a $25 million increase in revenue from services for our traditional services clients. The remaining $45 million decrease was related to revenue earned in our Federal Education Loan segment and was due to the CARES Act’s impact on collection activities.
•
Gains on sales of loans decreased $78 million in connection with the sale of approximately $1.6 billion of Private Education Loans in 2021. There were no such sales in the current period.
•
Losses on debt repurchases decreased $73 million. We repurchased $2.6 billion of debt at a $73 million loss in the year-ago period. There were no debt repurchases in the current period.
•
Net gains on derivative and hedging activities increased $107 million. The primary factors affecting the change were interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.
•
Excluding net regulatory-related expenses of $7 million and $233 million in 2022 and 2021, respectively, operating expenses were $769 million and $974 million in 2022 and 2021, respectively. This $205 million decrease was primarily related to the transfer of the ED servicing contract and the decline in Business Processing segment pandemic-related revenue. Included in 2021 regulatory expenses was $205 million related to the resolution of previously disclosed litigation.
•
During 2022 and 2021, the Company incurred $36 million and $26 million, respectively, of restructuring/other reorganization expenses, primarily due to severance-related costs, facility lease terminations and the impairment of a facility held for sale. Expense in 2022 primarily relates to severance in connection with the Company’s decision to exit (primarily the FFELP asset recovery business) and consolidate certain business lines and other efficiency initiatives. Expense in 2021 primarily relates to facility lease terminations and the impairment of a facility that was subsequently sold as the Company reduced and consolidated its facility footprint to become more efficient.

We repurchased 24.8 million and 34.4 million shares of our common stock during 2022 and 2021, respectively. As a result, our average outstanding diluted shares decreased by 28 million common shares (or 16%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Interest income:
FFELP Loans	$1,955	$1,405	$1,813	39%	(23)%
Cash and investments	32	—	7	100	(100)
Total interest income	1,987	1,405	1,820	41	(23)
Total interest expense	1,468	830	1,194	77	(30)
Net interest income	519	575	626	(10)	(8)
Less: provision for loan losses	—	—	13	—	(100)
Net interest income after provision for loan losses	519	575	613	(10)	(6)
Other income (loss):
Servicing revenue	65	162	208	(60)	(22)
Asset recovery and business processing revenue	6	51	154	(88)	(67)
Other income	31	25	9	24	178
Total other income	102	238	371	(57)	(36)
Direct operating expenses	106	223	287	(52)	(22)
Income before income tax expense	515	590	697	(13)	(15)
Income tax expense	108	136	160	(21)	(15)
Net income	$407	$454	$537	(10)%	(15)%

Highlights of 2022 vs. 2021

•
Net income was $407 million compared to $454 million.
•
Net interest income decreased $56 million primarily due to the paydown of the portfolio as well as an increase in interest rates. Approximately half of the paydown of the portfolio was the result of borrowers consolidating their loans with ED as part of the Public Services Loan Forgiveness Program.
•
Provision for loan losses remained at $0.
o
Net charge-offs were $40 million compared to $26 million.
o
Delinquencies greater than 90 days were $3.3 billion compared to $2.1 billion.
o
Forbearances were $7.6 billion compared to $6.3 billion.
•
Other revenue decreased $136 million primarily related to the transfer of the ED servicing contract to a third party in October 2021 as well as a decrease in asset recovery revenue.
•
Expenses were $117 million lower as a result of the paydown of the loan portfolio and the decrease in other revenue discussed above.

Key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Segment net interest margin	1.01%	.99%	.99%
FFELP Loans:
FFELP Loan spread	1.11%	1.06%	1.06%
Provision for loan losses	$—	$—	$13
Net charge-offs	$40	$26	$49
Net charge-off rate	.10%	.06%	.10%
Greater than 30-days delinquency rate	15.6%	10.6%	9.2%
Greater than 90-days delinquency rate	9.6%	4.8%	4.6%
Forbearance rate	18.1%	12.4%	13.8%
Average FFELP Loans	$49,183	$56,018	$61,522
Ending FFELP Loans, net	$43,525	$52,641	$58,284

(Dollars in billions)
Number of accounts serviced for ED (in millions)(1)	—	—	5.6
Total federal loans serviced(1)	$51	$61	$284

(1)
Closed on the novation and transfer of our ED servicing contract to a third party in October 2021. As of year-end 2022, we serviced $51 billion in FFELP (federally guaranteed) loans.

Net Interest Margin

The following table details the net interest margin.

	Years Ended December 31,
	2022	2021	2020
FFELP Loan yield	3.55%	1.91%	2.30%
Floor Income	.42	.60	.65
FFELP Loan net yield	3.97	2.51	2.95
FFELP Loan cost of funds	(2.86)	(1.45)	(1.89)
FFELP Loan spread	1.11	1.06	1.06
Other interest-earning asset spread impact	(.10)	(.07)	(.07)
Net interest margin(1)	1.01%	.99%	.99%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
FFELP Loans	$49,183	$56,018	$61,522
Other interest-earning assets	2,110	1,816	1,847
Total FFELP Loan interest-earning assets	$51,293	$57,834	$63,369

As of December 31, 2022, our FFELP Loan portfolio totaled $43.5 billion, comprised of $15.7 billion of FFELP Stafford Loans and $27.8 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of December 31, 2022 was 7 years and 8 years, respectively, assuming a Constant Prepayment Rate (CPR) of 8% and 5%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after December 31, 2022 and 2021, based on interest rates as of those dates.

(Dollars in billions)	December 31, 2022	December 31, 2021
Education loans eligible to earn Floor Income	$43.2	$52.4
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(20.5)	(24.3)
Less: economically hedged Floor Income	(12.3)	(11.7)
Education loans eligible to earn Floor Income after rebates and economically hedged	$10.4	$16.4
Education loans earning Floor Income	$—	$11.3

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period January 1, 2023 to December 31, 2027.

(Dollars in billions)	2023	2024	2025	2026	2027
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$7.8	$2.0	$1.0	$1.0	$.3

Servicing Revenue

Servicing revenue decreased $97 million primarily related to the transfer of the ED servicing contract to a third party in October 2021. To aid in the transition, Navient provided limited services in 2022 to the third party through a transition services agreement. As part of the transaction, approximately 700 Navient employees were transferred to the third party. This transaction provided a seamless transition for millions of borrowers ensuring the ongoing servicing capacity for ED through the knowledge transfer and ongoing employment of 700 employees. Additional benefits to Navient of this transaction are the simplification of our business, reducing our overall risk profile and avoiding significant severance expense.

Third-party loan servicing fees in 2022 and 2021 included $0 and $104 million, respectively, of servicing revenue related to the ED servicing contract.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue decreased $45 million primarily as a result of COVID-19 and the CARES Act's impact on certain collection and processing activities (temporary stoppage or other restrictions on certain activities).

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing and asset recovery activities on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $117 million lower, primarily as a result of the decrease in servicing and asset recovery revenue discussed above.

Federal Loan Forgiveness

On August 24, 2022, the Biden-Harris Administration announced its Student Debt Relief (SDR) Plan. The SDR Plan provides up to $20,000 in one-time debt relief to income-qualified recipients with ED held student loans and initially extended the repayment pause on ED held loans through December 31, 2022. This repayment pause has been further extended as detailed below. Privately held FFELP Loans themselves, like ours, do not qualify for debt forgiveness.

Following the initial announcement of the SDR Plan, ED provided more specific guidance on debt relief through its studentaid.gov website on September 29, 2022. Following publication of the SDR Plan, a number of states and private organizations initiated legal challenges to the SDR Plan in various courts throughout the country, which ultimately resulted in the implementation of the SDR Plan being disallowed. The Biden-Harris Administration and ED subsequently appealed both cases to the Supreme Court of the United States which has agreed to hear the cases on February 28, 2023, and a ruling is expected prior to the end of the Supreme Court's current term. If the SDR Plan has not been implemented and the litigation is not resolved by June 30, 2023, payments are scheduled to resume 60 days after that date. While the current version of the SDR Plan provides that borrowers with federal student loans not held by ED cannot obtain one-time debt relief by consolidating those loans into Direct Loans, ED states that they are assessing whether there are alternative pathways to provide relief to borrowers with federal student loans not held by ED, including FFELP Loans.

We estimate that borrowers with approximately $600 million of FFELP Loans (1% of the FFELP portfolio’s average 2022 balance) had consolidated their loans with ED prior to the deadline to qualify for debt relief established by the SDR Plan.

As a result, there was not a material impact on the Company’s accounting and related 2022 results related to the SDR Plan as currently:

1.
Privately held FFELP Loans themselves, like ours, do not qualify for debt forgiveness, and

2.
ED required FFELP borrowers to apply to consolidate their loans into the Direct Loan program prior to September 29, 2022, to qualify for their loan forgiveness.

As a result, at this time we do not expect there to be incremental consolidation activity in the future related to potential loan forgiveness under the SDR Plan.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Interest income:
Private Education Loans	$1,195	$1,181	$1,445	1%	(18)%
Cash and investments	10	2	3	400	(33)
Interest income	1,205	1,183	1,448	2	(18)
Interest expense	611	541	699	13	(23)
Net interest income	594	642	749	(7)	(14)
Less: provision for loan losses	79	(61)	142	230	(143)
Net interest income after provision for loan losses	515	703	607	(27)	16
Other income (loss):
Servicing revenue	12	6	6	100	—
Other income	1	—	—	100	—
Gains on sales of loans	—	91	—	(100)	100
Total other income	13	97	6	(87)	1,517
Direct operating expenses	148	162	146	(9)	11
Income before income tax expense	380	638	467	(40)	37
Income tax expense	80	146	107	(45)	36
Net income	$300	$492	$360	(39)%	37%
Highlights of 2022 vs. 2021

•
Originated $2.0 billion of Private Education Loans compared to $6.0 billion.
o
Refinance Loan originations were $1.7 billion compared to $5.8 billion. The decrease in originations is primarily the result of borrowers with fixed interest rate loans having less of an incentive to refinance in light of the significant increase in interest rates that occurred in 2022.
o
In-school loan originations increased 52% to $322 million compared to $212 million.
•
Net income was $300 million compared to $492 million.
•
Net interest income decreased $48 million primarily due to the paydown of the in-school loan portfolio. This was partially offset by an increase in the net interest margin on the Refinance Loan portfolio.
•
Provision for loan losses increased $140 million. The provision for loan losses of $79 million in the current period included $34 million of provision in connection with loan originations and $45 million related to a reserve build in connection with a decline in forecasted economic conditions. The negative provision of $(61) million in the year-ago period was related to the reversal of both $107 million of allowance for loan losses in connection with the sale of approximately $1.6 billion of Private Education Loans and $18 million related to a reserve release, partially offset by $64 million of provision related to loan originations. The increases in charge-offs and delinquencies detailed below are primarily the result of loans that were experiencing repayment difficulties pre-COVID returning to repayment after pandemic relief.
o
Excluding the $30 million and $16 million, respectively, of charge-offs on the expected future recoveries of previously fully charged-off loans, net charge-offs were $313 million compared with $153 million.
o
Private Education Loan delinquencies greater than 90 days: $411 million, up $114 million from $297 million.
o
Private Education Loan forbearances: $401 million, down $134 million from $535 million.
•
Gains on sales of loans decreased $91 million in connection with the sale of approximately $1.6 billion of Private Education Loans in 2021. There were no such sales in the current year.
•
Expenses decreased $14 million primarily due to a decline in servicing expense.

Key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Segment net interest margin	2.81%	2.92%	3.20%
Private Education Loans:
Private Education Loan spread	2.95%	3.12%	3.40%
Provision for loan losses	$79	$(61)	$142
Net charge-offs(1)	$313	$153	$184
Net charge-off rate(1)	1.59%	.76%	.88%
Greater than 30-days delinquency rate	5.0%	3.2%	2.6%
Greater than 90-days delinquency rate	2.2%	1.5%	1.0%
Forbearance rate	2.1%	2.6%	3.9%
Average Private Education Loans	$20,524	$21,225	$22,720
Ending Private Education Loans, net	$18,725	$20,171	$21,079
Private Education Refinance Loans:
Net charge-offs	$20	$11	$8
Greater than 90-day delinquency rate	.2%	.1%	.1%
Average balance of Private Education Refinance Loans	$9,984	$8,876	$7,700
Ending balance of Private Education Refinance Loans	$9,516	$9,791	$8,202
Private Education Refinance Loan originations	$1,680	$5,811	$4,564

(1)
Excludes $30 million, $16 million and $23 million of charge-offs on the expected future recoveries of previously fully charged-off loans in 2022, 2021 and 2020, respectively, as a result of increasing the net charge-off rate on defaulted loans.

Net Interest Margin

The following table details the net interest margin.

	Years Ended December 31,
	2022	2021	2020
Private Education Loan yield	5.82%	5.57%	6.36%
Private Education Loan cost of funds	(2.87)	(2.45)	(2.96)
Private Education Loan spread	2.95	3.12	3.40
Other interest-earning asset spread impact	(.14)	(.20)	(.20)
Net interest margin(1)	2.81%	2.92%	3.20%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Private Education Loans	$20,524	$21,225	$22,720
Other interest-earning assets	644	787	751
Total Private Education Loan interest-earning assets	$21,168	$22,012	$23,471

The decrease in the net interest margin from the prior years is primarily due to the increase in the relative proportion of the higher quality, lower yielding Private Education refinance loan portfolio compared to the non-refinance portfolio.

As of December 31, 2022, our Private Education Loan portfolio totaled $18.7 billion, comprised of $9.5 billion of refinance loans and $9.2 billion of in-school loans. The weighted-average life of this portfolio as of December 31, 2022 was 4 years and 5 years, respectively, assuming a Constant Prepayment Rate (CPR) of 15% and 10%, respectively.

Provision for Loan Losses

The provision for Private Education Loan losses increased $140 million. The provision for loan losses of $79 million in the current period included $34 million of provision in connection with loan originations and $45 million related to a reserve build in connection with a decline in forecasted economic conditions. The negative provision of $(61) million in 2021 was related to the reversal of both $107 million of allowance for loan losses in connection with the sale of approximately $1.6 billion of Private Education Loans and $18 million related to a reserve release, partially offset by $64 million of provision related to loan originations.

Gains on Sales of Loans

Gains on sales of loans in 2022 decreased $91 million in connection with the sale of $1.6 billion of Private Education Loans in 2021. There were no such sales in 2022.

Operating Expenses

Operating expenses for our consumer lending segment include costs to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses decreased $14 million primarily due to a decline in servicing expense.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Business processing revenue	$330	$488	$304	(32)%	61%
Direct operating expenses	280	360	254	(22)	42
Income before income tax expense	50	128	50	(61)	156
Income tax expense	10	29	11	(66)	164
Net income	$40	$99	$39	(60)%	154%

Highlights of 2022 vs. 2021

•
Net income was $40 million compared to $99 million.
•
Revenue decreased $158 million due to the expected $183 million reduction in revenue from the wind-down of pandemic-related contracts, which was partially offset by a $25 million increase in revenue from services for our traditional government and healthcare services clients.
•
EBITDA(1) was $53 million, down $83 million, or 61%. The decrease in EBITDA(1) was primarily the result of the revenue decrease discussed above.

Key performance metrics are as follows:

	As of December 31,
(Dollars in millions)	2022	2021	2020
Revenue from government services	$187	$258	$191
Revenue from healthcare services	143	230	113
Total fee revenue	$330	$488	$304
EBITDA(1)	$53	$136	$57
EBITDA margin(1)	16%	28%	19%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net interest loss after provision for loan losses	$(87)	$(69)	$(114)	26%	(39)%
Other income:
Other income	—	5	11	(100)	(55)
Losses on debt repurchases	—	(73)	(6)	(100)	1,117
Total other income	—	(68)	5	(100)	(1,460)
Expenses:
Unallocated shared services expenses:
Unallocated information technology costs	69	65	87	6	(25)
Unallocated corporate costs	173	397	190	(56)	109
Total unallocated shared services expenses	242	462	277	(48)	67
Restructuring/other reorganization expenses	36	26	9	38	189
Total expenses	278	488	286	(43)	71
Loss before income tax benefit	(365)	(625)	(395)	(42)	58
Income tax benefit	(76)	(131)	(90)	(42)	46
Net income (loss)	$(289)	$(494)	$(305)	(41)%	62%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The amount of the net interest loss is primarily a result of the size of the liquidity portfolio as well as the cost of funds of the debt funding the corporate liquidity portfolio.

Losses on Debt Repurchases

Losses on debt repurchases decreased $73 million. We repurchased $2.6 billion of debt at a $73 million loss in 2021. There were no debt repurchases in 2022.

Unallocated Shared Services Expenses

Unallocated shared services expenses are comprised of costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management and the board of directors. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. On an adjusted basis, expenses increased $6 million from the prior year. Adjusted expenses exclude $7 million and $233 million, respectively, of regulatory-related expenses in 2022 and 2021.

Included in 2021 regulatory expenses was $205 million related to the resolution of previously disclosed litigation. See “Note 12 – Commitments, Contingencies and Guarantees” for further discussion.

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

Restructuring/Other Reorganization Expenses

During 2022 and 2021, the Company incurred $36 million and $26 million, respectively, of restructuring/other reorganization expenses, primarily due to severance-related costs, facility lease terminations and the impairment of a facility held for sale. Expense in 2022 primarily relates to severance in connection with the Company's decision to exit (primarily the FFELP asset recovery business) and consolidate certain business lines and other efficiency initiatives. Expense in 2021 primarily relates to facility lease terminations and the impairment of a facility that was subsequently sold as the Company reduced and consolidated its facility footprint to become more efficient.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net

	December 31, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$16	$—	$16	$54	$70
Grace, repayment and other(2)	15,834	27,897	43,731	19,471	63,202
Total	15,850	27,897	43,747	19,525	63,272
Allowance for loan losses	(159)	(63)	(222)	(800)	(1,022)
Total education loan portfolio	$15,691	$27,834	$43,525	$18,725	$62,250
% of total FFELP	36%	64%	100%
% of total	25%	45%	70%	30%	100%

	December 31, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$20	$—	$20	$19	$39
Grace, repayment and other(2)	18,379	34,504	52,883	21,161	74,044
Total	18,399	34,504	52,903	21,180	74,083
Allowance for loan losses	(180)	(82)	(262)	(1,009)	(1,271)
Total education loan portfolio	$18,219	$34,422	$52,641	$20,171	$72,812
% of total FFELP	35%	65%	100%
% of total	25%	47%	72%	28%	100%

	December 31, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$30	$—	$30	$14	$44
Grace, repayment and other(2)	19,771	38,771	58,542	22,154	80,696
Total	19,801	38,771	58,572	22,168	80,740
Allowance for loan losses	(194)	(94)	(288)	(1,089)	(1,377)
Total education loan portfolio	$19,607	$38,677	$58,284	$21,079	$79,363
% of total FFELP	34%	66%	100%
% of total	25%	49%	74%	26%	100%

(1)
Loans for customers still attending school and are not yet required to make payments on the loan.
(2)
Includes loans in deferment or forbearance.

Education Loan Activity

	Year Ended December 31, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$18,219	$34,422	$52,641	$20,171	$72,812
Acquisitions (originations and purchases)(1)	1	1	2	2,049	2,051
Capitalized interest and premium/discount amortization	641	731	1,372	208	1,580
Refinancings and consolidations to third parties	(1,851)	(4,709)	(6,560)	(452)	(7,012)
Repayments and other	(1,319)	(2,611)	(3,930)	(3,251)	(7,181)
Ending balance	$15,691	$27,834	$43,525	$18,725	$62,250

	Year Ended December 31, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$19,607	$38,677	$58,284	$21,079	$79,363
Acquisitions (originations and purchases)(1)	70	41	111	5,993	6,104
Capitalized interest and premium/discount amortization	666	762	1,428	186	1,614
Refinancings and consolidations to third parties	(906)	(1,819)	(2,725)	(529)	(3,254)
Loan sales	—	—	—	(1,613)	(1,613)
Repayments and other	(1,218)	(3,239)	(4,457)	(4,945)	(9,402)
Ending balance	$18,219	$34,422	$52,641	$20,171	$72,812

	Year Ended December 31, 2020
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$21,723	$42,852	$64,575	$22,245	$86,820
Acquisitions (originations and purchases)	19	18	37	4,604	4,641
Capitalized interest and premium/discount amortization	715	737	1,452	231	1,683
Refinancings and consolidations to third parties	(934)	(1,285)	(2,219)	(578)	(2,797)
Repayments and other	(1,916)	(3,645)	(5,561)	(5,423)	(10,984)
Ending balance	$19,607	$38,677	$58,284	$21,079	$79,363

(1)
Includes the origination of $390 million, $1.7 billion and $1.0 billion of Private Education Refinance Loans in 2022, 2021 and 2020, respectively, that refinanced FFELP and Private Education Loans that were on our balance sheet.

FFELP Loan Portfolio Performance

	December 31,
	2022		2021		2020
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,772		$2,220		$2,791
Loans in forbearance(2)	7,603		6,292		7,725
Loans in repayment and percentage of each status:
Loans current	29,004	84.4%	39,679	89.4%	43,623	90.8%
Loans delinquent 31-60 days(3)	1,247	3.6	1,696	3.8	1,374	2.9
Loans delinquent 61-90 days(3)	833	2.4	904	2.0	836	1.7
Loans delinquent greater than 90 days(3)	3,288	9.6	2,112	4.8	2,223	4.6
Total FFELP Loans in repayment	34,372	100%	44,391	100%	48,056	100%
Total FFELP Loans	43,747		52,903		58,572
FFELP Loan allowance for losses	(222)		(262)		(288)
FFELP Loans, net	$43,525		$52,641		$58,284
Percentage of FFELP Loans in repayment		78.6%		83.9%		82.0%
Delinquencies as a percentage of FFELP Loans in repayment		15.6%		10.6%		9.2%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		18.1%		12.4%		13.8%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Portfolio Performance

	December 31,
	2022		2021		2020
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$354		$361		$483
Loans in forbearance(2)	401		535		844
Loans in repayment and percentage of each status:
Loans current	17,838	95.0%	19,634	96.8%	20,287	97.4%
Loans delinquent 31-60 days(3)	335	1.8	222	1.1	211	1.0
Loans delinquent 61-90 days(3)	186	1.0	131	.6	126	.6
Loans delinquent greater than 90 days(3)	411	2.2	297	1.5	217	1.0
Total Private Education Loans in repayment	18,770	100%	20,284	100%	20,841	100%
Total Private Education Loans	19,525		21,180		22,168
Private Education Loan allowance for losses	(800)		(1,009)		(1,089)
Private Education Loans, net	$18,725		$20,171		$21,079
Percentage of Private Education Loans in repayment		96.1%		95.8%		94.0%
Delinquencies as a percentage of Private Education Loans in repayment		5.0%		3.2%		2.6%
Loans in forbearance as a percentage of loans in repayment and forbearance		2.1%		2.6%		3.9%
Percentage of Private Education Loans with a cosigner (4)		33%		35%		41%

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
(4)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for all periods presented.

Allowance for Loan Losses

	Year Ended December 31, 2022
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$262	$1,009	$1,271
Total provision	—	79	79
Charge-offs:
Gross charge-offs	(40)	(370)	(410)
Expected future recoveries on current period gross charge-offs	—	57	57
Total(1)	(40)	(313)	(353)
Adjustment resulting from the change in charge-off rate(2)	—	(30)	(30)
Net charge-offs	(40)	(343)	(383)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	55	55
Allowance at end of period (GAAP)	222	800	1,022
Plus: expected future recoveries on previously fully charged-off loans(3)	—	274	274
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(4)	$222	$1,074	$1,296
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(2)	.10%	1.59%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(2)	—%	.15%
Net charge-offs as a percentage of average loans in repayment	.10%	1.74%
Allowance coverage of charge-offs(4)	5.5	3.1	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(4)	.5%	5.5%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(4)	.6%	5.7%	(Non-GAAP)
Ending total loans	$43,747	$19,525
Average loans in repayment	$40,332	$19,796
Ending loans in repayment	$34,372	$18,770

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
(2)
An increase in the net charge-off rate on defaulted Private Education Loans in 2022 resulted in a $30 million reduction in the balance of expected future recoveries on previously fully charged-off loans.
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

Year Ended December 31,
(Dollars in millions)	2022
Beginning of period expected future recoveries on previously fully charged-off loans	$329
Expected future recoveries of current period defaults	57
Recoveries (cash collected)	(56)
Charge-offs (as a result of lower recovery expectations)	(56)
End of period expected future recoveries on previously fully charged-off loans	$274
Change in balance during period	$(55)

(4)
For Private Education Loans, the item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

	Year Ended December 31, 2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$288	$1,089	$1,377
Provision:
Reversal of allowance related to loan sales(1)	—	(107)	(107)
Remaining provision	—	46	46
Total provision	—	(61)	(61)
Charge-offs:
Gross charge-offs	(26)	(175)	(201)
Expected future recoveries on current period gross charge-offs	—	22	22
Total(2)	(26)	(153)	(179)
Adjustment resulting from the change in charge-off rate(3)	—	(16)	(16)
Net charge-offs	(26)	(169)	(195)
Decrease in expected future recoveries on previously fully charged-off loans(4)	—	150	150
Allowance at end of period (GAAP)	262	1,009	1,271
Plus: expected future recoveries on previously fully charged-off loans(4)	—	329	329
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(5)	$262	$1,338	$1,600
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(3)	.06%	.76%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(3)	—%	.08%
Net charge-offs as a percentage of average loans in repayment	.06%	.84%
Allowance coverage of charge-offs(5)	10.0	7.9	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(5)	.5%	6.3%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(5)	.6%	6.6%	(Non-GAAP)
Ending total loans	$52,903	$21,180
Average loans in repayment	$45,781	$20,150
Ending loans in repayment	$44,390	$20,284

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
(3)
An increase in the net charge-off rate on defaulted Private Education Loans in 2021 resulted in a $16 million reduction in the balance of expected future recoveries on previously fully charged-off loans.
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

Year Ended December 31,
(Dollars in millions)	2021
Beginning of period expected future recoveries on previously fully charged-off loans	$479
Expected future recoveries of current period defaults	22
Recoveries (cash collected)	(87)
Charge-offs (as a result of lower recovery expectations)	(35)
Reduction in expected recoveries related to regulatory settlement(6)	(50)
End of period expected future recoveries on previously fully charged-off loans	$329
Change in balance during period	$(150)

(5)
For Private Education Loans, the item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”
(6)
See “Results of Operations – GAAP Comparison of 2022 Results with 2021” for further details.

	Year Ended December 31, 2020
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$64	$1,048	$1,112
Transition adjustment made under CECL on January 1, 2020(1)	260	(3)	257
Allowance at beginning of period after transition adjustment to CECL	324	1,045	1,369
Total provision	13	142	155
Charge-offs:
Gross charge-offs	(49)	(216)	(265)
Expected future recoveries on current period gross charge-offs	—	32	32
Total(2)	(49)	(184)	(233)
Adjustment resulting from the change in charge-off rate(3)	—	(23)	(23)
Net charge-offs	(49)	(207)	(256)
Decrease in expected future recoveries on previously fully charged-off loans(4)	—	109	109
Allowance at end of period (GAAP)	288	1,089	1,377
Plus: expected future recoveries on previously fully charged-off loans(4)	—	479	479
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(5)	$288	$1,568	$1,856
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate(3)	.10%	.88%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(3)	—%	.11%
Net charge-offs as a percentage of average loans in repayment	.10%	.99%
Allowance coverage of charge-offs(5)	5.9	7.6	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(5)	.5%	7.1%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(5)	.6%	7.5%	(Non-GAAP)
Ending total loans	$58,572	$22,168
Average loans in repayment	$48,130	$20,790
Ending loans in repayment	$48,057	$20,841

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
(3)
An increase in the net charge-off rate on defaulted Private Education Loans in 2020 resulted in a $23 million reduction in the balance of expected future recoveries on previously fully charged-off loans.
(4)
At the end of each month, for Private Education Loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance by charging off the entire loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately reflected as a reduction to expected future recoveries on previously fully charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on previously fully charged-off loans.

Year Ended December 31,
(Dollars in millions)	2020
Beginning of period expected future recoveries on previously fully charged-off loans	$588
Expected future recoveries of current period defaults	32
Recoveries (cash collected)	(107)
Charge-offs (as a result of lower recovery expectations)	(34)
End of period expected future recoveries on previously fully charged-off loans	$479
Change in balance during period	$(109)

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

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $7.0 billion at December 31, 2022. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

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

We originate Private Education Loans (a portion of which is obtained through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Loan originations and purchases are part of our ongoing liquidity needs. We repurchased 24.8 million shares of common stock for $400 million in 2022 and have $600 million of unused share repurchase authority as of December 31, 2022.

Sources of Primary Liquidity

	Ending Balances		Average Balances
	December 31,		Years Ended December 31,
(Dollars in millions)	2022	2021	2022	2021	2020
Unrestricted cash and liquid investments	$1,535	$905	$1,157	$1,209	$1,358
Unencumbered FFELP Loans	68	124	167	220	320
Unencumbered Private Education Refinance Loans	55	383	235	642	582
Total	$1,658	$1,412	$1,559	$2,071	$2,260

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the FFELP Loan and Private Education Loan asset-backed commercial paper (ABCP) facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail the additional borrowing capacity of these facilities with maturity dates ranging from June 2023 to April 2024.

	Maximum			Average Maximum
	Additional Capacity			Additional Capacity
	December 31,			Years Ended December 31,
(Dollars in millions)	2022	2021	2020	2022	2021	2020
FFELP Loan ABCP facilities	$101	$546	$506	$275	$514	$482
Private Education Loan ABCP facilities	1,248	2,235	2,221	1,998	2,351	1,586
Total	$1,349	$2,781	$2,727	$2,273	$2,865	$2,068

At December 31, 2022, we had a total of $4.1 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $1.6 billion principal of our unencumbered tangible assets of which $1.5 billion and $68 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of December 31, 2022, we had $5.2 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Our secured financing facilities include Private Education Loan ABS Repurchase Facilities, which had $0.7 billion outstanding as of December 31, 2022. These repurchase facilities are collateralized by the net assets in previously issued Private Education Loan ABS trusts and have had a cost of funds lower than that of a new unsecured debt issuance.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	December 31, 2022	December 31, 2021
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$3.7	$3.8
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	1.5	1.7
Tangible unencumbered assets(1)	4.1	4.5
Senior unsecured debt	(7.0)	(7.0)
Mark-to-market on unsecured hedged debt(2)	.3	(.3)
Other liabilities, net	(.3)	(.8)
Total Tangible Equity(1)	$2.3	$1.9

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”
(2)
At December 31, 2022 and 2021, there were $(285) million and $324 million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).

Borrowings

Ending Balances

	December 31, 2022			December 31, 2021			December 31, 2020
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,301	$5,711	$7,012	$—	$7,014	$7,014	$677	$7,714	$8,391
Total unsecured borrowings	1,301	5,711	7,012	—	7,014	7,014	677	7,714	8,391
Secured borrowings:
FFELP Loan securitizations	76	42,675	42,751	—	51,841	51,841	—	54,697	54,697
Private Education Loan securitizations	725	12,744	13,469	543	14,074	14,617	960	13,891	14,851
FFELP Loan ABCP facilities	923	386	1,309	282	150	432	2,053	479	2,532
Private Education Loan ABCP facilities	2,734	—	2,734	1,363	1,152	2,515	2,582	—	2,582
Other	121	—	121	302	—	302	337	—	337
Total secured borrowings	4,579	55,805	60,384	2,490	67,217	69,707	5,932	69,067	74,999
Core Earnings basis borrowings(1)	5,880	61,516	67,396	2,490	74,231	76,721	6,609	76,781	83,390
Adjustment for GAAP accounting treatment	(10)	(490)	(500)	—	257	257	4	551	555
GAAP basis borrowings	$5,870	$61,026	$66,896	$2,490	$74,488	$76,978	$6,613	$77,332	$83,945

Average Balances

	Years Ended December 31,
	2022		2021		2020
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$7,010	5.66%	$7,978	4.43%	$9,461	5.05%
Total unsecured borrowings	7,010	5.66	7,978	4.43	9,461	5.05
Secured borrowings:
FFELP Loan securitizations	47,528	2.72	53,661	1.27	56,950	1.74
Private Education Loan securitizations	14,252	2.63	14,273	2.40	14,159	2.90
FFELP Loan ABCP facilities	988	3.27	1,012	1.55	3,134	1.67
Private Education Loan ABCP facilities	2,519	3.39	2,429	1.86	3,203	2.53
Other	171	1.68	303	.34	343	.68
Total secured borrowings	65,458	2.73	71,678	1.52	77,789	1.97
Core Earnings basis borrowings(1)	72,468	3.02	79,656	1.81	87,250	2.31
Adjustment for GAAP accounting treatment	—	(.12)	—	(.16)	—	.03
GAAP basis borrowings	$72,468	2.90%	$79,656	1.65%	$87,250	2.34%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.” The differences in derivative accounting give rise to the difference above.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). “Note 2 — Significant Accounting Policies” includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. Actual results may differ from these estimates under varying assumptions or conditions. On a quarterly basis, management evaluates its estimates, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. Critical accounting estimates involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of our operations. Our critical accounting policies and estimates are the allowance for loan losses, goodwill impairment assessment, and loan premium and discount amortization.

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
•
A TDR loan is where an economic concession (forbearance, lower interest rate, extension of term) has been given to a borrower experiencing financial difficulties. A TDR loan is generally more likely to default than a non-TDR loan.
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

The provision for 2022 of $79 million included $34 million of provision in connection with loan originations and $45 million related to a reserve build. We evaluated and considered several forecasted economic scenarios when determining our allowance for loan losses and provision. We also considered the characteristics of our loan portfolio and its expected behavior in the forecasted economic scenarios. There has been a decline in the forecasted economic conditions since December 31, 2021 which has been incorporated into our allowance for loan loss as of December 31, 2022. This decline in economic conditions is seen in an increase in forecasted unemployment rates and consumer loan delinquency rates and a decrease in GDP and in consumer income. There is uncertainty as to the ultimate impact to the economy from historically high inflation and the significant increase in interest rates that occurred in 2022. There is also uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits that previously occurred or are currently forecasted to end in 2023. These conclusions and adjustments were based on an evaluation of current and forecasted economic conditions. If future economic conditions are significantly worse than what was assumed as a part of this assessment, it could result in additional provision for loan loss being recorded in future periods.

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

Navient tests goodwill as of October 1 each year or at interim dates if an event occurs or circumstances exist such that it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value (the qualitative test). Such an event or circumstance is a triggering event. If it is concluded that a triggering event has occurred at an interim date, a quantitative impairment test must be performed. During the second and third quarters of 2022, macroeconomic conditions most notably historically high inflation and rising interest rates impacted the industry and markets in which our reporting units with goodwill operate, their cost structures and, to some degree, their expected 2022 financial performance. Additionally, our stock price declined during the second and third quarters compared to March 31, 2022 and December 31, 2021, due primarily to uncertainty associated with these macroeconomic factors and the potential implications of the Biden Administration’s proposed Student Debt Relief Plan. As a result of these factors, we assessed whether a triggering event occurred for each of our reporting units with goodwill as of September 30, 2022 and June 30, 2022.

Interim Triggering Event Assessments

For each of our reporting units with goodwill including our FFELP Loans, Private Education Legacy In-School Loans (those which were originated prior to 2014), Private Education Refinance Loans, Private Education Recent In-School Loans (those which were originated in 2020 or later) and Federal Education Loan Servicing reporting units (collectively, the Loan reporting units) and our Government Services and Healthcare Services reporting units (collectively, the Business Processing reporting units), we assessed relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of an individual reporting unit is less than its carrying value. We considered the amount of excess fair values for our FFELP Loans, Federal Education Loan Servicing, Private Education Legacy In-School Loans, and Private Education Refinance Loans over their carrying values as of October 1, 2019, the last time an independent appraiser estimated the value of these reporting units, since the fair value of these reporting units was substantially in excess of their carrying amounts. The outlook and cash flows for the FFELP Loans and Private Education Legacy In-School Loans reporting units have not changed significantly since our 2019 assessment despite worsening macroeconomic conditions in 2022. Likewise, the outlooks and cash flows for the Federal Education Loan Servicing components remaining after removing the cash flows attributed to the ED Servicing contract have not changed significantly since 2019.

For the Private Education Refinance Loans reporting unit, although expectations for new refinance loan originations as of June 30. 2022 were reduced and actual new loan originations declined considerably during the second and third quarters due to the impact of the rising rate environment, new origination volume significantly exceeded expectations cumulatively during 2020 and 2021 resulting in the reporting unit holding a significantly higher balance of loans than anticipated in conjunction with the determination of the reporting unit’s fair value in 2019. We expect to hold this portfolio for a longer period of time than anticipated in 2019. While new originations declined due to the rising rate environment, prepayment speeds for the reporting unit’s portfolio also declined resulting in a more stable interest income stream partially offsetting the impact of the decline in originations. We also considered Navient’s strong liquidity position and its ability to issue Private Education Loan ABS comprised entirely of the reporting unit’s refinance loans.

For the Business Processing reporting units, we also considered the amount of excess fair value over the carrying values of these reporting units as of October 1, 2020, when we engaged an independent appraiser to estimate the fair value of the reporting units, since the fair values of these reporting units was substantially in excess of their carrying values. We considered the financial performance for both of these reporting units in 2021 and 2022 during which the Government Services and Healthcare Services reporting units significantly outperformed expectations due largely to significant contracts acquired in 2020 and 2021 to implement and administer programs under the CARES Act and perform contact tracing and vaccine administration services. During 2022, these reporting units generated additional revenue from these contracts, leveraged our Business Processing relationships to win new business and benefited from an increase in demand for traditional service offerings. The outlook and long-term cash flow projections for both the Government Services and Healthcare Services reporting units remain favorable and have not changed significantly since our 2020 quantitative impairment assessment despite the economic impact of worsening macroeconomic conditions in 2022.

The goodwill attributed to the Private Education Recent In-School Loans reporting unit is a direct result of our August 2021 acquisition of Going Merry. In the second and third quarters, we considered Going Merry’s strong performance in its mission to match students with and assist them to apply for scholarships, institutional aid and government grants as well as private education in-school origination volume, which exceeded expectations.

Based on the qualitative factors we considered in relation to each of our reporting units with goodwill, we concluded it was not “more-likely-than-not” that the fair value of an individual reporting unit was less than its carrying value as of September 30, 2022 and June 30, 2022. As a result, the decline in Navient’s stock price in the second and third quarters and worsening macroeconomic conditions including rising interest rates and historically high inflation and their impact on our individual reporting units as we perceived them as of September 30, 2022, and June 30, 2022, did not constitute triggering events. No further impairment testing was performed during interim quarters in 2022.

Annual Goodwill Impairment Testing

We performed annual impairment testing as of October 1, 2022. We retained a third-party appraisal firm to assist in the valuations required to perform a quantitative impairment test of goodwill associated with our FFELP Loans, Federal Education Loan Servicing, Private Education Legacy In-School Loans, Private Education Refinance Loans, Government Services, and Healthcare Services reporting units as of October 1, 2022. No goodwill was deemed impaired in conjunction with these reporting units as a result of the quantitative impairment test as the fair values of the reporting units were substantially greater than their respective carry values. Additionally, fair values resulting from sensitivity analyses factoring in more conservative discount rates and growth rates for each reporting unit also yielded fair values in excess of the carrying values of each reporting unit.

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

Under our guidance, the third-party appraisal firm developed the discount rate for each reporting unit incorporating such factors as the risk-free rate, a market rate of return, a measure of volatility (Beta) and a company-specific and capital markets risk premium, as appropriate, to adjust for volatility and uncertainty in the economy and to capture specific risk related to the respective reporting units. We considered whether an asset sale or an equity sale would be the most likely sale structure for each reporting unit and valued each reporting unit based on the more likely hypothetical scenario. The discount rates reflect market-based estimates of capital costs and are adjusted for our assessment of a market participant’s view with respect to execution, source concentration and other risks associated with the projected cash flows of individual reporting units. We reviewed and approved the discount rates provided by the third-party appraiser including the factors incorporated to develop the discount rates for each reporting unit.

We and the third-party appraisal firm also considered a market approach for the Government Services and Healthcare Services reporting units. Market-based multiples related primarily to revenue and EBITDA, for comparable publicly traded companies and similar transactions were evaluated as an indicator of the value of the reporting units to assess the reasonableness of the estimated fair value derived from the income approach.

We employed a qualitative approach considering relevant qualitative factors to test goodwill attributed to the Private Education Recent In-School Loans reporting unit. As discussed above, the goodwill attributed to the Private Education In-School Loans reporting unit is a direct result of our August 2021 acquisition of Going Merry. We and our external appraiser finalized the purchase price allocation for Going Merry in the third quarter of 2022. Since the acquisition, Going Merry has exceeded expectations to successfully enable students to match to and apply for scholarships, institutional aid and government grants. Additionally, in 2022, private education in-school originations grew 52 percent exceeding expectations. In-school originations are expected to remain strong in 2023 with our growth outlook increasing. We considered these qualitative factors and concluded that it is not “more-likely-than-not” that the fair value of the Private Education Recent In-School Loans reporting unit was less than its carrying value at October 1, 2022. Accordingly, goodwill attributed to the Private Education Recent In-School Loans reporting unit was not deemed impaired.

If future economic conditions are significantly worse than what was assumed in the reporting units’ long term cash flow projections, specifically related to the highly inflationary economic environment and the implications of student loan forgiveness (as discussed in detail below) and other performance factors do not come to fruition, these factors could result in potential impairment of goodwill in future periods.

Loan Premium and Discount Amortization

The Company had a net unamortized premium balance of $113 million, or 0.18%, in connection with its $63 billion education loan portfolio as of December 31, 2022. The most judgmental estimate for premium and discount amortization on education loans is the Constant Prepayment Rate (CPR), which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. In determining the CPR we only consider payments made in excess of contractually required payments. This would include loans that are refinanced or consolidated and other early payoff activity. These activities are generally affected by changes in our business strategy, changes in our competitors’ business strategies, legislative changes including the ability to consolidate, interest rates and changes to the current economic and credit environment. When we determine the CPR, we begin with historical prepayment rates. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustment may be needed to those historical prepayment rates.

In the past (prior to 2008), the consolidation of FFELP Loans and Private Education Loans significantly affected our CPRs and updating those assumptions often resulted in material adjustments to our premium and discount amortization expense. As a result of the passage of the Health Care and Education Reconciliation Act of 2010 (HCERA), there is no longer the ability to consolidate loans under the FFELP although there are other consolidation options with ED and private refinancing options with Navient and other lenders. As a result, we expect CPRs related to our FFELP Loans to remain relatively stable over time, unless there is a regulatory change by ED or legislative change by Congress to either (1) forgive loan balances (which would result in Navient receiving cash for the amounts forgiven resulting in a prepayment of principal) or (2) encourage or force consolidation. Some education loan companies, including Navient, offer Private Education Loans to refinance a borrower’s loan (both FFELP and Private Education Loans) and we anticipate more entrants to offer similar products. These products and expectations are built into the CPR assumption we use for FFELP and Private Education Loans. However, it is difficult to accurately project the timing and level at which this activity will continue, and our assumption may need to be updated by a material amount in the future based on changes in the economy, marketplace and legislation.

In 2022, there was a net $21 million decrease in net interest income due to cumulative adjustments related to changes in prepayment speed assumptions used to amortize loan premiums and discounts. This primarily related to the following two items:

•
The FFELP Loan CPR was increased specifically related to the limited opportunity waiver to the Public Service Loan Forgiveness Program (PSLF) that was announced in October 2021 and was effective from November 2021 to October 2022. FFELP loan borrowers, during this 12-month period, could consolidate their loans to ED in order to have them subsequently forgiven if they qualify under the PSLF program for loan forgiveness. We estimate that approximately an incremental $4.5 billion of FFELP loans consolidated under this program in 2022.
•
The Private Education Refinance Loan CPR was decreased from 20% to 15%. This CPR assumption decrease was primarily a result of borrowers with fixed interest rates having less of an incentive to refinance in light of the significant increase in interest rates that occurred in 2022.

Impact of the Student Debt Relief (SDR) Plan on accounting policies and estimates

On August 24, 2022, the Biden-Harris Administration announced its Student Debt Relief (SDR) Plan. The SDR Plan provides up to $20,000 in one-time debt relief to income-qualified recipients with ED held student loans and initially extended the repayment pause on ED held loans through December 31, 2022. This repayment pause has been further extended as detailed below. Privately held FFELP Loans themselves, like ours, do not qualify for debt forgiveness.

Following the initial announcement of the SDR Plan, ED provided more specific guidance on debt relief through its studentaid.gov website on September 29, 2022. Following publication of the SDR Plan, a number of states and private organizations initiated legal challenges to the SDR Plan in various courts throughout the country, which ultimately resulted in the implementation of the SDR Plan being disallowed. The Biden-Harris Administration and ED subsequently appealed both cases to the Supreme Court of the United States which has agreed to hear the cases on February 28, 2023, and a ruling is expected prior to the end of the Supreme Court's current term. If the SDR Plan has not been implemented and the litigation is not resolved by June 30, 2023, payments are scheduled to resume 60 days after that date. While the current version of the SDR Plan provides that borrowers with federal student loans not held by ED cannot obtain one-time debt relief by consolidating those loans into Direct Loans, ED states that they are assessing whether there are alternative pathways to provide relief to borrowers with federal student loans not held by ED, including FFELP Loans.

We estimate that borrowers with approximately $600 million of FFELP Loans (1% of the FFELP portfolio’s average 2022 balance) had consolidated their loans with ED prior to the deadline to qualify for debt relief established by the SDR Plan.

As a result, there was not a material impact on the Company’s accounting and related 2022 results related to the SDR Plan as currently:

1.
Privately held FFELP Loans themselves, like ours, do not qualify for debt forgiveness, and
2.
ED required FFELP borrowers to apply to consolidate their loans into the Direct Loan program prior to September 29, 2022, to qualify for their loan forgiveness.

As a result, at this time we do not expect there to be incremental consolidation activity in the future related to potential loan forgiveness under the SDR Plan.

If the Supreme Court should lift the current injunction and ED implements a broad-based student loan forgiveness plan or any policies or programs that encourage or require borrowers to consolidate their loans into Direct Loans held by ED, the impact to the Company would most likely be material due to increased prepayments on our FFELP Loan portfolio. Despite the significant uncertainty regarding the ultimate impact such SDR Plan changes may have to the Company, under GAAP, the Company would be required to calculate and account for its best estimate of the potential impact (that is, increasing prepayment assumptions in the period the SDR was changed) and record such estimate in its results. As it relates to estimating any potential impact to the Company, the Company does not have sufficient access to:

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

If the SDR Plan was changed in the future as discussed above, we anticipate that the principal components of the financial items whose recognition would be accelerated through net income as a result of materially increased loan consolidations and/or debt forgiveness would be the amortization of loan premiums and debt deferred financing fees through net interest income, which would reduce net income. These impacts would be partially offset by the benefit to net income from the release of the related allowance for loan losses through provision and revenue from the assessed but previously unrecognized fees that would be recognized in other income. GAAP requires we increase the prepayment assumption used to account for the items below in the period the SDR was changed. This would result in the acceleration of the recognition of those items in the period the prepayment assumption was increased. The table below lists those items and their respective balances related to the FFELP Loans outstanding as of December 31, 2022:

(Dollars in millions)	As of 12/31/22
Loan premium	$400
Debt deferred financing fees	311
Allowance for loan borrower benefits	(21)
Allowance for loan losses	(222)
Assessed but previously unrecognized fees	(122)
Servicing asset – off-balance sheet trusts	1
Total net asset on balance sheet	$347

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

	Year Ended December 31, 2022
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,955	$1,195	$—	$—	$3,150	$23	$(12)	$11	$3,161
Cash and investments	32	10	—	20	62	—	—	—	62
Total interest income	1,987	1,205	—	20	3,212	23	(12)	11	3,223
Total interest expense	1,468	611	—	107	2,186	8	(92)	(84)	2,102
Net interest income (loss)	519	594	—	(87)	1,026	15	80	95	1,121
Less: provisions for loan losses	—	79	—	—	79	—	—	—	79
Net interest income (loss) after provisions for loan losses	519	515	—	(87)	947	15	80	95	1,042
Other income (loss):
Servicing revenue	65	12	—	—	77	—	—	—	77
Asset recovery and business processing revenue	6	—	330	—	336	—	—	—	336
Other income (loss)	31	1	—	—	32	(15)	186	171	203
Total other income (loss)	102	13	330	—	445	(15)	186	171	616
Expenses:
Direct operating expenses	106	148	280	—	534	—	—	—	534
Unallocated shared services expenses	—	—	—	242	242	—	—	—	242
Operating expenses	106	148	280	242	776	—	—	—	776
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	19	19	19
Restructuring/other reorganization expenses	—	—	—	36	36	—	—	—	36
Total expenses	106	148	280	278	812	—	19	19	831
Income (loss) before income tax expense (benefit)	515	380	50	(365)	580	—	247	247	827
Income tax expense (benefit)(2)	108	80	10	(76)	122	—	60	60	182
Net income (loss)	$407	$300	$40	$(289)	$458	$—	$187	$187	$645

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$95	$—	$95
Total other income (loss)	171	—	171
Goodwill and acquired intangible asset impairment and amortization	—	19	19
Total Core Earnings adjustments to GAAP	$266	$(19)	247
Income tax expense (benefit)			60
Net income (loss)			$187

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2021
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,405	$1,181	$—	$—	$2,586	$98	$(39)	$59	$2,645
Cash and investments	—	2	—	1	3	—	—	—	3
Total interest income	1,405	1,183	—	1	2,589	98	(39)	59	2,648
Total interest expense	830	541	—	70	1,441	(8)	(117)	(125)	1,316
Net interest income (loss)	575	642	—	(69)	1,148	106	78	184	1,332
Less: provisions for loan losses	—	(61)	—	—	(61)	—	—	—	(61)
Net interest income (loss) after provisions for loan losses	575	703	—	(69)	1,209	106	78	184	1,393
Other income (loss):						—
Servicing revenue	162	6	—	—	168	—	—	—	168
Asset recovery and business processing revenue	51	—	488	—	539	—	—	—	539
Other income (loss)	25	—	—	5	30	(93)	157	64	94
Gains on sales of loans	—	91	—	—	91	(13)	—	(13)	78
Losses on debt repurchases	—	—	—	(73)	(73)	—	—	—	(73)
Total other income (loss)	238	97	488	(68)	755	(106)	157	51	806
Expenses:						—
Direct operating expenses	223	162	360	—	745	—	—	—	745
Unallocated shared services expenses	—	—	—	462	462	—	—	—	462
Operating expenses	223	162	360	462	1,207	—	—	—	1,207
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	30	30	30
Restructuring/other reorganization expenses	—	—	—	26	26	—	—	—	26
Total expenses	223	162	360	488	1,233	—	30	30	1,263
Income (loss) before income tax expense (benefit)	590	638	128	(625)	731	—	205	205	936
Income tax expense (benefit)(2)	136	146	29	(131)	180	—	39	39	219
Net income (loss)	$454	$492	$99	$(494)	$551	$—	$166	$166	$717

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$184	$—	$184
Total other income (loss)	51	—	51
Goodwill and acquired intangible asset impairment and amortization	—	30	30
Total Core Earnings adjustments to GAAP	$235	$(30)	205
Income tax expense (benefit)			39
Net income (loss)			$166

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

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Core Earnings net income	$458	$551	$631
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	266	235	(265)
Net impact of goodwill and acquired intangible assets	(19)	(30)	(22)
Net income tax effect	(60)	(39)	68
Total Core Earnings adjustments to GAAP	187	166	(219)
GAAP net income	$645	$717	$412

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

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to hedge our education loan assets that are primarily indexed to LIBOR or Prime. The accounting for derivatives requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required for hedge accounting treatment. Additionally, some of our FFELP Loans can earn interest at either a variable or a fixed interest rate depending on market interest rates and therefore swaps economically hedging these FFELP Loans do not meet the criteria for hedge accounting treatment. As a result, under GAAP, these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Core Earnings derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$171	$64	$(256)
Plus: Gains (losses) on fair value hedging activity included in interest expense	83	88	(17)
Total gains (losses) in GAAP net income	254	152	(273)
Plus: Reclassification of settlement expense (income) on derivative and hedging activities, net(1)	15	93	40
Mark-to-market gains (losses) on derivative and hedging activities, net(2)	269	245	(233)
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	(12)	(39)	(55)
Other derivative accounting adjustments(3)	9	29	23
Total net impact of derivative accounting	$266	$235	$(265)

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

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(23)	$(98)	$(79)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	8	(8)	39
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	13	—
Total reclassifications of settlements on derivative and hedging activities	$(15)	$(93)	$(40)

(2)
“Mark-to-market gains (losses) on derivative and hedging activities, net” is comprised of the following:

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Fair value hedges	$50	$39	$(26)
Foreign currency hedges	33	49	9
Floor Income Contracts	65	133	(130)
Basis swaps	1	8	3
Other - LIBOR swaps	120	16	(89)
Total mark-to-market gains (losses) on derivative and hedging activities, net	$269	$245	$(233)

(3)
Other derivative accounting adjustments consist of adjustments related to certain terminated derivatives that did not receive hedge accounting treatment under GAAP but were economic hedges under Core Earnings and, as a result, such gains or losses are amortized into Core Earnings over the life of the hedged item.

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of December 31, 2022, derivative accounting has increased GAAP equity by approximately $122 million as a result of cumulative net mark-to-market gains (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Beginning impact of derivative accounting on GAAP equity	$(299)	$(616)	$(235)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	421	317	(381)
Ending impact of derivative accounting on GAAP equity	$122	$(299)	$(616)

(1)
Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Total pre-tax net impact of derivative accounting recognized in net income(2)	$266	$235	$(265)
Tax and other impacts of derivative accounting adjustments	(65)	(59)	67
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	220	141	(183)
Net impact of net mark-to-market gains (losses) under derivative accounting	$421	$317	$(381)

(2)
See “Core Earnings derivative adjustments” table above.

Hedging Embedded Floor Income

We use Floor Income Contracts, pay-fixed swaps and fixed rate debt to economically hedge embedded Floor Income in our FFELP Loans. Historically, we have used these instruments on a periodic basis and depending upon market conditions and pricing, we may enter into additional hedges in the future. Under GAAP, the Floor Income Contracts do not qualify for hedge accounting and the pay-fixed swaps are accounted for as cash flow hedges. The table below shows the amount of hedged Floor Income that will be recognized in Core Earnings in future periods based on these hedge strategies.

	December 31,
(Dollars in millions)	2022	2021	2020
Total hedged Floor Income, net of tax(1)(2)	$200	$325	$401

(1)
$254 million, $422 million and $520 million on a pre-tax basis as of December 31, 2022, 2021 and 2020, respectively.
(2)
Of the $200 million as of December 31, 2022, approximately $102 million, $40 million, $22 million and $19 million will be recognized as part of Core Earnings in 2023, 2024, 2025 and 2026, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Core Earnings goodwill and acquired intangible asset adjustments	$(19)	$(30)	$(22)

Adjusted Core Earnings

Adjusted Core Earnings net income and Adjusted Core Earnings operating expenses exclude restructuring and regulatory-related expenses. Management excludes these expenses as Adjusted Core Earnings is one of the measures we review internally when making management decisions regarding our performance and how we allocate resources, as this presentation is a useful basis for management and investors to further analyze Core Earnings. We also refer to this information in our presentations with credit rating agencies, lenders and investors.

The following table summarizes these expenses which are excluded:

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Restructuring/other reorganization expenses	$36	$26	$9
Regulatory-related expenses(1)	7	233	33
Total	$43	$259	$42

(1)
The year ended December 31, 2021 includes $205 million related to the resolution of previously disclosed litigation. See “Results of Operations – GAAP Comparison of 2022 Results with 2021” for further details.

2. Adjusted Tangible Equity Ratio

Adjusted Tangible Equity Ratio measures the ratio of Navient’s Tangible Equity to its tangible assets. We adjust this ratio to exclude the assets and equity associated with our FFELP Loan portfolio because FFELP Loans are no longer originated and the FFELP Loan portfolio bears a 3% maximum loss exposure under the terms of the federal guaranty. Management believes that excluding this portfolio from the ratio enhances its usefulness to investors. Management uses this ratio, in addition to other metrics, for analysis and decision making related to capital allocation decisions. The Adjusted Tangible Equity Ratio is calculated as:

(Dollars in billions)	December 31, 2022	December 31, 2021
Navient Corporation's stockholders' equity	$2,977	$2,597
Less: Goodwill and acquired intangible assets	705	725
Tangible Equity	2,272	1,872
Less: Equity held for FFELP Loans	218	263
Adjusted Tangible Equity	$2,054	$1,609
Divided by:
Total assets	$70,795	$80,605
Less:
Goodwill and acquired intangible assets	705	725
FFELP Loans	43,525	52,641
Adjusted tangible assets	$26,565	$27,239
Adjusted Tangible Equity Ratio(1)	7.7%	5.9%

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

(Dollars in millions)	December 31, 2022	December 31, 2021
Adjusted Tangible Equity (from above table)	$2,054	$1,609
Plus: ending impact of derivative accounting on GAAP equity	(122)	299
Pro forma Adjusted Tangible Equity	$1,932	$1,908

Divided by: adjusted tangible assets (from above table)	$26,565	$27,239
Pro forma Adjusted Tangible Equity Ratio	7.3%	7.0%

3. Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses. EBITDA for the Business Processing segment is calculated as:

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Pre-tax income	$50	$128	$50
Plus:
Depreciation and amortization expense(1)	3	8	7
EBITDA	$53	$136	$57
Divided by:
Total revenue	$330	$488	$304
EBITDA margin	16%	28%	19%

(1)
There is no interest expense in this segment.

4. Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off

Loans

The allowance for loan losses on the Private Education Loan portfolio used for the three credit metrics below excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in connection with the loans on balance sheet that have not charged off. That is, as of December 31, 2022, the $1,074 million Private Education Loan allowance for loan losses excluding expected future recoveries on previously fully charged-off loans represents the current expected credit losses that remain in connection with the $19,525 million Private Education Loan portfolio. The $274 million of expected future recoveries on previously fully charged-off loans, which is collected over an average 15-year period, mechanically is a reduction to the overall allowance for loan losses. However, it is not related to the $19,525 million Private Education Loan portfolio on our balance sheet and, as a result, management excludes this impact to the allowance to better evaluate and assess our overall credit loss coverage on the Private Education Loan portfolio. We believe this provides a more meaningful and holistic view of the available credit loss coverage on our non-charged-off Private Education Loan portfolio. We believe this information is useful to our investors, lenders and rating agencies.

Allowance for Loan Losses Metrics – Private Education Loans

	For the Year Ended December 31,
	2022	2021	2020
(Dollars in millions)
Allowance at end of period (GAAP)	$800	$1,009	$1,089
Plus: expected future recoveries on previously fully charged-off loans	274	329	479
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)	$1,074	$1,338	$1,568
Ending total loans	$19,525	$21,180	$22,168
Ending loans in repayment	$18,770	$20,284	$20,841
Net charge-offs	$343	$169	$207

Allowance coverage of charge-offs:
GAAP	2.3	6.0	5.3
Adjustment(1)	.8	1.9	2.3
Non-GAAP Financial Measure(1)	3.1	7.9	7.6

Allowance as a percentage of the ending total loan balance:
GAAP	4.1%	4.8%	4.9%
Adjustment(1)	1.4	1.5	2.2
Non-GAAP Financial Measure(1)	5.5%	6.3%	7.1%

Allowance as a percentage of the ending loans in repayment:
GAAP	4.2%	5.0%	5.2%
Adjustment(1)	1.5	1.6	2.3
Non-GAAP Financial Measure(1)	5.7%	6.6%	7.5%

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

Enterprise Risk and Compliance Committee. Our Enterprise Risk and Compliance Committee is an executive management-level committee where senior management reviews our significant risks, receives reports on adherence to established risk parameters, provides direction on mitigation of our risks and closure of issues and supervises our enterprise risk management program. This committee also oversees regulatory compliance risk management activities including regulatory compliance training, regulatory compliance change management, compliance risk assessment, transactional testing and monitoring, customer complaint monitoring, policies and procedures, privacy and information sharing practices, compliance with the Sarbanes-Oxley Act of 2002, and our Code of Business Conduct. This committee also evaluates risks associated with new or modified business and makes recommendations regarding proposed business initiatives based on their inherent risks and controls.

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

Credit Risk. Credit risk is the risk to earnings or capital resulting from an obligor’s failure to meet the terms of any contract with us or otherwise fail to perform as agreed. Navient has credit or counterparty risk exposure with borrowers and cosigners of our Private Education Loans and Private Education Refinance Loans, counterparties with whom we have entered derivative or other similar contracts and entities with whom we make investments. Credit and counterparty risks are overseen by our Chief Risk and Compliance Officer and our management-level Credit and Loan Loss Committee. The credit risk related to our Private Education Loans and Private Education Refinance Loans is managed within a credit risk infrastructure which includes: (i) a well-defined underwriting, asset quality and collection policy framework; (ii) an ongoing monitoring and review process of portfolio concentration and trends; (iii) assignment and management of credit and loss forecasting authorities and responsibilities; and (iv) establishment of an allowance for loan losses. Credit risk related to derivative contracts is managed by reviewing counterparties for credit strength on an ongoing basis and through our credit policies, which place limits on our exposure with any single counterparty and, in most cases, require collateral to secure the position. Our Chief Risk and Compliance Officer reports regularly to both the Risk and Audit Committees of the board on credit risk management.

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

Operational Risk. Operational risk is the risk to earnings or the conduct of our business resulting from inadequate or failed internal processes, people or systems or from external events. Operational risk is pervasive, existing in all business areas, functional units, legal entities and geographic locations, and it includes information technology risk, cybersecurity risk, physical security risk on tangible assets, third-party vendor risk, legal risk, compliance risk and reputational risk. Operational risk exposures are managed by business area management and our second and third lines of defense, with oversight by our management-level committees. The board of directors or the Risk Committee of our board receives operations reports at each regularly scheduled meeting. The board of directors or the Risk Committee of our board also receives business development updates regarding our various business initiatives, receives periodic information security and cybersecurity updates and reviews operational and systems-related matters to ensure their implementation produces no significant internal control issues.

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

The Dodd-Frank Act also authorizes state officials to enforce regulations issued by the CFPB and to enforce the Dodd-Frank Act’s general prohibition against unfair, deceptive and abusive practices. The Attorneys General of the State of Illinois, the State of Washington, the Commonwealth of Pennsylvania, the State of California, the State of Mississippi and the State of New Jersey have also filed lawsuits against Navient and some of its subsidiaries containing similar alleged violations of consumer protection laws as those alleged in the CFPB lawsuit as well as several additional areas. These cases were settled by mutual agreement between the Company and various State Attorneys General. Additional information on these lawsuits is included in “Note 12 – Commitments, Contingencies and Guarantees” in this Form 10-K.

Higher Education Act. The HEA is the primary law that authorizes and regulates federal student aid programs for higher education. Navient is subject to the HEA and its education loan operations are periodically reviewed by ED and Guarantors or entities acting on their behalf. As a servicer of federal education loans, Navient is subject to ED regulations regarding financial responsibility and administrative capability that govern all third-party servicers of insured education loans. In connection with its servicing operations on behalf of Guarantor clients, Navient must comply with ED regulations that govern Guarantor activities as well as agreements for reimbursement between ED and our Guarantor clients. While the HEA is required to be reviewed and "reauthorized" by Congress every five years, Congress has not reauthorized the HEA since 2008, choosing to temporarily extend the Act each year since 2013. During the COVID-19 pandemic, the Biden-Harris Administration and ED have relied upon The CARES Act and The HEROs Act to provide the legislative authority necessary to delay or cancel direct student loan payments. We cannot predict whether or when legislation will be passed or how it would impact us.

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

Regulatory Outlook

In 2023, we expect the regulatory environment for the business in which we operate will continue to be challenging. We anticipate that regulators will be more focused on conducting regulatory audits and initiating enforcement actions.

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

We expect that consumer protection regulations, standards, supervision, examination and enforcement practices will continue to evolve in both detail and scope as well as being more unpredictable than in previous periods. This evolution has added and may continue to significantly add to Navient’s compliance, servicing and operating costs. We have invested in compliance through multiple steps including realignment of Navient’s compliance management system to a lending, servicing, collections and business services business model; dedicated compliance resources for certain topics to focus on consumer expectations; formation of business support operations to enhance risk, control and compliance functions in each business area; additional regulatory training for front-line employees to ensure obligations are understood and followed during interactions with customers, as well as additional regulatory training for our board of directors to enhance their ability to oversee the Company’s risk framework and compliance as it and the regulatory environment changes; and expanded oversight and analysis of complaint trends to identify and remediate, if necessary, areas of potential consumer harm. Despite these increased activities, our current operations and compliance processes may not satisfy evolving regulatory standards. Past practices or products may continue to be the focus of examinations, inquiries or lawsuits.

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

Debt Collection Supervision. The CFPB also maintains supervisory authority over larger consumer debt collectors and in late 2021 implemented changes to Regulation F governing the collection of third-party consumer debt. The issuance of the CFPB’s rules does not preempt the various and varied levels of state consumer and collection regulations to which the activities of Navient’s subsidiaries are currently subject. Navient also utilizes third-party debt collectors to collect defaulted and charged-off education loans and will continue to be responsible for oversight of their procedures and controls.

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

Legal Proceedings

For a discussion of legal matters as of December 31, 2022, please refer to “Note 12 – Commitments, Contingencies and Guarantees” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

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

While many aspects of the economy have returned to pre-pandemic levels, the COVID-19 pandemic continues to impact the macroeconomic environment and our results of operations. Many of the health and safety restrictions previously put into place by state, local, and foreign governments have now been lifted, but there is no guarantee that the emergence of future variants or widespread disease will not result in such orders or restrictions being reimposed. As a result, our results of operations, financial condition and liquidity could be materially affected, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Navient’s Response to COVID-19.” With respect to our operations, we have drastically modified the manner in which we conduct our business by expanding our work-from-home capabilities and moving the overwhelming majority of our team to a work-from-home or hybrid status. Despite these efforts, the COVID-19 pandemic and its impact remain dynamic. Variants continue to emerge, efforts to mitigate or contain the impacts of the pandemic continue to evolve, and the duration and severity of the impact of the pandemic on our business and results of operations in future periods remain uncertain. If the COVID-19 pandemic or its adverse effects become more severe or prevalent or are prolonged or we experience more pronounced disruptions in our business or operations, or in economic activity and demand for our services generally, our business and results of operations in future periods could be materially adversely affected. We continue to monitor the situation and actively assess further implications for our business.

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

We bear the full credit exposure on the loans in our Private Education Loan portfolio. We believe that delinquencies are an important indicator of the potential future credit performance for Private Education Loans. Our delinquencies as a percentage of Private Education Loans in repayment were 5.0% at December 31, 2022. For a complete discussion of our loan delinquencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Financial Condition – Private Education Loan Portfolio Performance.”

Future defaults could be higher than anticipated due to a variety of factors, such as downturns in the economy, public health crises such as the COVID-19 pandemic, regulatory changes and other unforeseen future trends. During the second half of 2022, global markets experienced significant declines driven by the economic impact of inflation and interest rate increases by the Federal Reserve. As these factors have carried over into 2023, concerns about the risk of recession have increased. According to Company-sponsored independent research, young adults who stopped attending college before earning a degree or certificate are among those most likely to have trouble making payments. Losses on Private Education Loans are also impacted by various risk characteristics that may be specific to individual loans. Loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in which a payment has been made by a customer), underwriting criteria (e.g., credit scores), existence of a cosigner, school type and whether a loan is a TDR are all factors that can impact the likelihood of default. Additionally, general economic and employment conditions, including employment rates for recent college graduates, can have a significant impact on loan delinquency and default rates. If actual loan performance is worse than currently estimated, it could materially affect our estimate of the allowance for loan losses and the related provision for loan losses and as a result adversely affect our results of operations.

The Company has adopted an accounting standard update that resulted in a significant change in how we recognize credit losses.

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

We acquired Earnest, a leading financial technology and education finance company, in 2017. Since then, Earnest has become one of the leading providers of education refinance loans. In 2019, Earnest entered the “in-school” lending market. We underwrite new Private Education Loans within our Consumer Lending segment based upon our analysis of extensive credit criteria. Criteria reviewed in underwriting consumer loans may include any or all of the following: (i) employment or offer of employment and income; (ii) employment status and career specialization; (iii) qualifying credit history, taking into account credit score; (iv) debt to income ratio; (v) demonstrated ability to pay through free cash flow calculations; (vi) attendance at or graduation from an eligible post-secondary school, or separated from an eligible post-secondary school within a specified period of time and met additional credit requirements, or be the parent of a graduate or student; and (vii) savings. We define free cash flow generally as after-tax monthly income of a borrower minus the sum of rent or mortgage payments, student loan payments and any other fixed expenses of such borrower.

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

The transition away from the LIBOR reference rate to the Secured Overnight Financing Rate (SOFR) may create uncertainty in the capital markets and may negatively impact the value of existing LIBOR based financial instruments and our financial results and business.

The London Interbank Offered Rate, or LIBOR, has historically served as a global benchmark for determining interest rates on commercial and consumer loans, bonds, derivatives and numerous other financial instruments. U.S. Dollar (USD) LIBOR has historically been the reference rate for most of our variable rate student loans, bonds, asset-backed securities (ABS), other financing facilities, and derivatives (financial instruments). As of January 1, 2022, the LIBOR administrator ceased publication of EUR, CHF, JPY and GBP LIBOR for all tenors and one-week and two-month USD LIBOR on a representative basis, and regulated U.S. financial institutions are no longer permitted to enter into new contracts referencing any LIBOR rates. The LIBOR administrator further announced that it will cease publishing the remaining USD LIBOR rates, including one-month and three-month LIBOR, after June 30, 2023.

As of December 31, 2022, we had approximately $127 billion notional of financial instruments indexed to USD one-month or three-month LIBOR, approximately $101 billion of which will mature after June 30, 2023. We are working in concert with regulators, consumer advocates, investors, and industry peers towards a smooth transition. Across our student loan portfolio, approximately 5% of borrowers have their loan payments indexed to LIBOR, as of December 31, 2022.

A significant amount of our financial instruments which are indexed to LIBOR do not include provisions clearly specifying a method for transitioning from LIBOR to an alternative benchmark rate. Further, our financial instruments may require changes to documentation as well as enhancements and modifications to systems, controls, procedures and models, which could present operational and legal challenges for us and our customers, investors and counterparties. There can be no assurance that we will be able to modify all existing financial instruments before the discontinuation of LIBOR. For some of these financial instruments like our ABS, it may be impractical or impossible to modify such instruments due to stringent noteholder consent requirements. Additionally, for the Special Allowance Payment (SAP) paid on our FFELP Loans by ED, legislative action is necessary to modify the SAP formula, which is currently indexed to one-month LIBOR, to be indexed to an alternative benchmark rate. If such financial instruments are not remediated to provide a method for transitioning from LIBOR to an alternative benchmark rate, federal legislation related to the LIBOR transition may provide legal protection against litigation and statutory solutions to implement an alternative benchmark rate.

On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act) was signed into law. The LIBOR Act provides that for contracts that contain no fallback provision or contain fallback provisions that do not identify a specific USD LIBOR benchmark replacement (including the Special Allowance Payment (SAP) formula for FFELP Loans), a benchmark replacement based on SOFR, as published by the Federal Reserve Bank of New York, including any recommended spread adjustment and benchmark conforming changes, will automatically replace the USD LIBOR benchmark in the contract after June 30, 2023. On December 16, 2022, the Federal Reserve Bank of New York adopted a final rule that implements the LIBOR Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. Following the enactment and implementation of the LIBOR Act, all of our financial instruments which are currently indexed to USD LIBOR will transition to SOFR by no later than June 30, 2023.

It is difficult to predict the impact that the cessation of LIBOR and transition to SOFR would have on the value and performance of our existing financial instruments and whether a transition to an alternative benchmark rate will be similar to or produce a return that is the economic equivalent of LIBOR. The transition from LIBOR, which has historically been one of the most widely used benchmarks across the world, to SOFR is a novel event and there is also no guarantee that the transition will occur as expected. These uncertainties regarding the LIBOR transition could have a material adverse impact on our funding costs, net interest margin, loan and other asset values, asset-liability management strategies, operations, and other aspects of our business and financial results. Further, our customers, investors and counterparties may be dissatisfied with how SOFR performs compared to LIBOR or with how the transition process occurs. Litigation, disputes or other action may occur as a result of dissatisfied customers, investors and counterparties or a result of or in connection to the interpretation and enforceability of certain fallback language in our LIBOR-based contracts or in the LIBOR Act.

For more information regarding the actions we have taken with respect to the LIBOR transition, see “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Sensitivity Analysis — LIBOR Transition.”

Prepayments on our loans can materially impact our profitability, results of operations, financial condition, cash flows or future business prospects.

The rate at which borrowers prepay their loans can have a material impact on profitability, results of operations, financial condition, cash flows or future business prospects by affecting our net interest margin, the future cash flows from our loans including loans held by our securitization trusts. Higher or lower prepayments can result from a variety of causes including borrower activity and changes in the education loan market as a result of market conditions, interest rate movements, loan forgiveness or other government sponsored initiatives. FFELP Loans and Private Education Loans may be voluntarily prepaid without penalty by the borrower or refinanced or consolidated with the borrower’s other loans through refinancing. Prepayment rates on education loans are subject to a variety of economic, political, competitive and other factors, including changes in our competitors’ business strategies, changes in interest rates, availability of alternative financings (including refinance and consolidations), legislative, executive and regulatory changes affecting the education loan market and the general economy. Refinance products offered by us, our competitors, and the Federal Government may increase the repayment rate on our FFELP Loans and Private Education Loans.

In particular, new interpretations of current laws, rules or regulations or future laws, executive orders or other policy initiatives which operate to encourage or require consolidation, abolish existing or create additional income-based repayment or debt forgiveness programs or establish other policies and programs also may increase or decrease the prepayment rates on education loans. For example, ED and the Biden-Harris Administration recently announced a set of policy changes and released proposed negotiated rulemaking proposals and executive orders relating to the Defense to Repayment, interest capitalization rules, Public Service Loan Forgiveness program and broad-based student loan forgiveness programs (including the SDR Plan) under its Direct Loan program, which may result in an increase in consolidations of FFELP Loans into Direct Loans (which results in the loan no longer being on our balance sheet). Following publication of the SDR Plan, a number of states and private organizations initiated legal challenges to the SDR Plan in various courts throughout the country, which ultimately resulted in the implementation of the SDR Plan being disallowed. The Biden-Harris Administration and ED appealed both cases to the Supreme Court of the United States which has agreed to hear both cases on February 28, 2023, and a ruling is expected prior to the end of the Supreme Court's current term.

While the current version of the SDR Plan provides that borrowers with federal student loans not held by ED cannot obtain one-time debt relief by consolidating those loans into Direct Loans, it also states that ED is assessing whether there are alternative pathways to provide relief to borrowers with federal student loans not held by ED, including FFELP Loans. If the Supreme Court should lift the current injunction and ED implements a broad-based student loan forgiveness plan or any policies or programs that encourage or require borrowers to consolidate their loans into Direct Loans held by ED, it will likely result in a significant increase in prepayments of our existing education loan portfolio and could materially and adversely impact our profitability, results of operations, financial condition, cash flows or future business prospects. We cannot predict what (if any) plans or policies regarding broad-based loan forgiveness or other related policies or programs may ultimately be implemented, the timing of when such plans or policies may be implemented, and/or the outcome of such actions.

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

FFELP Loans disbursed before April 1, 2006 generally earn interest at the higher of either the borrower rate, which is fixed over a period of time, or a floating rate based on a Special Allowance Payment or SAP formula set by ED. We have generally financed our FFELP Loans with floating rate debt whose interest is matched closely to the floating nature of the applicable SAP formula. Historically, these loans have been indexed to either the Treasury bill, commercial paper or one-month LIBOR rates. The LIBOR Act requires that the SAP formula, which is currently indexed to one-month LIBOR, will transition to SOFR by no later than July 1, 2023.

If a decline in interest rates causes the borrower rate to exceed the SAP formula rate, we will continue to earn interest on the loan at the fixed borrower rate while the floating rate interest on our debt will continue to decline. The additional spread earned between the fixed borrower rate and the SAP formula rate is referred to as “Floor Income.” The transition from LIBOR to SOFR as a benchmark rate may have a further detrimental impact on our LIBOR-indexed debt if rates suddenly rise as new market borrowing activity transfers to other benchmark rates. Depending on the type of FFELP Loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate on July 1 of each year. For loans where the borrower rate is fixed to term, we may earn Floor Income for an extended period of time; for those loans where the borrower interest rate is reset annually on July 1, we may earn Floor Income to the next reset date. In accordance with legislation enacted in 2006, holders of FFELP Loans are required to rebate Floor Income to ED for all FFELP Loans disbursed on or after April 1, 2006.

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

As of December 31, 2022, Moody’s, S&P and Fitch rated our long-term unsecured debt below investment grade. In addition, the capital markets for sub-investment grade companies are not as liquid as those involving investment grade entities. These factors have resulted in a higher cost of funds for us and have caused our senior unsecured debt to trade with greater volatility.

Our unsecured debt totaled $7.0 billion at December 31, 2022. We utilize the unsecured debt markets to help fund our business and refinance outstanding debt. The amount, type and cost of this funding directly affects the cost of operating our business and growing our assets and is dependent upon outside factors, including our credit rating from rating agencies. There can be no assurance that our credit ratings will not be reduced further. A reduction in the credit ratings of our senior unsecured debt could adversely affect our liquidity, increase our borrowing costs, limit our access to the capital markets and place incremental pressure on net interest income.

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

Net interest income is the primary source of cash flow generated by our portfolios of FFELP Loans and Private Education Loans. At the present, interest earned on FFELP Loans and variable rate Private Education Loans is primarily indexed to one-month LIBOR or Prime Rate. Starting in December 2021, in preparation for the cessation of one-month LIBOR in July 2023, interest earned on all newly originated variable rate Private Education Loans have been indexed to 30-day Average SOFR. In contrast, certain of our debt is indexed to rates other than one-month LIBOR, Prime Rate or 30-day Average SOFR, or if indexed to one-month LIBOR, it has a different repricing frequency.

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

Our securitization trusts, which we consolidate on our balance sheet, had $1.8 billion of Euro denominated bonds outstanding as of December 31, 2022. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly rated counterparties. A failure by a swap counterparty to perform its obligations could, if the swap has a positive fair value to us and was not adequately collateralized, materially and adversely affect our earnings.

OPERATIONAL RISKS.

If we do not effectively and continually align our cost structure with our business operations, our results of operations and financial condition could be materially adversely affected.

We continually strive to align our cost structure with our business operations. The ability to properly size our cost structure is dependent upon a number of variables, including our ability to successfully execute on our business plans and growth initiatives and future legislative or regulatory changes. Persistent inflation, as experienced throughout 2022, could significantly increase our ongoing operating costs and reduce our net income. If we undertake cost reductions based on our business plan, those reductions could be too dramatic and could cause disruptions in our business, reductions in the quality of the services we provide or cause us to fail to comply with applicable regulatory standards. Alternatively, we may fail to implement, or be unable to achieve, necessary cost savings commensurate with our business and prospects. In either case, our business, results of operations and financial condition could be adversely affected.

A failure of our operating systems or infrastructure could disrupt our business, cause significant losses, result in regulatory action or damage our reputation.

A failure of our operating systems or infrastructure could disrupt our business. Our business is dependent on the ability to process and monitor large numbers of daily transactions in compliance with contractual, legal and regulatory standards and our own product specifications, both currently and in the future. We have strategic agreements with a third party, the primary provider of technology solutions for servicing our FFELP loans and our Private Education Loans. We, however, maintain the technology solutions for our other lines of business as well as our customer interactive infrastructure. As our processing demands and loan portfolios change, both in volume and in terms and conditions, our ability to develop and maintain our operating systems and infrastructure may become increasingly challenging. There is no assurance that we have adequately or efficiently developed, maintained, acquired or scaled such systems and infrastructure or will do so in the future.

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

Additionally, since the onset of the COVID-19 pandemic, we have drastically modified the manner in which we conduct our business. We continued to significantly reduce our footprint throughout 2022, expanded our work-from-home capabilities and implemented best practices for safety and hygiene. While most of our operations can be successfully performed remotely, there is no guarantee that this will continue in the future.

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

If one or more of such events occur, personal, confidential and other information processed and stored in, and transmitted through, our computer systems and networks could be jeopardized or could cause interruptions or malfunctions in our operations that could result in significant losses or reputational damage. We routinely transmit and receive personal, confidential and proprietary information, some of it through third parties. We maintain secure transmission capability and work to ensure that third parties follow similar procedures. Nevertheless, an interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, regulatory action and reputational harm. In the event personal, confidential or other information is jeopardized, intercepted, misused or mishandled, or our systems or those of third parties we rely upon suffer interruptions in service or loss of access, we may need to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to fines, penalties, litigation and settlement costs and financial losses that may not be insured or may not be fully covered through insurance. If one or more of such events occur, our business, financial condition or results of operations could be significantly and adversely affected.

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

Our work with government clients and servicing for the federal government exposes us to additional risks. Federal funding constraints and spending policy changes triggered by associated federal spending deadlines may result in disruption of payments for services we provide to the government, which could materially and adversely affect our business strategy or future business prospects.

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

Additionally, Navient receives payments from the federal government on its FFELP Loan portfolio. Payments for these services may be affected by various factors, including if in the future, the administration and Congress engage in a prolonged debate linking the federal deficit, debt ceiling and other budget issues. If U.S. lawmakers in the future fail to reach agreement on these issues, the federal government could stop or delay payment on its obligations, including those on services Navient provides with respect to the servicing of the FFELP Loan portfolio and other government-related work. Further, legislation to address the federal deficit and spending could impose proposals that would adversely affect the FFELP-related servicing business or other government-related work. A protracted reduction, suspension or cancellation of the demand for the services Navient provides, or proposed changes to the terms or pricing of services provided under existing contracts with the federal government, could have a material adverse effect on Navient’s revenues, cash flows, profitability and business outlook, and, as a result, could materially adversely affect its business, financial condition and results of operations. Navient cannot predict how or what programs or policies will be impacted by any actions that the Administration, Congress or the federal government may take.

Our business could be negatively impacted as a result of shareholder activism, including a proxy contest or an unsolicited takeover proposal.

We have been and may continue to be the subject of actions taken by activist shareholders. While we strive to maintain constructive, ongoing communications with all of our shareholders, and welcome their views and opinions with the goal of enhancing value for all shareholders, we may be subject to actions or proposals from activist shareholders that may not align with our business strategies or the interests of our other shareholders. For example, in December 2021, our Board of Directors adopted a short-term rights plan (Rights Plan) and declared a dividend distribution of one preferred share purchase right on each outstanding share of common stock. The purchase rights associated with the Rights Plan expired unexercised on December 22, 2022. The Rights Plan was designed to protect shareholder interests by reducing the likelihood that any person or group would gain control of the Company through the open-market accumulation of the Company’s shares without appropriately compensating our shareholders for control. Responding to such actions may be costly and time-consuming, disrupt our business and operations, or divert the attention of our board of directors, management, and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan.

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

The CFPB has authority with respect to several aspects of our business. It has authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws and examine us for compliance. The CFPB also has examination and enforcement authority with respect to various federal consumer financial laws for some providers of consumer financial products and services, including us. New rules if implemented, could have a material effect on our consumer lending or other businesses and may result in significant capital expenditures to develop systems that enable us to comply with the new regulations.

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

The CFPB filed an action against us in January of 2017 which is currently pending. A description of the CFPB action is included in "Note 12 – Commitments, Contingencies and Guarantees." Also, in January 2022, we entered into a series of Consent Judgments and Orders (the “Agreements”) with 40 State Attorneys General to resolve all matters in dispute related to the certain state attorneys general cases as well as the related investigations, subpoenas, civil investigative demands and inquiries from various other state regulators.

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

Our businesses are also subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection, and are subject to numerous state and federal laws and regulations. Several states have passed or proposed student loan servicing rules or legislation and several others have imposed license or other requirements. Imposition of new laws, rules or regulations or the failure to comply with these laws and regulations may result in significant costs, including litigation costs, and/or business sanctions including but not limited to termination or non-renewal of contracts.

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

Further, legislative and regulatory responses to COVID-19 have had a significant impact on our education loan portfolios. In compliance with the CARES Act and related executive actions, payments and interest accrual on all loans owned by ED have been suspended since March of 2020. See risk factor entitled “– Prepayments on our loans can materially impact our profitability, results of operations, financial condition, cash flows or future business prospects” for additional information on the SDR Plan.

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

In addition, in December 2021, our Board of Directors adopted a short-term rights plan (Rights Plan) and declared a dividend distribution of one preferred share purchase right on each outstanding share of common stock. The purchase rights associated with the Rights Plan expired on December 19, 2022. See “Note 9 – Stockholders’ Equity” for further discussion. We are also subject to Section 203 of the Delaware General Corporation Law. Section 203 generally provides that, with limited exceptions, persons who acquire, or are affiliated with a person that acquires, 15% or more of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the time at which that person or its affiliates becomes the holder of 15% or more of the corporation’s outstanding voting stock. Being subject to Section 203 could cause a delay in or completely prevent a change of control that shareholders may favor.

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

STRATEGIC RISK.

Net income on our existing FFELP Loan portfolio is declining over time. We may not be able to develop revenue streams to replace the declining revenue from FFELP Loans through increased private credit originations.

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

Additionally, our ability to grow is significantly dependent upon our ability to originate new in-school and refinance loans. The student loan refinance market experienced a significant downturn in 2022 as a result of the significant increase in interest rates, the proposed SDR Plan and the extended moratorium on student loan repayments. It is estimated that during 2022, the total education refinance market decreased by 80% as a result of higher interest rates and further extensions of the student loan payment moratorium. These factors have disincentivized some borrowers from refinancing their direct student loans and have negatively impacted our refinancing originations. To the extent that additional measures, such as the SDR Plan, are implemented, such implementation may negatively impact our future student loan origination volume and our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result. Additionally, see “– Prepayments on our loans can materially impact our profitability, results of operations, financial condition, cash flows or future business prospects”.

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

We are subject to a variety of legal proceedings in virtually every part of our business (see "Note 12 – Commitments, Contingencies and Guarantees" of this Annual Report). While we believe we have adopted appropriate legal and risk management and compliance programs, the diverse nature of our operations, including operations of business we have recently acquired, means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time. Some of these legal proceedings or other contingencies may materially adversely affect our business, financial condition or results from operations.

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

We compete with for-profit and not-for-profit servicing and business processing businesses, many with strong records of performance. We compete based on price, effectiveness and customer service metrics. To the extent our competitors compete aggressively or more effectively than us, we could lose market share to them or our service offerings may not prove to be profitable. Our business and financial condition may be harmed as a result.

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
We continue to work to align with the ARRC’s recommended best practices for completing the transition from LIBOR. All our new variable rate Private Education Loans issued since December 2021 are indexed to SOFR. Also, as of December 31, 2021, we have ceased entering into any other new contracts that are indexed to LIBOR and, where practicable, have engaged with counterparties to modify certain existing contracts to transition the existing reference rate from LIBOR to SOFR. With respect to our legacy variable rate Private Education Loans and other financial contracts that reference USD LIBOR and contain fallbacks provisions that clearly specify a method for the transition from LIBOR, we plan to transition such loans using such existing fallbacks. We have engaged with our IT vendors and impacted internal work groups to prepare and update our systems, procedures and processes to transition LIBOR-indexed contracts to SOFR. With respect to our financial instruments that do not include fallback provisions that clearly specify a method for the transition from LIBOR to an alternative benchmark rate, where practicable and commercially reasonable, we have made efforts to engage with customers, counterparties and investors to modify such instruments. Due to stringent noteholder consent requirements, it may be impracticable or impossible to modify certain financial instruments like certain of our ABS. Further, the SAP formula for our FFELP Loans, which is indexed to one-month LIBOR, cannot be modified without legislative action. Thus, in such instances, we will need to rely on federal legislation to transition to SOFR.

On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act) was signed into law. The LIBOR Act provides that for contracts that contain no fallback provision or contain fallback provisions that do not identify a specific USD LIBOR benchmark replacement (including the SAP formula for FFELP Loans), a benchmark replacement based on SOFR, as recommended by the Federal Reserve Bank of New York, will automatically replace the USD LIBOR benchmark in the contract after June 30, 2023. On December 16, 2022, the Federal Reserve Bank of New York adopted a final rule that implements the LIBOR Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. Following the enactment and implementation of the LIBOR Act, all of our financial instruments which are currently indexed to USD LIBOR will transition to SOFR by no later than June 30, 2023. Specifically, after June 30, 2023, the SAP formula for FFELP Loans will transition to 30-day Average SOFR and our LIBOR-indexed FFELP ABS contracts that are subject to the LIBOR Act will transition to 30-day or 90-day Average SOFR. Our LIBOR-indexed Private Education Loan ABS contracts that are subject to the LIBOR Act will transition to 1-month or 3-month Term SOFR. Similarly, our LIBOR-indexed Private Education Loans will transition to 1-month or 3-month Term SOFR. Our LIBOR-indexed derivatives will transition to the Fallback Rate (SOFR) as defined in the ISDA 2020 IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association, Inc. on October 23, 2020.

For a discussion of the risks related to the LIBOR transition, see “Risk Factors – Market, Funding & Liquidity Risk – The transition away from the LIBOR reference rate to the Secured Overnight Financing Rate (SOFR) may create uncertainty in the capital markets and may negatively impact the value of existing LIBOR based financial instruments and our financial results and business.”

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at December 31, 2022 and December 31, 2021, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of December 31, 2022 Impact on Annual Earnings If:		As of December 31, 2021 Impact on Annual Earnings If:
	Interest Rates:		Interest Rates:
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities(1)	$58	$(41)	$4	$40
Mark-to-market gains (losses) on derivative and hedging activities	35	(28)	73	(103)
Increase (decrease) in income before taxes	$93	$(69)	$77	$(63)
Increase (decrease) in net income after taxes	$72	$(53)	$59	$(49)
Increase (decrease) in diluted earnings per common share	$.55	$(.41)	$.38	$(.31)

(1) If decreasing interest rates by 100 basis points results in a negative interest rate, we assume the interest rate is 0% for this disclosure (as opposed to being a negative interest rate).

	At December 31, 2022
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$59,306	$(81)	—%	$120	—
Other earning assets	4,974	—	—	—	—
Other assets	3,571	36	1	(29)	(1)
Total assets gain/(loss)	$67,851	$(45)	—%	$91	—
Liabilities
Interest-bearing liabilities	$63,531	$(250)	—%	$272	—
Other liabilities	922	125	14	(134)	(15)
Total liabilities (gain)/loss	$64,453	$(125)	—	$138	—

	At December 31, 2021
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$74,772	$(279)	—%	$432	1%
Other earning assets	3,845	—	—	—	—
Other assets	3,948	(124)	(3)	263	7
Total assets gain/(loss)	$82,565	$(403)	—%	$695	1%
Liabilities
Interest-bearing liabilities	$77,040	$(356)	—%	$386	1%
Other liabilities	1,019	(40)	(4)	193	19
Total liabilities (gain)/loss	$78,059	$(396)	(1)%	$579	1%

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

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged FFELP Loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; (ii) certain FFELP fixed rate loans becoming variable interest rate loans when variable interest rates rise above a certain level (Special Allowance Payment of “SAP”). When these loans are funded with fixed rate debt (as we do for a portion of the portfolio to economically hedge Floor Income) we earn additional interest income when earning the higher variable rate that is in effect; and (iii) a portion of our variable rate assets being funded with fixed rate liabilities. Item (i) will generally cause income to decrease when interest rates increase and income to increase when interest rates decrease. Item (ii) and (iii) have the opposite effect. The changes due to the interest rate scenarios in the current period are primarily a result of item (ii) having a more significant impact than item (i) as a result of interest rates being significantly higher compared to the prior period. The changes in the prior period are a result of item (i) having a more significant impact than item (ii) primarily as a result of interest rates being significantly lower at that time. In addition, item (iii) had more of an impact in the prior period due to a higher balance of variable rate assets being funded with fixed rate liabilities.

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in both periods is primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment.

In both periods, the mark-to-market gains (losses) are primarily related to derivatives that don’t qualify for hedge accounting that are used to economically hedge Floor Income as well as the origination of fixed rate Private Education Refinance loans. As a result of not qualifying for hedge accounting, there is not an offsetting mark- to-market of the hedged item in this analysis. The mark-to-market gains (losses) where interest rates increase and decrease 100 basis points are lower in 2022 than 2021 primarily as a result of 2022's higher interest rate environment's impact on derivatives used to hedge Floor Income and a decline in the notional amount of derivatives outstanding in connection with the decrease in the education loan portfolio over that time period.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31, 2022. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.3	$—	$2.3
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.1	—	.1
Prime	quarterly	1.3	—	1.3
Prime	monthly	4.4	—	4.4
3-month LIBOR	quarterly	.3	18.6	(18.3)
1-month LIBOR	monthly	2.9	26.7	(23.8)
1-month LIBOR	daily	41.0	—	41.0
SOFR(2)	various	.1	.8	(.7)
Non-Discrete reset(2)(3)	monthly	—	4.4	(4.4)
Non-Discrete reset(4)	daily/weekly	4.9	.1	4.8
Fixed Rate(5)		13.3	20.2	(6.9)
Total		$70.8	$70.8	$—

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

Core Earnings Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.3	$—	$2.3
3-month Treasury bill	annual	.2	—	.2
Prime	annual	.1	—	.1
Prime	quarterly	1.3	—	1.3
Prime	monthly	4.4	—	4.4
3-month LIBOR	quarterly	.3	3.6	(3.3)
1-month LIBOR	monthly	2.9	40.5	(37.6)
1-month LIBOR	daily	41.0	—	41.0
SOFR(2)	various	.1	.8	(.7)
Non-Discrete reset(2)(3)	monthly	—	4.4	(4.4)
Non-Discrete reset(4)	daily/weekly	4.9	.1	4.8
Fixed Rate(5)		13.4	21.5	(8.1)
Total		$70.9	$70.9	$—

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

Properties

The following table lists the principal facilities owned by us as of December 31, 2022:

Location	Function	Business Segment(s)	Approximate Square Feet
Wilkes-Barre, PA	Loan Servicing Center	Federal Education Loans; Consumer Lending; Business Processing	133,000
Muncie, IN	Processing Center	Federal Education Loans; Consumer Lending; Business Processing	75,400
Big Flats, NY	Pioneer Credit Recovery — Processing Center	Business Processing	60,000
Arcade, NY	Pioneer Credit Recovery — Processing Center	Business Processing	45,000
Perry, NY	Pioneer Credit Recovery — Processing Center	Business Processing	40,000

The following table lists the principal facilities leased by us as of December 31, 2022:

Location	Function	Business Segment(s)	Approximate Square Feet
Fishers, IN(1)	Loan Servicing and Data Center	Federal Education Loans; Consumer Lending; Other	79,000
Herndon, VA	Administrative Offices	Federal Education Loans; Consumer Lending; Business Processing; Other	43,000
Hendersonville, TN(2)	Xtend Healthcare — Revenue Cycle Management	Business Processing	36,000
Moorestown, NJ	Pioneer Credit Recovery — Processing Center	Business Processing	30,000
Wilmington, DE	Headquarters	Federal Education Loans; Consumer Lending; Business Processing; Other	25,500
Milwaukee, WI(3)	Duncan Solutions — Business Processing	Business Processing	22,000
Guaynabo, PR	PAM Puerto Rico — Business Processing	Business Processing	21,000
Irving, TX	Duncan Solutions — Business Processing	Business Processing	21,000
Salt Lake City, UT	Earnest – Loan Originations	Consumer Lending	14,000

(1)
Fishers building sold in July 2022 and leased back office and data center space over a 10-year lease term.
(2)
Approximately 22,000 square feet was vacated and the lease for this space terminated.
(3)
Milwaukee placed in abandonment status in 2022.

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

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ under the symbol NAVI. As of January 31, 2023, there were 128,941,323 shares of our common stock outstanding and 260 holders of record.

We paid quarterly cash dividends on our common stock of $0.16 per share for each quarter of 2021 and 2022.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchases of shares of our common stock in the three months ended December 31, 2022.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
Oct 1 – Oct 31, 2022	2.2	$15.16	2.2	$652
Nov 1 – Nov 30, 2022	2.1	15.74	2.1	$619
Dec 1 – Dec 31, 2022	1.2	16.75	1.1	$600
Total fourth quarter	5.5	$15.72	5.4

(1)
The total number of shares purchased includes shares purchased under the stock repurchase program discussed below and tax withholding obligations in connection with vesting of restricted stock and restricted stock units.

(2)
In December 2021, our board of directors approved a $1 billion multi-year share repurchase program.

Stock Performance

The following performance graph compares the yearly dollar change in our cumulative total shareholder return on our common stock to that of the S&P 400 Financials and the S&P Midcap 400 Index. The graph assumes a base investment of $100 at December 31, 2017 and reinvestment of dividends through December 31, 2022.

Company/Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Navient Corporation	$100.0	$69.6	$113.4	$87.2	$195.4	$157.5
S&P 400 Financials	$100.0	$84.0	$106.1	$104.3	$138.7	$133.8
S&P Midcap 400 Index	$100.0	$88.9	$112.2	$127.5	$159.0	$138.2

Source: Bloomberg Total Return Analysis

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2022. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report which appears below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2023 Proxy Statement, including in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Other Matters — Delinquent Section 16(a) Reports" (if applicable) and “Corporate Governance,” and is incorporated herein by reference.

Executive Compensation

The information required by this item will be contained in the 2023 Proxy Statement, including in the sections titled “Executive Compensation” and “Director Compensation,” and is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2023 Proxy Statement, including in the sections titled “Ownership of Common Stock” and “Ownership of Common Stock by Directors and Executive Officers,” and is incorporated herein by reference.

The table below presents information as of December 31, 2022, relating to our equity compensation plans or arrangements pursuant to which grants of options, restricted stock, restricted stock units, stock units or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	Weighted Average Exercise Price of Outstanding Options and Rights	Average Remaining Life (Years) of Options Outstanding	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Navient Corporation 2014 Omnibus Incentive Plan:
Traditional options	—	$—	—
Net-Settled Options	145,647	13.63	.1
RSUs	2,192,517	—	—
PSUs	1,359,064	—	—
Total	3,697,228	13.63	.1	13,259,275
ESPP(2)	—	—	—	1,660,310
Total approved by security holders	3,697,228	$13.63	.1	14,919,585
Total not approved by security holders	—	$—	—	—

(1)
Upon exercise of a net-settled option, optionees are entitled to receive the after-tax spread shares only. The spread shares equal the gross number of options granted less shares for the option cost. Accordingly, this column reflects the net-settled option spread shares issuable on December 31, 2022, where provided. PSUs granted in 2020 vest after a three-year performance period (2020-2022), with the potential payout ranging from 0% to 150% of the target award. Based on the Company’s actual performance during the three-year performance period relative to pre-established performance goals, these PSUs will vest at 115% of the target amount and will be settled in shares of the Company’s common stock two business days after the Company files its Form 10-K for the year ended December 31, 2022. These 2020 PSUs are shown above as outstanding on December 31, 2022, based on the final achieved amount (i.e., 115% of the target amount).
(2)
Number of shares available for issuance under the Navient Corporation ESPP as of December 31, 2022. The ESPP was approved on April 8, 2014 by the company now known as SLM Corporation, then our sole shareholder. The ESPP became effective May 1, 2014. The Company amended the ESPP effective November 1, 2015 to alter the offering period for employees of recently acquired subsidiaries. The Company again amended the ESPP on April 4, 2019, subject to shareholder approval, to increase the shares available for issuance under the plan by 2 million shares. This amendment was approved by the Company’s shareholders on June 6, 2019. The Company again amended the ESPP on May 21, 2020, to eliminate the accrual of interest on individual account balances for periods after July 31, 2020.

Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2023 Proxy Statement, including under “Other Matters — Certain Relationships and Transactions” and “Corporate Governance,” and is incorporated herein by reference.

Principal Accountant Fees and Services

The information required by this item will be contained in the 2023 Proxy Statement, including under “Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

4.1*	Description of Registrant’s Securities registered under Section 12 of the Exchange Act.

4.2	Indenture, dated as of July 18, 2014, between Navient Corporation and Bank of New York Mellon, as trustee, (incorporated by reference to Exhibit 4.1 to Form S-3ASR filed on July 18, 2014).

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

10.24*

Consent Judgment and Orders dated January 13, 2022 between Navient Corporation, Navient Solutions, LLC and Pioneer Credit Recovery, Inc. and the Attorney General for the State of Washington as a representative example of the Agreement between the Navient Parties and the State Attorneys General for the States (incorporated by reference to Exhibit 10.24 and the list of States and Localities that are a party to the Consent Judgment and Orders included on Exhibit 10.24.1, both exhibits of which are included on Form 10-K filed on February 25, 2022).

10.25†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 28, 2021).

10.26

Nomination and Cooperation Agreement, dated April 14, 2022 by and among Navient Corporation, Mr. Edward J. Bramson, Sherborne Investors Management LP and Newbury Investors LLC (together with Sherborne Investors Management LP and the Sherborne Designee (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on April 18, 2022).

10.27†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 27, 2022).

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

Dated: February 24, 2023

NAVIENT CORPORATION

By:	/s/ JOHN F. REMONDI
John F. Remondi President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. REMONDI John F. Remondi	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2023

/s/ JOE FISHER Joe Fisher	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2023

/s/ LINDA A. MILLS Linda A. Mills	Chair of the Board of Directors	February 24, 2023

/s/ FREDERICK ARNOLD Frederick Arnold	Director	February 24, 2023

/s/ EDWARD BRAMSON Edward Bramson	Director	February 24, 2023

/s/ ANNA ESCOBEDO CABRAL Anna Escobedo Cabral	Director	February 24, 2023

/s/ LARRY A. KLANE Larry A. Klane	Director	February 24, 2023

/s/ MICHAEL A. LAWSON Michael A. Lawson	Director	February 24, 2023

/s/ JANE J. THOMPSON Jane J. Thompson	Director	February 24, 2023

/s/ LAURA S. UNGER Laura S. Unger	Director	February 24, 2023

/s/ DAVID L. YOWAN David L. Yowan	Director	February 24, 2023

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Navient Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Navient Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Navient Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Navient Corporation and subsidiaries (the Company) as of December 31, 2022 and December 31, 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for loan losses on private education loans

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company’s total allowance for loan losses for private education loans (private education ALL) was $800 million as of December 31, 2022. For the private education ALL, the expected credit losses are the product of a transition rate model determining the Company’s estimates of probability of default and prepayment as well as loss given default on an undiscounted basis. The Company makes estimates regarding transition rates including prepayments and recoveries on defaults including expected future recoveries on previously fully charged-off loans (expected recoveries). The model used to project losses utilizes key credit quality indicators of the loan portfolio and predicts how those attributes are expected to perform at the loan level in connection with the forecasted economic conditions over the contractual term of the loans including any prepayments and extension options within the control of the borrower. The private education ALL incorporates reasonable and supportable forecasts of various macro-economic variables and several forecast scenarios over the remaining life of the loans. The development of the reasonable and supportable forecasts incorporates an assumption that each macro-economic variable will revert to a long-term expectation. Qualitative adjustments are based on factors not reflected in the quantitative model.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the private education ALL estimate including controls over:

•
development of the private education ALL methodology
•
continued use and appropriateness of changes made to the model
•
identification and determination of significant assumptions used in the model to estimate credit losses
•
development of the qualitative adjustments
•
performance monitoring of the model
•
analysis of private education ALL results, trends, and ratios.

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
•
evaluating the selection of the economic forecasted scenarios, including the weighting of the scenarios, and underlying assumptions by comparing it to business environment and relevant industry practices
•
evaluating the length of reasonable and supportable forecast periods by comparing them to specific portfolio risk characteristics and trends
•
evaluating the expected recoveries by comparing them to relevant Company-specific metrics and trends, the applicable industry and regulatory practices, and to an independently developed expected recoveries range
•
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

McLean, Virginia
February 24, 2023

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2022	December 31, 2021
Assets
FFELP Loans (net of allowance for losses of $222 and $262, respectively)	$43,525	$52,641
Private Education Loans (net of allowance for losses of $800 and $1,009, respectively)	18,725	20,171
Investments
Held-to-maturity	60	74
Other	107	193
Total investments	167	267
Cash and cash equivalents	1,535	905
Restricted cash and cash equivalents	3,272	2,673
Goodwill and acquired intangible assets, net	705	725
Other assets	2,866	3,223
Total assets	$70,795	$80,605
Liabilities
Short-term borrowings	$5,870	$2,490
Long-term borrowings	61,026	74,488
Other liabilities	922	1,019
Total liabilities	67,818	77,997
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized at December 31, 2021; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 1.125 billion shares authorized: 461 million and 459 million shares issued, respectively	4	4
Additional paid-in capital	3,313	3,282
Accumulated other comprehensive loss (net of tax expense (benefit) of $29 and $(45), respectively)	87	(133)
Retained earnings	4,490	3,939
Total Navient Corporation stockholders’ equity before treasury stock	7,894	7,092
Less: Common stock held in treasury at cost: 331 million and 305 million shares, respectively	(4,917)	(4,495)
Total Navient Corporation stockholders’ equity	2,977	2,597
Noncontrolling interest	—	11
Total equity	2,977	2,608
Total liabilities and equity	$70,795	$80,605

Supplemental information — assets and liabilities of consolidated variable interest entities:

	December 31, 2022	December 31, 2021
FFELP Loans	$43,465	$52,502
Private Education Loans	17,207	18,147
Restricted cash	3,233	2,649
Other assets, net	1,356	1,522
Short-term borrowings	4,458	2,188
Long-term borrowings	55,598	67,107
Net assets of consolidated variable interest entities	$5,205	$5,525

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Interest income:
FFELP Loans	$1,966	$1,464	$1,837
Private Education Loans	1,195	1,181	1,445
Cash and investments	62	3	16
Total interest income	3,223	2,648	3,298
Total interest expense	2,102	1,316	2,046
Net interest income	1,121	1,332	1,252
Less: provisions for loan losses	79	(61)	155
Net interest income after provisions for loan losses	1,042	1,393	1,097
Other income (loss):
Servicing revenue	77	168	214
Asset recovery and business processing revenue	336	539	458
Other income	32	30	20
Gains on sales of loans	—	78	—
Gains (losses) on debt repurchases	—	(73)	(6)
Gains (losses) on derivative and hedging activities, net	171	64	(256)
Total other income	616	806	430
Expenses:
Salaries and benefits	444	569	497
Other operating expenses	332	638	467
Total operating expenses	776	1,207	964
Goodwill and acquired intangible asset impairment and amortization expense	19	30	22
Restructuring/other reorganization expenses	36	26	9
Total expenses	831	1,263	995
Income before income tax expense	827	936	532
Income tax expense	182	219	120
Net income	$645	$717	$412
Basic earnings per common share	$4.54	$4.23	$2.14
Average common shares outstanding	142	170	193
Diluted earnings per common share	$4.49	$4.18	$2.12
Average common and common equivalent shares outstanding	144	172	195
Dividends per common share	$.64	$.64	$.64

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2022	2021	2020
Net income	$645	$717	$412
Net changes in cash flow hedges, net of taxes(1)	220	141	(183)
Total comprehensive income	$865	$858	$229

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

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Common Stock Shares			Common	Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders’	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2020	453,778,975	(267,476,521)	186,302,454	$4	$3,226	$(274)	$3,331	$(3,854)	$2,433	$14	$2,447
Comprehensive income:
Net income	—	—	—	—	—	—	717	—	717	—	717
Other comprehensive income (loss), net of tax	—	—	—	—	—	141	—	—	141	—	141
Total comprehensive income	—								858		858
Cash dividends:
Common stock ($.64 per share)	—	—	—	—	—	—	(107)	—	(107)	—	(107)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)		(2)		(2)
Issuance of common shares	4,850,409	—	4,850,409	—	34	—	—	—	34	—	34
Stock-based compensation expense	—	—	—	—	22	—	—	—	22	—	22
Common stock repurchased	—	(34,371,073)	(34,371,073)	—	—	—	—	(600)	(600)	—	(600)
Shares repurchased related to employee stock-based compensation plans	—	(3,039,019)	(3,039,019)	—	—	—	—	(41)	(41)	—	(41)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2021	458,629,384	(304,886,613)	153,742,771	$4	$3,282	$(133)	$3,939	$(4,495)	$2,597	$11	$2,608

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Common Stock Shares			Common	Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders’	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2021	458,629,384	(304,886,613)	153,742,771	$4	$3,282	$(133)	$3,939	$(4,495)	$2,597	$11	$2,608
Comprehensive income (loss):
Net income	—	—	—	—	—	—	645	—	645	—	645
Other comprehensive income (loss), net of tax	—	—	—	—	—	220	—	—	220	—	220
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	865	—	865
Cash dividends:	—
Common stock ($.64 per share)	—	—	—	—	—	—	(91)	—	(91)	—	(91)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Issuance of common shares	2,458,206	—	2,458,206	—	12	—	—	—	12	—	12
Stock-based compensation expense	—	—	—	—	19	—	—	—	19	—	19
Common stock repurchased	—	(24,811,009)	(24,811,009)	—	—	—	—	(400)	(400)	—	(400)
Shares repurchased related to employee stock-based compensation plans	—	(1,180,530)	(1,180,530)	—	—	—	—	(22)	(22)	—	(22)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(11)	(11)
Balance at December 31, 2022	461,087,590	(330,878,152)	130,209,438	$4	$3,313	$87	$4,490	$(4,917)	$2,977	$—	$2,977

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2022	2021	2020
Operating activities
Net income	$645	$717	$412
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) on sale of education loans	—	(78)	—
(Gains) losses on debt repurchases	—	73	6
Goodwill and acquired intangible asset impairment and amortization expense	19	30	22
Stock-based compensation expense	19	22	18
Mark-to-market (gains)/losses on derivative and hedging activities, net	(590)	(433)	340
Provisions for loan losses	79	(61)	155
(Increase) decrease in accrued interest receivable	(147)	47	22
Increase (decrease) in accrued interest payable	159	(55)	(113)
Decrease in other assets	387	145	177
(Decrease) increase in other liabilities	(266)	295	(52)
Total adjustments	(340)	(15)	575
Total net cash provided by operating activities	305	702	987
Investing activities
Education loans originated and acquired	(2,051)	(6,104)	(4,641)
Principal payments on education loans	12,540	11,137	11,179
Proceeds from sales of education loans	—	1,588	—
Other investing activities, net	96	68	(90)
Purchase of subsidiary, net of cash acquired	—	(16)	—
Total net cash provided by investing activities	10,585	6,673	6,448
Financing activities
Borrowings collateralized by loans in trust - issued	2,243	7,973	7,959
Borrowings collateralized by loans in trust - repaid	(12,581)	(11,163)	(11,858)
Asset-backed commercial paper conduits, net	1,094	(2,169)	(1,915)
Long-term unsecured notes issued	—	1,237	682
Long-term unsecured notes repaid	(15)	(2,702)	(1,832)
Other financing activities, net	89	197	(192)
Common stock repurchased	(400)	(600)	(400)
Common dividends paid	(91)	(107)	(123)
Total net cash used in financing activities	(9,661)	(7,334)	(7,679)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	1,229	41	(244)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	3,578	3,537	3,781
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$4,807	$3,578	$3,537
Cash disbursements made (refunds received) for:
Interest	$1,904	$1,378	$2,059
Income taxes paid	$30	$190	$74
Income taxes received	$(12)	$(11)	$—
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$1,535	$905	$1,183
Restricted cash and restricted cash equivalents	3,272	2,673	2,354
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$4,807	$3,578	$3,537
Supplemental cash flow information:
Non-cash activities
Investing activity - Held-to-maturity asset backed securities retained related to sales of education loans	$—	$83	$—
Operating activity - Servicing assets recognized upon sales of education loans	—	21	—

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

With a focus on data-driven insights, service, compliance and innovative support, Navient’s business consists of:

•
Federal Education Loans

We own a portfolio of $43.5 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. As a servicer on our own portfolio and for third parties, we deploy data-driven approaches to support the success of our customers. Our flexible and scalable infrastructure manages large volumes of complex transactions, simplifying the customer experience and continually improving efficiency.

•
Consumer Lending

We help students and families succeed through the paying-for-college journey with innovative planning tools, student loans and refinancing products. Our $18.7 billion Private Education Loan portfolio demonstrates high customer success rates. In 2022, we originated $2.0 billion in Private Education Loans.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued)

We consolidate any VIEs where we have determined we are the primary beneficiary. A VIE is a legal entity that does not have sufficient equity at risk to finance its own operations, or whose equity holders do not have the power to direct the activities that most significantly affect the economic performance of the entity, or whose equity holders do not share proportionately in the losses or benefits of the entity. The primary beneficiary of the VIE is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As it relates to our securitizations and other secured borrowing facilities that are VIEs as of December 31, 2022 that we consolidate, we are the primary beneficiary as we are the servicer of the related education loan assets and own the Residual Interest of the securitization trusts and secured borrowing facilities.

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

Related to this standard:

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
•
CECL requires our expected future recoveries on previously fully charged-off loans to be presented within the allowance for loan loss whereas previously, we accounted for our receivable for partially charged-off loans as part of our Private Education Loan portfolio. This change is only a change in classification on the balance sheet and did not impact retained earnings at adoption of CECL or provision and net income post-adoption.
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

FFELP Loans are insured as to their principal and accrued interest in the event of default subject to a Risk Sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98% reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, we receive 97% reimbursement. For loans disbursed prior to October 1, 1993, we receive 100% reimbursement. We charge off the amount for which we do not receive reimbursement on the defaulted loan balance

Upon adoption of CECL on January 1, 2020, the total allowance for loan losses increased by $802 million (excluding the impact of the balance sheet reclassifications related to the expected future recoveries and PCD portfolio discussed above). This had a corresponding reduction to equity of $620 million.

(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance as of December 31, 2019 (prior to CECL)	$64	$1,048	$1,112
Transition adjustments made under CECL on January 1, 2020:
Current expected credit losses on non-PCD portfolio(1)	260	542	802
Current expected credit losses on PCD portfolio(2)	—	43	43
Reclassification of the expected future recoveries on previously fully charged-off loans(3)	—	(588)	(588)
Net increase to allowance for loan losses under CECL	260	(3)	257
Allowance as of January 1, 2020 after CECL	$324	$1,045	$1,369

(1)
Recorded net of tax through retained earnings. Resulted in a $620 million reduction to equity.
(2)
Recorded as an increase in basis of the loans. No impact to equity.
(3)
Reclassification of the expected future recoveries on previously fully charged-off loans (previously referred to as the receivable for partially charged-off loans) from the Private Education Loan balance to the allowance for loan losses. No impact to equity.

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

We do not record servicing assets or servicing liabilities when our securitization trusts are consolidated. As of December 31, 2022, we had $15 million of servicing assets on our balance sheet, recorded in connection with asset sales where we retained the servicing.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued)

Education Loan Interest Income

For loans classified as held-for-investment, we recognize education loan interest income as earned, adjusted for the amortization of premiums (which includes premiums from loan purchases and capitalized direct origination costs), discounts and Repayment Borrower Benefits. These adjustments result in income being recognized based upon the expected yield of the loan over its life after giving effect to expected prepayments (i.e., the effective interest rate method). We amortize premium and discount on education loans using a Constant Prepayment Rate (CPR) which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. In determining the CPR, we only consider payments made in excess of contractually required payments. This would include loan refinancing and consolidations and other early payoff activity. For Repayment Borrower Benefits, the estimates of their effect on education loan yield are based on analyses of historical payment behavior of customers who are eligible for the incentives and its effect on the ultimate qualification rate for these incentives. We regularly evaluate the assumptions used to estimate the prepayment speeds and the qualification rates used for Repayment Borrower Benefits. In instances where there are changes to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the acquisition of the loan. We do not amortize any premiums, discounts or other adjustments to the basis of education loans when they are classified as held-for-sale.

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

Asset Recovery and Business Processing Revenue

We account for certain asset recovery and business processing contract revenue (herein referred to as revenue from contracts with customers) in accordance with ASC 606, “Revenue from Contracts with Customers.” (All Business Processing segment and the majority of the Federal Education Loan segment asset recovery and business processing revenue is accounted for under ASC 606.) Revenue earned by our Federal Education Loans segment is derived from asset recovery activities related to the collection of delinquent education loans on behalf of third parties. Revenue earned by our Business Processing segment is derived from government services, which includes receivables management services and account processing solutions, and healthcare services, which includes revenue cycle management services.

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

Trading Activities

When derivative instruments do not qualify as hedges, they are accounted for as trading instruments where all changes in fair value are recorded through earnings with no consideration for the corresponding change in fair value of the economically hedged item. Some of our derivatives, primarily Floor Income Contracts, basis swaps and certain LIBOR swaps do not qualify for hedge accounting treatment. Regardless of the accounting treatment, we consider these derivatives to be economic hedges for risk management purposes. We use this strategy to minimize our exposure to changes in interest rates.

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

During 2022 and 2021, the Company incurred $36 million and $26 million, respectively, of restructuring/other reorganization expenses, primarily due to severance-related costs, facility lease terminations and the impairment of a facility held for sale. Expense in 2022 primarily relates to severance in connection with the Company's decision to exit (primarily the FFELP asset recovery business) and consolidate certain business lines and other efficiency initiatives. Expense in 2021 primarily relates to facility lease terminations and the impairment of a facility that was subsequently sold as the Company reduced and consolidated its facility footprint to become more efficient.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

Effective in 2020 and Forward

Rate Reform

In March 2020 (and as amended in December 2022), the FASB issued ASU No. 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional temporary relief for companies who are preparing for the discontinuation of interest rates indexed to the London Interbank Offered Rate (LIBOR). The ASU provides companies with guidance in the form of expedients and exceptions related to contract modifications and hedge accounting to ease the burden of and simplify the accounting associated with transitioning away from LIBOR. Modifications of qualifying contracts are accounted for as the continuation of an existing contract rather than as a new contract. Modifications of qualifying hedging relationships will not require discontinuation of the existing hedge accounting relationships. One-month and three-month LIBOR will be discontinued after June 30, 2023. Our instruments that are indexed to one-month and three-month LIBOR will be indexed to SOFR after that date. There is $16 billion of debt as of December 31, 2022, that is in either a fair value or cash flow hedge relationship using LIBOR swaps. We will use the hedge accounting expedients in this ASU when those swaps transition to SOFR. As a result, these hedges will not result in the discontinuation of the existing hedge accounting relationships.

Troubled Debt Restructurings

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the troubled debt restructurings (TDRs) recognition and measurement guidance and instead requires an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan. The ASU also enhances the disclosure requirements for certain modifications of receivables made to borrowers experiencing financial difficulty. This guidance is effective on January 1, 2023. Currently, prior to adopting this new guidance on January 1, 2023, as it relates to interest rate concessions granted as part of our Private Education Loan modification program, a discounted cash flow model is used to calculate the amount of interest forgiven for loans currently in the program and the present value of this interest rate concession is included as a part of the allowance for loan loss. The new guidance no longer requires the measurement and recognition of this element of our allowance for loan loss for new modifications that occur subsequent to January 1, 2023. As of December 31, 2022, the allowance for loan loss included $77 million related to this interest rate concession component of the allowance for loan loss. This $77 million will release in future periods as the borrowers exit their current modification program.
3. Education Loans

Education loans consist of FFELP and Private Education Loans.

There are two principal categories of FFELP Loans: Stafford and Consolidation Loans. Generally, Stafford loans have repayment periods of between 5 and 10 years. Consolidation Loans have repayment periods of 12 to 30 years. FFELP Loans do not require repayment, or have modified repayment plans, while the customer is in-school and during the grace period immediately upon leaving school. The customer may also be granted a deferment or forbearance for a period of time based on need, during which time the customer is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment and forbearance period. FFELP Loans obligate the customer to pay interest at a stated fixed rate or a variable rate reset annually (subject to a cap) on July 1 of each year depending on when the loan was originated and the loan type. FFELP Loans disbursed before April 1, 2006 earn interest at the greater of the borrower’s rate or a floating rate based on the Special Allowance Payment (SAP) formula, with the interest earned on the floating rate that exceeds the interest earned from the customer being paid directly by ED. For loans disbursed after April 1, 2006, FFELP Loans effectively only earn at the SAP rate, as the excess interest earned when the borrower rate exceeds the SAP rate (Floor Income) is required to be rebated to ED.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Education Loans (Continued)

"In-school" Private Education Loans are loans originally made to borrowers while they are attending school whereas "Refinance" Private Education Loans are loans where a borrower has refinanced their education loans. Private Education Loans bear the full credit risk of the customer. Private Education Refinance Loans generally have a fixed interest rate with in-school Private Education Loans generally at a variable rate indexed to LIBOR or Prime indices. The majority of in-school loans in our portfolio are cosigned. Similar to FFELP loans, Private Education Loans are generally non-dischargeable in bankruptcy. Most loans have repayment terms of 10 to 15 years or more, and for loans made prior to 2009, payments are typically deferred until after graduation. However, since 2009 we began to encourage interest-only or fixed payment options while the customer is enrolled in school.

As of December 31, 2022, the balance of in-school loans that had been originated since 2020 was $372 million. These in-school Private Education Loans are generally fixed rate. In early 2020, Navient entered into a loan purchase agreement with a third party whereby Navient provides marketing services to the third party for the purpose of originating in-school loans, and once disbursed in-full those loans are purchased by Navient. The difference between the marketing fee paid to Navient by the third party and the premium paid to the third party by Navient for the loans, is deferred and amortized through loan income over the life of the loans. In October 2022, the agreement was amended to a Participation Agreement, whereby Navient purchases a participation interest in each loan immediately after disbursement, thereby carrying the loans on-balance sheet before holding legal title to the loan. Once the loan is fully disbursed, Navient purchases the remaining interest in the loan from the third party and full legal title to the loan is transferred to Navient.

The estimated weighted average life of education loans in our portfolio was approximately 6 years at December 31, 2022 and 2021. The following table reflects the distribution of our education loan portfolio by program.

	December 31, 2022		Year Ended December 31, 2022
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford Loans, net	$15,691	25%	$17,475	3.93%
FFELP Consolidation Loans, net	27,834	45	31,708	4.04
Private Education Loans, net	18,725	30	20,524	5.82
Total education loans, net	$62,250	100%	$69,707	4.53%

	December 31, 2021		Year Ended December 31, 2021
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford Loans, net	$18,219	25%	$19,270	2.19%
FFELP Consolidation Loans, net	34,422	47	36,748	2.84
Private Education Loans, net	20,171	28	21,225	5.57
Total education loans, net	$72,812	100%	$77,243	3.42%

As of December 31, 2022 and 2021, 84% and 87%, respectively, of our education loan portfolio was in repayment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Allowance for Loan Losses

Allowance for Loan Losses Rollforward

	Year Ended December 31, 2022
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$262	$1,009	$1,271
Total provision	—	79	79
Charge-offs:
Gross charge-offs	(40)	(370)	(410)
Expected future recoveries on current period gross charge-offs	—	57	57
Total(1)	(40)	(313)	(353)
Adjustment resulting from the change in charge-off rate(2)	—	(30)	(30)
Net charge-offs	(40)	(343)	(383)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	55	55
Allowance at end of period	$222	$800	$1,022
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate(2)	.10%	1.59%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(2)	—%	.15%
Net charge-offs as a percentage of average loans in repayment	.10%	1.74%
Ending total loans	$43,747	$19,525
Average loans in repayment	$40,332	$19,796
Ending loans in repayment	$34,372	$18,770

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
(2)
An increase in the net charge-off rate on defaulted Private Education Loans in 2022 resulted in a $30 million reduction in the balance of expected future recoveries on previously fully charged-off loans.
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

Year Ended December 31,
(Dollars in millions)	2022
Beginning of period expected future recoveries on previously fully charged-off loans	$329
Expected future recoveries of current period defaults	57
Recoveries (cash collected)	(56)
Charge-offs (as a result of lower recovery expectations)	(56)
End of period expected future recoveries on previously fully charged-off loans	$274
Change in balance during period	$(55)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Allowance for Loan Losses (Continued)

	Year Ended December 31, 2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$288	$1,089	$1,377
Provision:
Reversal of allowance related to loan sales(1)	—	(107)	(107)
Remaining provision	—	46	46
Total provision	—	(61)	(61)
Charge-offs:
Gross charge-offs	(26)	(175)	(201)
Expected future recoveries on current period gross charge-offs	—	22	22
Total(2)	(26)	(153)	(179)
Adjustment resulting from the change in charge-off rate(3)	—	(16)	(16)
Net charge-offs	(26)	(169)	(195)
Decrease in expected future recoveries on previously fully charged-off loans(4)	—	150	150
Allowance at end of period	$262	$1,009	$1,271
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate(3)	.06%	.76%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(3)	—%	.08%
Net charge-offs as a percentage of average loans in repayment	.06%	.84%
Ending total loans	$52,903	$21,180
Average loans in repayment	$45,781	$20,150
Ending loans in repayment	$44,390	$20,284

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
(3)
An increase in the net charge-off rate on defaulted Private Education Loans in 2021 resulted in a $16 million reduction in the balance of expected future recoveries on previously fully charged-off loans.
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

Year Ended December 31,
(Dollars in millions)	2021
Beginning of period expected future recoveries on previously fully charged-off loans	$479
Expected future recoveries of current period defaults	22
Recoveries (cash collected)	(87)
Charge-offs (as a result of lower recovery expectations)	(35)
Reduction in expected recoveries related to regulatory settlement(5)	(50)
End of period expected future recoveries on previously fully charged-off loans	$329
Change in balance during period	$(150)
(5)
See “Note 12 – Commitments, Contingencies and Guarantees” for further discussion.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Allowance for Loan Losses (Continued)

See “Note 2 – Significant Accounting Policies” for discussion of the adoption of CECL on January 1, 2020.

	Year Ended December 31, 2020
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$64	$1,048	$1,112
Transition adjustment made under CECL on January 1, 2020(1)	260	(3)	257
Allowance at beginning of period after transition adjustment to CECL	324	1,045	1,369
Total provision	13	142	155
Charge-offs:
Gross charge-offs	(49)	(216)	(265)
Expected future recoveries on current period gross charge-offs	—	32	32
Total(2)	(49)	(184)	(233)
Adjustment resulting from the change in charge-off rate(3)	—	(23)	(23)
Net charge-offs	(49)	(207)	(256)
Decrease in expected future recoveries on previously fully charged-off loans(4)	—	109	109
Allowance at end of period	$288	$1,089	$1,377
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate(3)	.10%	.88%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(3)	—%	.11%
Net charge-offs as a percentage of average loans in repayment	.10%	.99%
Ending total loans	$58,572	$22,168
Average loans in repayment	$48,130	$20,790
Ending loans in repayment	$48,057	$20,841

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
(3)
An increase in the net charge-off rate on defaulted Private Education Loans in 2020 resulted in a $23 million reduction in the balance of expected future recoveries on previously fully charged-off loans.
(4)
At the end of each month, for Private Education Loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance by charging off the entire loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as “expected future recoveries on previously fully charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately reflected as a reduction to expected future recoveries on previously fully charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on previously fully charged-off loans.

Year Ended December 31,
(Dollars in millions)	2020
Beginning of period expected future recoveries on previously fully charged-off loans	$588
Expected future recoveries of current period defaults	32
Recoveries (cash collected)	(107)
Charge-offs (as a result of lower recovery expectations)	(34)
End of period expected future recoveries on previously fully charged-off loans	$479
Change in balance during period	$(109)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Allowance for Loan Losses (Continued)

Troubled Debt Restructurings (TDRs)

We sometimes modify the terms of loans for customers experiencing financial difficulty. Certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 77% and 75% of the loans granted forbearance have qualified as a TDR loan at December 31, 2022 and 2021, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction program as of December 31, 2022 and 2021 was $949 million and $831 million, respectively.

The following table provides the amount of loans modified in the periods presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Modified loans(1)	$250	$149	$264
Charge-offs(2)	$280	$124	$157
Payment default	$46	$21	$47

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

	FFELP Loan Delinquencies
	December 31, 2022		December 31, 2021
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,772		$2,220
Loans in forbearance(2)	7,603		6,292
Loans in repayment and percentage of each status:
Loans current	29,004	84.4%	39,679	89.4%
Loans delinquent 31-60 days(3)	1,247	3.6	1,696	3.8
Loans delinquent 61-90 days(3)	833	2.4	904	2.0
Loans delinquent greater than 90 days(3)	3,288	9.6	2,112	4.8
Total FFELP Loans in repayment	34,372	100%	44,391	100%
Total FFELP Loans	43,747		52,903
FFELP Loan allowance for losses	(222)		(262)
FFELP Loans, net	$43,525		$52,641
Percentage of FFELP Loans in repayment		78.6%		83.9%
Delinquencies as a percentage of FFELP Loans in repayment		15.6%		10.6%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		18.1%		12.4%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Loan type:

(Dollars in millions)	December 31, 2022	December 31, 2021	Change
Stafford Loans	$14,019	$16,329	$(2,310)
Consolidation Loans	25,522	31,873	(6,351)
Rehab Loans	4,206	4,701	(495)
Total loans, gross	$43,747	$52,903	$(9,156)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Private Education Loan Credit Quality Indicators by Origination Year as of December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$1,721	$4,529	$1,515	$1,426	$529	$8,107	$17,827	91%
Below 640	35	85	23	41	19	1,495	1,698	9
Total	$1,756	$4,614	$1,538	$1,467	$548	$9,602	$19,525	100%
Loan Status:
In-school/grace/ deferment/forbearance	$56	$91	$29	$33	$13	$533	$755	4%
Current/90 days or less delinquent	1,697	4,514	1,506	1,428	533	8,681	18,359	94
Greater than 90 days delinquent	3	9	3	6	2	388	411	2
Total	$1,756	$4,614	$1,538	$1,467	$548	$9,602	$19,525	100%
Seasoning(1):
1-12 payments	$1,714	$860	$10	$9	$1	$83	$2,677	14%
13-24 payments	—	3,699	147	31	6	91	3,974	20
25-36 payments	—	—	1,365	452	15	161	1,993	10
37-48 payments	—	—	—	957	132	260	1,349	7
More than 48 payments	—	—	—	—	388	8,790	9,178	47
Loans in-school/ grace/deferment	42	55	16	18	6	217	354	2
Total	$1,756	$4,614	$1,538	$1,467	$548	$9,602	$19,525	100%
TDR Status:
TDR	$11	$71	$34	$68	$37	$6,447	$6,668	34%
Non-TDR	1,745	4,543	1,504	1,399	511	3,155	12,857	66
Total	$1,756	$4,614	$1,538	$1,467	$548	$9,602	$19,525	100%
Cosigners:
With cosigner(2)	$122	$106	$27	$10	$—	$6,184	$6,449	33%
Without cosigner	1,634	4,508	1,511	1,457	548	3,418	13,076	67
Total	$1,756	$4,614	$1,538	$1,467	$548	$9,602	$19,525	100%
School Type:
Not-for-profit	$1,655	$4,347	$1,470	$1,366	$503	$8,026	$17,367	89%
For-profit	101	267	68	101	45	1,576	2,158	11
Total	$1,756	$4,614	$1,538	$1,467	$548	$9,602	$19,525	100%
Allowance for loan losses							(800)
Total loans, net							$18,725

(1)
Number of months in active repayment for which a scheduled payment was received.
(2)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at December 31, 2022.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators by Origination Year as of December 31, 2021
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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	TDRs
	December 31, 2022		December 31, 2021
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$153		$194
Loans in forbearance(2)	321		446
Loans in repayment and percentage of each status:
Loans current	5,356	86.5%	6,023	91.0%
Loans delinquent 31-60 days(3)	293	4.7	199	3.0
Loans delinquent 61-90 days(3)	167	2.7	120	1.8
Loans delinquent greater than 90 days(3)	378	6.1	274	4.2
Total TDR loans in repayment	6,194	100%	6,616	100%
Total TDR loans	6,668		7,256
TDR loans allowance for losses	(620)		(829)
TDR loans, net	$6,048		$6,427
Percentage of TDR loans in repayment		92.9%		91.2%
Delinquencies as a percentage of TDR loans in repayment		13.5%		9.0%
Loans in forbearance as a percentage of TDR loans in repayment and forbearance		4.9%		6.3%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Private Education Loan Delinquencies
	Non-TDRs
	December 31, 2022		December 31, 2021
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$201		$167
Loans in forbearance(2)	80		89
Loans in repayment and percentage of each status:
Loans current	12,482	99.2%	13,611	99.6%
Loans delinquent 31-60 days(3)	42	.3	23	.2
Loans delinquent 61-90 days(3)	19	.2	11	.1
Loans delinquent greater than 90 days(3)	33	.3	23	.1
Total non-TDR loans in repayment	12,576	100%	13,668	100%
Total non-TDR loans	12,857		13,924
Non-TDR loans allowance for losses	(180)		(180)
Non-TDR loans, net	$12,677		$13,744
Percentage of non-TDR loans in repayment		97.8%		98.2%
Delinquencies as a percentage of non-TDR loans in repayment		.8%		.4%
Loans in forbearance as a percentage of non-TDR loans in repayment and forbearance		.6%		.6%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Business Combinations, Goodwill and Acquired Intangible

Goodwill

The following table summarizes our goodwill for our reporting units and reportable segments.

	As of December 31,
(Dollars in millions)	2022	2021
Federal Education Loans reportable segment:
FFELP Loans	$227	$227
Federal Education Loan Servicing(1)	5	5
Total	232	232
Consumer Lending reportable segment:
Private Education Refinance Loans	77	77
Private Education Legacy In-School Loans	106	106
Private Education Recent In-School Loans(2)	13	14
Total	196	197
Business Processing reportable segment:
Government Services	136	136
Healthcare Services	106	106
Total	242	242
Total goodwill	$670	$671

(1)
We wrote off $8 million of goodwill in connection with the transfer of our ED contract to a third party in October 2021. This goodwill was allocated to the ED Servicing component of the Federal Education Loan Servicing reporting unit based on relative fair value. The $8 million was recorded as part of goodwill and acquired intangible asset impairment and amortization expense.
(2)
In 2021 we completed an acquisition for a purchase price of approximately $20 million. The preliminary purchase price allocation resulted in goodwill of $14 million. The final purchase price, which was completed in 2022, resulted in goodwill of $13 million. The remainder of the purchase price was primarily allocated to developed technology.

Interim Triggering Event Assessments

During the second and third quarters of 2022, macroeconomic conditions most notably historically high inflation and rising interest rates, impacted the industry and markets in which our reporting units with goodwill operate, their cost structures and, to some degree, their expected 2022 financial performance. Additionally, our stock price declined during the second and third quarters compared to March 31, 2022 and December 31, 2021, due primarily to uncertainty associated with these macroeconomic factors and the implications of the Biden Administration’s proposed debt forgiveness program. As a result of these factors, we assessed whether a triggering event occurred for each of our reporting units with goodwill as of September 30, 2022 and June 30, 2022.

For each of our reporting units with goodwill including our FFELP Loans, Private Education Legacy In-School Loans (those which were originated prior to 2014), Private Education Refinance Loans, Private Education Recent In-School Loans (those which were originated in 2020 or later) and Federal Education Loan Servicing reporting units (collectively, the Loan reporting units) and our Government Services and Healthcare Services reporting units (collectively, the Business Processing reporting units), we assessed relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of an individual reporting unit is less than its carrying value. We considered the amount of excess fair values for our FFELP Loans, Federal Education Loan Servicing, Private Education Legacy In-School Loans, and Private Education Refinance Loans over their carrying values as of October 1, 2019, the last time an independent appraiser estimated the value of these reporting units, since the fair value of these reporting units was substantially in excess of their carrying amounts. The outlook and cash flows for the FFELP Loans and Private Education Legacy In-School Loans reporting units have not changed significantly since our 2019 assessment despite worsening macroeconomic conditions in 2022. Likewise, the outlooks and cash flows for the Federal Education Loan Servicing components remaining after removing the cash flows attributed to the ED Servicing contract have not changed significantly since 2019.

For the Private Education Refinance Loans reporting unit, although expectations for new refinance loan originations as of June 30. 2022 were reduced and actual new loan originations declined considerably during the second and third quarters due to the impact of the rising rate environment, new origination volume significantly exceeded expectations cumulatively during 2020 and 2021 resulting in the reporting unit holding a significantly higher balance of loans than anticipated in conjunction with the determination of the reporting unit’s fair value in 2019. We expect to hold this portfolio for a longer period of time than anticipated in 2019. While new originations declined due to the rising rate environment, prepayment speeds for the reporting unit’s existing portfolio also declined resulting in a more stable interest income stream partially offsetting the impact of the decline in originations. We also considered Navient’s strong liquidity position and its ability to issue Private Education Loan ABS comprised entirely of the reporting unit’s refinance loans.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Business Combinations, Goodwill and Acquired Intangible Assets (Continued)

For the Business Processing reporting units, we also considered the amount of excess fair value over the carrying values of these reporting units as of October 1, 2020, when we engaged an independent appraiser to estimate the fair value of the reporting units, since the fair values of these reporting units was substantially in excess of their carrying values. We considered the financial performance for both of these reporting units in 2021 and 2022 during which the Government Services and Healthcare Services reporting units significantly outperformed expectations due largely to significant contracts acquired in 2020 and 2021 to implement and administer programs under the CARES Act and perform contact tracing and vaccine administration services. During 2022, these reporting units generated additional revenue from these contracts, leveraged our Business Processing relationships to win new business and benefited from an increase in demand for traditional service offerings. The outlook and long-term cash flow projections for both the Government Services and Healthcare Services reporting units remain favorable and have not changed significantly since our 2020 quantitative impairment assessment despite the economic impact of worsening macroeconomic conditions in 2022.

The goodwill attributed to the Private Education Recent In-School Loans reporting unit is a direct result of our August 2021 acquisition of Going Merry. In the second and third quarters, we considered Going Merry’s strong performance in its mission to match students with and assist them to apply for scholarships, institutional aid and government grants as well as private education in-school origination volume, which exceeded expectations.

Based on the qualitative factors we considered in relation to each of our reporting units with goodwill, we concluded it was not “more-likely-than-not” that the fair value of an individual reporting unit was less than its carrying value as of September 30, 2022 and June 30, 2022. As a result, the decline in Navient’s stock price in the second and third quarters and worsening macroeconomic conditions including rising interest rates and historically high inflation, and their impact on our individual reporting units as we perceived them as of September 30, 2022 and June 30, 2022 did not constitute triggering events. No further impairment testing was performed during interim quarters in 2022.

Annual Goodwill Impairment Testing – October 1, 2022

We perform our goodwill impairment testing annually in the fourth quarter as of October 1. As part of the 2022 annual impairment testing, we retained a third-party appraisal firm to assist in the valuations required to perform a quantitative impairment test of goodwill associated with our FFELP Loans, Federal Education Loan Servicing, Private Education Legacy In-School Loans, Private Education Refinance Loans, Government Services, and Healthcare Services reporting units as of October 1, 2022. No goodwill was deemed impaired in conjunction with these reporting units as a result of the quantitative impairment test as the fair values of the reporting units were substantially greater than their respective carry values. Additionally, fair values resulting from sensitivity analyses factoring in more conservative discount rates and growth rates for each reporting unit also yielded fair values in excess of the carrying values of each reporting unit.

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

Under our guidance, the third-party appraisal firm developed the discount rate for each reporting unit incorporating such factors as the risk-free rate, a market rate of return, a measure of volatility (Beta) and a company-specific and capital markets risk premium, as appropriate, to adjust for volatility and uncertainty in the economy and to capture specific risk related to the respective reporting units. We considered whether an asset sale or an equity sale would be the most likely sale structure for each reporting unit and valued each reporting unit based on the more likely hypothetical scenario. The discount rates reflect market-based estimates of capital costs and are adjusted for our assessment of a market participant’s view with respect to execution, source concentration and other risks associated with the projected cash flows of individual reporting units. We reviewed and approved the discount rates provided by the third-party appraiser including the factors incorporated to develop the discount rates for each reporting unit.

We and the third-party appraisal firm also considered a market approach for the Government Services and Healthcare Services reporting units. Market-based multiples related primarily to revenue and EBITDA, for comparable publicly traded companies and similar transactions were evaluated as an indicator of the value of the reporting units to assess the reasonableness of the estimated fair value derived from the income approach.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Business Combinations, Goodwill and Acquired Intangible Assets (Continued)

We employed a qualitative approach considering relevant qualitative factors to test goodwill attributed to the Private Education Recent In-School Loans reporting unit. As discussed above, the goodwill attributed to the Private Education In-School Loans reporting unit is a direct result of our August 2021 acquisition of Going Merry. We and our external appraiser finalized the purchase price allocation for Going Merry in the third quarter of 2022. Since the acquisition, Going Merry has exceeded expectations to successfully enable students to match to and apply for scholarships, institutional aid and government grants. Additionally, in 2022, private education in-school originations grew 52 percent exceeding expectations. In-school originations are expected to remain strong in 2023 with our growth outlook increasing. In conjunction with our annual goodwill impairment test, we considered these qualitative factors and concluded that it is not “more-likely-than-not” that the fair value of the Private Education Recent In-School Loans reporting unit was less than its carrying value at October 1, 2022. Accordingly, goodwill attributed to the Private Education Recent In-School Loans reporting unit was not deemed impaired after consideration of these qualitative factors.

We also considered the current regulatory and legislative environment, the current economic environment, our 2022 earnings, 2023 expected earnings, market expectations regarding our stock price and our market capitalization in relation to book equity. Although our market capitalization was less than our book equity during 2022, it was concluded that our market capitalization in relation to our book equity does not indicate impairment of our reporting units’ respective goodwill at December 31, 2022.

Acquired Intangible Assets

Acquired intangible assets include the following:

	As of December 31, 2022			As of December 31, 2021
(Dollars in millions)	Cost Basis(3)	Accumulated Impairment and Amortization(3)(4)	Net	Cost Basis(3)	Accumulated Impairment and Amortization(3)(4)	Net
Customer, services and lending relationships(1)	$218	$(207)	$11	$246	$(223)	$23
Software and technology(2)	119	(108)	11	120	(105)	15
Trade names and trademarks	40	(27)	13	40	(23)	17
Total acquired intangible assets	$377	$(342)	$35	$406	$(351)	$55

(1)
(1)
In 2022 we impaired a customer relationship asset in the Business Processing reportable segment for $6 million.
(2)
In conjunction with the purchase price allocation associated with a 2021 acquisition in the Consumer Lending reportable segment, we recorded $7 million of acquired intangible assets which consisted primarily of developed technology.
(3)
Accumulated impairment and amortization include impairment amounts only if the acquired intangible asset has been deemed partially impaired. When an acquired intangible asset is considered fully impaired and no longer in use, the cost basis and any accumulated amortization related to the asset is written off.
(4)
We recorded amortization of acquired intangible assets of $14 million, $19 million and $21 million in 2022, 2021 and 2020, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be $10 million, $9 million, $6 million, $5 million and $4 million in 2023, 2024, 2025, 2026 and after 2026, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Borrowings

Borrowings consist of secured borrowings issued through our securitization program, borrowings through secured facilities, unsecured notes issued by us, and other interest-bearing liabilities related primarily to obligations to return cash collateral held.

The following table summarizes our borrowings.

	December 31, 2022					December 31, 2021
(Dollars in millions)	Short Term	Weighted Average Interest Rate(8)	Long Term	Weighted Average Interest Rate(8)	Total	Short Term	Weighted Average Interest Rate(8)	Long Term	Weighted Average Interest Rate(8)	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,301	5.90%	$5,711	5.82%	$7,012	$—	—%	$7,014	5.83%	$7,014
Total unsecured borrowings	1,301	5.90	5,711	5.82	7,012	—	—	7,014	5.83	7,014
Secured borrowings:
FFELP Loan securitizations(2)(3)(4)	76	6.01	42,675	4.96	42,751	—	—	51,841	.85	51,841
Private Education Loan securitizations(5)	725	7.17	12,744	3.11	13,469	543	2.42	14,074	1.82	14,617
FFELP Loan ABCP facilities	923	5.31	386	5.33	1,309	282	.97	150	.97	432
Private Education Loan ABCP facilities	2,734	5.55	—	—	2,734	1,363	1.05	1,152	1.37	2,515
Other(6)	121	4.61	—	—	121	302	0.19	—	—	302
Total secured borrowings	4,579	5.74	55,805	4.54	60,384	2,490	1.24	67,217	1.07	69,707
Total before hedge accounting adjustments(7)	5,880	5.78	61,516	4.66	67,396	2,490	1.24	74,231	1.52	76,721
Hedge accounting adjustments	(10)	.01	(490)	.04	(500)	—	—	257	(.01)	257
Total	$5,870	5.78%	$61,026	4.70%	$66,896	$2,490	1.24%	$74,488	1.51%	$76,978

(1)
Includes principal amount of $1.3 billion and $0 of short-term debt as of December 31, 2022 and 2021, respectively. Includes principal amount of $5.7 billion and $7.0 billion of long-term debt as of December 31, 2022 and 2021, respectively.
(2)
Includes $76 million and $0 of short-term debt and $0 and $49 million of long-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) as of December 31, 2022 and 2021, respectively.
(3)
Includes $1.8 billion and $2.1 billion of non-U.S. dollar-denominated debt as of December 31, 2022 and 2021, respectively, which has been hedged with swaps converting to U.S. dollars.
(4)
Includes defaulted FFELP secured debt tranches with a remaining principal amount of $738 million as of December 31, 2022 as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2030 and 2035. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.
(5)
Includes $725 million and $543 million of short-term debt related to the Private Education Loan ABS repurchase facilities (Private Education Loan Repurchase Facilities) as of December 31, 2022 and 2021, respectively. Includes $0 and $0 of long-term debt related to the Private Education Loan Repurchase Facilities as of December 31, 2022 and 2021, respectively.
(6)
“Other” primarily includes the obligation to return cash collateral held related to derivative exposure.
(7)
Includes $44.9 billion and $55.5 billion of long-term floating rate debt as of December 31, 2022 and 2021, respectively, and $16.6 billion and $18.7 billion of long-term fixed rate debt as of December 31, 2022 and 2021, respectively.
(8)
Weighted average interest rate is as of end of period.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Borrowings (Continued)

As of December 31, 2022, the expected maturities of our long-term borrowings are shown in the following table.

	Expected Maturity
(Dollars in millions)	Senior Unsecured Debt	Secured Borrowings(1)	Total(2)
Year of Maturity
2023	$—	$5,175	$5,175
2024	1,353	5,669	7,022
2025	551	4,947	5,498
2026	523	4,676	5,199
2027	691	4,493	5,184
2028-2043	2,593	30,845	33,438
Total before hedge accounting adjustments	5,711	55,805	61,516
Hedge accounting adjustments	(283)	(207)	(490)
Total	$5,428	$55,598	$61,026

(1)
We view our securitization trust debt as long-term based on the contractual maturity dates which range from 2023 to 2083. However, we have projected the expected principal paydowns based on our current estimates regarding the loan prepayment speeds for purposes of this disclosure to better reflect how we expect this debt to be paid down over time. The projected principal paydowns in year 2023 include $5.2 billion related to the securitization trust debt.
(2)
The aggregate principal amount of debt that matures in each period is $5.2 billion in 2023, $7.1 billion in 2024, $5.5 billion in 2025, $5.2 billion in 2026, $5.2 billion in 2027 and $33.7 billion in 2028-2043.

Variable Interest Entities

We consolidated the following financing VIEs as of December 31, 2022 and 2021, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	December 31, 2022
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$76	$42,675	$42,751	$42,148	$2,705	$1,544	$46,397
Private Education Loan securitizations	725	12,744	13,469	14,168	367	105	14,640
FFELP Loan ABCP facilities	923	386	1,309	1,317	39	44	1,400
Private Education Loan ABCP facilities	2,734	—	2,734	3,039	122	(81)	3,080
Total before hedge accounting adjustments	4,458	55,805	60,263	60,672	3,233	1,612	65,517
Hedge accounting adjustments	—	(207)	(207)	—	—	(256)	(256)
Total	$4,458	$55,598	$60,056	$60,672	$3,233	$1,356	$65,261

	December 31, 2021
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$51,841	$51,841	$52,066	$2,073	$1,520	$55,659
Private Education Loan securitizations	543	14,074	14,617	15,506	505	150	16,161
FFELP Loan ABCP facilities	282	150	432	436	8	15	459
Private Education Loan ABCP facilities	1,363	1,152	2,515	2,641	63	32	2,736
Total before hedge accounting adjustments	2,188	67,217	69,405	70,649	2,649	1,717	75,015
Hedge accounting adjustments	—	(110)	(110)	—	—	(195)	(195)
Total	$2,188	$67,107	$69,295	$70,649	$2,649	$1,522	$74,820

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Borrowings (Continued)

Secured Facilities and Unsecured Debt

FFELP Loan ABCP Facilities

We have various ABCP borrowing facilities that we use to finance our FFELP Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered FFELP Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from November 2023 to April 2024. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2022, there was approximately $1.3 billion outstanding under these facilities, with approximately $1.4 billion of assets securing these facilities. As of December 31, 2022, the maximum unused capacity under these facilities was $101 million and we had $68 million of unencumbered FFELP Loans.

FFELP Loan Repurchase Facilities

We have a FFELP Loan Repurchase Facility that provides liquidity for the acquisition of certain Navient-sponsored auction rate securities. Borrowings under the facility are secured by the auction rate securities. The lenders also have unsecured recourse to Navient Corporation as Guarantor for any shortfall in amounts payable. Because the facility is secured by Navient-sponsored instruments issued in previous securitizations, we show the debt as part of FFELP Loan securitizations in the various borrowing tables above. As of December 31, 2022, there was approximately $76 million outstanding under this facility.

Private Education Loan ABCP Facilities

We have various ABCP borrowing facilities that we use to finance our Private Education Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered Private Education Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from June 2023 to October 2023. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2022, there was approximately $2.7 billion outstanding under these facilities, with approximately $3.1 billion of assets securing these facilities. As of December 31, 2022, the maximum unused capacity under these facilities was $1.2 billion and we had $1.5 billion of unencumbered Private Education Loans.

Private Education Loan Repurchase Facilities

These repurchase facilities are collateralized by the net assets in previously issued Private Education Loan ABS trusts. The lenders also have unsecured recourse to Navient Corporation as Guarantor for any shortfall in amounts payable. Because these facilities are secured by the Residual Interests in previous securitizations, we show the debt as part of Private Education Loan securitizations in the various borrowing tables above. As of December 31, 2022, there was approximately $0.7 billion outstanding under these facilities.

Senior Unsecured Debt

We issued $0, $1.3 billion and $700 million of unsecured debt in 2022, 2021 and 2020, respectively.

Debt Repurchases

The following table summarizes activity related to our senior unsecured debt repurchases.

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Debt principal repurchased	$—	$2,577	$768
Gains (losses) on debt repurchases	$—	$(73)	$(6)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Although we use derivatives to minimize the risk of interest rate and foreign currency changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements related to Navient Corporation contracts generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral the counterparty has posted to us, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2022 and 2021, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $11 million and $9 million, respectively.

Our on-balance sheet securitization trusts have $1.8 billion of Euro denominated bonds outstanding as of December 31, 2022. To convert these non-US dollar denominated bonds into US dollar liabilities, the trusts have entered into foreign-currency swaps with highly rated counterparties. In addition, the trusts have entered into $468 million notional of interest rate swaps which are primarily used to convert Prime received on securitized education loans to LIBOR paid on the bonds. Our securitization trusts with swaps have ISDA documentation with protections against counterparty risk. The collateral calculations contemplated in the ISDA documentation of our securitization trusts require collateral based on the fair value of the derivative which may be adjusted for additional collateral based on rating agency criteria requirements considered within the collateral agreement. The trusts are not required to post collateral to the counterparties. At December 31, 2022 and 2021, the net positive exposure on swaps in securitization trusts was $0 and $0, respectively.

The table below highlights credit exposure related to our derivative counterparties at December 31, 2022.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$11	$—
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%	—%

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Dec. 31, 2022	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2021
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$55	$222	$1	$2	$56	$224
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	—	—	—	—	—
Total derivative assets(2)		—	—	55	222	1	2	56	224
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	(2)	—	(3)	(5)	(5)	(5)
Floor Income Contracts	Interest rate	—	—	—	—	—	(65)	—	(65)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(253)	(190)	—	—	(253)	(190)
Total derivative liabilities(2)		—	—	(255)	(190)	(3)	(70)	(258)	(260)
Net total derivatives		$—	$—	$(200)	$32	$(2)	$(68)	$(202)	$(36)

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
(2)
The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Gross position	$56	$224	$(258)	$(260)
Impact of master netting agreements	—	(6)	—	6
Derivative values with impact of master netting agreements (as carried on balance sheet)	56	218	(258)	(254)
Cash collateral (held) pledged	(80)	(244)	62	147
Net position	$(24)	$(26)	$(196)	$(107)

(3)
The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of December 31, 2022		As of December 31, 2021
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$1,289	$(10)	$—	$—
Long-term borrowings	$6,188	$(494)	$8,503	$252

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at December 31, 2022 and December 31, 2021 by $6 million and $8 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at December 31, 2022 and December 31, 2021 by $1 million and $2 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Dec. 31, 2022	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2021
Notional Values:
Interest rate swaps	$8.3	$12.1	$6.2	$6.2	$17.4	$28.4	$31.9	$46.7
Floor Income Contracts	—	—	—	—	6.0	12.5	6.0	12.5
Cross-currency interest rate swaps	—	—	1.8	2.1	—	—	1.8	2.1
Total derivatives	$8.3	$12.1	$8.0	$8.3	$23.4	$40.9	$39.7	$61.3

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Fair Value Hedges(2):
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$(610)	$(310)	$301
Gains (losses) recognized in net income on hedged items	660	349	(327)
Net fair value hedge ineffectiveness gains (losses)	50	39	(26)
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	(63)	104	281
Gains (losses) recognized in net income on hedged items	96	(55)	(272)
Net fair value hedge ineffectiveness gains (losses)	33	49	9
Total fair value hedges(1)(2)	83	88	(17)
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—
Trading
Interest rate swaps	130	30	(47)
Floor Income Contracts	41	34	(209)
Total trading derivatives(3)	171	64	(256)
Mark-to-market gains (losses) recognized	$254	$152	$(273)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Total gains (losses) on cash flow hedges	$194	$55	$(233)
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	26	86	50
Net changes in cash flow hedges, net of tax	$220	$141	$(183)

(1)
Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties.

(Dollars in millions)	December 31, 2022	December 31, 2021
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$80	$244
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	—	1
Total collateral held	$80	$245
Derivative asset at fair value including accrued interest	$85	$242
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$62	$147
Total collateral pledged	$62	$147
Derivative liability at fair value including accrued interest and premium receivable	$266	$271

(1)
The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)
The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $0.2 million with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	December 31, 2022	December 31, 2021
Accrued interest receivable	$2,031	$1,881
Benefit and insurance-related investments	452	462
Income tax asset, net	132	369
Derivatives at fair value	56	218
Accounts receivable	83	159
Fixed assets	74	95
Other	38	39
Total	$2,866	$3,223

9. Stockholders’ Equity

Common Stock

Our shareholders have authorized the issuance of 1.125 billion shares of common stock. The par value of Navient common stock is $0.01 per share. At December 31, 2022, 130 million shares were issued and outstanding and 19 million shares were unissued but encumbered for outstanding stock options, restricted stock units, performance stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans.

Dividend and Share Repurchase Program

The following table summarizes our common share repurchases, issuances and dividends paid.

	Years Ended December 31,
(Dollars and shares in millions, except per share amounts)	2022	2021	2020
Common stock repurchased(1)	24.8	34.4	30.6
Common stock repurchased (in dollars)(1)	$400	$600	$400
Average purchase price per share(1)	$16.13	$17.46	$13.06
Remaining common stock repurchase authority(1)	$600	$1,000	$600
Shares repurchased related to employee stock-based compensation plans(2)	1.2	3.0	1.2
Average purchase price per share(2)	$17.84	$13.65	$12.86
Common shares issued(3)	2.5	4.9	2.7
Dividends paid	$91	$107	$123
Dividends per share	$.64	$.64	$.64

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

The closing price of our common stock on December 31, 2022 was $16.45.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stockholders’ Equity (Continued)

Rights Offering

On December 20, 2021, the Board of Directors declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock of the Company, par value $0.01 per share, and adopted a shareholder rights plan dated as of December 20, 2021 (the Rights Agreement). The dividend was paid on December 30, 2021. Each Right allows its holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (a Preferred Share) for $100 (the Exercise Price), once the Rights become exercisable. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of Navient common stock (including certain derivative positions), subject to certain exceptions. The Rights expired unexercised on December 19, 2022.

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

	Years Ended December 31,
(In millions, except per share data)	2022	2021	2020
Numerator:
Net income	$645	$717	$412
Denominator:
Weighted average shares used to compute basic EPS	142	170	193
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units and Employee Stock Purchase Plan (“ESPP”)(1)	2	2	2
Dilutive potential common shares(2)	2	2	2
Weighted average shares used to compute diluted EPS	144	172	195
Basic earnings per common share	$4.54	$4.23	$2.14
Diluted earnings per common share	$4.49	$4.18	$2.12

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.
(2)
For the years ended December 31, 2022, 2021 and 2020, stock options covering approximately 0 million, 0 million and 2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During 2022, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

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

When determining the fair value of derivatives, we take into account counterparty credit risk for positions where there is exposure to the counterparty on a net basis by assessing exposure net of collateral held. See “Note 7 – Derivative Financial Instruments” for further discussion on methodology. The net credit risk adjustment (adjustments for our exposure to counterparties net of adjustments for the counterparties’ exposure to us) decreased the valuations at December 31, 2022 by $6 million.

Inputs specific to each class of derivatives disclosed in the table below are as follows:

•
Interest rate swaps — Fair value is determined using standard derivative cash flow models. Derivatives that swap fixed interest payments for LIBOR interest payments (or vice versa) and derivatives swapping quarterly reset LIBOR for daily reset LIBOR or one-month LIBOR were valued using the LIBOR swap yield curve which is an observable input from an active market. These derivatives are level 2 fair value estimates in the hierarchy. Other derivatives swapping LIBOR interest payments for another variable interest payment (primarily Prime) are valued using the LIBOR swap yield curve and observable market spreads for the specified index. The markets for these swaps are generally illiquid as indicated by a wide bid/ask spread. The adjustment made for liquidity decreased the valuations by $1 million at December 31, 2022. These derivatives are level 3 fair value estimates.
•
Cross-currency interest rate swaps — Fair value is determined using standard derivative cash flow models. Derivatives hedging foreign-denominated bonds are valued using the LIBOR swap yield curve (for both USD and the foreign-denominated currency), cross-currency basis spreads and forward foreign currency exchange rates. These inputs are observable inputs from active markets. In addition, these amortizing notional derivatives (derivatives whose notional amounts change based on changes in the balance of, or pool of, assets or debt) hedging trust debt use internally derived assumptions for the trust assets’ prepayment speeds and default rates to model the notional amortization. Management makes assumptions concerning the extension features of derivatives hedging rate-reset notes denominated in a foreign currency. These inputs are not market observable; therefore, these derivatives are level 3 fair value estimates.
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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During 2022 and 2021, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	December 31, 2022				December 31, 2021
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	—	55	1	56	—	223	1	224
Cross-currency interest rate swaps	—	—	—	—	—	—	—	—
Total derivative assets(2)	—	55	1	56	—	223	1	224
Total	$—	$55	$1	$56	$—	$223	$1	$224
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$(2)	$(3)	$(5)	$—	$—	$(5)	$(5)
Floor Income Contracts	—	—	—	—	—	(65)	—	(65)
Cross-currency interest rate swaps	—	—	(253)	(253)	—	—	(190)	(190)
Total derivative liabilities(2)	—	(2)	(256)	(258)	—	(65)	(195)	(260)
Total	$—	$(2)	$(256)	$(258)	$—	$(65)	$(195)	$(260)

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

	Year Ended December 31, 2022
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(4)	$(190)	$—	$(194)
Total gains/(losses):
Included in earnings(1)	1	(105)	—	(104)
Included in other comprehensive income	—	—	—	—
Settlements	1	42	—	43
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(2)	$(253)	$—	$(255)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$1	$(63)	$—	$(62)

	Year Ended December 31, 2021
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(8)	$(294)	$—	$(302)
Total gains/(losses):
Included in earnings(1)	3	81	—	84
Included in other comprehensive income	—	—	—	—
Settlements	1	23	—	24
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(4)	$(190)	$—	$(194)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$3	$(157)	$—	$(154)

	Year Ended December 31, 2020
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(17)	$(575)	$(1)	$(593)
Total gains/(losses):
Included in earnings(1)	8	231	—	239
Included in other comprehensive income	—	—	—	—
Settlements	1	50	1	52
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(8)	$(294)	$—	$(302)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$5	$273	$1	$279

(1)
“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Gains (losses) on derivative and hedging activities, net	$1	$3	$8
Interest expense	(105)	81	231
Total	$(104)	$84	$239

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

(Dollars in millions)	Fair Value at December 31, 2022	Valuation Technique	Input	Range and Weighted Average
Derivatives
Prime/LIBOR basis swaps	$(2)	Discounted cash flow	Constant Prepayment Rate	10%
			Bid/ask adjustment to discount rate	0.08
Cross-currency interest rate swaps	(253)	Discounted cash flow	Constant Prepayment Rate	5%
Other	—
Total	$(255)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2022			December 31, 2021
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$41,426	$43,525	$(2,099)	$53,632	$52,641	$991
Private Education Loans	17,880	18,725	(845)	21,140	20,171	969
Cash and investments	4,974	4,974	—	3,845	3,845	—
Total earning assets	64,280	67,224	(2,944)	78,617	76,657	1,960
Interest-bearing liabilities
Short-term borrowings	5,879	5,870	(9)	2,492	2,490	(2)
Long-term borrowings	57,652	61,026	3,374	74,548	74,488	(60)
Total interest-bearing liabilities	63,531	66,896	3,365	77,040	76,978	(62)
Derivative financial instruments
Floor Income Contracts	—	—	—	(65)	(65)	—
Interest rate swaps	51	51	—	219	219	—
Cross-currency interest rate swaps	(253)	(253)	—	(190)	(190)	—
Other	—	—	—	—	—	—
Excess of net asset fair value over carrying value			$421			$1,898

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

12. Commitments, Contingencies and Guarantees (Continued)

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also, as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. Navient has no reserves related to indemnification matters with SLM BankCo as of December 31, 2022.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments, Contingencies and Guarantees (Continued)

OIG Audit

The Office of the Inspector General (the OIG) of ED commenced an audit regarding Special Allowance Payments (SAP) on September 10, 2007. In September 2013, we received the final audit determination of Federal Student Aid (the Final Audit Determination) on the final audit report issued by the OIG in August 2009 related to this audit. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. In August 2016, we filed our notice of appeal to the Administrative Actions and Appeals Service Group of ED, and a hearing was held in April 2017. In March 2019, the administrative law judge hearing the appeal affirmed the audit’s findings, holding the then-existing Dear Colleague letter relied upon by the Company and other industry participants was inconsistent with the statutory framework creating the SAP rules applicable to loans funded by certain types of debt obligations at issue. We appealed the administrative law judge’s decision to the Secretary of Education given Navient’s adherence to ED-issued guidance and the potential impact on participants in any ED program student loan servicers if such guidance is deemed unreliable and may not be relied upon. In January 2021, the Acting Secretary of Education upheld the decision of the administrative law judge. In March 2021, we filed a complaint for declaratory judgment in federal court seeking to set aside the Acting Secretary’s decision. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. We filed a lawsuit in federal court challenging the Acting Secretary’s decision. On December 16, 2022, the court determined that ED failed to adequately assess our reliance upon the previously issued Dear Colleague letter, granted our Motion for Summary Judgment and ordered that the Acting Secretary’s decision dated January 15, 2021 be vacated and remanded to ED for further proceedings. We continue to believe that our SAP billing practices were proper, considering then-existing ED guidance and lack of applicable regulations. The Company first established a reserve for this matter in 2014 and increased the reserve in 2020 in response to the decision by the Acting Secretary. We do not believe, at this time, that an adverse ruling upon remand will have a material effect on the Company as a whole.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
Non-deductible regulatory-related expenses (1)	—	1.4	—
Unrecognized tax benefits, state, net of federal benefit	(1.3)	.2	.9
State tax, net of federal benefit	2.2	1.0	.7
Other, net	.1	(.2)	—
Effective tax rate	22.0%	23.4%	22.6%

(1)
Regulatory expenses for 2021 include $205 million related to the resolution of State Attorneys General litigation and investigations, of which approximately $50.7 million is non-deductible for income tax purposes. See “Note 12 – Commitments, Contingencies and Guarantees” for further discussion.

Income tax expense consists of:

	December 31,
(Dollars in millions)	2022	2021	2020
Current provision/(benefit):
Federal	$(2)	$147	$98
State	(25)	19	14
Foreign	1	—	(1)
Total current provision/(benefit)	(26)	166	111
Deferred provision/(benefit):
Federal	173	56	12
State	35	(3)	(3)
Foreign	—	—	—
Total deferred provision/(benefit)	208	53	9
Provision for income tax expense/(benefit)	$182	$219	$120

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
(Dollars in millions)	2022	2021
Deferred tax assets:
Loan reserves	$297	$381
Education loan premiums and discounts, net	41	40
Accrued expenses not currently deductible	33	49
Operating loss and credit carryovers	12	12
Stock-based compensation plans	5	5
Other	19	23
Total deferred tax assets	407	510
Deferred tax liabilities:
Market value adjustments on education loans, investments and derivatives	201	30
Acquired intangible assets	22	18
Original issue discount on borrowings	13	12
Other	11	8
Total deferred tax liabilities	247	68
Net deferred tax assets	$160	$442

Included in operating loss and credit carryovers is a valuation allowance of $79 million and $69 million as of December 31, 2022 and 2021, respectively, against a portion of the Company’s federal and state deferred tax assets. The valuation allowance is primarily attributable to deferred tax assets for federal and state net operating loss carryovers and state IRC § 163(j) disallowed interest expense carryovers that management believes it is more likely than not will expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e. capital or ordinary) during the period in which the temporary differences become deductible. Factors generally considered by management include (but are not limited to): any changes in economic conditions, the scheduled reversals of deferred tax liabilities, and the history of positive taxable income in evaluating the realizability of the deferred tax assets.

The operating loss and credit carryovers consist of:

	December 31, 2022
(Dollars in millions)	Gross	Tax-Effected	Expiration	Corresponding Valuation Allowance(1)	Operating Loss and Credit Carryovers
Federal operating loss carryovers	$38	$8	Begins in 2032	$1	$7
Federal credit carryovers		3	Begins in 2027	—	3
State operating loss carryovers	523	36	Begins in 2024	34	2
State IRC § 163(j) disallowed interest expense carryovers	2,586	44	Indefinite	44	—
		$91		$79	$12

(1)
The valuation allowance attributable to deferred tax assets for federal and state net operating loss carryovers, and state IRC § 163(j) disallowed interest expense carryovers, are amounts that management believes more likely than not will expire prior to being realized.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes

The following table summarizes changes in unrecognized tax benefits:

	December 31,
(Dollars in millions)	2022	2021	2020
Unrecognized tax benefits at beginning of year	$58.8	$57.9	$53.6
Increases resulting from tax positions taken during a prior period	10.8	6.4	7.6
Decreases resulting from tax positions taken during a prior period	(18.6)	(4.2)	—
Increases resulting from tax positions taken during the current period	6.7	6.4	3.5
Decreases related to settlements with taxing authorities	(1.0)	(.3)	(.2)
Increases related to settlements with taxing authorities	—	—	—
Reductions related to the lapse of statute of limitations	(6.0)	(7.4)	(6.6)
Unrecognized tax benefits at end of year (1)	$50.7	$58.8	$57.9

(1)
Included in the $50.7 million of gross unrecognized tax benefits at December 31, 2022 are $40.1 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

The Company or one of its subsidiaries files income tax returns at the U.S. federal level, in most U.S. states, and various foreign jurisdictions. All periods prior to 2019 are closed for federal examinations purposes. Various combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years). We do not expect the resolution of open audits to have a material impact on our unrecognized tax benefits.
14. Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

The following tables illustrate the disaggregation of revenue from contracts accounted for under ASC 606 with customers according to service type and client type by reportable operating segment.

Revenue by Service Type

	Years Ended December 31,
	2022			2021			2020
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$2	$—	$2	$19	$—	$19	$84	$—	$84
Government services	—	187	187	—	258	258	—	191	191
Healthcare services	—	143	143	—	230	230	—	113	113
Total	$2	$330	$332	$19	$488	$507	$84	$304	$388

Revenue by Client Type

	Years Ended December 31,
	2022			2021			2020
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$—	$8	$8	$1	$20	$21	$44	$18	$62
Guarantor agencies	2	—	2	18	—	18	38	—	38
Other institutions	—	—	—	—	—	—	2	—	2
State and local government	—	116	116	—	183	183	—	122	122
Tolling authorities	—	63	63	—	55	55	—	51	51
Hospitals and other healthcare providers	—	143	143	—	230	230	—	113	113
Total	2	330	332	19	488	507	84	304	388

As of December 31, 2022, 2021, and 2020 there was $67 million, $82 million, and $90 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

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

Federal Education Loans Segment

Navient owns FFELP Loans and performs servicing on this portfolio. We also service FFELP Loans owned by other institutions. Our servicing quality, data-driven strategies and omnichannel education about federal repayment options translate into positive results for the millions of borrowers we serve. We generate revenue primarily through net interest income on our FFELP Loans and servicing-related fee income.

The following table includes asset information for our Federal Education Loans segment.

	December 31,
(Dollars in millions)	2022	2021
FFELP Loans, net	$43,525	$52,641
Cash and investments(1)	2,746	2,071
Other	2,229	2,183
Total assets	$48,500	$56,895

(1)
Includes restricted cash and investments.

Consumer Lending Segment

Navient owns, originates and services in-school and refinance Private Education Loans. "In-school" Private Education Loans are loans originally made to borrowers while they are attending school whereas "Refinance" Private Education Loans are loans where a borrower has refinanced their education loans. We generate revenue primarily through net interest income on our Private Education Loan portfolio.

Navient helps students and families through the going-to and paying-for-college journey. Our digital tools empower people to find grants and scholarships, compare financial aid offers and complete the FAFSA. Our Private Education Loans offer easy-to-understand payment options. After graduation, we offer student loan refinancing to help people simplify their repayment and earn a better rate. We believe our 50 years of experience, product design, digital marketing strategies, and origination and servicing platform provide a unique competitive advantage.

The following table includes asset information for our Consumer Lending segment.

	December 31,
(Dollars in millions)	2022	2021
Private Education Loans, net	$18,725	$20,171
Cash and investments(1)	617	824
Other	453	815
Total assets	$19,795	$21,810

(1)
Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Reporting (Continued)

Business Processing Segment

Navient provides business processing solutions such as omnichannel contact center services, workflow processing, and revenue cycle optimization. We leverage the same expertise and intelligent tools we use to deliver successful results for portfolios we own. Our support enables our clients to ensure better constituent outcomes, meet rapidly changing needs, improve technology, reduce operating expenses, manage risk and optimize revenue opportunities. Our clients include:

•
Government: We offer our solutions to federal agencies, state governments, tolling and parking authorities, other public sector clients.
•
Healthcare: Our clients include hospitals, hospital systems, medical centers, large physician groups, other healthcare providers and public health departments.

At December 31, 2022 and 2021, the Business Processing segment had total assets of $390 million and $397 million, respectively.

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

At December 31, 2022 and 2021, the Other segment had total assets of $2.1 billion and $1.5 billion, respectively.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Reporting (Continued)
Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2022
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,955	$1,195	$—	$—	$3,150	$23	$(12)	$11	$3,161
Cash and investments	32	10	—	20	62	—	—	—	62
Total interest income	1,987	1,205	—	20	3,212	23	(12)	11	3,223
Total interest expense	1,468	611	—	107	2,186	8	(92)	(84)	2,102
Net interest income (loss)	519	594	—	(87)	1,026	15	80	95	1,121
Less: provisions for loan losses	—	79	—	—	79	—	—	—	79
Net interest income (loss) after provisions for loan losses	519	515	—	(87)	947	15	80	95	1,042
Other income (loss):
Servicing revenue	65	12	—	—	77	—	—	—	77
Asset recovery and business processing revenue	6	—	330	—	336	—	—	—	336
Other income (loss)	31	1	—	—	32	(15)	186	171	203
Total other income (loss)	102	13	330	—	445	(15)	186	171	616
Expenses:
Direct operating expenses	106	148	280	—	534	—	—	—	534
Unallocated shared services expenses	—	—	—	242	242	—	—	—	242
Operating expenses	106	148	280	242	776	—	—	—	776
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	19	19	19
Restructuring/other reorganization expenses	—	—	—	36	36	—	—	—	36
Total expenses	106	148	280	278	812	—	19	19	831
Income (loss) before income tax expense (benefit)	515	380	50	(365)	580	—	247	247	827
Income tax expense (benefit)(2)	108	80	10	(76)	122	—	60	60	182
Net income (loss)	$407	$300	$40	$(289)	$458	$—	$187	$187	$645

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$95	$—	$95
Total other income (loss)	171	—	171
Goodwill and acquired intangible asset impairment and amortization	—	19	19
Total Core Earnings adjustments to GAAP	$266	$(19)	247
Income tax expense (benefit)			60
Net income (loss)			$187

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Reporting (Continued)

	Year Ended December 31, 2021
						Adjustments
(Dollars in millions)	Federal Education Loans	Consumer Lending	Business Processing	Other	Total Core Earnings	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(1)	Total GAAP
Interest income:
Education loans	$1,405	$1,181	$—	$—	$2,586	$98	$(39)	$59	$2,645
Cash and investments	—	2	—	1	3	—	—	—	3
Total interest income	1,405	1,183	—	1	2,589	98	(39)	59	2,648
Total interest expense	830	541	—	70	1,441	(8)	(117)	(125)	1,316
Net interest income (loss)	575	642	—	(69)	1,148	106	78	184	1,332
Less: provisions for loan losses	—	(61)	—	—	(61)	—	—	—	(61)
Net interest income (loss) after provisions for loan losses	575	703	—	(69)	1,209	106	78	184	1,393
Other income (loss):						—
Servicing revenue	162	6	—	—	168	—	—	—	168
Asset recovery and business processing revenue	51	—	488	—	539	—	—	—	539
Other income (loss)	25	—	—	5	30	(93)	157	64	94
Gains on sales of loans	—	91	—	—	91	(13)	—	(13)	78
Losses on debt repurchases	—	—	—	(73)	(73)	—	—	—	(73)
Total other income (loss)	238	97	488	(68)	755	(106)	157	51	806
Expenses:						—
Direct operating expenses	223	162	360	—	745	—	—	—	745
Unallocated shared services expenses	—	—	—	462	462	—	—	—	462
Operating expenses	223	162	360	462	1,207	—	—	—	1,207
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	30	30	30
Restructuring/other reorganization expenses	—	—	—	26	26	—	—	—	26
Total expenses	223	162	360	488	1,233	—	30	30	1,263
Income (loss) before income tax expense (benefit)	590	638	128	(625)	731	—	205	205	936
Income tax expense (benefit)(2)	136	146	29	(131)	180	—	39	39	219
Net income (loss)	$454	$492	$99	$(494)	$551	$—	$166	$166	$717

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income after provisions for loan losses	$184	$—	$184
Total other income (loss)	51	—	51
Goodwill and acquired intangible asset impairment and amortization	—	30	30
Total Core Earnings adjustments to GAAP	$235	$(30)	205
Income tax expense (benefit)			39
Net income (loss)			$166

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Core Earnings net income	$458	$551	$631
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	266	235	(265)
Net impact of goodwill and acquired intangible assets(2)	(19)	(30)	(22)
Net income tax effect(3)	(60)	(39)	68
Total Core Earnings adjustments to GAAP	187	166	(219)
GAAP net income	$645	$717	$412

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

APPENDIX A

DESCRIPTION OF FEDERAL FAMILY EDUCATION LOAN PROGRAM

The Federal Family Education Loan Program (FFELP) was authorized under Title IV of the Higher Education Act (HEA). No new FFELP loans were authorized to be made after July 1, 2010. The terms and conditions of existing FFELP loans continue to be governed by the HEA statute, implementing regulations, and guidance from the Department of Education (ED).

This appendix describes or summarizes the material provisions of HEA’s Title IV, the FFELP and related statutes and regulations, in place as of December 31, 2022. It, however, is not complete and is qualified in its entirety by reference to each actual statute and regulation. Both the HEA and the related regulations have been the subject of extensive amendments over the years. We cannot predict whether future amendments or modifications might materially change any of the programs described in this appendix or the statutes and regulations that implement them.

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

Interest. The borrower’s interest rate on a Stafford Loan can be fixed or variable, depending on the academic year in which the loan was disbursed.

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

Interest. The interest rates for PLUS Loans and SLS Loans depend on the year in which the loans were disbursed.

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

Guaranty Agencies under the FFELP

Under the FFELP, guaranty agencies guarantee loans made by eligible lending institutions, paying claims from “federal student loan reserve funds.” The rate of reimbursement depends on the type of claim (death, disability, or default) and can range from 97% to 100%.

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

APPENDIX B

form 10-k cross-reference index

		Page Number

Forward-Looking and Cautionary Statements		3

Available Information		4

PART I

Item 1.	Business	5-10,51-53

Item 1A.	Risk Factors	54-67

Item 1B.	Unresolved Staff Comments	Not Applicable

Item 2.	Properties	73

Item 3.	Legal Proceedings	53, F-49-F-51

Item 4.	Mine Safety Disclosures	Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	73-75

Item 6.	Selected Financial Data	Reserved and Removed

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-50

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	68-72

Item 8.	Financial Statements and Supplementary Data	(a)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable

Item 9A.	Controls and Procedures	76

Item 9B.	Other Information	Not Applicable

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	77

Item 11.	Executive Compensation	77

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	77

Item 13.	Certain Relationships and Related Transactions, and Director Independence	77

Item 14.	Principal Accountant Fees and Services	77

PART IV

Item 15.	Exhibits and Financial Statement Schedules	78-81, F-1-F-61

Item 16.	Form 10-K Summary	Not applicable

Signatures		82

(a)
Reference is made to the financial statements listed under the heading “(a) 1. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

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

ED — The U.S. Department of Education.

FFELP — The Federal Family Education Loan Program, formerly the Guaranteed Education Loan Program, a program that was discontinued in 2010.

FFELP Consolidation Loans — Under the FFELP, borrowers with multiple eligible education loans may have consolidated them into a single education loan with one lender at a fixed rate for the life of the loan. The new loan is considered a FFELP Consolidation Loan. The borrower rate on a FFELP Consolidation Loan is generally fixed for the term of the loan and was set by the weighted average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25%. Before October 1, 1998, maximum loan rates could have exceeded 8.25%. Between November 13, 1997 and September 30, 1998, interest rates were variable. Holders of FFELP Consolidation Loans are eligible to earn interest under the Special Allowance Payment (SAP) formula. In April 2008, we suspended originating new FFELP Consolidation Loans.

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

HCERA — The Health Care and Education Reconciliation Act of 2010.

Private Education Loans — Education loans to students or their families that bear the full credit risk of the customer and any cosigner. Private Education Loans are made primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or students’ and families’ resources. Private Education Loans include loans for higher education (undergraduate and graduate degrees) and for alternative education, such as career training, private kindergarten through secondary education schools and tutorial schools. Certain higher education loans have repayment terms similar to FFELP Loans, whereby repayments begin after the borrower leaves school while others require repayment of interest or a fixed pay amount while the borrower is still in school. Our higher education Private Education Loans are not dischargeable in bankruptcy, except in certain limited circumstances. Navient owns, originates and services refinance and in-school Private Education Loans.

"Refinance" Private Education Loans are education loans made to certain customers that have simplified their payments by consolidating private and/or federal education loans into a single Private Education Loan. These loans are expected to have low default rates as a result of a number of factors including high FICO scores, employment record and educational history.

"In-school" Private Education Loans are loans originally made to borrowers while they are attending school.

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