Form 10-Q
period 2023-03-31
NAVIENT CORP
filed 2023-04-26
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of March 31, 2023, there were 126,464,845 shares of common stock outstanding.

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
•
a reduction in our credit ratings;
•
adverse market conditions or an inability to effectively manage our liquidity risk or access liquidity could negatively impact us;
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

In addition to Core Earnings, we present the following other non-GAAP financial measures: Adjusted Core Earnings, Tangible Equity, Adjusted Tangible Equity Ratio, Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA) (for the Business Processing segment), and Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off Loans. Definitions for the non-GAAP financial measures and reconciliations are provided below, except that reconciliations of forward-looking non-GAAP financial measures are not provided because the company is unable to provide such reconciliations without unreasonable effort due to the uncertainty and inherent difficulty of predicting the occurrence and financial impact of certain items, including, but not limited to, the impact of any mark-to-market gains/losses resulting from our use of derivative instruments to hedge our economic risks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for a further discussion and a complete reconciliation between GAAP net income and Core Earnings.

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

With a focus on data-driven insights, service, compliance and innovative support, Navient’s business consists of:

NAVIENT®

Federal Education Loans

Consumer Lending

Business Processing

•
Federal Education Loans

We own a portfolio of $42.1 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. As a servicer on our own portfolio and for third parties, we deploy data-driven approaches to support the success of our customers. Our flexible and scalable infrastructure manages large volumes of complex transactions, simplifying the customer experience and continually improving efficiency.

•
Consumer Lending

We help students and families succeed through the college journey with innovative planning tools, student loans and refinancing products. Our $18.3 billion Private Education Loan portfolio demonstrates high customer success rates. In the first quarter of 2023, we originated $168 million of Private Education Loans.

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

Strong Financial Performance Resulting in a Strong Capital Return

Our first-quarter 2023 results continue to demonstrate the strength of our business model and our ability to deliver predictable and meaningful cash flow and earnings in all types of economic environments.

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

In December 2021, our Board approved a share repurchase program authorizing the purchase of up to $1 billion of the Company’s outstanding common stock. At March 31, 2023, $515 million remained in share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our Adjusted Tangible Equity Ratio(1) was 8.5% as of March 31, 2023.

(Dollars and shares in millions)	Q1-23	Q1-22
Shares repurchased	4.9	6.2
Reduction in shares outstanding	3%	3%
Total repurchases in dollars	$85	$115
Dividends paid	$21	$24
Total Capital Returned(2)	$106	$139
Adjusted Tangible Equity Ratio(1)	8.5%	7.0%

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Historical Financial Information and Ratios

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
GAAP Basis
Net income	$111	$255
Diluted earnings per common share	$.86	$1.67
Weighted average shares used to compute diluted earnings per share	$130	153
Return on assets	.68%	1.34%

Core Earnings Basis(1)
Net income(1)	$133	$135
Diluted earnings per common share(1)	$1.02	$.88
Adjusted diluted earnings per common share(1)	$1.06	$.90
Weighted average shares used to compute diluted earnings per share	130	153
Net interest margin, Federal Education Loans segment	1.12%	1.04%
Net interest margin, Consumer Lending segment	3.12%	2.80%
Return on assets	.82%	.71%

Education Loan Portfolios
Ending FFELP Loans, net	$42,148	$51,013
Ending Private Education Loans, net	18,275	20,088
Ending total education loans, net	$60,423	$71,101
Average FFELP Loans	$43,263	$52,258
Average Private Education Loans	19,289	21,157
Average total education loans	$62,552	$73,415

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

First-quarter 2023 GAAP net income was $111 million ($0.86 diluted earnings per share), compared with $255 million ($1.67 diluted Core Earnings per share) for the year-ago quarter. See “Results of Operations – GAAP Comparison of First-Quarter 2023 Results with First-Quarter 2022" for a discussion of the primary contributors to the change in GAAP earnings between periods.

First-quarter 2023 Core Earnings net income was $133 million ($1.02 diluted Core Earnings per share), compared with $135 million ($0.88 diluted Core Earnings per share) for the year-ago quarter. First-quarter 2023 and 2022 adjusted diluted Core Earnings(1) per share were $1.06 and $0.90, respectively. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

Financial highlights of first-quarter 2023 include:

Federal Education Loans segment:

•
Net income of $87 million.
•
Net interest margin of 1.12%.

Consumer Lending segment:

•
Net income of $110 million.
•
Net interest margin of 3.12%.
•
Originated $168 million of Private Education Loans.

Business Processing segment:

•
Revenue of $72 million.
•
Net income of $4 million and EBITDA(1) of $5 million.

Capital, funding and liquidity:

•
GAAP equity-to-asset ratio of 4.4% and adjusted tangible equity ratio(1) of 8.5%.
•
Repurchased $85 million of common shares. $515 million common share repurchase authority remains outstanding.
•
Paid $21 million in common stock dividends.
•
Retired $1 billion of unsecured debt.

Expenses:

•
GAAP operating expenses of $185 million and Adjusted Core Earnings expenses(1) of $183 million.

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Results of Operations

GAAP Income Statements (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2023	2022	$	%
Interest income
FFELP Loans	$693	$349	$344	99%
Private Education Loans	344	276	68	25
Cash and investments	34	1	33	3,300
Total interest income	1,071	626	445	71
Total interest expense	837	289	548	190
Net interest income	234	337	(103)	(31)
Less: provisions for loan losses	(14)	16	(30)	(188)
Net interest income after provisions for loan losses	248	321	(73)	(23)
Other income (loss):
Servicing revenue	17	18	(1)	(6)
Asset recovery and business processing revenue	72	97	(25)	(26)
Other income	7	10	(3)	(30)
Gains (losses) on derivative and hedging activities, net	(8)	98	(106)	(108)
Total other income	88	223	(135)	(61)
Expenses:
Operating expenses	185	205	(20)	(10)
Goodwill and acquired intangible assets impairment and amortization expense	3	4	(1)	(25)
Restructuring/other reorganization expenses	4	3	1	33
Total expenses	192	212	(20)	(9)
Income before income tax expense	144	332	(188)	(57)
Income tax expense	33	77	(44)	(57)
Net income	$111	$255	$(144)	(56)%
Basic earnings per common share	$.87	$1.69	$(.82)	(49)%
Diluted earnings per common share	$.86	$1.67	$(.81)	(49)%
Dividends per common share	$.16	$.16	$—	—

GAAP Comparison of First-Quarter 2023 Results with First-Quarter 2022

For the three months ended March 31, 2023, net income was $111 million, or $0.86 diluted earnings per common share, compared with net income of $255 million, or $1.67 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•
Net interest income decreased by $103 million primarily as a result of a $47 million decrease in mark-to-market gains on fair value hedges recorded in interest expense, an increase in interest rates as well as the paydown of the FFELP and Private Education Loan portfolios. This was partially offset by an increase in the net interest margin primarily due to improved funding spreads.
•
Provisions for loan losses decreased $30 million from $16 million to $(14) million:
o
The provision for FFELP Loan losses increased $10 million from $0 to $10 million.
o
The provision for Private Education Loan losses decreased $40 million from $16 million to $(24) million.

The FFELP Loan provision for loan losses of $10 million in the current period was primarily a result of the extension of the portfolio and the resulting increase in unamortized premium allocated to expected future defaults.

The Private Education Loan provision for loan losses of $(24) million in the current period included $(52) million in connection with the adoption of a new accounting standard (ASU 2022-02), $5 million in connection with loan originations and $23 million in connection with the resolution of certain private legacy loans in bankruptcy. The provision of $16 million in the year-ago quarter included $11 million in connection with loan originations and $5 million related to a reserve build.

We adopted ASU No. 2022-02, “Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures” on January 1, 2023. This new ASU eliminates the troubled debt restructurings (TDRs) recognition and measurement guidance. Prior to adopting this new guidance, as it relates to interest rate concessions granted as part of our Private Education Loan modification program, a discounted cash flow model was used to calculate the amount of interest forgiven for loans that were in the program and the present value of that interest rate concession was included as a part of the allowance for loan loss. This new guidance no longer allows the measurement and recognition of this element of our allowance for loan loss for new modifications that occur subsequent to January 1, 2023. As of December 31, 2022, the allowance for loan loss included $77 million related to this interest rate concession component of the allowance for loan loss. We elected to adopt this amendment using a prospective transition method which results in the $77 million releasing in 2023 and 2024 as the borrowers exit their current modification programs. $52 million of the $77 million was released in the first quarter of 2023.

•
Asset recovery and business processing revenue decreased $25 million primarily as a result of the expected $37 million reduction in revenue from the wind-down of pandemic-related contracts, which was partially offset by a $15 million increase in revenue from services for our traditional services clients. The remaining $3 million decrease was related to revenue earned in our Federal Education Loan segment and was a result of exiting that business line in fourth-quarter 2022.
•
Net gains on derivative and hedging activities decreased $106 million. The primary factors affecting the change were interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.
•
Excluding net regulatory-related expenses of $2 million and $1 million in the first quarters of 2023 and 2022, respectively, operating expenses were $183 million and $204 million in the first quarters of 2023 and 2022, respectively. This $21 million decrease was primarily related to the decline in Business Processing pandemic-related revenue as well as a decline in overall servicing costs.

We repurchased 4.9 million and 6.2 million shares of our common stock during the first quarters of 2023 and 2022, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 23 million common shares (or 15%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2023	2022	2023 vs. 2022
Interest income:
FFELP Loans	$695	$334	108%
Cash and investments	20	—	100
Total interest income	715	334	114
Total interest expense	590	195	203
Net interest income	125	139	(10)
Less: provision for loan losses	10	—	100
Net interest income after provision for loan losses	115	139	(17)
Other income (loss):
Servicing revenue	14	15	(7)
Asset recovery and business processing revenue	—	3	(100)
Other income	5	11	(55)
Total other income	19	29	(34)
Direct operating expenses	20	28	(29)
Income before income tax expense	114	140	(19)
Income tax expense	27	33	(18)
Net income	$87	$107	(19)%

Comparison of First-Quarter 2023 Results with First-Quarter 2022

•
Net income was $87 million compared to $107 million.
•
Net interest income decreased $14 million primarily due to the paydown of the portfolio.
•
Provision for loan losses increased $10 million. The $10 million of provision for loan losses in the current period primarily was a result of the extension of the portfolio and the resulting increase in unamortized premium allocated to expected future defaults.
o
Net charge-offs were $18 million compared to $7 million.
o
Delinquencies greater than 90 days were $2.7 billion compared to $2.7 billion.
o
Forbearances were $6.8 billion compared to $6.3 billion.
•
Other revenue decreased $10 million due to a decrease in transition services as well as a decrease in asset recovery revenue.
•
Expenses were $8 million lower as a result of the paydown of the loan portfolio and the decrease in other revenue discussed above.

Key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Segment net interest margin	1.12%	1.04%
FFELP Loans:
FFELP Loan spread	1.25%	1.11%
Provision for loan losses	$10	$—
Net charge-offs	$18	$7
Net charge-off rate	.22%	.07%
Greater than 30-days delinquency rate	14.4%	13.5%
Greater than 90-days delinquency rate	7.9%	6.4%
Forbearance rate	16.9%	12.9%
Average FFELP Loans	$43,263	$52,258
Ending FFELP Loans, net	$42,148	$51,013

(Dollars in billions)
Total federal loans serviced(1)	$49	$59

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended March 31,
	2023	2022
FFELP Loan yield	6.07%	2.10%
Floor Income	.45	.49
FFELP Loan net yield	6.52	2.59
FFELP Loan cost of funds	(5.27)	(1.48)
FFELP Loan spread	1.25	1.11
Other interest-earning asset spread impact	(.13)	(.07)
Net interest margin(1)	1.12%	1.04%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
FFELP Loans	$43,263	$52,258
Other interest-earning assets	1,972	1,930
Total FFELP Loan interest-earning assets	$45,235	$54,188

As of March 31, 2023, our FFELP Loan portfolio totaled $42.1 billion, comprised of $15.2 billion of FFELP Stafford Loans and $26.9 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of March 31, 2023 was 7 years and 8 years, respectively, assuming a Constant Prepayment Rate (CPR) of 8% and 5%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after March 31, 2023 and 2022, based on interest rates as of those dates.

(Dollars in billions)	March 31, 2023	March 31, 2022
Education loans eligible to earn Floor Income	$41.8	$50.7
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(19.9)	(23.6)
Less: economically hedged Floor Income	(9.1)	(13.0)
Education loans eligible to earn Floor Income after rebates and economically hedged	$12.8	$14.1
Education loans earning Floor Income	$—	$5.6

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period April 1, 2023 to December 31, 2027.

(Dollars in billions)	April 1, 2023 to December 31, 2023	2024	2025	2026	2027
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$6.3	$2.0	$1.0	$1.0	$.3

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue decreased $3 million as a result of exiting the FFELP asset recovery business in the fourth quarter of 2022.

Other Income

Other income decreased $6 million primarily related to lower contract-exit transition services.

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $8 million lower primarily as a result of the paydown of the loan portfolio and the decrease in other income discussed above.

Federal Loan Forgiveness

On August 24, 2022, the Biden-Harris Administration announced its Student Debt Relief (SDR) Plan. The SDR Plan provides up to $20,000 in one-time debt relief to income-qualified recipients with ED held student loans and initially extended the repayment pause on ED held loans through December 31, 2022. This repayment pause has been further extended as detailed below. As the SDR Plan is currently configured, privately held FFELP Loans, like ours, do not qualify for debt forgiveness.

Following the initial announcement of the SDR Plan, ED provided more specific guidance on debt relief through its studentaid.gov website on September 29, 2022. Following publication of the SDR Plan, a number of states and private organizations initiated legal challenges to the SDR Plan in various courts throughout the country, which ultimately resulted in the implementation of the SDR Plan being disallowed. The Biden-Harris Administration and ED subsequently appealed both cases to the Supreme Court of the United States which heard the cases on February 28, 2023, and a ruling is expected prior to the end of the Supreme Court's current term. If the SDR Plan has not been implemented and the litigation is not resolved by June 30, 2023, payments are scheduled to resume 60 days after that date. While the current version of the SDR Plan provides that borrowers with federal student loans not held by ED cannot obtain one-time debt relief by consolidating those loans into Direct Loans, ED states that they are assessing whether there are alternative pathways to provide relief to borrowers with federal student loans not held by ED, including FFELP Loans.

We estimate that borrowers with approximately $600 million of FFELP Loans (1% of the FFELP portfolio’s average 2022 balance) had consolidated their loans with ED prior to the deadline to qualify for debt relief established by the SDR Plan.

As a result, there was not a material impact on the Company’s accounting and related 2022 and 2023 results related to the SDR Plan as currently:

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

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2023	2022	2023 vs. 2022
Interest income:
Private Education Loans	$344	$276	25%
Cash and investments	6	1	500
Interest income	350	277	26
Interest expense	197	125	58
Net interest income	153	152	1
Less: provision for loan losses	(24)	16	(250)
Net interest income after provision for loan losses	177	136	30
Servicing revenue	3	3	—
Direct operating expenses	37	35	6
Income before income tax expense	143	104	38
Income tax expense	33	25	32
Net income	$110	$79	39%

Comparison of First-Quarter 2023 Results with First-Quarter 2022

•
Originated $168 million of Private Education Loans compared to $966 million.
o
Refinance Loan originations were $135 million compared to $941 million. The decrease in originations is primarily the result of borrowers with fixed interest rate loans having less of an incentive to refinance in light of the significant increase in interest rates that occurred in 2022.
o
In-school loan originations were $33 million compared to $25 million.
•
Net income was $110 million compared to $79 million.
•
Net interest income increased $1 million due to an increase in the net interest margin primarily due to improved funding spreads. This was partially offset by the paydown of the portfolio.
•
Provision for loan losses decreased $40 million. The provision for loan losses of $(24) million in the current period included $(52) million in connection with the adoption of a new accounting standard (ASU 2022-02) (see "GAAP Comparison of First-Quarter 2023 Results with First-Quarter 2022" for further discussion), $5 million in connection with loan originations and $23 million in connection with the resolution of certain private legacy loans in bankruptcy. The provision of $16 million in the year-ago period included $11 million in connection with loan originations and $5 million related to a reserve build. The increases in charge-offs and delinquencies detailed below are primarily the result of loans that were experiencing repayment difficulties pre-COVID returning to repayment after pandemic relief.
o
Net charge-offs were $75 million compared with $69 million.
o
Private Education Loan delinquencies greater than 90 days: $364 million, up $50 million from $314 million.
o
Private Education Loan forbearances: $354 million, down $64 million from $418 million.
•
Expenses increased $2 million.

Key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Segment net interest margin	3.12%	2.80%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.28%	2.97%
Provision for loan losses	$(24)	$16
Net charge-offs(1)	$75	$69
Net charge-off rate(1)	1.63%	1.38%
Greater than 30-days delinquency rate	4.5%	4.0%
Greater than 90-days delinquency rate	2.0%	1.6%
Forbearance rate	1.9%	2.0%
Average Private Education Loans	$19,289	$21,157
Ending Private Education Loans, net	$18,275	$20,088
Private Education Refinance Loans:
Net charge-offs	$8	$6
Greater than 90-day delinquency rate	.3%	.1%
Average balance of Private Education Refinance Loans	$9,521	$10,084
Ending balance of Private Education Refinance Loans	$9,274	$9,995
Private Education Refinance Loan originations	$135	$941

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended March 31,
	2023	2022
Private Education Loan yield	7.24%	5.28%
Private Education Loan cost of funds	(3.96)	(2.31)
Private Education Loan spread	3.28	2.97
Other interest-earning asset spread impact	(.16)	(.17)
Net interest margin(1)	3.12%	2.80%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Private Education Loans	$19,289	$21,157
Other interest-earning assets	625	732
Total Private Education Loan interest-earning assets	$19,914	$21,889

The increase in the net interest margin from the prior year is primarily a result of an increase in the net interest margin on the refinance portfolio due to an improvement in the cost of funds.

As of March 31, 2023, our Private Education Loan portfolio totaled $18.3 billion, comprised of $9.3 billion of refinance loans and $9.0 billion of non-refinance loans. The weighted-average life of these portfolios as of March 31, 2023 was 4 years and 5 years, respectively, assuming a Constant Prepayment Rate (CPR) of 15% and 10%, respectively.

Provision for Loan Losses

The provision for Private Education Loan losses decreased $40 million. The provision for loan losses of $(24) million in the current period included $(52) million in connection with the adoption of a new accounting standard (ASU 2022-02), $5 million in connection with loan originations and $23 million in connection with the resolution of certain private legacy loans in bankruptcy. The provision of $16 million in the year-ago quarter included $11 million in connection with loan originations and $5 million related to a reserve build.

See "Note 1 — Significant Accounting Policies" for further discussion and detail on the adoption of ASU 2022-22.

Operating Expenses

Operating expenses for our consumer lending segment include costs to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses increased $2 million.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2023	2022	2023 vs. 2022
Business processing revenue	$72	$94	(23)%
Direct operating expenses	67	76	(12)
Income before income tax expense	5	18	(72)
Income tax expense	1	4	(75)
Net income	$4	$14	(71)%

Comparison of First-Quarter 2023 Results with First-Quarter 2022

•
Revenue was $72 million, $22 million lower due to the expected $37 million wind-down of pandemic-related contracts which was partially offset by a $15 million growth in ongoing government and healthcare services.
•
Net income was $4 million compared to $14 million.
•
EBITDA(1) was $5 million, down $14 million, primarily the result of the revenue decrease discussed above. Upfront start-up costs on new contracts were $4 million in first-quarter 2023. Excluding these contract start-up costs, first-quarter 2023 EBITDA and EBITDA margin would be $9 million and 13%, respectively.

Key performance metrics are as follows:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Revenue from government services	$40	$49
Revenue from healthcare services	32	45
Total fee revenue	$72	$94
EBITDA(1)	$5	$19
EBITDA margin(1)	7%	20%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2023	2022	2023 vs. 2022
Net interest loss after provision for loan losses	$(25)	$(15)	67%
Other income (loss)	2	(1)	300
Expenses:
Unallocated shared services expenses:
Unallocated information technology costs	19	21	(10)
Unallocated corporate costs	42	45	(7)
Total unallocated shared services expenses	61	66	(8)
Restructuring/other reorganization expenses	4	3	33
Total expenses	65	69	(6)
Loss before income tax benefit	(88)	(85)	4
Income tax benefit	(20)	(20)	—
Net income (loss)	$(68)	$(65)	5%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The amount of the net interest loss is primarily a result of the size of the liquidity portfolio as well as the cost of funds of the debt funding the corporate liquidity portfolio.

Unallocated Shared Services Expenses

Unallocated shared services expenses are comprised of costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management and the board of directors. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. On an adjusted basis, expenses decreased $6 million from the year-ago quarter. Adjusted expenses exclude $2 million and $1 million, respectively, of regulatory-related expenses in the first quarters of 2023 and 2022.

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

Restructuring/Other Reorganization Expenses

During the first quarters of 2023 and 2022, the Company incurred $4 million and $3 million, respectively, of restructuring/other reorganization expenses primarily due to facility exit and severance-related costs.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of Our Education Loan Portfolio

Ending Education Loan Balances, net

	March 31, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$15	$—	$15	$73	$88
Grace, repayment and other(2)	15,339	27,008	42,347	18,908	61,255
Total	15,354	27,008	42,362	18,981	61,343
Allowance for loan losses	(155)	(59)	(214)	(706)	(920)
Total education loan portfolio	$15,199	$26,949	$42,148	$18,275	$60,423
% of total FFELP	36%	64%	100%
% of total	25%	45%	70%	30%	100%

	December 31, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$16	$—	$16	$54	$70
Grace, repayment and other(2)	15,834	27,897	43,731	19,471	63,202
Total	15,850	27,897	43,747	19,525	63,272
Allowance for loan losses	(159)	(63)	(222)	(800)	(1,022)
Total education loan portfolio	$15,691	$27,834	$43,525	$18,725	$62,250
% of total FFELP	36%	64%	100%
% of total	25%	45%	70%	30%	100%

	March 31, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$21	$—	$21	$40	$61
Grace, repayment and other(2)	17,983	33,264	51,247	21,012	72,259
Total	18,004	33,264	51,268	21,052	72,320
Allowance for loan losses	(176)	(79)	(255)	(964)	(1,219)
Total education loan portfolio	$17,828	$33,185	$51,013	$20,088	$71,101
% of total FFELP	35%	65%	100%
% of total	25%	47%	72%	28%	100%

(1)
Loans for customers still attending school and are not yet required to make payments on the loan.
(2)
Includes loans in deferment or forbearance.

Education Loan Activity

	Three Months Ended March 31, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$15,691	$27,834	$43,525	$18,725	$62,250
Acquisitions (originations and purchases)(1)	—	—	—	274	274
Capitalized interest and premium/discount amortization	146	163	309	49	358
Refinancings and consolidations to third parties	(252)	(435)	(687)	(72)	(759)
Repayments and other	(386)	(613)	(999)	(701)	(1,700)
Ending balance	$15,199	$26,949	$42,148	$18,275	$60,423

	Three Months Ended March 31, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$18,219	$34,422	$52,641	$20,171	$72,812
Acquisitions (originations and purchases)(1)	—	1	1	1,090	1,091
Capitalized interest and premium/discount amortization	170	183	353	53	406
Refinancings and consolidations to third parties	(245)	(686)	(931)	(222)	(1,153)
Repayments and other	(316)	(735)	(1,051)	(1,004)	(2,055)
Ending balance	$17,828	$33,185	$51,013	$20,088	$71,101

(1)
Includes the origination of $50 million and $218 million of Private Education Refinance Loans in the first quarters of 2023 and 2022, that refinanced FFELP and Private Education Loans that were on our balance sheet.

FFELP Loan Portfolio Performance

	March 31, 2023		December 31, 2022		March 31, 2022
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,778		$1,772		$2,232
Loans in forbearance(2)	6,844		7,603		6,312
Loans in repayment and percentage of each status:
Loans current	28,886	85.6%	29,004	84.4%	36,948	86.5%
Loans delinquent 31-60 days(3)	1,270	3.8	1,247	3.6	1,888	4.4
Loans delinquent 61-90 days(3)	902	2.7	833	2.4	1,148	2.7
Loans delinquent greater than 90 days(3)	2,682	7.9	3,288	9.6	2,740	6.4
Total FFELP Loans in repayment	33,740	100%	34,372	100%	42,724	100%
Total FFELP Loans	42,362		43,747		51,268
FFELP Loan allowance for losses	(214)		(222)		(255)
FFELP Loans, net	$42,148		$43,525		$51,013
Percentage of FFELP Loans in repayment		79.6%		78.6%		83.3%
Delinquencies as a percentage of FFELP Loans in repayment		14.4%		15.6%		13.5%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.9%		18.1%		12.9%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Portfolio Performance

	March 31, 2023		December 31, 2022		March 31, 2022
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$369		$354		$377
Loans in forbearance(2)	354		401		418
Loans in repayment and percentage of each status:
Loans current	17,439	95.5%	17,838	95.0%	19,447	96.0%
Loans delinquent 31-60 days(3)	290	1.6	335	1.8	290	1.4
Loans delinquent 61-90 days(3)	165	.9	186	1.0	206	1.0
Loans delinquent greater than 90 days(3)	364	2.0	411	2.2	314	1.6
Total Private Education Loans in repayment	18,258	100%	18,770	100%	20,257	100%
Total Private Education Loans	18,981		19,525		21,052
Private Education Loan allowance for losses	(706)		(800)		(964)
Private Education Loans, net	$18,275		$18,725		$20,088
Percentage of Private Education Loans in repayment		96.2%		96.1%		96.2%
Delinquencies as a percentage of Private Education Loans in repayment		4.5%		5.0%		4.0%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.9%		2.1%		2.0%
Percentage of Private Education Loans with a cosigner(4)		33%		33%		34%

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
(4)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for all periods presented.

Allowance for Loan Losses

	Three Months Ended March 31,
	2023			2022
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$222	$800	$1,022	$262	$1,009	$1,271
Total provision	10	(24)	(14)	—	16	16
Charge-offs:
Gross charge-offs	(18)	(88)	(106)	(7)	(81)	(88)
Expected future recoveries on current period gross charge-offs	—	13	13	—	12	12
Net charge-offs(1)	(18)	(75)	(93)	(7)	(69)	(76)
Decrease in expected future recoveries on charged- off loans(2)	—	5	5	—	8	8
Allowance at end of period (GAAP)	214	706	920	255	964	1,219
Plus: expected future recoveries on previously fully charged-off loans(2)	—	268	268	—	321	321
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(3)	$214	$974	$1,188	$255	$1,285	$1,540
Net charge-offs as a percentage of average loans in repayment (annualized)	.22%	1.63%		.07%	1.38%
Allowance coverage of charge-offs (annualized)(3)	2.9	3.2	(Non-GAAP)	8.8	4.6	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(3)	.5%	5.1%	(Non-GAAP)	.5%	6.1%	(Non-GAAP)
Allowance as a percentage of ending loans in repayment(3)	.6%	5.4%	(Non-GAAP)	.6%	6.3%	(Non-GAAP)
Ending total loans	$42,362	$18,981		$51,268	$21,052
Average loans in repayment	$34,305	$18,552		$43,125	$20,387
Ending loans in repayment	$33,740	$18,258		$42,724	$20,257

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
(2)
At the end of each month, for Private Education Loans that are 212 or more days past due, we charge off the estimated loss of a defaulted loan balance by charging off the entire loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as "expected future recoveries on previously fully charged-off loans." If actual periodic recoveries are greater than expected, the difference is immediately reflected as a reduction to expected future recoveries on previously fully charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on previously fully charged-off loans:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Beginning of period expected future recoveries on previously fully charged-off loans	$274	$329
Expected future recoveries of current period defaults	13	12
Recoveries (cash collected)	(13)	(15)
Charge-offs (as a result of lower recovery expectations)	(6)	(5)
End of period expected future recoveries on previously fully charged-off loans	268	$321
Change in balance during period	$(5)	$(8)
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

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $6.0 billion at March 31, 2023. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $1.1 billion of senior unsecured notes that mature in the short term (i.e., over the next 12 months) and the remaining $4.9 billion of senior unsecured notes that mature in the long term (from 2024 to 2043 with 77% maturing by 2029), through a number of sources. These sources include our cash on hand, unencumbered FFELP Loan and Private Education Refinance Loan portfolios (see “Sources of Primary Liquidity” below), the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans (a portion of which is obtained through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Loan originations and purchases are part of our ongoing liquidity needs. We purchased 4.9 million shares of common stock for $85 million in the first quarter of 2023 and have $515 million of unused share repurchase authority as of March 31, 2023.

Sources of Primary Liquidity

(Dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Ending Balances:
Total unrestricted cash and liquid investments	$570	$1,535	$708
Unencumbered FFELP Loans	62	68	222
Unencumbered Private Education Refinance Loans	37	55	232
Total	$669	$1,658	$1,162

	Three Months Ended
(Dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Average Balances:
Total unrestricted cash and liquid investments	$825	$1,517	$874
Unencumbered FFELP Loans	85	153	177
Unencumbered Private Education Refinance Loans	66	300	343
Total	$976	$1,970	$1,394

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

(Dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Ending Balances
FFELP Loan ABCP facilities	$57	$101	$352
Private Education Loan ABCP facilities	1,028	1,248	2,137
Total	$1,085	$1,349	$2,489

	Three Months Ended
(Dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Average Balances
FFELP Loan ABCP facilities	$107	$193	$382
Private Education Loan ABCP facilities	1,141	1,556	2,239
Total	$1,248	$1,749	$2,621

At March 31, 2023, we had a total of $3.0 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $1.5 billion principal of our unencumbered tangible assets of which $1.5 billion and $62 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of March 31, 2023, we had $5.4 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Our secured financing facilities include Private Education Loan ABS Repurchase Facilities, which had $0.6 billion outstanding as of March 31, 2023. These repurchase facilities are collateralized by the net assets in previously issued Private Education Loan ABS trusts and have had a cost of funds lower than that of a new unsecured debt issuance.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	March 31, 2023	December 31, 2022
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$3.7	3.7
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	1.7	1.5
Tangible unencumbered assets(1)	3.0	4.1
Senior unsecured debt	(6.0)	(7.0)
Mark-to-market on unsecured hedged debt(2)	.2	.3
Other liabilities, net	(.3)	(.3)
Total Tangible Equity (1)	$2.3	$2.3

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”
(2)
At March 31, 2023 and December 31, 2022, there were $(207) million and $(285) million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).

Borrowings

Ending Balances

	March 31, 2023			December 31, 2022
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,149	$4,864	$6,013	$1,301	$5,711	$7,012
Total unsecured borrowings	1,149	4,864	6,013	1,301	5,711	7,012
Secured borrowings:
FFELP Loan securitizations	68	40,275	40,343	76	42,675	42,751
Private Education Loan securitizations	648	12,187	12,835	725	12,744	13,469
FFELP Loan ABCP facilities	887	428	1,315	923	386	1,309
Private Education Loan ABCP facilities	2,917	—	2,917	2,734	—	2,734
Other	105	—	105	121	—	121
Total secured borrowings	4,625	52,890	57,515	4,579	55,805	60,384
Core Earnings basis borrowings(1)	5,774	57,754	63,528	5,880	61,516	67,396
Adjustment for GAAP accounting treatment	(21)	(366)	(387)	(10)	(490)	(500)
GAAP basis borrowings	$5,753	$57,388	$63,141	$5,870	$61,026	$66,896

Average Balances

	Three Months Ended March 31,
	2023		2022
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$6,279	8.14%	$7,015	4.30%
Total unsecured borrowings	6,279	8.14	7,015	4.30
Secured borrowings:
FFELP Loan securitizations	41,377	5.15	50,553	1.31
Private Education Loan securitizations	13,172	3.25	14,653	2.29
FFELP Loan ABCP facilities	1,288	5.90	692	1.57
Private Education Loan ABCP facilities	2,828	6.25	2,496	1.90
Other	108	5.03	251	.67
Total secured borrowings	58,773	4.79	68,645	1.54
Core Earnings basis borrowings(1)	65,052	5.11	75,660	1.79
Adjustment for GAAP accounting treatment	—	.11	—	(.24)
GAAP basis borrowings	$65,052	5.22%	$75,660	1.55%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.” The differences in derivative accounting give rise to the difference above.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). A discussion of our critical accounting policies, which includes the allowance for loan losses, goodwill impairment assessment, premium and discount amortization, and the impact of the SDR Plan on our accounting policies and estimates, can be found in our 2022 Form 10-K.

Non-GAAP Financial Measures

In addition to financial results reported on a GAAP basis, Navient also provides certain performance measures which are non-GAAP financial measures. We present the following non-GAAP financial measures: (1) Core Earnings (as well as Adjusted Core Earnings), (2) Tangible Equity (as well as the Adjusted Tangible Equity Ratio), (3) EBITDA for the Business Processing segment, and (4) Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off Loans. Definitions for the non-GAAP financial measures and reconciliations are provided below, except that reconciliations of forward-looking non-GAAP financial measures are not provided because the company is unable to provide such reconciliations without unreasonable effort due to the uncertainty and inherent difficulty of predicting the occurrence and financial impact of certain items, including, but not limited to, the impact of any mark-to-market gains/losses resulting from our use of derivative instruments to hedge our economic risks.

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

The following tables show our consolidated GAAP results, Core Earnings results (including for each reportable segment) along with the adjustments made to the income/expense items to reconcile the consolidated GAAP results to the Core Earnings results as required by GAAP and reported in “Note 12 — Segment Reporting.”

	Three Months Ended March 31, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$1,037					$695	$344	$—	$—
Cash and investments	34					20	6	—	8
Total interest income	1,071					715	350	—	8
Total interest expense	837					590	197	—	33
Net interest income (loss)	234	$12	$7	$19	$253	125	153	—	(25)
Less: provisions for loan losses	(14)				(14)	10	(24)	—	—
Net interest income (loss) after provisions for loan losses	248					115	177	—	(25)
Other income (loss):
Servicing revenue	17					14	3	—	—
Asset recovery and business processing revenue	72					—	—	72	—
Other income (loss)	(1)					5	—	—	2
Total other income (loss)	88	(12)	20	8	96	19	3	72	2
Expenses:
Direct operating expenses	124					20	37	67	—
Unallocated shared services expenses	61					—	—	—	61
Operating expenses	185	—	—	—	185	20	37	67	61
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	4	—	—	—	4	—	—	—	4
Total expenses	192	—	(3)	(3)	189	20	37	67	65
Income (loss) before income tax expense (benefit)	144	—	30	30	174	114	143	5	(88)
Income tax expense (benefit)(2)	33	—	8	8	41	27	33	1	(20)
Net income (loss)	$111	$—	$22	$22	$133	$87	$110	$4	$(68)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$19	$—	$19
Total other income (loss)	8	—	8
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$27	$3	30
Income tax expense (benefit)			8
Net income (loss)			$22

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended March 31, 2022
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$625					$334	$276	$—	$—
Cash and investments	1					—	1	—	—
Total interest income	626					334	277	—	—
Total interest expense	289					195	125	—	15
Net interest income (loss)	337	$(19)	$(42)	$(61)	$276	139	152	—	(15)
Less: provisions for loan losses	16				16	—	16	—	—
Net interest income (loss) after provisions for loan losses	321					139	136	—	(15)
Other income (loss):
Servicing revenue	18					15	3	—	—
Asset recovery and business processing revenue	97					3	—	94	—
Other income (loss)	108					11	—	—	(1)
Total other income (loss)	223	19	(117)	(98)	125	29	3	94	(1)
Expenses:
Direct operating expenses	139					28	35	76	—
Unallocated shared services expenses	66					—	—	—	66
Operating expenses	205	—	—	—	205	28	35	76	66
Goodwill and acquired intangible asset impairment and amortization	4	—	(4)	(4)	—	—	—	—	—
Restructuring/other reorganization expenses	3	—	—	—	3	—	—	—	3
Total expenses	212	—	(4)	(4)	208	28	35	76	69
Income (loss) before income tax expense (benefit)	332	—	(155)	(155)	177	140	104	18	(85)
Income tax expense (benefit)(2)	77	—	(35)	(35)	42	33	25	4	(20)
Net income (loss)	$255	$—	$(120)	$(120)	$135	$107	$79	$14	$(65)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(61)	$—	$(61)
Total other income (loss)	(98)	—	(98)
Goodwill and acquired intangible asset impairment and amortization	—	(4)	(4)
Total Core Earnings adjustments to GAAP	$(159)	$4	(155)
Income tax expense (benefit)			(35)
Net income (loss)			$(120)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between GAAP and Core Earnings net income and details each specific adjustment required to reconcile our GAAP earnings to our Core Earnings segment presentation.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
GAAP net income	$111	$255
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	27	(159)
Net impact of goodwill and acquired intangible assets	3	4
Net income tax effect	(8)	35
Total Core Earnings adjustments to GAAP	22	(120)
Core Earnings net income	$133	$135

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Core Earnings derivative adjustments:
(Gains) losses on derivative and hedging activities, net, included in other income	$8	$(98)
Plus: (Gains) losses on fair value hedging activity included in interest expense	6	(41)
Total (gains) losses in GAAP net income	14	(139)
Plus: Reclassification of settlement income (expense) on derivative and hedging activities, net(1)	12	(19)
Mark-to-market (gains) losses on derivative and hedging activities, net(2)	26	(158)
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	2	4
Other derivative accounting adjustments(3)	(1)	(5)
Total net impact of derivative accounting	$27	$(159)

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

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$—	$(19)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	12	—
Total reclassifications of settlement income (expense) on derivative and hedging activities	$12	$(19)

(2)
“Mark-to-market (gains) losses on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Fair value hedges	$4	$(25)
Foreign currency hedges	2	(16)
Floor Income Contracts	—	(55)
Basis swaps	2	(2)
Other - LIBOR swaps	18	(60)
Total mark-to-market (gains) losses on derivative and hedging activities, net	$26	$(158)

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of March 31, 2023, derivative accounting has increased GAAP equity by approximately $81 million as a result of cumulative net mark-to-market gains (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Beginning impact of derivative accounting on GAAP equity	$122	$(299)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	(41)	236
Ending impact of derivative accounting on GAAP equity	$81	$(63)

(1)
Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Total pre-tax net impact of derivative accounting recognized in net income(2)	$(27)	$159
Tax and other impacts of derivative accounting adjustments	7	(37)
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	(21)	114
Net impact of net mark-to-market gains (losses) under derivative accounting	$(41)	$236

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

(Dollars in millions)	March 31, 2023	March 31, 2022
Total hedged Floor Income, net of tax(1)(2)	$166	$289

(1)
$217 million and $377 million on a pre-tax basis as of March 31, 2023 and March 31, 2022, respectively.
(2)
Of the $166 million as of March 31, 2023, approximately $70 million, $39 million, $21 million and $18 million will be recognized as part of Core Earnings net income in the remainder of 2023, 2024, 2025 and 2026, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Core Earnings goodwill and acquired intangible asset adjustments	$3	$4

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

The following table summarizes these expenses which are excluded:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Restructuring/other reorganization expenses	$4	$3
Regulatory-related expenses	2	1
Total	$6	$4

2. Tangible Equity and Adjusted Tangible Equity Ratio

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

(Dollars in millions)	March 31, 2023	March 31, 2022
Navient Corporation's stockholders' equity	$2,958	$2,824
Less: Goodwill and acquired intangible assets	703	722
Tangible Equity	2,255	2,102
Less: Equity held for FFELP Loans	211	255
Adjusted Tangible Equity	$2,044	$1,847
Divided by:
Total assets	$66,913	$78,158
Less:
Goodwill and acquired intangible assets	703	722
FFELP Loans	42,148	51,013
Adjusted tangible assets	$24,062	$26,423
Adjusted Tangible Equity Ratio	8.5%	7.0%

3. Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses. EBITDA for the Business Processing segment is calculated as:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Pre-tax income	$5	$18
Plus:
Depreciation and amortization expense(1)	—	1
EBITDA	$5	$19
Divided by:
Total revenue	$72	$94
EBITDA margin	7%	20%

(1)
There is no interest expense in this segment.

4. Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off

Loans

The allowance for loan losses on the Private Education Loan portfolio used for the three credit metrics below excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in connection with the loans on balance sheet that have not charged off. That is, as of March 31, 2023, the $974 million Private Education Loan allowance for loan losses excluding expected future recoveries on previously fully charged-off loans represents the current expected credit losses that remain in connection with the $18,275 million Private Education Loan portfolio. The $268 million of expected future recoveries on previously fully charged-off loans, which is collected over an average 15-year period, mechanically is a reduction to the overall allowance for loan losses. However, it is not related to the $18,275 million Private Education Loan portfolio on our balance sheet and, as a result, management excludes this impact to the allowance to better evaluate and assess our overall credit loss coverage on the Private Education Loan portfolio. We believe this provides a more meaningful and holistic view of the available credit loss coverage on our non-charged-off Private Education Loan portfolio. We believe this information is useful to our investors, lenders and rating agencies.

Allowance for Loan Losses Metrics – Private Education Loans

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Allowance at end of period (GAAP)	$706	$964
Plus: expected future recoveries on previously fully charged-off loans	268	321
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)	$974	$1,285
Ending total loans	$18,981	$21,052
Ending loans in repayment	$18,258	$20,257
Net charge-offs	$75	$69

Allowance coverage of charge-offs (annualized):
GAAP	2.3	3.4
Adjustment(1)	.9	1.2
Non-GAAP Financial Measure(1)	3.2	4.6

Allowance as a percentage of the ending total loan balance:
GAAP	3.7%	4.6%
Adjustment(1)	1.4	1.5
Non-GAAP Financial Measure(1)	5.1%	6.1%

Allowance as a percentage of the ending loans in repayment:
GAAP	3.9%	4.8%
Adjustment(1)	1.5	1.5
Non-GAAP Financial Measure(1)	5.4%	6.3%

(1)
The allowance used for these credit metrics excludes the expected future recoveries on previously fully charged-off loans. See discussion above.

Legal Proceedings

For a discussion of legal matters as of March 31, 2023, please refer to “Note 9 – Commitments and Contingencies” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”) should be considered together with information included in this Quarterly Report on Form 10-Q. These are not the only risks to which we are exposed. The following information amends and restates in their entirety the previously disclosed risk factors in our Form 10-K relating to adverse market conditions and potential inability to manage our liquidity risk or access liquidity and credit risk related to use of our derivatives. Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our Form 10-K.

Adverse market conditions or an inability to effectively manage our liquidity risk or access liquidity could negatively impact our ability to meet our liquidity and funding needs, which could materially and adversely impact our results of operations, cash flow or financial condition.

We must effectively manage our liquidity risk. We require liquidity and the ability to access funds held at banks and other financial institutions to meet cash requirements such as day-to-day operating expenses, origination of loans, required payments of principal and interest on borrowings, and distributions to shareholders. We expect to fund our ongoing liquidity needs, including the repayment of $6.0 billion of senior unsecured notes that mature in 2023 to 2043, primarily through our current cash, investments and unencumbered FFELP Loan and Private Education Refinance Loan portfolios, the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt. We may maintain too much liquidity, which can be costly, or may be too illiquid or may be unable to access funds held at banks and other financial institutions due to such banks or financial institutions entering receivership or becoming insolvent, which could result in financial distress during times of financial stress or capital market disruptions.

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

Credit risk is the risk that a counterparty, for a period of time or indefinitely, will not perform its obligations under a contract or is not permitted to perform its obligations under a contract due to the counterparty entering receivership or becoming insolvent. Credit risk is limited to the loss of the fair value gain in a derivative that the counterparty or clearinghouse owes or will owe in the future to us. If a counterparty or clearinghouse fails to perform its obligations, we could, depending on the type of counterparty arrangement, experience a loss of liquidity or an economic loss. In addition, we might not be able to cost effectively replace the derivative position depending on the type of derivative and the current economic environment.

Our securitization trusts, which we consolidate on our balance sheet, had $1.7 billion of Euro denominated bonds outstanding as of March 31, 2023. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly rated counterparties. A failure by a swap counterparty to perform its obligations could, if the swap has a positive fair value to us and was not adequately collateralized, materially and adversely affect our earnings.

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

For a discussion of the risks related to the LIBOR transition, see “Risk Factors – Market, Funding & Liquidity Risk – The transition away from the LIBOR reference rate to the Secured Overnight Financing Rate (SOFR) may create uncertainty in the capital markets and may negatively impact the value of existing LIBOR based financial instruments and our financial results and business” in our Form 10-K.

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at March 31, 2023 and 2022, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of March 31, 2023		As of March 31, 2022
	Impact on Annual Earnings If:		Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities	$39	$(26)	$25	$4
Mark-to-market gains (losses) on derivative and hedging activities	32	(33)	43	(63)
Increase (decrease) in income before taxes	$71	$(59)	$68	$(59)
Increase (decrease) in net income after taxes	$55	$(45)	$52	$(45)
Increase (decrease) in diluted earnings per common share	$.43	$(.36)	$.35	$(.30)

	At March 31, 2023
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$57,500	$(100)	—	$148	—
Other earning assets	2,931	—	—	—	—
Other assets	3,559	24	1	(11)	—
Total assets gain/(loss)	$63,990	$(76)	—%	$137	—%
Liabilities
Interest-bearing liabilities	$60,019	$(245)	—%	$264	—%
Other liabilities	814	121	15	(115)	(14)
Total liabilities (gain)/loss	$60,833	$(124)	—%	$149	—%

	At December 31, 2022
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$59,306	$(81)	—	$120	—
Other earning assets	4,974	—	—	—	—
Other assets	3,571	36	1	(29)	(1)
Total assets gain/(loss)	$67,851	$(45)	—%	$91	—%
Liabilities
Interest-bearing liabilities	$63,531	$(250)	—%	$272	—%
Other liabilities	922	125	14	(134)	(15)
Total liabilities (gain)/loss	$64,453	$(125)	—%	$138	—%

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

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in both periods is primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. In both periods, the mark-to-market gains (losses) are primarily related to derivatives that don’t qualify for hedge accounting that are used to economically hedge Floor Income as well as the origination of fixed rate Private Education Refinance loans. As a result of not qualifying for hedge accounting, there is not an offsetting mark- to-market of the hedged item in this analysis. The mark-to-market gains (losses) where interest rates increase and decrease 100 basis points are lower in 2023 than 2022 primarily as a result of 2023's higher interest rate environment's impact on derivatives used to hedge Floor Income and a decline in the notional amount of derivatives outstanding in connection with the decrease in the education loan portfolio over that time period.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2023. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we are also presenting the asset and liability funding gap on a Core Earnings basis in the table that follows the GAAP presentation.

GAAP Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.2	$—	$2.2
3-month Treasury bill	annual	.1	—	.1
Prime	annual	.1	—	.1
Prime	quarterly	1.2	—	1.2
Prime	monthly	4.1	—	4.1
3-month LIBOR	quarterly	.2	17.2	(17.0)
1-month LIBOR	monthly	2.6	24.8	(22.2)
1-month LIBOR	daily	39.7	—	39.7
SOFR(2)	various	.1	.7	(.6)
Non-Discrete reset(2)(3)	monthly	—	4.6	(4.6)
Non-Discrete reset(4)	daily/weekly	3.0	.1	2.9
Fixed Rate(5)		13.6	19.5	(5.9)
Total		$66.9	$66.9	$—

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

Core Earnings Basis:

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.2	$—	$2.2
3-month Treasury bill	annual	.1	—	.1
Prime	annual	.1	—	.1
Prime	quarterly	1.2	—	1.2
Prime	monthly	4.1	—	4.1
3-month LIBOR	quarterly	.2	6.2	(6.0)
1-month LIBOR	monthly	2.6	34.3	(31.7)
1-month LIBOR	daily	39.7	—	39.7
SOFR(2)	various	.1	.7	(.6)
Non-Discrete reset(2)(3)	monthly	—	4.6	(4.6)
Non-Discrete reset(4)	daily/weekly	3.0	.1	2.9
Fixed Rate(5)		13.7	21.1	(7.4)
Total		$67.0	$67.0	$—

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

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchases of shares of our common stock in the three months ended March 31, 2023.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 — January 31, 2023	1.6	$17.58	1.6	$573
February 1 — February 28, 2023	1.8	18.68	1.4	$547
March 1 — March 31, 2023	2.1	16.53	1.9	$515
Total first-quarter 2023	5.5	$17.52	4.9

(1)
The total number of shares purchased includes shares purchased under the stock repurchase program discussed below and tax withholding obligations in connection with vesting of restricted stock and restricted stock units.
(2)
In December 2021, our board of directors approved a $1 billion multi-year share repurchase program.

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2023. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

† Management Contract or Compensatory Plan or Arrangement

* Filed herewith

** Furnished herewith

Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
FFELP Loans (net of allowance for losses of $214 and $222, respectively)	$42,148	$43,525
Private Education Loans (net of allowance for losses of $706 and $800, respectively)	18,275	18,725
Investments
Held-to-maturity	57	60
Other	96	107
Total investments	153	167
Cash and cash equivalents	570	1,535
Restricted cash and cash equivalents	2,208	3,272
Goodwill and acquired intangible assets, net	703	705
Other assets	2,856	2,866
Total assets	$66,913	$70,795
Liabilities
Short-term borrowings	$5,753	$5,870
Long-term borrowings	57,388	61,026
Other liabilities	814	922
Total liabilities	63,955	67,818
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized at December 31, 2021; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 464 million and 461 million shares issued, respectively	4	4
Additional paid-in capital	3,335	3,313
Accumulated other comprehensive income (net of tax expense of $22 and $29, respectively)	66	87
Retained earnings	4,579	4,490
Total Navient Corporation stockholders’ equity before treasury stock	7,984	7,894
Less: Common stock held in treasury at cost: 337 million and 331 million shares, respectively	(5,026)	(4,917)
Total Navient Corporation stockholders’ equity	2,958	2,977
Noncontrolling interest	—	—
Total equity	2,958	2,977
Total liabilities and equity	$66,913	$70,795

Supplemental information — assets and liabilities of consolidated variable interest entities:

	March 31, 2023	December 31, 2022
FFELP Loans	$42,086	$43,465
Private Education Loans	16,822	17,207
Restricted cash	2,180	3,233
Other assets, net	1,534	1,356
Short-term borrowings	4,520	4,458
Long-term borrowings	52,714	55,598
Net assets of consolidated variable interest entities	$5,388	$5,205

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Interest income:
FFELP Loans	$693	$349
Private Education Loans	344	276
Cash and investments	34	1
Total interest income	1,071	626
Total interest expense	837	289
Net interest income	234	337
Less: provisions for loan losses	(14)	16
Net interest income after provisions for loan losses	248	321
Other income (loss):
Servicing revenue	17	18
Asset recovery and business processing revenue	72	97
Other income	7	10
Gains (losses) on derivative and hedging activities, net	(8)	98
Total other income	88	223
Expenses:
Salaries and benefits	105	120
Other operating expenses	80	85
Total operating expenses	185	205
Goodwill and acquired intangible asset impairment and amortization expense	3	4
Restructuring/other reorganization expenses	4	3
Total expenses	192	212
Income before income tax expense	144	332
Income tax expense	33	77
Net income	$111	$255
Basic earnings per common share	$.87	$1.69
Average common shares outstanding	129	151
Diluted earnings per common share	$.86	$1.67
Average common and common equivalent shares outstanding	130	153
Dividends per common share	$.16	$.16

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$111	$255
Net changes in cash flow hedges, net of taxes(1)	(21)	114
Total comprehensive income	$90	$369

(1)
See “Note 4 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2021	458,629,384	(304,886,613)	153,742,771	$4	$3,282	$(133)	$3,939	$(4,495)	$2,597	$11	$2,608
Comprehensive income (loss):
Net income	—	—	—	—	—	—	255	—	255	—	255
Other comprehensive income (loss),net of tax	—	—	—	—	—	114	—	—	114	—	114
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	369	—	369
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(24)	—	(24)	—	(24)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Issuance of common shares	2,359,901	—	2,359,901	—	11	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	—	9	—	—	—	9	—	9
Common stock repurchased	—	(6,247,437)	(6,247,437)	—	—	—	—	(115)	(115)	—	(115)
Shares repurchased related to employee stock-based compensation plans	—	(1,110,584)	(1,110,584)	—	—	—	—	(20)	(20)	—	(20)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(5)	(5)
Balance at March 31, 2022	460,989,285	(312,244,634)	148,744,651	$4	$3,302	$(19)	$4,167	$(4,630)	$2,824	$6	$2,830

Balance at December 31, 2022	461,087,590	(330,878,152)	130,209,438	$4	$3,313	$87	$4,490	$(4,917)	$2,977	$—	$2,977
Comprehensive income (loss):
Net income	—	—	—	—	—	—	111	—	111	—	111
Other comprehensive income (loss),net of tax	—	—	—	—	—	(21)	—	—	(21)	—	(21)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	90	—	90
Cash dividends:	—
Common stock ($.16 per share)	—	—	—	—	—	—	(21)	—	(21)	—	(21)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	2,420,932	—	2,420,932	—	13	—	—	—	13	—	13
Stock-based compensation expense	—	—	—	—	9	—	—	—	9	—	9
Common stock repurchased	—	(4,888,812)	(4,888,812)	—	—	—	—	(85)	(85)	—	(85)
Shares repurchased related to employee stock-based compensation plans	—	(1,276,713)	(1,276,713)	—	—	—	—	(23)	(23)	—	(23)
Other	—	—	—	—	—	—	—	(1)	(1)	—	(1)
Balance at March 31, 2023	463,508,522	(337,043,677)	126,464,845	$4	$3,335	$66	$4,579	$(5,026)	$2,958	$—	$2,958

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$111	$255
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Goodwill and acquired intangible asset impairment and amortization expense	3	4
Stock-based compensation expense	9	9
Mark-to-market (gains) losses on derivative and hedging activities, net	65	(314)
Provisions for loan losses	(14)	16
(Increase) decrease in accrued interest receivable	(12)	48
Decrease in accrued interest payable	(49)	(15)
Decrease in other assets	58	174
Decrease in other liabilities	(26)	(286)
Total adjustments	34	(364)
Net cash provided by (used in) operating activities	145	(109)
Cash flows from investing activities
Education loans originated and acquired	(274)	(1,091)
Proceeds from payments on education loans	2,118	2,789
Other investing activities, net	4	53
Net cash provided by investing activities	1,848	1,751
Cash flows from financing activities
Borrowings collateralized by loans in trust - issued	—	995
Borrowings collateralized by loans in trust - repaid	(3,047)	(3,296)
Asset-backed commercial paper conduits, net	189	391
Long-term unsecured notes repaid	(1,001)	—
Other financing activities, net	(57)	43
Common stock repurchased	(85)	(115)
Common dividends paid	(21)	(24)
Net cash used in financing activities	(4,022)	(2,006)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(2,029)	(364)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	4,807	3,578
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,778	$3,214
Supplemental disclosure of cash flow information:
Cash disbursements made (refunds received) for:
Interest paid	$845	$300
Income taxes paid	$6	$5
Income taxes refunds received	$(2)	$(4)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$570	$708
Restricted cash and restricted cash equivalents	2,208	2,506
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,778	$3,214

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (VIEs) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2022 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the 2022 Form 10-K). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2022 Form 10-K.

Recently Issued Accounting Pronouncements

Effective in 2020 and Forward

Rate Reform

In March 2020 (and as amended in December 2022), the FASB issued ASU No. 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional temporary relief for companies who are preparing for the discontinuation of interest rates indexed to the London Interbank Offered Rate (LIBOR). The ASU provides companies with guidance in the form of expedients and exceptions related to contract modifications and hedge accounting to ease the burden of and simplify the accounting associated with transitioning away from LIBOR. Modifications of qualifying contracts are accounted for as the continuation of an existing contract rather than as a new contract. Modifications of qualifying hedging relationships will not require discontinuation of the existing hedge accounting relationships. One-month and three-month LIBOR will be discontinued after June 30, 2023. Our instruments that are indexed to one-month and three-month LIBOR will be indexed to SOFR after that date. There is $13 billion of debt as of March 31, 2023, that is in either a fair value or cash flow hedge relationship using LIBOR swaps. We will use the hedge accounting expedients in this ASU when those swaps transition to SOFR. As a result, these hedges will not result in the discontinuation of the existing hedge accounting relationships.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

1. Significant Accounting Policies (Continued)

Troubled Debt Restructurings

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the troubled debt restructurings (TDRs) recognition and measurement guidance and instead requires an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan. The ASU also enhances the disclosure requirements for certain modifications of receivables made to borrowers experiencing financial difficulty. This guidance was effective on January 1, 2023. Prior to adopting this new guidance on January 1, 2023, as it relates to interest rate concessions granted as part of our Private Education Loan modification program, a discounted cash flow model was used to calculate the amount of interest forgiven for loans that were in the program and the present value of that interest rate concession was included as a part of the allowance for loan loss. This new guidance no longer requires the measurement and recognition of this element of our allowance for loan loss for new modifications that occur subsequent to January 1, 2023. As of December 31, 2022, the allowance for loan loss included $77 million related to this interest rate concession component of the allowance for loan loss. We elected to adopt this amendment using a prospective transition method which results in the $77 million releasing in 2023 and 2024 as the borrowers exit their current modification programs. $52 million of the $77 million was released in first-quarter 2023.
2. Allowance for Loan Losses

Allowance for Loan Losses Roll Forward

	Three Months Ended March 31, 2023
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$222	$800	$1,022
Total provision	10	(24)	(14)
Charge-offs:
Gross charge-offs	(18)	(88)	(106)
Expected future recoveries on current period gross charge-offs	—	13	13
Net charge-offs(1)	(18)	(75)	(93)
Decrease in expected future recoveries on previously fully charged-off loans(2)	—	5	5
Allowance at end of period	$214	$706	$920
Net charge-offs as a percentage of average loans in repayment (annualized)	.22%	1.63%
Ending total loans	$42,362	$18,981
Average loans in repayment	$34,305	$18,552
Ending loans in repayment	$33,740	$18,258

(1)
Charge-offs are reported net of expected recoveries. For Private Education Loans, we charge off the estimated loss of a defaulted loan balance by charging off the entire defaulted loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as "expected future recoveries on previously fully charged-off loans." For FFELP Loans, the recovery is received at the time of charge-off.
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

Three Months Ended March 31,
(Dollars in millions)	2023
Beginning of period expected future recoveries on previously fully charged-off loans	$274
Expected future recoveries of current period defaults	13
Recoveries (cash collected)	(13)
Charge-offs (as a result of lower recovery expectations)	(6)
End of period expected future recoveries on previously fully charged-off loans	268
Change in balance during period	$(5)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

	Three Months Ended March 31, 2022
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$262	$1,009	$1,271
Total provision	—	16	16
Charge-offs:
Gross charge-offs	(7)	(81)	(88)
Expected future recoveries on current period gross charge-offs	—	12	12
Net charge-offs(1)	(7)	(69)	(76)
Decrease in expected future recoveries on previously fully charged-off loans(2)	—	8	8
Allowance at end of period	$255	$964	$1,219
Net charge-offs as a percentage of average loans in repayment (annualized)	.07%	1.38%
Ending total loans	$51,268	$21,052
Average loans in repayment	$43,125	$20,387
Ending loans in repayment	$42,724	$20,257

(1)
Charge-offs are reported net of expected recoveries. For Private Education Loans, we charge off the estimated loss of a defaulted loan balance by charging off the entire defaulted loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as "expected future recoveries on previously fully charged-off loans." For FFELP Loans, the recovery is received at the time of charge-off.
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

Three Months Ended March 31,
(Dollars in millions)	2022
Beginning of period expected future recoveries on previously fully charged-off loans	$329
Expected future recoveries of current period defaults	12
Recoveries (cash collected)	(15)
Charge-offs (as a result of lower recovery expectations)	(5)
End of period expected future recoveries on previously fully charged-off loans	$321
Change in balance during period	$(8)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

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

	FFELP Loan Delinquencies
	March 31, 2023		December 31, 2022		March 31, 2022
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,778		$1,772		$2,232
Loans in forbearance(2)	6,844		7,603		6,312
Loans in repayment and percentage of each status:
Loans current	28,886	85.6%	29,004	84.4%	36,948	86.5%
Loans delinquent 31-60 days(3)	1,270	3.8	1,247	3.6	1,888	4.4
Loans delinquent 61-90 days(3)	902	2.7	833	2.4	1,148	2.7
Loans delinquent greater than 90 days(3)	2,682	7.9	3,288	9.6	2,740	6.4
Total FFELP Loans in repayment	33,740	100%	34,372	100%	42,724	100%
Total FFELP Loans	42,362		43,747		51,268
FFELP Loan allowance for losses	(214)		(222)		(255)
FFELP Loans, net	$42,148		$43,525		$51,013
Percentage of FFELP Loans in repayment		79.6%		78.6%		83.3%
Delinquencies as a percentage of FFELP Loans in repayment		14.4%		15.6%		13.5%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.9%		18.1%		12.9%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Loan type:

(Dollars in millions)	March 31, 2023	March 31, 2022	Change
Stafford Loans	$13,592	$15,975	$(2,383)
Consolidation Loans	24,697	30,665	(5,968)
Rehab Loans	4,073	4,628	(555)
Total loans, gross	$42,362	$51,268	$(8,906)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

Private Education Loans

The key credit quality indicators are credit scores (FICO scores), loan status, loan seasoning, certain loan modifications, the existence of a cosigner and school type. The FICO score is the higher of the borrower or co-borrower score and is updated at least every six months while school type is assessed at origination. The other Private Education Loan key quality indicators are updated quarterly.

	Private Education Loan Credit Quality Indicators by Origination Year
	March 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$167	$1,761	$4,368	$1,438	$1,353	$8,133	$17,220	91%
Below 640	3	40	92	24	43	1,559	1,761	9
Total	$170	$1,801	$4,460	$1,462	$1,396	$9,692	$18,981	100%
Loan Status:
In-school/grace/ deferment/forbearance	$9	$67	$91	$27	$31	$498	$723	4%
Current/90 days or less delinquent	161	1,729	4,360	1,432	1,359	8,853	17,894	94
Greater than 90 days delinquent	—	5	9	3	6	341	364	2
Total	$170	$1,801	$4,460	$1,462	$1,396	$9,692	$18,981	100%
Seasoning(1):
1-12 payments	$161	$1,386	$80	$9	$8	$71	$1,715	9%
13-24 payments	—	362	4,084	32	23	86	4,587	24
25-36 payments	—	—	242	1,251	106	157	1,756	9
37-48 payments	—	—	—	155	1,190	272	1,617	9
More than 48 payments	—	—	—	—	53	8,884	8,937	47
Loans in-school/ grace/deferment	9	53	54	15	16	222	369	2
Total	$170	$1,801	$4,460	$1,462	$1,396	$9,692	$18,981	100%
Certain Loan Modifications(2):
Modified	$—	$14	$89	$38	$72	$6,279	$6,492	34%
Non-Modified	170	1,787	4,371	1,424	1,324	3,413	12,489	66
Total	$170	$1,801	$4,460	$1,462	$1,396	$9,692	$18,981	100%
Cosigners:
With cosigner(3)	$35	$189	$103	$26	$9	$5,894	$6,256	33%
Without cosigner	135	1,612	4,357	1,436	1,387	3,798	12,725	67
Total	$170	$1,801	$4,460	$1,462	$1,396	$9,692	$18,981	100%
School Type:
Not-for-profit	$158	$1,704	$4,202	$1,397	$1,300	$8,150	$16,911	89%
For-profit	12	97	258	65	96	1,542	2,070	11
Total	$170	$1,801	$4,460	$1,462	$1,396	$9,692	$18,981	100%
Allowance for loan losses							(706)
Total loans, net							$18,275

1Q-23 Net Charge-Offs	$—	$(2)	$(2)	$(1)	$(2)	$(68)	$(75)	100%

(1)
Number of months in active repayment for which a scheduled payment was received.
(2)
Loan Modification status represents the historical definition of a troubled debt restructuring (“TDR”) prior to the implementation of ASU 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification for the life of the loan (including loans that meet that definition in 2023). This includes loans given rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period. This classification is not intended to reconcile in any way to the new modification disclosures required under ASU 2022-02.
(3)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at March 31, 2023.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators by Origination Year
	March 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$948	$5,037	$1,783	$1,683	$626	$9,314	$19,391	92%
Below 640	8	44	16	37	21	1,535	$1,661	8
Total	$956	$5,081	$1,799	$1,720	$647	$10,849	$21,052	100%
Loan Status:
In-school/grace/ deferment/forbearance	$5	$64	$25	$34	$13	$654	$795	4%
Current/90 days or less delinquent	951	5,015	1,772	1,684	632	9,889	$19,943	95
Greater than 90 days delinquent	—	2	2	2	2	306	314	1
Total	$956	$5,081	$1,799	$1,720	$647	$10,849	$21,052	100%
Seasoning(1):
1-12 payments	$951	$4,740	$26	$17	$3	$115	$5,852	28%
13-24 payments	—	300	1,555	108	11	134	$2,108	10
25-36 payments	—	—	201	1,507	46	225	$1,979	9
37-48 payments	—	—	—	68	545	369	$982	5
More than 48 payments	—	—	—	—	35	9,719	$9,754	46
Loans in-school/ grace/deferment	5	41	17	20	7	287	377	2
Total	$956	$5,081	$1,799	$1,720	$647	$10,849	$21,052	100%
Certain Loan Modifications(2):
Modified	$—	$9	$15	$43	$28	$6,998	$7,093	34%
Non-Modified	956	5,072	1,784	1,677	619	3,851	13,959	66
Total	$956	$5,081	$1,799	$1,720	$647	$10,849	$21,052	100%
Cosigners:
With cosigner(3)	$11	$97	$31	$11	$—	$6,994	$7,144	34%
Without cosigner	945	4,984	1,768	1,709	647	3,855	13,908	66
Total	$956	$5,081	$1,799	$1,720	$647	$10,849	$21,052	100%
School Type:
Not-for-profit	$893	$4,786	$1,719	$1,602	$595	$9,048	$18,643	89%
For-profit	63	295	80	118	52	1,801	2,409	11
Total	$956	$5,081	$1,799	$1,720	$647	$10,849	$21,052	100%
Allowance for loan losses							(964)
Total loans, net							$20,088

(1)
Number of months in active repayment for which a scheduled payment was received.
(2)
Loan Modification status represents the historical definition of a troubled debt restructuring (“TDR”) prior to the implementation of ASU 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification for the life of the loan (including loans that meet that definition in 2023). This includes loans given rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period. This classification is not intended to reconcile in any way to the new modification disclosures required under ASU 2022-02.
(3)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at March 31, 2022.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	March 31, 2023		December 31, 2022		March 31, 2022
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$369		$354		$377
Loans in forbearance(2)	354		401		418
Loans in repayment and percentage of each status:
Loans current	17,439	95.5%	17,838	95.0%	19,447	96.0%
Loans delinquent 31-60 days(3)	290	1.6	335	1.8	290	1.4
Loans delinquent 61-90 days(3)	165	.9	186	1.0	206	1.0
Loans delinquent greater than 90 days(3)	364	2.0	411	2.2	314	1.6
Total loans in repayment	18,258	100%	18,770	100%	20,257	100%
Total loans	18,981		19,525		21,052
Allowance for losses	(706)		(800)		(964)
Loans, net	$18,275		$18,725		$20,088
Percentage of loans in repayment		96.2%		96.1%		96.2%
Delinquencies as a percentage of loans in repayment		4.5%		5.0%		4.0%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.9%		2.1%		2.0%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

Loan Modifications to Borrowers Experiencing Financial Difficulty

We adjust the terms of Private Education Loans for certain borrowers when we believe such changes will help our customers better manage their student loan obligations, achieve better outcomes and increase the collectability of the loans. These changes generally take the form of a temporary interest rate reduction, a temporary forbearance of payments, a temporary interest only payment, and a temporary interest rate reduction with a permanent extension of the loan term. The effect of most modifications of loans made to borrowers who are experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance. The model design predicts borrowers that will have financial difficulty in the future and require loan modification and increased life of loan default risk.

Under our current forbearance practices, temporary hardship forbearance of payments generally cannot exceed 12 months over the life of the loan. However, exceptions can be made in cases where borrowers have shown the ability to make a substantial number of monthly principal and interest payments and in those cases borrowers can be granted up to 24 months of hardship forbearance over the life of the loan. We offer other administrative forbearances (e.g., death and disability, bankruptcy, military service, and disaster forbearance) that are either required by law (such as the Servicemembers Civil Relief Act) or are considered separate from our active loss mitigation programs and therefore are not considered to be loan modifications requiring disclosure under ASU No. 2022-02.

FFELP loans are at least 97 percent guaranteed as to their principal and accrued interest by the federal government in the event of default and, therefore, we do not deem FFELP loans as nonperforming from a credit risk perspective at any point in their life cycle prior to claim payment and continue to accrue interest on those loans through the date of claim. Further, FFELP loan modification events are either legal entitlements subject to regulatory-driven eligibility criteria or addressed in the promissory note terms, so we do not consider these events as a component of our loan modification programs.

The following table shows the amortized cost basis as of March 31, 2023 of the loans to borrowers experiencing financial difficulty that were modified in first-quarter 2023.

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$611	3.2%	$275	1.4%	$46	.2%

(1)
As of March 31, 2023, there was $1.1 billion of loans in the interest rate reduction program.
(2)
More Than an Insignificant Payment Delay includes loans granted more than 3 months of short-term interest only payments or hardship forbearance in first-quarter 2023.

For those loans modified in first-quarter 2023, the following table shows the impact of such modification.

Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 12.9% to 4.9%	Added an average 6 months to the remaining life of the loans	Added an average 8 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.5% to 5.1%.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

The following table provides the amount of loans whose borrowers were experiencing financial difficulty, were modified during first-quarter 2023 and subsequently had a payment default in first-quarter 2023. We define payment default as 60 days past due for purposes of this disclosure. We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts.

(Dollars in millions)
Loan Type	Modified Loans (Amortized Cost)	Payment Default (Par)
Private Education Loans(1)	$2	$2

(1)
For first-quarter 2023, the modified loans include $1.6 million of Interest Rate Reduction and $0.1 million of Combination Rate Reduction and Term Extension.

The following table provides the performance and related loan status as of March 31, 2023 of loans that were modified in first-quarter 2023.

(Dollars in millions)
Loan Type:
Private Education Loans(1)	Status	Payment status (Amortized Cost)
	Loans in School/Deferment	$2
	Loans in Forbearance	22
	Loans current	891
	Loans delinquent 31 - 60 days	8
	Loans delinquent 61 - 90 days	2
	Loans delinquent greater than 90 days	7
	Total Modified Loans	$932

(1)
For first-quarter 2023, $0.4 million of loans modified during the quarter were charged off.

Prior to our adoption of ASU 2022-02 on January 1, 2023, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. Certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan were classified as TDRs.

The following table provides the amount of loans modified in the period presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

Three Months Ended March 31,
(Dollars in millions)	2022
Modified loans	$55
Charge-offs	$56
Payment default	$9

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

3. Borrowings

The following table summarizes our borrowings.

	March 31, 2023			December 31, 2022
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,149	$4,864	$6,013	$1,301	$5,711	$7,012
Total unsecured borrowings	1,149	4,864	6,013	1,301	5,711	7,012
Secured borrowings:
FFELP Loan securitizations(2)(3)	68	40,275	40,343	76	42,675	42,751
Private Education Loan securitizations(4)	648	12,187	12,835	725	12,744	13,469
FFELP Loan ABCP facilities	887	428	1,315	923	386	1,309
Private Education Loan ABCP facilities	2,917	—	2,917	2,734	—	2,734
Other(5)	105	—	105	121	—	121
Total secured borrowings	4,625	52,890	57,515	4,579	55,805	60,384
Total before hedge accounting adjustments	5,774	57,754	63,528	5,880	61,516	67,396
Hedge accounting adjustments	(21)	(366)	(387)	(10)	(490)	(500)
Total	$5,753	$57,388	$63,141	$5,870	$61,026	$66,896

(1)
Includes principal amount of $1.1 billion and $1.3 of short-term debt as of March 31, 2023 and December 31, 2022, respectively. Includes principal amount of $4.9 billion and $5.7 billion of long-term debt as of March 31, 2023 and December 31, 2022, respectively.
(2)
Includes $68 million and $76 million of short-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) as of March 31, 2023 and December 31, 2022, respectively.
(3)
Includes defaulted FFELP secured debt tranches with a remaining principal amount of $685 million as of March 31, 2023 as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2030 and 2035. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.
(4)
Includes $648 million and $725 million of short-term debt related to the Private Education Loan ABS repurchase facilities (Private Education Loan Repurchase Facilities) as of March 31, 2023 and December 31, 2022, respectively.
(5)
“Other” primarily includes the obligation to return cash collateral held related to derivative exposure.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

3. Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of March 31, 2023 and December 31, 2022, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	March 31, 2023
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$68	$40,275	$40,343	$40,755	$1,612	$1,578	$43,945
Private Education Loan securitizations	648	12,187	12,835	13,609	396	97	14,102
FFELP Loan ABCP facilities	887	428	1,315	1,331	35	46	1,412
Private Education Loan ABCP facilities	2,917	—	2,917	3,213	137	40	3,390
Total before hedge accounting adjustments	4,520	52,890	57,410	58,908	2,180	1,761	62,849
Hedge accounting adjustments	—	(176)	(176)	—	—	(227)	(227)
Total	$4,520	$52,714	$57,234	$58,908	$2,180	$1,534	$62,622

	December 31, 2022
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$76	$42,675	$42,751	$42,148	$2,705	$1,544	$46,397
Private Education Loan securitizations	725	12,744	13,469	14,168	367	105	14,640
FFELP Loan ABCP facilities	923	386	1,309	1,317	39	44	1,400
Private Education Loan ABCP facilities	2,734	—	2,734	3,039	122	(81)	3,080
Total before hedge accounting adjustments	4,458	55,805	60,263	60,672	3,233	1,612	65,517
Hedge accounting adjustments	—	(207)	(207)	—	—	(256)	(256)
Total	$4,458	$55,598	$60,056	$60,672	$3,233	$1,356	$65,261

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

4. Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$72	$55	$1	$1	$73	$56
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	—	—	—	—	—
Total derivative assets(2)		—	—	72	55	1	1	73	56
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	(2)	(3)	(3)	(3)	(5)
Floor Income Contracts	Interest rate	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(224)	(253)	—	—	(224)	(253)
Total derivative liabilities(2)		—	—	(224)	(255)	(3)	(3)	(227)	(258)
Net total derivatives		$—	$—	$(152)	$(200)	$(2)	$(2)	$(154)	$(202)

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
(2)
The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Gross position	$73	$56	$(227)	$(258)
Impact of master netting agreements	—	—	—	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	73	56	(227)	(258)
Cash collateral (held) pledged	(65)	(80)	51	62
Net position	$8	$(24)	$(176)	$(196)

(3)
The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of March 31, 2023		As of December 31, 2022
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$1,126	$(21)	$1,289	$(10)
Long-term borrowings	$5,374	$(370)	$6,188	$(494)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

4. Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at March, 31, 2023 and December 31, 2022 by $5 million and $6 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at March 31, 2023 and December 31, 2022 by $1 million and $1 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022	Mar 31, 2023	Dec 31, 2022
Notional Values:
Interest rate swaps	$6.4	$8.3	$5.2	$6.2	$13.3	$17.4	$24.9	$31.9
Floor Income Contracts	—	—	—	—	6.0	6.0	6.0	6.0
Cross-currency interest rate swaps	—	—	1.7	1.8	—	—	1.7	1.8
Total derivatives	$6.4	$8.3	$6.9	$8.0	$19.3	$23.4	$32.6	$39.7

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$78	$(288)
Gains (losses) recognized in net income on hedged items	(82)	313
Net fair value hedge ineffectiveness gains (losses)	(4)	25
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	29	(36)
Gains (losses) recognized in net income on hedged items	(31)	52
Net fair value hedge ineffectiveness gains (losses)	(2)	16
Total fair value hedges(1)(2)	(6)	41
Cash Flow Hedges:
Total cash flow hedges(2)	—	—
Trading:
Interest rate swaps	(8)	62
Floor income contracts	—	36
Cross currency interest rate swaps	—	—
Other	—	—
Total trading derivatives(3)	(8)	98
Mark-to-market gains (losses) recognized	$(14)	$139

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

4. Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Total gains (losses) on cash flow hedges	$(3)	$93
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	(18)	21
Net changes in cash flow hedges, net of tax	$(21)	$114

(1)
Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties:

(Dollars in millions)	March 31, 2023	December 31, 2022
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$65	$80
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	—	—
Total collateral held	$65	$80
Derivative asset at fair value including accrued interest	$73	$85
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$51	$62
Total collateral pledged	$51	$62
Derivative liability at fair value including accrued interest and premium receivable	$235	$266

(1)
The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)
The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $0 with our counterparties. Downgrades in our unsecured credit rating would not result in any additional collateral requirements. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

The table below highlights credit exposure related to our derivative counterparties at March 31, 2023.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$13	$—
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%	—%

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

5. Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	March 31, 2023	December 31, 2022
Accrued interest receivable	$2,043	$2,031
Benefit and insurance-related investments	454	452
Income tax asset, net	111	132
Derivatives at fair value	73	56
Accounts receivable	78	83
Fixed assets	69	74
Other	28	38
Total	$2,856	$2,866

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

6. Stockholders’ Equity

The following table summarizes common share repurchases, issuances and dividends paid.

	Three Months Ended March 31,
(Dollars and shares in millions, except per share amounts)	2023	2022
Common stock repurchased(1)	4.9	6.2
Common stock repurchased (in dollars)(1)	$85	$115
Average purchase price per share(1)	$17.40	$18.41
Remaining common stock repurchase authority(1)	$515	$885
Shares repurchased related to employee stock-based compensation plans(2)	1.3	1.1
Average purchase price per share(2)	$18.44	$17.92
Common shares issued(3)	2.4	2.4
Dividends paid	$21	$24
Dividends per share	$.16	$.16

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

The closing price of our common stock on March 31, 2023 was $15.99.

7. Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Numerator:
Net income	$111	$255
Denominator:
Weighted average shares used to compute basic EPS	129	151
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	1	2
Dilutive potential common shares(2)	1	2
Weighted average shares used to compute diluted EPS	130	153
Basic earnings per common share	$.87	$1.69
Diluted earnings per common share	$.86	$1.67

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.
(2)
For the three months ended March 31, 2023 and 2022, securities covering approximately 0 million and 0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

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

During the three months ended March 31, 2023, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During the first quarters of 2023 and 2022, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	March 31, 2023				December 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	—	72	1	73	—	55	1	56
Cross-currency interest rate swaps	—	—	—	—	—	—	—	—
Total derivative assets(2)	—	72	1	73	—	55	1	56
Total	$—	$72	$1	$73	$—	$55	$1	$56
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$(3)	$(3)	$—	$(2)	$(3)	$(5)
Floor Income Contracts	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	—	—	(224)	(224)	—	—	(253)	(253)
Total derivative liabilities(2)	—	—	(227)	(227)	—	(2)	(256)	(258)
Total	$—	$—	$(227)	$(227)	$—	$(2)	$(256)	$(258)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

8. Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended March 31,
	2023				2022
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(2)	$(253)	$—	$(255)	$(4)	$(190)	$—	$(194)
Total gains/(losses):
Included in earnings(1)	—	15	—	15	1	(41)	—	(40)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	14	—	14	—	5	—	5
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(2)	$(224)	$—	$(226)	$(3)	$(226)	$—	$(229)
Change in mark-to- market gains/(losses) relating to instruments still held at the reporting date(2)	$—	$29	$—	$29	$1	$(36)	$—	$(35)

(1)
“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Gains (losses) on derivative and hedging activities, net	$—	$1
Interest expense	15	(41)
Total	$15	$(40)

(2)
Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

8. Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at March 31, 2023	Valuation Technique	Input	Range and Weighted Average
Derivatives
Prime/LIBOR basis swaps	$(2)	Discounted cash flow	Constant Prepayment Rate	10%
			Bid/ask adjustment to discount rate	.08%
Cross-currency interest rate swaps	(224)	Discounted cash flow	Constant Prepayment Rate	5%
Other	—
Total	$(226)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2023			December 31, 2022
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$39,970	$42,148	$(2,178)	$41,426	$43,525	$(2,099)
Private Education Loans	17,530	18,275	(745)	17,880	18,725	(845)
Cash and investments	2,931	2,931	—	4,974	4,974	—
Total earning assets	60,431	63,354	(2,923)	64,280	67,224	(2,944)
Interest-bearing liabilities
Short-term borrowings	5,758	5,753	(5)	5,879	5,870	(9)
Long-term borrowings	54,261	57,388	3,127	57,652	61,026	3,374
Total interest-bearing liabilities	60,019	63,141	3,122	63,531	66,896	3,365
Derivative financial instruments
Floor Income Contracts	—	—	—	—	—	—
Interest rate swaps	70	70	—	51	51	—
Cross-currency interest rate swaps	(224)	(224)	—	(253)	(253)	—
Other	—	—	—	—	—	—
Excess of net asset fair value over carrying value			$199			$421

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

9. Commitments, Contingencies and Guarantees

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

On April 12, 2023, the Company reached an agreement in principle (“Settlement”) with certain plaintiffs for a nationwide settlement of claims raised in the following bankruptcy adversary actions: Coyle v. Navient Solutions, LLC, No. 22-80018 (Bankr. W.D. Mich.); Homaidan v. SLM Corp., No. 1:17-ap-01085 (Bankr. E.D.N.Y.); Mazloom v. Navient Solutions, LLC, No. 20-80033-6 (Bankr. N.D.N.Y.); and Woodard v. Navient Solutions, LLC, No. 08-81442 (Bankr. D. Neb.) collectively referred to as the “Bankruptcy Cases.” This settlement in principle is subject, among other things, to final documentation and final court approval. Under the Settlement, Navient will forego the collection of defined balances for borrowers or co-borrowers of certain private loans — all of which were originated prior to our company separation — who have received a discharge in bankruptcy during the periods covered by the agreements. As a result, we recorded $23 million additional private loan provision for loan losses in the first quarter of 2023 related to the estimated future charge offs that are expected to occur. The Company has also agreed to fund settlement funds. It anticipates that any cash contribution it will be required to make to these funds will not exceed $44 million in the aggregate and will be fully covered by insurance. The net impact to operating expense for this element of the settlement for the first quarter of 2023 was $0 due to the accrual of the offsetting insurance reimbursements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

9. Commitments, Contingencies and Guarantees (Continued)

Regulatory Matters

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also, as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. Navient has no reserves related to indemnification matters with SLM BankCo as of March 31, 2023.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

10. Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

The following tables illustrate the disaggregation of revenue from contracts accounted for under ASC 606 with customers according to service type and client type by reportable operating segment.

Revenue by Service Type

	Three Months Ended March 31,
	2023			2022
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$—	$—	$—	$1	$—	$1
Government services	—	40	40	—	49	49
Healthcare services	—	32	32	—	45	45
Total	$—	$72	$72	$1	$94	$95

Revenue by Client Type

	Three Months Ended March 31,
	2023			2022
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$—	$2	$2	$—	$2	$2
Guarantor agencies	—	—	—	1	—	1
Other institutions	—	—	—	—	—	—
State and local government	—	22	22	—	33	33
Tolling authorities	—	16	16	—	14	14
Hospitals and other healthcare providers	—	32	32	—	45	45
Total	$—	$72	$72	$1	$94	$95

As of March 31, 2023 and March 31, 2022, there was $68 million and $90 million respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

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

The following table includes asset information for our Federal Education Loans segment.

(Dollars in millions)	March 31, 2023	December 31, 2022
FFELP Loans, net	$42,148	$43,525
Cash and investments(1)	1,650	2,746
Other	2,133	2,229
Total assets	$45,931	$48,500

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

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	March 31, 2023	December 31, 2022
Private Education Loans, net	$18,275	$18,725
Cash and investments(1)	635	617
Other	558	453
Total assets	$19,468	$19,795

(1)
Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

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

At March 31, 2023 and December 31, 2022, the Business Processing segment had total assets of $379 million and $390 million, respectively.

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

At March 31, 2023 and December 31, 2022, the Other segment had total assets of $1.1 billion and $2.1 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

11. Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$1,037					$695	$344	$—	$—
Cash and investments	34					20	6	—	8
Total interest income	1,071					715	350	—	8
Total interest expense	837					590	197	—	33
Net interest income (loss)	234	$12	$7	$19	$253	125	153	—	(25)
Less: provisions for loan losses	(14)				(14)	10	(24)	—	—
Net interest income (loss) after provisions for loan losses	248					115	177	—	(25)
Other income (loss):
Servicing revenue	17					14	3	—	—
Asset recovery and business processing revenue	72					—	—	72	—
Other income (loss)	(1)					5	—	—	2
Total other income (loss)	88	(12)	20	8	96	19	3	72	2
Expenses:
Direct operating expenses	124					20	37	67	—
Unallocated shared services expenses	61					—	—	—	61
Operating expenses	185	—	—	—	185	20	37	67	61
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	4	—	—	—	4	—	—	—	4
Total expenses	192	—	(3)	(3)	189	20	37	67	65
Income (loss) before income tax expense (benefit)	144	—	30	30	174	114	143	5	(88)
Income tax expense (benefit)(2)	33	—	8	8	41	27	33	1	(20)
Net income (loss)	$111	$—	$22	$22	$133	$87	$110	$4	$(68)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$19	$—	$19
Total other income (loss)	8	—	8
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$27	$3	30
Income tax expense (benefit)			8
Net income (loss)			$22

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

11. Segment Reporting (Continued)

	Three Months Ended March 31, 2022
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$625					$334	$276	$—	$—
Cash and investments	1					—	1	—	—
Total interest income	626					334	277	—	—
Total interest expense	289					195	125	—	15
Net interest income (loss)	337	$(19)	$(42)	$(61)	$276	139	152	—	(15)
Less: provisions for loan losses	16				16	—	16	—	—
Net interest income (loss) after provisions for loan losses	321					139	136	—	(15)
Other income (loss):
Servicing revenue	18					15	3	—	—
Asset recovery and business processing revenue	97					3	—	94	—
Other income (loss)	108					11	—	—	(1)
Total other income (loss)	223	19	(117)	(98)	125	29	3	94	(1)
Expenses:
Direct operating expenses	139					28	35	76	—
Unallocated shared services expenses	66					—	—	—	66
Operating expenses	205	—	—	—	205	28	35	76	66
Goodwill and acquired intangible asset impairment and amortization	4	—	(4)	(4)	—	—	—	—	—
Restructuring/other reorganization expenses	3	—	—	—	3	—	—	—	3
Total expenses	212	—	(4)	(4)	208	28	35	76	69
Income (loss) before income tax expense (benefit)	332	—	(155)	(155)	177	140	104	18	(85)
Income tax expense (benefit)(2)	77	—	(35)	(35)	42	33	25	4	(20)
Net income (loss)	$255	$—	$(120)	$(120)	$135	$107	$79	$14	$(65)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended March 31, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(61)	$—	$(61)
Total other income (loss)	(98)	—	(98)
Goodwill and acquired intangible asset impairment and amortization	—	(4)	(4)
Total Core Earnings adjustments to GAAP	$(159)	$4	(155)
Income tax expense (benefit)			(35)
Net income (loss)			$(120)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2023 and for the three months ended

March 31, 2023 and 2022 is unaudited)

11. Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
GAAP net income	$111	$255
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	27	(159)
Net impact of goodwill and acquired intangible assets(2)	3	4
Net tax effect(3)	(8)	35
Total Core Earnings adjustments to GAAP	22	(120)
Core Earnings net income	$133	$135

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
Joe Fisher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 26, 2023

APPENDIX A

form 10-Q cross-reference index

Page Number

Part I. Financial Information

Item 1.	Financial Statements	42-75

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35-39

Item 4.	Controls and Procedures	40

Part II. Other Information

Item 1.	Legal Proceedings	34, 66

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits	41

Signatures		76