Form 10-Q
period 2023-06-30
NAVIENT CORP
filed 2023-07-26
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36228

Navient Corporation

(Exact name of registrant as specified in its charter)

Delaware	46-4054283
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13865 Sunrise Valley Drive, Herndon, Virginia 20171	(703) 810-3000
(Address of principal executive offices)	(Telephone Number)

(703) 810-3000

(Registrant’s telephone number, including area code)

123 Justison Street, Wilmington, Delaware 19801

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

As of June 30, 2023, there were 121,601,864 shares of common stock outstanding.

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
•
changes in the general interest rate environment, including the availability of any relevant money-market index rate, including LIBOR or SOFR, or the relationship between the relevant money-market index rate and the rate at which our assets are priced;
•
unanticipated repayment trends on education loans including prepayments or deferrals resulting from new interpretations of current laws, rules or regulations or future laws, executive orders or other policy initiatives that operate to encourage or require consolidation, abolish existing or create additional income-based repayment or debt forgiveness programs or establish other policies and programs which may increase the prepayment rates on education loans and accelerate repayment of the bonds in our securitization trusts;
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

With a focus on data-driven insights, service, compliance and innovative support, Navient’s business consists of:

NAVIENT®

Federal Education Loans

Consumer Lending

Business Processing

•
Federal Education Loans

We own a portfolio of $40.9 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. As a servicer on our own portfolio and for third parties, we deploy data-driven approaches to support the success of our customers. Our flexible and scalable infrastructure manages large volumes of complex transactions, simplifying the customer experience and continually improving efficiency.

•
Consumer Lending

We help students and families succeed through the college journey with innovative planning tools, student loans and refinancing products. Our $17.7 billion Private Education Loan portfolio demonstrates high customer success rates. In the second quarter of 2023, we originated $197 million of Private Education Loans.

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

Strong Financial Performance Resulting in a Strong Capital Return

Our second-quarter 2023 results continue to demonstrate the strength of our business model and our ability to deliver predictable and meaningful cash flow and earnings in all types of economic environments.

Our significant earnings generate significant capital, which allows for a strong capital return to our investors. Navient expects to continue to return excess capital to shareholders through dividends and share repurchases in accordance with our capital allocation policy.

By optimizing capital adequacy and allocating capital to highly accretive opportunities, including organic growth and acquisitions, we remain well positioned to pay dividends and repurchase stock, while maintaining appropriate leverage that supports our credit ratings and ensures ongoing access to capital markets.

In December 2021, our Board approved a share repurchase program authorizing the purchase of up to $1 billion of the Company’s outstanding common stock. At June 30,2023, $435 million remained in share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our Adjusted Tangible Equity Ratio(1) was 8.4% as of June 30, 2023.

(Dollars and shares in millions)	Q2-23	Q2-22
Shares repurchased	4.9	6.9
Reduction in shares outstanding	4%	5%
Total repurchases in dollars	$80	$105
Dividends paid	$20	$23
Total Capital Returned(2)	$100	$128
Adjusted Tangible Equity Ratio(1)	8.4%	7.5%

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

NAVIENT

Federal Education Loans

- Federal Family Education Loan Program (FFELP)

Federally guaranteed loans

Consumer Lending

- Private Education Refinance and In-School Loan Originations
- Seasoned Private Education Loan Portfolio

Business Processing

- Government Services
- Healthcare Services

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Historical Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
GAAP Basis
Net income	$66	$180	$177	$435
Diluted earnings per common share	$.52	$1.22	$1.39	$2.90
Weighted average shares used to compute diluted earnings per share	125	147	128	150
Return on assets	.41%	.96%	.55%	1.15%

Core Earnings Basis(1)
Net income(1)	$88	$134	$221	$269
Diluted earnings per common share(1)	$.70	$.91	$1.73	$1.79
Weighted average shares used to compute diluted earnings per share	125	147	128	150
Net interest margin, Federal Education Loans segment	.97%	1.11%	1.05%	1.08%
Net interest margin, Consumer Lending segment	2.97%	2.66%	3.05%	2.73%
Return on assets	.55%	.72%	.69%	.71%

Education Loan Portfolios
Ending FFELP Loans, net	$40,851	$49,214	$40,851	$49,214
Ending Private Education Loans, net	17,732	19,668	17,732	19,668
Ending total education loans, net	$58,583	$68,882	$58,583	$68,882
Average FFELP Loans	$41,869	$50,534	$42,562	$51,391
Average Private Education Loans	18,690	20,856	18,988	21,006
Average total education loans	$60,559	$71,390	$61,550	$72,397

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

Second-quarter 2023 GAAP net income was $66 million ($0.52 diluted earnings per share), compared with $180 million ($1.22 diluted Core Earnings per share) for the year-ago quarter. See “Results of Operations – GAAP Comparison of Second-Quarter 2023 Results with Second-Quarter 2022" for a discussion of the primary contributors to the change in GAAP earnings between periods.

Second-quarter 2023 Core Earnings net income was $88 million ($0.70 diluted Core Earnings per share), compared with $134 million ($0.91 diluted Core Earnings per share) for the year-ago quarter. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

Financial highlights of second-quarter 2023 include:

Federal Education Loans segment:

•
Net income of $76 million.
•
Net interest margin of 0.97%.

Consumer Lending segment:

•
Net income of $75 million.
•
Net interest margin of 2.97%.
•
Originated $197 million of Private Education Loans.

Business Processing segment:

•
Revenue of $83 million.
•
Net income of $6 million and EBITDA(1) of $8 million.

Capital, funding and liquidity:

•
GAAP equity-to-asset ratio of 4.5% and adjusted tangible equity ratio(1) of 8.4%.
•
Repurchased $80 million of common shares. $435 million common share repurchase authority remains outstanding.
•
Paid $20 million in common stock dividends.
•
Issued $500 million of unsecured debt and $718 million of asset-backed securities.

Operating Expenses:

•
Operating expenses of $182 million, which included $2 million of regulatory-related expenses.

Restructuring Expenses:

•
Restructuring expenses of $15 million primarily due to severance costs in connection with the CEO transition.

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Results of Operations

GAAP Income Statements (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2023	2022	$	%	2023	2022	$	%
Interest income
FFELP Loans	$720	$410	$310	76%	$1,413	$759	$654	86%
Private Education Loans	341	277	64	23	686	553	133	24
Cash and investments	36	5	31	620	70	6	64	1,067
Total interest income	1,097	692	405	59	2,169	1,318	851	65
Total interest expense	919	371	548	148	1,756	660	1,096	166
Net interest income	178	321	(143)	(45)	413	658	(245)	(37)
Less: provisions for loan losses	11	18	(7)	(39)	(3)	34	(37)	(109)
Net interest income after provisions for loan losses	167	303	(136)	(45)	416	624	(208)	(33)
Other income (loss):
Servicing revenue	16	17	(1)	(6)	33	36	(3)	(8)
Asset recovery and business processing revenue	83	88	(5)	(6)	155	185	(30)	(16)
Other revenue	4	7	(3)	(43)	11	16	(5)	(31)
Gains (losses) on derivative and hedging activities, net	26	22	4	18	17	120	(103)	(86)
Total other income	129	134	(5)	(4)	216	357	(141)	(39)
Expenses:
Operating expenses	182	190	(8)	(4)	368	395	(27)	(7)
Goodwill and acquired intangible assets impairment and amortization expense	3	3	—	—	5	7	(2)	(29)
Restructuring/other reorganization expenses	15	—	15	100	19	3	16	533
Total expenses	200	193	7	4	392	405	(13)	(3)
Income before income tax expense	96	244	(148)	(61)	240	576	(336)	(58)
Income tax expense	30	64	(34)	(53)	63	141	(78)	(55)
Net income	$66	$180	$(114)	(63)%	$177	$435	$(258)	(59)%
Basic earnings per common share	$.53	$1.23	$(.70)	(57)%	$1.40	$2.93	$(1.53)	(52)%
Diluted earnings per common share	$.52	$1.22	$(.70)	(57)%	$1.39	$2.90	$(1.51)	(52)%
Dividends per common share	$.16	$.16	$—	—	$.32	$.32	$—	—

GAAP Comparison of Second-Quarter 2023 Results with Second-Quarter 2022

For the three months ended June 30, 2023, net income was $66 million, or $0.52 diluted earnings per common share, compared with net income of $180 million, or $1.22 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•
Net interest income decreased by $143 million primarily as a result of an $87 million decrease in mark-to-market gains on fair value hedges recorded in interest expense, the paydown of the FFELP and Private Education Loan portfolios and an increase in interest rates.
•
Provisions for loan losses decreased $7 million from $18 million to $11 million:
o
The provision for FFELP Loan losses increased $5 million from $0 to $5 million.
o
The provision for Private Education Loan losses decreased $12 million from $18 million to $6 million.

The FFELP Loan provision for loan losses of $5 million in the current period was primarily a result of the extension of the portfolio and the resulting increase in expected future defaults.

The Private Education Loan provision for loan losses of $6 million in the current period included $4 million in connection with loan originations, $10 million related to a reserve build and $(8) million in connection with the adoption of a new accounting standard (ASU 2022-02). The provision of $18 million in the year-ago quarter included $7 million in connection with loan originations and $11 million related to a reserve build.

•
Asset recovery and business processing revenue decreased $5 million primarily as a result of the expected $27 million reduction in revenue from the wind-down of Business Processing pandemic-related contracts, which was partially offset by a $23 million increase in revenue from services for our traditional Business Processing clients. The remaining $1 million decrease was related to revenue earned in our Federal Education Loan segment and was a result of exiting that business line in fourth-quarter 2022.
•
Net gains on derivative and hedging activities increased $4 million. The primary factors affecting the change were interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.
•
Operating expenses were $182 million and $190 million in the second quarters of 2023 and 2022, respectively. This $8 million decrease was primarily related to the decline in overall servicing costs.
•
Restructuring expenses increased $15 million primarily due to severance costs in connection with the CEO transition.

We repurchased 4.9 million and 6.9 million shares of our common stock during the second quarters of 2023 and 2022, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 22 million common shares (or 15%) from the year-ago period.

GAAP Comparison of Six Months Ended June 30, 2023 Results with Six Months Ended June 30, 2022

For the six months ended June 30, 2023, net income was $177 million, or $1.39 diluted earnings per common share, compared with net income of $435 million, or $2.90 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•
Net interest income decreased by $245 million primarily as a result of a $133 million decrease in mark-to-market gains on fair value hedges recorded in interest expense, the paydown of the FFELP and Private Education Loan portfolios and an increase in interest rates.
•
Provisions for loan losses decreased $37 million from $34 million to $(3) million:
o
The provision for FFELP Loan losses increased $15 million from $0 to $15 million.
o
The provision for Private Education Loan losses decreased $52 million from $34 million to $(18) million.

The FFELP Loan provision for loan losses of $15 million in the current period was primarily a result of the extension of the portfolio and the resulting increase in expected future defaults.

The Private Education Loan provision for loan losses of $(18) million in the current period included $(60) million in connection with the adoption of a new accounting standard (ASU 2022-02), $9 million in connection with loan originations, $10 million related to a reserve build and $23 million in connection with the resolution of certain private legacy loans in bankruptcy in the first quarter of 2023. The provision of $34 million in the year-ago period included $18 million in connection with loan originations and $16 million related to a reserve build.

We adopted ASU No. 2022-02, “Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures” on January 1, 2023. This new ASU eliminates the troubled debt restructurings (TDRs) recognition and measurement guidance. Prior to adopting this new guidance, as it relates to interest rate concessions granted as part of our Private Education Loan modification program, a discounted cash flow model was used to calculate the amount of interest forgiven for loans that were in the program and the present value of that interest rate concession was included as a part of the allowance for loan loss. This new guidance no longer allows the measurement and recognition of this element of our allowance for loan loss for new modifications that occur subsequent to January 1, 2023. As of December 31, 2022, the allowance for loan loss included $77 million related to this interest rate concession component of the allowance for loan loss. We elected to adopt this amendment using a prospective transition method which results in the $77 million releasing in 2023 and 2024 as the borrowers exit their current modification programs. $60 million of the $77 million was released in the period.

•
Asset recovery and business processing revenue decreased $30 million primarily as a result of the expected $64 million reduction in revenue from the wind-down of Business Processing pandemic-related contracts, which was partially offset by a $38 million increase in revenue from services for our traditional Business Processing clients. The remaining $4 million decrease was related to revenue earned in our Federal Education Loan segment and was a result of exiting that business line in fourth-quarter 2022.
•
Net gains on derivative and hedging activities decreased $103 million. The primary factors affecting the change were interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.
•
Operating expenses were $368 million and $395 million in the six months ended June 30, 2023 and 2022, respectively. This $27 million decrease was primarily related to the decline in Business Processing pandemic-related revenue as well as a decline in overall servicing costs.
•
Restructuring expenses increased $16 million primarily due to severance costs in connection with the CEO transition.

We repurchased 9.8 million and 13.1 million shares of our common stock during the six months ended June 30, 2023 and 2022, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 22 million common shares (or 15%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Interest income:
FFELP Loans	$721	$409	76%	$1,416	$743	91%
Cash and investments	18	3	500	38	3	1,167
Total interest income	739	412	79	1,454	746	95
Total interest expense	633	266	138	1,223	461	165
Net interest income	106	146	(27)	231	285	(19)
Less: provision for loan losses	5	—	100	15	—	100
Net interest income after provision for loan losses	101	146	(31)	216	285	(24)
Other income (loss):
Servicing revenue	13	14	(7)	27	30	(10)
Asset recovery and business processing revenue	—	1	(100)	—	4	(100)
Other revenue	2	8	(75)	7	18	(61)
Total other income	15	23	(35)	34	52	(35)
Direct operating expenses	18	25	(28)	38	54	(30)
Income before income tax expense	98	144	(32)	212	283	(25)
Income tax expense	22	34	(35)	50	67	(25)
Net income	$76	$110	(31)%	$162	$216	(25)%

Comparison of Second-Quarter 2023 Results with Second-Quarter 2022

•
Net income was $76 million compared to $110 million.
•
Net interest income decreased $40 million primarily due to the paydown of the loan portfolio as well as a reduction of floor income earned.
•
Provision for loan losses increased $5 million. The $5 million of provision for loan losses in the current period primarily was a result of the extension of the portfolio and the resulting increase in expected future defaults.
o
Net charge-offs were $19 million compared to $10 million.
o
Delinquencies greater than 90 days were $2.7 billion compared to $3.1 billion.
o
Forbearances were $6.3 billion compared to $6.2 billion.
•
Other income decreased $8 million primarily due to lower contract-exit transition services and the paydown of the loan portfolio.
•
Expenses were $7 million lower as a result of the paydown of the loan portfolio and the decrease in other revenue discussed above.

Key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Segment net interest margin	.97%	1.11%	1.05%	1.08%
FFELP Loans:
FFELP Loan spread	1.07%	1.19%	1.16%	1.15%
Provision for loan losses	$5	$—	$15	$—
Net charge-offs	$19	$10	$37	$17
Net charge-off rate	.22%	.09%	.22%	.08%
Greater than 30-days delinquency rate	16.1%	15.9%	16.1%	15.9%
Greater than 90-days delinquency rate	8.2%	7.4%	8.2%	7.4%
Forbearance rate	16.0%	13.1%	16.0%	13.1%
Average FFELP Loans	$41,869	$50,534	$42,562	$51,391
Ending FFELP Loans, net	$40,851	$49,214	$40,851	$49,214

(Dollars in billions)
Total federal loans serviced	$47	$57	$47	$57

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
FFELP Loan yield	6.46%	2.80%	6.27%	2.44%
Floor Income	.45	.44	.44	.47
FFELP Loan net yield	6.91	3.24	6.71	2.91
FFELP Loan cost of funds	(5.84)	(2.05)	(5.55)	(1.76)
FFELP Loan spread	1.07	1.19	1.16	1.15
Other interest-earning asset spread impact	(.10)	(.08)	(.11)	(.07)
Net interest margin(1)	.97%	1.11%	1.05%	1.08%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
FFELP Loans	$41,869	$50,534	$42,562	$51,391
Other interest-earning assets	1,621	1,917	1,796	1,924
Total FFELP Loan interest-earning assets	$43,490	$52,451	$44,358	$53,315

As of June 30, 2023, our FFELP Loan portfolio totaled $40.9 billion, comprised of $14.7 billion of FFELP Stafford Loans and $26.2 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of June 30, 2023 was 7 years and 8 years, respectively, assuming a Constant Prepayment Rate (CPR) of 8% and 5%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after June 30, 2023 and 2022, based on interest rates as of those dates.

(Dollars in billions)	June 30, 2023	June 30, 2022
Education loans eligible to earn Floor Income	$40.5	$49.0
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(19.3)	(22.9)
Less: economically hedged Floor Income	(5.9)	(12.3)
Education loans eligible to earn Floor Income after rebates and economically hedged	$15.3	$13.8
Education loans earning Floor Income	$—	$.8

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period July 1, 2023 to December 31, 2027.

(Dollars in billions)	July 1, 2023 to December 31, 2023	2024	2025	2026	2027
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$5.2	$2.0	$1.0	$1.0	$.3

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue decreased $1 million as a result of exiting the FFELP asset recovery business in the fourth quarter of 2022.

Other Revenue

Other revenue decreased $6 million primarily related to lower contract-exit transition services.

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $7 million lower primarily as a result of the paydown of the loan portfolio and the decrease in other revenue discussed above.

Federal Loan Forgiveness

On August 24, 2022, the Biden-Harris Administration announced its Student Debt Relief (SDR) Plan. The SDR Plan provided up to $20,000 in one-time debt relief to income-qualified recipients with ED held student loans and a repayment pause on ED held loans. Privately held FFELP Loans, like ours, were not eligible for debt forgiveness under the SDR Plan

Following publication of the SDR Plan, a number of states and private organizations initiated legal challenges to the SDR Plan in various courts throughout the country, which ultimately resulted in the implementation of the SDR Plan being disallowed. The Biden-Harris Administration and ED subsequently appealed both cases to the Supreme Court of the United States. On June 30, 2023, the Supreme Court ruled that ED was prohibited from implementing the SDR Plan; thus, payments are expected to resume in October 2023. While the current version of the SDR Plan has been invalidated, ED recently announced that it has begun a new rulemaking process to consider other ways to provide debt relief to borrowers, which could include borrowers with privately held FFELP Loans.

Further, on July 10, 2023, ED issued final regulations on income-driven repayment plans for Direct loans, which are student loans held by ED. Eligible FFELP borrowers can access the new changes by consolidating their loans into the Direct Loan Program. The new regulations are effective July 1, 2024; however, ED has elected early implementation for some features starting July 30, 2023. The regulations provide a lower monthly loan payment on a Direct loan by decreasing discretionary income (i.e., taxable income over 225% of the federal poverty guideline), decreasing the percentage of discretionary income that must be paid toward a Direct loan to 5% (for undergraduates), and providing the option for married borrowers to exclude their spouse’s income from being factored by filing a separate tax return. Other changes provide for the elimination of accrued interest that is not covered by the monthly payment amount, provide credit towards loan forgiveness that counts certain periods of deferment and forbearance, a shorter loan forgiveness period (10-years) for borrowers with an original principal balance less than or equal to $12,000, and credit toward loan forgiveness for eligible payments on a Direct or FFELP loan that is repaid by a Direct Consolidation loan. This new income-driven repayment plan may increase consolidation activity in the future as FFELP borrowers consolidate their loans into the Direct Loan Program in order to be eligible for the new income-driven repayment plan. This could have a material impact on the Company’s results in future periods.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Interest income:
Private Education Loans	$341	$277	23%	$686	$553	24%
Cash and investments	7	1	600	13	2	550
Interest income	348	278	25	699	555	26
Interest expense	205	136	51	402	262	53
Net interest income	143	142	1	297	293	1
Less: provision for loan losses	6	18	(67)	(18)	34	(153)
Net interest income after provision for loan losses	137	124	10	315	259	22
Other income (loss):
Servicing revenue	3	3	—	6	6	—
Other revenue	2	1	100	1	1	—
Total other income	5	4	25	7	7	—
Direct operating expenses	42	35	20	79	69	14
Income before income tax expense	100	93	8	243	197	23
Income tax expense	25	22	14	58	47	23
Net income	$75	$71	6%	$185	$150	23%
Comparison of Second-Quarter 2023 Results with Second-Quarter 2022

•
Originated $197 million of Private Education Loans compared to $420 million.
o
Refinance Loan originations were $142 million compared to $374 million. The decrease in originations is primarily the result of borrowers with fixed interest rate loans having less of an incentive to refinance in light of the significant increase in interest rates that occurred in 2022.
o
In-school loan originations were $55 million compared to $46 million.
•
Net income was $75 million compared to $71 million.
•
Net interest income increased $1 million due to an increase in the net interest margin primarily due to improved funding spreads. This was partially offset by the paydown of the loan portfolio.
•
Provision for loan losses decreased $12 million. The provision for loan losses of $6 million in the current period included $4 million in connection with loan originations and $2 million related to a reserve build. The provision of $18 million in the year-ago period included $7 million in connection with loan originations and $11 million related to a reserve build.
o
Net charge-offs were $62 million, down $8 million from $70 million.
o
Private Education Loan delinquencies greater than 90 days: $351 million, down $50 million from $401 million.
o
Private Education Loan forbearances: $328 million, up $25 million from $303 million.
•
Expenses increased $7 million primarily as a result of marketing for the upcoming peak in-school loan origination season.

Key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Segment net interest margin	2.97%	2.66%	3.05%	2.73%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.12%	2.80%	3.20%	2.89%
Provision for loan losses	$6	$18	$(18)	$34
Net charge-offs	$62	$70	$137	$139
Net charge-off rate	1.39%	1.40%	1.51%	1.39%
Greater than 30-days delinquency rate	4.4%	4.1%	4.4%	4.1%
Greater than 90-days delinquency rate	2.0%	2.0%	2.0%	2.0%
Forbearance rate	1.8%	1.5%	1.8%	1.5%
Average Private Education Loans	$18,690	$20,856	$18,988	$21,006
Ending Private Education Loans, net	$17,732	$19,668	$17,732	$19,668
Private Education Refinance Loans:
Net charge-offs	$8	$4	$16	$10
Greater than 90-day delinquency rate	.3%	.1%	.3%	.1%
Average balance of Private Education Refinance Loans	$9,293	$10,119	$9,406	$10,102
Ending balance of Private Education Refinance Loans	$9,059	$9,905	$9,059	$9,905
Private Education Refinance Loan originations	$142	$374	$277	$1,315

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Private Education Loan yield	7.33%	5.34%	7.28%	5.31%
Private Education Loan cost of funds	(4.21)	(2.54)	(4.08)	(2.42)
Private Education Loan spread	3.12	2.80	3.20	2.89
Other interest-earning asset spread impact	(.15)	(.14)	(.15)	(.16)
Net interest margin(1)	2.97%	2.66%	3.05%	2.73%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Private Education Loans	$18,690	$20,856	$18,988	$21,006
Other interest-earning assets	618	669	622	700
Total Private Education Loan interest-earning assets	$19,308	$21,525	$19,610	$21,706

The increase in the net interest margin from the prior year is primarily a result of an increase in the net interest margin due to improved funding spreads.

As of June 30, 2023, our Private Education Loan portfolio totaled $17.7 billion, comprised of $9.1 billion of refinance loans and $8.6 billion of non-refinance loans. The weighted-average life of these portfolios as of June 30, 2023 was 4 years and 5 years, respectively, assuming a Constant Prepayment Rate (CPR) of 15% and 10%, respectively.

Provision for Loan Losses

The provision for Private Education Loan losses decreased $12 million. The provision for loan losses of $6 million in the current period included $4 million in connection with loan originations, $10 million related to a reserve build and $(8) million in connection with a new accounting standard (ASU 2022-02). The provision of $18 million in the year-ago quarter included $7 million in connection with loan originations and $11 million related to a reserve build.

Operating Expenses

Operating expenses for our consumer lending segment include costs to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses increased $7 million primarily as a result of marketing for the upcoming peak in-school loan origination season.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Business processing revenue	$83	$87	(5)%	$155	$181	(14)%
Direct operating expenses	75	74	1	142	150	(5)
Income before income tax expense	8	13	(38)	13	31	(58)
Income tax expense	2	3	(33)	3	7	(57)
Net income	$6	$10	(40)%	$10	$24	(58)%

Comparison of Second-Quarter 2023 Results with Second-Quarter 2022

•
Revenue was $83 million, $4 million lower due to the expected $27 million reduction in revenue from the wind-down of pandemic-related contracts which was partially offset by a $23 million increase in revenue from services for our traditional Business Processing clients.
•
Net income was $6 million compared to $10 million.
•
EBITDA(1) was $8 million, down $6 million, primarily the result of the revenue decrease discussed above.

Key performance metrics are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Revenue from government services	$52	$53	$92	$102
Revenue from healthcare services	31	34	63	79
Total fee revenue	$83	$87	$155	$181
EBITDA(1)	$8	$14	$14	$33
EBITDA margin(1)	10%	16%	9%	18%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Net interest loss after provision for loan losses	$(28)	$(17)	65%	$(54)	$(31)	74%
Other revenue (loss)	—	(2)	100	3	(3)	200
Expenses:
Unallocated shared services operating expenses:
Unallocated information technology costs	19	19	—	39	40	(3)
Unallocated corporate costs	28	37	(24)	70	82	(15)
Total unallocated shared services operating expenses	47	56	(16)	109	122	(11)
Restructuring/other reorganization expenses	15	—	100	19	3	533
Total expenses	62	56	11	128	125	2
Loss before income tax benefit	(90)	(75)	20	(179)	(159)	13
Income tax benefit	(21)	(18)	17	(43)	(38)	13
Net income (loss)	$(69)	$(57)	21%	$(136)	$(121)	12%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The amount of the net interest loss is primarily a result of the size of the liquidity portfolio as well as the cost of funds of the debt funding the corporate liquidity portfolio.

Unallocated Shared Services Operating Expenses

Unallocated shared services operating expenses are comprised of costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management and the board of directors. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. Expenses decreased $9 million from the year-ago quarter. Expenses include $2 million and $2 million, respectively, of regulatory-related expenses in the second quarters of 2023 and 2022.

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

Restructuring/Other Reorganization Expenses

During the second quarter of 2023, the Company incurred $15 million of restructuring/other reorganization expenses primarily due to severance costs in connection with the CEO transition. There were no such expenses in the year-ago quarter.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of Our Education Loan Portfolio

Ending Education Loan Balances, net

	June 30, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$13	$—	$13	$53	$66
Grace, repayment and other(2)	14,829	26,209	41,038	18,336	59,374
Total	14,842	26,209	41,051	18,389	59,440
Allowance for loan losses	(147)	(53)	(200)	(657)	(857)
Total education loan portfolio	$14,695	$26,156	$40,851	$17,732	$58,583
% of total FFELP	36%	64%	100%
% of total	25%	45%	70%	30%	100%

	December 31, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$16	$—	$16	$54	$70
Grace, repayment and other(2)	15,834	27,897	43,731	19,471	63,202
Total	15,850	27,897	43,747	19,525	63,272
Allowance for loan losses	(159)	(63)	(222)	(800)	(1,022)
Total education loan portfolio	$15,691	$27,834	$43,525	$18,725	$62,250
% of total FFELP	36%	64%	100%
% of total	25%	45%	70%	30%	100%

	June 30, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$18	$—	$18	$34	$52
Grace, repayment and other(2)	17,492	31,949	49,441	20,555	69,996
Total	17,510	31,949	49,459	20,589	70,048
Allowance for loan losses	(171)	(74)	(245)	(921)	(1,166)
Total education loan portfolio	$17,339	$31,875	$49,214	$19,668	$68,882
% of total FFELP	35%	65%	100%
% of total	25%	46%	71%	29%	100%

(1)
Loans for customers still attending school and are not yet required to make payments on the loan.
(2)
Includes loans in deferment or forbearance.

Education Loan Activity

	Three Months Ended June 30, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$15,199	$26,949	$42,148	$18,275	$60,423
Acquisitions (originations and purchases)(1)	—	—	—	164	164
Capitalized interest and premium/discount amortization	119	149	268	42	310
Refinancings and consolidations to third parties	(163)	(345)	(508)	(59)	(567)
Repayments and other	(460)	(597)	(1,057)	(690)	(1,747)
Ending balance	$14,695	$26,156	$40,851	$17,732	$58,583

	Three Months Ended June 30, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$17,828	$33,185	$51,013	$20,088	$71,101
Acquisitions (originations and purchases)(1)	—	—	—	425	425
Capitalized interest and premium/discount amortization	155	185	340	55	395
Refinancings and consolidations to third parties	(273)	(762)	(1,035)	(111)	(1,146)
Repayments and other	(371)	(733)	(1,104)	(789)	(1,893)
Ending balance	$17,339	$31,875	$49,214	$19,668	$68,882

	Six Months Ended June 30, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$15,691	$27,834	$43,525	$18,725	$62,250
Acquisitions (originations and purchases)(1)	—	—	—	438	438
Capitalized interest and premium/discount amortization	266	313	579	91	670
Refinancings and consolidations to third parties	(416)	(781)	(1,197)	(132)	(1,329)
Repayments and other	(846)	(1,210)	(2,056)	(1,390)	(3,446)
Ending balance	$14,695	$26,156	$40,851	$17,732	$58,583

	Six Months Ended June 30, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$18,219	$34,422	$52,641	$20,171	$72,812
Acquisitions (originations and purchases)(1)	1	—	1	1,515	1,516
Capitalized interest and premium/discount amortization	325	368	693	108	801
Refinancings and consolidations to third parties	(519)	(1,448)	(1,967)	(333)	(2,300)
Repayments and other	(687)	(1,467)	(2,154)	(1,793)	(3,947)
Ending balance	$17,339	$31,875	$49,214	$19,668	$68,882

(1)
Includes the origination of $52 million and $78 million of Private Education Refinance Loans in the second quarters of 2023 and 2022, that refinanced FFELP and Private Education Loans that were on our balance sheet.

FFELP Loan Portfolio Performance

	June 30, 2023		December 31, 2022		June 30, 2022
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,659		$1,772		$2,064
Loans in forbearance(2)	6,316		7,603		6,227
Loans in repayment and percentage of each status:
Loans current	27,756	83.9%	29,004	84.4%	34,627	84.1%
Loans delinquent 31-60 days(3)	1,596	4.8	1,247	3.6	2,163	5.3
Loans delinquent 61-90 days(3)	1,013	3.1	833	2.4	1,323	3.2
Loans delinquent greater than 90 days(3)	2,711	8.2	3,288	9.6	3,055	7.4
Total FFELP Loans in repayment	33,076	100%	34,372	100%	41,168	100%
Total FFELP Loans	41,051		43,747		49,459
FFELP Loan allowance for losses	(200)		(222)		(245)
FFELP Loans, net	$40,851		$43,525		$49,214
Percentage of FFELP Loans in repayment		80.6%		78.6%		83.2%
Delinquencies as a percentage of FFELP Loans in repayment		16.1%		15.6%		15.9%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.0%		18.1%		13.1%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Portfolio Performance

	June 30, 2023		December 31, 2022		June 30, 2022
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$341		$354		$348
Loans in forbearance(2)	328		401		303
Loans in repayment and percentage of each status:
Loans current	16,942	95.6%	17,838	95.0%	19,116	95.9%
Loans delinquent 31-60 days(3)	276	1.6	335	1.8	269	1.3
Loans delinquent 61-90 days(3)	151	.8	186	1.0	152	.8
Loans delinquent greater than 90 days(3)	351	2.0	411	2.2	401	2.0
Total Private Education Loans in repayment	17,720	100%	18,770	100%	19,938	100%
Total Private Education Loans	18,389		19,525		20,589
Private Education Loan allowance for losses	(657)		(800)		(921)
Private Education Loans, net	$17,732		$18,725		$19,668
Percentage of Private Education Loans in repayment		96.4%		96.1%		96.8%
Delinquencies as a percentage of Private Education Loans in repayment		4.4%		5.0%		4.1%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.8%		2.1%		1.5%
Percentage of Private Education Loans with a cosigner(4)		33%		33%		33%

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
(4)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for all periods presented.

Allowance for Loan Losses

	Three Months Ended June 30,
	2023			2022
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$214	$706	$920	$255	$964	$1,219
Total provision	5	6	11	—	18	18
Charge-offs:
Gross charge-offs	(19)	(73)	(92)	(10)	(82)	(92)
Expected future recoveries on current period gross charge-offs	—	11	11	—	12	12
Net charge-offs(1)	(19)	(62)	(81)	(10)	(70)	(80)
Decrease in expected future recoveries on previously fully charged-off loans(2)	—	7	7	—	9	9
Allowance at end of period (GAAP)	200	657	857	245	921	1,166
Plus: expected future recoveries on previously fully charged-off loans(2)	—	262	262	—	312	312
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(3)	$200	$919	$1,119	$245	$1,233	$1,478
Net charge-offs as a percentage of average loans in repayment (annualized)	.22%	1.39%		.09%	1.40%
Allowance coverage of charge-offs (annualized)(3)	2.7	3.7	(Non-GAAP)	6.4	4.4	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(3)	.5%	5.0%	(Non-GAAP)	.5%	6.0%	(Non-GAAP)
Allowance as a percentage of ending loans in repayment(3)	.6%	5.2%	(Non-GAAP)	.6%	6.2%	(Non-GAAP)
Ending total loans	$41,051	$18,389		$49,459	$20,589
Average loans in repayment	$33,790	$17,990		$42,163	$20,162
Ending loans in repayment	$33,076	$17,720		$41,168	$19,938

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
(2)
At the end of each month, for Private Education Loans that are 212 or more days past due, we charge off the estimated loss of a defaulted loan balance by charging off the entire loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as "expected future recoveries on previously fully charged-off loans." If actual periodic recoveries are less than expected, the difference is immediately reflected as a reduction to expected future recoveries on previously fully charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on previously fully charged-off loans:

	Three Months Ended June 30,
(Dollars in millions)	2023	2022
Beginning of period expected future recoveries on previously fully charged-off loans	$268	$321
Expected future recoveries of current period defaults	11	12
Recoveries (cash collected)	(11)	(15)
Charge-offs (as a result of lower recovery expectations)	(6)	(6)
End of period expected future recoveries on previously fully charged-off loans	$262	$312
Change in balance during period	$(7)	$(9)
(3)
The allowance used for these metrics excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

	Six Months Ended June 30,
	2023			2022
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$222	$800	$1,022	$262	$1,009	$1,271
Total provision	15	(18)	(3)	—	34	34
Charge-offs:
Gross charge-offs	(37)	(161)	(198)	(17)	(164)	(181)
Expected future recoveries on current period gross charge-offs	—	24	24	—	25	25
Net charge-offs(1)	(37)	(137)	(174)	(17)	(139)	(156)
Decrease in expected future recoveries on previously fully charged-off loans(2)	—	12	12	—	17	17
Allowance at end of period (GAAP)	200	657	857	245	921	1,166
Plus: expected future recoveries on previously fully charged-off loans(2)	—	262	262	—	312	312
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(3)	$200	$919	$1,119	$245	$1,233	$1,478
Net charge-offs as a percentage of average loans in repayment (annualized)	.22%	1.5%		.08%	1.39%
Allowance coverage of charge-offs (annualized)(3)	2.7	3.3	(Non-GAAP)	7.3	4.4	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(3)	.5%	5.0%	(Non-GAAP)	.5%	6.0%	(Non-GAAP)
Allowance as a percentage of ending loans in repayment(3)	.6%	5.2%	(Non-GAAP)	.6%	6.2%	(Non-GAAP)
Ending total loans	$41,051	$18,389		$49,459	$20,589
Average loans in repayment	$34,046	$18,270		$42,922	$20,274
Ending loans in repayment	$33,076	$17,720		$41,168	$19,938

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
(2)
At the end of each month, for Private Education Loans that are 212 or more days past due, we charge off the estimated loss of a defaulted loan balance by charging off the entire loan balance and estimating recoveries on a pool basis. These estimated recoveries are referred to as "expected future recoveries on previously fully charged-off loans." If actual periodic recoveries are less than expected, the difference is immediately reflected as a reduction to expected future recoveries on previously fully charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. The following table summarizes the activity in the expected future recoveries on previously fully charged-off loans:

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Beginning of period expected future recoveries on previously fully charged-off loans	$274	$329
Expected future recoveries of current period defaults	24	25
Recoveries (cash collected)	(24)	(30)
Charge-offs (as a result of lower recovery expectations)	(12)	(12)
End of period expected future recoveries on previously fully charged-off loans	$262	$312
Change in balance during period	$(12)	$(17)

(3)
The allowance used for these metrics excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

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

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $6.5 billion at June 30, 2023. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $1.2 billion of senior unsecured notes that mature in the short term (i.e., over the next 12 months) and the remaining $5.3 billion of senior unsecured notes that mature in the long term (from 2024 to 2043 with 70% maturing by 2029), through a number of sources. These sources include our cash on hand, unencumbered FFELP Loan and Private Education Refinance Loan portfolios (see “Sources of Primary Liquidity” below), the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans (a portion of which is obtained through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Loan originations and purchases are part of our ongoing liquidity needs. We purchased 4.9 million shares of common stock for $80 million in the first quarter of 2023 and have $435 million of unused share repurchase authority as of June 30, 2023.

Sources of Primary Liquidity

(Dollars in millions)	June 30, 2023	December 31, 2022	June 30, 2022
Ending Balances:
Total unrestricted cash and liquid investments	$1,317	$1,535	$976
Unencumbered FFELP Loans	69	68	89
Unencumbered Private Education Refinance Loans	45	55	42
Total	$1,431	$1,658	$1,107

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2023	December 31, 2022	June 30, 2022	June 30, 2023	June 30, 2022
Average Balances:
Total unrestricted cash and liquid investments	$963	$1,517	$875	$894	$874
Unencumbered FFELP Loans	94	153	215	90	196
Unencumbered Private Education Refinance Loans	100	300	135	83	238
Total	$1,157	$1,970	$1,225	$1,067	$1,308

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the FFELP Loan and Private Education Loan asset-backed commercial paper (ABCP) facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail the additional borrowing capacity of these facilities with maturity dates ranging from October 2023 to June 2025.

(Dollars in millions)	June 30, 2023	December 31, 2022	June 30, 2022
Ending Balances
FFELP Loan ABCP facilities	$28	$101	$185
Private Education Loan ABCP facilities	1,983	1,248	2,184
Total	$2,011	$1,349	$2,369

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2023	December 31, 2022	June 30, 2022	June 30, 2023	June 30, 2022
Average Balances
FFELP Loan ABCP facilities	$68	$193	$337	$87	$360
Private Education Loan ABCP facilities	1,888	1,556	2,018	1,681	2,128
Total	$1,956	$1,749	$2,355	$1,768	$2,488

At June 30, 2023, we had a total of $3.6 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $1.4 billion principal of our unencumbered tangible assets of which $1.3 billion and $69 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of June 30, 2023, we had $5.3 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Our secured financing facilities include Private Education Loan ABS Repurchase Facilities, which had $0.6 billion outstanding as of June 30, 2023. These repurchase facilities are collateralized by the net assets in previously issued Private Education Loan ABS trusts and have had a cost of funds lower than that of a new unsecured debt issuance.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	June 30, 2023	December 31, 2022
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$3.5	3.7
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	1.8	1.5
Tangible unencumbered assets(1)	3.6	4.1
Senior unsecured debt	(6.5)	(7.0)
Mark-to-market on unsecured hedged debt(2)	.2	.3
Other liabilities, net	(.4)	(.3)
Total Tangible Equity (3)	$2.2	$2.3

(1)
Excludes goodwill and acquired intangible assets.
(2)
At June 30, 2023 and December 31, 2022, there were $(286) million and $(285) million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).
(3)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Borrowings

Ending Balances

	June 30, 2023			December 31, 2022
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,156	$5,353	$6,509	$1,301	$5,711	$7,012
Total unsecured borrowings	1,156	5,353	6,509	1,301	5,711	7,012
Secured borrowings:
FFELP Loan securitizations	64	38,293	38,357	76	42,675	42,751
Private Education Loan securitizations	574	12,316	12,890	725	12,744	13,469
FFELP Loan ABCP facilities	1,548	455	2,003	923	386	1,309
Private Education Loan ABCP facilities	1,416	901	2,317	2,734	—	2,734
Other	98	40	138	121	—	121
Total secured borrowings	3,700	52,005	55,705	4,579	55,805	60,384
Core Earnings basis borrowings(1)	4,856	57,358	62,214	5,880	61,516	67,396
Adjustment for GAAP accounting treatment	(18)	(422)	(440)	(10)	(490)	(500)
GAAP basis borrowings	$4,838	$56,936	$61,774	$5,870	$61,026	$66,896

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$6,329	8.67%	$7,008	4.83%	$6,304	8.41%	$7,012	4.56%
Total unsecured borrowings	6,329	8.67	7,008	4.83	6,304	8.41	7,012	4.56
Secured borrowings:
FFELP Loan securitizations	39,131	5.71	48,744	1.88	40,248	5.42	49,643	1.59
Private Education Loan securitizations	13,035	3.46	14,256	2.43	13,103	3.35	14,454	2.35
FFELP Loan ABCP facilities	1,843	6.19	776	2.11	1,567	6.07	734	1.86
Private Education Loan ABCP facilities	2,438	6.81	2,673	2.42	2,632	6,51	2,585	2.17
Other	107	5.54	178	1.04	108	5.28	214	.82
Total secured borrowings	56,554	5.25	66,627	2.02	57,658	5.02	67,630	1.78
Core Earnings basis borrowings(1)	62,883	5.60	73,635	2.29	63,962	5.35	74,642	2.04
Adjustment for GAAP accounting treatment	—	.26	—	(.27)	—	.19	—	(.26)
GAAP basis borrowings	$62,883	5.86%	$73,635	2.02%	$63,962	5.54%	$74,642	1.78%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.” The differences in derivative accounting give rise to the difference above.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). A discussion of our critical accounting policies, which includes the allowance for loan losses, goodwill impairment assessment, premium and discount amortization, and the impact of the SDR Plan on our accounting policies and estimates, can be found in our 2022 Form 10-K. See "Federal Education Loans Segment – Federal Loan Forgiveness" for an update on the SDR Plan.

Non-GAAP Financial Measures

In addition to financial results reported on a GAAP basis, Navient also provides certain performance measures which are non-GAAP financial measures. We present the following non-GAAP financial measures: (1) Core Earnings, (2) Tangible Equity (as well as the Adjusted Tangible Equity Ratio), (3) EBITDA for the Business Processing segment, and (4) Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off Loans. Definitions for the non-GAAP financial measures and reconciliations are provided below, except that reconciliations of forward-looking non-GAAP financial measures are not provided because the company is unable to provide such reconciliations without unreasonable effort due to the uncertainty and inherent difficulty of predicting the occurrence and financial impact of certain items, including, but not limited to, the impact of any mark-to-market gains/losses resulting from our use of derivative instruments to hedge our economic risks.

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

The following tables show our consolidated GAAP results, Core Earnings results (including for each reportable segment) along with the adjustments made to the income/expense items to reconcile the consolidated GAAP results to the Core Earnings results as required by GAAP and reported in “Note 11 — Segment Reporting.”

	Three Months Ended June 30, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$1,061					$721	$341	$—	$—
Cash and investments	36					18	7	—	11
Total interest income	1,097					739	348	—	11
Total interest expense	919					633	205	—	39
Net interest income (loss)	178	$4	$39	$43	$221	106	143	—	(28)
Less: provisions for loan losses	11				11	5	6	—	—
Net interest income (loss) after provisions for loan losses	167					101	137	—	(28)
Other income (loss):
Servicing revenue	16					13	3	—	—
Asset recovery and business processing revenue	83					—	—	83	—
Other revenue	30					2	2	—	—
Total other income (loss)	129	(4)	(22)	(26)	103	15	5	83	—
Expenses:
Direct operating expenses	135					18	42	75	—
Unallocated shared services expenses	47					—	—	—	47
Operating expenses	182	—	—	—	182	18	42	75	47
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	15	—	—	—	15	—	—	—	15
Total expenses	200	—	(3)	(3)	197	18	42	75	62
Income (loss) before income tax expense (benefit)	96	—	20	20	116	98	100	8	(90)
Income tax expense (benefit)(2)	30	—	(2)	(2)	28	22	25	2	(21)
Net income (loss)	$66	$—	$22	$22	$88	$76	$75	$6	$(69)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$43	$—	$43
Total other income (loss)	(26)	—	(26)
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$17	$3	20
Income tax expense (benefit)			(2)
Net income (loss)			$22

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended June 30, 2022
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$687					$409	$277	$—	$—
Cash and investments	5					3	1	—	1
Total interest income	692					412	278	—	1
Total interest expense	371					266	136	—	18
Net interest income (loss)	321	$—	$(50)	$(50)	$271	146	142	—	(17)
Less: provisions for loan losses	18				18	—	18	—	—
Net interest income (loss) after provisions for loan losses	303					146	124	—	(17)
Other income (loss):
Servicing revenue	17					14	3	—	—
Asset recovery and business processing revenue	88					1	—	87	—
Other revenue	29					8	1	—	(2)
Total other income (loss)	134	—	(22)	(22)	112	23	4	87	(2)
Expenses:
Direct operating expenses	134					25	35	74	—
Unallocated shared services expenses	56					—	—	—	56
Operating expenses	190	—	—	—	190	25	35	74	56
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	—	—	—	—	—	—	—	—	—
Total expenses	193	—	(3)	(3)	190	25	35	74	56
Income (loss) before income tax expense (benefit)	244	—	(69)	(69)	175	144	93	13	(75)
Income tax expense (benefit)(2)	64	—	(23)	(23)	41	34	22	3	(18)
Net income (loss)	$180	$—	$(46)	$(46)	$134	$110	$71	$10	$(57)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(50)	$—	$(50)
Total other income (loss)	(22)	—	(22)
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$(72)	$3	(69)
Income tax expense (benefit)			(23)
Net income (loss)			$(46)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$2,099					$1,416	$686	$—	$—
Cash and investments	70					38	13	—	19
Total interest income	2,169					1,454	699	—	19
Total interest expense	1,756					1,223	402	—	73
Net interest income (loss)	413	$16	$45	$61	$474	231	297	—	(54)
Less: provisions for loan losses	(3)				(3)	15	(18)	—	—
Net interest income (loss) after provisions for loan losses	416					216	315	—	(54)
Other income (loss):
Servicing revenue	33					27	6	—	—
Asset recovery and business processing revenue	155					—	—	155	—
Other revenue	28					7	1	—	3
Total other income (loss)	216	(16)	(1)	(17)	199	34	7	155	3
Expenses:
Direct operating expenses	259					38	79	142	—
Unallocated shared services expenses	109					—	—	—	109
Operating expenses	368	—	—	—	368	38	79	142	109
Goodwill and acquired intangible asset impairment and amortization	5	—	(5)	(5)	—	—	—	—	—
Restructuring/other reorganization expenses	19	—	—	—	19	—	—	—	19
Total expenses	392	—	(5)	(5)	387	38	79	142	128
Income (loss) before income tax expense (benefit)	240	—	49	49	289	212	243	13	(179)
Income tax expense (benefit)(2)	63	—	5	5	68	50	58	3	(43)
Net income (loss)	$177	$—	$44	$44	$221	$162	$185	$10	$(136)

(1)
Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$61	$—	$61
Total other income (loss)	(17)	—	(17)
Goodwill and acquired intangible asset impairment and amortization	—	(5)	(5)
Total Core Earnings adjustments to GAAP	$44	$5	49
Income tax expense (benefit)			5
Net income (loss)			$44

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2022
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$1,312					$743	$553	$—	$—
Cash and investments	6					3	2	—	1
Total interest income	1,318					746	555	—	1
Total interest expense	660					461	262	—	32
Net interest income (loss)	658	$(19)	$(92)	$(111)	$547	285	293	—	(31)
Less: provisions for loan losses	34				34	—	34	—	—
Net interest income (loss) after provisions for loan losses	624					285	259	—	(31)
Other income (loss):
Servicing revenue	36					30	6	—	—
Asset recovery and business processing revenue	185					4	—	181	—
Other revenue	136					18	1	—	(3)
Total other income (loss)	357	19	(139)	(120)	237	52	7	181	(3)
Expenses:
Direct operating expenses	273					54	69	150	—
Unallocated shared services expenses	122					—	—	—	122
Operating expenses	395	—	—	—	395	54	69	150	122
Goodwill and acquired intangible asset impairment and amortization	7	—	(7)	(7)	—	—	—	—	—
Restructuring/other reorganization expenses	3	—	—	—	3	—	—	—	3
Total expenses	405	—	(7)	(7)	398	54	69	150	125
Income (loss) before income tax expense (benefit)	576	—	(224)	(224)	352	283	197	31	(159)
Income tax expense (benefit)(2)	141	—	(58)	(58)	83	67	47	7	(38)
Net income (loss)	$435	$—	$(166)	$(166)	$269	$216	$150	$24	$(121)

(1)
Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(111)	$—	$(111)
Total other income (loss)	(120)	—	(120)
Goodwill and acquired intangible asset impairment and amortization	—	(7)	(7)
Total Core Earnings adjustments to GAAP	$(231)	$7	(224)
Income tax expense (benefit)			(58)
Net income (loss)			$(166)
(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between GAAP and Core Earnings net income and details each specific adjustment required to reconcile our GAAP earnings to our Core Earnings segment presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
GAAP net income	$66	$180	$177	$435
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	17	(72)	44	(231)
Net impact of goodwill and acquired intangible assets	3	3	5	7
Net income tax effect	2	23	(5)	58
Total Core Earnings adjustments to GAAP	22	(46)	44	(166)
Core Earnings net income	$88	$134	$221	$269

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

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Core Earnings derivative adjustments:
(Gains) losses on derivative and hedging activities, net, included in other income	$(26)	$(22)	$(17)	$(120)
Plus: (Gains) losses on fair value hedging activity included in interest expense	37	(50)	42	(91)
Total (gains) losses in GAAP net income	11	(72)	25	(211)
Plus: Reclassification of settlement income (expense) on derivative and hedging activities, net(1)	4	—	16	(19)
Mark-to-market (gains) losses on derivative and hedging activities, net(2)	15	(72)	41	(230)
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	1	3	3	7
Other derivative accounting adjustments(3)	1	(3)	—	(8)
Total net impact of derivative accounting	$17	$(72)	$44	$(231)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$—	$(4)	$—	$(23)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	4	4	16	4
Total reclassifications of settlement income (expense) on derivative and hedging activities	$4	$—	$16	$(19)

(2)
“Mark-to-market (gains) losses on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Fair value hedges	$13	$(10)	$16	$(34)
Foreign currency hedges	24	(40)	26	(57)
Floor Income Contracts	—	(9)	—	(64)
Basis swaps	(3)	4	—	3
Other	(19)	(17)	(1)	(78)
Total mark-to-market (gains) losses on derivative and hedging activities, net	$15	$(72)	$41	$(230)

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of June 30, 2023, derivative accounting has increased GAAP equity by approximately $67 million as a result of cumulative net mark-to-market gains (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Beginning impact of derivative accounting on GAAP equity	$81	$(63)	$122	$(299)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	(14)	102	(55)	338
Ending impact of derivative accounting on GAAP equity	$67	$39	$67	$39

(1)
Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Total pre-tax net impact of derivative accounting recognized in net income(2)	$(17)	$72	$(44)	$231
Tax and other impacts of derivative accounting adjustments	4	(19)	11	(56)
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	(1)	49	(22)	163
Net impact of net mark-to-market gains (losses) under derivative accounting	$(14)	$102	$(55)	$338

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

(Dollars in millions)	June 30, 2023	June 30, 2022
Total hedged Floor Income, net of tax(1)(2)	$142	$255

(1)
$186 million and $334 million on a pre-tax basis as of June 30, 2023 and June 30, 2022, respectively.
(2)
Of the $142 million as of June 30, 2023, approximately $46 million, $39 million, $21 million and $18 million will be recognized as part of Core Earnings net income in the remainder of 2023, 2024, 2025 and 2026, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Core Earnings goodwill and acquired intangible asset adjustments	$3	$3	$5	$7

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

(Dollars in millions)	June 30, 2023	June 30, 2022
Navient Corporation's stockholders' equity	$2,930	$2,927
Less: Goodwill and acquired intangible assets	700	718
Tangible Equity	2,230	2,209
Less: Equity held for FFELP Loans	204	246
Adjusted Tangible Equity	$2,026	$1,963
Divided by:
Total assets	$65,598	$76,065
Less:
Goodwill and acquired intangible assets	700	718
FFELP Loans	40,851	49,214
Adjusted tangible assets	$24,047	$26,133
Adjusted Tangible Equity Ratio	8.4%	7.5%

3. Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses. EBITDA for the Business Processing segment is calculated as:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Pre-tax income	$8	$13	$13	$31
Plus:
Depreciation and amortization expense(1)	—	1	1	2
EBITDA	$8	$14	$14	$33
Divided by:
Total revenue	$83	$87	$155	$181
EBITDA margin	10%	16%	9%	18%

(1)
There is no interest expense in this segment.

4. Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off

Loans

The allowance for loan losses on the Private Education Loan portfolio used for the three credit metrics below excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in connection with the loans on balance sheet that have not charged off. That is, as of June 30, 2023, the $919 million Private Education Loan allowance for loan losses excluding expected future recoveries on previously fully charged-off loans represents the current expected credit losses that remain in connection with the $17,732 million Private Education Loan portfolio. The $262 million of expected future recoveries on previously fully charged-off loans, which is collected over an average 15-year period, mechanically is a reduction to the overall allowance for loan losses. However, it is not related to the $17,732 million Private Education Loan portfolio on our balance sheet and, as a result, management excludes this impact to the allowance to better evaluate and assess our overall credit loss coverage on the Private Education Loan portfolio. We believe this provides a more meaningful and holistic view of the available credit loss coverage on our non-charged-off Private Education Loan portfolio. We believe this information is useful to our investors, lenders and rating agencies.

Allowance for Loan Losses Metrics – Private Education Loans

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Allowance at end of period (GAAP)	$657	$921	$657	$921
Plus: expected future recoveries on previously fully charged-off loans	262	312	262	312
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)	$919	$1,233	$919	$1,233
Ending total loans	$18,389	$20,589	$18,389	$20,589
Ending loans in repayment	$17,720	$19,938	$17,720	$19,938
Net charge-offs	$62	$70	$137	$139

Allowance coverage of charge-offs (annualized):
GAAP	2.6	3.3	2.4	3.3
Adjustment(1)	1.1	1.1	.9	1.1
Non-GAAP Financial Measure(1)	3.7	4.4	3.3	4.4

Allowance as a percentage of the ending total loan balance:
GAAP	3.6%	4.5%	3.6%	4.5%
Adjustment(1)	1.4	1.5	1.4	1.5
Non-GAAP Financial Measure(1)	5.0%	6.0%	5.0%	6.0%

Allowance as a percentage of the ending loans in repayment:
GAAP	3.7%	4.6%	3.7%	4.6%
Adjustment(1)	1.5	1.6	1.5	1.6
Non-GAAP Financial Measure(1)	5.2%	6.2%	5.2%	6.2%

(1)
The allowance used for these credit metrics excludes the expected future recoveries on previously fully charged-off loans. See discussion above.

Legal Proceedings

For a discussion of legal matters as of June 30, 2023, please refer to “Note 9 – Commitments and Contingencies” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”) should be considered together with information included in this Quarterly Report on Form 10-Q. For a discussion of our risk factors, please see the section entitled "Risk Factors" in our 2022 Form 10-K, as updated by the section entitled "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. These are not the only risks to which we are exposed.

Quantitative and Qualitative Disclosures about Market Risk

LIBOR Transition

On June 30, 2023, the LIBOR administrator ceased publication (on a representative basis) of all USD LIBOR rates, including one-month and three-month LIBOR.

In preparation for the transition, we worked internally as well as with external parties to ensure an orderly transition from one-month and three-month LIBOR to an alternative benchmark rate by the June 30, 2023 transition date. We established an internal LIBOR transition team whose purpose was to assess impacts, recommend plans and coordinate transition efforts among different business areas. Executive management and the LIBOR transition team provide quarterly reports to our Board of Directors. We also established internal LIBOR working groups comprised of members from different business areas who met regularly to assess specific business-level impacts and to implement operational changes necessary to effectuate a successful transition from LIBOR. In addition to our enterprise-wide efforts, we engaged with market participants, industry groups and regulators, including the Alternative Reference Rates Committee (the ARRC), to develop plans and documentation to facilitate the transition to an alternative benchmark rate.

We worked to align with the ARRC’s recommended best practices for completing the transition from LIBOR. All our new variable rate Private Education Loans issued since December 2021 are indexed to SOFR. Also, as of December 31, 2021, we ceased entering into any other new contracts that are indexed to LIBOR and, where practicable, have engaged with counterparties to modify certain existing contracts to transition the existing reference rate from LIBOR to SOFR. With respect to our legacy variable rate Private Education Loans and other financial contracts that reference USD LIBOR and contain fallbacks provisions that clearly specify a method for the transition from LIBOR, we successfully transitioned such loans using such existing fallbacks. We engaged with our IT vendors and impacted internal work groups to prepare and update our systems, procedures and processes to transition LIBOR-indexed contracts to SOFR. With respect to our financial instruments that do not include fallback provisions that clearly specify a method for the transition from LIBOR to an alternative benchmark rate, where practicable and commercially reasonable, we made efforts to engage with customers, counterparties and investors to modify such instruments. Due to stringent noteholder consent requirements, it was not practicable to modify certain financial instruments like certain of our ABS. Further, the SAP formula for our FFELP Loans, which is indexed to one-month LIBOR, were not able to be modified without legislative action. Thus, in such instances, we needed to rely on federal legislation to transition to SOFR.

On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act) was signed into law. The LIBOR Act provides that for contracts that contain no fallback provision or contain fallback provisions that do not identify a specific USD LIBOR benchmark replacement (including the SAP formula for FFELP Loans), a benchmark replacement based on SOFR, as recommended by the Federal Reserve Bank of New York, will automatically replace the USD LIBOR benchmark in the contract after June 30, 2023. On December 16, 2022, the Federal Reserve Bank of New York adopted a final rule that implements the LIBOR Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. Following the enactment and implementation of the LIBOR Act, all of our financial instruments which are currently indexed to USD LIBOR have transitioned, or will transition, to SOFR after June 30, 2023. Specifically, after June 30, 2023, the SAP formula for FFELP Loans will transition to 30-day Average SOFR and our LIBOR-indexed FFELP ABS contracts that are subject to the LIBOR Act will transition to 30-day or 90-day Average SOFR. Our LIBOR-indexed Private Education Loan ABS contracts that are subject to the LIBOR Act will transition to 1-month or 3-month Term SOFR. Similarly, our LIBOR-indexed Private Education Loans will transition to 1-month or 3-month Term SOFR. Our LIBOR-indexed derivatives will transition to the Fallback Rate (SOFR) as defined in the ISDA 2020 IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association, Inc. on October 23, 2020.

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

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at June 30, 2023 and 2022, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of June 30, 2023		As of June 30, 2022
	Impact on Annual Earnings If:		Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities	$40	$10	$38	$(26)
Mark-to-market gains (losses) on derivative and hedging activities	24	(25)	12	(14)
Increase (decrease) in income before taxes	$64	$(15)	$50	$(40)
Increase (decrease) in net income after taxes	$49	$(12)	$39	$(31)
Increase (decrease) in diluted earnings per common share	$.40	$(.09)	$.27	$(.21)

	At June 30, 2023
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$56,185	$(65)	—%	$102	—%
Other earning assets	3,426	—	—	—	—
Other assets	3,589	11	—	25	1
Total assets gain/(loss)	$63,200	$(54)	—%	$127	—%
Liabilities
Interest-bearing liabilities	$58,935	$(255)	—%	$275	—%
Other liabilities	894	139	16	(112)	(13)
Total liabilities (gain)/loss	$59,829	$(116)	—%	$163	—%

	At December 31, 2022
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$59,306	$(81)	—%	$120	—%
Other earning assets	4,974	—	—	—	—
Other assets	3,571	36	1	(29)	(1)
Total assets gain/(loss)	$67,851	$(45)	—%	$91	—%
Liabilities
Interest-bearing liabilities	$63,531	$(250)	—%	$272	—%
Other liabilities	922	125	14	(134)	(15)
Total liabilities (gain)/loss	$64,453	$(125)	—%	$138	—%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate education loan portfolio with floating rate debt and our fixed rate education loan portfolio with fixed rate debt although we can have a mismatch at times. In addition, we can have a mismatch in the index (including the frequency of reset) of floating rate debt versus floating rate assets. In addition, due to the ability of some FFELP Loans to earn Floor Income, we can have a fixed versus floating mismatch in funding if the education loan earns at the fixed borrower rate and the funding remains floating. We use Floor Income Contracts, pay-fixed swaps and fixed rate debt to economically hedge embedded Floor Income in our FFELP loans. Historically, we have used these instruments on a periodic basis and depending upon market conditions and pricing, we may enter into additional hedges in the future. The result of these hedging transactions is to fix the relative spread between the education loan asset rate and the funding instrument rate.

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged FFELP Loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; (ii) certain FFELP fixed rate loans becoming variable interest rate loans when variable interest rates rise above a certain level (Special Allowance Payment of “SAP”). When these loans are funded with fixed rate debt (as we do for a portion of the portfolio to economically hedge Floor Income) we earn additional interest income when earning the higher variable rate that is in effect; and (iii) a portion of our variable rate assets being funded with fixed rate liabilities. Item (i) will generally cause income to decrease when interest rates increase and income to increase when interest rates decrease. Item (ii) and (iii) have the opposite effect. The change due to the interest rate scenario where interest rates increase by 100 basis points in the current period is primarily a result of item (ii) having a more significant impact than item (i) as a result of interest rates being significantly higher compared to the prior period. The change due to the interest scenario where interest rates decrease by 100 basis points in the current period is primarily a result of item (i) having a more significant impact (specifically related to the annual reset floors in connection with a portion of the Stafford FFELP loan portfolio) than item (ii) as a result of interest rates being significantly higher compared to the prior period. The relative changes from the prior period are a result of interest rates being significantly lower in the prior period. In addition, item (iii) had more of an impact in the prior period due to a higher balance of variable rate assets being funded with fixed rate liabilities.

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in mark-to-market gains (losses) on derivative and hedging activities in both periods is primarily due to (i) the notional amount and remaining term of our derivative portfolio and related hedged debt and (ii) the interest rate environment. In both periods, the mark-to-market gains (losses) are primarily related to derivatives that don’t qualify for hedge accounting that are used to economically hedge the origination of fixed rate Private Education Refinance loans. As a result of not qualifying for hedge accounting, there is not an offsetting mark- to-market of the hedged item in this analysis.

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

Asset and Liability Funding Gap

The table below presents our assets and liabilities (funding) arranged by underlying indices as of June 30, 2023. Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we present the asset and liability funding gap on a Core Earnings basis. The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Treasury bill	weekly	$2.1	$—	$2.1
3-month Treasury bill	annual	.1	—	.1
Prime	annual	.1	—	.1
Prime	quarterly	1.1	—	1.1
Prime	monthly	3.8	—	3.8
3-month LIBOR(2)	quarterly	.2	15.8	(15.6)
1-month LIBOR(2)	monthly	2.5	24.0	(21.5)
1-month LIBOR(2)	daily	38.5	—	38.5
SOFR(3)	various	.1	.4	(.3)
Non-Discrete reset(3)(4)	monthly	—	4.8	(4.8)
Non-Discrete reset(5)	daily/weekly	3.4	.1	3.3
Fixed Rate(6)		13.8	20.6	(6.8)
Total		$65.7	$65.7	$—

(1)
Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(2)
Have transitioned, or will transition, to SOFR after June 30, 2023. See "Quantitative and Qualitative Disclosures about Market Risk – LIBOR Transition" for further discussion.
(3)
Funding includes loan repurchase facilities.
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

We use interest rate swaps and other derivatives to achieve our risk management objectives. Our asset liability management strategy is to match assets with debt (in combination with derivatives) that have the same underlying index and reset frequency or, when economical, have interest rate characteristics that we believe are highly correlated. Interest earned on our FFELP Loans is primarily indexed to daily one-month LIBOR and our cost of funds is primarily indexed to rates other than daily one-month LIBOR. A source of variability in FFELP net interest income could also be Floor Income we earn on certain FFELP Loans. Pursuant to the terms of the FFELP, certain FFELP Loans can earn interest at the stated fixed rate of interest as underlying debt interest rate expense remains variable. We refer to this additional spread income as “Floor Income.” Floor Income can be volatile since it is dependent on interest rate levels. We frequently hedge this volatility to lock in the value of the Floor Income over the term of the contract. Interest earned on our Private Education Refinance Loans is generally fixed rate with the related cost of funds generally fixed rate as well. Interest earned on the remaining Private Education Loans is generally indexed to either one-month Prime or LIBOR rates and our cost of funds is primarily indexed to one-month or three-month LIBOR. The use of funding with index types and reset frequencies that are different from our assets exposes us to interest rate risk in the form of basis and repricing risk. This could result in our cost of funds not moving in the same direction or with the same magnitude as the yield on our assets. While we believe this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions (which have occurred in prior years) can lead to a temporary divergence between indices resulting in a negative impact to our earnings. See previous discussion at "Quantitative and Qualitative Disclosures about Market Risk – LIBOR Transition" regarding the transition of the LIBOR indexed instruments to SOFR after June 30, 2023.

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchases of shares of our common stock in the three and six months ended June 30, 2023.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 — April 30, 2023	1.5	$16.21	1.5	$491
May 1 — May 31, 2023	1.8	15.19	1.8	$463
June 1 — June 30, 2023	1.6	17.91	1.6	$435
Total second-quarter 2023	4.9	$16.38	4.9

(1)
The total number of shares purchased includes shares purchased under the stock repurchase program discussed below and tax withholding obligations in connection with vesting of restricted stock and restricted stock units.
(2)
In December 2021, our board of directors approved a $1 billion multi-year share repurchase program.

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2023. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Filed herewith

** Furnished herewith

Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
FFELP Loans (net of allowance for losses of $200 and $222, respectively)	$40,851	$43,525
Private Education Loans (net of allowance for losses of $657 and $800, respectively)	17,732	18,725
Investments	158	167
Cash and cash equivalents	1,317	1,535
Restricted cash and cash equivalents	1,951	3,272
Goodwill and acquired intangible assets, net	700	705
Other assets	2,889	2,866
Total assets	$65,598	$70,795
Liabilities
Short-term borrowings	$4,838	$5,870
Long-term borrowings	56,936	61,026
Other liabilities	894	922
Total liabilities	62,668	67,818
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized at December 31, 2021; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 464 million and 461 million shares issued, respectively	4	4
Additional paid-in capital	3,343	3,313
Accumulated other comprehensive income (net of tax expense of $22 and $29, respectively)	65	87
Retained earnings	4,625	4,490
Total stockholders’ equity before treasury stock	8,037	7,894
Less: Common stock held in treasury at cost: 342 million and 331 million shares, respectively	(5,107)	(4,917)
Total equity	2,930	2,977
Total liabilities and equity	$65,598	$70,795

Supplemental information — assets and liabilities of consolidated variable interest entities:

	June 30, 2023	December 31, 2022
FFELP Loans	$40,782	$43,465
Private Education Loans	16,397	17,207
Restricted cash	1,924	3,233
Other assets, net	1,560	1,356
Short-term borrowings	3,602	4,458
Long-term borrowings	51,804	55,598
Net assets of consolidated variable interest entities	$5,257	$5,205

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:
FFELP Loans	$720	$410	$1,413	$759
Private Education Loans	341	277	686	553
Cash and investments	36	5	70	6
Total interest income	1,097	692	2,169	1,318
Total interest expense	919	371	1,756	660
Net interest income	178	321	413	658
Less: provisions for loan losses	11	18	(3)	34
Net interest income after provisions for loan losses	167	303	416	624
Other income (loss):
Servicing revenue	16	17	33	36
Asset recovery and business processing revenue	83	88	155	185
Other revenue	4	7	11	16
Gains (losses) on derivative and hedging activities, net	26	22	17	120
Total other income	129	134	216	357
Expenses:
Salaries and benefits	98	110	203	231
Other operating expenses	84	80	165	164
Total operating expenses	182	190	368	395
Goodwill and acquired intangible asset impairment and amortization expense	3	3	5	7
Restructuring/other reorganization expenses	15	—	19	3
Total expenses	200	193	392	405
Income before income tax expense	96	244	240	576
Income tax expense	30	64	63	141
Net income	$66	$180	$177	$435
Basic earnings per common share	$.53	$1.23	$1.40	$2.93
Average common shares outstanding	124	146	126	149
Diluted earnings per common share	$.52	$1.22	$1.39	$2.90
Average common and common equivalent shares outstanding	125	147	128	150
Dividends per common share	$.16	$.16	$.32	$.32

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$66	$180	$177	$435
Net changes in cash flow hedges, net of taxes(1)	(1)	49	(22)	163
Total comprehensive income	$65	$229	$155	$598

(1)
See “Note 4 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at March 31, 2022	460,989,285	(312,244,634)	148,744,651	$4	$3,302	$(19)	$4,167	$(4,630)	$2,824	$6	$2,830
Comprehensive income (loss):
Net income	—	—	—	—	—	—	180	—	180	—	180
Other comprehensive income (loss), net of tax	—	—	—	—	—	49	—	—	49	—	49
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	229	—	229
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(23)	—	(23)	—	(23)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	23,751	—	23,751	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3	—	—	—	3	—	3
Common stock repurchased	—	(6,885,804)	(6,885,804)	—	—	—	—	(105)	(105)	—	(105)
Shares repurchased related to employee stock-based compensation plans	—	(3,895)	(3,895)	—	—	—	—	—	—	—	—
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(6)	(6)
Balance at June 30, 2022	461,013,036	(319,134,333)	141,878,703	$4	$3,305	$30	$4,323	$(4,735)	$2,927	$—	$2,927

Balance at March 31, 2023	463,508,522	(337,043,677)	126,464,845	$4	$3,335	$66	$4,579	$(5,026)	$2,958	$-	$2,958
Comprehensive income (loss):
Net income	—	—	—	—	—	—	66	—	66	—	66
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	65	—	65
Cash dividends:	—
Common stock ($.16 per share)	—	—	—	—	—	—	(20)	—	(20)	—	(20)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	26,259	—	26,259	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	8	—	—	—	8	—	8
Common stock repurchased	—	(4,886,411)	(4,886,411)	—	—	—	—	(80)	(80)	—	(80)
Shares repurchased related to employee stock-based compensation plans	—	(2,829)	(2,829)	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(1)	(1)	—	(1)
Balance at June 30, 2023	463,534,781	(341,932,917)	121,601,864	$4	$3,343	$65	$4,625	$(5,107)	$2,930	$—	$2,930

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2021	458,629,384	(304,886,613)	153,742,771	$4	$3,282	$(133)	$3,939	$(4,495)	$2,597	$11	$2,608
Comprehensive income (loss):
Net income	—	—	—	—	—	—	435	—	435	—	435
Other comprehensive income (loss), net of tax	—	—	—	—	—	163	—	—	163	—	163
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	598	—	598
Cash dividends:
Common stock ($.32 per share)	—	—	—	—	—	—	(47)	—	(47)	—	(47)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Issuance of common shares	2,383,652	—	2,383,652	—	11	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	—	12	—	—	—	12	—	12
Common stock repurchased	—	(13,133,241)	(13,133,241)	—	—	—	—	(220)	(220)	—	(220)
Shares repurchased related to employee stock-based compensation plans	—	(1,114,479)	(1,114,479)	—	—	—	—	(20)	(20)	—	(20)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(11)	(11)
Balance at June 30, 2022	461,013,036	(319,134,333)	141,878,703	$4	$3,305	$30	$4,323	$(4,735)	$2,927	$—	$2,927

Balance at December 31, 2022	461,087,590	(330,878,152)	130,209,438	$4	$3,313	$87	$4,490	$(4,917)	$2,977	$—	$2,977
Comprehensive income (loss):
Net income	—	—	—	—	—	—	177	—	177	—	177
Other comprehensive income (loss), net of tax	—	—	—	—	—	(22)	—	—	(22)	—	(22)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	155	—	155
Cash dividends:	—
Common stock ($.32 per share)	—	—	—	—	—	—	(40)	—	(40)	—	(40)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	2,447,191	—	2,447,191	—	13	—	—	—	13	—	13
Stock-based compensation expense	—	—	—	—	17	—	—	—	17	—	17
Common stock repurchased	—	(9,775,223)	(9,775,223)	—	—	—	—	(165)	(165)	—	(165)
Shares repurchased related to employee stock-based compensation plans	—	(1,279,542)	(1,279,542)	—	—	—	—	(24)	(24)	—	(24)
Other	—	—	—	—	—	—	—	(1)	(1)	—	(1)
Balance at June 30, 2023	463,534,781	(341,932,917)	121,601,864	$4	$3,343	$65	$4,625	$(5,107)	$2,930	$—	$2,930

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$177	$435
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and acquired intangible asset impairment and amortization expense	5	7
Stock-based compensation expense	17	12
Mark-to-market (gains) losses on derivative and hedging activities, net	41	(465)
Provisions for loan losses	(3)	34
(Increase) decrease in accrued interest receivable	(69)	12
(Decrease) increase in accrued interest payable	(7)	49
Decrease in other assets	81	256
Increase (decrease) in other liabilities	2	(310)
Total adjustments	67	(405)
Net cash provided by operating activities	244	30
Cash flows from investing activities
Education loans originated and acquired	(438)	(1,516)
Proceeds from payments on education loans	4,111	5,416
Other investing activities, net	1	56
Net cash provided by investing activities	3,674	3,956
Cash flows from financing activities
Borrowings collateralized by loans in trust - issued	844	1,706
Borrowings collateralized by loans in trust - repaid	(5,837)	(6,090)
Asset-backed commercial paper conduits, net	277	482
Long-term unsecured notes issued	495	—
Long-term unsecured notes repaid	(1,002)	(15)
Other financing activities, net	(29)	56
Common stock repurchased	(165)	(220)
Common dividends paid	(40)	(47)
Net cash used in financing activities	(5,457)	(4,128)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,539)	(142)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	4,807	3,578
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,268	$3,436
Supplemental disclosure of cash flow information:
Cash disbursements made (refunds received) for:
Interest paid	$1,688	$648
Income taxes paid	$9	$27
Income taxes refunds received	$(2)	$(5)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$1,317	$976
Restricted cash and restricted cash equivalents	1,951	2,460
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,268	$3,436

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (VIEs) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2022 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the 2022 Form 10-K). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2022 Form 10-K.

Recently Issued Accounting Pronouncements

Effective in 2020 and Forward

Rate Reform

In March 2020 (and as amended in December 2022), the FASB issued ASU No. 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional temporary relief for companies who are preparing for the discontinuation of interest rates indexed to the London Interbank Offered Rate (LIBOR). The ASU provides companies with guidance in the form of expedients and exceptions related to contract modifications and hedge accounting to ease the burden of and simplify the accounting associated with transitioning away from LIBOR. Modifications of qualifying contracts are accounted for as the continuation of an existing contract rather than as a new contract. Modifications of qualifying hedging relationships will not require discontinuation of the existing hedge accounting relationships. One-month and three-month LIBOR have been discontinued as of June 30, 2023. Our hedging instruments that were indexed to one-month and three-month LIBOR are now indexed to SOFR. There is $12 billion of debt as of June 30, 2023, that is in either a fair value or cash flow hedge relationship using LIBOR swaps. We used the hedge accounting expedients in this ASU when those swaps transitioned to SOFR. As a result, these hedges did not result in the discontinuation of the existing hedge accounting relationships.

Troubled Debt Restructurings

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the troubled debt restructurings (TDRs) recognition and measurement guidance and instead requires an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan. The ASU also enhances the disclosure requirements for certain modifications of receivables made to borrowers experiencing financial difficulty. This guidance was effective on January 1, 2023. Prior to adopting this new guidance on January 1, 2023, as it relates to interest rate concessions granted as part of our Private Education Loan modification program, a discounted cash flow model was used to calculate the amount of interest forgiven for loans that were in the program and the present value of that interest rate concession was included as a part of the allowance for loan loss. This new guidance no longer allows the measurement and recognition of this element of our allowance for loan loss for new modifications that occur subsequent to January 1, 2023. As of December 31, 2022, the allowance for loan loss included $77 million related to this interest rate concession component of the allowance for loan loss. We elected to adopt this amendment using a prospective transition method which results in the $77 million releasing in 2023 and 2024 as the borrowers exit their current modification programs. $60 million of the $77 million was released in the six months ended June 30, 2023.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses

Allowance for Loan Losses Roll Forward

	Three Months Ended June 30, 2023
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$214	$706	$920
Total provision	5	6	11
Charge-offs:
Gross charge-offs	(19)	(73)	(92)
Expected future recoveries on current period gross charge-offs	—	11	11
Net charge-offs(1)	(19)	(62)	(81)
Decrease in expected future recoveries on previously fully charged-off loans(2)	—	7	7
Allowance at end of period	$200	$657	$857
Net charge-offs as a percentage of average loans in repayment (annualized)	.22%	1.39%
Ending total loans	$41,051	$18,389
Average loans in repayment	$33,790	$17,990
Ending loans in repayment	$33,076	$17,720

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

Three Months Ended June 30,
(Dollars in millions)	2023
Beginning of period expected future recoveries on previously fully charged-off loans	$268
Expected future recoveries of current period defaults	11
Recoveries (cash collected)	(11)
Charge-offs (as a result of lower recovery expectations)	(6)
End of period expected future recoveries on previously fully charged-off loans	262
Change in balance during period	$(7)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

	Three Months Ended June 30, 2022
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$255	$964	$1,219
Total provision	—	18	18
Charge-offs:
Gross charge-offs	(10)	(82)	(92)
Expected future recoveries on current period gross charge-offs	—	12	12
Net charge-offs(1)	(10)	(70)	(80)
Decrease in expected future recoveries on previously fully charged-off loans(2)	—	9	9
Allowance at end of period	$245	$921	$1,166
Net charge-offs as a percentage of average loans in repayment (annualized)	.09%	1.40%
Ending total loans	$49,459	$20,589
Average loans in repayment	$42,163	$20,162
Ending loans in repayment	$41,168	$19,938

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

Three Months Ended June 30,
(Dollars in millions)	2022
Beginning of period expected future recoveries on previously fully charged-off loans	$321
Expected future recoveries of current period defaults	12
Recoveries (cash collected)	(15)
Charge-offs (as a result of lower recovery expectations)	(6)
End of period expected future recoveries on previously fully charged-off loans	$312
Change in balance during period	$(9)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2023
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$222	$800	$1,022
Total provision	15	(18)	(3)
Charge-offs:
Gross charge-offs	(37)	(161)	(198)
Expected future recoveries on current period gross charge-offs	—	24	24
Net charge-offs(1)	(37)	(137)	(174)
Decrease in expected future recoveries on previously fully charged-off loans(2)	—	12	12
Allowance at end of period	$200	$657	$857
Net charge-offs as a percentage of average loans in repayment (annualized)	.22%	1.51%
Ending total loans	$41,051	$18,389
Average loans in repayment	$34,046	$18,270
Ending loans in repayment	$33,076	$17,720

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

Six Months Ended June 30,
(Dollars in millions)	2023
Beginning of period expected future recoveries on previously fully charged-off loans	$274
Expected future recoveries of current period defaults	24
Recoveries (cash collected)	(24)
Charge-offs (as a result of lower recovery expectations)	(12)
End of period expected future recoveries on previously fully charged-off loans	$262
Change in balance during period	$(12)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

	Six Months Ended June 30, 2022
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$262	$1,009	$1,271
Total provision	—	34	34
Charge-offs:
Gross charge-offs	(17)	(164)	(181)
Expected future recoveries on current period gross charge-offs	—	25	25
Net charge-offs(1)	(17)	(139)	(156)
Decrease in expected future recoveries on previously fully charged-off loans(2)	—	17	17
Allowance at end of period	$245	$921	$1,166
Net charge-offs as a percentage of average loans in repayment (annualized)	.08%	1.39%
Ending total loans	$49,459	$20,589
Average loans in repayment	$42,922	$20,274
Ending loans in repayment	$41,168	$19,938

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

Six Months Ended June 30,
(Dollars in millions)	2022
Beginning of period expected future recoveries on previously fully charged-off loans	$329
Expected future recoveries of current period defaults	25
Recoveries (cash collected)	(30)
Charge-offs (as a result of lower recovery expectations)	(12)
End of period expected future recoveries on previously fully charged-off loans	$312
Change in balance during period	$(17)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

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

	FFELP Loan Delinquencies
	June 30, 2023		December 31, 2022		June 30, 2022
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,659		$1,772		$2,064
Loans in forbearance(2)	6,316		7,603		6,227
Loans in repayment and percentage of each status:
Loans current	27,756	83.9%	29,004	84.4%	34,627	84.1%
Loans delinquent 31-60 days(3)	1,596	4.8	1,247	3.6	2,163	5.3
Loans delinquent 61-90 days(3)	1,013	3.1	833	2.4	1,323	3.2
Loans delinquent greater than 90 days(3)	2,711	8.2	3,288	9.6	3,055	7.4
Total FFELP Loans in repayment	33,076	100%	34,372	100%	41,168	100%
Total FFELP Loans	41,051		43,747		49,459
FFELP Loan allowance for losses	(200)		(222)		(245)
FFELP Loans, net	$40,851		$43,525		$49,214
Percentage of FFELP Loans in repayment		80.6%		78.6%		83.2%
Delinquencies as a percentage of FFELP Loans in repayment		16.1%		15.6%		15.9%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.0%		18.1%		13.1%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Loan type:

(Dollars in millions)	June 30, 2023	June 30, 2022	Change
Stafford Loans	$13,151	$15,538	$(2,387)
Consolidation Loans	23,956	29,396	(5,440)
Rehab Loans	3,944	4,525	(581)
Total loans, gross	$41,051	$49,459	$(8,408)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	June 30, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$322	$1,698	$4,209	$1,367	$1,287	$7,851	$16,734	91%
Below 640	4	50	100	26	43	1,432	1,655	9
Total	$326	$1,748	$4,309	$1,393	$1,330	$9,283	$18,389	100%
Loan Status:
In-school/grace/ deferment/forbearance	$15	$69	$82	$22	$27	$454	$669	4%
Current/90 days or less delinquent	311	1,673	4,218	1,367	1,297	8,503	17,369	94
Greater than 90 days delinquent	—	6	9	4	6	326	351	2
Total	$326	$1,748	$4,309	$1,393	$1,330	$9,283	$18,389	100%
Seasoning(1):
1-12 payments	$312	$744	$49	$10	$6	$66	$1,187	6%
13-24 payments	—	950	3,021	23	18	77	4,089	22
25-36 payments	—	—	1,188	819	58	142	2,207	12
37-48 payments	—	—	—	529	1,036	230	1,795	10
More than 48 payments	—	—	—	—	198	8,572	8,770	48
Loans in-school/ grace/deferment	14	54	51	12	14	196	341	2
Total	$326	$1,748	$4,309	$1,393	$1,330	$9,283	$18,389	100%
Certain Loan Modifications(2):
Modified	$—	$20	$102	$41	$75	$6,101	$6,339	34%
Non-Modified	326	1,728	4,207	1,352	1,255	3,182	12,050	66
Total	$326	$1,748	$4,309	$1,393	$1,330	$9,283	$18,389	100%
Cosigners:
With cosigner(3)	$57	$187	$100	$25	$9	$5,647	$6,025	33%
Without cosigner	269	1,561	4,209	1,368	1,321	3,636	12,364	67
Total	$326	$1,748	$4,309	$1,393	$1,330	$9,283	$18,389	100%
School Type:
Not-for-profit	$304	$1,654	$4,059	$1,331	$1,238	$7,809	$16,395	89%
For-profit	22	94	250	62	92	1,474	1,994	11
Total	$326	$1,748	$4,309	$1,393	$1,330	$9,283	$18,389	100%
Allowance for loan losses							(657)
Total loans, net							$17,732

Charge-Offs	$—	$(3)	$(5)	$(2)	$(4)	$(123)	$(137)	100%

(1)
Number of months in active repayment for which a scheduled payment was received.
(2)
Loan Modifications represents the historical definition of a troubled debt restructuring (“TDR”) prior to the implementation of ASU 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification for the life of the loan (including loans that meet that definition in 2023). This includes loans given rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period. This classification is not intended to reconcile in any way to the new modification disclosures required under ASU 2022-02.
(3)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at June 30, 2023.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators by Origination Year
	June 30, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$1,307	$4,875	$1,672	$1,583	$587	$8,925	$18,949	92%
Below 640	11	57	18	34	20	1,500	1,640	8
Total	$1,318	$4,932	$1,690	$1,617	$607	$10,425	$20,589	100%
Loan Status:
In-school/grace/ deferment/forbearance	$18	$79	$29	$32	$13	$480	$651	3%
Current/90 days or less delinquent	1,300	4,848	1,659	1,580	591	9,559	19,537	95
Greater than 90 days delinquent	—	5	2	5	3	386	401	2
Total	$1,318	$4,932	$1,690	$1,617	$607	$10,425	$20,589	100%
Seasoning(1):
1-12 payments	$1,304	$3,452	$17	$15	$3	$105	$4,896	24%
13-24 payments	—	1,433	981	52	9	119	2,594	12
25-36 payments	—	—	676	1,282	26	203	2,187	11
37-48 payments	—	—	—	251	437	330	1,018	5
More than 48 payments	—	—	—	—	126	9,420	9,546	46
Loans in-school/ grace/deferment	14	47	16	17	6	248	348	2
Total	$1,318	$4,932	$1,690	$1,617	$607	$10,425	$20,589	100%
Certain Loan Modifications(2):
Modified	$1	$24	$22	$54	$32	$6,830	$6,963	34%
Non-Modified	1,317	4,908	1,668	1,563	575	3,595	13,626	66
Total	$1,318	$4,932	$1,690	$1,617	$607	$10,425	$20,589	100%
Cosigners:
With cosigner(3)	$19	$112	$29	$11	$—	$6,710	$6,881	33%
Without cosigner	1,299	4,820	1,661	1,606	607	3,715	13,708	67
Total	$1,318	$4,932	$1,690	$1,617	$607	$10,425	$20,589	100%
School Type:
Not-for-profit	$1,237	$4,647	$1,615	$1,507	$558	$8,701	$18,265	89%
For-profit	81	285	75	110	49	1,724	2,324	11
Total	$1,318	$4,932	$1,690	$1,617	$607	$10,425	$20,589	100%
Allowance for loan losses							(921)
Total loans, net							$19,668

(1)
Number of months in active repayment for which a scheduled payment was received.
(2)
Loan Modifications represents the historical definition of a troubled debt restructuring (“TDR”) prior to the implementation of ASU 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification for the life of the loan (including loans that meet that definition in 2023). This includes loans given rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period. This classification is not intended to reconcile in any way to the new modification disclosures required under ASU 2022-02.
(3)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at June 30, 2022.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	June 30, 2023		December 31, 2022		June 30, 2022
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$341		$354		$348
Loans in forbearance(2)	328		401		303
Loans in repayment and percentage of each status:
Loans current	16,942	95.6%	17,838	95.0%	19,116	95.9%
Loans delinquent 31-60 days(3)	276	1.6	335	1.8	269	1.3
Loans delinquent 61-90 days(3)	151	.8	186	1.0	152	.8
Loans delinquent greater than 90 days(3)	351	2.0	411	2.2	401	2.0
Total loans in repayment	17,720	100%	18,770	100%	19,938	100%
Total loans	18,389		19,525		20,589
Allowance for losses	(657)		(800)		(921)
Loans, net	$17,732		$18,725		$19,668
Percentage of loans in repayment		96.4%		96.1%		96.8%
Delinquencies as a percentage of loans in repayment		4.4%		5.0%		4.1%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.8%		2.1%		1.5%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

Loan Modifications to Borrowers Experiencing Financial Difficulty

We adjust the terms of Private Education Loans for certain borrowers when we believe such changes will help our customers better manage their student loan obligations, achieve better outcomes and increase the collectability of the loans. These changes generally take the form of a temporary interest rate reduction, a temporary forbearance of payments, a temporary interest only payment, and a temporary interest rate reduction with a permanent extension of the loan term. The effect of modifications of loans made to borrowers who are experiencing financial difficulty is already included in the allowance for credit losses because of the measurement methodologies used to estimate the allowance. The model design predicts borrowers that will have financial difficulty in the future and require loan modification and increased life of loan default risk.

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

The following tables show the amortized cost basis as of June 30, 2023 of the loans to borrowers experiencing financial difficulty that were modified in the three and six months ended June 30, 2023.

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Three Months Ended June 30, 2023
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$548	3.0%	$274	1.5%	$45	.2%

	Six Months Ended June 30, 2023
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,161	6.3%	$539	2.9%	$91	.5%

(1)
As of June 30, 2023, there was $1.2 billion of loans in the interest rate reduction program.
(2)
More Than an Insignificant Payment Delay includes loans granted more than 3 months of short-term interest only payments or hardship forbearance.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

For those loans modified in the three and six months ended June 30, 2023, the following tables show the impact of such modification.

Three Months Ended June 30, 2023
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.0% to 5.3%	Added an average 5 months to the remaining life of the loans	Added an average 8 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.4% to 5.3%.

Six Months Ended June 30, 2023
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 12.9% to 5.1%	Added an average 6 months to the remaining life of the loans	Added an average 8 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.4% to 5.2%.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

The following table provides the amount of loans whose borrowers were experiencing financial difficulty, were modified during the three and six months ended June 30, 2023 and subsequently had a payment default in the three and six months ended June 30, 2023. We define payment default as 60 days past due for purposes of this disclosure. We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts.

(Dollars in millions)
	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
Loan Type	Modified Loans (Amortized Cost)	Payment Default (Par)	Modified Loans (Amortized Cost)	Payment Default (Par)
Private Education Loans(1)	$36	$37	$38	$39

(1)
For the three months ended June 30, 2023, the modified loans include $22 million of Interest Rate Reduction, $2 million of Combination Rate Reduction and Term Extension, and $12 million of More Than Insignificant Payment Delay. For the six months ended June 30, 2023, the modified loans include $24 million of Interest Rate Reduction, $2 million of Combination Rate Reduction and Term Extension, and $13 million of More Than Insignificant Payment Delay.

The following table provides the performance and related loan status as of June 30, 2023 of loans that were modified in the six months ended June 30, 2023.

(Dollars in millions)
Loan Type:
Private Education Loans	Status	Payment status (Amortized Cost)
	Loans in School/Deferment	$5
	Loans in Forbearance	48
	Loans current	1,646
	Loans delinquent 31 - 60 days	51
	Loans delinquent 61 - 90 days	21
	Loans delinquent greater than 90 days	20
	Total Modified Loans	$1,791

(1)
For the six months ended June 30, 2023, $2 million of loans modified during the period were charged off.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

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

	Three Months Ended June 30,	Six Months Ended June 30,
(Dollars in millions)	2022	2022
Modified loans	$62	$117
Charge-offs	$59	$115
Payment default	$9	$18

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

3. Borrowings

The following table summarizes our borrowings.

	June 30, 2023			December 31, 2022
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$1,156	$5,353	$6,509	$1,301	$5,711	$7,012
Total unsecured borrowings	1,156	5,353	6,509	1,301	5,711	7,012
Secured borrowings:
FFELP Loan securitizations(2)(3)	64	38,293	38,357	76	42,675	42,751
Private Education Loan securitizations(4)	574	12,316	12,890	725	12,744	13,469
FFELP Loan ABCP facilities	1,548	455	2,003	923	386	1,309
Private Education Loan ABCP facilities	1,416	901	2,317	2,734	—	2,734
Other(5)	98	40	138	121	—	121
Total secured borrowings	3,700	52,005	55,705	4,579	55,805	60,384
Total before hedge accounting adjustments	4,856	57,358	62,214	5,880	61,516	67,396
Hedge accounting adjustments	(18)	(422)	(440)	(10)	(490)	(500)
Total	$4,838	$56,936	$61,774	$5,870	$61,026	$66,896

(1)
Includes principal amount of $1.1 billion and $1.3 billion of short-term debt as of June 30, 2023 and December 31, 2022, respectively. Includes principal amount of $5.4 billion and $5.7 billion of long-term debt as of June 30, 2023 and December 31, 2022, respectively.
(2)
Includes $64 million and $76 million of short-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) and as of June 30, 2023 and December 31, 2022, respectively. Includes $129 million and $0 million of long-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) as of June 30, 2023 and December 31, 2022, respectively.
(3)
Includes defaulted FFELP secured debt tranches with a remaining principal amount of $825 million as of June 30, 2023 as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2030 and 2035. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.
(4)
Includes $574 million and $725 million of short-term debt related to the Private Education Loan ABS repurchase facilities (Private Education Loan Repurchase Facilities) as of June 30, 2023 and December 31, 2022, respectively.
(5)
“Other” primarily includes the obligation to return cash collateral held related to derivative exposure.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

3. Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of June 30, 2023 and December 31, 2022, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	June 30, 2023
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$64	$38,293	$38,357	$38,757	$1,445	$1,579	$41,781
Private Education Loan securitizations	574	12,316	12,890	13,833	365	98	14,296
FFELP Loan ABCP facilities	1,548	455	2,003	2,025	37	75	2,137
Private Education Loan ABCP facilities	1,416	901	2,317	2,564	77	44	2,685
Total before hedge accounting adjustments	3,602	51,965	55,567	57,179	1,924	1,796	60,899
Hedge accounting adjustments	—	(161)	(161)	—	—	(236)	(236)
Total	$3,602	$51,804	$55,406	$57,179	$1,924	$1,560	$60,663

	December 31, 2022
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$76	$42,675	$42,751	$42,148	$2,705	$1,544	$46,397
Private Education Loan securitizations	725	12,744	13,469	14,168	367	105	14,640
FFELP Loan ABCP facilities	923	386	1,309	1,317	39	44	1,400
Private Education Loan ABCP facilities	2,734	—	2,734	3,039	122	(81)	3,080
Total before hedge accounting adjustments	4,458	55,805	60,263	60,672	3,233	1,612	65,517
Hedge accounting adjustments	—	(207)	(207)	—	—	(256)	(256)
Total	$4,458	$55,598	$60,056	$60,672	$3,233	$1,356	$65,261

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

4. Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$53	$55	$—	$1	$53	$56
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	—	—	—	—	—
Total derivative assets(2)		—	—	53	55	—	1	53	56
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	(2)	(2)	(3)	(2)	(5)
Floor Income Contracts	Interest rate	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(234)	(253)	—	—	(234)	(253)
Total derivative liabilities(2)		—	—	(234)	(255)	(2)	(3)	(236)	(258)
Net total derivatives		$—	$—	$(181)	$(200)	$(2)	$(2)	$(183)	$(202)

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
(2)
The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Gross position	$53	$56	$(236)	$(258)
Impact of master netting agreements	—	—	—	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	53	56	(236)	(258)
Cash collateral (held) pledged	(60)	(80)	61	62
Net position	$(7)	$(24)	$(175)	$(196)

(3)
The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of June 30, 2023		As of December 31, 2022
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$1,131	$(18)	$1,289	$(10)
Long-term borrowings	$5,772	$(426)	$6,188	$(494)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

4. Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at June 30, 2023 and December 31, 2022 by $4 million and $6 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at June 30, 2023 and December 31, 2022 by $1 million and $1 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022	Jun 30, 2023	Dec 31, 2022
Notional Values:
Interest rate swaps	$4.8	$8.3	$5.7	$6.2	$1.7	$17.4	$12.2	$31.9
Floor Income Contracts	—	—	—	—	3.0	6.0	3.0	6.0
Cross-currency interest rate swaps	—	—	1.7	1.8	—	—	1.7	1.8
Total derivatives	$4.8	$8.3	$7.4	$8.0	$4.7	$23.4	$16.9	$39.7

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$(80)	$(148)	$(1)	$(437)
Gains (losses) recognized in net income on hedged items	67	158	(15)	471
Net fair value hedge ineffectiveness gains (losses)	(13)	10	(16)	34
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	(10)	(54)	19	(89)
Gains (losses) recognized in net income on hedged items	(14)	94	(45)	146
Net fair value hedge ineffectiveness gains (losses)	(24)	40	(26)	57
Total fair value hedges(1)(2)	(37)	50	(42)	91
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—	—
Trading:
Interest rate swaps	26	17	17	80
Floor income contracts	—	5	—	40
Cross currency interest rate swaps	—	—	—	—
Other	—	—	—	—
Total trading derivatives(3)	26	22	17	120
Mark-to-market gains (losses) recognized	$(11)	$72	$(25)	$211

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

4. Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Total gains (losses) on cash flow hedges	$18	$34	$15	$127
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	(19)	15	(37)	36
Net changes in cash flow hedges, net of tax	$(1)	$49	$(22)	$163

(1)
Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties:

(Dollars in millions)	June 30, 2023	December 31, 2022
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$60	$80
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	—	—
Total collateral held	$60	$80
Derivative asset at fair value including accrued interest	$60	$85
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$61	$62
Total collateral pledged	$61	$62
Derivative liability at fair value including accrued interest and premium receivable	$243	$266

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

The table below highlights credit exposure related to our derivative counterparties at June 30, 2023.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$5	$—
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%	—%

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

5. Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	June 30, 2023	December 31, 2022
Accrued interest receivable	$2,100	$2,031
Benefit and insurance-related investments	456	452
Income tax asset, net	84	132
Derivatives at fair value	53	56
Accounts receivable	94	83
Fixed assets	68	74
Other	34	38
Total	$2,889	$2,866

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

6. Stockholders’ Equity

The following table summarizes common share repurchases, issuances and dividends paid.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in millions, except per share amounts)	2023	2022	2023	2022
Common stock repurchased(1)	4.9	6.9	9.8	13.1
Common stock repurchased (in dollars)(1)	$80	$105	$165	$220
Average purchase price per share(1)	$16.38	$15.26	$16.89	$16.76
Remaining common stock repurchase authority(1)	$435	$780	$435	$780
Shares repurchased related to employee stock- based compensation plans(2)	—	—	1.3	1.1
Average purchase price per share(2)	$—	$—	$18.43	$17.92
Common shares issued(3)	—	—	2.4	2.4
Dividends paid	$20	$23	$40	$47
Dividends per share	$.16	$.16	$.32	$.32

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

The closing price of our common stock on June 30, 2023 was $18.58.

7. Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Numerator:
Net income	$66	$180	$177	$435
Denominator:
Weighted average shares used to compute basic EPS	124	146	126	149
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	1	1	2	1
Dilutive potential common shares(2)	1	1	2	1
Weighted average shares used to compute diluted EPS	125	147	128	150
Basic earnings per common share	$.53	$1.23	$1.40	$2.93
Diluted earnings per common share	$.52	$1.22	$1.39	$2.90

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.
(2)
For the three months ended June 30, 2023 and 2022, securities covering approximately 0 million and 0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2023 and 2022, securities covering approximately 0 million and 0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

8. Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. The fair value of the items discussed below are separately disclosed in this footnote.

During the three and six months ended June 30, 2023, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During the second quarters of 2023 and 2022, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	June 30, 2023				December 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	—	53	—	53	—	55	1	56
Cross-currency interest rate swaps	—	—	—	—	—	—	—	—
Total derivative assets(2)	—	53	—	53	—	55	1	56
Total	$—	$53	$—	$53	$—	$55	$1	$56
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$(2)	$(2)	$—	$(2)	$(3)	$(5)
Floor Income Contracts	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	—	—	(234)	(234)	—	—	(253)	(253)
Total derivative liabilities(2)	—	—	(236)	(236)	—	(2)	(256)	(258)
Total	$—	$—	$(236)	$(236)	$—	$(2)	$(256)	$(258)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

8. Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended June 30,
	2023				2022
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(2)	$(224)	$—	$(226)	$(3)	$(226)	$—	$(229)
Total gains/(losses):
Included in earnings(1)	—	(22)	—	(22)	—	(62)	—	(62)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	12	—	12	—	9	—	9
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(2)	$(234)	$—	$(236)	$(3)	$(279)	$—	$(282)
Change in mark-to- market gains/(losses) relating to instruments still held at the reporting date(2)	$—	$(10)	$—	$(10)	$—	$(53)	$—	$(53)

	Six Months Ended June 30,
	2023				2022
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(2)	$(253)	$—	$(255)	$(4)	$(190)	$—	$(194)
Total gains/(losses):
Included in earnings(1)	—	(6)	—	(6)	1	(103)	—	(102)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	25	—	25	—	14	—	14
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(2)	$(234)	$—	$(236)	$(3)	$(279)	$—	$(282)
Change in mark-to- market gains/(losses) relating to instruments still held at the reporting date(2)	$—	$19	$—	$19	$1	$(89)	$—	$(88)

(1)
“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Gains (losses) on derivative and hedging activities, net	$—	$—	$—	$1
Interest expense	(22)	(62)	(6)	(103)
Total	$(22)	$(62)	$(6)	$(102)

(2)
Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

8. Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at June 30, 2023	Valuation Technique	Input	Range and Weighted Average
Derivatives
Prime/LIBOR basis swaps	$(2)	Discounted cash flow	Constant Prepayment Rate	10%
			Bid/ask adjustment to discount rate	.08%
Cross-currency interest rate swaps	(234)	Discounted cash flow	Constant Prepayment Rate	5%
Other	—
Total	$(236)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2023			December 31, 2022
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$39,250	$40,851	$(1,601)	$41,426	$43,525	$(2,099)
Private Education Loans	16,935	17,732	(797)	17,880	18,725	(845)
Cash and investments	3,426	3,426	—	4,974	4,974	—
Total earning assets	59,611	62,009	(2,398)	64,280	67,224	(2,944)
Interest-bearing liabilities
Short-term borrowings	4,853	4,838	(15)	5,879	5,870	(9)
Long-term borrowings	54,082	56,936	2,854	57,652	61,026	3,374
Total interest-bearing liabilities	58,935	61,774	2,839	63,531	66,896	3,365
Derivative financial instruments
Floor Income Contracts	—	—	—	—	—	—
Interest rate swaps	51	51	—	51	51	—
Cross-currency interest rate swaps	(234)	(234)	—	(253)	(253)	—
Other	—	—	—	—	—	—
Excess of net asset fair value over carrying value			$441			$421

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

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

The number of these inquiries and the volume of related information demands have normalized at elevated levels and therefore the Company must continue to expend time and resources to timely respond to these requests which may, depending on their outcome, result in payments of restitution, fines and penalties.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

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

In addition, Navient and its subsidiaries are subject to examination or regulation by various federal regulatory, state licensing or other regulatory agencies as part of its ordinary course of business including the SEC, CFPB, FFIEC and ED. Items or matters similar to or different from those described above may arise during the course of those examinations. We also routinely receive inquiries or requests from various regulatory entities or bodies or government agencies concerning our business or our assets. Generally, the Company endeavors to cooperate with each such inquiry or request. The Company has received separate CIDs or subpoenas from multiple State Attorneys General that are similar to the CIDs or subpoenas that preceded the lawsuits referenced above. Those CIDs and subpoenas have been resolved as part of the Company’s settlement with the State Attorneys General. Nevertheless, we have and, in the future, may receive additional CIDs or subpoenas and other inquiries from these or other Attorneys General with respect to similar or different matters.

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also, as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. Navient has no reserves related to indemnification matters with SLM BankCo as of June 30, 2023.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

10. Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

The following tables illustrate the disaggregation of revenue from contracts accounted for under ASC 606 with customers according to service type and client type by reportable operating segment.

Revenue by Service Type

	Three Months Ended June 30,
	2023			2022
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$—	$—	$—	$—	$—	$—
Government services	—	52	52	—	53	53
Healthcare services	—	31	31	—	34	34
Total	$—	$83	$83	$—	$87	$87

	Six Months Ended June 30,
	2023			2022
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$—	$—	$—	$1	$—	$1
Government services	—	92	92	—	102	102
Healthcare services	—	63	63	—	79	79
Total	$—	$155	$155	$1	$181	$182

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

10. Revenue from Contracts with Customers Accounted for in Accordance with ASC 606 (Continued)

Revenue by Client Type

	Three Months Ended June 30,
	2023			2022
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$—	$17	$17	$—	$2	$2
Guarantor agencies	—	—	—	—	—	—
State and local government	—	17	17	—	35	35
Tolling authorities	—	18	18	—	16	16
Hospitals and other healthcare providers	—	31	31	—	34	34
Total	$—	$83	$83	$—	$87	$87

	Six Months Ended June 30,
	2023			2022
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$—	$23	$23	$—	$4	$4
Guarantor agencies	—	—	—	1	—	1
State and local government	—	35	35	—	68	68
Tolling authorities	—	34	34	—	30	30
Hospitals and other healthcare providers	—	63	63	—	79	79
Total	$—	$155	$155	$1	$181	$182

As of June 30, 2023 and June 30, 2022, there was $82 million and $94 million respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

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

The following table includes asset information for our Federal Education Loans segment.

(Dollars in millions)	June 30, 2023	December 31, 2022
FFELP Loans, net	$40,851	$43,525
Cash and investments(1)	1,484	2,746
Other	2,147	2,229
Total assets	$44,482	$48,500

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

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	June 30, 2023	December 31, 2022
Private Education Loans, net	$17,732	$18,725
Cash and investments(1)	512	617
Other	556	453
Total assets	$18,800	$19,795

(1)
Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

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

At June 30, 2023 and December 31, 2022, the Business Processing segment had total assets of $388 million and $390 million, respectively.

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

At June 30, 2023 and December 31, 2022, the Other segment had total assets of $1.9 billion and $2.1 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

11. Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended June 30, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$1,061					$721	$341	$—	$—
Cash and investments	36					18	7	—	11
Total interest income	1,097					739	348	—	11
Total interest expense	919					633	205	—	39
Net interest income (loss)	178	$4	$39	$43	$221	106	143	—	(28)
Less: provisions for loan losses	11				11	5	6	—	—
Net interest income (loss) after provisions for loan losses	167					101	137	—	(28)
Other income (loss):
Servicing revenue	16					13	3	—	—
Asset recovery and business processing revenue	83					—	—	83	—
Other revenue	30					2	2	—	—
Total other income (loss)	129	(4)	(22)	(26)	103	15	5	83	—
Expenses:
Direct operating expenses	135					18	42	75	—
Unallocated shared services expenses	47					—	—	—	47
Operating expenses	182	—	—	—	182	18	42	75	47
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	15	—	—	—	15	—	—	—	15
Total expenses	200	—	(3)	(3)	197	18	42	75	62
Income (loss) before income tax expense (benefit)	96	—	20	20	116	98	100	8	(90)
Income tax expense (benefit)(2)	30	—	(2)	(2)	28	22	25	2	(21)
Net income (loss)	$66	$—	$22	$22	$88	$76	$75	$6	$(69)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$43	$—	$43
Total other income (loss)	(26)	—	(26)
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$17	$3	20
Income tax expense (benefit)			(2)
Net income (loss)			$22

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

11. Segment Reporting (Continued)

	Three Months Ended June 30, 2022
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$687					$409	$277	$—	$—
Cash and investments	5					3	1	—	1
Total interest income	692					412	278	—	1
Total interest expense	371					266	136	—	18
Net interest income (loss)	321	$—	$(50)	$(50)	$271	146	142	—	(17)
Less: provisions for loan losses	18				18	—	18	—	—
Net interest income (loss) after provisions for loan losses	303					146	124	—	(17)
Other income (loss):
Servicing revenue	17					14	3	—	—
Asset recovery and business processing revenue	88					1	—	87	—
Other revenue	29					8	1	—	(2)
Total other income (loss)	134	—	(22)	(22)	112	23	4	87	(2)
Expenses:
Direct operating expenses	134					25	35	74	—
Unallocated shared services expenses	56					—	—	—	56
Operating expenses	190	—	—	—	190	25	35	74	56
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	—	—	—	—	—	—	—	—	—
Total expenses	193	—	(3)	(3)	190	25	35	74	56
Income (loss) before income tax expense (benefit)	244	—	(69)	(69)	175	144	93	13	(75)
Income tax expense (benefit)(2)	64	—	(23)	(23)	41	34	22	3	(18)
Net income (loss)	$180	$—	$(46)	$(46)	$134	$110	$71	$10	$(57)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended June 30, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(50)	$—	$(50)
Total other income (loss)	(22)	—	(22)
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$(72)	$3	(69)
Income tax expense (benefit)			(23)
Net income (loss)			$(46)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

11. Segment Reporting (Continued)

	Six Months Ended June 30, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$2,099					$1,416	$686	$—	$—
Cash and investments	70					38	13	—	19
Total interest income	2,169					1,454	699	—	19
Total interest expense	1,756					1,223	402	—	73
Net interest income (loss)	413	$16	$45	$61	$474	231	297	—	(54)
Less: provisions for loan losses	(3)				(3)	15	(18)	—	—
Net interest income (loss) after provisions for loan losses	416					216	315	—	(54)
Other income (loss):
Servicing revenue	33					27	6	—	—
Asset recovery and business processing revenue	155					—	—	155	—
Other revenue	28					7	1	—	3
Total other income (loss)	216	(16)	(1)	(17)	199	34	7	155	3
Expenses:
Direct operating expenses	259					38	79	142	—
Unallocated shared services expenses	109					—	—	—	109
Operating expenses	368	—	—	—	368	38	79	142	109
Goodwill and acquired intangible asset impairment and amortization	5	—	(5)	(5)	—	—	—	—	—
Restructuring/other reorganization expenses	19	—	—	—	19	—	—	—	19
Total expenses	392	—	(5)	(5)	387	38	79	142	128
Income (loss) before income tax expense (benefit)	240	—	49	49	289	212	243	13	(179)
Income tax expense (benefit)(2)	63	—	5	5	68	50	58	3	(43)
Net income (loss)	$177	$—	$44	$44	$221	$162	$185	$10	$(136)

(1)
Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$61	$—	$61
Total other income (loss)	(17)	—	(17)
Goodwill and acquired intangible asset impairment and amortization	—	(5)	(5)
Total Core Earnings adjustments to GAAP	$44	$5	49
Income tax expense (benefit)			5
Net income (loss)			$44

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

11. Segment Reporting (Continued)

	Six Months Ended June 30, 2022
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$1,312					$743	$553	$—	$—
Cash and investments	6					3	2	—	1
Total interest income	1,318					746	555	—	1
Total interest expense	660					461	262	—	32
Net interest income (loss)	658	$(19)	$(92)	$(111)	$547	285	293	—	(31)
Less: provisions for loan losses	34				34	—	34	—	—
Net interest income (loss) after provisions for loan losses	624					285	259	—	(31)
Other income (loss):
Servicing revenue	36					30	6	—	—
Asset recovery and business processing revenue	185					4	—	181	—
Other revenue	136					18	1	—	(3)
Total other income (loss)	357	19	(139)	(120)	237	52	7	181	(3)
Expenses:
Direct operating expenses	273					54	69	150	—
Unallocated shared services expenses	122					—	—	—	122
Operating expenses	395	—	—	—	395	54	69	150	122
Goodwill and acquired intangible asset impairment and amortization	7	—	(7)	(7)	—	—	—	—	—
Restructuring/other reorganization expenses	3	—	—	—	3	—	—	—	3
Total expenses	405	—	(7)	(7)	398	54	69	150	125
Income (loss) before income tax expense (benefit)	576	—	(224)	(224)	352	283	197	31	(159)
Income tax expense (benefit)(2)	141	—	(58)	(58)	83	67	47	7	(38)
Net income (loss)	$435	$—	$(166)	$(166)	$269	$216	$150	$24	$(121)

(1)
Core Earnings adjustments to GAAP:

	Six Months Ended June 30, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(111)	$—	$(111)
Total other income (loss)	(120)	—	(120)
Goodwill and acquired intangible asset impairment and amortization	—	(7)	(7)
Total Core Earnings adjustments to GAAP	$(231)	$7	(224)
Income tax expense (benefit)			(58)
Net income (loss)			$(166)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2023 and for the three and six months ended

June 30, 2023 and 2022 is unaudited)

11. Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
GAAP net income	$66	$180	$177	$435
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	17	(72)	44	(231)
Net impact of goodwill and acquired intangible assets(2)	3	3	5	7
Net tax effect(3)	2	23	(5)	58
Total Core Earnings adjustments to GAAP	22	(46)	44	(166)
Core Earnings net income	$88	$134	$221	$269

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
Joe Fisher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 26, 2023

APPENDIX A

form 10-Q cross-reference index

Page Number

Part I. Financial Information

Item 1.	Financial Statements	46-86

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39-43

Item 4.	Controls and Procedures	44

Part II. Other Information

Item 1.	Legal Proceedings	38, 75

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits	45

Signatures		87