Form 10-Q
period 2023-09-30
NAVIENT CORP
filed 2023-10-25
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of September 30, 2023, there were 117,571,091 shares of common stock outstanding.

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

With a focus on data-driven insights, service, compliance and innovative support, Navient’s business consists of:

NAVIENT®

Federal Education Loans

Consumer Lending

Business Processing

•
Federal Education Loans

We own a portfolio of $39.6 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. As a servicer on our own portfolio and for third parties, we deploy data-driven approaches to support the success of our customers. Our flexible and scalable infrastructure manages large volumes of complex transactions, simplifying the customer experience and continually improving efficiency.

•
Consumer Lending

We help students and families succeed through the college journey with innovative planning tools, student loans and refinancing products. Our $17.3 billion Private Education Loan portfolio demonstrates high customer success rates. In the third quarter of 2023, we originated $382 million of Private Education Loans.

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

Strong Financial Performance Resulting in a Strong Capital Return

Our third-quarter 2023 results continue to demonstrate the strength of our business model and our ability to deliver predictable and meaningful cash flow and earnings in all types of economic environments.

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

In December 2021, our Board approved a share repurchase program authorizing the purchase of up to $1 billion of the Company’s outstanding common stock. At September 30,2023, $360 million remained in share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our Adjusted Tangible Equity Ratio(1) was 8.7% as of September 30, 2023.

(Dollars and shares in millions)	Q3-23	Q3-22
Shares repurchased	4.2	6.3
Reduction in shares outstanding	3%	4%
Total repurchases in dollars	$75	$95
Dividends paid	$19	$22
Total Capital Returned(2)	$94	$117
Adjusted Tangible Equity Ratio(1)	8.7%	7.8%

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Historical Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
GAAP Basis
Net income	$79	$105	$256	$540
Diluted earnings per common share	$.65	$.75	$2.04	$3.67
Weighted average shares used to compute diluted earnings per share	121	141	125	147
Return on assets	.51%	.57%	.53%	.96%

Core Earnings Basis(1)
Net income(1)	$57	$87	$278	$356
Diluted earnings per common share(1)	$.47	$.62	$2.22	$2.42
Weighted average shares used to compute diluted earnings per share	121	141	125	147
Net interest margin, Federal Education Loans segment	1.52%	.94%	1.20%	1.03%
Net interest margin, Consumer Lending segment	3.17%	2.90%	3.09%	2.78%
Return on assets	.37%	.47%	.58%	.63%

Education Loan Portfolios
Ending FFELP Loans, net	$39,581	$46,891	$39,581	$46,891
Ending Private Education Loans, net	17,333	19,151	17,333	19,151
Ending total education loans, net	$56,914	$66,042	$56,914	$66,042
Average FFELP Loans	$40,554	$48,443	$41,886	$50,398
Average Private Education Loans	18,165	20,308	18,710	20,771
Average total education loans	$58,719	$68,751	$60,596	$71,169

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

Third-quarter 2023 GAAP net income was $79 million ($0.65 diluted earnings per share), compared with $105 million ($0.75 diluted Core Earnings per share) for the year-ago quarter. See “Results of Operations – GAAP Comparison of Third-Quarter 2023 Results with Third-Quarter 2022" for a discussion of the primary contributors to the change in GAAP earnings between periods.

Third-quarter 2023 Core Earnings net income was $57 million ($0.47 diluted Core Earnings per share), compared with $87 million ($0.62 diluted Core Earnings per share) for the year-ago quarter. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

GAAP and Core Earnings results included a net reduction to pre-tax income of $58 million ($0.37 diluted loss per share), comprised of the following significant items:

•
$12 million ($0.07 diluted earnings per share) benefit related to the continued extension of the FFELP Loan portfolio ($48 million of additional net interest income partially offset by $36 million of provision for loan losses),
•
$10 million ($0.06 diluted earnings per share) benefit of additional Private Education Loan net interest income related to a decrease in the speed of loan premium amortization primarily in connection with a decline in the Refinance Loans' prepayment rate,
•
$29 million ($0.18 diluted loss per share) of provision for loan losses related to lowering the expected recovery percentage on defaulted Private Education Loans, and
•
$51 million ($0.32 diluted loss per share) of regulatory-related and restructuring expenses, of which $45 million relates to recent developments in connection with CFPB matters.

Financial highlights of third-quarter 2023 include:

Federal Education Loans segment:

•
Net income of $94 million.
•
Net interest margin of 1.52%.

Consumer Lending segment:

•
Net income of $56 million.
•
Net interest margin of 3.17%.
•
Originated $382 million of Private Education Loans.

Business Processing segment:

•
Revenue of $85 million.
•
Net income of $9 million and EBITDA(1) of $13 million.

Capital, funding and liquidity:

•
GAAP equity-to-asset ratio of 4.6% and adjusted tangible equity ratio(1) of 8.7%.
•
Repurchased $75 million of common shares. $360 million common share repurchase authority remains outstanding.
•
Paid $19 million in common stock dividends.

Operating Expenses:

•
Operating expenses of $186 million, excluding $47 million of regulatory-related expenses.

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Results of Operations

GAAP Income Statements (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2023	2022	$	%	2023	2022	$	%
Interest income
FFELP Loans	$778	$553	$225	41%	$2,191	$1,312	$879	67%
Private Education Loans	351	309	42	14	1,036	862	174	20
Cash and investments	41	19	22	116	111	25	86	344
Total interest income	1,170	881	289	33	3,338	2,199	1,139	52
Total interest expense	879	641	238	37	2,636	1,301	1,335	103
Net interest income	291	240	51	21	702	898	(196)	(22)
Less: provisions for loan losses	72	28	44	157	68	62	6	10
Net interest income after provisions for loan losses	219	212	7	3	634	836	(202)	(24)
Other income (loss):
Servicing revenue	15	24	(9)	(38)	48	60	(12)	(20)
Asset recovery and business processing revenue	85	80	5	6	240	264	(24)	(9)
Other revenue	5	6	(1)	(17)	15	22	(7)	(32)
Gains (losses) on derivative and hedging activities, net	26	40	(14)	(35)	44	161	(117)	(73)
Total other income	131	150	(19)	(13)	347	507	(160)	(32)
Expenses:
Operating expenses	233	194	39	20	601	588	13	2
Goodwill and acquired intangible assets impairment and amortization expense	3	10	(7)	(70)	8	17	(9)	(53)
Restructuring/other reorganization expenses	4	21	(17)	(81)	23	25	(2)	(8)
Total expenses	240	225	15	7	632	630	2	—
Income before income tax expense	110	137	(27)	(20)	349	713	(364)	(51)
Income tax expense	31	32	(1)	(3)	93	173	(80)	(46)
Net income	$79	$105	$(26)	(25)%	$256	$540	$(284)	(53)%
Basic earnings per common share	$.66	$.75	$(.09)	(12)%	$2.06	$3.71	$(1.65)	(44)%
Diluted earnings per common share	$.65	$.75	$(.10)	(13)%	$2.04	$3.67	$(1.63)	(44)%
Dividends per common share	$.16	$.16	$—	—	$.48	$.48	$—	—

GAAP Comparison of Third-Quarter 2023 Results with Third-Quarter 2022

For the three months ended September 30, 2023, net income was $79 million, or $0.65 diluted earnings per common share, compared with net income of $105 million, or $0.75 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•
Net interest income increased by $51 million primarily as a result of a $48 million benefit related to the decrease in the speed of loan premium amortization in connection with the continued extension of the FFELP Loan portfolio and a $25 million increase in mark-to-market gains on fair value hedges recorded in interest expense. This was partially offset by the paydown of the FFELP and Private Education Loan portfolios and an increase in interest rates.
•
Provisions for loan losses increased $44 million from $28 million to $72 million:
o
The provision for FFELP Loan losses increased $36 million from $0 to $36 million.
o
The provision for Private Education Loan losses increased $8 million from $28 million to $36 million.

The FFELP Loan provision for loan losses of $36 million in the current period was primarily a result of the continued extension of the portfolio and the resulting increase in both the expected future defaults and the premium allocated to all expected future defaults.

The Private Education Loan provision for loan losses of $36 million in the current period included $29 million related to changes in the net charge-off rates on defaulted loans and $12 million in connection with loan originations, partially offset by a $5 million reserve release. The provision of $28 million in the year-ago quarter included $33 million related to changes in the net charge-off rates on defaulted loans and $13 million in connection with loan originations, partially offset by an $18 million reserve release.

•
Servicing revenue decreased $9 million primarily as a result of the paydown of the FFELP Loan portfolio.
•
Asset recovery and business processing revenue increased $5 million primarily as a result of a $21 million increase in revenue from services for our traditional Business Processing clients, which was partially offset by the expected $15 million reduction in revenue from the wind-down of Business Processing pandemic-related contracts and a $1 million decrease related to revenue earned in our Federal Education Loans segment as a result of exiting that business line in fourth-quarter 2022.
•
Net gains on derivative and hedging activities decreased $14 million. The primary factors affecting the change were interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.
•
Operating expenses increased $39 million primarily as a result of recording a $45 million contingency loss (regulatory-related expense) related to recent developments in connection with CFPB matters (see "Note 9 – Commitments, Contingencies and Guarantees" for further discussion). The remaining $6 million decrease was primarily the result of a decline in overall servicing costs which was partially offset by an increase in expenses in the Business Processing segment in connection with the related increase in revenue.
•
Restructuring expenses decreased $17 million due to a decline in severance-related costs and facility lease terminations. The year-ago period included $21 million of restructuring expenses primarily due to costs for severance and facility lease terminations in connection with the Company’s decision to exit the FFELP asset recovery business, consolidate certain business lines, and implement other efficiency initiatives.

We repurchased 4.2 million and 6.3 million shares of our common stock during the third quarters of 2023 and 2022, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 20 million common shares (or 14%) from the year-ago period.

GAAP Comparison of Nine Months Ended September 30, 2023 Results with Nine Months Ended September 30, 2022

For the nine months ended September 30, 2023, net income was $256 million, or $2.04 diluted earnings per common share, compared with net income of $540 million, or $3.67 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•
Net interest income decreased by $196 million primarily as a result of a $108 million decrease in mark-to-market gains on fair value hedges recorded in interest expense, the paydown of the FFELP and Private Education Loan portfolios and an increase in interest rates.
•
Provisions for loan losses increased $6 million from $62 million to $68 million:
o
The provision for FFELP Loan losses increased $51 million from $0 to $51 million.
o
The provision for Private Education Loan losses decreased $45 million from $62 million to $17 million.

The FFELP Loan provision for loan losses of $51 million in the current period was primarily a result of the continued extension of the portfolio and the resulting increase in both the expected future defaults and the premium allocated to all expected future defaults.

The Private Education Loan provision for loan losses of $17 million in the current period included $29 million related to changes in the net charge-off rates on defaulted loans, $21 million in connection with loan originations, $23 million in connection with the resolution of certain private legacy loans in bankruptcy in the first quarter of 2023 and $7 million related to a reserve build, which was partially offset by a $63 million reduction in connection with the adoption of a new accounting standard (ASU 2022-02). The provision of $62 million in the year-ago period included $33 million related to changes in the net charge-off rates on defaulted loans and $31 million in connection with loan originations, partially offset by a $2 million reserve release.

We adopted ASU No. 2022-02, “Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures” on January 1, 2023. This new ASU eliminates the troubled debt restructurings (TDRs) recognition and measurement guidance. Prior to adopting this new guidance, as it relates to interest rate concessions granted as part of our Private Education Loan modification program, a discounted cash flow model was used to calculate the amount of interest forgiven for loans that were in the program and the present value of that interest rate concession was included as a part of the allowance for loan loss. This new guidance no longer allows the measurement and recognition of this element of our allowance for loan loss for new modifications that occur subsequent to January 1, 2023. As of December 31, 2022, the allowance for loan loss included $77 million related to this interest rate concession component of the allowance for loan loss. We elected to adopt this amendment using a prospective transition method which results in the $77 million releasing in 2023 and 2024 as the borrowers exit their current modification programs. $63 million of the $77 million was released in the period.

•
Asset recovery and business processing revenue decreased $24 million primarily as a result of the expected $79 million reduction in revenue from the wind-down of Business Processing pandemic-related contracts, which was partially offset by a $59 million increase in revenue from services for our traditional Business Processing clients. The remaining $4 million decrease was related to revenue earned in our Federal Education Loans segment and was a result of exiting that business line in fourth-quarter 2022.
•
Net gains on derivative and hedging activities decreased $117 million. The primary factors affecting the change were interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.
•
Operating expenses increased $13 million primarily as a result of recording a $45 million contingency loss (regulatory-related expense) related to recent developments in connection with CFPB matters (see "Note 9 – Commitments, Contingencies and Guarantees" for further discussion). The partially offsetting $32 million decrease was primarily related to a decline in overall servicing costs as well as exiting the Federal Education Loans segment’s asset recovery business line in the fourth quarter of 2022.
•
Restructuring expenses declined $2 million. Restructuring expenses in the current period were primarily due to severance costs in connection with the CEO transition. Restructuring expenses in the year-ago period were primarily due to costs for severance and facility lease terminations in connection with the Company’s decision to exit the FFELP asset recovery business, consolidate certain business lines and implement other efficiency initiatives.

We repurchased 13.9 million and 19.4 million shares of our common stock during the nine months ended September 30, 2023 and 2022, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 22 million common shares (or 15%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Interest income:
FFELP Loans	$778	$555	40%	$2,194	$1,298	69%
Cash and investments	19	9	111	56	12	367
Total interest income	797	564	41	2,250	1,310	72
Total interest expense	636	444	43	1,859	905	105
Net interest income	161	120	34	391	405	(3)
Less: provision for loan losses	36	—	100	51	—	100
Net interest income after provision for loan losses	125	120	4	340	405	(16)
Other income (loss):
Servicing revenue	12	21	(43)	39	51	(24)
Asset recovery and business processing revenue	—	1	(100)	—	4	(100)
Other revenue	3	6	(50)	10	24	(58)
Total other income	15	28	(46)	49	79	(38)
Direct operating expenses	17	25	(32)	55	79	(30)
Income before income tax expense	123	123	—	334	405	(18)
Income tax expense	29	29	—	78	95	(18)
Net income	$94	$94	—	$256	$310	(17)%

Comparison of Third-Quarter 2023 Results with Third-Quarter 2022

•
Net income was $94 million, unchanged from the year-ago quarter.
•
Net interest income increased $41 million primarily due to a $48 million benefit in the current period related to the decrease in the speed of loan premium amortization in connection with the continued extension of the FFELP loan portfolio. This was partially offset by the paydown of the loan portfolio.
•
Provision for loan losses increased $36 million. The $36 million of provision for loan losses in the current period primarily was a result of the continued extension of the portfolio and the resulting increase in both the expected future defaults and the premium allocated to all expected future defaults.
o
Net charge-offs were $16 million compared to $12 million.
o
Delinquencies greater than 90 days were $2.9 billion compared to $3.8 billion.
o
Forbearances were $6.2 billion compared to $7.4 billion.
•
Other income decreased $13 million primarily due to lower contract-exit transition services and the paydown of the loan portfolio.
•
Expenses were $8 million lower as a result of the paydown of the loan portfolio as well as lower contract-exit transition services discussed above.

Key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Segment net interest margin	1.52%	.94%	1.20%	1.03%
FFELP Loans:
FFELP Loan spread	1.63%	1.05%	1.31%	1.12%
Provision for loan losses	$36	$—	$51	$—
Net charge-offs	$16	$12	$53	$29
Net charge-off rate	.19%	.12%	.21%	.09%
Greater than 30-days delinquency rate	16.8%	18.6%	16.8%	18.6%
Greater than 90-days delinquency rate	9.2%	10.1%	9.2%	10.1%
Forbearance rate	16.4%	16.4%	16.4%	16.4%
Average FFELP Loans	$40,554	$48,443	$41,886	$50,398
Ending FFELP Loans, net	$39,581	$46,891	$39,581	$46,891

(Dollars in billions)
Total federal loans serviced	$46	$54	$46	$54

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
FFELP Loan yield	7.12%	4.16%	6.55%	3.00%
Floor Income	.49	.39	.45	.44
FFELP Loan net yield	7.61	4.55	7.00	3.44
FFELP Loan cost of funds	(5.98)	(3.50)	(5.69)	(2.32)
FFELP Loan spread	1.63	1.05	1.31	1.12
Other interest-earning asset spread impact	(.11)	(.11)	(.11)	(.09)
Net interest margin(1)	1.52%	.94%	1.20%	1.03%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
FFELP Loans	$40,554	$48,443	$41,886	$50,398
Other interest-earning assets	1,504	2,124	1,697	1,991
Total FFELP Loan interest-earning assets	$42,058	$50,567	$43,583	$52,389

The $48 million benefit in third-quarter 2023 related to the decrease in the speed of loan premium amortization in connection with the continued extension of the FFELP Loan portfolio contributed to 45 basis points and 15 basis points of the increase in net interest margin for the three and nine months ended September 30, 2023 versus the year-ago periods, respectively.

As of September 30, 2023, our FFELP Loan portfolio totaled $39.6 billion, comprised of $14.2 billion of FFELP Stafford Loans and $25.4 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of September 30, 2023 was 7 years and 8 years, respectively, assuming a Constant Prepayment Rate (CPR) of 7% and 5%, respectively.

As of December 31, 2022, our FFELP Loan portfolio totaled $43.5 billion, comprised of $15.7 billion of FFELP Stafford Loans and $27.8 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of December 31, 2022 was 7 years and 8 years, respectively, assuming a CPR of 8% and 5%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after September 30, 2023 and 2022, based on interest rates as of those dates.

(Dollars in billions)	September 30, 2023	September 30, 2022
Education loans eligible to earn Floor Income	$39.2	$46.5
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(18.6)	(21.9)
Less: economically hedged Floor Income	(5.4)	(12.5)
Education loans eligible to earn Floor Income after rebates and economically hedged	$15.2	$12.1
Education loans earning Floor Income	$.4	$.1

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period October 1, 2023 to December 31, 2027.

(Dollars in billions)	October 1, 2023 to December 31, 2023	2024	2025	2026	2027
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$4.7	$2.0	$1.0	$1.0	$.3

Servicing Revenue

Servicing revenue decreased $9 million primarily as a result of the paydown of the FFELP Loan portfolio.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue decreased $1 million as a result of exiting the FFELP asset recovery business in the fourth quarter of 2022.

Other Revenue

Other revenue decreased $3 million primarily related to lower contract-exit transition services.

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $8 million lower primarily as a result of the paydown of the loan portfolio as well as lower contract-exit transition services discussed above.

Federal Loan Forgiveness

On August 24, 2022, the Biden-Harris Administration announced its Student Debt Relief (SDR) Plan. The SDR Plan provided up to $20,000 in one-time debt relief to income-qualified recipients with ED held student loans and a repayment pause on ED held loans. Privately held FFELP Loans, like ours, were not eligible for debt forgiveness under the SDR Plan

Following publication of the SDR Plan, a number of states and private organizations initiated legal challenges to the SDR Plan in various courts throughout the country, which ultimately resulted in the implementation of the SDR Plan being disallowed. The Biden-Harris Administration and ED subsequently appealed both cases to the Supreme Court of the United States. On June 30, 2023, the Supreme Court ruled that ED was prohibited from implementing the SDR Plan, and student loan payments on ED held loans resumed in October 2023. While the current version of the SDR Plan has been invalidated, ED recently announced that it has begun a new rulemaking process to consider other ways to provide debt relief to borrowers, which could include borrowers with privately held FFELP Loans.

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

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Interest income:
Private Education Loans	$351	$309	14%	$1,036	$862	20%
Cash and investments	7	3	133	20	5	300
Interest income	358	312	15	1,056	867	22
Interest expense	208	159	31	610	421	45
Net interest income	150	153	(2)	446	446	—
Less: provision for loan losses	36	28	29	17	62	(73)
Net interest income after provision for loan losses	114	125	(9)	429	384	12
Other income (loss):
Servicing revenue	3	3	—	9	9	—
Other revenue	1	—	100	2	1	100
Total other income	4	3	33	11	10	10
Direct operating expenses	44	43	2	124	113	10
Income before income tax expense	74	85	(13)	316	281	12
Income tax expense	18	20	(10)	75	66	14
Net income	$56	$65	(14)%	$241	$215	12%

Comparison of Third-Quarter 2023 Results with Third-Quarter 2022

•
Originated $382 million of Private Education Loans compared to $447 million.
o
Refinance Loan originations were $178 million compared to $231 million. The decrease in originations is primarily the result of borrowers with fixed interest rate loans having less of an incentive to refinance in light of the significant increase in interest rates that occurred in 2022.
o
In-school loan originations were $204 million compared to $216 million.
•
Net income was $56 million compared to $65 million.
•
Net interest income decreased $3 million primarily due to the paydown of the loan portfolio, offset by an increase in the net interest margin primarily due to improved funding spreads.
•
Provision for loan losses increased $8 million. The provision for loan losses of $36 million in the current period included $29 million related to changes in the net charge-off rates on defaulted loans and $12 million in connection with loan originations, which was partially offset by a $5 million reserve release. The provision of $28 million in the year-ago period included $33 million related to changes in the net charge-off rates on defaulted loans and $13 million in connection with loan originations, which was partially offset by an $18 million reserve release.
o
Excluding the $25 million and $30 million, respectively, related to the change in the net charge-off rate on defaulted loans, net charge-offs were $73 million, down $26 million from $99 million.
o
Private Education Loan delinquencies greater than 90 days: $334 million, down $60 million from $394 million.
o
Private Education Loan forbearances: $344 million, down $27 million from $371 million.

Key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Segment net interest margin	3.17%	2.90%	3.09%	2.78%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.29%	3.03%	3.23%	2.93%
Provision for loan losses	$36	$28	$17	$62
Net charge-offs(1)	$73	$99	$209	$238
Net charge-off rate(1)	1.66%	2.01%	1.56%	1.59%
Greater than 30-days delinquency rate	4.7%	4.4%	4.7%	4.4%
Greater than 90-days delinquency rate	1.9%	2.0%	1.9%	2.0%
Forbearance rate	2.0%	1.9%	2.0%	1.9%
Average Private Education Loans	$18,165	$20,308	$18,710	$20,771
Ending Private Education Loans, net	$17,333	$19,151	$17,333	$19,151
Private Education Refinance Loans:
Net charge-offs	$8	$4	$23	$14
Greater than 90-day delinquency rate	.3%	.2%	.3%	.2%
Average balance of Private Education Refinance Loans	$9,091	$9,966	$9,300	$10,056
Ending balance of Private Education Refinance Loans	$8,897	$9,751	$8,897	$9,751
Private Education Refinance Loan originations	$178	$231	$456	$1,546

(1)
Excluding the $25 million and $30 million of charge-offs on the expected future recoveries of previously fully charged-off loans in third-quarters 2023 and 2022, respectively, that occurred as a result of changing the net charge-off rate on defaulted loans from 81.9% to 82.3% in third-quarter 2023 and from 81.7% to 81.9% in third-quarter 2022.

Net Interest Margin

The following table details the net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Private Education Loan yield	7.66%	6.04%	7.41%	5.55%
Private Education Loan cost of funds	(4.37)	(3.01)	(4.18)	(2.62)
Private Education Loan spread	3.29	3.03	3.23	2.93
Other interest-earning asset spread impact	(.12)	(.13)	(.14)	(.15)
Net interest margin(1)	3.17%	2.90%	3.09%	2.78%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Private Education Loans	$18,165	$20,308	$18,710	$20,771
Other interest-earning assets	565	580	603	659
Total Private Education Loan interest-earning assets	$18,730	$20,888	$19,313	$21,430

The increase in the net interest margin from the prior year is primarily a result of improved funding spreads.

As of September 30, 2023, our Private Education Loan portfolio totaled $17.3 billion, comprised of $8.9 billion of refinance loans and $8.4 billion of non-refinance loans. The weighted-average life of these portfolios as of September 30, 2023 was 4 years and 5 years, respectively, assuming a CPR of 10% and 10%, respectively.

As of December 31, 2022, our Private Education Loan portfolio totaled $18.7 billion, comprised of $9.5 billion of refinance loans and $9.2 billion of non-refinance loans. The weighted-average life of these portfolios as of December 31, 2022 was 4 years and 5 years, respectively, assuming a CPR of 15% and 10%, respectively.

Provision for Loan Losses

The provision for Private Education Loan losses increased $8 million. The provision for loan losses of $36 million in the current period included $29 million related to changes in the net charge-off rates on defaulted loans and $12 million in connection with loan originations, partially offset by a $5 million reserve release. The provision of $28 million in the year-ago quarter included $33 million related to changes in the net charge-off rates on defaulted loans and $13 million in connection with loan originations, partially offset by an $18 million reserve release.

Operating Expenses

Operating expenses for our consumer lending segment include costs to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses increased $1 million primarily as a result of marketing for the peak in-school loan origination season.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Business processing revenue	$85	$79	8%	$240	$260	(8)%
Direct operating expenses	73	67	9	215	216	—
Income before income tax expense	12	12	—	25	44	(43)
Income tax expense	3	3	—	6	11	(45)
Net income	$9	$9	—%	$19	$33	(42)%

Comparison of Third-Quarter 2023 Results with Third-Quarter 2022

•
Revenue was $85 million, $6 million higher due to a $21 million increase in revenue from services for our traditional Business Processing clients, which was partially offset by the expected $15 million reduction in revenue from the wind-down of pandemic-related contracts.
•
Net income was unchanged at $9 million.
•
EBITDA(1) was unchanged at $13 million.

Key performance metrics are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Revenue from government services	$57	$47	$149	$149
Revenue from healthcare services	28	32	91	111
Total fee revenue	$85	$79	$240	$260
EBITDA(1)	$13	$13	$27	$46
EBITDA margin(1)	15%	16%	11%	18%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Net interest loss after provision for loan losses	$(31)	$(26)	19%	$(84)	$(57)	47%
Other revenue (loss)	1	—	100	3	(3)	200
Expenses:
Unallocated shared services operating expenses:
Unallocated information technology costs	22	21	5	60	64	(6)
Unallocated corporate costs	77	38	103	147	116	27
Total unallocated shared services operating expenses	99	59	68	207	180	15
Restructuring/other reorganization expenses	4	21	(81)	23	25	(8)
Total expenses	103	80	29	230	205	12
Loss before income tax benefit	(133)	(106)	25	(311)	(265)	17
Income tax benefit	(31)	(25)	24	(73)	(63)	16
Net income (loss)	$(102)	$(81)	26%	$(238)	$(202)	18%

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

Unallocated Shared Services Operating Expenses

Unallocated shared services operating expenses are comprised of costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management and the board of directors. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. Expenses increased $40 million from the year-ago quarter primarily as a result of a $44 million increase in regulatory-related expenses. Regulatory-related expenses were $47 million and $3 million, respectively, in the third quarters of 2023 and 2022 with the current quarter including a $45 million contingency loss related to recent developments in connection to CFPB matters.

See “Note 9 – Commitments and Contingencies” for a discussion of legal and regulatory matters where it is reasonably possible that a loss contingency exists. The Company is unable to anticipate the timing of a resolution or the impact that certain matters may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with certain matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

Restructuring/Other Reorganization Expenses

During the third quarters of 2023 and 2022, the Company incurred $4 million and $21 million, respectively, of restructuring/other reorganization expenses in connection with an effort to reduce costs and improve operating efficiency. The year-ago period included $21 million of restructuring expenses primarily due to costs for severance and facility lease terminations in connection with the Company’s decision to exit the FFELP asset recovery business, consolidate certain business lines, and implement other efficiency initiatives.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of Our Education Loan Portfolio

Ending Education Loan Balances, net

	September 30, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$13	$—	$13	$66	$79
Grace, repayment and other(2)	14,390	25,398	39,788	17,892	57,680
Total	14,403	25,398	39,801	17,958	57,759
Allowance for loan losses	(159)	(61)	(220)	(625)	(845)
Total education loan portfolio	$14,244	$25,337	$39,581	$17,333	$56,914
% of total FFELP	36%	64%	100%
% of total	25%	45%	70%	30%	100%

	December 31, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$16	$—	$16	$54	$70
Grace, repayment and other(2)	15,834	27,897	43,731	19,471	63,202
Total	15,850	27,897	43,747	19,525	63,272
Allowance for loan losses	(159)	(63)	(222)	(800)	(1,022)
Total education loan portfolio	$15,691	$27,834	$43,525	$18,725	$62,250
% of total FFELP	36%	64%	100%
% of total	25%	45%	70%	30%	100%

	September 30, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$17	$—	$17	$31	$48
Grace, repayment and other(2)	16,851	30,256	47,107	19,972	67,079
Total	16,868	30,256	47,124	20,003	67,127
Allowance for loan losses	(165)	(68)	(233)	(852)	(1,085)
Total education loan portfolio	$16,703	$30,188	$46,891	$19,151	$66,042
% of total FFELP	36%	64%	100%
% of total	25%	46%	71%	29%	100%

(1)
Loans for customers still attending school and are not yet required to make payments on the loan.
(2)
Includes loans in deferment or forbearance.

Education Loan Activity

	Three Months Ended September 30, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$14,695	$26,156	$40,851	$17,732	$58,583
Acquisitions (originations and purchases)(1)	—	—	—	302	302
Capitalized interest and premium/discount amortization	175	153	328	50	378
Refinancings and consolidations to third parties	(169)	(399)	(568)	(58)	(626)
Repayments and other	(457)	(573)	(1,030)	(693)	(1,723)
Ending balance	$14,244	$25,337	$39,581	$17,333	$56,914

	Three Months Ended September 30, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$17,339	$31,875	$49,214	$19,668	$68,882
Acquisitions (originations and purchases)(1)	—	—	—	249	249
Capitalized interest and premium/discount amortization	166	187	353	55	408
Refinancings and consolidations to third parties	(477)	(1,251)	(1,728)	(62)	(1,790)
Repayments and other	(325)	(623)	(948)	(759)	(1,707)
Ending balance	$16,703	$30,188	$46,891	$19,151	$66,042

	Nine Months Ended September 30, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$15,691	$27,834	$43,525	$18,725	$62,250
Acquisitions (originations and purchases)(1)	—	—	—	741	741
Capitalized interest and premium/discount amortization	440	466	906	139	1,045
Refinancings and consolidations to third parties	(585)	(1,180)	(1,765)	(190)	(1,955)
Repayments and other	(1,302)	(1,783)	(3,085)	(2,082)	(5,167)
Ending balance	$14,244	$25,337	$39,581	$17,333	$56,914

	Nine Months Ended September 30, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$18,219	$34,422	$52,641	$20,171	$72,812
Acquisitions (originations and purchases)(1)	1	—	1	1,764	1,765
Capitalized interest and premium/discount amortization	491	555	1,046	163	1,209
Refinancings and consolidations to third parties	(996)	(2,698)	(3,694)	(394)	(4,088)
Repayments and other	(1,012)	(2,091)	(3,103)	(2,553)	(5,656)
Ending balance	$16,703	$30,188	$46,891	$19,151	$66,042

(1)
Includes the origination of $42 million and $57 million of Private Education Refinance Loans in the third quarters of 2023 and 2022, and $144 million and $353 million in the nine months ended September 30, 2023 and 2022, respectively, that refinanced FFELP and Private Education Loans that were on our balance sheet.

FFELP Loan Portfolio Performance

	September 30, 2023		December 31, 2022		September 30, 2022
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,636		$1,772		$1,983
Loans in forbearance(2)	6,248		7,603		7,410
Loans in repayment and percentage of each status:
Loans current	26,566	83.2%	29,004	84.4%	30,720	81.4%
Loans delinquent 31-60 days(3)	1,481	4.6	1,247	3.6	1,917	5.1
Loans delinquent 61-90 days(3)	949	3.0	833	2.4	1,291	3.4
Loans delinquent greater than 90 days(3)	2,921	9.2	3,288	9.6	3,803	10.1
Total FFELP Loans in repayment	31,917	100%	34,372	100%	37,731	100%
Total FFELP Loans	39,801		43,747		47,124
FFELP Loan allowance for losses	(220)		(222)		(233)
FFELP Loans, net	$39,581		$43,525		$46,891
Percentage of FFELP Loans in repayment		80.2%		78.6%		80.1%
Delinquencies as a percentage of FFELP Loans in repayment		16.8%		15.6%		18.6%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.4%		18.1%		16.4%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Portfolio Performance

	September 30, 2023		December 31, 2022		September 30, 2022
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$365		$354		$348
Loans in forbearance(2)	344		401		371
Loans in repayment and percentage of each status:
Loans current	16,435	95.3%	17,838	95.0%	18,426	95.6%
Loans delinquent 31-60 days(3)	304	1.8	335	1.8	305	1.6
Loans delinquent 61-90 days(3)	176	1.0	186	1.0	159	.8
Loans delinquent greater than 90 days(3)	334	1.9	411	2.2	394	2.0
Total Private Education Loans in repayment	17,249	100%	18,770	100%	19,284	100%
Total Private Education Loans	17,958		19,525		20,003
Private Education Loan allowance for losses	(625)		(800)		(852)
Private Education Loans, net	$17,333		$18,725		$19,151
Percentage of Private Education Loans in repayment		96.1%		96.1%		96.4%
Delinquencies as a percentage of Private Education Loans in repayment		4.7%		5.0%		4.4%
Loans in forbearance as a percentage of loans in repayment and forbearance		2.0%		2.1%		1.9%
Percentage of Private Education Loans with a cosigner(4)		33%		33%		33%

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
(4)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for all periods presented.

Allowance for Loan Losses

	Three Months Ended September 30,
	2023			2022
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Beginning balance	$200	$657	$857	$245	$921	$1,166
Total provision	36	36	72	—	28	28
Charge-offs:
Gross charge-offs	(16)	(85)	(101)	(12)	(118)	(130)
Expected future recoveries on current period gross charge-offs	—	12	12	—	19	19
Total(1)	(16)	(73)	(89)	(12)	(99)	(111)
Adjustment resulting from the change in charge-off rate(2)	—	(25)	(25)	—	(30)	(30)
Net charge-offs	(16)	(98)	(114)	(12)	(129)	(141)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	30	30	—	32	32
Allowance at end of period (GAAP)	220	625	845	233	852	1,085
Plus: expected future recoveries on previously fully charged-off loans(3)	—	232	232	—	280	280
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(4)	$220	$857	$1,077	$233	$1,132	$1,365
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(2)	.19%	1.66%		.12%	2.01%
Net adjustment resulting from the change in charge -off rate as a percentage of average loans in repayment (annualized)(2)	—%	.56%		—%	.60%
Net charge-offs as a percentage of average loans in repayment (annualized)	.19%	2.22%		.12%	2.61%
Allowance coverage of charge-offs (annualized)(4)	3.5	2.2	(Non-GAAP)	5.0	2.2	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(4)	.6%	4.8%	(Non-GAAP)	.5%	5.7%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(4)	.7%	5.0%	(Non-GAAP)	.6%	5.9%	(Non-GAAP)
Ending total loans	$39,801	$17,958		$47,124	$20,003
Average loans in repayment	$32,696	$17,470		$39,573	$19,628
Ending loans in repayment	$31,917	$17,249		$37,731	$19,284

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
(2)
In third-quarter 2022, the net charge-off rate on defaulted Private Education Loans increased from 81.7% to 81.9% and in third-quarter 2023, it increased from 81.9% to 82.3%. These changes resulted in a $25 million and $30 million reduction to the balance of the expected future recoveries on previously fully charged-off loans in third-quarter 2023 and 2022, respectively.
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

	Three Months Ended September 30,
(Dollars in millions)	2023	2022
Beginning of period expected future recoveries on previously fully charged-off loans	$262	$312
Expected future recoveries of current period defaults	12	19
Recoveries (cash collected)	(11)	(14)
Charge-offs (as a result of lower recovery expectations)	(31)	(37)
End of period expected future recoveries on previously fully charged-off loans	$232	$280
Change in balance during period	$(30)	$(32)
(4)
The allowance used for these metrics excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in the portfolio.

	Nine Months Ended September 30,
	2023			2022
(Dollars in millions)	FFELP Loans	Private Education Loans	Total	FFELP Loans	Private Education Loans	Total
Beginning balance	$222	$800	$1,022	$262	$1,009	$1,271
Total provision	51	17	68	—	62	62
Charge-offs:
Gross charge-offs	(53)	(245)	(298)	(29)	(281)	(310)
Expected future recoveries on current period gross charge-offs	—	36	36	—	43	43
Total(1)	(53)	(209)	(262)	(29)	(238)	(267)
Adjustment resulting from the change in charge-off rate(2)	—	(25)	(25)	—	(30)	(30)
Net charge-offs	(53)	(234)	(287)	(29)	(268)	(297)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	42	42	—	49	49
Allowance at end of period (GAAP)	220	625	845	233	852	1,085
Plus: expected future recoveries on previously fully charged-off loans(3)	—	232	232	—	280	280
Allowance at end of period excluding expected future recoveries on previously fully charged -off loans (Non-GAAP Financial Measure)(4)	$220	$857	$1,077	$233	$1,132	$1,365
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in the charge-off rate (annualized)(2)	.21%	1.56%		.09%	1.59%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment (annualized)(2)	—%	.18%		—%	.20%
Net charge-offs as a percentage of average loans in repayment (annualized)	.21%	1.74%		.09%	1.79%
Allowance coverage of charge-offs (annualized)(4)	3.1	2.7	(Non-GAAP)	6.1	3.2	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(4)	.6%	4.8%	(Non-GAAP)	.5%	5.7%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(4)	.7%	5.0%	(Non-GAAP)	.6%	5.9%	(Non-GAAP)
Ending total loans	$39,801	$17,958		$47,124	$20,003
Average loans in repayment	$33,591	$18,000		$41,793	$20,056
Ending loans in repayment	$31,917	$17,249		$37,731	$19,284

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
(2)
In third-quarter 2022, the net charge-off rate on defaulted Private Education Loans increased from 81.7% to 81.9% and in third-quarter 2023, it increased from 81.9% to 82.3%. These changes resulted in a $25 million and $30 million reduction to the balance of the expected future recoveries on previously fully charged-off loans in third-quarter 2023 and 2022, respectively.
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

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Beginning of period expected future recoveries on previously fully charged-off loans	$274	$329
Expected future recoveries of current period defaults	36	43
Recoveries (cash collected)	(35)	(43)
Charge-offs (as a result of lower recovery expectations)	(43)	(49)
End of period expected future recoveries on previously fully charged-off loans	$232	$280
Change in balance during period	$(42)	$(49)

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

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $6.2 billion at September 30, 2023. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

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

We originate Private Education Loans (a portion of which is obtained through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Loan originations and purchases are part of our ongoing liquidity needs. We purchased 4.2 million shares of common stock for $75 million in the third quarter of 2023 and have $360 million of unused share repurchase authority as of September 30, 2023.

Sources of Primary Liquidity

(Dollars in millions)	September 30, 2023	December 31, 2022	September 30, 2022
Ending Balances:
Total unrestricted cash and liquid investments	$977	$1,535	$1,364
Unencumbered FFELP Loans	88	68	151
Unencumbered Private Education Refinance Loans	49	55	270
Total	$1,114	$1,658	$1,785

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2023	December 31, 2022	September 30, 2022	September 30, 2023	September 30, 2022
Average Balances:
Total unrestricted cash and liquid investments	$1,141	$1,517	$1,363	$977	$1,037
Unencumbered FFELP Loans	85	153	123	88	172
Unencumbered Private Education Refinance Loans	118	300	165	95	213
Total	$1,344	$1,970	$1,651	$1,160	$1,422

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

(Dollars in millions)	September 30, 2023	December 31, 2022	September 30, 2022
Ending Balances:
FFELP Loan ABCP facilities	$28	$101	$200
Private Education Loan ABCP facilities	1,697	1,248	2,203
Total	$1,725	$1,349	$2,403

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2023	December 31, 2022	September 30, 2022	September 30, 2023	September 30, 2022
Average Balances:
FFELP Loan ABCP facilities	$35	$193	$190	$70	$404
Private Education Loan ABCP facilities	1,966	1,556	2,186	1,777	2,147
Total	$2,001	$1,749	$2,376	$1,847	$2,551

At September 30, 2023, we had a total of $3.1 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $1.2 billion principal of our unencumbered tangible assets of which $1.1 billion and $88 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of September 30, 2023, we had $5.5 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). Our secured financing facilities include Private Education Loan ABS Repurchase Facilities, which had $0.5 billion outstanding as of September 30, 2023. These repurchase facilities are collateralized by the net assets in previously issued Private Education Loan ABS trusts and have had a cost of funds lower than that of a new unsecured debt issuance.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	September 30, 2023	December 31, 2022
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$3.5	3.7
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	2.0	1.5
Tangible unencumbered assets(1)	3.1	4.1
Senior unsecured debt	(6.2)	(7.0)
Mark-to-market on unsecured hedged debt(2)	.3	.3
Other liabilities, net	(.5)	(.3)
Total Tangible Equity (3)	$2.2	$2.3

(1)
Excludes goodwill and acquired intangible assets.
(2)
At September 30, 2023 and December 31, 2022, there were $(351) million and $(285) million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).
(3)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Borrowings

Ending Balances

	September 30, 2023			December 31, 2022
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$856	$5,355	$6,211	$1,301	$5,711	$7,012
Total unsecured borrowings	856	5,355	6,211	1,301	5,711	7,012
Secured borrowings:
FFELP Loan securitizations	62	36,961	37,023	76	42,675	42,751
Private Education Loan securitizations	498	11,766	12,264	725	12,744	13,469
FFELP Loan ABCP facilities	1,510	456	1,966	923	386	1,309
Private Education Loan ABCP facilities	1,702	859	2,561	2,734	—	2,734
Other	44	40	84	121	—	121
Total secured borrowings	3,816	50,082	53,898	4,579	55,805	60,384
Core Earnings basis borrowings(1)	4,672	55,437	60,109	5,880	61,516	67,396
Adjustment for GAAP accounting treatment	(10)	(530)	(540)	(10)	(490)	(500)
GAAP basis borrowings	$4,662	$54,907	$59,569	$5,870	$61,026	$66,896

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$6,490	9.02%	$7,007	6.08%	$6,367	8.62%	$7,010	5.07%
Total unsecured borrowings	6,490	9.02	7,007	6.08	6,367	8.62	7,010	5.07
Secured borrowings:
FFELP Loan securitizations	37,728	5.85	46,615	3.37	39,399	5.56	48,623	2.16
Private Education Loan securitizations	12,601	3.50	14,298	2.70	12,934	3.40	14,401	2.47
FFELP Loan ABCP facilities	1,983	6.56	1,222	3.43	1,707	6.27	899	2.58
Private Education Loan ABCP facilities	2,318	7.27	2,460	3.90	2,526	6.74	2,543	2.73
Other	113	(.37)	142	2.68	109	3.32	189	1.29
Total secured borrowings	54,743	5.39	64,737	3.24	56,675	5.14	66,655	2.26
Core Earnings basis borrowings(1)	61,233	5.77	71,744	3.52	63,042	5.49	73,665	2.52
Adjustment for GAAP accounting treatment	—	(.07)	—	.02	—	.10	—	(.16)
GAAP basis borrowings	$61,233	5.70%	$71,744	3.54%	$63,042	5.59%	$73,665	2.36%

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

	Three Months Ended September 30, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$1,129					$778	$351	$—	$—
Cash and investments	41					19	7	—	15
Total interest income	1,170					797	358	—	15
Total interest expense	879					636	208	—	46
Net interest income (loss)	291	$7	$(18)	$(11)	$280	161	150	—	(31)
Less: provisions for loan losses	72				72	36	36	—	—
Net interest income (loss) after provisions for loan losses	219					125	114	—	(31)
Other income (loss):
Servicing revenue	15					12	3	—	—
Asset recovery and business processing revenue	85					—	—	85	—
Other revenue	31					3	1	—	1
Total other income (loss)	131	(7)	(19)	(26)	105	15	4	85	1
Expenses:
Direct operating expenses	134					17	44	73	—
Unallocated shared services expenses	99					—	—	—	99
Operating expenses	233	—	—	—	233	17	44	73	99
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	4	—	—	—	4	—	—	—	4
Total expenses	240	—	(3)	(3)	237	17	44	73	103
Income (loss) before income tax expense (benefit)	110	—	(34)	(34)	76	123	74	12	(133)
Income tax expense (benefit)(2)	31	—	(12)	(12)	19	29	18	3	(31)
Net income (loss)	$79	$—	$(22)	$(22)	$57	$94	$56	$9	$(102)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(11)	$—	$(11)
Total other income (loss)	(26)	—	(26)
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$(37)	$3	(34)
Income tax expense (benefit)			(12)
Net income (loss)			$(22)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended September 30, 2022
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$862					$555	$309	$—	$—
Cash and investments	19					9	3	—	7
Total interest income	881					564	312	—	7
Total interest expense	641					444	159	—	33
Net interest income (loss)	240	$(1)	$8	$7	$247	120	153	—	(26)
Less: provisions for loan losses	28				28	—	28	—	—
Net interest income (loss) after provisions for loan losses	212					120	125	—	(26)
Other income (loss):
Servicing revenue	24					21	3	—	—
Asset recovery and business processing revenue	80					1	—	79	—
Other revenue	46					6	—	—	—
Total other income (loss)	150	1	(41)	(40)	110	28	3	79	—
Expenses:
Direct operating expenses	135					25	43	67	—
Unallocated shared services expenses	59					—	—	—	59
Operating expenses	194	—	—	—	194	25	43	67	59
Goodwill and acquired intangible asset impairment and amortization	10	—	(10)	(10)	—	—	—	—	—
Restructuring/other reorganization expenses	21	—	—	—	21	—	—	—	21
Total expenses	225	—	(10)	(10)	215	25	43	67	80
Income (loss) before income tax expense (benefit)	137	—	(23)	(23)	114	123	85	12	(106)
Income tax expense (benefit)(2)	32	—	(5)	(5)	27	29	20	3	(25)
Net income (loss)	$105	$—	$(18)	$(18)	$87	$94	$65	$9	$(81)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$7	$—	$7
Total other income (loss)	(40)	—	(40)
Goodwill and acquired intangible asset impairment and amortization	—	(10)	(10)
Total Core Earnings adjustments to GAAP	$(33)	$10	(23)
Income tax expense (benefit)			(5)
Net income (loss)			$(18)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$3,227					$2,194	$1,036	$—	$—
Cash and investments	111					56	20	—	35
Total interest income	3,338					2,250	1,056	—	35
Total interest expense	2,636					1,859	610	—	119
Net interest income (loss)	702	$24	$27	$51	$753	391	446	—	(84)
Less: provisions for loan losses	68				68	51	17	—	—
Net interest income (loss) after provisions for loan losses	634					340	429	—	(84)
Other income (loss):
Servicing revenue	48					39	9	—	—
Asset recovery and business processing revenue	240					—	—	240	—
Other revenue	59					10	2	—	3
Total other income (loss)	347	(24)	(20)	(44)	303	49	11	240	3
Expenses:
Direct operating expenses	394					55	124	215	—
Unallocated shared services expenses	207					—	—	—	207
Operating expenses	601	—	—	—	601	55	124	215	207
Goodwill and acquired intangible asset impairment and amortization	8	—	(8)	(8)	—	—	—	—	—
Restructuring/other reorganization expenses	23	—	—	—	23	—	—	—	23
Total expenses	632	—	(8)	(8)	624	55	124	215	230
Income (loss) before income tax expense (benefit)	349	—	15	15	364	334	316	25	(311)
Income tax expense (benefit)(2)	93	—	(7)	(7)	86	78	75	6	(73)
Net income (loss)	$256	$—	$22	$22	$278	$256	$241	$19	$(238)

(1)
Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$51	$—	$51
Total other income (loss)	(44)	—	(44)
Goodwill and acquired intangible asset impairment and amortization	—	(8)	(8)
Total Core Earnings adjustments to GAAP	$7	$8	15
Income tax expense (benefit)			(7)
Net income (loss)			$22

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2022
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$2,174					$1,298	$862	$—	$—
Cash and investments	25					12	5	—	8
Total interest income	2,199					1,310	867	—	8
Total interest expense	1,301					905	421	—	65
Net interest income (loss)	898	$(20)	$(84)	$(104)	$794	405	446	—	(57)
Less: provisions for loan losses	62				62	—	62	—	—
Net interest income (loss) after provisions for loan losses	836					405	384	—	(57)
Other income (loss):
Servicing revenue	60					51	9	—	—
Asset recovery and business processing revenue	264					4	—	260	—
Other revenue	183					24	1	—	(3)
Total other income (loss)	507	20	(181)	(161)	346	79	10	260	(3)
Expenses:
Direct operating expenses	408					79	113	216	—
Unallocated shared services expenses	180					—	—	—	180
Operating expenses	588	—	—	—	588	79	113	216	180
Goodwill and acquired intangible asset impairment and amortization	17	—	(17)	(17)	—	—	—	—	—
Restructuring/other reorganization expenses	25	—	—	—	25	—	—	—	25
Total expenses	630	—	(17)	(17)	613	79	113	216	205
Income (loss) before income tax expense (benefit)	713	—	(248)	(248)	465	405	281	44	(265)
Income tax expense (benefit)(2)	173	—	(64)	(64)	109	95	66	11	(63)
Net income (loss)	$540	$—	$(184)	$(184)	$356	$310	$215	$33	$(202)

(1)
Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(104)	$—	$(104)
Total other income (loss)	(161)	—	(161)
Goodwill and acquired intangible asset impairment and amortization	—	(17)	(17)
Total Core Earnings adjustments to GAAP	$(265)	$17	(248)
Income tax expense (benefit)			(64)
Net income (loss)			$(184)
(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between GAAP and Core Earnings net income and details each specific adjustment required to reconcile our GAAP earnings to our Core Earnings segment presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
GAAP net income	$79	$105	$256	$540
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	(37)	(33)	7	(265)
Net impact of goodwill and acquired intangible assets	3	10	8	17
Net income tax effect	12	5	7	64
Total Core Earnings adjustments to GAAP	(22)	(18)	22	(184)
Core Earnings net income	$57	$87	$278	$356

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

The accounting for derivatives requires that changes in the fair value of derivative instruments be recognized currently in earnings, with no fair value adjustment of the hedged item, unless specific hedge accounting criteria are met. The gains and losses recorded in “Gains (losses) on derivative and hedging activities, net” and interest expense (for qualifying fair value hedges) are primarily caused by interest rate and foreign currency exchange rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate and foreign currency risk management strategy. However, some of our derivatives, primarily Floor Income Contracts, basis swaps and at times, certain other LIBOR swaps do not qualify for hedge accounting treatment and the stand-alone derivative is adjusted to fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item. See our 2022 10-K for further discussion.

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Core Earnings derivative adjustments:
(Gains) losses on derivative and hedging activities, net, included in other income	$(26)	$(40)	$(44)	$(161)
Plus: (Gains) losses on fair value hedging activity included in interest expense	(19)	6	23	(85)
Total (gains) losses in GAAP net income	(45)	(34)	(21)	(246)
Plus: Reclassification of settlement income (expense) on derivative and hedging activities, net(1)	7	(1)	24	(20)
Mark-to-market (gains) losses on derivative and hedging activities, net(2)	(38)	(35)	3	(266)
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	—	2	3	9
Other derivative accounting adjustments(3)	1	—	1	(8)
Total net impact of derivative accounting	$(37)	$(33)	$7	$(265)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$—	$—	$—	$(23)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	7	(1)	24	3
Total reclassifications of settlement income (expense) on derivative and hedging activities	$7	$(1)	$24	$(20)

(2)
“Mark-to-market (gains) losses on derivative and hedging activities, net” is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Fair value hedges	$(3)	$(17)	$13	$(51)
Foreign currency hedges	(16)	23	10	(34)
Floor Income Contracts	—	—	—	(65)
Basis swaps	—	3	—	6
Other	(19)	(44)	(20)	(122)
Total mark-to-market (gains) losses on derivative and hedging activities, net	$(38)	$(35)	$3	$(266)

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of September 30, 2023, derivative accounting has increased GAAP equity by approximately $73 million as a result of cumulative net mark-to-market gains (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Beginning impact of derivative accounting on GAAP equity	$67	$39	$122	$(299)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	6	79	(49)	417
Ending impact of derivative accounting on GAAP equity	$73	$118	$73	$118

(1)
Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Total pre-tax net impact of derivative accounting recognized in net income(2)	$37	$33	$(7)	$265
Tax and other impacts of derivative accounting adjustments	(9)	(8)	2	(65)
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	(22)	54	(44)	217
Net impact of net mark-to-market gains (losses) under derivative accounting	$6	$79	$(49)	$417

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

(Dollars in millions)	September 30, 2023	September 30, 2022
Total hedged Floor Income, net of tax(1)(2)	$115	$224

(1)
$151 million and $293 million on a pre-tax basis as of September 30, 2023 and September 30, 2022, respectively.
(2)
Of the $115 million as of September 30, 2023, approximately $21 million, $38 million, $21 million and $18 million will be recognized as part of Core Earnings net income in the remainder of 2023, 2024, 2025 and 2026, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Core Earnings goodwill and acquired intangible asset adjustments	$3	$10	$8	$17

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

(Dollars in millions)	September 30, 2023	September 30, 2022
Navient Corporation's stockholders' equity	$2,898	$2,973
Less: Goodwill and acquired intangible assets	697	708
Tangible Equity	2,201	2,265
Less: Equity held for FFELP Loans	198	234
Adjusted Tangible Equity	$2,003	$2,031
Divided by:
Total assets	$63,414	$73,625
Less:
Goodwill and acquired intangible assets	697	708
FFELP Loans	39,581	46,891
Adjusted tangible assets	$23,136	$26,026
Adjusted Tangible Equity Ratio	8.7%	7.8%

3. Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses. EBITDA for the Business Processing segment is calculated as:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Pre-tax income	$12	$12	$25	$44
Plus:
Depreciation and amortization expense(1)	1	1	2	2
EBITDA	$13	$13	$27	$46
Divided by:
Total revenue	$85	$79	$240	$260
EBITDA margin	15%	16%	11%	18%

(1)
There is no interest expense in this segment.

4. Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off

Loans

The allowance for loan losses on the Private Education Loan portfolio used for the three credit metrics below excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in connection with the loans on balance sheet that have not charged off. That is, as of September 30, 2023, the $857 million Private Education Loan allowance for loan losses excluding expected future recoveries on previously fully charged-off loans represents the current expected credit losses that remain in connection with the $17,333 million Private Education Loan portfolio. The $232 million of expected future recoveries on previously fully charged-off loans, which is collected over an average 15-year period, mechanically is a reduction to the overall allowance for loan losses. However, it is not related to the $17,333 million Private Education Loan portfolio on our balance sheet and, as a result, management excludes this impact to the allowance to better evaluate and assess our overall credit loss coverage on the Private Education Loan portfolio. We believe this provides a more meaningful and holistic view of the available credit loss coverage on our non-charged-off Private Education Loan portfolio. We believe this information is useful to our investors, lenders and rating agencies.

Allowance for Loan Losses Metrics – Private Education Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Allowance at end of period (GAAP)	$625	$852	$625	$852
Plus: expected future recoveries on previously fully charged-off loans	232	280	232	280
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)	$857	$1,132	$857	$1,132
Ending total loans	$17,958	$20,003	$17,958	$20,003
Ending loans in repayment	$17,249	$19,284	$17,249	$19,284
Net charge-offs	$98	$129	$234	$268

Allowance coverage of charge-offs (annualized):
GAAP	1.6	1.7	2.0	2.4
Adjustment(1)	.6	.5	.7	.8
Non-GAAP Financial Measure(1)	2.2	2.2	2.7	3.2

Allowance as a percentage of the ending total loan balance:
GAAP	3.5%	4.3%	3.5%	4.3%
Adjustment(1)	1.3	1.4	1.3	1.4
Non-GAAP Financial Measure(1)	4.8%	5.7%	4.8%	5.7%

Allowance as a percentage of the ending loans in repayment:
GAAP	3.6%	4.4%	3.6%	4.4%
Adjustment(1)	1.4	1.5	1.4	1.5
Non-GAAP Financial Measure(1)	5.0%	5.9%	5.0%	5.9%

(1)
The allowance used for these credit metrics excludes the expected future recoveries on previously fully charged-off loans. See discussion above.

Legal Proceedings

For a discussion of legal matters as of September 30, 2023, please refer to “Note 9 – Commitments and Contingencies” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

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

We worked to align with the ARRC’s recommended best practices for completing the transition from LIBOR. All our new variable rate Private Education Loans issued since December 2021 are indexed to SOFR. Also, as of December 31, 2021, we ceased entering into any other new contracts that are indexed to LIBOR and, where practicable, have engaged with counterparties to modify certain existing contracts to transition the existing reference rate from LIBOR to SOFR. With respect to our legacy variable rate Private Education Loans and other financial contracts that reference USD LIBOR and contain fallback provisions that clearly specify a method for the transition from LIBOR, we successfully transitioned such loans using such existing fallbacks. We engaged with our IT vendors and impacted internal work groups to prepare and update our systems, procedures and processes to transition LIBOR-indexed contracts to SOFR. With respect to our financial instruments that do not include fallback provisions that clearly specify a method for the transition from LIBOR to an alternative benchmark rate, where practicable and commercially reasonable, we made efforts to engage with customers, counterparties and investors to modify such instruments. Due to stringent noteholder consent requirements, it was not practicable to modify certain financial instruments like certain of our ABS. Further, the SAP formula for our FFELP Loans, which is indexed to one-month LIBOR, was not able to be modified without legislative action. Thus, in such instances, we needed to rely on federal legislation to transition to SOFR.

On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act) was signed into law. The LIBOR Act provides that for contracts that contain no fallback provision or contain fallback provisions that do not identify a specific USD LIBOR benchmark replacement (including the SAP formula for FFELP Loans), a benchmark replacement based on SOFR, as recommended by the Federal Reserve Bank of New York, will automatically replace the USD LIBOR benchmark in the contract after June 30, 2023. On December 16, 2022, the Federal Reserve Bank of New York adopted a final rule that implements the LIBOR Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. Following the enactment and implementation of the LIBOR Act, all of our financial instruments which were indexed to USD LIBOR as of June 30, 2023 have transitioned, or will transition, to SOFR after June 30, 2023. Specifically, after June 30, 2023, the SAP formula for FFELP Loans transitioned to 30-day Average SOFR and our LIBOR-indexed FFELP ABS contracts that are subject to the LIBOR Act transitioned to 30-day or 90-day Average SOFR. Our LIBOR-indexed Private Education Loan ABS contracts that are subject to the LIBOR Act transitioned to 1-month or 3-month Term SOFR. Similarly, our LIBOR-indexed Private Education Loans transitioned to 1-month or 3-month Term SOFR. Our LIBOR-indexed derivatives transitioned to the Fallback Rate (SOFR) as defined in the ISDA 2020 IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association, Inc. on October 23, 2020.

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

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at September 30, 2023 and 2022, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of September 30, 2023		As of September 30, 2022
	Impact on Annual Earnings If:		Impact on Annual Earnings If:
	Interest Rates		Interest Rates
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities	$30	$9	$53	$(38)
Mark-to-market gains (losses) on derivative and hedging activities	36	(33)	22	(22)
Increase (decrease) in income before taxes	$66	$(24)	$75	$(60)
Increase (decrease) in net income after taxes	$51	$(18)	$58	$(46)
Increase (decrease) in diluted earnings per common share	$.43	$(.16)	$.42	$(.34)

	At September 30, 2023
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$54,598	$(63)	—%	$101	—%
Other earning assets	2,950	—	—	—	—
Other assets	3,550	45	1	(5)	—
Total assets gain/(loss)	$61,098	$(18)	—%	$96	—%
Liabilities
Interest-bearing liabilities	$57,240	$(241)	—%	$260	—%
Other liabilities	947	158	17	(129)	(14)
Total liabilities (gain)/loss	$58,187	$(83)	—%	$131	—%

	At December 31, 2022
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$59,306	$(81)	—%	$120	—%
Other earning assets	4,974	—	—	—	—
Other assets	3,571	36	1	(29)	(1)
Total assets gain/(loss)	$67,851	$(45)	—%	$91	—%
Liabilities
Interest-bearing liabilities	$63,531	$(250)	—%	$272	—%
Other liabilities	922	125	14	(134)	(15)
Total liabilities (gain)/loss	$64,453	$(125)	—%	$138	—%

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

In addition to interest rate risk addressed in the preceding tables, we are also exposed to risks related to foreign currency exchange rates. Foreign currency exchange risk is primarily the result of foreign currency denominated debt issued by us. When we issue foreign denominated corporate unsecured and securitization debt, our policy is to use cross currency interest rate swaps to swap all foreign currency denominated debt payments (fixed and floating) to USD SOFR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest-bearing liabilities would be affected by a change in exchange rates; however, the change would be materially offset by the cross-currency interest rate swaps in other assets or other liabilities. In certain economic environments, volatility in the spread between spot and forward foreign exchange rates has resulted in mark-to-market impacts to current period earnings which have not been factored into the above analysis. The earnings impact is noncash, and at maturity of the instruments the cumulative mark-to-market impact will be zero. Navient has not issued foreign currency denominated debt since 2008.

Asset and Liability Funding Gap

The table below presents our assets and liabilities (funding) arranged by underlying indices as of September 30, 2023. Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we present the asset and liability funding gap on a Core Earnings basis. The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding	Funding Gap
3 month Treasury bill	weekly	$2.1	$—	$2.1
3 month Treasury bill	annual	.1	—	.1
Prime	annual	.1	—	.1
Prime	quarterly	1.1	—	1.1
Prime	monthly	3.6	—	3.6
3 month Term SOFR	quarterly	.5	1.4	(.9)
3 month Term SOFR (1)	monthly	—	.5	(.5)
1 month Term SOFR	monthly	2.2	1.2	1.0
Overnight SOFR(2)	daily	37.2	35.6	1.6
Non Discrete reset (1)	monthly	—	5.0	(5.0)
Non Discrete reset (3)	daily/weekly	2.9	—	2.9
Fixed Rate (4)		13.8	19.9	(6.1)
Total		$63.6	$63.6	$—

(1)
Funding includes Loan Repurchase facilities, auction rate ABS and ABCP facilities.
(2)
The assets are indexed to 30-day average overnight SOFR. A portion of the funding uses the daily average of overnight SOFR from a period preceding the accrual period of the asset ("lookback debt"). Funding includes $17.5 billion of 30-day average SOFR lookback debt and $14.3 billion of 90-day average SOFR lookback debt.
(3)
Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)
Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders' equity.

We use interest rate swaps and other derivatives to achieve our risk management objectives. Our asset liability management strategy is to match assets with debt (in combination with derivatives) that have the same underlying index and reset frequency or, when economical, have interest rate characteristics that we believe are highly correlated. Interest earned on our FFELP Loans is primarily indexed to 30-day average overnight SOFR reset daily and our cost of funds is primarily indexed to overnight SOFR but resetting at different times than the asset. A source of variability in FFELP net interest income could also be Floor Income we earn on certain FFELP Loans. Pursuant to the terms of the FFELP, certain FFELP Loans can earn interest at the stated fixed rate of interest as underlying debt interest rate expense remains variable. We refer to this additional spread income as “Floor Income.” Floor Income can be volatile since it is dependent on interest rate levels. We frequently hedge this volatility to lock in the value of the Floor Income over the term of the contract. Interest earned on our Private Education Refinance Loans is generally fixed rate with the related cost of funds generally fixed rate as well. Interest earned on the remaining Private Education Loans is generally indexed to either one-month Prime or term SOFR rates and our cost of funds is primarily indexed to one-month or three-month term SOFR. The use of funding with index types and reset frequencies that are different from our assets exposes us to interest rate risk in the form of basis and repricing risk. This could result in our cost of funds not moving in the same direction or with the same magnitude as the yield on our assets. While we believe this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions (which have occurred in prior years) can lead to a temporary divergence between indices resulting in a negative impact to our earnings. See previous discussion at "Quantitative and Qualitative Disclosures about Market Risk – LIBOR Transition" regarding the transition of the LIBOR indexed instruments to SOFR that occurred after June 30, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As previously announced on December 13, 2021, our Board approved a new share repurchase program (“Share Repurchase Plan”) authorizing the purchase of up to $1 billion of the Company’s outstanding common stock, which Share Repurchase Plan began upon the completion of the prior program. Our Share Repurchase Plan does not have an expiration date. As of September 30, 2023, $360 million remains in share repurchase authorization under the Share Repurchase Plan. The Company has no other share repurchase plans outstanding, nor did any share repurchase plans expire during the quarter ended September 30, 2023.

The Company adopted its Share Repurchase Plan with the goal of returning excess capital to shareholders in accordance with our capital allocation policy. The Share Repurchase Plan permits the exercise of the plan through open-market repurchases, private transactions, accelerated stock repurchases and other similar transactions. Given the goal is to return excess capital to shareholders, the Company does not attempt to “time the market”. Rather, it purchases shares through open-market repurchases on a nearly daily basis where the amount of shares purchased on any given day is established primarily on the desired amount of quarterly purchases.

The Company also routinely enters into “Rule 10b5-1 trading arrangements” prior to the end of each quarter, which trading arrangements provide for the purchase of the Company’s common stock during such period. Typically, this period runs approximately one month and ends a pre-determined number of days after the Company announces its quarterly results. Each Rule 10b5-1 trading arrangement is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1. The Company only enters into one Rule 10b5-1 trading arrangement during any quarter and the only share repurchases effectuated during the blackout period are pursuant to such Rule 10b5-1 trading arrangement. Each Rule 10b5-1 trading arrangement sets forth pre-established terms, including the amount, price and purchase period, and the Company has no further discretion over such purchases.

On September 14, 2023, the Company entered into a “Rule 10b5-1 trading arrangement” which provides for the purchase of up to $37.6 million aggregate value of shares of the Company’s common stock, pursuant to the terms of the plan. The plan terminates no later than October 27, 2023, subject to early termination for certain specified events set forth in the plan. As of September 30, 2023, the Company has purchased 685,451 shares pursuant to this trading plan; see Exhibit 26, “Issuer Purchases of Equity Securities,” filed with this Form 10-Q for more information regarding purchases made under the Rule 10b5-1 trading arrangement.

The Company’s officers and directors are required to comply with the Company’s securities trading policy at all times, including during a repurchase program. The securities trading policy, among other things, prohibits trading in the Company’s securities when in possession of material non-public information and restricts the ability of certain officers or director from transacting in the Company’s securities during specific blackout periods, subject to certain limited exceptions, including transactions pursuant to a Rule 10b5-1 trading plan that complies with the conditions of Securities Exchange Act Rule 10b5-1. For more information about Rule 10b5-1 trading plans that have been adopted by our officers and directors during the third quarter of 2023, see “Other Information – Director and Officer Trading Arrangements,” below.

Company Rule 10b5-1 Trading Arrangements

See “Purchases of Equity Securities by the Issuer and Affiliated Purchasers,” above, for information on Rule 10b5-1 trading arrangements entered into by the Company during the quarter ended September 30, 2023.

Other Information

Director and Officer Trading Arrangements

During the quarter ended September 30, 2023, none of the Company’s directors or officers who are subject to the filing requirements of Section 16 of the Securities Exchange Act adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name (Title)	Adoption/ Termination Date	Type of Trading Arrangement	Duration of Trading Arrangement(1)	Aggregate Number of Shares to be Purchased or Sold
Mark Heleen (Executive Vice President and Chief Legal Officer)	Adopted August 9, 2023	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).	August 9, 2023 – May 15, 2024 (subject to early termination for certain specified events set forth in the plan)	Sale of up to 30,000 shares
John Kane (Executive Vice President and Group President, Business Processing Solutions)	Adopted August 23, 2023	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c).	August 23, 2023 – November 21, 2024 (subject to early termination for certain specified events set forth in the plan)	Sale of up to 150,132 shares

(1)
Trading arrangements may expire on an earlier date upon the completion of all trades under the applicable trading arrangement (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the applicable trading arrangement.

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2023. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Exhibits

26*	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

Financial Statements

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
FFELP Loans (net of allowance for losses of $220 and $222, respectively)	$39,581	$43,525
Private Education Loans (net of allowance for losses of $625 and $800, respectively)	17,333	18,725
Investments	149	167
Cash and cash equivalents	977	1,535
Restricted cash and cash equivalents	1,824	3,272
Goodwill and acquired intangible assets, net	697	705
Other assets	2,853	2,866
Total assets	$63,414	$70,795
Liabilities
Short-term borrowings	$4,662	$5,870
Long-term borrowings	54,907	61,026
Other liabilities	947	922
Total liabilities	60,516	67,818
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized at December 31, 2021; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share, 1.125 billion shares authorized: 464 million and 461 million shares issued, respectively	4	4
Additional paid-in capital	3,349	3,313
Accumulated other comprehensive income (net of tax expense of $14 and $29, respectively)	43	87
Retained earnings	4,685	4,490
Total stockholders’ equity before treasury stock	8,081	7,894
Less: Common stock held in treasury at cost: 346 million and 331 million shares, respectively	(5,183)	(4,917)
Total equity	2,898	2,977
Total liabilities and equity	$63,414	$70,795

Supplemental information — assets and liabilities of consolidated variable interest entities:

	September 30, 2023	December 31, 2022
FFELP Loans	$39,493	$43,465
Private Education Loans	16,189	17,207
Restricted cash	1,798	3,233
Other assets, net	1,615	1,356
Short-term borrowings	3,772	4,458
Long-term borrowings	49,849	55,598
Net assets of consolidated variable interest entities	$5,474	$5,205

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:
FFELP Loans	$778	$553	$2,191	$1,312
Private Education Loans	351	309	1,036	862
Cash and investments	41	19	111	25
Total interest income	1,170	881	3,338	2,199
Total interest expense	879	641	2,636	1,301
Net interest income	291	240	702	898
Less: provisions for loan losses	72	28	68	62
Net interest income after provisions for loan losses	219	212	634	836
Other income (loss):
Servicing revenue	15	24	48	60
Asset recovery and business processing revenue	85	80	240	264
Other revenue	5	6	15	22
Gains (losses) on derivative and hedging activities, net	26	40	44	161
Total other income	131	150	347	507
Expenses:
Salaries and benefits	99	106	302	337
Other operating expenses	134	88	299	251
Total operating expenses	233	194	601	588
Goodwill and acquired intangible asset impairment and amortization expense	3	10	8	17
Restructuring/other reorganization expenses	4	21	23	25
Total expenses	240	225	632	630
Income before income tax expense	110	137	349	713
Income tax expense	31	32	93	173
Net income	$79	$105	$256	$540
Basic earnings per common share	$.66	$.75	$2.06	$3.71
Average common shares outstanding	120	139	124	145
Diluted earnings per common share	$.65	$.75	$2.04	$3.67
Average common and common equivalent shares outstanding	121	141	125	147
Dividends per common share	$.16	$.16	$.48	$.48

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$79	$105	$256	$540
Net changes in cash flow hedges, net of taxes(1)	(22)	54	(44)	217
Total comprehensive income	$57	$159	$212	$757

(1)
See “Note 4 – Derivative Financial Instruments.”

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at June 30, 2022	461,013,036	(319,134,333)	141,878,703	$4	$3,305	$30	$4,323	$(4,735)	$2,927	$—	$2,927
Comprehensive income (loss):
Net income	—	—	—	—	—	—	105	—	105	—	105
Other comprehensive income (loss), net of tax	—	—	—	—	—	54	—	—	54	—	54
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	159	—	159
Cash dividends:
Common stock ($.16 per share)	—	—	—	—	—	—	(22)	—	(22)	—	(22)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	3,165	—	3,165	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4	—	—	—	4	—	4
Common stock repurchased	—	(6,261,736)	(6,261,736)	—	—	—	—	(95)	(95)	—	(95)
Shares repurchased related to employee stock-based compensation plans	—	(5,959)	(5,959)	—	—	—	—	—	—	—	—
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2022	461,016,201	(325,402,028)	135,614,173	$4	$3,309	$84	$4,406	$(4,830)	$2,973	$—	$2,973

Balance at June 30, 2023	463,534,781	(341,932,917)	121,601,864	$4	$3,343	$65	$4,625	$(5,107)	$2,930	$—	$2,930
Comprehensive income (loss):
Net income	—	—	—	—	—	—	79	—	79	—	79
Other comprehensive income (loss), net of tax	—	—	—	—	—	(22)	—	—	(22)	—	(22)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	57	—	57
Cash dividends:	—
Common stock ($.16 per share)	—	—	—	—	—	—	(19)	—	(19)	—	(19)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	147,497	—	147,497	—	2	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	4	—	—	—	4	—	4
Common stock repurchased	—	(4,164,937)	(4,164,937)	—	—	—	—	(75)	(75)	—	(75)
Shares repurchased related to employee stock-based compensation plans	—	(13,333)	(13,333)	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(1)	(1)	—	(1)
Balance at September 30, 2023	463,682,278	(346,111,187)	117,571,091	$4	$3,349	$43	$4,685	$(5,183)	$2,898	$—	$2,898

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

						Accumulated
	Common Stock Shares				Additional	Other			Total
				Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders'	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2021	458,629,384	(304,886,613)	153,742,771	$4	$3,282	$(133)	$3,939	$(4,495)	$2,597	$11	$2,608
Comprehensive income (loss):
Net income	—	—	—	—	—	—	540	—	540	—	540
Other comprehensive income (loss), net of tax	—	—	—	—	—	217	—	—	217	—	217
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	757	—	757
Cash dividends:
Common stock ($.48 per share)	—	—	—	—	—	—	(69)	—	(69)	—	(69)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Issuance of common shares	2,386,817	—	2,386,817	—	11	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	—	16	—	—	—	16	—	16
Common stock repurchased	—	(19,394,977)	(19,394,977)	—	—	—	—	(315)	(315)	—	(315)
Shares repurchased related to employee stock-based compensation plans	—	(1,120,438)	(1,120,438)	—	—	—	—	(20)	(20)	—	(20)
Net activity in noncontrolling interest	—	—	—	—	—	—	—	—	—	(11)	(11)
Balance at September 30, 2022	461,016,201	(325,402,028)	135,614,173	$4	$3,309	$84	$4,406	$(4,830)	$2,973	$—	$2,973

Balance at December 31, 2022	461,087,590	(330,878,152)	130,209,438	$4	$3,313	$87	$4,490	$(4,917)	$2,977	$—	$2,977
Comprehensive income (loss):
Net income	—	—	—	—	—	—	256	—	256	—	256
Other comprehensive income (loss), net of tax	—	—	—	—	—	(44)	—	—	(44)	—	(44)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	212	—	212
Cash dividends:	—
Common stock ($.48 per share)	—	—	—	—	—	—	(59)	—	(59)	—	(59)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	2,594,688	—	2,594,688	—	15	—	—	—	15	—	15
Stock-based compensation expense	—	—	—	—	21	—	—	—	21	—	21
Common stock repurchased	—	(13,940,160)	(13,940,160)	—	—	—	—	(240)	(240)	—	(240)
Shares repurchased related to employee stock-based compensation plans	—	(1,292,875)	(1,292,875)	—	—	—	—	(24)	(24)	—	(24)
Other	—	—	—	—	—	—	—	(2)	(2)	—	(2)
Balance at September 30, 2023	463,682,278	(346,111,187)	117,571,091	$4	$3,349	$43	$4,685	$(5,183)	$2,898	$—	$2,898

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$256	$540
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and acquired intangible asset impairment and amortization expense	8	17
Stock-based compensation expense	21	16
Mark-to-market (gains) losses on derivative and hedging activities, net	(8)	(607)
Provisions for loan losses	68	62
Increase in accrued interest receivable	(71)	(51)
(Decrease) increase in accrued interest payable	(10)	56
Decrease in other assets	56	334
Increase (decrease) in other liabilities	46	(269)
Total adjustments	110	(442)
Net cash provided by operating activities	366	98
Cash flows from investing activities
Education loans originated and acquired	(741)	(1,765)
Proceeds from payments on education loans	6,068	8,488
Other investing activities, net	6	89
Net cash provided by investing activities	5,333	6,812
Cash flows from financing activities
Borrowings collateralized by loans in trust - issued	844	2,243
Borrowings collateralized by loans in trust - repaid	(7,813)	(9,225)
Asset-backed commercial paper conduits, net	485	735
Long-term unsecured notes issued	495	—
Long-term unsecured notes repaid	(1,302)	(15)
Other financing activities, net	(115)	70
Common stock repurchased	(240)	(315)
Common dividends paid	(59)	(69)
Net cash used in financing activities	(7,705)	(6,576)
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(2,006)	334
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	4,807	3,578
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,801	$3,912
Supplemental disclosure of cash flow information:
Cash disbursements made (refunds received) for:
Interest paid	$2,568	$1,208
Income taxes paid	$33	$29
Income taxes refunds received	$(2)	$(6)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$977	$1,364
Restricted cash and restricted cash equivalents	1,824	2,548
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,801	$3,912

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Navient have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Navient and its majority-owned and controlled subsidiaries and those Variable Interest Entities (VIEs) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2022 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the 2022 Form 10-K). Definitions for certain capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q can be found in our 2022 Form 10-K.

Recently Issued Accounting Pronouncements

Effective in 2020 and Forward

Rate Reform

In March 2020 (and as amended in December 2022), the FASB issued ASU No. 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional temporary relief for companies who were preparing for the discontinuation of interest rates indexed to the London Interbank Offered Rate (LIBOR). The ASU provides companies with guidance in the form of expedients and exceptions related to contract modifications and hedge accounting to ease the burden of and simplify the accounting associated with transitioning away from LIBOR. Modifications of qualifying contracts are accounted for as the continuation of an existing contract rather than as a new contract. Modifications of qualifying hedging relationships will not require discontinuation of the existing hedge accounting relationships. One-month and three-month LIBOR were discontinued as of June 30, 2023. Our hedging instruments that were indexed to one-month and three-month LIBOR are now indexed to SOFR. There was $12 billion of debt as of June 30, 2023, that was in either a fair value or cash flow hedge relationship using LIBOR swaps. We used the hedge accounting expedients in this ASU when those swaps transitioned to SOFR on July 1, 2023. As a result, these hedges did not result in the discontinuation of the existing hedge accounting relationships.

Troubled Debt Restructurings

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the troubled debt restructurings (TDRs) recognition and measurement guidance and instead requires an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan. The ASU also enhances the disclosure requirements for certain modifications of receivables made to borrowers experiencing financial difficulty. This guidance was effective on January 1, 2023. Prior to adopting this new guidance on January 1, 2023, as it relates to interest rate concessions granted as part of our Private Education Loan modification program, a discounted cash flow model was used to calculate the amount of interest forgiven for loans that were in the program and the present value of that interest rate concession was included as a part of the allowance for loan loss. This new guidance no longer allows the measurement and recognition of this element of our allowance for loan loss for new modifications that occur subsequent to January 1, 2023. As of December 31, 2022, the allowance for loan loss included $77 million related to this interest rate concession component of the allowance for loan loss. We elected to adopt this amendment using a prospective transition method which results in the $77 million releasing in 2023 and 2024 as the borrowers exit their current modification programs. $63 million of the $77 million was released in the nine months ended September 30, 2023.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses

Allowance for Loan Losses Roll Forward

	Three Months Ended September 30, 2023
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance	$200	$657	$857
Total provision	36	36	72
Charge-offs:
Gross charge-offs	(16)	(85)	(101)
Expected future recoveries on current period gross charge-offs	—	12	12
Total(1)	(16)	(73)	(89)
Adjustment resulting from the change in charge-off rate(2)	—	(25)	(25)
Net charge-offs	(16)	(98)	(114)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	30	30
Allowance at end of period	$220	$625	$845
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate (annualized) (2)	.19%	1.66%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment (annualized)(2)	—%	.56%
Net charge-offs as a percentage of average loans in repayment (annualized)	.19%	2.22%
Ending total loans	$39,801	$17,958
Average loans in repayment	$32,696	$17,470
Ending loans in repayment	$31,917	$17,249

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
(2)
In third-quarter 2023, the net charge-off rate on defaulted Private Education Loans increased from 81.9% to 82.3%. This change resulted in a $25 million reduction to the balance of the expected future recoveries on previously fully charged-off loans.
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

Three Months Ended September 30,
(Dollars in millions)	2023
Beginning of period expected future recoveries on previously fully charged-off loans	$262
Expected future recoveries of current period defaults	12
Recoveries (cash collected)	(11)
Charge-offs (as a result of lower recovery expectations)	(31)
End of period expected future recoveries on previously fully charged-off loans	$232
Change in balance during period	$(30)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2023
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance	$222	$800	$1,022
Total provision	51	17	68
Charge-offs:
Gross charge-offs	(53)	(245)	(298)
Expected future recoveries on current period gross charge-offs	—	36	36
Total(1)	(53)	(209)	(262)
Adjustment resulting from the change in charge-off rate(2)	—	(25)	(25)
Net charge-offs	(53)	(234)	(287)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	42	42
Allowance at end of period	$220	$625	$845
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate (annualized)(2)	.21%	1.56%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment (annualized)(2)	—%	.18%
Net charge-offs as a percentage of average loans in repayment (annualized)	.21%	1.74%
Ending total loans	$39,801	$17,958
Average loans in repayment	$33,591	$18,000
Ending loans in repayment	$31,917	$17,249

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
(2)
In third-quarter 2023, the net charge-off rate on defaulted Private Education Loans increased from 81.9% to 82.3%. This change resulted in a $25 million reduction to the balance of the expected future recoveries on previously fully charged-off loans.
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

Nine Months Ended September 30,
(Dollars in millions)	2023
Beginning of period expected future recoveries on previously fully charged-off loans	$274
Expected future recoveries of current period defaults	36
Recoveries (cash collected)	(35)
Charge-offs (as a result of lower recovery expectations)	(43)
End of period expected future recoveries on previously fully charged-off loans	$232
Change in balance during period	$(42)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

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

	FFELP Loan Delinquencies
	September 30, 2023		December 31, 2022		September 30, 2022
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,636		$1,772		$1,983
Loans in forbearance(2)	6,248		7,603		7,410
Loans in repayment and percentage of each status:
Loans current	26,566	83.2%	29,004	84.4%	30,720	81.4%
Loans delinquent 31-60 days(3)	1,481	4.6	1,247	3.6	1,917	5.1
Loans delinquent 61-90 days(3)	949	3.0	833	2.4	1,291	3.4
Loans delinquent greater than 90 days(3)	2,921	9.2	3,288	9.6	3,803	10.1
Total FFELP Loans in repayment	31,917	100%	34,372	100%	37,731	100%
Total FFELP Loans	39,801		43,747		47,124
FFELP Loan allowance for losses	(220)		(222)		(233)
FFELP Loans, net	$39,581		$43,525		$46,891
Percentage of FFELP Loans in repayment		80.2%		78.6%		80.1%
Delinquencies as a percentage of FFELP Loans in repayment		16.8%		15.6%		18.6%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.4%		18.1%		16.4%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Loan type:

(Dollars in millions)	September 30, 2023	September 30, 2022	Change
Stafford Loans	$12,781	$14,956	$(2,175)
Consolidation Loans	23,199	27,766	(4,567)
Rehab Loans	3,821	4,402	(581)
Total loans, gross	$39,801	$47,124	$(7,323)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	September 30, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$603	$1,641	$4,056	$1,303	$1,226	$7,471	$16,300	91%
Below 640	10	53	105	26	43	1,421	1,658	9
Total	$613	$1,694	$4,161	$1,329	$1,269	$8,892	$17,958	100%
Loan Status:
In-school/grace/ deferment/forbearance	$40	$73	$87	$20	$27	$462	$709	4%
Current/90 days or less delinquent	572	1,614	4,062	1,305	1,236	8,126	16,915	94
Greater than 90 days delinquent	1	7	12	4	6	304	334	2
Total	$613	$1,694	$4,161	$1,329	$1,269	$8,892	$17,958	100%
Seasoning(1):
1-12 payments	$576	$451	$36	$8	$4	$59	$1,134	7%
13-24 payments	—	1,185	1,948	17	15	68	3,233	18
25-36 payments	—	—	2,123	624	44	124	2,915	16
37-48 payments	—	—	—	669	791	202	1,662	9
More than 48 payments	—	—	—	—	402	8,247	8,649	48
Loans in-school/ grace/deferment	37	58	54	11	13	192	365	2
Total	$613	$1,694	$4,161	$1,329	$1,269	$8,892	$17,958	100%
Certain Loan Modifications(2):
Modified	$—	$28	$116	$43	$78	$5,926	$6,191	34%
Non-Modified	613	1,666	4,045	1,286	1,191	2,966	11,767	66
Total	$613	$1,694	$4,161	$1,329	$1,269	$8,892	$17,958	100%
Cosigners:
With cosigner(3)	$159	$183	$97	$24	$8	$5,410	$5,881	33%
Without cosigner	454	1,511	4,064	1,305	1,261	3,482	12,077	67
Total	$613	$1,694	$4,161	$1,329	$1,269	$8,892	$17,958	100%
School Type:
Not-for-profit	$576	$1,604	$3,919	$1,270	$1,181	$7,483	$16,033	89%
For-profit	37	90	242	59	88	1,409	1,925	11
Total	$613	$1,694	$4,161	$1,329	$1,269	$8,892	$17,958	100%
Allowance for loan losses							(625)
Total loans, net							$17,333

Charge-Offs	$—	$(5)	$(7)	$(4)	$(5)	$(213)	$(234)	100%

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
(3)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at September 30, 2023.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators by Origination Year
	September 30, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$1,503	$4,708	$1,593	$1,502	$556	$8,485	$18,347	92%
Below 640	17	64	19	37	20	1,499	1,656	8
Total	$1,520	$4,772	$1,612	$1,539	$576	$9,984	$20,003	100%
Loan Status:
In-school/grace/ deferment/forbearance	$31	$88	$28	$34	$13	$525	$719	4%
Current/90 days or less delinquent	1,488	4,678	1,582	1,499	560	9,083	18,890	94
Greater than 90 days delinquent	1	6	2	6	3	376	394	2
Total	$1,520	$4,772	$1,612	$1,539	$576	$9,984	$20,003	100%
Seasoning(1):
1-12 payments	$1,499	$2,186	$14	$10	$2	$95	$3,806	19%
13-24 payments	—	2,534	736	39	8	102	3,419	17
25-36 payments	—	—	846	968	19	177	2,010	10
37-48 payments	—	—	—	503	287	293	1,083	5
More than 48 payments	—	—	—	—	254	9,083	9,337	47
Loans in-school/ grace/deferment	21	52	16	19	6	234	348	2
Total	$1,520	$4,772	$1,612	$1,539	$576	$9,984	$20,003	100%
Certain Loan Modifications(2):
Modified	$6	$48	$28	$62	$35	$6,617	$6,796	34%
Non-Modified	1,514	4,724	1,584	1,477	541	3,367	13,207	66
Total	$1,520	$4,772	$1,612	$1,539	$576	$9,984	$20,003	100%
Cosigners:
With cosigner(3)	$24	$109	$28	$11	$—	$6,425	$6,597	33%
Without cosigner	1,496	4,663	1,584	1,528	576	3,559	13,406	67
Total	$1,520	$4,772	$1,612	$1,539	$576	$9,984	$20,003	100%
School Type:
Not-for-profit	$1,427	$4,496	$1,541	$1,434	$529	$8,338	$17,765	89%
For-profit	93	276	71	105	47	1,646	2,238	11
Total	$1,520	$4,772	$1,612	$1,539	$576	$9,984	$20,003	100%
Allowance for loan losses							(852)
Total loans, net							$19,151

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	September 30, 2023		December 31, 2022		September 30, 2022
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$365		$354		$348
Loans in forbearance(2)	344		401		371
Loans in repayment and percentage of each status:
Loans current	16,435	95.3%	17,838	95.0%	18,426	95.6%
Loans delinquent 31-60 days(3)	304	1.8	335	1.8	305	1.6
Loans delinquent 61-90 days(3)	176	1.0	186	1.0	159	.8
Loans delinquent greater than 90 days(3)	334	1.9	411	2.2	394	2.0
Total loans in repayment	17,249	100%	18,770	100%	19,284	100%
Total loans	17,958		19,525		20,003
Allowance for losses	(625)		(800)		(852)
Loans, net	$17,333		$18,725		$19,151
Percentage of loans in repayment		96.1%		96.1%		96.4%
Delinquencies as a percentage of loans in repayment		4.7%		5.0%		4.4%
Loans in forbearance as a percentage of loans in repayment and forbearance		2.0%		2.1%		1.9%

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

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

The following tables show the amortized cost basis as of September 30, 2023 of the loans to borrowers experiencing financial difficulty that were modified in the three and nine months ended September 30, 2023.

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Three Months Ended September 30, 2023
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$592	3.3%	$305	1.7%	$42	.2%

	Nine Months Ended September 30, 2023
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,488	8.3%	$773	4.3%	$119	.7%

(1)
As of September 30, 2023, there was $1.2 billion of loans in the interest rate reduction program.
(2)
More Than an Insignificant Payment Delay includes loans granted more than 3 months of short-term interest only payments or hardship forbearance.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

For those loans modified in the three and nine months ended September 30, 2023, the following tables show the impact of such modification.

Three Months Ended September 30, 2023
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.4% to 5.5%	Added an average 6 months to the remaining life of the loans	Added an average 7 years to the remaining life of the loans and reduced the weighted average contractual rate from 13% to 5.4%.

Nine Months Ended September 30, 2023
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.1% to 5.2%	Added an average 6 months to the remaining life of the loans	Added an average 8 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.6% to 5.2%.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

2. Allowance for Loan Losses (Continued)

The following table provides the amount of loan modifications for which a payment default occurred in the three and nine months ended September 30, 2023 and receiving a loan modification since January 1, 2023, the effective date of adoption for ASU No. 2022-02. We define payment default as 60 days or more past due for purposes of this disclosure. We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts.

(Dollars in millions)
	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
Loan Type	Modified Loans (Amortized Cost)	Payment Default (Par)	Modified Loans (Amortized Cost)	Payment Default (Par)
Private Education Loans(1)	$65	$67	$123	$126

(1)
For the three months ended September 30, 2023, the modified loans include $44 million of Interest Rate Reduction, $3 million of Combination Rate Reduction and Term Extension, and $18 million of More Than Insignificant Payment Delay. For the nine months ended September 30, 2023, the modified loans include $78 million of Interest Rate Reduction, $6 million of Combination Rate Reduction and Term Extension, and $39 million of More Than Insignificant Payment Delay.

The following table provides the performance and related loan status as of September 30, 2023 of loans that were modified in the nine months ended September 30, 2023.

(Dollars in millions)
Loan Type:
Private Education Loans	Status	Payment status (Amortized Cost)
	Loans in School/Deferment	$16
	Loans in Forbearance	67
	Loans current	2,039
	Loans delinquent 31 - 60 days	133
	Loans delinquent 61 - 90 days	61
	Loans delinquent greater than 90 days	64
	Total Modified Loans	$2,380

(1)
For the nine months ended September 30, 2023, $5 million of loans modified during the period were charged off.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

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

	Three Months Ended September 30,	Nine Months Ended September 30,
(Dollars in millions)	2022	2022
Modified loans	$68	$186
Charge-offs	$101	$217
Payment default	$13	$31

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

3. Borrowings

The following table summarizes our borrowings.

	September 30, 2023			December 31, 2022
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt(1)	$856	$5,355	$6,211	$1,301	$5,711	$7,012
Total unsecured borrowings	856	5,355	6,211	1,301	5,711	7,012
Secured borrowings:
FFELP Loan securitizations(2)(3)	62	36,961	37,023	76	42,675	42,751
Private Education Loan securitizations(4)	498	11,766	12,264	725	12,744	13,469
FFELP Loan ABCP facilities	1,510	456	1,966	923	386	1,309
Private Education Loan ABCP facilities	1,702	859	2,561	2,734	—	2,734
Other(5)	44	40	84	121	—	121
Total secured borrowings	3,816	50,082	53,898	4,579	55,805	60,384
Total before hedge accounting adjustments	4,672	55,437	60,109	5,880	61,516	67,396
Hedge accounting adjustments	(10)	(530)	(540)	(10)	(490)	(500)
Total	$4,662	$54,907	$59,569	$5,870	$61,026	$66,896

(1)
Includes principal amount of $856 million and $1.3 billion of short-term debt as of September 30, 2023 and December 31, 2022, respectively. Includes principal amount of $5.4 billion and $5.7 billion of long-term debt as of September 30, 2023 and December 31, 2022, respectively.
(2)
Includes $62 million and $76 million of short-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) and as of September 30, 2023 and December 31, 2022, respectively. Includes $127 million and $0 million of long-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) as of September 30, 2023 and December 31, 2022, respectively.
(3)
Includes defaulted FFELP secured debt tranches with a remaining principal amount of $1.7 billion as of September 30, 2023 as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2030 and 2036. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.
(4)
Includes $498 million and $725 million of short-term debt related to the Private Education Loan ABS repurchase facilities (Private Education Loan Repurchase Facilities) as of September 30, 2023 and December 31, 2022, respectively.
(5)
“Other” primarily includes the obligation to return cash collateral held related to derivative exposure.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

3. Borrowings (Continued)

Variable Interest Entities

We consolidated the following financing VIEs as of September 30, 2023 and December 31, 2022, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	September 30, 2023
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$62	$36,961	$37,023	$37,509	$1,313	$1,624	$40,446
Private Education Loan securitizations	498	11,766	12,264	13,294	349	106	13,749
FFELP Loan ABCP facilities	1,510	456	1,966	1,984	36	79	2,099
Private Education Loan ABCP facilities	1,702	859	2,561	2,895	100	57	3,052
Total before hedge accounting adjustments	3,772	50,042	53,814	55,682	1,798	1,866	59,346
Hedge accounting adjustments	—	(193)	(193)	—	—	(251)	(251)
Total	$3,772	$49,849	$53,621	$55,682	$1,798	$1,615	$59,095

	December 31, 2022
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$76	$42,675	$42,751	$42,148	$2,705	$1,544	$46,397
Private Education Loan securitizations	725	12,744	13,469	14,168	367	105	14,640
FFELP Loan ABCP facilities	923	386	1,309	1,317	39	44	1,400
Private Education Loan ABCP facilities	2,734	—	2,734	3,039	122	(81)	3,080
Total before hedge accounting adjustments	4,458	55,805	60,263	60,672	3,233	1,612	65,517
Hedge accounting adjustments	—	(207)	(207)	—	—	(256)	(256)
Total	$4,458	$55,598	$60,056	$60,672	$3,233	$1,356	$65,261

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

4. Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$17	$55	$—	$1	$17	$56
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	—	—	—	—	—
Total derivative assets(2)		—	—	17	55	—	1	17	56
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	(2)	(1)	(3)	(1)	(5)
Floor Income Contracts	Interest rate	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(250)	(253)	—	—	(250)	(253)
Total derivative liabilities(2)		—	—	(250)	(255)	(1)	(3)	(251)	(258)
Net total derivatives		$—	$—	$(233)	$(200)	$(1)	$(2)	$(234)	$(202)

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
(2)
The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Gross position	$17	$56	$(251)	$(258)
Impact of master netting agreements	—	—	—	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	17	56	(251)	(258)
Cash collateral (held) pledged	(8)	(80)	51	62
Net position	$9	$(24)	$(200)	$(196)

(3)
The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of September 30, 2023		As of December 31, 2022
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$839	$(10)	$1,289	$(10)
Long-term borrowings	$5,624	$(533)	$6,188	$(494)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

4. Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at September 30, 2023 and December 31, 2022 by $4 million and $6 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at September 30, 2023 and December 31, 2022 by $1 million and $1 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022	Sep 30, 2023	Dec 31, 2022
Notional Values:
Interest rate swaps	$4.2	$8.3	$5.4	$6.2	$1.7	$17.4	$11.3	$31.9
Floor Income Contracts	—	—	—	—	—	6.0	—	6.0
Cross-currency interest rate swaps	—	—	1.7	1.8	—	—	1.7	1.8
Total derivatives	$4.2	$8.3	$7.1	$8.0	$1.7	$23.4	$13.0	$39.7

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$(65)	$(193)	$(66)	$(629)
Gains (losses) recognized in net income on hedged items	68	210	53	680
Net fair value hedge ineffectiveness gains (losses)	3	17	(13)	51
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	(15)	(127)	4	(217)
Gains (losses) recognized in net income on hedged items	31	104	(14)	251
Net fair value hedge ineffectiveness gains (losses)	16	(23)	(10)	34
Total fair value hedges(1)(2)	19	(6)	(23)	85
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—	—
Trading:
Interest rate swaps	26	40	44	120
Floor income contracts	—	—	—	41
Cross currency interest rate swaps	—	—	—	—
Other	—	—	—	—
Total trading derivatives(3)	26	40	44	161
Mark-to-market gains (losses) recognized	$45	$34	$21	$246

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

4. Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Total gains (losses) on cash flow hedges	$4	$52	$19	$179
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	(26)	2	(63)	38
Net changes in cash flow hedges, net of tax	$(22)	$54	$(44)	$217

(1)
Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties:

(Dollars in millions)	September 30, 2023	December 31, 2022
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$8	$80
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	—	—
Total collateral held	$8	$80
Derivative asset at fair value including accrued interest	$16	$85
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$51	$62
Total collateral pledged	$51	$62
Derivative liability at fair value including accrued interest and premium receivable	$258	$266

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

The table below highlights credit exposure related to our derivative counterparties at September 30, 2023.

(Dollars in millions)	Corporate Contracts	Securitization Trust Contracts
Exposure, net of collateral	$11	$—
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	100%	—%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%	—%

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

5. Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	September 30, 2023	December 31, 2022
Accrued interest receivable	$2,102	$2,031
Benefit and insurance-related investments	456	452
Income tax asset, net	85	132
Derivatives at fair value	17	56
Accounts receivable	97	83
Fixed assets	67	74
Other	29	38
Total	$2,853	$2,866

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

6. Stockholders’ Equity

The following table summarizes common share repurchases, issuances and dividends paid.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share amounts)	2023	2022	2023	2022
Common stock repurchased(1)	4.2	6.3	13.9	19.4
Common stock repurchased (in dollars)(1)	$75	$95	$240	$315
Average purchase price per share(1)	$18.01	$15.19	$17.22	$16.25
Remaining common stock repurchase authority(1)	$360	$685	$360	$685
Shares repurchased related to employee stock- based compensation plans(2)	—	—	1.3	1.1
Average purchase price per share(2)	$—	$—	$18.44	$17.91
Common shares issued(3)	.1	—	2.6	2.4
Dividends paid	$19	$22	$59	$69
Dividends per share	$.16	$.16	$.48	$.48

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

The closing price of our common stock on September 29, 2023 was $17.22.

7. Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Numerator:
Net income	$79	$105	$256	$540
Denominator:
Weighted average shares used to compute basic EPS	120	139	124	145
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	1	2	1	2
Dilutive potential common shares(2)	1	2	1	2
Weighted average shares used to compute diluted EPS	121	141	125	147
Basic earnings per common share	$.66	$.75	$2.06	$3.71
Diluted earnings per common share	$.65	$.75	$2.04	$3.67

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.
(2)
For the three months ended September 30, 2023 and 2022, securities covering approximately 0 million and 0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2023 and 2022, securities covering approximately 0 million and 0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

8. Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. The fair value of the items discussed below are separately disclosed in this footnote.

During the three and nine months ended September 30, 2023, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During the third quarters of 2023 and 2022, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	September 30, 2023				December 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	—	17	—	17	—	55	1	56
Cross-currency interest rate swaps	—	—	—	—	—	—	—	—
Total derivative assets(2)	—	17	—	17	—	55	1	56
Total	$—	$17	$—	$17	$—	$55	$1	$56
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$(1)	$(1)	$—	$(2)	$(3)	$(5)
Floor Income Contracts	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	—	—	(250)	(250)	—	—	(253)	(253)
Total derivative liabilities(2)	—	—	(251)	(251)	—	(2)	(256)	(258)
Total	$—	$—	$(251)	$(251)	$—	$(2)	$(256)	$(258)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

8. Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended September 30,
	2023				2022
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(2)	$(234)	$—	$(236)	$(3)	$(279)	$—	$(282)
Total gains/(losses):
Included in earnings(1)	1	(27)	—	(26)	1	(141)	—	(140)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	11	—	11	—	13	—	13
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(1)	$(250)	$—	$(251)	$(2)	$(407)	$—	$(409)
Change in mark-to- market gains/(losses) relating to instruments still held at the reporting date(2)	$1	$(16)	$—	$(15)	$1	$(128)	$—	$(127)

	Nine Months Ended September 30,
	2023				2022
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(2)	$(253)	$—	$(255)	$(4)	$(190)	$—	$(194)
Total gains/(losses):
Included in earnings(1)	1	(33)	—	(32)	1	(244)	—	(243)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	36	—	36	1	27	—	28
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—
Balance, end of period	$(1)	$(250)	$—	$(251)	$(2)	$(407)	$—	$(409)
Change in mark-to- market gains/(losses) relating to instruments still held at the reporting date(2)	$1	$3	$—	$4	$1	$(217)	$—	$(216)

(1)
“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Gains (losses) on derivative and hedging activities, net	$1	$1	$1	$1
Interest expense	(27)	(141)	(33)	(244)
Total	$(26)	$(140)	$(32)	$(243)

(2)
Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

8. Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at September 30, 2023	Valuation Technique	Input	Range and Weighted Average
Derivatives
Prime/LIBOR basis swaps	$(1)	Discounted cash flow	Constant Prepayment Rate	10%
			Bid/ask adjustment to discount rate	.08%
Cross-currency interest rate swaps	(250)	Discounted cash flow	Constant Prepayment Rate	5%
Other	—
Total	$(251)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2023			December 31, 2022
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$38,180	$39,581	$(1,401)	$41,426	$43,525	$(2,099)
Private Education Loans	16,418	17,333	(915)	17,880	18,725	(845)
Cash and investments	2,950	2,950	—	4,974	4,974	—
Total earning assets	57,548	59,864	(2,316)	64,280	67,224	(2,944)
Interest-bearing liabilities
Short-term borrowings	4,670	4,662	(8)	5,879	5,870	(9)
Long-term borrowings	52,570	54,907	2,337	57,652	61,026	3,374
Total interest-bearing liabilities	57,240	59,569	2,329	63,531	66,896	3,365
Derivative financial instruments
Floor Income Contracts	—	—	—	—	—	—
Interest rate swaps	16	16	—	51	51	—
Cross-currency interest rate swaps	(250)	(250)	—	(253)	(253)	—
Other	—	—	—	—	—	—
Excess of net asset fair value over carrying value			$13			$421

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

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

The Company accrues a liability for litigation, regulatory matters, and unasserted contract claims when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, we do not accrue a liability. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our consolidated financial position, liquidity, results of operations or cash flows, except as otherwise disclosed.

The Company evaluates its outstanding legal and regulatory matters each reporting period, and makes adjustments to the accrued liabilities for such matters, upward or downward, as appropriate, based on the relevant facts and circumstances. The Company's accrued liabilities and estimated range of possible losses pertaining to certain matters can involve significant judgment given factors such as: the varying stages of the proceedings; the existence of numerous yet to be resolved issues; the breadth of the claims (often spanning multiple years and wide ranges of business activities); unspecified damages, civil money penalties or fines and/or the novelty of the legal issues presented; and the attendant uncertainty of the various potential outcomes of such proceedings, including where the Company has made assumptions concerning future rulings by the court or other adjudicator, or about the behavior or incentives of adverse parties or regulatory authorities. Various aspects of the legal proceedings underlying these estimates will change from time to time. Actual losses therefore may vary significantly from any estimates.

Due to recent developments in connection with the Company's CFPB matter, the Company accrued a probable incurred loss of $45 million in the third quarter of 2023. The litigation process is not predictable and can lead to unexpected results. Therefore, it is reasonably possible that the Company’s exposure to loss may exceed any amounts accrued.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

9. Commitments, Contingencies and Guarantees (Continued)

The Company believes the estimate of the aggregate range of reasonably possible losses (meaning the likelihood of losses is more than remote but less than likely) in connection with this matter, is from $0 to $250 million. This estimated range of reasonably possible losses was based on currently available information for this matter. This estimate does not represent the Company's maximum potential loss exposure, and further developments could result in the matter being resolved for more or less than the amount currently accrued. It is possible that an adverse outcome may have a material impact on the Company.

Set forth below are descriptions of the Company’s material legal proceedings.

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

On April 12, 2023, the Company reached an agreement in principle (“Settlement”) with certain plaintiffs for a nationwide settlement of claims raised in the following bankruptcy adversary actions: Coyle v. Navient Solutions, LLC, No. 22-80018 (Bankr. W.D. Mich.); Homaidan v. SLM Corp., No. 1:17-ap-01085 (Bankr. E.D.N.Y.); Mazloom v. Navient Solutions, LLC, No. 20-80033-6 (Bankr. N.D.N.Y.); and Woodard v. Navient Solutions, LLC, No. 08-81442 (Bankr. D. Neb.) collectively referred to as the “Bankruptcy Cases.” This settlement in principle is subject, among other things, to final documentation and final court approval. Under the Settlement, Navient will forego the collection of defined balances for borrowers or co-borrowers of certain private loans — all of which were originated prior to our company separation — who have received a discharge in bankruptcy during the periods covered by the agreements. As a result, we recorded a $23 million additional private loan provision for loan losses in the first quarter of 2023 related to the estimated future charge offs that are expected to occur. The Company has also agreed to fund settlement funds. It anticipates that any cash contribution it will be required to make to these funds will not exceed $44 million in the aggregate and will be fully covered by insurance. The net impact to operating expense for this element of the settlement for the first quarter of 2023 was $0 due to the accrual of the offsetting insurance reimbursements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

9. Commitments, Contingencies and Guarantees (Continued)

Regulatory Matters

The Company has been named as defendant in a number of putative class action cases alleging violations of various state and federal consumer protection laws including the Telephone Consumer Protection Act (TCPA), the Consumer Financial Protection Act of 2010 (CFPA), the Fair Credit Reporting Act (FCRA), the Fair Debt Collection Practices Act (FDCPA), in adversarial proceedings under the U.S. Bankruptcy Code, and various state consumer protection laws. At this point in time, the Company is unable to anticipate the timing of a resolution or the impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and loss contingency accruals have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

In addition, Navient and its subsidiaries are subject to examination or regulation by various federal regulatory, state licensing or other regulatory agencies as part of its ordinary course of business including the SEC, CFPB, FFIEC and ED. Items or matters similar to or different from those described above may arise during the course of those examinations. We also routinely receive inquiries or requests from various regulatory entities or bodies or government agencies concerning our business or our assets. Generally, the Company endeavors to cooperate with each such inquiry or request. The Company has received separate CIDs or subpoenas from multiple State Attorneys General that are similar to the CIDs or subpoenas that preceded the lawsuits referenced above. Those CIDs and subpoenas have been resolved as part of the Company’s settlement with the State Attorneys General. Nevertheless, we have received and, in the future may receive, additional CIDs or subpoenas and other inquiries from these or other Attorneys General with respect to similar or different matters.

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also, as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. Navient has no accrued liabilities related to indemnification matters with SLM BankCo as of September 30, 2023.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

10. Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

The following tables illustrate the disaggregation of revenue from contracts accounted for under ASC 606 with customers according to service type and client type by reportable operating segment.

Revenue by Service Type

	Three Months Ended September 30,
	2023			2022
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$—	$—	$—	$—	$—	$—
Government services	—	57	57	—	47	47
Healthcare services	—	28	28	—	32	32
Total	$—	$85	$85	$—	$79	$79

	Nine Months Ended September 30,
	2023			2022
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$—	$—	$—	$1	$—	$1
Government services	—	149	149	—	149	149
Healthcare services	—	91	91	—	111	111
Total	$—	$240	$240	$1	$260	$261

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

10. Revenue from Contracts with Customers Accounted for in Accordance with ASC 606 (Continued)

Revenue by Client Type

	Three Months Ended September 30,
	2023			2022
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$—	$20	$20	$—	$2	$2
Guarantor agencies	—	—	—	—	—	—
State and local government	—	17	17	—	27	27
Tolling authorities	—	20	20	—	18	18
Hospitals and other healthcare providers	—	28	28	—	32	32
Total	$—	$85	$85	$—	$79	$79

	Nine Months Ended September 30,
	2023			2022
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$—	$43	$43	$—	$6	$6
Guarantor agencies	—	—	—	1	—	1
State and local government	—	52	52	—	95	95
Tolling authorities	—	54	54	—	48	48
Hospitals and other healthcare providers	—	91	91	—	111	111
Total	$—	$240	$240	$1	$260	$261

As of September 30, 2023 and September 30, 2022, there was $88 million and $76 million respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

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

The following table includes asset information for our Federal Education Loans segment.

(Dollars in millions)	September 30, 2023	December 31, 2022
FFELP Loans, net	$39,581	$43,525
Cash and investments(1)	1,350	2,746
Other	2,116	2,229
Total assets	$43,047	$48,500

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

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	September 30, 2023	December 31, 2022
Private Education Loans, net	$17,333	$18,725
Cash and investments(1)	532	617
Other	541	453
Total assets	$18,406	$19,795

(1)
Includes restricted cash and investments.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

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

At September 30, 2023 and December 31, 2022, the Business Processing segment had total assets of $390 million and $390 million, respectively.

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

At September 30, 2023 and December 31, 2022, the Other segment had total assets of $1.6 billion and $2.1 billion, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

11. Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$1,129					$778	$351	$—	$—
Cash and investments	41					19	7	—	15
Total interest income	1,170					797	358	—	15
Total interest expense	879					636	208	—	46
Net interest income (loss)	291	$7	$(18)	$(11)	$280	161	150	—	(31)
Less: provisions for loan losses	72				72	36	36	—	—
Net interest income (loss) after provisions for loan losses	219					125	114	—	(31)
Other income (loss):
Servicing revenue	15					12	3	—	—
Asset recovery and business processing revenue	85					—	—	85	—
Other revenue	31					3	1	—	1
Total other income (loss)	131	(7)	(19)	(26)	105	15	4	85	1
Expenses:
Direct operating expenses	134					17	44	73	—
Unallocated shared services expenses	99					—	—	—	99
Operating expenses	233	—	—	—	233	17	44	73	99
Goodwill and acquired intangible asset impairment and amortization	3	—	(3)	(3)	—	—	—	—	—
Restructuring/other reorganization expenses	4	—	—	—	4	—	—	—	4
Total expenses	240	—	(3)	(3)	237	17	44	73	103
Income (loss) before income tax expense (benefit)	110	—	(34)	(34)	76	123	74	12	(133)
Income tax expense (benefit)(2)	31	—	(12)	(12)	19	29	18	3	(31)
Net income (loss)	$79	$—	$(22)	$(22)	$57	$94	$56	$9	$(102)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(11)	$—	$(11)
Total other income (loss)	(26)	—	(26)
Goodwill and acquired intangible asset impairment and amortization	—	(3)	(3)
Total Core Earnings adjustments to GAAP	$(37)	$3	(34)
Income tax expense (benefit)			(12)
Net income (loss)			$(22)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

11. Segment Reporting (Continued)

	Three Months Ended September 30, 2022
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$862					$555	$309	$—	$—
Cash and investments	19					9	3	—	7
Total interest income	881					564	312	—	7
Total interest expense	641					444	159	—	33
Net interest income (loss)	240	$(1)	$8	$7	$247	120	153	—	(26)
Less: provisions for loan losses	28				28	—	28	—	—
Net interest income (loss) after provisions for loan losses	212					120	125	—	(26)
Other income (loss):
Servicing revenue	24					21	3	—	—
Asset recovery and business processing revenue	80					1	—	79	—
Other revenue	46					6	—	—	—
Total other income (loss)	150	1	(41)	(40)	110	28	3	79	—
Expenses:
Direct operating expenses	135					25	43	67	—
Unallocated shared services expenses	59					—	—	—	59
Operating expenses	194	—	—	—	194	25	43	67	59
Goodwill and acquired intangible asset impairment and amortization	10	—	(10)	(10)	—	—	—	—	—
Restructuring/other reorganization expenses	21	—	—	—	21	—	—	—	21
Total expenses	225	—	(10)	(10)	215	25	43	67	80
Income (loss) before income tax expense (benefit)	137	—	(23)	(23)	114	123	85	12	(106)
Income tax expense (benefit)(2)	32	—	(5)	(5)	27	29	20	3	(25)
Net income (loss)	$105	$—	$(18)	$(18)	$87	$94	$65	$9	$(81)

(1)
Core Earnings adjustments to GAAP:

	Three Months Ended September 30, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$7	$—	$7
Total other income (loss)	(40)	—	(40)
Goodwill and acquired intangible asset impairment and amortization	—	(10)	(10)
Total Core Earnings adjustments to GAAP	$(33)	$10	(23)
Income tax expense (benefit)			(5)
Net income (loss)			$(18)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

11. Segment Reporting (Continued)

	Nine Months Ended September 30, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$3,227					$2,194	$1,036	$—	$—
Cash and investments	111					56	20	—	35
Total interest income	3,338					2,250	1,056	—	35
Total interest expense	2,636					1,859	610	—	119
Net interest income (loss)	702	$24	$27	$51	$753	391	446	—	(84)
Less: provisions for loan losses	68				68	51	17	—	—
Net interest income (loss) after provisions for loan losses	634					340	429	—	(84)
Other income (loss):
Servicing revenue	48					39	9	—	—
Asset recovery and business processing revenue	240					—	—	240	—
Other revenue	59					10	2	—	3
Total other income (loss)	347	(24)	(20)	(44)	303	49	11	240	3
Expenses:
Direct operating expenses	394					55	124	215	—
Unallocated shared services expenses	207					—	—	—	207
Operating expenses	601	—	—	—	601	55	124	215	207
Goodwill and acquired intangible asset impairment and amortization	8	—	(8)	(8)	—	—	—	—	—
Restructuring/other reorganization expenses	23	—	—	—	23	—	—	—	23
Total expenses	632	—	(8)	(8)	624	55	124	215	230
Income (loss) before income tax expense (benefit)	349	—	15	15	364	334	316	25	(311)
Income tax expense (benefit)(2)	93	—	(7)	(7)	86	78	75	6	(73)
Net income (loss)	$256	$—	$22	$22	$278	$256	$241	$19	$(238)

(1)
Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$51	$—	$51
Total other income (loss)	(44)	—	(44)
Goodwill and acquired intangible asset impairment and amortization	—	(8)	(8)
Total Core Earnings adjustments to GAAP	$7	$8	15
Income tax expense (benefit)			(7)
Net income (loss)			$22

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

11. Segment Reporting (Continued)

	Nine Months Ended September 30, 2022
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$2,174					$1,298	$862	$—	$—
Cash and investments	25					12	5	—	8
Total interest income	2,199					1,310	867	—	8
Total interest expense	1,301					905	421	—	65
Net interest income (loss)	898	$(20)	$(84)	$(104)	$794	405	446	—	(57)
Less: provisions for loan losses	62				62	—	62	—	—
Net interest income (loss) after provisions for loan losses	836					405	384	—	(57)
Other income (loss):
Servicing revenue	60					51	9	—	—
Asset recovery and business processing revenue	264					4	—	260	—
Other revenue	183					24	1	—	(3)
Total other income (loss)	507	20	(181)	(161)	346	79	10	260	(3)
Expenses:
Direct operating expenses	408					79	113	216	—
Unallocated shared services expenses	180					—	—	—	180
Operating expenses	588	—	—	—	588	79	113	216	180
Goodwill and acquired intangible asset impairment and amortization	17	—	(17)	(17)	—	—	—	—	—
Restructuring/other reorganization expenses	25	—	—	—	25	—	—	—	25
Total expenses	630	—	(17)	(17)	613	79	113	216	205
Income (loss) before income tax expense (benefit)	713	—	(248)	(248)	465	405	281	44	(265)
Income tax expense (benefit)(2)	173	—	(64)	(64)	109	95	66	11	(63)
Net income (loss)	$540	$—	$(184)	$(184)	$356	$310	$215	$33	$(202)

(1)
Core Earnings adjustments to GAAP:

	Nine Months Ended September 30, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(104)	$—	$(104)
Total other income (loss)	(161)	—	(161)
Goodwill and acquired intangible asset impairment and amortization	—	(17)	(17)
Total Core Earnings adjustments to GAAP	$(265)	$17	(248)
Income tax expense (benefit)			(64)
Net income (loss)			$(184)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2023 and for the three and nine months ended

September 30, 2023 and 2022 is unaudited)

11. Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
GAAP net income	$79	$105	$256	$540
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	(37)	(33)	7	(265)
Net impact of goodwill and acquired intangible assets(2)	3	10	8	17
Net tax effect(3)	12	5	7	64
Total Core Earnings adjustments to GAAP	(22)	(18)	22	(184)
Core Earnings net income	$57	$87	$278	$356

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
Joe Fisher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 25, 2023

APPENDIX A

form 10-Q cross-reference index

Page Number

Part I. Financial Information

Item 1.	Financial Statements	48-89

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40-44

Item 4.	Controls and Procedures	46

Part II. Other Information

Item 1.	Legal Proceedings	39, 77

Item 1A.	Risk Factors	39

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers	45

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Mine Safety Disclosures	Not Applicable

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures		90