Form 10-K
period 2023-12-31
NAVIENT CORP
filed 2024-02-26
CIK 1593538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023 was $1.7 billion (based on closing sale price of $18.58 per share as reported for the NASDAQ Global Select Market).

As of January 31, 2024, there were 112,749,884 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement (the “2024 Proxy Statement”) relating to the Registrant’s 2024 Annual Meeting of Shareholders, to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm ID: 185 Auditor Name: KPMG LLP Auditor Location: McLean, VA

TABLE OF CONTENTS

Organization of Our Form 10-K

The order and presentation of content in our Annual Report on Form 10-K (Form 10-K) differs from the traditional Securities and Exchange Commission (SEC) Form 10-K format. Our format is designed to improve readability and to better present how we organize and manage our business. See Appendix B, "Form 10-K Cross-Reference Index," for a cross-reference index to the traditional SEC Form 10-K format.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Form 10-K contains “forward-looking” statements and other information that is based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “may,” “could,” “should,” “goals,” or “target.” Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties are discussed more fully under the section titled “Risk Factors” and include, but are not limited to the following:

•
general economic conditions, including the potential impact of inflation and interest rates on Navient and its clients and customers and on the creditworthiness of third parties;
•
increased defaults on education loans held by us;
•
unanticipated repayment trends on education loans including prepayments or deferrals resulting from new interpretations of current laws, rules or regulations or future laws, executive orders or other policy initiatives that operate to encourage or require consolidation, abolish existing or create additional income-based repayment or debt forgiveness programs or establish other policies and programs or extensions of previously announced deadlines which may increase the prepayment rates on education loans and accelerate repayment of the bonds in our securitization trusts;
•
a reduction in our credit ratings;
•
changes to applicable laws, rules, regulations and government policies and expanded regulatory and governmental oversight;
•
changes in the general interest rate environment, including the availability of any relevant money-market index rate or the relationship between the relevant money-market index rate and the rate at which our assets are priced;
•
the interest rate characteristics of our assets do not always match those of our funding arrangements;
•
adverse market conditions or an inability to effectively manage our liquidity risk or access liquidity could negatively impact us;
•
the cost and availability of funding in the capital markets;
•
our ability to earn Floor Income and our ability to enter into hedges relative to that Floor Income are dependent on the future interest rate environment and therefore is variable;
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
•
acquisitions, strategic initiatives and investments or divestitures that we pursue;
•
shareholder activism; and
•
reputational risk and social factors.

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

In addition, copies of our Board Governance Guidelines, Code of Business Conduct (which includes the code of ethics applicable to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and the governing charters for each committee of our Board of Directors are available free of charge on our website at navient.com/investors/corporate-governance, as well as in print to any shareholder upon request. We intend to disclose any amendments to or waivers from our Code of Business Conduct (to the extent applicable to our Principal Executive Officer or Principal Financial and Accounting Officer) by posting such information on our website.

Information contained or referenced on the foregoing websites is not incorporated by reference into and does not form a part of this Form 10-K. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

In addition to Core Earnings, we present the following other non-GAAP financial measures: Tangible Equity, Adjusted Tangible Equity Ratio, Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA) (for the Business Processing segment), and Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off Loans. Definitions for the non-GAAP financial measures and reconciliations are provided below, except that reconciliations of forward-looking non-GAAP financial measures are not provided because the Company is unable to provide such reconciliations without unreasonable effort due to the uncertainty and inherent difficulty of predicting the occurrence and financial impact of certain items, including, but not limited to, the impact of any mark-to-market gains/losses resulting from our use of derivative instruments to hedge our economic risks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a further discussion and a complete reconciliation between GAAP net income and Core Earnings.

Business

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

With a focus on data-driven insights, service, compliance and innovative support, Navient’s business consists of:

NAVIENT®

Federal Education Loans

Consumer Lending

Business Processing

•
Federal Education Loans

We own a portfolio of $38 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. As a servicer on our own portfolio and for third parties, we deploy data-driven approaches to support the success of our customers. Our flexible and scalable infrastructure manages large volumes of complex transactions, simplifying the customer experience and continually improving efficiency.

•
Consumer Lending

We help students and families succeed through the college journey with innovative planning tools, student loans and refinancing products. Our $17 billion Private Education Loan portfolio demonstrates high customer success rates. In 2023, we originated approximately $1 billion of Private Education Loans.

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

•
Improving customer experience and success. We continually make enhancements to improve the customer experience, drawing from a variety of inputs including customer surveys, analysis of customer inquiries and activities, complaint data, and regulator commentary. Across our businesses, our customer-facing representatives are trained to provide empathetic, accurate support.
•
Commitment to compliance. We maintain a robust, multi-layered compliance management system and thoroughly understand and comply with applicable federal, state, and local laws. We follow the industry-leading “Three Lines Model” compliance framework. This framework and other compliance protocols ensure we adhere to key industry laws and regulations including but not limited to: Fair and Accurate Credit Transactions Act (FACTA); Fair Credit Reporting Act (FCRA); Fair Debt Collection Practices Act (FDCPA); Electronic Funds Transfer Act (EFTA); Equal Credit Opportunity Act (ECOA); Gramm-Leach-Bliley Act (GLBA); Health Insurance Portability and Accountability Act (HIPAA); IRS Publication 1075; Servicemembers Civil Relief Act (SCRA); Military Lending Act (MLA); Telephone Consumer Protection Act (TCPA); Truth in Lending Act (TILA); Unfair, Deceptive, or Abusive Acts and Practices (UDAAP); state laws; and state and city licensing.
•
Corporate social responsibility. We are committed to contributing to the social and economic wellbeing of our communities; fostering the success of our customers; supporting a culture of integrity, inclusion and equality in our workforce; and embracing sustainable business practices. Navient has earned recognition from a variety of leading organizations for our continued commitment to fostering diversity. Our employees are engaged in our communities through company-sponsored volunteering and philanthropic programs.

Navient is committed to a sustainable future. We leverage technologies that minimize energy use in our office buildings and promote widespread adoption of “paperless” digital customer communications. Navient prioritizes the usage of power-saving features to our buildings to reduce energy usage. Energy efficiency and reducing carbon dioxide (CO2) and CO2 equivalents are among the many factors considered in our real estate decisions.

Strong Financial Performance Resulting in a Strong Capital Return

Our 2023 results continue to demonstrate the strength of our business model and our ability to deliver predictable and meaningful cash flow and earnings in a variety of economic environments.

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

In December 2021, our Board of Directors approved a share repurchase program authorizing the purchase of up to $1 billion of the Company’s outstanding common stock. At December 31, 2023, $290 million remained in share repurchase authorization.

To inform our capital allocation decisions, we use the Adjusted Tangible Equity Ratio(1) in addition to other metrics. Our GAAP equity-to-asset ratio was 4.5% and our Adjusted Tangible Equity Ratio(1) was 8.2% as of December 31, 2023.

(Dollars and shares in millions)	2023	2022
Shares repurchased	18.0	24.8
Reduction in shares outstanding	13%	15%
Total repurchases in dollars	$310	$400
Dividends paid	$78	$91
Total Capital Returned(2)	$388	$491
GAAP equity-to-asset ratio	4.5%	4.2%
Adjusted Tangible Equity Ratio(1)	8.2%	7.7%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”
(2)
Capital Returned is defined as share repurchases and dividends paid.

Recent Business Developments

On January 30, 2024, as a result of an in-depth review of our business, Navient announced strategic actions to simplify our company, reduce our expense base, and enhance our flexibility. The three strategic actions are:

•
Adopt a variable, outsourced servicing model. Navient entered into a binding letter of intent on January 29, 2024 that will transition our student loan servicing to MOHELA, a leading provider of student loan servicing for government and commercial enterprises. This transaction is intended to create a variable cost structure for the servicing of our student loan portfolios and provides attractive unit economics across a wide range of servicing volume scenarios. Navient and MOHELA will work toward ensuring a seamless transition in the coming months and providing customers with uninterrupted servicing of their loans. This transition is expected to include over 800 employees becoming employees of MOHELA and utilize the same servicing system provider currently used by Navient.
•
Explore strategic options for the business processing segment. Navient has launched a process to explore a range of value-creating options for our business processing segment. Through various subsidiary brands, this segment provides high-quality business processing services to a variety of government and healthcare clients, including hospitals, toll-road authorities, state revenue divisions, and federal agencies. In conjunction with the decision to outsource student loan servicing, exploring options for the business processing segment increases the opportunities for shared cost reduction. Navient is working with financial and legal advisors to assist the Company in exploring strategic options for this segment, which may include a sale of the segment in whole or in part.
•
Streamline shared services infrastructure and corporate footprint. As we implement the above actions, we also plan to reshape our shared services functions and corporate footprint to align with the needs of a more focused, flexible and streamlined company.

Implementation of these actions has begun and is expected to be largely complete over the next 18 to 24 months.

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

Navient’s portfolio of FFELP Loans as of December 31, 2023 was $38 billion. We expect this portfolio to have an amortization period in excess of 15 years, with a 7-year remaining weighted average life. The segment net interest margin was 1.12% in 2023. Navient’s goal is to support customers to successfully pay off their loans while optimizing the performance of our FFELP Loan portfolio. As a result of the long-term funding strategy used for our FFELP Loan portfolio and the guarantees provided on these loans, the portfolio generally generates consistent and predictable earnings and cash flows. As of December 31, 2023, approximately 90% of the FFELP Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are protected by contractual rights to recovery from the United States pursuant to guaranty agreements among the Department of Education (ED) and these agencies. These guaranty agreements generally cover at least 97% of a FFELP Loan’s principal and accrued interest for loans that default. Legislation enacted in 2010 discontinued the FFELP program as of July 1, 2010, while keeping terms and conditions of previous education loans made under the program intact. As a result of the FFELP program being discontinued, this segment is expected to wind down over time.

Consumer Lending Segment

Navient owns, originates and services refinance and in-school Private Education Loans. "Refinance" Private Education Loans are loans where a borrower has refinanced their education loans, and "In-school" Private Education Loans are loans originally made to borrowers while they are attending school. We generate revenue primarily through net interest income on our Private Education Loan portfolio.

Through our Earnest brand, we help students and families on the planning and paying for college journey. Our digital tools empower people to find scholarships and compare financial aid offers. We believe our 50 years of experience, product design, digital marketing strategies, and origination and servicing platform provide a unique competitive advantage. We see meaningful growth opportunities in originating Private Education Loans, generating attractive long-term, risk-adjusted returns.

Through our Earnest and NaviRefi brands, our refinancing loan products enable college graduates and professionals to refinance their student loans at lower interest rates. At December 31, 2023, Navient held $9 billion of Private Education Refinance Loans, with 2023 originations of $647 million compared to $1.7 billion in 2022. The decrease in originations is primarily the result of borrowers with fixed interest rate loans having less of an incentive to refinance in light of the significant increase in interest rates that occurred in 2022 and 2023. Our Earnest in-school Private Education Loan product offers consumer-friendly features to college students and their cosigners who need additional funding to pursue higher education. We also offer a parent loan to help parents, guardians, or sponsors cover the cost of a child’s education. In-school originations were $324 million in 2023 compared to $322 million in 2022.

Private Education Loan Originations
Loan Originations per Year (in millions)
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
2021
2022
2023
Refinance Loan Originations per Year
In-School Originations per Year

(Dollars in millions)	2021	2022	2023
Refinance loan originations	$5,811	$1,680	$647
In-school loan originations	$212	$322	$324
Total loan originations	$6,023	$2,002	$971

Navient’s total portfolio of Private Education Loans as of December 31, 2023 was $17 billion. We expect the portfolio to have an amortization period in excess of 15 years, with a 5-year remaining weighted average life. The segment net interest margin was 3.04% in 2023. Our goal is to support our customers to successfully pay off their loans, while optimizing the performance of our Private Education Loan portfolio.

We carefully manage the credit risk of our portfolio through rigorous underwriting, high-quality servicing and risk mitigation practices, and appropriate use of forbearance and loan modification programs. As of December 31, 2023, approximately 70% of the Private Education Loans held by Navient were funded to term with non-recourse, long-term securitization debt.

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

In this segment, Navient generated net income of $28 million in 2023, down $12 million from 2022, and EBITDA(1) of $39 million in 2023, down $14 million from 2022. The decrease in EBITDA(1) was a result of a $9 million decrease in revenue due to the expected $83 million reduction in revenue from the wind-down of pandemic-related contracts, which was partially offset by a $74 million (or 30%) increase in revenue from services for our traditional services clients. We have been able to leverage our performance on pandemic contracts into new service areas, and we see meaningful opportunities for our services.

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

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures.”

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
•
Navient has been recognized as an APEX award winner by Training magazine – the premier learning industry awards program recognizing the most successful learning and development programs in the world. We offer opportunities for employees to participate in both internal and external programs to support their growth and development.
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

Team Size. As of December 31, 2023, we had approximately 4,500 employees. None of our employees are covered by collective bargaining agreements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion and analysis also contains forward-looking statements and should be read in conjunction with the disclosures and information contained in “Forward-Looking and Cautionary Statements” and “Risk Factors” in this Form 10-K.

The objective of this discussion and analysis is to allow investors to view the Company from management’s perspective. Accordingly, we provide the reader with narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows. The discussion that follows is primarily focused on 2023 versus 2022 results. Discussion and analysis of 2022 results compared to 2021 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 24, 2023.

Selected Historical Financial Information and Ratios

	Years Ended December 31,
(In millions, except per share data)	2023	2022	2021
GAAP Basis
Net income	$228	$645	$717
Diluted earnings per common share	$1.85	$4.49	$4.18
Weighted average shares used to compute diluted earnings per share	123	144	172
Return on assets	.36%	.87%	.88%
Dividends per common share	$.64	$.64	$.64
Return on common stockholders' equity	8%	22%	27%
Dividend payout ratio	35%	14%	15%
Average equity/average assets	4.43%	3.78%	3.20%
Total assets	$61,375	$70,795	$80,605
Total borrowings	$57,628	$66,896	$76,978
Total Navient Corporation stockholders' equity	$2,760	$2,977	$2,597
Book value per common share	$24.32	$22.86	$16.89

Core Earnings Basis(1)
Net income(1)	$303	$458	$551
Diluted earnings per common share(1)	$2.45	$3.19	$3.21
Weighted average shares used to compute diluted earnings per share	123	144	172
Net interest margin, Federal Education Loans segment	1.12%	1.01%	.99%
Net interest margin, Consumer Lending segment	3.04%	2.81%	2.92%
Return on assets	.48%	.62%	.68%

Education Loan Portfolios
Ending FFELP Loans, net	$37,925	$43,525	$52,641
Ending Private Education Loans, net	16,902	18,725	20,171
Ending total education loans, net	$54,827	$62,250	$72,812
Average FFELP Loans	$41,191	$49,183	$56,018
Average Private Education Loans	18,463	20,524	21,225
Average total education loans	$59,654	$69,707	$77,243

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures — Core Earnings.”

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

2023 GAAP net income was $228 million ($1.85 diluted earnings per share), compared with $645 million ($4.49 diluted earnings per share) in the prior year. See “Results of Operations — GAAP Comparison of 2023 Results with 2022” for a discussion of the primary contributors to the change in GAAP earnings between periods.

2023 Core Earnings net income was $303 million ($2.45 diluted Core Earnings per share), compared with $458 million ($3.19 diluted Core Earnings per share) for 2022. See “Segment Results” for a discussion of the primary contributors to the change in Core Earnings between periods.

Financial highlights of 2023 include:

Federal Education Loans segment:

•
Net income of $319 million.
•
Net interest margin of 1.12%.

Consumer Lending segment:

•
Net income of $287 million.
•
Net interest margin of 3.04%.
•
Originated $971 million of Private Education Loans.

Business Processing segment:

•
Revenue of $321 million.
•
Net income of $28 million and EBITDA(1) of $39 million.

Capital, funding and liquidity:

•
GAAP equity-to-asset ratio of 4.5% and adjusted tangible equity ratio(1) of 8.2%.
•
Repurchased $310 million of common shares. $290 million common share repurchase authority remains outstanding.
•
Paid $78 million in common stock dividends.
•
Retired $850 million of unsecured debt, resulting in a pre-tax loss of $8 million.
•
Issued $1.0 billion of unsecured debt and $1.2 billion of asset-backed securities.

Operating Expenses:

•
Operating expenses of $720 million, excluding $80 million of regulatory-related expenses.

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Results of Operations

GAAP Income Statements

				Increase (Decrease)
	Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
(Dollars in millions, except per share amounts)	2023	2022	2021	$	%	$	%
Interest income
FFELP Loans	$2,897	$1,966	$1,464	$931	47%	$502	34%
Private Education Loans	1,369	1,195	1,181	174	15	14	1
Cash and investments	153	62	3	91	147	59	1,967
Total interest income	4,419	3,223	2,648	1,196	37	575	22
Total interest expense	3,557	2,102	1,316	1,455	69	786	60
Net interest income	862	1,121	1,332	(259)	(23)	(211)	(16)
Less: provisions for loan losses	123	79	(61)	44	56	140	230
Net interest income after provisions for loan losses	739	1,042	1,393	(303)	(29)	(351)	(25)
Other income (loss):
Servicing revenue	64	77	168	(13)	(17)	(91)	(54)
Asset recovery and business processing revenue	321	336	539	(15)	(4)	(203)	(38)
Other income	21	32	30	(11)	(34)	2	7
Gains on sales of loans	—	—	78	—	—	(78)	(100)
Losses on debt repurchases	(8)	—	(73)	(8)	100	73	(100)
Gains (losses) on derivative and hedging activities, net	11	171	64	(160)	(94)	107	167
Total other income	409	616	806	(207)	(34)	(190)	(24)
Expenses:
Operating expenses	800	776	1,207	24	3	(431)	(36)
Goodwill and acquired intangible assets impairment and amortization expense	10	19	30	(9)	(47)	(11)	(37)
Restructuring/other reorganization expenses	25	36	26	(11)	(31)	10	38
Total expenses	835	831	1,263	4	—	(432)	(34)
Income before income tax expense	313	827	936	(514)	(62)	(109)	(12)
Income tax expense	85	182	219	(97)	(53)	(37)	(17)
Net income	$228	$645	$717	$(417)	(65)%	$(72)	(10)%
Basic earnings per common share	$1.87	$4.54	$4.23	$(2.67)	(59)%	$.31	7%
Diluted earnings per common share	$1.85	$4.49	$4.18	$(2.64)	(59)%	$.31	7%
Dividends per common share	$.64	$.64	$.64	$—	—%	$—	—%

GAAP Comparison of 2023 Results with 2022

For the year ended December 31, 2023, net income was $228 million, or $1.85 diluted earnings per common share, compared with net income of $645 million, or $4.49 diluted earnings per common share, for the year-ago period.

The primary contributors to the change in net income are as follows:

•
Net interest income decreased by $259 million primarily as a result of a $129 million decrease in mark-to-market gains on fair value hedges recorded in interest expense, the paydown of the FFELP and Private Education Loan portfolios and an increase in interest rates.
•
Provisions for loan losses increased $44 million from $79 million to $123 million:
o
The provision for FFELP Loan losses increased $56 million from $0 to $56 million.
o
The provision for Private Education Loan losses decreased $12 million from $79 million to $67 million.

The FFELP Loan provision for loan losses of $56 million in the current period was primarily a result of the continued extension of the portfolio and the resulting increase in both the expected future defaults and the premium allocated to all expected future defaults.

The Private Education Loan provision for loan losses of $67 million in the current period included $25 million in connection with loan originations, $35 million related to internal policy changes being made to reflect changing regulatory expectations related to school misconduct discharges on certain populations of private loans, $29 million related to changes in the net charge-off rates on defaulted loans, $23 million in connection with the resolution of certain private legacy loans in bankruptcy and $22 million related to a general reserve build, which was partially offset by a $67 million reduction in connection with the adoption of a new accounting standard, Accounting Standards Update (ASU) No. 2022-02, “Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures.” The provision of $79 million in the year-ago period included $34 million in connection with loan originations, $33 million related to changes in the net charge-off rates on defaulted loans and $12 million related to a general reserve build.

We adopted ASU No. 2022-02 on January 1, 2023. This new ASU eliminates the troubled debt restructurings (TDRs) recognition and measurement guidance. Prior to adopting this new guidance, as it relates to interest rate concessions granted as part of our Private Education Loan modification program, a discounted cash flow model was used to calculate the amount of interest forgiven for loans that were in the program and the present value of that interest rate concession was included as a part of the allowance for loan loss. This new guidance no longer allows the measurement and recognition of this element of our allowance for loan loss for new modifications that occur subsequent to January 1, 2023. As of December 31, 2022, the allowance for loan loss included $77 million related to this interest rate concession component of the allowance for loan loss. We elected to adopt this amendment using a prospective transition method which has resulted and will continue to result in the $77 million releasing between 2023 and 2024 as the borrowers exit their current modification programs. $67 million of the $77 million was released in 2023, and we expect that the remaining $10 million will release in 2024.

•
Asset recovery and business processing revenue decreased $15 million primarily as a result of the expected $83 million reduction in revenue from the wind-down of Business Processing pandemic-related contracts, which was partially offset by a $74 million increase in revenue from services for our traditional Business Processing clients. The remaining $6 million decrease was related to revenue earned in our Federal Education Loans segment and was a result of exiting that business line in fourth-quarter 2022.
•
Losses on debt repurchases increased $8 million. We repurchased $850 million of debt at an $8 million loss in the current period. There were no debt repurchases in the year-ago period. The benefit of these repurchases is a reduction of interest expense in the future.
•
Net gains on derivative and hedging activities decreased $160 million. The primary factors affecting the change were interest rate fluctuations. Valuations of derivative instruments fluctuate based upon many factors including changes in interest rates and other market factors. As a result, net gains and losses on derivative and hedging activities may vary significantly in future periods.
•
Operating expenses increased $24 million primarily related to a $73 million contingency loss accrual (regulatory-related expense) recorded in the second half of 2023 related to recent developments in connection with Consumer Financial Protection Bureau (CFPB) matters. The remaining $49 million decrease in operating expenses was primarily a result of a decline in overall servicing costs as well as exiting the Federal Education Loans segment’s asset recovery business line in the fourth quarter of 2022.

•
Goodwill and acquired intangible asset impairment and amortization expense decreased $9 million primarily due to $6 million of impairment in 2022 of a Business Processing segment customer relationship asset as a result of exiting a line of business. No acquired intangible assets were impaired in 2023.
•
Restructuring expenses declined $11 million. In 2023, these expenses relate primarily to severance costs incurred in connection with the CEO transition as well as a facility lease termination and impairment of a facility held for sale in conjunction with the implementation of certain efficiency initiatives. Expense in 2022 primarily relates to costs for severance and facility lease terminations in connection with the Company's decision to exit the FFELP asset recovery business and consolidate certain business lines.
•
The effective income tax rates for the current and year-ago periods were 27% and 22%, respectively. The movement in the effective income tax rate was primarily driven by the reduction of tax and interest on state uncertain tax positions in the year-ago period and changes in the valuation allowance attributable to the deferred tax asset for state disallowed interest expense carryovers in the current period.

We repurchased 18.0 million and 24.8 million shares of our common stock during 2023 and 2022, respectively. As a result of repurchases, our average outstanding diluted shares decreased by 21 million common shares (or 15%) from the year-ago period.

Segment Results

Federal Education Loans Segment

The following table presents Core Earnings results for our Federal Education Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Interest income:
FFELP Loans	$2,901	$1,955	$1,405	48%	39%
Cash and investments	76	32	—	138	100
Total interest income	2,977	1,987	1,405	50	41
Total interest expense	2,497	1,468	830	70	77
Net interest income	480	519	575	(8)	(10)
Less: provision for loan losses	56	—	—	100	—
Net interest income after provision for loan losses	424	519	575	(18)	(10)
Other income (loss):
Servicing revenue	52	65	162	(20)	(60)
Asset recovery and business processing revenue	—	6	51	(100)	(88)
Other revenue	14	31	25	(55)	24
Total other income	66	102	238	(35)	(57)
Direct operating expenses	72	106	223	(32)	(52)
Income before income tax expense	418	515	590	(19)	(13)
Income tax expense	99	108	136	(8)	(21)
Net income	$319	$407	$454	(22)%	(10)%

Highlights of 2023 vs. 2022

•
Net income was $319 million compared to $407 million.
•
Net interest income decreased $39 million primarily due to the impact of increasing interest rates on the different index resets for the segment's assets and debt, as well as reducing floor income earned on the FFELP Loans. The paydown of the loan portfolio also reduced net interest income. These decreases were partially offset by a $48 million benefit in 2023 related to the decrease in the speed of loan premium amortization in connection with the continued extension of the FFELP loan portfolio.
•
Provision for loan losses increased $56 million. The $56 million of provision for loan losses in 2023 was primarily a result of the continued extension of the portfolio and the resulting increase in both the expected future defaults and the premium allocated to all expected future defaults.
o
Net charge-offs were $63 million compared to $40 million.
o
Delinquencies greater than 90 days were $2.3 billion compared to $3.3 billion.
o
Forbearances were $6.1 billion compared to $7.6 billion.
•
Other income decreased $36 million primarily due to the discontinuation in 2022 of contract-exit transition services provided to third parties, as well as the paydown of the portfolio on which servicing fees are earned.
•
Expenses were $34 million lower as a result of the paydown of the loan portfolio, lower contract-exit transition services referenced above, as well as exiting the asset recovery business line in the fourth quarter of 2022.

Key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Segment net interest margin	1.12%	1.01%	.99%
FFELP Loans:
FFELP Loan spread	1.23%	1.11%	1.06%
Provision for loan losses	$56	$—	$—
Net charge-offs	$63	$40	$26
Net charge-off rate	.19%	.10%	.06%
Greater than 30-days delinquency rate	13.9%	15.6%	10.6%
Greater than 90-days delinquency rate	7.5%	9.6%	4.8%
Forbearance rate	16.8%	18.1%	12.4%
Average FFELP Loans	$41,191	$49,183	$56,018
Ending FFELP Loans, net	$37,925	$43,525	$52,641

(Dollars in billions)
Total federal loans serviced	$44	$51	$61

Net Interest Margin

The following table details the net interest margin.

	Years Ended December 31,
	2023	2022	2021
FFELP Loan yield	6.59%	3.55%	1.91%
Floor Income	.45	.42	.60
FFELP Loan net yield	7.04	3.97	2.51
FFELP Loan cost of funds	(5.81)	(2.86)	(1.45)
FFELP Loan spread	1.23	1.11	1.06
Other interest-earning asset spread impact	(.11)	(.10)	(.07)
Net interest margin(1)	1.12%	1.01%	.99%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
FFELP Loans	$41,191	$49,183	$56,018
Other interest-earning assets	1,673	2,110	1,816
Total FFELP Loan interest-earning assets	$42,864	$51,293	$57,834

As of December 31, 2023, our FFELP Loan portfolio totaled $37.9 billion, comprised of $13.6 billion of FFELP Stafford Loans and $24.3 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios as of December 31, 2023 was 7 years and 8 years, respectively, assuming a Constant Prepayment Rate (CPR) of 7% and 5%, respectively.

Floor Income

The following table analyzes on a Core Earnings basis the ability of the FFELP Loans in our portfolio to earn Floor Income after December 31, 2023 and 2022, based on interest rates as of those dates.

(Dollars in billions)	December 31, 2023	December 31, 2022
Education loans eligible to earn Floor Income	$37.7	$43.2
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(17.9)	(20.5)
Less: economically hedged Floor Income	(3.2)	(12.3)
Education loans eligible to earn Floor Income after rebates and economically hedged	$16.6	$10.4
Education loans earning Floor Income	$1.1	$—

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged with derivatives for the period January 1, 2024 to December 31, 2028.

(Dollars in billions)	2024	2025	2026	2027	2028
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$1.8	$.9	$.7	$.3	$.3

Servicing Revenue

Servicing revenue decreased $13 million primarily as a result of the paydown of the FFELP Loan portfolio serviced.

Asset Recovery and Business Processing Revenue

Asset recovery and business processing revenue decreased $6 million as a result of exiting the asset recovery business in the fourth quarter of 2022.

Other Revenue

Other revenue decreased $17 million primarily due to the discontinuation in 2022 of contract-exit transition services provided to third parties.

Operating Expenses

Operating expenses for the Federal Education Loans segment primarily include costs incurred to perform servicing on our FFELP Loan portfolio and federal education loans held by other institutions. Expenses were $34 million lower as a result of the paydown of the loan portfolio, lower contract-exit transition services referenced above, as well as exiting the asset recovery business line in the fourth quarter of 2022.

Various Federal Loan Forgiveness Plans

On August 24, 2022, the Biden-Harris Administration announced its Student Debt Relief (SDR) Plan. The SDR Plan would have provided up to $20,000 in one-time debt relief to income-qualified recipients with ED held student loans and a repayment pause on ED held loans. Privately held FFELP Loans, like ours, were not eligible for debt forgiveness.

A number of states and private organizations initiated legal challenges to the SDR Plan in various courts throughout the country. On June 30, 2023, the Supreme Court ruled that ED was prohibited from implementing the SDR Plan, and student loan payments on ED held loans resumed in October 2023. After the invalidation of the SDR Plan, ED announced that it had begun a new rulemaking process to consider other ways to provide debt relief to borrowers, which could include borrowers with privately held FFELP Loans. ED held several public meeting sessions with a negotiated rulemaking committee in the fourth quarter of 2023 and in the first quarter of 2024. ED is expected to publish proposed regulations for public comment in May 2024.

In addition, on July 10, 2023, ED issued final regulations on income-driven repayment plans for Direct loans, which are student loans held by ED. Eligible FFELP borrowers can access the new changes by consolidating their loans into the Direct Loan Program. The new regulations are effective July 1, 2024; however, ED has elected early implementation for some features starting July 30, 2023. The regulations provide a lower monthly loan payment on a Direct loan by decreasing discretionary income (i.e., taxable income over 225% of the federal poverty guideline), decreasing the percentage of discretionary income that must be paid toward a Direct loan to 5% (for undergraduates), and providing the option for married borrowers to exclude their spouse’s income from being factored by filing a separate tax return. Other changes provide for the elimination of accrued interest that is not covered by the monthly payment amount, provide credit towards loan forgiveness that counts certain periods of deferment and forbearance, a shorter loan forgiveness period (10-years) for borrowers with an original principal balance less than or equal to $12,000, and credit toward loan forgiveness for eligible payments on a Direct or FFELP loan that is repaid by a Direct Consolidation loan. This new income-driven repayment plan may increase consolidation activity in the future as FFELP borrowers consolidate their loans into the Direct Loan Program in order to be eligible for the new income-driven repayment plan. This could have a material impact on the Company’s results in future periods.

Consumer Lending Segment

The following table presents Core Earnings results for our Consumer Lending segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Interest income:
Private Education Loans	$1,369	$1,195	$1,181	15%	1%
Cash and investments	27	10	2	170	400
Interest income	1,396	1,205	1,183	16	2
Interest expense	816	611	541	34	13
Net interest income	580	594	642	(2)	(7)
Less: provision for loan losses	67	79	(61)	(15)	230
Net interest income after provision for loan losses	513	515	703	—	(27)
Other income (loss):
Servicing revenue	12	12	6	—	100
Other revenue	2	1	—	100	100
Gains on sales of loans	—	—	91	—	(100)
Total other income	14	13	97	8	(87)
Direct operating expenses	151	148	162	2	(9)
Income before income tax expense	376	380	638	(1)	(40)
Income tax expense	89	80	146	11	(45)
Net income	$287	$300	$492	(4)%	(39)%

Highlights of 2023 vs. 2022

•
Originated $971 million of Private Education Loans compared to $2.0 billion.
o
Refinance Loan originations were $647 million compared to $1.7 billion. The decrease in originations is primarily the result of borrowers with fixed interest rate loans having less of an incentive to refinance in light of the significant increase in interest rates that occurred during 2022 and 2023 which was primarily the result of historically high inflation.
o
In-school loan originations were $324 million compared to $322 million.
•
Net income was $287 million compared to $300 million.
•
Net interest income decreased $14 million primarily due to the paydown of the loan portfolio, offset by an increase in the net interest margin primarily due to improved funding spreads.
•
Provision for loan losses decreased $12 million. The provision for loan losses of $67 million in 2023 included $25 million in connection with loan originations, $35 million related to internal policy changes being made to reflect changing regulatory expectations related to school misconduct discharges on certain populations of private loans, $29 million related to changes in the net charge-off rates on defaulted loans, $23 million in connection with the resolution of certain private legacy loans in bankruptcy and $22 million related to a general reserve build, which was partially offset by a $67 million reduction in connection with the adoption of a new accounting standard (see "Results of Operations — GAAP Comparison of 2023 Results with 2022" for further details). The provision of $79 million in the year-ago period included $34 million in connection with loan originations, $33 million related to changes in the net charge-off rates on defaulted loans and $12 million related to a general reserve build.
o
Excluding the $25 million and $30 million, respectively, related to the change in the net charge-off rate on defaulted loans, net charge-offs were $273 million compared with $313 million.
o
Private Education Loan delinquencies greater than 90 days: $380 million, down $31 million from $411 million.
o
Private Education Loan forbearances: $363 million, down $38 million from $401 million.
•
Expenses increased $3 million.

Key performance metrics are as follows:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Segment net interest margin	3.04%	2.81%	2.92%
Private Education Loans (including Refinance Loans):
Private Education Loan spread	3.18%	2.95%	3.12%
Provision for loan losses	$67	$79	$(61)
Net charge-offs(1)	$273	$313	$153
Net charge-off rate(1)	1.54%	1.59%	.76%
Greater than 30-days delinquency rate	5.1%	5.0%	3.2%
Greater than 90-days delinquency rate	2.3%	2.2%	1.5%
Forbearance rate	2.1%	2.1%	2.6%
Average Private Education Loans	$18,463	$20,524	$21,225
Ending Private Education Loans, net	$16,902	$18,725	$20,171
Private Education Refinance Loans:
Net charge-offs	$32	$20	$11
Greater than 90-day delinquency rate	.4%	.2%	.1%
Average balance of Private Education Refinance Loans	$9,206	$9,984	$8,876
Ending balance of Private Education Refinance Loans	$8,752	$9,516	$9,791
Private Education Refinance Loan originations	$647	$1,680	$5,811

(1)
Excludes $25 million, $30 million and $16 million of charge-offs on the expected future recoveries of previously fully charged-off loans in 2023, 2022 and 2021, respectively, as a result of increasing the net charge-off rate on defaulted loans.

Net Interest Margin

The following table details the net interest margin.

	Years Ended December 31,
	2023	2022	2021
Private Education Loan yield	7.42%	5.82%	5.57%
Private Education Loan cost of funds	(4.24)	(2.87)	(2.45)
Private Education Loan spread	3.18	2.95	3.12
Other interest-earning asset spread impact	(.14)	(.14)	(.20)
Net interest margin(1)	3.04%	2.81%	2.92%

(1)
The average balances of the interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Private Education Loans	$18,463	$20,524	$21,225
Other interest-earning assets	593	644	787
Total Private Education Loan interest-earning assets	$19,056	$21,168	$22,012

The increase in the net interest margin from the prior years is primarily a result of improved funding spreads which was primarily the result of a portion of the variable rate education loans being funded by fixed rate debt in an increasing interest rate environment.

As of December 31, 2023, our Private Education Loan portfolio totaled $16.9 billion, comprised of $8.8 billion of refinance loans and $8.1 billion of non-refinance loans. The weighted-average life of this portfolio as of December 31, 2023 was 5 years and 5 years, respectively, assuming a Constant Prepayment Rate (CPR) of 10% and 10%, respectively.

Provision for Loan Losses

The provision for Private Education Loan losses decreased $12 million. The provision for loan losses of $67 million in 2023 included $25 million in connection with loan originations, $35 million related to internal policy changes being made to reflect changing regulatory expectations related to school misconduct discharges on certain populations of private loans, $29 million related to changes in the net charge-off rates on defaulted loans, $23 million in connection with the resolution of certain private legacy loans in bankruptcy and $22 million related to a general reserve build. This was partially offset by a $67 million reduction in connection with the adoption of a new accounting standard (see "Results of Operations — GAAP Comparison of 2023 Results with 2022" for further details). The provision of $79 million in the year-ago period included $34 million in connection with loan originations, $33 million related to changes in the net charge-off rates on defaulted loans and $12 million related to a general reserve build.

Operating Expenses

Operating expenses for our consumer lending segment include costs to originate, acquire, service and collect on our consumer loan portfolio. Operating expenses increased $3 million.

Business Processing Segment

The following table presents Core Earnings results for our Business Processing segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Business processing revenue	$321	$330	$488	(3)%	(32)%
Direct operating expenses	285	280	360	2	(22)
Income before income tax expense	36	50	128	(28)	(61)
Income tax expense	8	10	29	(20)	(66)
Net income	$28	$40	$99	(30)%	(60)%

Highlights of 2023 vs. 2022

•
Revenue was $321 million, $9 million lower due to a $74 million increase in revenue from services for our traditional Business Processing clients, which was more than offset by the expected $83 million reduction in revenue from the wind-down of pandemic-related contracts.
•
Net income was $28 million compared to $40 million.
•
EBITDA(1) was $39 million, down $14 million, primarily the result of the revenue decrease discussed above.

Key performance metrics are as follows:

	As of December 31,
(Dollars in millions)	2023	2022	2021
Revenue from government services	$200	$187	$258
Revenue from healthcare services	121	143	230
Total fee revenue	$321	$330	$488
EBITDA(1)	$39	$53	$136
EBITDA margin(1)	12%	16%	28%

(1)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Other Segment

The following table presents Core Earnings results for our Other segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net interest loss after provision for loan losses	$(114)	$(87)	$(69)	31%	26%
Other income (loss):
Other revenue	5	—	5	100	(100)
Losses on debt repurchases	(8)	—	(73)	100	(100)
Total other income (loss)	(3)	—	(68)	(100)	(100)
Expenses:
Unallocated shared services operating expenses:
Unallocated information technology costs	80	85	65	(6)	31
Unallocated corporate costs	212	157	397	35	(60)
Total unallocated shared services operating expenses	292	242	462	21	(48)
Restructuring/other reorganization expenses	25	36	26	(31)	38
Total expenses	317	278	488	14	(43)
Loss before income tax benefit	(434)	(365)	(625)	19	(42)
Income tax benefit	(103)	(76)	(131)	36	(42)
Net loss	$(331)	$(289)	$(494)	15%	(41)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses is due to the negative carrying cost of our corporate liquidity portfolio. The amount of the net interest loss is primarily a result of the size of the liquidity portfolio as well as the cost of funds of the debt funding the corporate liquidity portfolio.

Unallocated Shared Services Expenses

Unallocated shared services operating expenses are costs primarily related to information technology costs related to infrastructure and operations, stock-based compensation expense, accounting, finance, legal, compliance and risk management, regulatory-related expenses, human resources, certain executive management and the Board of Directors. Regulatory-related expenses include actual settlement amounts as well as third-party professional fees we incur in connection with such regulatory matters and are presented net of any insurance reimbursements for covered costs related to such matters. Expenses increased $50 million from the prior year primarily as a result of a $73 million increase in regulatory-related expenses. Regulatory-related expenses were $80 million and $7 million in 2023 and 2022, respectively, with 2023 including a $73 million contingency loss accrual related to recent developments in connection to CFPB matters. The remaining $23 million decrease in expenses was primarily the result of ongoing initiatives to reduce costs and improve operating efficiency.

See “Note 12 — Commitments, Contingencies and Guarantees” for a discussion of legal and regulatory matters where it is reasonably possible that a loss contingency exists. The Company is unable to anticipate the timing of a resolution or the impact that certain matters may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with certain matters and reserves have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

Restructuring/Other Reorganization Expenses

These expenses declined $11 million. In 2023, these expenses relate primarily to severance costs incurred in connection with the CEO transition as well as a facility lease termination and impairment of a facility held for sale in conjunction with the implementation of certain efficiency initiatives. Expense in 2022 primarily related to costs for severance and facility lease terminations in connection with the Company's decision to exit the FFELP asset recovery business and consolidate certain business lines.

Financial Condition

This section provides information regarding the balances, activity and credit performance metrics of our education loan portfolio.

Summary of our Education Loan Portfolio

Ending Education Loan Balances, net

	December 31, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$12	$—	$12	$70	$82
Grace, repayment and other(2)	13,708	24,420	38,128	17,449	55,577
Total	13,720	24,420	38,140	17,519	55,659
Allowance for loan losses	(156)	(59)	(215)	(617)	(832)
Total education loan portfolio	$13,564	$24,361	$37,925	$16,902	$54,827
% of total FFELP	36%	64%	100%
% of total	25%	44%	69%	31%	100%

	December 31, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$16	$—	$16	$54	$70
Grace, repayment and other(2)	15,834	27,897	43,731	19,471	63,202
Total	15,850	27,897	43,747	19,525	63,272
Allowance for loan losses	(159)	(63)	(222)	(800)	(1,022)
Total education loan portfolio	$15,691	$27,834	$43,525	$18,725	$62,250
% of total FFELP	36%	64%	100%
% of total	25%	45%	70%	30%	100%

	December 31, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$20	$—	$20	$19	$39
Grace, repayment and other(2)	18,379	34,504	52,883	21,161	74,044
Total	18,399	34,504	52,903	21,180	74,083
Allowance for loan losses	(180)	(82)	(262)	(1,009)	(1,271)
Total education loan portfolio	$18,219	$34,422	$52,641	$20,171	$72,812
% of total FFELP	35%	65%	100%
% of total	25%	47%	72%	28%	100%

(1)
Loans for customers still attending school and are not yet required to make payments on the loan.
(2)
Includes loans in deferment or forbearance.

Education Loan Activity

	Year Ended December 31, 2023
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$15,691	$27,834	$43,525	$18,725	$62,250
Acquisitions (originations and purchases)(1)	—	—	—	970	970
Capitalized interest and premium/discount amortization	577	616	1,193	184	1,377
Refinancings and consolidations to third parties	(859)	(1,811)	(2,670)	(239)	(2,909)
Repayments and other	(1,845)	(2,278)	(4,123)	(2,738)	(6,861)
Ending balance	$13,564	$24,361	$37,925	$16,902	$54,827

	Year Ended December 31, 2022
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$18,219	$34,422	$52,641	$20,171	$72,812
Acquisitions (originations and purchases)(1)	1	1	2	2,049	2,051
Capitalized interest and premium/discount amortization	641	731	1,372	208	1,580
Refinancings and consolidations to third parties	(1,851)	(4,709)	(6,560)	(452)	(7,012)
Repayments and other	(1,319)	(2,611)	(3,930)	(3,251)	(7,181)
Ending balance	$15,691	$27,834	$43,525	$18,725	$62,250

	Year Ended December 31, 2021
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$19,607	$38,677	$58,284	$21,079	$79,363
Acquisitions (originations and purchases)(1)	70	41	111	5,993	6,104
Capitalized interest and premium/discount amortization	666	762	1,428	186	1,614
Refinancings and consolidations to third parties	(906)	(1,819)	(2,725)	(529)	(3,254)
Loan sales	—	—	—	(1,613)	(1,613)
Repayments and other	(1,218)	(3,239)	(4,457)	(4,945)	(9,402)
Ending balance	$18,219	$34,422	$52,641	$20,171	$72,812

(1)
Includes the origination of $176 million, $390 million and $1.7 billion of Private Education Refinance Loans in 2023, 2022 and 2021, respectively, that refinanced FFELP and Private Education Loans that were on our balance sheet.

FFELP Loan Portfolio Performance

	December 31,
	2023		2022		2021
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,557		$1,772		$2,220
Loans in forbearance(2)	6,147		7,603		6,292
Loans in repayment and percentage of each status:
Loans current	26,204	86.1%	29,004	84.4%	39,679	89.4%
Loans delinquent 31-60 days(3)	1,193	3.9	1,247	3.6	1,696	3.8
Loans delinquent 61-90 days(3)	746	2.5	833	2.4	904	2.0
Loans delinquent greater than 90 days(3)	2,293	7.5	3,288	9.6	2,112	4.8
Total FFELP Loans in repayment	30,436	100%	34,372	100%	44,391	100%
Total FFELP Loans	38,140		43,747		52,903
FFELP Loan allowance for losses	(215)		(222)		(262)
FFELP Loans, net	$37,925		$43,525		$52,641
Percentage of FFELP Loans in repayment		79.8%		78.6%		83.9%
Delinquencies as a percentage of FFELP Loans in repayment		13.9%		15.6%		10.6%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.8%		18.1%		12.4%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Private Education Loan Portfolio Performance

	December 31,
	2023		2022		2021
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$360		$354		$361
Loans in forbearance(2)	363		401		535
Loans in repayment and percentage of each status:
Loans current	15,935	94.9%	17,838	95.0%	19,634	96.8%
Loans delinquent 31-60 days(3)	308	1.8	335	1.8	222	1.1
Loans delinquent 61-90 days(3)	173	1.0	186	1.0	131	.6
Loans delinquent greater than 90 days(3)	380	2.3	411	2.2	297	1.5
Total Private Education Loans in repayment	16,796	100%	18,770	100%	20,284	100%
Total Private Education Loans	17,519		19,525		21,180
Private Education Loan allowance for losses	(617)		(800)		(1,009)
Private Education Loans, net	$16,902		$18,725		$20,171
Percentage of Private Education Loans in repayment		95.9%		96.1%		95.8%
Delinquencies as a percentage of Private Education Loans in repayment		5.1%		5.0%		3.2%
Loans in forbearance as a percentage of loans in repayment and forbearance		2.1%		2.1%		2.6%
Percentage of Private Education Loans with a cosigner(4)		33%		33%		35%

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
(4)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for all periods presented.

Allowance for Loan Losses

	Year Ended December 31, 2023
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$222	$800	$1,022
Total provision	56	67	123
Charge-offs:
Gross charge-offs	(63)	(320)	(383)
Expected future recoveries on current period gross charge-offs	—	47	47
Total(1)	(63)	(273)	(336)
Adjustment resulting from the change in charge-off rate(2)	—	(25)	(25)
Net charge-offs	(63)	(298)	(361)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	48	48
Allowance at end of period (GAAP)	215	617	832
Plus: expected future recoveries on previously fully charged-off loans(3)	—	226	226
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)(4)	$215	$843	$1,058
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate(2)	.19%	1.54%
Net adjustment resulting from the change in charge -off rate as a percentage of average loans in repayment(2)	—%	.14%
Net charge-offs as a percentage of average loans in repayment	.19%	1.68%
Allowance coverage of charge-offs(4)	3.4	2.8	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(4)	.6%	4.8%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(4)	.7%	5.0%	(Non-GAAP)
Ending total loans	$38,140	$17,519
Average loans in repayment	$33,047	$17,749
Ending loans in repayment	$30,436	$16,796

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
(2)
An increase in the net charge-off rate on defaulted Private Education Loans in 2023 resulted in a $25 million reduction in the balance of expected future recoveries on previously fully charged-off loans.
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

Year Ended December 31,
(Dollars in millions)	2023
Beginning of period expected future recoveries on previously fully charged-off loans	$274
Expected future recoveries of current period defaults	47
Recoveries (cash collected)	(46)
Charge-offs (as a result of lower recovery expectations)	(49)
End of period expected future recoveries on previously fully charged-off loans	$226
Change in balance during period	$(48)

(4)
For Private Education Loans, the item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

	Year Ended December 31, 2022
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$262	$1,009	$1,271
Total provision	—	79	79
Charge-offs:
Gross charge-offs	(40)	(370)	(410)
Expected future recoveries on current period gross charge-offs	—	57	57
Total(1)	(40)	(313)	(353)
Adjustment resulting from the change in charge-off rate(2)	—	(30)	(30)
Net charge-offs	(40)	(343)	(383)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	55	55
Allowance at end of period (GAAP)	222	800	1,022
Plus: expected future recoveries on previously fully charged-off loans(3)	—	274	274
Allowance at end of period excluding expected future recoveries on previously fully charged -off loans (Non-GAAP Financial Measure)(4)	$222	$1,074	$1,296
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate(2)	.10%	1.59%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(2)	—%	.15%
Net charge-offs as a percentage of average loans in repayment	.10%	1.74%
Allowance coverage of charge-offs(4)	5.5	3.1	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(4)	.5%	5.5%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(4)	.6%	5.7%	(Non-GAAP)
Ending total loans	$43,747	$19,525
Average loans in repayment	$40,332	$19,796
Ending loans in repayment	$34,372	$18,770

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

Year Ended December 31,
(Dollars in millions)	2022
Beginning of period expected future recoveries on previously fully charged-off loans	$329
Expected future recoveries of current period defaults	57
Recoveries (cash collected)	(56)
Charge-offs (as a result of lower recovery expectations)	(56)
End of period expected future recoveries on previously fully charged-off loans	$274
Change in balance during period	$(55)

(4)
For Private Education Loans, the item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

	Year Ended December 31, 2021
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Allowance at beginning of period	$288	$1,089	$1,377
Provision:
Reversal of allowance related to loan sales(1)	—	(107)	(107)
Remaining provision	—	46	46
Total provision	—	(61)	(61)
Charge-offs:
Gross charge-offs	(26)	(175)	(201)
Expected future recoveries on current period gross charge-offs	—	22	22
Total(2)	(26)	(153)	(179)
Adjustment resulting from the change in charge-off rate(3)	—	(16)	(16)
Net charge-offs	(26)	(169)	(195)
Decrease in expected future recoveries on previously fully charged-off loans(4)	—	150	150
Allowance at end of period (GAAP)	262	1,009	1,271
Plus: expected future recoveries on previously fully charged-off loans(4)	—	329	329
Allowance at end of period excluding expected future recoveries on previously fully charged -off loans (Non-GAAP Financial Measure)(5)	$262	$1,338	$1,600
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate(3)	.06%	.76%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment(3)	—%	.08%
Net charge-offs as a percentage of average loans in repayment	.06%	.84%
Allowance coverage of charge-offs(5)	10.0	7.9	(Non-GAAP)
Allowance as a percentage of the ending total loan balance(5)	.5%	6.3%	(Non-GAAP)
Allowance as a percentage of the ending loans in repayment(5)	.6%	6.6%	(Non-GAAP)
Ending total loans	$52,903	$21,180
Average loans in repayment	$45,781	$20,150
Ending loans in repayment	$44,390	$20,284

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

Liquidity and Capital Resources

Funding and Liquidity Risk Management

The following “Liquidity and Capital Resources” discussion concentrates primarily on our Federal Education Loans and Consumer Lending segments. Our Business Processing segment requires minimal liquidity and funding.

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

Credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change, from time to time, based on our financial performance, industry and market dynamics and other factors. Other factors that influence our credit ratings include the rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it might raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions. We have unsecured debt totaling $5.9 billion at December 31, 2023. Three credit rating agencies currently rate our long-term unsecured debt at below investment grade.

We expect to fund our ongoing liquidity needs, including the repayment of $0.5 billion of senior unsecured notes that mature in the short term (i.e., over the next 12 months) and the remaining $5.4 billion of senior unsecured notes that mature in the long term (from 2025 to 2043 with 60% maturing by 2029), through a number of sources. These sources include our cash on hand, unencumbered FFELP Loan and Private Education Refinance Loan portfolios (see “Sources of Primary Liquidity” below), the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan asset-backed commercial paper (ABCP) facilities, issue term asset-backed securities (ABS), enter into additional Private Education Loan and FFELP Loan repurchase facilities, or issue additional unsecured debt.

We originate Private Education Loans (a portion of which is obtained through a forward purchase agreement). We also have purchased and may purchase, in future periods, Private Education Loan and FFELP Loan portfolios from third parties. Loan originations and purchases are part of our ongoing liquidity needs. We repurchased 18.0 million shares of common stock for $310 million in 2023 and have $290 million of unused share repurchase authority as of December 31, 2023.

Sources of Primary Liquidity

	Ending Balances		Average Balances
	December 31,		Years Ended December 31,
(Dollars in millions)	2023	2022	2023	2022	2021
Unrestricted cash and liquid investments	$839	$1,535	$1,024	$1,157	$1,209
Unencumbered FFELP Loans	92	68	89	167	220
Unencumbered Private Education Refinance Loans	236	55	105	235	642
Total	$1,167	$1,658	$1,218	$1,559	$2,071

Sources of Additional Liquidity

Liquidity may also be available under our secured credit facilities. Maximum borrowing capacity under the FFELP Loan and Private Education Loan ABCP facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered loans. The following tables detail the additional borrowing capacity of these facilities with maturity dates ranging from June 2024 to June 2025.

	Maximum Additional Capacity
	December 31,
(Dollars in millions)	2023	2022	2021
Ending Balances:
FFELP Loan ABCP facilities	$408	$101	$546
Private Education Loan ABCP facilities	1,719	1,248	2,235
Total	$2,127	$1,349	$2,781

	Average Maximum Additional Capacity
	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Average Balances:
FFELP Loan ABCP facilities	$103	$275	$514
Private Education Loan ABCP facilities	1,756	1,998	2,351
Total	$1,859	$2,273	$2,865

At December 31, 2023, we had a total of $3.0 billion of unencumbered tangible assets inclusive of those listed in the table above as sources of primary liquidity. Total unencumbered education loans comprised $1.2 billion principal of our unencumbered tangible assets of which $1.1 billion and $92 million related to Private Education Loans and FFELP Loans, respectively. In addition, as of December 31, 2023, we had $5.5 billion of encumbered net assets (i.e., overcollateralization) in our various financing facilities (consolidated variable interest entities). We enter into repurchase facilities at times to borrow against the encumbered net assets of these financing vehicles. As of December 31, 2023, $0.6 billion of repurchase facility borrowings were outstanding.

The following table reconciles encumbered and unencumbered assets and their net impact on total Tangible Equity.

(Dollars in billions)	December 31, 2023	December 31, 2022
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$3.4	$3.7
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	2.1	1.5
Tangible unencumbered assets(1)	3.0	4.1
Senior unsecured debt	(5.9)	(7.0)
Mark-to-market on unsecured hedged debt(2)	.2	.3
Other liabilities, net	(.7)	(.3)
Total Tangible Equity(3)	$2.1	$2.3

(1)
Excludes goodwill and acquired intangible assets of $695 million and $705 million at December 31, 2023 and 2022, respectively.
(2)
At December 31, 2023 and 2022, there were $(181) million and $(285) million, respectively, of net gains (losses) on derivatives hedging this debt in unencumbered assets, which partially offset these gains (losses).
(3)
Item is a non-GAAP financial measure. For a description and reconciliation, see “Non-GAAP Financial Measures.”

Borrowings

Ending Balances

	December 31, 2023			December 31, 2022			December 31, 2021
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$506	$5,351	$5,857	$1,301	$5,711	$7,012	$—	$7,014	$7,014
Total unsecured borrowings	506	5,351	5,857	1,301	5,711	7,012	—	7,014	7,014
Secured borrowings:
FFELP Loan securitizations	59	35,626	35,685	76	42,675	42,751	—	51,841	51,841
Private Education Loan securitizations	435	11,754	12,189	725	12,744	13,469	543	14,074	14,617
FFELP Loan ABCP facilities	1,854	89	1,943	923	386	1,309	282	150	432
Private Education Loan ABCP facilities	1,286	821	2,107	2,734	—	2,734	1,363	1,152	2,515
Other	95	39	134	121	—	121	302	—	302
Total secured borrowings	3,729	48,329	52,058	4,579	55,805	60,384	2,490	67,217	69,707
Core Earnings basis borrowings(1)	4,235	53,680	57,915	5,880	61,516	67,396	2,490	74,231	76,721
Adjustment for GAAP accounting treatment	(9)	(278)	(287)	(10)	(490)	(500)	—	257	257
GAAP basis borrowings	$4,226	$53,402	$57,628	$5,870	$61,026	$66,896	$2,490	$74,488	$76,978

Average Balances

	Years Ended December 31,
	2023		2022		2021
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$6,363	8.74%	$7,010	5.66%	$7,978	4.43%
Total unsecured borrowings	6,363	8.74	7,010	5.66	7,978	4.43
Secured borrowings:
FFELP Loan securitizations	38,652	5.68	47,528	2.72	53,661	1.27
Private Education Loan securitizations	12,800	3.45	14,252	2.63	14,273	2.40
FFELP Loan ABCP facilities	1,773	6.40	988	3.27	1,012	1.55
Private Education Loan ABCP facilities	2,448	6.87	2,519	3.39	2,429	1.86
Other	106	1.91	171	1.68	303	.34
Total secured borrowings	55,779	5.24	65,458	2.73	71,678	1.52
Core Earnings basis borrowings(1)	62,142	5.60	72,468	3.02	79,656	1.81
Adjustment for GAAP accounting treatment	—	.12	—	(.12)	—	(.16)
GAAP basis borrowings	$62,142	5.72%	$72,468	2.90%	$79,656	1.65%

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

The key credit quality indicators used by the model for Private Education Loans are credit scores (FICO scores), loan status, loan seasoning, certain types of loan modifications, the existence of a cosigner and school type:

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
•
Certain types of loan modifications are those that represent the historical definition of a TDR prior to the implementation of ASU No. 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification, as a key credit quality indicator used for calculating the allowance for loan losses, for the life of the loan (including loans that met that definition in 2023). A TDR is where an economic concession (interest rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period) has been given to a borrower experiencing financial difficulties. This classification is not intended to reconcile in any way to the new modification disclosures required under ASU No. 2022-02.
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

We use historical customer payment experience to estimate the amount of future recoveries (and the resulting net charge-off rate) on defaulted Private Education Loans. We use judgment in determining whether historical performance is representative of what we expect to collect in the future. The amount of expected future recoveries on defaulted FFELP Loans is based on the contractual government guarantee (which generally limits the maximum loss to 3% of the loan balance).

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

The Private Education Loan provision for loan losses of $67 million in 2023 included $25 million in connection with loan originations, $35 million related to internal policy changes being made to reflect changing regulatory expectations related to school misconduct discharges on certain populations of private loans, $29 million related to changes in the net charge-off rates on defaulted loans, $23 million in connection with the resolution of certain private legacy loans in bankruptcy and $22 million related to a general reserve build, which was partially offset by a $67 million reduction in connection with the adoption of a new accounting standard (ASU No. 2022-02) (see "Results of Operations — GAAP Comparison of 2023 Results with 2022" for further details). The FFELP Loan provision for loan losses of $56 million was primarily a result of the continued extension of the portfolio and the resulting increase in both the expected future defaults and the premium allocated to all expected future defaults. The extension of the portfolio is primarily the result of the continued increase in the usage of Income Dependent Repayment (IDR) plans by borrowers in this portfolio. This has the effect of extending the expected maturity date on the loans in which borrowers use IDR.

With respect to the $35 million of Private Education Loan provision for loan losses related to changing regulatory expectations related to school misconduct, we estimated the amount of loans that will apply and be approved for loan discharge which is inherently judgmental. With respect to the $23 million provision for loan losses discussed above, relating to the resolution of certain private legacy loans in bankruptcy, we considered the expected amount of discharges related to expected litigation settlements. See "Note 12 — Commitments, Contingencies and Guarantees" for further discussion of this matter.

We evaluated and considered several forecasted economic scenarios when determining our allowance for loan losses and provision. We also considered the characteristics of our loan portfolio and its expected behavior in the forecasted economic scenarios. There has been a decline in the forecasted economic conditions since December 31, 2022 which has been incorporated into our allowance for loan loss as of December 31, 2023. This decline in economic conditions is seen in an increase in forecasted unemployment rates and consumer loan delinquency rates and a decrease in nominal GDP growth. There is uncertainty as to the ultimate impact to the economy from historically high inflation over the prior two years and the significant increase in interest rates that occurred in 2022 and 2023. There is also uncertainty related to the potential negative impact on the portfolio from the end of various payment relief and stimulus benefits that previously occurred. These conclusions and adjustments were based on an evaluation of current and forecasted economic conditions. If future economic conditions are significantly worse than what was assumed as a part of this assessment, it could result in additional provision for loan loss being recorded in future periods.

The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates and assumptions that are used to project losses over the remaining life of the portfolio (in excess of 15 years). These assumptions and estimates are susceptible to significant changes. If actual future performance in delinquency, charge-offs and recoveries are significantly different than estimated, or management’s assumptions or practices were to change, this could materially affect our estimate of the allowance for loan losses and the related provision for loan losses on our income statement.

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

Navient tests goodwill as of October 1 each year or at interim dates if an event occurs or circumstances exist such that it is determined that it is "more-likely-than-not" that the fair value of the reporting unit is less than its carrying value (the qualitative test). Such an event or circumstance is a triggering event. If it is concluded that a triggering event has occurred at an interim date, a quantitative impairment test must be performed. Despite certain negative macroeconomic conditions during 2023, primarily the high interest rate environment, the financial results of each of our reporting units with goodwill were strong in 2023, and Navient’s stock price improved during 2023 achieving a share price of $18.62 per share at December 31, 2023 compared to $16.45 per share at December 31, 2022. In addition, these reporting units have substantial cushion (as discussed further below), which provides a strong indication that the goodwill associated with these reporting units is not impaired. As a result, at March 31, June 30, and September 30, 2023, we concluded that no triggering events occurred with respect to these reporting units to warrant performing an interim quantitative impairment test.

We performed annual impairment testing as of October 1, 2023. For each of our reporting units with goodwill including our FFELP Loans, Private Education Legacy In-School Loans, Private Education Refinance Loans, Private Education Recent In-School Loans and Federal Education Loan Servicing reporting units (collectively, the Loan reporting units) and our Government Services and Healthcare Services reporting units (collectively, the Business Processing reporting units), we assessed relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of an individual reporting unit is less than its carrying value. We considered the amount of excess fair values over the carrying values (the cushion) of each of the Loan reporting units, as of October 1, 2022 when we last performed a quantitative goodwill impairment test by engaging an independent appraiser to estimate the fair values of these reporting units since the fair values of these reporting units were substantially in excess of their carrying amounts. The current outlook and cash flows for the FFELP Loans, Federal Education Loan Servicing and Private Education Legacy In-School Loans reporting units have not changed significantly since our 2022 assessment. The cash flows for these reporting units continue to decline consistent with our expectations as the underlying portfolios amortize. For the Private Education Recent In-School Loans reporting unit, we considered the increase in brand awareness in 2023 of Earnest, a wholly owned subsidiary of Navient, through development and rollout of new programs and product offerings and Navient’s continued success utilizing its Going Merry platform to enable students to match to and apply for scholarships, institutional aid and government grants. Strong in-school origination growth is expected in 2024 with sustained growth expected in the future. No goodwill was deemed impaired for these reporting units as of October 1, 2023 after assessing these relevant qualitative factors. For the FFELP Loans reporting unit, due to the runoff nature of the portfolio and the passage of time, our current projections of future cash flows would result in goodwill being partially impaired in 2025. This is based on estimated cash flows and, as a result, this future impairment date may change.

We also considered the amount of excess fair value over the carrying values of the Business Processing reporting units (the cushion) as of October 1, 2022, when we last performed a quantitative goodwill impairment test by engaging an independent appraiser to estimate the fair values of these reporting units since the fair values of these reporting units were substantially in excess of their carrying values. The outlook and long-term cash flow projections for these reporting units remain favorable and have not changed significantly since our 2022 quantitative impairment assessment despite the expected wind down of significant contracts acquired in 2020 and 2021 to implement and administer programs under the CARES act and perform contact tracing and vaccine administration services during the COVID-19 pandemic. In 2023 there was a $9 million aggregate decrease in Business Processing reporting unit revenue from 2022, as expected and forecasted. This decline was the result of an $83 million aggregate reduction in revenue from the wind-down of the pandemic-related contracts; however, this reduction was largely offset by a $74 million aggregate increase in revenue from services for our traditional clients. The cash flows from traditional service offerings increased significantly, returning to and in some instances exceeding pre-pandemic levels despite inflationary pressures in certain sectors. These reporting units also acquired new contracts in 2023, which are expected to yield significant benefit in future periods. No goodwill was deemed impaired for these reporting units after assessing these relevant qualitative factors.

For each of our reporting units, we also considered the current regulatory and legislative environment, the current economic environment, our 2023 earnings, 2024 expected earnings, market expectations regarding our stock price, and our market capitalization in relation to book equity and concluded that no goodwill associated with our reporting units was impaired. Although our market capitalization was less than our book equity at October 1 and December 31, 2023, we have concluded that our market capitalization in relation to our book equity does not indicate impairment of our reporting units’ respective goodwill at October 1 and December 31, 2023. Our market capitalization is not indicative of the value of our reporting units with goodwill on a standalone basis. Additionally, the implied control premium at October 1 and December 31, 2023 is a reasonable control premium above the then current stock price.

If the regulatory environment changes such that it negatively impacts our reporting units or future economic conditions are significantly worse than what was assumed as a part of our annual impairment testing for each of our reporting units, goodwill attributed to our reporting units could be impaired in future periods.

Loan Premium and Discount Amortization

The Company had a net unamortized premium balance of $180 million, or 0.32%, in connection with its $56 billion education loan portfolio as of December 31, 2023. The most judgmental estimate for premium and discount amortization on education loans is the Constant Prepayment Rate (CPR), which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. In determining the CPR we only consider payments made in excess of contractually required payments. This would include loans that are refinanced or consolidated and other early payoff activity. These activities are generally affected by changes in our business strategy, changes in our competitors’ business strategies, legislative changes including the ability to consolidate, interest rates and changes to the current economic and credit environment. When we determine the CPR, we begin with historical prepayment rates. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustment may be needed to those historical prepayment rates.

As a result of the passage of the Health Care and Education Reconciliation Act of 2010 (HCERA), there is no longer the ability to consolidate loans under the FFELP although there are other consolidation options with ED and private refinancing options with Navient and other lenders. At this time, we expect CPRs related to our FFELP Loans to remain relatively stable over time, unless there is a regulatory change by ED or legislative change by Congress to either (1) forgive loan balances (which would result in Navient receiving cash for the amounts forgiven resulting in a prepayment of principal) or (2) encourage or force consolidation. Some education loan companies, including Navient, offer Private Education Loans to refinance a borrower’s loan (both FFELP and Private Education Loans). These products and the related expectation of use are built into the CPR assumption we use for FFELP and Private Education Loans. However, it is difficult to accurately project the timing and level at which this activity will continue, and our assumption may need to be updated by a material amount in the future based on changes in the economy, marketplace and legislation.

In 2023, there was a net $58 million increase in net interest income due to cumulative adjustments related to changes in prepayment speed and related remaining term assumptions used to amortize loan premiums and discounts. This primarily related to the following two items:

•
$48 million increase related to the continued extension of the remaining term to maturity of the FFELP Loan portfolio. This is primarily the result of the continued increase in the usage of Income Dependent Repayment (IDR) plans by borrowers in this portfolio. This has the effect of extending the expected maturity date on the loans in which borrowers use IDR. This results in the slowing down of the amortization of the premium on these loans which has the effect of increasing interest income in the period of the assumption change.
•
$10 million increase related to the Private Education Refinance Loan CPR decreasing from 15% to 10%. This CPR assumption decrease was primarily a result of borrowers with fixed interest rates having less of an incentive to refinance in light of the significant increase in interest rates that occurred in 2022 and 2023. The decrease in the CPR has the effect of slowing down the amortization of the premium on these loans which has the effect of increasing interest income in the period of the assumption change.

Impact of various federal loan forgiveness plans on accounting policies and estimates

On August 24, 2022, the Biden-Harris Administration announced its Student Debt Relief (SDR) Plan. The SDR Plan would have provided up to $20,000 in one-time debt relief to income-qualified recipients with ED held student loans and a repayment pause on ED held loans. Privately held FFELP Loans, like ours, were not eligible for debt forgiveness.

A number of states and private organizations initiated legal challenges to the SDR Plan in various courts throughout the country. On June 30, 2023, the Supreme Court ruled that ED was prohibited from implementing the SDR Plan, and student loan payments on ED held loans resumed in October 2023. After the invalidation of the SDR Plan, ED announced that it had begun a new rulemaking process to consider other ways to provide debt relief to borrowers, which could include borrowers with privately held FFELP Loans. ED held several public meeting sessions with a negotiated rulemaking committee in the fourth quarter of 2023 and in the first quarter of 2024. ED is expected to publish proposed regulations for public comment in May 2024.

In addition, on July 10, 2023, ED issued final regulations on income-driven repayment plans for Direct loans, which are student loans held by ED. Eligible FFELP borrowers can access the new changes by consolidating their loans into the Direct Loan Program. The new regulations are effective July 1, 2024; however, ED has elected early implementation for some features starting July 30, 2023. The regulations provide a lower monthly loan payment on a Direct loan by decreasing discretionary income (i.e., taxable income over 225% of the federal poverty guideline), decreasing the percentage of discretionary income that must be paid toward a Direct loan to 5% (for undergraduates), and providing the option for married borrowers to exclude their spouse’s income from being factored by filing a separate tax return. Other changes provide for the elimination of accrued interest that is not covered by the monthly payment amount, provide credit towards loan forgiveness that counts certain periods of deferment and forbearance, a shorter loan forgiveness period (10-years) for borrowers with an original principal balance less than or equal to $12,000, and credit toward loan forgiveness for eligible payments on a Direct or FFELP loan that is repaid by a Direct Consolidation loan. This new income-driven repayment plan may increase consolidation activity in the future as FFELP borrowers consolidate their loans into the Direct Loan Program in order to be eligible for the new income-driven repayment plan. This could have a material impact on the Company’s results in future periods.

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

The following tables show our consolidated GAAP results, Core Earnings results (including for each reportable segment) along with the adjustments made to the income/expense items to reconcile the consolidated GAAP results to the Core Earnings results as required by GAAP and reported in “Note 15 — Segment Reporting.”

	Year Ended December 31, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$4,266					$2,901	$1,369	$—	$—
Cash and investments	153					76	27	—	50
Total interest income	4,419					2,977	1,396	—	50
Total interest expense	3,557					2,497	816	—	164
Net interest income (loss)	862	$32	$52	$84	$946	480	580	—	(114)
Less: provisions for loan losses	123				123	56	67	—	—
Net interest income (loss) after provisions for loan losses	739					424	513	—	(114)
Other income (loss):
Servicing revenue	64					52	12	—	—
Asset recovery and business processing revenue	321					—	—	321	—
Other revenue	32					14	2	—	5
Losses on debt repurchases	(8)	—	—	—	—	—	—	—	(8)
Total other income (loss)	409	(32)	21	(11)	398	66	14	321	(3)
Expenses:
Direct operating expenses	508					72	151	285	—
Unallocated shared services expenses	292					—	—	—	292
Operating expenses	800	—	—	—	800	72	151	285	292
Goodwill and acquired intangible asset impairment and amortization	10	—	(10)	(10)	—	—	—	—	—
Restructuring/other reorganization expenses	25	—	—	—	25	—	—	—	25
Total expenses	835	—	(10)	(10)	825	72	151	285	317
Income (loss) before income tax expense (benefit)	313	—	83	83	396	418	376	36	(434)
Income tax expense (benefit)(2)	85	—	8	8	93	99	89	8	(103)
Net income (loss)	$228	$—	$75	$75	$303	$319	$287	$28	$(331)

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$84	$—	$84
Total other income (loss)	(11)	—	(11)
Goodwill and acquired intangible asset impairment and amortization	—	(10)	(10)
Total Core Earnings adjustments to GAAP	$73	$10	83
Income tax expense (benefit)			8
Net income (loss)			$75

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2022
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$3,161					$1,955	$1,195	$—	$—
Cash and investments	62					32	10	—	20
Total interest income	3,223					1,987	1,205	—	20
Total interest expense	2,102					1,468	611	—	107
Net interest income (loss)	1,121	$(15)	$(80)	$(95)	$1,026	519	594	—	(87)
Less: provisions for loan losses	79				79	—	79	—	—
Net interest income (loss) after provisions for loan losses	1,042					519	515	—	(87)
Other income (loss):
Servicing revenue	77					65	12	—	—
Asset recovery and business processing revenue	336					6	—	330	—
Other revenue	203					31	1	—	—
Total other income (loss)	616	15	(186)	(171)	445	102	13	330	—
Expenses:
Direct operating expenses	534					106	148	280	—
Unallocated shared services expenses	242					—	—	—	242
Operating expenses	776	—	—	—	776	106	148	280	242
Goodwill and acquired intangible asset impairment and amortization	19	—	(19)	(19)	—	—	—	—	—
Restructuring/other reorganization expenses	36	—	—	—	36	—	—	—	36
Total expenses	831	—	(19)	(19)	812	106	148	280	278
Income (loss) before income tax expense (benefit)	827	—	(247)	(247)	580	515	380	50	(365)
Income tax expense (benefit)(2)	182	—	(60)	(60)	122	108	80	10	(76)
Net income (loss)	$645	$—	$(187)	$(187)	$458	$407	$300	$40	$(289)

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(95)	$—	$(95)
Total other income (loss)	(171)	—	(171)
Goodwill and acquired intangible asset impairment and amortization	—	(19)	(19)
Total Core Earnings adjustments to GAAP	$(266)	$19	(247)
Income tax expense (benefit)			(60)
Net income (loss)			$(187)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2021
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$2,645					$1,405	$1,181	$—	$—
Cash and investments	3					—	2	—	1
Total interest income	2,648					1,405	1,183	—	1
Total interest expense	1,316					830	541	—	70
Net interest income (loss)	1,332	$(106)	$(78)	$(184)	$1,148	575	642	—	(69)
Less: provisions for loan losses	(61)				(61)	—	(61)	—	—
Net interest income (loss) after provisions for loan losses	1,393					575	703	—	(69)
Other income (loss):
Servicing revenue	168					162	6	—	—
Asset recovery and business processing revenue	539					51	—	488	—
Other revenue	94					25	—	—	5
Gains on sales of loans	78					—	91	—	—
Losses on debt repurchases	(73)					—	—	—	(73)
Total other income (loss)	806	106	(157)	(51)	755	238	97	488	(68)
Expenses:
Direct operating expenses	745					223	162	360	—
Unallocated shared services expenses	462					—	—	—	462
Operating expenses	1,207	—	—	—	1,207	223	162	360	462
Goodwill and acquired intangible asset impairment and amortization	30	—	(30)	(30)	—	—	—	—	—
Restructuring/other reorganization expenses	26	—	—	—	26	—	—	—	26
Total expenses	1,263	—	(30)	(30)	1,233	223	162	360	488
Income (loss) before income tax expense (benefit)	936	—	(205)	(205)	731	590	638	128	(625)
Income tax expense (benefit)(2)	219	—	(39)	(39)	180	136	146	29	(131)
Net income (loss)	$717	$—	$(166)	$(166)	$551	$454	$492	$99	$(494)

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(184)	$—	$(184)
Total other income (loss)	(51)	—	(51)
Goodwill and acquired intangible asset impairment and amortization	—	(30)	(30)
Total Core Earnings adjustments to GAAP	$(235)	$30	(205)
Income tax expense (benefit)			(39)
Net income (loss)			$(166)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

The following discussion summarizes the differences between Core Earnings and GAAP net income and details each specific adjustment required to reconcile our Core Earnings segment presentation to our GAAP earnings.

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
GAAP net income	$228	$645	$717
Core Earnings adjustments to GAAP:
Net impact of derivative accounting	73	(266)	(235)
Net impact of goodwill and acquired intangible assets	10	19	30
Net income tax effect	(8)	60	39
Total Core Earnings adjustments to GAAP	75	(187)	(166)
Core Earnings net income	$303	$458	$551

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

The accounting for derivatives requires that changes in the fair value of derivative instruments be recognized currently in earnings, with no fair value adjustment of the hedged item, unless specific hedge accounting criteria are met. The gains and losses recorded in “Gains (losses) on derivative and hedging activities, net” and interest expense (for qualifying fair value hedges) are primarily caused by interest rate and foreign currency exchange rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate and foreign currency risk management strategy. However, some of our derivatives, primarily Floor Income Contracts, basis swaps and at times, certain other interest rate swaps do not qualify for hedge accounting treatment and the stand-alone derivative is adjusted to fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item.

The table below quantifies the adjustments for derivative accounting between GAAP and Core Earnings net income.

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Core Earnings derivative adjustments:
(Gains) losses on derivative and hedging activities, net, included in other income	$(11)	$(171)	$(64)
Plus: (Gains) losses on fair value hedging activity included in interest expense	46	(83)	(88)
Total (gains) losses in GAAP net income	35	(254)	(152)
Plus: Reclassification of settlement income (expense) on derivative and hedging activities, net(1)	32	(15)	(93)
Mark-to-market (gains) losses on derivative and hedging activities, net(2)	67	(269)	(245)
Amortization of net premiums on Floor Income Contracts in net interest income for Core Earnings	4	12	39
Other derivative accounting adjustments(3)	2	(9)	(29)
Total net impact of derivative accounting	$73	$(266)	$(235)

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

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Reclassification of settlements on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$—	$(23)	$(98)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	32	8	(8)
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	—	13
Total reclassifications of settlement income (expense) on derivative and hedging activities	$32	$(15)	$(93)

(2)
“Mark-to-market (gains) losses on derivative and hedging activities, net” is comprised of the following:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Fair value hedges	$24	$(50)	$(39)
Foreign currency hedges	22	(33)	(49)
Floor Income Contracts	—	(65)	(133)
Basis swaps	(1)	(1)	(8)
Other	22	(120)	(16)
Total mark-to-market (gains) losses on derivative and hedging activities, net	$67	$(269)	$(245)

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

Cumulative Impact of Derivative Accounting under GAAP compared to Core Earnings

As of December 31, 2023, derivative accounting has decreased GAAP equity by approximately $1 million as a result of cumulative net mark-to-market losses (after tax) recognized under GAAP, but not in Core Earnings. The following table rolls forward the cumulative impact to GAAP equity due to these after-tax mark-to-market net gains and losses related to derivative accounting.

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Beginning impact of derivative accounting on GAAP equity	$122	$(299)	$(616)
Net impact of net mark-to-market gains (losses) under derivative accounting(1)	(123)	421	317
Ending impact of derivative accounting on GAAP equity	$(1)	$122	$(299)

(1)
Net impact of net mark-to-market gains (losses) under derivative accounting is composed of the following:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Total pre-tax net impact of derivative accounting recognized in net income(2)	$(73)	$266	$235
Tax and other impacts of derivative accounting adjustments	18	(65)	(59)
Change in mark-to-market gains (losses) on derivatives, net of tax recognized in other comprehensive income	(68)	220	141
Net impact of net mark-to-market gains (losses) under derivative accounting	$(123)	$421	$317

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

	December 31,
(Dollars in millions)	2023	2022	2021
Total hedged Floor Income, net of tax(1)(2)	$90	$200	$325

(1)
$118 million, $254 million and $422 million on a pre-tax basis as of December 31, 2023, 2022 and 2021, respectively.
(2)
Of the $90 million as of December 31, 2023, approximately $37 million, $20 million, $16 million and $10 million will be recognized as part of Core Earnings in 2024, 2025, 2026 and 2027, respectively.

(2) Goodwill and Acquired Intangible Assets: Our Core Earnings exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Core Earnings goodwill and acquired intangible asset adjustments	$10	$19	$30

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

(Dollars in billions)	December 31, 2023	December 31, 2022
Navient Corporation's stockholders' equity	$2,760	$2,977
Less: Goodwill and acquired intangible assets	695	705
Tangible Equity	2,065	2,272
Less: Equity held for FFELP Loans	190	218
Adjusted Tangible Equity	$1,875	$2,054
Divided by:
Total assets	$61,375	$70,795
Less:
Goodwill and acquired intangible assets	695	705
FFELP Loans	37,925	43,525
Adjusted tangible assets	$22,755	$26,565
Adjusted Tangible Equity Ratio	8.2%	7.7%

3. Earnings before Interest, Taxes, Depreciation and Amortization Expense (EBITDA)

This measures the operating performance of the Business Processing segment and is used by management and equity investors to monitor operating performance and determine the value of those businesses. EBITDA for the Business Processing segment is calculated as:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Pre-tax income	$36	$50	$128
Plus:
Depreciation and amortization expense(1)	3	3	8
EBITDA	$39	$53	$136
Divided by:
Total revenue	$321	$330	$488
EBITDA margin	12%	16%	28%

(1)
There is no interest expense in this segment.

4. Allowance for Loan Losses Excluding Expected Future Recoveries on Previously Fully Charged-off

Loans

The allowance for loan losses on the Private Education Loan portfolio used for the three credit metrics below excludes the expected future recoveries on previously fully charged-off loans to better reflect the current expected credit losses remaining in connection with the loans on balance sheet that have not charged off. That is, as of December 31, 2023, the $843 million Private Education Loan allowance for loan losses excluding expected future recoveries on previously fully charged-off loans represents the current expected credit losses that remain in connection with the $17,519 million Private Education Loan portfolio. The $226 million of expected future recoveries on previously fully charged-off loans, which is collected over an average 15-year period, mechanically is a reduction to the overall allowance for loan losses. However, it is not related to the $17,519 million Private Education Loan portfolio on our balance sheet and, as a result, management excludes this impact to the allowance to better evaluate and assess our overall credit loss coverage on the Private Education Loan portfolio. We believe this provides a more meaningful and holistic view of the available credit loss coverage on our non-charged-off Private Education Loan portfolio. We believe this information is useful to our investors, lenders and rating agencies.

Allowance for Loan Losses Metrics – Private Education Loans

	For the Year Ended December 31,
	2023	2022	2021
(Dollars in millions)
Allowance at end of period (GAAP)	$617	$800	$1,009
Plus: expected future recoveries on previously fully charged-off loans	226	274	329
Allowance at end of period excluding expected future recoveries on previously fully charged-off loans (Non-GAAP Financial Measure)	$843	$1,074	$1,338
Ending total loans	$17,519	$19,525	$21,180
Ending loans in repayment	$16,796	$18,770	$20,284
Net charge-offs	$298	$343	$169

Allowance coverage of charge-offs (annualized):
GAAP	2.1	2.3	6.0
Adjustment(1)	.7	.8	1.9
Non-GAAP Financial Measure(1)	2.8	3.1	7.9

Allowance as a percentage of the ending total loan balance:
GAAP	3.5%	4.1%	4.8%
Adjustment(1)	1.3	1.4	1.5
Non-GAAP Financial Measure(1)	4.8%	5.5%	6.3%

Allowance as a percentage of the ending loans in repayment:
GAAP	3.7%	4.2%	5.0%
Adjustment(1)	1.3	1.5	1.6
Non-GAAP Financial Measure(1)	5.0%	5.7%	6.6%

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
•
follows a “Three Lines Model” structure based upon: (1) accountability and ownership at the business area level for risks inherent in their activities (first line of defense); (2) supporting areas, such as Human Resources, Legal, Compliance, Finance and Accounting, Information Technology and Information Security, monitor, guide and advise the business areas in their respective areas of expertise (second line of defense); and (3) Internal Audit independently reviews business and support areas to ensure compliance with applicable laws, regulations and internal policies and procedures (third line of defense);
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

Credit Risk. Credit risk is the risk to earnings or capital resulting from an obligor’s failure to meet the terms of any contract with us or otherwise fail to perform as agreed. Navient has credit or counterparty risk exposure with borrowers and cosigners of our Private Education Loans and Private Education Refinance Loans, counterparties with whom we have entered derivative or other similar contracts and entities with whom we make investments. Credit and counterparty risks are overseen by our Chief Risk and Compliance Officer and our management-level Credit and Loan Loss Committee. The credit risk related to our Private Education Loans and Private Education Refinance Loans is managed within a credit risk infrastructure which includes: (i) a well-defined underwriting, asset quality and collection policy framework; (ii) an ongoing monitoring and review process of portfolio concentration and trends; (iii) assignment and management of credit and loss forecasting authorities and responsibilities; and (iv) establishment of an allowance for loan losses. Credit risk related to derivative contracts is managed by reviewing counterparties for credit strength on an ongoing basis and through our credit policies, which place limits on our exposure with any single counterparty and, in most cases, require collateral to secure the position. Our Chief Risk and Compliance Officer reports regularly to both the Risk and Audit Committees of our Board of Directors on credit risk management.

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

The CFPB has authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws and examine financial institutions for compliance. The CFPB is authorized to impose fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It also has authority to prevent unfair, deceptive or abusive practices. In January 2017, the CFPB filed a lawsuit against Navient alleging several unfair, deceptive or abusive practices, and other violations of consumer protection statutes. Additional information on the CFPB lawsuit is included in “Note 12 – Commitments, Contingencies and Guarantees” in this Form 10-K.

The Dodd-Frank Act also authorizes state officials to enforce regulations issued by the CFPB and to enforce the Dodd-Frank Act’s general prohibition against unfair, deceptive and abusive practices. The Attorneys General of the State of Illinois, the State of Washington, the Commonwealth of Pennsylvania, the State of California, the State of Mississippi and the State of New Jersey also filed lawsuits against Navient and some of its subsidiaries containing similar alleged violations of consumer protection laws as those alleged in the CFPB lawsuit as well as several additional areas. These cases were settled by mutual agreement between the Company and various State Attorneys General. Additional information on these lawsuits is included in “Note 12 – Commitments, Contingencies and Guarantees” in this Form 10-K.

Higher Education Act (HEA). The HEA is the primary law that authorizes and regulates federal student aid programs for higher education. Navient is subject to the HEA and its education loan operations are periodically reviewed by ED and Guarantors or entities acting on their behalf. As a servicer of federal education loans, Navient is subject to ED regulations regarding financial responsibility and administrative capability that govern all third-party servicers of insured education loans. In connection with its servicing operations on behalf of Guarantor clients, Navient must comply with ED regulations that govern Guarantor activities as well as agreements for reimbursement between ED and our Guarantor clients. While the HEA is required to be reviewed and "reauthorized" by Congress every five years, Congress has not reauthorized the HEA since 2008, choosing to temporarily extend the Act each year since 2013. During the COVID-19 pandemic, the Biden-Harris Administration and ED have relied upon The CARES Act and The HEROs Act to provide the legislative authority necessary to delay or cancel direct student loan payments. We cannot predict whether or when legislation will be passed or how it would impact us.

Federal Financial Institutions Examination Council. As a service provider to financial institutions, Navient is subject to periodic examination by the Federal Financial Institutions Examination Council (FFIEC). FFIEC is a formal interagency body of the U.S. government empowered to prescribe uniform principles, standards, and report forms for the federal examination of financial institutions by the Federal Reserve Banks (FRB), the Federal Deposit Insurance Corporation (FDIC), the National Credit Union Administration, the Office of the Comptroller of the Currency and the CFPB and to make recommendations to promote uniformity in the supervision of financial institutions.

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

Regulatory Outlook

In 2024, we expect the regulatory environment for the business in which we operate will continue to be challenging. We anticipate that regulators will be more focused on conducting regulatory audits and initiating enforcement actions.

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

For a discussion of potential upcoming ED regulations after the invalidation of the Student Debt Relief Plan, see "Segment Results — Federal Education Loans Segments — Various Federal Loan Forgiveness Plans."

We expect that consumer protection regulations, standards, supervision, examination and enforcement practices will continue to evolve in both detail and scope as well as being more unpredictable than in previous periods. This evolution has added and may continue to significantly add to Navient’s compliance, servicing and operating costs. We have invested in compliance through multiple steps including realignment of Navient’s compliance management system to a lending, servicing, collections and business services business model; dedicated compliance resources for certain topics to focus on consumer expectations; formation of business support operations to enhance risk, control and compliance functions in each business area; additional regulatory training for front-line employees to ensure obligations are understood and followed during interactions with customers, as well as additional regulatory training for our Board of Directors to enhance their ability to oversee the Company’s risk framework and compliance as it and the regulatory environment changes; and expanded oversight and analysis of complaint trends to identify and remediate, if necessary, areas of potential consumer harm. Despite these increased activities, our current operations and compliance processes may not satisfy evolving regulatory standards. Past practices or products may continue to be the focus of examinations, inquiries or lawsuits. As a result of our recent strategic announcements, we anticipate the need to further restructure and realign our compliance efforts and focus with our evolving footprint and businesses.

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

Debt Collection Supervision. The CFPB also maintains supervisory authority over larger consumer debt collectors and in late 2021 implemented changes to Regulation F governing the collection of third-party consumer debt. The CFPB’s rules do not preempt the various and varied levels of state consumer and collection regulations to which the activities of Navient’s subsidiaries are currently subject. Navient also utilizes third-party debt collectors to collect defaulted and charged-off education loans and will continue to be responsible for oversight of their procedures and controls.

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

Legal Proceedings

For a discussion of legal matters as of December 31, 2023, please refer to “Note 12 – Commitments, Contingencies and Guarantees” to our consolidated financial statements included in this report, which is incorporated into this item by reference.

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

FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guarantees generally cover at least 97% of a FFELP Loan’s principal and accrued interest upon default and, in limited circumstances, 100% of the loan’s principal and accrued interest. We are exposed to credit risk on the non-guaranteed portion of the FFELP Loans in our portfolio. In addition, under certain circumstances, if we, or any third-party servicer that we utilize to service our loan portfolio, fail to service FFELP Loans in compliance with HEA we may jeopardize the insurance, guarantees and federal support we receive on these loans. A small percentage of our FFELP Loan portfolio has become permanently uninsured as a result of these regulations and we anticipate this will continue to a limited extent in the future. Under such circumstances, we bear the full credit exposure on such previously insured loans.

We bear the full credit exposure on the loans in our Private Education Loan portfolio. We believe that delinquencies are an important indicator of the potential future credit performance for Private Education Loans. Our delinquencies as a percentage of Private Education Loans in repayment were 5.1% at December 31, 2023. For a complete discussion of our loan delinquencies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Private Education Loan Portfolio Performance.”

Future defaults could be higher than anticipated due to a variety of factors, such as downturns in the economy, public health crises, regulatory changes and other unforeseen future trends. During 2023, global markets continued to experience significant declines driven by the economic impact of inflation and interest rate increases by the Federal Reserve and concerns about the risk of recession persist. According to Company-sponsored independent research, young adults who stopped attending college before earning a degree or certificate are among those most likely to have trouble making payments. Losses on Private Education Loans are also impacted by various risk characteristics that may be specific to individual loans. Loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in which a payment has been made by a customer), underwriting criteria (e.g., credit scores), existence of a cosigner, school type and whether a loan is a TDR are all factors that can impact the likelihood of default. Additionally, general economic and employment conditions, including employment rates for recent college graduates, can have a significant impact on loan delinquency and default rates. If actual loan performance is worse than currently estimated, it could materially affect our estimate of the allowance for loan losses and the related provision for loan losses and as a result adversely affect our results of operations.

The Company’s accounting for the Allowance for Loan Losses on our education loan portfolios requires significant judgment and estimates.

The Company accounts for the allowance for loan losses in connection with its FFELP Loan and Private Education Loan portfolios under ASU No. 2016-13, “Financial Instruments — Credit Losses.” Under this standard, we are required to measure and recognize an allowance for loan losses that estimates remaining expected credit losses for financial assets held at the reporting date. This results in us presenting our loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses over the remaining life of the loan portfolio is based on information about past events, including historical experience, current conditions, and reasonable and supportable economic and other forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and quarterly thereafter. Estimating expected losses over the remaining life of the loan portfolios requires significant judgment and estimates. If we are required to materially increase our level of allowance for loan losses, such increase could adversely affect our business, financial condition and results of operations. In addition, the evaluation of our expected credit losses is inherently subjective and requires estimates that may be subject to significant changes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Loan Losses” and “Note 2 — Significant Accounting Policies” for further discussion of this standard.

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

The capital markets may from time-to-time experience periods of significant volatility, such as the volatility we have recently experienced due to rising interest rates and other economic pressures. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable at any costs. We cannot provide any assurance that the cost and availability of funding in the capital markets will not continue to be impacted by current economic pressures. Other factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, changes in the activities of our business partners, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to us, asset-backed securities sponsored by us or the U.S. federal government, changes affecting our assets, the ability of existing or future Navient-sponsored securitization trusts to hedge interest rate and currency risk, corporate and regulatory actions, absolute and comparative interest rate changes, general economic conditions and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization and derivatives transactions. If financing is difficult, expensive or unavailable, our results of operations, cash flow or financial condition could be materially and adversely affected. Further, rising interest rates and expectations of inflation may negatively impact borrower demand for our private education loan products.

Certain aspects of the impact of the cessation of the LIBOR reference rate and the transition to the Secured Overnight Financing Rate (SOFR) remain uncertain and could negatively impact our financial results and business.

On June 30, 2023, the LIBOR administrator ceased publication (on a representative basis) of all U.S. Dollar (USD) LIBOR rates, including one-month and three-month LIBOR. U.S. Dollar (USD) LIBOR had historically been the reference rate for most of our variable rate student loans, bonds, asset-backed securities (ABS), other financing facilities, and derivatives (financial instruments).

On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act) was signed into law. The LIBOR Act provides that for contracts that contain no fallback provision or contain fallback provisions that do not identify a specific USD LIBOR benchmark replacement (including the Special Allowance Payment (SAP) formula for FFELP Loans), a benchmark replacement based on SOFR, as published by the Federal Reserve Bank of New York, including any recommended spread adjustment and benchmark conforming changes, will automatically replace the USD LIBOR benchmark in the contract after June 30, 2023. On December 16, 2022, the Federal Reserve Bank of New York adopted a final rule that implements the LIBOR Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. Following the enactment and implementation of the LIBOR Act, all of our financial instruments which were indexed to USD LIBOR as of June 30, 2023 transitioned to SOFR after June 30, 2023.

Despite the successful transition of our financial instruments from USD LIBOR to SOFR, certain aspects of the impact of the cessation of LIBOR and transition to SOFR remain uncertain, and we are continuing to monitor the value and performance of our financial instruments and whether the transition to SOFR continues to produce a return that is the economic equivalent of LIBOR. The transition from LIBOR, which had historically been one of the most widely used benchmarks across the world, to SOFR is a novel event and there is also no guarantee that the transition will not result in unexpected outcomes. These uncertainties regarding the LIBOR transition could have a material adverse impact on our funding costs, net interest margin, loan and other asset values, asset-liability management strategies, operations, and other aspects of our business and financial results. Further, our customers, investors and counterparties may be dissatisfied with how SOFR performs compared to LIBOR or with how the transition process occurred. Litigation, disputes or other action may occur as a result of dissatisfied customers, investors and counterparties or a result of or in connection to the interpretation and enforceability of certain fallback language in our contracts originally based on LIBOR or in the LIBOR Act.

For more information regarding the actions we have taken with respect to the LIBOR transition, see “Quantitative and Qualitative Disclosures about Market Risk — LIBOR Transition to SOFR.”

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

In particular, new interpretations of current laws, rules or regulations or future laws, executive orders or other policy initiatives which operate to encourage or require consolidation, abolish existing or create additional income-based repayment or debt forgiveness programs or establish other policies and programs also may increase or decrease the prepayment rates on education loans. For example, after the invalidation of the Student Debt Relief (SDR) Plan, ED announced that it had begun a new rulemaking process to consider other ways to provide debt relief to borrowers, which could include borrowers with privately held FFELP Loans. ED held several public meeting sessions with a negotiated rulemaking committee in the fourth quarter of 2023 and in the first quarter of 2024. ED is expected to publish proposed regulations for public comment in May 2024. Further, on July 10, 2023, ED issued final regulations on income-driven repayment plans for Direct loans, which are student loans held by ED. Eligible FFELP borrowers can access the new changes by consolidating their loans into the Direct Loan Program. This new income-driven repayment plan may increase consolidation activity in the future as FFELP borrowers consolidate their loans into the Direct Loan Program in order to be eligible for the new income-driven repayment plan.

If ED implements a broad-based student loan forgiveness plan or new regulations, policies or programs that encourage or require borrowers to consolidate their loans into Direct Loans held by ED, it will likely result in a significant increase in prepayments of our existing education loan portfolio and could materially and adversely impact our profitability, results of operations, financial condition, cash flows or future business prospects. We cannot predict what (if any) plans or policies regarding broad-based loan forgiveness or other related policies or programs may ultimately be implemented, the timing of when such plans or policies may be implemented, and/or the outcome of such actions.

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

Our ability to hedge Floor Income and our ability to enter into hedges relative to that Floor Income is dependent on the future interest rate environment and therefore is variable, which may adversely affect our earnings.

FFELP Loans disbursed before April 1, 2006 generally earn interest at the higher of either the borrower rate, which is fixed over a period of time, or a floating rate based on a Special Allowance Payment or SAP formula set by ED. We have generally financed our FFELP Loans with floating rate debt whose interest is matched closely to the floating nature of the applicable SAP formula. Historically, these loans have been indexed to either the Treasury bill, commercial paper or one-month LIBOR rates. The SAP formula, which was indexed to one-month LIBOR prior to the transition away from LIBOR, transitioned to 30-day Average SOFR after June 30, 2023.

If a decline in interest rates causes the borrower rate to exceed the SAP formula rate, we will continue to earn interest on the loan at the fixed borrower rate while the floating rate interest on our debt will continue to decline. The additional spread earned between the fixed borrower rate and the SAP formula rate is referred to as “Floor Income.” The transition from LIBOR to SOFR as a benchmark rate may have a further detrimental impact on our debt originally indexed to LIBOR if rates suddenly rise as new market borrowing activity transfers to other benchmark rates. Depending on the type of FFELP Loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate on July 1 of each year. For loans where the borrower rate is fixed to term, we may earn Floor Income for an extended period of time; for those loans where the borrower interest rate is reset annually on July 1, we may earn Floor Income to the next reset date. In accordance with legislation enacted in 2006, holders of FFELP Loans are required to rebate Floor Income to ED for all FFELP Loans disbursed on or after April 1, 2006.

Floor Income can be volatile as market rates and the rates on the underlying education loans move up and down. Subject to prevailing market conditions, we generally hedge this risk by using derivatives in an effort to lock in a portion of our Floor Income over the term of the contract. A rise in interest rates will reduce the amount of Floor Income received on the FFELP Loans not presently hedged with derivatives, which will compress our net interest margins. Further, our ability to hedge Floor and our ability to enter into hedges relative to that Floor Income is dependent on the future interest rate environment and therefore is variable, which may adversely affect our earnings. Additionally, net interest margins can be negatively impacted by unusual variances between 30-day and 90-day Average SOFR.

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity, increase our borrowing costs or limit our access to the capital markets.

As of December 31, 2023, Moody’s, S&P and Fitch rated our long-term unsecured debt below investment grade. In addition, the capital markets for sub-investment grade companies are not as liquid as those involving investment grade entities. These factors have resulted in a higher cost of funds for us and have caused our senior unsecured debt to trade with greater volatility.

Our unsecured debt totaled $5.9 billion at December 31, 2023. We utilize the unsecured debt markets to help fund our business and refinance outstanding debt. The amount, type and cost of this funding directly affect the cost of operating our business and growing our assets and are dependent upon outside factors, including our credit rating from rating agencies. There can be no assurance that our credit ratings will not be reduced further. A reduction in the credit ratings of our senior unsecured debt could adversely affect our liquidity, increase our borrowing costs, limit our access to the capital markets and place incremental pressure on net interest income.

Adverse market conditions or an inability to effectively manage our liquidity risk or access liquidity could negatively impact our ability to meet our liquidity and funding needs, which could materially and adversely impact our results of operations, cash flow or financial condition.

We must effectively manage our liquidity risk. We require liquidity and the ability to access funds held at banks and other financial institutions to meet cash requirements such as day-to-day operating expenses, origination of loans, required payments of principal and interest on borrowings, and distributions to shareholders. We expect to fund our ongoing liquidity needs, including the repayment of $5.9 billion of senior unsecured notes that mature in 2024 to 2043, primarily through our current cash, investments and unencumbered FFELP Loan and Private Education Refinance Loan portfolios, the predictable operating cash flows provided by operating activities, the repayment of principal on unencumbered education loan assets, and the distribution of overcollateralization from our securitization trusts. We may also, depending on market conditions and availability, draw down on our secured FFELP Loan and Private Education Loan facilities, issue term ABS, enter into additional Private Education Loan ABS repurchase facilities, or issue additional unsecured debt. We may maintain too much liquidity, which can be costly, or may be too illiquid or may be unable to access funds held at banks and other financial institutions due to such banks or financial institutions entering receivership or becoming insolvent, which could result in financial distress during times of financial stress or capital market disruptions.

The interest rate characteristics of our earning assets do not always match the interest rate characteristics of our funding arrangements, which may have a negative impact on our net interest income and net income.

Net interest income is the primary source of cash flow generated by our portfolios of FFELP Loans and Private Education Loans. Following the cessation of USD LIBOR on June 30, 2023, interest earned on FFELP Loans and variable rate Private Education Loans is primarily indexed to one-month Term SOFR, 30-day Average SOFR or Prime Rate, and interest earned on variable rate Private Education Loans originated in December 2021 or thereafter is indexed to 30-day Average SOFR. In contrast, certain of our debt is indexed to rates other than one-month Term SOFR, 30-day Average SOFR or Prime Rate, or if indexed to one-month Term SOFR or 30-day Average SOFR, it has a different repricing frequency.

The different interest rate characteristics of our loan portfolios and the liabilities funding these loan portfolios result in basis risk and repricing risk. It is not economically feasible to hedge all of our exposure to such risks. While the asset and hedge indices are short-term with rate movements that are typically highly correlated, there can be no assurance that the historically high correlation will not be disrupted by capital market dislocations or other factors not within our control. There have been situations in the past in which we experienced widening spreads between one-month and three-month LIBOR and the cost of hedging this variance was prohibitive, which we may also experience with different SOFR-based indices. We cannot provide any assurance that such a situation will not occur and if it did occur, it would potentially reduce our net interest margins and net income. In these circumstances, our earnings could be materially adversely affected.

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

Our securitization trusts, which we consolidate on our balance sheet, had $1.6 billion of Euro denominated bonds outstanding as of December 31, 2023. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly rated counterparties. A failure by a swap counterparty to perform its obligations could, if the swap has a positive fair value to us and was not adequately collateralized, materially and adversely affect our earnings.

OPERATIONAL RISKS.

If we do not effectively and continually align our cost structure with our business operations, our results of operations and financial condition could be materially adversely affected.

We continually strive to align our cost structure with our business operations. The ability to properly size our cost structure is dependent upon a number of variables, including our ability to successfully execute on our business plans, growth or strategic initiatives and future legislative or regulatory changes. Persistent inflation, as experienced throughout 2023, could significantly increase our ongoing operating costs and reduce our net income. Additionally, on January 30, 2024, as a result of an in-depth review of our business, we announced three strategic actions to simplify our company, reduce our expense base, and enhance our flexibility. See “Business — Overview and Fundamentals of our Business — Recent Business Developments” for more information on our strategic actions. We could fail to successfully implement our strategic actions or may fail to fully realize the anticipated benefits from the strategic actions or the benefits may take longer to realize than expected. Further, we may fail to implement, or be unable to achieve, necessary cost savings commensurate with our business and prospects. If we undertake cost reductions based on our business plan or the implementation of our recently announced strategic actions, those reductions, if not undertaken properly, could cause disruptions in our business, reductions in the quality of the services we provide or even cause us to fail to comply with applicable regulatory standards. In each case, our business, results of operations and financial condition could be adversely affected.

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

Our operations rely on the secure processing, storage and transmission of personal, confidential and other information in our computer systems and networks. Although we take protective measures we deem reasonable and appropriate, like other financial institutions, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses, malicious attacks, ransomware attacks and other cybersecurity events that could have a security impact beyond our control. These technologies, systems and networks, and those of third parties, may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ confidential, proprietary and other information, the loss of access to our systems and networks or those of third parties we rely upon or otherwise disrupt our business operations or those of our customers or other third parties. Information security risks for institutions that handle large numbers of financial transactions on a daily basis such as Navient have generally increased in recent years, in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. In addition, our increased use of mobile and cloud technologies could heighten these and other operational risks. Any failure by our service providers, including our mobile or cloud technology service providers, to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations or those of third parties we rely upon and result in interruptions of services or loss of access or misappropriation, corruption or loss of confidential or propriety information. Moreover, the loss of confidential customer identification information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under state, federal and international laws that protect confidential personal data, resulting in increased costs, loss of revenues and substantial penalties.

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

We depend on third parties for a wide array of services, systems and information technology applications. Third-party vendors are significantly involved in many aspects of our software and systems development, servicing systems, the timely transmission of information across our data communication network, and for other telecommunications, processing, remittance and technology-related services in connection with our servicing or payment services businesses. In addition to technology applications, we also utilize various third-party service providers across our business, including in connection with our loan originations and in in the collection of defaulted Private Education Loans and in other areas and in the future, may utilize a third-party service provider to service all or a portion of our loan portfolio. If a service provider fails to provide the services required or expected, or fails to meet applicable contractual or regulatory requirements such as service levels or compliance with applicable laws, the failure could negatively impact our business by adversely affecting, for example, the processing of customers’ transactions in a timely and accurate manner, otherwise hampering our ability to serve our customers, or subjecting us to litigation and regulatory risk for matters as diverse as poor vendor oversight or improper release or protection of personal information. Such a failure could also adversely affect the perception of the reliability of our networks and services and the quality of our brands, which could materially adversely affect our business and results of operations.

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

Even if we are successful in a proxy contest or in defending against any unsolicited takeover attempt, our business could be adversely affected by any such proxy contest or unsolicited takeover attempt because:

•
perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or other strategic opportunities, and may make it more difficult to attract and retain qualified personnel and business partners;
•
if individuals are elected or appointed to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our shareholders; and
•
if individuals are elected or appointed to our Board of Directors who do not agree with our strategic plan, the ability of our Board of Directors to function effectively could be adversely affected, which could in turn adversely affect our business, operating results and financial condition.

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

The CFPB filed an action against us in January of 2017 which is currently pending. A description of the CFPB action is included in "Note 12 – Commitments, Contingencies and Guarantees." Also, in 2022, we entered into a series of Consent Judgments and Orders (the “Agreements”) with 40 State Attorneys General to resolve all matters in dispute related to the certain state attorneys general cases as well as the related investigations, subpoenas, civil investigative demands and inquiries from various other state regulators.

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

We are now, and may in the future be, subject to inquiries and audits from state and federal regulators as well as litigation from private plaintiffs. In recent years, we have entered into consent orders and other settlements. We have provided monetary and other relief in connection with the resolution of some of these actions and settlements. We have also enhanced our procedures and controls, expanded the risk and control functions within each line of business, invested in technology and hired additional risk, control and compliance personnel.

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

Further, legislative and regulatory responses to COVID-19 have had a significant impact on our education loan portfolios. In compliance with the CARES Act and related executive actions, payments and interest accrual on all loans owned by ED were suspended from March of 2020 to September 2023. See risk factor entitled “—Prepayments on our loans can materially impact our profitability, results of operations, financial condition, cash flows or future business prospects” for additional information on the SDR Plan.

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

Additionally, our ability to grow is significantly dependent upon our ability to originate new in-school and refinance loans. In 2023, the student loan refinance market continued to experience a significant downturn as a result of the significant increase in interest rates, the proposed SDR Plan and the extended moratorium on student loan repayments. Although student loan payments on ED held loans resumed in October 2023, interest rates remain high and the new income-driven repayment plan for which ED issued final regulations in July 2023 and the potential new regulations by ED regarding loan cancellation may increase consolidation activity in the future as FFELP borrowers consolidate their loans into the Direct Loan Program in order to be eligible for such programs and plans. These factors continue to disincentivize some borrowers from refinancing their direct student loans and have negatively impacted our refinancing originations. To the extent that such additional measures are implemented, such implementation may negatively impact our future student loan origination volume and our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result. Additionally, see “—Prepayments on our loans can materially impact our profitability, results of operations, financial condition, cash flows or future business prospects”.

Acquisitions, strategic investments or divestitures that we pursue may not be successful and could harm our business and financial condition.

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

Our strategy may also include making divestitures of certain brands or businesses. If we are unable to complete divestitures or successfully transition divested businesses, including the effective management of the related separation and stranded overhead costs, transition services, and the maintenance of relationships with customers and other business partners, our business, financial condition or results of operations could be negatively impacted. Even if such transactions are completed, the anticipated growth and other strategic objectives of such transactions may not be fully realized or may take longer to realize than expected, which may adversely affect any anticipated benefits from such transactions.

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

We are subject to a variety of legal proceedings in virtually every part of our business (see "Note 12 — Commitments, Contingencies and Guarantees"). While we believe we have adopted appropriate legal and risk management and compliance programs, the diverse nature of our operations, including operations of business we have recently acquired, means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time. Some of these legal proceedings or other contingencies may materially adversely affect our business, financial condition or results from operations.

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

CYBERSECURITY

Risk Management and Strategy

Navient is dedicated to helping our clients and customers keep their information secure. Recognizing the evolving threats facing all companies, Navient maintains a comprehensive corporate information security program (the CISP) that utilizes a defense-in-depth strategy to protect Navient’s resources, infrastructure, assets and most importantly, our customer data and information.

The CISP is an integral component of Navient’s overall risk management program and follows the same risk management philosophy and framework described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.” The integration of our corporate information security program into our broader risk management program is designed so that cybersecurity risks and considerations are a critical part of Navient’s overall risk management and decision-making processes.

The overall objective of the Navient CISP is to establish effective enterprise-wide policies, standards, programs, procedures and strategies that address the security of Navient’s computer resources, infrastructure, data and information assets. The CISP includes administrative, technical, and physical safeguards designed to achieve certain objectives, including ensuring the security, confidentiality, integrity and availability of information; protecting against any reasonably anticipated threats or hazards to the security or integrity of such information; protecting against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer or individual, or to Navient; providing reasonable assurance that business objectives will be achieved and security incidents will be prevented or detected, contained and corrected; and complying with legal, statutory, contractual and internally developed requirements.

As part of the CISP, Navient has developed and implemented a formal security incident response program which provides clear, practical guidelines and actionable steps to respond to cybersecurity incidents. The security incident response program provides a framework which is comprised of different phases and overarching functions, representing the key activities to prepare for and respond to a security incident. Additionally, a cross-functional incident response team is utilized to ensure that appropriate staff, resources and expertise are available at all times to provide a coordinated response to any incident or event that may threaten the computer systems, information resources or data of the Company. In the event of a suspected or confirmed security incident, the Company’s Chief Information Security Officer (CISO) is responsible for coordinating with internal departments, including risk, compliance and legal, and other senior management as appropriate as well as outside vendors and advisors. Incident response exercises and tests are conducted periodically to help ensure an adequate incident response program is in place. Upon completion of the tests, results are documented and evaluated and reported to the Company’s senior management and to the Risk Committee of the Board of Directors, as appropriate. Any notable deficiencies or findings resulting from the tests are entered into the Company’s open issues tracking system, to be tracked for follow-up and/or remediation, as applicable.

The CISP is characterized by strong board and senior management level support and governance, integration through the Company’s business processes and clear accountability for carrying out respective responsibilities. Navient’s information security team coordinates a review of the CISP on an annual basis to confirm that the CISP complies with applicable laws and regulations. The CISP is also reviewed and approved by the Company’s CISO and the Risk Committee of the Board of Directors at least annually. Further, our CISO is responsible for administering the CISP. Our CISO, along with our Chief Information Officer (CIO) provides periodic reports regarding the status of the program and the overall state of the Company’s security to senior management and the Risk Committee of the Board, as may be necessary or appropriate.

From time to time, Navient engages third parties in connection with its risk management processes, including to conduct evaluations of our security controls, whether through penetration testing, independent audits or consulting on best practices. Navient may also from time to time engage third parties to provide services to Navient, pursuant to which the third-party service provider receives, maintains, processes, or otherwise accesses Navient customer data and other confidential or proprietary information. Navient maintains industry standard risk management practices to ensure that service provider risks are identified and mitigated. Outsourced functions are held to the same level of rigor, continuous monitoring, and security & privacy requirements as if the functions were performed within the Company. Navient maintains a third party and outsourcing security program that provides a framework for engaging with third-party service providers, emphasizing risk management oversight. Navient also takes appropriate steps to monitor and/or audit service providers to ensure compliance with this program. All material agreements with service providers contain a provision that requires them, at a minimum, to implement and maintain an information security program that complies with the customer/employee information safeguarding regulations, and to authorize the Company to conduct security assessments, reviews, auditing and monitoring to ensure compliance.

As of the date of this Form 10-K, Navient has not encountered any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company. While we continually monitor potential or likely cybersecurity threats and remain prepared to respond to any threats or incidents in an efficient, effective and consistent manner, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company. See “Risk Factors — Operational Risks — We depend on secure information technology, and a breach of our information technology systems could result in significant losses, disclosure of confidential customer information and reputational damage, which would adversely affect our business” for further discussion of our cybersecurity risks.

Governance

The Company’s Board of Directors plays a critical role in overseeing the Company’s cybersecurity risk management program. The Risk Committee of the Board of Directors receives regular briefings from the Company’s CIO and CISO on material matters related to information security such as risk assessments, risk management and results of testing and security incidents, and is notified between such updates regarding significant new cybersecurity threats or incidents. The Risk Committee also receives a formal, annual report on the effectiveness of the Company’s CISP from the Company’s CIO and CISO and approves the program on an annual basis.

The Company’s CISO is responsible for administering and managing the CISP as well as for managing, communicating, conducting and coordinating all investigations regarding information technology or related to the use or misuse of the Company’s or our vendor’s computer systems, applications, data or resources. No cybersecurity incident response activity is permitted to be executed without the consent and approval of our CISO. Our CISO provides periodic reports regarding the status of the CISP and the overall state of the Company’s security to senior management and to the Board of Directors. Further, the CISO and his information security team coordinate periodic incident response exercises and tests to help ensure an adequate incident response program is in place, as described above. Upon completion of the tests, results and any findings are reported to the Company’s senior management, the Board of Director’s Risk Committee and the Enterprise Risk and Compliance Committee.

The Company’s CISO has been with the Company for over 20 years. Prior to being appointed CISO in September 2022, he led the Security Architecture and Application Security functions in our information security team and served as information systems security officer for all of Navient’s contracts with the federal government.

Navient’s Enterprise Risk and Compliance Committee is an executive management-level committee to whom senior management reports and with whom senior management reviews significant risks, including risks relating to cybersecurity, receives reports on adherence to established risk parameters, provides direction on mitigation and remediation of our risks and closure of issues and supervises our enterprise risk management program. For more information on our Enterprise Risk and Compliance Committee and its roles and responsibilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Risk Oversight, Roles and Responsibilities—Enterprise Risk and Compliance Committee.”

Quantitative and Qualitative Disclosures about Market Risk

LIBOR Transition to SOFR

On June 30, 2023, the LIBOR administrator ceased publication (on a representative basis) of all USD LIBOR rates, including one-month and three-month LIBOR.

In preparation for the transition, we worked internally as well as with external parties to ensure an orderly transition from one-month and three-month LIBOR to an alternative benchmark rate by the June 30, 2023 transition date. We established an internal LIBOR transition team whose purpose was to assess impacts, recommend plans and coordinate transition efforts among different business areas. Executive management and the LIBOR transition team provided quarterly reports to our Board of Directors. We also established internal LIBOR working groups comprised of members from different business areas who met regularly to assess specific business-level impacts and to implement operational changes necessary to effectuate a successful transition from LIBOR. In addition to our enterprise-wide efforts, we engaged with market participants, industry groups and regulators, including the Alternative Reference Rates Committee (the ARRC), to develop plans and documentation to facilitate the transition to an alternative benchmark rate.

We worked to align with the ARRC’s recommended best practices for completing the transition from LIBOR. All of our new variable rate Private Education Loans issued since December 2021 are indexed to SOFR. Also, as of December 31, 2021, we ceased entering into any other new contracts that are indexed to LIBOR and, where practicable, have engaged with counterparties to modify certain existing contracts to transition the existing reference rate from LIBOR to SOFR. With respect to our legacy variable rate Private Education Loans and other financial contracts that reference USD LIBOR and contain fallback provisions that clearly specify a method for the transition from LIBOR, we successfully transitioned such loans using such existing fallbacks. We engaged with our IT vendors and impacted internal work groups to prepare and update our systems, procedures and processes to transition LIBOR-indexed contracts to SOFR. With respect to our financial instruments that did not include fallback provisions that clearly specified a method for the transition from LIBOR to an alternative benchmark rate, where practicable and commercially reasonable, we made efforts to engage with customers, counterparties and investors to modify such instruments. Due to stringent noteholder consent requirements, it was not practicable to modify certain financial instruments like certain of our ABS. Further, the SAP formula for our FFELP Loans, which was indexed to one-month LIBOR prior to the June 30, 2023 transition date, was not able to be modified without legislative action. Thus, in such instances, we needed to rely on federal legislation to transition to SOFR.

On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act) was signed into law. The LIBOR Act provides that for contracts that contain no fallback provision or contain fallback provisions that do not identify a specific USD LIBOR benchmark replacement (including the SAP formula for FFELP Loans), a benchmark replacement based on SOFR, as recommended by the Federal Reserve Bank of New York, will automatically replace the USD LIBOR benchmark in the contract after June 30, 2023. On December 16, 2022, the Federal Reserve Bank of New York adopted a final rule that implements the LIBOR Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. Following the enactment and implementation of the LIBOR Act, all of our financial instruments which were indexed to USD LIBOR as of June 30, 2023 transitioned to SOFR after June 30, 2023. Specifically, after June 30, 2023, the SAP formula for FFELP Loans transitioned to 30-day Average SOFR and our LIBOR-indexed FFELP ABS contracts that are subject to the LIBOR Act transitioned to 30-day or 90-day Average SOFR. Our LIBOR-indexed Private Education Loan ABS contracts that are subject to the LIBOR Act transitioned to 1-month or 3-month Term SOFR. Similarly, our LIBOR-indexed Private Education Loans transitioned to 1-month or 3-month Term SOFR. Our LIBOR-indexed derivatives transitioned to the Fallback Rate (SOFR) as defined in the ISDA 2020 IBOR Fallbacks Protocol published by the International Swaps and Derivatives Association, Inc. on October 23, 2020.

For a discussion of the risks related to the LIBOR transition, see “Risk Factors — Market, Funding & Liquidity Risk — Certain aspects of the impact of the cessation of the LIBOR reference rate and the transition to the Secured Overnight Financing Rate (SOFR) remain uncertain and could negative impact our financial results and business.”

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at December 31, 2023 and December 31, 2022, based upon a sensitivity analysis performed by management assuming a hypothetical increase and decrease in market interest rates of 100 basis points. The earnings sensitivities assume an immediate increase and decrease in market interest rates of 100 basis points and are applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and do not take into account any new assets, liabilities or hedging instruments that may arise over the next 12 months.

	As of December 31, 2023 Impact on Annual Earnings If:		As of December 31, 2022 Impact on Annual Earnings If:
	Interest Rates:		Interest Rates:
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Decrease 100 Basis Points	Increase 100 Basis Points	Decrease 100 Basis Points
Effect on Earnings:
Change in pre-tax net income before mark-to -market gains (losses) on derivative and hedging activities(1)	$20	$6	$58	$(41)
Mark-to-market gains (losses) on derivative and hedging activities	50	(49)	35	(28)
Increase (decrease) in income before taxes	$70	$(43)	$93	$(69)
Increase (decrease) in net income after taxes	$54	$(33)	$72	$(53)
Increase (decrease) in diluted earnings per common share	$.47	$(.29)	$.55	$(.41)

(1) If decreasing interest rates by 100 basis points results in a negative interest rate, we assume the interest rate is 0% for this disclosure (as opposed to being a negative interest rate).

	At December 31, 2023
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$52,877	$(88)	—%	$130	—
Other earning assets	2,939	—	—	—	—
Other assets	3,609	7	—	50	1
Total assets gain/(loss)	$59,425	$(81)	—%	$180	—
Liabilities
Interest-bearing liabilities	$55,803	$(274)	—%	$295	1%
Other liabilities	987	113	11	(67)	(7)
Total liabilities (gain)/loss	$56,790	$(161)	—	$228	—

	At December 31, 2022
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Decrease of 100 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
Education Loans	$59,306	$(81)	—%	$120	—
Other earning assets	4,974	—	—	—	—
Other assets	3,571	36	1	(29)	(1)
Total assets gain/(loss)	$67,851	$(45)	—%	$91	—
Liabilities
Interest-bearing liabilities	$63,531	$(250)	—%	$272	—
Other liabilities	922	125	14	(134)	(15)
Total liabilities (gain)/loss	$64,453	$(125)	—	$138	—

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

In the preceding tables, under the scenario where interest rates increase or decrease by 100 basis points, the change in pre-tax net income before the mark-to-market gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged FFELP Loans being in a fixed-rate mode due to Floor Income, while being funded with variable rate debt in low interest rate environments; (ii) certain FFELP fixed rate loans becoming variable interest rate loans when variable interest rates rise above a certain level (Special Allowance Payment of “SAP”). When these loans are funded with fixed rate debt (as we do for a portion of the portfolio to economically hedge Floor Income) we earn additional interest income when earning the higher variable rate that is in effect; and (iii) a portion of our variable rate assets being funded with fixed rate liabilities. Item (i) will generally cause income to decrease when interest rates increase and income to increase when interest rates decrease. Item (ii) and (iii) have the opposite effect. The change due to the interest rate scenario where interest rates increase by 100 basis points in the current period is primarily a result of item (iii) as well as item (ii) having a more significant impact than item (i) as a result of interest rates being higher compared to the prior period. The change due to the interest scenario where interest rates decrease by 100 basis points in the current period is primarily a result of item (i) having a more significant impact (including annual reset floors in connection with a portion of the Stafford FFELP loan portfolio) than item (ii) as a result of interest rates being higher compared to the prior period. The relative changes from the prior period are a result of interest rates being lower in the prior period.

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

Asset and Liability Funding Gap

The table below presents our assets and liabilities (funding) arranged by underlying indices as of December 31, 2023. Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (Core Earnings basis). Accordingly, we present the asset and liability funding gap on a Core Earnings basis. The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding	Funding Gap
3 month Treasury bill	weekly	$2.0	$—	$2.0
3 month Treasury bill	annual	.1	—	.1
Prime	annual	.1	—	.1
Prime	quarterly	1.0	—	1.0
Prime	monthly	3.5	—	3.5
3 month Term SOFR	quarterly	.2	1.3	(1.1)
3 month Term SOFR (1)	monthly	—	.4	(.4)
1 month Term SOFR	monthly	2.4	1.1	1.3
Overnight SOFR(2)	daily	35.7	35.6	.1
Non Discrete reset (1)	monthly	—	4.5	(4.5)
Non Discrete reset (3)	daily/weekly	2.9	.1	2.8
Fixed Rate (4)		13.6	18.5	(4.9)
Total		$61.5	$61.5	$—

(1)
Funding includes debt related to Loan ABCP and Repurchase Facilities.
(2)
The assets are indexed to 30-day average overnight SOFR. A portion of the funding uses the daily average of overnight SOFR from a period preceding the accrual period of the asset ("lookback debt"). Funding includes $17.2 billion of 30-day average SOFR lookback debt and $15.6 billion of 90-day average SOFR lookback debt.
(3)
Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes the obligation to return cash collateral held related to derivatives exposures.
(4)
Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders' equity.

We use interest rate swaps and other derivatives to achieve our risk management objectives. Our asset liability management strategy is to match assets with debt (in combination with derivatives) that have the same underlying index and reset frequency or, when economical, have interest rate characteristics that we believe are highly correlated. Interest earned on our FFELP Loans is primarily indexed to 30-day average overnight SOFR reset daily and our cost of funds is primarily indexed to overnight SOFR but resetting at different times than the asset. A source of variability in FFELP net interest income could also be Floor Income we earn on certain FFELP Loans. Pursuant to the terms of the FFELP, certain FFELP Loans can earn interest at the stated fixed rate of interest as underlying debt interest rate expense remains variable. We refer to this additional spread income as “Floor Income.” Floor Income can be volatile since it is dependent on interest rate levels. We frequently hedge this volatility to lock in the value of the Floor Income over the term of the contract. Interest earned on our Private Education Refinance Loans is generally fixed rate with the related cost of funds generally fixed rate as well. Interest earned on the remaining Private Education Loans is generally indexed to either one-month Prime or term SOFR rates and our cost of funds is primarily indexed to one-month or three-month term SOFR. The use of funding with index types and reset frequencies that are different from our assets exposes us to interest rate risk in the form of basis and repricing risk. This could result in our cost of funds not moving in the same direction or with the same magnitude as the yield on our assets. While we believe this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions (which have occurred in prior years) can lead to a temporary divergence between indices resulting in a negative impact to our earnings. See previous discussion at "Quantitative and Qualitative Disclosures about Market Risk — LIBOR Transition to SOFR" regarding the transition of the LIBOR indexed instruments to SOFR that occurred after June 30, 2023.

Properties

The following table lists the principal facilities owned by us as of December 31, 2023:

Location	Function	Business Segment(s)	Approximate Square Feet
Wilkes-Barre, PA	Loan Servicing Center	Federal Education Loans; Consumer Lending; Business Processing	133,000
Muncie, IN	Processing Center	Federal Education Loans; Consumer Lending; Business Processing	75,400
Big Flats, NY	Pioneer Credit Recovery — Processing Center	Business Processing	60,000

The following table lists the principal facilities leased by us as of December 31, 2023:

Location	Function	Business Segment(s)	Approximate Square Feet
Fishers, IN	Loan Servicing and Data Center	Federal Education Loans; Consumer Lending; Other	79,000
Herndon, VA	Headquarters	Federal Education Loans; Consumer Lending; Business Processing; Other	43,000
Hendersonville, TN	Xtend Healthcare — Revenue Cycle Management	Business Processing	36,000
Moorestown, NJ	Pioneer Credit Recovery — Processing Center	Business Processing	30,000
Guaynabo, PR	PAM Puerto Rico — Business Processing	Business Processing	21,000
Irving, TX	Duncan Solutions — Business Processing	Business Processing	21,000
Salt Lake City, UT	Earnest — Loan Originations	Consumer Lending	4,500

None of the facilities that we own is encumbered by a mortgage. We believe that our headquarters, loan servicing centers, data center and other business processing centers are generally adequate to meet our long-term needs and business goals. Our headquarters is currently in leased space at 13865 Sunrise Valley Drive, Herndon, Virginia 20171.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ under the symbol NAVI. As of January 31, 2024, there were 112,749,884 shares of our common stock outstanding and 249 holders of record.

We paid quarterly cash dividends on our common stock of $0.16 per share for each quarter of 2022 and 2023.

Issuer Purchases of Equity Securities

The following tables provide information relating to our purchases of shares of our common stock in the three months ended December 31, 2023.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
Period:
October 1 — October 31, 2023	1.7	$16.97	1.7	$332
November 1 — November 30, 2023	1.6	16.80	1.6	$304
December 1 — December 31, 2023	.8	18.37	.8	$290
Total fourth-quarter 2023	4.1	$17.17	4.1

(1)
On December 10, 2021, our Board of Directors approved a $1 billion multi-year share repurchase program (the Share Repurchase Program). The Share Repurchase Program does not have an expiration date.
(2)
On September 14, 2023, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during fourth-quarter 2023 from October 2, 2023 to October 27, 2023. This plan terminated by its terms on October 27, 2023. On December 12, 2023, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during January 2024. No shares were purchased under this plan during the fourth-quarter 2023. This plan terminated by its terms on January 31, 2024.

Execution Date	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(1)
10/2/2203	75,754	$17.04	75,754	$358,713,490
10/3/2203	77,860	$16.60	77,860	$357,420,655
10/4/2203	78,420	$16.52	78,420	$356,125,353
10/5/2203	76,090	$16.92	76,090	$354,838,032
10/6/2203	74,150	$17.46	74,150	$353,543,403
10/9/2023	72,908	$17.72	72,908	$352,251,743
10/10/2023	72,009	$17.83	72,009	$350,967,520
10/11/2023	72,781	$17.71	72,781	$349,678,321
10/12/2023	71,916	$17.75	71,916	$348,401,826
10/13/2023	74,380	$17.45	74,380	$347,104,141
10/16/2023	73,167	$17.55	73,167	$345,819,855
10/17/2023	72,848	$17.67	72,848	$344,532,347
10/18/2023	74,115	$17.44	74,115	$343,239,981
10/19/2023	75,205	$17.28	75,205	$341,940,258
10/20/2023	76,755	$16.93	76,755	$340,640,428
10/23/2023	74,844	$17.09	74,844	$339,361,396
10/24/2023	75,826	$17.16	75,826	$338,060,359
10/25/2023	81,800	$16.14	81,800	$336,740,025
10/26/2023	81,325	$15.99	81,325	$335,439,597
10/27/2023	84,311	$15.83	84,311	$334,104,566
10/30/2023	81,300	$15.94	81,300	$332,808,636
10/31/2023	81,400	$15.93	81,400	$331,512,113
11/1/2023	81,500	$15.88	81,500	$330,218,293
11/2/2023	79,000	$16.35	79,000	$328,926,556
11/3/2023	75,000	$17.15	75,000	$327,640,561
11/6/2023	71,979	$16.97	71,979	$326,418,998
11/7/2023	76,024	$17.10	76,024	$325,119,003
11/8/2023	76,024	$17.01	76,024	$323,826,161
11/9/2023	78,755	$16.51	78,755	$322,526,168
11/10/2023	79,155	$16.42	79,155	$321,226,174
11/13/2023	78,619	$16.54	78,619	$319,926,193
11/14/2023	75,620	$17.19	75,620	$318,626,210
11/15/2023	74,910	$17.35	74,910	$317,326,214
11/16/2023	77,513	$16.73	77,513	$316,029,220
11/17/2023	78,174	$16.64	78,174	$314,728,225
11/20/2023	77,180	$16.86	77,180	$313,427,248
11/21/2023	78,043	$16.67	78,043	$312,126,263
11/22/2023	73,625	$16.72	73,625	$310,895,077
11/24/2023	77,051	$16.88	77,051	$309,594,078
11/27/2023	77,733	$16.79	77,733	$308,289,105
11/28/2023	76,537	$16.90	76,537	$306,995,637
11/29/2023	76,280	$17.13	76,280	$305,688,663
11/30/2023	76,402	$17.11	76,402	$304,381,677
12/1/2023	74,507	$17.54	74,507	$303,074,690
12/4/2023	73,520	$17.76	73,520	$301,769,298
12/5/2023	73,352	$17.80	73,352	$300,463,779
12/6/2023	70,652	$17.96	70,652	$299,194,523
12/7/2023	72,652	$18.05	72,652	$297,883,046
12/8/2023	71,311	$18.39	71,311	$296,571,501
12/11/2023	70,654	$18.56	70,654	$295,259,922
12/12/2023	70,165	$18.69	70,165	$293,948,504
12/13/2023	69,982	$18.72	69,982	$292,638,454
12/14/2023	67,506	$19.43	67,506	$291,326,806
12/15/2023	68,192	$19.32	68,192	$290,009,507
	4,076,781	$17.17	4,076,781

(1)
On December 10, 2021, our Board of Directors approved a $1 billion multi-year share repurchase program (the Share Repurchase Program). The Share Repurchase Program does not have an expiration date.
(2)
On September 14, 2023, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during fourth-quarter 2023 from October 2, 2023 to October 27, 2023. This plan terminated by its terms on October 27, 2023. On December 12, 2023, the Company entered into a "Rule 10b5-1 trading arrangement" intended to satisfy the affirmative defense conditions of Rule 10b5-1, pursuant to which the Company purchased the applicable shares during January 2024. No shares were purchased under this plan during the fourth-quarter 2023. This plan terminated by its terms on January 31, 2024.

Stock Performance

The following performance graph compares the yearly dollar change in our cumulative total shareholder return on our common stock to that of the S&P 600 Financials and the S&P Small Cap 600 Index. The graph assumes a base investment of $100 at December 31, 2018 and reinvestment of dividends through December 31, 2023. In June 2023, as a result of the S&P Dow Jones Indices quarterly rebalance, the Company was moved from the S&P Midcap 400 Index to the S&P SmallCap 600 Index.

This graph shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the Securities Act), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Five Year Cumulative Total Stockholder Return
$300
$250
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/29/23
Navient Corporation
S&P Small Cap 600 Index
S&P 600 Financials
S&P Midcap 400 Index
S&P 400 Financials

Company/Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Navient Corporation	$100.0	$163.1	$125.4	$280.9	$226.5	$266.1
S&P Small Cap 600 Index	$100.0	$122.7	$136.4	$173.0	$145.1	$168.2
S&P 600 Financials	$100.0	$120.4	$110.3	$140.4	$120.5	$126.7
S&P Midcap 400 Index	$100.0	$126.2	$143.4	$178.9	$155.4	$180.9
S&P 400 Financials	$100.0	$126.3	$124.2	$165.1	$159.3	$172.1

Source: Bloomberg Total Return Analysis

Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a–1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.

Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive and Principal Financial Officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2023. Based on this evaluation, our Principal Executive and Principal Financial Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report which appears below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the 2024 Proxy Statement, including in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Other Matters — Delinquent Section 16(a) Reports" (if applicable) and “Corporate Governance,” and is incorporated herein by reference.

Executive Compensation

The information required by this item will be contained in the 2024 Proxy Statement, including in the sections titled “Executive Compensation” and “Director Compensation,” and is incorporated herein by reference.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the 2024 Proxy Statement, including in the sections titled “Ownership of Common Stock” and “Ownership of Common Stock by Directors and Executive Officers,” and is incorporated herein by reference.

The table below presents information as of December 31, 2023, relating to our equity compensation plans or arrangements pursuant to which grants of options, restricted stock, restricted stock units, stock units or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1)	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Navient Corporation 2014 Omnibus Incentive Plan:
Traditional options	—	$—
Net-Settled Options	—	—
Restricted Stock Units	2,191,274	—
Performance Stock Units	1,148,878	—
Total	3,340,152	—	11,491,978
Amended and Restated Navient Corporation Employee Stock Purchase Plan(2)	—	—	1,513,218
Total equity compensation plans approved by security holders	3,340,152	$—	13,005,196
Total equity compensation plans not approved by security holders	—	$—	—

(1)
Performance Stock Units (PSUs) granted in 2021 vest after a three-year performance period (2021-2023), with the potential payout ranging from 0% to 150% of the target award. Based on the Company’s actual performance during the three-year performance period relative to pre-established performance goals, these PSUs will vest at 46.36% of the target amount and will be settled in shares of the Company’s common stock two business days after the Company files its Form 10-K for the year ended December 31, 2023. These 2021 PSUs are shown above as outstanding on December 31, 2023, based on the final achieved amount (i.e., 46.36% of the target amount).
(2)
Number of shares available for issuance under the Amended and Restated Navient Corporation Employee Stock Purchase Plan (as amended from time to time, the ESPP) as of December 31, 2023. The ESPP was approved on April 8, 2014 by the company now known as SLM Corporation, our then sole shareholder. The ESPP became effective May 1, 2014. The Company amended the ESPP effective November 1, 2015 to alter the offering period for employees of recently acquired subsidiaries. The Company again amended the ESPP on April 4, 2019, subject to shareholder approval, to increase the shares available for issuance under the plan by 2 million shares. This amendment was approved by the Company’s shareholders on June 6, 2019. The Company again amended the ESPP on May 21, 2020, to eliminate the accrual of interest on individual account balances for periods after July 31, 2020.

Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the 2024 Proxy Statement, including under “Other Matters — Certain Relationships and Transactions” and “Corporate Governance,” and is incorporated herein by reference.

Principal Accountant Fees and Services

The information required by this item will be contained in the 2024 Proxy Statement, including under “Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

3. Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

We will furnish at cost a copy of any exhibit filed with or incorporated by reference into this Form 10-K. Oral or written requests for copies of any exhibits should be directed to the Secretary.

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

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Navient Corporation (incorporated by reference to Exhibit 3.1 to Navient Corporation’s Current Report on Form 8-K filing on December 20, 2021).

4.1

Description of Registrant’s Securities registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to Navient Corporation’s Annual Report on Form 10-K filed on February 24, 2023).

4.2	Indenture, dated as of July 18, 2014, between Navient Corporation and Bank of New York Mellon, as trustee, (incorporated by reference to Exhibit 4.1 to Form S-3ASR filed on July 18, 2014).

4.3

First Supplemental Indenture (including the Form of Note contained herein), dated as of November 6, 2014, between Navient Corporation and Bank of New York Mellon, as trustee, (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on November 11, 2006.

4.4

Second Supplemental Indenture (including the Form of Note contained herein), dated as of March 27, 2015 between Navient Corporation and Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on March 27, 2015.

4.5

The Third Supplemental Indenture (including the Form of Note contained herein), dated as of July 29, 2016, between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on July 29, 2016).

4.6

The Fourth Supplemental Indenture (including the Form of Note contained herein), dated as of September 16, 2016, between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on September 16, 2016).

4.7

The Fifth Supplemental Indenture (including the Form of Note contained herein), dated as of March 7, 2017 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on March 7, 2017).

4.8

The Sixth Supplemental Indenture (including the Form of Note contained herein), dated as of March 17, 2017 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.3 to Navient Corporation’s Current Report on Form 8-K filed on March 7, 2017).

4.9

The Seventh Supplemental Indenture (including the Form of Note contained herein), dated as of May 26, 2017 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on May 26, 2017).

4.10

The Eighth Supplemental Indenture (including the Form of Note contained herein), dated as of June 9, 2017 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.4 to Navient Corporation’s Current Report on Form 8-K filed on June 9, 2017).

4.11

The Ninth Supplemental Indenture (including the Form of Note contained herein), dated as of December 4, 2017 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.3 to Navient Corporation’s Current Report on Form 8-K filed on December 4, 2017).

4.12

The Tenth Supplemental Indenture (including the Form of Note contained herein), dated as of June 11, 2018 to the Indenture dated as of July 18, 2014 between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation’s Current Report on Form 8-K filed on June 11, 2018).

4.13

The Eleventh Supplemental Indenture (including the Form of Note contained herein), dated as of January 27, 2020 (this “Supplemental Indenture”), between Navient Corporation, a Delaware corporation (the “Company”), and The Bank of New York Mellon, a New York banking corporation, as trustee (the “Trustee”) (incorporated by reference to Exhibit 4.2 to Navient Corporation's Current Report on Form 8-K filed on January 27, 2020).

4.14

The Twelfth Supplemental Indenture (including the Form of Note contained herein), dated as of February 2, 2021, between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation's Current Report on Form 8-K filed on February 2, 2021).

4.15

The Thirteenth Supplemental Indenture (including the Form of Note contained herein), dated as of November 4, 2021, between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation's Current Report on Form 8-K filed on November 5, 2021.

4.16

The Fourteenth Supplemental Indenture (including the Form of Note contained herein), dated as of May 4, 2023, between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation's Current Report on Form 8-K filed on May 4, 2023).

4.17

The Fifteenth Supplemental Indenture (including the Form of Note contained herein), dated as of November 3, 2023, between Navient Corporation and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.2 to Navient Corporation's Current Report on Form 8-K filed on November 3, 2023).

4.18

Rights Agreement dated as of December 20, 2021 between Navient Corporation and Computershare Trust Company, N.A., which includes the form of Certificate of Designations as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.1 to Navient Corporation's Current Report on Form 8-K filed on December 20, 2021).

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

10.18†	Amended and Restated Navient Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A to Navient Corporation’s Definitive Proxy Statement filed on April 30, 2019).

10.19

Underwriting Agreement dated January 28, 2021 among Navient Corporation and J.P. Morgan Securities LLC, Barclays Capital Inc. and RBC Capital Markets, LLC, as representatives of the underwriters named therein (incorporated by reference to Exhibit 1.1 to Navient Corporation's Current Report on Form 8-K filed on February 2, 2021).

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

10.23

Underwriting Agreement dated November 1, 2021 among Navient Corporation and J.P. Morgan Securities LLC, Barclays Capital Inc. and RBC Capital Markets, LLC, as representatives of the underwriters named therein (incorporated by reference to Exhibit 1.1 to Navient Corporation's Current Report on Form 8-K filed on November 5, 2021).

10.24

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

10.26

Nomination and Cooperation Agreement, dated April 14, 2022 by and among Navient Corporation, Mr. Edward J. Bramson, Sherborne Investors Management LP and Newbury Investors LLC (together with Sherborne Investors Management LP and the Sherborne Designee (incorporated by reference to Exhibit 99.1 to Navient Corporation's Current Report on Form 8-K filed on April 18, 2022).

10.27†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 27, 2022).

10.28†

Form of Navient Corporation 2014 Omnibus Incentive Plan, Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Quarterly Report on Form 10-Q filed on April 26, 2023).

10.29

Amendment No. 1 to Nomination and Cooperation Agreement, dated December 14, 2023, by and among Sherborn Investors Management LP, Newbury Investors LLC, Edward J. Bramson and Navient Corporation (incorporated by reference to Exhibit 10.1 to Navient Corporation's Current Report on Form 8-K filed December 15, 2023).

10.30†

Agreement and Release, dated as of June 8, 2023, by and between Navient Corporation and its affiliates and John (Jack) F. Remondi (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Current Report on Form 8-K filed June 9, 2023).

10.31†

Letter Agreement, dated as of May 15, 2023, by and between Navient Corporation and David L. Yowan (incorporated by reference to Exhibit 10.1 to Navient Corporation’s Current Report on Form 8-K filed May 16, 2023).

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Navient Corporation Executive Officers’ Executive Compensation Clawback Policy.

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

† Management Contract or Compensatory Plan or Arrangement

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 26, 2024

NAVIENT CORPORATION

By:	/s/ DAVID YOWAN
David Yowan President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID YOWAN David Yowan	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2024

/s/ JOE FISHER Joe Fisher	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2024

/s/ LINDA A. MILLS Linda A. Mills	Chair of the Board of Directors	February 26, 2024

/s/ EDWARD BRAMSON Edward Bramson	Vice Chair of the Board of Directors	February 26, 2024

/s/ FREDERICK ARNOLD Frederick Arnold	Director	February 26, 2024

/s/ ANNA ESCOBEDO CABRAL Anna Escobedo Cabral	Director	February 26, 2024

/s/ LARRY A. KLANE Larry A. Klane	Director	February 26, 2024

/s/ MICHAEL A. LAWSON Michael A. Lawson	Director	February 26, 2024

/s/ JANE J. THOMPSON Jane J. Thompson	Director	February 26, 2024

/s/ LAURA S. UNGER Laura S. Unger	Director	February 26, 2024

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Navient Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Navient Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

February 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Navient Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Navient Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of the allowance for loan losses on private education loans

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company’s total allowance for loan losses for private education loans (private education ALL) was $617 million as of December 31, 2023. For the private education ALL, the expected credit losses are the product of a transition rate model determining the Company’s estimates of probability of default and prepayment as well as loss given default on an undiscounted basis. The Company makes estimates regarding transition rates including prepayments and recoveries on defaults including expected future recoveries on previously fully charged off loans (expected recoveries). The model used to project losses utilizes key credit quality indicators of the loan portfolio and predicts how those attributes are expected to perform at the loan level in connection with the forecasted economic conditions over the contractual term of the loans including any prepayments and extension options within the control of the borrower. The private education ALL incorporates reasonable and supportable forecasts of various macro- economic variables and several forecast scenarios over the remaining life of the loans. The development of the reasonable and supportable forecasts incorporates an assumption that each macro-economic variable will revert to a long-term expectation. Qualitative adjustments are based on factors not reflected in the quantitative model.

We identified the assessment of the private education ALL as a critical audit matter. A high degree of audit effort, including skills and knowledge, and subjective and complex auditor judgment was involved in the assessment.

Specifically, the assessment encompassed an evaluation of the private education ALL methodology including the method and model used to estimate the projected losses and their significant assumptions. Such significant assumptions included (1) the forecasted economic scenarios, including related weightings, (2) the reasonable and supportable forecast periods, (3) the transition rates including estimated prepayments, (4) the expected recoveries, and (5) certain of the qualitative adjustments. The assessment also included an evaluation of the conceptual soundness and performance of the model. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of private education ALL estimate including controls over:

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

We evaluated the Company’s process to develop the private education ALL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized industry knowledge and experience who assisted in:

•
evaluating the Company’s private education ALL methodology for compliance with U.S. generally accepted accounting principles
•
evaluating the judgments made by the Company relative to the assessment and performance testing of the model including transition rates used by the Company by comparing them to relevant Company specific metrics and trends and the applicable industry and regulatory practices
•
assessing the conceptual soundness and performance testing of the model including transition rates by inspecting the model documentation to determine whether the model is suitable for their intended use
•
evaluating the selection of the economic forecasted scenarios, including the weighting of the scenarios, and underlying assumptions by comparing it to business environment and relevant industry practices
•
evaluating the length of reasonable and supportable forecast periods by comparing them to specific portfolio risk characteristics and trends
•
evaluating the expected recoveries by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•
evaluating the methodology used to develop certain of the qualitative adjustments and the effect of those adjustments on the private education ALL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative model.

We also assessed the sufficiency of the audit evidence obtained related to the Company’s private education ALL estimate by evaluating the:

•
cumulative results of the audit procedures
•
qualitative aspects of the Company’s accounting practices
•
potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

McLean, Virginia

February 26, 2024

NAVIENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2023	December 31, 2022
Assets
FFELP Loans (net of allowance for losses of $215 and $222, respectively)	$37,925	$43,525
Private Education Loans (net of allowance for losses of $617 and $800, respectively)	16,902	18,725
Investments	146	167
Cash and cash equivalents	839	1,535
Restricted cash and cash equivalents	1,954	3,272
Goodwill and acquired intangible assets, net	695	705
Other assets	2,914	2,866
Total assets	$61,375	$70,795
Liabilities
Short-term borrowings	$4,226	$5,870
Long-term borrowings	53,402	61,026
Other liabilities	987	922
Total liabilities	58,615	67,818
Commitments and contingencies
Equity
Series A Junior Participating Preferred Stock, par value $0.20 per share; 2 million shares authorized at December 31, 2021; no shares issued or outstanding	—	—
Common stock, par value $0.01 per share; 1.125 billion shares authorized: 464 million and 461 million shares issued, respectively	4	4
Additional paid-in capital	3,353	3,313
Accumulated other comprehensive income (net of tax expense of $6 and $29, respectively)	19	87
Retained earnings	4,638	4,490
Total Navient Corporation stockholders’ equity before treasury stock	8,014	7,894
Less: Common stock held in treasury at cost: 350 million and 331 million shares, respectively	(5,254)	(4,917)
Total equity	2,760	2,977
Total liabilities and equity	$61,375	$70,795

Supplemental information — assets and liabilities of consolidated variable interest entities:

	December 31, 2023	December 31, 2022
FFELP Loans	$37,832	$43,465
Private Education Loans	15,759	17,207
Restricted cash	1,937	3,233
Other assets, net	1,744	1,356
Short-term borrowings	3,634	4,458
Long-term borrowings	48,169	55,598
Net assets of consolidated variable interest entities	$5,469	$5,205

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Interest income:
FFELP Loans	$2,897	$1,966	$1,464
Private Education Loans	1,369	1,195	1,181
Cash and investments	153	62	3
Total interest income	4,419	3,223	2,648
Total interest expense	3,557	2,102	1,316
Net interest income	862	1,121	1,332
Less: provisions for loan losses	123	79	(61)
Net interest income after provisions for loan losses	739	1,042	1,393
Other income (loss):
Servicing revenue	64	77	168
Asset recovery and business processing revenue	321	336	539
Other income	21	32	30
Gains on sales of loans	—	—	78
Losses on debt repurchases	(8)	—	(73)
Gains (losses) on derivative and hedging activities, net	11	171	64
Total other income	409	616	806
Expenses:
Salaries and benefits	401	444	569
Other operating expenses	399	332	638
Total operating expenses	800	776	1,207
Goodwill and acquired intangible asset impairment and amortization expense	10	19	30
Restructuring/other reorganization expenses	25	36	26
Total expenses	835	831	1,263
Income before income tax expense	313	827	936
Income tax expense	85	182	219
Net income	$228	$645	$717
Basic earnings per common share	$1.87	$4.54	$4.23
Average common shares outstanding	122	142	170
Diluted earnings per common share	$1.85	$4.49	$4.18
Average common and common equivalent shares outstanding	123	144	172
Dividends per common share	$.64	$.64	$.64

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2023	2022	2021
Net income	$228	$645	$717
Net changes in cash flow hedges, net of tax(1)	(68)	220	141
Total comprehensive income	$160	$865	$858

(1)
See “Note 7 — Derivative Financial Instruments.”

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

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Common Stock Shares			Common	Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders’	Noncontrolling	Total
	Issued	Treasury	Outstanding	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity
Balance at December 31, 2022	461,087,590	(330,878,152)	130,209,438	$4	$3,313	$87	$4,490	$(4,917)	$2,977	—	$2,977
Comprehensive income (loss):
Net income	—	—	—	—	—	—	228	—	228	—	228
Other comprehensive income (loss), net of tax	—	—	—	—	—	(68)	—	—	(68)	—	(68)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	160	—	160
Cash dividends:	—
Common stock ($.64 per share)	—	—	—	—	—	—	(78)	—	(78)	—	(78)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	2,627,458	—	2,627,458	—	16	—	—	—	16	—	16
Stock-based compensation expense	—	—	—	—	24	—	—	—	24	—	24
Common stock repurchased	—	(18,016,941)	(18,016,941)	—	—	—	—	(310)	(310)	—	(310)
Shares repurchased related to employee stock-based compensation plans	—	(1,315,644)	(1,315,644)	—	—	—	—	(24)	(24)	—	(24)
Other	—	—	—	—	—	—	—	(3)	(3)	—	(3)
Balance at December 31, 2023	463,715,048	(350,210,737)	113,504,311	$4	$3,353	$19	$4,638	$(5,254)	$2,760	$—	$2,760

See accompanying notes to consolidated financial statements.

NAVIENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2023	2022	2021
Operating activities
Net income	$228	$645	$717
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sale of education loans	—	—	(78)
Losses on debt repurchases	8	—	73
Goodwill and acquired intangible asset impairment and amortization expense	10	19	30
Stock-based compensation expense	24	19	22
Mark-to-market (gains)/losses on derivative and hedging activities, net	147	(590)	(433)
Provisions for loan losses	123	79	(61)
(Increase) decrease in accrued interest receivable	(50)	(147)	47
Increase (decrease) in accrued interest payable	29	159	(55)
Decrease in other assets	52	387	145
Increase (decrease) in other liabilities	105	(266)	295
Total adjustments	448	(340)	(15)
Total net cash provided by operating activities	676	305	702
Investing activities
Education loans originated and acquired	(970)	(2,051)	(6,104)
Principal payments on education loans	8,322	12,540	11,137
Proceeds from sales of education loans	—	—	1,588
Other investing activities, net	5	96	68
Purchase of subsidiary, net of cash acquired	—	—	(16)
Total net cash provided by investing activities	7,357	10,585	6,673
Financing activities
Borrowings collateralized by loans in trust - issued	1,357	2,243	7,973
Borrowings collateralized by loans in trust - repaid	(9,753)	(12,581)	(11,163)
Asset-backed commercial paper conduits, net	8	1,094	(2,169)
Long-term unsecured notes issued	989	—	1,237
Long-term unsecured notes repaid	(2,159)	(15)	(2,702)
Other financing activities, net	(101)	89	197
Common stock repurchased	(310)	(400)	(600)
Common dividends paid	(78)	(91)	(107)
Total net cash used in financing activities	(10,047)	(9,661)	(7,334)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(2,014)	1,229	41
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	4,807	3,578	3,537
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,793	$4,807	$3,578
Cash disbursements made (refunds received) for:
Interest	$3,431	$1,904	$1,378
Income taxes paid	$57	$30	$190
Income taxes received	$(5)	$(12)	$(11)
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$839	$1,535	$905
Restricted cash and restricted cash equivalents	1,954	3,272	2,673
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,793	$4,807	$3,578
Supplemental cash flow information:
Non-cash activities
Investing activity - Held-to-maturity asset backed securities retained related to sales of education loans	$—	$—	$83
Operating activity - Servicing assets recognized upon sales of education loans	—	—	21

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

With a focus on data-driven insights, service, compliance and innovative support, Navient’s business consists of:

•
Federal Education Loans

We own a portfolio of $38 billion of federally guaranteed Federal Family Education Loan Program (FFELP) Loans. As a servicer on our own portfolio and for third parties, we deploy data-driven approaches to support the success of our customers. Our flexible and scalable infrastructure manages large volumes of complex transactions, simplifying the customer experience and continually improving efficiency.

•
Consumer Lending

We help students and families succeed through the college journey with innovative planning tools, student loans and refinancing products. Our $17 billion Private Education Loan portfolio demonstrates high customer success rates. In 2023, we originated approximately $1 billion of Private Education Loans.

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

We consolidate any VIEs where we have determined we are the primary beneficiary. A VIE is a legal entity that does not have sufficient equity at risk to finance its own operations, or whose equity holders do not have the power to direct the activities that most significantly affect the economic performance of the entity, or whose equity holders do not share proportionately in the losses or benefits of the entity. The primary beneficiary of the VIE is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As it relates to our securitizations and other secured borrowing facilities that are VIEs as of December 31, 2023 that we consolidate, we are the primary beneficiary as we are the servicer of the related education loan assets and own the Residual Interest of the securitization trusts and secured borrowing facilities.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued)

Allowance for Loan Losses

We account for our FFELP and Private Education Loans' allowance for loan losses under ASU No. 2016-13, “Financial Instruments — Credit Losses,” which requires measurement and recognition of an allowance for loan loss that estimates the remaining current expected credit losses (CECL) for financial assets measured at amortized cost held at the reporting date.

We have determined that, for modeling current expected credit losses, we can reasonably estimate expected losses that incorporate current and forecasted economic conditions over a “reasonable and supportable” period. For Private Education Loans, we incorporate a reasonable and supportable forecast of various macro-economic variables over the remaining life of the loans. The development of the reasonable and supportable forecast incorporates an assumption that each macro-economic variable will revert to a long-term expectation starting in years 2-4 of the forecast and largely completing within the first five years of the forecast. For FFELP Loans, after a three-year reasonable and supportable period, there is an immediate reversion to a long-term expectation. The models used to project losses utilize key credit quality indicators of the loan portfolio and predict how those attributes are expected to perform in connection with the forecasted economic conditions. These losses are calculated on an undiscounted basis. For Private Education Loans, we utilize a transition rate model that estimates the probability of prepayment and default and apply the loss given default. For FFELP Loans, we use historical transition rates to determine prepayments and defaults. The forecasted economic conditions used in our modeling of expected losses are provided by a third party. The primary economic metrics we use in the economic forecast are unemployment, GDP, interest rates, consumer loan delinquency rates and consumer income. Several forecast scenarios are provided which represent the baseline economic expectations as well as favorable and adverse scenarios. We analyze and evaluate the alternative scenarios for reasonableness and determine the appropriate weighting of these alternative scenarios based upon the current economic conditions and our view of the likelihood and risks of the alternative scenarios. We project losses at the loan level and make estimates regarding prepayments and recoveries on defaults. Charge-offs include the discount or premium related to such defaulted loan.

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

FFELP Loans are insured as to their principal and accrued interest in the event of default subject to a Risk Sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98% reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, we receive 97% reimbursement. For loans disbursed prior to October 1, 1993, we receive 100% reimbursement. We charge off the amount for which we do not receive reimbursement on the defaulted loan balance.

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

We do not record servicing assets or servicing liabilities when our securitization trusts are consolidated. As of December 31, 2023, we had $11 million of servicing assets on our balance sheet, recorded in connection with asset sales where we retained the servicing.

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

Trading Activities

When derivative instruments do not qualify as hedges, they are accounted for as trading instruments where all changes in fair value are recorded through earnings with no consideration for the corresponding change in fair value of the economically hedged item. Some of our derivatives, primarily Floor Income Contracts, basis swaps and certain other interest rate swaps do not qualify for hedge accounting treatment. Regardless of the accounting treatment, we consider these derivatives to be economic hedges for risk management purposes. We use this strategy to minimize our exposure to changes in interest rates.

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

During 2023 and 2022, the Company incurred $25 million and $36 million, respectively, of restructuring/other reorganization expenses. In 2023, these expenses relate primarily to severance costs incurred in connection with the CEO transition as well as a facility lease termination and impairment of a facility held for sale in conjunction with the implementation of certain efficiency initiatives. Expense in 2022 primarily relates to costs for severance and facility lease terminations in connection with the Company's decision to exit the FFELP asset recovery business and consolidate certain business lines.

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

Reclassifications

Certain reclassifications have been made to the balances as of and for the years ended December 31, 2022 and 2021, to be consistent with classifications adopted for 2023, which had no effect on net income, total assets or total liabilities.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

Effective in 2023 and Forward

Rate Reform

In March 2020 (and as amended in December 2022), the Financial Accounting Standards Board (FASB) issued ASU No. 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional temporary relief for companies who were preparing for the discontinuation of interest rates indexed to the London Interbank Offered Rate (LIBOR). The ASU provides companies with guidance in the form of expedients and exceptions related to contract modifications and hedge accounting to ease the burden of and simplify the accounting associated with transitioning away from LIBOR. Modifications of qualifying contracts are accounted for as the continuation of an existing contract rather than as a new contract. Modifications of qualifying hedging relationships will not require discontinuation of the existing hedge accounting relationships. One-month and three-month LIBOR were discontinued as of June 30, 2023. Our hedging instruments that were indexed to one-month and three-month LIBOR are now indexed to SOFR. There was $12 billion of debt as of June 30, 2023, that was in either a fair value or cash flow hedge relationship using LIBOR swaps. We used the hedge accounting expedients in this ASU when those swaps transitioned to SOFR on July 1, 2023. As a result, the indexing to SOFR did not result in the discontinuation of the existing hedge accounting relationships.

Troubled Debt Restructurings

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures,” which eliminates the troubled debt restructurings (TDRs) recognition and measurement guidance and instead requires an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan. The ASU also enhances the disclosure requirements for certain modifications of receivables made to borrowers experiencing financial difficulty. This guidance was effective on January 1, 2023. Prior to adopting this new guidance on January 1, 2023, as it relates to interest rate concessions granted as part of our Private Education Loan modification program, a discounted cash flow model was used to calculate the amount of interest forgiven for loans that were in the program and the present value of that interest rate concession was included as a part of the allowance for loan loss. This new guidance no longer allows the measurement and recognition of this element of our allowance for loan loss for modifications that occur subsequent to January 1, 2023. As of December 31, 2022, the allowance for loan loss included $77 million related to this interest rate concession component of the allowance for loan loss. We elected to adopt this amendment using a prospective transition method which has resulted and will continue to result in the $77 million releasing between 2023 and 2024 as the borrowers exit their current modification programs. $67 million of the $77 million was released in 2023, and we expect that the remaining $10 million will release in 2024.

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting – Improvements to Reportable Segment Disclosures,” which requires expanded disclosures regarding significant segment expenses for each reportable segment. Significant segment expenses include expenses that are regularly provided to the chief operating decision maker (CODM) and included in each reported measure of segment profit or loss. The ASU also requires disclosure of the CODM’s title and position and permits companies to disclose multiple segment profit or loss measures if the CODM uses these measures to allocate resources and assess segment performance. Companies must reconcile each measure of profit or loss quarterly to the consolidated income statement. This guidance became effective beginning after January 1, 2024, for fiscal years, and beginning after January 1, 2025, for interim periods. The Company continues to assess the impact of the reportable segment disclosure requirements.

3. Education Loans

Education loans consist of FFELP and Private Education Loans.

There are two principal categories of FFELP Loans: Stafford and Consolidation Loans. Generally, Stafford loans have repayment periods of between 5 and 10 years. Consolidation Loans have repayment periods of 12 to 30 years. FFELP Loans do not require repayment, or have modified repayment plans, while the customer is in-school and during the grace period immediately upon leaving school. The customer may also be granted a deferment or forbearance for a period of time based on need, during which time the customer is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment and forbearance period. FFELP Loans obligate the customer to pay interest at a stated fixed rate or a variable rate reset annually (subject to a cap) on July 1 of each year depending on when the loan was originated and the loan type. FFELP Loans disbursed before April 1, 2006

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Education Loans (Continued)

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

"In-school" Private Education Loans are loans originally made to borrowers while they are attending school whereas "Refinance" Private Education Loans are loans where a borrower has refinanced their education loans. Private Education Loans bear the full credit risk of the customer. Private Education Refinance Loans and in-school loans originated after 2020 generally have a fixed interest rate, whereas in-school loans originated prior to 2020 are mostly variable rate. The majority of in-school loans in our portfolio are cosigned. Similar to FFELP Loans, Private Education Loans are generally non-dischargeable in bankruptcy. Most loans have repayment terms of 10 to 15 years or more, and for loans made prior to 2009, payments are typically deferred until after graduation. However, since 2009 we began to encourage interest-only or fixed payment options while the customer is enrolled in school.

As of December 31, 2023, the balance of in-school loans that had been originated since 2020 was $641 million. These in-school Private Education Loans are generally fixed rate. In early 2020, Navient entered into a loan purchase agreement with a third party whereby Navient provides marketing services to the third party for the purpose of originating in-school loans, and once disbursed in-full those loans are purchased by Navient. The difference between the marketing fee paid to Navient by the third party and the premium paid to the third party by Navient for the loans, is deferred and amortized through loan income over the life of the loans. In October 2022, the agreement was amended to a Participation Agreement, whereby Navient purchases a participation interest in each loan immediately after disbursement, thereby carrying the loans on-balance sheet before holding legal title to the loan. Once the loan is fully disbursed, Navient purchases the remaining interest in the loan from the third party and full legal title to the loan is transferred to Navient.

The estimated weighted average life of education loans in our portfolio was approximately 5 years and 6 years at December 31, 2023 and 2022, respectively. The following table reflects the distribution of our education loan portfolio by program.

	December 31, 2023		Year Ended December 31, 2023
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford Loans, net	$13,564	25%	$14,949	7.44%
FFELP Consolidation Loans, net	24,361	44	26,242	6.80
Private Education Loans, net	16,902	31	18,463	7.42
Total education loans, net	$54,827	100%	$59,654	7.15%

	December 31, 2022		Year Ended December 31, 2022
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford Loans, net	$15,691	25%	$17,475	3.93%
FFELP Consolidation Loans, net	27,834	45	31,708	4.04
Private Education Loans, net	18,725	30	20,524	5.82
Total education loans, net	$62,250	100%	$69,707	4.53%

As of December 31, 2023 and 2022, 85% and 84%, respectively, of our education loan portfolio was in repayment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Allowance for Loan Losses

Allowance for Loan Losses Rollforward

	Year Ended December 31, 2023
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance	$222	$800	$1,022
Total provision	56	67	123
Charge-offs:
Gross charge-offs	(63)	(320)	(383)
Expected future recoveries on current period gross charge-offs	—	47	47
Total(1)	(63)	(273)	(336)
Adjustment resulting from the change in charge-off rate(2)	—	(25)	(25)
Net charge-offs	(63)	(298)	(361)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	48	48
Allowance at end of period	$215	$617	$832
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate (annualized)(2)	.19%	1.54%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment (annualized)(2)	—%	.14%
Net charge-offs as a percentage of average loans in repayment (annualized)	.19%	1.68%
Ending total loans	$38,140	$17,519
Average loans in repayment	$33,047	$17,749
Ending loans in repayment	$30,436	$16,796

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
(2)
An increase in the net charge-off rate on defaulted Private Education Loans in 2023 resulted in a $25 million reduction in the balance of expected future recoveries on previously fully charged-off loans.
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

Year Ended December 31,
(Dollars in millions)	2023
Beginning of period expected future recoveries on previously fully charged-off loans	$274
Expected future recoveries of current period defaults	47
Recoveries (cash collected)	(46)
Charge-offs (as a result of lower recovery expectations)	(49)
End of period expected future recoveries on previously fully charged-off loans	$226
Change in balance during period	$(48)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Allowance for Loan Losses (Continued)

	Year Ended December 31, 2022
(Dollars in millions)	FFELP Loans	Private Education Loans	Total
Beginning balance	$262	$1,009	$1,271
Total provision	—	79	79
Charge-offs:
Gross charge-offs	(40)	(370)	(410)
Expected future recoveries on current period gross charge-offs	—	57	57
Total(1)	(40)	(313)	(353)
Adjustment resulting from the change in charge-off rate(2)	—	(30)	(30)
Net charge-offs	(40)	(343)	(383)
Decrease in expected future recoveries on previously fully charged-off loans(3)	—	55	55
Allowance at end of period	$222	$800	$1,022
Net charge-offs as a percentage of average loans in repayment, excluding the net adjustment resulting from the change in charge-off rate (annualized)(2)	.10%	1.59%
Net adjustment resulting from the change in charge-off rate as a percentage of average loans in repayment (annualized)(2)	—%	.15%
Net charge-offs as a percentage of average loans in repayment (annualized)	.10%	1.74%
Ending total loans	$43,747	$19,525
Average loans in repayment	$40,332	$19,796
Ending loans in repayment	$34,372	$18,770

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

(5)
Related to the resolution of previously disclosed litigation.

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

	FFELP Loan Delinquencies
	December 31, 2023		December 31, 2022
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,557		$1,772
Loans in forbearance(2)	6,147		7,603
Loans in repayment and percentage of each status:
Loans current	26,204	86.1%	29,004	84.4%
Loans delinquent 31-60 days(3)	1,193	3.9	1,247	3.6
Loans delinquent 61-90 days(3)	746	2.5	833	2.4
Loans delinquent greater than 90 days(3)	2,293	7.5	3,288	9.6
Total FFELP Loans in repayment	30,436	100%	34,372	100%
Total FFELP Loans	38,140		43,747
FFELP Loan allowance for losses	(215)		(222)
FFELP Loans, net	$37,925		$43,525
Percentage of FFELP Loans in repayment		79.8%		78.6%
Delinquencies as a percentage of FFELP Loans in repayment		13.9%		15.6%
FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.8%		18.1%

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
(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due

Loan type:

(Dollars in millions)	December 31, 2023	December 31, 2022	Change
Stafford Loans	$12,171	$14,019	$(1,848)
Consolidation Loans	22,272	25,522	(3,250)
Rehab Loans	3,697	4,206	(509)
Total loans, gross	$38,140	$43,747	$(5,607)

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

	Private Education Loan Credit Quality Indicators by Origination Year
	December 31, 2023
(Dollars in millions)	2023	2022	2021	2020	2019	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$815	$1,575	$3,898	$1,240	$1,162	$7,132	$15,822	90%
Below 640	11	67	122	29	49	1,419	1,697	10
Total	$826	$1,642	$4,020	$1,269	$1,211	$8,551	$17,519	100%
Loan Status:
In-school/grace/ deferment/forbearance	$51	$79	$87	$21	$27	$458	$723	4%
Current/90 days or less delinquent	774	1,554	3,917	1,244	1,177	7,750	16,416	94
Greater than 90 days delinquent	1	9	16	4	7	343	380	2
Total	$826	$1,642	$4,020	$1,269	$1,211	$8,551	$17,519	100%
Seasoning(1):
1-12 payments	$781	$130	$28	$7	$4	$54	$1,004	6%
13-24 payments	—	1,453	812	12	13	62	2,352	13
25-36 payments	—	—	3,127	142	35	113	3,417	20
37-48 payments	—	—	—	1,097	388	179	1,664	9
More than 48 payments	—	—	—	—	759	7,963	8,722	50
Loans in-school/ grace/deferment	45	59	53	11	12	180	360	2
Total	$826	$1,642	$4,020	$1,269	$1,211	$8,551	$17,519	100%
Certain Loan Modifications(2):
Modified	$—	$41	$130	$46	$82	$5,775	$6,074	35%
Non-Modified	826	1,601	3,890	1,223	1,129	2,776	11,445	65
Total	$826	$1,642	$4,020	$1,269	$1,211	$8,551	$17,519	100%
Cosigners:
With cosigner(3)	$202	$179	$93	$23	$9	$5,206	$5,712	33%
Without cosigner	624	1,463	3,927	1,246	1,202	3,345	11,807	67
Total	$826	$1,642	$4,020	$1,269	$1,211	$8,551	$17,519	100%
School Type:
Not-for-profit	$777	$1,555	$3,786	$1,213	$1,126	$7,225	$15,682	90%
For-profit	49	87	234	56	85	1,326	1,837	10
Total	$826	$1,642	$4,020	$1,269	$1,211	$8,551	$17,519	100%
Allowance for loan losses							(617)
Total loans, net							$16,902

Charge-Offs	$—	$(7)	$(10)	$(5)	$(7)	$(269)	$(298)	100%

(1)
Number of months in active repayment for which a scheduled payment was received.
(2)
Loan Modifications represents the historical definition of a troubled debt restructuring (TDR) prior to the implementation of ASU No. 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification for the life of the loan (including loans that meet that definition in 2023). This includes loans given rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period. This classification is not intended to reconcile in any way to the new modification disclosures required under ASU No. 2022-02.
(3)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at December 31, 2023.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Allowance for Loan Losses (Continued)

	Private Education Loan Credit Quality Indicators by Origination Year
	December 31, 2022
(Dollars in millions)	2022	2021	2020	2019	2018	Prior	Total	% of Total
Credit Quality Indicators
FICO Scores:
640 and above	$1,721	$4,529	$1,515	$1,426	$529	$8,107	$17,827	91%
Below 640	35	85	23	41	19	1,495	1,698	9
Total	$1,756	$4,614	$1,538	$1,467	$548	$9,602	$19,525	100%
Loan Status:
In-school/grace/ deferment/forbearance	$56	$91	$29	$33	$13	$533	$755	4%
Current/90 days or less delinquent	1,697	4,514	1,506	1,428	533	8,681	18,359	94
Greater than 90 days delinquent	3	9	3	6	2	388	411	2
Total	$1,756	$4,614	$1,538	$1,467	$548	$9,602	$19,525	100%
Seasoning(1):
1-12 payments	$1,714	$860	$10	$9	$1	$83	$2,677	14%
13-24 payments	—	3,699	147	31	6	91	3,974	20
25-36 payments	—	—	1,365	452	15	161	1,993	10
37-48 payments	—	—	—	957	132	260	1,349	7
More than 48 payments	—	—	—	—	388	8,790	9,178	47
Loans in-school/ grace/deferment	42	55	16	18	6	217	354	2
Total	$1,756	$4,614	$1,538	$1,467	$548	$9,602	$19,525	100%
Certain Loan Modifications(2):
Modified	$11	$71	$34	$68	$37	$6,447	$6,668	34%
Non-Modified	1,745	4,543	1,504	1,399	511	3,155	12,857	66
Total	$1,756	$4,614	$1,538	$1,467	$548	$9,602	$19,525	100%
Cosigners:
With cosigner(3)	$122	$106	$27	$10	$—	$6,184	$6,449	33%
Without cosigner	1,634	4,508	1,511	1,457	548	3,418	13,076	67
Total	$1,756	$4,614	$1,538	$1,467	$548	$9,602	$19,525	100%
School Type:
Not-for-profit	$1,655	$4,347	$1,470	$1,366	$503	$8,026	$17,367	89%
For-profit	101	267	68	101	45	1,576	2,158	11
Total	$1,756	$4,614	$1,538	$1,467	$548	$9,602	$19,525	100%
Allowance for loan losses							(800)
Total loans, net							$18,725

(1)
Number of months in active repayment for which a scheduled payment was received.
(2)
Loan Modifications represents the historical definition of a TDR prior to the implementation of ASU No. 2022-02 on January 1, 2023. Any loan that meets the historical definition of a TDR retains that classification for the life of the loan (including loans that meet that definition in 2023). This includes loans given rate modifications, term extensions or forbearance greater than 3 months in the prior 24-month period. This classification is not intended to reconcile in any way to the new modification disclosures required under ASU No. 2022-02.
(3)
Excluding Private Education Refinance Loans, which do not have a cosigner, the cosigner rate was 65% for total loans at December 31, 2022.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Allowance for Loan Losses (Continued)

	Private Education Loan Delinquencies
	December 31, 2023		December 31, 2022
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$360		$354
Loans in forbearance(2)	363		401
Loans in repayment and percentage of each status:
Loans current	15,935	94.9%	17,838	95.0%
Loans delinquent 31-60 days(3)	308	1.8	335	1.8
Loans delinquent 61-90 days(3)	173	1.0	186	1.0
Loans delinquent greater than 90 days(3)	380	2.3	411	2.2
Total loans in repayment	16,796	100%	18,770	100%
Total loans	17,519		19,525
Allowance for losses	(617)		(800)
Loans, net	$16,902		$18,725
Percentage of loans in repayment		95.9%		96.1%
Delinquencies as a percentage of loans in repayment		5.1%		5.0%
Loans in forbearance as a percentage of loans in repayment and forbearance		2.1%		2.1%

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

The following table shows the amortized cost basis as of December 31, 2023 of the loans to borrowers experiencing financial difficulty that were modified in 2023.

	Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	Year Ended December 31, 2023
(Dollars in millions)	Interest Rate Reductions(1)		More Than an Insignificant Payment Delay (2)		Combination Rate Reduction and Term Extension
Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type	Amortized Cost	% of Loan Type
Private Education Loans	$1,668	9.5%	$923	5.3%	$138	.8%

(1)
As of December 31, 2023, there was $1.2 billion of loans in the interest rate reduction program.
(2)
More Than an Insignificant Payment Delay includes loans granted more than 3 months of short-term interest only payments or hardship forbearance.

For those loans modified in 2023, the following table shows the impact of such modification.

Year Ended December 31, 2023
Loan Type	Interest Rate Reductions	More Than an Insignificant Payment Delay	Combination Rate Reduction and Term Extension
Private Education Loans	Reduced the weighted average contractual rate from 13.2% to 5.3%	Added an average 7 months to the remaining life of the loans	Added an average 8 years to the remaining life of the loans and reduced the weighted average contractual rate from 12.7% to 5.2%.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Allowance for Loan Losses (Continued)

The following table provides the amount of loan modifications for which a payment default occurred in the year ended December 31, 2023 and receiving a loan modification since January 1, 2023, the effective date of adoption for ASU No. 2022-02. We define payment default as 60 days or more past due for purposes of this disclosure. We closely monitor performance of the loans to borrowers experiencing financial difficulty that are modified to understand the effectiveness of the modification efforts.

(Dollars in millions)
	Year Ended December 31, 2023
Loan Type	Modified Loans (Amortized Cost)	Payment Default (Par)
Private Education Loans(1)	$272	$278

(1)
For the year ended December 31, 2023, the modified loans include $175 million of Interest Rate Reduction, $14 million of Combination Rate Reduction and Term Extension, and $83 million of More Than Insignificant Payment Delay.

The following table provides the performance and related loan status as of December 31, 2023 of loans that were modified in 2023.

(Dollars in millions)
Loan Type:
Private Education Loans	Status	Payment status (Amortized Cost)
	Loans in School/Deferment	$22
	Loans in Forbearance	93
	Loans current	2,199
	Loans delinquent 31 - 60 days	160
	Loans delinquent 61 - 90 days	96
	Loans delinquent greater than 90 days	159
	Total Modified Loans	$2,729

(1)
For the year ended December 31, 2023, $15 million of loans modified during the period were charged off.

Prior to our adoption of ASU No. 2022-02 on January 1, 2023, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. Certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan were classified as TDRs.

The following table provides the amount of loans modified in the period presented that resulted in a TDR. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Years Ended December 31,
(Dollars in millions)	2022	2021
Modified loans	$250	$149
Charge-offs	$280	$124
Payment default	$46	$21

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Business Combinations, Goodwill and Acquired Intangible

Goodwill

The following table summarizes our goodwill for our reporting units and reportable segments.

	As of December 31,
(Dollars in millions)	2023	2022
Federal Education Loans reportable segment:
FFELP Loans	$227	$227
Federal Education Loan Servicing	5	5
Total	232	232
Consumer Lending reportable segment:
Private Education Legacy In-School Loans	106	106
Private Education Refinance Loans	77	77
Private Education Recent In-School Loans	13	13
Total	196	196
Business Processing reportable segment:
Government Services	136	136
Healthcare Services	106	106
Total	242	242
Total goodwill	$670	$670

Annual Goodwill Impairment Testing – October 1, 2023

We perform our goodwill impairment testing annually in the fourth quarter as of October 1. As part of the 2023 annual impairment testing for each of our reporting units with goodwill, we assessed relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of an individual reporting unit is less than it’s carrying value. We considered the amount of excess fair value for our FFELP Loans, Federal Education Loan Servicing, Private Education Legacy In-School Loans, Private Education Recent In-School Loans, and Private Education Refinance Loans reporting units over their carrying values as of October 1, 2022 when we last performed a quantitative goodwill impairment test by engaging an independent appraiser to estimate the fair values of these reporting units since the fair values of these reporting units were substantially in excess of their carrying amounts. The current outlook and cash flows for the FFELP Loans, Federal Education Loan Servicing and Private Education Legacy In-School Loans reporting units have not changed significantly since our 2022 assessment. The cash flows for these reporting units continue to decline consistent with our expectations as the underlying portfolios amortize. The negative macroeconomic conditions, primarily the high interest rate environment in 2023, have not significantly impacted these estimates. For the Private Education Refinance Loans reporting unit, we considered the performance of the current portfolio, which continues to maintain high credit quality, future origination volume, which is expected to increase in 2024 given the expectation of a declining interest rate environment, and Navient’s strong liquidity position with its ability to issue Private Education Loan ABS comprised entirely of the reporting unit’s refinance loans. For the Private Education Recent In-School Loans reporting unit, we considered the increase in brand awareness in 2023 of Earnest, a wholly owned subsidiary of Navient, through development and rollout of new programs and product offerings and Navient’s continued success utilizing its Going Merry platform to enable students to match to and apply for scholarships, institutional aid and government grants. Strong in-school origination growth is expected in 2024 with sustained growth expected in the future. No goodwill was deemed impaired for these reporting units as of October 1, 2023 after assessing these relevant qualitative factors. For the FFELP Loans reporting unit, due to the runoff nature of the portfolio and the passage of time, our current projections of future cash flows would result in goodwill being partially impaired in 2025. This is based on estimated cash flows and, as a result, this future impairment date may change.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Business Combinations, Goodwill and Acquired Intangible Assets

As part of our annual impairment testing associated with our Government Services and Healthcare Services reporting units, we also considered the amount of excess fair value over the carrying values of these reporting units as of October 1, 2022 when we last performed a quantitative goodwill impairment test by engaging an independent appraiser to estimate the fair values of these reporting units since the fair values of these reporting units were substantially in excess of their carrying values. The outlook and long-term cash flow projections for these reporting units remain favorable and have not changed significantly since our 2022 quantitative impairment assessment despite the expected wind down of significant contracts acquired in 2020 and 2021 to implement and administer programs under the CARES act and perform contact tracing and vaccine administration services during the COVID-19 pandemic. In 2023 there was a $9 million aggregate decrease in revenue from 2022, as expected and forecasted for the Business Processing reporting units. This decline was the result of an $83 million aggregate reduction in revenue from the wind-down of the pandemic-related contracts; however, this reduction was largely offset by a $74 million aggregate increase in revenue from services for our traditional clients. The cash flows from traditional service offerings increased significantly, returning to and in some instances exceeding pre-pandemic levels despite inflationary pressures in certain sectors. These reporting units also acquired new contracts in 2023, which are expected to yield significant benefit in future periods. No goodwill was deemed impaired for these reporting units after assessing these relevant qualitative factors.

For each of our reporting units, we also considered the current regulatory and legislative environment, the current economic environment, our 2023 earnings, 2024 expected earnings, market expectations regarding our stock price, and our market capitalization in relation to book equity and concluded that no goodwill associated with our reporting units was impaired. Although our market capitalization was less than our book equity at October 1 and December 31, 2023, we have concluded that our market capitalization in relation to our book equity does not indicate impairment of our reporting units’ respective goodwill at October 1 and December 31, 2023. Our market capitalization is not indicative of the value of our reporting units with goodwill on a standalone basis. Additionally, the implied control premium at October 1 and December 31, 2023 is a reasonable control premium above the then current stock price.

If the regulatory environment changes such that it negatively impacts our reporting units or future economic conditions are significantly worse than what was assumed as a part of our annual impairment testing for each of our reporting units, goodwill attributed to our reporting units could be impaired in future periods.

Acquired Intangible Assets

Acquired intangible assets include the following:

	As of December 31, 2023			As of December 31, 2022
(Dollars in millions)	Cost Basis	Accumulated Impairment and Amortization(2)(3)	Net	Cost Basis(2)	Accumulated Impairment and Amortization(2)(3)	Net
Customer, services and lending relationships(1)	$218	$(212)	$6	$218	$(207)	$11
Software and technology	119	(110)	9	119	(108)	11
Trade names and trademarks	40	(30)	10	40	(27)	13
Total acquired intangible assets	$377	$(352)	$25	$377	$(342)	$35

(1)
(1)
In 2022 we impaired a customer relationship asset in the Business Processing reportable segment for $6 million as a result of exiting a line of business.
(2)
Accumulated impairment and amortization include impairment amounts only if the acquired intangible asset has been deemed partially impaired. When an acquired intangible asset is considered fully impaired and no longer in use, the cost basis and any accumulated amortization related to the asset is written off.
(3)
We recorded amortization of acquired intangible assets of $10 million, $14 million and $19 million in 2023, 2022 and 2021, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be $9 million, $6 million, $5 million, $3 million and $1 million in 2024, 2025, 2026, 2027 and after 2027, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Borrowings

Borrowings consist of secured borrowings issued through our securitization program, borrowings through secured facilities, unsecured notes issued by us, and other interest-bearing liabilities related primarily to obligations to return cash collateral held.

The following table summarizes our borrowings.

	December 31, 2023					December 31, 2022
(Dollars in millions)	Short Term	Weighted Average Interest Rate(8)	Long Term	Weighted Average Interest Rate(8)	Total	Short Term	Weighted Average Interest Rate(8)	Long Term	Weighted Average Interest Rate(8)	Total
Unsecured borrowings:
Senior unsecured debt(1)	$506	5.88%	$5,351	6.61%	$5,857	$1,301	5.90%	$5,711	5.82%	$7,012
Total unsecured borrowings	506	5.88	5,351	6.61	5,857	1,301	5.90	5,711	5.82	7,012
Secured borrowings:
FFELP Loan securitizations(2)(3)(4)	59	6.84	35,626	6.06	35,685	76	6.01	42,675	4.96	42,751
Private Education Loan securitizations(5)	435	8.14	11,754	3.59	12,189	725	7.17	12,744	3.11	13,469
FFELP Loan ABCP facilities	1,854	6.60	89	6.29	1,943	923	5.31	386	5.33	1,309
Private Education Loan ABCP facilities	1,286	6.62	821	6.84	2,107	2,734	5.55	—	—	2,734
Other(6)	95	5.61	39	5.50	134	121	4.61	—	—	121
Total secured borrowings	3,729	6.76	48,329	5.47	52,058	4,579	5.74	55,805	4.54	60,384
Total before hedge accounting adjustments(7)	4,235	6.66	53,680	5.59	57,915	5,880	5.78	61,516	4.66	67,396
Hedge accounting adjustments	(9)	.01	(278)	.03	(287)	(10)	.01	(490)	.04	(500)
Total	$4,226	6.67%	$53,402	5.62%	$57,628	$5,870	5.78%	$61,026	4.70%	$66,896

(1)
Includes principal amount of $506 million and $1.3 billion of short-term debt as of December 31, 2023 and 2022, respectively. Includes principal amount of $5.4 billion and $5.7 billion of long-term debt as of December 31, 2023 and 2022, respectively.
(2)
Includes $59 million and $76 million of short-term debt and $122 and $0 million of long-term debt related to the FFELP Loan ABS repurchase facilities (FFELP Loan Repurchase Facilities) as of December 31, 2023 and 2022, respectively.
(3)
Includes $1.6 billion and $1.8 billion of non-U.S. dollar-denominated debt as of December 31, 2023 and 2022, respectively, which has been hedged with swaps converting to U.S. dollars.
(4)
Includes defaulted FFELP secured debt tranches with a remaining principal amount of $1.6 billion as of December 31, 2023 as a result of not maturing by their respective contractual maturity dates. Notices were delivered to the trustee, rating agencies and bondholders alerting them to these maturity date defaults. At this time, it is expected the bonds will be paid in full between 2031 and 2037. There is no impact to the principal amount owed or the coupon at which the bonds accrue, and there is no revised contractual maturity date.
(5)
Includes $435 million and $725 million of short-term debt related to the Private Education Loan ABS repurchase facilities (Private Education Loan Repurchase Facilities) as of December 31, 2023 and 2022, respectively.
(6)
“Other” primarily includes the obligation to return cash collateral held related to derivative exposure.
(7)
Includes $38.2 billion and $44.9 billion of long-term floating rate debt as of December 31, 2023 and 2022, respectively, and $15.5 billion and $16.6 billion of long-term fixed rate debt as of December 31, 2023 and 2022, respectively.
(8)
Weighted average interest rate is as of end of period.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Borrowings (Continued)

As of December 31, 2023, the expected maturities of our long-term borrowings are shown in the following table.

	Expected Maturity
(Dollars in millions)	Senior Unsecured Debt	Secured Borrowings(1)	Total(2)
Year of Maturity
2024	$—	$4,528	$4,528
2025	552	5,368	5,920
2026	523	4,115	4,638
2027	694	3,974	4,668
2028	513	3,867	4,380
2029-2048	3,069	26,477	29,546
Total before hedge accounting adjustments	5,351	48,329	53,680
Hedge accounting adjustments	(157)	(121)	(278)
Total	$5,194	$48,208	$53,402

(1)
We view our securitization trust debt as long-term based on the contractual maturity dates. However, we have projected the expected principal paydowns based on our current estimates regarding the loan prepayment speeds for purposes of this disclosure to better reflect how we expect this debt to be paid down over time. The projected principal paydowns in year 2024 include $4.5 billion related to the securitization trust debt.
(2)
The aggregate principal amount of debt that matures in each period is $4.5 billion in 2024, $6.0 billion in 2025, $4.7 billion in 2026, $4.7 billion in 2027, $4.4 billion in 2028 and $29.8 billion in 2029 to 2048.

Variable Interest Entities

We consolidated the following financing VIEs as of December 31, 2023 and 2022, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	December 31, 2023
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$59	$35,626	$35,685	$35,935	$1,441	$1,673	$39,049
Private Education Loan securitizations	435	11,754	12,189	13,396	350	119	13,865
FFELP Loan ABCP facilities	1,854	89	1,943	1,897	77	92	2,066
Private Education Loan ABCP facilities	1,286	821	2,107	2,363	69	50	2,482
Total before hedge accounting adjustments	3,634	48,290	51,924	53,591	1,937	1,934	57,462
Hedge accounting adjustments	—	(121)	(121)	—	—	(190)	(190)
Total	$3,634	$48,169	$51,803	$53,591	$1,937	$1,744	$57,272

	December 31, 2022
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets, Net	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$76	$42,675	$42,751	$42,148	$2,705	$1,544	$46,397
Private Education Loan securitizations	725	12,744	13,469	14,168	367	105	14,640
FFELP Loan ABCP facilities	923	386	1,309	1,317	39	44	1,400
Private Education Loan ABCP facilities	2,734	—	2,734	3,039	122	(81)	3,080
Total before hedge accounting adjustments	4,458	55,805	60,263	60,672	3,233	1,612	65,517
Hedge accounting adjustments	—	(207)	(207)	—	—	(256)	(256)
Total	$4,458	$55,598	$60,056	$60,672	$3,233	$1,356	$65,261

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Borrowings (Continued)

Secured Facilities and Unsecured Debt

FFELP Loan ABCP Facilities

We have various ABCP borrowing facilities that we use to finance our FFELP Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered FFELP Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from November 2024 to April 2025. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2023, there was approximately $1.9 billion outstanding under these facilities, with approximately $2.1 billion of assets securing these facilities. As of December 31, 2023, the maximum unused capacity under these facilities was $408 million and we had $92 million of unencumbered FFELP Loans.

FFELP Loan Repurchase Facilities

We have FFELP Loan Repurchase Facilities that 1) provide liquidity for the acquisition of certain Navient-sponsored auction rate securities, where borrowings under the facility are secured by the auction rate securities; and 2) are collateralized by the net assets in previously issued FFELP Loan ABS trusts. The lenders also have unsecured recourse to Navient Corporation as Guarantor for any shortfall in amounts payable. Because these facilities are secured by Navient-sponsored instruments issued in previous securitizations, we show the debt as part of FFELP Loan securitizations in the various borrowing tables above. As of December 31, 2023, there was approximately $181 million outstanding under these facilities.

Private Education Loan ABCP Facilities

We have various ABCP borrowing facilities that we use to finance our Private Education Loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered Private Education Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from June 2024 to June 2025. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2023, there was approximately $2.1 billion outstanding under these facilities, with approximately $2.5 billion of assets securing these facilities. As of December 31, 2023, the maximum unused capacity under these facilities was $1.7 billion and we had $1.1 billion of unencumbered Private Education Loans.

Private Education Loan Repurchase Facilities

These repurchase facilities are collateralized by the net assets in previously issued Private Education Loan ABS trusts. The lenders also have unsecured recourse to Navient Corporation as Guarantor for any shortfall in amounts payable. Because these facilities are secured by the Residual Interests in previous securitizations, we show the debt as part of Private Education Loan securitizations in the various borrowing tables above. As of December 31, 2023, there was approximately $0.4 billion outstanding under these facilities.

Senior Unsecured Debt

We issued $1.0 billion, $0 and $1.3 billion of unsecured debt in 2023, 2022 and 2021, respectively.

Debt Repurchases

The following table summarizes activity related to our senior unsecured debt repurchases.

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Debt principal repurchased	$850	$—	$2,577
Losses on debt repurchases	$(8)	$—	$(73)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Derivative Financial Instruments

Risk Management Strategy

We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets and liabilities so the net interest margin is not, on a material basis, adversely affected by movements in interest rates. We do not use derivative instruments to hedge credit risk. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation for the period the item is being hedged. We view this strategy as a prudent management of interest rate sensitivity. In addition, we utilize derivative contracts to minimize the economic impact of changes in foreign currency exchange rates on certain debt obligations that are denominated in foreign currencies. As foreign currency exchange rates fluctuate, these liabilities will appreciate and depreciate in value. These fluctuations, to the extent the hedge relationship is effective, are offset by changes in the value of the cross-currency interest rate swaps executed to hedge these instruments. Management believes certain derivative transactions entered into as hedges, primarily Floor Income Contracts, basis swaps and, at times, certain other interest rate swaps, are economically effective; however, those transactions do not qualify for hedge accounting under GAAP and thus may adversely impact earnings.

Although we use derivatives to minimize the risk of interest rate and foreign currency changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements related to Navient Corporation contracts generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e. a legal right to offset receivable and payable derivative contracts), the "net" mark to market exposure, less collateral the counterparty has posted to us, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2023 and 2022, we have a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to Navient Corporation derivatives of $6 million and $11 million, respectively.

Our on-balance sheet securitization trusts have $1.6 billion of Euro denominated bonds outstanding as of December 31, 2023. To convert these non-US dollar denominated bonds into US dollar liabilities, the trusts have entered into foreign-currency swaps with highly-rated counterparties. In addition, the trusts have entered into $298 million notional of interest rate swaps which are primarily used to convert Prime received on securitized education loans to SOFR paid on the bonds. Our securitization trusts with swaps have ISDA documentation with protections against counterparty risk. The collateral calculations contemplated in the ISDA documentation of our securitization trusts require collateral based on the fair value of the derivative which may be adjusted for additional collateral based on rating agency criteria requirements considered within the collateral agreement. The trusts are not required to post collateral to the counterparties. At December 31, 2023 and 2022, the net positive exposure on swaps in securitization trusts was $0 and $0 million, respectively.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments and their impact on net income and other comprehensive income.

Impact of Derivatives on Balance Sheet

		Cash Flow		Fair Value(3)		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Dec. 31, 2023	Dec. 31, 2022	Dec. 31, 2023	Dec. 31, 2022	Dec. 31, 2023	Dec. 31, 2022	Dec. 31, 2023	Dec. 31, 2022
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$55	$55	$—	$1	$55	$56
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	—	—	—	—	—	—
Total derivative assets(2)		—	—	55	55	—	1	55	56
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	—	(2)	(1)	(3)	(1)	(5)
Floor Income Contracts	Interest rate	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(189)	(253)	—	—	(189)	(253)
Total derivative liabilities(2)		—	—	(189)	(255)	(1)	(3)	(190)	(258)
Net total derivatives		$—	$—	$(134)	$(200)	$(1)	$(2)	$(135)	$(202)

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
(2)
The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Gross position	$55	$56	$(190)	$(258)
Impact of master netting agreements	—	—	—	—
Derivative values with impact of master netting agreements (as carried on balance sheet)	55	56	(190)	(258)
Cash collateral (held) pledged	(60)	(80)	46	62
Net position	$(5)	$(24)	$(144)	$(196)

(3)
The following table shows the carrying value of liabilities in fair value hedges and the related fair value hedging adjustments to these liabilities:

	As of December 31, 2023		As of December 31, 2022
(Dollar in millions)	Carrying Value	Hedge Basis Adjustments	Carrying Value	Hedge Basis Adjustments
Short-term borrowings	$490	$(9)	$1,289	$(10)
Long-term borrowings	$5,341	$(281)	$6,188	$(494)

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Derivative Financial Instruments (Continued)

The above fair values include adjustments when necessary for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the asset position at December 31, 2023 and December 31, 2022 by $5 million and $6 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset position at December 31, 2023 and December 31, 2022 by $1 million and $1 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Dec. 31, 2023	Dec. 31, 2022	Dec. 31, 2023	Dec. 31, 2022	Dec. 31, 2023	Dec. 31, 2022	Dec. 31, 2023	Dec. 31, 2022
Notional Values:
Interest rate swaps	$2.2	$8.3	$4.6	$6.2	$1.9	$17.4	$8.7	$31.9
Floor Income Contracts	—	—	—	—	—	6.0	—	6.0
Cross-currency interest rate swaps	—	—	1.6	1.8	—	—	1.6	1.8
Total derivatives	$2.2	$8.3	$6.2	$8.0	$1.9	$23.4	$10.3	$39.7

Mark-to-Market Impact of Derivatives on Statements of Income

	Total Gains (Losses)
	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Fair Value Hedges:
Interest Rate Swaps
Gains (losses) recognized in net income on derivatives	$104	$(610)	$(310)
Gains (losses) recognized in net income on hedged items	(128)	660	349
Net fair value hedge ineffectiveness gains (losses)	(24)	50	39
Cross currency interest rate swaps
Gains (losses) recognized in net income on derivatives	64	(63)	104
Gains (losses) recognized in net income on hedged items	(86)	96	(55)
Net fair value hedge ineffectiveness gains (losses)	(22)	33	49
Total fair value hedges(1)(2)	(46)	83	88
Cash Flow Hedges:
Total cash flow hedges(2)	—	—	—
Trading:
Interest rate swaps	11	130	30
Floor income contracts	—	41	34
Total trading derivatives(3)	11	171	64
Mark-to-market gains (losses) recognized	$(35)	$254	$152

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Derivative Financial Instruments (Continued)

Impact of Derivatives on Other Comprehensive Income (Equity)

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Total gains (losses) on cash flow hedges	$16	$194	$55
Reclassification adjustments for derivative (gains) losses included in net income (interest expense)(1)	(84)	26	86
Net changes in cash flow hedges, net of tax	$(68)	$220	$141

(1)
Includes net settlement income/expense.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties.

(Dollars in millions)	December 31, 2023	December 31, 2022
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$60	$80
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	—	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	—	—
Total collateral held	$60	$80
Derivative asset at fair value including accrued interest	$62	$85
Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$46	$62
Total collateral pledged	$46	$62
Derivative liability at fair value including accrued interest and premium receivable	$197	$266

(1)
The Company has the ability to sell or re-pledge securities it holds as collateral.
(2)
The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Other Assets

The following table provides the detail of our other assets.

(Dollars in millions)	December 31, 2023	December 31, 2022
Accrued interest receivable	$2,081	$2,031
Benefit and insurance-related investments	460	452
Income tax asset, net	122	132
Derivatives at fair value	55	56
Accounts receivable	101	83
Fixed assets	62	74
Other	33	38
Total	$2,914	$2,866

9. Stockholders’ Equity

Common Stock

Our shareholders have authorized the issuance of 1.125 billion shares of common stock. The par value of Navient common stock is $0.01 per share. At December 31, 2023, 114 million shares were issued and outstanding and 16 million shares were unissued but encumbered for outstanding stock options, restricted stock units, performance stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans.

Dividend and Share Repurchase Program

The following table summarizes our common share repurchases, issuances and dividends paid.

	Years Ended December 31,
(Dollars and shares in millions, except per share amounts)	2023	2022	2021
Common stock repurchased(1)	18.0	24.8	34.4
Common stock repurchased (in dollars)(1)	$310	$400	$600
Average purchase price per share(1)	$17.21	$16.13	$17.46
Remaining common stock repurchase authority(1)	$290	$600	$1,000
Shares repurchased related to employee stock- based compensation plans(2)	1.3	1.2	3.0
Average purchase price per share(2)	$18.44	$17.84	$13.65
Common shares issued(3)	2.6	2.5	4.9
Dividends paid	$78	$91	$107
Dividends per share	$.64	$.64	$.64

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

The closing price of our common stock on December 29, 2023 was $18.62.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Earnings (Loss) per Common Share

Basic earnings (loss) per common share (EPS) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations on a GAAP basis follows.

	Years Ended December 31,
(In millions, except per share data)	2023	2022	2021
Numerator:
Net income	$228	$645	$717
Denominator:
Weighted average shares used to compute basic EPS	122	142	170
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units, performance stock units, and Employee Stock Purchase Plan (ESPP)(1)	1	2	2
Dilutive potential common shares(2)	1	2	2
Weighted average shares used to compute diluted EPS	123	144	172
Basic earnings per common share	$1.87	$4.54	$4.23
Diluted earnings per common share	$1.85	$4.49	$4.18

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, performance stock units and the outstanding commitment to issue shares under applicable ESPPs, determined by the treasury stock method.
(2)
For the years ended December 31, 2023, 2022 and 2021, there were 0 million shares outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During 2023, there were no significant transfers of financial instruments between levels, or changes in our methodology used to value our financial instruments.

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

Borrowings

Borrowings are accounted for at cost in the financial statements except when denominated in a foreign currency or when designated as the hedged item in a fair value hedge relationship. When the hedged risk is the benchmark interest rate (which for us is SOFR) and not full fair value, the cost basis is adjusted for changes in value due to benchmark interest rates only. Foreign currency-denominated borrowings are re-measured at current spot rates in the financial statements. Fair value was determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, observable yield curves, foreign currency exchange rates, volatilities from active markets or from quotes from broker-dealers. Fair value adjustments for unsecured corporate debt are made based on indicative quotes from observable trades and spreads on credit default swaps specific to the Company. Fair value adjustments for secured borrowings are based on indicative quotes from broker-dealers. These adjustments for both secured and unsecured borrowings are material to the overall valuation of these items and, currently, are based on inputs from inactive markets. As such, these are level 3 valuations.

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

When determining the fair value of derivatives, we take into account counterparty credit risk for positions where there is exposure to the counterparty on a net basis by assessing exposure net of collateral held. See “Note 7 — Derivative Financial Instruments” for further discussion on methodology. The net credit risk adjustment (adjustments for our exposure to counterparties net of adjustments for the counterparties’ exposure to us) decreased the valuations at December 31, 2023 by $5 million.

Inputs specific to each class of derivatives disclosed in the table below are as follows:

•
Interest rate swaps — Fair value is determined using standard derivative cash flow models. Derivatives that swap fixed interest payments and SOFR interest payments are valued using the SOFR swap yield curve which is an observable input from an active market. These derivatives are level 2 fair value estimates in the hierarchy. Other derivatives swapping SOFR interest payments for another variable interest payment (primarily Prime) are valued using the SOFR swap yield curve and observable market spreads for the specified index. The markets for these swaps are generally illiquid as indicated by a wide bid/ask spread. The adjustment made for liquidity decreased the valuations by $1 million at December 31, 2023. These derivatives are level 3 fair value estimates.
•
Cross-currency interest rate swaps — Fair value is determined using standard derivative cash flow models. Derivatives hedging foreign-denominated bonds are valued using the SOFR swap yield curve (for both USD and the foreign-denominated currency), cross-currency basis spreads and forward foreign currency exchange rates. These inputs are observable inputs from active markets. In addition, these amortizing notional derivatives (derivatives whose notional amounts change based on changes in the balance of, or pool of, assets or debt) hedging trust debt use internally derived assumptions for the trust assets’ prepayment speeds and default rates to model the notional amortization. Management makes assumptions concerning the extension features of derivatives hedging rate-reset notes denominated in a foreign currency. These inputs are not market observable; therefore, these derivatives are level 3 fair value estimates.
•
Floor Income Contracts — Derivatives are valued using an option pricing model. Inputs to the model include the SOFR swap yield curve and SOFR interest rate volatilities. The inputs are observable inputs in active markets and these derivatives are level 2 fair value estimates.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis. During 2023 and 2022, there were no significant transfers of financial instruments between levels.

	Fair Value Measurements on a Recurring Basis
	December 31, 2023				December 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivative instruments:(1)
Interest rate swaps	—	55	—	55	—	55	1	56
Cross-currency interest rate swaps	—	—	—	—	—	—	—	—
Total derivative assets(2)	—	55	—	55	—	55	1	56
Total	$—	$55	$—	$55	$—	$55	$1	$56
Liabilities(3)
Derivative instruments(1)
Interest rate swaps	$—	$—	$(1)	$(1)	$—	$(2)	$(3)	$(5)
Floor Income Contracts	—	—	—	—	—	—	—	—
Cross-currency interest rate swaps	—	—	(189)	(189)	—	—	(253)	(253)
Total derivative liabilities(2)	—	—	(190)	(190)	—	(2)	(256)	(258)
Total	$—	$—	$(190)	$(190)	$—	$(2)	$(256)	$(258)

(1)
Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)
See “Note 7 — Derivative Financial Instruments" for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.
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

	Year Ended December 31, 2023
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(2)	$(253)	$—	$(255)
Total gains/(losses):
Included in earnings(1)	1	17	—	18
Included in other comprehensive income	—	—	—	—
Settlements	—	47	—	47
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(1)	$(189)	$—	$(190)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$1	$64	$—	$65

	Year Ended December 31, 2022
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(4)	$(190)	$—	$(194)
Total gains/(losses):
Included in earnings(1)	1	(105)	—	(104)
Included in other comprehensive income	—	—	—	—
Settlements	1	42	—	43
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(2)	$(253)	$—	$(255)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$1	$(63)	$—	$(62)

	Year Ended December 31, 2021
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(8)	$(294)	$—	$(302)
Total gains/(losses):
Included in earnings(1)	3	81	—	84
Included in other comprehensive income	—	—	—	—
Settlements	1	23	—	24
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$(4)	$(190)	$—	$(194)
Change in mark-to-market gains/(losses) relating to instruments still held at the reporting date(2)	$3	$(157)	$—	$(154)

(1)
“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Gains (losses) on derivative and hedging activities, net	$1	$1	$3
Interest expense	17	(105)	81
Total	$18	$(104)	$84

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

(Dollars in millions)	Fair Value at December 31, 2023	Valuation Technique	Input	Range and Weighted Average
Derivatives
Prime basis swaps	$(1)	Discounted cash flow	Constant Prepayment Rate	10%
			Bid/ask adjustment to discount rate	0.08%
Cross-currency interest rate swaps	(189)	Discounted cash flow	Constant Prepayment Rate	5%
Other	—
Total	$(190)

The significant inputs that are unobservable or from inactive markets related to our level 3 derivatives detailed in the table above would be expected to have the following impacts to the valuations:

•
Prime basis swaps — These swaps do not actively trade in the markets as indicated by a wide bid/ask spread. A wider bid/ask spread will result in a decrease in the overall valuation. In addition, the unobservable inputs include Constant Prepayment Rates of the underlying securitization trust the swap references. A decrease in this input will result in a longer weighted average life of the swap which will increase the value for swaps in a gain position and decrease the value for swaps in a loss position, everything else equal. The opposite is true for an increase in the input.
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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2023			December 31, 2022
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$36,590	$37,925	$(1,335)	$41,426	$43,525	$(2,099)
Private Education Loans	16,287	16,902	(615)	17,880	18,725	(845)
Cash and investments	2,939	2,939	—	4,974	4,974	—
Total earning assets	55,816	57,766	(1,950)	64,280	67,224	(2,944)
Interest-bearing liabilities
Short-term borrowings	4,237	4,226	(11)	5,879	5,870	(9)
Long-term borrowings	51,566	53,402	1,836	57,652	61,026	3,374
Total interest-bearing liabilities	55,803	57,628	1,825	63,531	66,896	3,365
Derivative financial instruments
Floor Income Contracts	—	—	—	—	—	—
Interest rate swaps	54	54	—	51	51	—
Cross-currency interest rate swaps	(189)	(189)	—	(253)	(253)	—
Other	—	—	—	—	—	—
Excess of net asset fair value over carrying value			$(125)			$421

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

Due to developments in the second half of 2023 in connection with the Company's CFPB matter, the Company concluded a loss was probable and reasonably estimable and accrued a $73 million contingency loss. The litigation process is not predictable and can lead to unexpected results. Therefore, it is reasonably possible that the Company’s exposure to loss may exceed any amounts accrued.

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

On April 12, 2023, the Company reached an agreement in principle (“Settlement”) with certain plaintiffs for a nationwide settlement of claims raised in the following bankruptcy adversary actions: Coyle v. Navient Solutions, LLC, No. 22-80018 (Bankr. W.D. Mich.); Homaidan v. SLM Corp., No. 1:17-ap-01085 (Bankr. E.D.N.Y.); Mazloom v. Navient Solutions, LLC, No. 20-80033-6 (Bankr. N.D.N.Y.); and Woodard v. Navient Solutions, LLC, No. 08-81442 (Bankr. D. Neb.) collectively referred to as the “Bankruptcy Cases.” The Settlement has received final court approval. Under the Settlement, Navient will forego the collection of defined balances for borrowers or co-borrowers of certain private loans — all of which were originated prior to our company separation — who have received a discharge in bankruptcy during the periods covered by the agreements. As a result, we recorded a $23 million additional private loan provision for loan losses in the first quarter of 2023 related to the estimated future charge offs that are expected to occur. The Company has also agreed to fund settlement funds. We anticipate that any cash contribution we will be required to make to these funds will not exceed $44 million in the aggregate and will be fully covered by insurance. The net impact to operating expense for this element of the settlement for the first quarter of 2023 was $0 due to the accrual of the offsetting insurance reimbursements.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments, Contingencies and Guarantees (Continued)

Regulatory Matters

The Company has been named as defendant in a number of putative class action and other cases alleging violations of various state and federal consumer protection laws including the Telephone Consumer Protection Act (TCPA), the Consumer Financial Protection Act of 2010 (CFPA), the Fair Credit Reporting Act (FCRA), the Fair Debt Collection Practices Act (FDCPA), in adversarial proceedings under the U.S. Bankruptcy Code, and various state consumer protection laws. At this point in time, the Company is unable to anticipate the timing of a resolution or the impact that these legal proceedings may have on the Company’s consolidated financial position, liquidity, results of operation or cash flows. As a result, it is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable in connection with these matters and loss contingency accruals have not been established. It is possible that an adverse ruling or rulings may have a material adverse impact on the Company.

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

Under the terms of the Separation and Distribution Agreement between the Company and SLM BankCo, Navient agreed to indemnify SLM BankCo for claims, actions, damages, losses or expenses that may arise from the conduct of activities of pre-Spin-Off SLM BankCo occurring prior to the Spin-Off other than those specifically excluded in that agreement. Also, as part of the Separation and Distribution Agreement, SLM BankCo agreed to indemnify Navient for certain claims, actions, damages, losses or expenses subject to the terms, conditions and limitations set forth in that agreement. As a result, subject to the terms, conditions and limitations set forth in that agreement, Navient agreed to indemnify and hold harmless Sallie Mae and its subsidiaries, including Sallie Mae Bank from liabilities arising out of the regulatory matters and CFPB and State Attorneys General lawsuits mentioned above. In addition, we asserted various claims for indemnification against Sallie Mae and Sallie Mae Bank for such specifically excluded items arising out of the CFPB and the State Attorneys General lawsuits if and to the extent any indemnified liabilities exist now or in the future. Navient has no accrued liabilities related to indemnification matters with SLM BankCo as of December 31, 2023.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
Non-deductible regulatory-related expenses (1)	—	—	1.4
Unrecognized tax benefits, state, net of federal benefit	.8	(1.3)	.2
Valuation allowance on disallowed interest expense carryovers, state, net of federal benefit	6.6	1.0	.7
State tax, net of federal benefit	(1.9)	1.2	.2
Other, net	.6	.1	(.1)
Effective tax rate	27.1%	22.0%	23.4%

(1)
Regulatory expenses for 2021 include $205 million related to the resolution of State Attorneys General litigation and investigations, of which approximately $50.7 million is non-deductible for income tax purposes. See "Note 12 — Commitments, Contingencies and Guarantees" for further discussion.

Income tax expense consists of:

	December 31,
(Dollars in millions)	2023	2022	2021
Current provision/(benefit):
Federal	$63	$(2)	$147
State	24	(25)	19
Foreign	—	1	—
Total current provision/(benefit)	87	(26)	166
Deferred provision/(benefit):
Federal	—	173	56
State	(2)	35	(3)
Foreign	—	—	—
Total deferred provision/(benefit)	(2)	208	53
Provision for income tax expense/(benefit)	$85	$182	$219

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
(Dollars in millions)	2023	2022
Deferred tax assets:
Loan reserves	$237	$297
Accrued expenses not currently deductible	39	33
Education loan premiums and discounts, net	32	41
Operating loss and credit carryovers	11	12
Stock-based compensation plans	5	5
Other	18	19
Total deferred tax assets	342	407
Deferred tax liabilities:
Market value adjustments on education loans, investments and derivatives	114	201
Acquired intangible assets	23	22
Original issue discount on borrowings	13	13
Other	7	11
Total deferred tax liabilities	157	247
Net deferred tax assets	$185	$160

Included in operating loss and credit carryovers is a valuation allowance of $98 million and $79 million as of December 31, 2023 and 2022, respectively, against a portion of the Company’s federal and state deferred tax assets. The valuation allowance is primarily attributable to deferred tax assets for federal and state net operating loss carryovers and state IRC § 163(j) disallowed interest expense carryovers that management believes it is more likely than not will expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e. capital or ordinary) during the period in which the temporary differences become deductible. Factors generally considered by management include (but are not limited to): any changes in economic conditions, the scheduled reversals of deferred tax liabilities, and the history of positive taxable income in evaluating the realizability of the deferred tax assets.

The operating loss and credit carryovers consist of:

	December 31, 2023
(Dollars in millions)	Gross	Tax-Effected	Expiration	Corresponding Valuation Allowance(1)	Operating Loss and Credit Carryovers
Federal operating loss carryovers	$34	$7	Begins in 2032	$1	$6
State operating loss carryovers	559	37	Began in 2023	32	5
State IRC § 163(j) disallowed interest expense carryovers	4,173	65	Indefinite	65	—
		$109		$98	$11

(1)
The valuation allowance attributable to deferred tax assets for federal and state net operating loss carryovers, and state IRC § 163(j) disallowed interest expense carryovers, are amounts that management believes more likely than not will expire prior to being realized.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes

The following table summarizes changes in unrecognized tax benefits:

	December 31,
(Dollars in millions)	2023	2022	2021
Unrecognized tax benefits at beginning of year	$50.7	$58.8	$57.9
Increases resulting from tax positions taken during a prior period	3.8	10.8	6.4
Decreases resulting from tax positions taken during a prior period	(4.5)	(18.6)	(4.2)
Increases resulting from tax positions taken during the current period	7.4	6.7	6.4
Decreases related to settlements with taxing authorities	(3.8)	(1.0)	(.3)
Increases related to settlements with taxing authorities	—	—	—
Reductions related to the lapse of statute of limitations	(5.1)	(6.0)	(7.4)
Unrecognized tax benefits at end of year (1)	$48.5	$50.7	$58.8

(1)
Included in the $48.5 million of gross unrecognized tax benefits at December 31, 2023 are $38.3 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

The Company or one of its subsidiaries files income tax returns at the U.S. federal level, in most U.S. states, and various foreign jurisdictions. All periods prior to 2020 are closed for federal examinations purposes. Various combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years). We do not expect the resolution of open audits to have a material impact on our unrecognized tax benefits.

14. Revenue from Contracts with Customers Accounted for in Accordance with ASC 606

The following tables illustrate the disaggregation of revenue from contracts accounted for under ASC 606 with customers according to service type and client type by reportable operating segment.

Revenue by Service Type

	Years Ended December 31,
	2023			2022			2021
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal Education Loan asset recovery services	$—	$—	$—	$2	$—	$2	$19	$—	$19
Government services	—	200	200	—	187	187	—	258	258
Healthcare services	—	121	121	—	143	143	—	230	230
Total	$—	$321	$321	$2	$330	$332	$19	$488	$507

Revenue by Client Type

	Years Ended December 31,
	2023			2022			2021
(Dollars in millions)	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue	Federal Education Loans	Business Processing	Total Revenue
Federal government	$—	$62	$62	$—	$8	$8	$1	$20	$21
Guarantor agencies	—	—	—	2	—	2	18	—	18
Other institutions	—	—	—	—	—	—	—	—	—
State and local government	—	68	68	—	116	116	—	183	183
Tolling authorities	—	70	70	—	63	63	—	55	55
Hospitals and other healthcare providers	—	121	121	—	143	143	—	230	230
Total	—	321	321	2	330	332	19	488	507

As of December 31, 2023, 2022, and 2021 there was $95 million, $67 million, and $82 million, respectively, of net accounts receivable related to these contracts. Navient had no material contract assets or contract liabilities.

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

Federal Education Loans Segment

Navient owns FFELP Loans and performs servicing on this portfolio. We also service FFELP Loans owned by other institutions. We generate revenue primarily through net interest income on our FFELP Loans.

The following table includes asset information for our Federal Education Loans segment.

	December 31,
(Dollars in millions)	2023	2022
FFELP Loans, net	$37,925	$43,525
Cash and investments(1)	1,520	2,746
Other	2,128	2,229
Total assets	$41,573	$48,500

(1)
Includes restricted cash and investments.

Consumer Lending Segment

Navient owns, originates and services refinance and in-school Private Education Loans. "Refinance" Private Education Loans are loans where a borrower has refinanced their education loans, and "In-school" Private Education Loans are loans originally made to borrowers while they are attending school. We generate revenue primarily through net interest income on our Private Education Loan portfolio.

The following table includes asset information for our Consumer Lending segment.

	December 31,
(Dollars in millions)	2023	2022
Private Education Loans, net	$16,902	$18,725
Cash and investments(1)	497	617
Other	577	453
Total assets	$17,976	$19,795

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

At December 31, 2023 and 2022, the Business Processing segment had total assets of $380 million and $390 million, respectively.

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

At December 31, 2023 and 2022, the Other segment had total assets of $1.4 billion and $2.1 billion, respectively.

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

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2023
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$4,266					$2,901	$1,369	$—	$—
Cash and investments	153					76	27	—	50
Total interest income	4,419					2,977	1,396	—	50
Total interest expense	3,557					2,497	816	—	164
Net interest income (loss)	862	$32	$52	$84	$946	480	580	—	(114)
Less: provisions for loan losses	123				123	56	67	—	—
Net interest income (loss) after provisions for loan losses	739					424	513	—	(114)
Other income (loss):
Servicing revenue	64					52	12	—	—
Asset recovery and business processing revenue	321					—	—	321	—
Other revenue	32					14	2	—	5
Losses on debt repurchases	(8)	—	—	—	—	—	—	—	(8)
Total other income (loss)	409	(32)	21	(11)	398	66	14	321	(3)
Expenses:
Direct operating expenses	508					72	151	285	—
Unallocated shared services expenses	292					—	—	—	292
Operating expenses	800	—	—	—	800	72	151	285	292
Goodwill and acquired intangible asset impairment and amortization	10	—	(10)	(10)	—	—	—	—	—
Restructuring/other reorganization expenses	25	—	—	—	25	—	—	—	25
Total expenses	835	—	(10)	(10)	825	72	151	285	317
Income (loss) before income tax expense (benefit)	313	—	83	83	396	418	376	36	(434)
Income tax expense (benefit)(2)	85	—	8	8	93	99	89	8	(103)
Net income (loss)	$228	$—	$75	$75	$303	$319	$287	$28	$(331)

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2023
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$84	$—	$84
Total other income (loss)	(11)	—	(11)
Goodwill and acquired intangible asset impairment and amortization	—	(10)	(10)
Total Core Earnings adjustments to GAAP	$73	$10	83
Income tax expense (benefit)			8
Net income (loss)			$75

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Reporting (Continued)

	Year Ended December 31, 2022
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$3,161					$1,955	$1,195	$—	$—
Cash and investments	62					32	10	—	20
Total interest income	3,223					1,987	1,205	—	20
Total interest expense	2,102					1,468	611	—	107
Net interest income (loss)	1,121	$(15)	$(80)	$(95)	$1,026	519	594	—	(87)
Less: provisions for loan losses	79				79	—	79	—	—
Net interest income (loss) after provisions for loan losses	1,042					519	515	—	(87)
Other income (loss):
Servicing revenue	77					65	12	—	—
Asset recovery and business processing revenue	336					6	—	330	—
Other revenue	203					31	1	—	—
Total other income (loss)	616	15	(186)	(171)	445	102	13	330	—
Expenses:
Direct operating expenses	534					106	148	280	—
Unallocated shared services expenses	242					—	—	—	242
Operating expenses	776	—	—	—	776	106	148	280	242
Goodwill and acquired intangible asset impairment and amortization	19	—	(19)	(19)	—	—	—	—	—
Restructuring/other reorganization expenses	36	—	—	—	36	—	—	—	36
Total expenses	831	—	(19)	(19)	812	106	148	280	278
Income (loss) before income tax expense (benefit)	827	—	(247)	(247)	580	515	380	50	(365)
Income tax expense (benefit)(2)	182	—	(60)	(60)	122	108	80	10	(76)
Net income (loss)	$645	$—	$(187)	$(187)	$458	$407	$300	$40	$(289)

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2022
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(95)	$—	$(95)
Total other income (loss)	(171)	—	(171)
Goodwill and acquired intangible asset impairment and amortization	—	(19)	(19)
Total Core Earnings adjustments to GAAP	$(266)	$19	(247)
Income tax expense (benefit)			(60)
Net income (loss)			$(187)

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Reporting (Continued)

	Year Ended December 31, 2021
		Adjustments				Reportable Segments
(Dollars in millions)	Total GAAP	Reclassi- fications	Additions/ (Subtractions)	Total Adjustments (1)	Total Core Earnings	Federal Education Loans	Consumer Lending	Business Processing	Other
Interest income:
Education loans	$2,645					$1,405	$1,181	$—	$—
Cash and investments	3					—	2	—	1
Total interest income	2,648					1,405	1,183	—	1
Total interest expense	1,316					830	541	—	70
Net interest income (loss)	1,332	$(106)	$(78)	$(184)	$1,148	575	642	—	(69)
Less: provisions for loan losses	(61)				(61)	—	(61)	—	—
Net interest income (loss) after provisions for loan losses	1,393					575	703	—	(69)
Other income (loss):
Servicing revenue	168					162	6	—	—
Asset recovery and business processing revenue	539					51	—	488	—
Other revenue	94					25	—	—	5
Gains on sales of loans	78					—	91	—	—
Losses on debt repurchases	(73)					—	—	—	(73)
Total other income (loss)	806	106	(157)	(51)	755	238	97	488	(68)
Expenses:
Direct operating expenses	745					223	162	360	—
Unallocated shared services expenses	462					—	—	—	462
Operating expenses	1,207	—	—	—	1,207	223	162	360	462
Goodwill and acquired intangible asset impairment and amortization	30	—	(30)	(30)	—	—	—	—	—
Restructuring/other reorganization expenses	26	—	—	—	26	—	—	—	26
Total expenses	1,263	—	(30)	(30)	1,233	223	162	360	488
Income (loss) before income tax expense (benefit)	936	—	(205)	(205)	731	590	638	128	(625)
Income tax expense (benefit)(2)	219	—	(39)	(39)	180	136	146	29	(131)
Net income (loss)	$717	$—	$(166)	$(166)	$551	$454	$492	$99	$(494)

(1)
Core Earnings adjustments to GAAP:

	Year Ended December 31, 2021
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Acquired Intangibles	Total
Net interest income (loss) after provisions for loan losses	$(184)	$—	$(184)
Total other income (loss)	(51)	—	(51)
Goodwill and acquired intangible asset impairment and amortization	—	(30)	(30)
Total Core Earnings adjustments to GAAP	$(235)	$30	(205)
Income tax expense (benefit)			(39)
Net income (loss)			$(166)

(2) Income taxes are based on a percentage of net income before tax for the individual reportable segment.

NAVIENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Reporting (Continued)

Summary of Core Earnings Adjustments to GAAP

	Years Ended December 31,
(Dollars in millions)	2023	2022	2021
GAAP net income	$228	$645	$717
Core Earnings adjustments to GAAP:
Net impact of derivative accounting(1)	73	(266)	(235)
Net impact of goodwill and acquired intangible assets(2)	10	19	30
Net income tax effect(3)	(8)	60	39
Total Core Earnings adjustments to GAAP	75	(187)	(166)
Core Earnings net income	$303	$458	$551

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

This appendix describes or summarizes the material provisions of HEA’s Title IV, the FFELP and related statutes and regulations, in place as of December 31, 2023. It, however, is not complete and is qualified in its entirety by reference to each actual statute and regulation. Both the HEA and the related regulations have been the subject of extensive amendments over the years. We cannot predict whether future amendments or modifications might materially change any of the programs described in this appendix or the statutes and regulations that implement them.

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

APPENDIX B

form 10-k cross-reference index

		Page Number

Forward-Looking and Cautionary Statements		3

Available Information		4

PART I

Item 1.	Business	5-10,49-51

Item 1A.	Risk Factors	52-65

Item 1B.	Unresolved Staff Comments	Not Applicable

Item 1C.	Cybersecurity	66-67

Item 2.	Properties	73

Item 3.	Legal Proceedings	51, F-48-F-50

Item 4.	Mine Safety Disclosures	Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	73-75

Item 6.	Selected Financial Data	Reserved and Removed

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-48

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	68-72

Item 8.	Financial Statements and Supplementary Data	(a)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable

Item 9A.	Controls and Procedures	76

Item 9B.	Other Information	75

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	77

Item 11.	Executive Compensation	77

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	77

Item 13.	Certain Relationships and Related Transactions, and Director Independence	77

Item 14.	Principal Accountant Fees and Services	77

PART IV

Item 15.	Exhibits and Financial Statement Schedules	78-82, F-1-F-60

Item 16.	Form 10-K Summary	Not applicable

Signatures		83

(a)
Reference is made to the financial statements listed under the heading “(a) 1. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

GLOSSARY

Listed below are definitions of key terms that are used throughout this document. See also Appendix A, “Description of Federal Family Education Loan Program,” for a further discussion of the FFELP.

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

The following example shows the mechanics of Floor Income for a typical fixed rate FFELP Consolidation Loan (with a SOFR-based SAP spread of 2.64%):

Fixed Borrower Rate	4.25%
SAP Spread over SOFR	(2.64)
Floor Strike Rate(1)	1.61%

(1)
The interest rate at which the underlying index (SOFR, Treasury bill or commercial paper) plus the fixed SAP spread equals the fixed borrower rate. Floor Income is earned anytime the interest rate of the underlying index declines below this rate.

Based on this example, if the quarterly average SOFR rate is over 1.61%, the holder of the education loan will earn at a floating rate based on the SAP formula, which in this example is a fixed spread to SOFR of 2.64%. On the other hand, if the quarterly average SOFR rate is below 1.61%, the SAP formula will produce a rate below the fixed borrower rate of 4.25% and the loan holder earns at the borrower rate of 4.25%.

Graphic Depiction of Floor Income:

Fixed Borrower Rate = 4.25%
Special Allowance Payment (SAP) Spread = 2.64%
Lender Yield
Fixed Borrower Rate
Floor Income
Floating Debt Rate
Floor Strike Rate @ 1.61%
Yield
SOFR Rate
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